Form 10-K
period 2009-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2010-03-01
CIK 74260

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended: December 31, 2009 OR

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

Indicate by check mark whether the registrant  has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: /No:_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:  / No:X

The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and executive officers, the registrant’s various employee benefit plans and American Business & Personal Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant’s common stock on June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter, was $2,131,893,832.

The registrant had 240,686,104 shares of Common Stock outstanding as of January 29, 2010.

Documents incorporated by reference:

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.
Title Proxy statement for the 2010 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 96)	Part III, Items 10, 11, 12, 13 and 14 IV, Item 15

There are 97 pages in this report

PART I

Item 1 - Business

(a) General Description of Business. Old Republic International Corporation is a Chicago based holding company engaged in the single business of insurance underwriting. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely, it’s General (property and liability insurance), Mortgage Guaranty, and Title Insurance Groups. References herein to such groups apply to the Company's subsidiaries engaged in these respective segments of business. The results of a small life and health insurance business are included within the corporate and other caption of this report. “Old Republic” or “the Company” refers to Old Republic International Corporation and its subsidiaries as the context requires.

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise managed for the long run. Management therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and the maintenance of financial soundness in support of its subsidiaries’ long-term obligations to insurance beneficiaries. To achieve these objectives, adherence to certain basic insurance risk management principles is stressed, and asset diversification and quality are emphasized. The underwriting principles encompass:

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

Financial Information Relating to Segments of Business (a)

Net Revenues (b)	($ in Millions)
Years Ended December 31:	2009	2008	2007
General	$2,052.7	$2,255.9	$2,438.0
Mortgage Guaranty	746.1	690.0	608.3
Title	914.1	681.3	878.5
Corporate & Other – net (c)	138.1	132.1	131.4
Consolidated realized investment gains (losses)	6.3	(486.4)	70.3
Consolidation elimination adjustments	(53.8)	(35.3)	(35.8)
Consolidated	$3,803.6	$3,237.7	$4,091.0

Income (Loss) Before Taxes
Years Ended December 31:	2009	2008	2007
General	$200.1	$294.3	$418.0
Mortgage Guaranty	(486.4)	(594.3)	(110.4)
Title	2.1	(46.3)	(14.7)
Corporate & Other – net (c)	4.0	13.5	15.1
Consolidated realized investment gains (losses)	6.3	(486.4)	70.3
Consolidated	$(273.6)	$(819.2)	$378.4

Assets
As of December 31:	2009	2008	2007
General	$9,920.8	$9,482.9	$9,769.9
Mortgage Guaranty	3,233.4	2,973.1	2,523.8
Title	852.8	762.4	770.4
Corporate & Other – net (c)	503.5	509.5	437.9
Consolidation elimination adjustments	(320.5)	(462.0)	(211.5)
Consolidated	$14,190.0	$13,266.0	$13,290.6

Shareholders’ Equity
As of December 31:	2009	2008	2007
General	$2,548.2	$2,258.7	$2,536.7
Mortgage Guaranty	581.7	828.0	1,237.7
Title	288.6	260.0	334.9
Corporate & Other – net (c)	516.9	433.7	475.4
Consolidated elimination adjustments	(44.1)	(40.2)	(43.2)
Consolidated	$3,891.4	$3,740.3	$4,541.6

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

Consumer Credit Indemnity (“CCI”)(1955): Policies provide limited indemnity to lenders and other financial intermediaries against the risk of non-payment of consumer loan balances by individual buyers and borrowers arising from unemployment, bankruptcy, and other failures to pay.

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

Guaranteed Asset Protection (“GAP”)(2003): This insurance covers an automobile loan borrower for the dollar value difference between an insurance company’s liability for the total loss (remaining cash value) of an insured vehicle and the amount still owed on an automobile loan.

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

(Parenthetical dates refer to the year(s) when Old Republic’s Companies began underwriting the coverages)

Commercial automobile, general liability and workers’ compensation insurance are typically produced in tandem for many assureds. For 2009, production of commercial automobile direct insurance premiums accounted for approximately 29.8% of consolidated General Insurance Group direct premiums written, while workers’ compensation and general liability direct premium production amounted to approximately 19.2% and 13.6%, respectively, of such consolidated totals.

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

Traditional primary insurance is issued on an individual loan basis to mortgage bankers, brokers, commercial banks and savings institutions through a network of Company-managed underwriting sites located throughout the country. Traditional primary loans are individually reviewed (except for loans insured under delegated approval programs) and priced according to filed premium rates. In underwriting traditional primary business, the Company generally adheres to the underwriting guidelines published by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) or the Federal National Mortgage Association (“FNMA” or “Fannie Mae”), purchasers of many of the loans the Company insures. Delegated underwriting programs allow approved lenders to commit the Company to insure loans provided they adhere to predetermined underwriting guidelines. In 2009, delegated underwriting approvals accounted for approximately 67% of the Company’s new traditional primary risk written.

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

As to all types of mortgage insurance products, the amount of premium charge depends on various underwriting criteria such as loan-to-value ratios, the level of coverage being provided, the borrower’s credit history, the type of loan instrument (whether fixed rate/fixed payment or an adjustable rate/adjustable payment), documentation type, and whether or not the insured property is categorized as an investment or owner occupied property. Coverage is non-cancelable by the Company (except in the case of non-payment of premium or certain master policy violations) and premiums are paid under single, annual, or monthly payment plans. Single premiums are paid at the inception of coverage and provide coverage for the entire policy term. Annual and monthly premiums are renewable on their anniversary dates with the premium charge determined on the basis of the original or outstanding loan amount. The majority of the Company’s direct premiums are written under monthly premium plans. Premiums may be paid by borrowers as part of their monthly mortgage payment and passed through to the Company by the servicer of the loan or they may be paid directly by the originator of, or investor in the mortgage loan.

Title Insurance Group

The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records, which contain information concerning interests in real property. The policy insures against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2009, approximately 39% of the Company’s consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company), while the remaining 61% emanated from independent title agents and underwritten title companies.

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

The premiums charged for the issuance of title insurance policies vary with the policy amount and the type of policy issued. The premium is collected in full when the real estate transaction is closed, there being no recurring fee thereafter. In many areas, premiums charged on subsequent policies on the same property may be reduced depending generally upon the time elapsed between issuance of the previous policies and the nature of the transactions for which the policies are issued. Most of the charge to the customer relates to title services rendered in conjunction with the issuance of a policy rather than to the possibility of loss due to risks insured against. Accordingly, the cost of service performed by a title insurer relates for the most part to the prevention of loss rather than to the assumption of the risk of loss. Claim losses that do occur result primarily from title search and examination mistakes, fraud, forgery, incapacity, missing heirs and escrow processing errors.

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

The Company’s small life and health business registered 2009 and 2008 net premium revenues of $73.3 million and $80.1 million, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic’s general insurance operations. Production of term life insurance, accounting for net premiums earned of $15.1 million in 2009 and $16.8 million in 2008, was terminated and placed in run off as of year end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company’s insurance segments.

	($ in Millions)
	Years Ended December 31,
	2009	2008	2007
General Insurance Group:
Overall Experience:
Net Premiums Earned	$1,782.5	$1,989.3	$2,155.1
Claim Ratio	75.9%	72.2%	67.4%
Policyholders’ Dividend Benefit	.4	.8	.4
Expense Ratio	25.8	24.2	24.1
Composite Ratio	102.1%	97.2%	91.9%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$652.8	$694.5	$752.4
Claim Ratio	71.3%	75.8%	73.9%

Workers’ Compensation:
Net Premiums Earned	$387.3	$418.4	$505.6
Claim Ratio	73.9%	67.2%	69.7%
Policyholders’ Dividend Benefit	1.0%	2.2%	1.2%

General Liability:
Net Premiums Earned	$143.2	$150.2	$168.1
Claim Ratio	65.3%	63.9%	59.8%

Three Above Coverages Combined:
Net Premiums Earned	$1,183.5	$1,263.2	$1,426.2
Claim Ratio	71.4%	71.5%	70.7%

Financial Indemnity: (a)
Net Premiums Earned	$241.5	$319.7	$298.0
Claim Ratio	117.8%	95.0%	69.6%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$168.8	$192.9	$199.3
Claim Ratio	61.4%	58.8%	54.0%

Home and Automobile Warranty:
Net Premiums Earned	$141.6	$126.2	$129.8
Claim Ratio	65.2%	61.2%	62.9%

Other Coverages: (b)
Net Premiums Earned	$50.7	$89.5	$98.9
Claim Ratio	45.8%	43.6%	46.7%

Mortgage Guaranty Group:
Net Premiums Earned	$644.5	$592.5	$518.2
Claim Ratio	176.0%	199.3%	118.8%
Expense Ratio	12.6	15.7	17.7
Composite Ratio	188.6%	215.0%	136.5%

Title Insurance Group: (c)
Net Premiums Earned	$611.0	$463.1	$638.5
Combined Net Premiums & Fees Earned	$888.4	$656.1	$850.7
Claim Ratio	7.9%	7.0%	6.6%
Expense Ratio	93.8	103.6	98.1
Composite Ratio	101.7%	110.6%	104.7%

All Coverages Consolidated:
Net Premiums & Fees Earned	$3,388.9	$3,318.1	$3,601.2
Claim and Benefit Ratio	76.7%	81.8%	60.2%
Expense Ratio	41.8	39.1	41.3
Composite Ratio	118.5%	120.9%	101.5%

Any necessary reclassifications of prior year data are reflected in the above table to conform to our current presentation.
(a)	Consists principally of fidelity, surety, consumer credit indemnity, executive indemnity (directors & officers and errors & omissions), and guaranteed asset protection (GAP) coverages.
(b)	Consists principally of aviation and travel accident coverages.
(c)	Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.

General insurance premiums have trended down during the three years ended December 31, 2009. The Company estimates that most of the downtrend has been caused by the combination of a softer pricing environment and the recessionary economic conditions affecting its customers’ operations. These conditions affect such factors as sales and employment levels, both of which are important elements upon which premiums are based. Mortgage guaranty premium levels have been pressured by lower industry-wide market penetration offset by reduced cessions to captive insurers. The significant increase in 2009 earned premiums was due to largely non-recurring captive reinsurance commutations which contributed $82.5 million of additional premiums covering future losses. Title insurance premiums and fees had been in a downtrend between 2005 and late 2008. The combination of stronger refinance activity that began late in 2008 and continued into early 2009 and greater market share gains in the second half of last year produced a turn around for 2009 as a whole.

Variations in claim ratios are typically caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and incurred but not reported claims and claim expenses. As demonstrated in the above table, the Company can therefore experience period-to-period volatility in the underwriting results posted for individual coverages. In light of the Company’s basic underwriting focus in managing its business, a long-term objective has been to dampen this volatility by diversifying the coverages it offers and the industries it serves.

The claim ratios include loss adjustment expenses where appropriate. Policyholders' dividends, which apply principally to workers' compensation insurance, are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends.

Excluding the impact of Old Republic’s consumer credit indemnity (“CCI”) business discussed below, the overall general insurance claim ratio reflects reasonably consistent trends for all periods reported upon. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, followed by a general price softening in the past three years or so. Changes in commercial automobile coverages claim ratios are primarily due to greater claim frequencies. Loss ratios for workers' compensation and liability insurance coverages may reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. Additionally, workers’ compensation claim costs in particular are affected by a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, and self-insured or deductible insurance programs that are intended to mitigate claim costs over time. Claim ratios for a relatively small book of general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestos and environmental claims exposures.

The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Given this concurrent underwriting approach, an evaluation of trends in premiums, claim and dividend ratios for these individual coverages is more appropriately considered in the aggregate.

The higher claim ratio for financial indemnity coverages in the periods shown was driven principally by greater claim frequencies experienced in Old Republic’s CCI coverage. These higher claim ratios added 7.3 and 6.1 percentage points, respectively, to the 2009 and 2008 general insurance overall claim ratio versus an insignificant effect for 2007.

Mortgage guaranty claim ratios, absent the effect of the third quarter 2009 reinsurance commutation transactions which had the impact of lowering the 2009 ratio from 199.6% to 176.0%, have continued to rise in recent periods. These ratios have risen principally as a result of higher reserve provisions and paid losses. Greater reserve provisions have resulted from higher levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower’s ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation; more restrictive mortgage lending standards which limit a borrower’s ability to refinance the loan; increases in housing supply relative to recent demand; historically high levels of coverage rescissions and claim denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, claim ratios have risen in the three most recent years due to the continuing downturn and economic stresses in the housing and related mortgage lending industries.

The consolidated claim, expense, and composite ratios reflect all the above factors and the changing period-to-period contributions of each segment to consolidated results.

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

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $143.9 million, $156.8 million and $148.5 million, as of December 31, 2009, 2008 and 2007, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above noted reasons.

Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a reevaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted. Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since the final quarter of 2001, black lung claims filed or refiled pursuant to these anticipated and now final regulations have increased, though the volume of new claim reports has abated in recent years. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience as well as assumptions relative to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented through the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot be estimated with reasonable certainty.

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment (“A&E”) claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries’ net retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2009, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2009, Old Republic’s aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $172.8 million gross, and $136.9 million net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 8.4 years (gross) and 11.5 years (net of reinsurance) of average annual claims payments. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2009, incurred A&E claim and related loss settlement costs have averaged 1.4% of average annual General Insurance Group claims and related settlement costs.

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

The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 1999 through 2009.

	($ in Millions)
(a) As of December 31:	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
(b) Liability(1) for unpaid claims
and claim adjustment
expenses(2):	$3,229	$3,222	$3,175	$2,924	$2,414	$2,182	$1,964	$1,802	$1,678	$1,661	$1,699

(c) Paid (cumulative) as of (3):
One year later	- %	25.8%	27.2%	24.1%	15.3%	25.2%	24.7%	23.5%	23.3%	23.2%	22.1%
Two years later	-	-	41.0	39.2	31.3	33.7	39.2	38.6	37.3	37.0	36.6
Three years later	-	-	-	48.7	42.7	44.3	44.4	48.4	47.7	46.0	45.8
Four years later	-	-		-	50.1	51.3	50.9	51.2	54.0	52.7	51.9
Five years later	-	-	-	-	-	56.7	55.9	55.5	55.2	57.5	56.8
Six years later	-	-	-	-	-	-	60.2	59.5	58.6	57.7	60.7
Seven years later	-	-	-	-	-	-	-	63.0	61.9	60.5	60.3
Eight years later	-	-	-	-	-	-		-	65.0	63.6	62.8
Nine years later	-	-	-	-	-	-	-	-	-	66.4	65.6
Ten years later	- %	- %	- %	- %	- %	- %	- %	- %	- %	- %	68.2%
(d) Liability reestimated (i.e.,
cumulative payments plus
reestimated ending liability)
As of (4):
One year later	- %	98.2%	97.4%	96.2%	95.2%	97.6%	97.2%	98.6%	99.6%	97.3%	96.1%
Two years later	-	-	94.9	94.3	92.3	94.8	97.0	98.2	101.3	98.1	94.9
Three years later	-	-	-	92.4	90.4	93.3	95.6	99.7	102.7	100.1	96.5
Four years later	-	-	-	-	88.4	92.2	95.7	100.4	105.8	102.2	98.0
Five years later	-	-	-	-	-	91.6	95.6	100.6	106.7	105.6	100.7
Six years later	-	-	-	-	-	-	95.5	101.0	107.3	106.9	104.2
Seven years later	-	-	-	-	-	-	-	101.0	107.8	107.5	105.4
Eight years later	-	-	-	-	-	-	-	-	108.0	108.3	106.1
Nine years later	-	-	-	-	-	-	-	-	-	108.5	106.7
Ten years later	- %	- %	- %	- %	- %	- %	- %	- %	- %	- %	107.1%
(e) Redundancy (deficiency)(5)
for each year-end	- %	1.8%	5.1%	7.6%	11.6%	8.4%	4.5%	-1.0%	-8.0%	-8.5%	-7.1%
Average redundancy
(deficiency) for all year-ends	2.5%

(1)	Amounts are reported net of reinsurance.
(2)	Excluding unallocated loss adjustment expense reserves.
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

In reviewing the preceding tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving and settlement processes outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since cumulative retrospective premium and commission adjustments employed in various parts of the Company's business may partially offset such effects. The moderately deficient development of reserves at year-ends 1999 to 2002 pertain mostly to claims incurred in prior accident years, generally for business written in the 1980’s. (See “Consolidated Underwriting Statistics” above, and “Reserves, Reinsurance, and Retrospective Adjustments” elsewhere herein).

The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

	($ in Millions)
	Years Ended December 31,
	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999

(a) Beginning net reserves	$3,222	$3,175	$2,924	$2,414	$2,182	$1,964	$1,802	$1,678	$1,661	$1,699	$1,742
Incurred claims and claim expenses:
(b) Current year provision	1,343	1,452	1,490	1,295	1,191	1,070	893	814	749	690	734
(c) Change in prior years’ provision	(56)	(83)	(110)	(116)	(52)	(55)	(25)	(7)	(44)	(66)	(66)
(d) Total incurred	1,287	1,369	1,379	1,179	1,138	1,014	868	807	704	623	668
Claim payments on:
(e) Current years’ events	460	502	476	342	402	332	277	260	269	258	298
(f) Prior years’ events	818	820	652	326	504	463	428	423	418	402	412
(g) Total payments	1,279	1,323	1,128	668	907	796	706	683	687	661	710

(h) Ending net reserves (a + d – g)	3,229	3,222	3,175	2,924	2,414	2,182	1,964	1,802	1,678	1,661	1,699
(i) Unallocated loss adjustment
expense reserves	104	104	103	97	92	87	83	78	76	73	71
(j) Reinsurance recoverable on
claims reserves	2,046	2,020	1,976	1,929	1,894	1,632	1,515	1,363	1,261	1,235	1,238
(k) Gross claims reserves (h + i + j)	$5,380	$5,346	$5,256	$4,951	$4,401	$3,902	$3,562	$3,244	$3,016	$2,969	$3,009

(b) Investments. In common with other insurance organizations, Old Republic invests most capital and operating funds in income producing securities. Investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. For many years, Old Republic's investment policy has therefore been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. The investment policy is also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other beneficiaries, as well as evaluations of their long-term effect on stability of capital accounts. Accordingly, the investment portfolio contains little or no direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Management considers investment grade securities to be those rated by Standard & Poor's Corporation (“Standard & Poor's”) or Moody's Investors Service, Inc. (“Moody's”) that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no bond or note investments in default as to principal and/or interest at December 31, 2009 and 2008. The status and fair value changes of each investment is reviewed on at least a quarterly basis, and estimates of other-than-temporary impairments in the portfolio’s value are evaluated and established at each balance sheet date. Substantially all of the Company’s invested assets as of December 31, 2009 have been classified as “available for sale” pursuant to the existing investment policy.

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

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31,
	2009	2008
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$974.0	$694.4
Tax-Exempt	2,344.0	2,365.7
Corporate	5,008.7	4,346.7
	8,326.8	7,406.9

Equity Securities	502.9	350.3
Short-term Investments	826.7	888.0
Miscellaneous Investments	24.0	29.7
Total available for sale	9,680.5	8,675.0

Other Investments	7.8	7.8
Total Investments	$9,688.4	$8,682.9

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31,
	2009	2008	2007
Fixed Maturity Securities:
Taxable Interest	$285.5	$259.1	$247.7
Tax-Exempt Interest	83.0	86.1	85.2
	368.6	345.2	332.9

Equity Securities Dividends	7.4	13.3	16.1

Other Investment Income:
Interest on Short-term Investments	5.4	16.5	28.2
Sundry	4.9	5.6	6.4
	10.4	22.1	34.6
Gross Investment Income	386.5	380.8	383.8
Less: Investment Expenses (a)	3.0	3.4	3.8
Net Investment Income	$383.5	$377.3	$379.9

(a)
Investment expenses consist primarily of personnel costs, investment management and custody service fees, and interest incurred on funds held of $.1 million, $.6 million, and $1.1 million for the years ended December 31, 2009, 2008, and 2007 respectively.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $8.3 billion and $7.4 billion at December 31, 2009 and 2008, respectively, represented approximately 59% and 56%, respectively, of consolidated assets, and 81% and 78%, respectively, of consolidated liabilities as of such dates.

Credit Quality Ratings of Fixed Maturity Securities (b)

	December 31,
	2009	2008
	(% of total portfolio)
Aaa	22.3%	20.4%
Aa	20.3	24.5
A	30.3	31.4
Baa	25.7	22.0
Total investment grade	98.6	98.3
All other (c)	1.4	1.7
Total	100.0%	100.0%

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

(c)	“All other” includes non-investment grade or non-rated issuers.

Age Distribution of Fixed Maturity Securities

	December 31,
	2009	2008
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	9.3%	14.0%
Due after one year through five years	55.0	51.0
Due after five years through ten years	34.9	34.7
Due after ten years through fifteen years	.8	.3
Due after fifteen years	-	-
	100.0%	100.0%

Average Maturity in Years	4.4	4.4

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2009.

Traditional primary mortgage insurance is marketed primarily through a direct sales force which calls on mortgage bankers, brokers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration are paid to the lending institutions or others for the procurement or development of business. The Mortgage Guaranty segment’s ten largest customers were responsible for 47.6%, 50.4%, and 49.5% of traditional primary new insurance written in 2009, 2008, and 2007, respectively. The largest single customer accounted for 12.8% of traditional primary new insurance written in 2009 compared to 15.6% and 9.8% in 2008 and 2007, respectively.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 242 Company offices and through agencies and underwritten title companies in Puerto Rico, the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2009, approximately 61% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2009	2008	2007
United States:
Northeast	9.0%	9.4%	10.1%
Mid-Atlantic	7.7	7.3	8.6
Southeast	19.6	20.0	20.6
Southwest	12.6	12.7	12.2
East North Central	12.9	12.9	12.3
West North Central	12.9	13.5	12.4
Mountain	8.8	8.3	8.2
Western	13.8	13.4	13.0
Foreign (Principally Canada)	2.7	2.5	2.6
Total	100.0%	100.0%	100.0%

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

The following table displays the Company’s General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2009.

		($ in Millions)			% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Claims	Exposure	Reinsured
Reinsurer	Rating	Claims	Reserves	to Reinsurer	Liabilities
Munich Reinsurance America, Inc.	A+	$10.1	$664.5	$674.7	28.3%
Swiss Reinsurance America Corporation	A	3.4	179.1	182.5	7.7
National WC Reinsurance Pool	unrated	3.2	102.5	105.8	4.4
General Reinsurance Corporation	A++	1.8	83.7	85.5	3.6
Muenchener Ruckversicherungs	A+	3.9	79.0	83.0	3.5
School Boards Insurance Co of PA, Inc.	A-	1.0	63.9	65.0	2.7
Westport Insurance Corporation	A	.5	59.5	60.0	2.5
Kentucky Workers Compensation Reins
Pool for Coal Miners Risks	unrated	2.0	53.3	55.3	2.3
Transatlantic Reinsurance Company	A	(.1)	46.5	46.3	1.9
Hannover Ruckversicherungs	A	.3	44.5	44.8	1.9
Total		$26.4	$1,376.9	$1,403.3	58.9%

The Mortgage Guaranty Group’s total claims exposure to its largest reinsurer, Balboa Reinsurance Company, was $133.2 million, which represented 5.6% of total consolidated reinsured liabilities as of December 31, 2009. Reinsured liabilities of the Title Insurance Group and small life and health insurance operations are not material.

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $4.1 million for workers' compensation; $2.6 million for commercial auto liability; $2.6 million for general liability; $8.0 million for executive protection (directors & officers and errors & omissions); $2.0 million for aviation; and $2.6 million for property coverages. Roughly 34% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other mortgage guaranty insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is approximately (in whole dollars) $38,500 per insured loan. Title insurance risk assumptions are currently limited to a maximum of $500.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0 million.

Since January 1, 2005, the Company has had maximum reinsurance coverage of up to $200.0 million for its workers’ compensation exposures. Pursuant to regulatory requirements, however, all workers’ compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers’ compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company’s knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company. Such aggregation of losses could occur in the event of a catastrophe such as an earthquake that could lead to the death or injury of a large number of employees concentrated in a single facility such as a high rise building.

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the “TRIA”) was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the “TRIREA”). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “TRIPRA”), a seven year extension through December 31, 2014. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of “property and casualty insurance” to exclude commercial automobile, burglary and theft, surety, professional liability and farm owner’s multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it does include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program’s protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses of $100 billion in the aggregate during any one year. Once the program trigger is met, the program will pay 85% of an insurer’s terrorism losses that exceed that individual insurer’s deductible. The insurer’s deductible is 20% of direct earned premium on property and casualty insurance. Insurers may reinsure that portion of the risk they retain under the program. Effective January 1, 2008, the Company reinsured limits of $198.0 million excess of $2.0 million for claims arising from certain acts of terrorism for casualty clash coverage and catastrophe workers’ compensation liability insurance coverage.

(e) Competition. The insurance business is highly competitive and Old Republic competes with many stock and mutual insurance companies. Many of these competitors offer more insurance coverages and have substantially greater financial resources than the Company. The rates charged for many of the insurance coverages in which the

Company specializes, such as workers' compensation insurance, other property and liability insurance and title insurance, are primarily regulated by the states and are also subject to extensive competition among major insurance organizations. The basic methods of competition available to Old Republic, aside from rates, are service to customers, expertise in tailoring insurance programs to the specific needs of its clients, efficiency and flexibility of operations, personal involvement by its key executives, and, as to title insurance, accuracy and timely delivery of evidences of title issued. Mortgage insurance companies also compete by providing contract underwriting services to lenders, enabling the latter to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting processes. For certain types of coverages, including loan credit indemnity and mortgage guaranty insurance, the Company also competes in varying degrees with the Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”). In recent years, the FHA’s market share of insured mortgages has increased significantly, mostly due to the more restrictive underwriting guidelines and premium rate increases imposed by private mortgage insurers. Nevertheless, the Company's insurance subsidiaries continue to compete with the FHA and VA by offering greater flexibility in regards to offered coverage levels, premium rate structures, and underwriting processes. The Company believes its experience and expertise have enabled it to develop a variety of specialized insurance programs and related services for its customers, and to secure state insurance departments' approval of these programs.

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

The FNMA and the FHLMC sometimes also referred to as Government Sponsored Enterprises (“GSEs”) have various qualifying requirements for private mortgage guaranty insurers which write mortgage insurance on loans acquired by the FNMA and FHLMC from mortgage lenders. These requirements call for compliance with the applicable laws and regulations of the insurer’s domiciliary state and those states in which it conducts business and maintenance of contingency reserves in accordance with applicable state laws. The requirements also contain guidelines pertaining to captive reinsurance transactions. The GSEs also place additional restrictions on qualified insurers who fail to maintain the equivalent of a AA financial strength rating from at least two nationally recognized statistical rating agencies. Since 2008, substantially all national mortgage guaranty insurance companies, including Old Republic’s insurance subsidiaries, have experienced ratings downgrades below AA. As a result, all of these companies have been required to submit capital remediation plans to FNMA and FHLMC, and continue as approved mortgage guaranty insurers for loans purchased by the GSEs.

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

(g) Employees. As of December 31, 2009, Old Republic and its subsidiaries employed approximately 5,900 persons on a full time basis. A majority of eligible full time employees participate in various pension or similar plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

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

Parent Company

Dividend Dependence and Liquidity

The Company is an insurance holding company with no operations of its own. Its principal assets consist of the business conducted by its insurance subsidiaries. It relies upon dividends from such subsidiaries in order to pay the interest and principal on its debt obligations, dividends to its shareholders, and corporate expenses. The ability of the insurance subsidiaries to declare and pay dividends is subject to regulations under state laws that limit dividends based on the amount of their statutory adjusted unassigned surplus or statutory earnings, and require them to maintain minimum amounts of capital, surplus and reserves. Dividends in excess of the ordinary limitations can only be declared and paid with prior regulatory approval, of which there can be no assurance. The inability of the insurance subsidiaries to pay dividends in an amount sufficient to meet the Company’s debt service and cash dividends on stock, as well as other cash requirements could result in liquidity issues.

Capitalization

The Company has access to various capital and liquidity resources including dividends from its subsidiaries, holding company investments, undrawn capacity under its commercial paper program, and access to debt and equity capital markets. At December 31, 2009 the Company’s consolidated debt to equity ratio was 8.9%. This relatively low level of financial leverage is assumed to provide the Company with additional borrowing capacity to meet some possible future capital needs.

Risk Factors Common to the Company and its Insurance Subsidiaries

Investment Risks

The Company’s invested assets and those of its subsidiaries are centrally managed through a wholly owned asset management subsidiary. Most of the investments consist of fixed maturity securities. Changes in interest rates directly affect the income from, and the fair value of fixed maturity investments. Such changes could reduce the value of the Company’s investment portfolio and adversely affect the Company’s and its subsidiaries’ results of operations and financial condition. A smaller percentage of total investments are in indexed funds and actively managed equities. A change in general economic conditions, the stock market, or in many other external factors could adversely affect the value of those investments and, in turn, the Company’s, or its subsidiaries’ results and financial condition. Further, the Company manages its fixed maturity investments by taking into account the maturities of such securities and the anticipated liquidity needs of the Company and its subsidiaries. Should the Company suddenly experience greater than anticipated liquidity needs for any reason, it could face a liquidity risk that could affect adversely its financial condition or operating results.

Excessive Losses and Loss Expenses

Although the Company’s business segments encompass different types of insurance, the greatest risk factor common to all insurance coverages is excessive losses due to unanticipated claims frequency, severity or a combination of both. Many of the factors affecting the frequency and severity of claims depend upon the type of insurance coverage, but others are shared in common. Severity and frequency can be affected by changes in national economic conditions, unexpectedly adverse outcomes in claims litigation, often as a result of unanticipated jury verdicts, changes in court made law, adverse court interpretations of insurance policy provisions resulting in increased liability or new judicial theories of liability, together with unexpectedly high costs of defending claims.

Inadequate Reserves

Reserves are the amounts that an insurance company sets aside for its anticipated policy liabilities. Claim reserves are an estimate of liability for unpaid claims and claims defense and adjustment expenses, and cover both reported as well as IBNR claims. It is not possible to calculate precisely what these liabilities will amount to in advance and, therefore, the reserves represent a best estimate at any point in time. Such estimates are based upon known historical loss data and expectations of future trends in claim frequency and severity, interest rates and other economic considerations. The latter are affected by a variety of factors over which insurers have little or no control and which can be quite volatile.

Reserve estimates are periodically reviewed in light of known developments and, where necessary, they are adjusted and refined as circumstances may warrant. Nevertheless, the reserve setting process is inherently uncertain. If for any of these reasons reserve estimates prove to be inadequate, the Company’s subsidiaries can be forced to increase their reported liabilities; such an occurrence could result in a materially adverse impact on their results of operations and financial condition.

Inadequate Pricing

Premium rates are generally determined on the basis of historical data for claim frequency and severity as well as related production and other expense patterns. In the event ultimate claims and expenses exceed historically projected levels, premium rates are likely to prove insufficient. Premium rate inadequacy may not become evident quickly, may require time to correct, and, much like excessive losses can affect adversely the Company’s business, operating results and financial condition.

Liquidity Risk

As indicated above, the Company manages its fixed-maturity investments with a view toward matching the maturities of those investments with the anticipated liquidity needs of its subsidiaries for the payment of claims and expenses. If a subsidiary suddenly experienced greater-than-anticipated liquidity needs for any reason, it could require an injection of funds that might not necessarily be available to meet its obligations at a point in time.

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

Rating Downgrades

The competitive positions of insurance companies, in general, have come to depend increasingly on independent ratings of their financial strength and claims-paying ability. The rating agencies base their ratings on criteria they establish regarding an insurer’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. A significant downgrade in the ratings of any of the Company’s major policy-issuing subsidiaries could negatively impact their ability to compete for new business and retain existing business and, as a result, adversely affect their operations and financial condition.

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

General Insurance Group

Catastrophic Losses

While the Company limits the property exposures it assumes, the casualty or liability insurance it underwrites creates an exposure to claims arising out of catastrophes. The two principal catastrophe exposures are earthquakes and acts of terrorism in areas where there are large concentrations of employees of an insured employer or other individuals who could potentially be injured and assert claims against an insured under workers’ compensation policies. Collateral damage to property or persons from acts of terrorism and other calamities could also expose general liability policies.

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

Long-Tailed Losses

Coverage for general liability is considered long-tailed coverage. Written in most cases on an “occurrence” basis, it often takes longer for covered claims to be reported and become known, adjusted and settled than it does for property claims, for example, which are generally considered short-tailed. The extremely long-tailed aspect of such claims as pollution, asbestos, silicosis, manganism (welding rod fume exposure), black lung, lead paint and other toxic tort claims, coupled with uncertain and sometimes variable judicial rulings on coverage and policy allocation issues and the possibility of legislative actions, makes reserving for these exposures highly uncertain. While the Company believes that it has reasonably estimated its liabilities for such exposures to date, and that its exposures are relatively modest, there is a risk of materially adverse developments in both known and as-yet-unknown claims.

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

There can be no assurance that the Company will be able to find the desired or even adequate amounts of reinsurance at favorable rates from acceptable reinsurers in the future. If unable to do so, the Company would be forced to reduce the volume of business it writes or retain increased amounts of liability exposure. Because of the declining number of reinsurers the Company finds acceptable, there is a risk that too much reinsurance risk may become concentrated in too few reinsurers. Each of these results could adversely affect the Company’s business, results of operations, and financial condition.

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

Mortgage Guaranty Group

Continued Material Losses

It is likely that the Company’s mortgage insurance segment will continue to incur material losses, particularly in its 2005 to early 2008 books of business due to the effect of the recession that began in 2007. Any decline in the rate and severity of losses will depend in part on improvements in general economic conditions, unemployment rates, and the housing, mortgage and credit markets. The timing of any such improvements cannot be accurately forecasted and there is no assurance that improvements will be uniform across all sectors. Housing values and unemployment may be the last to recover. The loan modification programs of the FDIC, Fannie Mae and Freddie Mac and some of the lenders are still in their early stages and it is unclear to what extent, if at all, such programs will reduce the rate of loan defaults and, in turn, mortgage insurance claims and losses.

Premium Income and Long-Term Claim Exposures

Mortgage insurers such as the Company issue long duration, guaranteed renewable policies covering multi-year periods during which exposure to loss exists. Loss exposures typically manifest themselves as recurring (“normal”) losses usually concentrated between the second and fifth year following issuance of any one year’s new policies. Additionally, the policies cover catastrophic aggregations of claims such as are occurring during the current recession engendered by substantial market dislocations in the housing and mortgage lending industries.

The Company’s mortgage guaranty premiums stem principally from monthly installment policies. Substantially all such premiums are generally written and earned in the month coverage is effective. Recognition of normal or catastrophic claim costs, however, occurs only upon an instance of default, defined as an insured mortgage loan that has missed two or more consecutive monthly payments. Accordingly, there is a risk that the GAAP revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and most significantly, future catastrophic loss occurrences which are not permitted to be currently reserved for. As a result, mortgage guaranty GAAP earnings for any individual year or series of years may be materially adversely affected, particularly by cyclical catastrophic loss events such as the mortgage insurance industry has experienced since mid year 2007. Reported GAAP earnings and financial condition form, in part, the basis for significant judgments and strategic evaluations made by management, analysts, investors, and other users of the financial statements issued by mortgage guaranty companies. The risk exists that such judgments and evaluations are at least partially based on GAAP financial information that does not match revenues and expenses and is not reflective of the long-term normal and catastrophic risk exposures assumed by mortgage guaranty insurers at any point in time.

Inadequate Loss Reserves

The Company’s mortgage insurance subsidiaries establish reserves for losses and loss adjustment expenses based upon mortgage loans reported to be in default as well as estimates of those in default but not yet reported. Of necessity, the reserves are at best estimates by management, taking into consideration its judgments and assumptions regarding the housing and mortgage markets, unemployment rates and economic trends in general. During the current widespread, sustained economic downturn, loss reserve estimates become subject to greater uncertainty and volatility. The rate and severity of actual losses could prove to be greater than expected and require the Company to effect substantial increases in its loss reserves. Depending upon the magnitude, such increases could have a materially adverse impact on the Company’s mortgage insurance segment and the Company’s consolidated results of operations and financial condition. There can be no assurance that the actual losses paid by the mortgage insurance subsidiaries will not be materially greater than previously established loss reserves.

Fewer Coverage Rescissions

The Company’s mortgage insurance subsidiaries’ policy provisions permit them to rescind coverage where they find evidence that a mortgage loan did not qualify for insurance coverage or evidence of a material misrepresentation in the loan application by the borrower, the lender or the lender’s agent. During the past several years, the rate of rescissions has risen dramatically. As a result, rescissions have materially reduced loss payments, and the Company’s loss reserving estimates reflect assumptions as to the levels of rescission activity.

Some policyholders have increasingly challenged coverage rescissions, and mortgage insurers, including one of the Company’s subsidiaries, are currently involved in litigation with policyholders regarding rescissions. It is likely that the current rates of rescission will continue or even increase and that there will be further litigation or arbitral challenges to the mortgage insurance industry’s rescissions of coverage. If any of such challenges are successful with respect to the Company’s subsidiaries, it could have a materially adverse effect on the subsidiaries’ loss reserves, loss payments and their financial condition and results of operations, and potentially on the consolidated financial condition and results of the Company’s operations. Even if such challenges are unsuccessful, the costs of addressing them would likely be substantial.

Capital Adequacy

The past several years’ material increases in claims and loss payments have eroded the mortgage insurance subsidiaries’ statutory capital base. Total statutory capital for mortgage guaranty insurers is defined as the sum of policyholders’ surplus and the statutory contingency reserves. Sixteen states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to the level of risk in force. While formulations of minimum capital may vary in certain states, the most common measure applied allows for a maximum permitted risk to capital ratio of 25 to 1. The failure to maintain the prescribed minimum capital level in a particular state would generally require a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state’s insurance regulatory authorities. Legislation recently enacted in North Carolina, where the Company’s two principal mortgage insurance subsidiaries are domiciled, permits such discretion.

It is likely that the Company’s principal mortgage insurance subsidiary, Republic Mortgage Insurance Company (“RMIC”) will breach the minimum capital requirement during 2010. In anticipation of its doing so, RMIC has requested and received waivers of the minimum policyholder position requirements from the North Carolina Department of Insurance, the Wisconsin Commissioner of Insurance, the Illinois Department of Insurance, and the Florida Office of Insurance Regulation, and has made similar requests to the insurance regulators in some of the other twelve states that have similar minimum capital or maximum risk-to-capital requirements. North Carolina’s and Wisconsin’s waivers extend until July 1, 2011, Florida’s until February 16, 2011, and Illinois’ until December 31, 2010. Most of the other states have indicated a willingness to waive their requirements as well, while some have not yet committed. For those that are willing to waive their requirements, there can be no certainty as to how long their waivers will be in place, or that they will not exercise their discretion to terminate their waivers earlier than expected, or that RMIC will again meet their capital requirements by the end of the waiver period. For those states that have not yet committed, there can be no assurance that they will waive their requirements. Absent a waiver, RMIC could be barred from writing any new business in one of these states unless and until its capital base has recovered, and there can be no certainty when or if it will recover. New insurance written in the states that have not issued a waiver to RMIC represented approximately 32% of the total for 2009.

In response to the possibility that a waiver may not be granted in all cases, the Company has positioned another mortgage insurance subsidiary, Republic Mortgage Insurance Company of North Carolina (“RMIC NC”), to be able to possibly write business in place of RMIC if the latter is required to cease. On October 7, 2009, RMIC and RMIC NC entered into an agreement with Fannie Mae under which Fannie Mae conditionally approved RMIC NC as an eligible, Fannie Mae - approved mortgage insurer in those states where RMIC becomes prohibited from writing business due to a breach of the minimum capital requirements noted above. The conditions limit the amount of business that RMIC NC would be permitted to write, and the approval is limited in duration and may be revoked by Fannie Mae at any time. Accordingly, while the Fannie Mae agreement may help the mortgage insurance subsidiaries avoid a complete shutdown in certain states if RMIC’s capital requirements are breached, it would not permit RMIC NC to fully replace RMIC as the segments’ principal mortgage insurer.

RMIC and RMIC NC have solicited a similar agreement from Freddie Mac, approving RMIC NC to write as an eligible mortgage insurer. The matter remains under consideration by Freddie Mac. Without such an agreement, RMIC NC would be unable to provide mortgage insurance on any loans purchased by Freddie Mac.

Diminished Role for Fannie Mae, Freddie Mac

The market for private mortgage insurance exists primarily as a result of restrictions within the federal charters of the GSEs which require an acceptable form of credit enhancement on loans purchased by the GSEs that have loan- to-value (“LTV”) ratios in excess of 80%. These institutions establish the levels of required coverage, the underwriting standards for the loans they will purchase and the loss mitigation efforts that must be followed on insured loans. Changes in any of these respects could result in a reduction of the Mortgage Guaranty Group’s business or an increase in its claim costs.

In response to their deteriorating financial conditions, the GSEs were taken over and placed in conservatorship under the Federal Housing Finance Agency (“FHFA”) in September 2008. As their conservator, the FHFA could change the GSEs’ business practices with respect to mortgage credit enhancement, or new federal legislation prompted by the increasing role of the federal government in the residential mortgage market could alter their charters or restructure the GSEs in ways that may reduce or eliminate the purchase of private mortgage insurance. Any such changes could have a material adverse effect on the Company’s subsidiaries and the entire mortgage insurance industry. The Obama administration announced that it will disclose plans regarding the future of the GSEs in early 2010.

Competition

Competition is always a risk factor and comes not only from the five other mortgage insurers which comprise the industry, but also from the Federal Housing Administration (“FHA”) as well as the GSEs and the insured mortgage lenders themselves. Beginning in 2008, the volume of business underwritten by private mortgage insurers began to decrease generally as a result of more restrictive underwriting guidelines, increased premium rates, and changes to the pricing policies of the GSE’s. These changes, coupled with certain changes to the FHA’s guidelines, resulted in a significant increase in the FHA’s insured volume and its share of the market for mortgage default protection.

Other competitive risk factors faced by the Company’s mortgage insurance subsidiaries stem from certain credit enhancement alternatives to private mortgage insurance. These include:

•	the retention of mortgage loans on an uninsured basis in the lender’s portfolio of assets;
•	capital markets utilizing alternative credit enhancements.

Regulation and Litigation

The possibly adverse effect of litigation and regulation are ever present risk factors. Captive reinsurance and other risk participating structures with mortgage lenders have been challenged in recent years as potential violations of the Real Estate Settlement Procedures Act (“RESPA”). From time to time, the U.S. Department of Housing and Urban Development has considered adopting RESPA regulations which would have adversely impacted mortgage insurance by requiring that the premiums be combined with all other settlement service charges in a single package fee. The recently proposed Consumer Financial Protection Agency would include new regulations for mortgage insurance. The industry is already subject to detailed regulation by the states’ insurance regulatory authorities, compliance with which is costly. The recent losses suffered by the industry have resulted in greater regulatory scrutiny and burdens for the Company’s subsidiaries and the industry as a whole. Any regulatory changes affecting capital requirements or reserving requirements could potentially have a material adverse effect on the Company’s mortgage insurance subsidiaries.

Title Insurance Group

Housing and Mortgage Lending Markets

The principal risk factor for the title insurance segment has been the sharp decline in residential real estate activity that began in 2006. The tightening and collapse of credit markets, the collapse of the housing market, the general decline in the value of real property, rising unemployment and the uncertainty and negative trends in general economic conditions have created a difficult operating environment for the Companies’ title insurance subsidiaries. Depending upon their ultimate severity and duration, these conditions could have a materially adverse effect on the subsidiaries’ financial conditions and results of operation over the near term and longer. The impact of these conditions has been somewhat mitigated both by lower mortgage interest rates, leading to an increase in mortgage refinancings and by an increase in the number of agents producing business for the Companies’ title insurance subsidiaries.

Competition

Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top four title insurance companies during 2009 accounted for about 92% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is almost always competition among the major companies for key employees, especially those who are engaged in the production side of the business.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 54% is occupied by Old Republic, and the remainder is leased to others. In addition to its Chicago building, a subsidiary of the Title Insurance Group partially occupies its owned headquarters building in Minneapolis, Minnesota. This building contains 110,000 square feet of floor space of which approximately 68% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Eight smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2009 was $36.1 million.

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

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state and federal courts in Connecticut, New Jersey, Ohio, Pennsylvania and Texas. The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The suits in Pennsylvania and Texas also allege violations of the federal Real Estate Settlement Procedures Act (“RESPA”). Substantially similar lawsuits are also pending against other unaffiliated title insurance companies in these and other states as well, and additional lawsuits based upon similar allegations could be filed against ORNTIC in the future. Classes have been certified in the New Jersey and Pennsylvania actions. Settlement agreements have been reached in the Connecticut and New Jersey actions and are not expected to cost ORNTIC more than $2.9 million and $2.2 million, respectively, including attorneys fees and administrative costs.

Since early February 2008, some 80 purported consumer class action lawsuits have been filed against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. The suits are substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. A number of them have been dismissed and others consolidated. Approximately 57 remain nationwide. ORNTIC is currently among the named defendants in 35 of these actions in 5 states; its affiliate, American Guaranty Title Insurance Company is a named defendant in 10 of the consolidated actions in 1 state; and the Company is a named defendant in 8 of the actions in 1 state. No class has yet been certified in any of these suits against the Company and ORNTIC, and none of the actions against them allege RESPA violations.

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

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc. (“Old Republic”) filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. (“Countrywide”) and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois seeking a declaratory judgment to rescind or terminate various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account. In February of 2009 Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic has relied upon to deny or rescind coverage for individual defaulted loans under those policies. To date, Old Republic has rescinded or denied coverage on more than 11,500 defaulted loans, based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications.

On December 31, 2009, two of the Company’s mortgage insurance subsidiaries, Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together “RMIC”) filed a Complaint for Declaratory Judgment in the Supreme Court of the State of New York, County of New York, against Countrywide Financial Corporation, Countrywide Home Loans, Inc., The Bank of New York Mellon Trust Company, N.A., BAC Home Loans Servicing, LP, and Bank of America, N.A. as successor in interest to Countrywide Bank, N.A. (together, “Countrywide”). The suit relates to five mortgage insurance master policies (the “Policies”) issued by RMIC to Countrywide or to The Bank of New York Mellon Trust Company as co-trustee for trusts containing securitized mortgage loans that were originated or purchased by Countrywide. RMIC has rescinded its mortgage insurance coverage on over 1,500 of the loans originally covered under the Policies based upon material misrepresentations of the borrowers in their loan applications or the negligence of Countrywide in its loan underwriting practices or procedures. Each of the coverage rescissions occurred after a borrower had defaulted and RMIC reviewed the claim and loan file submitted by Countrywide. The suit seeks the Court’s review and interpretation of the Policies’ incontestability provisions and its validation of RMIC’s investigation procedures with respect to the claims and underlying loan files.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol “ORI”. The high and low closing prices as reported on the New York Stock Exchange and cash dividends declared for each quarterly period during the past two years were as follows:

		Closing Price		Cash
		High	Low	Dividends
1st quarter	2008	$15.91	$12.31	$.16
2nd quarter	2008	15.46	11.84	.17
3rd quarter	2008	16.50	9.32	.17
4th quarter	2008	$12.07	$7.39	$.17

1st quarter	2009	$12.61	$7.40	$.17
2nd quarter	2009	12.17	9.00	.17
3rd quarter	2009	12.71	9.15	.17
4th quarter	2009	$12.41	$10.04	$.17

As of January 29, 2010, there were 2,670 registered holders of the Company's Common Stock. See Note 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 2009.

Comparative Five Year Performance Graphs for Common Stock

The following table, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2009. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis.

The information utilized to prepare the following table has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2009)

	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08	Dec 09
ORI	$100.00	$110.52	$125.81	$86.11	$70.30	$63.08
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	115.44	132.48	122.50	95.42	106.94

The Peer Group consists of the following publicly held corporations selected by the Company for its 2004 to 2009 comparison: Ace Limited, American Financial Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, First American Corporation, Stewart Information Services Corporation, MGIC Investment Corporation, Markel Corporation, PMI Group Inc., Travelers Companies, Inc., and XL Capital Ltd.

The composition of the Peer Group companies has been approved by the Compensation Committee.

Item 6 - Selected Financial Data ($ in millions, except share data)

December 31,
2009	2008	2007	2006	2005
FINANCIAL POSITION:
Cash and Invested Assets (a)	$9,879.0	$8,855.1	$8,924.0	$8,230.8	$7,394.1
Other Assets	4,310.9	4,410.9	4,366.5	4,381.4	4,149.0
Total Assets	$14,190.0	$13,266.0	$13,290.6	$12,612.2	$11,543.2

Liabilities, Other than Debt	$9,951.8	$9,292.6	$8,684.9	$8,098.6	$7,376.4
Debt	346.7	233.0	64.1	144.3	142.7
Total Liabilities	10,298.6	9,525.7	8,749.0	8,243.0	7,519.1
Preferred Stock	-	-	-	-	-
Common Shareholders’ Equity	3,891.4	3,740.3	4,541.6	4,369.2	4,024.0
Total Liabilities and Shareholders’ Equity	$14,190.0	$13,266.0	$13,290.6	$12,612.2	$11,543.2

Total Capitalization (b)	$4,238.2	$3,973.4	$4,605.7	$4,513.5	$4,166.7

Years Ended December 31,
2009	2008	2007	2006	2005
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned	$3,388.9	$3,318.1	$3,601.2	$3,400.5	$3,386.9
Net Investment and Other Income	408.3	406.0	419.3	374.6	354.0
Realized Investment Gains (Losses)	6.3	(486.4)	70.3	19.0	64.9
Net Revenues	3,803.6	3,237.7	4,091.0	3,794.2	3,805.9
Benefits, Claims, and
Settlement Expenses	2,598.9	2,715.7	2,166.2	1,539.6	1,465.4
Underwriting and Other Expenses	1,478.3	1,341.2	1,546.3	1,574.3	1,593.0
Pretax Income (Loss)	(273.6)	(819.2)	378.4	680.1	747.3
Income Taxes (Credits)	(174.4)	(260.8)	105.9	215.2	195.9
Net Income (Loss)	$(99.1)	$(558.3)	$272.4	$464.8	$551.4

COMMON SHARE DATA: (c)
Net Income (Loss):
Basic	$(.42)	$(2.41)	$1.18	$2.01	$2.40
Diluted	$(.42)	$(2.41)	$1.17	$1.99	$2.37

Dividends:	Cash	- Regular	$.680	$.670	$.630	$.590	$.512
- Special	-	-	-	-	.800
- Total	$.680	$.670	$.630	$.590	$1.312
Stock	-%	- %	- %	- %	25%

Book Value	$16.49	$15.91	$19.71	$18.91	$17.53

Common Shares (thousands):
Outstanding	235,995	235,031	230,472	231,047	229,575

Average:	Basic	235,657	231,484	231,370	231,017	229,487
Diluted	235,657	231,484	232,912	233,034	232,108

(a)	Consists of cash, investments and accrued investment income.
(b)	Total capitalization consists of debt, preferred stock, and common shareholders' equity.
(c)	All per share statistics herein have been restated to reflect all stock dividends or splits declared through December 31, 2009.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.1% of consolidated operating revenues for the year ended December 31, 2009 and 1.9% of consolidated assets as of December 31, 2009, is included within the corporate and other caption of this report.

The consolidated accounts are presented in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) of accounting principles generally accepted in the United States of America (“GAAP”).

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

EXECUTIVE SUMMARY

Old Republic experienced further operating difficulties in 2009. Since mid-year 2007, operating income has declined mostly due to the Company’s mortgage guaranty and other insurance coverages linked to the housing and consumer credit fields.

Full year 2009 mortgage guaranty and consolidated operating results benefited from a GAAP accounting requirement that premiums received for largely non-recurring reinsurance contract terminations (“commutations”), be recognized immediately as income. As a consequence, 2009 pretax operating earnings benefited by $76.3 ($49.6 after tax or $0.21 per share) from such premiums. Substantially all of these premiums will likely be absorbed by loss costs related to the future years’ risk exposures they are designed to cover. General insurance performance has declined during the last three years due to a reduction of underwriting profitability among several coverages. Title operations returned to profitability in 2009 for the first time since 2006 as a result of greater real estate transactions, growth in market share, and expense control management.

2009 pretax investment gains of $6.3 were enhanced by certain tax credits to produce net post-tax realized investment gains of $58.1 ($0.25 per share). The tax credits, which could not be recognized previously due to the application of certain accounting rules, pertain to the tax treatment of losses from other-than-temporary investment impairments, most of which originated in the second quarter of 2008. Realized losses in 2008 were mostly due to write downs of equity investments for other-than-temporary impairments. 2007 and prior years’ net investment gains were largely the result of actual open market sales transactions.

Consolidated Results – The major components of Old Republic’s consolidated results and other data for the periods reported upon are shown below:

				% Change
				2009	2008
Years Ended December 31,	2009	2008	2007	vs. 2008	vs. 2007
Operating revenues:
General insurance	$2,052.7	$2,255.9	$2,438.0	-9.0%	-7.5%
Mortgage guaranty	746.1	690.0	608.3	8.1	13.4
Title insurance	914.1	681.3	878.5	34.2	-22.4
Corporate and other	84.3	96.8	95.6	-12.9	1.3
Total	$3,797.2	$3,724.2	$4,020.6	2.0%	-7.4%
Pretax operating income (loss):
General insurance	$200.1	$294.3	$418.0	-32.0%	-29.6%
Mortgage guaranty	(486.4)	(594.3)	(110.4)	18.2	-438.1
Title insurance	2.1	(46.3)	(14.7)	104.7	-214.7
Corporate and other	4.0	13.5	15.1	-70.1	-10.6
Sub-total	(279.9)	(332.7)	308.0	15.9	-208.0
Realized investment gains (losses):
From sales	15.9	(4.1)	70.3
From impairments	(9.5)	(482.3)	-
Net realized investment gains (losses)	6.3	(486.4)	70.3	101.3	N/M
Consolidated pretax income (loss)	(273.6)	(819.2)	378.4	66.6	-316.5
Income taxes (credits)	(174.4)	(260.8)	105.9	33.1	-346.2
Net income (loss)	$(99.1)	$(558.3)	$272.4	82.2%	-304.9%
Consolidated underwriting ratio:
Benefits and claim ratio	76.7%	81.8%	60.2%	-6.2%	35.9%
Expense ratio	41.8	39.1	41.3	6.9	-5.3
Composite ratio	118.5%	120.9%	101.5%	-2.0%	19.1%

Components of diluted earnings per share:
Net operating income (loss)	$(0.67)	$(0.81)	$0.97	17.3%	-183.5%
Net realized investment gains (losses)	0.25	(1.60)	0.20
Net income (loss)	$(0.42)	$(2.41)	$1.17	82.6%	-306.0%
Cash dividends paid per share	$0.68	$0.67	$0.63	1.5%	6.3%

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

General Insurance Results – Pretax operating earnings for the periods reported upon were affected mostly by reduced premium volume and moderately higher claim and expense ratios. The following table shows these effects:

	General Insurance Group
				% Change
				2009	2008
Years Ended December 31,	2009	2008	2007	vs. 2008	vs. 2007
Net premiums earned	$1,782.5	$1,989.3	$2,155.1	-10.4%	-7.7%
Net investment income	258.9	253.6	260.8	2.1	-2.8
Pretax operating income (loss)	$200.1	$294.3	$418.0	-32.0%	-29.6%

Claim ratio	76.3%	73.0%	67.8%	4.5%	7.7%
Expense ratio	25.8	24.2	24.1	6.6	.4
Composite ratio	102.1%	97.2%	91.9%	5.0%	5.8%

Earned premiums for the large majority of insurance coverages trended down in the past three years. In recent years, premium growth has been constrained by the combination of a moderately declining rate environment and by recessionary economic conditions. These conditions affect such factors as sales and employment levels, both of which are important elements upon which premiums are based.

General insurance investment income trends have benefited from greater invested asset balances.

Overall claim ratios trended moderately higher during 2009 and 2008. 2009 and 2008 claim experience for the consumer credit indemnity (“CCI”) coverage in particular has trended much higher adding approximately 7.3 and 6.1 percentage points to the above claim ratios for years ended December 31, 2009 and 2008, respectively versus an insignificant effect for 2007. Aggregate claim experience for other coverages, however, remained relatively consistent. Production and general operating expenses edged up slightly in 2009 as expense reduction lagged a larger drop in earned premiums.

Mortgage Guaranty Results – 2009 mortgage guaranty operating results benefited from the captive reinsurance premiums receipts previously noted. Key indicators of this segment’s evolving performance are shown in the following table:

	Mortgage Guaranty Group
				% Change
				2009	2008
Years Ended December 31,	2009	2008	2007	vs. 2008	vs. 2007
Net premiums earned	$644.5	$592.5	$518.2	8.8%	14.3%
Net investment income	92.0	86.8	79.0	5.9	10.0
Pretax operating income (loss)	$(486.4)	$(594.3)	$(110.4)	18.2%	-438.1%

Claim ratio	176.0%	199.3%	118.8%	-11.7%	67.8%
Expense ratio	12.6	15.7	17.7	-19.7	-11.3
Composite ratio	188.6%	215.0%	136.5%	-12.3%	57.5%

Absent the aforementioned effect of the reinsurance commutations further discussed below, mortgage guaranty earned premiums declined in 2009. Premium levels for the three years ended December 31, 2009 were impacted by the more selective underwriting criteria applied since late 2007, by an overall decline in the industry’s business penetration, and by higher premium refunds related to coverage rescissions. These factors were attenuated somewhat by relatively high persistency levels for business produced in prior years, and by a continuing decline in premiums ceded to lender-owned (captive) reinsurance companies.

During 2009’s third quarter, Old Republic’s Mortgage Guaranty Group entered into reinsurance termination agreements (“commutations”) with four lender-owned captive reinsurers. As part of the transactions, the Company received reinsurance premiums of $82.5 to cover losses expected to occur after the contract termination date. Under GAAP, these reinsurance commutations have been treated as the termination of risk transfer reinsurance arrangements rather than transactions in which the Company takes on new or additional insurance risk. As a result of this GAAP characterization, the premiums received have been booked as current income rather than being deferred and subsequently recognized in the future periods during which the related risk will exist and expected claims will occur. The Company estimates that substantially all of these premiums will likely be absorbed by related claim costs thus negating the current appearance of a gain from the transactions. In the above table, the up front recognition of the $82.5 of premiums also has the effect of portraying an increase in 2009’s net premiums earned of 8.8%, whereas their exclusion through deferral to future at risk periods would have shown an actual 4.1% decline. As a further consequence of this GAAP premium recognition methodology the 2009 loss ratio dropped from 199.6% to 176.0%, and the 2009 pretax operating loss was reduced from $562.7 to $486.4. Excluding these premium recognition effects, quarterly claim ratios throughout 2009 averaged 199.7% versus a comparable average of 199.3% for 2008 and 115.2% for 2007. Greater numbers of coverage rescissions and a moderate decline in expected claim severity during 2009 offset to some degree the impact on claim reserve provisions of a continued uptrend in reported delinquent loans. The components of incurred mortgage guaranty claim ratios are shown in the following table:

	Years Ended December 31,
	2009	2008	2007
Incurred claim ratio from:
Paid claims	97.0%	74.8%	42.5%
Claim reserve provisions	102.6	124.5	76.3
Effect of commutations	-23.6	-	-
Total	176.0%	199.3%	118.8%

Production and operating expense ratios for all periods reported upon reflect continued success in expense management. Net investment income has trended up on the strength of an invested asset base enhanced by positive operating cash flow, funds generated by income tax related asset recoveries, and in 2009, capital additions and funds received in the above noted reinsurance commutations.

Title Insurance Results – In 2009 Old Republic’s title insurance business turned slightly profitable for the first time since 2006. Key operating performance indicators are shown in the following table:

	Title Insurance Group
				% Change
				2009	2008
Years Ended December 31,	2009	2008	2007	vs. 2008	vs. 2007
Net premiums and fees earned	$888.4	$656.1	$850.7	35.4%	-22.9%
Net investment income	25.2	25.1	27.3	0.2	-7.9
Pretax operating income (loss)	$2.1	$(46.3)	$(14.7)	104.7%	-214.7%

Claim ratio	7.9%	7.0%	6.6%	12.9%	6.1%
Expense ratio	93.8	103.6	98.1	-9.5	5.6
Composite ratio	101.7%	110.6%	104.7%	-8.0%	5.6%

Growth in title premiums and fees for 2009 resulted mostly from greater refinance transactions earlier in the year and from market share gains taken from title industry dislocations and consolidations. Claim costs rose at a quicker pace, however, as the Company added moderately to reserve provisions in consideration of recent claim emergence trends. Production and general operating expenses, while relatively lower as a percentage of premium and fees revenues, rose dollar-wise in reflection of greater personnel and other production costs related to the higher revenues attained and anticipated.

Results for 2008 and 2007 also reflect the impact of the cyclical downturn in the housing and related mortgage lending sectors of the U.S. economy.

Corporate and Other Operations – The Company’s small life and health insurance business and the net costs associated with the parent holding company and internal services subsidiaries produced a much lower operating gain in 2009. Period-to-period variations in the results of these relatively minor elements of Old Republic’s operations usually stem from the volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest on intra-system financing arrangements.

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:
					% Change
					2009	2008
As of December 31:		2009	2008	2007	vs. 2008	vs. 2007
Cash and invested assets:	Fair value basis	$9,879.0	$8,855.1	$8,924.0	11.6%	-.8%
	Original cost basis	$9,625.9	$9,210.0	$8,802.5	4.5%	4.6%

Shareholders’ equity:	Total	$3,891.4	$3,740.3	$4,541.6	4.0%	-17.6%
	Per common share	$16.49	$15.91	$19.71	3.6%	-19.3%

Composition of shareholders’ equity per share:
Equity before items below		$14.99	$16.10	$19.31	-6.9%	-16.6%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		1.50	(0.19)	0.40
Total		$16.49	$15.91	$19.71	3.6%	-19.3%

Consolidated cash flow from operating activities amounted to $532.9, $565.6 and $862.5 for the years ended 2009, 2008 and 2007, respectively.

The investment portfolio reflects a current allocation of approximately 86 percent to fixed-maturity securities and 5 percent to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other beneficiaries, and evaluations of their long-term effect on the stability of capital accounts. The portfolio contains little or no direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and impairments or changes in market valuations of invested assets during the periods shown below:

	Shareholders’
	Equity Per Share
Years Ended December 31,	2009	2008	2007
Beginning book value per share	$15.91	$19.71	$18.91
Changes in shareholders' equity for the periods:
Net operating income (loss)	(.67)	(.81)	.98
Net realized investment gains (losses):
From sales	.04	(.01)	.20
From impairments	.21	(1.59)	-
Subtotal	.25	(1.60)	.20
Net unrealized investment gains (losses)	1.59	(.33)	.05
Total realized and unrealized investment gains (losses)	1.84	(1.93)	.25
Cash dividends	(.68)	(.67)	(.63)
Stock issuance, foreign exchange, and other transactions	.09	(.39)	.20
Net change	.58	(3.80)	.80
Ending book value per share	$16.49	$15.91	$19.71

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
		December 31,
		2009	2008	2007
Total value of the two MI investments:	Original cost	$416.4	$416.4	$429.7
	Impaired cost	106.8	106.8	N/A
	Fair value	130.7	82.7	375.1
	Underlying equity(*)	$274.6	$515.9	$679.7

(*) Underlying equity based on latest reports (which may lag by one quarter) issued by investees.

The above-noted mortgage guaranty holdings were acquired as passive long-term investment additions for a core segment of Old Republic’s business in anticipation of a recovery of the MI industry in 2010. In management’s judgment, the currently depressed market valuations of companies operating in the housing and mortgage-lending sectors of the American economy have been impacted significantly by the cyclical and macroeconomic conditions affecting these sectors, and by the recent dysfunctionality of the banking and mortgage lending industries. For external financial reporting purposes, however, Old Republic uses relatively short time frames in recognizing OTTI adjustments in its income statement. In this context, absent issuer-specific circumstances that would result in a contrary conclusion, all unrealized investment losses pertaining to any equity security reflecting a 20 percent or greater decline for a six month period is considered OTTI. Unrealized losses that are deemed temporary and all unrealized gains are recorded directly as a separate component of the shareholders’ equity account and in the consolidated statement of comprehensive income. As a result of accounting idiosyncrasies, however, OTTI losses recorded in the income statement of one period can not be offset in the income statement of a subsequent period by fair value gains on the previously impaired securities unless the gains are realized through actual sales. Such unrealized fair value gains can only be recognized through direct credits in the shareholders’ equity account and in the consolidated statement of comprehensive income.

2009 Capital Raise - Early in 2009’s second quarter, the Company obtained gross proceeds of $316.25 through a public offering of 8% convertible Senior Notes due in 2012. The funds were used mostly to enhance the capital base of the general and title insurance segments, and to repay a portion of commercial paper debt previously incurred to strengthen the capital of the mortgage guaranty segment as of year end 2008. Along with the growth oriented capital additions to businesses with good prospects for the long term, the new funds enhance the stability and resiliency of Old Republic’s consolidated capitalization.

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments (“OTTI”) in the value of fixed maturity and equity investments; b) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; c) the recoverability of reinsured paid and/or outstanding losses; and d) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the pertinent sections of this Management Analysis and are summarized as follows:

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

For the three years ended December 31, 2009, pretax charges due to other-than-temporary impairments in the value of securities affected pretax income or loss within a range of -143.2% and 0% and averaged -48.9%.

(b) Establishment of deferred acquisition costs (“DAC”)

The eligibility for deferral and the recoverability of DAC is based on the current terms and estimated profitability of the insurance contracts to which they relate. As of the three most recent year ends, consolidated DAC balances ranged between 1.5% and 1.9% and averaged 1.7% of consolidated assets. The annual change in DAC balances for the three-year period affected underwriting, acquisition and other expenses within a range of 1.1% and 1.8%, and averaged 1.4% of such expenses.

(c) The recoverability of reinsured paid and/or outstanding losses

Assets consisting of gross paid losses recoverable from assuming reinsurers, and balance sheet date reserves similarly recoverable in future periods as gross losses are settled and paid, are established at the same time as the gross losses are paid or recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts that are discussed below. As of the three most recent year ends, paid and outstanding reinsurance recoverable balances ranged between 30.1% and 32.9% and averaged 31.5% of the related gross reserves.

(d) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this Management Analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected loss ratios for the three latest accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantified over long periods of time. Long-tail lines of business generally include workers’ compensation, auto liability, general liability, errors and omissions and directors and officers’ liability, and title insurance. Gross loss reserves related to such long-tail coverages ranged between 66.0% and 79.1%, and averaged 72.0% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 60.1% and 75.4% and averaged 67.3% as of the same dates.

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

For each of the three most recent calendar years, prior accident years’ consolidated claim costs have developed favorably and have had the consequent effect of reducing consolidated annual loss costs between 3.0% and 7.2%, or by an average of approximately 4.7% per annum. As a percentage of each of these years’ consolidated earned premiums and fees the favorable developments have ranged between 1.8% and 5.9%, and have averaged 3.7%.

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

ACCOUNTING POLICIES

The consolidated accounts are presented in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) of accounting principles generally accepted in the United States of America (“GAAP”). In managing the Company’s insurance subsidiaries and providing for their current tax liabilities, however, management adheres to state insurance regulatory and accounting practices. In comparison with GAAP, such practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. This management analysis should be read in conjunction with Old Republic’s annual and quarterly consolidated financial statements and the footnotes appended to them.

In recent years, the FASB has issued various releases requiring additional financial statement disclosures, and to provide guidance relative to the application of such releases. Of particular pertinence to the Company’s financial statements are certain disclosures relating to uncertainties affecting income tax provisions, methodologies for establishing the fair value and recording of other-than-temporary impairments of securities, and the composition of plan assets held by the Company’s defined benefit pension plans. The requisite disclosures and explanations for these matters have been included in the footnotes to the Company’s financial statements.

FINANCIAL POSITION

The Company’s financial position at December 31, 2009 reflected increases in assets, liabilities, and common shareholders’ equity of 7.0%, 8.1%, and 4.0%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 69.6% and 66.8% of consolidated assets as of December 31, 2009 and December 31, 2008, respectively. Consolidated operating cash flow was positive at $532.9 in 2009 compared to $565.6 in 2008 and $862.5 in 2007. As of December 31, 2009, the invested asset base increased 11.6% to $9,688.4 as a result of positive operating cash flows, new funds from an April 2009 securities offering, and an increase in the fair value of investments.

Investments - During 2009 and 2008, the Company committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both December 31, 2009 and 2008, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains little or no insurance risk-correlated asset exposures real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At December 31, 2009, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of December 31, 2009. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	December 31,
	2009	2008
Aaa	22.3%	20.4%
Aa	20.3	24.5
A	30.3	31.4
Baa	25.7	22.0
Total investment grade	98.6	98.3
All other (b)	1.4	1.7
Total	100.0%	100.0%

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

(b)	“All other” includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	December 31, 2009
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$23.0		$5.1
Retail	11.5		.7
Industrial	17.4		.5
Consumer non-durables	9.9		.1
Other (includes 2 industry groups)	7.5		.1
Total	$69.6	(c)	$6.6

(c)	Represents .9% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	December 31, 2009
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
U.S. Government & Agencies	$302.7		$2.9
Banking	36.3		1.5
Energy	45.6		1.2
Industrial	51.7		1.0
Other (includes 15 industry groups)	277.2		3.9
Total	$713.9	(d)	$10.8

(d)	Represents 9.0% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	December 31, 2009
			Gross
			Unrealized
	Cost		Losses
Equity Securities by Industry Concentration:
Index Funds	$112.8		$13.3
Finance	1.2		.2
Natural Gas	.3		-
Insurance	.2		-
Total	$114.6	(e)	$13.7	(f)

(e)	Represents 32.1% of the total equity securities portfolio.
(f)	Represents 3.8% of the cost of the total equity securities portfolio, while gross unrealized gains represent 44.5% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	December 31, 2009
	Amortized Cost
	of Fixed Maturity Securities		Gross Unrealized Losses
		Non-		Non-
		Investment		Investment
	All	Grade Only	All	Grade Only
Maturity Ranges:
Due in one year or less	$.9	$-	$-	$-
Due after one year through five years	339.1	43.1	5.4	3.2
Due after five years through ten years	399.8	26.5	10.2	3.3
Due after ten years	43.7	-	1.6	-
Total	$783.5	$69.6	$17.4	$6.6

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	December 31, 2009
	Amount of Gross Unrealized Losses
	Less than			Total Gross
	20% of	20% to 50%	More than	Unrealized
	Cost	of Cost	50% of Cost	Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$8.4	$-	$-	$8.4
Seven to twelve months	-	-	-	-
More than twelve months	3.6	5.3	-	8.9
Total	$12.0	$5.3	$-	$17.4
Equity Securities:
One to six months	$-	$.2	$-	$.2
Seven to twelve months	-	-	-	-
More than twelve months	13.3	-	-	13.4
Total	$13.4	$.3	$-	$13.7

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	119	-	-	119
Seven to twelve months	1	-	-	1
More than twelve months	32	3	-	35
Total	152	3	-	155	(g)
Equity Securities:
One to six months	1	1	-	2
Seven to twelve months	-	-	-	-
More than twelve months	2	1	-	3
Total	3	2	-	5	(g)

(g)
At December 31, 2009 the number of issues in an unrealized loss position represent 7.5% as to fixed maturities, and 31.3% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (December 31, 2009 in the above table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	December 31,
	2009	2008
Maturity Ranges:
Due in one year or less	9.3%	14.0%
Due after one year through five years	55.0	51.0
Due after five years through ten years	34.9	34.7
Due after ten years through fifteen years	.8	.3
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.4
Duration (h)	3.8	3.7

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.8 as of December 31, 2009 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.8%.

Composition of Unrealized Gains (Losses)

	December 31,
	2009	2008
Fixed Maturity Securities:
Amortized cost	$7,896.2	$7,385.2
Estimated fair value	8,326.8	7,406.9
Gross unrealized gains	448.0	196.8
Gross unrealized losses	(17.4)	(175.0)
Net unrealized gains (losses)	$430.5	$21.7

Equity Securities:
Original cost	$674.9	$729.2
Adjusted cost(*)	357.5	373.3
Estimated fair value	502.9	350.3
Gross unrealized gains	159.0	49.6
Gross unrealized losses	(13.7)	(72.7)
Net unrealized gains (losses)	$145.3	$(23.0)

(*) net of OTTI adjustments

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. From time to time additional cash needs are also met by accessing Old Republic’s commercial paper program and/or debt and equity capital markets. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $295.6 in dividends from its subsidiaries in 2010 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses at the holding company, and the near-term capital needs of its operating company subsidiaries. Old Republic can currently access the commercial paper market for up to $150.0.

Capitalization - Old Republic’s total capitalization of $4,238.2 at December 31, 2009 consisted of debt of $346.7 and common shareholders' equity of $3,891.4. Changes in the common shareholders’ equity account for the three most recent years reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 28 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management’s long-term expectations for the Company’s consolidated business.

Under state insurance regulations, the Company’s three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. If a company’s risk to capital ratio exceeds the limit or its capital falls below the minimum prescribed levels, absent expressed regulatory approval, it may be prohibited from writing new business until its risk to capital ratio falls below the limit or it reestablishes the required minimum levels of capital. At December 31, 2009, the statutory risk to capital ratio was 23.1:1 for the three companies combined. A continuation of operating losses could further reduce statutory surplus thus increasing the risk to capital ratio which the Company evaluates on a quarterly basis. During the fourth quarter of 2008, capital funds of $150.0 were added to Old Republic’s mortgage guaranty group.

The Company has access to various capital resources including dividends from its subsidiaries, holding company investments, undrawn capacity under its commercial paper program, and access to debt and equity capital markets. At December 31, 2009, the Company’s consolidated debt to equity ratio was 8.9%. This relatively low level of financial leverage provides the Company with additional borrowing capacity to meet its capital commitments. During the second quarter of 2009, additional capital funds of $30.0 and $132.0 were directed to the title and general insurance segments, respectively, to enhance insurance capacity.

Contractual Obligations - The following table shows certain information relating to the Company’s contractual obligations as of December 31, 2009:

	Payments Due in the Following Years
			2011 and	2013 and	2015 and
	Total	2010	2012	2014	After
Contractual Obligations:
Debt	$346.7	$3.6	$322.2	$5.9	$15.0
Interest on Debt	68.4	26.4	39.7	1.2	1.0
Operating Leases	168.2	38.7	55.0	32.5	41.8
Pension Benefits Contributions (a)	86.0	1.8	35.9	26.3	22.0
Claim & Claim Expense Reserves (b)	7,915.0	2,562.8	2,067.3	716.7	2,568.0
Total	$8,584.5	$2,633.4	$2,520.2	$782.7	$2,648.0

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

RESULTS OF OPERATIONS

Revenues: Premiums & Fees

Pursuant to GAAP applicable to the insurance industry, revenues are recognized as follows:

Substantially all general insurance premiums pertain to annual policies and are reflected in income on a pro-rata basis in association with the related benefits, claims and expenses. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations.

The Company’s mortgage guaranty premiums primarily stem from monthly installments paid on long duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the Mortgage Guaranty Group’s Risk Factors for premium income and long-term claim exposures, there is a risk that the revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 39% of 2009 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 61% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
						% Change
						from prior
	General	Mortgage	Title	Other	Total	period
Years Ended December 31:
2007	$2,155.1	$518.2	$850.7	$77.0	$3,601.2	5.9%
2008	1,989.3	592.5	656.1	80.1	3,318.1	-7.9
2009	$1,782.5	$644.5	$888.4	$73.3	$3,388.9	2.1%

2009 and 2008 General Insurance Group earned premiums trended lower as a moderately declining rate environment for most commercial insurance prices has hindered retention of some business and precluded meaningful additions to the premium base. Earned premium growth of 13.3% in 2007 reflects additional business produced in a reasonably stable underwriting environment and the year-end 2006 acquisition of a liability insurance book of business.

2009 mortgage guaranty premium revenue increased 8.8% by comparison to 2008 primarily due to the commutation of certain reinsurance agreements during the third quarter of 2009. GAAP requires that commutation reinsurance premiums of $82.5 million received from lenders’ captive insurers to cover future periods’ losses be recognized immediately as income as of the effective date of the reinsurance commutation agreements. Excluding the effect of immediate premium revenue recognition for these reinsurance commutation agreements, mortgage guaranty premium revenue would have reflected a year-over-year decline of 4.1% in 2009. Mortgage guaranty premium revenues for the three years ended December 31, 2009 were impacted by more selective underwriting criteria applied since late 2007, an overall decline in the industry’s business penetration, and by higher premium refunds related to coverage rescissions. These lower premium revenue trends have been mitigated somewhat by greater business persistency levels for business produced in prior years, and by a continuing decline in premiums ceded to lender-owned (captive) reinsurance companies.

Title Group premium and fee revenues grew by 35.4% in 2009 as a result of greater refinance transactions in late 2008 and early 2009 and from market share gains taken from title industry dislocations and consolidations. Title premium and fee revenues decreased by 22.9% and 13.2% in 2008 and 2007, respectively. The decline was particularly accentuated in the segment’s direct operations, most of which are concentrated in the Western United States, and all of which reflected a downturn in home sales and resales.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial			Inland
	Automobile			Marine
	(mostly	Workers’	Financial	and	General
	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended December 31:
2007	35.0%	23.5%	13.8%	9.3%	7.8%	10.6%
2008	34.9	21.0	16.1	9.7	7.5	10.8
2009	36.6%	21.7%	13.5%	9.5%	8.0%	10.7%

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
	Traditional
New Insurance Written:	Primary	Bulk	Other	Total
Years Ended December 31:
2007	$31,841.7	$10,800.3	$901.6	$43,543.7
2008	20,861.9	3.5	1,123.5	21,989.0
2009	$7,899.2	$-	$.5	$7,899.8

	Traditional
New Risk Written by Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2007	$7,844.5	$724.5	$15.2	$8,584.4
2008	4,815.0	.6	11.8	4,827.5
2009	$1,681.7	$-	$-	$1,681.7

	Earned Premiums		Persistency
			Traditional
Premium and Persistency Trends by Type:	Direct	Net	Primary	Bulk
Years Ended December 31:
2007	$612.7	$518.2	77.6%	73.7%
2008	698.4	592.5	83.9	88.4
2009	$648.6	$644.5	82.8%	88.3%

While there is no consensus in the marketplace as to the precise definition of “sub-prime”, Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 8.5% of total net risk in force, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
	Traditional
Net Risk in Force By Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2007	$18,808.5	$2,539.9	$511.1	$21,859.5
2008	20,463.0	2,055.0	457.0	22,975.1
2009	$18,727.9	$1,776.7	$297.2	$20,801.9

Analysis of Risk in Force
			FICO
	FICO less	FICO 620	Greater	Unscored/
Risk in Force Distribution By FICO Scores:	than 620	to 680	than 680	Unavailable

Traditional Primary:
As of December 31:
2007	8.5%	33.6%	55.1%	2.8%
2008	7.0	30.5	60.5	2.0
2009	6.5%	28.8%	63.1%	1.6%

Bulk(a):
As of December 31:
2007	19.4%	34.9%	45.4%	.3%
2008	18.2	33.7	47.9	.2
2009	17.6%	33.1%	49.2%	.1%

	LTV	LTV	LTV	LTV
	85.0	85.01	90.01	Greater
Risk in Force Distribution By Loan to Value (“LTV”) Ratio:	and below	to 90.0	to 95.0	than 95.0

TraditionalPrimary:
As of December 31:
2007	4.7%	34.4%	32.0%	28.9%
2008	5.1	35.5	31.6	27.8
2009	5.3%	36.4%	31.6%	26.7%

Bulk(a):
As of December 31:
2007	62.0%	20.9%	9.3%	7.8%
2008	63.5	20.1	8.6	7.8
2009	65.9%	18.4%	7.8%	7.9%

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2007	8.9%	7.7%	5.3%	5.2%	3.4%	4.5%	3.1%	2.8%	4.5%	3.8%
2008	8.3	8.1	5.2	5.2	3.2	5.5	3.1	2.9	4.4	3.8
2009	8.1%	8.5%	5.2%	5.1%	3.2%	5.5%	3.1%	2.9%	4.5%	4.0%

	Bulk (a)
	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2007	9.3%	4.8%	4.2%	4.1%	3.1%	17.5%	3.4%	4.2%	3.0%	5.5%
2008	10.0	4.6	4.0	3.9	3.1	18.2	3.4	4.3	2.9	5.4
2009	10.4%	4.6%	4.0%	4.0%	3.2%	17.8%	3.5%	4.1%	3.0%	5.4%

(a)	Bulk pool risk in-force, which represented 46.8% of total bulk risk in-force at December 31, 2009, has been allocated pro-rata based on insurance in-force.

	Full	Reduced
Risk in Force Distribution By Level of Documentation:	Docu-	Docu-
	mentation	mentation
Traditional Primary:
As of December 31:
2007	88.0%	12.0%
2008	90.0	10.0
2009	91.1%	8.9%

Bulk (a):
As of December 31:
2007	49.6%	50.4%
2008	49.1	50.9
2009	49.4%	50.6%

Risk in Force Distribution By Loan Type:
	Fixed Rate
	& ARMs	ARMs with
	with Resets	Resets <5
	>=5 Years	years
Traditional Primary:
As of December 31:
2007	94.4%	5.6%
2008	95.8	4.2
2009	96.3%	3.7%

Bulk (a):
As of December 31:
2007	70.9%	29.1%
2008	74.4	25.6
2009	75.4%	24.6%

(a)	Bulk pool risk in-force, which represented 46.8% of total bulk risk in-force at December 31, 2009, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
		Independent
		Title
	Direct	Agents &
	Operations	Other
Years Ended December 31:
2007	32.1%	67.9%
2008	36.8	63.2
2009	38.5%	61.5%

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

						Fair	Invested
	Invested Assets at Adjusted Cost					Value	Assets at
				Corporate		Adjust-	Fair
	General	Mortgage	Title	and Other	Total	ment	Value
As of December 31:
2008	$5,618.7	$2,099.7	$545.8	$417.5	$8,681.8	$1.0	$8,682.9
2009	$5,670.9	$2,466.3	$615.2	$355.2	$9,107.8	$580.6	$9,688.4

	Net Investment Income					Yield at
				Corporate		Original	Fair
	General	Mortgage	Title	and Other	Total	Cost	Value
Years Ended
December 31:
2007	$260.8	$79.0	$27.3	$12.7	$379.9	4.58%	4.52%
2008	253.6	86.8	25.1	11.6	377.3	4.27	4.33
2009	$258.9	$92.0	$25.2	$7.2	$383.5	4.15%	4.17%

Consolidated net investment income grew by 1.6% and 11.2% in 2009 and 2007, respectively, and declined by .7% in 2008. This revenue source was affected by a rising invested asset base caused by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. Yield trends reflect the relatively short maturity of Old Republic’s fixed maturity securities portfolio as well as continuation of a relatively lower yield environment during the past several years.

Revenues: Net Realized Gains (Losses)

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; in 2009, 2008 and 2007, 87.2%, 90.1% and 85.1%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. A significant portion of Old Republic’s indexed stock portfolio was sold at a gain during 2007, with proceeds redirected to a more concentrated, select list of common stocks expected to provide greater long-term total returns.

	Realized Gains (Losses) on
	Disposition of Securities			Impairment Losses on Securities
		Equity			Equity
		securities			securities		Net
	Fixed	and miscell-		Fixed	and miscell-		realized
	maturity	aneous		maturity	aneous		gains
	securities	investments	Total	securities	investments	Total	(losses)
Years Ended
December 31:
2007	$2.2	$68.1	$70.3	$-	$-	$-	$70.3
2008	(25.0)	20.9	(4.1)	(11.5)	(470.7)	(482.3)	(486.4)
2009	$4.2	$11.7	$15.9	$(1.5)	$(8.0)	$(9.5)	$6.3

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years’ claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2009 and 2008:

	Claim and Loss Adjustment Expense Reserves
	December 31,
	2009		2008
	Gross	Net	Gross	Net

Commercial automobile (mostly trucking)	$1,049.4	$860.5	$1,035.7	$849.8
Workers’ compensation	2,258.1	1,285.6	2,241.6	1,271.8
General liability	1,281.8	638.7	1,209.2	612.3
Other coverages	649.1	444.7	709.7	487.9
Unallocated loss adjustment expense reserves	141.9	104.7	150.6	104.9
Total general insurance reserves	5,380.4	3,334.3	5,346.9	3,326.9

Mortgage guaranty	2,225.6	1,962.6	1,581.7	1,380.6
Title	260.8	260.8	261.2	261.2
Life and health	29.0	21.5	28.1	22.2
Unallocated loss adjustment expense reserves -
other coverages	19.1	19.1	23.2	23.2
Total claim and loss adjustment expense reserves	$7,915.0	$5,598.5	$7,241.3	$5,014.2
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$172.8	$136.9	$172.4	$145.0
% of total general insurance reserves	3.2%	4.1%	3.2%	4.4%

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

Overview of Loss Reserving Process

Most of Old Republic’s consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2009, such reserves accounted for 68.0% and 59.6% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2008 represented 73.8% and 66.3% of the respective consolidated amounts.

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

Aggregate loss reserves consist of liability estimates for claims that have been reported (“case”) to the Company’s insurance subsidiaries and reserves for claims that have been incurred but not yet reported (“IBNR”) or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years’ cost experience and trends, and are intended to cover the unallocated costs of claim departments’ administration of case and IBNR claims over time. Long-term, disability-type workers’ compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year end net reserves totaled $143.9, $156.8 and $148.5 as of December 31, 2009, 2008, and 2007, respectively.

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

Mortgage guaranty insurance reserves for unpaid claims and claim adjustment expenses are recognized only upon an instance of default. The latter is defined as an insured mortgage loan that has missed two or more consecutive monthly payments. Loss reserves are therefore based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported (“IBNR”). Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions. Historically coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with terms of the master policy have not been material; however, they have increased significantly since early 2008.

Title insurance and related escrow services loss and loss adjustment expense reserves are established as point estimates to cover the projected settlement costs of known as well as IBNR losses related to premium and escrow service revenues of each reporting period. Reserves for known claims are based on an assessment of the facts available to the Company during the settlement process. The point estimates covering all claim reserves take into account IBNR claims based on past experience and evaluations of such variables as changing trends in the types of policies issued, changes in real estate markets and interest rate environments, and changing levels of loan refinancing, all of which can have a bearing on the emergence, frequency, and ultimate costs of claims.

Incurred Loss Experience

Management believes that the Company’s overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management’s opinion, however, such potential development is not likely to have a material effect on the Company’s consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in this Annual Report on Form 10-K under Item 1A - Risk Factors.

The following table shows an analysis of changes in aggregate reserves for the Company’s losses, claims, and settlement expenses for each of the years shown:

Years Ended December 31:	2009	2008	2007
Gross reserves at beginning of year	$7,241.3	$6,231.1	$5,534.7
Less: reinsurance losses recoverable	2,227.0	1,984.7	1,936.6
Net reserves at beginning of year:
General Insurance	3,326.9	3,279.7	3,022.8
Mortgage Guaranty	1,382.6	644.9	249.6
Title Insurance	282.4	296.9	304.1
Other	22.2	24.7	21.6
Sub-total	5,014.2	4,246.3	3,598.0
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,409.2	1,520.1	1,562.8
Mortgage Guaranty	1,284.0	1,199.5	551.3
Title Insurance	63.6	46.3	72.3
Other	36.4	41.9	37.8
Sub-total	2,793.3	2,807.8	2,224.2
Change in provision for insured events of prior years:
General Insurance	(56.8)	(83.0)	(110.6)
Mortgage Guaranty (a)	(149.9)	(18.7)	64.4
Title Insurance	6.7	(0.6)	(16.3)
Other	(1.3)	(3.8)	(3.6)
Sub-total	(201.3)	(106.1)	(66.1)
Total incurred claims and claim adjustment expenses (a)	2,592.0	2,701.6	2,158.1
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	498.6	549.0	518.7
Mortgage Guaranty (a)	7.8	59.8	29.6
Title Insurance	7.1	5.4	7.5
Other	25.8	30.3	23.9
Sub-total	539.3	644.5	579.7
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	846.4	840.8	676.3
Mortgage Guaranty (a)	543.5	383.2	190.8
Title Insurance	68.5	54.8	55.8
Other	9.9	10.2	7.1
Sub-total	1,468.3	1,289.0	930.0
Total payments	2,007.7	1,933.5	1,509.8
Amount of reserves for unpaid claims and claim adjustment
expenses at the end of each year, net of reinsurance
losses recoverable: (b)
General Insurance	3,334.3	3,326.9	3,279.7
Mortgage Guaranty	1,965.4	1,382.6	644.9
Title Insurance	277.1	282.4	296.9
Other	21.5	22.2	24.7
Sub-total	5,598.5	5,014.2	4,246.3
Reinsurance losses recoverable	2,316.5	2,227.0	1,984.7
Gross reserves at end of year	$7,915.0	$7,241.3	$6,231.1

(a)	In common with all other insurance lines, mortgage guaranty paid and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. Claims not paid by virtue of coverage rescissions and claims denials amounted to $719.5, $211.0, and $36.4 for 2009, 2008, and 2007, respectively. In a similar vein, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reseves shown in the following table and entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denial sof $881.9 in 2009, $830.5 in 2008, and non in 2007. The significant decline of $149.9 in 2009 for prior years' mortage guaranty incurred claim provisions results mostly from greater than anticipated coverage rescissions and claims denials.

	2009	2008	2007
Reserve increase (decrease):
General Insurance	$7.4	$47.2	$256.9
Mortgage Guaranty	582.8	737.7	395.3
Title Insurance	(5.3)	(14.5)	(7.2)
Other	(.7)	(2.5)	3.1
Total	$584.3	$768.0	$648.3

(b)	Year end IBNR reserves carried in each segment were as follows:

	2009	2008	2007
General Insurance	$1,621.6	$1,583.8	$1,539.0
Mortgage Guaranty	39.7	33.0	20.8
Title Insurance	191.3	200.7	223.4
Other	9.4	9.0	11.8
Total	$1,862.0	$1,826.5	$1,795.0

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2009	2008	2007
General	76.3%	73.0%	67.8%
Mortgage	176.0	199.3	118.8
Title	7.9	7.0	6.6
Consolidated benefits and claim ratio	76.7%	81.8%	60.2%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	82.6%	85.0%	62.0%
Change in provision for insured events of prior years:
Due to asbestos and environmental	-	-	.1
Due to all other coverages	(5.9)	(3.2)	(1.9)
Net (favorable) unfavorable development	(5.9)	(3.2)	(1.8)
Consolidated benefits and claim ratio	76.7%	81.8%	60.2%

The consolidated benefits and claim ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio’s variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced average favorable developments that reduced the consolidated loss ratio by 3.7%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
		Commercial			Inland
		Automobile			Marine
	All	(mostly	Workers’	Financial	and	General
	Coverages	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended
December 31:
2007	67.8%	74.0%	70.9%	69.6%	54.9%	59.9%	55.9%
2008	73.0	76.1	69.4	95.0	60.5	64.4	53.9
2009	76.3%	71.5%	74.9%	117.8%	63.0%	65.6%	60.1%

The overall general insurance claim ratio reflects reasonably consistent trends, excluding the impact of Old Republic’s consumer credit indemnity (“CCI”) business, for the past three years. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in the periods shown was driven principally by greater claim frequencies experienced in Old Republic’s CCI coverage. During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily due to the commercial automobile, general aviation, and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in excess workers’ compensation coverages, by ongoing development of asbestos and environmental (“A&E”) claim reserves, and by unfavorable development of the CCI reserves. Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages’ reserves, typically workers’ compensation, deemed assignable to the A&E category of losses.

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 8.4 years (gross) and 11.5 years (net of reinsurance) as of December 31, 2009 and 7.3 years (gross) and 9.9 years (net of reinsurance) as of December 31, 2008. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 1.4% of general insurance group net incurred losses for the five years ended December 31, 2009.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2009 and 2008 is as follows:

	December 31,
	2009		2008
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$133.1	$108.6	$149.4	$121.9
Loss and loss expenses incurred	(2.1)	-	(4.9)	(7.4)
Claims and claim adjustment expenses paid	(8.9)	(5.0)	(11.4)	(5.8)
Reserves at end of year	122.0	103.5	133.1	108.6

Environmental:
Reserves at beginning of year	39.3	36.4	41.1	36.1
Loss and loss expenses incurred	21.2	2.1	6.0	6.2
Claims and claim adjustment expenses paid	(9.8)	(5.1)	(7.8)	(5.9)
Reserves at end of year	50.7	33.4	39.3	36.4
Total asbestos and environmental reserves	$172.8	$136.9	$172.4	$145.0

Mortgage guaranty claim ratios, absent the effect of the third quarter 2009 reinsurance commutation transactions which had the impact of lowering the 2009 ratio from 199.6% to 176.0%, have continued to rise in recent periods. These ratios have risen principally as a result of higher reserve provisions and paid losses. Greater reserve provisions have resulted from higher levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower’s ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower’s ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

	Average Paid Claim
	Amount (a)		Delinquency Ratio
	Traditional		Traditional
	Primary	Bulk	Primary	Bulk
Years Ended December 31:
2007	$32,214	$34,951	5.47%	6.85%
2008	43,532	56,481	10.34	17.17
2009	$48,492	$59,386	16.83%	30.81%

(a)	Amounts are in whole dollars.

	Traditional Primary Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2007	7.7%	4.5%	7.2%	5.4%	8.1%	6.7%	5.4%	4.1%	4.8%	5.2%
2008	21.9	7.1	11.1	10.8	11.0	19.8	11.4	8.1	7.6	7.7
2009	34.1%	10.6%	18.8%	19.5%	16.4%	30.5%	21.1%	13.9%	12.3%	11.6%

	Bulk Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	CO	AZ
As of December 31:
2007	7.8%	5.4%	7.3%	8.6%	10.6%	7.0%	6.6%	6.6%	5.8%	5.1%
2008	27.0	10.2	16.3	19.1	17.1	22.4	16.0	13.8	9.8	18.2
2009	46.5%	16.3%	27.6%	35.7%	23.4%	41.3%	33.3%	26.8%	17.0%	37.5%

	Total Delinquency Ratios for Top Ten States (includes “other” business) (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	NC	PA
As of December 31:
2007	6.9%	4.5%	6.7%	5.0%	8.0%	5.5%	5.5%	5.4%	4.1%	5.1%
2008	21.3	7.2	11.2	10.2	11.4	17.2	12.1	10.8	6.8	8.1
2009	36.4%	11.2%	19.4%	20.5%	17.2%	33.9%	24.1%	20.1%	11.5%	12.9%

(b)	As determined by risk in force as of December 31, 2009, these 10 states represent approximately 49.9%, 59.9%, and 50.3%, of traditional primary, bulk, and total risk in force, respectively.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, claim ratios have risen in the most recent three years due to the continuing downturn and economic stresses in the housing and related mortgage lending industries.

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

Mortgage guaranty net claim reserve levels can be affected adversely by several factors. The latter include changes in the mix of insured business toward loans that have a higher probability of default, increases in the average risk per insured loan, the deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and reductions in housing values and/or increases in housing supply that can raise the rate at which defaults evolve into claims and affect their overall severity.

Title insurance loss reserve levels can be impacted adversely by such developments as reduced loan refinancing activity, the effect of which can be to lengthen the period during which title policies remain exposed to loss emergence. Such reserve levels can also be impacted by reductions in either property values or the volume of transactions which, by virtue of the speculative nature of some real estate developments, can lead to increased occurrences of fraud, defalcations or mechanics’ liens.

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

Loss reserve uncertainty is illustrated by the variability in loss reserve development presented in the schedule which appears under Item 1 of this Annual Report. That schedule shows the cumulative loss reserve development for each of the past ten years through December 31, 2009 for the general insurance business which currently represents 59.6% of Old Republic’s total loss and loss adjustment expense reserves, net of reinsurance reserves. For each of these ten calendar years, prior accident years’ general insurance claim reserves have developed, as a percentage of the original estimates, within a range of 8.5% unfavorable in 2000 to a 11.6% favorable development in 2005. For the ten year period the net development has averaged 2.5% favorable.

On a consolidated basis, which includes all coverages provided by the Company, the one year development on prior year loss reserves over the same ten year period has ranged from -.2% unfavorable to 10.1% favorable and averaged 4.3%. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic’s existing business mix, current aggregate loss reserve levels, and loss development patterns suggests the reasonable likelihood that 2009 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company’s insurance segments is discussed above. While the Company has generally experienced favorable loss developments for the latest ten year period on an overall basis, the current analysis of loss development factors and economic conditions influencing the Company’s insurance coverages indicates a gradual downward trend in favorable development during the most recent three years, with respect to general insurance. In management’s opinion, the other segments’ loss reserve development patterns show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company’s reserves as of December 31, 2009.

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

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements the Company is generally reimbursed for claim costs exceeding contractually agreed-upon levels. During the three year period ended December 31, 2009, the Company’s net retentions have risen gradually within the general insurance segment; however, such changes have not had a material impact on the Company’s consolidated financial statements.

Generally, mortgage guaranty insurance risk has historically been reinsured through excess of loss contracts through insurers owned by or affiliated with lending institutions and financial and other intermediaries whose customers are insured by Old Republic. Effective December 31, 2008, the Company discontinued excess of loss reinsurance cessions to lenders’ captive insurance companies for all new production originated subsequent to the effective date. Traditional pro-rata (“quota share”) reinsurance arrangements will continue to be offered by the Company. During the third quarter of 2009, the Mortgage Guaranty Group recaptured business previously ceded to several captives. In substance, the transactions are cut-off reinsurance commutation arrangements whereby the captives have remitted to the Company the reserves on existing claim obligations and a risk premium for claims that will occur after the recapture date. In accordance with GAAP, the Company recorded proceeds of $148.9 million and established a combination of existing claim reserves ($68.4 million) and premium income of $82.5 million covering claims expected to occur after the transaction date. The company estimates that substantially all of these premiums will likely be absorbed by those expected claims in future periods thus negating the appearance of a current period bottom line gain from these 2009 transactions. Except for relatively few facultative reinsurance cessions covering large risks, the title insurance segment does not utilize reinsurance to manage its insurance risk.

The Company does not anticipate any significant changes to its reinsurance programs during 2010.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:
	General	Mortgage	Title	Consolidated
Years Ended December 31:
2007	24.1%	17.7%	98.1%	41.3%
2008	24.2	15.7	103.6	39.1
2009	25.8%	12.6%	93.8%	41.8%

Variations in the Company’s consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company’s three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income.  Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions.

       The General Insurance expense has trended upward since 2007 due primarily to the declining premium base in 2008 and 2009. The decline in the Mortgage Guaranty segment’s expense ratios for the periods shown is reflective of the continued emphasis on operating efficiency. Furthermore as a consequence of the previously mentioned GAAP accounting requirement for reinsurance contract terminations, this segment’s 2009 expense ratio dropped from 14.3% to 12.6%. Production expenses for the Title segment were relatively lower as a percentage of premium and fees revenue, but rose dollar-wise in reflection of greater personnel and other production costs related to the higher revenues attained and anticipated. The increase in the Title segment’s 2008 and 2007 expense ratios result from a decline in revenues from direct operations during these periods, most of which are concentrated in the Western United States, to a level lower than necessary to support the fixed portion of the operating expense structure.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2007	91.9%	136.5%	104.7%	101.5%
2008	97.2	215.0	110.6	120.9
2009	102.1%	188.6%	101.7%	118.5%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (63.8%) in 2009, (31.8%) in 2008 and 28.0% in 2007. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets. A valuation allowance of $54.0 (equivalent to a charge of $.23 per outstanding share) was established against a deferred tax asset related to the Company’s realized losses on investments at December 31, 2008. As of December 31, 2009, this valuation allowance was eliminated following an increase in the fair value of the Company’s investment portfolio.

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2009:

			Estimated Fair Value
	Estimated	Hypothetical Change in	After Hypothetical Change in
	Fair Value	Interest Rates or S&P 500	Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$8,326.8	100 basis point rate increase	$8,013.7
		200 basis point rate increase	7,700.6
		100 basis point rate decrease	8,639.9
		200 basis point rate decrease	$8,953.0

Equity Price Risk:
Equity Securities	$502.9	10% increase in the S&P 500	$569.8
		20% increase in the S&P 500	636.7
		10% decline in the S&P 500	436.0
		20% decline in the S&P 500	$369.1

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Page No.

Consolidated Balance Sheets	52
Consolidated Statements of Income	53
Consolidated Statements of Comprehensive Income	53
Consolidated Statements of Preferred Stock and
Common Shareholders’ Equity	54
Consolidated Statements of Cash Flows	55
Notes to Consolidated Financial Statements	56 - 78
Report of Independent Registered Public Accounting Firm	79

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)

		December 31,
		2009	2008
	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (amortized cost: $7,896.2 and $7,385.2)	$8,326.8	$7,406.9
	Equity securities (at fair value) (adjusted cost: $357.5 and $373.3)	502.9	350.3
	Short-term investments (at fair value which approximates cost)	826.7	888.0
	Miscellaneous investments	24.0	29.7
	Total	9,680.5	8,675.0
	Other investments	7.8	7.8
	Total investments	9,688.4	8,682.9

	Other Assets:
	Cash	77.3	63.9
	Securities and indebtedness of related parties	17.1	17.4
	Accrued investment income	113.3	108.2
	Accounts and notes receivable	788.6	806.7
	Federal income tax recoverable: Current	7.3	41.0
	Prepaid federal income taxes	221.4	463.4
	Reinsurance balances and funds held	141.9	67.6
Reinsurance recoverable:	Paid losses	66.7	52.2
	Policy and claim reserves	2,491.2	2,395.7
	Deferred policy acquisition costs	206.9	222.8
	Sundry assets	369.3	343.8
		4,501.6	4,583.1
	Total Assets	$14,190.0	$13,266.0

	Liabilities, Preferred Stock, and Common Shareholders’ Equity
	Liabilities:
	Losses, claims, and settlement expenses	$7,915.0	$7,241.3
	Unearned premiums	1,038.1	1,112.3
	Other policyholders' benefits and funds	185.2	180.7
	Total policy liabilities and accruals	9,138.4	8,534.3
	Commissions, expenses, fees, and taxes	266.3	264.5
	Reinsurance balances and funds	321.3	264.8
	Federal income tax payable: Deferred	47.5	77.3
	Debt	346.7	233.0
	Sundry liabilities	178.0	151.5
	Commitments and contingent liabilities
	Total Liabilities	10,298.6	9,525.7

	Preferred Stock (1)	-	-

	Common Shareholders’ Equity:
	Common stock (1)	240.6	240.5
	Additional paid-in capital	412.4	405.0
	Retained earnings	2,927.3	3,186.5
	Accumulated other comprehensive income (loss)	353.7	(41.7)
	Unallocated ESSOP shares (at cost)	(42.7)	(50.0)
	Treasury stock (at cost)(1)	-	-
	Total Common Shareholders' Equity	3,891.4	3,740.3
	Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$14,190.0	$13,266.0

(1)
At December 31, 2009 and 2008, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 240,685,448 and 240,520,251 were issued as of December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. There were no common shares classified as treasury stock as of December 31, 2009 and 2008.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income ($ in Millions, Except Share Data)

		Years Ended December 31,
		2009	2008	2007
	Revenues:
	Net premiums earned	$3,111.5	$3,125.1	$3,389.0
	Title, escrow, and other fees	277.4	192.9	212.1
	Total premiums and fees	3,388.9	3,318.1	3,601.2
	Net investment income	383.5	377.3	379.9
	Other income	24.8	28.7	39.4
	Total operating revenues	3,797.2	3,724.2	4,020.6
	Realized investment gains (losses):
	From sales	15.9	(4.1)	70.3
	From impairments	(9.5)	(482.3)	-
	Total realized investment gains (losses)	6.3	(486.4)	70.3
	Total revenues	3,803.6	3,237.7	4,091.0

	Benefits, Claims and Expenses:
	Benefits, claims and settlement expenses	2,591.0	2,700.4	2,156.9
	Dividends to policyholders	7.8	15.2	9.3
	Underwriting, acquisition, and other expenses	1,454.0	1,338.5	1,538.9
	Interest and other charges	24.2	2.7	7.3
	Total expenses	4,077.2	4,056.9	3,712.6
	Income (loss) before income taxes (credits)	(273.6)	(819.2)	378.4

	Income Taxes (Credits):
	Current	56.5	19.4	172.5
	Deferred	(230.9)	(280.3)	(66.5)
	Total	(174.4)	(260.8)	105.9

	Net Income (Loss)	$(99.1)	$(558.3)	$272.4

	Net Income (Loss) Per Share:
	Basic:	$(.42)	$(2.41)	$1.18
	Diluted:	$(.42)	$(2.41)	$1.17

Average shares outstanding:	Basic	235,657,425	231,484,083	231,370,242
	Diluted	235,657,425	231,484,083	232,912,728

	Dividends Per Common Share:
	Cash:	$.68	$.67	$.63

Consolidated Statements of Comprehensive Income

		Years Ended December 31,
		2009	2008	2007
	Net income (loss) as reported	$(99.1)	$(558.3)	$272.4

	Other comprehensive income (loss):
	Post-tax net unrealized gains (losses) on securities	376.1	(78.1)	12.4
	Other adjustments	19.3	(56.9)	35.8
	Net adjustments	395.4	(135.1)	48.3

	Comprehensive income (loss)	$296.3	$(693.4)	$320.8

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Preferred Stock and Common Shareholders' Equity ($ in Millions)

	Years Ended December 31,
	2009	2008	2007
Convertible Preferred Stock:
Balance, end of year	$-	$-	$-

Common Stock:
Balance, beginning of year	$240.5	$232.0	$231.0
Dividend reinvestment plan	-	-	-
Exercise of stock options	-	.2	.9
Issuance of shares	-	9.7	-
Treasury stock restored to unissued status	-	(1.5)	-
Balance, end of year	$240.6	$240.5	$232.0

Additional Paid-in Capital:
Balance, beginning of year	$405.0	$344.4	$319.5
Dividend reinvestment plan	.8	.9	1.0
Exercise of stock options	.4	2.0	13.0
Issuance of shares	-	73.1	-
Stock option compensation	4.9	11.2	10.8
ESSOP shares released	1.1	-	-
Treasury stock restored to unissued status	-	(26.8)	-
Balance, end of year	$412.4	$405.0	$344.4

Retained Earnings:
Balance, beginning of year	$3,186.5	$3,900.1	$3,773.9
Net income (loss)	(99.1)	(558.3)	272.4
Dividends on common stock: cash	(160.0)	(155.2)	(145.4)
Effects of changing pension plan measurement date,
net of tax	-	-	(.8)
Balance, end of year	$2,927.3	$3,186.5	$3,900.1

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$(41.7)	$93.3	$44.6
Foreign currency translation adjustments	18.9	(27.1)	20.7
Net unrealized gains (losses) on securities, net of tax	376.1	(78.1)	12.4
Net adjustment related to defined benefit pension plans,
net of tax	.3	(29.8)	15.3
Balance, end of year	$353.7	$(41.7)	$93.3

Unallocated ESSOP Shares:
Balance, beginning of year	$(50.0)	$-	$-
Unallocated ESSOP shares issued	-	(50.0)	-
ESSOP shares released	7.2	-	-
Balance, end of year	$(42.7)	$(50.0)	$-

Treasury Stock:
Balance, beginning of year	$-	$(28.3)	$-
Acquired during the year	-	-	(28.3)
Restored to unissued status	-	28.3	-
Balance, end of year	$-	$-	$(28.3)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows ($ in Millions)

		Years Ended December 31,
		2009	2008	2007
	Cash flows from operating activities:
	Net income (loss)	$(99.1)	$(558.3)	$272.4
	Adjustments to reconcile net income (loss) to
	net cash provided by operating activities:
	Deferred policy acquisition costs	18.0	20.3	21.2
	Premiums and other receivables	18.5	73.5	82.2
	Unpaid claims and related items	583.0	769.5	646.4
	Other policyholders’ benefits and funds	(77.0)	(36.5)	(1.3)
	Income taxes	(199.9)	(315.1)	(57.1)
	Prepaid federal income taxes	241.9	73.1	(68.1)
	Reinsurance balances and funds	(32.9)	(7.0)	(29.3)
	Realized investment (gains) losses	(6.3)	486.4	(70.3)
	Accounts payable, accrued expenses and other	87.0	59.6	66.5
	Total	532.9	565.6	862.5

	Cash flows from investing activities:
	Fixed maturity securities:
	Maturities and early calls	1,047.6	853.3	692.0
	Sales	153.9	94.2	120.9
	Sales of:
	Equity securities	24.9	90.0	393.3
	Other – net	5.6	44.2	15.5
	Purchases of:
	Fixed maturity securities	(1,727.4)	(1,124.6)	(1,257.8)
	Equity securities	-	(111.2)	(604.6)
	Other – net	(19.6)	(30.9)	(30.4)
	Purchase of a business	(3.5)	(4.3)	(4.4)
	Net decrease (increase) in short-term investments	62.3	(427.2)	32.4
	Other-net	(8.4)	9.1	-
	Total	(464.5)	(607.3)	(643.0)

	Cash flows from financing activities:
	Issuance of debentures and notes	576.2	280.0	121.3
	Issuance of common shares	1.4	86.1	15.0
	Redemption of debentures and notes	(472.8)	(110.9)	(201.6)
	Issuance of unallocated ESSOP shares	-	(50.0)	-
	Dividends on common shares	(160.0)	(155.2)	(145.4)
	Purchase of treasury shares	-	-	(28.3)
	Other-net	-	1.6	1.8
	Total	(55.1)	51.5	(237.1)

	Increase (decrease) in cash:	13.3	9.9	(17.6)
	Cash, beginning of year	63.9	54.0	71.6
	Cash, end of year	$77.3	$63.9	$54.0

	Supplemental cash flow information:
Cash paid during the period for:	Interest	$19.1	$3.8	$7.1
	Income taxes	$24.3	$53.8	$162.5

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

(a) Accounting Principles - The Company’s insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries maintain their accounts in conformity with accounting practices permitted by various states’ insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices. The statutory accounting requirements vary from the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) of accounting principles generally accepted in the United States of America (“GAAP”) in the following major respects: (1) the costs of selling insurance policies are charged to operations immediately, while the related premiums are taken into income over the terms of the policies; (2) investments in fixed maturity securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value; (3) certain assets classified as “non-admitted assets” are excluded from the balance sheet through a direct charge to earned surplus; (4) changes in allowed deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement; (5) mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus whereas, GAAP does not allow provisions for future catastrophic losses; (6) title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year’s premiums written; (7) certain required formula-derived reserves for general insurance in particular are established for claim reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus; and (8) surplus notes are classified as equity. In consolidating the statutory financial statements of its insurance subsidiaries, the Company has therefore made necessary adjustments to conform their accounts with GAAP. The following table reflects a summary of all such adjustments:

	Shareholders’ Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2009	2008	2009	2008	2007
Statutory totals of insurance
company subsidiaries:
General	$2,383.2	$2,112.4	$203.9	$(63.9)	$329.2
Mortgage Guaranty	332.0	194.3	(474.8)	(595.6)	(99.6)
Title	183.7	156.4	(9.7)	(9.4)	21.5
Life & Health	68.8	58.3	5.9	3.0	7.2
Sub-total	2,967.7	2,521.4	(274.7)	(665.9)	258.3
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	269.8	215.0	(24.6)	(148.1)	(32.3)
Unadjusted totals	3,237.7	2,736.4	(299.2)	(814.2)	226.1

Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	200.9	218.5	(19.5)	(19.7)	(21.4)
Fair value of fixed maturity securities	424.3	34.9	-	-	-
Non-admitted assets	56.5	47.6	-	-	-
Deferred income taxes	(292.3)	(273.9)	216.3	256.4	63.7
Mortgage contingency reserves	392.9	867.8	-	-	-
Title unearned premiums	339.0	336.1	2.9	(20.0)	(6.8)
Loss reserves	(242.6)	(243.0)	.5	11.1	10.6
Surplus notes	(315.0)	(55.0)	-	-	-
Sundry adjustments	89.5	70.9	(.4)	28.1	.2
Total adjustments	653.6	1,003.7	200.0	256.1	46.4
Consolidated GAAP totals	$3,891.4	$3,740.3	$(99.1)	$(558.3)	$272.4

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

(d) Investments - The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2009 and 2008, substantially all the Company's invested assets were classified as “available for sale.”

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered other-than-temporarily-impaired. In the event the Company’s estimate of other-than- temporary impairments is insufficient at any point in time, future periods’ net income would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses. The Company recognized $9.5 and $482.3 of other-than-temporary impairments of investments for the years ended December 31, 2009 and 2008, respectively, while recognizing no other-than-temporary impairments for the year ended December 31, 2007.

During 2009, the Company adopted new accounting pronouncements that provide additional technical guidance to the application of fair value measurements, and modify the recognition and presentation requirements of OTTI adjustments relating to debt securities. The necessary effects of these pronouncements have been reflected in this report.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities:
December 31, 2009:
U.S. & Canadian Governments	$937.4	$39.6	$3.0	$974.0
Tax-exempt	2,209.3	135.0	.3	2,344.0
Corporate	4,749.4	273.2	14.0	5,008.7
	$7,896.2	$448.0	$17.4	$8,326.8

December 31, 2008:
U.S. & Canadian Governments	$631.6	$62.8	$-	$694.4
Tax-exempt	2,290.0	77.2	1.5	2,365.7
Corporate	4,463.5	56.6	173.3	4,346.7
	$7,385.2	$196.8	$175.0	$7,406.9

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Fixed Maturity Securities:
Due in one year or less	$731.6	$745.0
Due after one year through five years	4,345.2	4,570.9
Due after five years through ten years	2,758.6	2,951.1
Due after ten years	60.7	59.7
	$7,896.2	$8,326.8

Bonds and other investments with a statutory carrying value of $392.3 as of December 31, 2009 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

A summary of the Company's equity securities reflecting reported cost, net of other-than-temporary impairment adjustments of $317.3 and $355.8 at December 31, 2009 and 2008, respectively, follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2009	$357.5	$159.0	$13.7	$502.9

December 31, 2008	$373.3	$49.6	$72.7	$350.3

The following table reflects the Company’s gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing closing market price comparisons with an issuer’s adjusted cost at December 31, 2009 and 2008:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:
Fixed Maturity Securities:
U.S. & Canadian Governments	$307.1	$3.0	$-	$-	$307.1	$3.0
Tax-exempt	13.9	.2	3.1	-	17.1	.3
Corporates	302.5	5.1	139.3	8.9	441.8	14.0
Subtotal	623.6	8.4	142.5	8.9	766.1	17.4
Equity Securities	1.2	.2	99.5	13.4	100.8	13.7
Total	$624.9	$8.6	$242.1	$22.4	$867.0	$31.1

December 31, 2008:
Fixed Maturity Securities:
U.S. & Canadian Governments	$1.0	$-	$-	$-	$1.0	$-
Tax-exempt	60.8	1.4	7.7	-	68.5	1.5
Corporates	1,981.4	112.4	504.3	61.0	2,485.8	173.4
Subtotal	2,043.2	113.9	512.1	61.1	2,555.4	175.0
Equity Securities	247.8	72.7	-	-	247.9	72.7
Total	$2,291.1	$186.5	$512.1	$61.2	$2,803.3	$247.7

At December 31, 2009, the Company held 155 fixed maturity and 5 equity securities in an unrealized loss position, representing 7.5% as to fixed maturities and 31.3% as to equity securities of the total number of such issues held by the Company. Of the 155 fixed maturity securities, 35 had been in a continuous unrealized loss position for greater than 12 months. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairment, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures. The Company has not sold nor does it expect to sell investments for purposes of generating cash to pay claim or expense obligations.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value (“NAV”) mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and common stocks. During 2009, the Company transferred a security initially classified as Level 3 as of December 31, 2008 to Level 1 due to the completion of an initial public offering of the security during 2009. There were no other significant changes in the fair value of assets measured with the use of significant unobservable inputs during the year ended December 31, 2009.

The following table shows a summary of assets measured at fair value segregated among the various input levels described above:

	Fair value measurements as of December 31, 2009:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities	$341.4	$7,964.8	$20.5	$8,326.8
Equity securities	502.5	.1	.2	502.9
Short-term investments	$820.8	$-	$5.9	$826.7

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders’ equity. At December 31, 2009, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

	Years Ended December 31,
	2009	2008	2007
Investment income from:
Fixed maturity securities	$368.6	$345.2	$332.9
Equity securities	7.4	13.3	16.1
Short-term investments	5.4	16.5	28.2
Other sources	4.9	5.6	6.4
Gross investment income	386.5	380.8	383.8
Investment expenses (a)	3.0	3.4	3.8
Net investment income	$383.5	$377.3	$379.9

Realized gains (losses) on:
Fixed maturity securities:
Gains	$4.4	$4.6	$2.4
Losses	(1.7)	(41.2)	(.2)
Net	2.6	(36.5)	2.2

Equity securities & other long-term investments	3.7	(449.8)	68.1
Total	6.3	(486.4)	70.3
Income taxes (credits)(b)	(51.7)	(116.1)	24.6
Net realized gains (losses)	$58.1	$(370.2)	$45.7
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$408.0	$(49.7)	$112.1
Less: Deferred income taxes (credits)	142.7	(17.5)	39.2
Net changes in unrealized investment gains (losses)	$265.2	$(32.1)	$72.9

Equity securities & other long-term investments	$170.6	$(70.6)	$(93.0)
Less: Deferred income taxes (credits)	59.6	(24.6)	(32.5)
Net changes in unrealized investment gains (losses)	$110.9	$(45.9)	$(60.5)

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.1, $.6 and $1.1 for the years ended December 31, 2009, 2008 and 2007, respectively.

(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

(e) Revenue Recognition - Pursuant to GAAP applicable to the insurance industry, revenues are recognized as follows:

Substantially all general insurance premiums are reflected in income on a pro-rata basis in association with the related benefits, claims, and expenses. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations.

The Company’s mortgage guaranty premiums stem principally from monthly installment policies. Substantially all such premiums are generally written and earned in the month coverage is effective. Recognition of normal or catastrophic claim costs, however, occurs only upon an instance of default, defined as an insured mortgage loan that has missed two or more consecutive monthly payments. Accordingly, there is a risk that the GAAP revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and most significantly, future catastrophic loss occurrences which are not permitted to be currently reserved for. As a result, mortgage guaranty GAAP earnings for any individual year or series of years may be materially adversely affected, particularly by cyclical catastrophic loss events such as the mortgage insurance industry has experienced since mid year 2007. Reported GAAP earnings and financial condition form, in part, the basis for significant judgments and strategic evaluations made by management, analysts, investors, and other users of the financial statements issued by mortgage guaranty companies. The risk exists that such judgments and evaluations are at least partially based on GAAP financial information that does not match revenues and expenses and is not reflective of the long-term normal and catastrophic risk exposures assumed by mortgage guaranty insurers at any point in time.

During 2009’s third quarter, Old Republic’s Mortgage Guaranty Group entered into reinsurance termination agreements (“commutations”) with four lender-owned captive reinsurers.  As part of the transactions, the Company received reinsurance premiums of $82.5 to cover losses expected to occur after the contract termination date.  Under GAAP, these reinsurance commutations have been treated as the termination of risk transfer reinsurance arrangements rather than transactions in which the Company takes on new or additional insurance risk.  As a result of this GAAP characterization, the premiums received have been booked as current income rather than being deferred and subsequently recognized in the future periods during which the related risk will exist and expected claims will occur.  The Company estimates that substantially all of these premiums will likely be absorbed by related claim costs thus negating the current appearance of a gain from the transactions.  The up front recognition of the $82.5 of premiums also has the effect of portraying an increase in the Mortgage Guaranty Group’s 2009 net premiums earned of 8.8%, whereas their exclusion through deferral to future at risk periods would have shown an  actual 4.1% decline. As a further consequence of this GAAP premium recognition methodology, the Mortgage Guaranty Group’s 2009 loss ratio dropped from 199.6% to 176.0%, and their 2009 pretax operating loss was reduced from $562.7 to $486.4. Excluding these premium recognition effects, quarterly claim ratios throughout 2009 averaged 199.7% versus a comparable average of 199.3% for 2008 and 115.2% for 2007.

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 39% of 2009 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 61% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The following table summarizes deferred policy acquisition costs and related data for the years shown:

	Years Ended December 31,
	2009	2008	2007
Deferred, beginning of year	$222.8	$246.5	$264.9
Acquisition costs deferred:
Commissions – net of reinsurance	153.4	165.0	210.6
Premium taxes	74.5	80.8	78.5
Salaries and other marketing expenses	91.8	88.3	94.7
Sub-total	319.8	334.2	384.1
Amortization charged to income	(335.7)	(357.8)	(402.5)
Change for the year	(15.9)	(23.6)	(18.4)
Deferred, end of year	$206.9	$222.8	$246.5

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2009 and 2008, unearned premiums consisted of the following:

	December 31,
	2009	2008
General Insurance Group	$962.7	$1,022.0
Mortgage Guaranty Group	75.4	90.2
Total	$1,038.1	$1,112.3

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment (“A&E”) claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries’ net retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2009, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2009 and 2008, Old Republic’s aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $172.8 and $172.4 gross, respectively, and $136.9 and $145.0 net of reinsurance, respectively. Old Republic’s average five year survival ratios stood at 8.4 years (gross) and 11.5 years (net of reinsurance) as of December 31, 2009 and 7.3 years (gross) and 9.9 years (net of reinsurance) as of December 31, 2008. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

Mortgage guaranty insurance reserves for unpaid claims and claim adjustment expenses are recognized only upon an instance of default, defined as an insured mortgage loan that has missed two or more consecutive monthly payments. Loss reserves are therefore based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported (“IBNR”). Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions. Historically coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with terms of the master policy have not been material; however, they have increased significantly since early 2008.

Title insurance and related escrow services loss and loss adjustment expense reserves are established as point estimates to cover the projected settlement costs of known as well as IBNR losses related to premium and escrow service revenues of each reporting period. Reserves for known claims are based on an assessment of the facts available to the Company during the settlement process. The point estimates covering all claim reserves take into account IBNR claims based on past experience and evaluations of such variables as changing trends in the types of policies issued, changes in real estate markets and interest rate environments, and changing levels of loan refinancing, all of which can have a bearing on the emergence, frequency, and ultimate cost of claims.

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

The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the years shown:

Years Ended December 31:	2009	2008	2007
Gross reserves at beginning of year	$7,241.3	$6,231.1	$5,534.7
Less: reinsurance losses recoverable	2,227.0	1,984.7	1,936.6
Net reserves at beginning of year:
General Insurance	3,326.9	3,279.7	3,022.8
Mortgage Guaranty	1,382.6	644.9	249.6
Title Insurance	282.4	296.9	304.1
Other	22.2	24.7	21.6
Sub-total	5,014.2	4,246.3	3,598.0
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,409.2	1,520.1	1,562.8
Mortgage Guaranty	1,284.0	1,199.5	551.3
Title Insurance	63.6	46.3	72.3
Other	36.4	41.9	37.8
Sub-total	2,793.3	2,807.8	2,224.2
Change in provision for insured events of prior years:
General Insurance	(56.8)	(83.0)	(110.6)
Mortgage Guaranty (a)	(149.9)	(18.7)	64.4
Title Insurance	6.7	(0.6)	(16.3)
Other	(1.3)	(3.8)	(3.6)
Sub-total	(201.3)	(106.1)	(66.1)
Total incurred claims and claim adjustment expenses (a)	2,592.0	2,701.6	2,158.1
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	498.6	549.0	518.7
Mortgage Guaranty (a)	7.8	59.8	29.6
Title Insurance	7.1	5.4	7.5
Other	25.8	30.3	23.9
Sub-total	539.3	644.5	579.7
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	846.4	840.8	676.3
Mortgage Guaranty (a)	543.5	383.2	190.8
Title Insurance	68.5	54.8	55.8
Other	9.9	10.2	7.1
Sub-total	1,468.3	1,289.0	930.0
Total payments	2,007.7	1,933.5	1,509.8
Amount of reserves for unpaid claims and claim adjustment
expenses at the end of each year, net of reinsurance
losses recoverable: (b)
General Insurance	3,334.3	3,326.9	3,279.7
Mortgage Guaranty	1,965.4	1,382.6	644.9
Title Insurance	277.1	282.4	296.9
Other	21.5	22.2	24.7
Sub-total	5,598.5	5,014.2	4,246.3
Reinsurance losses recoverable	2,316.5	2,227.0	1,984.7
Gross reserves at end of year	$7,915.0	$7,241.3	$6,231.1

(a)
In common with all other insurance lines, mortgage guaranty paid and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. Claims not paid by virtue of coverage rescissions and claims denials amounted to $719.5, $211.0, and $36.4 for 2009, 2008, and 2007, respectively.  In a similar vein, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reseves shown in the following table and entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denial sof $881.9 in 2009, $830.5 in 2008, and non in 2007. The significant decline of $149.9 in 2009 for prior years' mortage guaranty incurred claim provisions results mostly from greater than anticipated coverage rescissions and claims denials.

	2009	2008	2007
Reserve increase (decrease):
General Insurance	$7.4	$47.2	$256.9
Mortgage Guaranty	582.8	737.7	395.3
Title Insurance	(5.3)	(14.5)	(7.2)
Other	(.7)	(2.5)	3.1
Total	$584.3	$768.0	$648.3

(b)	Year end IBNR reserves carried in each segment were as follows:

	2009	2008	2007
General Insurance	$1,621.6	$1,583.8	$1,539.0
Mortgage Guaranty	39.7	33.0	20.8
Title Insurance	191.3	200.7	223.4
Other	9.4	9.0	11.8
Total	$1,862.0	$1,826.5	$1,795.0

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced average favorable annual developments of 2.8%. The Company believes that the factors most responsible, in varying and continually changing degrees, for such redundancies or deficiencies included differences in originally estimated salvage and subrogation recoveries, in sales and prices of homes that can impact claim costs upon the sale of foreclosed properties, by changes in regional or local economic conditions and employment levels, by greater numbers of coverage rescissions and claims denials due to material misrepresentations in key underwriting infromation or non-compliance with prescribed underwriting guidelines, by the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, by lower than expected frequencies of claims incurred but not reported, by the effect of reserve discounts applicable to workers’ compensation claims, by higher than expected severity of litigated claims in particular, by governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, by greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and by higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

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

	Years Ended December 31,
	2009	2008	2007
Statutory tax rate (credit)	(35.0)%	(35.0)%	35.0%
Tax rate increases (decreases):
Tax-exempt interest	(9.0)	(3.1)	(6.7)
Dividends received exclusion	(.6)	(.4)	(.9)
Valuation allowance (see below)	(19.8)	6.6	-
Other items - net	.6	.1	.6
Effective tax rate (credit)	(63.8)%	(31.8)%	28.0%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

	December 31,
	2009	2008	2007
Deferred Tax Assets:
Losses, claims, and settlement expenses	$209.1	$200.7	$207.6
Pension and deferred compensation plans	47.7	46.5	27.9
Impairment losses on investments	127.6	124.5	-
Other timing differences	12.7	16.2	6.9
Total deferred tax assets before valuation allowance	397.1	388.1	242.5
Valuation allowance on impaired assets	-	(54.0)	-
Total deferred tax assets	397.1	334.1	242.5
Deferred Tax Liabilities:
Unearned premium reserves	27.8	23.3	23.4
Deferred policy acquisition costs	67.2	73.5	80.2
Mortgage guaranty insurers' contingency reserves	136.1	301.1	501.3
Fixed maturity securities adjusted to cost	6.0	7.2	9.3
Net unrealized investment gains	202.5	1.1	41.3
Title plants and records	5.0	5.0	4.4
Total deferred tax liabilities	444.6	411.4	660.3
Net deferred tax liabilities	$47.5	$77.3	$417.7

A valuation allowance of $54.0 was established against a deferred tax asset related to the Company’s realized losses on investments at December 31, 2008. As of December 31, 2009, this valuation allowance was eliminated following an increase in the fair value of the Company’s investment portfolio. In valuing the deferred tax asset, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities and the impact of available carryback and carryforward periods. Based on these considerations, the Company believes that it is more likely than not that it will realize the benefits of the deferred tax assets related to realized investment losses, as of December 31, 2009.

Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The tax benefits obtained from such deductions must, however, be invested in a special type of non-interest bearing U.S. Treasury Tax and Loss Bonds which aggregated $221.4 at December 31, 2009. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. During 2009, the Company released net contingency reserves of $797.1 and consequently, $79.6 of U.S. Treasury Tax and Loss Bonds were redeemed in 2009 and $179.9 are to be redeemed during the first quarter of 2010. In addition, $262.7 of U.S. Treasury Tax and Loss Bonds were redeemed in 2009 relating to contingency reserve releases recorded in 2008.

In 2007, the Company adopted an accounting pronouncement which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company’s statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. Examinations of the Company’s consolidated Federal income tax returns through year-end 2006 have been completed and no significant adjustments have resulted.

(k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $15.2, $17.9, and $18.3 in 2009, 2008, and 2007, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(m) Goodwill and Intangible Assets - Goodwill resulting from business combinations is no longer amortizable against operations but must be tested annually for possible impairment of its continued value ($167.8 and $161.4 at December 31, 2009 and 2008, respectively). No impairment charges were required for any period presented.

(n) Employee Benefit Plans - The Company has three pension plans covering a portion of its work force. The three plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan) and the Old Republic National Title Group Pension Plan (the Title Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. These plans have been closed to new participants since December 31, 2004. Prior to 2007, the dates used to determine pension measurements were December 31 for the Old Republic Plan and the Bituminous Plan, and September 30 for the Title Plan. Effective December 31, 2007, the Company adopted an accounting pronouncement which required the Company to measure the funded status of its plans as of the end of the fiscal year. Consequently, the Title Plan changed its measurement date to December 31. The change in measurement date did not have a material impact on the consolidated financial statements.

Authoritative guidance governing pension accounting requires that the funded status of pension and other postretirement plans be recognized in the consolidated balance sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligations on a plan-by-plan basis. The funded status of an overfunded benefit plan is recognized as a net pension asset while the funded status for underfunded benefit plans is recognized as a net pension liability; offsetting entries are reflected as a component of shareholders’ equity in accumulated other comprehensive income, net of deferred taxes. Changes in the funded status of the plans are recognized in the period in which they occur.

The changes in the projected benefit obligation are as follows:
	Years Ended December 31,
	2009	2008	2007

Projected benefit obligation at beginning of year	$263.1	$242.0	$250.1
Increases (decreases) during the year attributable to:
Service cost	7.9	7.9	9.6
Interest cost	15.9	15.3	15.2
Actuarial (gains) losses	8.0	8.6	(22.6)
Benefits paid	(10.3)	(10.8)	(10.4)
Change in plan provision	1.2	-	-
Net increase (decrease) for the year	22.7	21.0	(8.1)
Projected benefit obligation at end of year	$285.8	$263.1	$242.0

The changes in the fair value of net assets available for plan benefits are as follows:

	Years Ended December 31,
	2009	2008	2007
Fair value of net assets available for plan benefits
At beginning of the year	$193.0	$219.9	$210.5
Increases (decreases) during the year attributable to:
Actual return on plan assets	20.6	(20.1)	14.9
Sponsor contributions	5.8	4.0	5.0
Benefits paid	(10.3)	(10.8)	(10.4)
Administrative expenses	-	-	-
Net increase (decrease) for year	16.1	(26.9)	9.4
Fair value of net assets available for plan benefits
At end of the year	$209.1	$193.0	$219.9

The components of aggregate annual net periodic pension costs consisted of the following:

	Years Ended December 31,
	2009	2008	2007
Service cost	$7.9	$7.9	$8.7
Interest cost	15.9	15.3	14.1
Expected return on plan assets	(15.5)	(16.6)	(16.0)
Recognized loss	4.5	.7	3.2
Net cost	$12.8	$7.4	$9.9

The pretax amounts recognized in other comprehensive income consist of the following:

	Years Ended December 31,
	2009	2008	2007
Amounts arising during the period:
Net recognized gain (loss)	$(3.0)	$(45.3)	$20.1
Net prior service cost	(1.2)	-	-
Reclassification adjustment to components
of net periodic pension cost:
Net recognized loss	4.5	.7	3.2
Net prior service cost	-	-	-
Net pretax amount recognized	$.3	$(44.6)	$23.3

The amounts included in accumulated other comprehensive income that have not yet been recognized as components of net periodic pension cost consist of the following:

	As of December 31,
	2009	2008
Net recognized loss	$(72.9)	$(74.5)
Net prior service cost	(1.2)	-
Total	$(74.1)	$(74.5)

The amounts included in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost during 2010 consist of the following:
As of
December 31,
2009

Net recognized loss	$4.7
Net prior service cost	.1
Total	$4.8

The projected benefit obligations for the plans were determined using the following weighted-average assumptions:
	As of December 31,
	2009	2008
Settlement discount rates	5.98%	6.20%
Rates of compensation increase	4.25%	4.25%

The net periodic benefit cost for the plans were determined using the following weighted-average assumptions:

	As of December 31,
	2009	2008	2007
Settlement discount rates	6.20%	6.50%	5.75%
Rates of compensation increase	4.25%	4.25%	3.92%
Long-term rates of return on plans’ assets	7.84%	7.83%	7.83%

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

The accumulated benefit obligation for the plans was $256.5 and $234.8 for the 2009 and 2008 plan years taking into account the above measurement dates, respectively.

The following information is being provided for plans with projected benefit obligations in excess of plan assets:

	As of December 31,
	2009	2008
Projected benefit obligations	$285.8	$263.1
Fair value of plan assets	$209.1	$193.0

The following information is being provided for plans with accumulated benefit obligations in excess of plan assets:

	As of December 31,
	2009	2008
Projected benefit obligations	$285.8	$263.1
Accumulated benefit obligations	256.5	234.8
Fair value of plan assets	$209.1	$193.0

The benefits expected to be paid as of December 31, 2009 for the next 10 years are as follows: 2010: $12.6; 2011: $13.1; 2012: $14.1; 2013: $15.1; 2014: $16.4 and for the five years after 2014: $100.2.

The Companies made cash contributions of $5.8 to their pension plans in 2009 and expect to make cash contributions of approximately $1.8 in calendar year 2010.

The investment policy of the Plans is to consider the matching of assets and liabilities, appropriate risk aversion, liquidity needs, the preservation of capital, and the attainment of modest growth. The weighted-average asset allocations of the Plans are as follows:

	As of December 31,		Investment Policy Asset
	2009	2008	Allocation % Range Target
Equity securities:
Common shares of Company stock	11.0%	14.1%
Other	45.1	41.6
Sub-total	56.1	55.7	30% to 70%
Fixed maturity securities	35.7	37.0	30% to 70%
Other	8.2	7.3	1% to 20%
Total	100.0%	100.0%

Effective December 31, 2009, the Company adopted accounting guidance which required additional disclosures about Plan assets. These disclosures require that Plan assets be presented by major category and be segregated among the various input levels required by the fair value hierarchy described in Note 1(d).

The Plans use quoted values and other data provided by the respective investment custodians as inputs for determining fair value of debt and equity securities. The custodians obtain market quotations and actual transaction prices for securities that have quoted prices in active markets using its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the investment custodian uses observable inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. Short-term investments are valued at cost which approximates fair value.

The following table presents a summary of the Plans’ assets segregated among the various input levels described in Note 1(d).

	Fair value measurements as of December 31, 2009:
	Level 1	Level 2	Level 3	Total
Equity maturity securities:
Common shares of Company stock	$22.9	$-	$-	$22.9
Other	80.3	14.0	-	94.4
Sub-total	103.2	14.0	-	117.3
Fixed maturity securities	-	74.6	-	74.6
Other	4.9	3.2	9.0	17.1
Total	$108.2	$91.8	$9.0	$209.1

Level 1 assets include publicly traded common stocks, mutual funds and most short-term investments. Level 2 assets generally include corporate and government agency bonds and a limited partnership investment. Level 3 assets primarily consist of an immediate participation guaranteed fund. There were no significant changes in the fair value of the guaranteed fund during the year ended December 31, 2009.

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

	Years Ended December 31,
	2009	2008	2007
Employees Savings and Stock Ownership Plan	$5.4	$2.4	$2.5
Other profit sharing plans	5.9	6.3	5.1
Cash and deferred incentive compensation	$16.0	$16.4	$24.2

The Company sponsors an Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. Current Company contributions are directed to the open market purchase of its shares. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. As of December 31, 2009, there were 15,446,633 Old Republic common shares owned by the ESSOP, of which 10,252,837 were allocated to employees’ account balances. There are no repurchase obligations in existence. See Note 3(b).

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($428.1 and $498.6 at December 31, 2009 and 2008, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

(p) Earnings Per Share - Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares actually outstanding for the year. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. The following table provides a reconciliation of net income (loss) and number of shares used in basic and diluted earnings per share calculations.

		Years Ended December 31,
		2009	2008	2007
	Numerator:
	Net Income (loss)	$(99.1)	$(558.3)	$272.4
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	(99.1)	(558.3)	272.4
	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$(99.1)	$(558.3)	$272.4

	Denominator:
	Denominator for basic earnings per share -
	weighted-average shares (a)(b)	235,657,425	231,484,083	231,370,242
	Effect of dilutive securities - stock options	-	-	1,542,486
	Effect of dilutive securities - convertible senior notes	-	-	-
	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)(b)	235,657,425	231,484,083	232,912,728
Earnings per share:	Basic	$(.42)	$(2.41)	$1.18
	Diluted	$(.42)	$(2.41)	$1.17

	Anti-dilutive outstanding stock option awards
	excluded from earning per share computations:
	Stock options	15,781,176	15,279,782	4,864,000
	Convertible senior notes	27,452,271	-	-
	Total	43,233,447	15,279,782	4,864,000

(a)	All per share statistics have been restated to reflect all stock dividends or splits declared through December 31, 2009.
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

(r) Stock Option Compensation - As periodically amended, the Company has had a stock option plan in effect for certain eligible key employees since 1978. Under the current plan, options awarded at the date of grant together with options previously issued and then-outstanding may not exceed 9% of the Company’s outstanding common stock at the end of the month immediately preceding an option grant. The exercise price of stock options is equal to the closing market price of the Company’s common stock on the date of grant, and the contractual life of the grant is generally ten years from the date of the grant. Options granted in 2001 and prior years may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant, and cumulatively, to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. Options granted in 2002 and thereafter may be exercised to the extent of 10% of the number of shares covered thereby as of December 31st of the year of the grant and, cumulatively, to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively. Options granted to employees who meet certain retirement eligibility provisions become fully vested upon retirement.

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

	2009	2008	2007
Stock based compensation expense	$4.9	$8.0	$10.5
Income tax benefit	$1.7	$2.8	$3.6

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

	2009	2008	2007
Expected volatility	.28	.21	.19
Expected dividends	7.74%	6.29%	3.56%
Expected term (in years)	7	7	7
Risk-free rate	2.56%	3.05%	4.43%

A summary of stock option activity under the plan as of December 31, 2009, 2008 and 2007, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	15,279,782	$17.81	14,570,577	$18.12	13,282,329	$17.26
Granted	989,250	10.48	1,505,000	12.94	2,329,000	21.78
Exercised	71,493	6.79	222,795	10.21	932,593	14.98
Forfeited and canceled	416,363	14.28	573,000	15.82	108,159	19.47
Outstanding at end of year	15,781,176	17.49	15,279,782	17.81	14,570,577	18.12

Exercisable at end of year	11,892,055	$17.77	10,311,431	$17.21	8,919,827	$16.38

Weighted average fair value of
options granted during the year (a)	$ 1.05	per share	$ 1.18	per share	$ 3.73	per share

(a) Based on the Black-Scholes option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2009 follows:

		Options Outstanding			Options Exercisable
			Weighted - Average			Weighted
	Year(s)	Number	Remaining			Average
	Of	Out-	Contractual	Exercise	Number	Exercise
Ranges of Exercise Prices	Grant	Standing	Life	Price	Exercisable	Price
$ 6.40 to $ 7.23	2000	333,509	0.25	$6.40	333,509	$6.40
$14.36	2001	1,178,308	1.25	14.36	1,168,613	14.36
$16.85	2002	1,456,094	2.25	16.85	1,456,094	16.85
$14.37	2003	1,462,442	3.25	14.37	1,462,442	14.37
$19.32 to $20.02	2004	2,239,749	4.25	19.33	2,239,749	19.33
$18.41 to $20.87	2005	1,913,549	5.25	18.44	1,913,549	18.44
$21.36 to $22.35	2006	2,431,475	6.25	22.00	1,754,056	21.99
$21.78 to $23.16	2007	2,274,175	7.25	21.78	1,090,026	21.78
$ 7.73 to $12.95	2008	1,504,000	8.25	12.94	375,230	12.94
$10.48	2009	987,875	9.25	10.48	98,785	10.48
Total		15,781,176		$17.49	11,892,055	$17.77

Pursuant to the Company’s self-imposed limits, the maximum number of options available for future issuance as of December 31, 2009, is 5,880,514 shares.

 As of December 31, 2009, there was $4.4 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2009	2008	2007
Cash received from stock option exercise	$.5	$2.2	$13.9
Intrinsic value of stock options exercised	.3	.9	5.1
Actual tax benefit realized for tax deductions from stock options exercised	$.1	$.3	$1.7

Note 2 - Debt – Consolidated debt of Old Republic and its subsidiaries is summarized below:

On April 29, 2009, the Company completed a public offering of $316.25 aggregate principal amount of Convertible Senior Notes. The notes bear interest at a rate of 8.0% per year, mature on May 15, 2012, and are convertible at any time prior to maturity by the holder into 86.8056 shares of common stock per one thousand dollar note.

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
8% Convertible Senior Notes due 2012	$316.2	$358.9	$-	$-
Commercial paper due within 180 days with an
average yield of - % and 2.65%, respectively	-	-	199.5	199.5
ESSOP debt with an average yield of 3.85%
and 5.41%, respectively, (Note 3(b))	27.9	27.9	29.5	29.5
Other miscellaneous debt	2.5	2.5	3.8	3.8
Total debt	$346.7	$389.4	$233.0	$233.0

The Company currently has access to the commercial paper market for up to $150.0.

Scheduled maturities of the above debt at December 31, 2009 are as follows: 2010: $3.6; 2011: $3.1; 2012: $319.0; 2013: $2.8; 2014: $3.0; 2015 and after: $15.0. During 2009, 2008 and 2007, $22.2, $3.8 and $6.8, respectively, of interest expense on debt was charged to consolidated operations.

Note 3 - Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 2009.

(a) Preferred Stock - The following table shows certain information pertaining to the Company's preferred shares issued and outstanding:

Convertible
Preferred Stock Series:	Series G(a)
Annual cumulative dividend rate per share	$ (a)
Conversion ratio of preferred into common shares	1 for .95
Conversion right begins	Anytime
Redemption and liquidation value per share	(a)
Redemption beginning in year	(a)
Total redemption value (millions)	(a)
Vote per share	one
Shares outstanding:
December 31, 2008	0
December 31, 2009	0

(a)
The Company has authorized up to 1,000,000 shares of Series G Convertible Preferred Stock for issuance pursuant to the Company's Stock Option Plan. Series G had been issued under the designation “G-2”. As of December 31, 2003, all Series “G-2” had been converted into shares of common stock. In 2001, the Company created a new designation, “G-3”, from which no shares have been issued as of December 31, 2009. Management believes this designation will be the source of possible future issuances of Series G stock. Except as otherwise stated, Series “G-2” and Series “G-3” are collectively referred to as Series “G”. Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 2009, the annual dividend rate for Series “G-3” would have been 34 cents per share. Each share of Series G is convertible at any time, after being held six months, into .95 shares of Common Stock. Unless previously converted, Series G shares may be redeemed at the Company's sole option five years after their issuance.

(b) Common Stock - At December 31, 2009, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class “B” common stock authorized, though none were issued or outstanding. Class “B” common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. In August 2008, the Company cancelled 1,566,100 common shares previously reported as treasury stock and restored them to unissued status; this had no effect on total shareholders’ equity or the financial position of the Company.

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

(c) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year end 2009 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2010 without the prior approval of appropriate regulatory authorities is approximately $295.6. Dividends declared during 2009, 2008 and 2007, to the Company by its subsidiaries amounted to $181.5, $191.2 and $175.8, respectively.

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

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $4.1 for workers' compensation; $2.6 for commercial auto liability; $2.6 for general liability; $8.0 for executive protection (directors & officers and errors & omissions); $2.0 for aviation; and $2.6 for property coverages. Roughly 34% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is approximately (in whole dollars) $38,500 per insured loan. Title insurance risk assumptions are currently limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0.

Since January 1, 2005, the Company has had maximum reinsurance coverage of up to $200.0 for its workers’ compensation exposures. Pursuant to regulatory requirements, however, all workers’ compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers’ compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company’s knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company. Such aggregation of losses could occur in the event of a catastrophe such as an earthquake that could lead to the death or injury of a large number of employees concentrated in a single facility such as a high rise building.

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the “TRIA”) was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the “TRIREA”). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “TRIPRA”), a seven year extension through December 2014. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of “property and casualty insurance” to exclude commercial automobile, burglary and theft, surety, professional liability and farm owner’s multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it does include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program’s protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses of $100 billion in the aggregate during any one year. Once the program trigger is met, the program will pay 85% of an insurer’s terrorism losses that exceed an individual insurer’s deductible. The insurer’s deductible is 20% of direct earned premium on property and casualty insurance. Insurers may reinsure that portion of the risk they retain under the program. Effective January 1, 2008, the Company reinsured limits of $198.0 excess of $2.0 for claims arising from certain acts of terrorism for casualty clash coverage and catastrophe workers’ compensation liability insurance coverage.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances as are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds’ high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $28.2 as of both December 31, 2009 and 2008 are included in the Company’s net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2009, the Company’s General Insurance Group’s ten largest reinsurers represented approximately 59% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Munich Reinsurance America, Inc. the largest reinsurer representing 28.3% of the total recoverable balance. Of the balance due from these ten reinsurers, 83.9% was recoverable from A or better rated reinsurance companies, 11.5% from industry-wide insurance assigned risk pools, and 4.6% from captive reinsurance companies. The Mortgage Guaranty

Group’s total claims exposure to its largest reinsurer, Balboa Reinsurance Company, was $133.2 million, which represented 5.6% of total consolidated reinsured liabilities, as of December 31, 2009.

The following information relates to reinsurance and related data for the General Insurance and Mortgage Guaranty Groups for the three years ended December 31, 2009. Reinsurance transactions of the Title Insurance Group and small life and health insurance operation are not material.

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

		Years Ended December 31,
		2009	2008	2007
General Insurance Group
Written premiums:	Direct	$2,380.7	$2,655.7	$2,685.2
	Assumed	10.4	15.2	61.5
	Ceded	$670.7	$704.2	$634.7

Earned premiums:	Direct	$2,432.1	$2,702.0	$2,644.7
	Assumed	16.3	29.1	173.4
	Ceded	$666.0	$741.8	$663.0
Claims ceded		$433.0	$451.8	$366.2

Mortgage Guaranty Group
Written premiums:	Direct	$634.0	$708.6	$637.9
	Assumed	-	-	-
	Ceded	$4.0	$106.5	$95.1

Earned premiums:	Direct	$648.6	$698.4	$612.7
	Assumed	.2	.3	.4
	Ceded	$4.3	$106.3	$94.9
Claims ceded		$173.7	$199.4	$1.9

Insurance in force as of December 31:
	Direct	$108,884.9	$128,267.5	$124,738.4
	Assumed	895.0	1,435.1	1,737.1
	Ceded	$2,933.9	$7,425.2	$7,419.7

(b) Leases - Some of the Company's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $43.1, $42.6 and $42.5 in 2009, 2008 and 2007, respectively. These expenses relate primarily to building leases of the Company. A number of the Company’s subsidiaries also lease other equipment for use in their businesses. At December 31, 2009, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2010: $38.7; 2011: $31.1; 2012: $23.8; 2013: $18.6; 2014: $13.9; 2015 and after: $41.8.

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

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance, non-insurance, and ESSOP affiliates. At December 31, 2009, the aggregate principal amount of such guaranties was $160.6.

(d) Legal Proceedings – Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings which may prove to be material to the Company or a subsidiary are discussed below.

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state and federal courts in Connecticut, New Jersey, Ohio, Pennsylvania and Texas. The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The suits in Pennsylvania and Texas also allege violations of the federal Real Estate Settlement Procedures Act (“RESPA”). Substantially similar lawsuits are also pending against other unaffiliated title insurance companies in these and other states as well, and additional lawsuits based upon similar allegations could be filed against ORNTIC in the future. Classes have been certified in the New Jersey and Pennsylvania actions. Settlement agreements have been reached in the Connecticut and New Jersey actions and are not expected to cost ORNTIC more than $2.9 and $2.2, respectively, including attorneys fees and administrative costs.

Since early February 2008, some 80 purported consumer class action lawsuits have been filed against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. The suits are substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. A number of them have been dismissed and others consolidated. Approximately 57 remain nationwide. ORNTIC is currently among the named defendants in 35 of these actions in 5 states; its affiliate, American Guaranty Title Insurance Company is a named defendant in 10 of the consolidated actions in 1 state; and the Company is a named defendant in 8 of the actions in 1 state. No class has yet been certified in any of these suits against the Company and ORNTIC, and none of the actions against them allege RESPA violations.

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

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc. (“Old Republic”) filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. (“Countrywide”) and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois seeking a declaratory judgment to rescind or terminate various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account. In February of 2009 Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic has relied upon to deny or rescind coverage for individual defaulted loans under those policies. To date, Old Republic has rescinded or denied coverage on more than 11,500 defaulted loans, based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications.

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

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2009 is presented below. In management's opinion, however, that quarterly operating data for insurance enterprises such as the Company is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The data below should be read in conjunction with the “Management Analysis of Financial Position and Results of Operations”.

In management’s opinion, all adjustments consisting of normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the data which follows.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter(*)	Quarter
Year Ended December 31, 2009:
Operating Summary:
Net premiums, fees, and other income	$785.0	$818.4	$944.4	$865.6
Net investment income and realized gains (losses)	93.4	94.0	95.8	106.4
Total revenues	878.5	912.6	1,040.2	972.2
Benefits, claims, and expenses	971.3	998.3	1,069.4	1,038.2
Net income (loss)	$(53.9)	$(15.8)	$7.4	$(36.7)
Net income (loss) per share: Basic	$(.23)	$(.07)	$.03	$(.15)
Diluted	$(.23)	$(.07)	$.03	$(.15)

Average shares outstanding:
Basic	235,259,226	235,562,774	235,761,056	235,913,036
Diluted	235,259,226	235,562,774	235,878,936	235,913,036

(*) Third quarter results reflect the impact of the accounting treatment for certain reinsurance commutations. Refer to further discussion at Note 1(e).
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2008:
Operating Summary:
Net premiums, fees, and other income	$855.4	$844.1	$842.4	$804.6
Net investment income and realized gains (losses)	96.1	(337.4)	100.5	31.5
Total revenues	951.6	506.9	943.1	836.1
Benefits, claims, and expenses	991.3	1,024.9	1,016.5	1,024.1
Net income	$(19.0)	$(364.7)	$(48.0)	$(126.5)
Net income per share: Basic	$(.08)	$(1.58)	$(.21)	$(.54)
Diluted	$(.08)	$(1.58)	$(.21)	$(.54)

Average shares outstanding:
Basic	230,495,852	230,702,352	230,735,600	233,763,723
Diluted	230,495,852	230,702,352	230,735,600	233,763,723

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

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Commercial automobile (principally trucking) insurance is the largest type of coverage underwritten by the General Insurance Group, accounting for 29.8% of the Group’s direct premiums written in 2009. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including workers’ compensation, general liability, loan credit indemnity, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

Private mortgage insurance produced by the Mortgage Guaranty Group protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home’s purchase price. The Mortgage Guaranty Group insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. The Mortgage Guaranty segment’s ten largest customers were responsible for 47.6%, 50.4% and 49.5% of traditional primary new insurance written in 2009, 2008 and 2007, respectively. The largest single customer accounted for 12.8% of traditional primary new insurance written in 2009 compared to 15.6% and 9.8% in 2008 and 2007, respectively.

The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policy insures against losses arising out of defects, loans and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segment Reporting

	Years Ended December 31,
	2009	2008	2007
General Insurance:
Net premiums earned	$1,782.5	$1,989.3	$2,155.1
Net investment income and other income	270.1	266.6	282.9
Total revenues before realized gains or losses	$2,052.7	$2,255.9	$2,438.0
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$200.1	$294.3	$418.0
Income tax expense (credits) on above	$52.2	$82.7	$126.5
Segment assets - at year end	$9,920.8	$9,482.9	$9,769.9

Mortgage Guaranty(c):
Net premiums earned	$644.5	$592.5	$518.2
Net investment income and other income	101.6	97.5	90.1
Total revenues before realized gains or losses	$746.1	$690.0	$608.3
Income (loss) before taxes (credits) and
realized investment gains or losses(a)	$(486.4)	$(594.3)	$(110.4)
Income tax expense (credits) on above	$(175.5)	$(213.6)	$(44.0)
Segment assets - at year end	$3,233.4	$2,973.1	$2,523.8

Title Insurance:
Net premiums earned	$611.0	$463.1	$638.5
Title, escrow and other fees	277.4	192.9	212.1
Sub-total	888.4	656.1	850.7
Net investment income and other income	25.6	25.2	27.7
Total revenues before realized gains or losses	$914.1	$681.3	$878.5
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$2.1	$(46.3)	$(14.7)
Income tax expense (credits) on above	$(.4)	$(18.1)	$(6.4)
Segment assets - at year end	$852.8	$762.4	$770.4
Consolidated Revenues:
Total revenues of above Company segments	$3,712.9	$3,627.4	$3,925.0
Other sources (b)	138.1	132.1	131.4
Consolidated net realized investment gains (losses)	6.3	(486.4)	70.3
Consolidation elimination adjustments	(53.8)	(35.3)	(35.8)
Consolidated revenues	$3,803.6	$3,237.7	$4,091.0

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(284.0)	$(346.3)	$292.9
Other sources - net (b)	4.0	13.5	15.1
Consolidated net realized investment gains (losses)	6.3	(486.4)	70.3
Consolidated income (loss) before income taxes (credits)	$(273.6)	$(819.2)	$378.4

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(123.7)	$(148.9)	$75.9
Other sources - net (b)	.9	4.3	5.3
Income tax expense (credits) on
consolidated net realized investment gains (losses)	(51.7)	(116.1)	24.6
Consolidated income tax expense (credits)	$(174.4)	$(260.8)	$105.9

	December 31,
	2009	2008
Consolidated Assets:
Total assets for above Company segments	$14,007.0	$13,218.6
Other assets (b)	503.5	509.5
Consolidation elimination adjustments	(320.5)	(462.0)
Consolidated assets	$14,190.0	$13,266.0

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $17.9, $14.2, and $15.4 for the years ended December 31, 2009, 2008 and 2007, respectively; Mortgage - $7.2 for the year ended December 31, 2009; and Title - $5.5, $2.6, and $2.3 for the years ended December 31, 2009, 2008, and 2007, respectively.

(b)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.
(c)	2009 results reflect the impact of the accounting treatment for certain reinsurance commutations. Refer to further discussion at Note 1(e).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Old Republic International Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Old Republic International Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting under Item 9A of the 2009 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

                     /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February  26, 2010

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

Changes in Internal Control

During the three month period ended December 31, 2009, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009. Their report is shown on the preceding page in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 2, 2009.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2009, regarding the senior officers of the Company:

Name	Age	Position
Charles S. Boone	56	Senior Vice President - Investments and Treasurer since August, 2001.

James A. Kellogg	58	President and Chief Operating Officer since July, 2006 and President of Old Republic Insurance Company since October, 2002.

Spencer LeRoy, III	63	Senior Vice President, Secretary and General Counsel since 1992.

Karl W. Mueller	50	Senior Vice President and Chief Financial Officer since October, 2004.

Christopher S. Nard	46	Senior Vice President - Mortgage Guaranty since May, 2005. President and Chief Executive Officer of Republic Mortgage Insurance Companies since May, 2005.

R. Scott Rager	61	Senior Vice President - General Insurance and President and Chief Operating Officer of Old Republic General Insurance Companies since July, 2006.

Rande K. Yeager	61	Senior Vice President - Title Insurance since March, 2003; President and Chief Executive Officer of Old Republic Title Insurance Companies since March, 2002.

Aldo C. Zucaro	70	Chairman of the Board, Chief Executive Officer, and Director since 1993, 1990 and 1976, respectively.

The term of office of each officer of the Company expires on the date of the annual meeting of the board of directors, which is generally held in May of each year. There is no family relationship between any of the executive officers named above. Each of these named officers has been employed in senior capacities with the Company and/or its subsidiaries for the past five years. Mr. LeRoy has been determined by the Company to not be an executive officer under Rule 3-b7 of the Exchange Act.

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 28, 2010. A list of Directors appears on the “Signature” page of this report. Information about the Company’s directors is contained in the Company’s definitive proxy statement for the 2010 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under item 15. The Company has also posted the text of its code of ethics on its internet website at www.oldrepublic.com.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s proxy statement in connection with the Annual Meeting of Shareholders to be held on May 28, 2010, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled “General Information” and “Principal Holders of Securities” in the Company’s proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 28, 2010.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled “Procedures for the Approval of Related Person Transactions” and “The Board of Directors Responsibilities and Independence” contained in the Company’s Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 28, 2010, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the “Ratification of the Selection of an Independent Registered Public Accounting Firm” contained in the Company’s Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 28, 2010, which will be on file with the Commission.

PART IV

Item 15 - Exhibits

Documents filed as a part of this report:
1.  Financial statements: See Item 8, Index to Financial Statements.
2.  See exhibit index on page 96 of this report.
3.  Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):            Old Republic International Corporation

By	:	/s/ Aldo C. Zucaro	02/26/10
		Aldo C. Zucaro, Chairman of the Board,	Date
Chief Executive Officer and Director

By	:	/s/ Karl W. Mueller	02/26/10
		Karl W. Mueller, Senior Vice President	Date
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).

/s/ Harrington Bischof	/s/ Arnold L. Steiner
Harrington Bischof, Director*	Arnold L. Steiner, Director*
/s/ Jimmy A. Dew	/s/ Fredicka Taubitz
Jimmy A. Dew, Director* Vice Chairman of Republic Mortgage Insurance Company	Fredricka Taubitz, Director*
/s/ John M. Dixon	/s/ Charles F. Titterton
John M. Dixon, Director*	Charles F. Titterton, Director*
/s/ Leo E. Knight, Jr.	/s/ Dennis P. Van Meighem
Leo E. Knight, Jr., Director*	Dennis P. Van Mieghem, Director*
/s/ John W. Popp	/s/ Steven Walker
John W. Popp, Director*	Steven Walker, Director*
/s/ William A. Simpson
William A. Simpson, Director* Chairman of Republic Mortgage Insurance Company

*  By/s/Aldo C. Zucaro
   Attorney-in-fact
   Date: February 25, 2010

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I	-Summary of Investments - Other than Investments in Related Parties as of December 31, 2009

Schedule	II	-Condensed Financial Information of Registrant as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007

Schedule	III	-Supplementary Insurance Information for the years ended December 31, 2009, 2008 and 2007

Schedule	IV	-Reinsurance for the years ended December 31, 2009, 2008 and 2007

Schedule	V	-Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007

Schedule	VI	-Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2009, 2008 and 2007

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

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2010 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in the accompanying index.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

            /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 26, 2010

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2009
($ in Millions)

Column A	Column B	Column C	Column D

			Amount at
			which shown
		Fair	in balance
Type of investment	Cost (1)	Value	sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$780.0	$810.5	$810.5
States, municipalities and political subdivisions	2,209.3	2,344.0	2,344.0
Foreign government	157.3	163.4	163.4
Corporate, industrial and all other	4,749.4	5,008.7	5,008.7
	7,896.2	$8,326.8	8,326.8
Equity securities:
Non-redeemable preferred stocks	-	$-	-
Common stocks:
Banks, trusts and insurance companies	107.3	260.5	260.5
Industrial, miscellaneous and all other	32.4	33.2	33.2
Indexed mutual funds	217.6	209.0	209.0
	357.5	$502.9	502.9
Short-term investments	826.7		826.7
Miscellaneous investments	24.0		24.0
Total	9,104.6		9,680.5
Other investments	7.8		7.8
Total Investments	$9,112.4		$9,688.4

(1)
Represents original cost of equity securities, net of other-than-temporary impairment adjustments of $317.3, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2009	2008
Assets:
Bonds and notes	$20.5	$20.5
Short-term investments	58.3	129.1
Investments in, and indebtedness of related parties	4,207.6	3,978.6
Other assets	58.0	47.3
Total Assets	$4,344.5	$4,175.7

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$90.2	$95.0
Debt and debt equivalents	344.2	29.5
Indebtedness to affiliates and subsidiaries	18.6	310.7
Commitments and contingent liabilities
Total Liabilities	453.1	435.3

Common Shareholders' Equity:
Common stock	240.6	240.5
Additional paid-in capital	412.4	405.0
Retained earnings	2,927.3	3,186.5
Accumulated other comprehensive income (loss)	353.7	(41.7)
Unallocated ESSOP shares (at cost)	(42.7)	(50.0)
Total Common Shareholders’ Equity	3,891.4	3,740.3
Total Liabilities and Common Shareholders’ Equity	$4,344.5	$4,175.7

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Investment income from subsidiaries	$33.0	$19.6	$22.4
Real estate and other income	4.1	4.2	4.1
Other investment income	.9	2.4	2.1
Total revenues	38.1	26.4	28.8

Expenses:
Interest - subsidiaries	2.9	3.8	3.0
Interest - other	20.1	.1	3.7
Real estate and other expenses	3.7	3.6	3.3
General expenses, taxes and fees	10.7	11.5	13.9
Total expenses	37.6	19.1	24.1
Revenues, net of expenses	.5	7.2	4.6

Federal income taxes (credits)	(.3)	2.2	1.6
Income (loss) before equity in earnings (losses) of subsidiaries	.8	5.0	3.0

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	181.5	191.2	175.8
Earnings (losses) in excess of dividends	(281.5)	(754.6)	93.6

Net Income (Loss)	$(99.1)	$(558.3)	$272.4

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(99.1)	$(558.3)	$272.4
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	.3	(.1)	-
Income taxes - net	(5.0)	26.0	17.0
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	281.5	754.2	(93.6)
Accounts payable, accrued expenses and other	2.8	9.1	(.6)
Total	180.4	230.8	195.3

Cash flows from investing activities:
Purchases of:
Fixed maturity securities	-	(12.6)	-
Fixed assets for company use	(2.3)	-	(.6)
Net repayment (issuance) of
notes receivable with related parties	(188.2)	(118.1)	65.8
Net decrease (increase) in short-term investments	70.7	(92.7)	(33.7)
Investment in, and indebtedness of related parties-net	-	(77.1)	-
Total	(119.8)	(300.8)	31.5

Cash flows from financing activities:
Issuance of debt	306.7	30.0	-
Net issuance (repayment) of notes and loans to related parties	(205.9)	159.1	46.1
Issuance of preferred and common stock	1.4	86.1	15.0
Redemption of debentures and notes	(2.0)	(.4)	(115.0)
Unallocated ESSOP shares	-	(50.0)	-
Dividends on common shares	(160.0)	(155.2)	(145.4)
Purchase of treasury stock	-	-	(28.3)
Other - net	(.8)	.3	.2
Total	(60.6)	70.0	(227.3)

Increase (decrease) in cash	-	-	(.4)
Cash, beginning of year	-	-	.4
Cash, end of year	$-	$-	$-

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
($ in Millions)

Note 1 - Summary of Significant Accounting Policies

Old Republic International Corporation’s condensed financial statements are presented in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) of accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto of Old Republic International Corporation and Subsidiaries included in its Annual Report on Form 10-K.

Note 2 - Investments in Consolidated Subsidiaries

Old Republic International Corporation’s investments in consolidated subsidiaries are reflected in the condensed financial statements in accordance with the equity method of accounting. Undistributed earnings in excess of dividends received are recorded as separate line items in the condensed statements of income.

Note 3 - Debt

In April 2009, the Company completed a public offering of $316.25 aggregate principle amount of Convertible Senior Notes. The notes bear interest at a rate of 8.0% per year, mature on May 15, 2012, and are convertible at any time prior to maturity by the holder into 86.8056 shares of common stock per one thousand dollar note.

Old Republic International Corporation currently has access to the commercial paper market through a wholly-owned subsidiary for up to $150.0. The average yield of the commercial paper outstanding at December 31, 2009 and 2008 was  -% and 2.65%, respectively.

In the fourth quarter 2008, the Company secured a $30.0 bank loan to leverage the ESSOP’s purchase of Old Republic International common stock. The average yield of the ESSOP bank loan was 3.85% and 5.41% at December 31, 2009 and 2008, respectively.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2009, 2008 and 2007
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F

	Deferred	Losses,		Other
	Policy	Claims and		Policyholders’
	Acquisition	Settlement	Unearned	Benefits and	Premium
Segment	Costs	Expenses	Premiums	Funds	Revenue

Year Ended December 31, 2009:
Insurance Underwriting:
General Insurance Group	$136.2	$3,334.3	$825.8	$84.5	$1,782.5
Mortgage Insurance Group	34.1	1,965.4	74.9	-	644.5
Title Insurance Group	-	277.1	-	5.7	611.0
Corporate & Other (1)	36.5	21.5	-	57.7	73.3
Reinsurance Recoverable (2)	-	2,316.5	137.4	37.2	-
Consolidated	$206.9	$7,915.0	$1,038.1	$185.2	$3,111.5

Year Ended December 31, 2008:
Insurance Underwriting:
General Insurance Group	$147.7	$3,326.9	$889.9	$85.3	$1,989.3
Mortgage Insurance Group	38.0	1,382.6	89.4	-	592.5
Title Insurance Group	-	282.4	-	2.2	463.1
Corporate & Other (1)	37.0	22.2	-	57.2	80.1
Reinsurance Recoverable (2)	-	2,227.0	132.9	35.7	-
Consolidated	$222.8	$7,241.3	$1,112.2	$180.7	$3,125.1

Year Ended December 31, 2007:
Insurance Underwriting:
General Insurance Group	$158.5	$3,279.7	$931.9	$85.9	$2,155.1
Mortgage Insurance Group	42.9	644.9	79.8	-	518.2
Title Insurance Group	-	296.9	-	1.7	638.5
Corporate & Other (1)	44.9	24.7	-	64.2	77.0
Reinsurance Recoverable (2)	-	1,984.7	170.4	38.3	-
Consolidated	$246.5	$6,231.1	$1,182.2	$190.2	$3,389.0

(1)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries and a small life & health insurance operation.
(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $2.4 billion, $2.3 billion and $2.1 billion at December 31, 2009, 2008 and 2007, respectively. This accounting treatment does not have any effect on the Company’s results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2009, 2008 and 2007
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K

		Benefits,	Amortization
		Claims,	of Deferred
	Net	Losses and	Policy	Other
	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2009:
Insurance Underwriting:
General Insurance Group	$258.9	$1,360.3	$280.0	$212.1	$1,720.4
Mortgage Insurance Group	92.0	1,134.1	35.4	62.9	630.0
Title Insurance Group	25.2	70.3	-	841.6	611.0
Corporate & Other (1)	7.2	34.1	20.2	25.8	72.9
Reinsurance Recoverable (2)	-	-	-	-	-
Consolidated	$383.5	$2,598.9	$335.7	$1,142.5	$3,034.4

Year Ended December 31, 2008:
Insurance Underwriting:
General Insurance Group	$253.6	$1,452.3	$294.9	$214.2	$1,966.6
Mortgage Insurance Group	86.8	1,180.7	38.7	64.9	602.0
Title Insurance Group	25.1	45.6	-	681.9	463.1
Corporate & Other (1)	11.6	36.8	24.2	22.1	77.4
Reinsurance Recoverable (2)	-	-	-	-	-
Consolidated	$377.3	$2,715.7	$357.8	$983.3	$3,109.4

Year Ended December 31, 2007:
Insurance Underwriting:
General Insurance Group	$260.8	$1,461.4	$340.2	$218.2	$2,112.0
Mortgage Insurance Group	79.0	615.8	39.5	63.4	542.9
Title Insurance Group	27.3	56.0	-	837.2	638.5
Corporate & Other (1)	12.7	32.9	22.8	24.7	78.4
Reinsurance Recoverable (2)	-	-	-	-	-
Consolidated	$379.9	$2,166.2	$402.5	$1,143.7	$3,372.0

(1)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries and a small life & health insurance operation.
(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $2.4 billion, $2.3 billion and $2.1 billion at December 31, 2009, 2008 and 2007, respectively. This accounting treatment does not have any effect on the Company’s results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2009, 2008 and 2007
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded	Assumed		of amount
	Gross	to other	from other	Net	Assumed
	amount	companies	companies	amount	to net

Year Ended December 31, 2009:
Life insurance in force	$11,302.6	$5,876.2	$-	$5,426.3	-%

Premium Revenues:
General Insurance	$2,432.1	$666.0	$16.3	$1,782.5	.9%
Mortgage Insurance	648.6	4.3	.2	644.5	-
Title Insurance	605.2	.1	5.9	611.0	1.0
Life and Health Insurance:
Life insurance	28.7	13.1	-	15.6	-
Accident and health insurance	74.6	16.8	-	57.7	-
Total Life & Health Insurance	103.4	30.0	-	73.3	-
Consolidating adjustments	-	-	-	-	-
Consolidated	$3,789.5	$700.5	$22.5	$3,111.5	.7%

Year Ended December 31, 2008:
Life insurance in force	$12,485.5	$6,434.6	$-	$6,050.8	-%

Premium Revenues:
General Insurance	$2,702.0	$741.8	$29.1	$1,989.3	1.5%
Mortgage Insurance	698.4	106.3	.3	592.5	.1
Title Insurance	460.2	.1	3.1	463.1	.7
Life and Health Insurance:
Life insurance	32.1	14.4	-	17.7	-
Accident and health insurance	76.1	13.7	-	62.3	-
Total Life & Health Insurance	108.3	28.2	-	80.1	-
Consolidating adjustments	-	-	-	-	-
Consolidated	$3,969.0	$876.5	$32.6	$3,125.1	1.0%

Year Ended December 31, 2007:
Life insurance in force	$13,873.4	$7,064.8	$-	$6,808.5	-%

Premium Revenues:
General Insurance	$2,644.7	$663.0	$173.4	$2,155.1	8.0%
Mortgage Insurance	612.7	94.9	.4	518.2	.1
Title Insurance	635.9	-	2.7	638.5	.4
Life and Health Insurance:
Life insurance	32.8	15.6	-	17.2	-
Accident and health insurance	74.9	15.1	-	59.7	-
Total Life & Health Insurance	107.8	30.7	-	77.0	-
Consolidating adjustments	-	-	-	-	-
Consolidated	$4,001.1	$788.7	$176.6	$3,389.0	5.2%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2009, 2008 and 2007
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
			Charged
	Balance at	Charged to	to Other		Balance at
	Beginning of	Costs and	Accounts -	Deductions -	End of
Description	Period	Expenses	Describe	Describe	Period

Year Ended December 31, 2009:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.2	$-	$-	$-	$28.2
Deferred tax asset valuation
Allowance (1)	$54.0	$-	$-	$(54.0)	$-

Year Ended December 31, 2008:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.7	$(.4)	$-	$-	$28.2
Deferred tax asset valuation
Allowance (1)	$-	$54.0	$-	$-	$54.0

Year Ended December 31, 2007:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$30.2	$(1.5)	$-	$-	$28.7

(1)
A valuation allowance of $54.0 was established against a deferred tax asset related to the Company’s realized losses on investments at December 31, 2008. As of December 31, 2009, this valuation allowance was eliminated following an increase in the fair value of the Company’s investment portfolio.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2009, 2008 and 2007
($ in Millions)

Column A	Column B	Column C	Column D	Column E

		Reserves
		for Unpaid
	Deferred	Claims	Discount,
	Policy	and Claim	If Any,
	Acquisition	Adjustment	Deducted in	Unearned
Affiliation With Registrant (1)	Costs	Expenses (2)	Column C	Premiums (2)

Year Ended December 31:
2009	$136.2	$3,334.3	$143.9	$825.8
2008	147.7	3,326.9	156.8	889.9
2007	158.5	3,279.7	148.5	931.9

Column A	Column F	Column G	Column H

			Claims and Claim
			Adjustment Expenses
		Net	Incurred Related to
	Earned	Investment	Current	Prior
Affiliation With Registrant (1)	Premiums	Income	Year	Years

Year Ended December 31:
2009	$1,782.5	$258.9	$1,409.2	$(56.8)
2008	1,989.3	253.6	1,520.1	(83.0)
2007	2,155.1	260.8	1,562.8	(110.6)

Column A	Column I	Column J	Column K

	Amortization	Paid
	of Deferred	Claims
	Policy	and Claim
	Acquisition	Adjustment	Premiums
Affiliation With Registrant (1)	Costs	Expenses	Written

Year Ended December 31:
2009	$280.0	$1,345.0	$1,720.4
2008	294.9	1,389.8	1,966.6
2007	340.2	1,195.0	2,112.0

(1)
Includes consolidated property-casualty entities. The amounts relating to the Company’s unconsolidated property-casualty subsidiaries and the proportionate share of the registrant’s and its subsidiaries’ 50%-or-less owned property-casualty equity investees are immaterial and have, therefore, been omitted from this schedule.

(2)	See note (2) to Schedule III.

EXHIBIT INDEX

An index of exhibits required by Item 601 of Regulation S-K follows:

(3)	Articles of incorporation and by-laws.

(A)	*	Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant’s Annual Report on Form 10-K for 2004).

(B)	*	By-laws, as amended. (Exhibit 99.2 to Form 8-K filed December 14, 2009).

(4) Instruments defining the rights of security holders, including indentures.

(A)	*
Amended and Restated Rights Agreement dated as of November 19, 2007 between Old Republic International Corporation and Wells Fargo Bank, NA. (Exhibit 4.1 to Registrant’s Form 8-A filed November 19, 2007).

(B)	*	Agreement to furnish certain long-term debt instruments to the Securities & Exchange Commission upon request. (Exhibit 4(D) to Registrant’s Form 8 dated August 28, 1987).

(C)	*
Form of Indenture dated August 29, 1992 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee (refiled as Exhibit 4.1 to Registrant’s Form 8-K filed April 22, 2009)

(D)	*	Supplemental Indenture dated April 29, 2009 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant’s Form 8-K filed April 29, 2009)

(10) Material contracts.

**	(A)	*	Amended and Restated Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant’s Annual Report on Form 10-K for 2002).

**	(B)	*	Old Republic International Corporation 2005 Key Employees Performance Recognition Plan. (Exhibit 10(B) to Registrant’s Annual Report on Form 10-K for 2006).

**	(C)	*	Amended and Restated 1992 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(B) to Registrant’s Annual Report on Form 10-K for 2002).

**	(D)	*	Amended and Restated 2002 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(C) to Registrant’s Annual Report on Form 10-K for 2005).

**	(E)	*	Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 99.1 to Form 8-K/A filed June 2, 2006).

**	(F)	*	Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan. (Exhibit 10(F) to Registrant’s Annual Report on Form 10-K for 2008).

**	(G)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

**	(H)	*	RMIC Corporation/Republic Mortgage Insurance Company Amended and Restated Key Employees Performance Recognition Plan. (Exhibit 10(I) to Registrant’s Annual Report on Form 10-K for 2000).

**	(I)	*	RMIC/Republic Mortgage Insurance Company 2005 Key Employees Performance Recognition Plan. (Exhibit 10(J) to Registrant’s Annual Report on Form 10-K for 2006).

**	(J)	*	Amended and Restated RMIC Corporation/Republic Mortgage Insurance Company Executives Excess Benefits Pension Plan. (Exhibit 10(J) to Registrant’s Annual Report on Form 10-K for 2008).

**	(K)	*	Amended and Restated Old Republic Risk Management Key Employees Recognition Plan. (Exhibit 10(J) to Registrant’s Annual Report on Form 10-K for 2002).

(Exhibit Index, Continued)

**	(L)	*	Old Republic Risk Management, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(M) to Registrant’s Annual Report on Form 10-K for 2006).

**	(M)	*	Old Republic National Title Group Incentive Compensation Plan. (Exhibit 10(K) to Registrant’s Annual Report on Form 10-K for 2003).

**	(N)	*	ORI Great West Holdings, Inc. Key Employees Performance Recognition Plan. (Exhibit 10(O) to Registrant’s Annual Report on Form 10-K for 2006).

**	(O)	*	ORI Great West Holdings, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(P) to Registrant’s Annual Report on Form 10-K for 2006).

(12)	Not applicable

(13)	Not applicable

(14)	*	Code of Ethics for the Principal Executive Officer and Senior Financial Officer. (Exhibit 99.1 to Registrant’s Form 8-K filed May 19, 2009).

(21)	Subsidiaries of the registrant.

(23)	Consent of PricewaterhouseCoopers LLP.

(24)	Powers of attorney.

(31.1)	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(99.1)	*	Old Republic International Corporation Audit Committee Charter. (Exhibit 99.4 to Registrant’s Form 8-K filed May 19, 2009).

(99.2)	*	Old Republic International Corporation Governance and Nominating Committee Charter. (Exhibit 99.6 to Registrant’s Form 8-K filed May 19, 2009).

(99.3)	*	Old Republic International Corporation Compensation Committee Charter. (Exhibit 99.5 to Registrant’s Form 8-K filed May 19, 2009).

(99.4)	*	Code of Business Conduct and Ethics. (Exhibit 99.2 to Registrant’s Form 8-K filed May 19, 2009).

(99.5)	*	Corporate Governance Guidelines. (Exhibit 99.3 to Registrant’s Form 8-K filed May 19, 2009).

_______________
*	Exhibit incorporated herein by reference.

**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.