Form 10-Q
period 2010-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2010-05-05
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: March 31, 2010 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes:☒  No:☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes:☐ No:☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding March 31, 2010
Common Stock / $1 par value	241,029,255

There are 41 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2010

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6 - 14

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	15 - 37

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	38

	CONTROLS AND PROCEDURES	38

PART II	OTHER INFORMATION:

	ITEM 1 – LEGAL PROCEEDINGS	39

	ITEM 1A – RISK FACTORS	39

	ITEM 6 – EXHIBITS	39

SIGNATURE		40

EXHIBIT INDEX		41

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)
		(Unaudited)
		March 31,	December 31,
		2010	2009

	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (amortized cost: $7,877.1 and $7,896.2)	$8,352.2	$8,326.8
	Equity securities (at fair value) (adjusted cost: $358.6 and $357.5)	631.4	502.9
	Short-term investments (at fair value which approximates cost)	783.5	826.7
	Miscellaneous investments	23.9	24.0
	Total	9,791.2	9,680.5
	Other investments	7.3	7.8
	Total investments	9,798.5	9,688.4

	Other Assets:
	Cash	74.9	77.3
	Securities and indebtedness of related parties	11.2	17.1
	Accrued investment income	112.5	113.3
	Accounts and notes receivable	794.4	788.6
	Federal income tax recoverable: Current	.4	7.3
	Prepaid federal income taxes	136.0	221.4
	Reinsurance balances and funds held	130.7	141.9
Reinsurance recoverable:	Paid losses	75.9	66.7
	Policy and claim reserves	2,519.9	2,491.2
	Deferred policy acquisition costs	202.0	206.9
	Sundry assets	384.0	369.3
		4,442.3	4,501.6
	Total Assets	$14,240.9	$14,190.0

	Liabilities, Preferred Stock, and Common Shareholders’ Equity
	Liabilities:
	Losses, claims, and settlement expenses	$7,774.8	$7,915.0
	Unearned premiums	1,041.7	1,038.1
	Other policyholders' benefits and funds	185.8	185.2
	Total policy liabilities and accruals	9,002.3	9,138.4
	Commissions, expenses, fees, and taxes	267.8	266.3
	Reinsurance balances and funds	335.8	321.3
	Federal income tax payable: Deferred	102.8	47.5
	Debt	347.2	346.7
	Sundry liabilities	188.8	178.0
	Commitments and contingent liabilities
	Total Liabilities	10,245.0	10,298.6

	Preferred Stock (1)	-	-

	Common Shareholders’ Equity:
	Common stock (1)	241.0	240.6
	Additional paid-in capital	416.2	412.4
	Retained earnings	2,911.8	2,927.3
	Accumulated other comprehensive income (loss)	468.3	353.7
	Unallocated ESSOP shares (at cost)	(41.5)	(42.7)
	Treasury stock (at cost)(1)	-	-
	Total Common Shareholders' Equity	3,995.8	3,891.4
	Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$14,240.9	$14,190.0

(1)
At March 31, 2010 and December 31, 2009, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 241,029,255 at March 31, 2010 and 240,685,448 at December 31, 2009 were issued. At March 31, 2010 and December 31, 2009, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. There were no common shares classified as treasury stock as of March 31, 2010 and December 31, 2009.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income (Unaudited) ($ in Millions, Except Share Data)
		Quarters Ended
		March 31,
		2010	2009
	Revenues:
	Net premiums earned	$752.3	$721.8
	Title, escrow, and other fees	76.1	55.6
	Total premiums and fees	828.5	777.4
	Net investment income	96.2	93.4
	Other income	4.8	7.6
	Total operating revenues	929.6	878.5
	Realized investment gains (losses):
	From sales	2.9	-
	From impairments	-	-
	Total realized investment gains (losses)	2.9	-
	Total revenues	932.6	878.5

	Benefits, Claims and Expenses:
	Benefits, claims and settlement expenses	491.6	649.2
	Dividends to policyholders	2.5	2.8
	Underwriting, acquisition, and other expenses	400.6	318.6
	Interest and other charges	6.5	.6
	Total expenses	901.3	971.3
	Income (loss) before income taxes (credits)	31.2	(92.7)

	Income Taxes (Credits):
	Current	11.4	24.7
	Deferred	(5.2)	(63.5)
	Total	6.2	(38.8)

	Net Income (Loss)	$25.0	$(53.9)

	Net Income (Loss) Per Share:
	Basic:	$.11	$(.23)
	Diluted:	$.11	$(.23)

Average shares outstanding:	Basic	236,387,779	235,259,226
	Diluted	236,462,231	235,259,226

	Dividends Per Common Share:
	Cash:	$.1725	$.1700

Consolidated Statements of Comprehensive Income (Unaudited)
		Quarters Ended
		March 31,
		2010	2009
	Net income (loss) as reported	$25.0	$(53.9)

	Other comprehensive income (loss):
	Post-tax net unrealized gains (losses) on securities	111.5	(9.8)
	Other adjustments	3.1	.5
	Net adjustments	114.6	(9.2)

	Comprehensive income (loss)	$139.7	$(63.1)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) ($ in Millions)
		Quarters Ended
		March 31,
		2010	2009

	Cash flows from operating activities:
	Net income (loss)	$25.0	$(53.9)
	Adjustments to reconcile net income (loss) to
	net cash provided by operating activities:
	Deferred policy acquisition costs	5.3	6.1
	Premiums and other receivables	(1.7)	(11.4)
	Unpaid claims and related items	(144.5)	118.3
	Other policyholders’ benefits and funds	(21.3)	(22.0)
	Income taxes	1.7	(40.8)
	Prepaid federal income taxes	85.4	241.9
	Reinsurance balances and funds	16.4	13.9
	Realized investment (gains) losses	(2.9)	-
	Accounts payable, accrued expenses and other	17.2	11.2
	Total	(19.3)	263.3

	Cash flows from investing activities:
	Fixed maturity securities:
	Maturities and early calls	169.1	208.8
	Sales	68.9	6.9
	Sales of:
	Other investments	1.0	.3
	Purchases of:
	Fixed maturity securities	(221.3)	(232.6)
	Equity securities	(1.0)	-
	Other – net	(5.7)	(4.4)
	Net decrease (increase) in short-term investments	43.5	(194.9)
	Other-net	2.9	.2
	Total	57.4	(215.6)

	Cash flows from financing activities:
	Issuance of debentures and notes	70.0	60.0
	Issuance of common shares	2.3	.3
	Redemption of debentures and notes	(72.5)	(72.3)
	Dividends on common shares	(40.6)	(39.9)
	Other-net	.3	.1
	Total	(40.5)	(51.8)

	Increase (decrease) in cash:	(2.3)	(4.2)
	Cash, beginning of period	77.3	63.9
	Cash, end of period	$74.9	$59.7

	Supplemental cash flow information:
Cash paid during the period for:	Interest	$1.2	$1.2
	Income taxes	$4.4	$2.0

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1.	Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) of accounting principles generally accepted in the United States of America (“GAAP”).

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. The accompanying financial statements incorporate a new pronouncement which modifies current accounting guidance governing consolidation of variable interest entities. The Company’s adoption of this pronouncement had no effect on the conduct of its business and did not materially affect its reported financial condition or net income (loss). As of the date of this report, the Company is not aware of any new accounting or disclosure requirements that would have a material effect on its consolidated financial statements or the conduct of its business.

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

		Quarters Ended
		March 31,
		2010	2009

	Numerator:
	Net Income (loss)	$25.0	$(53.9)
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	25.0	(53.9)
	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$25.0	$(53.9)
	Denominator:
	Denominator for basic earnings per share -
	weighted-average shares (a)(b)	236,387,779	235,259,226
	Effect of dilutive securities - stock options	74,452	-
	Effect of dilutive securities - convertible senior notes	-	-
	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)(b)	236,462,231	235,259,226
Earnings per share:	Basic	$.11	$(.23)
	Diluted	$.11	$(.23)

	Anti-dilutive common share equivalents
	excluded from earning per share computations:
	Stock options	14,432,230	16,030,334
	Convertible senior notes	27,458,280	-
	Total	41,890,510	16,030,334

(a)	All per share statistics have been restated to reflect all stock dividends and splits declared through March 31, 2010.
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

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of March 31, 2010 and December 31, 2009, substantially all the Company's invested assets were classified as “available for sale.”

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments (“OTTI”) in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company’s estimate of OTTI is insufficient at any point in time, future periods’ net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders’ equity. The Company recognized no OTTI adjustments for the quarters ended March 31, 2010 and 2009.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities:
March 31, 2010:
U.S. & Canadian Governments	$920.4	$42.8	$.6	$962.6
Tax-exempt	2,171.8	122.0	-	2,293.7
Corporates	4,784.9	317.9	7.0	5,095.8
	$7,877.1	$482.8	$7.7	$8,352.2

December 31, 2009:
U.S. & Canadian Governments	$937.4	$39.6	$3.0	$974.0
Tax-exempt	2,209.3	135.0	.3	2,344.0
Corporates	4,749.4	273.2	14.0	5,008.7
	$7,896.2	$448.0	$17.4	$8,326.8

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Fixed Maturity Securities:
Due in one year or less	$858.1	$875.4
Due after one year through five years	4,189.6	4,433.8
Due after five years through ten years	2,761.5	2,975.9
Due after ten years	67.7	67.0
	$7,877.1	$8,352.2

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $317.3 at March 31, 2010 and December 31, 2009 follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2010	$358.6	$281.0	$8.2	$631.4

December 31, 2009	$357.5	$159.0	$13.7	$502.9

The following table reflects the Company’s gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing closing market price comparisons with an issuer’s adjusted cost at March 31, 2010 and December 31, 2009:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010:
Fixed Maturity Securities:
U.S. & Canadian Governments	$138.9	$.6	$-	$-	$138.9	$.6
Tax-exempt	7.6	-	-	-	7.6	-
Corporates	296.1	4.0	42.0	2.9	338.1	7.0
Subtotal	442.7	4.8	42.0	2.9	484.7	7.7
Equity Securities	23.1	.3	97.0	7.9	120.2	8.2
Total	$465.9	$5.1	$139.0	$10.8	$605.0	$16.0

December 31, 2009:
Fixed Maturity Securities:
U.S. & Canadian Governments	$307.1	$3.0	$-	$-	$307.1	$3.0
Tax-exempt	13.9	.2	3.1	-	17.1	.3
Corporates	302.5	5.1	139.3	8.9	441.8	14.0
Subtotal	623.6	8.4	142.5	8.9	766.1	17.4
Equity Securities	1.2	.2	99.5	13.4	100.8	13.7
Total	$624.9	$8.6	$242.1	$22.4	$867.0	$31.1

At March 31, 2010, the Company held 108 fixed maturity and 5 equity securities in an unrealized loss position, representing 5.3% as to fixed maturities and 31.3% as to equity securities of the total number of such issues held by the Company. Of the 108 fixed maturity securities, 12 had been in a continuous unrealized loss position for more than 12 months. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairment, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures. The Company has not sold nor does it expect to sell investments for purposes of generating cash to pay claim or expense obligations.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. A fair value hierarchy is established that prioritizes the sources (“inputs”) used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1); observable inputs based on corroboration with available market data (Level 2); and unobservable inputs based on uncorroborated market data or a reporting entity’s own assumptions (Level 3). Following is a description of the valuation methodologies and general classification used for securities measured at fair value.

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

The following table shows a summary of assets measured at fair value segregated among the various input levels described above:

	Fair value measurements as of March 31, 2010:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities	$345.4	$7,986.3	$20.5	$8,352.2
Equity securities	631.0	.1	.2	631.4
Short-term investments	$777.6	$-	$5.8	$783.5

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders’ equity. At March 31, 2009, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

	Quarters Ended
	March 31,
	2010	2009
Investment income from:
Fixed maturity securities	$94.3	$88.6
Equity securities	.9	1.5
Short-term investments	.3	2.5
Other sources	1.3	1.3
Gross investment income	96.9	94.1
Investment expenses (a)	.7	.7
Net investment income	$96.2	$93.4

Realized gains (losses) on:
Fixed maturity securities:
Gains	$3.0	$-
Losses	(.1)	-
Net	2.9	-

Equity securities & other long-term investments	-	-
Total	2.9	-
Income taxes (credits)(b)	1.0	-
Net realized gains (losses)	$1.9	$-
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$44.3	$83.2
Less: Deferred income taxes (credits)	15.5	29.1
Net change	$28.7	$54.1

Equity securities & other long-term investments	$127.2	$(83.1)
Less: Deferred income taxes (credits)	44.5	(19.1)
Net change	$82.7	$(63.9)

(a)	Investment expenses consist of personnel costs and investment management and custody service fees, as well as a negligible amount of interest incurred on funds held.
(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

4.	Pension Plans:

The Company has three pension plans covering a portion of its work force. All three plans have been closed to new participants since December 31, 2004. It is the Company’s policy to fund the plans’ costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments. The Companies made no cash contributions to their pension plans in the first quarter of 2010, and expect to make cash contributions of $2.5 to their pension plans in the remaining portion of calendar year 2010.

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

	Quarters Ended
	March 31,
	2010	2009

General Insurance Group:
Net premiums earned	$411.8	$457.3
Net investment income and other income	67.3	66.3
Total revenues before realized gains or losses	$479.1	$523.7
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$69.2	$58.2
Income tax expense (credits) on above	$21.1	$15.6

Mortgage Guaranty Group:
Net premiums earned	$136.2	$145.3
Net investment income and other income	24.2	25.9
Total revenues before realized gains or losses	$160.5	$171.2
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$(34.1)	$(144.6)
Income tax expense (credits) on above	$(13.2)	$(51.9)

Title Insurance Group:
Net premiums earned	$179.0	$98.6
Title, escrow and other fees	76.1	55.6
Sub-total	255.2	154.3
Net investment income and other income	6.8	5.9
Total revenues before realized gains or losses	$262.0	$160.2
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$(8.6)	$(9.0)
Income tax expense (credits) on above	$(3.2)	$(3.5)

Consolidated Revenues:
Total revenues of above Company segments	$901.7	$855.3
Other sources (b)	41.9	35.1
Consolidated net realized investment gains (losses)	2.9	-
Consolidation elimination adjustments	(14.0)	(11.9)
Consolidated revenues	$932.6	$878.5

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$26.5	$(95.4)
Other sources – net (b)	1.8	2.6
Consolidated net realized investment gains (losses)	2.9	-
Consolidated income (loss) before income taxes (credits)	$31.2	$(92.7)

	Quarters Ended
	March 31,
	2010	2009

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$4.6	$(39.8)
Other sources – net (b)	.5	.9
Income tax expense (credits) on
consolidated net realized investment gains (losses)	1.0	-
Consolidated income tax expense (credits)	$6.2	$(38.8)

	March 31,	December 31,
	2010	2009
Consolidated Assets:
General	$10,017.7	$9,920.8
Mortgage	3,083.1	3,233.4
Title	857.3	852.8
Other assets (b)	553.5	503.5
Consolidation elimination adjustments	(270.8)	(320.5)
Consolidated	$14,240.9	$14,190.0

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $5.3 and $2.6 for the quarters ended March 31, 2010 and 2009, respectively; Mortgage - $1.7 and $1.8 for the quarters ended March 31, 2010 and 2009, respectively; and Title - $1.3 and $.9 for the quarters ended March 31, 2010 and 2009, respectively.

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

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state and federal courts in Connecticut, New Jersey, Ohio, Pennsylvania and Texas. The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The suits in Pennsylvania and Texas also allege violations of the federal Real Estate Settlement Procedures Act (“RESPA”). Substantially similar lawsuits are also pending against other unaffiliated title insurance companies in these and other states as well, and additional lawsuits based upon similar allegations could be filed against ORNTIC in the future. Classes have been certified in the New Jersey and Pennsylvania actions. Settlement agreements have been reached in the Connecticut and New Jersey actions and are not expected to cost ORNTIC more than $2.9 and $2.2, respectively, including attorneys’ fees and administrative costs.

Since early February 2008, some 80 purported consumer class action lawsuits have been filed against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. The suits are substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. A number of them have been dismissed and others consolidated. Approximately 49 remain nationwide. ORNTIC is currently among the named defendants in 27 of these actions in 4 states; its affiliate, American Guaranty Title Insurance Company, is a named defendant in 10 of the consolidated actions in 1 state. The Company is not a named defendant in any of the actions. No class has yet been certified in any of these suits against ORNTIC, and none of the actions against it allege RESPA violations.

National class action suits have been filed against the Company’s subsidiary, Old Republic Home Protection Company (“ORHP”) in the California Superior Court, San Diego, and the U.S. District Court in Birmingham, Alabama. The California suit has been filed on behalf of all persons who made a claim under an ORHP home warranty contract from March 6, 2003 to the present. The suit alleges breach of contract, breach of the implicit covenant of good faith and fair dealing, violations of certain California consumer protection laws and misrepresentation arising out of ORHP’s alleged failure to adopt and implement reasonable standards for the prompt investigation and processing of claims under its home warranty contracts. The suit seeks unspecified damages consisting of the rescission of the class members’ contracts, restitution of all sums paid by the class members, punitive damages, and declaratory and injunctive relief. No class has been certified in either action. ORHP has removed the action to the U.S. District Court for the Southern District of California. The Alabama suit alleges that ORHP pays fees to the real estate brokers who market its home warranty contracts and that the payment of such fees is in violation of Section 8(a) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA.

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc. (“Old Republic”) filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. (“Countrywide”) and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois seeking a declaratory judgment to rescind or terminate various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account. In February of 2009, Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic has relied upon to deny or rescind coverage for individual defaulted loans under those policies. As of March 31, 2010, Old Republic had rescinded or denied coverage on more than 14,000 defaulted loans, based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications.

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

On January 29, 2010, in response to RMIC’s suit, Countrywide served RMIC with a demand for arbitration under the arbitration clauses of the same Policies. The demand raises largely the same issues as those raised in RMIC’s suit against Countrywide, as well as Countrywide’s and RMIC’s compliance with the terms, provisions and conditions of the Policies. The demand includes a prayer for punitive, compensatory and consequential damages.

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

On April 29, 2009, the Company completed a public offering of $316.25 aggregate principal amount of Convertible Senior Notes. The notes bear interest at a rate of 8.0% per year, mature on May 15, 2012, and are convertible at any time prior to maturity by the holder into 86.8246 shares of common stock per one thousand dollar note.

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
8% Convertible Senior Notes due 2012	$316.2	$390.5	$316.2	$358.9
ESSOP debt with an average yield of 3.73%
and 3.85%, respectively	25.8	25.8	27.9	27.9
Other miscellaneous debt	5.1	5.1	2.5	2.5
Total debt	$347.2	$421.5	$346.7	$389.4

The Company currently has access to the commercial paper market for up to $150.0.

8.	Income Taxes:

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2010 and 2009
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.9% of consolidated operating revenues for the quarter ended March 31, 2010 and 1.8% of consolidated assets as of March 31, 2010, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) of accounting principles generally accepted in the United States of America (“GAAP”).

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

EXECUTIVE SUMMARY

Old Republic’s first quarter 2010 consolidated operating results, which exclude net realized investment gains or losses, reflected a substantial turn for the better when compared to the same quarter of 2009. As noted below, most of the gain stemmed from improved underwriting results in the Company’s mortgage guaranty line. The latter arose from the combination of lower claim provisions and the positive effects of largely non-recurring captive reinsurance commutations and terminations of certain pool insurance contracts. General insurance earnings were higher mostly as a result of lower claim costs. Title insurance operating earnings were basically flat quarter-over-quarter.

Consolidated Results – The major components of Old Republic’s consolidated results and other data for the periods reported upon are shown below:
	Quarters Ended March 31,
	2010	2009	Change
Operating revenues:
General insurance	$479.1	$523.7	-8.5%
Mortgage guaranty	160.5	171.2	-6.3
Title insurance	262.0	160.2	63.5
Corporate and other	27.8	23.2	19.8
Total	$929.6	$878.5	5.8%
Pretax operating income (loss):
General insurance	$69.2	$58.2	19.0%
Mortgage guaranty	(34.1)	(144.6)	76.4
Title insurance	(8.6)	(9.0)	4.3
Corporate and other	1.8	2.6	-31.4
Sub-total	28.3	(92.8)	130.5
Realized investment gains (losses):
From sales	2.9	-
From impairments	-	-
Net realized investment gains (losses)	2.9	-	N/M
Consolidated pretax income (loss)	31.2	(92.7)	133.7
Income taxes (credits)	6.2	(38.8)	116.0
Net income (loss)	$25.0	$(53.9)	146.5%

Consolidated underwriting ratio:
Benefits and claim ratio	59.6%	83.9%
Expense ratio	47.4	39.6
Composite ratio	107.0%	123.5%

Components of diluted
earnings per share:
Net operating income (loss)	$0.10	$(0.23)	143.5%
Net realized investment gains (losses)	0.01	-
Net income (loss)	$0.11	$(0.23)	147.8%

Cash dividends paid per share	$0.1725	$0.1700	1.5%

N/M: Not meaningful

The above table shows both operating and net income (loss) to highlight the effects of realized investment gain or loss recognition on period-to-period comparisons. Operating income, however, does not replace net income determined in accordance with GAAP as a measure of total profitability.

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

General Insurance Results – First quarter 2010 general insurance earnings were mainly affected by lower earned premiums and the changes in claim costs and expenses reflected in the following table.

	General Insurance Group
	Quarters Ended March 31,
	2010	2009	Change
Net premiums earned	$411.8	$457.3	-10.0%
Net investment income	64.6	63.4	1.8
Pretax operating income (loss)	$69.2	$58.2	19.0%

Claim ratio	70.6%	74.8%
Expense ratio	26.7	25.6
Composite ratio	97.3%	100.4%

The continuation of a moderate decline in premium rates and recessionary conditions constrained premium growth in the latest quarter and each of the prior two years. Lessened economic activity affects such factors as sales and employment levels, both of which are important elements upon which Old Republic’s commercial insurance premiums are based.

While the Group’s invested asset base grew by approximately 10% year-over-year, net investment income was up negligibly by 1.8% quarter-over-quarter. The disparate growth rates reflect primarily a low yield market environment and the relatively short-term nature of the bond portfolio.

As the above table shows, the overall claim ratio declined by 4.2 percentage points quarter-over-quarter as experience for most insurance coverages reflected relatively stable trends in claim payments and reserve provisions. Moreover, the consumer credit indemnity (“CCI”) coverage impacted adversely the overall claim ratio by 3.9 percentage points compared to a 7.7 percentage point effect in last year’s first quarter. Most of the reduced impact stemmed from lower CCI premium volume, and declining loan delinquency and claim payment trends.

The expense ratio edged up slightly as a small reduction in total expenses lagged the larger drop in earned premiums.

Mortgage Guaranty Results – Operating results for the Company’s mortgage guaranty segment improved significantly as downward trends in newly reported and outstanding traditional primary delinquencies resulted in lower claim reserve provisions. First quarter pretax operating results also benefited from gains emanating from additional commutations of two captive reinsurance agreements, and the termination of certain pool insurance contracts. Key indicators of this segment’s performance are shown in the following table.

	Mortgage Guaranty Group
	Quarters Ended March 31,
	2010	2009	Change
Net premiums earned	$136.2	$145.3	-6.2%
Net investment income	23.1	22.4	3.1
Pretax operating income (loss)	$(34.1)	$(144.6)	76.4%

Claim ratio	127.2%	199.9%
Expense ratio	13.5	13.7
Composite ratio	140.7%	213.6%

As above noted, during this year’s first quarter the Mortgage Guaranty Group negotiated the termination of two captive reinsurance agreements and certain pool insurance contracts. The reinsurance commutations resulted in additional net premiums earned of $5.3 that are intended to cover the Company’s assumption of future losses related to the agreements. Pursuant to GAAP accounting methodology these premiums must be recognized as income upon receipt rather than being deferred to future periods when the related claim costs are expected to arise. The cancellation of pool insurance contracts resulted in a reduction of first quarter 2010 incurred losses of approximately $30.3. Taken together these transactions reduced the incurred claim ratio for the quarter by approximately 27.4 percentage points, increased the paid claim ratio by 128.8 percentage points, and decreased the pretax operating loss by approximately $35.6. As a further consequence, these non-recurring transactions resulted in a reduction of operating cash flow of $167.1.

Leaving aside the additional captive reinsurance premium income of $5.3, mortgage guaranty earned premiums continued to decline in this year’s first quarter. Lower volumes of new insurance and premium refunds related to claim rescissions accounted for most of the decline. New business volume reflected further weakness due to the downturn in overall mortgage originations, lower industry market penetration, and the continuation of more selective underwriting guidelines in place since late 2007.

Net investment income grew moderately due to a temporarily higher invested asset base in this year’s first quarter.

First quarter 2010 claim costs were lower as a result of the first sequential decline in outstanding traditional primary loan delinquencies since the first quarter of 2007. The continuation of historically high levels of claim rescissions and denials also affected paid claim and reserve provision trends. The following table shows the major components of incurred claims inclusive of the above noted effect of captive reinsurance and pool insurance terminations.

	Mortgage Guaranty Group
	Quarters Ended
	March 31,
	2010	2009
Components of incurred claim ratio as a
percent of earned premiums:
Paid claims:
Payments, excluding pool terminations	107.6%	107.1%
Pool terminations reserve payments	128.8	-
Total paid claim ratio	236.5	107.1
Claim reserve provisions:
Excluding pool terminations	47.0	92.8
Pool termination reserves released	(151.1)	-
Net claim reserve provisions (release)	(104.2)	92.8
Effect of captive commutations	(5.1)	-
Incurred claim ratio	127.2%	199.9%

Production and operating expense ratios for all periods reported upon reflect continued success in expense management.

Title Insurance Results – Old Republic’s title business continued to generate the more positive operating momentum that emerged in last year’s second half. Key performance indicators are shown in the following table.

	Title Insurance Group
	Quarters Ended March 31,
	2010	2009	Change
Net premiums and fees earned	$255.2	$154.3	65.4%
Net investment income	6.6	5.8	12.8
Pretax operating income (loss)	$(8.6)	$(9.0)	4.3%

Claim ratio	7.4%	6.6%
Expense ratio	98.5	102.9
Composite ratio	105.9%	109.5%

First quarter 2010 net premiums and fees reflected accelerating growth as the Title Group gained market share from industry dislocations and consolidation. The consolidation of accounts from the Florida joint underwriting venture formed in mid-year 2009 also added to this year’s revenue stream. A greater invested asset base generated meaningful investment income growth even though market yields remain relatively low.

Claim costs, however, rose at a quicker pace than premiums and fees revenues as the Company added moderately to reserve provisions in consideration of recent claim emergence trends. Growth in production and general operating expenses also reflected the greater costs associated with the much higher level of premiums and fees.

Corporate and Other Operations – The Company’s small life and health business and the net costs associated with the parent company and its internal services subsidiaries produced a lower net gain in this year’s first quarter. Period-to-period variations in the results posted by these relatively small elements of Old Republic’s operations usually stem from volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest costs on intra-system financing arrangements.

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:

					% Change
		March	December	March	March '10/	March '10/
		2010	2009	2009	Dec '09	March '09
Cash and invested assets:	Fair value basis	$9,985.9	$9,879.0	$9,052.4	1.1%	10.3%
	Original cost basis	$9,561.2	$9,625.9	$9,407.1	-.7%	1.6%

Shareholders’ equity:	Total	$3,995.8	$3,891.4	$3,643.2	2.7%	9.7%
	Per common share	$16.90	$16.49	$15.47	2.5%	9.2%

Composition of shareholders’ equity per share:
Equity before items below		$14.92	$14.99	$15.69	-0.5%	-4.9%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		1.98	1.50	(0.22)
Total		$16.90	$16.49	$15.47	2.5%	9.2%

Consolidated cash flow from operating activities produced a deficit of $19.3 for the first three months of 2010. This compares to positive operating cash flow of $263.3 for the same period in 2009. This year’s significant reduction was largely due to the net operating cash flow impact of the previously discussed mortgage guaranty pool terminations.

The investment portfolio reflects a current allocation of approximately 85% to fixed-maturity securities and 6% to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its insurance subsidiaries’ long-term obligations to policyholders and other beneficiaries, and of their long-term effect on the stability of capital accounts. The portfolio contains little or no direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Total equity investments include Old Republic’s common stock holdings in two leading publicly held mortgage guaranty (“MI”) businesses (MGIC Investment Corp. and The PMI Group). These stocks were acquired in 2007 and 2008 as passive long-term investment additions for a core segment of Old Republic’s business in anticipation of a recovery of the MI industry in 2010. In management’s judgment, the past three years’ depressed market valuations of companies operating in the housing and mortgage-lending sectors of the American economy have been impacted significantly by the cyclical and macroeconomic conditions affecting these sectors, and by the recent dysfunctionality of the banking and mortgage-lending industries. As shown in the following table, the March 31, 2010 fair value of the two securities had risen to 61.0% of their original cost compared to the 25.6% other-than-temporarily-impaired level to which they were written down in 2008.

		As of and for Periods Ended:
		March 31,	December 31,
		2010	2009	2008
Total value of the two MI investments:	Original cost	$416.4	$416.4	$416.4
	Impaired cost	106.8	106.8	106.8
	Fair value	254.0	130.7	82.7
	Underlying equity(*)	$235.6	$274.6	$515.9

	Pretax other-than-temporary impairments
	recorded in income statement of the period	$-	$-	$(375.5)
	Pretax unrealized investment gains (losses)
	recorded directly in shareholders’ equity account:
	For the period	$123.3	$48.0	$(24.1)
	Cumulatively	$147.2	$23.9	$(24.1)

(*) Underlying equity based on latest reports (which may lag by one quarter) issued by investees.

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and impairments or changes in market valuations of invested assets during the periods shown below:

	Shareholders’ Equity Per Share
	Three Months Ended March 31,
	2010	2009
Beginning balance	$16.49	$15.91
Changes in shareholders’ equity:
Net operating income (loss)	0.10	(0.23)
Net realized investment gains (losses):
From sales	0.01	-
From impairments	-	-
Subtotal	0.01	-
Net unrealized investment gains (losses)	0.47	(0.04)
Total realized and unrealized investment gains (losses)	0.48	(0.04)
Cash dividends	(0.17)	(0.17)
Stock issuance, foreign exchange, and other transactions	-	-
Net change	0.41	(0.44)
Ending balance	$16.90	$15.47

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments (“OTTI”) in the value of fixed maturity and equity investments; b) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; c) the recoverability of reinsured paid and/or outstanding losses; and d) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company’s 2009 Annual Report on Form 10K.

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

FINANCIAL POSITION

The Company’s financial position at March 31, 2010 reflected increases in assets, and common shareholders’ equity of .4% and 2.7%, respectively, and a decrease in liabilities of .5% when compared to the immediately preceding year-end. Cash and invested assets represented 70.1% and 69.6% of consolidated assets as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, cash and invested assets increased 1.1% to $9,985.9 as a result of an increase in the fair value of investments.

Investments - During the first quarter of 2010 and 2009, the Company committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both March 31, 2010 and 2009, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains little or no insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At March 31, 2010, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2010. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	March 31,	December 31,
	2010	2009
Aaa	21.8%	22.3%
Aa	20.2	20.3
A	30.6	30.3
Baa	26.2	25.7
Total investment grade	98.8	98.6
All other (b)	1.2	1.4
Total	100.0%	100.0%

(a)
Credit quality ratings used are those assigned primarily by Moody’s for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor’s (“S&P”) for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody’s ratings classifications.

(b)	“All other” includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	March 31, 2010
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$23.0		$1.4
Industrial	6.5		.5
Retail	4.1		.2
Total	$33.7	(c)	$2.2

(c)	Represents .4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	March 31, 2010
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$33.5		$1.1
Industrial	69.8		1.0
Utilities	56.5		.7
Banking	15.9		.6
Other (includes 13 industry groups)	282.8		1.8
Total	$458.7	(d)	$5.5

(d)	Represents 5.8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	March 31, 2010
			Gross
			Unrealized
	Cost		Losses
Equity Securities by Industry Concentration:
Index Funds	$112.8		$7.9
Health Care	15.1		.2
Natural Gas	.3		-
Insurance	.2		-
Total	$128.5	(e)	$8.2	(f)

(e)	Represents 35.8% of the total equity securities portfolio.
(f)	Represents 2.3% of the adjusted cost of the total equity securities portfolio, while gross unrealized gains represent 78.4% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	March 31, 2010
	Amortized Cost
	of Fixed Maturity Securities		Gross Unrealized Losses
		Non-		Non-
		Investment		Investment
	All	Grade Only	All	Grade Only
Maturity Ranges:
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	94.4	13.4	1.3	1.0
Due after five years through ten years	355.3	20.3	4.8	1.1
Due after ten years	42.7	-	1.5	-
Total	$492.5	$33.7	$7.7	$2.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	March 31, 2010
	Amount of Gross Unrealized Losses
	Less than			Total Gross
	20% of	20% to 50%	More than	Unrealized
	Cost	of Cost	50% of Cost	Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$4.6	$-	$-	$4.6
Seven to twelve months	.1	-	-	.1
More than twelve months	2.5	.3	-	2.9
Total	$7.3	$.3	$-	$7.7
Equity Securities:
One to six months	$.3	$-	$-	$.3
Seven to twelve months	-	-	-	-
More than twelve months	7.8	-	-	7.9
Total	$8.1	$-	$-	$8.2

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	92	-	-	92
Seven to twelve months	4	-	-	4
More than twelve months	11	1	-	12
Total	107	1	-	108	(g)
Equity Securities:
One to six months	3	-	-	3
Seven to twelve months	-	-	-	-
More than twelve months	1	1	-	2
Total	4	1	-	5	(g)

(g)	At March 31, 2010 the number of issues in an unrealized loss position represent 5.3% as to fixed maturities, and 31.3% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (March 31, 2010 in the above table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2010	2009
Maturity Ranges:
Due in one year or less	10.9%	9.3%
Due after one year through five years	53.2	55.0
Due after five years through ten years	35.1	34.9
Due after ten years through fifteen years	.8	.8
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.3	4.4
Duration (h)	3.7	3.8

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.7 as of March 31, 2010 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.7%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2010	2009
Fixed Maturity Securities:
Amortized cost	$7,877.1	$7,896.2
Estimated fair value	8,352.2	8,326.8
Gross unrealized gains	482.8	448.0
Gross unrealized losses	(7.7)	(17.4)
Net unrealized gains (losses)	$475.0	$430.5

Equity Securities:
Original cost	$675.9	$674.9
Adjusted cost(*)	358.6	357.5
Estimated fair value	631.4	502.9
Gross unrealized gains	281.0	159.0
Gross unrealized losses	(8.2)	(13.7)
Net unrealized gains (losses)	$272.7	$145.3

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

Capitalization - Old Republic’s total capitalization of $4,343.1 at March 31, 2010 consisted of debt of $347.2 and common shareholders' equity of $3,995.8. Changes in the common shareholders’ equity account reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 29 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year’s cash dividend rate, the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management’s long-term expectations for the Company’s consolidated business.

Under state insurance regulations, the Company’s three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. If a company’s risk to capital ratio exceeds the limit or its capital falls below the minimum prescribed levels, absent expressed regulatory approval, it may be prohibited from writing new business until its risk to capital ratio falls below the limit or it reestablishes the required minimum levels of capital. At March 31, 2010, the statutory risk to capital ratio was 23.2:1 for the three companies combined. A continuation of operating losses could further reduce statutory surplus thus increasing the risk to capital ratio which the Company evaluates on a quarterly basis.

In anticipation that the Company’s principal mortgage insurance subsidiary, Republic Mortgage Insurance Company (“RMIC”), will breach the minimum capital requirement during 2010, RMIC has requested and received waivers of the minimum policyholder position requirements from the North Carolina Department of Insurance, the Wisconsin Commissioner of Insurance, the Illinois Department of Insurance, the Florida Office of Insurance Regulation, and the Arizona Department of Insurance.  RMIC has made similar requests to the insurance regulators in other states that have similar minimum capital or maximum risk-to-capital requirements.  New insurance written in the states that have not issued a waiver to RMIC represented 34.6% of the total for the quarter ended March 31, 2010.

The Company has access to various capital resources including dividends from its subsidiaries, holding company investments, undrawn capacity under its commercial paper program, and access to debt and equity capital markets. At March 31, 2010, the Company’s consolidated debt to equity ratio was 8.7%. This relatively low level of financial leverage should provide the Company with additional borrowing capacity to meet its capital commitments.

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

The Company’s mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies.

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 36.6% of 2010 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 63.4% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
						% Change
						from prior
	General	Mortgage	Title	Other	Total	period
Years Ended December 31:
2007	$2,155.1	$518.2	$850.7	$77.0	$3,601.2	5.9%
2008	1,989.3	592.5	656.1	80.1	3,318.1	-7.9
2009	1,782.5	644.5	888.4	73.3	3,388.9	2.1
Quarters Ended March 31:
2009	457.3	145.3	154.3	20.4	777.4	-8.2
2010	$411.8	$136.2	$255.2	$25.1	$828.5	6.6%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial			Inland
	Automobile			Marine
	(mostly	Workers’	Financial	and	General
	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended December 31:
2007	35.0%	23.5%	13.8%	9.3%	7.8%	10.6%
2008	34.9	21.0	16.1	9.7	7.5	10.8
2009	36.6	21.7	13.5	9.5	8.0	10.7
Quarters Ended March 31:
2009	35.2	22.5	14.5	9.7	8.5	9.6
2010	39.3%	22.9%	11.5%	9.5%	7.1%	9.7%

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
	Traditional
New Insurance Written:	Primary	Bulk	Other	Total
Years Ended December 31:
2007	$31,841.7	$10,800.3	$901.6	$43,543.7
2008	20,861.9	3.5	1,123.5	21,989.0
2009	7,899.2	-	.5	7,899.8
Quarters Ended March 31:
2009	2,212.0	-	.5	2,212.6
2010	$748.3	$-	$-	$748.3

	Traditional
New Risk Written by Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2007	$7,844.5	$724.5	$15.2	$8,584.4
2008	4,815.0	.6	11.8	4,827.5
2009	1,681.7	-	-	1,681.7
Quarters Ended March 31:
2009	468.4	-	-	468.4
2010	$168.2	$-	$-	$168.2

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:			Traditional
Years Ended December 31:	Direct	Net	Primary	Bulk
2007	$612.7	$518.2	77.6%	73.7%
2008	698.4	592.5	83.9	88.4
2009	648.6	644.5	82.8	88.3
Quarters Ended March 31:
2009	170.3	145.3	83.3	89.7
2010	$145.8	$136.2	83.6%	88.3%

While there is no consensus in the marketplace as to the precise definition of “sub-prime”, Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 7.5% of total net risk in force, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
	Traditional
Net Risk in Force By Type:	Primary	Bulk	Other	Total
As of December 31:
2007	$18,808.5	$2,539.9	$511.1	$21,859.5
2008	20,463.0	2,055.0	457.0	22,975.1
2009	18,727.9	1,776.7	297.2	20,801.9
As of March 31:
2009	19,809.1	2,006.8	386.7	22,202.7
2010	$18,209.6	$1,507.4	$274.8	$19,991.9

Analysis of Risk in Force
			FICO
	FICO less	FICO 620	Greater	Unscored/
Risk in Force Distribution By FICO Scores:	than 620	to 680	than 680	Unavailable

Traditional Primary:
As of December 31:
2007	8.5%	33.6%	55.1%	2.8%
2008	7.0	30.5	60.5	2.0
2009	6.5	28.8	63.1	1.6
As of March 31:
2009	6.8	30.2	61.2	1.8
2010	6.5%	28.5%	63.4%	1.6%

Bulk(a):
As of December 31:
2007	19.4%	34.9%	45.4%	.3%
2008	18.2	33.7	47.9	.2
2009	17.6	33.1	49.2	.1
As of March 31:
2009	18.0	33.7	48.1	.2
2010	20.2%	33.4%	46.3%	.1%

	LTV	LTV	LTV	LTV
	85.0	85.01	90.01	Greater
Risk in Force Distribution By Loan to Value (“LTV”) Ratio:	and below	To 90.0	To 95.0	than 95.0

Traditional Primary:
As of December 31:
2007	4.7%	34.4%	32.0%	28.9%
2008	5.1	35.5	31.6	27.8
2009	5.3	36.4	31.6	26.7
As of March 31:
2009	5.2	35.8	31.4	27.6
2010	5.3%	36.5%	31.6%	26.6%

Bulk(a):
As of December 31:
2007	62.0%	20.9%	9.3%	7.8%
2008	63.5	20.1	8.6	7.8
2009	65.9	18.4	7.8	7.9
As of March 31:
2009	64.0	19.8	8.4	7.8
2010	61.8%	20.6%	8.7%	8.9%

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2007	8.9%	7.7%	5.3%	5.2%	3.4%	4.5%	3.1%	2.8%	4.5%	3.8%
2008	8.3	8.1	5.2	5.2	3.2	5.5	3.1	2.9	4.4	3.8
2009	8.1	8.5	5.2	5.1	3.2	5.5	3.1	2.9	4.5	4.0
As of March 31:
2009	8.3	8.1	5.2	5.1	3.1	5.7	3.1	2.9	4.3	3.9
2010	8.0%	8.5%	5.2%	5.1%	3.2%	5.4%	3.1%	2.9%	4.5%	4.0%

(a)	Bulk pool risk in-force, which represented 39.8% of total bulk risk in-force at March 31, 2010, has been allocated pro-rata based on insurance in-force.

	Bulk (a)
	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2007	9.3%	4.8%	4.2%	4.1%	3.1%	17.5%	3.4%	4.2%	3.0%	5.5%
2008	10.0	4.6	4.0	3.9	3.1	18.2	3.4	4.3	2.9	5.4
2009	10.4	4.6	4.0	4.0	3.2	17.8	3.5	4.1	3.0	5.4
As of March 31:
2009	10.1	4.6	4.0	3.9	3.1	18.2	3.5	4.3	3.0	5.4
2010	9.9%	5.1%	4.1%	4.0%	3.5%	16.2%	3.5%	3.9%	3.0%	5.8%

	Full	Reduced
Risk in Force Distribution By Level of Documentation:	Docu-	Docu-
	Mentation	Mentation
Traditional Primary:
As of December 31:
2007	88.0%	12.0%
2008	90.0	10.0
2009	91.1	8.9
As of March 31:
2009	90.1	9.9
2010	91.4%	8.6%

Bulk (a):
As of December 31:
2007	49.6%	50.4%
2008	49.1	50.9
2009	49.4	50.6
As of March 31:
2009	49.0	51.0
2010	53.1%	46.9%

Risk in Force Distribution By Loan Type:	Fixed Rate
	& ARMS	ARMS
	with resets	with resets
	>= 5 years	< 5 years
Traditional Primary:
As of December 31:
2007	94.4%	5.6%
2008	95.8	4.2
2009	96.3	3.7
As of March 31:
2009	95.8	4.2
2010	96.4%	3.6%

Bulk (a):
As of December 31:
2007	70.9%	29.1%
2008	74.4	25.6
2009	75.4	24.6
As of March 31:
2009	74.8	25.2
2010	72.6%	27.4%

(a)	Bulk pool risk in-force, which represented 39.8% of total bulk risk in-force at March 31, 2010, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
		Independent
		Title
	Direct	Agents &
	Operations	Other
Years Ended December 31:
2007	32.1%	67.9%
2008	36.8	63.2
2009	38.5	61.5
Quarters Ended March 31:
2009	43.5	56.5
2010	36.6%	63.4%

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

						Fair	Invested
	Invested Assets at Adjusted Cost					Value	Assets at
				Corporate		Adjust-	Fair
	General	Mortgage	Title	and Other	Total	ment	Value
As of December 31:
2008	$5,618.7	$2,099.7	$545.8	$417.5	$8,681.8	$1.0	$8,682.9
2009	5,670.9	2,466.3	615.2	355.2	9,107.8	580.6	9,688.4
As of March 31:
2009	5,625.9	2,354.9	564.0	338.9	8,883.9	1.2	8,885.2
2010	$5,700.4	$2,379.2	$598.1	$368.2	$9,046.1	$752.3	$9,798.5

	Net Investment Income					Yield at
				Corporate		Original	Fair
	General	Mortgage	Title	and Other	Total	Cost	Value
Years Ended
December 31:
2007	$260.8	$79.0	$27.3	$12.7	$379.9	4.58%	4.52%
2008	253.6	86.8	25.1	11.6	377.3	4.27	4.33
2009	258.9	92.0	25.2	7.2	383.5	4.15	4.17
Quarters Ended
March 31:
2009	63.4	22.4	5.8	1.6	93.4	4.09	4.25
2010	$64.6	$23.1	$6.6	$1.8	$96.2	4.09%	3.95%

Revenues: Net Realized Gains (Losses)

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first quarters of 2010 and 2009, 71.0% and 96.8%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. A significant portion of Old Republic’s indexed stock portfolio was sold at a gain during 2007, with proceeds redirected to a more concentrated, select list of common stocks expected to provide greater long-term total returns.

	Realized Gains (Losses) on
	Disposition of Securities			Impairment Losses on Securities
		Equity			Equity
		securities			securities		Net
	Fixed	and miscell-		Fixed	and miscell-		realized
	maturity	aneous		maturity	aneous		gains
	securities	investments	Total	securities	investments	Total	(losses)
Years Ended
December 31:
2007	$2.2	$68.1	$70.3	$-	$-	$-	$70.3
2008	(25.0)	20.9	(4.1)	(11.5)	(470.7)	(482.3)	(486.4)
2009	4.2	11.7	15.9	(1.5)	(8.0)	(9.5)	6.3
Quarters Ended
March 31:
2009	-	-	-	-	-	-	-
2010	$2.9	$-	$2.9	$-	$-	$-	$2.9

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years’ claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2010 and December 31, 2009:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2010		December 31, 2009
	Gross	Net	Gross	Net

Commercial automobile (mostly trucking)	$1,067.2	$881.0	$1,049.4	$860.5
Workers’ compensation	2,253.9	1,284.4	2,258.1	1,285.6
General liability	1,278.5	637.2	1,281.8	638.7
Other coverages	633.8	429.8	649.1	444.7
Unallocated loss adjustment expense reserves	147.8	104.7	141.9	104.7
Total general insurance reserves	5,381.4	3,337.3	5,380.4	3,334.3

Mortgage guaranty	2,083.5	1,813.3	2,225.6	1,962.6
Title	260.1	260.1	260.8	260.8
Life and health	29.9	23.5	29.0	21.5
Unallocated loss adjustment expense reserves -
other coverages	19.7	19.7	19.1	19.1
Total claim and loss adjustment expense reserves	$7,774.8	$5,454.1	$7,915.0	$5,598.5
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$170.2	$135.6	$172.8	$136.9
% of total general insurance reserves	3.2%	4.1%	3.2%	4.1%

Changes in aggregate case, IBNR, and loss adjustment expense reserves are shown in the following table:

	Quarter Ended March 31,
	2010	2009
Reserve increase(decrease):
General Insurance	$3.0	$(13.5)
Mortgage Guaranty	(148.9)	134.8
Title Insurance	(.4)	(5.8)
Other	2.0	2.2
Total	$(144.3)	$117.7

IBNR reserves carried in each segment were as follows:

	March 31,	December 31,
	2010	2009
General Insurance	$1,653.9	$1,621.6
Mortgage Guaranty	37.7	39.7
Title Insurance	187.7	191.3
Other	8.5	9.4
Total	$1,887.9	$1,862.0

The Company’s reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses, including incurred but not reported losses and loss adjustment expenses. The establishment of claim reserves by the Company’s insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management’s judgment in interpreting all such factors. At any point in time, the Company is exposed to possibly higher or lower than anticipated claim costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are often referred to as unfavorable development whereas any changes that decrease previous estimates of the Company’s ultimate liability are referred to as favorable development. Most of the decline in mortgage guaranty reserves at March 31, 2010 resulted from the previously discussed cancellation of certain pool insurance policies.

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

Mortgage guaranty insurance reserves for unpaid claims and claim adjustment expenses are recognized only upon an instance of default. The latter is defined as an insured mortgage loan that has missed two or more consecutive monthly payments. Loss reserves are therefore based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported (“IBNR”). Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions. Historically, coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with terms of the master policy have not been material; however, they have increased significantly since early 2008.

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

Incurred Loss Experience

Management believes that the Company’s overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management’s opinion, however, such potential development is not likely to have a material effect on the Company’s consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company’s 2009 Annual Report on Form 10-K under Item 1A - Risk Factors.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2007	67.8%	118.8%	6.6%	60.2%
2008	73.0	199.3	7.0	81.8
2009	76.3	176.0	7.9	76.7
Quarters Ended March 31:
2009	74.8	199.9	6.6	83.9
2010	70.6%	127.2%	7.4%	59.6%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claims Ratios by Type of Coverage
		Commercial			Inland
		Automobile			Marine
	All	(mostly	Workers’	Financial	and	General
	Coverages	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended
December 31:
2007	67.8%	74.0%	70.9%	69.6%	54.9%	59.9%	55.9%
2008	73.0	76.1	69.4	95.0	60.5	64.4	53.9
2009	76.3	71.5	74.9	117.8	63.0	65.6	60.1
Quarters Ended
March 31:
2009	74.8	74.9	69.6	120.0	57.8	59.2	58.2
2010	70.6%	76.5%	72.2%	85.4%	49.7%	52.4%	71.6%

The overall general insurance claims ratio reflects reasonably consistent trends, excluding the impact of Old Republic’s consumer credit indemnity (“CCI”) business, for the past three years. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in the periods shown was driven principally by greater claim frequencies experienced in Old Republic’s CCI coverage. During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily due to the commercial automobile, general aviation, and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in excess workers’ compensation coverages, by ongoing development of asbestos and environmental (“A&E”) claim reserves, and by unfavorable development of the CCI reserves. Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages’ reserves, typically workers’ compensation, deemed assignable to A&E category of losses.

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 9.8 years (gross) and 13.9 years (net of reinsurance) as of March 31, 2010 and 8.4 years (gross) and 11.5 years (net of reinsurance) as of December 31, 2009. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 1.4% of general insurance group net incurred losses for the five years ended December 31, 2009.

Mortgage guaranty claims ratios were lower in the first quarter of 2010 primarily as a result of the first sequential decline in outstanding traditional primary loan delinquencies since the first quarter of 2007. As more fully disclosed in the Executive Summary within the Management Analysis of Financial Position and Results of Operations, the Mortgage Guaranty Group negotiated the termination of two captive reinsurance agreements and certain pool insurance contracts in the first quarter. Taken together these transactions reduced the incurred claims ratio by 27.4 percentage points. These claims ratios have risen through year-end 2009 principally as a result of higher reserve provisions and paid losses. Reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower’s ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower’s ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigations costs, legal fees, and accumulated interest expenses.

In common with all other insurance lines, mortgage guaranty paid and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. Claims not paid by virtue of coverage rescissions and claims denials amounted to $198.0 and $127.0 for the quarters ended March 31, 2010 and

2009, respectively. In a similar vein, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves entering into the determination of incurred claim costs take into account a large number of variables including changes in claim cost estimates for anticipated coverage rescissions and claims denials of $(268.1) and $31.1 for the quarters ended March 31, 2010 and 2009, respectively.

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:
	Average Paid Claim
	Amount (a)		Delinquency Ratio
	Traditional		Traditional
	Primary	Bulk	Primary	Bulk
Years Ended December 31:
2007	$32,214	$34,951	5.47%	6.85%
2008	43,532	56,481	10.34	17.17
2009	48,492	59,386	16.83	30.81
Quarters Ended March 31:
2009	48,968	61,806	11.47	21.71
2010	$47,874	$61,878	16.89%	28.72%

(a)	Amounts are in whole dollars.

	Traditional Primary Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2007	7.7%	4.5%	7.2%	5.4%	8.1%	6.7%	5.4%	4.1%	4.8%	5.2%
2008	21.9	7.1	11.1	10.8	11.0	19.8	11.4	8.1	7.6	7.7
2009	34.1	10.6	18.8	19.5	16.4	30.5	21.1	13.9	12.3	11.6
As of March 31:
2009	25.4	6.9	12.1	12.2	11.4	23.7	13.9	9.3	8.0	8.2
2010	34.5%	10.5%	19.1%	19.8%	16.2%	30.5%	21.4%	14.2%	12.8%	11.4%

	Bulk Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	CO	AZ
As of December 31:
2007	7.8%	5.4%	7.3%	8.6%	10.6%	7.0%	6.6%	6.6%	5.8%	5.1%
2008	27.0	10.2	16.3	19.1	17.1	22.4	16.0	13.8	9.8	18.2
2009	46.5	16.3	27.6	35.7	23.4	41.3	33.3	26.8	17.0	37.5
As of March 31:
2009	34.3	12.2	19.5	22.8	19.1	30.0	22.0	18.0	11.6	25.1
2010	42.9%	16.6%	27.6%	34.9%	23.7%	35.1%	34.2%	27.4%	17.3%	33.1%

	Total Delinquency Ratios for Top Ten States (includes “other” business) (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	NC	PA
As of December 31:
2007	6.9%	4.5%	6.7%	5.0%	8.0%	5.5%	5.5%	5.4%	4.1%	5.1%
2008	21.3	7.2	11.2	10.2	11.4	17.2	12.1	10.8	6.8	8.1
2009	36.4	11.2	19.4	20.5	17.2	33.9	24.1	20.1	11.5	12.9
As of March 31:
2009	25.9	7.5	12.5	11.9	12.3	23.1	15.5	13.2	7.4	9.0
2010	35.1%	11.1%	19.4%	20.8%	17.1%	31.1%	24.1%	20.4%	12.0%	12.7%

(b)	As determined by risk in force as of March 31, 2010, these 10 states represent approximately 49.9%, 59.1%, and 50.2%, of traditional primary, bulk, and total risk in force, respectively.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, claim ratios have risen for the first quarter of 2010 and most recent three years due to the continuing downturn and economic stresses in the housing and related mortgage lending industries.

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company’s reinsurance programs can be found in Part 1 of the Company’s 2009 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2007	24.1%	17.7%	98.1%	41.3%
2008	24.2	15.7	103.6	39.1
2009	25.8	12.6	93.8	41.8
Quarters Ended March 31:
2009	25.6	13.7	102.9	39.6
2010	26.7%	13.5%	98.5%	47.4%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2007	91.9%	136.5%	104.7%	101.5%
2008	97.2	215.0	110.6	120.9
2009	102.1	188.6	101.7	118.5
Quarters Ended March 31:
2009	100.4	213.6	109.5	123.5
2010	97.3%	140.7%	105.9%	107.0%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were 19.8% in the first quarter of 2010, compared to (41.9%) in the first quarter of 2009. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

A more detailed listing and discussion of the risks and other factors which affect the Company’s risk-taking insurance business are included in Part I, Item 1A – Risk Factors, of the Company’s 2009 Annual Report to the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

Old Republic’s market risk exposures at March 31, 2010, have not materially changed from those identified in the Company’s 2009 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2010, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K.

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

Old Republic International Corporation
(Registrant)
Date:	May 5, 2010

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