Form 10-Q
period 2010-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2010-08-09
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: June 30, 2010 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding June 30, 2010
Common Stock / $1 par value	241,061,132

There are 41 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2010

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6 - 14

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	15 - 37

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	38

	CONTROLS AND PROCEDURES	38

PART II	OTHER INFORMATION:

	ITEM 1 – LEGAL PROCEEDINGS	39

	ITEM 1A – RISK FACTORS	39

	ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	39

	ITEM 6 – EXHIBITS	39

SIGNATURE		40

EXHIBIT INDEX		41

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)
		(Unaudited)
		June 30,	December 31,
		2010	2009

	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (amortized cost: $7,585.9 and $7,896.2)	$8,152.2	$8,326.8
	Equity securities (at fair value) (adjusted cost: $411.9 and $357.5)	551.6	502.9
	Short-term investments (at fair value which approximates cost)	852.0	826.7
	Miscellaneous investments	23.5	24.0
	Total	9,579.5	9,680.5
	Other investments	7.1	7.8
	Total investments	9,586.6	9,688.4

	Other Assets:
	Cash	65.3	77.3
	Securities and indebtedness of related parties	14.8	17.1
	Accrued investment income	105.4	113.3
	Accounts and notes receivable	801.2	788.6
	Federal income tax recoverable: Current	11.9	7.3
	Prepaid federal income taxes	105.3	221.4
	Reinsurance balances and funds held	102.5	141.9
Reinsurance recoverable:	Paid losses	87.1	66.7
	Policy and claim reserves	2,506.4	2,491.2
	Deferred policy acquisition costs	200.5	206.9
	Sundry assets	382.1	369.3
		4,383.0	4,501.6
	Total Assets	$13,969.6	$14,190.0

	Liabilities, Preferred Stock, and Common Shareholders’ Equity
	Liabilities:
	Losses, claims, and settlement expenses	$7,587.7	$7,915.0
	Unearned premiums	1,048.2	1,038.1
	Other policyholders' benefits and funds	181.6	185.2
	Total policy liabilities and accruals	8,817.7	9,138.4
	Commissions, expenses, fees, and taxes	266.1	266.3
	Reinsurance balances and funds	275.4	321.3
	Federal income tax payable: Deferred	110.6	47.5
	Debt	346.8	346.7
	Sundry liabilities	169.0	178.0
	Commitments and contingent liabilities
	Total Liabilities	9,985.8	10,298.6

	Preferred Stock (1)	-	-

	Common Shareholders’ Equity:
	Common stock (1)	241.0	240.6
	Additional paid-in capital	418.1	412.4
	Retained earnings	2,928.5	2,927.3
	Accumulated other comprehensive income (loss)	436.5	353.7
	Unallocated ESSOP shares (at cost)	(40.3)	(42.7)
	Treasury stock (at cost)(1)	-	-
	Total Common Shareholders' Equity	3,983.8	3,891.4
	Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$13,969.6	$14,190.0

(1)
At June 30, 2010 and December 31, 2009, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 241,061,132 at June 30, 2010 and 240,685,448 at December 31, 2009 were issued. At June 30, 2010 and December 31, 2009, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. There were no common shares classified as treasury stock as of June 30, 2010 and December 31, 2009.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income (Unaudited) ($ in Millions, Except Share Data)
		Quarters Ended		Six Months Ended
		June 30,		June 30,
		2010	2009	2010	2009
	Revenues:
	Net premiums earned	$746.2	$737.7	$1,498.6	$1,459.5
	Title, escrow, and other fees	89.1	74.0	165.3	129.7
	Total premiums and fees	835.4	811.8	1,663.9	1,589.3
	Net investment income	95.0	93.7	191.3	187.1
	Other income	4.8	6.6	9.6	14.2
	Total operating revenues	935.3	912.2	1,864.9	1,790.7
	Realized investment gains (losses):
	From sales	72.8	.3	75.8	.3
	From impairments	-	-	-	-
	Total realized investment gains (losses)	72.8	.3	75.8	.3
	Total revenues	1,008.1	912.6	1,940.7	1,791.1

	Benefits, Claims and Expenses:
	Benefits, claims and settlement expenses	502.5	637.6	994.2	1,286.8
	Dividends to policyholders	1.7	1.9	4.2	4.8
	Underwriting, acquisition, and other expenses	417.6	353.3	818.3	671.9
	Interest and other charges	5.3	5.3	11.8	5.9
	Total expenses	927.3	998.3	1,828.6	1,969.6
	Income (loss) before income taxes (credits)	80.8	(85.6)	112.1	(178.4)

	Income Taxes (Credits):
	Current	-	11.8	11.3	36.5
	Deferred	23.4	(81.6)	18.2	(145.2)
	Total	23.3	(69.8)	29.5	(108.6)

	Net Income (Loss)	$57.4	$(15.8)	$82.5	$(69.8)

	Net Income (Loss) Per Share:
	Basic:	$.24	$(.07)	$.35	$(.30)
	Diluted:	$.23	$(.07)	$.35	$(.30)

Average shares outstanding:	Basic	236,552,439	235,562,774	236,478,265	235,414,346
	Diluted	264,227,861	235,562,774	264,081,560	235,414,346

	Dividends Per Common Share:
	Cash:	$.1725	$.1700	$.3450	$.3400

Consolidated Statements of Comprehensive Income (Unaudited)
		Quarters Ended		Six Months Ended
		June 30,		June 30,
		2010	2009	2010	2009
	Net income (loss) as reported	$57.4	$(15.8)	$82.5	$(69.8)

	Other comprehensive income (loss):
	Post-tax net unrealized gains (losses) on securities	(29.9)	154.7	81.5	144.8
	Other adjustments	(1.8)	8.2	1.2	8.8
	Net adjustments	(31.8)	163.0	82.8	153.7

	Comprehensive income (loss)	$25.6	$147.1	$165.3	$83.9

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) ($ in Millions)
		Six Months Ended
		June 30,
		2010	2009

	Cash flows from operating activities:
	Net income (loss)	$82.5	$(69.8)
	Adjustments to reconcile net income (loss) to
	net cash provided by operating activities:
	Deferred policy acquisition costs	6.6	7.7
	Premiums and other receivables	(9.2)	(16.7)
	Unpaid claims and related items	(313.6)	240.9
	Other policyholders’ benefits and funds	(23.2)	(27.9)
	Income taxes	13.6	(121.1)
	Prepaid federal income taxes	116.1	241.9
	Reinsurance balances and funds	(26.8)	-
	Realized investment (gains) losses	(75.8)	(.3)
	Accounts payable, accrued expenses and other	18.5	25.9
	Total	(211.3)	280.4

	Cash flows from investing activities:
	Fixed maturity securities:
	Maturities and early calls	338.7	488.9
	Sales	621.8	33.9
	Sales of:
	Equity securities	106.6	-
	Other - net	5.4	2.9
	Purchases of:
	Fixed maturity securities	(626.2)	(746.7)
	Equity securities	(129.4)	-
	Other-net	(14.7)	(9.6)
	Net decrease (increase) in short-term investments	(24.9)	(90.6)
	Other-net	2.8	(7.0)
	Total	280.2	(328.2)

	Cash flows from financing activities:
	Issuance of debentures and notes	190.0	540.0
	Issuance of common shares	2.7	.6
	Redemption of debentures and notes	(192.9)	(411.1)
	Dividends on common shares	(81.4)	(79.9)
	Other-net	.6	(.1)
	Total	(80.8)	49.3

	Increase (decrease) in cash:	(11.9)	1.5
	Cash, beginning of period	77.3	63.9
	Cash, end of period	$65.3	$65.5

	Supplemental cash flow information:
Cash paid during the period for:	Interest	$15.0	$2.8
	Income taxes	$16.3	$12.4

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

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. The accompanying financial statements incorporate a new pronouncement which modifies current accounting guidance governing consolidation of variable interest entities, effective January 1, 2010. The Company’s adoption of this pronouncement had no effect on the conduct of its business and did not materially affect its reported financial condition or net income (loss). As of the date of this report, the Company is not aware of any new accounting or disclosure requirements that would have a material effect on its consolidated financial statements or the conduct of its business.

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

		Quarters Ended		Six Months Ended
		June 30,		June 30,
		2010	2009	2010	2009

	Numerator:
	Net Income (loss)	$57.4	$(15.8)	$82.5	$(69.8)
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	57.4	(15.8)	82.5	(69.8)
	Adjustment for interest expense incurred on
	assumed conversions of convertible senior notes	4.6	-	9.2	-
	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$62.0	$(15.8)	$91.7	$(69.8)
	Denominator:
	Denominator for basic earnings per share -
	weighted-average shares (a)(b)	236,552,439	235,562,774	236,478,265	235,414,346
	Effect of dilutive securities - stock options	218,186	-	145,537	-
	Effect of dilutive securities - convertible senior notes	27,457,236	-	27,457,758	-
	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)(b)	264,227,861	235,562,774	264,081,560	235,414,346
Earnings per share:	Basic	$.24	$(.07)	$.35	$(.30)
	Diluted	$.23	$(.07)	$.35	$(.30)

	Anti-dilutive common share equivalents
	excluded from earning per share computations:
	Stock options	12,873,567	16,030,461	14,924,067	16,030,461
	Convertible senior notes	-	27,452,271	-	27,452,271
	Total	12,873,567	43,482,732	14,924,067	43,482,732

(a)	All per share statistics have been restated to reflect all stock dividends and splits declared through June 30, 2010.
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

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of June 30, 2010 and December 31, 2009, substantially all the Company's invested assets were classified as “available for sale.”

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments (“OTTI”) in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company’s estimate of OTTI is insufficient at any point in time, future periods’ net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders’ equity. The Company recognized no OTTI adjustments for the quarters and six month periods ended June 30, 2010 and 2009.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities:
June 30, 2010:
U.S. & Canadian Governments	$993.2	$63.9	$-	$1,057.1
Tax-exempt	1,632.7	97.9	-	1,730.7
Corporates	4,959.9	411.0	6.6	5,364.3
	$7,585.9	$573.0	$6.6	$8,152.2

December 31, 2009:
U.S. & Canadian Governments	$937.4	$39.6	$3.0	$974.0
Tax-exempt	2,209.3	135.0	.3	2,344.0
Corporates	4,749.4	273.2	14.0	5,008.7
	$7,896.2	$448.0	$17.4	$8,326.8

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Fixed Maturity Securities:
Due in one year or less	$851.3	$865.6
Due after one year through five years	3,936.6	4,190.5
Due after five years through ten years	2,749.3	3,046.3
Due after ten years	48.6	49.7
	$7,585.9	$8,152.2

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $245.4 at June 30, 2010 and $317.3 at December 31, 2009 follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2010	$411.9	$172.3	$32.7	$551.6

December 31, 2009	$357.5	$159.0	$13.7	$502.9

The following table reflects the Company’s gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing closing market price comparisons with an issuer’s adjusted cost at June 30, 2010 and December 31, 2009:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010:
Fixed Maturity Securities:
U.S. & Canadian Governments	$.9	$-	$-	$-	$.9	$-
Tax-exempt	2.4	-	-	-	2.4	-
Corporates	49.5	4.2	34.3	2.3	83.8	6.6
Subtotal	52.8	4.2	34.3	2.3	87.2	6.6
Equity Securities	149.7	13.6	86.0	19.0	235.7	32.7
Total	$202.6	$17.9	$120.3	$21.4	$322.9	$39.3

December 31, 2009:
Fixed Maturity Securities:
U.S. & Canadian Governments	$307.1	$3.0	$-	$-	$307.1	$3.0
Tax-exempt	13.9	.2	3.1	-	17.1	.3
Corporates	302.5	5.1	139.3	8.9	441.8	14.0
Subtotal	623.6	8.4	142.5	8.9	766.1	17.4
Equity Securities	1.2	.2	99.5	13.4	100.8	13.7
Total	$624.9	$8.6	$242.1	$22.4	$867.0	$31.1

At June 30, 2010, the Company held 25 fixed maturity and 31 equity securities in an unrealized loss position, representing 1.4% as to fixed maturities and 73.8% as to equity securities of the total number of such issues held by the Company. Of the securities in an unrealized loss position, 9 fixed maturity securities and 2 equity securities had been in a continuous unrealized loss position for more than 12 months. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers, and with respect to equity securities, market volatility. As part of its assessment of other-than-temporary impairment, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures. The Company has not sold nor does it expect to sell investments for purposes of generating cash to pay claim or expense obligations.

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

The following table shows a summary of assets measured at fair value segregated among the various input levels described above:

	Fair value measurements as of June 30, 2010:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities	$356.5	$7,766.4	$29.2	$8,152.2
Equity securities	549.7	.1	1.8	551.6
Short-term investments	$846.1	$-	$5.8	$852.0

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at the date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders’ equity. At June 30, 2010, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Investment income from:
Fixed maturity securities	$92.6	$90.4	$187.0	$179.1
Equity securities	1.8	1.1	2.7	2.7
Short-term investments	.3	1.5	.6	4.1
Other sources	1.0	1.2	2.3	2.6
Gross investment income	95.8	94.5	192.8	188.6
Investment expenses (a)	.7	.7	1.4	1.4
Net investment income	$95.0	$93.7	$191.3	$187.1

Realized gains (losses) on:
Fixed maturity securities:
Gains	$37.4	$1.0	$40.5	$1.0
Losses	-	-	(.1)	-
Net	37.4	.9	40.3	.9

Equity securities & other long-term investments	35.4	(.6)	35.5	(.6)
Total	72.8	.3	75.8	.3
Income taxes (credits)(b)	25.4	(33.3)	26.5	(33.3)
Net realized gains (losses)	$47.3	$33.7	$49.3	$33.7
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$90.7	$130.0	$135.1	$213.3
Less: Deferred income taxes (credits)	31.7	45.5	47.2	74.6
Net change	$59.0	$84.5	$87.8	$138.6

Equity securities & other long-term investments	$(137.0)	$92.6	$(9.7)	$9.5
Less: Deferred income taxes (credits)	(47.9)	22.4	(3.4)	3.3
Net change	$(89.0)	$70.2	$(6.3)	$6.2

(a)	Investment expenses consist of personnel costs and investment management and custody service fees, as well as a negligible amount of interest incurred on funds held.
(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

4.	Pension Plans:

The Company has three pension plans covering a portion of its work force. All three plans have been closed to new participants since December 31, 2004. The Company’s policy is to fund the plans’ costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments. No cash contributions were made to the pension plans in the second quarter of 2010, but cash contributions of $4.1 are expected to be made in the remaining portion of calendar year 2010.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
General Insurance Group:
Net premiums earned	$401.0	$440.7	$812.8	$898.1
Net investment income and other income	67.3	66.3	134.6	132.6
Total revenues before realized gains or losses	$468.3	$507.0	$947.5	$1,030.8
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$29.3	$46.4	$98.6	$104.6
Income tax expense (credits) on above	$6.5	$11.7	$27.6	$27.3

Mortgage Guaranty Group:
Net premiums earned	$129.1	$141.5	$265.4	$286.8
Net investment income and other income	23.0	24.9	47.2	50.9
Total revenues before realized gains or losses	$152.1	$166.5	$312.6	$337.8
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$(22.1)	$(137.9)	$(56.3)	$(282.5)
Income tax expense (credits) on above	$(8.7)	$(49.6)	$(22.0)	$(101.6)

Title Insurance Group:
Net premiums earned	$197.4	$138.9	$376.5	$237.5
Title, escrow and other fees	89.1	74.0	165.3	129.7
Sub-total	286.6	213.0	541.8	367.3
Net investment income and other income	6.9	6.0	13.7	12.0
Total revenues before realized gains or losses	$293.5	$219.0	$555.6	$379.3
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$4.0	$5.6	$(4.6)	$(3.4)
Income tax expense (credits) on above	$1.3	$1.5	$(1.8)	$(2.0)

Consolidated Revenues:
Total revenues of above Company segments	$914.0	$892.7	$1,815.8	$1,748.0
Other sources (b)	34.6	32.9	76.6	68.1
Consolidated net realized investment gains (losses)	72.8	.3	75.8	.3
Consolidation elimination adjustments	(13.3)	(13.4)	(27.4)	(25.3)
Consolidated revenues	$1,008.1	$912.6	$1,940.7	$1,791.1

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$11.1	$(85.8)	$37.6	$(181.3)
Other sources – net (b)	(3.2)	(.1)	(1.4)	2.4
Consolidated net realized investment gains (losses)	72.8	.3	75.8	.3
Consolidated income (loss)
before income taxes (credits)	$80.8	$(85.6)	$112.1	$(178.4)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(.8)	$(36.4)	$3.7	$(76.2)
Other sources – net (b)	(1.2)	-	(.7)	.9
Income tax expense (credits) on
consolidated net realized investment gains (losses)	25.4	(33.3)	26.5	(33.3)
Consolidated income tax expense (credits)	$23.3	$(69.8)	$29.5	$(108.6)

	June 30,	December 31,
	2010	2009
Consolidated Assets:
General	$9,932.7	$9,920.8
Mortgage	2,929.1	3,233.4
Title	857.3	852.8
Other assets (b)	554.0	503.5
Consolidation elimination adjustments	(303.5)	(320.5)
Consolidated	$13,969.6	$14,190.0

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $5.3 and $10.7 compared to $4.4 and $7.0 for the quarter and six months ended June 30, 2010 and 2009, respectively; Mortgage - $1.7 and $3.5 compared to $1.8 and $3.7 for the quarter and six months ended June 30, 2010 and 2009, respectively; and Title - $1.2 and $2.6 compared to $1.3 and $2.3 for the quarter and six months ended June 30, 2010 and 2009, respectively.

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

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”), in state or federal courts in three states – Ohio (Chura et al. v. ORNTIC, Court of Common Pleas of Cuyahoga County, Ohio, filed December 1, 2002), Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006), and Texas (Ahmad et al. v. ORNTIC, U.S. District Court, Northern District, Texas, Dallas Division, filed February 8, 2008). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The suits in Pennsylvania and Texas also allege violations of the federal Real Estate Settlement Procedures Act (“RESPA”). A class has been certified in the Pennsylvania actions. Substantially similar lawsuits were pending against ORNTIC in Connecticut (Castro et al. v. ORNTIC, U.S. District Court of Connecticut, filed May 19, 2006) and New Jersey (Barandas et al. v. ORNTIC, U.S. District Court, District of New Jersey, filed April 13, 2006) and have subsequently been settled. The settlement agreements reached in the Connecticut and New Jersey actions are not expected to cost ORNTIC more than $2.9 million and $2.2 million, respectively, including attorneys' fees and administrative costs.

Since early February 2008, some 80 purported consumer class action lawsuits have been filed against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. The suits are substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. Many of the suits have since been dismissed and others consolidated. ORNTIC is currently among the named defendants in 24 of these actions in 3 states (California, Ohio and Pennsylvania). The Company is a named defendant in the Ohio actions. No class has yet been certified in any of these suits, and none of the actions allege RESPA violations. The anti-trust allegations in the California action have been dismissed and only the allegations of improper business practices under state law remain. The Ohio actions were entirely dismissed at the trial court level, and the dismissal is up on appeal before the 6th Circuit U.S. Court of Appeals.

National class action suites have been filed against the Company’s subsidiary, Old Republic Home Protection Company (“ORHP”) in the California Superior Court, San Diego, and the U.S. District Court in Birmingham, Alabama. The California suit has been filed on behalf of all persons who made a claim under an ORHP home warranty contract from March 6, 2003 to the present. The suit alleges breach of contract, breach of the implicit covenant of good faith and fair dealing, violations of certain California consumer protection laws and misrepresentation arising out of ORHP’s alleged failure to adopt and implement reasonable standards for the prompt investigation and processing of claims under its home warranty contracts. The suit seeks unspecified damages consisting of the rescission of the class members’ contracts, restitution of all sums paid by the class members, punitive damages, and declaratory and injunctive relief. No class has been certified in either action. ORHP has removed the action to the U.S. District Court for the Southern District of California. The Alabama suit alleges that ORHP pays fees to the real estate brokers who market its home warranty contracts and that the payment of such fees is in violation of Section 8(a) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA.

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc., (“Old Republic”) filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. (“Countrywide”) and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois seeking declaratory judgment to rescind or terminate various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account. In February of 2009, Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies. As of June 15, 2010, Old Republic had rescinded or denied coverage on more than 15,500 defaulted loans, based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications.

On December 31, 2009, two of the Company’s mortgage insurance subsidiaries, Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together “RMIC”) filed a Complaint for Declaratory Judgment in the Supreme Court of the State of New York, County of New York, against Countrywide Financial Corporation, Countrywide Home Loans, Inc., The Bank of New York Mellon Trust Company, N.A., BAC Home Loans Servicing, LP, and Bank of America N.A. as successor in interest to Countrywide Bank, N.A. (together “Countrywide”). The suit relates to five mortgage insurance master policies (the “Policies”) issued by RMIC to Countrywide or to the Bank of New York Mellon Trust Company as co-trustee for trusts containing securitized mortgage loans that were originated or purchased by Countrywide. RMIC has rescinded its mortgage insurance coverage on over 1,500 of the loans originally covered under the Policies based upon material misrepresentations of the borrowers in their loan applications or the negligence of Countrywide in its loan underwriting practices or procedures. Each of the coverage rescissions occurred after a borrower had defaulted and RMIC reviewed the claim and loan file submitted by Countrywide. The suit seeks the Court’s review and interpretation of the Policies’ incontestability provisions and its validation of RMIC’s investigation procedures with respect to the claims and underlying loan files.

On January 29, 2010, in response to RMIC’s suit, Countrywide served RMIC with a demand for arbitration under the arbitration clauses of the same Policies. The demand raises largely the same issues as those raised in RMIC’s suit against Countrywide, but from Countrywide’s prospective, as well as Countrywide’s and RMIC’s compliance with the terms, provisions and conditions of the Policies. The demand includes a prayer for punitive, compensatory and consequential damages. RMIC filed a motion to stay the arbitration, and Countrywide filed a motion to dismiss RMIC’s lawsuit and to compel the arbitration. On July 26, 2010, the Court granted Countrywide’s motion, ordering the matters be submitted to arbitration and dismissing the lawsuit. RMIC may elect to appeal the order.

Except in the Connecticut and New Jersey actions against the title companies, where settlement agreements have been approved, the ultimate impact of these lawsuits and the arbitration all of which seek unquantified damages, attorneys’ fees and expenses, is uncertain and not reasonably estimable. The Company and its subsidiaries intend to defend vigorously against each of the aforementioned actions. Although the Company does not believe that these actions will have a material adverse effect on its consolidated financial condition, results of operations or cash flows, there can be no assurance in those regards.

7.	Debt:

On April 29, 2009, the Company completed a public offering of $316.25 aggregate principal amount of Convertible Senior Notes. The notes bear interest at a rate of 8.0% per year, mature on May 15, 2012, and are convertible at any time prior to maturity by the holder into 86.8213 shares of common stock per one thousand dollar note.

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
8% Convertible Senior Notes due 2012	$316.2	$379.9	$316.2	$358.9
ESSOP debt with an average yield of 3.76%
and 3.85%, respectively	25.8	25.8	27.9	27.9
Other miscellaneous debt	4.7	4.7	2.5	2.5
Total debt	$346.8	$410.5	$346.7	$389.4

The credit facility supporting the Company’s $150.0 commercial paper program expired on June 18, 2010.

8.	Income Taxes:

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

9.	Merger:

On June 9, 2010, Old Republic and PMA Capital Corporation (“PMA”) entered into a merger agreement pursuant to which Old Republic will acquire all of PMA’s outstanding common stock. Under the terms of the agreement approved by the boards of directors of both companies, Old Republic will issue 0.55 shares of Old Republic common stock in exchange for each outstanding common share of PMA. Depending on the price of Old Republic’s common stock preceding the closing of the merger, the exchange ratio may be adjusted upwards or downwards, but will not exceed 0.60 or be less than 0.50. The initial exchange ratio represents a premium of approximately 15% to the closing price of PMA’s common stock on June 8, 2010, the last trading day before the signing of the merger agreement. As of the latter date, the transaction therefore attributes a total enterprise value for PMA of approximately $365, consisting of $228 for PMA common shares and $137 for its debt. The transaction is expected to close during the fourth quarter of 2010, subject to approval by PMA’s shareholders and other customary closing conditions.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2010 and 2009
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.5% of consolidated operating revenues for the six months ended June 30, 2010 and 1.8% of consolidated assets as of June 30, 2010, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

Old Republic’s second quarter and first half operating results, which exclude net realized investment gains or losses, reflected significant improvement when compared to the same periods of 2009. As noted below, substantially all of the improvement stemmed from more positive results in the Company’s Mortgage Guaranty line. The latter benefited from a combination of lower provisions for outstanding claims, and from the positive effects of largely non-recurring captive reinsurance commutations and terminations of insured mortgage pools. Second quarter and first half 2010 General Insurance pretax operating earnings were reduced by relatively higher claim costs; earnings were consequently off by 5.8% for this year’s first half. Old Republic Title Group results turned to the profit column in both 2010’s and 2009’s second quarterly periods, but remained in moderately negative territory for the first half of both years as claim and operating expenses outpaced revenue growth.

Consolidated Results – The major components of Old Republic’s consolidated results and other data for the periods reported upon are shown below:

	Quarters Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Operating revenues:
General insurance	$468.3	$507.0	-7.6%	$947.5	$1,030.8	-8.1%
Mortgage guaranty	152.1	166.5	-8.7	312.6	337.8	-7.5
Title insurance	293.5	219.0	34.0	555.6	379.3	46.5
Corporate and other	21.3	19.5	9.1	49.1	42.7	14.9
Total	$935.3	$912.2	2.5%	$1,864.9	$1,790.7	4.1%
Pretax operating income (loss):
General insurance	$29.3	$46.4	-36.8%	$98.6	$104.6	-5.8%
Mortgage guaranty	(22.1)	(137.9)	83.9	(56.3)	(282.5)	80.1
Title insurance	4.0	5.6	-28.2	(4.6)	(3.4)	-34.5
Corporate and other	(3.2)	(0.1)	N/M	(1.4)	2.4	-157.0
Sub-total	7.9	(86.0)	109.2	36.2	(178.8)	120.3
Realized investment gains (losses):
From sales	72.8	0.3		75.8	0.3
From impairments	-	-		-	-
Net realized investment gains (losses)	72.8	0.3	N/M	75.8	0.3	N/M
Consolidated pretax income (loss)	80.8	(85.6)	194.3	112.1	(178.4)	162.8
Income taxes (credits)	23.3	(69.8)	133.5	29.5	(108.6)	127.2
Net income (loss)	$57.4	$(15.8)	461.4%	$82.5	$(69.8)	218.2%

Consolidated underwriting ratio:
Benefits and claim ratio	60.4%	78.8%	60.0%	81.3%
Expense ratio	48.8	42.3	48.1	41.0
Composite ratio	109.2%	121.1%	108.1%	122.3%

Components of diluted
earnings per share:
Net operating income (loss)	$0.05	$(0.21)	123.8%	$0.16	$(0.44)	136.4%
Net realized investment gains (losses)	0.18	0.14		0.19	0.14
Net income (loss)	$0.23	$(0.07)	428.6%	$0.35	$(0.30)	216.7%

Cash dividends paid per share	$0.1725	$0.1700	1.5%	$0.3450	$0.3400	1.5%

N/M: Not meaningful

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

The above table shows both operating and net income (loss) to highlight the effects of realized investment gain or loss recognition on period-to-period comparisons. Realized gains in this year’s second quarter and first half resulted from sales of securities, some of which had been impaired in prior years. The following summary shows the composition of realized gains shown in the above table.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Realized gains (losses) from sales applicable to
previously impaired securities:
Actual tax basis (loss) on sales	$(44.0)	$-	$(44.0)	$-
GAAP valuation impact of the original
impairment charge on securities sold	71.9	-	71.9	-
Net total	27.9	-	27.9
Net realized gains from sales of all other securities	44.9	0.3	47.9	0.3
Net realized gains from all securities sales	$72.8	$0.3	$75.8	$0.3

General Insurance Results – Second quarter and first half general insurance earnings were marred by poorer underwriting performance when compared to the same periods of 2009. Key indicators of this segment’s operating performance are shown in the following table.

	General Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Net premiums earned	$401.0	$440.7	-9.0%	$812.8	$898.1	-9.5%
Net investment income	64.7	63.5	1.8	129.3	127.0	1.8
Pretax operating income (loss)	$29.3	$46.4	-36.8%	$98.6	$104.6	-5.8%

Claim ratio	79.4%	75.9%	74.9%	75.3%
Expense ratio	27.8	26.8	27.3	26.2
Composite ratio	107.2%	102.7%	102.2%	101.5%

The continuation of a soft pricing environment and recessionary conditions have constrained premium growth during the past thirty months or so. Lessened economic activity affects such factors as sales and employment levels, both of which are important elements upon which Old Republic’s insurance premiums are based. While the General Insurance Group’s year-over-year invested asset base grew by approximately 5.5% through mid-year 2010, net investment income was up negligibly in this year’s quarterly and year-to-date periods due to a low yield environment.

As the above table shows, the overall 2010 claim ratio rose during the second quarter compared to the year ago quarter and remained relatively unchanged in the year-to-date comparison. Most general insurance coverages reflected relatively stable underwriting performance except for the consumer credit indemnity (“CCI”) product line. The CCI coverage continued to produce significantly adverse claim experience even though consumer loan delinquency rates have subsided fairly steadily since mid-year 2009. The greater CCI claim costs were driven by both higher payment trends and by increased claim resolution activity with insured lending institutions. As a result, the CCI coverage impacted negatively the general insurance claim ratio by 11.0 and 7.4 percentage points in this year’s second quarter and first half, respectively. The equivalent impacts in 2009’s second quarter and first half were 6.7 and 7.2 percentage points, respectively.

The general insurance expense ratio edged up slightly in the 2010 periods reported upon as a small reduction in total operating expenses lagged the larger decline in earned premiums.

Mortgage Guaranty Results – Operating results for the Company’s mortgage guaranty segment improved significantly as downward trends in traditional primary delinquencies resulted in lower claim provisions. Second quarter and year-to-date 2010 pretax operating results also benefited from gains produced by commutations of captive reinsurance agreements and the termination of certain insured mortgage pools. Key indicators of this segment’s performance are shown in the following table.

	Mortgage Guaranty Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Net premiums earned	$129.1	$141.5	-8.8%	$265.4	$286.8	-7.5%
Net investment income	21.9	22.2	-1.0	45.1	44.6	1.0
Pretax operating income (loss)	$(22.1)	$(137.9)	83.9%	$(56.3)	$(282.5)	80.1%

Claim ratio	119.0%	197.7%	123.2%	198.8%
Expense ratio	13.8	14.2	13.6	14.0
Composite ratio	132.8%	211.9%	136.8%	212.8%

As noted above, the Mortgage Guaranty Group negotiated the termination of certain captive reinsurance agreements and pool insurance contracts in this year’s first half. In combination these transactions lowered the Company’s pretax loss for the second quarter and first half of the year by approximately $26.7 and $62.6, respectively. As a further consequence, these 2010 transactions resulted in a reduction of operating cash flow of $124.2 and $291.4, respectively. First half 2009 mortgage guaranty operations were generally unaffected by these types of transactions.

The reinsurance commutations led to additional net premiums earned of $5.3 and $10.7 for the second quarter and first half of 2010, respectively. These premiums are intended to cover the Company’s assumption of future losses related to the terminated agreements. Pursuant to GAAP accounting methodology, however, such premiums must be recognized as income upon receipt rather than being deferred to future periods when the related claim costs are expected to arise. The cancellation of pool insurance contracts resulted in a reduction of second quarter and year-to-date incurred claims by approximately $21.4 and $51.7, respectively. Taken together all of these transactions also reduced the incurred claim ratio for the second quarter and first half of 2010 by approximately 22.4 and 25.5 percentage points, respectively. In a related effect, they increased the paid claim ratio by 94.6 and 108.6 percentage points, respectively.

Leaving aside the incremental premium income generated by the captive reinsurance commutations, mortgage guaranty group earned premiums continued to decline in the first half of 2010. The decline resulted from lower volumes of new insurance and higher premium refunds related to claim rescissions. New business volume reflected continued weakness due to the downturn in overall mortgage originations, lower industry market penetration, and the continuing effects of the more selective underwriting guidelines in place since late 2007.

Year-to-date net investment income grew only slightly as the Company’s invested asset base declined from the previous year end due to higher disbursements for claims and the afore-noted termination of insured mortgage pools.

Second quarter and year-to-date recurring claim costs were significantly lower in comparison to the same periods of 2009 as a result of a downward trend in reported and outstanding traditional primary loan delinquencies, and from the continuation of historically high levels of claim rescissions and denials. The following table shows the major components of incurred losses including the above noted effects of captive reinsurance and pool insurance contract terminations.

		Mortgage Guaranty Group
		Quarters Ended		Six Months Ended
		June 30,		June 30,
		2010	2009	2010	2009
	Components of incurred claim ratio as a
	percent of earned premiums:
	Paid claims:
	Excluding captive and pool transactions	139.5%	111.6%	126.7%	109.3%
	Captive and pool transactions	94.6	-	108.6	-
	Paid claim ratio	234.1	111.6	235.3	109.3
	Claim reserve provisions:
	Excluding captive and pool transactions	1.9	86.1	22.0	89.5
	Captive and pool transactions	-117.0	-	-134.1	-
	Claim reserve provision ratio	-115.1	86.1	-112.1	89.5
Incurred claim ratio:	Overall, as reported	119.0%	197.7%	123.2%	198.8%
	Excluding captive and
	pool transactions	141.4%	197.7%	148.7%	198.8%

Production and operating expense ratios for all periods reported upon reflect continued success in expense management.

Title Insurance Results – Old Republic’s title business continued to reflect the operating momentum that emerged in last year’s second quarter. Key performance indicators are shown in the following table.

	Title Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Net premiums and fees earned	$286.6	$213.0	34.6%	$541.8	$367.3	47.5%
Net investment income	6.6	6.0	10.0	13.2	11.9	11.4
Pretax operating income (loss)	$4.0	$5.6	-28.2%	$(4.6)	$(3.4)	-34.5%

Claim ratio	7.7%	7.6%	7.5%	7.2%
Expense ratio	93.5	92.2	95.9	96.7
Composite ratio	101.2%	99.8%	103.4%	103.9%

Net premiums and fees reflected accelerating growth as the Title Group continued to gain market share from industry dislocations and consolidation. The consolidation of accounts from the Florida joint underwriting venture formed in mid-year 2009 also added to this year’s revenue stream. A greater invested asset base generated meaningful investment income growth even though market yields remain at relatively low levels.

Claim costs rose at a somewhat quicker pace than premiums and fees as the Company added moderately to reserve provisions in consideration of recent claim emergence trends. Growth in production and general operating expenses reflected the greater costs associated with the much higher level of premiums and fees.

Corporate and Other Operations – The Company’s small life and health business and the net costs associated with the parent company and its internal services subsidiaries produced a loss in this year’s second quarter and first half. Period-to-period variations in the results posted by these relatively minor elements of Old Republic’s operations usually stem from volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest costs on intra-system financing arrangements. Volatility was particularly accentuated in this year’s second quarter and first half due to much higher net life insurance death claim provisions, and by certain operating expenses covering executive transition costs at the holding company level. A summary of the corporate and other operations follows:

	Quarters Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Life & health premiums earned	$18.7	$16.5	13.3%	$43.8	$36.9	18.6%
Net investment income	1.7	1.9	-10.6	3.5	3.5	-
Other income	0.8	1.0	-18.7	1.7	2.2	-22.5
Benefits and claims	10.1	8.9	14.0	21.3	18.1	17.5
Insurance expenses	10.6	9.1	16.2	23.1	21.4	7.9
Corporate and other expenses-net	3.7	1.6	129.6	6.0	0.6	N/M
Pretax operating income (loss)	$(3.2)	$(0.1)	N/M %	$(1.4)	$2.4	-157.0%

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:

					% Change
		June	December	June	June '10/	June '10/
		2010	2009	2009	Dec '09	June '09
Cash and invested assets:	Fair value basis	$9,757.4	$9,879.0	$9,389.9	-1.2%	3.9%
	Original cost basis	$9,311.8	$9,625.9	$9,521.9	-3.3%	-2.2%

Shareholders’ equity:	Total	$3,983.8	$3,891.4	$3,753.1	2.4%	6.1%
	Per common share	$16.84	$16.49	$15.93	2.1%	5.7%

Composition of shareholders’ equity per share:
Equity before items below		$14.99	$14.99	$15.46	-%	-3.0%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		1.85	1.50	0.47
Total		$16.84	$16.49	$15.93	2.1%	5.7%

Consolidated cash flow from operating activities produced a deficit of $211.3 for the first half of 2010. This compares to positive operating cash flow of $280.4 for the same period in 2009. This year’s significant reduction was largely due to the net operating cash flow impact of the previously discussed mortgage guaranty pool terminations.

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

Total equity investments include Old Republic’s common stock holdings in two leading publicly held mortgage guaranty (“MI”) businesses (MGIC Investment Corp. and The PMI Group). These stocks were acquired in 2007 and 2008 as passive long-term investment additions for a core segment of Old Republic’s business in anticipation of a recovery of the MI industry in 2010. In management’s judgment, the past three years’ depressed market valuations of companies operating in the housing and mortgage-lending sectors of the American economy have been impacted significantly by the cyclical and macroeconomic conditions affecting these sectors, and by the dysfunctionality of the banking and mortgage-lending industries. As shown in the following table, the June 30, 2010 aggregate fair value of the two securities was still significantly below the original cost but approximately 58% above the other-than-temporarily-impaired level to which they were written down in 2008.

		As of and for Periods Ended:
		June 30,	December 31,
		2010	2009	2008
Total value of the two MI investments:	Original cost	$313.2	$416.4	$416.4
	Impaired cost	75.6	106.8	106.8
	Fair value	119.6	130.7	82.7
	Underlying equity(*)	$187.4	$274.6	$515.9

	Pretax other-than-temporary impairments
	recorded in income statement of the period	$-	$-	$(375.5)
	Pretax unrealized investment gains (losses)
	recorded directly in shareholders’ equity account:
	For the period	$20.1	$48.0	$(24.1)
	Cumulatively	$44.0	$23.9	$(24.1)

(*) Underlying equity based on latest reports (which may lag by one quarter) issued by investees.

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and impairments or changes in market valuations of invested assets during the periods shown below:

	Shareholders’ Equity Per Share
	Quarter	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2010	2009
Beginning balance	$16.90	$16.49	$15.91
Changes in shareholders’ equity:
Net operating income (loss)	0.04	0.14	(0.44)
Net realized investment gains (losses):
From sales	0.20	0.21	-
From impairments	-	-	0.14
Subtotal	0.20	0.21	0.14
Net unrealized investment gains (losses)	(0.13)	0.34	0.61
Total realized and unrealized investment gains (losses)	0.07	0.55	0.75
Cash dividends	(0.17)	(0.34)	(0.34)
Stock issuance, foreign exchange, and other transactions	-	-	0.05
Net change	(0.06)	0.35	0.02
Ending balance	$16.84	$16.84	$15.93

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

In recent years, the Financial Accounting Standards Board (“FASB”) has issued various releases requiring additional financial statement disclosures, and to provide guidance relative to the application of such releases. Of particular pertinence to the Company’s financial statements are certain disclosures relating to uncertainties affecting income tax provisions and methodologies for establishing the fair value and recording of other-than-temporary impairments of securities. The requisite disclosures and explanations of those matters have been included in the footnotes to the Company’s financial statements.

FINANCIAL POSITION

The Company’s financial position at June 30, 2010 reflected decreases in assets and liabilities of 1.6% and 3.0%, respectively, and an increase in common shareholders’ equity of 2.4% when compared to the immediately preceding year-end. Cash and invested assets represented 69.8% and 69.6% of consolidated assets as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, cash and invested assets decreased 1.2% to $9,757.4 as a result of negative operating cash flows offset by an increase in the fair value of investments.

Investments - During the first six months of 2010 and 2009, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities. At both June 30, 2010 and 2009, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains little or no insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At June 30, 2010, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2010. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	June 30,	December 31,
	2010	2009
Aaa	20.9%	22.3%
Aa	18.5	20.3
A	31.3	30.3
Baa	27.9	25.7
Total investment grade	98.6	98.6
All other (b)	1.4	1.4
Total	100.0%	100.0%

(a)
Credit quality ratings used are those assigned primarily by Moody’s for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor’s (“S&P”) for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody’s ratings classifications.

(b)	“All other” includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	June 30, 2010
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$18.1		$1.5
Energy	5.3		.5
Retail	4.1		.2
Industrial	6.5		-
Total	$34.1	(c)	$2.4

(c)	Represents .4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	June 30, 2010
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$34.8		$3.5
Banking	7.2		.5
Industrial	4.5		-
Utilities	2.5		-
Other (includes 6 industry groups)	10.5		.1
Total	$59.7	(d)	$4.2

(d)	Represents .8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	June 30, 2010
			Gross
			Unrealized
	Cost		Losses
Equity Securities by Industry Concentration:
Index Funds	$112.8		$19.7
Energy	23.7		4.1
Utilities	73.0		4.0
Health Care	21.5		3.1
Other (includes 5 industry groups)	37.2		1.6
Total	$268.4	(e)	$32.7	(f)

(e)	Represents 65.2% of the total equity securities portfolio.
(f)	Represents 7.9% of the adjusted cost of the total equity securities portfolio, while gross unrealized gains represent 41.8% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	June 30, 2010
	Amortized Cost
	of Fixed Maturity Securities		Gross Unrealized Losses
		Non-		Non-
		Investment		Investment
	All	Grade Only	All	Grade Only
Maturity Ranges:
Due in one year or less	$4.5	$-	$-	$-
Due after one year through five years	49.8	12.7	3.3	.9
Due after five years through ten years	38.5	21.3	2.9	1.4
Due after ten years	.9	-	.3	-
Total	$93.8	$34.1	$6.6	$2.4

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	June 30, 2010
	Amount of Gross Unrealized Losses
	Less than			Total Gross
	20% of	20% to 50%	More than	Unrealized
	Cost	of Cost	50% of Cost	Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$4.2	$-	$-	$4.2
Seven to twelve months	-	-	-	-
More than twelve months	2.0	.3	-	2.3
Total	$6.3	$.3	$-	$6.6
Equity Securities:
One to six months	$13.6	$-	$-	$13.6
Seven to twelve months	-	-	-	-
More than twelve months	18.9	-	-	19.0
Total	$32.6	$-	$-	$32.7

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	14	-	-	14
Seven to twelve months	2	-	-	2
More than twelve months	8	1	-	9
Total	24	1	-	25	(g)
Equity Securities:
One to six months	29	-	-	29
Seven to twelve months	-	-	-	-
More than twelve months	1	1	-	2
Total	30	1	-	31	(g)

(g)	At June 30, 2010 the number of issues in an unrealized loss position represent 1.4% as to fixed maturities, and 73.8% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (June 30, 2010 in the above table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	June 30,	December 31,
	2010	2009
Maturity Ranges:
Due in one year or less	11.2%	9.3%
Due after one year through five years	51.9	55.0
Due after five years through ten years	36.2	34.9
Due after ten years through fifteen years	.7	.8
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.3	4.4
Duration (h)	3.7	3.8

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.7 as of June 30, 2010 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.7%.

Composition of Unrealized Gains (Losses)

	June 30,	December 31,
	2010	2009
Fixed Maturity Securities:
Amortized cost	$7,585.9	$7,896.2
Estimated fair value	8,152.2	8,326.8
Gross unrealized gains	573.0	448.0
Gross unrealized losses	(6.6)	(17.4)
Net unrealized gains (losses)	$566.3	$430.5

Equity Securities:
Original cost	$657.3	$674.9
Adjusted cost(*)	411.9	357.5
Estimated fair value	551.6	502.9
Gross unrealized gains	172.3	159.0
Gross unrealized losses	(32.7)	(13.7)
Net unrealized gains (losses)	$139.6	$145.3

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. From time to time additional cash needs are also met by accessing Old Republic’s commercial paper program and/or the debt and equity capital markets. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $295.6 in dividends from its subsidiaries in 2010 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. The credit facility supporting the Company’s $150.0 commercial paper program expired on June 18, 2010. The Company is in the process of renewing the credit facility and expects to complete the renewal during the third quarter 2010.

Capitalization - Old Republic’s total capitalization of $4,330.6 at June 30, 2010 consisted of debt of $346.8 and common shareholders' equity of $3,983.8. Changes in the common shareholders’ equity account reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 29 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year’s cash dividend rate, the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management’s long-term expectations for the Company’s consolidated business.

Under state insurance regulations, the Company’s three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. If a company’s risk to capital ratio exceeds the limit or its capital falls below the minimum prescribed levels, absent expressed regulatory approval, it may be prohibited from writing new business until its risk to capital ratio falls below the limit or it reestablishes the required minimum levels of capital. At June 30, 2010, the statutory risk to capital ratio was 23.0:1 for the three companies combined. A continuation of operating losses could further reduce statutory surplus thus increasing the risk to capital ratio which the Company evaluates on a quarterly basis.

In anticipation that the Company’s principal mortgage insurance subsidiary, Republic Mortgage Insurance Company (“RMIC”), will breach the minimum capital requirement during 2010, RMIC has requested and received waivers of the minimum policyholder position requirements from the regulatory authorities in the following states: Arizona, Florida, Idaho, Illinois, Iowa, Kansas, North Carolina, Oregon, and Wisconsin. RMIC has made similar requests to the insurance regulators in other states that have similar minimum capital or maximum risk-to-capital requirements. New insurance written in the states that have not issued a waiver to RMIC represented 27.6% of the total for the six months ended June 30, 2010.

The Company has access to various capital resources including dividends from its subsidiaries, holding company investments, and access to debt and equity capital markets. At June 30, 2010, the Company’s consolidated debt to equity ratio was 8.7%. This relatively low level of financial leverage should provide the Company with additional borrowing capacity to meet its capital commitments.

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

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 37.3% of 2010 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 62.7% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
						% Change
						from prior
	General	Mortgage	Title	Other	Total	period
Years Ended December 31:
2007	$2,155.1	$518.2	$850.7	$77.0	$3,601.2	5.9%
2008	1,989.3	592.5	656.1	80.1	3,318.1	-7.9
2009	1,782.5	644.5	888.4	73.3	3,388.9	2.1
Six Months Ended June 30:
2009	898.1	286.8	367.3	36.9	1,589.3	-5.5
2010	812.8	265.4	541.8	43.8	1,663.9	4.7
Quarters Ended June 30:
2009	440.7	141.5	213.0	16.5	811.8	-2.8
2010	$401.0	$129.1	$286.6	$18.7	$835.4	2.9%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial			Inland
	Automobile			Marine
	(mostly	Workers’	Financial	and	General
	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended December 31:
2007	35.0%	23.5%	13.8%	9.3%	7.8%	10.6%
2008	34.9	21.0	16.1	9.7	7.5	10.8
2009	36.6	21.7	13.5	9.5	8.0	10.7
Six Months Ended June 30:
2009	35.7	22.0	13.8	9.6	8.3	10.6
2010	40.4	21.1	10.7	9.5	7.1	11.2
Quarters Ended June 30:
2009	36.2	21.5	13.0	9.5	8.1	11.7
2010	41.4%	19.4%	9.9%	9.6%	7.1%	12.6%

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
	Traditional
New Insurance Written:	Primary	Bulk	Other	Total
Years Ended December 31:
2007	$31,841.7	$10,800.3	$901.6	$43,543.7
2008	20,861.9	3.5	1,123.5	21,989.0
2009	7,899.2	-	.5	7,899.8
Six Months Ended June 30:
2009	4,785.2	-	.5	4,785.8
2010	1,712.6	-	-	1,712.6
Quarters Ended June 30:
2009	2,573.2	-	-	2,573.2
2010	$964.2	$-	$-	$964.2

	Traditional
New Risk Written by Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2007	$7,844.5	$724.5	$15.2	$8,584.4
2008	4,815.0	.6	11.8	4,827.5
2009	1,681.7	-	-	1,681.7
Six Months Ended June 30:
2009	1,011.2	-	-	1,011.2
2010	400.7	-	-	400.7
Quarters Ended June 30:
2009	542.8	-	-	542.8
2010	$232.4	$-	$-	$232.4

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:			Traditional
Years Ended December 31:	Direct	Net	Primary	Bulk
2007	$612.7	$518.2	77.6%	73.7%
2008	698.4	592.5	83.9	88.4
2009	648.6	644.5	82.8	88.3
Six Months Ended June 30:
2009	335.8	286.8	83.3	90.8
2010	283.5	265.4	84.3%	87.5%
Quarters Ended June 30:
2009	165.5	141.5
2010	$137.7	$129.1

While there is no consensus in the marketplace as to the precise definition of “sub-prime”, Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.6% of total net risk in force, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
	Traditional
Net Risk in Force By Type:	Primary	Bulk	Other	Total
As of December 31:
2007	$18,808.5	$2,539.9	$511.1	$21,859.5
2008	20,463.0	2,055.0	457.0	22,975.1
2009	18,727.9	1,776.7	297.2	20,801.9
As of June 30:
2009	19,202.8	1,941.5	330.3	21,474.6
2010	$17,698.1	$1,279.5	$264.4	$19,242.1

Analysis of Risk in Force
			FICO
	FICO less	FICO 620	Greater	Unscored/
Risk in Force Distribution By FICO Scores:	than 620	to 680	than 680	Unavailable

Traditional Primary:
As of December 31:
2007	8.5%	33.6%	55.1%	2.8%
2008	7.0	30.5	60.5	2.0
2009	6.5	28.8	63.1	1.6
As of June 30:
2009	6.7	29.7	61.9	1.7
2010	6.4%	28.1%	63.9%	1.6%

Bulk(a):
As of December 31:
2007	19.4%	34.9%	45.4%	.3%
2008	18.2	33.7	47.9	.2
2009	17.6	33.1	49.2	.1
As of June 30:
2009	17.8	33.3	48.7	.2
2010	22.8%	31.9%	45.2%	.1%

	LTV	LTV	LTV	LTV
	85.0	85.01	90.01	Greater
Risk in Force Distribution By Loan to Value (“LTV”) Ratio:	and below	To 90.0	To 95.0	than 95.0

Traditional Primary:
As of December 31:
2007	4.7%	34.4%	32.0%	28.9%
2008	5.1	35.5	31.6	27.8
2009	5.3	36.4	31.6	26.7
As of June 30:
2009	5.3	36.1	31.4	27.2
2010	5.3%	36.5%	31.8%	26.4%

Bulk(a):
As of December 31:
2007	62.0%	20.9%	9.3%	7.8%
2008	63.5	20.1	8.6	7.8
2009	65.9	18.4	7.8	7.9
As of June 30:
2009	65.6	18.6	7.8	8.0
2010	57.2%	22.8%	9.8%	10.2%

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2007	8.9%	7.7%	5.3%	5.2%	3.4%	4.5%	3.1%	2.8%	4.5%	3.8%
2008	8.3	8.1	5.2	5.2	3.2	5.5	3.1	2.9	4.4	3.8
2009	8.1	8.5	5.2	5.1	3.2	5.5	3.1	2.9	4.5	4.0
As of June 30:
2009	8.2	8.3	5.2	5.1	3.1	5.7	3.1	2.9	4.4	3.9
2010	7.8%	8.6%	5.2%	5.0%	3.2%	5.3%	3.1%	2.9%	4.6%	4.1%

(a)	Bulk pool risk in-force, which represented 31.9% of total bulk risk in-force at June 30, 2010, has been allocated pro-rata based on insurance in-force.

	Bulk (a)
	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2007	9.3%	4.8%	4.2%	4.1%	3.1%	17.5%	3.4%	4.2%	3.0%	5.5%
2008	10.0	4.6	4.0	3.9	3.1	18.2	3.4	4.3	2.9	5.4
2009	10.4	4.6	4.0	4.0	3.2	17.8	3.5	4.1	3.0	5.4
As of June 30:
2009	10.1	4.7	4.0	3.9	3.2	17.8	3.4	4.2	3.0	5.5
2010	9.9%	5.2%	4.3%	4.0%	3.8%	16.2%	3.2%	3.7%	3.1%	5.7%

	Full	Reduced
Risk in Force Distribution By Level of Documentation:	Docu-	Docu-
	Mentation	Mentation
Traditional Primary:
As of December 31:
2007	88.0%	12.0%
2008	90.0	10.0
2009	91.1	8.9
As of June 30:
2009	90.4	9.6
2010	91.8%	8.2%

Bulk (a):
As of December 31:
2007	49.6%	50.4%
2008	49.1	50.9
2009	49.4	50.6
As of June 30:
2009	49.2	50.8
2010	57.1%	42.9%

Risk in Force Distribution By Loan Type:	Fixed Rate
	& ARMS	ARMS
	with resets	with resets
	>= 5 years	< 5 years
Traditional Primary:
As of December 31:
2007	94.4%	5.6%
2008	95.8	4.2
2009	96.3	3.7
As of June 30:
2009	95.9	4.1
2010	96.6%	3.4%

Bulk (a):
As of December 31:
2007	70.9%	29.1%
2008	74.4	25.6
2009	75.4	24.6
As of June 30:
2009	75.3	24.7
2010	69.3%	30.7%

(a)	Bulk pool risk in-force, which represented 31.9% of total bulk risk in-force at June 30, 2010, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
		Independent
		Title
	Direct	Agents &
	Operations	Other
Years Ended December 31:
2007	32.1%	67.9%
2008	36.8	63.2
2009	38.5	61.5
Six Months Ended June 30:
2009	43.0	57.0
2010	37.3	62.7
Quarters Ended June 30:
2009	42.6	57.4
2010	38.0%	62.0%

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

						Fair	Invested
	Invested Assets at Adjusted Cost					Value	Assets at
				Corporate		Adjust-	Fair
	General	Mortgage	Title	and Other	Total	ment	Value
As of December 31:
2008	$5,618.7	$2,099.7	$545.8	$417.5	$8,681.8	$1.0	$8,682.9
2009	5,670.9	2,466.3	615.2	355.2	9,107.8	580.6	9,688.4
As of June 30:
2009	5,668.8	2,342.4	597.4	378.6	8,987.4	224.3	9,211.7
2010	$5,642.5	$2,240.4	$593.7	$403.4	$8,880.0	$706.5	$9,586.6

	Net Investment Income					Yield at
				Corporate		Original	Fair
	General	Mortgage	Title	and Other	Total	Cost	Value
Years Ended
December 31:
2007	$260.8	$79.0	$27.3	$12.7	$379.9	4.58%	4.52%
2008	253.6	86.8	25.1	11.6	377.3	4.27	4.33
2009	258.9	92.0	25.2	7.2	383.5	4.15	4.17
Six Months Ended
June 30:
2009	127.0	44.6	11.9	3.5	187.1	4.07	4.18
2010	129.3	45.1	13.2	3.5	191.3	4.12	3.97
Quarters Ended
June 30:
2009	63.5	22.2	6.0	1.9	93.7	4.03	4.14
2010	$64.7	$21.9	$6.6	$1.7	$95.0	4.10%	3.92%

Revenues: Net Realized Gains (Losses)

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first six months of 2010 and 2009, 35.3% and 93.5%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. The 2010 realized gains on fixed maturity securities reflect the sale of certain tax-exempt municipal bonds. Additionally, the gains on equity securities reflect the recovery of value realized upon the sale of a previously impaired common stock security. All sales proceeds were redirected to taxable bonds with higher investment yields and a diversified portfolio of equity securities, with concentrations within the utility and energy industries. A significant portion of Old Republic’s indexed stock portfolio was sold at a gain during 2007, with proceeds redirected to a more concentrated, select list of common stocks expected to provide greater long-term total returns.

	Realized Gains (Losses) on
	Disposition of Securities			Impairment Losses on Securities
		Equity			Equity
		securities			securities		Net
	Fixed	and miscell-		Fixed	and miscell-		realized
	maturity	aneous		maturity	aneous		gains
	securities	investments	Total	securities	investments	Total	(losses)
Years Ended
December 31:
2007	$2.2	$68.1	$70.3	$-	$-	$-	$70.3
2008	(25.0)	20.9	(4.1)	(11.5)	(470.7)	(482.3)	(486.4)
2009	4.2	11.7	15.9	(1.5)	(8.0)	(9.5)	6.3
Six Months Ended
June 30:
2009	.9	(.6)	.3	-	-	-	.3
2010	40.3	35.4	75.8	-	-	-	75.8
Quarters Ended
June 30:
2009	.9	(.6)	.3	-	-	-	.3
2010	$37.4	$35.5	$72.8	$-	$-	$-	$72.8

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years’ claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of June 30, 2010 and December 31, 2009:

	Claim and Loss Adjustment Expense Reserves
	June 30, 2010		December 31, 2009
	Gross	Net	Gross	Net

Commercial automobile (mostly trucking)	$1,080.2	$892.9	$1,049.4	$860.5
Workers’ compensation	2,268.5	1,277.9	2,258.1	1,285.6
General liability	1,253.8	628.0	1,281.8	638.7
Other coverages	606.5	413.2	649.1	444.7
Unallocated loss adjustment expense reserves	145.6	105.9	141.9	104.7
Total general insurance reserves	5,354.9	3,318.1	5,380.4	3,334.3

Mortgage guaranty	1,926.5	1,664.4	2,225.6	1,962.6
Title	260.3	260.3	260.8	260.8
Life and health	25.7	21.7	29.0	21.5
Unallocated loss adjustment expense reserves -
other coverages	20.1	20.1	19.1	19.1
Total claim and loss adjustment expense reserves	$7,587.7	$5,284.9	$7,915.0	$5,598.5
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$167.3	$132.9	$172.8	$136.9
% of total general insurance reserves	3.1%	4.0%	3.2%	4.1%

Changes in aggregate case, IBNR, and loss adjustment expense reserves are shown in the following table:

	Six Months Ended June 30,
	2010	2009
Reserve increase(decrease):
General Insurance	$(16.1)	$(7.4)
Mortgage Guaranty	(297.5)	256.7
Title Insurance	-	(7.9)
Other	.2	-
Total	$(313.5)	$241.3

IBNR reserves carried in each segment were as follows:

	June 30,	December 31,
	2010	2009
General Insurance	$1,656.7	$1,621.6
Mortgage Guaranty	42.2	39.7
Title Insurance	190.1	191.3
Other	7.6	9.4
Total	$1,896.6	$1,862.0

The Company’s reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses, including incurred but not reported losses and loss adjustment expenses. The establishment of claim reserves by the Company’s insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management’s judgment in interpreting all such factors. At any point in time, the Company is exposed to possibly higher or lower than anticipated claim costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are often referred to as unfavorable development whereas any changes that decrease previous estimates of the Company’s ultimate liability are referred to as favorable development. Most of the decline in mortgage guaranty reserves at June 30, 2010 resulted from the previously discussed cancellation of certain pool insurance policies.

Overview of Loss Reserving Process

The Company’s reserve setting process reflects the nature of its insurance business and the decentralized basis upon which it is conducted. Old Republic’s general insurance operations encompass a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company’s insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds’ inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers’ (“E&O/D&O”) liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judged or jury verdicts. Approximately 88% of the general insurance group’s claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

The Company prepares periodic analyses of its loss reserve estimates for its significant insurance coverages. It establishes point estimates for most losses on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, individual accounts, blocks of business or other unique concentrations of insurance risks such as directors and officers’ liability, that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized as such in setting these reserves. Instead the reported reserves encompass the Company’s best point estimates at each reporting date and the overall reserve level at any point in time therefore represents the compilation of a very large number of reported reserve estimates and the results of a variety of formula calculations largely driven by statistical analysis of historical data. Reserve releases or additions are implicitly covered by the point estimates incorporated in total reserves at each balance sheet date. The Company does not project future variability or make an explicit provision for uncertainty when determining its best estimate of loss reserves, although, over the most recent ten-year period management’s estimates have developed slightly favorably on an overall basis.

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2007	67.8%	118.8%	6.6%	60.2%
2008	73.0	199.3	7.0	81.8
2009	76.3	176.0	7.9	76.7
Six Months Ended June 30:
2009	75.3	198.8	7.2	81.3
2010	74.9	123.2	7.5	60.0
Quarters Ended June 30:
2009	75.9	197.7	7.6	78.8
2010	79.4%	119.0%	7.7%	60.4%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claims Ratios by Type of Coverage
		Commercial			Inland
		Automobile			Marine
	All	(mostly	Workers’	Financial	and	General
	Coverages	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended
December 31:
2007	67.8%	74.0%	70.9%	69.6%	54.9%	59.9%	55.9%
2008	73.0	76.1	69.4	95.0	60.5	64.4	53.9
2009	76.3	71.5	74.9	117.8	63.0	65.6	60.1
Six Months Ended
June 30:
2009	75.3	72.0	72.9	120.1	61.1	60.4	58.1
2010	74.9	73.7	73.8	120.2	56.4	55.8	67.1
Quarters Ended
June 30:
2009	75.9	69.2	76.5	120.3	64.3	61.7	58.0
2010	79.4%	70.9%	75.9%	160.4%	63.0%	59.1%	63.7%

The overall general insurance claims ratio reflects reasonably consistent trends, excluding the impact of Old Republic’s consumer credit indemnity (“CCI”) business, for the past three years. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in the periods shown was driven principally by greater claim frequencies experienced in Old Republic’s CCI coverage. Even though consumer loan delinquency rates have subsided fairly steadily since mid-year 2009, the greater CCI claims costs in the current 2010 quarter were driven by both higher payment trends and by increased claim resolution activity with insured lending institutions. During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily due to the commercial automobile, general aviation, and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in workers’ compensation coverages, by ongoing development of asbestos and environmental (“A&E”) claim reserves, and by unfavorable development of the CCI reserves. Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages’ reserves, typically workers’ compensation, deemed assignable to A&E category of losses.

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 9.8 years (gross) and 13.4 years (net of reinsurance) as of June 30, 2010 and 8.4 years (gross) and 11.5 years (net of reinsurance) as of December 31, 2009. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 1.4% of general insurance group net incurred losses for the five years ended December 31, 2009.

Mortgage guaranty claims ratios were lower in the second quarter and second half of 2010 primarily as a result of downward trends in outstanding traditional primary loan delinquencies. As indicated in the above Executive Summary section, the Mortgage Guaranty Group negotiated the termination of certain captive reinsurance agreements and pool insurance contracts in this year’s first half. Taken together all of these transactions reduced the incurred claims ratio for the second quarter and first half of 2010 by approximately 22.4 and 25.5 percentage points, respectively. These claims ratios had risen through year-end 2009 principally as a result of higher reserve provisions and paid losses. Reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower’s ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower’s ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigations costs, legal fees, and accumulated interest expenses.

In common with all other insurance lines, mortgage guaranty paid and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. Claims not paid by virtue of coverage rescissions and claims denials amounted to $371.8 and $306.6 for the six months ended June 30, 2010 and 2009, respectively. In a similar vein, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves entering into the determination of incurred claim costs take into account a large number of variables including changes in claim cost estimates for anticipated coverage rescissions and claims denials of $(733.8) and $400.1 for the six months ended June 30, 2010 and 2009, respectively.

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:
	Average Paid Claim
	Amount (a)		Delinquency Ratio
	Traditional		Traditional
	Primary	Bulk	Primary	Bulk
Years Ended December 31:
2007	$32,214	$34,951	5.47%	6.85%
2008	43,532	56,481	10.34	17.17
2009	48,492	59,386	16.83	30.81
Six Months Ended June 30:
2009	49,596	61,510	12.91	24.57
2010	47,979	58,393	16.56%	25.49%
Quarters Ended June 30:
2009	50,212	61,270
2010	$48,062	$54,439

(a)	Amounts are in whole dollars.

	Traditional Primary Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2007	7.7%	4.5%	7.2%	5.4%	8.1%	6.7%	5.4%	4.1%	4.8%	5.2%
2008	21.9	7.1	11.1	10.8	11.0	19.8	11.4	8.1	7.6	7.7
2009	34.1	10.6	18.8	19.5	16.4	30.5	21.1	13.9	12.3	11.6
As of June 30:
2009	27.9	7.7	13.7	14.2	12.5	25.3	15.8	10.7	9.0	9.1
2010	34.2%	10.2%	18.6%	19.9%	16.3%	28.0%	21.1%	13.4%	12.3%	11.3%

	Bulk Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	CO	AZ
As of December 31:
2007	7.8%	5.4%	7.3%	8.6%	10.6%	7.0%	6.6%	6.6%	5.8%	5.1%
2008	27.0	10.2	16.3	19.1	17.1	22.4	16.0	13.8	9.8	18.2
2009	46.5	16.3	27.6	35.7	23.4	41.3	33.3	26.8	17.0	37.5
As of June 30:
2009	38.5	13.0	20.8	27.0	19.9	34.2	25.8	20.6	13.1	29.8
2010	37.8%	16.8%	24.9%	30.1%	22.0%	29.0%	27.4%	22.6%	18.2%	27.9%

(b)	As determined by risk in force as of June 30, 2010, these 10 states represent approximately 49.8%, 59.0%, and 50.1%, of traditional primary, bulk, and total risk in force, respectively.

	Total Delinquency Ratios for Top Ten States (includes “other” business) (b):
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2007	6.9%	4.5%	6.7%	5.0%	8.0%	5.5%	5.5%	3.3%	4.1%	5.1%
2008	21.3	7.2	11.2	10.2	11.4	17.2	12.1	7.3	6.8	8.1
2009	36.4	11.2	19.4	20.5	17.2	33.9	24.1	14.0	11.5	12.9
As of June 30:
2009	29.7	8.2	14.2	14.2	13.4	26.6	18.0	10.7	8.4	10.1
2010	33.6%	10.5%	18.4%	19.8%	16.7%	27.1%	21.7%	12.2%	11.3%	12.0%

(b)	As determined by risk in force as of June 30, 2010, these 10 states represent approximately 49.8%, 59.0%, and 50.1%, of traditional primary, bulk, and total risk in force, respectively.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, claim ratios have risen for the first six months of 2010 and most recent three years due to the continuing downturn and economic stresses in the housing and related mortgage lending industries.

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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2007	24.1%	17.7%	98.1%	41.3%
2008	24.2	15.7	103.6	39.1
2009	25.8	12.6	93.8	41.8
Six Months Ended June 30:
2009	26.2	14.0	96.7	41.0
2010	27.3	13.6	95.9	48.1
Quarters Ended June 30:
2009	26.8	14.2	92.2	42.3
2010	27.8%	13.8%	93.5%	48.8%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2007	91.9%	136.5%	104.7%	101.5%
2008	97.2	215.0	110.6	120.9
2009	102.1	188.6	101.7	118.5
Six Months Ended June 30:
2009	101.5	212.8	103.9	122.3
2010	102.2	136.8	103.4	108.1
Quarters Ended June 30:
2009	102.7	211.9	99.8	121.1
2010	107.2%	132.8%	101.2%	109.2%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were 28.9% and 26.4% in the second quarter and first six months of 2010, compared to (81.5)% and (60.9)% in the second quarter and first six months of 2009. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

Old Republic’s market risk exposures at June 30, 2010, have not materially changed from those identified in the Company’s 2009 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2010, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K.

Item 4 – Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of registrant’s shareholders was held on May 28, 2010.

(b)
Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for directors as listed in the proxy statement and all such nominees were elected.

(c)	At the Annual Meeting of Shareholders (the Annual Meeting) held on May 28, 2010, shareholders voted on the following matters:

1.	The re-election of three Class 2 members of the Board of Directors for terms expiring in 2013 as follows:

	For	Withheld	Broker Non-Votes
Jimmy A. Dew	203,741,133	3,076,408	-
John M. Dixon	202,760,447	4,057,094	-
Dennis P. Van Mieghem	174,453,066	32,364,475	-

Other directors whose terms of office continued after the meeting were:

Class 1 Directors	Class 3 Directors
(Term expires 2012)	(Term expires 2011)
Harrington Bischof	William A. Simpson
Leo E. Knight, Jr.	Arnold L. Steiner
Charles F. Titterton	Fredricka Taubitz
Steven R. Walker	Aldo C. Zucaro

2.
The approval of an amendment to the Old Republic International Corporation 2006 Incentive Compensation Plan. There were 182,239,909 shares voted for, 23,800,300 shares voted against, and 777,332 shares that abstained. There were no Broker non-votes.

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

Old Republic International Corporation
(Registrant)
Date:	August 9, 2010

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