Form 10-Q/A
period 2010-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2010-09-03
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Old Republic International Corporation ("Old Republic") Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on August 9, 2010, is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 contains information from Old Republic’s Form 10-Q formatted in Extensible Business Reporting Language ("XBRL").

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Old Republic. Investors should continue to rely on the official filed version of the Form 10-Q in making investment decisions. No other changes have been made to the Form 10-Q. This Form 10-Q/A Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update any disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

OLD REPUBLIC INTERNATIONAL CORPORATION
FORM 10-Q
PART II – OTHER INFORMATION

Item 6 – Exhibits

(a) Exhibits

31.1*	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF**	XBRL Taxonomy Definition Linkbase.

*     Filed with Old Republic's Form 10-Q as filed on August 9, 2010.
**     Filed with this Form 10-Q/A Amendment No. 1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Republic International Corporation
(Registrant)
Date:	September 3, 2010

/s/ Karl W. Mueller
Karl W. Mueller Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1*	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF**	XBRL Taxonomy Definition Linkbase.

*     Filed with Old Republic's Form 10-Q as filed on August 9, 2010.
**     Filed with this Form 10-Q/A Amendment No. 1