Form 10-Q
period 2010-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2010-11-09
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: September 30, 2010 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒  No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding September 30, 2010
Common Stock / $1 par value	241,079,437

There are 42 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2010

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6 - 14

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	15 - 38

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	39

	CONTROLS AND PROCEDURES	39

PART II	OTHER INFORMATION:

	ITEM 1 – LEGAL PROCEEDINGS	40

	ITEM 1A – RISK FACTORS	40

	ITEM 6 – EXHIBITS	40

SIGNATURE		41

EXHIBIT INDEX		42

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)
		(Unaudited)
		September 30,	December 31,
		2010	2009

	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (amortized cost: $7,493.3 and $7,896.2)	$8,185.5	$8,326.8
	Equity securities (at fair value) (adjusted cost: $412.0 and $357.5)	619.5	502.9
	Short-term investments (at fair value which approximates cost)	917.3	826.7
	Miscellaneous investments	21.4	24.0
	Total	9,743.8	9,680.5
	Other investments	7.1	7.8
	Total investments	9,751.0	9,688.4

	Other Assets:
	Cash	88.0	77.3
	Securities and indebtedness of related parties	11.1	17.1
	Accrued investment income	105.5	113.3
	Accounts and notes receivable	778.3	788.6
	Federal income tax recoverable: Current	7.8	7.3
	Prepaid federal income taxes	102.9	221.4
	Reinsurance balances and funds held	99.1	141.9
Reinsurance recoverable:	Paid losses	79.0	66.7
	Policy and claim reserves	2,388.8	2,491.2
	Deferred policy acquisition costs	196.0	206.9
	Sundry assets	386.9	369.3
		4,243.8	4,501.6
	Total Assets	$13,994.8	$14,190.0

	Liabilities, Preferred Stock, and Common Shareholders’ Equity
	Liabilities:
	Losses, claims, and settlement expenses	$7,465.8	$7,915.0
	Unearned premiums	1,059.6	1,038.1
	Other policyholders' benefits and funds	181.9	185.2
	Total policy liabilities and accruals	8,707.5	9,138.4
	Commissions, expenses, fees, and taxes	278.0	266.3
	Reinsurance balances and funds	276.5	321.3
	Federal income tax payable: Deferred	155.2	47.5
	Debt	346.4	346.7
	Sundry liabilities	193.2	178.0
	Commitments and contingent liabilities
	Total Liabilities	9,957.1	10,298.6

	Preferred Stock (1)	-	-

	Common Shareholders’ Equity:
	Common stock (1)	241.0	240.6
	Additional paid-in capital	419.4	412.4
	Retained earnings	2,848.7	2,927.3
	Accumulated other comprehensive income (loss)	567.7	353.7
	Unallocated ESSOP shares (at cost)	(39.2)	(42.7)
	Treasury stock (at cost)(1)	-	-
	Total Common Shareholders' Equity	4,037.7	3,891.4
	Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$13,994.8	$14,190.0

(1)
At September 30, 2010 and December 31, 2009, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 241,079,437 at September 30, 2010 and 240,685,448 at December 31, 2009 were issued. At September 30, 2010 and December 31, 2009, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. There were no common shares classified as treasury stock as of September 30, 2010 and December 31, 2009.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income (Unaudited) ($ in Millions, Except Share Data)
		Quarters Ended		Nine Months Ended
		September 30,		September 30,
		2010	2009	2010	2009
	Revenues:
	Net premiums earned	$797.7	$866.8	$2,296.4	$2,326.3
	Title, escrow, and other fees	87.6	71.8	252.9	201.6
	Total premiums and fees	885.4	938.7	2,549.3	2,528.0
	Net investment income	92.6	96.7	284.0	283.9
	Other income	4.5	5.7	14.2	20.0
	Total operating revenues	982.6	1,041.2	2,847.6	2,831.9
	Realized investment gains (losses):
	From sales	5.1	.6	80.9	1.0
	From impairments	(1.2)	(1.5)	(1.2)	(1.5)
	Total realized investment gains (losses)	3.8	(.9)	79.7	(.5)
	Total revenues	986.5	1,040.2	2,927.3	2,831.4

	Benefits, Claims and Expenses:
	Benefits, claims and settlement expenses	602.4	669.9	1,596.7	1,956.7
	Dividends to policyholders	2.4	1.2	6.6	6.0
	Underwriting, acquisition, and other expenses	436.1	388.3	1,254.4	1,060.3
	Interest and other charges	6.2	9.8	18.1	15.8
	Total expenses	1,047.3	1,069.4	2,875.9	3,039.0
	Income (loss) before income taxes (credits)	(60.7)	(29.1)	51.3	(207.6)

	Income Taxes (Credits):
	Current	2.8	10.9	14.1	47.5
	Deferred	(24.5)	(47.5)	(6.3)	(192.7)
	Total	(21.7)	(36.5)	7.8	(145.2)

	Net Income (Loss)	$(38.9)	$7.4	$43.5	$(62.3)

	Net Income (Loss) Per Share:
	Basic:	$(.16)	$.03	$.18	$(.26)
	Diluted:	$(.16)	$.03	$.18	$(.26)

Average shares outstanding:	Basic	236,697,304	235,761,056	236,552,548	235,563,448
	Diluted	236,697,304	235,878,936	236,708,140	235,563,448

	Dividends Per Common Share:
	Cash:	$.1725	$.1700	$.5175	$.5100

Consolidated Statements of Comprehensive Income (Unaudited)
		Quarters Ended		Nine Months Ended
		September 30,		September 30,
		2010	2009	2010	2009
	Net income (loss) as reported	$(38.9)	$7.4	$43.5	$(62.3)

	Other comprehensive income (loss):
	Post-tax net unrealized gains (losses) on securities	128.4	222.9	210.0	367.8
	Other adjustments	2.7	8.3	4.0	17.2
	Net adjustments	131.2	231.3	214.0	385.1

	Comprehensive income (loss)	$92.2	$238.7	$257.5	$322.7

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) ($ in Millions)
		Nine Months Ended
		September 30,
		2010	2009

	Cash flows from operating activities:
	Net income (loss)	$43.5	$(62.3)
	Adjustments to reconcile net income (loss) to
	net cash provided by operating activities:
	Deferred policy acquisition costs	11.4	10.5
	Premiums and other receivables	13.6	(155.0)
	Unpaid claims and related items	(299.8)	478.7
	Other policyholders’ benefits and funds	(29.8)	(42.7)
	Income taxes	(7.1)	(161.3)
	Prepaid federal income taxes	118.5	241.9
	Reinsurance balances and funds	(14.3)	56.7
	Realized investment (gains) losses	(79.7)	.5
	Accounts payable, accrued expenses and other	70.8	71.1
	Total	(172.9)	438.0

	Cash flows from investing activities:
	Fixed maturity securities:
	Maturities and early calls	568.9	825.1
	Sales	718.7	81.5
	Sales of:
	Equity securities	107.4	-
	Other - net	5.9	3.5
	Purchases of:
	Fixed maturity securities	(856.8)	(1,239.2)
	Equity securities	(130.2)	-
	Other-net	(21.1)	(12.9)
	Net decrease (increase) in short-term investments	(90.1)	(105.1)
	Other-net	2.8	(10.4)
	Total	305.5	(457.5)

	Cash flows from financing activities:
	Issuance of debentures and notes	215.0	576.2
	Issuance of common shares	2.9	1.1
	Redemption of debentures and notes	(218.2)	(447.2)
	Dividends on common shares	(122.1)	(119.9)
	Other-net	.6	-
	Total	(121.7)	10.0

	Increase (decrease) in cash:	10.7	(9.4)
	Cash, beginning of period	77.3	63.9
	Cash, end of period	$88.0	$54.5

	Supplemental cash flow information:
Cash paid during the period for:	Interest	$16.1	$4.0
	Income taxes	$16.1	$16.0

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

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. The accompanying financial statements incorporate a new pronouncement which modifies current accounting guidance governing consolidation of variable interest entities, effective January 1, 2010. The Company’s adoption of this pronouncement had no effect on the conduct of its business and did not materially affect its reported financial condition or net income (loss). In October 2010, the FASB issued authoritative guidance regarding the deferral of acquisition costs incurred by insurance entities. The new guidance, which is effective for interim and annual periods beginning after December 15, 2011, limits the capitalization of acquisition costs to those that are incrementally or directly related to the successful acquisition of new or renewal insurance contracts. The Company is currently evaluating this recently ratified guidance, however at this time, it does not expect the impact to have a material effect on its consolidated financial statements.

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

		Quarters Ended		Nine Months Ended
		September 30,		September 30,
		2010	2009	2010	2009

	Numerator:
	Net Income (Loss)	$(38.9)	$7.4	$43.5	$(62.3)
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	(38.9)	7.4	43.5	(62.3)
	Adjustment for interest expense incurred on
	assumed conversions of convertible senior notes	-	-	-	-
	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$(38.9)	$7.4	$43.5	$(62.3)
	Denominator:
	Denominator for basic earnings per share -
	weighted-average shares (a)	236,697,304	235,761,056	236,552,548	235,563,448
	Effect of dilutive securities - stock options	-	117,880	155,592	-
	Effect of dilutive securities - convertible senior notes	-	-	-	-
	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)	236,697,304	235,878,936	236,708,140	235,563,448
Earnings per share:	Basic	$(.16)	$.03	$.18	$(.26)
	Diluted	$(.16)	$.03	$.18	$(.26)

	Anti-dilutive common share equivalents
	excluded from earnings per share computations:
	Stock options	16,090,404	14,510,299	14,354,415	15,843,895
	Convertible senior notes	27,457,584	27,452,271	27,457,584	27,452,271
	Total	43,547,988	41,962,570	41,811,999	43,296,166

(a)
In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company’s Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, have the same voting and other rights applicable to all other common shares.

3.	Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of September 30, 2010 and December 31, 2009, substantially all the Company's invested assets were classified as “available for sale.”

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments (“OTTI”) in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company’s estimate of OTTI is insufficient at any point in time, future periods’ net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders’ equity. The Company recognized $1.2 of OTTI adjustments for the quarter and nine months ended September 30, 2010 while recognizing $1.5 of such adjustments for the quarter and nine months ended September 30, 2009.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities:
September 30, 2010:
U.S. & Canadian Governments	$987.5	$79.2	$-	$1,066.8
Tax-exempt	1,533.7	103.4	-	1,637.2
Corporates	4,972.0	510.6	1.1	5,481.5
	$7,493.3	$693.4	$1.2	$8,185.5

December 31, 2009:
U.S. & Canadian Governments	$937.4	$39.6	$3.0	$974.0
Tax-exempt	2,209.3	135.0	.3	2,344.0
Corporates	4,749.4	273.2	14.0	5,008.7
	$7,896.2	$448.0	$17.4	$8,326.8

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Fixed Maturity Securities:
Due in one year or less	$820.6	$833.9
Due after one year through five years	3,929.2	4,219.6
Due after five years through ten years	2,682.4	3,069.2
Due after ten years	60.8	62.6
	$7,493.3	$8,185.5

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $245.4 at September 30, 2010 and $317.3 at December 31, 2009 follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2010	$412.0	$220.8	$13.3	$619.5

December 31, 2009	$357.5	$159.0	$13.7	$502.9

The following table reflects the Company’s gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing closing market price comparisons with an issuer’s adjusted cost at September 30, 2010 and December 31, 2009:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010:
Fixed Maturity Securities:
U.S. & Canadian Governments	$-	$-	$-	$-	$-	$-
Tax-exempt	8.0	-	-	-	8.0	-
Corporates	1.7	-	26.6	1.1	28.3	1.1
Subtotal	9.8	-	26.6	1.1	36.4	1.2
Equity Securities	61.2	2.0	93.7	11.2	154.9	13.3
Total	$71.0	$2.1	$120.3	$12.4	$191.3	$14.5

December 31, 2009:
Fixed Maturity Securities:
U.S. & Canadian Governments	$307.1	$3.0	$-	$-	$307.1	$3.0
Tax-exempt	13.9	.2	3.1	-	17.1	.3
Corporates	302.5	5.1	139.3	8.9	441.8	14.0
Subtotal	623.6	8.4	142.5	8.9	766.1	17.4
Equity Securities	1.2	.2	99.5	13.4	100.8	13.7
Total	$624.9	$8.6	$242.1	$22.4	$867.0	$31.1

At September 30, 2010, the Company held 15 fixed maturity and 11 equity securities in an unrealized loss position, representing .8% as to fixed maturities and 26.2% as to equity securities of the total number of such issues held by the Company. Of the securities in an unrealized loss position, 5 fixed maturity securities and 2 equity securities had been in a continuous unrealized loss position for more than 12 months. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers, and with respect to equity securities, market volatility. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures. The Company has not sold nor does it expect to sell investments for purposes of generating cash to pay claim or expense obligations.

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

The following table shows a summary of assets measured at fair value segregated among the various input levels described above:

	Fair value measurements as of September 30, 2010:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities	$338.6	$7,817.6	$29.2	$8,185.5
Equity securities	617.5	-	1.8	619.5
Short-term investments	$911.4	$-	$5.8	$917.3

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at the date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders’ equity. At September 30, 2010, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Investment income from:
Fixed maturity securities	$90.0	$94.8	$277.0	$273.9
Equity securities	2.4	1.2	5.2	4.0
Short-term investments	.5	.8	1.2	4.9
Other sources	.3	.6	2.7	3.2
Gross investment income	93.4	97.5	286.2	286.2
Investment expenses (a)	.7	.7	2.2	2.2
Net investment income	$92.6	$96.7	$284.0	$283.9

Realized gains (losses) on:
Fixed maturity securities:
Gains	$9.9	$.7	$50.4	$1.7
Losses	-	(1.7)	(.1)	(1.7)
Net	9.9	(1.0)	50.2	-

Equity securities & other long-term investments	(6.0)	-	29.4	(.5)
Total	3.8	(.9)	79.7	(.5)
Income taxes (credits)(b)	1.3	(20.8)	27.8	(54.1)
Net realized gains (losses)	$2.5	$19.8	$51.8	$53.6
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$125.4	$235.2	$260.6	$448.5
Less: Deferred income taxes (credits)	43.8	82.3	91.0	156.9
Net change	$81.6	$152.9	$169.5	$291.6

Equity securities & other long-term investments	$72.0	$107.6	$62.2	$117.2
Less: Deferred income taxes (credits)	25.2	37.6	21.7	41.0
Net change	$46.8	$69.9	$40.4	$76.2

(a)	Investment expenses consist of personnel costs and investment management and custody service fees, as well as a negligible amount of interest incurred on funds held.
(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

4.	Pension Plans:

The Company has three pension plans covering a portion of its work force. All three plans have been closed to new participants since December 31, 2004. The Company’s policy is to fund the plans’ costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments. Cash contributions of $2.0 were made to the pension plans in the third quarter of 2010, and additional cash contributions of $1.4 are expected to be made in the remaining portion of calendar year 2010.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
General Insurance Group:
Net premiums earned	$435.0	$446.7	$1,247.9	$1,344.9
Net investment income and other income	66.1	67.6	200.7	200.3
Total revenues before realized gains or losses	$501.1	$514.4	$1,448.7	$1,545.2
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$25.8	$43.7	$124.5	$148.4
Income tax expense (credits) on above	$9.3	$10.9	$37.0	$38.3

Mortgage Guaranty Group:
Net premiums earned	$120.3	$221.5	$385.7	$508.4
Net investment income and other income	22.1	25.6	69.3	76.6
Total revenues before realized gains or losses	$142.4	$247.2	$455.1	$585.0
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$(94.0)	$(77.8)	$(150.3)	$(360.4)
Income tax expense (credits) on above	$(33.5)	$(28.5)	$(55.6)	$(130.2)

Title Insurance Group:
Net premiums earned	$224.1	$181.4	$600.7	$418.9
Title, escrow and other fees	87.6	71.8	252.9	201.6
Sub-total	311.8	253.3	853.6	620.6
Net investment income and other income	6.9	6.4	20.7	18.4
Total revenues before realized gains or losses	$318.7	$259.7	$874.3	$639.0
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$5.7	$4.0	$1.1	$.6
Income tax expense (credits) on above	$1.9	$1.0	$-	$(.9)

Consolidated Revenues:
Total revenues of above Company segments	$962.4	$1,021.3	$2,778.2	$2,769.3
Other sources (b)	33.9	34.0	110.5	102.1
Consolidated net realized investment gains (losses)	3.8	(.9)	79.7	(.5)
Consolidation elimination adjustments	(13.7)	(14.1)	(41.1)	(39.5)
Consolidated revenues	$986.5	$1,040.2	$2,927.3	$2,831.4

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(62.4)	$(30.0)	$(24.7)	$(211.3)
Other sources – net (b)	(2.2)	1.8	(3.6)	4.3
Consolidated net realized investment gains (losses)	3.8	(.9)	79.7	(.5)
Consolidated income (loss)
before income taxes (credits)	$(60.7)	$(29.1)	$51.3	$(207.6)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(22.2)	$(16.5)	$(18.4)	$(92.8)
Other sources – net (b)	(.8)	.8	(1.5)	1.7
Income tax expense (credits) on
consolidated net realized investment gains (losses)	1.3	(20.8)	27.8	(54.1)
Consolidated income tax expense (credits)	$(21.7)	$(36.5)	$7.8	$(145.2)

	September 30,	December 31,
	2010	2009
Consolidated Assets:
General	$10,004.5	$9,920.8
Mortgage	2,791.6	3,233.4
Title	884.8	852.8
Other assets (b)	599.4	503.5
Consolidation elimination adjustments	(285.6)	(320.5)
Consolidated	$13,994.8	$14,190.0

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $5.3 and $16.0 compared to $5.4 and $12.5 for the quarter and nine months ended September 30, 2010 and 2009, respectively; Mortgage - $1.8 and $5.3 compared to $1.7 and $5.5 for the quarter and nine months ended September 30, 2010 and 2009, respectively; and Title - $1.2 and $3.9 compared to $1.6 and $3.9 for the quarter and nine months ended September 30, 2010 and 2009, respectively.

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

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”), in federal courts in two states – Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006), and Texas (Ahmad et al. v. ORNTIC, U.S. District Court, Northern District, Texas, Dallas Division, filed February 8, 2008). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The suits also allege violations of the federal Real Estate Settlement Procedures Act (“RESPA”). A class has been certified in the Pennsylvania action. Substantially similar lawsuits, though without alleging violations of RESPA, were pending against ORNTIC in Connecticut, New Jersey and Ohio but have subsequently been settled. The settlement agreement reached in the Connecticut action is not expected to cost ORNTIC more than $2.9, while that in New Jersey will cost less than $800,000, including attorneys' fees and administrative costs. The Ohio class action settlement caps ORNTIC’s exposure at $9.0.

Beginning in early February 2008, some 80 purported consumer class action lawsuits have been filed against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. The suits have been substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. Many of the suits have since been dismissed and others consolidated. ORNTIC is currently among the named defendants in 35 of these actions in 5 states (California, Delaware, Ohio, New Jersey and Pennsylvania). The Company is a named defendant in the Ohio actions. No class has yet been certified in any of these suits, and none of the actions allege RESPA violations. The anti-trust allegations in the California action have been dismissed and only the allegations of improper business practices under state law remain. In the Pennsylvania actions, the claims for damages were dismissed, and only the claims for injunctive relief remain. The Delaware, Ohio and New Jersey actions were dismissed at the trial court level, and the dismissals are up on appeal before the 3rd and 6th Circuits U.S. Courts of Appeals.

National class action suits have been filed against the Company’s subsidiary, Old Republic Home Protection Company (“ORHP”) in the California Superior Court, San Diego, and the U.S. District Court in Birmingham,

Alabama. The California suit has been filed on behalf of all persons who made a claim under an ORHP home warranty contract from March 6, 2003 to the present. The suit alleges breach of contract, breach of the implicit covenant of good faith and fair dealing, violations of certain California consumer protection laws and misrepresentation arising out of ORHP’s alleged failure to adopt and implement reasonable standards for the prompt investigation and processing of claims under its home warranty contracts. The suit seeks unspecified damages consisting of the rescission of the class members’ contracts, restitution of all sums paid by the class members, punitive damages, and declaratory and injunctive relief. ORHP has removed the action to the U.S. District Court for the Southern District of California. The Alabama suit alleges that ORHP pays fees to the real estate brokers who market its home warranty contracts and that the payment of such fees is in violation of Section 8(a) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA. No class has been certified in either action.

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc., (“Old Republic”) filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. (“Countrywide”) and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois seeking declaratory judgment to rescind or terminate various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account. In February of 2009, Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies. As of September 30, 2010, Old Republic had rescinded or denied coverage on more than 17,000 defaulted loans, based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications.

On November 3, 2010, Bank of America, N.A. (“B of A”) filed suit against Old Republic Insurance Company in the U.S. District Court for the Western District of North Carolina alleging breach of contract, breach of the duty of good faith and fair dealing, and bad faith with respect to Old Republic’s handling of certain claims under a policy of credit indemnity insurance issued to B of A. The policy is not related to those issued to Countrywide, which are the subject of the above-noted separate litigation. The B of A suit seeks a declaratory judgment with respect to the interpretation of certain policy terms, B of A’s compliance with certain terms and conditions of the policy, and the propriety of certain positions and procedures taken by Old Republic in response to claims filed by B of A. The suit also seeks money damages in excess of $160.0, pre- and post judgment interest, and unspecified punitive damages.

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

On January 29, 2010, in response to RMIC’s suit, Countrywide served RMIC with a demand for arbitration under the arbitration clauses of the same Policies. The demand raises largely the same issues as those raised in RMIC’s suit against Countrywide, but from Countrywide’s perspective, as well as Countrywide’s and RMIC’s compliance with the terms, provisions and conditions of the Policies. The demand includes a prayer for punitive, compensatory and consequential damages. RMIC filed a motion to stay the arbitration, and Countrywide filed a motion to dismiss RMIC’s lawsuit and to compel the arbitration. On July 26, 2010, the Court granted Countrywide’s motion, ordering the matters be submitted to arbitration and dismissing the lawsuit. RMIC has filed a motion asking the Court to reconsider its order.

Except in the Connecticut, New Jersey and Ohio actions against the title companies, where settlement agreements have been approved, the ultimate impact of these lawsuits and the arbitration all of which seek unquantified damages, attorneys’ fees and expenses, is uncertain and not reasonably estimable. The Company and its subsidiaries intend to defend vigorously against each of the aforementioned actions. Although the Company does not believe that these actions will have a material adverse effect on its consolidated financial condition, results of operations or cash flows, there can be no assurance in those regards.

7.	Debt:

On April 29, 2009, the Company completed a public offering of $316.25 aggregate principal amount of Convertible Senior Notes. The notes bear interest at a rate of 8.0% per year, mature on May 15, 2012, and are convertible at any time prior to maturity by the holder into 86.8224 shares of common stock per one thousand dollar note.

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
8% Convertible Senior Notes due 2012	$316.2	$411.4	$316.2	$358.9
ESSOP debt with an average yield of 3.78%
and 3.85%, respectively	25.8	25.8	27.9	27.9
Other miscellaneous debt	4.4	4.4	2.5	2.5
Total debt	$346.4	$441.7	$346.7	$389.4

The Company currently has access to the commercial paper market for up to $150.0.

8.	Income Taxes:

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

On October 1, 2010, Old Republic merged with PMA Capital Corporation (“PMA”). Pursuant to the merger, Old Republic issued 17,754,047 shares of Old Republic common stock in exchange for all outstanding common shares of PMA. As a result of the merger, PMA and its subsidiaries became wholly-owned subsidiaries of Old Republic. The addition of PMA to Old Republic’s insurance group is expected to further diversify its General Insurance business.

The estimated fair value of consideration transferred approximates $247.0. Disclosures regarding the fair values of assets acquired, liabilities assumed, and goodwill recognized pursuant to the merger are not provided given that the initial accounting for the merger is not complete.

Old Republic’s consolidated results for the third quarter and first nine months of 2010 do not include amounts relating to PMA’s results of operations for the corresponding periods. The following table presents pro forma revenue and net income (loss) from continuing operations that combine the historical accounts of Old Republic and PMA, excluding any merger related expenses, as if the merger had occurred as of January 1, 2010 or January 1, 2009:

	Supplemental Pro Forma
	Information
		Net Income
		(Loss) from
	Total	Continuing
	Revenue	Operations
Nine months ended September 30:
2010	$3,347.5	$74.4
2009	3,232.9	(43.0)

Quarters ended September 30:
2010	1,141.3	(19.9)
2009	$1,173.1	$14.6

The proforma financial information is not necessarily indicative of what the past revenues and results of operations of the combined companies would have been, or those of the post merger periods.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2010 and 2009
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.4% of consolidated operating revenues for the nine months ended September 30, 2010 and 1.8% of consolidated assets as of September 30, 2010, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

Consolidated operating results, which exclude net realized investment gains or losses, drifted into negative territory in this year’s third quarter and first nine months. These results came on the heels of positive earnings posted in the first two quarters of 2010. By comparison, performance for the latest quarterly period was affected most negatively by higher claim costs in the Company’s General Insurance and Mortgage Guaranty segments. Old Republic’s Title Insurance business was profitable in this year's third quarter and year-to-date periods. These mixed segmented results not withstanding, 2010 year-to-date consolidated performance was much improved in comparison with that of 2009.

Consolidated Results – The major components of Old Republic’s consolidated results and other data for the periods reported upon are shown below:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Operating revenues:
General insurance	$501.1	$514.4	-2.6%	$1,448.7	$1,545.2	-6.2%
Mortgage guaranty	142.4	247.2	-42.4	455.1	585.0	-22.2
Title insurance	318.7	259.7	22.7	874.3	639.0	36.8
Corporate and other	20.2	19.8	2.1	69.4	62.6	10.9
Total	$982.6	$1,041.2	-5.6%	$2,847.6	$2,831.9	0.6%
Pretax operating income (loss):
General insurance	$25.8	$43.7	-40.8%	$124.5	$148.4	-16.1%
Mortgage guaranty	(94.0)	(77.8)	-20.8	(150.3)	(360.4)	58.3
Title insurance	5.7	4.0	40.7	1.1	0.6	74.2
Corporate and other	(2.2)	1.8	-220.2	(3.6)	4.3	-184.0
Sub-total	(64.6)	(28.1)	-129.2	(28.3)	(207.0)	86.3
Realized investment gains (losses):
From sales	5.1	0.6		80.9	1.0
From impairments	(1.2)	(1.5)		(1.2)	(1.5)
Net realized investment gains (losses)	3.8	(0.9)	N/M	79.7	(0.5)	N/M
Consolidated pretax income (loss)	(60.7)	(29.1)	-108.4	51.3	(207.6)	124.7
Income taxes (credits)	(21.7)	(36.5)	40.5	7.8	(145.2)	105.4
Net income (loss)	$(38.9)	$7.4	N/M	$43.5	$(62.3)	169.8%

Consolidated underwriting ratio:
Benefits and claim ratio	68.3%	71.5%	62.9%	77.6%
Expense ratio	48.3	40.5	48.2	40.8
Composite ratio	116.6%	112.0%	111.1%	118.4%

Components of diluted
earnings per share:
Net operating income (loss)	$(0.17)	$(0.05)	-240.0%	$(0.04)	$(0.49)	91.8%
Net realized investment gains (losses)	0.01	0.08	-87.5	0.22	0.23	-4.3
Net income (loss)	$(0.16)	$0.03	N/M	$0.18	$(0.26)	169.2%

Cash dividends paid per share	$0.1725	$0.1700	1.5%	$0.5175	$0.5100	1.5%

N/M: Not meaningful

The recognition of realized investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recognition of estimated losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Likewise, non-recurring items which may emerge from time to time can distort the comparability of the Company’s results from period to period. Accordingly, management uses net operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, and believes its use enhances an understanding of Old Republic’s basic business results. Operating income, however, does not replace net income determined in accordance with GAAP as a measure of total profitability.

The above table shows both operating and net income or (loss) to highlight the effects of realized investment gain or loss recognition on period-to-period comparisons. Realized gains in this year’s first nine months resulted mostly from second quarter sales of securities, some of which had been impaired in prior years. The composition of realized gains shown in the above table is summarized below:
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Realized gains (losses) from sales of
previously impaired securities:
Actual tax basis (loss) on sales	$-	$-	$(44.0)	$-
Accounting adjustment for impairment
charges taken in prior periods	-	-	71.9	-
Net amount included herein	-	-	27.9	-
Net realized gains from sales of all other securities	5.1	0.6	53.0	1.0
Net gain (loss) from actual sales	5.1	0.6	80.9	1.0
Net realized losses from impairments	(1.2)	(1.5)	(1.2)	(1.5)
Net realized investment gains (losses) reported herein	$3.8	$(0.9)	$79.7	$(0.5)

General Insurance Results – Operating earnings for the year’s third quarter and first nine months were affected by lower underwriting performance when compared to the same periods of 2009. Key indicators of this outcome are shown in the following table.

	General Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Net premiums earned	$435.0	$446.7	-2.6%	$1,247.9	$1,344.9	-7.2%
Net investment income	63.6	64.7	-1.8	192.9	191.8	0.6
Pretax operating income (loss)	$25.8	$43.7	-40.8%	$124.5	$148.4	-16.1%

Claim ratio	81.2%	77.5%	77.1%	76.1%
Expense ratio	26.1	25.8	26.9	26.0
Composite ratio	107.3%	103.3%	104.0%	102.1%

The continuation of a soft pricing environment and recessionary conditions have constrained premium growth during the past several years. Lessened economic activity affects such factors as sales and employment levels, both of which are important elements upon which Old Republic’s insurance premiums are based. While the General Insurance Group’s year-over-year invested asset base has grown by approximately 2.5%, net investment income decreased negligibly in this year’s latest quarter and increased slightly for it's 2010 year-to-date period. To a large extent this resulted from the low yield environment for quality securities to which investments are directed.

As the above table shows, overall claim ratios rose during the third quarter and first nine months of 2010. Most general insurance coverages reflected relatively stable underwriting performance except for consumer credit indemnity (“CCI”). The CCI coverage continued to produce significantly adverse claim experience even though consumer loan delinquency rates have subsided fairly steadily since mid-year 2009. The greater CCI claim costs were driven both by higher payment trends and by increased levels of claim verification and resolution activity. As a consequence, the overall general insurance claim ratio was affected adversely by 13.8 and 9.6 percentage points in this year’s third quarter and first nine months, respectively. These effects incorporate 2.9 and 1.0 percentage points, respectively, from additional claim costs pertaining to a non-recurring contract termination in this year's third quarter. CCI claim costs impacted equally the overall general insurance claim ratio by 7.2 percentage points for the third quarter and first nine months of 2009.

Expense-wise, the ratio increased slightly in 2010’s reporting periods as a small reduction in total operating expenses lagged a larger decline in the earned premium base.

Mortgage Guaranty Results – Third quarter operating results deteriorated moderately in 2010, whereas comparative performance for this year’s first nine months reflected substantial improvement. In both instances, year-over-year comparisons were affected mostly by varying claim payment trends and reserve provisions as well as the captive and pool transactions discussed below. Key indicators of this segment’s changing performance are shown in the following tables:

	Mortgage Guaranty Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Net premiums earned	$120.3	$221.5	-45.7%	$385.7	$508.4	-24.1%
Net investment income	20.7	23.8	-12.9	65.8	68.4	-3.8
Pretax operating income (loss)	$(94.0)	$(77.8)	-20.8%	$(150.3)	$(360.4)	58.3%

Claim ratio	179.1%	134.2%	140.6%	170.7%
Expense ratio	14.8	10.9	14.0	12.6
Composite ratio	193.9%	145.1%	154.6%	183.3%

During each of the periods reported upon, Old Republic’s mortgage guaranty subsidiaries negotiated the terminations of various captive reinsurance and pool insurance contracts. From a financial accounting standpoint premiums obtained upon terminations of captive reinsurance agreements are recognized as income when they are received rather than being deferred to future periods when related claim costs are expected to arise. Terminations of pool insurance contracts cause a reduction in incurred claims due to the positive effect of reserves released, but greater cash outflows occur. Taken together, these terminations had the following effects on key elements of reported results and operating cash flows.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Increase in net premiums earned	$2.7	$82.5	$13.4	$82.5
Reduction in incurred claim costs	-	-	51.8	-
Increase in pretax operating income (loss)	$2.7	$78.4	$65.2	$78.4
Effect on operating cash flows	$117.4	$77.5	$(173.6)	$77.5

Apart from the incremental premium income generated by captive reinsurance terminations, mortgage guaranty group earned premiums continued to decline during 2010. The reduction stemmed from lower volumes of new insurance, higher premium refunds related to claim rescissions, and the above noted termination of pool insurance contracts. Moreover, new business volume reflected continued weakness from the downturn in overall mortgage originations, lower industry penetration of the mortgage market, and the continuing effects of more selective underwriting guidelines in place since late 2007.

Year-to-date net investment income declined as the result of a lower invested asset base brought about by higher claim disbursements, the afore-noted termination of insured mortgage pools, and a low yield environment for quality investment securities.

Third quarter and year-to-date recurring claim costs for 2010 were significantly lower in comparison to the same periods of 2009. This outcome was largely the consequence of downward trends in newly reported and outstanding traditional primary loan delinquencies, as well as the continuation of historically high, though gradually declining levels of claim rescissions and denials. By contrast, claim payments rose sharply during these periods as previously pending documentation required to resolve claim filings progressed at a faster pace. The following table shows the major components of incurred claim ratios including the above noted effects of captive reinsurance and pool insurance contract terminations.

		Mortgage Guaranty Group
		Quarters Ended		Nine Months Ended
		September 30,		September 30,
		2010	2009	2010	2009
	Components of incurred claim ratio as a
	percent of earned premiums:
	Paid claims:
	Excluding captive and pool transactions	247.6%	107.1%	164.9%	108.6%
	Captive and pool transactions	-102.4	-70.8	42.3	-31.1
	Paid claim ratio	145.2	36.3	207.2	77.5
	Claim reserve provisions:
	Excluding captive and pool transactions	-64.5	106.7	-5.3	95.2
	Captive and pool transactions	98.4	-8.8	-61.3	-2.0
	Claim reserve provision ratio	33.9	97.9	-66.6	93.2
Incurred claim ratio:	As reported	179.1%	134.2%	140.6%	170.7%
	Excluding captive
	and pool transactions	183.1%	213.8%	159.6%	203.7%

Production and operating expense ratios for all periods reported upon reflect moderate benefits from expense management. Their positive effect, however, was largely negated by continued declines in net premiums earned.

Title Insurance Results – Old Republic’s title business continued to reflect the more positive operating momentum that first emerged in last year’s second quarter. Key performance indicators are shown in the following table.

	Title Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Net premiums and fees earned	$311.8	$253.3	23.1%	$853.6	$620.6	37.5%
Net investment income	6.5	6.3	3.3	19.8	18.2	8.6
Pretax operating income (loss)	$5.7	$4.0	40.7%	$1.1	$.6	74.2%

Claim ratio	8.3%	8.3%	7.8%	7.6%
Expense ratio	91.9	91.1	94.4	94.4
Composite ratio	100.2%	99.4%	102.2%	102.0%

Growth in 2010 premiums and fees benefited from market share gains emanating from industry dislocations and consolidation. Inclusion of accounts from a Florida joint underwriting venture formed in mid-2009 also added to this year’s revenue stream. A greater invested asset base generated moderate investment income growth even though market yields remain at relatively low levels for high quality investments.

2010 year-to-date claim costs were somewhat higher as the Company continued to add moderately to reserve levels in consideration of recent claim emergence trends. Production and general operating expenses reflected the greater costs associated with much higher premium and fee levels, including those contributed by the Florida venture.

Corporate and Other Operations – The Company’s small life and health business and the net costs associated with the parent holding company and its internal services subsidiaries produced a loss in this year’s third quarter and first nine months. Period-to-period variations in the results posted by these relatively minor elements of Old Republic’s operations usually stem from volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest costs on intra-system financing arrangements. Volatility was particularly accentuated in this year’s first nine months due to much higher net life insurance death claim provisions, and by certain operating expenses covering executive transition and the PMA merger transaction costs at the holding company level. A summary of corporate and other operations’ results follows:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Life & health premiums earned	$18.1	$17.0	6.3%	$61.9	$54.0	14.7%
Net investment income	1.7	1.7	-2.1	5.3	5.3	-.6
Other income	.3	.9	-63.6	2.0	3.2	-35.1
Benefits and claims	10.2	6.6	53.7	31.6	24.8	27.2
Insurance expenses	10.1	9.8	3.5	33.2	31.2	6.5
Corporate and other expenses-net	2.0	1.5	36.2	8.1	2.1	273.5
Pretax operating income (loss)	$(2.2)	$1.8	-220.2%	$(3.6)	$4.3	-184.0%

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity accounts at the dates shown:

					% Change
		September	December	September	Sept '10/	Sept '10/
		2010	2009	2009	Dec '09	Sept '09
Cash and invested assets:	Fair value basis	$9,944.5	$9,879.0	$9,844.3	.7%	1.0%
	Original cost basis	$9,302.7	$9,625.9	$9,635.0	-3.4%	-3.4%

Shareholders’ equity:	Total	$4,037.7	$3,891.4	$3,955.0	3.8%	2.1%
	Per common share	$17.05	$16.49	$16.77	3.4%	1.7%

Composition of shareholders’ equity per share:
Equity before items below		$14.65	$14.99	$15.32	-2.3%	-4.4%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		2.40	1.50	1.45
Total		$17.05	$16.49	$16.77	3.4%	1.7%

Consolidated cash flow from operating activities produced a deficit of $172.9 for the first nine months of 2010. This compares to positive operating cash flow of $438.0 for the same period of 2009. This year’s significant reduction was mostly due to the negative cash flow impact of varying claim payment trends and the above noted mortgage guaranty pool terminations.

The consolidated investment portfolio reflects a current allocation of approximately 84% to fixed-maturity securities and 6% to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its insurance subsidiaries’ long-term obligations to policyholders and other beneficiaries, and of their long-term effect on the stability of capital accounts. The portfolio contains little or no direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Total equity investments include Old Republic’s common stock holdings in two leading publicly held mortgage guaranty (“MI”) businesses (MGIC Investment Corp. and The PMI Group). These stocks were acquired in 2007 and 2008 as passive long-term investment additions for a core segment of Old Republic’s business in anticipation of a cyclical recovery of the MI industry in 2010. In management’s judgment, the past three years’ depressed market valuations of companies operating in the housing and mortgage-lending sectors of the American economy have been impacted significantly by cyclical and macroeconomic conditions affecting these sectors, and by systemic dysfunctionality of the banking and mortgage-lending industries. As shown in the following table, the September 30, 2010 aggregate fair value of the two securities was still significantly below their original cost but approximately 109% above the other-than-temporarily-impaired level to which they were written down in 2008.

		As of and for Periods Ended:
		September 30,	December 31,
		2010	2009	2008
Total value of the two MI investments:	Original cost	$313.2	$416.4	$416.4
	Impaired cost	75.6	106.8	106.8
	Fair value	158.3	130.7	82.7
	Underlying equity(*)	$171.3	$274.6	$515.9

	Pretax other-than-temporary impairments
	recorded in income statement of the period	$-	$-	$(375.5)
	Pretax unrealized investment gains (losses)
	recorded directly in shareholders’ equity account:
	For the period	$58.8	$48.0	$(24.1)
	Cumulatively	$82.7	$23.9	$(24.1)

(*) Underlying equity based on latest reports (which may lag by one quarter) issued by investees.

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and impairments or changes in market valuations of invested assets during the periods shown below:

	Shareholders’ Equity Per Share
	Quarter	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2010	2009
Beginning balance	$16.84	$16.49	$15.91
Changes in shareholders’ equity:
Net operating income (loss)	(0.17)	(0.04)	(0.49)
Net realized investment gains (losses):
From sales	0.01	0.22	-
From impairments	-	-	0.23
Subtotal	0.01	0.22	0.23
Net unrealized investment gains (losses)	0.54	0.89	1.56
Total realized and unrealized investment gains (losses)	0.55	1.11	1.79
Cash dividends	(0.17)	(0.52)	(0.51)
Stock issuance, foreign exchange, and other transactions	-	0.01	0.07
Net change	0.21	0.56	0.86
Ending balance	$17.05	$17.05	$16.77

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

In recent years, the Financial Accounting Standards Board (“FASB”) has issued various releases requiring additional financial statement disclosures, and to provide guidance relative to the application of such releases. Of particular pertinence to the Company’s financial statements are certain disclosures relating to uncertainties affecting income tax provisions and methodologies for establishing the fair value and recording of other-than-temporary impairments of securities. The requisite disclosures and explanations of those matters have been included in the footnotes to the Company’s financial statements. In October 2010, the FASB issued new guidance relative to the deferral of acquisition costs incurred by insurance entities. This new guidance is discussed further in Note 1 of the Notes to Consolidated Financial Statements.

FINANCIAL POSITION

The Company’s financial position at September 30, 2010 reflected decreases in assets and liabilities of 1.4% and 3.3%, respectively, and an increase in common shareholders’ equity of 3.8% when compared to the immediately preceding year-end. Cash and invested assets represented 71.1% and 69.6% of consolidated assets as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, cash and invested assets increased .7% to $9,944.5 principally as a result of an increase in the fair value of investments offset by negative operating cash flows.

Investments - During the first nine months of 2010 and 2009, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities. At both September 30, 2010 and 2009, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains little or no insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At September 30, 2010, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2010. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	September 30,	December 31,
	2010	2009
Aaa	20.9%	22.3%
Aa	18.4	20.3
A	31.1	30.3
Baa	28.2	25.7
Total investment grade	98.6	98.6
All other (b)	1.4	1.4
Total	100.0%	100.0%

(a)
Credit quality ratings used are those assigned primarily by Moody’s for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor’s (“S&P”) for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody’s ratings classifications.

(b)	“All other” includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	September 30, 2010
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$18.8		$.7
Retail	4.1		.1
Total	$23.0	(c)	$.8

(c)	Represents .3% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	September 30, 2010
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$.9		$.2
Municipals	8.1		-
Industrial	4.5		-
Technology	1.0		-
Total	$14.6	(d)	$.3

(d)	Represents .2% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	September 30, 2010
			Gross
			Unrealized
	Cost		Losses
Equity Securities by Industry Concentration:
Index Funds	$112.8		$11.2
Energy	23.7		1.4
Health Care	21.5		.2
Utilities	7.9		.2
Other (includes 2 industry groups)	2.1		-
Total	$168.2	(e)	$13.3	(f)

(e)	Represents 40.8% of the total equity securities portfolio.
(f)	Represents 3.2% of the adjusted cost of the total equity securities portfolio, while gross unrealized gains represent 53.6% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	September 30, 2010
	Amortized Cost
	of Fixed Maturity Securities		Gross Unrealized Losses
		Non-		Non-
		Investment		Investment
	All	Grade Only	All	Grade Only
Maturity Ranges:
Due in one year or less	$4.5	$-	$-	$-
Due after one year through five years	18.9	13.4	.8	.8
Due after five years through ten years	10.9	9.5	-	-
Due after ten years	3.2	-	.2	-
Total	$37.6	$23.0	$1.2	$.8

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	September 30, 2010
	Amount of Gross Unrealized Losses
	Less than			Total Gross
	20% of	20% to 50%	More than	Unrealized
	Cost	of Cost	50% of Cost	Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$-	$-	$-	$-
Seven to twelve months	-	-	-	-
More than twelve months	.8	.2	-	1.1
Total	$.9	$.2	$-	$1.2
Equity Securities:
One to six months	$1.7	$-	$-	$1.7
Seven to twelve months	.2	-	-	.2
More than twelve months	11.2	-	-	11.2
Total	$13.2	$-	$-	$13.3

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	10	-	-	10
Seven to twelve months	-	-	-	-
More than twelve months	4	1	-	5
Total	14	1	-	15	(g)
Equity Securities:
One to six months	8	-	-	8
Seven to twelve months	1	-	-	1
More than twelve months	1	1	-	2
Total	10	1	-	11	(g)

(g)
At September 30, 2010, the number of issues in an unrealized loss position represent .8% as to fixed maturities, and 26.2% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (September 30, 2010 in the above table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	September 30,	December 31,
	2010	2009
Maturity Ranges:
Due in one year or less	11.0%	9.3%
Due after one year through five years	52.4	55.0
Due after five years through ten years	35.8	34.9
Due after ten years through fifteen years	.8	.8
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.3	4.4
Duration (h)	3.7	3.8

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.7 as of September 30, 2010 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.7%.

Composition of Unrealized Gains (Losses)

	September 30,	December 31,
	2010	2009
Fixed Maturity Securities:
Amortized cost	$7,493.3	$7,896.2
Estimated fair value	8,185.5	8,326.8
Gross unrealized gains	693.4	448.0
Gross unrealized losses	(1.2)	(17.4)
Net unrealized gains (losses)	$692.2	$430.5

Equity Securities:
Original cost	$657.4	$674.9
Adjusted cost(*)	412.0	357.5
Estimated fair value	619.5	502.9
Gross unrealized gains	220.8	159.0
Gross unrealized losses	(13.3)	(13.7)
Net unrealized gains (losses)	$207.4	$145.3

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

Capitalization - Old Republic’s total capitalization of $4,384.2 at September 30, 2010 consisted of debt of $346.4 and common shareholders' equity of $4,037.7. Changes in the common shareholders’ equity account reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 29 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year’s cash dividend rate, the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management’s long-term expectations for the Company’s consolidated business.

Under state insurance regulations, the Company’s three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. If a company’s risk to capital ratio exceeds the limit or its capital falls below the minimum prescribed levels, absent expressed regulatory approval, it may be prohibited from writing new business until its risk to capital ratio falls below the limit or it reestablishes the required minimum levels of capital. At September 30, 2010, the statutory risk to capital ratio was 25.5:1 for the three companies combined. A continuation of operating losses could further reduce statutory surplus thus increasing the risk to capital ratio which the Company evaluates on a quarterly basis.

The Company’s principal mortgage insurance subsidiary, Republic Mortgage Insurance Company (“RMIC”), breached the minimum capital requirement during the third quarter of 2010. In anticipation of this occurrence, RMIC has previously requested and received waivers of the minimum policyholder position requirements from the regulatory authorities in the following states: Arizona, California, Florida, Idaho, Illinois, Iowa, Kansas, Missouri, North Carolina, Oregon, Texas, and Wisconsin. RMIC has made similar requests to the insurance regulators in other states that have similar minimum capital or maximum risk-to-capital requirements. New insurance written in the states that have not issued a waiver to RMIC represented 7.2% of the total for the nine months ended September 30, 2010.

The Company has access to various capital resources including dividends from its subsidiaries, holding company investments, and access to debt and equity capital markets. At September 30, 2010, the Company’s consolidated debt to equity ratio was 8.6%. This relatively low level of financial leverage should provide the Company with additional borrowing capacity to meet its capital commitments.

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

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 36.5% of 2010 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 63.5% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
						% Change
						from prior
	General	Mortgage	Title	Other	Total	period
Years Ended December 31:
2007	$2,155.1	$518.2	$850.7	$77.0	$3,601.2	5.9%
2008	1,989.3	592.5	656.1	80.1	3,318.1	-7.9
2009	1,782.5	644.5	888.4	73.3	3,388.9	2.1
Nine Months Ended September 30:
2009	1,344.9	508.4	620.6	54.0	2,528.0	.4
2010	1,247.9	385.7	853.6	61.9	2,549.3	.8
Quarters Ended September 30:
2009	446.7	221.5	253.3	17.0	938.7	12.4
2010	$435.0	$120.3	$311.8	$18.1	$885.4	-5.7%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial			Inland
	Automobile			Marine
	(mostly	Workers’	Financial	and	General
	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended December 31:
2007	35.0%	23.5%	13.8%	9.3%	7.8%	10.6%
2008	34.9	21.0	16.1	9.7	7.5	10.8
2009	36.6	21.7	13.5	9.5	8.0	10.7
Nine Months Ended September 30:
2009	35.9	22.0	13.4	9.5	8.2	11.0
2010	40.0	20.8	11.7	9.3	7.0	11.2
Quarters Ended September 30:
2009	36.3	22.0	12.6	9.3	8.1	11.7
2010	39.3%	20.3%	13.7%	8.8%	6.8%	11.1%

Earned premiums included in the above table within the Financial Indemnity Coverages category and related risk in force pertaining to the Company’s consumer credit indemnity (“CCI”) coverage have reflected a generally declining trend since 2008. The decline is largely due to a temporary discontinuation of active sales efforts due to the lack of market demand for the Company’s current offering. The following table shows CCI net premiums earned during the indicated periods and the maximum calculated risk in force at the end of the respective periods. Net earned premiums include retrospective premium adjustments arising from the variable claim experience of individual policies subject to retrospective rating plans. Risk in force represents estimates of the maximum risk exposures at the inception of individual policies reduced by cumulative claim costs attributed to such policies through the end of the periods shown below.

	Net CCI Earned Premiums
		% of General
		Insurance	Risk in
	Amount	Group	Force
Years Ended December 31:
2007	$193.4	9.0%	$2,909.5
2008	204.3	10.3	2,613.8
2009	121.4	6.8	2,004.8
Nine Months Ended September 30:
2009	89.4	6.7	2,171.6
2010	61.5	4.9	$1,605.4
Quarters Ended September 30:
2009	26.4	5.9
2010	$31.2	7.2%

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
	Traditional
New Insurance Written:	Primary	Bulk	Other	Total
Years Ended December 31:
2007	$31,841.7	$10,800.3	$901.6	$43,543.7
2008	20,861.9	3.5	1,123.5	21,989.0
2009	7,899.2	-	.5	7,899.8
Nine Months Ended September 30:
2009	6,778.9	-	.5	6,779.4
2010	2,810.5	-	-	2,810.5
Quarters Ended September 30:
2009	1,993.6	-	-	1,993.6
2010	$1,097.9	$-	$-	$1,097.9

	Traditional
New Risk Written by Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2007	$7,844.5	$724.5	$15.2	$8,584.4
2008	4,815.0	.6	11.8	4,827.5
2009	1,681.7	-	-	1,681.7
Nine Months Ended September 30:
2009	1,439.4	-	-	1,439.4
2010	659.4	-	-	659.4
Quarters Ended September 30:
2009	428.1	-	-	428.1
2010	$258.7	$-	$-	$258.7

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:			Traditional
Years Ended December 31:	Direct	Net	Primary	Bulk
2007	$612.7	$518.2	77.6%	73.7%
2008	698.4	592.5	83.9	88.4
2009	648.6	644.5	82.8	88.3
Nine Months Ended September 30:
2009	496.1	508.4	83.4	89.3
2010	410.4	385.7	83.4%	88.2%
Quarters Ended September 30:
2009	160.2	221.5
2010	$126.9	$120.3

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

Net Risk in Force
	Traditional
Net Risk in Force By Type:	Primary	Bulk	Other	Total
As of December 31:
2007	$18,808.5	$2,539.9	$511.1	$21,859.5
2008	20,463.0	2,055.0	457.0	22,975.1
2009	18,727.9	1,776.7	297.2	20,801.9
As of September 30:
2009	19,279.6	1,849.1	297.5	21,426.4
2010	$17,166.5	$1,238.8	$260.8	$18,666.1

Analysis of Risk in Force
			FICO
	FICO less	FICO 620	Greater	Unscored/
Risk in Force Distribution By FICO Scores:	than 620	to 680	than 680	Unavailable

Traditional Primary:
As of December 31:
2007	8.5%	33.6%	55.1%	2.8%
2008	7.0	30.5	60.5	2.0
2009	6.5	28.8	63.1	1.6
As of September 30:
2009	6.6	29.1	62.7	1.6
2010	6.4%	27.8%	64.3%	1.5%

Bulk(a):
As of December 31:
2007	19.4%	34.9%	45.4%	.3%
2008	18.2	33.7	47.9	.2
2009	17.6	33.1	49.2	.1
As of September 30:
2009	17.7	33.2	48.9	.2
2010	22.9%	32.0%	45.0%	.1%

	LTV	LTV	LTV	LTV
	85.0	85.01	90.01	Greater
Risk in Force Distribution By Loan to Value (“LTV”) Ratio:	and below	To 90.0	To 95.0	than 95.0

Traditional Primary:
As of December 31:
2007	4.7%	34.4%	32.0%	28.9%
2008	5.1	35.5	31.6	27.8
2009	5.3	36.4	31.6	26.7
As of September 30:
2009	5.3	36.4	31.5	26.8
2010	5.3%	36.6%	32.1%	26.0%

Bulk(a):
As of December 31:
2007	62.0%	20.9%	9.3%	7.8%
2008	63.5	20.1	8.6	7.8
2009	65.9	18.4	7.8	7.9
As of September 30:
2009	65.5	18.6	7.9	8.0
2010	57.5%	22.8%	9.7%	10.0%

(a)	Bulk pool risk in-force, which represented 32.1% of total bulk risk in-force at September 30, 2010, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2007	8.9%	7.7%	5.3%	5.2%	3.4%	4.5%	3.1%	2.8%	4.5%	3.8%
2008	8.3	8.1	5.2	5.2	3.2	5.5	3.1	2.9	4.4	3.8
2009	8.1	8.5	5.2	5.1	3.2	5.5	3.1	2.9	4.5	4.0
As of September 30:
2009	8.1	8.4	5.2	5.1	3.1	5.6	3.1	2.9	4.5	3.9
2010	7.6%	8.6%	5.2%	5.0%	3.2%	5.2%	3.1%	2.9%	4.7%	4.2%

	Bulk (a)
	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2007	9.3%	4.8%	4.2%	4.1%	3.1%	17.5%	3.4%	4.2%	3.0%	5.5%
2008	10.0	4.6	4.0	3.9	3.1	18.2	3.4	4.3	2.9	5.4
2009	10.4	4.6	4.0	4.0	3.2	17.8	3.5	4.1	3.0	5.4
As of September 30:
2009	10.3	4.7	4.0	4.0	3.2	17.8	3.4	4.2	3.0	5.3
2010	10.0%	5.2%	4.3%	4.0%	3.8%	16.0%	3.3%	3.6%	3.0%	5.9%

	Full	Reduced
Risk in Force Distribution By Level of Documentation:	Docu-	Docu-
	Mentation	Mentation
Traditional Primary:
As of December 31:
2007	88.0%	12.0%
2008	90.0	10.0
2009	91.1	8.9
As of September 30:
2009	90.8	9.2
2010	92.1%	7.9%

Bulk (a):
As of December 31:
2007	49.6%	50.4%
2008	49.1	50.9
2009	49.4	50.6
As of September 30:
2009	49.5	50.5
2010	57.4%	42.6%

Risk in Force Distribution By Loan Type:	Fixed Rate
	& ARMS	ARMS
	with resets	with resets
	>= 5 years	< 5 years
Traditional Primary:
As of December 31:
2007	94.4%	5.6%
2008	95.8	4.2
2009	96.3	3.7
As of September 30:
2009	96.1	3.9
2010	96.7%	3.3%

Bulk (a):
As of December 31:
2007	70.9%	29.1%
2008	74.4	25.6
2009	75.4	24.6
As of September 30:
2009	75.4	24.6
2010	69.7%	30.3%

(a)	Bulk pool risk in-force, which represented 32.1% of total bulk risk in-force at September 30, 2010, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
		Independent
		Title
	Direct	Agents &
	Operations	Other
Years Ended December 31:
2007	32.1%	67.9%
2008	36.8	63.2
2009	38.5	61.5
Nine Months Ended September 30:
2009	40.0	60.0
2010	36.5	63.5
Quarters Ended September 30:
2009	35.7	64.3
2010	35.1%	64.9%

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

						Fair	Invested
	Invested Assets at Adjusted Cost					Value	Assets at
				Corporate		Adjust-	Fair
	General	Mortgage	Title	and Other	Total	ment	Value
As of December 31:
2008	$5,618.7	$2,099.7	$545.8	$417.5	$8,681.8	$1.0	$8,682.9
2009	5,670.9	2,466.3	615.2	355.2	9,107.8	580.6	9,688.4
As of September 30:
2009	5,706.0	2,378.0	596.7	427.7	9,108.6	567.9	9,676.5
2010	$5,606.2	$2,206.5	$605.3	$428.2	$8,846.4	$904.5	$9,751.0

	Net Investment Income					Yield at
				Corporate		Original	Fair
	General	Mortgage	Title	and Other	Total	Cost	Value
Years Ended
December 31:
2007	$260.8	$79.0	$27.3	$12.7	$379.9	4.58%	4.52%
2008	253.6	86.8	25.1	11.6	377.3	4.27	4.33
2009	258.9	92.0	25.2	7.2	383.5	4.15	4.17
Nine Months Ended
September 30:
2009	191.8	68.4	18.2	5.3	283.9	4.09	4.12
2010	192.9	65.8	19.8	5.3	284.0	4.08	3.90
Quarters Ended
September 30:
2009	64.7	23.8	6.3	1.7	96.7	4.11	4.10
2010	$63.6	$20.7	$6.5	$1.7	$92.6	4.06%	3.83%

Revenues: Net Realized Gains (Losses)

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first nine months of 2010 and 2009, 44.2% and 91.0%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on
	Disposition of Securities			Impairment Losses on Securities
		Equity			Equity
		securities			securities		Net
	Fixed	and miscell-		Fixed	and miscell-		realized
	maturity	aneous		maturity	aneous		gains
	securities	investments	Total	securities	investments	Total	(losses)
Years Ended
December 31:
2007	$2.2	$68.1	$70.3	$-	$-	$-	$70.3
2008	(25.0)	20.9	(4.1)	(11.5)	(470.7)	(482.3)	(486.4)
2009	4.2	11.7	15.9	(1.5)	(8.0)	(9.5)	6.3
Nine Months Ended
September 30:
2009	1.5	(.5)	1.0	(1.5)	-	(1.5)	(.5)
2010	50.2	30.6	80.9	-	(1.2)	(1.2)	79.7
Quarters Ended
September 30:
2009	.5	-	.6	(1.5)	-	(1.5)	(.9)
2010	$9.9	$(4.8)	$5.1	$-	$(1.2)	$(1.2)	$3.8

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years’ claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of September 30, 2010 and December 31, 2009:

	Claim and Loss Adjustment Expense Reserves
	September 30, 2010		December 31, 2009
	Gross	Net	Gross	Net

Commercial automobile (mostly trucking)	$1,089.1	$899.8	$1,049.4	$860.5
Workers’ compensation	2,268.2	1,265.5	2,258.1	1,285.6
General liability	1,230.9	621.9	1,281.8	638.7
Other coverages	579.2	391.8	649.1	444.7
Unallocated loss adjustment expense reserves	145.3	105.1	141.9	104.7
Total general insurance reserves	5,312.9	3,284.4	5,380.4	3,334.3

Mortgage guaranty	1,834.5	1,699.8	2,225.6	1,962.6
Title	267.2	267.2	260.8	260.8
Life and health	25.5	21.7	29.0	21.5
Unallocated loss adjustment expense reserves -
other coverages	25.5	25.5	19.1	19.1
Total claim and loss adjustment expense reserves	$7,465.8	$5,298.8	$7,915.0	$5,598.5
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$163.5	$131.1	$172.8	$136.9
% of total general insurance reserves	3.1%	4.0%	3.2%	4.1%

Changes in aggregate case, IBNR, and loss adjustment expense reserves are shown in the following table:

	Nine Months Ended September 30,
	2010	2009
Reserve increase(decrease):
General Insurance	$(49.9)	$8.5
Mortgage Guaranty	(256.8)	473.8
Title Insurance	6.9	(1.3)
Other	.1	(1.3)
Total	$(299.6)	$479.7

IBNR reserves carried in each segment were as follows:

	September 30,	December 31,
	2010	2009
General Insurance	$1,615.1	$1,621.6
Mortgage Guaranty	42.5	39.7
Title Insurance	205.1	191.3
Other	6.4	9.4
Total	$1,869.2	$1,862.0

The Company’s reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses, including incurred but not reported losses and loss adjustment expenses. The establishment of claim reserves by the Company’s insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management’s judgment in interpreting all such factors. At any point in time, the Company is exposed to possibly higher or lower than anticipated claim costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are often referred to as unfavorable development whereas any changes that decrease previous estimates of the Company’s ultimate liability are referred to as favorable development. Most of the decline in mortgage guaranty reserves at September 30, 2010 resulted from the previously discussed cancellation of certain pool insurance policies.

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

Incurred Loss Experience

Management believes that the Company’s overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue; accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management’s opinion, however, such potential development is not likely to have a material effect on the Company’s consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company’s 2009 Annual Report on Form 10-K under Item 1A - Risk Factors.

During the past several months news accounts have cited possible widespread issues pertaining to the loan foreclosure procedures of lending institutions. Basically, these news reports point to faulty documentation of such foreclosure procedures. In the Company’s opinion, the possible impact on its operating segments from foreclosure delays is summarized as follows: General Insurance -- the CCI coverage is largely unaffected because foreclosure is not a condition precedent to the filing of a claim by an insured lending institution. Mortgage guaranty -- a delay in the foreclosure proceedings will have the effect of delaying the filing and ultimate payment of claims. It is not anticipated that this will increase the number of delinquent loans that ultimately go to claim but will result in distressed loans remaining in the later stage of delinquency until the ultimate foreclosure is resolved. Title insurance -- The current foreclosure issues could impact this line of business by legal costs associated with defending title issues created by flaws in the foreclosure proceedings. In an extreme case, a title company could be forced to reimburse the buyer of the home as a result of a faulty foreclosure proceeding. In this event, the company would look to the protections afforded it in the policy and seek remedies from the foreclosing lender. It is unlikely that these issues would have a material financial impact on our title insurance company.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2007	67.8%	118.8%	6.6%	60.2%
2008	73.0	199.3	7.0	81.8
2009	76.3	176.0	7.9	76.7
Nine Months Ended September 30:
2009	76.1	170.7	7.6	77.6
2010	77.1	140.6	7.8	62.9
Quarters Ended September 30:
2009	77.5	134.2	8.3	71.5
2010	81.2%	179.1%	8.3%	68.3%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claims Ratios by Type of Coverage
		Commercial			Inland
		Automobile			Marine
	All	(mostly	Workers’	Financial	and	General
	Coverages	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended
December 31:
2007	67.8%	74.0%	70.9%	69.6%	54.9%	59.9%	55.9%
2008	73.0	76.1	69.4	95.0	60.5	64.4	53.9
2009	76.3	71.5	74.9	117.8	63.0	65.6	60.1
Nine Months Ended
September 30:
2009	76.1	72.1	71.5	119.0	64.0	65.7	60.0
2010	77.1	72.8	71.2	131.9	60.9	62.1	66.8
Quarters Ended
September 30:
2009	77.5	72.2	68.5	116.7	70.0	76.5	63.6
2010	81.2%	71.1%	66.2%	149.0%	69.8%	74.4%	66.1%

Excluding the impact of Old Republic’s CCI business, the overall general insurance claims ratio shows reasonably consistent trends for the past three years. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in the periods shown was driven principally by greater claim frequencies experienced in Old Republic’s CCI coverage. Even though consumer loan delinquency rates have subsided fairly steadily since mid-year 2009, the greater CCI claims costs in the current 2010 quarter and year-to-date period were driven by both higher payment trends and by increased levels of claim verification and resolution activity.

The following table shows CCI claims related trends for the periods shown:

					Effect on
					General	Reported
	CCI Claim Costs				Insurance	Delinquency	Claim
	Paid		Incurred		Claim	Rate at End	Rescissions
	Amount	Ratio (a)	Amount	Ratio (a)	Ratio (b)	of Period	and Denials
Years Ended December 31:
2007	$113.0	58.4%	$176.0	91.0%	2.3%	2.3%	$15.8
2008	250.4	122.6	258.6	126.6	6.1	6.0	269.0
2009	256.9	211.6	214.7	176.9	7.3	6.8	976.0
Nine Months Ended September 30:
2009	198.0	221.4	158.3	176.9	7.2	7.5	738.5
2010	207.4	336.8	161.6	262.4	9.6	5.3%	$545.1
Quarters Ended September 30:
2009	55.4	209.4	50.7	191.4	7.2
2010	$97.3	311.7%	$80.9	259.0%	13.8%

(a)	Percent of net CCI earned premiums.
(b)	Stated as percentage point increase in the general insurance claim ratio.

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

CCI claims ratios in the above table include only those costs actually or expected to be paid by the Company and exclude claims not paid by virtue of coverage rescissions and claims denials as well as unsubstantiated claim submissions. Certain claim rescissions and denials may from time to time become the subject of disagreements between the Company and certain individual insureds. Possible future reversals of such rescissions and denials, however, may not necessarily affect the adequacy of previously established claim reserve levels nor fully impact operating results. These effects could be fully or partially negated by the imposition of additional retrospective premiums and/or the limiting effects of maximum policy limits.

Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages’ reserves, typically workers’ compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 9.4 years (gross) and 13.1 years (net of reinsurance) as of September 30, 2010 and 8.4 years (gross) and 11.5 years (net of reinsurance) as of December 31, 2009. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 1.4% of general insurance group net incurred losses for the five years ended December 31, 2009.

Mortgage guaranty claims ratios in the third quarter and first nine months of 2010 were affected mostly by varying claim payment trends and reserve provisions as well as captive and pool transactions. As indicated in the above Executive Summary section, Old Republic's mortgage guaranty subsidiaries negotiated the termination of various captive reinsurance and pool insurance contracts. Taken together all of these transactions reduced the incurred claims ratio by 4.0 and 19.0 percentage points for the third quarter and first nine months of 2010, respectively, and by 79.6 and 33.0 percentage points for the third quarter and first nine months of 2009, respectively. These claims ratios had risen through year-end 2009 principally as a result of higher reserve provisions and paid losses. Reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower’s ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower’s ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigations costs, legal fees, and accumulated interest expenses.

In common with all other insurance lines, mortgage guaranty paid and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company, and exclude claims not paid by virtue of coverage rescissions and claims denials shown in the table below. In a similar vein, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves entering into the determination of incurred claim costs take into account a large number of variables including changes in claim cost estimates for anticipated coverage rescissions and claims denials of $(955.5) and $713.1 for the nine months ended September 30, 2010 and 2009, respectively.

Average mortgage guaranty paid claims, certain delinquency ratio data as of the end of the periods shown are listed below:

	Average Paid Claim
	Amount (c)		Delinquency Ratio		Claim
	Traditional		Traditional		Rescissions
	Primary	Bulk	Primary	Bulk	and Denials
Years Ended December 31:
2007	$32,214	$34,951	5.47%	6.85%	$36.4
2008	43,532	56,481	10.34	17.17	211.0
2009	48,492	59,386	16.83	30.81	719.5
Nine Months Ended September 30:
2009	48,389	60,804	15.04	27.57	502.8
2010	46,754	57,787	16.04%	24.29%	$559.8
Quarters Ended September 30:
2009	45,919	59,640
2010	$45,657	$56,469

(c)	Amounts are in whole dollars.

	Traditional Primary Delinquency Ratios for Top Ten States (d):
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2007	7.7%	4.5%	7.2%	5.4%	8.1%	6.7%	5.4%	4.1%	4.8%	5.2%
2008	21.9	7.1	11.1	10.8	11.0	19.8	11.4	8.1	7.6	7.7
2009	34.1	10.6	18.8	19.5	16.4	30.5	21.1	13.9	12.3	11.6
As of September 30:
2009	31.2	9.2	16.2	17.1	14.7	28.5	18.9	12.5	10.8	10.6
2010	33.3%	10.1%	18.2%	19.4%	16.1%	24.9%	21.0%	12.6%	12.2%	11.3%

	Bulk Delinquency Ratios for Top Ten States (d):
	FL	TX	GA	IL	OH	CA	NJ	NY	CO	AZ
As of December 31:
2007	7.8%	5.4%	7.3%	8.6%	10.6%	7.0%	6.6%	6.6%	5.8%	5.1%
2008	27.0	10.2	16.3	19.1	17.1	22.4	16.0	13.8	9.8	18.2
2009	46.5	16.3	27.6	35.7	23.4	41.3	33.3	26.8	17.0	37.5
As of September 30:
2009	42.5	14.5	23.6	31.3	21.1	37.5	30.0	23.7	15.2	34.0
2010	36.4%	14.5%	23.9%	28.8%	20.9%	27.9%	27.6%	22.1%	17.6%	25.4%

	Total Delinquency Ratios for Top Ten States (includes “other” business) (d):
	FL	TX	GA	IL	OH	CA	NJ	NY	NC	PA
As of December 31:
2007	6.9%	4.5%	6.7%	5.0%	8.0%	5.5%	5.5%	5.4%	4.1%	5.1%
2008	21.3	7.2	11.2	10.2	11.4	17.2	12.1	10.8	6.8	8.1
2009	36.4	11.2	19.4	20.5	17.2	33.9	24.1	20.1	11.5	12.9
As of September 30:
2009	33.3	9.7	16.6	17.8	15.4	30.9	21.6	17.8	10.0	11.7
2010	32.6%	10.3%	18.0%	19.3%	16.4%	24.8%	21.7%	17.8%	11.2%	11.9%

(d)	As determined by risk in force as of September 30, 2010, these 10 states represent approximately 49.8%, 59.1%, and 50.1%, of traditional primary, bulk, and total risk in force, respectively.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, claim ratios have risen for the first nine months of 2010 and most recent three years due to the continuing downturn and economic stresses in the housing and related mortgage lending industries.

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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2007	24.1%	17.7%	98.1%	41.3%
2008	24.2	15.7	103.6	39.1
2009	25.8	12.6	93.8	41.8
Nine Months Ended September 30:
2009	26.0	12.6	94.4	40.8
2010	26.9	14.0	94.4	48.2
Quarters Ended September 30:
2009	25.8	10.9	91.1	40.5
2010	26.1%	14.8%	91.9%	48.3%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2007	91.9%	136.5%	104.7%	101.5%
2008	97.2	215.0	110.6	120.9
2009	102.1	188.6	101.7	118.5
Nine Months Ended September 30:
2009	102.1	183.3	102.0	118.4
2010	104.0	154.6	102.2	111.1
Quarters Ended September 30:
2009	103.3	145.1	99.4	112.0
2010	107.3%	193.9%	100.2%	116.6%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (35.8)% and 15.2% in the third quarter and first nine months of 2010, compared to (125.5)% and (70.0)% in the third quarter and first nine months of 2009. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

Old Republic’s market risk exposures at September 30, 2010, have not materially changed from those identified in the Company’s 2009 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2010, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	November 9, 2010

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