Form 10-K
period 2010-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2011-02-28
CIK 74260

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended: December 31, 2010 OR

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: X/No:_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:  / No:X

The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and executive officers, the registrant’s various employee benefit plans and American Business & Personal Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant’s common stock on June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter, was $2,631,503,428.

The registrant had 259,249,515 shares of Common Stock outstanding as of January 31, 2011.

Documents incorporated by reference:

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.
Title Proxy statement for the 2011 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 109)	Part III, Items 10, 11, 12, 13 and 14 IV, Item 15

There are 110 pages in this report

PART I

Item 1 - Business

(a) General Description of Business. Old Republic International Corporation is a Chicago based holding company engaged in the single business of insurance underwriting. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely, it’s General (property and liability insurance), Mortgage Guaranty, and Title Insurance Groups. References herein to such groups apply to the Company's subsidiaries engaged in these respective segments of business. The results of a small life and health insurance business are included within the corporate and other caption of this report. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise managed for the long run. Management therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on the maintenance of financial soundness in support of its subsidiaries’ long-term obligations to insurance beneficiaries. To achieve these objectives, adherence to certain basic insurance risk management principles is stressed, and asset diversification and quality are emphasized. The underwriting principles encompass:

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

In light of the above factors, the Company’s affairs are necessarily managed for the long-run and without significant regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic’s view, such short reporting time frames do not comport well with the long-term nature of much of its business. Management believes that the Company’s operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five to ten year intervals. Such extended periods can encompass one or two economic and/or underwriting cycles, and can thereby provide appropriate time frames for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.

Effective October 1, 2010, Old Republic acquired PMA Capital Corporation ("PMA"), an insurance holding company with interests in the commercial property and liability insurance field.  The consideration transferred of $247.2 million included the issuance of 17,754,047 Old Republic common shares and the replacement value of PMA stock options. The financial statements and other data in this report include PMA's results of operations for the final quarter of 2010 and its assets and liabilities as of December 31, 2010.

The contributions to consolidated net revenues and income before taxes, and the assets and shareholders’ equity of each Old Republic segment are set forth in the following table. This information should be read in conjunction with the consolidated financial statements, the notes thereto, and the "Management Analysis of Financial Position and Results of Operations" appearing elsewhere in this report.

Financial Information Relating to Segments of Business (a)

Net Revenues (b)	($ in Millions)
Years Ended December 31:	2010	2009	2008
General	$2,074.9	$2,052.7	$2,255.9
Mortgage Guaranty	588.4	746.1	690.0
Title	1,238.8	914.1	681.3
Corporate & Other – net (c)	145.8	138.1	132.1
Consolidated realized investment gains (losses)	109.1	6.3	(486.4)
Consolidation elimination adjustments	(54.5)	(53.8)	(35.3)
Consolidated	$4,102.7	$3,803.6	$3,237.7

Income (Loss) Before Taxes
Years Ended December 31:	2010	2009	2008
General	$172.7	$200.1	$294.3
Mortgage Guaranty	(260.8)	(486.4)	(594.3)
Title	9.4	2.1	(46.3)
Corporate & Other – net (c)	(2.8)	4.0	13.5
Consolidated realized investment gains (losses)	109.1	6.3	(486.4)
Consolidated	$27.6	$(273.6)	$(819.2)

Assets
As of December 31:	2010	2009	2008
General	$12,189.8	$9,920.8	$9,482.9
Mortgage Guaranty	2,537.9	3,233.4	2,973.1
Title	915.0	852.8	762.4
Corporate & Other – net (c)	576.7	503.5	509.5
Consolidation elimination adjustments	(336.8)	(320.5)	(462.0)
Consolidated	$15,882.7	$14,190.0	$13,266.0

Shareholders’ Equity
As of December 31:	2010	2009	2008
General (d)	$2,846.8	$2,548.2	$2,258.7
Mortgage Guaranty (d)	441.1	581.7	828.0
Title (d)	300.6	288.6	260.0
Corporate & Other – net (c)	578.6	516.9	433.7
Consolidated elimination adjustments	(45.8)	(44.1)	(40.2)
Consolidated	$4,121.4	$3,891.4	$3,740.3

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
(d)
Total capitalization allocated to each operating segment includes shareholders' equity as shown in this schedule plus intercompany financing arrangements for the following segments: General - $334.6, $334.0, and $207.5 as of December 31, 2010, 2009, and 2008, respectively; Mortgage - $150.0 as of December 31, 2010, 2009, and 2008; and Title  - $150.4, $139.9, and $117.8 as of December 31, 2010, 2009, and 2008, respectively.

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

Commercial Multi-Peril ("CMP")(1920’s): Policies afford liability coverage for claims arising from the acts of owners or employees, and protection for the physical assets of large businesses.

Financial Indemnity: Multiple types of specialty coverages, including most prominently the following five, are underwritten by Old Republic within this financial indemnity products classification.

Consumer Credit Indemnity ("CCI")(1955): Policies provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of consumer loan balances by individual buyers and borrowers arising from unemployment, bankruptcy, and other failures to pay.

Errors & Omissions("E&O")/Directors & Officers ("D&O")(1983): E&O liability policies are written for non-medical professional service providers such as lawyers, architects and consultants, and provides coverage for legal expenses, and indemnity settlements for claims alleging breaches of professional standards. D&O coverage provides for the payment of legal expenses, and indemnity settlements for claims made against the directors and officers of corporations from a variety of sources, most typically shareholders.

Fidelity (1981): Bonds cover the exposures of financial institutions and commercial and other enterprises for losses of monies or debt and equity securities due to acts of employee dishonesty.

Guaranteed Asset Protection ("GAP")(2003): This insurance covers an automobile loan borrower for the dollar value difference between an insurance company’s liability for the total loss (remaining cash value) of an insured vehicle and the amount still owed on an automobile loan.

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

Workers’ Compensation (1910's): This coverage is purchased by employers to provide insurance for employees’ lost wages and medical benefits in the event of work-related injury, disability, or death.

(Parenthetical dates refer to the year(s) when Old Republic’s Companies began underwriting the coverages)

Commercial automobile, general liability and workers’ compensation insurance are typically produced in tandem for many assureds. For 2010, production of commercial automobile direct insurance premiums accounted for approximately 33.1% of consolidated General Insurance Group direct premiums written, while workers’ compensation and general liability direct premium production amounted to approximately 21.6% and 11.9%, respectively, of such consolidated totals.

Approximately 86% of general insurance premiums are produced through independent agency or brokerage channels, while the remaining 14% is obtained through direct production facilities.

Mortgage Guaranty Group

Private mortgage insurance protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home’s purchase price. The Mortgage Guaranty Group insures only first mortgage loans, primarily on residential properties incorporating one-to-four family dwelling units. Old Republic's mortgage guaranty business was started in 1973.

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

Traditional primary insurance is issued on an individual loan basis to mortgage bankers, brokers, commercial banks and savings institutions through a network of Company-managed underwriting sites located throughout the country. Traditional primary loans are individually reviewed (except for loans insured under delegated approval programs) and priced according to filed premium rates. In underwriting traditional primary business, the Company generally adheres to the underwriting guidelines published by the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") or the Federal National Mortgage Association ("FNMA" or "Fannie Mae"), purchasers of many of the loans the Company insures. Delegated underwriting programs allow approved lenders to commit the Company to insure loans provided they adhere to predetermined underwriting guidelines. In 2010, delegated underwriting approvals accounted for approximately 57% of the Company’s new traditional primary risk written.

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

Title Insurance Group

Old Republic's title insurance business was founded in Minnesota in 1907. The business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records, which contain information concerning interests in real property. The policy insures against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2010, approximately 36% of the Company’s consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company), while the remaining 64% emanated from independent title agents and underwritten title companies.

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

The Company’s small life and health business registered 2010 and 2009 net premium revenues of $81.4 million and $73.3 million, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic’s general insurance operations. Production of term life insurance, accounting for net premiums earned of $17.0 million in 2010 and $15.1 million in 2009, was terminated and placed in run off as of year end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company’s insurance segments.

	($ in Millions)
	Years Ended December 31,
	2010	2009	2008
General Insurance Group:
Overall Experience:
Net Premiums Earned	$1,782.1	$1,782.5	$1,989.3
Claim Ratio	75.7%	75.9%	72.2%
Policyholders’ Dividend Benefit	.7	.4	.8
Expense Ratio	26.6	25.8	24.2
Composite Ratio	103.0%	102.1%	97.2%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$676.3	$652.8	$694.5
Claim Ratio	72.8%	71.3%	75.8%

Workers’ Compensation:
Net Premiums Earned	$447.9	$387.3	$418.4
Claim Ratio	69.0%	73.9%	67.2%
Policyholders’ Dividend Benefit	1.7%	1.0%	2.2%

General Liability:
Net Premiums Earned	$113.7	$143.2	$150.2
Claim Ratio	64.3%	65.3%	63.9%

Three Above Coverages Combined:
Net Premiums Earned	$1,237.9	$1,183.5	$1,263.2
Claim Ratio	70.7%	71.4%	71.5%

Financial Indemnity: (a)
Net Premiums Earned	$199.9	$241.5	$319.7
Claim Ratio	126.9%	117.8%	95.0%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$158.3	$168.8	$192.9
Claim Ratio	61.8%	61.4%	58.8%

Home and Automobile Warranty:
Net Premiums Earned	$146.8	$141.6	$126.2
Claim Ratio	71.5%	65.2%	61.2%

Other Coverages: (b)
Net Premiums Earned	$35.7	$50.7	$89.5
Claim Ratio	48.9%	45.8%	43.6%

Mortgage Guaranty Group:
Net Premiums Earned	$498.8	$644.5	$592.5
Claim Ratio	153.6%	176.0%	199.3%
Expense Ratio	14.4	12.6	15.7
Composite Ratio	168.0%	188.6%	215.0%

Title Insurance Group: (c)
Net Premiums Earned	$863.0	$611.0	$463.1
Combined Net Premiums & Fees Earned	$1,211.0	$888.4	$656.1
Claim Ratio	8.0%	7.9%	7.0%
Expense Ratio	93.0	93.8	103.6
Composite Ratio	101.0%	101.7%	110.6%

All Coverages Consolidated:
Net Premiums & Fees Earned	$3,573.5	$3,388.9	$3,318.1
Claim and Benefit Ratio	63.4%	76.7%	81.8%
Expense Ratio	48.0	41.8	39.1
Composite Ratio	111.4%	118.5%	120.9%

Any necessary reclassifications of prior year data are reflected in the above table to conform to our current presentation.
(a)	Consists principally of fidelity, surety, consumer credit indemnity, executive indemnity (directors & officers and errors & omissions), and guaranteed asset protection (GAP) coverages.
(b)	Consists principally of aviation and travel accident coverages.
(c)	Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.

General insurance premiums have trended down during the three years ended December 31, 2010. The Company estimates that most of the downtrend has been caused by the combination of a softer pricing environment and the recessionary economic conditions affecting its customers’ operations. These conditions affect such factors as sales and employment levels, both of which are important elements upon which premiums are based. 2010 general insurance premiums include $103.7 million contributed by the PMA merger in the fourth quarter. Apart from the incremental premium income generated by captive reinsurance terminations, mortgage guaranty earned premium levels continued to decline during 2010. The reduction stemmed from lower volumes of new insurance written, higher premium refunds related to claims rescissions, and the termination of certain pool insurance contracts. Moreover, new business volume reflected continued weakness from the downturn in overall mortgage originations, lower industry-wide penetration of the nation's current mortgage market, and the continuing effects of more selective underwriting guidelines in place since late 2007. Largely non-recurring captive reinsurance commutations contributed $13.6 million and $82.5 million of additional premiums covering future losses during 2010 and 2009, respectively. Title insurance premiums and fees had been in a downtrend between 2005 and late 2008. The combination of stronger refinance activity late in 2008 into 2009 and strong market share gains since 2009 emanating from title industry dislocations and consolidation contributed to premiums and fees growth reflected in the past two years.

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

Excluding the impact of Old Republic’s consumer credit indemnity ("CCI") business discussed below, the overall general insurance claim ratio shows reasonably consistent trends for all periods reported upon. To a large extent, this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. Changes in commercial automobile claim ratios are primarily due to greater claim frequencies. Loss ratios for workers' compensation and liability insurance may reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. Additionally, workers’ compensation claim costs in particular are affected by a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, and self-insured or deductible insurance programs that are intended to mitigate claim costs over time. Claim ratios for a relatively small book of general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestos and environmental claims exposures.

The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Given this concurrent underwriting approach, an evaluation of trends in premiums, claim and dividend ratios for these individual coverages is more appropriately considered in the aggregate.

The higher claim ratio for financial indemnity coverages in the periods shown was driven principally by greater claim frequencies experienced in Old Republic’s CCI coverage. These higher claim ratios added 8.6, 7.3 and 6.1 percentage points, respectively, to the 2010, 2009 and 2008 general insurance overall claim ratio, respectively.

Mortgage guaranty claim ratios have continued at high levels in recent periods. These ratios have risen principally as a result of higher reserve provisions and paid losses. Greater reserve provisions have resulted from higher levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increased unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower’s ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation; more restrictive mortgage lending standards which limit a borrower’s ability to refinance the loan; increases in housing supply relative to recent demand; historically high levels of coverage rescissions and claim denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines; and changes in claim settlement costs. The latter are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses. Recurring claim costs for 2010 were significantly lower in comparison with 2009. This outcome was mostly the result of downward trends in newly reported and outstanding traditional primary loan delinquencies, as well as a continuation of historically high, though gradually declining levels of claim rescissions and denials. By contrast, claim payments rose sharply during 2010 as foreclosure activity and claim filings progressed at a faster pace. Captive reinsurance and pool insurance contract terminations had the effect of lowering the 2010 and 2009 ratios from 168.6% and 201.8% to 153.6% and 176.0%, respectively.

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

General Insurance Claim Reserves

The Company’s property and liability insurance subsidiaries establish claim reserves which consist of estimates to settle: a) reported claims; b) claims which have been incurred as of each balance sheet date but have not as yet been reported ("IBNR") to the insurance subsidiaries; and c) the direct costs, (fees and costs which are allocable to individual claims) and indirect costs (such as salaries and rent applicable to the overall management of claim departments) to administer known and IBNR claims. Such claim reserves, except as to classification in the Consolidated Balance Sheets as to gross and reinsured portions and purchase accounting adjustments, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.

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

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $231.0 million, $143.9 million and $156.8 million, as of December 31, 2010, 2009 and 2008, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above noted reasons.

Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a reevaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted. Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since the final quarter of 2001, black lung claims filed or refiled pursuant to these revised regulations have increased, though the volume of new claim reports has abated in recent years. In March 2010, federal regulations were revised once again as part of the Patient Protection and Affordability Act that reinstates two provisions that potentially benefit claimants. In response to this most recent legislation and similar to the 2001 change, black lung claims filed or refiled have again increased. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience as well as assumptions relative to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented through the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot be estimated with reasonable certainty.

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries’ net retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2010, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2010 and 2009, Old Republic’s aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $195.7 million and $172.8 million gross, respectively, and $144.9 million and $136.9 million net of reinsurance, respectively. Based on average annual claims payments during the five most recent calendar years, such reserves represented 5.9 years (gross) and 10.0 years (net of reinsurance) as of December 31, 2010 and 5.7 years (gross) and 10.0 years (net of reinsurance) as of December 31, 2009. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2010, incurred A&E claim and related loss settlement costs have averaged .6% of average annual General Insurance Group claims and related settlement costs.

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

The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 2000 through 2010.

		($ in Millions)
(a)	As of December 31:	2010(6)	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
(b)	Liability(1) for unpaid claims
	and claim adjustment
	expenses(2):	$3,779	$3,229	$3,222	$3,175	$2,924	$2,414	$2,182	$1,964	$1,802	$1,678	$1,661

(c)	Paid (cumulative) as of (3):
	One year later	- %	24.9%	26.7%	27.9%	24.7%	15.5%	25.4%	24.7%	23.4%	23.2%	23.1%
	Two years later	-	-	39.7	42.0	40.2	31.7	33.9	39.2	38.5	37.1	36.8
	Three years later	-	-	-	50.2	49.9	43.2	44.6	44.4	48.2	47.5	45.8
	Four years later	-	-	-	-	55.3	50.7	51.6	50.9	51.0	53.7	52.5
	Five years later	-	-	-	-	-	54.6	57.0	55.9	55.3	54.9	57.3
	Six years later	-	-	-	-	-	-	59.7	60.1	59.2	58.3	57.4
	Seven years later	-	-	-	-	-	-	-	62.0	62.7	61.6	60.2
	Eight years later	-	-	-	-	-	-	-	-	64.2	64.7	63.3
	Nine years later	-	-	-	-	-	-	-	-	-	66.0	66.0
	Ten years later	- %	- %	- %	- %	- %	- %	- %	- %	- %	- %	67.2%
(d)	Liability reestimated (i.e.,
	cumulative payments plus
	reestimated ending liability)
	As of (4):
	One year later	- %	97.6%	98.2%	97.4%	96.2%	95.2%	97.6%	97.2%	98.6%	99.6%	97.3%
	Two years later	-	-	95.1	94.9	94.3	92.3	94.8	97.0	98.2	101.3	98.1
	Three years later	-	-	-	92.5	92.4	90.4	93.3	95.6	99.7	102.7	100.1
	Four years later	-	-	-	-	90.2	88.4	92.2	95.7	100.4	105.8	102.2
	Five years later	-	-	-	-	-	87.3	91.6	95.6	100.6	106.7	105.6
	Six years later	-	-	-	-	-	-	91.1	95.5	101.0	107.3	106.9
	Seven years later	-	-	-	-	-	-	-	95.5	101.1	107.8	107.5
	Eight years later	-	-	-	-	-	-	-	-	101.5	108.0	108.3
	Nine years later	-	-	-	-	-	-	-	-	-	108.5	108.5
	Ten years later	- %	- %	- %	- %	- %	- %	- %	- %	- %	- %	109.1%
(e)	Redundancy (deficiency)(5)
	for each year-end	- %	2.4%	4.9%	7.5%	9.8%	12.7%	8.9%	4.5%	-1.5%	-8.5%	-9.1%
	Average redundancy
	(deficiency) for all year-ends	4.2%

(1)	Amounts are reported net of reinsurance.
(2)	Excluding unallocated loss adjustment expense reserves.
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
(6)
Historical data in the above table excludes amounts pertaining to PMA whose merger with Old Republic became effective October 1, 2010. Such PMA reserves have only been reflected as of December 31, 2010.

In reviewing the preceding tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving and settlement processes outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since cumulative retrospective premium and commission adjustments employed in various parts of the Company's business may partially offset such effects. The moderately deficient development of reserves at year-ends 2000 to 2002 pertain mostly to claims incurred in prior accident years, generally for business written in the 1980’s. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

		($ in Millions)
		Years Ended December 31,
		2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000

(a)	Beginning net reserves	$3,229	$3,222	$3,175	$2,924	$2,414	$2,182	$1,964	$1,802	$1,678	$1,661	$1,699
(a1)	Net reserves acquired
	pursuant to PMA merger	590	-	-	-	-	-	-	-	-	-	-
Incurred claims and claim expenses:
(b)	Current year provision	1,351	1,343	1,452	1,490	1,295	1,191	1,070	893	814	749	690
(c)	Change in prior years’ provision	(76)	(56)	(83)	(110)	(116)	(52)	(55)	(25)	(7)	(44)	(66)
(d)	Total incurred	1,275	1,287	1,369	1,379	1,179	1,138	1,014	868	807	704	623
Claim payments on:
(e)	Current years’ events	529	460	502	476	342	402	332	277	260	269	258
(f)	Prior years’ events	786	818	820	652	326	504	463	428	423	418	402
(g)	Total payments	1,315	1,279	1,323	1,128	668	907	796	706	683	687	661

(h)	Ending net reserves (a + a1 + d – g)	3,779	3,229	3,222	3,175	2,924	2,414	2,182	1,964	1,802	1,678	1,661
(i)	Unallocated loss adjustment
	expense reserves	149	104	104	103	97	92	87	83	78	76	73
(j)	Reinsurance recoverable on
	claims reserves	2,825	2,046	2,020	1,976	1,929	1,894	1,632	1,515	1,363	1,261	1,235
(k)	Gross claims reserves (h + i + j)	$6,753	$5,380	$5,346	$5,256	$4,951	$4,401	$3,902	$3,562	$3,244	$3,016	$2,969

(b) Investments. In common with other insurance organizations, Old Republic invests most capital and operating funds in income producing securities. Investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. For many years, Old Republic's investment policy has therefore been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. The investment policy is also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other beneficiaries, as well as evaluations of their long-term effect on stability of capital accounts. Accordingly, the investment portfolio contains  no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO’s"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Management considers investment grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no bond or note investments in default as to principal and/or interest at December 31, 2010 and 2009. The status and fair value changes of each investment is reviewed on at least a quarterly basis, and estimates of other-than-temporary impairments in the portfolio’s value are evaluated and established at each balance sheet date. Substantially all of the Company’s invested assets as of December 31, 2010 have been classified as "available for sale" pursuant to the existing investment policy.

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

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31,
	2010	2009
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$1,419.4	$974.0
Tax-Exempt	1,459.8	2,344.0
Corporate	5,652.9	5,008.7
	8,532.2	8,326.8

Equity Securities	672.4	502.9
Short-term Investments	1,004.0	826.7
Miscellaneous Investments	40.7	24.0
Total available for sale	10,249.4	9,680.5

Other Investments	9.8	7.8
Total Investments	$10,259.3	$9,688.4

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31,
	2010	2009	2008
Fixed Maturity Securities:
Taxable Interest	$302.9	$285.5	$259.1
Tax-Exempt Interest	65.6	83.0	86.1
	368.5	368.6	345.2

Equity Securities Dividends	9.0	7.4	13.3

Other Investment Income:
Interest on Short-term Investments	1.5	5.4	16.5
Sundry	3.9	4.9	5.6
	5.4	10.4	22.1
Gross Investment Income	383.1	386.5	380.8
Less: Investment Expenses (a)	4.1	3.0	3.4
Net Investment Income	$379.0	$383.5	$377.3

(a)	Investment expenses consist primarily of personnel costs, investment management and custody service fees, as well as a negligible amount of interest incurred on funds held.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $8.5 billion and $8.3 billion at December 31, 2010 and 2009, respectively, represented approximately 54% and 59%, respectively, of consolidated assets, and 73% and 81%, respectively, of consolidated liabilities as of such dates.

Credit Quality Ratings of Fixed Maturity Securities (b)

	December 31,
	2010	2009
	(% of total portfolio)
Aaa	21.3%	22.3%
Aa	20.6	20.3
A	29.9	30.3
Baa	26.9	25.7
Total investment grade	98.7	98.6
All other (c)	1.3	1.4
Total	100.0%	100.0%

(b)
Credit quality ratings used are those assigned primarily by Moody’s for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor’s ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody’s ratings classifications.

(c)	"All other" includes non-investment grade or non-rated issuers.

Age Distribution of Fixed Maturity Securities

	December 31,
	2010	2009
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	10.5%	9.3%
Due after one year through five years	52.2	55.0
Due after five years through ten years	34.6	34.9
Due after ten years through fifteen years	1.3	.8
Due after fifteen years	1.4	-
	100.0%	100.0%

Average Maturity in Years	4.6	4.4

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2010.

Traditional primary mortgage insurance is marketed primarily through a direct sales force which calls on mortgage bankers, brokers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration are paid to the lending institutions or others for the procurement or development of business. The Mortgage Guaranty segment’s ten largest customers were responsible for 34.4%, 47.6%, and 50.4% of traditional primary new insurance written in 2010, 2009, and 2008, respectively. The largest single customer accounted for 10.6% of traditional primary new insurance written in 2010 compared to 12.8% and 15.6% in 2009 and 2008, respectively.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 263 Company offices and through agencies and underwritten title companies in Puerto Rico, the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2010, approximately 64% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

Several types of insurance coverages underwritten by Old Republic, such as consumer credit indemnity, title, and mortgage guaranty insurance, are affected in varying degrees by changes in national economic conditions. During periods when housing activity or mortgage lending are constrained by any combination of rising interest rates, tighter mortgage underwriting guidelines, falling home prices, excess housing supply and/or economic recession, operating and/or claim costs pertaining to such coverages tend to rise disproportionately to revenues and can result in underwriting losses and reduced levels of profitability.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2010	2009	2008
United States:
Northeast	9.3%	9.0%	9.4%
Mid-Atlantic	7.9	7.7	7.3
Southeast	20.5	19.6	20.0
Southwest	12.4	12.6	12.7
East North Central	12.6	12.9	12.9
West North Central	12.6	12.9	13.5
Mountain	8.1	8.8	8.3
Western	13.5	13.8	13.4
Foreign (Principally Canada)	3.1	2.7	2.5
Total	100.0%	100.0%	100.0%

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

The following table displays the Company’s General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2010.

Major General Insurance Balances Due from Reinsurers

		($ in Millions)			% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Claims	Exposure	Reinsured
Reinsurer	Rating	Claims	Reserves	to Reinsurer	Liabilities
Munich Re America, Inc.	A+	$5.5	$662.3	$667.8	22.9%
Swiss Reinsurance America Corporation	A	1.9	235.2	237.2	8.1
Trabaja Reinsurance Company	Unrated	-	130.9	130.9	4.5
National WC Reinsurance Pool	Unrated	4.1	104.9	109.1	3.7
Hannover Ruckversicherungs	A	1.0	100.6	101.6	3.5
General Reinsurance Corporation	A++	2.5	93.5	96.0	3.3
Imagine International Reinsurance	Unrated	-	86.7	86.7	3.0
Muenchener Ruckversicherungs	A+	3.9	73.7	77.6	2.7
Westport Insurance Corporation	A	.3	59.2	59.6	2.0
Transatlantic Reinsurance Company	A	1.7	51.9	53.6	1.8
Total		$21.2	$1,599.4	$1,620.6	55.5%

The Mortgage Guaranty Group’s total claims exposure to its largest reinsurer, Bank of America Reinsurance Corporation, was $33.3 million, which represented 1.1% of total consolidated reinsured liabilities as of December 31, 2010. Reinsured liabilities of the Title Insurance Group and small life and health insurance operations are not material.

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $4.9 million for workers' compensation; $2.8 million for commercial auto liability; $2.8 million for general liability; $8.0 million for executive protection (directors & officers and errors & omissions); $2.0 million for aviation; and $2.8 million for property coverages. Roughly 17% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other mortgage guaranty insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is approximately (in whole dollars) $38,100 per insured loan. Title insurance risk assumptions are currently limited to a maximum of $500.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0 million.

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

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the "TRIREA"). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the "TRIPRA"), a seven year extension through December 31, 2014. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owner’s multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it does include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program’s protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses of $100 billion in the aggregate during any one year. Once the program trigger is met, the program will pay 85% of an insurer’s terrorism losses that exceed that individual insurer’s deductible. The insurer’s deductible is 20% of direct earned premium on property and casualty insurance. Insurers may reinsure that portion of the risk they retain under the program. Effective January 1, 2008, the Company reinsured limits of $198.0 million excess of $2.0 million for claims arising from certain acts of terrorism for casualty clash coverage and catastrophe workers’ compensation liability insurance coverage.

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

The FNMA and the FHLMC sometimes also referred to as Government Sponsored Enterprises ("GSEs") have various qualifying requirements for private mortgage guaranty insurers which write mortgage insurance on loans acquired by the FNMA and FHLMC from mortgage lenders. These requirements call for compliance with the applicable laws and regulations of the insurer’s domiciliary state and those states in which it conducts business and maintenance of contingency reserves in accordance with applicable state laws. The requirements also contain guidelines pertaining to captive reinsurance transactions. The GSEs also place additional restrictions on qualified insurers who fail to maintain the equivalent of a AA financial strength rating from at least two nationally recognized statistical rating agencies. Since 2008, substantially all national mortgage guaranty insurance companies, including Old Republic’s insurance subsidiaries, have experienced ratings downgrades below AA. As a result, all of these companies have been required to submit capital remediation plans to FNMA and FHLMC, and continue as approved mortgage guaranty insurers for loans purchased by the GSEs.

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

(g) Employees. As of December 31, 2010, Old Republic and its subsidiaries employed approximately 8,000 persons on a full time basis. A majority of eligible full time employees participate in various pension (all of which are in run-off status) or similar plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

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

Parent Company

Dividend Dependence and Liquidity

The Company is an insurance holding company with no operations of its own. Its principal assets consist of the business conducted by its insurance subsidiaries. It relies upon dividends from subsidiaries in order to pay the interest and principal on its debt obligations, dividends to its shareholders, and corporate expenses. The extent to which  the insurance subsidiaries are able to declare and pay dividends is subject to regulations under the  laws of their states or foreign jurisdictions of domicile.  The regulations limit dividends based on the amount of statutory adjusted unassigned surplus or statutory earnings, and require the insurance subsidiaries to maintain minimum amounts of capital, surplus and reserves. Dividends in excess of the ordinary limitations can only be declared and paid with prior regulatory approval, of which there can be no assurance. The inability of the insurance subsidiaries to pay dividends in an amount sufficient to meet the Company’s debt service and cash dividends on stock, as well as other cash requirements could result in liquidity issues.

Capitalization

Apart from dividends from its subsidiaries, the Company has access to various capital and liquidity resources including holding company investments, undrawn capacity under its commercial paper program, and access to debt and equity capital markets.  At December 31, 2010, the Company’s consolidated debt to equity ratio was 11.5%. This relatively low level of financial leverage is assumed to provide the Company with additional borrowing capacity to meet some possible future capital needs. The availability of all such capital sources cannot be assured and its cost could be significant at the time capital is raised.

Risk Factors Common to the Company and its Insurance Subsidiaries

Investment Risks

The Company’s invested assets and those of its subsidiaries are centrally managed through a wholly owned asset management subsidiary. Most of the investments consist of fixed maturity securities. Changes in interest rates directly affect the income from, and the fair value of fixed maturity investments. Such changes could reduce the value of the Company’s investment portfolio and adversely affect the Company’s and its subsidiaries’ results of operations and financial condition. A smaller percentage of total investments are in indexed funds and actively managed equities. A change in general economic conditions, the stock market, or in many other external factors could adversely affect the value of those investments and, in turn, the Company’s, or its subsidiaries’ results and financial condition. Further, the Company manages its fixed maturity investments by taking into account the maturities of such securities and the anticipated liquidity needs of the Company and its subsidiaries. Should the Company suddenly experience greater than anticipated liquidity needs for any reason, it could face a liquidity risk that could have a materially adverse effect on its financial condition or operating results.

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

Inadequate Reserves

Reserves are the amounts that an insurance company sets aside for its anticipated policy liabilities. Claim reserves are an estimate of liability for unpaid claims and claims defense and adjustment expenses, and cover both reported as well as IBNR claims. It is not possible to calculate precisely what these liabilities will amount to in advance and, therefore, the reserves represent a best estimate at any point in time. Such estimates are based upon known historical loss data, certain assumptions and expectations of future trends in claim frequency and severity, interest rates and other economic considerations. The latter are affected by a variety of factors over which insurers have little or no control and which can be quite volatile.

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

Regulatory Environment

The Company’s insurance businesses are subject to extensive governmental regulation under state laws in the U.S. and the laws of each of the other jurisdictions outside the U.S. in which they operate. These regulations relate to such matters as licensing requirements, types of insurance products that may be sold, premium rates, marketing practices, capital and surplus requirements, investment limitations, underwriting limitations, dividend payment limitations, transactions with affiliates, accounting practices, taxation and other matters. While most of the regulation is at the state level in the U.S., the federal government has increasingly expressed an interest in regulating the insurance business and has injected itself through the Graham-Leach-Bliley Act, the Patriot Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2009, changes in the Internal Revenue Code and other legislation. Regulations bear directly on the costs of conducting an insurance business through increased compliance expenses. Apart from the rising costs of compliance, as existing regulations evolve through administrative and court interpretations, and as new regulations are adopted, there is no basis for predicting the impact that changes could have on the Company’s businesses in the future. The impact could have a material adverse effect on the manner in which the company’s subsidiaries do business, and or their ability to compete, continue offering their existing products, or pursue acquisitions and growth opportunities.

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

Rating Downgrades

The competitive positions of insurance companies in general have come to depend increasingly on independent ratings of their financial strength and claims-paying ability. The rating agencies base their ratings on criteria they establish regarding an insurer’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. A significant downgrade in the ratings of any of the Company’s major policy-issuing subsidiaries could have a materially adverse effect on their ability to compete for new business and retain existing business and, as a result, their operations and financial condition.

Financial Institutions Risk

The Company’s subsidiaries have significant business relationships with financial institutions, particularly national banks. The subsidiaries are the beneficiaries of a considerable amount of security in the form of letters of credit which they hold as collateral securing the obligations of insureds and certain reinsurers. Some of the banks themselves have subsidiaries that reinsure the Company’s business. Other banks are depositories holding large sums of money in escrow accounts established by the Company’s title subsidiaries. There is thus a risk of concentrated financial exposures in one or more such banking institutions. If any of these institutions fail or are unable to honor their credit obligations, or if escrowed funds become lost or tied up due to the failure of a bank, the result could have a materially adverse effect on the Company’s business, results of operations and financial condition.

Risk Management

The Company has established processes and procedures designed to identify, measure, analyze, monitor and report the types of risk the Company and its subsidiaries are subject to, including operational risk, market risk, credit risk, liquidity risk, investment risk, interest rate risk, legal risk and reputational risk, among others. There are inherent limitations in such processes and procedures, and as a result, there is a risk that the Company has not adequately identified or anticipated risks. Such inadequacies could lead to future unexpected losses or expenses.

Legal Risks

The Company and certain of its subsidiaries are from time to time named defendants or otherwise involved in various legal proceedings, including class actions and other litigation or arbitration proceedings with third parties, as well as proceedings by regulatory agencies. Any of these actions could result in judgments, settlements, fines or penalties which could materially adversely affect the Company’s or its subsidiaries’ business, financial condition or results of operations.

Acquisition Integration Risk

The Company has from time to time grown its business by acquisition and is likely to consider acquisitions in the future. There can never be any assurance that such acquisitions will have positive accretive results. Integration of an acquired business can be costly and complex. The integration of acquisitions already completed, as well as any that may be completed in the future could result in significant unanticipated costs or losses of one sort or another.

Attracting and Retaining Qualified Employees

The Company’s and its subsidiaries’ employees at all levels are among their most important assets. Should the Company and its subsidiaries for any reason be unable to attract and retain qualified employees, their performance could be materially adversely affected.

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

Long-Tailed Losses

Coverage for general liability is considered long-tailed coverage. Written in most cases on an "occurrence" basis, it often takes longer for covered claims to be reported and become known, adjusted and settled than it does for property claims, for example, which are generally considered short-tailed. The extremely long-tailed aspect of such claims as pollution, asbestos, silicosis, manganism (welding rod fume exposure), black lung, lead paint and other toxic tort claims, coupled with uncertain and sometimes variable judicial rulings on coverage and policy allocation issues and the possibility of legislative actions, makes reserving for these exposures highly uncertain. While the Company believes that it has reasonably estimated its liabilities for such exposures to date, and that its exposures are relatively modest, there is a risk of materially adverse developments in both known and as-yet-unknown claims.

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

Reinsurance

Reinsurance is a contractual arrangement whereby one insurer (the reinsurer) assumes some or all of the risk exposure written by another insurer (the reinsured). The Company depends on reinsurance to manage its risks both in terms of the amount of coverage it is able to write, the amount it is able to retain for its own account, and the price at which it is able to write it. The availability of reinsurance and its price, however, are determined in the reinsurance market by conditions beyond the Company’s control.

Reinsurance does not relieve the reinsured company of its primary liability to its insureds in the event of a loss. It merely reimburses the reinsured company. The ability and willingness of reinsurers to honor their counterparty obligations to the Company represent credit risks. The Company has no practical basis for evaluating the risks assumed by a reinsurer from sources other than the Company. Those risks could result in a significant deterioration of the reinsurer’s ability to honor its obligations to the Company, thereby exacerbating the Company’s credit risk exposure.

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

Insureds as Credit Risks

A significant amount of the Company’s liability and workers’ compensation business, particularly for large commercial insureds, is written on the basis of risk sharing underwriting methods utilizing large deductibles, captive insurance risk retentions, or other arrangements whereby the insureds effectively retain and fund varying and at times significant amounts of their losses. Their financial strength and ability to pay are carefully evaluated as part of the underwriting process and monitored periodically thereafter, and their retained exposures are estimated and collateralized based on pertinent credit analysis and evaluation. Because the Company is primarily liable for losses incurred under its policies, the possible failure or inability of insureds to honor their retained liability represents a credit risk. Any subsequently developing shortage in the amount of collateral held would also be a risk, as would the failure or inability of a bank to honor a letter of credit issued as collateral. These risk factors could have a materially adverse impact on the Company’s results of operations and financial condition.

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

Mortgage Guaranty Group

Continued Material Losses

It is likely that the Company’s mortgage insurance segment will continue to incur material losses, particularly in its 2005 to early 2008 books of business due to the effect of the recession that began in 2007. Any decline in the rate and severity of losses will depend in part on improvements in general economic conditions, unemployment rates, and the housing, mortgage and credit markets. The timing of any such improvements cannot be accurately forecasted, and there is no assurance that improvements will be uniform across all sectors. Housing values and unemployment may be the last to recover. It is unclear to what extent, if at all, the loan modification programs of the FDIC, Fannie Mae, Freddie Mac, and loan servicers will reduce the rate of loan defaults and, in turn, mortgage insurance claims and losses.

Premium Income and Long-Term Claim Exposures

Mortgage insurers such as the Company issue long duration, guaranteed renewable policies covering multi-year periods during which exposure to loss exists. Loss exposures typically manifest themselves as recurring losses usually concentrated between the second and fifth year following issuance of any one year’s new policies. Additionally, the policies cover catastrophic aggregations of claims such as those that have been occurring during the current recession engendered by substantial market dislocations in the housing and mortgage lending industries.

The Company’s mortgage guaranty premiums stem principally from monthly installment policies. Substantially all such premiums are generally written and earned in the month coverage is effective. Recognition of claim costs, however, occurs only after an insured mortgage loan has missed two or more consecutive monthly payments. Accordingly, there is a risk that the GAAP revenue recognition is not appropriately matched to the risk exposure and the consequent recognition of both normal and most significantly future catastrophic loss occurrences which, as to the latter, current period reserving is not permitted. As a result, mortgage guaranty GAAP earnings for any individual year or series of years may be materially adversely affected, particularly by cyclical catastrophic loss events such as the mortgage insurance industry has experienced since mid-year 2007. Reported GAAP earnings and financial condition form, in part, the basis for significant judgments and strategic evaluations made by management, analysts, investors, and other users of the financial statements issued by mortgage guaranty companies. The risk exists that such judgments and evaluations are at least partially based on GAAP financial information that does not match revenues and expenses and is not reflective of the long-term normal and catastrophic risk exposures assumed by mortgage guaranty insurers at any point in time.

Inadequate Loss Reserves

The Company’s mortgage insurance subsidiaries establish reserves for losses and loss adjustment expenses based upon mortgage loans reported to be in default, as well as estimates of those in default but not yet reported. Of necessity, the reserves are at best estimates by management, taking into consideration its judgments and assumptions regarding the housing and mortgage markets, unemployment rates and economic trends in general. During the current widespread, sustained economic downturn, loss reserve estimates become subject to greater uncertainty and volatility. The rate and severity of actual losses could prove to be greater than expected and require the Company to effect substantial increases in its loss reserves. Depending upon the magnitude, such increases could have a materially adverse impact on the Company’s mortgage insurance segment and the Company’s consolidated results of operations and financial condition. There can be no assurance that the actual losses paid by the mortgage insurance subsidiaries will not be materially greater than previously established loss reserves.

Fewer Coverage Rescissions

The Company’s mortgage insurance policy provisions permit it to rescind coverage whenever it finds evidence that a mortgage loan did not qualify for insurance coverage in the first instance, or that a material misrepresentation had been made in the loan application by the borrower, or the lender, and/or its agent. During the past several years, the rate of rescissions has risen dramatically. As a result, rescissions have materially reduced the percentage of approved claims, and the Company’s loss reserving estimates reflect assumptions as to the levels of rescission activity.

A few policyholders who have experienced high rates of coverage rescission have instituted litigation or arbitration proceedings challenging the Company’s position on rescissions. Whether the current rates of rescission continue or decrease, it is very possible that there will be further litigation or arbitral challenges to the Company’s rescissions of coverage. Two of the parties which have challenged the Company's position have discontinued submitting new business to the Company, and others could do likewise. If any of the challenges are successful, they could have a materially adverse effect on the Company’s Mortgage Guaranty and consolidated financial position. Even if such challenges are unsuccessful, the costs of addressing them could be substantial.

Capital Adequacy

The material increases in claims and loss payments that began in 2007 have eroded the statutory capital base of the Company’s mortgage insurance subsidiaries. Total statutory capital for mortgage guaranty insurers is defined as the sum of policyholders’ surplus and the statutory contingency reserves. Sixteen states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to the level of risk in force. While formulations of minimum capital may vary in certain states, the most common measure applied allows for a maximum permitted risk to capital ratio of 25 to 1. The failure to maintain the prescribed minimum capital level in a particular state would generally require a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state’s insurance regulatory authority. Legislation enacted in North Carolina, where the Company’s two principal mortgage insurance subsidiaries are domiciled, and a number of other states permits such discretion.

The Company’s principal mortgage insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"), breached the minimum capital requirement during the third quarter of 2010. In anticipation of this possibility, RMIC had previously requested and subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in these states with the exception of Ohio. These waivers are subject to monitoring and other conditions which vary by regulatory authority. The waivers in several states, including the domiciliary state of North Carolina, expire on July 1, 2011. The Company has petitioned the State of North Carolina for an extension of the waiver. Notwithstanding scheduled expirations, waivers may be withdrawn at anytime at a regulator's discretion. As such, there can be no certainty that waivers will remain in place or be extended, nor that RMIC will meet their capital requirements by the end of the waiver period. Absent a waiver, RMIC could be barred from writing any new business in any one of these states unless and until its capital base would recover. There is no certainty of when or if the capital base will recover.

In response to the possibility that a waiver may not be granted or continued in all cases, the Company has positioned another mortgage insurance subsidiary, Republic Mortgage Insurance Company of North Carolina ("RMIC NC"), to write business in its place. In October 2009, RMIC and RMIC NC entered into an agreement with Fannie Mae pursuant to which the latter conditionally approved RMIC NC as an eligible mortgage insurer in those states where RMIC becomes prohibited from writing new business. The conditions limit the amount of business that RMIC NC would be permitted to write, and the approval is limited in duration and may be revoked by Fannie Mae at any time. RMIC and RMIC NC received a similar agreement and conditional approval from Freddie Mac. Accordingly, while the Fannie Mae and Freddie Mac agreements may help the mortgage insurance subsidiaries avoid a shutdown of new production in certain states, they would not necessarily enable RMIC NC to fully replace RMIC as the segments’ principal mortgage insurer. Absent improvement in operating performance, additional capital, or a reduction of its risk in force, RMIC NC may approach or exceed these minimum capital requirements.

Diminished Role for Fannie Mae, Freddie Mac

The market for private mortgage insurance exists almost entirely as a result of restrictions within the federal charters of the GSEs which require an acceptable form of credit enhancement on loans purchased by the GSEs that have loan- to-value ("LTV") ratios in excess of 80%. These institutions establish the levels of required coverage, the underwriting standards for the loans they will purchase and the loss mitigation efforts that must be followed on insured loans. Changes in any of these respects could result in a reduction of the Mortgage Guaranty Group’s business or an increase in its claim costs.

In response to their deteriorating financial conditions, the GSEs were placed in conservatorship under the Federal Housing Finance Agency ("FHFA") in September 2008. As their conservator, the FHFA could change the GSEs’ business practices with respect to mortgage credit enhancement, or new federal legislation prompted by the increasing role of the federal government in the residential mortgage market could alter their charters or restructure the GSEs in ways that may reduce or eliminate their roles in the residential mortgage market. The Obama Administration has recommended winding down and gradually eliminating the GSEs' role in housing finance. Any such changes could have a material adverse effect on the Company’s subsidiaries and the entire mortgage insurance industry.

Competition

Competition is always a risk factor and comes not only from other private mortgage insurers, but also from the Federal Housing Administration ("FHA") as well as the GSEs and the insured mortgage lenders themselves. Beginning in 2008, the volume of business underwritten by private mortgage insurers began to decrease generally as a result of more restrictive underwriting guidelines, increased premium rates, and changes to the pricing policies of the GSE’s. These changes, coupled with certain changes to the FHA’s guidelines, resulted in a significant increase in the FHA’s insured volume and its share of the market for mortgage default protection.

Other competitive risk factors faced by the Company’s mortgage insurance subsidiaries stem from certain credit enhancement alternatives to private mortgage insurance. These include:

•	the retention of mortgage loans on an uninsured basis in the lender’s portfolio of assets;
•	capital markets utilizing alternative credit enhancements.

Regulation and Litigation

The possibly adverse effect of litigation and regulation are ever present risk factors. Captive reinsurance and other risk participating structures with mortgage lenders have been challenged in recent years as potential violations of the Real Estate Settlement Procedures Act ("RESPA"). From time to time, the U.S. Department of Housing and Urban Development has considered adopting RESPA regulations which would have adversely impacted mortgage insurance by requiring that the premiums be combined with all other settlement service charges in a single package fee. The recently created Bureau of Consumer Financial Protection is authorized under the Dodd-Frank Act to issue new regulations for mortgage insurance. The industry is already subject to detailed regulation by the states’ insurance regulatory authorities, compliance with which is costly. The recent losses suffered by the industry have resulted in greater regulatory scrutiny and burdens for the Company’s subsidiaries and the industry as a whole. Any regulatory changes affecting capital requirements or reserving requirements could potentially have a material adverse effect on the Company’s mortgage insurance subsidiaries.

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

Competition

Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top four title insurance companies during 2010 accounted for about 89% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is almost always competition among the major companies for key employees, especially those who are engaged in the production side of the business.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 54% is occupied by Old Republic, and the remainder is leased to others. In addition to its Chicago building, the Company owns two other major office buildings. A subsidiary of the Title Insurance Group partially occupies its owned headquarters building in Minneapolis, Minnesota. This building contains 110,000 square feet of floor space of which approximately 68% is occupied by the Old Republic National Title Insurance Company, and the remainder is leased to others. A subsidiary of the General Insurance Group, PMA owns its building in Blue Bell, Pennsylvania. This building contains 110,000 square feet of floor space and is entirely owner-occupied. Eight smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2010 was $55.3 million.

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

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in federal courts in two states – Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006), and Texas (Ahmad et al. v. ORNTIC, U.S. District Court, Northern District, Texas, Dallas Division, filed February 8, 2008). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The suits also allege violations of the federal Real Estate Settlement Procedures Act ("RESPA"). A class has been certified in the Pennsylvania action.

Beginning in early February 2008, some 80 purported consumer class action lawsuits were filed against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. ORNTIC was named a defendant in actions filed in 5 of the states. The suits were substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. Most of the suits have since been dismissed. Of those remaining, ORNTIC is currently among the named defendants in only one of these actions, in California. The anti-trust allegations in the California action have been dismissed and only the allegations of improper business practices under state law remain. The other suits in which ORNTIC was a named defendant were dismissed at the trial court level, and the dismissals are on appeal before the 3rd and 6th Circuits U.S. Courts of Appeals.

National class action suits have been filed against the Company’s subsidiary, Old Republic Home Protection Company ("ORHP") in the California Superior Court, San Diego, and the U.S. District Court in Birmingham, Alabama. The California suit has been filed on behalf of all persons who made a claim under an ORHP home warranty contract from March 6, 2003 to the present. The suit alleges breach of contract, breach of the implicit covenant of good faith and fair dealing, violations of certain California consumer protection laws and misrepresentation arising out of ORHP’s alleged failure to adopt and implement reasonable standards for the prompt investigation and processing of claims under its home warranty contracts. The suit seeks unspecified damages consisting of the rescission of the class members’ contracts, restitution of all sums paid by the class members, punitive damages, and declaratory and injunctive relief. ORHP removed the action to the U.S. District Court for the Southern District of California, and on January 6, 2011 the Court denied plaintiff’s motion for class certification. The Alabama suit alleges that ORHP pays fees to the real estate brokers who market its home warranty contracts and that the payment of such fees is in violation of Section 8(a) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA. No class has been certified in the Alabama action.

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois seeking declaratory judgment to rescind or terminate various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account. In February of 2009, Countrywide filed a counterclaim alleging a breach of contract, bad faith, and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies. As of December 31, 2010, Old Republic had rescinded or denied coverage on more than 17,000 defaulted loans, based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications.

On November 3, 2010, Bank of America, N.A. ("B of A") filed suit against Old Republic Insurance Company in the U.S. District Court for the Western District of North Carolina alleging breach of contract, breach of the duty of good faith and fair dealing and bad faith with respect to Old Republic’s handling of certain claims under a policy of credit indemnity insurance issued to B of A. The policy is not related to those issued to Countrywide, which are the subject of the above-noted separate litigation. The B of A suit seeks a declaratory judgment with respect to the interpretation of certain policy terms, B of A’s compliance with certain terms and conditions of the policy, and the propriety of certain positions and procedures taken by Old Republic in response to claims filed by B of A. The suit also seeks money damages in excess of $320 million, pre- and post judgment interest, and unspecified punitive damages.

On December 31, 2009, two of the Company’s mortgage insurance subsidiaries, Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together "RMIC") filed a Complaint for Declaratory Judgment in the Supreme Court of the State of New York, County of New York, against Countrywide Financial Corporation, Countrywide Home Loans, Inc., The Bank of New York Mellon Trust Company, N.A., BAC Home Loans Servicing, LP, and Bank of America N.A. as successor in interest to Countrywide Bank, N.A. (together "Countrywide"). The suit relates to five mortgage insurance master policies (the "Policies") issued by RMIC to Countrywide or to the Bank of New York Mellon Trust Company as co-trustee for trusts containing securitized mortgage loans that were originated or purchased by Countrywide. RMIC has rescinded its mortgage insurance coverage on over 1,500 of the loans originally covered under the Policies based upon material misrepresentations of the borrowers in their loan applications or the negligence of Countrywide in its loan underwriting practices or procedures. Each of the coverage rescissions occurred after a borrower had defaulted and RMIC reviewed the claim and loan file submitted by Countrywide. The suit seeks the Court’s review and interpretation of the Policies’ incontestability provisions and its validation of RMIC’s investigation procedures with respect to the claims and underlying loan files.

On January 29, 2010, in response to RMIC’s suit, Countrywide served RMIC with a demand for arbitration under the arbitration clauses of the same Policies. The demand raises largely the same issues as those raised in RMIC’s suit against Countrywide, but from Countrywide’s perspective, as well as Countrywide’s and RMIC’s compliance with the terms, provisions, and conditions of the Policies. The demand includes a prayer for punitive, compensatory and consequential damages. RMIC filed a motion to stay the arbitration, and Countrywide filed a motion to dismiss RMIC’s lawsuit and to compel the arbitration. On July 26, 2010, the Court granted Countrywide’s motion, ordering the matters be submitted to arbitration and dismissing the lawsuit. RMIC has appealed the Court’s ruling.

On November 23, 2010, J.P. Morgan Chase Bank, N.A. ("Chase") filed a suit against RMIC in the U.S. District Court for the District of New Jersey arising out of RMIC’s rescissions of coverage on a number of mortgage loans. The law suit alleges improper unilateral rescissions of coverage and improper claims investigation practices with respect to mortgage loans that were either originated by Chase or purchased by Chase from other loan originators, as well as mortgage loans for which Chase had purchased the servicing rights. The suit alleges a breach of contract, a breach of fiduciary duty and bad faith insurance practices. Chase seeks a declaratory judgment that RMIC may not unilaterally rescind coverage and may not challenge Chase’s loan underwriting process where RMIC delegated insurance underwriting authority to Chase or where RMIC performed loan underwriting services for Chase. It also seeks injunctive relief against RMIC’s coverage rescissions and unspecified compensatory, treble and punitive damages.

On November 29, 2010, a purported class action was filed in the U.S. District Court, District of Columbia, against SunTrust Bank, its two captive reinsurance subsidiaries, and seven mortgage guaranty insurance companies, including RMIC (Moses v. SunTrust Banks, Inc., et al.; Case No. 1:10-CV-02029-PLF). The suit alleges that the cession of mortgage guaranty premiums to SunTrust’s captive reinsurers amounted in part to a kickback to SunTrust for the referral of mortgage guaranty insurance business, in violation of RESPA. The suit also alleges violations of the federal Truth-in-Lending Act, Regulation Z, the District of Columbia’s Consumer Protection Procedures Act, fraudulent misrepresentation and civil conspiracy, emanating principally from a failure by SunTrust to disclose to its mortgage loan customers its captive reinsurance arrangements. The suit seeks unspecified actual, statutory, compensatory and punitive damages, injunctive relief, attorneys’ fees and costs.

The ultimate impact of these lawsuits and the arbitration, all of which seek unquantified damages, attorneys’ fees and expenses, is uncertain and not reasonably estimable at this time. The Company and its subsidiaries intend to defend vigorously against each of the aforementioned actions. Although the Company does not believe that these actions will have a material adverse effect on its consolidated financial condition, results of operations or cash flows, there can be no assurance in those regards.

Item 4 - [ Removed and Reserved by the Securities and Exchange Commission ]

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low sales prices as reported on the New York Stock Exchange and cash dividends declared for each quarterly period during the past two years were as follows:
		Sales Price		Cash
		High	Low	Dividends
1st quarter	2009	$12.80	$7.24	$.1700
2nd quarter	2009	12.18	8.75	.1700
3rd quarter	2009	12.85	8.98	.1700
4th quarter	2009	$12.49	$10.03	$.1700

1st quarter	2010	$12.75	$10.02	$.1725
2nd quarter	2010	15.50	12.11	.1725
3rd quarter	2010	14.06	11.78	.1725
4th quarter	2010	$14.18	$12.42	$.1725

As of January 31, 2011, there were 2,629 registered holders of the Company's Common Stock. See Note 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five Year Performance Graphs for Common Stock

The following table, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2010. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis.

The information utilized to prepare the following table has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2010)

	Dec 05	Dec 06	Dec 07	Dec 08	Dec 09	Dec 10
ORI	$100.00	$113.84	$77.91	$63.61	$57.08	$81.68
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
Peer Group	100.00	114.76	106.12	82.66	92.63	111.67

The Peer Group consists of the following publicly held corporations selected by the Company for its 2005 to 2010 comparison: Ace Limited, American Financial Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, First American Financial Corporation, Markel Corporation, MGIC Investment Corporation, PMI Group Inc., Stewart Information Services Corporation, Travelers Companies, Inc., and XL Capital Ltd.

The composition of the Peer Group companies has been approved by the Compensation Committee.

Item 6 - Selected Financial Data ($ in millions, except share data)

		December 31,
		2010	2009	2008	2007	2006
FINANCIAL POSITION:
Cash and Invested Assets (a)		$10,490.7	$9,879.0	$8,855.1	$8,924.0	$8,230.8
Other Assets		5,391.9	4,310.9	4,410.9	4,366.5	4,381.4
Total Assets		$15,882.7	$14,190.0	$13,266.0	$13,290.6	$12,612.2

Liabilities, Other than Debt		$11,286.2	$9,951.8	$9,292.6	$8,684.9	$8,098.6
Debt		475.0	346.7	233.0	64.1	144.3
Total Liabilities		11,761.3	10,298.6	9,525.7	8,749.0	8,243.0
Preferred Stock		-	-	-	-	-
Common Shareholders’ Equity		4,121.4	3,891.4	3,740.3	4,541.6	4,369.2
Total Liabilities and Shareholders’ Equity		$15,882.7	$14,190.0	$13,266.0	$13,290.6	$12,612.2

Total Capitalization (b)		$4,596.4	$4,238.2	$3,973.4	$4,605.7	$4,513.5

		Years Ended December 31,
		2010	2009	2008	2007	2006
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned		$3,573.5	$3,388.9	$3,318.1	$3,601.2	$3,400.5
Net Investment and Other Income		420.0	408.3	406.0	419.3	374.6
Realized Investment Gains (Losses)		109.1	6.3	(486.4)	70.3	19.0
Net Revenues		4,102.7	3,803.6	3,237.7	4,091.0	3,794.2
Benefits, Claims, and
Settlement Expenses		2,265.3	2,598.9	2,715.7	2,166.2	1,539.6
Underwriting and Other Expenses		1,809.7	1,478.3	1,341.2	1,546.3	1,574.3
Pretax Income (Loss)		27.6	(273.6)	(819.2)	378.4	680.1
Income Taxes (Credits)		(2.5)	(174.4)	(260.8)	105.9	215.2
Net Income (Loss)		$30.1	$(99.1)	$(558.3)	$272.4	$464.8

COMMON SHARE DATA:
Net Income (Loss):
Basic		$.13	$(.42)	$(2.41)	$1.18	$2.01
Diluted		$.13	$(.42)	$(2.41)	$1.17	$1.99

Dividends:	Cash	$.69	$.68	$.67	$.63	$.59

Book Value		$16.16	$16.49	$15.91	$19.71	$18.91

Common Shares (thousands):
Outstanding		255,045	235,995	235,031	230,472	231,047

Average:	Basic	241,075	235,657	231,484	231,370	231,017
	Diluted	241,327	235,657	231,484	232,912	233,034

(a)	Consists of cash, investments and accrued investment income.
(b)	Total capitalization consists of debt, preferred stock, and common shareholders' equity.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.2% of consolidated operating revenues for the year ended December 31, 2010 and 1.6% of consolidated assets as of December 31, 2010, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company’s financial statements are recent disclosure requirements pertaining to uncertainties affecting income tax provisions, methodologies for establishing the fair value and recording of other-than-temporary impairments of securities, possible consolidation of variable interest entities, and composition of plan assets held by the Company’s defined benefit plans. In October 2010, the FASB also issued new guidance relative to the calculation of deferred acquisition costs incurred by insurance entities. The requisite disclosures and explanations for these matters are covered in the pertinent sections of this Management Analysis and/or footnotes to the Company’s consolidated financial statements regularly included in its quarterly and annual reports to the SEC on Forms 10-Q and/or 10-K, respectively.

As a state regulated financial institution vested with the public interest, however, business of the Company’s insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and the laws of each of the other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic’s Annual Report on Form 10-K.

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise. Management therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on the maintenance of financial soundness in support of the insurance subsidiaries’ long-term obligations to insurance beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized.

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

In light of all the above factors, the Company’s affairs are necessarily managed for the long run and without significant regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic’s view, such short reporting time frames do not comport well with the long-term nature of much of its business. Management believes that the Company’s operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five to ten year intervals. Such extended periods can encompass one or two economic and/or underwriting cycles, and can thereby provide appropriate time frames for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY

Old Republic’s consolidated operating results, which exclude net realized investment gains or losses, produced a net operating loss in each of the last three calendar years. Nearly all the losses for these periods stemmed from the Company's insurance coverages aimed at the housing and related finance sectors of the American economy. The losses were concentrated in Old Republic's mortgage guaranty and title insurance segments together with the consumer credit indemnity coverage provided by its general insurance group. Throughout these years, the other general insurance operations remained solidly profitable. Of late, title insurance has progressed toward renewed profitability.

Effective October 1, 2010, Old Republic acquired PMA Capital Corporation, an insurance holding company with interests in the commercial property and liability insurance field. Accordingly, operating results, acquired assets, and assumed liabilities associated with PMA's business are included in Old Republic’s financial statements from that date forward. The inclusion of PMA’s overall accounts resulted in approximate increases in 2010 consolidated operating revenues and pretax operating loss of $129 and $10, respectively, while consolidated year-end assets and shareholders’ equity were enhanced by $2.3 billion and $231, respectively. PMA's pretax operating loss of $10 is stated after deduction of its interest costs, general corporate expenses, and merger-related costs aggregating $9.7.

Consolidated Results – The major components of Old Republic’s consolidated results and other data for the periods reported upon are shown below:
				% Change
				2010	2009
Years Ended December 31,	2010	2009	2008	vs. 2009	vs. 2008
Operating revenues:
General insurance	$2,074.9	$2,052.7	$2,255.9	1.1%	-9.0%
Mortgage guaranty	588.4	746.1	690.0	-21.1	8.1
Title insurance	1,238.8	914.1	681.3	35.5	34.2
Corporate and other	91.2	84.3	96.8	8.3	-12.9
Total	$3,993.5	$3,797.2	$3,724.2	5.2%	2.0%
Pretax operating income (loss):
General insurance	$172.7	$200.1	$294.3	-13.7%	-32.0%
Mortgage guaranty	(260.8)	(486.4)	(594.3)	46.4	18.2
Title insurance	9.4	2.1	(46.3)	328.7	104.7
Corporate and other	(2.8)	4.0	13.5	-171.7	-70.1
Sub-total	(81.5)	(279.9)	(332.7)	70.9	15.9
Realized investment gains (losses):
From sales	110.3	15.9	(4.1)
From impairments	(1.2)	(9.5)	(482.3)
Net realized investment gains (losses)	109.1	6.3	(486.4)	N/M	101.3
Consolidated pretax income (loss)	27.6	(273.6)	(819.2)	110.1	66.6
Income taxes (credits)	(2.5)	(174.4)	(260.8)	98.5	33.1
Net income (loss)	$30.1	$(99.1)	$(558.3)	130.4%	82.2%

Consolidated underwriting ratio:
Benefits and claim ratio	63.4%	76.7%	81.8%	-17.3%	-6.2%
Expense ratio	48.0	41.8	39.1	14.8	6.9
Composite ratio	111.4%	118.5%	120.9%	-6.0%	-2.0%

Components of diluted earnings per share:
Net operating income (loss)	$(0.16)	$(0.67)	$(0.81)	76.1%	17.3%
Net realized investment gains (losses)	0.29	0.25	(1.60)
Net income (loss)	$0.13	$(0.42)	$(2.41)	131.0%	82.6%
Cash dividends paid per share	$0.69	$0.68	$0.67	1.5%	1.5%

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

The preceding table shows both operating and net income or loss to highlight the effects of realized investment gain or loss recognition on period-to-period comparisons. For 2010, realized gains resulted mostly from second quarter sales of securities, some of which had been impaired in prior years. As discussed under "Cash, Invested Assets, and Shareholders' Equity" hereunder, the significant realized investment losses incurred in 2008 stemmed from the impairment of those securities. The composition of realized gains shown in the preceding table is summarized below:

Years Ended December 31,	2010	2009	2008
Realized gains (losses) from sales of
previously impaired securities:
Actual tax basis (loss) on sales	$(44.0)	$-	$-
Accounting adjustment for impairment
charges taken in prior periods	72.2	-	-
Net amount included herein	28.2	-	-
Net realized gains (losses) from sales of all other securities	82.1	15.9	(4.1)
Net gain (loss) from actual sales	110.3	15.9	(4.1)
Net realized losses from impairments	(1.2)	(9.5)	(482.3)
Net realized investment gains (losses) reported herein	$109.1	$6.3	$(486.4)

General Insurance Results – Pretax operating earnings for the periods reported upon were affected by lower underwriting performance driven by generally reduced premium volume and moderately higher claim costs and expenses. The inclusion of PMA’s accounts beginning in 2010's fourth quarter resulted in an increase of the General Insurance Group's net premiums earned of approximately $104, net investment income of $3, and a decrease in pretax operating income of nearly $10. This last amount is stated after deduction of PMA's interest costs, general corporate expenses, and merger-related costs aggregating $9.7. Key indicators of year-over-year performance are shown in the following table:

	General Insurance Group
				% Change
				2010	2009
Years Ended December 31,	2010	2009	2008	vs. 2009	vs. 2008
Net premiums earned	$1,782.1	$1,782.5	$1,989.3	-%	-10.4%
Net investment income	260.1	258.9	253.6	.5	2.1
Pretax operating income (loss)	$172.7	$200.1	$294.3	-13.7%	-32.0%

Claim ratio	76.4%	76.3%	73.0%	0.1%	4.5%
Expense ratio	26.6	25.8	24.2	3.1	6.6
Composite ratio	103.0%	102.1%	97.2%	0.9%	5.0%

The continuation of a soft pricing environment and recessionary conditions have constrained general insurance premium growth during the past several years. Lessened economic activity affects such factors as sales and employment levels, both of which are important elements upon which Old Republic’s insurance premiums are based. Most general insurance coverages reflected relatively stable underwriting performance except for consumer credit indemnity (“CCI”). The CCI coverage produced progressively adverse claim experience during the past three years even though consumer loan delinquency rates subsided fairly steadily from mid-year 2009 onward. The greater CCI claim costs have been driven by both higher loss payment trends and by increased levels of claim verification and resolution activity. As a consequence, the overall general insurance claim ratio was affected adversely by 8.6, 7.3, and 6.1, percentage points in the years ended December 31, 2010, 2009, and 2008, respectively. The general insurance expense ratio has reflected an uptrend during these years as the earned premium base remained under pressure. Net investment income has trended relatively flat in the face of a low yield environment attached to a relatively stable invested asset base.

Mortgage Guaranty Results – Operating performance began to improve in 2010 and 2009 as incurred loss experience declined after reaching its highest levels ever in 2008. Apart from the impact of captive commutations and pool terminations whose effects are summarized below, the year-over-year improvement was driven by lower claim costs and firm management of operating expenses. Key indicators of this segment’s evolving performance are shown in the following tables:

	Mortgage Guaranty Group
				% Change
				2010	2009
Years Ended December 31,	2010	2009	2008	vs. 2009	vs. 2008
Net premiums earned	$498.8	$644.5	$592.5	-22.6%	8.8%
Net investment income	84.9	92.0	86.8	-7.6	5.9
Pretax operating income (loss)	$(260.8)	$(486.4)	$(594.3)	46.4%	18.2%

Claim ratio	153.6%	176.0%	199.3%	-12.7%	-11.7%
Expense ratio	14.4	12.6	15.7	14.3	-19.7
Composite ratio	168.0%	188.6%	215.0%	-10.9%	-12.3%

During 2010 and 2009, Old Republic’s mortgage guaranty subsidiaries negotiated the terminations of various captive reinsurance and pool insurance contracts. From a financial accounting standpoint, premiums obtained upon terminations of captive reinsurance agreements are recognized as income when they are received rather than being deferred to future periods when the related claim costs are expected to arise. While terminations of pool insurance contracts cause a reduction of incurred claims due to the positive effect of reserves released, greater cash outflows ensue. Taken together, these terminations had the following effects on key elements of reported results and operating cash flows.

Years Ended December 31,	2010	2009
Increase in net premiums earned	$13.6	$82.5
Reduction in incurred claim costs	51.8	-
Increase in pretax operating income (loss)	$65.4	$79.4
Effect on operating cash flows	$(173.2)	$78.4

Apart from the incremental premium income generated by captive reinsurance terminations, Mortgage Guaranty Group earned premiums declined steadily in 2010 and 2009. The reduction stemmed from lower volumes of new insurance, higher premium refunds related to claim rescissions, and the above noted termination of pool insurance contracts. Moreover, new business volume reflected continued weakness from the downturn in overall mortgage originations, lower industry-wide penetration of the nation's current mortgage market, and the continuing effects of more selective underwriting guidelines in place since late 2007.

Net investment income declined for the first time in 2010 by virtue of a lower invested asset base caused by higher claim disbursements, lower premium volume, the afore-noted termination of insured mortgage pools, and a low yield environment for quality securities to which the investment portfolio is directed.

Recurring claim costs reflected a moderate decline in 2010 and 2009 after reaching a peak in 2008. This outcome was mostly the result of downtrends in newly reported and outstanding traditional primary loan delinquencies, as well as a continuation of historically high, though gradually declining levels of claim rescissions and denials. Claim payments, however, rose sharply during 2010 as foreclosure activity and claim filings progressed at a faster pace. The following table shows the major components of incurred claim ratios including the above noted effects of captive reinsurance and pool insurance contract terminations.

	Years Ended December 31,	2010	2009	2008
	Components of incurred claim ratio as a
	percent of earned premiums:
	Paid claims:
	Excluding captive and pool transactions	190.4%	110.4%	74.8%
	Captive and pool transactions	31.8	-24.9	-
	Paid claim ratio	222.2	85.5	74.8
	Claim reserve provisions:
	Excluding captive and pool transactions	-21.8	91.4	124.5
	Captive and pool transactions	-46.8	-0.9	-
	Claim reserve provision ratio	-68.6	90.5	124.5
Incurred claim ratio:	As reported	153.6%	176.0%	199.3%
	Excluding captive
	and pool transactions	168.6%	201.8%	199.3%
Production and operating expense ratios for all periods reported upon reflect moderate benefits from expense management. This positive effect, however, was negated to some degree in 2010 by the continued decline in net premiums earned.

Title Insurance Results – Old Republic’s title business reflected a more positive operating momentum beginning with the second quarter of 2009. Fourth quarter 2010 operating results, however, were penalized by a charge of approximately $4.0 related to an insurance counterparty balance then deemed uncollectible. Key performance indicators are shown in the following table:

	Title Insurance Group
				% Change
				2010	2009
Years Ended December 31,	2010	2009	2008	vs. 2009	vs. 2008
Net premiums and fees earned	$1,211.0	$888.4	$656.1	36.3%	35.4%
Net investment income	26.5	25.2	25.1	5.4	0.2
Pretax operating income (loss)	$9.4	$2.1	$(46.3)	328.7%	104.7%

Claim ratio	8.0%	7.9%	7.0%	1.3%	12.9%
Expense ratio	93.0	93.8	103.6	-0.9	-9.5
Composite ratio	101.0%	101.7%	110.6%	-0.7%	-8.0%

Growth in 2010 and 2009 premiums and fees benefited from market share gains emanating from title industry dislocations and consolidation. The inclusion of accounts from a Florida joint underwriting venture formed in mid-2009 added to 2010's revenue stream in particular.

Claim ratios for the three most recent years remained relatively stable even though moderate additions to reserve levels continued to be made in consideration of evolving claim emergence trends. Production and general operating expenses reflected the greater costs associated with much higher premium and fee levels, as well as the above-noted counterparty balance charge-off and the inclusion of expenses emanating from the Florida venture with respect to 2010.

A moderately greater invested asset base generated somewhat higher investment income even though market yields have remained at lower levels for the high quality securities to which the investment portfolio is oriented.

Corporate and Other Operations – The Company’s small life and health business and the net costs associated with the parent holding company and its internal services subsidiaries produced relatively inconsistent results during the past three years. Period-to-period variations in the results posted by these relatively minor elements of Old Republic’s operations usually stem from volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest costs on intra-system financing arrangements. 2010’s corporate and other costs were accentuated by certain expenses covering executive transition and transaction outlays related to the PMA merger. A summary of corporate and other operations’ results follows:

				% Change
				2010	2009
Years Ended December 31,	2010	2009	2008	vs. 2009	vs. 2008
Life & health premiums earned	$81.4	$73.3	$80.1	11.0%	-8.4%
Net investment income	7.3	7.2	11.6	.2	-37.9
Other income	2.5	3.6	4.9	-30.1	-26.7
Benefits and claims	40.3	34.1	36.8	18.3	-7.4
Insurance expenses	43.8	41.7	44.0	5.2	-5.3
Corporate and other expenses-net	9.9	4.4	2.3	125.0	91.4
Pretax operating income (loss)	$(2.8)	$4.0	$13.5	-171.7%	-70.1%

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity accounts at the dates shown:
					% Change
					2010	2009
As of December 31,		2010	2009	2008	vs. 2009	vs. 2008
Cash and invested assets:	Fair value basis	$10,490.7	$9,879.0	$8,855.1	6.2%	11.6%
	Original cost basis	$10,015.1	$9,625.9	$9,210.0	4.0%	4.5%

Shareholders’ equity:	Total	$4,121.4	$3,891.4	$3,740.3	5.9%	4.0%
	Per common share	$16.16	$16.49	$15.91	-2.0%	3.6%

Composition of shareholders’ equity per share:
Equity before items below		$14.36	$14.99	$16.10	-4.2%	-6.9%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		1.80	1.50	(0.19)
Total		$16.16	$16.49	$15.91	-2.0%	3.6%

Consolidated cash flow from operating activities produced a deficit of $282.2 for the year ended December 31, 2010, compared to positive operating cash flow of $532.9 and $565.6 for 2009 and 2008, respectively. The 2010 deficit resulted mostly from negative cash flows in Old Republic's mortgage guaranty segment.

The Company's consolidated investment portfolio reflects a current allocation of approximately 83 percent to fixed-maturity securities and 6 percent to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives. These are intended to assure solid funding of its insurance subsidiaries’ long-term obligations to policyholders and other beneficiaries, and the long-term stability of capital accounts. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Old Republic's equity investments include common stock holdings in two leading publicly held mortgage guaranty (“MI”) businesses (MGIC Investment Corp. and The PMI Group). These stocks were acquired in 2007 and 2008 as passive long-term investment additions for a core segment of Old Republic’s business in anticipation of a cyclical recovery of the MI industry in 2010. In management’s judgment, the past three years’ depressed market valuations of companies operating in the housing and mortgage-lending sectors of the American economy have been impacted significantly by cyclical and macroeconomic conditions affecting these sectors, and by the systemic dysfunctionality of the banking and mortgage-lending industries. As shown in the following table, the December 31, 2010 aggregate fair value of the two securities was still significantly below their original cost but approximately 122 percent above the other-than-temporarily-impaired level to which they were written down in 2008.

	As of and for Periods Ended December 31,	2010	2009	2008
Total value of the two MI investments:	Original cost	$313.2	$416.4	$416.4
	Impaired cost	75.6	106.8	106.8
	Fair value	167.9	130.7	82.7
	Underlying equity(*)	$150.2	$274.6	$515.9

	Pretax other-than-temporary impairments
	recorded in income statement of the period	$-	$-	$(375.5)
	Pretax unrealized investment gains (losses)
	recorded directly in shareholders’ equity account:
	For the period	$68.4	$48.0	$(24.1)
	Cumulatively	$92.3	$23.9	$(24.1)

(*) Underlying equity based on latest reports (which may lag by one quarter) issued by investees.

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and impairments or changes in market valuations of invested assets during the periods shown below:

	Shareholders’
	Equity Per Share
Years Ended December 31,	2010	2009	2008
Beginning book value per share	$16.49	$15.91	$19.71
Changes in shareholders’ equity for the periods:
Net operating income (loss)	(.16)	(.67)	(.81)
Net realized investment gains (losses):
From sales	.29	.04	(.01)
From impairments	-	.21	(1.59)
Subtotal	.29	.25	(1.60)
Net unrealized investment gains (losses)	.40	1.59	(.33)
Total realized and unrealized investment gains (losses)	.69	1.84	(1.93)
Cash dividends	(.69)	(.68)	(.67)
Stock issuance, foreign exchange, and other transactions	(.17)	.09	(.39)
Net change	(.33)	.58	(3.80)
Ending book value per share	$16.16	$16.49	$15.91

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

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

CRITICAL ACCOUNTING ESTIMATES

The Company’s annual and interim financial statements incorporate a large number and types of estimates relative to matters which are highly uncertain at the time the estimates are made. The estimation process required of an insurance enterprise is by its very nature highly dynamic inasmuch as it necessitates a continuous evaluation, analysis, and quantification of factual data as it becomes known to the Company. As a result, actual experienced outcomes can differ from the estimates made at any point in time and thus affect future periods’ reported revenues, expenses, net income or loss, and financial condition.

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity and equity investments; b) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; c) the recoverability of reinsured paid and/or outstanding losses; and d) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the pertinent sections of this Management Analysis and are summarized as follows:

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

For the three years ended December 31, 2010, pretax charges due to other-than-temporary impairments in the value of securities affected pretax income or loss within a range of -143.2% and -3.6% and averaged -50.4%.

(b) Establishment of deferred acquisition costs ("DAC")

The eligibility for deferral and the recoverability of DAC is based on the current terms and estimated profitability of the insurance contracts to which they relate. As of the three most recent year ends, consolidated DAC balances ranged between 1.5% and 1.7% and averaged 1.5% of consolidated assets. The annual change in DAC balances for the three-year period affected underwriting, acquisition and other expenses within a range of 1.1% and 1.8%, and averaged 1.3% of such expenses.

(c) The recoverability of reinsured paid and/or outstanding losses

Assets consisting of gross paid losses recoverable from assuming reinsurers, and balance sheet date reserves similarly recoverable in future periods as gross losses are settled and paid, are established at the same time as the gross losses are paid or recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts that are discussed below. As of the three most recent year ends, paid and outstanding reinsurance recoverable balances ranged between 30.1% and 34.5% and averaged 32.0% of the related gross reserves.

(d) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this management analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected loss ratios for the three latest accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantified over long periods of time. Long-tail lines of business generally include workers’ compensation, auto liability, general liability, errors and omissions and directors and officers’ liability, and title insurance. Gross loss reserves related to such long-tail coverages ranged between 66.0% and 75.7%, and averaged 70.9% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 60.1% and 68.6% and averaged 65.0% as of the same dates.

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

For each of the three most recent calendar years, prior accident years’ consolidated claim costs have developed favorably and have had the consequent effect of reducing consolidated annual loss costs between 3.5% and 7.2%, or by an average of approximately 4.8% per annum. As a percentage of each of these years’ consolidated earned premiums and fees the favorable developments have ranged between 2.3% and 5.9%, and have averaged 3.8%.

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

FINANCIAL POSITION

The Company’s financial position at December 31, 2010 reflected increases in assets, liabilities, and common shareholders’ equity of 11.9%, 14.2%, and 5.9%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 66.1% and 69.6% of consolidated assets as of December 31, 2010 and December 31, 2009, respectively. Consolidated operating cash flow produced a deficit of $282.2 in 2010 compared to positive cash flow of $532.9 in 2009 and $565.6 in 2008. As of December 31, 2010, the invested asset base increased 5.9% to $10,259.3 as a result of an increase in the fair value of investments and the inclusion of PMA's invested assets ($799.5), offset by negative consolidated operating cash flows and the payment of cash dividends to common shareholders.

Investments - During 2010 and 2009, the Company committed the majority of all investable funds to short to intermediate-term fixed maturity securities. At both December 31, 2010 and 2009, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant insurance risk-correlated asset exposures real estate, mortgage-backed securities, collateralized debt obligations ("CDO’s"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At December 31, 2010, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of December 31, 2010. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

Possible future declines in fair values for Old Republic’s bond and stock portfolios would negatively affect the common shareholders’ equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered other-than-temporarily-impaired. In the event the Company’s estimate of other-than-temporary impairments is insufficient at any point in time, future periods’ net income or loss would be affected adversely by the recognition of additional realized or impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses.

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	December 31,
	2010	2009
Aaa	21.3%	22.3%
Aa	20.6	20.3
A	29.9	30.3
Baa	26.9	25.7
Total investment grade	98.7	98.6
All other (b)	1.3	1.4
Total	100.0%	100.0%

(a)
Credit quality ratings used are those assigned primarily by Moody’s for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor’s ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody’s ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	December 31, 2010
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$21.1		$.9
Retail	4.1		.1
Industrials	2.6		-
Other	.3		-
Total	$28.2	(c)	$1.0

(c)	Represents .4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	December 31, 2010
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Municipals	$118.6		$7.0
U.S. Governments and Agencies	297.6		4.3
Utilities	103.1		2.8
Industrials	62.8		1.7
Other (includes 17 industry groups)	503.3		8.3
Total	$1,085.6	(d)	$24.2

(d)	Represents 13.5% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	December 31, 2010
			Gross
			Unrealized
	Cost		Losses
Equity Securities by Industry Concentration:
Index Funds	$98.8		$2.1
Health Care	6.3		-
Insurance	-		-
Total	$105.2	(e)	$2.2	(f)

(e)	Represents 26.1% of the total equity securities portfolio.
(f)	Represents .6% of the cost of the total equity securities portfolio, while gross unrealized gains represent 67.5% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	December 31, 2010
	Amortized Cost
	of Fixed Maturity Securities		Gross Unrealized Losses
		Non-		Non-
		Investment		Investment
	All	Grade Only	All	Grade Only
Maturity Ranges:
Due in one year or less	$29.4	$-	$-	$-
Due after one year through five years	493.4	27.9	6.8	1.0
Due after five years through ten years	414.5	.3	9.4	-
Due after ten years	176.3	-	9.0	-
Total	$1,113.8	$28.2	$25.3	$1.0

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	December 31, 2010
	Amount of Gross Unrealized Losses
	Less than			Total Gross
	20% of	20% to 50%	More than	Unrealized
	Cost	of Cost	50% of Cost	Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$24.1	$-	$-	$24.1
Seven to twelve months	-	-	-	-
More than twelve months	.9	.2	-	1.2
Total	$25.0	$.2	$-	$25.3
Equity Securities:
One to six months	$-	$-	$-	$-
Seven to twelve months	-	-	-	-
More than twelve months	2.1	-	-	2.1
Total	$2.1	$-	$-	$2.2

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	278	-	-	278
Seven to twelve months	-	-	-	-
More than twelve months	4	1	-	5
Total	282	1	-	283	(g)
Equity Securities:
One to six months	1	-	-	1
Seven to twelve months	-	-	-	-
More than twelve months	1	1	-	2
Total	2	1	-	3	(g)

(g)
At December 31, 2010 the number of issues in an unrealized loss position represent 13.5% as to fixed maturities, and 7.1% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue’s original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (December 31, 2010 in the above table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	December 31,
	2010	2009
Maturity Ranges:
Due in one year or less	10.5%	9.3%
Due after one year through five years	52.2	55.0
Due after five years through ten years	34.6	34.9
Due after ten years through fifteen years	1.3	.8
Due after fifteen years	1.4	-
Total	100.0%	100.0%

Average Maturity in Years	4.6	4.4
Duration (h)	3.8	3.8

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.8 as of December 31, 2010 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.8%.

Composition of Unrealized Gains (Losses)

	December 31,
	2010	2009
Fixed Maturity Securities:
Amortized cost	$8,070.4	$7,896.2
Estimated fair value	8,532.2	8,326.8
Gross unrealized gains	487.0	448.0
Gross unrealized losses	(25.3)	(17.4)
Net unrealized gains (losses)	$461.7	$430.5

Equity Securities:
Original cost	$648.3	$674.9
Adjusted cost(*)	402.8	357.5
Estimated fair value	672.4	502.9
Gross unrealized gains	271.7	159.0
Gross unrealized losses	(2.2)	(13.7)
Net unrealized gains (losses)	$269.5	$145.3

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. From time to time additional cash needs are also met by accessing Old Republic’s commercial paper program and/or debt and equity capital markets. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $306.5 in dividends from its subsidiaries in 2011 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating subsidiaries. Old Republic can currently access the commercial paper market for up to $150.0 although capital market considerations at any point in time may not enable the Company to do so.

Capitalization - Old Republic’s total capitalization of $4,596.4 at December 31, 2010 consisted of debt of $475.0 and common shareholders' equity of $4,121.4. Changes in the common shareholders’ equity account for the three most recent years reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 29 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management’s long-term expectations for the Company’s consolidated business.

Under state insurance regulations, the Company’s three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. If a company’s risk to capital ratio exceeds the limit or its capital falls below the minimum prescribed levels, absent expressed regulatory approval, it may be prohibited from writing new business until its risk to capital ratio falls below the limit or it reestablishes the required minimum levels of capital. At December 31, 2010, the statutory risk to capital ratio was 28.4:1 for the three companies combined. A continuation of operating losses could further reduce statutory surplus thus increasing the risk to capital ratio which the Company evaluates on a quarterly basis.

The Company’s principal mortgage insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"), breached the minimum capital requirement during the third quarter of 2010. In anticipation of this occurrence, RMIC had previously requested and subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in these states with the exception of Ohio. These waivers are subject to monitoring and other conditions which vary by regulatory authority. The waivers in several states, including the domiciliary state of North Carolina, expire on July 1, 2011. The Company has petitioned the State of North Carolina for an extension of the waiver. Notwithstanding scheduled expirations, waivers may be withdrawn at anytime at a regulator's discretion. As such, there can be no certainty that waivers will remain in place or be extended, nor that RMIC will meet their capital requirements by the end of the waiver period. Absent a waiver, RMIC could be barred from writing any new business in one of these states unless and until its capital base has recovered, and, further, there is no certainty of when or if it will recover. New insurance written in the states that have not issued a waiver to RMIC represented 7.4% of such new insurance for 2010.

The Company has access to various capital resources including dividends from its subsidiaries, holding company investments, undrawn capacity under its commercial paper program, and access to debt and equity capital markets. At December 31, 2010, the Company’s consolidated debt to equity ratio was 11.5%. This relatively low level of financial leverage should provide the Company with additional borrowing capacity to meet its capital commitments. During the second quarter of 2009, additional capital funds of $30.0 and $132.0 were directed to the title and general insurance segments, respectively, to enhance insurance capacity. In 2010, $15.0 was added to the title segment.

Contractual Obligations - The following table shows certain information relating to the Company’s contractual obligations as of December 31, 2010:
	Payments Due in the Following Years
			2012 and	2014 and	2016 and
	Total	2011	2013	2015	After
Contractual Obligations:
Debt	$473.5	$3.3	$323.5	$7.5	$139.1
Interest on Debt	153.8	35.0	30.4	16.6	71.6
Operating Leases	224.9	55.2	84.5	44.9	40.0
Pension Benefits Contributions (a)	110.3	19.5	53.4	27.5	9.7
Claim & Claim Expense Reserves (b)	8,814.6	2,598.8	2,265.3	886.1	3,064.3
Total	$9,777.2	$2,712.0	$2,757.3	$982.8	$3,325.0

(a)
Represents estimated minimum funding of contributions for the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bitco Plan), the Old Republic National Title Group Pension Plan (the Title Plan), and the PMA Capital Corporation Pension Plan (the PMA Plan). Funding of the plans is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuations, as well as, maintaining certain funding levels relative to regulatory requirements.

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

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 36% of 2010 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 64% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
						% Change
						from prior
	General	Mortgage	Title	Other	Total	period
Years Ended December 31:
2008	$1,989.3	$592.5	$656.1	$80.1	$3,318.1	-7.9%
2009	1,782.5	644.5	888.4	73.3	3,388.9	2.1
2010	$1,782.1	$498.8	$1,211.0	$81.4	$3,573.5	5.4%

General Insurance Group earned premiums have trended lower during the past three years as a moderately declining rate environment for most commercial insurance prices has hindered retention of some business and precluded meaningful additions to the premium base.

Mortgage Guaranty Group earned premiums continued to decline during 2010 due to lower volumes of new insurance, higher premium refunds related to claim rescissions, and the termination of pool insurance contracts. Moreover, new business volume reflected continued weakness from the downturn in overall mortgage originations, lower industry penetration of the mortgage market, and the continuing effects of more selective underwriting guidelines in place since late 2007. 2009 mortgage guaranty premium revenue increased 8.8% by comparison to 2008 primarily due to the commutation of certain reinsurance agreements during the third quarter of 2009. GAAP requires that commutation reinsurance premiums of $82.5 received from lenders’ captive insurers to cover future periods’ losses be recognized immediately as income as of the effective date of the reinsurance commutation agreements. Excluding the effect of immediate premium revenue recognition for these reinsurance commutation agreements, mortgage guaranty premium revenue would have reflected a year-over-year decline of 4.1% in 2009. Lower premium revenue trends for the past three years have been mitigated somewhat by greater business persistency levels for business produced in prior years, and by a continuing decline in premiums ceded to lender-owned (captive) reinsurance companies.

Title Group premium and fee revenues grew by 36.3% and 35.4% in 2010 and 2009, respectively, as a result of greater refinance transactions in late 2008 and early 2009 and from market share gains taken from title industry dislocations and consolidations.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:
	General Insurance Earned Premiums by Type of Coverage
	Commercial			Inland
	Automobile			Marine
	(mostly	Workers’	Financial	and	General
	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended December 31:
2008	34.9%	21.0%	16.1%	9.7%	7.5%	10.8%
2009	36.6	21.7	13.5	9.5	8.0	10.7
2010	38.0%	25.2%	11.2%	8.9%	6.4%	10.3%

Earned premiums included in the above table within the Financial Indemnity Coverages category and related risk in force pertaining to the Company’s consumer credit indemnity ("CCI") coverage have been in a downtrend since 2008. The decline is largely due to a temporary discontinuation of active sales efforts due to the lack of market demand for the Company’s current offerings. The following table shows CCI net premiums earned during the indicated periods and the maximum calculated risk in force at the end of the respective periods. Net earned premiums include additional premium adjustments arising from the variable claim experience of individual policies subject to retrospective rating plans. Risk in force reflects estimates of the maximum risk exposures at the inception of individual policies adjusted for cumulative claim costs and the lower outstanding loan balances attributed to such policies through the end of the periods shown below.

	Net CCI Earned Premiums
		% of General
		Insurance	Risk in
	Amount	Group	Force
Years Ended December 31:
2008	$204.3	10.3%	$2,613.8
2009	121.4	6.8	2,004.8
2010	$87.9	4.9%	$1,518.6

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
	Traditional
New Insurance Written:	Primary	Bulk	Other	Total
Years Ended December 31:
2008	$20,861.9	$3.5	$1,123.5	$21,989.0
2009	7,899.2	-	.5	7,899.8
2010	$3,990.2	$-	$-	$3,990.2

	Traditional
New Risk Written by Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2008	$4,815.0	$.6	$11.8	$4,827.5
2009	1,681.7	-	-	1,681.7
2010	$930.0	$-	$-	$930.0

	Earned Premiums		Persistency
			Traditional
Premium and Persistency Trends by Type:	Direct	Net	Primary	Bulk
Years Ended December 31:
2008	$698.4	$592.5	83.9%	88.4%
2009	648.6	644.5	82.8	88.3
2010	$529.5	$498.8	82.1%	88.0%

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.6% of total net risk in force as of year end 2010, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
	Traditional
Net Risk in Force By Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2008	$20,463.0	$2,055.0	$457.0	$22,975.1
2009	18,727.9	1,776.7	297.2	20,801.9
2010	$16,557.4	$1,187.0	$256.1	$18,000.6

Analysis of Risk in Force
			FICO
	FICO less	FICO 620	Greater	Unscored/
Risk in Force Distribution By FICO Scores:	than 620	to 680	than 680	Unavailable

Traditional Primary:
As of December 31:
2008	7.0%	30.5%	60.5%	2.0%
2009	6.5	28.8	63.1	1.6
2010	6.4%	27.5%	64.7%	1.4%

Bulk(a):
As of December 31:
2008	18.2%	33.7%	47.9%	.2%
2009	17.6	33.1	49.2	.1
2010	23.2%	32.1%	44.6%	.1%

(a)	Bulk pool risk in-force, which represented 32.1% of total bulk risk in-force at December 31, 2010, has been allocated pro-rata based on insurance in-force.

Analysis of Risk in Force
	LTV	LTV	LTV	LTV
	85.0	85.01	90.01	Greater
Risk in Force Distribution By Loan to Value ("LTV") Ratio:	and below	to 90.0	to 95.0	than 95.0

Traditional Primary:
As of December 31:
2008	5.1%	35.5%	31.6%	27.8%
2009	5.3	36.4	31.6	26.7
2010	5.2%	36.5%	32.3%	26.0%

Bulk(a):
As of December 31:
2008	63.5%	20.1%	8.6%	7.8%
2009	65.9	18.4	7.8	7.9
2010	57.7%	22.8%	9.6%	9.9%

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	PA	VA	NC
As of December 31:
2008	8.3%	8.1%	5.2%	5.2%	3.2%	5.5%	3.1%	3.8%	2.9%	4.4%
2009	8.1	8.5	5.2	5.1	3.2	5.5	3.1	4.0	2.9	4.5
2010	7.5%	8.7%	5.2%	5.0%	3.3%	5.1%	3.1%	4.2%	2.9%	4.7%

	Bulk (a)
	FL	TX	GA	IL	OH	CA	NJ	PA	AZ	NY
As of December 31:
2008	10.0%	4.6%	4.0%	3.9%	3.1%	18.2%	3.4%	2.7%	4.3%	5.4%
2009	10.4	4.6	4.0	4.0	3.2	17.8	3.5	2.6	4.1	5.4
2010	9.9%	5.3%	4.3%	4.0%	3.9%	15.8%	3.3%	3.1%	3.5%	6.0%

	Full	Reduced
Risk in Force Distribution By Level of Documentation:	Docu-	Docu-
	mentation	mentation
Traditional Primary:
As of December 31:
2008	90.0%	10.0%
2009	91.1	8.9
2010	92.4%	7.6%

Bulk (a):
As of December 31:
2008	49.1%	50.9%
2009	49.4	50.6
2010	57.7%	42.3%

Risk in Force Distribution By Loan Type:
	Fixed Rate
	& ARMs	ARMs with
	with Resets	Resets <5
	>=5 Years	years
Traditional Primary:
As of December 31:
2008	95.8%	4.2%
2009	96.3	3.7
2010	96.8%	3.2%

Bulk (a):
As of December 31:
2008	74.4%	25.6%
2009	75.4	24.6
2010	69.6%	30.4%

(a)	Bulk pool risk in-force, which represented 32.1% of total bulk risk in-force at December 31, 2010, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
		Independent
		Title
	Direct	Agents &
	Operations	Other
Years Ended December 31:
2008	36.8%	63.2%
2009	38.5	61.5
2010	35.6%	64.4%

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

						Fair	Invested
	Invested Assets at Adjusted Cost					Value	Assets at
				Corporate		Adjust-	Fair
	General	Mortgage	Title	and Other	Total	ment	Value
As of December 31:
2009	$5,670.9	$2,466.3	$615.2	$355.2	$9,107.8	$580.6	$9,688.4
2010	$6,451.2	$2,039.2	$636.0	$394.1	$9,520.5	$738.7	$10,259.3

	Net Investment Income					Yield at
				Corporate		Original	Fair
	General	Mortgage	Title	and Other	Total	Cost	Value
Years Ended
December 31:
2008	$253.6	$86.8	$25.1	$11.6	$377.3	4.27%	4.33%
2009	258.9	92.0	25.2	7.2	383.5	4.15	4.17
2010	$260.1	$84.9	$26.5	$7.3	$379.0	3.94%	3.80%

Consolidated net investment income declined by 1.2% and .7% in 2010 and 2008, respectively, and grew by 1.6% in 2009. This revenue source is affected by changes in the invested asset base which are mainly driven by consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. Yield trends reflect the relatively short maturity of Old Republic’s fixed maturity securities portfolio as well as continuation of a relatively lower yield environment during the past several years. 2010 net investment income includes a contribution of $2.9 from PMA in the fourth quarter of the year.

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; in 2010, 2009 and 2008, 45.5%, 87.2% and 90.1%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company’s view, are not indicative of any particular trend or result in the basics of its insurance business.

The 2010 realized gains on fixed maturity securities reflect the sale of certain tax-exempt municipal bonds. The gains on equity securities reflect the recovery of value realized upon the sale of a common stock security previously impaired in 2008. All sales proceeds were redirected to taxable bonds with higher investment yields and a diversified portfolio of equity securities with concentrations within the utility and energy industries.

	Realized Gains (Losses) on
	Disposition of Securities			Impairment Losses on Securities
		Equity			Equity
		securities			securities		Net
	Fixed	and miscell-		Fixed	and miscell-		realized
	maturity	aneous		maturity	aneous		gains
	securities	investments	Total	securities	investments	Total	(losses)
Years Ended
December 31:
2008	$(25.0)	$20.9	$(4.1)	$(11.5)	$(470.7)	$(482.3)	$(486.4)
2009	4.2	11.7	15.9	(1.5)	(8.0)	(9.5)	6.3
2010	$79.1	$31.2	$110.3	$-	$(1.2)	$(1.2)	$109.1

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years’ claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2010 and 2009:

	Claim and Loss Adjustment Expense Reserves
	December 31,
	2010		2009
	Gross	Net	Gross	Net

Commercial automobile (mostly trucking)	$1,111.8	$917.5	$1,049.4	$860.5
Workers’ compensation	3,508.5	1,823.0	2,258.1	1,285.6
General liability	1,317.3	650.4	1,281.8	638.7
Other coverages	624.6	387.9	649.1	444.7
Unallocated loss adjustment expense reserves	191.0	149.1	141.9	104.7
Total general insurance reserves	6,753.5	3,928.1	5,380.4	3,334.3

Mortgage guaranty	1,729.7	1,614.0	2,225.6	1,962.6
Title	281.2	281.2	260.8	260.8
Life and health	24.2	20.0	29.0	21.5
Unallocated loss adjustment expense reserves -
other coverages	25.8	25.8	19.1	19.1
Total claim and loss adjustment expense reserves	$8,814.6	$5,869.3	$7,915.0	$5,598.5
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$195.7	$144.9	$172.8	$136.9
% of total general insurance reserves	2.9%	3.7%	3.2%	4.1%

The Company’s reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses, including incurred but not reported losses and loss adjustment expenses. The establishment of claim reserves by the Company’s insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management’s judgment in interpreting all such factors. At any point in time, the Company is exposed to possibly higher or lower than anticipated claim costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are often referred to as unfavorable development whereas any changes that decrease previous estimates of the Company’s ultimate liability are referred to as favorable development. A substantial portion of the decline in mortgage guaranty reserves at December 31, 2010 resulted from the previously noted cancellation of certain pool insurance policies and increased claim payments.

Overview of Loss Reserving Process

Most of Old Republic’s consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2010, such reserves accounted for 76.6% and 66.9% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2009 represented 68.0% and 59.6% of the respective consolidated amounts.

The Company’s reserve setting process reflects the nature of its insurance business and the decentralized basis upon which it is conducted. Old Republic’s general insurance operations encompass a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company’s insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds’ inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers’ ("E&O/D&O") liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judged or jury verdicts. Approximately 90% of the general insurance group’s claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

The Company prepares periodic analyses of its loss reserve estimates for its significant insurance coverages. It establishes point estimates for most loss costs on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, individual accounts, blocks of business or other unique concentrations of insurance risks such as directors and officers’ liability, that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized as such in setting these reserves. Instead the reported reserves encompass the Company’s best point estimates at each reporting date and the overall reserve level at any point in time therefore represents the compilation of a very large number of reported reserve estimates and the results of a variety of formula calculations largely driven by statistical analysis of historical data. Reserve releases or additions are implicitly covered by the point estimates incorporated in total reserves at each balance sheet date. The Company does not project future variability or make an explicit provision for uncertainty when determining its best estimate of loss reserves. Over the most recent decade actual incurred losses have developed within a reasonable range of their original estimates.

Aggregate loss reserves consist of liability estimates for claims that have been reported ("case") to the Company’s insurance subsidiaries and reserves for claims that have been incurred but not yet reported ("IBNR") or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years’ cost experience and trends, and are intended to cover the unallocated costs of claim departments’ administration of case and IBNR claims over time. Long-term, disability-type workers’ compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year end net reserves totaled $231.0, $143.9 and $156.8 as of December 31, 2010, 2009, and 2008, respectively.

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

Mortgage guaranty insurance reserves for unpaid claims and claim adjustment expenses are recognized only upon an instance of default. The latter is defined as an insured mortgage loan that has missed two or more consecutive monthly payments. Loss reserves are therefore based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported ("IBNR"). Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions. Historically coverage rescissions and claim denials as a result of material misrepresentation in key underwriting information or non-compliance with terms of the master policy have not been material; however, they have increased significantly since early 2008.

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

Incurred Loss Experience

Management believes that the Company’s overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and, accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management’s opinion, however, such potential development is not likely to have a material effect on the Company’s consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in this Annual Report on Form 10-K under Item 1A - Risk Factors.

The following table shows an analysis of changes in aggregate reserves for the Company’s losses, claims, and settlement expenses for each of the years shown:

Years Ended December 31:	2010	2009	2008
Gross reserves at beginning of year	$7,915.0	$7,241.3	$6,231.1
Less: reinsurance losses recoverable	2,316.5	2,227.0	1,984.7
Net reserves at beginning of year (a)(b):
General Insurance	3,334.2	3,326.9	3,279.7
Mortgage Guaranty	1,965.4	1,382.6	644.9
Title Insurance	277.1	282.4	296.9
Other	21.5	22.2	24.7
Sub-total	5,598.5	5,014.2	4,246.3
Net reserves acquired pursuant to PMA merger (c)	643.2	-	-
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,426.3	1,409.2	1,520.1
Mortgage Guaranty	781.4	1,284.0	1,199.5
Title Insurance	83.4	63.6	46.3
Other	44.4	36.4	41.9
Sub-total	2,335.6	2,793.3	2,807.8
Change in provision for insured events of prior years:
General Insurance	(76.6)	(56.8)	(83.0)
Mortgage Guaranty	(15.2)	(149.9)	(18.7)
Title Insurance	13.4	6.7	(0.6)
Other	(3.2)	(1.3)	(3.8)
Sub-total	(81.5)	(201.3)	(106.1)
Total incurred claims and claim adjustment expenses(a)	2,254.1	2,592.0	2,701.6
Total increases	2,897.3	2,592.0	2,701.6
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	593.2	498.6	549.0
Mortgage Guaranty	52.3	7.8	59.8
Title Insurance	7.2	7.1	5.4
Other	33.0	25.8	30.3
Sub-total	685.9	539.3	644.5
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	805.8	846.4	840.8
Mortgage Guaranty	1,056.1	543.5	383.2
Title Insurance	68.7	68.5	54.8
Other	9.6	9.9	10.2
Sub-total	1,940.4	1,468.3	1,289.0
Total payments	2,626.4	2,007.7	1,933.5
Amount of reserves for unpaid claims and claim adjustment
expenses at the end of each year, net of reinsurance
losses recoverable(a)(b)
General Insurance	3,928.1	3,334.3	3,326.9
Mortgage Guaranty	1,623.0	1,965.4	1,382.6
Title Insurance	298.0	277.1	282.4
Other	20.0	21.5	22.2
Sub-total	5,869.3	5,598.5	5,014.2
Reinsurance losses recoverable	2,945.3	2,316.5	2,227.0
Gross reserves at end of year	$8,814.6	$7,915.0	$7,241.3

(a)	Changes in aggregate case, IBNR, and loss adjustment expense reserves are shown in the following table:

	2010	2009	2008
Net reserve increase(decrease):
General Insurance(*)	$593.8	$7.4	$47.2
Mortgage Guaranty	(342.3)	582.8	737.7
Title Insurance	20.8	(5.3)	(14.5)
Other	(1.4)	(.7)	(2.5)
Total	$270.8	$584.3	$768.0

(*) Includes reserves of $638.8 at December 31, 2010 assumed in conjunction with the PMA merger.

(b)	Year end net IBNR reserves carried in each segment were as follows:

	2010	2009	2008
General Insurance(**)	$1,905.1	$1,621.6	$1,583.8
Mortgage Guaranty	46.2	39.7	33.0
Title Insurance	216.5	191.3	200.7
Other	5.0	9.4	9.0
Total	$2,172.9	$1,862.0	$1,826.5

(**) Includes reserves of $347.7 at December 31, 2010 assumed in conjunction with the PMA merger.

(c)	Represents PMA reserves at October 1, 2010, net of reinsurance losses recoverable of $834.9.

During 2010's second half, various news accounts cited possible widespread issues pertaining to the loan foreclosure procedures of lending institutions. Basically, these accounts point to faulty documentation of such foreclosure procedures. In the Company’s opinion, the possible impact on its operating segments from foreclosure delays is summarized as follows: General Insurance -- the CCI coverage is largely unaffected because foreclosure is not a condition precedent to the filing of a claim by an insured lending institution. Mortgage guaranty -- a delay in the foreclosure proceedings will have the effect of delaying the filing and ultimate payment of claims. It is not anticipated that this will increase the number of delinquent loans that ultimately go to claim but will result in distressed loans remaining in the later stage of delinquency until the ultimate foreclosure is resolved. Title insurance -- The current foreclosure issues could impact this line of business by legal costs associated with defending title issues created by flaws in the foreclosure proceedings. In an extreme case, a title company could be forced to reimburse the buyer of the home as a result of a faulty foreclosure proceeding. In this event, the company would look to the protections afforded it in the policy and seek remedies from the foreclosing lender. It is unlikely that these issues would have a material financial impact on our title insurance company.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2010	2009	2008
General	76.4%	76.3%	73.0%
Mortgage	153.6	176.0	199.3
Title	8.0	7.9	7.0
Consolidated benefits and claim ratio	63.4%	76.7%	81.8%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	65.7%	82.6%	85.0%
Change in provision for insured events of prior years:
Due to asbestos and environmental	-	-	-
Due to all other coverages	(2.3)	(5.9)	(3.2)
Net (favorable) unfavorable development	(2.3)	(5.9)	(3.2)
Consolidated benefits and claim ratio	63.4%	76.7%	81.8%

The consolidated benefits and claim ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio’s variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced average favorable developments that reduced the consolidated loss ratio by 3.8%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
		Commercial			Inland
		Automobile			Marine
	All	(mostly	Workers’	Financial	and	General
	Coverages	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended
December 31:
2008	73.0%	76.1%	69.4%	95.0%	60.5%	64.4%	53.9%
2009	76.3	71.5	74.9	117.8	63.0	65.6	60.1
2010	76.4%	73.0%	70.7%	126.9%	62.8%	64.6%	67.1%

Excluding the impact of Old Republic’s CCI business, the overall general insurance claims ratio shows reasonably consistent trends for the past three years. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in the periods shown was driven principally by greater claim frequencies experienced in Old Republic’s CCI coverage. Even though consumer loan delinquency rates have subsided fairly steadily since mid-year 2009, the greater CCI claims costs in 2010 were driven by both higher payment trends and by increased levels of claim verification and resolution activity.

The following table shows CCI claims related trends for the periods shown:

					Effect on
					General	Reported
	CCI Claim Costs				Insurance	Delinquency	Claim
	Paid		Incurred		Claim	Ratio at End	Rescissions
	Amount	Ratio (a)	Amount	Ratio (a)	Ratio (b)	of Period	and Denials
Years Ended December 31:
2008	$250.4	122.6%	$258.6	126.6%	6.1%	6.0%	$269.0
2009	256.9	211.6	214.7	176.9	7.3	6.8	974.3
2010	$265.4	301.8%	$212.5	241.7%	8.6%	4.6%	$627.3

(a)	Percent of net CCI earned premiums.
(b)	Represents the percentage point increase in the general insurance claim ratio.

During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily due to the commercial automobile, general aviation, and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in workers’ compensation coverages, by ongoing development of asbestos and environmental ("A&E") claim reserves, and by unfavorable development of the CCI reserves.

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

Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages’ reserves, typically workers’ compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 5.9 years (gross) and 10.0 years (net of reinsurance) as of December 31, 2010 and 5.7 years (gross) and 10.0 years (net of reinsurance) as of December 31, 2009. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .6% of general insurance group net incurred losses for the five years ended December 31, 2010.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2010 and 2009 is as follows:
	December 31,
	2010		2009
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$122.0	$103.5	$133.1	$108.6
Reserves acquired pursuant to PMA merger	25.0	11.2	-	-
Loss and loss expenses incurred	(1.3)	(1.0)	(2.1)	-
Claims and claim adjustment expenses paid	(11.0)	(5.7)	(8.9)	(5.0)
Reserves at end of year	134.8	108.0	122.0	103.5

Environmental:
Reserves at beginning of year	50.7	33.4	39.3	36.4
Reserves acquired pursuant to PMA merger	14.2	8.6	-	-
Loss and loss expenses incurred	-	(1.5)	21.2	2.1
Claims and claim adjustment expenses paid	(4.0)	(3.5)	(9.8)	(5.1)
Reserves at end of year	60.8	36.9	50.7	33.4
Total asbestos and environmental reserves	$195.7	$144.9	$172.8	$136.9

Mortgage guaranty claims ratios for the year ended December 31, 2010 and 2009 were affected mostly by varying claim payment trends and reserve provisions as well as captive and pool transactions. As indicated in the above Executive Summary, Old Republic's mortgage guaranty subsidiaries negotiated the termination of various captive reinsurance and pool insurance contracts. Taken together all of these transactions reduced the incurred claim ratio by 15.0 and 25.8 percentage points for the years ended December 31, 2010 and 2009, respectively. These claim ratios had risen through year-end 2009 principally as a result of higher reserve provisions and paid losses. Reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower’s ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower’s ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

In common with all other insurance lines, mortgage guaranty paid and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company, and exclude claims not paid by virtue of coverage rescissions and claims denials shown in the table below. In a similar vein, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves entering into the determination of incurred claim costs take into account a large number of variables including changes in claim cost estimates for anticipated coverage rescissions and claims denials. The effect of changes in anticipated coverage rescissions and claims denials on period end loss reserve estimates resulted in an increase (decrease) to incurred losses of $1,001.9, ($881.9) and ($830.5) for the years ended December 31, 2010, 2009 and 2008, respectively.

Certain mortgage guaranty average claims related trends are listed below:

	Average Paid Claim		Reported Delinquency		Claims
	Amount (a)		Ratio at End of Period		Rescissions
	Traditional		Traditional		and
	Primary	Bulk	Primary	Bulk	Denials
Years Ended December 31:
2008	$43,532	$56,481	10.34%	17.17%	$211.0
2009	48,492	59,386	16.83	30.81	719.5
2010	$47,954	$58,184	15.55%	24.54%	$748.8

(a)Amounts are in whole dollars.

	Traditional Primary Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	PA	VA	NC
As of December 31:
2008	21.9%	7.1%	11.1%	10.8%	11.0%	19.8%	11.4%	7.7%	8.1%	7.6%
2009	34.1	10.6	18.8	19.5	16.4	30.5	21.1	11.6	13.9	12.3
2010	32.6%	9.6%	17.3%	19.2%	16.0%	22.6%	20.7%	11.5%	11.7%	11.9%

	Bulk Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	PA	NY	AZ
As of December 31:
2008	27.0%	10.2%	16.3%	19.1%	17.1%	22.4%	16.0%	19.8%	13.8%	18.2%
2009	46.5	16.3	27.6	35.7	23.4	41.3	33.3	21.7	26.8	37.5
2010	37.0%	15.2%	22.3%	28.6%	23.2%	27.7%	27.9%	20.6%	23.2%	24.6%
	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	FL	TX	GA	IL	OH	CA	NJ	PA	VA	NC
As of December 31:
2008	21.3%	7.2%	11.2%	10.2%	11.4%	17.2%	12.1%	8.1%	7.3%	6.8%
2009	36.4	11.2	19.4	20.5	17.2	33.9	24.1	12.9	14.0	11.5
2010	32.1%	9.9%	17.1%	19.1%	16.6%	23.2%	21.5%	12.1%	10.6%	10.9%

(b)	As determined by risk in force as of December 31, 2010, these 10 states represent approximately 49.8%, 59.0%, and 50.1%, of traditional primary, bulk, and total risk in force, respectively.

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

Loss reserve uncertainty is illustrated by the variability in loss reserve development presented in the schedule which appears under Item 1 of this Annual Report. That schedule shows the cumulative loss reserve development for each of the past ten years through December 31, 2010 for the general insurance business which currently represents 66.9% of Old Republic’s total loss and loss adjustment expense reserves, net of reinsurance reserves. For each of these ten calendar years, prior accident years’ general insurance claim reserves have developed, as a percentage of the original estimates, within a range of -9.1% unfavorable in 2000 to a 12.7% favorable development in 2005. For the ten year period the net development has averaged 4.2% favorable.

On a consolidated basis, which includes all coverages provided by the Company, the one year development on prior year loss reserves over the same ten year period has ranged from -.7% unfavorable to 10.9% favorable and averaged 4.1%. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic’s existing business mix, current aggregate loss reserve levels, and loss development patterns suggests the reasonable likelihood that 2010 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company’s insurance segments is discussed above. While the Company has generally experienced favorable loss developments for the latest ten year period on an overall basis, the current analysis of loss development factors and economic conditions influencing the Company’s insurance coverages indicates a gradual downward trend in favorable development during the most recent three years, with respect to general insurance. In management’s opinion, the other segments’ loss reserve development patterns show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company’s reserves as of December 31, 2010.

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

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements the Company is generally reimbursed for claim costs exceeding contractually agreed-upon levels. During the three year period ended December 31, 2010, the Company’s net retentions have risen gradually within the general insurance segment; however, such changes have not had a material impact on the Company’s consolidated financial statements.

Generally, mortgage guaranty insurance risk has historically been reinsured through excess of loss contracts through insurers owned by or affiliated with lending institutions and financial and other intermediaries whose customers are insured by Old Republic. Effective December 31, 2008, the Company discontinued excess of loss reinsurance cessions to lenders’ captive insurance companies for all new production originated subsequent to the effective date. Traditional pro-rata ("quota share") reinsurance arrangements will continue to be offered by the Company. During the third quarter of 2009, the Mortgage Guaranty Group recaptured business previously ceded to several captives. In substance, the transactions are cut-off reinsurance commutation arrangements whereby the captives have remitted to the Company the reserves on existing claim obligations and a risk premium for claims that will occur after the recapture date. In accordance with GAAP, the Company recorded proceeds of $148.9 and established a combination of existing claim reserves ($68.4) and premium income of $82.5 covering claims expected to occur after the transaction date. The company estimates that substantially all of these premiums will likely be absorbed by those expected claims in future periods thus negating the appearance of a current period bottom line gain from these 2009 transactions. Except for relatively few facultative reinsurance cessions covering large risks, the title insurance segment does not utilize reinsurance to manage its insurance risk.

The Company does not anticipate any significant changes to its reinsurance programs during 2011.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2008	24.2%	15.7%	103.6%	39.1%
2009	25.8	12.6	93.8	41.8
2010	26.6%	14.4%	93.0%	48.0%

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

The General Insurance expense ratio has trended up since 2008 due primarily to a declining premium base. The Mortgage Guaranty segment’s lower expense ratios for the periods shown is reflective of the continued emphasis on operating efficiency. As a consequence of the previously mentioned GAAP accounting requirement for reinsurance contract terminations, this segment’s 2009 expense ratio dropped from 14.3% to 12.6%. Production expenses for the Title segment were relatively lower as a percentage of premium and fees revenue, but rose dollar-wise in reflection of greater personnel and other production costs related to the higher revenues attained and anticipated. The Title segment’s 2008 expense ratio resulted from a decline in revenues from direct operations during these periods, most of which are concentrated in the Western United States, to a level lower than necessary to support the fixed portion of the operating expense structure.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2008	97.2%	215.0%	110.6%	120.9%
2009	102.1	188.6	101.7	118.5
2010	103.0%	168.0%	101.0%	111.4%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (9.2%) in 2010, (63.8%) in 2009 and (31.8%) in 2008. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets. A valuation allowance of $54.0 (equivalent to a charge of $.23 per outstanding share) was established against a deferred tax asset related to the Company’s realized losses on investments at December 31, 2008. During 2009, this valuation allowance was eliminated following an increase in the fair value of the Company’s investment portfolio, which continued through 2010. In 2010, a valuation allowance of $13.5 was established related to certain net operating loss and tax credit carryforwards. Of this amount, $9.6 was established through the application of purchase accounting pursuant to the Company's merger with PMA.

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

Some of the oral or written statements made in the Company’s reports, press releases, and conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements involve assumptions, uncertainties, and risks that may affect the Company’s future performance. With regard to Old Republic’s General Insurance segment, its results can be affected, in particular, by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title Insurance results can be affected by similar factors and by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Mortgage Guaranty results, in particular, may also be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and health insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company’s widespread operations.

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2010:

			Estimated Fair Value
	Estimated	Hypothetical Change in	After Hypothetical Change in
	Fair Value	Interest Rates or S&P 500	Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$8,532.2	100 basis point rate increase	$8,208.0
		200 basis point rate increase	7,883.8
		100 basis point rate decrease	8,856.4
		200 basis point rate decrease	$9,180.6

Equity Price Risk:
Equity Securities	$672.4	10% increase in the S&P 500	$765.2
		20% increase in the S&P 500	858.0
		10% decline in the S&P 500	579.6
		20% decline in the S&P 500	$486.8

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)

		December 31,
		2010	2009
	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (amortized cost: $8,070.4 and $7,896.2)	$8,532.2	$8,326.8
	Equity securities (at fair value) (adjusted cost: $402.8 and $357.5)	672.4	502.9
	Short-term investments (at fair value which approximates cost)	1,004.0	826.7
	Miscellaneous investments	40.7	24.0
	Total	10,249.4	9,680.5
	Other investments	9.8	7.8
	Total investments	10,259.3	9,688.4

	Other Assets:
	Cash	127.3	77.3
	Securities and indebtedness of related parties	12.0	17.1
	Accrued investment income	104.1	113.3
	Accounts and notes receivable	1,022.9	788.6
Federal income tax recoverable:	Current	44.6	7.3
	Deferred	45.3	-
	Prepaid federal income taxes	102.9	221.4
	Reinsurance balances and funds held	205.4	141.9
Reinsurance recoverable:	Paid losses	96.0	66.7
	Policy and claim reserves	3,166.4	2,491.2
	Deferred policy acquisition costs	230.6	206.9
	Sundry assets	465.3	369.3
		5,623.4	4,501.6
	Total Assets	$15,882.7	$14,190.0

	Liabilities, Preferred Stock, and Common Shareholders’ Equity
	Liabilities:
	Losses, claims, and settlement expenses	$8,814.6	$7,915.0
	Unearned premiums	1,232.4	1,038.1
	Other policyholders' benefits and funds	192.4	185.2
	Total policy liabilities and accruals	10,239.5	9,138.4
	Commissions, expenses, fees, and taxes	424.0	266.3
	Reinsurance balances and funds	383.8	321.3
	Federal income tax payable: Deferred	-	47.5
	Debt	475.0	346.7
	Sundry liabilities	238.8	178.0
	Commitments and contingent liabilities
	Total Liabilities	11,761.3	10,298.6

	Preferred Stock (1)	-	-

	Common Shareholders’ Equity:
	Common stock (1)	259.2	240.6
	Additional paid-in capital	649.6	412.4
	Retained earnings	2,791.4	2,927.3
	Accumulated other comprehensive income (loss)	459.1	353.7
	Unallocated ESSOP shares (at cost)	(38.0)	(42.7)
	Treasury stock (at cost)(1)	-	-
	Total Common Shareholders' Equity	4,121.4	3,891.4
	Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$15,882.7	$14,190.0

(1)
At December 31, 2010 and 2009, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 259,222,360 and 240,685,448 were issued as of December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. There were no common shares classified as treasury stock as of December 31, 2010 and 2009.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income ($ in Millions, Except Share Data)

		Years Ended December 31,
		2010	2009	2008
	Revenues:
	Net premiums earned	$3,225.5	$3,111.5	$3,125.1
	Title, escrow, and other fees	348.0	277.4	192.9
	Total premiums and fees	3,573.5	3,388.9	3,318.1
	Net investment income	379.0	383.5	377.3
	Other income	41.0	24.8	28.7
	Total operating revenues	3,993.5	3,797.2	3,724.2
	Realized investment gains (losses):
	From sales	110.3	15.9	(4.1)
	From impairments	(1.2)	(9.5)	(482.3)
	Total realized investment gains (losses)	109.1	6.3	(486.4)
	Total revenues	4,102.7	3,803.6	3,237.7

	Benefits, Claims and Expenses:
	Benefits, claims and settlement expenses	2,253.2	2,591.0	2,700.4
	Dividends to policyholders	12.1	7.8	15.2
	Underwriting, acquisition, and other expenses	1,777.7	1,454.0	1,338.5
	Interest and other charges	32.0	24.2	2.7
	Total expenses	4,075.1	4,077.2	4,056.9
	Income (loss) before income taxes (credits)	27.6	(273.6)	(819.2)

	Income Taxes (Credits):
	Current	(22.6)	56.5	19.4
	Deferred	20.1	(230.9)	(280.3)
	Total	(2.5)	(174.4)	(260.8)

	Net Income (Loss)	$30.1	$(99.1)	$(558.3)

	Net Income (Loss) Per Share:
	Basic:	$.13	$(.42)	$(2.41)
	Diluted:	$.13	$(.42)	$(2.41)

Average shares outstanding:	Basic	241,075,488	235,657,425	231,484,083
	Diluted	241,327,073	235,657,425	231,484,083

	Dividends Per Common Share:
	Cash:	$.69	$.68	$.67

Consolidated Statements of Comprehensive Income

		Years Ended December 31,
		2010	2009	2008
	Net Income (Loss) As Reported	$30.1	$(99.1)	$(558.3)

	Other comprehensive income (loss):
	Post-tax net unrealized gains (losses) on securities	101.7	376.1	(78.1)
	Other adjustments	3.4	19.3	(56.9)
	Net adjustments	105.2	395.4	(135.1)

	Comprehensive Income (Loss)	$135.3	$296.3	$(693.4)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Preferred Stock and Common Shareholders' Equity ($ in Millions)

	Years Ended December 31,
	2010	2009	2008
Convertible Preferred Stock:
Balance, end of year	$-	$-	$-

Common Stock:
Balance, beginning of year	$240.6	$240.5	$232.0
Dividend reinvestment plan	-	-	-
Issuance of shares under stock based compensation plans	.7	-	.2
Issuance of shares	-	-	9.7
Acquisition of subsidiary	17.7	-	-
Treasury stock restored to unissued status	-	-	(1.5)
Balance, end of year	$259.2	$240.6	$240.5

Additional Paid-in Capital:
Balance, beginning of year	$412.4	$405.0	$344.4
Dividend reinvestment plan	.8	.8	.9
Issuance of shares under stock based compensation plans	1.6	.4	2.0
Issuance of shares	-	-	73.1
Acquisition of subsidiary	228.7	-	-
Stock based compensation	4.1	4.9	11.2
ESSOP shares released	1.7	1.1	-
Treasury stock restored to unissued status	-	-	(26.8)
Balance, end of year	$649.6	$412.4	$405.0

Retained Earnings:
Balance, beginning of year	$2,927.3	$3,186.5	$3,900.1
Net income (loss)	30.1	(99.1)	(558.3)
Dividends on common stock: cash	(166.1)	(160.0)	(155.2)
Balance, end of year	$2,791.4	$2,927.3	$3,186.5

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$353.7	$(41.7)	$93.3
Foreign currency translation adjustments	5.5	18.9	(27.1)
Net unrealized gains (losses) on securities, net of tax	101.7	376.1	(78.1)
Net adjustment related to defined benefit pension plans,
net of tax	(2.0)	.3	(29.8)
Balance, end of year	$459.1	$353.7	$(41.7)

Unallocated ESSOP Shares:
Balance, beginning of year	$(42.7)	$(50.0)	$-
Unallocated ESSOP shares issued	-	-	(50.0)
ESSOP shares released	4.6	7.2	-
Balance, end of year	$(38.0)	$(42.7)	$(50.0)

Treasury Stock:
Balance, beginning of year	$-	$-	$(28.3)
Restored to unissued status	-	-	28.3
Balance, end of year	$-	$-	$-

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows ($ in Millions)

Years Ended December 31,
2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$30.1	$(99.1)	$(558.3)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	20.8	18.0	20.3
Premiums and other receivables	81.1	18.5	73.5
Unpaid claims and related items	(372.7)	583.0	769.5
Other policyholders’ benefits and funds	(76.5)	(77.0)	(36.5)
Income taxes	(17.5)	(199.9)	(315.1)
Prepaid federal income taxes	118.5	241.9	73.1
Reinsurance balances and funds	(48.5)	(32.9)	(7.0)
Realized investment (gains) losses	(109.1)	(6.3)	486.4
Accounts payable, accrued expenses and other	91.5	87.0	59.6
Total	(282.2)	532.9	565.6

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	882.0	1,047.6	853.3
Sales	1,055.5	153.9	94.2
Sales of:
Equity securities	116.6	24.9	90.0
Other – net	7.5	5.6	44.2
Cash balances of subsidiaries acquired	17.8	2.4	-
Purchases of:
Fixed maturity securities	(1,556.6)	(1,727.4)	(1,124.6)
Equity securities	(129.4)	-	(111.2)
Other – net	(33.4)	(19.6)	(30.9)
Purchase of a business	-	(6.0)	(4.3)
Net decrease (increase) in short-term investments	140.0	62.3	(427.2)
Other-net	-	(8.4)	9.1
Total	499.8	(464.5)	(607.3)

Cash flows from financing activities:
Issuance of debentures and notes	215.0	576.2	280.0
Issuance of common shares	3.2	1.4	86.1
Redemption of debentures and notes	(218.9)	(472.8)	(110.9)
Issuance of unallocated ESSOP shares	-	-	(50.0)
Dividends on common shares	(166.1)	(160.0)	(155.2)
Purchase of treasury shares	-	-	-
Other-net	(.7)	-	1.6
Total	(167.6)	(55.1)	51.5

Increase (decrease) in cash:	50.0	13.3	9.9
Cash, beginning of year	77.3	63.9	54.0
Cash, end of year	$127.3	$77.3	$63.9

Supplemental cash flow information:
Cash paid during the period for:	Interest	$31.3	$19.1	$3.8
Income taxes	$15.5	$24.3	$53.8
Non-cash transaction:	Purchase consideration for PMA merger	$247.2	$-	$-

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Notes to Consolidated Financial Statements ($ in Millions, Except as Otherwise Indicated)

Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged mainly in the general (property and liability), mortgage guaranty and title insurance businesses. In this report, "Old Republic", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires. The aforementioned insurance segments are organized as the Old Republic General Insurance, Mortgage Guaranty and Title Insurance Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business. Results of a small life and health insurance business are included in the corporate and other caption of this report.

Note 1 - Summary of Significant Accounting Policies - The significant accounting policies employed by Old Republic International Corporation and its subsidiaries are set forth in the following summary.

(a) Accounting Principles - The Company’s insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries operate and maintain their accounts in conformity with accounting practices permitted by various states’ insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices. The statutory accounting requirements vary from the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP") in the following major respects: (1) the costs of selling insurance policies are charged to operations immediately, while the related premiums are taken into income over the terms of the policies; (2) investments in fixed maturity securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value; (3) certain assets classified as "non-admitted assets" are excluded from the balance sheet through a direct charge to earned surplus; (4) changes in allowed deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement; (5) mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus whereas, GAAP does not allow provisions for future catastrophic losses; (6) title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year’s premiums written; (7) certain required formula-derived reserves for general insurance in particular are established for claim reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus; and (8) surplus notes are classified as equity. In consolidating the statutory financial statements of its insurance subsidiaries, the Company has therefore made necessary adjustments to conform their accounts with GAAP. The following table reflects a summary of all such adjustments:

	Shareholders’ Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2010	2009	2010		2009	2008
Statutory totals of insurance
company subsidiaries:
General	$2,819.1	$2,383.2	$255.6	(a)	$203.9	$(63.9)
Mortgage Guaranty	344.5	332.0	(196.3)		(474.8)	(595.6)
Title	213.0	183.7	14.6		(9.7)	(9.4)
Life & Health	70.3	68.8	4.3		5.9	3.0
Sub-total	3,446.9	2,967.7	78.2		(274.7)	(665.9)
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	179.5	269.8	(41.2)		(24.6)	(148.1)
Unadjusted totals	3,626.6	3,237.7	36.8		(299.2)	(814.2)

Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	224.6	200.9	(19.8)		(19.5)	(19.7)
Fair value of fixed maturity securities	438.5	424.3	-		-	-
Non-admitted assets	85.4	56.5	-		-	-
Deferred income taxes	(196.0)	(292.3)	49.8		216.3	256.4
Mortgage contingency reserves	184.6	392.9	-		-	-
Title unearned premiums	345.8	339.0	6.7		2.9	(20.0)
Loss reserves	(240.7)	(242.6)	(21.7)		.5	11.1
Surplus notes	(340.0)	(315.0)	-		-	-
Sundry adjustments	(7.8)	89.5	(21.6)		(.4)	28.1
Total adjustments	494.7	653.6	(6.6)		200.0	256.1
Consolidated GAAP totals	$4,121.4	$3,891.4	$30.1		$(99.1)	$(558.3)

(a)	Includes the effect of PMA Capital Corporation's statutory results from the date of acquisition through year-end, excluding adjustments to conform to Old Republic's accounting policies.

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

The accompanying financial statements incorporate a new pronouncement which modifies current accounting guidance governing consolidation of variable interest entities, effective January 1, 2010. The Company's adoption of this pronouncement had no effect on the conduct of its business and did not materially affect its reported financial condition or net income (loss).

Effective October 1, 2010, Old Republic acquired PMA Capital Corporation ("PMA"), an insurance holding company with interests in the commercial property and liability insurance field. Accordingly, operating results, acquired assets, and assumed liabilities associated with PMA's business are included in the Company's financial statements from that date forward. (See Note 8.)

(c) Statement Presentation - Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

(d) Investments - The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2010 and 2009, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company’s estimate of OTTI is insufficient at any point in time, future periods’ net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized $1.2, $9.5 and $482.3 of OTTI adjustments for the years ended December 31, 2010, 2009 and 2008, respectively.

During 2009, the Company adopted new accounting pronouncements that provide additional technical guidance to the application of fair value measurements, and modify the recognition and presentation requirements of OTTI adjustments relating to debt securities. The necessary effects of these pronouncements have been reflected in this report.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities:
December 31, 2010:
U.S. & Canadian Governments	$1,366.1	$57.6	$4.3	$1,419.4
Tax-exempt	1,391.0	69.2	.4	1,459.8
Corporate	5,313.2	360.2	20.5	5,652.9
	$8,070.4	$487.0	$25.3	$8,532.2

December 31, 2009:
U.S. & Canadian Governments	$937.4	$39.6	$3.0	$974.0
Tax-exempt	2,209.3	135.0	.3	2,344.0
Corporate	4,749.4	273.2	14.0	5,008.7
	$7,896.2	$448.0	$17.4	$8,326.8

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Fixed Maturity Securities:
Due in one year or less	$844.8	$855.9
Due after one year through five years	4,211.1	4,435.7
Due after five years through ten years	2,791.8	3,025.7
Due after ten years	222.6	214.6
	$8,070.4	$8,532.2

Bonds and other investments with a statutory carrying value of $485.3 as of December 31, 2010 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $245.4 and $317.3 at December 31, 2010 and 2009, respectively, follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2010	$402.8	$271.7	$2.2	$672.4

December 31, 2009	$357.5	$159.0	$13.7	$502.9

The following table reflects the Company’s gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing fair value comparisons with an issuer’s adjusted cost at December 31, 2010 and 2009:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:
Fixed Maturity Securities:
U.S. & Canadian Governments	$318.7	$4.3	$-	$-	$318.7	$4.3
Tax-exempt	14.2	.4	-	-	14.2	.4
Corporate	729.5	19.3	26.0	1.2	755.5	20.5
Subtotal	1,062.4	24.1	26.0	1.2	1,088.5	25.3
Equity Securities	6.3	-	96.7	2.1	103.0	2.2
Total	$1,068.8	$24.1	$122.7	$3.4	$1,191.6	$27.5

December 31, 2009:
Fixed Maturity Securities:
U.S. & Canadian Governments	$307.1	$3.0	$-	$-	$307.1	$3.0
Tax-exempt	13.9	.2	3.1	-	17.1	.3
Corporate	302.5	5.1	139.3	8.9	441.8	14.0
Subtotal	623.6	8.4	142.5	8.9	766.1	17.4
Equity Securities	1.2	.2	99.5	13.4	100.8	13.7
Total	$624.9	$8.6	$242.1	$22.4	$867.0	$31.1

At December 31, 2010, the Company held 283 fixed maturity and 3 equity securities in an unrealized loss position, representing 13.5% as to fixed maturities and 7.1% as to equity securities of the total number of such issues it held. At December 31, 2009, the Company held 155 fixed maturity and 5 equity securities in an unrealized loss position, representing 7.5% as to fixed maturities and 31.3% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 5 and 35 fixed maturity securities and 2 and 3 equity securities, had been in a continuous unrealized loss position for more than 12 months as of December 31, 2010 and 2009, respectively. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue holding and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures. The Company has not sold nor does it expect to sell investments for purposes of generating cash to pay claim or expense obligations.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. A fair value hierarchy is established that prioritizes the sources ("inputs") used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1); observable inputs based on corroboration with available market data (Level 2); and unobservable inputs based on uncorroborated market data or a reporting entity’s own assumptions (Level 3). Following is a description of the valuation methodologies and general classification used for securities measured at fair value.

The Company uses quoted values and other data provided by a nationally recognized independent pricing source as inputs into its quarterly process for determining fair values of its fixed maturity and equity securities. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (ii) comparing the fair value estimates to its knowledge of the current market and to independent fair value estimates provided by the investment custodian. The independent pricing source obtains market quotations and actual transaction prices for securities that have quoted prices in active markets and uses its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, certain U.S. and Canadian government agency securities, and a restricted publicly traded common stock. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs during the years ended December 31, 2010 or 2009.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

	Fair value measurements as of December 31, 2010:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$483.9	$935.4	$-	$1,419.4
Tax-exempt	-	1,459.8	-	1,459.8
Corporate	-	5,622.2	30.6	5,652.9
Equity securities	525.0	145.0	2.4	672.4
Short-term investments	$998.6	$-	$5.4	$1,004.0

	Fair value measurements as of December 31, 2009:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$341.4	$632.5	$-	$974.0
Tax-exempt	-	2,344.0	-	2,344.0
Corporate	-	4,988.2	20.5	5,008.7
Equity securities	373.7	128.9	.2	502.9
Short-term investments	$820.8	$-	$5.9	$826.7

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders’ equity. At December 31, 2010, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

	Years Ended December 31,
	2010	2009	2008
Investment income from:
Fixed maturity securities	$368.5	$368.6	$345.2
Equity securities	9.0	7.4	13.3
Short-term investments	1.5	5.4	16.5
Other sources	3.9	4.9	5.6
Gross investment income	383.1	386.5	380.8
Investment expenses (a)	4.1	3.0	3.4
Net investment income	$379.0	$383.5	$377.3

Realized gains (losses) on:
Fixed maturity securities:
Gains	$80.4	$4.4	$4.6
Losses	(1.2)	(1.7)	(41.2)
Net	79.1	2.6	(36.5)

Equity securities & other long-term investments	29.9	3.7	(449.8)
Total	109.1	6.3	(486.4)
Income taxes (credits)(b)	38.2	(51.7)	(116.1)
Net realized gains (losses)	$70.8	$58.1	$(370.2)
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$30.2	$408.0	$(49.7)
Less: Deferred income taxes (credits)	10.4	142.7	(17.5)
Net changes in unrealized investment gains (losses)	$19.7	$265.2	$(32.1)

Equity securities & other long-term investments	$126.1	$170.6	$(70.6)
Less: Deferred income taxes (credits)	44.2	59.6	(24.6)
Net changes in unrealized investment gains (losses)	$81.9	$110.9	$(45.9)

(a)	Investment expenses consist of personnel costs, investment management and custody service fees as well as a negligible amount of interest incurred on funds held.
(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

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

Substantially all of the Company’s mortgage guaranty premiums stem from monthly installment policies. Such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Recognition of normal or catastrophic claim costs, however, occurs only upon an instance of default, defined as the occurrence of two or more consecutively missed monthly payments. Accordingly, there is a risk that GAAP revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and most significantly, future catastrophic loss occurrences for which current reserve provisions are not permitted. As a result, mortgage guaranty GAAP earnings for any individual year or series of years may be materially adversely affected, particularly by cyclical catastrophic loss events such as the mortgage insurance industry has experienced since mid year 2007. Reported GAAP earnings and financial condition form, in part, the basis for significant judgments and strategic evaluations made by management, analysts, investors, and other users of the financial statements issued by mortgage guaranty companies. The risk exists that such judgments and evaluations are at least partially based on GAAP financial information that does not match revenues and expenses and is therefore not reflective of the long-term normal and catastrophic risk exposures assumed by mortgage guaranty insurers at any point in time.

During 2010 and 2009, Old Republic’s mortgage guaranty subsidiaries negotiated the terminations of various captive reinsurance and pool insurance contracts. From a financial accounting standpoint, premiums obtained upon terminations of captive reinsurance agreements are recognized as income when they are received rather than being deferred to future periods when the related claim costs are expected to arise. While terminations of pool insurance contracts cause a reduction of incurred claims due to the positive effect of reserves released, greater cash outflows ensue. Taken together, these terminations had the following effects on key elements of reported results and operating cash flows.

	Years Ended December 31,
	2010	2009
Increase in net premiums earned	$13.6	$82.5
Reduction in incurred claim costs	51.8	-
Increase in pretax operating income (loss)	$65.4	$79.4
Effect on operating cash flows	$(173.2)	$78.4

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represented 36% of 2010, 39% of 2009, and 37% of 2008 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues were produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The Company is currently evaluating authoritative guidance ratified by the FASB in October, 2010 which limits the capitalization of acquisition costs to those that are incrementally or directly related to the successful acquisition of new or renewal insurance contracts. At this time, Old Republic does not expect the impact of such guidance to have a material effect on its consolidated financial statements.

The following table summarizes deferred policy acquisition costs and related data for the years shown:

	Years Ended December 31,
	2010	2009	2008
Deferred, beginning of year	$206.9	$222.8	$246.5
Value of business acquired pursuant to PMA merger	43.7	-	-
Acquisition costs deferred:
Commissions – net of reinsurance	142.5	145.4	165.0
Premium taxes	68.5	74.9	80.8
Salaries and other marketing expenses	86.9	77.3	88.3
Sub-total	297.9	297.7	334.2
Amortization charged to income	(318.1)	(313.6)	(357.8)
Change for the year	(20.2)	(15.9)	(23.6)
Deferred, end of year	$230.6	$206.9	$222.8

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2010 and 2009, unearned premiums consisted of the following:

	December 31,
	2010	2009
General Insurance Group	$1,167.8	$962.7
Mortgage Guaranty Group	64.5	75.4
Total	$1,232.4	$1,038.1

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

Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a reevaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted. Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since the final quarter of 2001 black lung claims filed or refiled pursuant to these revised regulations have increased, though the volume of new claim reports has abated in recent years. In March 2010, federal regulations were revised once again as part of the Patient Protection and Affordability Act that reinstates two provisions that potentially benefit claimants. In response to this most recent legislation and similar to the 2001 change, black lung claims filed or refiled have again increased.The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience as well as assumptions relative to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented through the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot as yet be estimated with reasonable certainty.

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries’ net retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2010, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2010 and 2009, Old Republic’s aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $195.7 and $172.8 gross, respectively, and $144.9 and $136.9 net of reinsurance, respectively. Old Republic’s average five year survival ratios stood at 5.9 years (gross) and 10.0 years (net of reinsurance) as of December 31, 2010 and 5.7 years (gross) and 10.0 years (net of reinsurance) as of December 31, 2009. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

Mortgage guaranty insurance reserves for unpaid claims and claim adjustment expenses are recognized only upon an instance of default, defined as an insured mortgage loan that has missed two or more consecutive monthly payments. Loss reserves are therefore based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported ("IBNR"). Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions. Historically coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with terms of the master policy have not been material; however, they have increased significantly since early 2008.

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

The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the years shown:

Years Ended December 31:	2010	2009	2008
Gross reserves at beginning of year	$7,915.0	$7,241.3	$6,231.1
Less: reinsurance losses recoverable	2,316.5	2,227.0	1,984.7
Net reserves at beginning of year:
General Insurance	3,334.2	3,326.9	3,279.7
Mortgage Guaranty	1,965.4	1,382.6	644.9
Title Insurance	277.1	282.4	296.9
Other	21.5	22.2	24.7
Sub-total	5,598.5	5,014.2	4,246.3
Net reserves acquired pursuant to PMA merger (c)	643.2	-	-
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,426.3	1,409.2	1,520.1
Mortgage Guaranty	781.4	1,284.0	1,199.5
Title Insurance	83.4	63.6	46.3
Other	44.4	36.4	41.9
Sub-total	2,335.6	2,793.3	2,807.8
Change in provision for insured events of prior years:
General Insurance	(76.6)	(56.8)	(83.0)
Mortgage Guaranty(a)	(15.2)	(149.9)	(18.7)
Title Insurance	13.4	6.7	(0.6)
Other	(3.2)	(1.3)	(3.8)
Sub-total	(81.5)	(201.3)	(106.1)
Total incurred claims and claim adjustment expenses(a)	2,254.1	2,592.0	2,701.6
Total increase	2,897.3	2,592.0	2,701.6
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	593.2	498.6	549.0
Mortgage Guaranty(a)	52.3	7.8	59.8
Title Insurance	7.2	7.1	5.4
Other	33.0	25.8	30.3
Sub-total	685.9	539.3	644.5
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	805.8	846.4	840.8
Mortgage Guaranty(a)	1,056.1	543.5	383.2
Title Insurance	68.7	68.5	54.8
Other	9.6	9.9	10.2
Sub-total	1,940.4	1,468.3	1,289.0
Total payments	2,626.4	2,007.7	1,933.5
Amount of reserves for unpaid claims and claim adjustment
expenses at the end of each year, net of reinsurance
losses recoverable:(b)
General Insurance	3,928.1	3,334.3	3,326.9
Mortgage Guaranty	1,623.0	1,965.4	1,382.6
Title Insurance	298.0	277.1	282.4
Other	20.0	21.5	22.2
Sub-total	5,869.3	5,598.5	5,014.2
Reinsurance losses recoverable	2,945.3	2,316.5	2,227.0
Gross reserves at end of year	$8,814.6	$7,915.0	$7,241.3

(a)
In common with all other insurance lines, mortgage guaranty paid and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. Claims not paid by virtue of coverage rescissions and claims denials amounted to $748.8, $719.5 and $211.0 for 2010, 2009, and 2008, respectively. In a similar vein, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves shown in the following table and entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denials. The effect of changes in anticipated coverage rescissions and claims denials on period end loss reserve estimates resulted in an increase (decrease) to incurred losses of $1,001.9, ($881.9) and ($830.5) for the years ended December 31, 2010, 2009 and 2008, respectively. The significant decline of $149.9 in 2009 for prior years’ mortgage guaranty incurred claim provisions resulted mostly from greater than anticipated coverage rescissions and claim denials.

	2010	2009	2008
Net reserve increase(decrease):
General Insurance(*)	$593.8	$7.4	$47.2
Mortgage Guaranty	(342.3)	582.8	737.7
Title Insurance	20.8	(5.3)	(14.5)
Other	(1.4)	(.7)	(2.5)
Total	$270.8	$584.3	$768.0

(*) Includes reserves of $638.8 at December 31, 2010 assumed in conjunction with the PMA merger.

(b)	Year end net IBNR reserves carried in each segment were as follows:

	2010	2009	2008
General Insurance(**)	$1,905.1	$1,621.6	$1,583.8
Mortgage Guaranty	46.2	39.7	33.0
Title Insurance	216.5	191.3	200.7
Other	5.0	9.4	9.0
Total	$2,172.9	$1,862.0	$1,826.5

(**) Includes reserves of $347.7 at December 31, 2010 assumed in conjunction with the PMA merger.

(c)	Represents PMA reserves at October 1, 2010, net of reinsurance losses recoverable of $834.9.

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced average favorable annual developments of 2.7%. The Company believes that the factors most responsible, in varying and continually changing degrees, for reserve redundancies or deficiencies include, as to mortgage guaranty and the CCI coverage, differences in originally estimated salvage and subrogation recoveries, sales and prices of homes that can impact claim costs upon the disposition of foreclosed properties, changes in regional or local economic conditions and employment levels, greater numbers of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported. As to many general insurance coverages, changes in reserve adequacy or deficiency result from the effect of reserve discounts applicable to workers’ compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

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

The provision for combined current and deferred income taxes (credits) reflected in the consolidated statements of income does not bear the usual relationship to income before income taxes (credits) as the result of permanent and other differences between pretax income or loss and taxable income or loss determined under existing tax regulations. The more significant differences, their effect on the statutory income tax rate (credit), and the resulting effective income tax rates (credits) are summarized below:

	Years Ended December 31,
	2010	2009	2008
Statutory tax rate (credit)	35.0%	(35.0)%	(35.0)%
Tax rate increases (decreases):
Tax-exempt interest	(70.6)	(9.0)	(3.1)
Dividends received exclusion	(8.8)	(.6)	(.4)
Valuation allowance (see below)	14.1	(19.8)	6.6
Other items - net	21.1	.6	.1
Effective tax rate (credit)	(9.2)%	(63.8)%	(31.8)%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

	December 31,
	2010	2009	2008
Deferred Tax Assets:
Losses, claims, and settlement expenses	$225.8	$209.1	$200.7
Pension and deferred compensation plans	67.4	47.7	46.5
Impairment losses on investments	90.5	127.6	124.5
Net operating loss carryforward	75.6	.5	-
Other timing differences	65.5	32.6	31.5
Total deferred tax assets before valuation allowance	525.0	417.5	403.4
Valuation allowance	(13.5)	-	(54.0)
Total deferred tax assets	511.4	417.5	349.4
Deferred Tax Liabilities:
Unearned premium reserves	25.1	27.8	23.3
Deferred policy acquisition costs	74.8	67.2	73.5
Mortgage guaranty insurers' contingency reserves	63.5	136.1	301.1
Fixed maturity securities adjusted to cost	9.3	6.0	7.2
Net unrealized investment gains	269.4	202.5	1.1
Title plants and records	4.9	5.0	5.0
Other timing differences	18.7	20.4	15.3
Total deferred tax liabilities	466.0	465.1	426.7
Net deferred tax assets (liabilities)	$45.3	$(47.5)	$(77.3)

At December 31, 2010, the Company had a net operating loss ("NOL") carryforward of $216.0 which will expire in years 2020 through 2030 and a $9.6 tax credit carryforward primarily related to alternative minimum tax credits, which does not expire. Approximately $156.8 of the NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code. The NOL carryforward, which produces a deferred tax asset of $75.6, will be applied to reduce future years taxable income of the Company.

A valuation allowance of $54.0 was established against a deferred tax asset related to the Company’s realized losses on investments at December 31, 2008. During 2009, this valuation allowance was eliminated following an increase in the fair value of the Company’s investment portfolio which continued through 2010. In valuing the deferred tax asset, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities and the impact of available carryback and carryforward periods.  During 2010, it was management's assessment that it was more likely than not that a portion of the gross deferred tax asset related to the NOL ($3.8) and all of the deferred tax assets related to the tax credit carryforward ($9.6) would not be realized.

Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The tax benefits obtained from such deductions must, however, be invested in a special type of non-interest bearing U.S. Treasury Tax and Loss Bonds which aggregated $102.9 at December 31, 2010. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. During 2010, the Company released contingency reserves of $457.7 and consequently, $33.1 of U.S. Treasury Tax and Loss Bonds were redeemed in 2010 and $101.2 are to be redeemed during the first quarter of 2011. In addition, $179.9 of U.S. Treasury Tax and Loss Bonds were redeemed in 2010 relating to contingency reserve releases recorded in 2009. Purchases of U.S. Tax and Loss Bonds were $94.4 during 2010.

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views potential income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company’s statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. Examinations of the Company’s consolidated Federal income tax returns through year-end 2006 have been completed and no significant adjustments have resulted. The Company classifies interest and penalties as income tax expense in the consolidated statement of income.

(k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $18.2, $15.2 and $17.9 in 2010, 2009, and 2008, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(m) Goodwill and Intangible Assets - Goodwill resulting from business combinations is no longer amortizable against operations but must be tested annually for possible impairment of its continued value ($171.1, including $3.3 of goodwill associated with the PMA merger discussed in Note 8, and $167.8 at December 31, 2010 and 2009, respectively). Intangible assets of $30.4 were also established during 2010 as a result of the PMA merger. Intangible assets with definitive lives are amortized against future operating results; whereas indefinite-lived intangibles are tested annually for impairment. No impairment charges were required for any period presented.

(n) Employee Benefit Plans – As of December 31, 2010, the Company has four pension plans covering a portion of its work force. The four plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan), the Old Republic National Title Group Pension Plan (the Title Plan), and effective October 1, 2010, the PMA Capital Corporation Pension Plan (the PMA Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. With the exception of the PMA Plan, these plans have been closed to new participants since December 31, 2004. The PMA Plan was frozen as of December 31, 2005. Under the terms of the freeze, eligible employees retained all of their rights under the plan that they had vested as of December 31, 2005. All plan assets and liabilities are measured as of December 31 of the years presented.

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

The changes in the projected benefit obligation are as follows:

	Years Ended December 31,
	2010	2009	2008

Projected benefit obligation at beginning of year	$285.8	$263.1	$242.0
Increases (decreases) during the year attributable to:
Projected benefit obligation acquired pursuant to PMA merger	101.2	-	-
Service cost	8.0	7.9	7.9
Interest cost	18.0	15.9	15.3
Actuarial (gains) losses	23.6	8.0	8.6
Benefits paid	(11.5)	(10.3)	(10.8)
Change in plan provision	-	1.2	-
Net increase (decrease) for the year	139.3	22.7	21.0
Projected benefit obligation at end of year	$425.2	$285.8	$263.1

The changes in the fair value of net assets available for plan benefits are as follows:

	Years Ended December 31,
	2010	2009	2008
Fair value of net assets available for plan benefits
At beginning of the year	$209.1	$193.0	$219.9
Increases (decreases) during the year attributable to:
Fair value of net assets acquired pursuant to PMA merger	64.1	-	-
Actual return on plan assets	32.4	20.6	(20.1)
Sponsor contributions	2.9	5.8	4.0
Benefits paid	(11.5)	(10.3)	(10.8)
Administrative expenses	-	-	-
Net increase (decrease) for year	88.0	16.1	(26.9)
Fair value of net assets available for plan benefits
At end of the year	$297.1	$209.1	$193.0

The components of aggregate annual net periodic pension costs consisted of the following:

	Years Ended December 31,
	2010	2009	2008
Service cost	$8.0	$7.9	$7.9
Interest cost	18.0	15.9	15.3
Expected return on plan assets	(17.5)	(15.5)	(16.6)
Recognized loss	4.8	4.5	.7
Net cost	$13.3	$12.8	$7.4

The pretax amounts recognized in other comprehensive income consist of the following:

	Years Ended December 31,
	2010	2009	2008
Amounts arising during the period:
Net recognized gain (loss)	$(8.6)	$(3.0)	$(45.3)
Net prior service cost	-	(1.2)	-
Reclassification adjustment to components
of net periodic pension cost:
Net recognized loss	4.6	4.5	.7
Net prior service cost	.1	-	-
Net pretax amount recognized	$(3.8)	$.3	$(44.6)

The amounts included in accumulated other comprehensive income that have not yet been recognized as components of net periodic pension cost consist of the following:

	As of December 31,
	2010	2009
Net recognized loss	$(76.9)	$(72.9)
Net prior service cost	(1.0)	(1.2)
Total	$(78.0)	$(74.1)

The amounts included in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost during 2011 consist of the following:
As of
December 31,
2010

Net recognized loss	$6.0
Net prior service cost	.1
Total	$6.2

The projected benefit obligations for the plans were determined using the following weighted-average assumptions:
	As of December 31,
	2010	2009
Settlement discount rates	5.46%	5.98%
Rates of compensation increase	4.25%	4.25%

The net periodic benefit cost for the plans were determined using the following weighted-average assumptions:

	As of December 31,
	2010	2009	2008
Settlement discount rates	5.82%	6.20%	6.50%
Rates of compensation increase	4.25%	4.25%	4.25%
Long-term rates of return on plans’ assets	7.95%	7.84%	7.83%

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

The accumulated benefit obligation for the plans was $394.6 and $256.5 for the 2010 and 2009 plan years, respectively.

The following information is being provided for plans with projected benefit obligations in excess of plan assets:

	As of December 31,
	2010	2009
Projected benefit obligations	$425.2	$285.8
Fair value of plan assets	$297.1	$209.1

The following information is being provided for plans with accumulated benefit obligations in excess of plan assets:
	As of December 31,
	2010	2009
Projected benefit obligations	$425.2	$285.8
Accumulated benefit obligations	394.6	256.5
Fair value of plan assets	$297.1	$209.1

The benefits expected to be paid as of December 31, 2010 for the next 10 years are as follows: 2011: $16.6; 2012: $18.1; 2013: $19.7; 2014: $21.5; 2015: $23.0 and for the five years after 2015: $139.9.

The Companies made cash contributions of $2.9 to their pension plans in 2010 and expect to make cash contributions of approximately $19.5 in calendar year 2011.

The investment policy of the Plans is to consider the matching of assets and liabilities, appropriate risk aversion, liquidity needs, the preservation of capital, and the attainment of modest growth. The weighted-average asset allocations of the Plans are as follows:

	As of December 31,		Investment Policy Asset
	2010	2009	Allocation % Range Target
Equity securities:
Common shares of Company stock	10.4%	11.0%
Other	47.2	45.1
Sub-total	57.6	56.1	30% to 70%
Fixed maturity securities	31.6	35.7	30% to 70%
Other	10.8	8.2	1% to 20%
Total	100.0%	100.0%

The Plans use quoted values and other data provided by the respective investment custodians as inputs for determining fair value of debt and equity securities. The custodians obtain market quotations and actual transaction prices for securities that have quoted prices in active markets and uses its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the investment custodian uses observable inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.

The following tables present a summary of the Plans’ assets segregated among the various input levels described in Note 1(d).

	Fair value measurements as of December 31, 2010:
	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$31.0	$-	$-	$31.0
Other	125.0	15.1	-	140.2
Sub-total	156.1	15.1	-	171.2
Fixed maturity securities	19.6	74.2	-	93.8
Other	5.7	12.7	13.5	32.0
Total	$181.5	$102.0	$13.5	$297.1

	Fair value measurements as of December 31, 2009:
	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$22.9	$-	$-	$22.9
Other	80.3	14.0	-	94.4
Sub-total	103.2	14.0	-	117.3
Fixed maturity securities	-	74.6	-	74.6
Other	4.9	3.2	9.0	17.1
Total	$108.2	$91.8	$9.0	$209.1
Level 1 assets include publicly traded common stocks, mutual funds and certain short-term investments. Level 2 assets generally include corporate and government agency bonds, common collective trusts, and a limited partnership investment. Level 3 assets primarily consist of an immediate participation guaranteed fund. There were no significant changes in the fair value of the guaranteed fund during the year ended December 31, 2010.

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

	Years Ended December 31,
	2010	2009	2008
Employees Savings and Stock Ownership Plan	$6.3	$5.4	$2.4
Other profit sharing plans	7.3	5.9	6.3
Cash and deferred incentive compensation	$17.8	$16.0	$16.4

The Company sponsors an Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. Current Company contributions are directed to the open market purchase of its shares. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. As of December 31, 2010, there were 15,277,167 Old Republic common shares owned by the ESSOP, of which 10,586,583 were allocated to employees’ account balances. There are no repurchase obligations in existence. See Note 3(b).

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($563.1 and $428.1 at December 31, 2010 and 2009, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

		Years Ended December 31,
		2010	2009	2008
	Numerator:
	Net income (loss)	$30.1	$(99.1)	$(558.3)
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	30.1	(99.1)	(558.3)
	Adjustment for interest expense incurred on
	assumed conversions of convertible senior notes	-	-	-
	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$30.1	$(99.1)	$(558.3)

	Denominator:
	Denominator for basic earnings per share -
	weighted-average shares (a)	241,075,488	235,657,425	231,484,083
	Effect of dilutive securities - stock based compensation awards	251,585	-	-
	Effect of dilutive securities - convertible senior notes	-	-	-
	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)	241,327,073	235,657,425	231,484,083
Earnings per share:	Basic	$.13	$(.42)	$(2.41)
	Diluted	$.13	$(.42)	$(2.41)

	Anti-dilutive common stock equivalents
	excluded from earning per share computations:
	Stock based compensation awards	14,528,515	15,781,176	15,279,782
	Convertible senior notes	27,473,871	27,452,271	-
	Total	42,002,386	43,233,447	15,279,782

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

(r) Stock Based Compensation - As periodically amended, the Company has had a stock option plan in effect for certain eligible key employees since 1978. Under the current plan amended in 2010, the maximum number of common shares available for 2010 and future years' grants has been set at 14.5 million through 2016. The exercise price of stock options is equal to the closing market price of the Company’s common stock on the date of grant, and the contractual life of the grant is generally ten years from the date of the grant. Options granted in 2001 and prior years may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant, and cumulatively, to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. Options granted in 2002 and thereafter may be exercised to the extent of 10% of the number of shares covered thereby as of December 31st of the year of the grant and, cumulatively, to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively. Options granted to employees who meet certain retirement eligibility provisions become fully vested upon retirement.

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

	2010	2009	2008
Stock based compensation expense	$3.2	$4.9	$8.0
Income tax benefit	$1.1	$1.7	$2.8

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton Model. The following table presents the assumptions used in the Black-Scholes Model for the awards granted during the periods presented, inclusive of replacement options issued pursuant to the PMA merger. Expected volatilities are based on the historical experience of Old Republic’s common stock. The expected term of stock options represents the period of time that stock options granted are assumed to be outstanding. The Company uses historical data to estimate the effect of stock option exercise and employee departure behavior; groups of employees that have similar historical behavior are considered separately for valuation purposes. The risk-free rate of return for periods within the contractual term of the share option is based on the U.S. Treasury rate in effect at the time of the grant.

	2010	2009	2008
Expected volatility	.34	.28	.21
Expected dividends	5.63%	7.74%	6.29%
Expected term (in years)	5	7	7
Risk-free rate	2.11%	2.56%	3.05%

A summary of stock option activity under the plan as of December 31, 2010, 2009 and 2008, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	15,781,176	$17.49	15,279,782	$17.81	14,570,577	$18.12
Issuance of options pursuant to
PMA merger	471,279	14.85
Granted	747,000	12.08	989,250	10.48	1,505,000	12.94
Exercised	341,057	6.79	71,493	6.79	222,795	10.21
Forfeited and canceled	97,915	17.48	416,363	14.28	573,000	15.82
Outstanding at end of year	16,560,483	17.39	15,781,176	17.49	15,279,782	17.81

Exercisable at end of year	13,672,002	$18.09	11,892,055	$17.77	10,311,431	$17.21

Weighted average fair value of
options granted during the year (a)	$ 2.22	per share	$ 1.05	per share	$ 1.18	per share

(a) Based on the Black-Scholes option pricing model and the assumptions outlined above; 2010 includes the impact of replacement options issued pursuant to the PMA merger.

A summary of stock options outstanding and exercisable at December 31, 2010 follows:

		Options Outstanding			Options Exercisable
			Weighted - Average			Weighted
	Year(s)	Number	Remaining			Average
	Of	Out-	Contractual	Exercise	Number	Exercise
Ranges of Exercise Prices	Grant	Standing	Life	Price	Exercisable	Price
$14.36	2001	1,170,152	0.25	$14.36	1,170,152	$14.36
$16.85	2002	1,443,813	1.25	16.85	1,443,813	16.85
$14.37	2003	1,448,191	2.25	14.37	1,448,191	14.37
$19.32 to $20.02	2004	2,215,373	3.25	19.33	2,215,373	19.33
$18.41 to $20.87	2005	1,888,736	4.25	18.44	1,888,736	18.44
$21.36 to $22.35	2006	2,415,575	5.25	21.99	2,415,575	21.99
$21.78 to $23.16	2007	2,272,875	6.25	21.78	1,627,799	21.78
$ 7.73 to $12.95	2008	1,502,700	7.25	12.94	671,866	12.94
$10.48	2009	984,789	8.25	10.48	244,518	10.48
$12.08	2010	747,000	9.25	12.08	74,700	12.08
$10.51 to $36.36	2010(a)	471,279	3.25	14.85	471,279	14.85
Total		16,560,483		$17.39	13,672,002	$18.09

(a) Represents the replacement options issued pursuant to the PMA merger.

Pursuant to the Company’s self-imposed limits, the maximum number of options available for future issuance as of December 31, 2010, is 13,753,000 shares.

As of December 31, 2010, there was $1.3 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2010	2009	2008
Cash received from stock option exercise	$2.3	$.5	$2.2
Intrinsic value of stock options exercised	1.7	.3	.9
Actual tax benefit realized for tax deductions from stock options exercised	$.6	$.1	$.3

During 2010's fourth quarter, the Company issued 371,212 shares of restricted common stock to certain employees valued at $4.9 and vesting over 4.5 years. During the vesting period, restricted shares are nontransferable and subject to forfeiture, but are entitled to all of the other rights of outstanding shares. Compensation expense for restricted stock awards is recognized over the vesting period of the award and was immaterial for the year ended December 31, 2010.

Note 2 - Debt – Consolidated debt of Old Republic and its subsidiaries is summarized below:

On April 29, 2009, the Company completed a public offering of $316.25 aggregate principal amount of Convertible Senior Notes. The notes bear interest at a rate of 8.0% per year, mature on May 15, 2012, and are convertible at any time prior to maturity by the holder into 86.8056 shares (subject to periodic adjustment under certain circumstances) of common stock per one thousand dollar note.

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
8% Convertible Senior Notes due 2012	$316.2	$399.2	$316.2	$358.9
ESSOP debt with an average yield of 3.77%
and 3.85%, respectively, (Note 3(b))	25.8	25.8	27.9	27.9
Junior subordinated debt due 2033 - 2037
with average yields of 4.34% to 8.29%	62.5	62.5	-	-
8.5% Senior Notes due 2018	56.4	56.4	-	-
Surplus notes due 2035 with an average yield of 4.79%	10.0	10.0	-	-
Other miscellaneous debt	4.0	4.0	2.5	2.5
Total debt	$475.0	$558.1	$346.7	$389.4

The Company currently has access to the commercial paper market for up to $150.0.

Scheduled maturities of the above debt at December 31, 2010 are as follows: 2011: $3.3; 2012: $319.8; 2013: $3.6; 2014: $4.2; 2015: $3.3; 2016 and after: $139.1. During 2010, 2009 and 2008, $31.9, $22.2 and $3.8, respectively, of interest expense on debt was charged to consolidated operations.

Note 3 - Shareholders' Equity

(a) Preferred Stock - The following table shows certain information pertaining to the Company's preferred shares issued and outstanding:

Convertible
Preferred Stock Series:	Series G(a)
Annual cumulative dividend rate per share	$ (a)
Conversion ratio of preferred into common shares	1 for .95
Conversion right begins	Anytime
Redemption and liquidation value per share	(a)
Redemption beginning in year	(a)
Total redemption value (millions)	(a)
Vote per share	one
Shares outstanding:
December 31, 2009	0
December 31, 2010	0

(a)
The Company has authorized up to 1,000,000 shares of Series G Convertible Preferred Stock for issuance pursuant to the Company's Stock Option Plan. Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 2010, the annual dividend rate would have been 34 cents per share. Each share of Series G is convertible at any time, after being held six months, into .95 shares of Common Stock. Unless previously converted, Series G shares may be redeemed at the Company's sole option five years after their issuance.

(b) Common Stock - At December 31, 2010, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. In August 2008, the Company cancelled 1,566,100 common shares previously reported as treasury stock and restored them to unissued status; this had no effect on total shareholders’ equity or the financial position of the Company.

During the final quarter of 2008, the Company issued 9,738,475 shares of its common stock for an aggregate consideration of $82.8 based on market quotations at date of issuance. Of this amount, $50.0 (5,488,475 shares) was acquired by the Old Republic Employees Savings and Stock Ownership Plan ("ESSOP"), and $32.8 (4,250,000 shares) by the Company’s three pension plans and its mutual insurance affiliate.

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

Old Republic issued 17,754,047 shares of its common stock with a fair value of $245.8 during the fourth quarter 2010 as part of the consideration transferred in the acquisition of PMA Capital Corporation.

(c) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year end 2010 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2011 without the prior approval of appropriate regulatory authorities is approximately $306.5. Dividends declared during 2010, 2009 and 2008, to the Company by its subsidiaries amounted to $181.1, $181.5 and $191.2, respectively.

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

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $4.9 for workers' compensation; $2.8 for commercial auto liability; $2.8 for general liability; $8.0 for executive protection (directors & officers and errors & omissions); $2.0 for aviation; and $2.8 for property coverages. Roughly 17% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is approximately (in whole dollars) $38,100 per insured loan. Title insurance risk assumptions are currently limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0.

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

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the "TRIREA"). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the "TRIPRA"), a seven year extension through December 2014. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owner’s multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it does include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program’s protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses of $100 billion in the aggregate during any one year. Once the program trigger is met, the program will pay 85% of an insurer’s terrorism losses that exceed an individual insurer’s deductible. The insurer’s deductible is 20% of direct earned premium on property and casualty insurance. Insurers may reinsure that portion of the risk they retain under the program. Effective January 1, 2008, the Company reinsured limits of $198.0 excess of $2.0 for claims arising from certain acts of terrorism for casualty clash coverage and catastrophe workers’ compensation liability insurance coverage.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances as are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds’ high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling  $28.2 at both December 31, 2010 and 2009, are included in the Company’s net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2010, the Company’s General Insurance Group’s ten largest reinsurers represented approximately 56% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Munich Re America, Inc. the largest reinsurer representing 22.9% of the total recoverable balance. Of the balance due from these ten reinsurers, 79.8% was recoverable from A or better rated reinsurance companies, 6.7% from industry-wide insurance assigned risk pools, and 13.4% from foreign unrated companies. The Mortgage Guaranty Group’s total claims exposure to its largest reinsurer, Bank of America Reinsurance Corporation, was $33.3 million, which represented 1.1% of total consolidated reinsured liabilities, as of December 31, 2010.

The following information relates to reinsurance and related data for the General Insurance and Mortgage Guaranty Groups for the three years ended December 31, 2010. Reinsurance transactions of the Title Insurance Group and small life and health insurance operation are not material.

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

		Years Ended December 31,
		2010	2009	2008
General Insurance Group
Written premiums:	Direct	$2,296.3	$2,380.7	$2,655.7
	Assumed	7.3	10.4	15.2
	Ceded	$606.5	$670.7	$704.2

Earned premiums:	Direct	$2,366.7	$2,432.1	$2,702.0
	Assumed	10.7	16.3	29.1
	Ceded	$595.3	$666.0	$741.8
Claims ceded		$371.4	$433.0	$451.8

Mortgage Guaranty Group
Written premiums:	Direct	$518.8	$634.0	$708.6
	Assumed	(.2)	-	-
	Ceded	$30.1	$4.0	$106.5

Earned premiums:	Direct	$529.5	$648.6	$698.4
	Assumed	(.1)	.2	.3
	Ceded	$30.6	$4.3	$106.3
Claims ceded		$76.4	$173.7	$199.4

Insurance in force as of December 31:
	Direct	$82,911.0	$108,884.9	$128,267.5
	Assumed	756.7	895.0	1,435.1
	Ceded	$2,036.0	$2,933.9	$7,425.2

(b) Leases - Some of the Company's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $50.0, $43.1 and $42.6 in 2010, 2009 and 2008, respectively. These expenses relate primarily to building leases of the Company. A number of the Company’s subsidiaries also lease other equipment for use in their businesses. At December 31, 2010, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2011: $55.2; 2012: $46.1; 2013: $38.4; 2014: $28.1; 2015: $16.7; 2016 and after: $40.0.

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

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance, non-insurance, and ESSOP affiliates. At December 31, 2010, the aggregate principal amount of such guaranties was $159.2.

(d) Legal Proceedings – Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings which may prove to be material to the Company or a subsidiary are discussed below.

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in federal courts in two states – Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006), and Texas (Ahmad et al. v. ORNTIC, U.S. District Court, Northern District, Texas, Dallas Division, filed February 8, 2008). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The suits also allege violations of the federal Real Estate

Settlement Procedures Act ("RESPA"). A class has been certified in the Pennsylvania action.

Beginning in early February 2008, some 80 purported consumer class action lawsuits were filed against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. ORNTIC was named a defendant in actions filed in 5 of the states. The suits were substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. Most of the suits have since been dismissed. Of those remaining, ORNTIC is currently among the named defendants in only one of these actions, in California. The anti-trust allegations in the California action have been dismissed and only the allegations of improper business practices under state law remain. The other suits in which ORNTIC was a named defendant were dismissed at the trial court level, and the dismissals are on appeal before the 3rd and 6th Circuits U.S. Courts of Appeals.

National class action suits have been filed against the Company’s subsidiary, Old Republic Home Protection Company ("ORHP") in the California Superior Court, San Diego, and the U.S. District Court in Birmingham, Alabama. The California suit has been filed on behalf of all persons who made a claim under an ORHP home warranty contract from March 6, 2003 to the present. The suit alleges breach of contract, breach of the implicit covenant of good faith and fair dealing, violations of certain California consumer protection laws and misrepresentation arising out of ORHP’s alleged failure to adopt and implement reasonable standards for the prompt investigation and processing of claims under its home warranty contracts. The suit seeks unspecified damages consisting of the rescission of the class members’ contracts, restitution of all sums paid by the class members, punitive damages, and declaratory and injunctive relief. ORHP removed the action to the U.S. District Court for the Southern District of California, and on January 6, 2011 the Court denied plaintiff’s motion for class certification. The Alabama suit alleges that ORHP pays fees to the real estate brokers who market its home warranty contracts and that the payment of such fees is in violation of Section 8(a) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA. No class has been certified in the Alabama action.

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois seeking declaratory judgment to rescind or terminate various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account. In February of 2009, Countrywide filed a counterclaim alleging a breach of contract, bad faith, and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies. As of December 31, 2010, Old Republic had rescinded or denied coverage on more than  17,000 defaulted loans, based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications.

On November 3, 2010, Bank of America, N.A. ("B of A") filed suit against Old Republic Insurance Company in the U.S. District Court for the Western District of North Carolina alleging breach of contract, breach of the duty of good faith and fair dealing and bad faith with respect to Old Republic’s handling of certain claims under a policy of credit indemnity insurance issued to B of A. The policy is not related to those issued to Countrywide, which are the subject of the above-noted separate litigation. The B of A suit seeks a declaratory judgment with respect to the interpretation of certain policy terms, B of A’s compliance with certain terms and conditions of the policy, and the propriety of certain positions and procedures taken by Old Republic in response to claims filed by B of A. The suit also seeks money damages in excess of $320, pre- and post judgment interest, and unspecified punitive damages.

On December 31, 2009, two of the Company’s mortgage insurance subsidiaries, Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together "RMIC") filed a Complaint for Declaratory Judgment in the Supreme Court of the State of New York, County of New York, against Countrywide Financial Corporation, Countrywide Home Loans, Inc., The Bank of New York Mellon Trust Company, N.A., BAC Home Loans Servicing, LP, and Bank of America N.A. as successor in interest to Countrywide Bank, N.A. (together "Countrywide"). The suit relates to five mortgage insurance master policies (the "Policies") issued by RMIC to Countrywide or to the Bank of New York Mellon Trust Company as co-trustee for trusts containing securitized mortgage loans that were originated or purchased by Countrywide. RMIC has rescinded its mortgage insurance coverage on over 1,500 of the loans originally covered under the Policies based upon material misrepresentations of the borrowers in their loan applications or the negligence of Countrywide in its loan underwriting practices or procedures. Each of the coverage rescissions occurred after a borrower had defaulted and RMIC reviewed the claim and loan file submitted by Countrywide. The suit seeks the Court’s review and interpretation of the Policies’ incontestability provisions and its validation of RMIC’s investigation procedures with respect to the claims and underlying loan files.

On January 29, 2010, in response to RMIC’s suit, Countrywide served RMIC with a demand for arbitration under the arbitration clauses of the same Policies. The demand raises largely the same issues as those raised in RMIC’s suit against Countrywide, but from Countrywide’s perspective, as well as Countrywide’s and RMIC’s compliance with the terms, provisions, and conditions of the Policies. The demand includes a prayer for punitive, compensatory and consequential damages. RMIC filed a motion to stay the arbitration, and Countrywide filed a motion to dismiss RMIC’s lawsuit and to compel the arbitration. On July 26, 2010, the Court granted Countrywide’s motion, ordering the matters be submitted to arbitration and dismissing the lawsuit. RMIC has appealed the Court’s ruling.

On November 23, 2010, J.P. Morgan Chase Bank, N.A. ("Chase") filed a suit against RMIC in the U.S. District Court for the District of New Jersey arising out of RMIC’s rescissions of coverage on a number of mortgage loans. The law suit alleges improper unilateral rescissions of coverage and improper claims investigation practices with respect to mortgage loans that were either originated by Chase or purchased by Chase from other loan originators, as well as mortgage loans for which Chase had purchased the servicing rights. The suit alleges a breach of contract, a breach of fiduciary duty and bad faith insurance practices. Chase seeks a declaratory judgment that RMIC may not unilaterally rescind coverage and may not challenge Chase’s loan underwriting process where RMIC delegated insurance underwriting authority to Chase or where RMIC performed loan underwriting services for Chase. It also seeks injunctive relief against RMIC’s coverage rescissions and unspecified compensatory, treble and punitive damages.

On November 29, 2010, a purported class action was filed in the U.S. District Court, District of Columbia, against SunTrust Bank, its two captive reinsurance subsidiaries, and seven mortgage guaranty insurance companies, including RMIC (Moses v. SunTrust Banks, Inc., et al.; Case No. 1:10-CV-02029-PLF). The suit alleges that the cession of mortgage guaranty premiums to SunTrust’s captive reinsurers amounted in part to a kickback to SunTrust for the referral of mortgage guaranty insurance business, in violation of RESPA. The suit also alleges violations of the federal Truth-in-Lending Act, Regulation Z, the District of Columbia’s Consumer Protection Procedures Act, fraudulent misrepresentation and civil conspiracy, emanating principally from a failure by SunTrust to disclose to its mortgage loan customers its captive reinsurance arrangements. The suit seeks unspecified actual, statutory, compensatory and punitive damages, injunctive relief, attorneys’ fees and costs.

The ultimate impact of these lawsuits and the arbitration, all of which seek unquantified damages, attorneys’ fees and expenses, is uncertain and not reasonably estimable at this time. The Company and its subsidiaries intend to defend vigorously against each of the aforementioned actions. Although the Company does not believe that these actions will have a material adverse effect on its consolidated financial condition, results of operations or cash flows, there can be no assurance in those regards.

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2010 is presented below. In management's opinion, however, that quarterly operating data for insurance enterprises such as the Company is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management’s opinion, all adjustments consisting of normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the data which follows.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter(*)	Quarter
Year Ended December 31, 2010:
Operating Summary:
Net premiums, fees, and other income	$833.3	$840.2	$889.9	$1,050.8
Net investment income and realized gains (losses)	99.1	167.8	96.4	124.4
Total revenues	932.6	1,008.1	986.5	1,175.4
Benefits, claims, and expenses	901.3	927.3	1,047.3	1,199.1
Net income (loss)	$25.0	$57.4	$(38.9)	$(13.3)
Net income (loss) per share: Basic	$.11	$.24	$(.16)	$(.05)
Diluted	$.11	$.23	$(.16)	$(.05)

Average shares outstanding:
Basic	236,387,779	236,552,439	236,697,304	254,594,687
Diluted	236,462,231	264,227,861	236,697,304	254,594,687

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter(*)	Quarter
Year Ended December 31, 2009:
Operating Summary:
Net premiums, fees, and other income	$785.0	$818.4	$944.4	$865.6
Net investment income and realized gains (losses)	93.4	94.0	95.8	106.4
Total revenues	878.5	912.6	1,040.2	972.2
Benefits, claims, and expenses	971.3	998.3	1,069.4	1,038.2
Net income (loss)	$(53.9)	$(15.8)	$7.4	$(36.7)
Net income (loss) per share: Basic	$(.23)	$(.07)	$.03	$(.15)
Diluted	$(.23)	$(.07)	$.03	$(.15)

Average shares outstanding:
Basic	235,259,226	235,562,774	235,761,056	235,913,036
Diluted	235,259,226	235,562,774	235,878,936	235,913,036

(*) Third quarter results reflect the impact of the accounting treatment for certain reinsurance commutations and pool terminations. Refer to further discussion at Note 1(e).

Note 6 - Information About Segments of Business - The Company’s major business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. The Company includes the results of its small life & health insurance business with those of its holding company parent and minor corporate services operations. Each of the Company’s segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude net realized investment gains or losses and other-than-temporary impairments, as these are aggregated in the consolidated totals. The contributions of Old Republic’s insurance industry segments to consolidated totals are shown in the following table.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Commercial automobile (principally trucking) insurance is the largest type of coverage underwritten by the General Insurance Group, accounting for 33.1% of the Group’s direct premiums written in 2010. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including workers’ compensation, general liability, loan credit indemnity, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

Private mortgage insurance produced by the Mortgage Guaranty Group protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home’s purchase price. The Mortgage Guaranty Group insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. The Mortgage Guaranty segment’s ten largest customers were responsible for 34.4%, 47.6% and 50.4% of traditional primary new insurance written in 2010, 2009 and 2008, respectively. The largest single customer accounted for 10.6% of traditional primary new insurance written in 2010 compared to 12.8% and 15.6% in 2009 and 2008, respectively.

The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policy insures against losses arising out of defects, loans and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segment Reporting

	Years Ended December 31,
	2010	2009	2008
General Insurance:
Net premiums earned	$1,782.1	$1,782.5	$1,989.3
Net investment income and other income	292.7	270.1	266.6
Total revenues before realized gains or losses	$2,074.9	$2,052.7	$2,255.9
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$172.7	$200.1	$294.3
Income tax expense (credits) on above	$51.6	$52.2	$82.7
Segment assets - at year end	$12,189.8	$9,920.8	$9,482.9

Mortgage Guaranty(c):
Net premiums earned	$498.8	$644.5	$592.5
Net investment income and other income	89.6	101.6	97.5
Total revenues before realized gains or losses	$588.4	$746.1	$690.0
Income (loss) before taxes (credits) and
realized investment gains or losses(a)	$(260.8)	$(486.4)	$(594.3)
Income tax expense (credits) on above	$(94.8)	$(175.5)	$(213.6)
Segment assets - at year end	$2,537.9	$3,233.4	$2,973.1

Title Insurance:
Net premiums earned	$863.0	$611.0	$463.1
Title, escrow and other fees	348.0	277.4	192.9
Sub-total	1,211.0	888.4	656.1
Net investment income and other income	27.7	25.6	25.2
Total revenues before realized gains or losses	$1,238.8	$914.1	$681.3
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$9.4	$2.1	$(46.3)
Income tax expense (credits) on above	$3.3	$(.4)	$(18.1)
Segment assets - at year end	$915.0	$852.8	$762.4

Consolidated Revenues:
Total revenues of above Company segments	$3,902.3	$3,712.9	$3,627.4
Other sources (b)	145.8	138.1	132.1
Consolidated net realized investment gains (losses)	109.1	6.3	(486.4)
Consolidation elimination adjustments	(54.5)	(53.8)	(35.3)
Consolidated revenues	$4,102.7	$3,803.6	$3,237.7

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(78.6)	$(284.0)	$(346.3)
Other sources - net (b)	(2.8)	4.0	13.5
Consolidated net realized investment gains (losses)	109.1	6.3	(486.4)
Consolidated income (loss) before income taxes (credits)	$27.6	$(273.6)	$(819.2)

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(39.8)	$(123.7)	$(148.9)
Other sources - net (b)	(.9)	.9	4.3
Income tax expense (credits) on
consolidated net realized investment gains (losses)	38.2	(51.7)	(116.1)
Consolidated income tax expense (credits)	$(2.5)	$(174.4)	$(260.8)

	December 31,
	2010	2009
Consolidated Assets:
Total assets for above Company segments	$15,642.9	$14,007.0
Other assets (b)	576.7	503.5
Consolidation elimination adjustments	(336.8)	(320.5)
Consolidated assets	$15,882.7	$14,190.0

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $21.5, $17.9 and $14.2 for the years ended December 31, 2010, 2009 and 2008, respectively; Mortgage - $7.1 and $7.2 for the years ended December 31, 2010 and 2009, respectively; and Title - $5.1, $5.5 and $2.6 for the years ended December 31, 2010, 2009, and 2008, respectively.

(b)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.
(c)	2010 and 2009 results reflect the impact of the accounting treatment for certain reinsurance commutations. Refer to further discussion at Note 1(e).

Note 7 - Transactions with Affiliates:

The Company is affiliated with a policyholder owned mutual insurer, American Business & Personal Insurance Mutual, Inc. ("AB&P" or "the Mutual") whose formation it sponsored in 1981. The Mutual is managed through a service agreement with several Old Republic subsidiaries. AB&P’s underwriting operations are limited to certain types of coverages not provided by Old Republic, and to a small amount of intercompany reinsurance placements.  The following table shows certain unaudited information reflective of such business:

	Assumed from Old Republic			Ceded to Old Republic
	2010	2009	2008	2010	2009	2008
Premiums earned	$.2	$-	$.1	$.2	$.1	$-
Commissions and fees	-	-	-	-	-	-
Losses and loss expenses	.4	.3	.7	.3	.2	.1
Loss and loss expense reserves	4.4	4.2	4.2	1.7	1.9	1.8
Unearned premiums	$-	$-	$-	$-	$-	$-

As of December 31, 2010 and 2009, the Mutual’s statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $31.0 and $26.3, respectively. AB&P’s accounts are not consolidated with Old Republic’s since it is owned by its policyholders and, in any event, their inclusion would not have a significant effect on Old Republic’s consolidated financial statements.

Note 8 - Merger with PMA Capital Corporation:

Effective October 1, 2010, Old Republic acquired PMA Capital Corporation ("PMA"), an insurance holding company with interests in the commercial property and liability insurance field.  The consideration transferred of $247.2 included the issuance of 17,754,047 Old Republic common shares and the replacement value of PMA stock options. As of the acquisition date, PMA’s total assets and liabilities inclusive of all required adjustments conforming with GAAP were valued at $2,469.6 and $2,222.4, respectively.  Old Republic’s consolidated financial statements include PMA's results of operations for the final quarter of 2010 and its assets and liabilities as of December 31, 2010.

The following table reflects PMA’s actual revenues and earnings included in Old Republic’s consolidated statement of income beginning in the fourth quarter of 2010, and the supplemental pro forma revenues and net income (excluding any merger related expenses) as if the acquisition had occurred as of January 1, 2009.  In substance, the supplemental pro forma information for years ended December 31, 2009 and 2010 reflects the combined historical results of Old Republic and PMA.  Such combined data is not necessarily indicative of the actual results that would have been achieved by the consolidated companies for those years.

		Net Income
		(Loss) from
		Continuing
	Revenues	Operations
Actual Post Merger Amounts:
Quarter and year ended December 31, 2010	$128.1	$(7.1)

Supplemental pro forma information (unaudited):
Year ended December 31, 2009	$4,335.3	$(77.9)
Year ended December 31, 2010	$4,522.9	$39.1

The following table summarizes the assets acquired and liabilities assumed, all inclusive of GAAP fair value adjustments as of the purchase date:

Cash and invested assets (a)	$861.5
Accounts and notes receivable	311.9
Federal income taxes - deferred (b)	166.9
Reinsurance balances and funds held (c)(d)	897.8
Deferred policy acquisition costs (d)	43.7
Goodwill and intangible assets (e)	33.7
Other assets (a)	153.8
Total assets acquired	$2,469.6

Losses, claims and settlement expenses (c)	$1,478.1
Unearned premiums (d)	263.0
Debt (a)	129.2
Other liabilities (f)	352.0
Total liabilities assumed	$2,222.4

In accordance with GAAP, purchase accounting effects may be adjusted up to one year from the acquisition date upon finalization of the valuation process.

(a)
Reflects current market values in establishing the fair value of investment securities and debt obligations, as well as the independently appraised values attributable to certain fixed assets such as office buildings.

(b)	Represents deferred income taxes which take into account certain limitations pertaining to PMA’s net operating loss carry forwards that can inure to the merged business.

(c)
An adjustment has been applied to PMA's loss reserves and reinsurance recoverable at the acquisition date to estimate their fair value in accordance with GAAP. The fair value adjustment was determined using a cash flow model rather than an observable market price because a liquid market for such underwriting liabilities could not be established. The valuation model used actuarial estimates of future cash flows related to nominal claim and claim expense reserves and reinsurance recoverable, after adjusting for conformity with Old Republic's accounting policies. These future cash flows were adjusted for the time value of money using the October 1, 2010 US Treasury spot rate yield curve and a risk margin to compensate an acquirer for the risk associated with these liabilities.

The GAAP fair value adjustment resulted in an increase to statutory based loss reserves of $166.1 and reinsurance recoverable of $126.9 (net increase of $39.2) and is reported on the consolidated balance sheet with the corresponding gross and ceded loss reserve balances to which it relates. These amounts will be amortized in proportion to the future expected payment patterns and reflected as a decrease in benefits, claims, and settlements expenses in the consolidated income statement. The fair value adjustment does not have any bearing on the statutory or tax basis of the underlying insurance reserves or reinsurance recoverable balances and consequently, amortization of the fair value adjustment does not enter into the determination of current and future taxable income.

(d)
The valuation of insurance policies in force at the acquisition date was determined using a cash flow model rather than an observable maket price because a liquid market for valuing the in force business does not exist. The valuation model used management's estimate of underwriting profit and the future cash flows associated with the in force policies. These cash flows were adjusted for the time value of money using the October 1, 2010 US Treasury spot rate yield curve and a risk margin to compensate an acquirer for the risk associated with the in force business. The resulting valuation was not significantly different than the pre merger deferred acquisition costs balance. The value of business acquired is reported on the consolidated balance sheet with deferred policy acquisition costs and will be substantially amortized over a twelve month period from the acquisition date in proportion to the timing of the estimated underwriting profit associated with the in force business.

(e)
Goodwill represents the difference between the purchase consideration and the fair value of assets acquired less liabilities assumed. Included in the total are identifiable intangible assets resulting from the valuations of acquired customer-related relationships, trade name, and various insurance licenses.

(f)
Other liabilities have been adjusted to reflect the current funded status of PMA’s pension-type obligations, the fair value of certain capital support commitments to businesses previously sold, and of obligations related to operating lease agreements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Old Republic International Corporation:

We have audited the accompanying consolidated balance sheet of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity and cash flows for the year ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A of the 2010 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Republic International Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity and cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, Old Republic International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Old Republic International Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Old Republic International Corporation and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

The independent registered public accounting firms have advised that they audit the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board, as stated in their reports, included herein.

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

Changes in Internal Control

During the three month period ended December 31, 2010, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010. Their report is shown on page 90 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 16, 2010.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2010, regarding the senior officers of the Company:

Name	Age	Position
Charles S. Boone	57	Senior Vice President - Investments and Treasurer since August, 2001.

James A. Kellogg	59	Executive Vice Chairman since July, 2010 and President of Old Republic Insurance Company since October, 2002.

Spencer LeRoy, III	64	Senior Vice President, Secretary and General Counsel since 1992.

Karl W. Mueller	51	Senior Vice President and Chief Financial Officer since October, 2004.

Christopher S. Nard	47	President and Chief Operating Officer since July, 2010 and Chairman - Mortgage Guaranty since July 2010. President and Chief Executive Officer of Republic Mortgage Insurance Companies since May, 2005.

R. Scott Rager	62	Senior Vice President - General Insurance and President and Chief Operating Officer of Old Republic General Insurance Companies since July, 2006.

Rande K. Yeager	62	Senior Vice President - Title Insurance since March, 2003; Chairman and Chief Executive Officer of Old Republic Title Insurance Companies since July, 2010 and March, 2002, respectively.

Aldo C. Zucaro	71	Chairman of the Board, Chief Executive Officer, and Director since 1993, 1990 and 1976, respectively.

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

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 27, 2011. A list of Directors appears on the "Signature" page of this report. Information about the Company’s directors is contained in the Company’s definitive proxy statement for the 2011 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under item 15. The Company has also posted the text of its code of ethics on its internet website at www.oldrepublic.com.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company’s proxy statement in connection with the Annual Meeting of Shareholders to be held on May 27, 2011, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company’s proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 27, 2011.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" contained in the Company’s Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 27, 2011, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the "Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company’s Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 27, 2011, which will be on file with the Commission.

PART IV

Item 15 - Exhibits

Documents filed as a part of this report:
1.  Financial statements: See Item 8, Index to Financial Statements.
2.  See exhibit index on page 109 of this report.
3.  Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):                                Old Republic International Corporation

By	:	/s/ Aldo C. Zucaro	02/28/11
		Aldo C. Zucaro, Chairman of the Board,	Date
Chief Executive Officer and Director

By	:	/s/ Karl W. Mueller	02/28/11
		Karl W. Mueller, Senior Vice President,	Date
Chief Financial Officer, and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).

/s/ Harrington Bischof	/s/ Arnold L. Steiner
Harrington Bischof, Director*	Arnold L. Steiner, Director*

/s/ Jimmy A. Dew	/s/ Fredricka Taubitz
Jimmy A. Dew, Director*	Fredricka Taubitz, Director*

/s/ John M. Dixon	/s/ Charles F. Titterton
John M. Dixon, Director*	Charles F. Titterton, Director*

/s/ Leo E. Knight, Jr.	/s/ Dennis P. Van Mieghem
Leo E. Knight, Jr., Director*	Dennis P. Van Mieghem, Director*

/s/ William A. Simpson	/s/ Steven Walker
William A. Simpson, Director*	Steven Walker, Director*

*  By/s/Aldo C. Zucaro
   Attorney-in-fact
   Date: February 24, 2011

INDEX TO FINANCIAL STATEMENT SCHEDULES

Reports of Independent Registered Public Accounting Firms

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I	-Summary of Investments - Other than Investments in Related Parties as of December 31, 2010

Schedule	II	-Condensed Financial Information of Registrant as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008

Schedule	III	-Supplementary Insurance Information for the years ended December 31, 2010, 2009 and 2008

Schedule	IV	-Reinsurance for the years ended December 31, 2010, 2009 and 2008

Schedule	V	-Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008

Schedule	VI	-Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2010, 2009 and 2008

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, notes thereto, or elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of
Old Republic International Corporation:

Under date of February 28, 2011, we reported on the consolidated balance sheet of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity and cash flows for the year ended December 31, 2010, as contained in the annual report on Form 10-K for the year 2010. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of
Old Republic International Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 26, 2010 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the applicable financial statement schedules listed in the accompanying index.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 26, 2010

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2010
($ in Millions)

Column A	Column B	Column C	Column D

			Amount at
			which shown
		Fair	in balance
Type of investment	Cost (1)	Value	sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$1,203.6	$1,250.0	$1,250.0
States, municipalities and political subdivisions	1,391.0	1,459.8	1,459.8
Foreign government	162.5	169.3	169.3
Corporate, industrial and all other	5,313.2	5,652.9	5,652.9
	8,070.4	$8,532.2	8,532.2
Equity securities:
Non-redeemable preferred stocks	.6	$.6	.6
Common stocks:
Banks, trusts and insurance companies	78.4	316.7	316.7
Industrial, miscellaneous and all other	112.0	124.9	124.9
Indexed mutual funds	211.7	230.1	230.1
	402.8	$672.4	672.4
Short-term investments	1,004.0		1,004.0
Miscellaneous investments	40.7		40.7
Total	9,518.1		10,249.4
Other investments	9.8		9.8
Total Investments	$9,528.0		$10,259.3

(1)
Represents original cost of equity securities, net of other-than-temporary impairment adjustments of $245.4, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2010	2009
Assets:
Bonds and notes	$20.5	$20.5
Short-term investments	96.3	58.3
Investments in, and indebtedness of related parties	4,426.1	4,207.6
Other assets	62.9	58.0
Total Assets	$4,606.0	$4,344.5

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$110.2	$90.2
Debt and debt equivalents	342.0	344.2
Indebtedness to affiliates and subsidiaries	32.2	18.6
Commitments and contingent liabilities
Total Liabilities	484.6	453.1

Common Shareholders' Equity:
Common stock	259.2	240.6
Additional paid-in capital	649.6	412.4
Retained earnings	2,791.4	2,927.3
Accumulated other comprehensive income (loss)	459.1	353.7
Unallocated ESSOP shares (at cost)	(38.0)	(42.7)
Total Common Shareholders’ Equity	4,121.4	3,891.4
Total Liabilities and Common Shareholders’ Equity	$4,606.0	$4,344.5

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Investment income from subsidiaries	$35.7	$33.0	$19.6
Real estate and other income	4.0	4.1	4.2
Other investment income	.6	.9	2.4
Total revenues	40.4	38.1	26.4

Expenses:
Interest - subsidiaries	.6	2.9	3.8
Interest - other	29.4	20.1	.1
Real estate and other expenses	3.7	3.7	3.6
General expenses, taxes and fees	13.9	10.7	11.5
Total expenses	47.7	37.6	19.1
Revenues, net of expenses	(7.2)	.5	7.2

Federal income taxes (credits)	(2.6)	(.3)	2.2
Income (loss) before equity in earnings (losses) of subsidiaries	(4.5)	.8	5.0

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	181.1	181.5	191.2
Earnings (losses) in excess of dividends	(146.3)	(281.5)	(754.6)

Net Income (Loss)	$30.1	$(99.1)	$(558.3)

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$30.1	$(99.1)	$(558.3)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	-	.3	(.1)
Income taxes - net	13.2	(5.0)	26.0
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	146.3	281.5	754.2
Accounts payable, accrued expenses and other	11.9	2.8	9.1
Total	201.6	180.4	230.8

Cash flows from investing activities:
Purchases of:
Fixed maturity securities	-	-	(12.6)
Fixed assets for company use	(5.3)	(2.3)	-
Net repayment (issuance) of
notes receivable with related parties	7.7	(188.2)	(118.1)
Net decrease (increase) in short-term investments	(37.9)	70.7	(92.7)
Investment in, and indebtedness of related parties-net	-	-	(77.1)
Total	(35.5)	(119.8)	(300.8)

Cash flows from financing activities:
Issuance of debentures and notes	-	306.7	30.0
Net issuance (repayment) of notes and loans to related parties	(1.4)	(205.9)	159.1
Issuance of common shares	3.2	1.4	86.1
Redemption of debentures and notes	(2.1)	(2.0)	(.4)
Unallocated ESSOP shares	-	-	(50.0)
Dividends on common shares	(166.1)	(160.0)	(155.2)
Other - net	.2	(.8)	.3
Total	(166.1)	(60.6)	70.0

Increase (decrease) in cash	-	-	-
Cash, beginning of year	-	-	-
Cash, end of year	$-	$-	$-

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
($ in Millions)

Note 1 - Summary of Significant Accounting Policies

Old Republic International Corporation’s ("the Company" or "Old Republic") condensed financial statements are presented in accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP") and should be read in conjunction with the consolidated financial statements and notes thereto of Old Republic International Corporation and Subsidiaries included in its Annual Report on Form 10-K.

Note 2 - Investments in Consolidated Subsidiaries

Old Republic International Corporation’s investments in consolidated subsidiaries are reflected in the condensed financial statements in accordance with the equity method of accounting. Undistributed earnings in excess of dividends received are recorded as separate line items in the condensed statements of income.

Note 3 - Debt

In April 2009, the Company completed a public offering of $316.25 aggregate principal amount of Convertible Senior Notes. The notes bear interest at a rate of 8.0% per year, mature on May 15, 2012, and are convertible at any time prior to maturity by the holder into 86.8056 shares (subject to periodic adjustment under certain circumstances) of common stock per one thousand dollar note.

The Company currently has access to the commercial paper market through a wholly-owned subsidiary for up to $150.0.

In the fourth quarter 2008, the Company secured a $30.0 bank loan to enable its Employees Savings and Stock Ownership Plan ("ESSOP") to purchase Old Republic common stock. The average yield of the ESSOP bank loan was 3.77% and 3.85% at December 31, 2010 and 2009, respectively.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2010, 2009 and 2008
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F

	Deferred	Losses,		Other
	Policy	Claims and		Policyholders’
	Acquisition	Settlement	Unearned	Benefits and	Premium
Segment	Costs	Expenses	Premiums	Funds	Revenue

Year Ended December 31, 2010:
Insurance Underwriting:
General Insurance Group	$164.4	$3,928.1	$981.7	$93.4	$1,782.1
Mortgage Insurance Group	31.9	1,623.0	64.4	-	498.8
Title Insurance Group	-	298.0	-	6.4	863.0
Corporate & Other (1)	34.3	20.0	-	57.6	81.4
Reinsurance Recoverable (2)	-	2,945.3	186.2	34.8	-
Consolidated	$230.6	$8,814.6	$1,232.4	$192.4	$3,225.5

Year Ended December 31, 2009:
Insurance Underwriting:
General Insurance Group	$136.2	$3,334.3	$825.8	$84.5	$1,782.5
Mortgage Insurance Group	34.1	1,965.4	74.9	-	644.5
Title Insurance Group	-	277.1	-	5.7	611.0
Corporate & Other (1)	36.5	21.5	-	57.7	73.3
Reinsurance Recoverable (2)	-	2,316.5	137.4	37.2	-
Consolidated	$206.9	$7,915.0	$1,038.1	$185.2	$3,111.5

Year Ended December 31, 2008:
Insurance Underwriting:
General Insurance Group	$147.7	$3,326.9	$889.9	$85.3	$1,989.3
Mortgage Insurance Group	38.0	1,382.6	89.4	-	592.5
Title Insurance Group	-	282.4	-	2.2	463.1
Corporate & Other (1)	37.0	22.2	-	57.2	80.1
Reinsurance Recoverable (2)	-	2,227.0	132.9	35.7	-
Consolidated	$222.8	$7,241.3	$1,112.2	$180.7	$3,125.1

(1)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries and a small life & health insurance operation.
(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.1 billion, $2.4 billion and $2.3 billion at December 31, 2010, 2009 and 2008, respectively. This accounting treatment does not have any effect on the Company’s results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2010, 2009 and 2008
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K

		Benefits,	Amortization
		Claims,	of Deferred
	Net	Losses and	Policy	Other
	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2010:
Insurance Underwriting:
General Insurance Group	$260.1	$1,361.8	$264.8	$275.5	$1,697.1
Mortgage Insurance Group	84.9	766.2	31.1	51.9	488.4
Title Insurance Group	26.5	96.8	22.2	1,132.5	863.0
Corporate & Other (1)	7.3	40.3	-	31.5	81.3
Reinsurance Recoverable (2)	-	-	-	-	-
Consolidated	$379.0	$2,265.3	$318.1	$1,491.5	$3,129.9

Year Ended December 31, 2009:
Insurance Underwriting:
General Insurance Group	$258.9	$1,360.3	$257.9	$234.2	$1,720.4
Mortgage Insurance Group	92.0	1,134.1	35.4	62.9	630.0
Title Insurance Group	25.2	70.3	-	841.6	611.0
Corporate & Other (1)	7.2	34.1	20.2	25.8	72.9
Reinsurance Recoverable (2)	-	-	-	-	-
Consolidated	$383.5	$2,598.9	$313.6	$1,164.6	$3,034.4

Year Ended December 31, 2008:
Insurance Underwriting:
General Insurance Group	$253.6	$1,452.3	$294.9	$214.2	$1,966.6
Mortgage Insurance Group	86.8	1,180.7	38.7	64.9	602.0
Title Insurance Group	25.1	45.6	-	681.9	463.1
Corporate & Other (1)	11.6	36.8	24.2	22.1	77.4
Reinsurance Recoverable (2)	-	-	-	-	-
Consolidated	$377.3	$2,715.7	$357.8	$983.3	$3,109.4

(1)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries and a small life & health insurance operation.
(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.1 billion, $2.4 billion and $2.3 billion at December 31, 2010, 2009 and 2008, respectively. This accounting treatment does not have any effect on the Company’s results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2010, 2009 and 2008
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded	Assumed		of amount
	Gross	to other	from other	Net	assumed
	amount	companies	companies	amount	to net

Year Ended December 31, 2010:
Life insurance in force	$10,795.6	$5,594.4	$-	$5,201.1	-%

Premium Revenues:
General Insurance	$2,366.7	$595.3	$10.7	$1,782.1	.6%
Mortgage Insurance	529.5	30.6	(.1)	498.8	-
Title Insurance	861.4	.1	1.7	863.0	.2
Life and Health Insurance:
Life insurance	27.3	10.0	-	17.2	-
Accident and health insurance	79.5	15.4	-	64.1	-
Total Life & Health Insurance	106.9	25.4	-	81.4	-
Consolidating adjustments	-	-	-	-	-
Consolidated	$3,864.6	$651.5	$12.4	$3,225.5	.4%

Year Ended December 31, 2009:
Life insurance in force	$11,302.6	$5,876.2	$-	$5,426.3	-%

Premium Revenues:
General Insurance	$2,432.1	$666.0	$16.3	$1,782.5	.9%
Mortgage Insurance	648.6	4.3	.2	644.5	-
Title Insurance	605.2	.1	5.9	611.0	1.0
Life and Health Insurance:
Life insurance	28.7	13.1	-	15.6	-
Accident and health insurance	74.6	16.8	-	57.7	-
Total Life & Health Insurance	103.4	30.0	-	73.3	-
Consolidating adjustments	-	-	-	-	-
Consolidated	$3,789.5	$700.5	$22.5	$3,111.5	.7%

Year Ended December 31, 2008:
Life insurance in force	$12,485.5	$6,434.6	$-	$6,050.8	-%

Premium Revenues:
General Insurance	$2,702.0	$741.8	$29.1	$1,989.3	1.5%
Mortgage Insurance	698.4	106.3	.3	592.5	.1
Title Insurance	460.2	.1	3.1	463.1	.7
Life and Health Insurance:
Life insurance	32.1	14.4	-	17.7	-
Accident and health insurance	76.1	13.7	-	62.3	-
Total Life & Health Insurance	108.3	28.2	-	80.1	-
Consolidating adjustments	-	-	-	-	-
Consolidated	$3,969.0	$876.5	$32.6	$3,125.1	1.0%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2010, 2009 and 2008
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
			Charged
	Balance at	Charged to	to Other		Balance at
	Beginning of	Costs and	Accounts -	Deductions -	End of
Description	Period	Expenses	Describe	Describe	Period

Year Ended December 31, 2010:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.2	$-	$-	$-	$28.2
Deferred tax asset valuation
Allowance (1)	$-	$3.8	$9.6	$-	$13.5

Year Ended December 31, 2009:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.2	$-	$-	$-	$28.2
Deferred tax asset valuation
Allowance (1)	$54.0	$-	$-	$(54.0)	$-

Year Ended December 31, 2008:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.7	$(.4)	$-	$-	$28.2
Deferred tax asset valuation
Allowance (1)	$-	$54.0	$-	$-	$54.0

(1)
A valuation allowance of $54.0 was established against a deferred tax asset related to the Company’s realized losses on investments at December 31, 2008. During 2009, this valuation allowance was eliminated following an increase in the fair value of the Company’s investment portfolio which continued through 2010. In 2010, a valuation allowance of $13.5 was established related to certain net operating loss and tax credit carryforwards. Of this amount, $9.6 was established through the application of purchase accounting pursuant to the Company's merger with PMA.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2010, 2009 and 2008
($ in Millions)

Column A	Column B	Column C	Column D	Column E

		Reserves
		for Unpaid
	Deferred	Claims	Discount,
	Policy	and Claim	If Any,
	Acquisition	Adjustment	Deducted in	Unearned
Affiliation With Registrant (1)	Costs	Expenses (2)	Column C	Premiums (2)

Year Ended December 31:
2010	$164.4	$3,928.1	$231.0	$981.7
2009	136.2	3,334.3	143.9	825.8
2008	147.7	3,326.9	156.8	889.9

Column A	Column F	Column G	Column H

			Claims and Claim
			Adjustment Expenses
		Net	Incurred Related to
	Earned	Investment	Current	Prior
Affiliation With Registrant (1)	Premiums	Income	Year	Years

Year Ended December 31:
2010	$1,782.1	$260.1	$1,426.3	$(76.6)
2009	1,782.5	258.9	1,409.2	(56.8)
2008	1,989.3	253.6	1,520.1	(83.0)

Column A	Column I	Column J	Column K

	Amortization	Paid
	of Deferred	Claims
	Policy	and Claim
	Acquisition	Adjustment	Premiums
Affiliation With Registrant (1)	Costs	Expenses	Written

Year Ended December 31:
2010	$264.8	$1,399.0	$1,697.1
2009	257.9	1,345.0	1,720.4
2008	294.9	1,389.8	1,966.6

(1)
Includes consolidated property-casualty entities. The amounts relating to the Company’s unconsolidated property-casualty subsidiaries and the proportionate share of the registrant’s and its subsidiaries’ 50%-or-less owned property-casualty equity investees are immaterial and have, therefore, been omitted from this schedule.

(2)	See note (2) to Schedule III.

EXHIBIT INDEX

An index of exhibits required by Item 601 of Regulation S-K follows:

(3)	Articles of incorporation and by-laws.

	(A)	*	Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant’s Annual Report on Form 10-K for 2004).

	(B)	*	By-laws, as amended. (Exhibit 99.1 to Form 8-K filed March 1, 2010).

(4)	Instruments defining the rights of security holders, including indentures.

	(A)	*
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

	(D)	*	Supplemental Indenture dated April 29, 2009 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant’s Form 8-K filed April 29, 2009)

(10)	Material contracts.

**	(A)	*	Amended and Restated Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant’s Annual Report on Form 10-K for 2002).

**	(B)	*	Old Republic International Corporation 2005 Key Employees Performance Recognition Plan. (Exhibit 10(B) to Registrant’s Annual Report on Form 10-K for 2006).

**	(C)	*	Amended and Restated 1992 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(B) to Registrant’s Annual Report on Form 10-K for 2002).

**	(D)	*	Amended and Restated 2002 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(C) to Registrant’s Annual Report on Form 10-K for 2005).

**	(E)	*	Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 99.1 to Form 8-K/A filed June 2, 2006).

**	(F)	*	Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan. (Exhibit 10(F) to Registrant’s Annual Report on Form 10-K for 2008).

**	(G)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

**	(H)	*	RMIC Corporation/Republic Mortgage Insurance Company Amended and Restated Key Employees Performance Recognition Plan. (Exhibit 10(I) to Registrant’s Annual Report on Form 10-K for 2000).

**	(I)	*	RMIC/Republic Mortgage Insurance Company 2005 Key Employees Performance Recognition Plan. (Exhibit 10(J) to Registrant’s Annual Report on Form 10-K for 2006).

**	(J)	*	Amended and Restated RMIC Corporation/Republic Mortgage Insurance Company Executives Excess Benefits Pension Plan. (Exhibit 10(J) to Registrant’s Annual Report on Form 10-K for 2008).

**	(K)	*	Amended and Restated Old Republic Risk Management Key Employees Recognition Plan. (Exhibit 10(J) to Registrant’s Annual Report on Form 10-K for 2002).

(Exhibit Index, Continued)

**	(L)	*	Old Republic Risk Management, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(M) to Registrant’s Annual Report on Form 10-K for 2006).

**	(M)	*	Old Republic National Title Group Incentive Compensation Plan. (Exhibit 10(K) to Registrant’s Annual Report on Form 10-K for 2003).

**	(N)	*	ORI Great West Holdings, Inc. Key Employees Performance Recognition Plan. (Exhibit 10(O) to Registrant’s Annual Report on Form 10-K for 2006).

**	(O)	*	ORI Great West Holdings, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(P) to Registrant’s Annual Report on Form 10-K for 2006).

**	(P)
Credit agreement dated as of September 2, 2010 among Old Republic Capital Corporation, as borrower, Old Republic International Corporation, as guarantor, J.P. Morgan Chase Bank, National Association, as administrative agent, The Northern Trust Company, as syndication agent, and KeyBank National Association and U.S. Bank National Association, as documentation agents.

(12)			Not applicable

(13)			Not applicable

(14)		*	Code of Ethics for the Principal Executive Officer and Senior Financial Officer. (Exhibit 99.1 to Registrant’s Form 8-K filed May 19, 2009).

(21)			Subsidiaries of the registrant.

(23.1)			Consent of KPMG LLP.

(23.2)			Consent of PricewaterhouseCoopers LLP.

(24)			Powers of attorney.

(31.1)			Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)			Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)			Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)			Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(99.1)		*	Old Republic International Corporation Audit Committee Charter. (Exhibit 99.1 to Registrant’s Form 8-K filed June 3, 2010).

(99.2)		*	Old Republic International Corporation Governance and Nominating Committee Charter. (Exhibit 99.3 to Registrant’s Form 8-K filed June 3, 2010).

(99.3)		*	Old Republic International Corporation Compensation Committee Charter. (Exhibit 99.2 to Registrant’s Form 8-K filed June 3, 2010).

(99.4)		*	Code of Business Conduct and Ethics. (Exhibit 99.2 to Registrant’s Form 8-K filed May 19, 2009).

(99.5)		*	Corporate Governance Guidelines. (Exhibit 99.3 to Registrant’s Form 8-K filed May 19, 2009).

*	Exhibit incorporated herein by reference.

**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.