Form 10-Q
period 2011-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2011-05-10
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: March 31, 2011 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒  No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding March 31, 2011
Common Stock / $1 par value	259,268,655

There are 42 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2011

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6 - 14

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	15 - 38

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	39

	CONTROLS AND PROCEDURES	39

PART II	OTHER INFORMATION:

	ITEM 1 – LEGAL PROCEEDINGS	40

	ITEM 1A – RISK FACTORS	40

	ITEM 6 – EXHIBITS	40

SIGNATURE		41

EXHIBIT INDEX		42

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)
		(Unaudited)
		March 31,	December 31,
		2011	2010
	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (amortized cost: $8,132.8 and $8,070.4)	$8,563.7	$8,532.2
	Equity securities (at fair value) (adjusted cost: $402.7 and $402.8)	666.8	672.4
	Short-term investments (at fair value which approximates cost)	1,390.2	1,004.0
	Miscellaneous investments	34.6	40.7
	Total	10,655.5	10,249.4
	Other investments	9.7	9.8
	Total investments	10,665.3	10,259.3

	Other Assets:
	Cash	118.1	127.3
	Securities and indebtedness of related parties	14.7	12.0
	Accrued investment income	108.0	104.1
	Accounts and notes receivable	1,051.6	1,022.9
Federal income tax recoverable:	Current	40.5	44.6
	Deferred	74.8	45.3
	Prepaid federal income taxes	63.5	102.9
	Reinsurance balances and funds held	209.5	205.4
Reinsurance recoverable:	Paid losses	100.9	96.0
	Policy and claim reserves	3,145.7	3,166.4
	Deferred policy acquisition costs	235.1	230.6
	Sundry assets	475.5	465.3
		5,638.3	5,623.4
	Total Assets	$16,303.6	$15,882.7

	Liabilities, Preferred Stock, and Common Shareholders’ Equity
	Liabilities:
	Losses, claims, and settlement expenses	$8,722.0	$8,814.6
	Unearned premiums	1,270.6	1,232.4
	Other policyholders' benefits and funds	191.8	192.4
	Total policy liabilities and accruals	10,184.5	10,239.5
	Commissions, expenses, fees, and taxes	399.9	424.0
	Reinsurance balances and funds	380.5	383.8
	Debt	1,021.5	475.0
	Sundry liabilities	267.0	238.8
	Commitments and contingent liabilities
	Total Liabilities	12,253.5	11,761.3

	Preferred Stock (1)	-	-

	Common Shareholders’ Equity:
	Common stock (1)	259.2	259.2
	Additional paid-in capital	651.9	649.6
	Retained earnings	2,733.9	2,791.4
	Accumulated other comprehensive income (loss)	441.7	459.1
	Unallocated ESSOP shares (at cost)	(36.8)	(38.0)
	Treasury stock (at cost)(1)	-	-
	Total Common Shareholders' Equity	4,050.1	4,121.4
	Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$16,303.6	$15,882.7

(1)
At March 31, 2011 and December 31, 2010, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 259,268,655 at March 31, 2011 and 259,222,360 at December 31, 2010 were issued. At March 31, 2011 and December 31, 2010, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. There were no common shares classified as treasury stock as of March 31, 2011 and December 31, 2010.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income (Unaudited) ($ in Millions, Except Share Data)
		Quarters Ended
		March 31,
		2011	2010
	Revenues:
	Net premiums earned	$922.8	$752.3
	Title, escrow, and other fees	80.1	76.1
	Total premiums and fees	1,003.0	828.5
	Net investment income	91.5	96.2
	Other income	28.5	4.8
	Total operating revenues	1,123.0	929.6
	Realized investment gains (losses):
	From sales	6.4	2.9
	From impairments	-	-
	Total realized investment gains (losses)	6.4	2.9
	Total revenues	1,129.5	932.6

	Benefits, Claims and Expenses:
	Benefits, claims and settlement expenses	636.6	491.6
	Dividends to policyholders	3.5	2.5
	Underwriting, acquisition, and other expenses	503.6	400.6
	Interest and other charges	10.6	6.5
	Total expenses	1,154.4	901.3
	Income (loss) before income taxes (credits)	(24.9)	31.2

	Income Taxes (Credits):
	Current	6.2	11.4
	Deferred	(18.1)	(5.2)
	Total	(11.9)	6.2

	Net Income (Loss)	$(12.9)	$25.0

	Net Income (Loss) Per Share:
	Basic:	$(.05)	$.11
	Diluted:	$(.05)	$.11

Average shares outstanding:	Basic	254,769,513	236,387,779
	Diluted	254,769,513	236,462,231

	Dividends Per Common Share:
	Cash:	$.1750	$.1725

Consolidated Statements of Comprehensive Income (Unaudited)
		Quarters Ended
		March 31,
		2011	2010
	Net income (loss) as reported	$(12.9)	$25.0

	Other comprehensive income (loss):
	Post-tax net unrealized gains (losses) on securities	(22.9)	111.5
	Other adjustments	5.5	3.1
	Net adjustments	(17.3)	114.6

	Comprehensive income (loss)	$(30.3)	$139.7

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) ($ in Millions)
		Quarters Ended
		March 31,
		2011	2010

	Cash flows from operating activities:
	Net income (loss)	$(12.9)	$25.0
	Adjustments to reconcile net income (loss) to
	net cash provided by operating activities:
	Deferred policy acquisition costs	(4.0)	5.3
	Premiums and other receivables	(28.5)	(1.7)
	Unpaid claims and related items	(54.5)	(144.5)
	Other policyholders’ benefits and funds	19.1	(21.3)
	Income taxes	(13.7)	1.7
	Prepaid federal income taxes	39.4	85.4
	Reinsurance balances and funds	(12.3)	16.4
	Realized investment (gains) losses	(6.4)	(2.9)
	Accounts payable, accrued expenses and other	22.0	17.2
	Total	(52.1)	(19.3)

	Cash flows from investing activities:
	Fixed maturity securities:
	Maturities and early calls	302.0	169.1
	Sales	123.1	68.9
	Sales of:
	Other - net	13.2	1.0
	Purchases of:
	Fixed maturity securities	(486.7)	(221.3)
	Equity securities	-	(1.0)
	Other-net	(8.8)	(5.7)
	Net decrease (increase) in short-term investments	(389.5)	43.5
	Other-net	-	2.9
	Total	(446.7)	57.4

	Cash flows from financing activities:
	Issuance of debentures and notes	537.1	70.0
	Issuance of common shares	.5	2.3
	Redemption of debentures and notes	(3.5)	(72.5)
	Dividends on common shares	(44.5)	(40.6)
	Other-net	-	.3
	Total	489.6	(40.5)

	Increase (decrease) in cash:	(9.1)	(2.3)
	Cash, beginning of period	127.3	77.3
	Cash, end of period	$118.1	$74.9

	Supplemental cash flow information:
Cash paid during the period for:	Interest	$2.5	$.4
	Income taxes	$1.3	$4.4

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1.	Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP").

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
		Quarters Ended
		March 31,
		2011	2010

	Numerator:
	Net Income (loss)	$(12.9)	$25.0
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	(12.9)	25.0
	Adjustment for interest expense incurred on
	assumed conversions of convertible senior notes	-	-
	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$(12.9)	$25.0
	Denominator:
	Denominator for basic earnings per share -
	weighted-average shares (a)	254,769,513	236,387,779
	Effect of dilutive securities - stock based compensation awards	-	74,452
	Effect of dilutive securities - convertible senior notes	-	-
	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)	254,769,513	236,462,231
Earnings per share:	Basic	$(.05)	$.11
	Diluted	$(.05)	$.11

	Anti-dilutive common share equivalents
	excluded from earnings per share computations:
	Stock based compensation awards	15,990,258	14,432,230
	Convertible senior notes	36,814,753	27,458,280
	Total	52,805,011	41,890,510

(a)
In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company’s Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, have the same voting and other rights applicable to all other common shares.

3.	Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of March 31, 2011 and December 31, 2010, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company’s estimate of OTTI is insufficient at any point in time, future periods’ net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders’ equity. The Company recognized no OTTI adjustments for the quarters ended March 31, 2011 and 2010.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities:
March 31, 2011:
U.S. & Canadian Governments	$1,298.5	$50.7	$4.3	$1,344.9
Tax-exempt	1,322.5	66.2	.4	1,388.3
Corporates	5,511.7	340.6	21.8	5,830.4
	$8,132.8	$457.6	$26.7	$8,563.7

December 31, 2010:
U.S. & Canadian Governments	$1,366.1	$57.6	$4.3	$1,419.4
Tax-exempt	1,391.0	69.2	.4	1,459.8
Corporates	5,313.2	360.2	20.5	5,652.9
	$8,070.4	$487.0	$25.3	$8,532.2

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Fixed Maturity Securities:
Due in one year or less	$792.7	$804.5
Due after one year through five years	4,211.5	4,431.6
Due after five years through ten years	2,868.4	3,074.1
Due after ten years	260.1	253.4
	$8,132.8	$8,563.7

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $244.9 at March 31, 2011 and $245.4 at December 31, 2010 follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2011	$402.7	$264.4	$.3	$666.8

December 31, 2010	$402.8	$271.7	$2.2	$672.4

The following table reflects the Company’s gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing fair value comparisons with an issuer’s adjusted cost at March 31, 2011 and December 31, 2010:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011:
Fixed Maturity Securities:
U.S. & Canadian Governments	$210.4	$4.3	$-	$-	$210.4	$4.3
Tax-exempt	20.2	.4	-	-	20.2	.4
Corporates	1,003.3	21.4	10.1	.4	1,013.4	21.8
Subtotal	1,234.0	26.3	10.1	.4	1,244.2	26.7
Equity Securities	10.8	.3	-	-	10.9	.3
Total	$1,244.9	$26.7	$10.1	$.4	$1,255.1	$27.1

December 31, 2010:
Fixed Maturity Securities:
U.S. & Canadian Governments	$318.7	$4.3	$-	$-	$318.7	$4.3
Tax-exempt	14.2	.4	-	-	14.2	.4
Corporates	729.5	19.3	26.0	1.2	755.5	20.5
Subtotal	1,062.4	24.1	26.0	1.2	1,088.5	25.3
Equity Securities	6.3	-	96.7	2.1	103.0	2.2
Total	$1,068.8	$24.1	$122.7	$3.4	$1,191.6	$27.5

At March 31, 2011, the Company held 312 fixed maturity and 3 equity securities in an unrealized loss position, representing 15.2% as to fixed maturities and 7.1% as to equity securities of the total number of such issues it held. At December 31, 2010, the Company held 283 fixed maturity and 3 equity securities in an unrealized loss position, representing 13.5% as to fixed maturities and 7.1% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 3 and 5 fixed maturity securities and 1 and 2 equity securities had been in a continuous unrealized loss position for more than 12 months as of March 31, 2011 and December 31, 2010, respectively. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures. The Company has not sold nor does it expect to sell investments for purposes of generating cash to pay claim or expense obligations.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") of mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, certain U.S. and Canadian government agency securities, and a restricted publicly traded common stock. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of March 31, 2011 and December 31, 2010.

The following table shows a summary of assets measured at fair value segregated among the various input levels described above:

	Fair value measurements as of March 31, 2011:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities
U.S. & Canadian Governments	$444.4	$900.5	$-	$1,344.9
Tax-exempt	-	1,388.3	-	1,388.3
Corporates	-	5,799.7	30.6	5,830.4
Equity securities	525.2	139.4	2.1	666.8
Short-term investments	$1,384.8	$-	$5.3	$1,390.2

	Fair value measurements as of December 31, 2010:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$483.9	$935.4	$-	$1,419.4
Tax-exempt	-	1,459.8	-	1,459.8
Corporates	-	5,622.2	30.6	5,652.9
Equity securities	525.0	145.0	2.4	672.4
Short-term investments	$998.6	$-	$5.4	$1,004.0

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders’ equity. At March 31, 2011, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

	Quarters Ended
	March 31,
	2011	2010
Investment income from:
Fixed maturity securities	$89.1	$94.3
Equity securities	2.4	.9
Short-term investments	.4	.3
Other sources	1.1	1.3
Gross investment income	93.0	96.9
Investment expenses (a)	1.5	.7
Net investment income	$91.5	$96.2

Realized gains (losses) on:
Fixed maturity securities:
Gains	$7.5	$3.0
Losses	(1.1)	(.1)
Net	6.5	2.9

Equity securities & other long-term investments	-	-
Total	6.4	2.9
Income taxes (credits)(b)	2.2	1.0
Net realized gains (losses)	$4.2	$1.9
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$(30.3)	$44.3
Less: Deferred income taxes (credits)	(10.5)	15.5
Net changes in unrealized investment gains (losses)	$(19.7)	$28.7

Equity securities & other long-term investments	$(5.1)	$127.2
Less: Deferred income taxes (credits)	(1.8)	44.5
Net changes in unrealized investment gains (losses)	$(3.2)	$82.7

(a)	Investment expenses consist of personnel costs and investment management and custody service fees, as well as a negligible amount of interest incurred on funds held.
(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

4.	Pension Plans:

As of March 31, 2011, the Company has four pension plans covering a portion of its work force. The four plans are the Old Republic International Employees Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan), the Old Republic National Title Group Pension Plan (the Title Plan), and the PMA Capital Corporation Pension Plan (the PMA Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. With the exception of the PMA Plan, these plans have been closed to new participants since December 31, 2004. The PMA Plan was frozen as of December 31, 2005. Under the terms of the freeze, the plan is closed to new participants and eligible employees retained all of their rights under the plan that they had vested as of December 31, 2005 but do not accrue any additional benefits thereafter. Plan assets are comprised principally of bonds, common stocks and short-term investments. Cash contributions of $7.3 were made to the pension plans in the first quarter of 2011, and additional cash contributions of $16.1 are expected to be made in the remaining portion of calendar year 2011.

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

	Quarters Ended
	March 31,
	2011	2010
General Insurance Group:
Net premiums earned	$532.3	$411.8
Net investment income and other income	93.2	67.3
Total revenues before realized gains or losses	$625.5	$479.1
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$68.5	$69.2
Income tax expense (credits) on above	$21.2	$21.1

Mortgage Guaranty Group:
Net premiums earned	$113.9	$136.2
Net investment income and other income	17.2	24.2
Total revenues before realized gains or losses	$131.2	$160.5
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$(101.1)	$(34.1)
Income tax expense (credits) on above	$(35.7)	$(13.2)

Title Insurance Group:
Net premiums earned	$252.6	$179.0
Title, escrow and other fees	80.1	76.1
Sub-total	332.8	255.2
Net investment income and other income	7.1	6.8
Total revenues before realized gains or losses	$339.9	$262.0
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$2.6	$(8.6)
Income tax expense (credits) on above	$.7	$(3.2)

Consolidated Revenues:
Total revenues of above Company segments	$1,096.8	$901.7
Other sources (b)	40.4	41.9
Consolidated net realized investment gains (losses)	6.4	2.9
Consolidation elimination adjustments	(14.1)	(14.0)
Consolidated revenues	$1,129.5	$932.6

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(30.0)	$26.5
Other sources – net (b)	(1.3)	1.8
Consolidated net realized investment gains (losses)	6.4	2.9
Consolidated income (loss) before income taxes (credits)	$(24.9)	$31.2

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(13.6)	$4.6
Other sources – net (b)	(.6)	.5
Income tax expense (credits) on
consolidated net realized investment gains (losses)	2.2	1.0
Consolidated income tax expense (credits)	$(11.9)	$6.2

	March 31,	December 31,
	2011	2010
Consolidated Assets:
General	$12,226.1	$12,189.8
Mortgage	2,387.8	2,537.9
Title	910.0	915.0
Other assets (b)	1,090.1	576.7
Consolidation elimination adjustments	(310.4)	(336.8)
Consolidated	$16,303.6	$15,882.7

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $5.4 and $5.3 for the quarters ended March 31, 2011 and 2010, respectively; Mortgage - $1.8 and $1.7 for the quarters ended March 31, 2011 and 2010, respectively; and Title - $1.3 and $1.3 for the quarters ended March 31, 2011 and 2010, respectively.

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

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in federal courts in two states – Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006), and Texas (Ahmad et al. v. ORNTIC, U.S. District Court, Northern District, Texas, Dallas Division, filed February 8, 2008). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The Pennsylvania suit also alleges violations of the federal Real Estate Settlement Procedures Act ("RESPA"). The Court in the Texas suit dismissed similar RESPA allegations. Classes have been certified in both actions.

Beginning in early February 2008, some 80 purported consumer class action lawsuits were filed against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. ORNTIC was a named defendant in actions filed in 5 of the states. The suits were substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. Most of the suits have since been dismissed. Of those remaining, ORNTIC is currently among the named defendants in only one of these actions, in California. The anti-trust allegations in the California action have been dismissed and only the allegations of improper business practices under state law remain. The other suits in which ORNTIC was a named defendant were dismissed at the trial court level, and the dismissals are on appeal before the 3rd and 6th Circuits U.S. Courts of Appeals.

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

On December 19, 2008, Old Republic Insurance Company ("ORIC") and Old Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois seeking declaratory judgment to rescind or terminate various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account. In February of 2009, Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies. As of March 31, 2011, Old Republic had rescinded or denied coverage on more than 18,000 defaulted loans, based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications.

On November 3, 2010, Bank of America, N.A. ("B of A") filed suit against ORIC in the U.S. District Court for the Western District of North Carolina alleging breach of contract, breach of the duty of good faith and fair dealing and bad faith with respect to ORIC’s handling of certain claims under a policy of credit indemnity insurance issued to B of A. The policy is not related to those issued to Countrywide, which are the subject of the above-noted separate litigation. The B of A suit seeks a declaratory judgment with respect to the interpretation of certain policy terms, B of A’s compliance with certain terms and conditions of the policy and the propriety of certain positions and procedures taken by ORIC in response to claims filed by B of A. The suit also seeks money damages in excess of $320, pre- and post-judgment interest and unspecified punitive damanges.

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

On November 29, 2010, a purported class action was filed in the U.S. District Court, District of Columbia, against SunTrust Bank, its two captive reinsurance subsidiaries, and seven mortgage guaranty insurance companies, including RMIC (Moses v. SunTrust Banks, Inc., et al.; Case No. 1:10-CV-02029-PLF). The suit alleges that the cession of mortgage guaranty premiums to SunTrust’s captive reinsurers amounted in part to a kickback to SunTrust for the referral of mortgage guaranty insurance business, in violation of RESPA. The suit also alleges violations of the federal Truth-in-Lending Act, Regulation Z, the District of Columbia’s Consumer Protection Procedures Act, fraudulent misrepresentation and civil conspiracy, emanating principally from a failure by SunTrust to disclose to its mortgage loan customers its captive reinsurance arrangements. The suit seeks unspecified actual, statutory, compensatory and punitive damages, injunctive relief, attorneys’ fees and costs. On March 11, 2011, the plaintiffs voluntarily dismissed all of the mortgage guaranty insurance companies, including RMIC.

On February 18, 2011, the Federal Deposit Insurance Corporation, as receiver of AmTrust Bank, filed a suit against ORIC in the U.S. District Court for the Northern District of Ohio arising out of ORIC’s termination of a credit indemnity policy issued to insure home equity loans made or held by AmTrust. The suit alleges breach of contract and seeks a declaratory judgment that ORIC’s attempted termination and/or cancellation of the policy did not terminate coverage of the insured loans and that ORIC remains obligated to provide coverage for such loans under the policy. The suit seeks damages in excess of $46, declaratory relief, pre-and post-judgment interest, attorneys’ fees and costs.

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

On March 9, 2011, the Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes. The notes bear interest at a rate of 3.75% per year, mature on March 15, 2018, and are convertible at any time prior to maturity by the holder into 64.3407 shares of common stock per one thousand dollar note.

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
3.75% Convertible Senior Notes due 2018	$550.0	$555.0	$-	$-
8% Convertible Senior Notes due 2012	316.2	376.3	316.2	399.2
ESSOP debt with an average yield of 3.76%
and 3.77%, respectively	23.4	23.4	25.8	25.8
Junior subordinated debt due 2033 - 2037
with average yields of 4.36% to 8.29%
and 4.34% to 8.29%, respectively	62.5	62.5	62.5	62.5
8.5% Senior Notes due 2018	55.6	55.6	56.4	56.4
Surplus notes due 2035 with an
average yield of 4.80% and 4.79%, respectively	10.0	10.0	10.0	10.0
Other miscellaneous debt	3.6	3.6	4.0	4.0
Total debt	$1,021.5	$1,086.6	$475.0	$558.1

On March 4, 2011, the Company terminated a $150.0 one year commercial paper credit facility.

8.	Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company’s statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. Examinations of the Company’s consolidated Federal income tax returns through year-end 2006 have been completed and no significant adjustments have resulted. The Company classifies interest and penalties as income tax expense in the consolidated statement of income.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2011 and 2010
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.3% of consolidated operating revenues for the quarter ended March 31, 2011 and 1.6% of consolidated assets as of March 31, 2011, is included within the corporate and other caption of this report.

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

As a state regulated financial institution vested with the public interest, however, business of the Company’s insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and the laws of each of the other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic’s 2010 Annual Report on Form 10-K.

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

In light of the above factors, the Company’s affairs are necessarily managed for the long run and without significant regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic’s view, such short reporting time frames do not comport well with the long-term nature of much of its business. Management believes that the Company’s operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five to ten year intervals. Such extended periods can encompass one or two economic and/or underwriting cycles, and thereby provide appropriate time frames for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY

The achievement of consistent quarterly profitability was once again delayed in this year’s first quarter. A net operating loss of $17.1 was sustained in comparison with an operating gain of $23.1 in last year’s first quarter. This year’s quarterly loss follows a $32.4 loss in the fourth quarter of 2010.

First quarter 2011 financial data includes the accounts of PMA Capital Corporation ("PMA") whose merger with Old Republic occurred on October 1, 2010. The inclusion of PMA-related accounts in this year’s first quarter had a positive effect on consolidated operating revenues and net operating results of approximately $142.0 and $7.0, respectively.

From a business segment standpoint, quarter-over-quarter comparisons reflect relatively flat profitability for Old Republic’s general insurance business, a much greater operating loss in mortgage guaranty, and a positive turn to title insurance profitability for the fourth consecutive quarter.

Consolidated Results – The major components of Old Republic’s consolidated results and other data for the periods reported upon are shown below.

	Quarters Ended March 31,
	2011	2010	Change
Operating revenues:
General insurance	$625.5	$479.1	30.6%
Mortgage guaranty	131.2	160.5	-18.2
Title insurance	339.9	262.0	29.7
Corporate and other	26.2	27.8	-5.6
Total	$1,123.0	$929.6	20.8%
Pretax operating income (loss):
General insurance	$68.5	$69.2	-1.1%
Mortgage guaranty	(101.1)	(34.1)	-196.6
Title insurance	2.6	(8.6)	130.2
Corporate and other	(1.3)	1.8	-176.3
Sub-total	(31.4)	28.3	-210.9
Realized investment gains (losses):
From sales	6.4	2.9
From impairments	-	-
Net realized investment gains (losses)	6.4	2.9	117.9
Consolidated pretax income (loss)	(24.9)	31.2	-179.6
Income taxes (credits)	(11.9)	6.2	-292.6
Net income (loss)	$(12.9)	$25.0	-151.6%

Consolidated underwriting ratio:
Benefits and claim ratio	63.8%	59.6%
Expense ratio	47.0	47.4
Composite ratio	110.8%	107.0%

Components of diluted
earnings per share:
Net operating income (loss)	$(0.07)	$0.10	-170.0%
Net realized investment gains (losses)	0.02	0.01
Net income (loss)	$(0.05)	$0.11	-145.5%

Cash dividends paid per share	$0.1750	$0.1725	1.4%

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

The preceding table shows both operating and net income or loss to highlight the effects of realized investment gain or loss recognition on period-to-period comparisons. The composition of realized gains shown in the preceding table is summarized below:

	Quarters Ended
	March 31,
	2011	2010
Realized gains (losses) from sales of
previously impaired securities:
Actual tax basis (loss) on sales	$-	$-
Accounting adjustment for impairment
charges taken in prior periods	.4	-
Net amount included herein	.4	-
Net realized gains from sales of all other securities	6.0	2.9
Net gain (loss) from actual sales	6.4	2.9
Net realized losses from impairments	-	-
Net realized investment gains (losses) reported herein	$6.4	$2.9

General Insurance Results – Operating earnings for 2011’s first quarter were affected by moderately higher claim costs and the above-noted inclusion of PMA’s accounts. Key indicators of quarter-over-quarter performance are shown in the following table:
	General Insurance Group
	Quarters Ended March 31,
	2011	2010	Change
Net premiums earned	$532.3	$411.8	29.3%
Net investment income	66.4	64.6	2.7
Benefits and claims costs	389.7	290.7	34.0
Pretax operating income (loss)	$68.5	$69.2	-1.1%

Claim ratio	73.2%	70.6%
Expense ratio	24.9	26.7
Composite ratio	98.1%	97.3%

First quarter, 2011 inclusion of PMA-related accounts resulted in approximate increases of $113.7 in net premiums earned, $3.6 in net investment income, $80.8 in benefits and claims costs, and $10.9 in pretax operating income. The latter amount is stated after deduction of PMA’s interest and general corporate expenses of $2.5.

Excluding PMA’s contribution, the remaining portion of general insurance net premiums earned reflected basically flat quarter-over-quarter comparisons. As reported for the past several years, the combination of recessionary conditions and a soft pricing environment in the commercial insurance arena has constrained premium growth. Lessened economic activity affects such factors as insureds’ sales and employment levels, both of which are important elements upon which Old Republic’s insurance premiums are based.

Overall general insurance underwriting performance was relatively stable in this year’s first quarter. However, the consumer credit indemnity coverage which is in temporary run off and thus reflects renewal premiums from 2008 and prior production, continued to produce significantly adverse underwriting results. As a consequence, the overall general insurance claim ratio was burdened by an additional 4.3 and 3.9 percentage points in the first quarter of 2011 and 2010, respectively.

While the PMA merger produced a meaningful addition to the General Insurance segment’s invested asset base, net investment income did not grow commensurably. The lower yields available for newly investable funds and the relatively short maturity configuration of the investment portfolio continued to impede revenue growth.

Mortgage Guaranty Results – Operating performance in this year’s first quarter was impacted adversely by higher claim costs and much lower net investment income from a smaller invested asset base.  Key indicators of this segment’s quarterly results are shown in the following tables:

	Mortgage Guaranty Group
	Quarters Ended March 31,
	2011	2010	Change
Net premiums earned	$113.9	$136.2	-16.4%
Net investment income	16.6	23.1	-28.0
Claims costs	212.7	173.3	22.7
Pretax operating income (loss)	$(101.1)	$(34.1)	-196.6%

Claim ratio	186.7%	127.2%
Expense ratio	15.1	13.5
Composite ratio	201.8%	140.7%

In the first quarter of 2010, Old Republic’s mortgage guaranty subsidiaries had negotiated the terminations of various captive reinsurance and pool insurance contracts. From a financial accounting standpoint, premiums obtained upon terminations of captive reinsurance agreements are recognized as income when they are received rather than being deferred to future periods when the related claim costs are expected to arise. While terminations of pool insurance contracts cause a reduction of incurred claims due to the positive effect of reserves transferred, cash outflows ensue. As a result of these transactions, net premiums earned were enhanced by $5.4, net losses incurred were reduced by $30.3, and net operating cash outflows of $166.8 were sustained in last year’s first quarter.

Mortgage Guaranty Group earned premiums continued to decline in the latest quarter. The reduction stemmed from lower volumes of new insurance, premium refunds related to claim rescissions, and the above noted termination of pool insurance contracts which transferred subsequent premium flows. Moreover, new business volume reflected ongoing weakness from the downturn in overall mortgage originations, industry-wide penetration of the nation's current mortgage market, and the effects of the more selective underwriting guidelines in place since late 2007.

Net investment income declined as the result of a lower invested asset base brought about by higher claim disbursements, lower premium volume, termination of insured mortgage pools, and a low yield environment for quality securities to which the investment portfolio is directed.

Apart from the effect of the aforementioned captive and pool transactions on 2010 premiums and claim costs, mortgage guaranty recurring claim costs rose by 4.4% in this year’s first quarter. While newly reported defaults and cure rates reflected improved trends, much higher claim payments and reduced levels of claim rescissions and denials added measurably to the latest quarter’s incurred claims. The following table shows the major components of incurred claim ratios with the above noted effects of captive reinsurance and pool insurance contract terminations.

		Mortgage Guaranty Group
		Quarters Ended
		March 31,
		2011	2010
	Components of incurred claim ratio as a
	percent of earned premiums:
	Paid claims:
	Excluding captive and pool transactions	253.0%	114.7%
	Captive and pool transactions	-.3	121.8
	Paid claim ratio	252.7	236.5
	Claim reserve provisions:
	Excluding captive and pool transactions	-66.1	41.0
	Captive and pool transactions	.1	-150.3
	Claim reserve provision ratio	-66.0	-109.3
Incurred claim ratio:	As reported	186.7%	127.2%
	Excluding captive
	and pool transactions	186.9%	155.7%

Production and other expenses declined by nearly 8% quarter-over-quarter. From an expense ratio standpoint, however, this beneficial effect was largely negated by a greater decline in the earned premium base.

Title Insurance Results – Old Republic’s title business continued to reflect the positive operating momentum that first emerged in the second quarter of 2009.  Key performance indicators are shown below:

	Title Insurance Group
	Quarters Ended March 31,
	2011	2010	Change
Net premiums and fees earned	$332.8	$255.2	30.4%
Net investment income	6.6	6.6	.6
Claims costs	26.0	18.8	38.4
Pretax operating income (loss)	$2.6	$(8.6)	130.2%

Claim ratio	7.8%	7.4%
Expense ratio	93.0	98.5
Composite ratio	100.8%	105.9%

Continued growth in premiums and fees benefitted mostly from market share gains emanating from title industry dislocations and consolidation during the past three years or so. The claim ratio for this year’s first quarter was slightly elevated as it reflected moderate additions to reserve levels responding to current claim emergence trends. While production and other expenses rose by 23.6% quarter-over-quarter, the increase was significantly lower than the 30.4% growth in premiums and fees revenues.

Corporate and Other Operations – The Company’s small life and health business and the net costs associated with the parent holding company and its internal services subsidiaries produced a small loss for the first quarter of 2011. Period-to-period variations in the results posted by these relatively minor elements of Old Republic’s operations usually stem from volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest expenses on intra-system financing arrangements.

	Quarters Ended March 31,
	2011	2010	Change
Life & health premiums earned	$23.8	$25.1	-5.0%
Net investment income	1.7	1.8	-2.9
Other income	.6	.8	-28.6
Benefits and claims	11.6	11.2	4.1
Insurance expenses	12.6	12.4	1.5
Corporate and other expenses-net	3.2	2.3	43.1
Pretax operating income (loss)	$(1.3)	$1.8	-176.3%

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic's consolidated cash and invested assets as well as shareholders' equity accounts at the dates shown:

					% Change
		March	December	March	March '11/	March '11/
		2011	2010	2010	Dec '10	March '10
Cash and invested assets:	Fair value basis	$10,891.4	$10,490.7	$9,985.9	3.8%	9.1%
	Original cost basis	$10,450.3	$10,015.1	$9,561.2	4.3%	9.3%

Shareholders’ equity:	Total	$4,050.1	$4,121.4	$3,995.8	-1.7%	1.4%
	Per common share	$15.87	$16.16	$16.90	-1.8%	-6.1%

Composition of shareholders’ equity per share:
Equity before items below		$14.14	$14.36	$14.92	-1.5%	-5.2%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		1.73	1.80	1.98
Total		$15.87	$16.16	$16.90	-1.8%	-6.1%

Consolidated cash flow from operating activities produced a deficit of $52.1 for the first three months of 2011 compared to a deficit of $19.3 for the same period of 2010.

The consolidated investment portfolio reflects a current allocation of approximately 80% to fixed-maturity securities and 6% to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives. These are intended to assure solid funding of its insurance subsidiaries’ long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of capital accounts.   The consolidated cash and invested assets base at March 31, 2011 is inclusive of net proceeds of approximately $537 from the issuance of 3.75% Convertible Senior Notes due 2018 which were sold in early March 2011.

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

Old Republic's equity investments include common stock holdings in two leading publicly held mortgage guaranty ("MI") businesses (MGIC Investment Corp. and The PMI Group). These securities were acquired in 2007 and 2008 as passive long-term investment additions for a core segment of Old Republic’s business in anticipation of a cyclical recovery of the MI industry in 2010. In management’s judgment, the past three years’ depressed market valuations of companies operating in the housing and mortgage-lending sectors of the American economy have been impacted significantly by cyclical and macroeconomic conditions affecting these sectors, and by the systemic dysfunctionality of the banking and mortgage-lending industries. As shown in the following table, the March 31, 2011 aggregate fair value of the two securities was still significantly below their original cost but approximately 92% above the other-than-temporarily-impaired level to which they were written down in 2008.

		As of and for Periods Ended:
		March 31,	December 31
		2011	2010	2009
Total value of the two MI investments:	Original cost	$313.2	$313.2	$416.4
	Impaired cost	75.6	75.6	106.8
	Fair value	144.8	167.9	130.7
	Underlying equity(*)	$124.4	$136.2	$274.6

	Pretax other-than-temporary impairments
	recorded in income statement of the period	$-	$-	$-
	Pretax unrealized investment gains (losses)
	recorded directly in shareholders’ equity account:
	For the period	$(23.0)	$68.4	$48.0
	Cumulatively	$69.2	$92.3	$23.9

(*) Underlying equity based on latest reports (which may lag by one quarter) issued by investees.

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and impairments or changes in market valuations of invested assets during the periods shown below:

	Shareholders’ Equity Per Share
	Quarters Ended March 31,
	2011	2010
Beginning balance	$16.16	$16.49
Changes in shareholders’ equity:
Net operating income (loss)	(0.07)	0.10
Net realized investment gains (losses):
From sales	0.02	0.01
From impairments	-	-
Subtotal	0.02	0.01
Net unrealized investment gains (losses)	(0.09)	0.47
Total realized and unrealized investment gains (losses)	(0.07)	0.48
Cash dividends	(0.17)	(0.17)
Stock issuance, foreign exchange, and other transactions	0.02	-
Net change	(0.29)	0.41
Ending balance	$15.87	$16.90

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

FINANCIAL ACCOUNTING AND REPORTING POLICIES

The Company’s annual and interim financial statements incorporate a large number and types of estimates relative to matters which are highly uncertain at the time the estimates are made. The estimation process required of an insurance enterprise is by its very nature highly dynamic inasmuch as it necessitates a continuous evaluation, analysis, and quantification of factual data as it becomes known to the Company. As a result, actual experienced outcomes can differ from the estimates made at any point in time, and thus affect future periods’ reported revenues, expenses, net income or loss, and financial condition.

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity and equity investments; b) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; c) the recoverability of reinsured paid and/or outstanding losses; and d) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company’s 2010 Annual Report on Form 10K.

In recent years, the Financial Accounting Standards Board ("FASB") has issued various releases requiring additional financial statement disclosures, and to provide guidance relative to the application of such releases. Of particular relevance to the Company’s financial statements are recent disclosure requirements pertaining to uncertainties affecting income tax provisions, methodologies for establishing the fair value and recording of other-than-temporary impairments of securities, possible consolidation of variable interest entities, and composition of plan assets held by the Company's defined benefit plans. The requisite disclosures and explanations of these matters have been included in the footnotes to the Company’s financial statements. In October 2010, the FASB also issued new guidance relative to the calculation of deferral of acquisition costs incurred by insurance entities. This new guidance is discussed further in Note 1 of the Notes to Consolidated Financial Statements.

FINANCIAL POSITION

The Company’s financial position at March 31, 2011 reflected increases in assets and liabilities of 2.7% and 4.2%, respectively, and a decrease in common shareholders’ equity of 1.7% when compared to the immediately preceding year-end. Cash and invested assets represented 66.8% and 66.1% of consolidated assets as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the invested asset base rose by 4.0% to $10,665.3 principally as a result of investing the net proceeds from a public offering of convertible senior notes (see Note 7) offset by negative consolidated operating cash flows, a decline in the fair value of investments, and the payment of cash dividends to common shareholders.

Investments - During the first quarter of 2011 and 2010, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities. At both March 31, 2011 and 2010, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO’s"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At March 31, 2011, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2011. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	March 31,	December 31,
	2011	2010
Aaa	19.8%	21.3%
Aa	19.9	20.6
A	31.5	29.9
Baa	27.6	26.9
Total investment grade	98.8	98.7
All other (b)	1.2	1.3
Total	100.0%	100.0%

(a)
Credit quality ratings used are those assigned primarily by Moody’s for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor’s ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody’s ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	March 31, 2011
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$7.4		$.1
Total	$7.4	(c)	$.1

(c)	Represents .09% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	March 31, 2011
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Municipals	$110.5		$5.9
U.S. Governments and Agencies	202.3		4.1
Utilities	170.9		4.1
Industrials	71.5		1.9
Other (includes 17 industry groups)	708.0		10.4
Total	$1,263.4	(d)	$26.6

(d)	Represents 15.5% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	March 31, 2011
			Gross
			Unrealized
	Cost		Losses
Equity Securities by Industry Concentration:
Health Care	$6.3		$.3
Utilities	4.8		-
Insurance	-		-
Total	$11.2	(e)	$.3	(f)

(e)	Represents 2.8% of the total equity securities portfolio.
(f)	Represents .1% of the adjusted cost of the total equity securities portfolio, while gross unrealized gains represent 65.7% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	March 31, 2011
	Amortized Cost
	of Fixed Maturity Securities		Gross Unrealized Losses
		Non-		Non-
		Investment		Investment
	All	Grade Only	All	Grade Only
Maturity Ranges:
Due in one year or less	$57.3	$-	$.1	$-
Due after one year through five years	461.3	7.4	6.6	.1
Due after five years through ten years	561.7	-	12.4	-
Due after ten years	190.4	-	7.3	-
Total	$1,270.9	$7.4	$26.7	$.1

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	March 31, 2011
	Amount of Gross Unrealized Losses
	Less than			Total Gross
	20% of	20% to 50%	More than	Unrealized
	Cost	of Cost	50% of Cost	Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$26.3	$-	$-	$26.3
Seven to twelve months	-	-	-	-
More than twelve months	.1	.2	-	.4
Total	$26.4	$.2	$-	$26.7
Equity Securities:
One to six months	$.3	$-	$-	$.3
Seven to twelve months	-	-	-	-
More than twelve months	-	-	-	-
Total	$.3	$-	$-	$.3

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	308	-	-	308
Seven to twelve months	1	-	-	1
More than twelve months	2	1	-	3
Total	311	1	-	312	(g)
Equity Securities:
One to six months	2	-	-	2
Seven to twelve months	-	-	-	-
More than twelve months	-	1	-	1
Total	2	1	-	3	(g)

(g)	At March 31, 2011, the number of issues in an unrealized loss position represent 15.2% as to fixed maturities, and 7.1% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses is based on balance sheet date fair value comparisons with an issue’s original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (March 31, 2011 in the above table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2011	2010
Maturity Ranges:
Due in one year or less	9.7%	10.5%
Due after one year through five years	51.8	52.2
Due after five years through ten years	35.3	34.6
Due after ten years through fifteen years	1.3	1.3
Due after fifteen years	1.9	1.4
Total	100.0%	100.0%

Average Maturity in Years	4.7	4.6
Duration (h)	3.9	3.8

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of March 31, 2011 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.9%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2011	2010
Fixed Maturity Securities:
Amortized cost	$8,132.8	$8,070.4
Estimated fair value	8,563.7	8,532.2
Gross unrealized gains	457.6	487.0
Gross unrealized losses	(26.7)	(25.3)
Net unrealized gains (losses)	$430.9	$461.7

Equity Securities:
Original cost	$647.7	$648.3
Adjusted cost(*)	402.7	402.8
Estimated fair value	666.8	672.4
Gross unrealized gains	264.4	271.7
Gross unrealized losses	(.3)	(2.2)
Net unrealized gains (losses)	$264.0	$269.5

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $306.5 in dividends from its subsidiaries in 2011 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. From time to time additional cash needs are also met by accessing the debt and equity capital markets. At March 31, 2011, the Company’s consolidated debt to equity ratio was 25.2%, a level it currently does not expect to exceed for the immediate future.

Capitalization - Old Republic’s total capitalization of $5,071.7 at March 31, 2011 consisted of debt of $1,021.5 and common shareholders' equity of $4,050.1. Changes in the common shareholders’ equity account reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 30 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year’s cash dividend rate, the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management’s long-term expectations for the Company’s consolidated business.

Under state insurance regulations, the Company’s three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. If a company’s risk to capital ratio exceeds the limit or its capital falls below the minimum prescribed levels, absent expressed regulatory approval, it may be prohibited from writing new business until its risk to capital ratio falls below the limit or it reestablishes the required minimum levels of capital. At March 31, 2011, the statutory risk to capital ratio was 31.6:1 for the three companies combined. A continuation of operating losses could further reduce statutory surplus thus increasing the risk to capital ratio which the Company evaluates on a quarterly basis.

The Company’s principal mortgage insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"), breached the minimum capital requirement during the third quarter of 2010. In anticipation of this occurrence, RMIC had previously requested and currently operates under waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in states with such requirements with the exception of Ohio and Missouri. These waivers are subject to monitoring and other conditions which vary by state. The waivers in several states, including the domiciliary state of North Carolina, expire on July 1, 2011, and as a result the Company has petitioned the State of North Carolina for an extension of the waiver. In all cases, waivers may be withdrawn at anytime at a regulator's discretion. Absent a waiver, RMIC could be barred from writing any new business in one or all of these states unless and until its capital base has necessarily recovered. New insurance written in the states that have not issued a waiver to RMIC represented 8.5% of such new insurance for the quarter ended March 31, 2011.

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

The Company’s mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the Mortgage Guaranty Group's risk factors discussion on premium income and long-term claim exposures in the Company's 2010 Annual Report on Form 10-K under Item 1A - Risk Factors, there is a risk that the revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 30.2% of 2011 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 69.8% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
						% Change
						from prior
	General	Mortgage	Title	Other	Total	period
Years Ended December 31:
2008	$1,989.3	$592.5	$656.1	$80.1	$3,318.1	-7.9%
2009	1,782.5	644.5	888.4	73.3	3,388.9	2.1
2010	1,782.1	498.8	1,211.0	81.4	3,573.5	5.4
Quarters Ended March 31:
2010	411.8	136.2	255.2	25.1	828.5	6.6
2011	$532.3	$113.9	$332.8	$23.8	$1,003.0	21.1%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial			Inland
	Automobile			Marine
	(mostly	Workers’	Financial	and	General
	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended December 31:
2008	34.9%	21.0%	16.1%	9.7%	7.5%	10.8%
2009	36.6	21.7	13.5	9.5	8.0	10.7
2010	38.0	25.2	11.2	8.9	6.4	10.3
Quarters Ended March 31:
2010	39.3	22.9	11.5	9.5	7.1	9.7
2011	32.4%	37.0%	9.0%	7.5%	5.8%	8.3%

Earned premiums included in the above table within the Financial Indemnity Coverages category and related risk in force pertaining to the Company’s consumer credit indemnity ("CCI") coverage have reflected a generally declining trend since 2008. The decline is largely due to a temporary discontinuation of active sales efforts due to the lack of market demand for the Company’s current offerings. The following table shows CCI net premiums earned during the indicated periods and the maximum calculated risk in force at the end of the respective periods. Net earned premiums include additional premium adjustments arising from the variable claim experience of individual policies subject to retrospective rating plans. Risk in force reflects estimates of the maximum risk exposures at the inception of individual policies adjusted for cumulative claim costs and the lower outstanding loan balances attributed to such policies through the end of the periods shown below.

	Net CCI Earned Premiums
		% of General
		Insurance	Risk in
	Amount	Group	Force
Years Ended December 31:
2008	$204.3	10.3%	$2,613.8
2009	121.4	6.8	2,004.8
2010	87.9	4.9	1,518.6
Quarters Ended March 31:
2010	17.7	4.3	1,819.6
2011	$20.8	3.9%	$1,427.4

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
	Traditional
New Insurance Written:	Primary	Bulk	Other	Total
Years Ended December 31:
2008	$20,861.9	$3.5	$1,123.5	$21,989.0
2009	7,899.2	-	.5	7,899.8
2010	3,990.2	-	-	3,990.2
Quarters Ended March 31:
2010	748.3	-	-	748.3
2011	$688.2	$-	$-	$688.2

	Traditional
New Risk Written by Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2008	$4,815.0	$.6	$11.8	$4,827.5
2009	1,681.7	-	-	1,681.7
2010	930.0	-	-	930.0
Quarters Ended March 31:
2010	168.2	-	-	168.2
2011	$160.2	$-	$-	$160.2

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:			Traditional
Years Ended December 31:	Direct	Net	Primary	Bulk
2008	$698.4	$592.5	83.9%	88.4%
2009	648.6	644.5	82.8	88.3
2010	529.5	498.8	82.1	88.0
Quarters Ended March 31:
2010	145.8	136.2	83.6	88.3
2011	$120.0	$113.9	81.6%	86.3%

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.6% of total net risk in force as of March 31, 2011, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
	Traditional
Net Risk in Force By Type:	Primary	Bulk	Other	Total
As of December 31:
2008	$20,463.0	$2,055.0	$457.0	$22,975.1
2009	18,727.9	1,776.7	297.2	20,801.9
2010	16,557.4	1,187.0	256.1	18,000.6
As of March 31:
2010	18,209.6	1,507.4	274.8	19,991.9
2011	$16,058.7	$1,149.5	$248.6	$17,457.0

Analysis of Risk in Force
			FICO
	FICO less	FICO 620	Greater	Unscored/
Risk in Force Distribution By FICO Scores:	than 620	to 680	than 680	Unavailable

Traditional Primary:
As of December 31:
2008	7.0%	30.5%	60.5%	2.0%
2009	6.5	28.8	63.1	1.6
2010	6.4	27.5	64.7	1.4
As of March 31:
2010	6.5	28.5	63.4	1.6
2011	6.3%	27.3%	65.0%	1.4%

Bulk(a):
As of December 31:
2008	18.2%	33.7%	47.9%	.2%
2009	17.6	33.1	49.2	.1
2010	23.2	32.1	44.6	.1
As of March 31:
2010	20.2	33.4	46.3	.1
2011	23.5%	32.1%	44.3%	.1%

	LTV	LTV	LTV	LTV
	85.0	85.01	90.01	Greater
Risk in Force Distribution By Loan to Value ("LTV") Ratio:	and below	To 90.0	To 95.0	than 95.0

Traditional Primary:
As of December 31:
2008	5.1%	35.5%	31.6%	27.8%
2009	5.3	36.4	31.6	26.7
2010	5.2	36.5	32.3	26.0
As of March 31:
2010	5.3	36.5	31.6	26.6
2011	5.2%	36.3%	32.5%	26.0%

Bulk(a):
As of December 31:
2008	63.5%	20.1%	8.6%	7.8%
2009	65.9	18.4	7.8	7.9
2010	57.7	22.8	9.6	9.9
As of March 31:
2010	61.8	20.6	8.7	8.9
2011	57.4%	22.9%	9.8%	9.9%

(a)	Bulk pool risk in-force, which represented 31.7% of total bulk risk in-force at March 31, 2011, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	PA	VA	NC
As of December 31:
2008	8.3%	8.1%	5.2%	5.2%	3.2%	5.5%	3.1%	3.8%	2.9%	4.4%
2009	8.1	8.5	5.2	5.1	3.2	5.5	3.1	4.0	2.9	4.5
2010	7.5	8.7	5.2	5.0	3.3	5.1	3.1	4.2	2.9	4.7
As of March 31:
2010	8.0	8.5	5.2	5.1	3.2	5.4	3.1	4.0	2.9	4.5
2011	7.5%	8.7%	5.2%	4.9%	3.3%	5.1%	3.1%	4.2%	3.0%	4.7%

	Bulk (a)
	FL	TX	GA	IL	OH	CA	NJ	PA	AZ	NY
As of December 31:
2008	10.0%	4.6%	4.0%	3.9%	3.1%	18.2%	3.4%	2.7%	4.3%	5.4%
2009	10.4	4.6	4.0	4.0	3.2	17.8	3.5	2.6	4.1	5.4
2010	9.9	5.3	4.3	4.0	3.9	15.8	3.3	3.1	3.5	6.0
As of March 31:
2010	9.9	5.1	4.1	4.0	3.5	16.2	3.5	2.9	3.9	5.8
2011	10.0%	5.3%	4.3%	4.0%	3.9%	15.6%	3.3%	3.1%	3.5%	6.1%

	Full	Reduced
Risk in Force Distribution By Level of Documentation:	Docu-	Docu-
	Mentation	Mentation
Traditional Primary:
As of December 31:
2008	90.0%	10.0%
2009	91.1	8.9
2010	92.4	7.6
As of March 31:
2010	91.4	8.6
2011	92.5%	7.5%

Bulk (a):
As of December 31:
2008	49.1%	50.9%
2009	49.4	50.6
2010	57.7	42.3
As of March 31:
2010	53.1	46.9
2011	57.8%	42.2%

Risk in Force Distribution By Loan Type:	Fixed Rate
	& ARMS	ARMS
	with resets	with resets
	>= 5 years	< 5 years
Traditional Primary:
As of December 31:
2008	95.8%	4.2%
2009	96.3	3.7
2010	96.8	3.2
As of March 31:
2010	96.4	3.6
2011	96.8%	3.2%

Bulk (a):
As of December 31:
2008	74.4%	25.6%
2009	75.4	24.6
2010	69.6	30.4
As of March 31:
2010	72.6	27.4
2011	69.8%	30.2%

(a)	Bulk pool risk in-force, which represented 31.7% of total bulk risk in-force at March 31, 2011, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
		Independent
		Title
	Direct	Agents &
	Operations	Other
Years Ended December 31:
2008	36.8%	63.2%
2009	38.5	61.5
2010	35.6	64.4
Quarters Ended March 31:
2010	36.6	63.4
2011	30.2%	69.8%

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

						Fair	Invested
	Invested Assets at Adjusted Cost					Value	Assets at
				Corporate		Adjust-	Fair
	General	Mortgage	Title	and Other	Total	ment	Value
As of December 31:
2009	$5,670.9	$2,466.3	$615.2	$355.2	$9,107.8	$580.6	$9,688.4
2010	6,451.2	2,039.2	636.0	394.1	9,520.5	738.7	10,259.3
As of March 31:
2010	5,700.4	2,379.2	598.1	368.2	9,046.1	752.3	9,798.5
2011	$6,479.5	$1,934.2	$649.2	$899.8	$9,962.8	$702.4	$10,665.3

	Net Investment Income					Yield at
				Corporate		Original	Fair
	General	Mortgage	Title	and Other	Total	Cost	Value
Years Ended
December 31:
2008	$253.6	$86.8	$25.1	$11.6	$377.3	4.27%	4.33%
2009	258.9	92.0	25.2	7.2	383.5	4.15	4.17
2010	260.1	84.9	26.5	7.3	379.0	3.94	3.80
Quarters Ended
March 31:
2010	64.6	23.1	6.6	1.8	96.2	4.09	3.95
2011	$66.4	$16.6	$6.6	$1.7	$91.5	3.66%	3.50%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first quarters of both 2011 and 2010, 71.0%, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. The 2010 realized gains on fixed maturity securities reflect the sale of certain tax-exempt municipal bonds. The gains on equity securities generally reflect the recovery of value realized upon the sale of common stocks impaired in 2008. All sales proceeds were redirected to taxable bonds with higher investment yields and a diversified portfolio of equity securities, with concentrations within the utility and energy industries.

	Realized Gains (Losses) on
	Disposition of Securities			Impairment Losses on Securities
		Equity			Equity
		securities			securities		Net
	Fixed	and miscell-		Fixed	and miscell-		realized
	maturity	aneous		maturity	aneous		gains
	securities	investments	Total	securities	investments	Total	(losses)
Years Ended
December 31:
2008	$(25.0)	$20.9	$(4.1)	$(11.5)	$(470.7)	$(482.3)	$(486.4)
2009	4.2	11.7	15.9	(1.5)	(8.0)	(9.5)	6.3
2010	79.1	31.2	110.3	-	(1.2)	(1.2)	109.1
Quarters Ended
March 31:
2010	2.9	-	2.9	-	-	-	2.9
2011	$6.5	$-	$6.4	$-	$-	$-	$6.4

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years’ claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2011 and December 31, 2010:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2011		December 31, 2010
	Gross	Net	Gross	Net

Commercial automobile (mostly trucking)	$1,120.5	$934.3	$1,111.8	$917.5
Workers’ compensation	3,495.9	1,818.7	3,508.5	1,823.0
General liability	1,328.2	653.7	1,317.3	650.4
Other coverages	606.2	386.1	624.6	387.9
Unallocated loss adjustment expense reserves	188.1	146.2	191.0	149.1
Total general insurance reserves	6,739.1	3,939.1	6,753.5	3,928.1

Mortgage guaranty	1,640.1	1,538.7	1,729.7	1,614.0
Title	290.1	290.1	281.2	281.2
Life and health	26.6	21.0	24.2	20.0
Unallocated loss adjustment expense reserves -
other coverages	25.8	25.8	25.8	25.8
Total claim and loss adjustment expense reserves	$8,722.0	$5,815.0	$8,814.6	$5,869.3
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$191.5	$142.6	$195.7	$144.9
% of total general insurance reserves	2.8%	3.6%	2.9%	3.7%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Quarters Ended March 31,
	2011	2010
Net reserve increase (decrease):
General Insurance	$11.0	$3.0
Mortgage Guaranty	(75.3)	(148.9)
Title Insurance	9.0	(.4)
Other	.9	2.0
Total	$(54.2)	$(144.3)

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	March 31,	December 31,
	2011	2010
General Insurance	$1,930.6	$1,905.1
Mortgage Guaranty	51.2	46.2
Title Insurance	230.3	216.5
Other	5.1	5.0
Total	$2,217.4	$2,172.9

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

Aggregate loss reserves consist of liability estimates for claims that have been reported ("case") to the Company’s insurance subsidiaries and IBNR or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years’ cost experience and trends, and are intended to cover the unallocated costs of claim departments’ administration of case and IBNR claims over time. Long-term, disability-type workers’ compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%.

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

Incurred Loss Experience

Management believes that the Company’s overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and, accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management’s opinion, however, such potential development is not likely to have a material effect on the Company’s consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company’s 2010 Annual Report on Form 10-K under Item 1A - Risk Factors.

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2008	73.0%	199.3%	7.0%	81.8%
2009	76.3	176.0	7.9	76.7
2010	76.4	153.6	8.0	63.4
Quarters Ended March 31:
2010	70.6	127.2	7.4	59.6
2011	73.2%	186.7%	7.8%	63.8%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claims Ratios by Type of Coverage
		Commercial			Inland
		Automobile			Marine
	All	(mostly	Workers’	Financial	and	General
	Coverages	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended
December 31:
2008	73.0%	76.1%	69.4%	95.0%	60.5%	64.4%	53.9%
2009	76.3	71.5	74.9	117.8	63.0	65.6	60.1
2010	76.4	73.0	70.7	126.9	62.8	64.6	67.1
Quarters Ended
March 31:
2010	70.6	76.5	72.2	85.4	49.7	52.4	71.6
2011	73.2%	78.4%	71.6%	104.7%	59.4%	56.8%	60.1%

Excluding the impact of Old Republic’s CCI business, the overall general insurance claims ratio shows reasonably consistent trends for the past three years. To a large extent, this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in the periods shown was driven principally by greater claim frequencies experienced in Old Republic’s CCI coverage. Even though consumer loan delinquency rates have subsided fairly steadily over the past year, the greater CCI claims costs in the current 2011 quarter were driven by the retention of higher reserve levels until there is greater certainty around these indicated trends.

The following table shows CCI claims related trends for the periods shown:

					Effect on
					General	Reported
	CCI Claim Costs				Insurance	Delinquency	Claim
	Paid		Incurred		Claim	Rate at End	Rescissions
	Amount	Ratio (a)	Amount	Ratio (a)	Ratio (b)	of Period	and Denials
Years Ended December 31:
2008	$250.4	122.6%	$258.6	126.6%	6.1%	6.0%	$268.9
2009	256.9	211.6	214.7	176.9	7.3	6.8	974.0
2010	265.4	301.8	212.5	241.7	8.6	4.6	621.5
Quarters Ended March 31:
2010	42.0	237.5	28.0	158.4	3.9	6.8	232.7
2011	$36.4	174.8%	$37.1	178.1%	4.3%	4.8%	$59.6

(a)	Percent of net CCI earned premiums.
(b)	Represents the percentage point increase in the general insurance claim ratio.

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

Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages’ reserves, typically workers’ compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 6.6 years (gross) and 10.6 years (net of reinsurance) as of March 31, 2011 and 5.9 years (gross) and 10.0 years (net of reinsurance) as of December 31, 2010. The survival ratios are presented on a pro forma basis as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .6% of general insurance group net incurred losses for the five years ended December 31, 2010.

The mortgage guaranty claim ratio in the first quarter of 2011 was affected mostly by higher claim payments and reduced levels of claim rescissions and denials. As indicated in the above Executive Summary, Old Republic's mortgage guaranty subsidiaries negotiated the termination of various captive reinsurance and pool insurance contracts during the first quarter of 2010. Taken together all of these transactions reduced the incurred claims ratio by  28.5 percentage points for the first quarterof 2010. These claim ratios had risen through year-end 2009 principally as a result of higher reserve provisions and paid losses. Reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower’s ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower’s ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigations costs, legal fees, and accumulated interest expenses.

In common with all other insurance lines, mortgage guaranty paid and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company, and exclude claims not paid by virtue of coverage rescissions and claim denials shown in the table below. In a similar vein, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves entering into the determination of incurred claim costs take into account a large number of variables one of which relates to changes in claim cost estimates for anticipated coverage rescissions and claims denials. The effect of changes in anticipated coverage rescissions and claims denials on period end claim reserve estimates resulted in increases to incurred losses of $96.1 and $268.2 for the quarters ended March 31, 2011 and 2010, respectively.

Certain mortgage guaranty  average claims related trends are listed below:

	Average Paid Claim		Reported Delinquency
	Amount (c)		Ratio at End of Period		Claim
	Traditional		Traditional		Rescissions
	Primary	Bulk	Primary	Bulk	and Denials
Years Ended December 31:
2008	$43,532	$56,481	10.34%	17.17%	$211.0
2009	48,492	59,386	16.83	30.81	719.5
2010	47,954	58,184	15.55	24.54	748.8
Quarters Ended March 31:
2010	47,874	61,878	16.89	28.72	198.0
2011	$47,552	$57,626	14.47%	25.47%	$108.4

(c)	Amounts are in whole dollars.

	Traditional Primary Delinquency Ratios for Top Ten States (d):
	FL	TX	GA	IL	OH	CA	NJ	PA	VA	NC
As of December 31:
2008	21.9%	7.1%	11.1%	10.8%	11.0%	19.8%	11.4%	7.7%	8.1%	7.6%
2009	34.1	10.6	18.8	19.5	16.4	30.5	21.1	11.6	13.9	12.3
2010	32.6	9.6	17.3	19.2	16.0	22.6	20.7	11.5	11.7	11.9
As of March 31:
2010	34.5	10.5	19.1	19.8	16.2	30.5	21.4	11.4	14.2	12.8
2011	31.1%	8.3%	15.9%	18.5%	14.9%	20.9%	20.7%	10.7%	10.9%	11.0%

	Bulk Delinquency Ratios for Top Ten States (d):
	FL	TX	GA	IL	OH	CA	NJ	PA	NY	AZ
As of December 31:
2008	27.0%	10.2%	16.3%	19.1%	17.1%	22.4%	16.0%	19.8%	13.8%	18.2%
2009	46.5	16.3	27.6	35.7	23.4	41.3	33.3	21.7	26.8	37.5
2010	37.0	15.2	22.3	28.6	23.2	27.7	27.9	20.6	23.2	24.6
As of March 31:
2010	42.9	16.6	27.6	34.9	23.7	35.1	34.2	22.5	27.4	33.1
2011	38.9%	15.2%	24.1%	30.2%	23.6%	27.8%	30.8%	21.0%	23.5%	25.0%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (d):
	FL	TX	GA	IL	OH	CA	NJ	PA	VA	NC
As of December 31:
2008	21.3%	7.2%	11.2%	10.2%	11.4%	17.2%	12.1%	8.1%	7.3%	6.8%
2009	36.4	11.2	19.4	20.5	17.2	33.9	24.1	12.9	14.0	11.5
2010	32.1	9.9	17.1	19.1	16.6	23.2	21.5	12.1	10.6	10.9
As of March 31:
2010	35.1	11.1	19.4	20.8	17.1	31.1	24.1	12.7	13.4	12.0
2011	31.4%	8.7%	16.2%	18.7%	15.6%	22.2%	21.9%	11.5%	10.6%	10.6%

(d)	As determined by risk in force as of March 31, 2011, these 10 states represent approximately 49.8%, 59.0%, and 50.1%, of traditional primary, bulk, and total risk in force, respectively.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, claim ratios have risen for the first  quarter of 2011 and most recent three years due to the continuing downturn and economic stresses in the housing and related mortgage lending industries.

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company’s reinsurance programs can be found in Part 1 of the Company’s 2010 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2008	24.2%	15.7%	103.6%	39.1%
2009	25.8	12.6	93.8	41.8
2010	26.6	14.4	93.0	48.0
Quarters Ended March 31:
2010	26.7	13.5	98.5	47.4
2011	24.9%	15.1%	93.0%	47.0%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2008	97.2%	215.0%	110.6%	120.9%
2009	102.1	188.6	101.7	118.5
2010	103.0	168.0	101.0	111.4
Quarters Ended March 31:
2010	97.3	140.7	105.9	107.0
2011	98.1%	201.8%	100.8%	110.8%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (48.0)% in the first quarter of 2011, compared to 19.8% in the first quarter of 2010. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

A more detailed listing and discussion of the risks and other factors which affect the Company’s risk-taking insurance business are included in Part I, Item 1A – Risk Factors, of the Company’s 2010 Annual Report to the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

Old Republic’s market risk exposures at March 31, 2011, have not materially changed from those identified in the Company’s 2010 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2011, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OLD REPUBLIC INTERNATIONAL CORPORATION
FORM 10-Q
PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information contained in Note 6 "Commitments and Contingent Liabilities" of the Notes to Consolidated Financial Statements filed as Part 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A – Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K.

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

Old Republic International Corporation
(Registrant)
Date:	May 6, 2011

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