Form 10-Q
period 2011-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2011-08-02
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: June 30, 2011 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding June 30, 2011
Common Stock / $1 par value	259,281,604

There are 43 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2011

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6 - 14

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	15 - 39

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	40

	CONTROLS AND PROCEDURES	40

PART II	OTHER INFORMATION:

	ITEM 1 – LEGAL PROCEEDINGS	41

	ITEM 1A – RISK FACTORS	41

	ITEM 6 – EXHIBITS	41

SIGNATURE		42

EXHIBIT INDEX		43

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)
		(Unaudited)
		June 30,	December 31,
		2011	2010
	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (amortized cost: $8,144.7 and $8,070.4)	$8,664.4	$8,532.2
	Equity securities (at fair value) (adjusted cost: $394.6 and $402.8)	622.2	672.4
	Short-term investments (at fair value which approximates cost)	1,105.0	1,004.0
	Miscellaneous investments	34.5	40.7
	Total	10,426.2	10,249.4
	Other investments	10.0	9.8
	Total investments	10,436.2	10,259.3

	Other Assets:
	Cash	129.6	127.3
	Securities and indebtedness of related parties	10.4	12.0
	Accrued investment income	104.5	104.1
	Accounts and notes receivable	1,055.5	1,022.9
Federal income tax recoverable:	Current	31.7	44.6
	Deferred	97.5	45.3
	Prepaid federal income taxes	63.5	102.9
	Reinsurance balances and funds held	220.0	205.4
Reinsurance recoverable:	Paid losses	106.2	96.0
	Policy and claim reserves	3,124.6	3,166.4
	Deferred policy acquisition costs	231.3	230.6
	Sundry assets	475.3	465.3
		5,650.7	5,623.4
	Total Assets	$16,086.9	$15,882.7

	Liabilities, Preferred Stock, and Common Shareholders' Equity
	Liabilities:
	Losses, claims, and settlement expenses	$8,680.7	$8,814.6
	Unearned premiums	1,265.9	1,232.4
	Other policyholders' benefits and funds	187.2	192.4
	Total policy liabilities and accruals	10,133.8	10,239.5
	Commissions, expenses, fees, and taxes	395.0	424.0
	Reinsurance balances and funds	405.7	383.8
	Debt	923.1	475.0
	Sundry liabilities	256.8	238.8
	Commitments and contingent liabilities
	Total Liabilities	12,114.5	11,761.3

	Preferred Stock (1)	-	-

	Common Shareholders' Equity:
	Common stock (1)	259.2	259.2
	Additional paid-in capital	653.5	649.6
	Retained earnings	2,623.0	2,791.4
	Accumulated other comprehensive income (loss)	472.2	459.1
	Unallocated ESSOP shares (at cost)	(35.6)	(38.0)
	Treasury stock (at cost)(1)	-	-
	Total Common Shareholders' Equity	3,972.4	4,121.4
	Total Liabilities, Preferred Stock and Common Shareholders' Equity	$16,086.9	$15,882.7

(1)
At June 30, 2011 and December 31, 2010, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 259,281,604 at June 30, 2011 and 259,222,360 at December 31, 2010 were issued. At June 30, 2011 and December 31, 2010, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. There were no common shares classified as treasury stock as of June 30, 2011 and December 31, 2010.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income (Unaudited) ($ in Millions, Except Share Data)
		Quarters Ended		Six Months Ended
		June 30,		June 30,
		2011	2010	2011	2010
	Revenues:
	Net premiums earned	$890.5	$746.2	$1,813.3	$1,498.6
	Title, escrow, and other fees	87.2	89.1	167.4	165.3
	Total premiums and fees	977.7	835.4	1,980.8	1,663.9
	Net investment income	93.1	95.0	184.6	191.3
	Other income	27.0	4.8	55.5	9.6
	Total operating revenues	1,097.9	935.3	2,221.0	1,864.9
	Realized investment gains (losses):
	From sales	5.0	72.8	11.5	75.8
	From impairments	(8.0)	-	(8.0)	-
	Total realized investment gains (losses)	(2.9)	72.8	3.5	75.8
	Total revenues	1,094.9	1,008.1	2,224.5	1,940.7

	Benefits, Claims and Expenses:
	Benefits, claims and settlement expenses	684.0	502.5	1,320.7	994.2
	Dividends to policyholders	3.7	1.7	7.2	4.2
	Underwriting, acquisition, and other expenses	500.9	417.6	1,004.5	818.3
	Interest and other charges	14.6	5.3	25.3	11.8
	Total expenses	1,203.3	927.3	2,357.8	1,828.6
	Income (loss) before income taxes (credits)	(108.3)	80.8	(133.3)	112.1

	Income Taxes (Credits):
	Current	(1.4)	-	4.7	11.3
	Deferred	(40.6)	23.4	(58.8)	18.2
	Total	(42.0)	23.3	(54.0)	29.5

	Net Income (Loss)	$(66.3)	$57.4	$(79.2)	$82.5

	Net Income (Loss) Per Share:
	Basic:	$(.26)	$.24	$(.31)	$.35
	Diluted:	$(.26)	$.23	$(.31)	$.35

Average shares outstanding:	Basic	254,972,652	236,552,439	254,873,612	236,478,265
	Diluted	254,972,652	264,227,861	254,873,612	264,081,560

	Dividends Per Common Share:
	Cash:	$.1750	$.1725	$.3500	$.3450

Consolidated Statements of Comprehensive Income (Unaudited)
		Quarters Ended		Six Months Ended
		June 30,		June 30,
		2011	2010	2011	2010
	Net income (loss) as reported	$(66.3)	$57.4	$(79.2)	$82.5

	Other comprehensive income (loss):
	Post-tax net unrealized gains (losses) on securities	32.2	(29.9)	9.2	81.5
	Other adjustments	(1.8)	(1.8)	3.7	1.2
	Net adjustments	30.4	(31.8)	13.0	82.8

	Comprehensive income (loss)	$(35.8)	$25.6	$(66.2)	$165.3

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) ($ in Millions)
		Six Months Ended
		June 30,
		2011	2010

	Cash flows from operating activities:
	Net income (loss)	$(79.2)	$82.5
	Adjustments to reconcile net income (loss) to
	net cash provided by operating activities:
	Deferred policy acquisition costs	(.4)	6.6
	Premiums and other receivables	(32.5)	(9.2)
	Unpaid claims and related items	(67.6)	(313.6)
	Other policyholders' benefits and funds	3.0	(23.2)
	Income taxes	(45.7)	13.6
	Prepaid federal income taxes	39.4	116.1
	Reinsurance balances and funds	(2.9)	(26.8)
	Realized investment (gains) losses	(3.5)	(75.8)
	Accounts payable, accrued expenses and other	36.1	18.5
	Total	(153.4)	(211.3)

	Cash flows from investing activities:
	Fixed maturity securities:
	Maturities and early calls	478.6	338.7
	Sales	226.1	621.8
	Sales of:
	Equity securities	.2	106.6
	Other - net	16.0	5.4
	Purchases of:
	Fixed maturity securities	(787.8)	(626.2)
	Equity securities	-	(129.4)
	Other-net	(19.2)	(14.7)
	Net decrease (increase) in short-term investments	(104.5)	(24.9)
	Other-net	-	2.8
	Total	(190.5)	280.2

	Cash flows from financing activities:
	Issuance of debentures and notes	537.0	190.0
	Issuance of common shares	.8	2.7
	Redemption of debentures and notes	(101.9)	(192.9)
	Dividends on common shares	(89.1)	(81.4)
	Other-net	(.4)	.6
	Total	346.5	(80.8)

	Increase (decrease) in cash:	2.3	(11.9)
	Cash, beginning of period	127.3	77.3
	Cash, end of period	$129.6	$65.3

	Supplemental cash flow information:
Cash paid during the period for:	Interest	$17.2	$13.4
	Income taxes	$(8.6)	$16.3

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1.	Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP").

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

		Quarters Ended		Six Months Ended
		June 30,		June 30,
		2011	2010	2011	2010

	Numerator:
	Net Income (loss)	$(66.3)	$57.4	$(79.2)	$82.5
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	(66.3)	57.4	(79.2)	82.5
	Adjustment for interest expense incurred on
	assumed conversions of convertible senior notes	-	4.6	-	9.2
	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$(66.3)	$62.0	$(79.2)	$91.7
	Denominator:
	Denominator for basic earnings per share -
	weighted-average shares (a)	254,972,652	236,552,439	254,873,612	236,478,265
	Effect of dilutive securities -
	stock based compensation awards	-	218,186	-	145,537
	Effect of dilutive securities - convertible senior notes	-	27,457,236	-	27,457,758
	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)	254,972,652	264,227,861	254,873,612	264,081,560
Earnings per share:	Basic	$(.26)	$.24	$(.31)	$.35
	Diluted	$(.26)	$.23	$(.31)	$.35

	Anti-dilutive common share equivalents
	excluded from earning per share computations:
	Stock based compensation awards	16,361,394	12,873,567	16,384,795	14,924,067
	Convertible senior notes	62,881,492	-	49,920,053	-
	Total	79,242,886	12,873,567	66,304,848	14,924,067

(a)
In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, have the same voting and other rights applicable to all other common shares.

3.	Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of June 30, 2011 and December 31, 2010, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized $8.0 of OTTI adjustments for the quarter and six months ended June 30, 2011 while recognizing no such adjustments for the comparative periods in 2010.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities:
June 30, 2011:
U.S. & Canadian Governments	$1,245.4	$62.0	$.6	$1,306.8
Tax-exempt	1,253.0	73.2	.2	1,326.0
Corporates	5,646.1	395.2	9.8	6,031.5
	$8,144.7	$530.4	$10.7	$8,664.4

December 31, 2010:
U.S. & Canadian Governments	$1,366.1	$57.6	$4.3	$1,419.4
Tax-exempt	1,391.0	69.2	.4	1,459.8
Corporates	5,313.2	360.2	20.5	5,652.9
	$8,070.4	$487.0	$25.3	$8,532.2

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Fixed Maturity Securities:
Due in one year or less	$873.5	$886.8
Due after one year through five years	4,193.0	4,459.9
Due after five years through ten years	2,821.3	3,063.4
Due after ten years	256.7	254.2
	$8,144.7	$8,664.4

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $253.0 at June 30, 2011 and $245.4 at December 31, 2010 follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2011	$394.6	$228.3	$.7	$622.2

December 31, 2010	$402.8	$271.7	$2.2	$672.4

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing fair value comparisons with an issuer's adjusted cost at June 30, 2011 and December 31, 2010:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011:
Fixed Maturity Securities:
U.S. & Canadian Governments	$39.5	$.6	$-	$-	$39.5	$.6
Tax-exempt	14.1	.2	-	-	14.1	.2
Corporates	570.5	9.4	3.1	.3	573.7	9.8
Subtotal	624.2	10.3	3.1	.3	627.4	10.7
Equity Securities	.6	.6	-	-	.6	.7
Total	$624.9	$11.0	$3.1	$.4	$628.0	$11.4

December 31, 2010:
Fixed Maturity Securities:
U.S. & Canadian Governments	$318.7	$4.3	$-	$-	$318.7	$4.3
Tax-exempt	14.2	.4	-	-	14.2	.4
Corporates	729.5	19.3	26.0	1.2	755.5	20.5
Subtotal	1,062.4	24.1	26.0	1.2	1,088.5	25.3
Equity Securities	6.3	-	96.7	2.1	103.0	2.2
Total	$1,068.8	$24.1	$122.7	$3.4	$1,191.6	$27.5

At June 30, 2011, the Company held 175 fixed maturity and 2 equity securities in an unrealized loss position, representing 8.7% as to fixed maturities and 4.8% as to equity securities of the total number of such issues it held. At December 31, 2010, the Company held 283 fixed maturity and 3 equity securities in an unrealized loss position, representing 13.5% as to fixed maturities and 7.1% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 2 and 5 fixed maturity securities and 1 and 2 equity securities had been in a continuous unrealized loss position for more than 12 months as of June 30, 2011 and December 31, 2010, respectively. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures. The Company has not sold nor does it expect to sell investments for purposes of generating cash to pay claim or expense obligations.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. A fair value hierarchy is established that prioritizes the sources ("inputs") used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1); observable inputs based on corroboration with available market data (Level 2); and unobservable inputs based on uncorroborated market data or a reporting entity's own assumptions (Level 3). Following is a description of the valuation methodologies and general classification used for securities measured at fair value.

The Company uses quoted values and other data provided by a nationally recognized independent pricing source as inputs into its quarterly process for determining fair values of its fixed maturity and equity securities. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (ii) comparing the fair value estimates to its knowledge of the current market and to independent fair value estimates provided by the investment custodian. The independent pricing source obtains market quotations and actual transaction prices for securities that have quoted prices in active markets and uses its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of

"matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") of mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, certain U.S. and Canadian government agency securities, and a restricted publicly traded common stock. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of June 30, 2011 and December 31, 2010.

The following table shows a summary of assets measured at fair value segregated among the various input levels described above:

	Fair value measurements as of June 30, 2011:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$408.1	$898.7	$-	$1,306.8
Tax-exempt	-	1,326.0	-	1,326.0
Corporates	-	6,001.0	30.5	6,031.5
Equity securities	546.5	73.6	2.0	622.2
Short-term investments	$1,099.6	$-	$5.3	$1,105.0

	Fair value measurements as of December 31, 2010:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$483.9	$935.4	$-	$1,419.4
Tax-exempt	-	1,459.8	-	1,459.8
Corporates	-	5,622.2	30.6	5,652.9
Equity securities	525.0	145.0	2.4	672.4
Short-term investments	$998.6	$-	$5.4	$1,004.0

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At June 30, 2011, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment income from:
Fixed maturity securities	$90.6	$92.6	$179.7	$187.0
Equity securities	2.5	1.8	4.9	2.7
Short-term investments	.3	.3	.8	.6
Other sources	1.3	1.0	2.4	2.3
Gross investment income	94.9	95.8	188.0	192.8
Investment expenses (a)	1.7	.7	3.3	1.4
Net investment income	$93.1	$95.0	$184.6	$191.3

Realized gains (losses) on:
Fixed maturity securities:
Gains	$3.9	$37.4	$11.6	$40.5
Losses	(.3)	-	(1.4)	(.1)
Net	3.6	37.4	10.1	40.3

Equity securities & other long-term investments	(6.6)	35.4	(6.6)	35.5
Total	(2.9)	72.8	3.5	75.8
Income taxes (credits)(b)	(1.0)	25.4	1.2	26.5
Net realized gains (losses)	$(1.9)	$47.3	$2.2	$49.3
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$88.0	$90.7	$57.7	$135.1
Less: Deferred income taxes (credits)	30.7	31.7	20.2	47.2
Net changes in unrealized investment gains (losses)	$57.2	$59.0	$37.5	$87.8

Equity securities & other long-term investments	$(38.5)	$(137.0)	$(43.6)	$(9.7)
Less: Deferred income taxes (credits)	(13.4)	(47.9)	(15.3)	(3.4)
Net changes in unrealized investment gains (losses)	$(25.0)	$(89.0)	$(28.2)	$(6.3)

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.5 and $.9 for the quarter and six months ended June 30, 2011, respectively, and negligible amounts incurred in comparative periods of 2010.

(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

4.	Pension Plans:

As of June 30, 2011, the Company has four pension plans covering a portion of its work force. The four plans are the Old Republic International Employees Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan), the Old Republic National Title Group Pension Plan (the Title Plan), and the PMA Capital Corporation Pension Plan (the PMA Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. With the exception of the PMA Plan, these plans have been closed to new participants since December 31, 2004. The PMA Plan was frozen as of December 31, 2005. Under the terms of the freeze, the plan is closed to new participants and eligible employees retained all of their rights under the plan that they had vested as of December 31, 2005 but do not accrue any additional benefits thereafter. Plan assets are comprised principally of bonds, common stocks and short-term investments. Cash contributions of $11.0 were made to the pension plans in the first half of 2011, and additional cash contributions of $17.2 are expected to be made in the remaining portion of calendar year 2011.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
General Insurance Group:
Net premiums earned	$519.0	$401.0	$1,051.4	$812.8
Net investment income and other income	93.5	67.3	186.7	134.6
Total revenues before realized gains or losses	$612.6	$468.3	$1,238.1	$947.5
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$71.0	$29.3	$139.5	$98.6
Income tax expense (credits) on above	$21.3	$6.5	$42.6	$27.6

Mortgage Guaranty Group:
Net premiums earned	$111.7	$129.1	$225.7	$265.4
Net investment income and other income	16.5	23.0	33.8	47.2
Total revenues before realized gains or losses	$128.3	$152.1	$259.5	$312.6
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$(175.8)	$(22.1)	$(277.0)	$(56.3)
Income tax expense (credits) on above	$(61.7)	$(8.7)	$(97.4)	$(22.0)

Title Insurance Group:
Net premiums earned	$239.8	$197.4	$492.5	$376.5
Title, escrow and other fees	87.2	89.1	167.4	165.3
Sub-total	327.1	286.6	659.9	541.8
Net investment income and other income	7.5	6.9	14.7	13.7
Total revenues before realized gains or losses	$334.6	$293.5	$674.6	$555.6
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$5.5	$4.0	$8.1	$(4.6)
Income tax expense (credits) on above	$1.6	$1.3	$2.4	$(1.8)

Consolidated Revenues:
Total revenues of above Company segments	$1,075.6	$914.0	$2,172.4	$1,815.8
Other sources (b)	36.7	34.6	77.2	76.6
Consolidated net realized investment gains (losses)	(2.9)	72.8	3.5	75.8
Consolidation elimination adjustments	(14.4)	(13.3)	(28.6)	(27.4)
Consolidated revenues	$1,094.9	$1,008.1	$2,224.5	$1,940.7

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(99.2)	$11.1	$(129.2)	$37.6
Other sources – net (b)	(6.1)	(3.2)	(7.5)	(1.4)
Consolidated net realized investment gains (losses)	(2.9)	72.8	3.5	75.8
Consolidated income (loss)
before income taxes (credits)	$(108.3)	$80.8	$(133.3)	$112.1

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(38.8)	$(.8)	$(52.4)	$3.7
Other sources – net (b)	(2.2)	(1.2)	(2.8)	(.7)
Income tax expense (credits) on
consolidated net realized investment gains (losses)	(1.0)	25.4	1.2	26.5
Consolidated income tax expense (credits)	$(42.0)	$23.3	$(54.0)	$29.5

	June 30,	December 31,
	2011	2010
Consolidated Assets:
General	$12,251.2	$12,189.8
Mortgage	2,239.2	2,537.9
Title	912.8	915.0
Other assets (b)	1,019.8	576.7
Consolidation elimination adjustments	(336.2)	(336.8)
Consolidated	$16,086.9	$15,882.7

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $6.0 and $11.4 compared to $5.3 and $10.7 for the quarter and six months ended June 30, 2011 and 2010, respectively; Mortgage - $2.0 and $3.8 compared to $1.7 and $3.5 for the quarter and six months ended June 30, 2011 and 2010, respectively; and Title - $1.3 and $2.6 compared to $1.2 and $2.6 for the quarter and six months ended June 30, 2011 and 2010, respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.

6.	Commitments and Contingent Liabilities:

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings which may prove to be material to the Company or a subsidiary are discussed below.

Purported class action lawsuits are pending against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in federal courts in two states – Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006), and Texas (Ahmad et al. v. ORNTIC, U.S. District Court, Northern District, Texas, Dallas Division, filed February 8, 2008). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The Pennsylvania suit also alleges violations of the federal Real Estate Settlement Procedures Act ("RESPA"). The Court in the Texas suit dismissed similar RESPA allegations. Classes have been certified in both actions.

Beginning in early February 2008, some 80 purported consumer class action lawsuits were filed against the title industry's principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. ORNTIC was a named defendant in actions filed in 5 of the states. The suits were substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. Most of the suits have since been dismissed. Of those remaining, ORNTIC is currently among the named defendants in only one of these actions, in California. The anti-trust allegations in the California action have been dismissed and only the allegations of improper business practices under state law remain. On June 28, 2011, the Federal District Court for the Northern District of California granted a motion to stay the litigation and compel arbitration of individual claims, thus precluding the certification of a class action. The other suits in which ORNTIC was a named defendant have all been dismissed at the trial court level.

National class action suits have been filed against the Company's subsidiary, Old Republic Home Protection Company ("ORHP") in the California Superior Court, San Diego, and the U.S. District Court in Birmingham, Alabama. The California suit has been filed on behalf of all persons who made a claim under an ORHP home warranty contract from March 6, 2003 to the present. The suit alleges breach of contract, breach of the implicit covenant of good faith and fair dealing, violations of certain California consumer protection laws and misrepresentation arising out of ORHP's alleged failure to adopt and implement reasonable standards for the prompt investigation and processing of claims under its home warranty contracts. The suit seeks unspecified damages consisting of the rescission of the class members' contracts, restitution of all sums paid by the class members, punitive damages, and declaratory and injunctive relief. ORHP removed the action to the U.S. District Court for the Southern District of California, and on January 6, 2011 the Court denied plaintiff's motion for class certification. The Alabama suit alleges that ORHP pays fees to the real estate brokers who market its home warranty contracts and that the payment of such fees is in violation of Section 8(a) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA. No class has been certified in the Alabama action.

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

On November 3, 2010, Bank of America, N.A. ("B of A") filed suit against Old Republic Insurance Company ("ORIC") in the U.S. District Court for the Western District of North Carolina alleging breach of contract, breach of the duty of good faith and fair dealing and bad faith with respect to ORIC's handling of certain claims under a policy of credit indemnity insurance issued to B of A. The policy is not related to those issued to Countrywide, which are the subject of the above-noted separate litigation. The B of A suit seeks a declaratory judgment with respect to the interpretation of certain policy terms. B of A's compliance with certain terms and conditions of the policy and the propriety of certain positions and procedures taken by ORIC in response to claims filed by B of A. The suit also seeks money damages in excess of $320, pre and post judgment interest and unspecified punitive damages.

On December 31, 2009, two of the Company's mortgage insurance subsidiaries, Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together "RMIC") filed a Complaint for Declaratory Judgment in the Supreme Court of the State of New York, County of New York, against Countrywide Financial Corporation, Countrywide Home Loans, Inc., The Bank of New York Mellon Trust Company, N.A., BAC Home Loans Servicing, LP, and Bank of America N.A. as successor in interest to Countrywide Bank, N.A. (together "Countrywide"). The suit relates to five mortgage insurance master policies (the "Policies") issued by RMIC to Countrywide or to the Bank of New York Mellon Trust Company as co-trustee for trusts containing securitized mortgage loans that were originated or purchased by Countrywide. RMIC has rescinded its mortgage insurance coverage on over 1,500 of the loans originally covered under the Policies based upon material misrepresentations of the borrowers in their loan applications or the negligence of Countrywide in its loan underwriting practices or procedures. Each of the coverage rescissions occurred after a borrower had defaulted and RMIC reviewed the claim and loan file submitted by Countrywide. The suit seeks the Court's review and interpretation of the Policies' incontestability provisions and its validation of RMIC's investigation procedures with respect to the claims and underlying loan files.

On January 29, 2010, in response to RMIC's suit, Countrywide served RMIC with a demand for arbitration under the arbitration clauses of the same Policies. The demand raises largely the same issues as those raised in RMIC's suit against Countrywide, but from Countrywide's perspective, as well as Countrywide's and RMIC's compliance with the terms, provisions and conditions of the Policies. The demand includes a prayer for punitive, compensatory and consequential damages. RMIC filed a motion to stay the arbitration, and Countrywide filed a motion to dismiss RMIC's lawsuit and to compel the arbitration. On July 26, 2010, the Court granted Countrywide's motion, ordering the matters be submitted to arbitration and dismissing the lawsuit. RMIC has appealed the Court's ruling.

After its First Amended Complaint was dismissed on May 4, 2011, on July 19, 2011, J.P. Morgan Chase Bank, N.A. ("Chase") filed a Second Amended Complaint against RMIC in the U.S. District Court for the District of New Jersey arising out of RMIC's rescissions of coverage on approximately 377 mortgage loans. The new lawsuit abandons the earlier claim, which the Court dismissed, that RMIC could not unilaterally rescind coverage. Instead, Chase alleges that RMIC's rescissions were improper either because the coverage had become incontestable; or the rescissions relied upon evidence that was either improperly obtained or insufficient, unreliable or immaterial; or the rescissions were not permitted by applicable law. Based on these allegations, Chase asserts claims for breach of contract, breach of good faith and fiduciary duties, negligence and violations of Colorado and Louisiana insurance laws and seeks declaratory relief and unspecified compensatory, treble and punitive damages.

On February 18, 2011, the Federal Deposit Insurance Corporation, as receiver of AmTrust Bank, filed a suit against ORIC in the U.S. District Court for the Northern District of Ohio arising out of ORIC's termination of a credit indemnity policy issued to insure home equity loans made or held by AmTrust. The suit alleges breach of contract and seeks a declaratory judgment that ORIC's attempted termination and/or cancellation of the policy did not terminate coverage of the insured loans and that ORIC remains obligated to provide coverage for such loans under the policy. The suit seeks damages in excess of $46, declaratory relief, pre-and post-judgment interest, attorneys' fees and costs.

The ultimate impact of these lawsuits and the arbitration, all of which seek unquantified damages, attorneys' fees and expenses, is uncertain and not reasonably estimable at this time. The Company and its subsidiaries intend to defend vigorously against each of the aforementioned actions. Although the Company does not believe that these actions will have a material adverse effect on its consolidated financial condition, results of operations or cash flows, there can be no assurance in those regards.

7.	Debt:

On March 9, 2011, the Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes. The notes bear interest at a rate of 3.75% per year, mature on March 15, 2018, and are convertible at any time prior to maturity by the holder into 64.3407 shares of common stock per one thousand dollar note.

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
3.75% Convertible Senior Notes due 2018	$550.0	$543.8	$-	$-
8% Convertible Senior Notes due 2012	316.2	348.6	316.2	399.2
ESSOP debt with an average yield of 3.74%
and 3.77%, respectively	23.4	23.4	25.8	25.8
Junior subordinated debt due 2037 and 2033 - 2037,
respectively, with average yields of 8.29%
and 4.34% to 8.29%, respectively	20.0	20.0	62.5	62.5
8.5% Senior Notes due 2018	-	-	56.4	56.4
Surplus notes due 2035 with an
average yield of 4.77% and 4.79%, respectively	10.0	10.0	10.0	10.0
Other miscellaneous debt	3.4	3.4	4.0	4.0
Total debt	$923.1	$949.3	$475.0	$558.1

On March 4, 2011, the Company terminated a $150.0 one year commercial paper credit facility.

8.	Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. Examinations of the Company's consolidated Federal income tax returns through year-end 2006 have been completed and no significant adjustments have resulted. The Company classifies interest and penalties as income tax expense in the consolidated statement of income.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2011 and 2010
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.1% of consolidated operating revenues for the six months ended June 30, 2011 and 1.6% of consolidated assets as of June 30, 2011, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases, most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements are recent disclosure requirements pertaining to uncertainties affecting income tax provisions, methodologies for establishing the fair value and recording of other-than-temporary impairments of securities, possible consolidation of variable interest entities, and composition of plan assets held by the Company's defined benefit plans. In October 2010, the FASB also issued new guidance relative to the calculation of deferred acquisition costs incurred by insurance entities. The requisite disclosures and explanations for these matters are covered in the pertinent sections of this Management Analysis and/or footnotes to the Company's consolidated financial statements regularly included in its quarterly and annual reports to the SEC on Forms 10-Q and/or 10-K, respectively.

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and the laws of each of the other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic's 2010 Annual Report on Form 10-K.

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise. Management therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on the maintenance of financial soundness in support of the insurance subsidiaries' long-term obligations to insurance beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized.

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from shareholders' capital. Investment management aims for stability of income from interest and dividends, protection of capital, and sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed maturity and equity securities for long periods of time is in turn enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities.

In light of the above factors, the Company's affairs are necessarily managed for the long run and without significant regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, such short reporting time frames do not comport well with the long-term nature of much of its business. Management believes that the Company's operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five to ten year intervals. Such extended periods can encompass one or two economic and/or underwriting cycles, and thereby provide appropriate time frames for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY

Old Republic’s consolidated operating results remained unprofitable in the latest quarterly and year-to-date periods of 2011. This compares with slight profitability in the same periods of 2010 even though operations in last year’s second half negated those results and led to a relatively small loss for the entire year.

From a business segment standpoint, 2011 quarterly and year-to-date comparisons with 2010 reflect more positive general and title insurance results. Mortgage guaranty performance, however, suffered from worsening claim cost trends.

Second quarter and first half 2011 financial data includes the accounts of PMA Capital Corporation (“PMA”) whose merger with Old Republic occurred on October 1, 2010. The addition of PMA-related accounts in this year’s second quarter and first half had a positive effect on consolidated operating revenues of $137.5 and $279.5, and on net operating results of approximately $4.1 and $11.1, respectively.

Consolidated Results – The major components of Old Republic's consolidated results and other data for the periods reported upon are shown below.

	Quarters Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Operating revenues:
General insurance	$612.6	$468.3	30.8%	$1,238.1	$947.5	30.7%
Mortgage guaranty	128.3	152.1	-15.7	259.5	312.6	-17.0
Title insurance	334.6	293.5	14.0	674.6	555.6	21.4
Corporate and other	22.3	21.3	4.9	48.6	49.1	-1.0
Total	$1,097.9	$935.3	17.4%	$2,221.0	$1,864.9	19.1%
Pretax operating income (loss):
General insurance	$71.0	$29.3	142.0%	$139.5	$98.6	41.5%
Mortgage guaranty	(175.8)	(22.1)	N/M	(277.0)	(56.3)	-392.0
Title insurance	5.5	4.0	38.6	8.1	(4.6)	276.6
Corporate and other	(6.1)	(3.2)	-90.3	(7.5)	(1.4)	-432.6
Sub-total	(105.4)	7.9	N/M	(136.8)	36.2	-477.2
Realized investment gains (losses):
From sales	5.0	72.8		11.5	75.8
From impairments	(8.0)	-		(8.0)	-
Net realized investment gains (losses)	(2.9)	72.8	-104.1	3.5	75.8	-95.4
Consolidated pretax income (loss)	(108.3)	80.8	-234.1	(133.3)	112.1	-218.9
Income taxes (credits)	(42.0)	23.3	-280.0	(54.0)	29.5	-282.7
Net income (loss)	$(66.3)	$57.4	-215.4%	$(79.2)	$82.5	-196.0%

Consolidated underwriting ratio:
Benefits and claim ratio	70.3%	60.4%	67.0%	60.0%
Expense ratio	48.1	48.8	47.6	48.1
Composite ratio	118.4%	109.2%	114.6%	108.1%

Diluted earnings per share:
Net operating income (loss)	$(0.25)	$0.05		$(0.32)	$0.16
Net realized investment gains (losses)	(0.01)	0.18		0.01	0.19
Net income (loss)	$(0.26)	$0.23		$(0.31)	$0.35

Cash dividends paid per share	$0.1750	$0.1725	1.4%	$0.3500	$0.3450	1.4%

Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.19	$0.09	$0.38	$0.27
Mortgage guaranty	(0.45)	(0.05)	(0.70)	(0.13)
Title insurance	0.02	0.01	0.02	(0.01)
Corporate and other	(0.01)	-	(0.02)	0.03
Subtotal	(0.25)	0.05	(0.32)	0.16
Net realized investment gains (losses)	(0.01)	0.18	0.01	0.19
Net income (loss)	$(0.26)	$0.23	$(0.31)	$0.35

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

The preceding tables show both operating and net income or loss to highlight the effects of realized investment gain or loss recognition on period-to-period comparisons. The composition of realized gains or losses follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Realized gains (losses) from sales of
previously impaired securities:
Actual tax basis (loss) on sales	$-	$(44.0)	$-	$(44.0)
Accounting adjustment for impairment
charges taken in prior periods	-	71.9	.4	71.9
Net amount included herein	-	27.9	.4	27.9
Net realized gains from sales of all other securities	5.0	44.9	11.1	47.9
Net gain (loss) from actual sales	5.0	72.8	11.5	75.8
Net realized losses from impairments	(8.0)	-	(8.0)	-
Net realized investment gains (losses) reported herein	$(2.9)	$72.8	$3.5	$75.8

General Insurance Results – Operating earnings for 2011’s second quarter and first half were affected positively by moderately lower claim costs and the above-noted inclusion of PMA’s accounts. Key indicators of year-over-year performance are shown in the following table:

	General Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Net premiums earned	$519.0	$401.0	29.4%	$1,051.4	$812.8	29.4%
Net investment income	68.2	64.7	5.5	134.6	129.3	4.1
Benefits and claims costs	368.3	318.4	15.7	758.0	609.2	24.4
Pretax operating income (loss)	$71.0	$29.3	142.0%	$139.5	$98.6	41.5%

Claim ratio	71.0%	79.4%	72.1%	74.9%
Expense ratio	26.9	27.8	25.8	27.3
Composite ratio	97.9%	107.2%	97.9%	102.2%

Second quarter, 2011 inclusion of the PMA-related accounts resulted in approximate increases of $108.8 in net premiums earned, $5.2 in net investment income, $76.9 in benefits and claims costs, and $5.9 in pretax operating income. For the first half of this year these amounts were $222.6, $8.8, $157.8, and $16.8, respectively.

Excluding PMA’s contribution, the remaining portion of general insurance net premiums earned reflected basically flat quarterly and year-to-date comparisons. As reported for the past several years, the combination of recessionary conditions and a soft pricing environment in the commercial insurance arena has constrained premium growth. Lessened economic activity affects such factors as insureds’ sales and employment levels, both of which are important elements upon which Old Republic’s insurance premiums are based.

Overall general insurance underwriting performance was relatively stable in this year’s first half. The consumer credit indemnity coverage which is in temporary run off and thus reflects only renewal premiums from 2008 and prior years’ production, continued to produce adverse underwriting results, albeit at a moderately reduced level. As a consequence, the overall general insurance claim ratio was burdened by an additional 1.7 and 11.0 percentage points in the second quarter of 2011 and 2010, respectively, and by 3.0 and 7.4, for the first half of 2011 and 2010, respectively.

While the PMA merger produced a meaningful addition to the general insurance segment’s consolidated invested asset base, net investment income did not grow commensurably. The lower yields available for newly investable funds and the relatively short maturity configuration of the investment portfolio continued to impede revenue growth from this source.

Mortgage Guaranty Results – Operating performance in this year’s second quarter and first half was affected adversely by higher claim costs and the much lower investment income generated by a smaller invested asset base. Key indicators of this segment’s interim results are shown in the following tables:

	Mortgage Guaranty Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Net premiums earned	$111.7	$129.1	-13.5%	$225.7	$265.4	-15.0%
Net investment income	16.0	21.9	-26.9	32.7	45.1	-27.5
Claims costs	283.7	153.6	84.6	496.5	327.0	51.8
Pretax operating income (loss)	$(175.8)	$(22.1)	N/M	$(277.0)	$(56.3)	-392.0%

Claim ratio	253.9%	119.0%	220.0%	123.2%
Expense ratio	16.0	13.8	15.5	13.6
Composite ratio	269.9%	132.8%	235.5%	136.8%

In 2010’s first half, Old Republic’s mortgage guaranty subsidiaries had negotiated the terminations of various captive reinsurance and pool insurance contracts. From a financial accounting standpoint, premiums obtained upon terminations of captive reinsurance agreements are recognized as income when they are received rather than being deferred to future periods when the related claim costs are expected to arise. While terminations of pool insurance contracts cause a reduction of incurred claims due to the positive effect of reserves transferred, cash outflows ensue. As a result of these transactions, first half 2010 net premiums earned were enhanced by $10.7, net losses incurred were reduced by $51.7, and net operating cash outflows of $291.4 were sustained. No similar transactions of significance have occurred during 2011.

Mortgage Guaranty Group earned premiums continued to decline in the latest quarterly and year-to-date periods. The reduction stemmed from lower volumes of new insurance, premium refunds related to claim rescissions, and the above noted termination of pool insurance contracts which effectively ended subsequent periods' premium inflows. Moreover, new business volume reflected ongoing weakness from the downturn in overall mortgage originations, lower industry-wide penetration of the nation's current mortgage market, and the effects of the more selective underwriting guidelines employed since late 2007.

Net investment income declined as the result of a lower invested asset base brought about by higher claim disbursements, lower premium volume, termination of insured mortgage pools, and a low yield environment for quality securities to which the investment portfolio is directed.

The effect of the above-noted captive and pool transactions on 2010 premiums and claim costs notwithstanding, mortgage guaranty recurring claim costs rose by 62.0% and 31.1% in this year’s second quarter and first half, respectively. While newly reported defaults have continued in a downtrend, the combination of much higher claim payments, reduced levels of claim rescissions or denials, and higher claim severity has placed renewed upward pressure on claim costs. The following table shows the major components of incurred claim ratios including the above noted effects of captive reinsurance and pool insurance contract terminations.

		Mortgage Guaranty Group
		Quarters Ended		Six Months Ended
		June 30,		June 30,
		2011	2010	2011	2010
	Components of incurred claim ratio as a
	percent of earned premiums:
	Paid claims:
	Excluding captive and pool transactions	255.1%	139.5%	254.0%	126.7%
	Captive and pool transactions	-2.3	94.6	-1.2	108.6
	Paid claim ratio	252.8	234.1	252.8	235.3
	Claim reserve provisions:
	Excluding captive and pool transactions	0.7	1.9	-33.2	22.0
	Captive and pool transactions	0.4	-117.0	0.4	-134.1
	Claim reserve provision ratio	1.1	-115.1	-32.8	-112.1
Incurred claim ratio:	As reported	253.9%	119.0%	220.0%	123.2%
	Excluding captive
	and pool transactions	255.8%	141.4%	220.8%	148.7%

Production and other expenses declined slightly during 2011. From an expense ratio standpoint, however, the decline’s beneficial effect was largely negated by a greater reduction in the earned premium base.

As previously reported, the Company’s flagship mortgage guaranty insurance carrier has been operating pursuant to a waiver of minimum state regulatory capital requirements since December 2009. The waiver was due to expire on June 30, 2011, but was recently extended to August 31, 2011. In these regards, the Company has been consulting with its state regulator and its two major policyholders, Fannie Mae and Freddie Mac, about its objective of moving production of new business to a separately capitalized and held mortgage guaranty insurance subsidiary. The latter’s capitalization meets regulatory requirements, but Old Republic has not as yet been able to secure the regulator’s and the two major policyholders’ concurrence with this objective. While the Company will continue to pursue these important capital utilization and related enterprise risk management matters, it is probable that new business production will cease, at least temporarily, prior to August 31, 2011. Absent approval to underwrite new production through the separately capitalized subsidiary, it is most likely that the flagship insurance carrier’s existing book of business would be placed into run off operating mode. In this circumstance, the Company’s interest would be to manage the business within constraints of this segment’s current capital base of $445.1 and thereby limit a possible future economic loss from run off operations to this amount. The capital base of $445.1 accounts for approximately $1.74 (11%) of Old Republic's book value per share of $15.56 as of mid-year 2011.

In the past three and one half years since the advent of the current economic crisis, the production of new mortgage guaranty risk has not been meaningfully additive to the Company’s net risk in force. Old Republic continues to believe, however, that, with necessary risk management revisions to the existing mortgage guaranty business model, and with new business production through its separately capitalized subsidiary, it has meritorious long-term interests in this line as a part of its widely diversified product offerings.

Title Insurance Results – Old Republic’s title business continued to reflect the positive operating momentum that first emerged in the second quarter of 2009. Key performance indicators are shown below:

	Title Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Net premiums and fees earned	$327.1	$286.6	14.2%	$659.9	$541.8	21.8%
Net investment income	6.9	6.6	4.3	13.6	13.2	2.4
Claims costs	25.1	22.0	14.0	51.1	40.8	25.2
Pretax operating income (loss)	$5.5	$4.0	38.6%	$8.1	$(4.6)	276.6%

Claim ratio	7.7%	7.7%	7.8%	7.5%
Expense ratio	92.3	93.5	92.7	95.9
Composite ratio	100.0%	101.2%	100.5%	103.4%

Continued growth in premiums and fees benefitted mostly from market share gains emanating from title industry dislocations and consolidation during the past three years or so. The claim ratio for this year’s first six months was slightly elevated as it reflected moderate additions to reserve levels in response to current claim emergence trends. While production and other expenses rose by 13.7% and 18.5% quarter-over-quarter and for the year-to-date period, respectively, the increase was lower than the 14.2% and 21.8% growth in premiums and fees revenues for these respective periods.

Corporate and Other Operations – The Company’s small life and health business and the net costs associated with the parent holding company and its internal services subsidiaries produced losses for the 2011 and 2010 periods. Variations in the results posted by these relatively minor elements of Old Republic’s operations usually stem from volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest expenses on intra-system financing arrangements.

	Corporate and Other Operations
	Quarters Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Life & health premiums earned	$19.8	$18.7	5.9%	$43.6	$43.8	-0.3%
Net investment income	1.9	1.7	9.8	3.6	3.5	3.3
Other income	0.6	0.8	-26.6	1.2	1.7	-27.6
Benefits and claims costs	10.6	10.1	4.4	22.2	21.3	4.2
Insurance expenses	10.9	10.6	2.4	23.5	23.1	1.9
Corporate and other expenses-net	6.9	3.7	87.1	10.2	6.0	70.3
Pretax operating income (loss)	$(6.1)	$(3.2)	-90.3%	$(7.5)	$(1.4)	-432.6%

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic's consolidated cash and invested assets as well as shareholders' equity accounts at the dates shown:

					% Change
		June	December	June	June '11	June 11'
		2011	2010	2010	Dec '10	June 10'
Cash and invested assets:	Fair value basis	$10,670.4	$10,490.7	$9,757.4	1.7%	9.4%
	Original cost basis	$10,187.9	$10,015.1	$9,311.8	1.7%	9.4%

Shareholders’ equity:	Total	$3,972.4	$4,121.4	$3,983.8	-3.6%	-0.3%
	Per common share	$15.56	$16.16	$16.84	-3.7%	-7.6%

Composition of shareholders’ equity per share:
Equity before items below		$13.71	$14.36	$14.99	-4.5%	-8.5%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		1.85	1.80	1.85
Total		$15.56	$16.16	$16.84	-3.7%	-7.6%

Consolidated cash flow from operating activities produced a deficit of $153.4 for the first half of 2011 compared to a deficit of $211.3 for the same period of 2010.

The consolidated investment portfolio reflects a current allocation of approximately 83 percent to fixed-maturity securities and 6 percent to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives. These are intended to assure solid funding of its insurance subsidiaries’ long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of capital accounts.

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

Old Republic's equity investments include common stock holdings in two leading publicly held mortgage guaranty (“MI”) businesses (MGIC Investment Corp. and The PMI Group). These securities were acquired in 2007 and 2008 as passive long-term investment additions for a core segment of Old Republic’s business in anticipation of a cyclical recovery of the MI industry in 2010. In management’s opinion, the past three years’ depressed market valuations and the operating performance of companies involved in the housing and mortgage-lending sectors of the American economy have been impacted significantly by adverse cyclical and macroeconomic conditions. As indicated in the following table, the aggregate fair value of the two securities as of the date shown was significantly below their original cost, and moderately above their cumulative other-than-temporarily-impaired level.

		Passive Mortgage Guaranty Investments
		As of and for the Periods Shown:
		June 30,	December 31,
		2011	2010	2009
Total value of the two MI investments:	Original cost	$313.2	$313.2	$416.4
	Impaired cost	67.5	75.6	106.8
	Fair value	90.1	167.9	130.7
	Underlying equity(*)	$117.9	$136.2	$274.6

	Pretax other-than-temporary impairments
	recorded in income statement of the period	$(8.0)	$-	$-
	Pretax unrealized investment gains (losses)
	recorded directly in shareholders’ equity account:
	For the period	$(69.7)	$68.4	$48.0
	Cumulatively	$22.6	$92.3	$23.9

(*) Underlying equity based on latest reports (which may lag by one quarter) issued by investees.

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and impairments or changes in market valuations of invested assets during the periods shown below:
	Shareholders’ Equity Per Share
	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2011	2011	2010
Beginning balance	$15.87	$16.16	$16.49
Changes in shareholders’ equity:
Net operating income (loss)	(0.25)	(0.32)	0.14
Net realized investment gains (losses):
From sales	0.01	0.03	0.21
From impairments	(0.02)	(0.02)	-
Subtotal	(0.01)	0.01	0.21
Net unrealized investment gains (losses)	0.13	0.04	0.34
Total realized and unrealized investment gains (losses)	0.12	0.05	0.55
Cash dividends	(0.17)	(0.35)	(0.34)
Stock issuance, foreign exchange, and other transactions	(0.01)	0.02	-
Net change	(0.31)	(0.60)	0.35
Ending balance	$15.56	$15.56	$16.84

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

FINANCIAL ACCOUNTING AND REPORTING POLICIES

The Company's annual and interim financial statements incorporate a large number and types of estimates relative to matters which are highly uncertain at the time the estimates are made. The estimation process required of an insurance enterprise is by its very nature highly dynamic inasmuch as it necessitates a continuous evaluation, analysis, and quantification of factual data as it becomes known to the Company. As a result, actual experienced outcomes can differ from the estimates made at any point in time, and thus affect future periods' reported revenues, expenses, net income or loss, and financial condition.

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity and equity investments; b) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; c) the recoverability of reinsured paid and/or outstanding losses; and d) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company's 2010 Annual Report on Form 10K.

In recent years, the Financial Accounting Standards Board ("FASB") has issued various releases requiring additional financial statement disclosures, and to provide guidance relative to the application of such releases. Of particular relevance to the Company's financial statements are recent disclosure requirements pertaining to uncertainties affecting income tax provisions, methodologies for establishing the fair value and recording of other-than-temporary impairments of securities, possible consolidation of variable interest entities, and composition of plan assets held by the Company's defined benefit plans. The requisite disclosures and explanations of these matters have been included in the footnotes to the Company's financial statements. In October 2010, the FASB also issued new guidance relative to the calculation of deferral of acquisition costs incurred by insurance entities. This new guidance is discussed further in Note 1 of the Notes to Consolidated Financial Statements.

FINANCIAL POSITION

The Company's financial position at June 30, 2011 reflected increases in assets and liabilities of 1.3% and 3.0%, respectively, and a decrease in common shareholders' equity of 3.6% when compared to the immediately preceding year-end. Cash and invested assets represented 66.3% and 66.1% of consolidated assets as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, the invested asset base rose by 1.7% to $10,436.2 principally from net proceeds of a public offering of convertible senior notes (see Note 7) and an increase in the fair value of investments. These increases were offset by negative consolidated operating cash flows and the payment of cash dividends to common shareholders.

Investments - During the first six months of 2011 and 2010, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities. At both June 30, 2011 and 2010, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At June 30, 2011, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2011. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The fair value of the Company's long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed maturity investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed maturity investment portfolio. All such changes in fair value are reflected, net of deferred income taxes, directly in the shareholders' equity account, and as a separate component of the statement of comprehensive income. Given the Company's inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed maturity securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

Possible future declines in fair values for Old Republic's bond and stock portfolios would negatively affect the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered other-than-temporarily-impaired. In the event the Company's estimate of other-than-temporary impairments is insufficient at any point in time, future periods' net income (loss) would be affected adversely by the recognition of additional realized or impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses.

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	June 30,	December 31,
	2011	2010
Aaa	18.9%	21.3%
Aa	19.4	20.6
A	32.1	29.9
Baa	28.5	26.9
Total investment grade	98.9	98.7
All other (b)	1.1	1.3
Total	100.0%	100.0%

(a)
Credit quality ratings used are those assigned primarily by Moody's for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor's ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody's ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	June 30, 2011
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$5.9		$.1
Services	1.9		.1
Industrial	6.8		.1
Total	$14.8	(c)	$.5

(c)	Represents .2% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	June 30, 2011
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Municipals	$79.7		$2.5
Utilities	100.0		1.5
Industrials	54.8		.7
Consumer Non Durables	51.5		.6
Other (includes 17 industry groups)	337.2		4.6
Total	$623.3	(d)	$10.2

(d)	Represents 7.7% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	June 30, 2011
			Gross
			Unrealized
	Cost		Losses
Equity Securities by Industry Concentration:
Banking	$1.3		$.6
Insurance	-		-
Total	$1.3	(e)	$.7	(f)

(e)	Represents .4% of the total equity securities portfolio.
(f)	Represents .2% of the adjusted cost of the total equity securities portfolio, while gross unrealized gains represent 57.9% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	June 30, 2011
	Amortized Cost
	of Fixed Maturity Securities		Gross Unrealized Losses
		Non-		Non-
		Investment		Investment
	All	Grade Only	All	Grade Only
Maturity Ranges:
Due in one year or less	$1.0	$-	$-	$-
Due after one year through five years	165.6	5.9	1.4	.1
Due after five years through ten years	329.3	6.8	4.6	.1
Due after ten years	142.2	1.9	4.6	.1
Total	$638.1	$14.8	$10.7	$.5

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	June 30, 2011
	Amount of Gross Unrealized Losses
	Less than			Total Gross
	20% of	20% to 50%	More than	Unrealized
	Cost	of Cost	50% of Cost	Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$10.3	$-	$-	$10.3
Seven to twelve months	-	-	-	-
More than twelve months	.1	.2	-	.3
Total	$10.4	$.2	$-	$10.7
Equity Securities:
One to six months	$-	$.6	$-	$.6
Seven to twelve months	-	-	-	-
More than twelve months	-	-	-	-
Total	$-	$.7	$-	$.7

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	165	-	-	165
Seven to twelve months	8	-	-	8
More than twelve months	1	1	-	2
Total	174	1	-	175	(g)
Equity Securities:
One to six months	-	1	-	1
Seven to twelve months	-	-	-	-
More than twelve months	-	1	-	1
Total	-	2	-	2	(g)

(g)	At June 30, 2011, the number of issues in an unrealized loss position represent 8.7% as to fixed maturities, and 4.8% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses is based on balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (June 30, 2011 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	June 30,	December 31,
	2011	2010
Maturity Ranges:
Due in one year or less	10.7%	10.5%
Due after one year through five years	51.5	52.2
Due after five years through ten years	34.6	34.6
Due after ten years through fifteen years	1.2	1.3
Due after fifteen years	2.0	1.4
Total	100.0%	100.0%

Average Maturity in Years	4.6	4.6
Duration (h)	3.9	3.8

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of June 30, 2011 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.9%.

Composition of Unrealized Gains (Losses)

	June 30,	December 31,
	2011	2010
Fixed Maturity Securities:
Amortized cost	$8,144.7	$8,070.4
Estimated fair value	8,664.4	8,532.2
Gross unrealized gains	530.4	487.0
Gross unrealized losses	(10.7)	(25.3)
Net unrealized gains (losses)	$519.7	$461.7

Equity Securities:
Original cost	$647.6	$648.3
Adjusted cost(*)	394.6	402.8
Estimated fair value	622.2	672.4
Gross unrealized gains	228.3	271.7
Gross unrealized losses	(.7)	(2.2)
Net unrealized gains (losses)	$227.6	$269.5

(*) net of OTTI adjustments

Other Assets - Among other major assets, substantially all of the Company's receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated amounts unrecoverable. Deferred policy acquisition costs are estimated by taking into account the variable costs of producing specific types of insurance policies, and evaluating their recoverability on the basis of recent trends in claims costs. The Company's deferred policy acquisition cost balances have not fluctuated substantially from period-to-period and do not represent significant percentages of assets or shareholders' equity.

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $306.5 in dividends from its subsidiaries in 2011 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. From time to time additional cash needs are also met by accessing the debt and equity capital markets. At June 30, 2011, the Company's consolidated debt to equity ratio was 23.2%, a level it currently does not expect to exceed for the immediate future.

Capitalization - Old Republic's total capitalization of $4,895.5 at June 30, 2011 consisted of debt of $923.1 and common shareholders' equity of $3,972.4. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 30 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate, the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management's long-term expectations for the Company's consolidated business.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. If a company's risk to capital ratio exceeds the limit or its capital falls below the minimum prescribed levels, absent expressed regulatory approval, it may be prohibited from writing new business until its risk to capital ratio falls below the limit or it reestablishes the required minimum levels of capital. At June 30, 2011, the statutory risk to capital ratio was 45.7:1 for the three companies combined. A continuation of operating losses could further reduce statutory surplus thus increasing the risk to capital ratio which the Company evaluates on a quarterly basis. See Executive Summary under Mortgage Guaranty Results for a current update of this matter.

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

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the Mortgage Guaranty Group's risk factors discussion on premium income and long-term claim exposures in the Company's 2010 Annual Report on Form 10-K under Item 1A - Risk Factors, there is a risk that the revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 31.6% of 2011 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 68.4% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
						% Change
						from prior
	General	Mortgage	Title	Other	Total	period
Years Ended December 31:
2008	$1,989.3	$592.5	$656.1	$80.1	$3,318.1	-7.9%
2009	1,782.5	644.5	888.4	73.3	3,388.9	2.1
2010	1,782.1	498.8	1,211.0	81.4	3,573.5	5.4
Six Months Ended June 30:
2010	812.8	265.4	541.8	43.8	1,663.9	4.7
2011	1,051.4	225.7	659.9	43.6	1,980.8	19.0
Quarters Ended June 30:
2010	401.0	129.1	286.6	18.7	835.4	2.9
2011	$519.0	$111.7	$327.1	$19.8	$977.7	17.0%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial			Inland
	Automobile			Marine
	(mostly	Workers'	Financial	and	General
	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended December 31:
2008	34.9%	21.0%	16.1%	9.7%	7.5%	10.8%
2009	36.6	21.7	13.5	9.5	8.0	10.7
2010	38.0	25.2	11.2	8.9	6.4	10.3
Six Months Ended June 30:
2010	40.4	21.1	10.7	9.5	7.1	11.2
2011	33.0	36.4	7.8	7.6	5.8	9.4
Quarters Ended June 30:
2010	41.4	19.4	9.9	9.6	7.1	12.6
2011	33.5%	35.8%	6.6%	7.7%	5.9%	10.5%

Earned premiums included in the above table within the Financial Indemnity Coverages category and related risk in force pertaining to the Company's consumer credit indemnity ("CCI") coverage have reflected a generally declining trend since 2008. The decline is largely due to a temporary discontinuation of active sales efforts due to the lack of market demand for the Company's current offerings. The following table shows CCI net premiums earned during the indicated periods and the maximum calculated risk in force at the end of the respective periods. Net earned premiums include additional premium adjustments arising from the variable claim experience of individual policies subject to retrospective rating plans. Risk in force reflects estimates of the maximum risk exposures at the inception of individual policies adjusted for cumulative claim costs and the lower outstanding loan balances attributed to such policies through the end of the periods shown below.

	Net CCI Earned Premiums
		% of General
		Insurance	Risk in
	Amount	Group	Force
Years Ended December 31:
2008	$204.3	10.3%	$2,613.8
2009	121.4	6.8	2,004.8
2010	87.9	4.9	1,518.6
Six Months Ended June 30:
2010	30.3	3.7	1,718.5
2011	29.4	2.8	$1,384.0
Quarters Ended June 30:
2010	12.6	3.2
2011	$8.5	1.6%

The following tables provide information on production and related risk exposure trends for Old Republic's Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
	Traditional
New Insurance Written:	Primary	Bulk	Other	Total
Years Ended December 31:
2008	$20,861.9	$3.5	$1,123.5	$21,989.0
2009	7,899.2	-	.5	7,899.8
2010	3,990.2	-	-	3,990.2
Six Months Ended June 30:
2010	1,712.6	-	-	1,712.6
2011	1,468.5	-	-	1,468.5
Quarters Ended June 30:
2010	964.2	-	-	964.2
2011	$780.2	$-	$-	$780.2

	Traditional
New Risk Written by Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2008	$4,815.0	$.6	$11.8	$4,827.5
2009	1,681.7	-	-	1,681.7
2010	930.0	-	-	930.0
Six Months Ended June 30:
2010	400.7	-	-	400.7
2011	353.5	-	-	353.5
Quarters Ended June 30:
2010	232.4	-	-	232.4
2011	$193.3	$-	$-	$193.3

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:			Traditional
Years Ended December 31:	Direct	Net	Primary	Bulk
2008	$698.4	$592.5	83.9%	88.4%
2009	648.6	644.5	82.8	88.3
2010	529.5	498.8	82.1	88.0
Six Months Ended June 30:
2010	283.5	265.4	84.3	87.5
2011	237.1	225.7	81.5%	86.2%
Quarters Ended June 30:
2010	137.7	129.1
2011	$117.0	$111.7

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.5% of total net risk in force as of June 30, 2011, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
	Traditional
Net Risk in Force By Type:	Primary	Bulk	Other	Total
As of December 31:
2008	$20,463.0	$2,055.0	$457.0	$22,975.1
2009	18,727.9	1,776.7	297.2	20,801.9
2010	16,557.4	1,187.0	256.1	18,000.6
As of June 30:
2010	17,698.1	1,279.5	264.4	19,242.1
2011	$15,631.4	$1,108.8	$223.4	$16,963.7

Analysis of Risk in Force
			FICO
	FICO less	FICO 620	Greater	Unscored/
Risk in Force Distribution By FICO Scores:	than 620	to 680	than 680	Unavailable

Traditional Primary:
As of December 31:
2008	7.0%	30.5%	60.5%	2.0%
2009	6.5	28.8	63.1	1.6
2010	6.4	27.5	64.7	1.4
As of June 30:
2010	6.4	28.1	63.9	1.6
2011	6.3%	27.0%	65.4%	1.3%

Bulk(a):
As of December 31:
2008	18.2%	33.7%	47.9%	.2%
2009	17.6	33.1	49.2	.1
2010	23.2	32.1	44.6	.1
As of June 30:
2010	22.8	31.9	45.2	.1
2011	23.7%	32.1%	44.1%	.1%

	LTV	LTV	LTV	LTV
	85.0	85.01	90.01	Greater
Risk in Force Distribution By Loan to Value ("LTV") Ratio:	and below	To 90.0	To 95.0	than 95.0

Traditional Primary(b):
As of December 31:
2008	5.1%	35.5%	31.6%	27.8%
2009	5.4	36.9	31.2	26.5
2010	5.3	37.0	31.9	25.8
As of June 30:
2010	5.3	37.0	31.5	26.2
2011	5.2%	36.7%	32.4%	25.7%

Bulk(a):
As of December 31:
2008	63.5%	20.1%	8.6%	7.8%
2009	65.9	18.4	7.8	7.9
2010	57.7	22.8	9.6	9.9
As of June 30:
2010	57.2	22.8	9.8	10.2
2011	57.2%	23.0%	9.8%	10.0%

(a)	Bulk pool risk in-force, which represented 31.3% of total bulk risk in-force at June 30, 2011, has been allocated pro-rata based on insurance in-force.
(b)
The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination. Prior to the second quarter of 2011, LTV distributions were presented on the basis of total LTV which included the financed single premium portion of the loan amount. Prior period data has been reclassified to conform to the current presentation.

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	PA	VA	NC
As of December 31:
2008	8.3%	8.1%	5.2%	5.2%	3.2%	5.5%	3.1%	3.8%	2.9%	4.4%
2009	8.1	8.5	5.2	5.1	3.2	5.5	3.1	4.0	2.9	4.5
2010	7.5	8.7	5.2	5.0	3.3	5.1	3.1	4.2	2.9	4.7
As of June 30:
2010	7.8	8.6	5.2	5.0	3.2	5.3	3.1	4.1	2.9	4.6
2011	7.4%	8.7%	5.2%	5.0%	3.3%	5.0%	3.2%	4.3%	3.0%	4.8%

	Bulk (a)
	FL	TX	GA	IL	OH	CA	NJ	PA	AZ	NY
As of December 31:
2008	10.0%	4.6%	4.0%	3.9%	3.1%	18.2%	3.4%	2.7%	4.3%	5.4%
2009	10.4	4.6	4.0	4.0	3.2	17.8	3.5	2.6	4.1	5.4
2010	9.9	5.3	4.3	4.0	3.9	15.8	3.3	3.1	3.5	6.0
As of June 30:
2010	9.9	5.2	4.3	4.0	3.8	16.2	3.2	3.0	3.7	5.7
2011	10.0%	5.3%	4.4%	4.0%	3.9%	15.4%	3.3%	3.1%	3.4%	6.2%

	Full	Reduced
Risk in Force Distribution By Level of Documentation:	Docu-	Docu-
	Mentation	Mentation
Traditional Primary:
As of December 31:
2008	90.0%	10.0%
2009	91.1	8.9
2010	92.4	7.6
As of June 30:
2010	91.8	8.2
2011	92.7%	7.3%

Bulk (a):
As of December 31:
2008	49.1%	50.9%
2009	49.4	50.6
2010	57.7	42.3
As of June 30:
2010	57.1	42.9
2011	58.1%	41.9%

Risk in Force Distribution By Loan Type:	Fixed Rate
	& ARMS	ARMS
	with resets	with resets
	>= 5 years	< 5 years
Traditional Primary:
As of December 31:
2008	95.8%	4.2%
2009	96.3	3.7
2010	96.8	3.2
As of June 30:
2010	96.6	3.4
2011	96.9%	3.1%

Bulk (a):
As of December 31:
2008	74.4%	25.6%
2009	75.4	24.6
2010	69.6	30.4
As of June 30:
2010	69.3	30.7
2011	70.0%	30.0%

(a)	Bulk pool risk in-force, which represented 31.3% of total bulk risk in-force at June 30, 2011, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
		Independent
		Title
	Direct	Agents &
	Operations	Other
Years Ended December 31:
2008	36.8%	63.2%
2009	38.5	61.5
2010	35.6	64.4
Six Months Ended June 30:
2010	37.3	62.7
2011	31.6	68.4
Quarters Ended June 30:
2010	38.0	62.0
2011	33.0%	67.0%

Revenues: Net Investment Income

Net investment income is affected by trends in interest and dividend yields for the types of securities in which the Company's funds are invested during each reporting period. The following tables reflect the segmented and consolidated invested asset bases as of the indicated dates, and the investment income earned and resulting yields on such assets. Since the Company can exercise little control over fair values, yields are evaluated on the basis of investment income earned in relation to the cost of the underlying invested assets, though yields based on the fair values of such assets are also shown in the statistics below.

						Fair	Invested
	Invested Assets at Adjusted Cost					Value	Assets at
				Corporate		Adjust-	Fair
	General	Mortgage	Title	and Other	Total	ment	Value
As of December 31:
2009	$5,670.9	$2,466.3	$615.2	$355.2	$9,107.8	$580.6	$9,688.4
2010	6,451.2	2,039.2	636.0	394.1	9,520.5	738.7	10,259.3
As of June 30:
2010	5,642.5	2,240.4	593.7	403.4	8,880.0	706.5	9,586.6
2011	$6,415.9	$1,765.0	$652.1	$850.0	$9,683.2	$752.9	$10,436.2

	Net Investment Income					Yield at
				Corporate		Original	Fair
	General	Mortgage	Title	and Other	Total	Cost	Value
Years Ended
December 31:
2008	$253.6	$86.8	$25.1	$11.6	$377.3	4.27%	4.33%
2009	258.9	92.0	25.2	7.2	383.5	4.15	4.17
2010	260.1	84.9	26.5	7.3	379.0	3.94	3.80
Six Months Ended
June 30:
2010	129.3	45.1	13.2	3.5	191.3	4.12	3.97
2011	134.6	32.7	13.6	3.6	184.6	3.74	3.57
Quarters Ended
June 30:
2010	64.7	21.9	6.6	1.7	95.0	4.10	3.92
2011	$68.2	$16.0	$6.9	$1.9	$93.1	3.69%	3.53%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first six months of both 2011 and 2010, 67.9% and 35.3%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company's view are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on
	Disposition of Securities			Impairment Losses on Securities
		Equity			Equity
		securities			securities		Net
	Fixed	and miscell-		Fixed	and miscell-		realized
	maturity	aneous		maturity	aneous		gains
	securities	investments	Total	securities	investments	Total	(losses)
Years Ended
December 31:
2008	$(25.0)	$20.9	$(4.1)	$(11.5)	$(470.7)	$(482.3)	$(486.4)
2009	4.2	11.7	15.9	(1.5)	(8.0)	(9.5)	6.3
2010	79.1	31.2	110.3	-	(1.2)	(1.2)	109.1
Six Months Ended
June 30:
2010	40.3	35.4	75.8	-	-	-	75.8
2011	10.1	1.4	11.5	-	(8.0)	(8.0)	3.5
Quarters Ended
June 30:
2010	37.4	35.5	72.8	-	-	-	72.8
2011	$3.6	$1.4	$5.0	$-	$(8.0)	$(8.0)	$(2.9)

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of June 30, 2011 and December 31, 2010:

	Claim and Loss Adjustment Expense Reserves
	June 30, 2011		December 31, 2010
	Gross	Net	Gross	Net

Commercial automobile (mostly trucking)	$1,132.2	$942.6	$1,111.8	$917.5
Workers' compensation	3,492.2	1,811.5	3,508.5	1,823.0
General liability	1,309.2	643.9	1,317.3	650.4
Other coverages	599.8	382.4	624.6	387.9
Unallocated loss adjustment expense reserves	174.0	141.2	191.0	149.1
Total general insurance reserves	6,707.5	3,921.8	6,753.5	3,928.1

Mortgage guaranty	1,627.6	1,540.0	1,729.7	1,614.0
Title	294.7	294.7	281.2	281.2
Life and health	24.6	19.1	24.2	20.0
Unallocated loss adjustment expense reserves -
other coverages	25.9	25.9	25.8	25.8
Total claim and loss adjustment expense reserves	$8,680.7	$5,801.7	$8,814.6	$5,869.3
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$188.8	$139.7	$195.7	$144.9
% of total general insurance reserves	2.8%	3.6%	2.9%	3.7%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Six Months Ended June 30,
	2011	2010
Net reserve increase (decrease):
General Insurance	$(6.2)	$(16.1)
Mortgage Guaranty	(74.0)	(297.5)
Title Insurance	13.7	-
Other	(.9)	.2
Total	$(67.5)	$(313.5)

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	June 30,	December 31,
	2011	2010
General Insurance	$1,951.5	$1,905.1
Mortgage Guaranty	58.9	46.2
Title Insurance	240.5	216.5
Other	4.7	5.0
Total	$2,255.8	$2,172.9

The Company's reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses, including incurred but not reported losses and loss adjustment expenses. The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to possibly higher or lower than anticipated claim costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are often referred to as unfavorable development whereas any changes that decrease previous estimates of the Company's ultimate liability are referred to as favorable development. Most of the decline in mortgage guaranty reserves at June 30, 2010 resulted from the previously discussed cancellation of certain pool insurance policies.

Overview of Loss Reserving Process

The Company's reserve setting process reflects the nature of its insurance business and the decentralized basis upon which it is conducted. Old Republic's general insurance operations encompass a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company's insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds' inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers' ("E&O/D&O") liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judged or jury verdicts. Approximately 90% of the general insurance group's claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

The Company prepares periodic analyses of its loss reserve estimates for its significant insurance coverages. It establishes point estimates for most losses on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, individual accounts, blocks of business or other unique concentrations of insurance risks such as directors and officers' liability, that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized as such in setting these reserves. Instead the reported reserves encompass the Company's best point estimates at each reporting date and the overall reserve level at any point in time therefore represents the compilation of a very large number of reported reserve estimates and the results of a variety of formula calculations largely driven by statistical analysis of historical data. Reserve releases or additions are implicitly covered by the point estimates incorporated in total reserves at each balance sheet date. The Company does not project future variability or make an explicit provision for uncertainty when determining its best estimate of loss reserves. Over the most recent decade actual incurred losses have developed within a reasonable range of their original estimates.

Aggregate loss reserves consist of liability estimates for claims that have been reported ("case") to the Company's insurance subsidiaries and reserves for claims that have been incurred but not yet reported or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%.

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

Overall, reserves pertaining to several hundred large individual commercial insurance accounts that exhibit sufficient statistical credibility, and at times may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions through captive insurers and similar risk management mechanisms are established on an account by account basis using case reserves and applicable formula-driven methods. Large account reserves are usually set and analyzed for groups of coverages such as workers' compensation, commercial auto and general liability that are typically underwritten jointly for many customers. For certain so-called long-tail categories of insurance such as retained or assumed excess liability or excess workers' compensation, officers and directors' liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected loss ratios. Such expected loss ratios typically reflect currently estimated loss ratios from prior accident years, adjusted for the effect of actual and anticipated rate changes, actual and anticipated changes in coverage, reinsurance, mix of business, and other anticipated changes in external factors such as trends in loss costs or the legal and claims environment. Expected loss ratios are generally used for the two to three most recent accident years depending on the individual class or category of business. As actual claims data emerges in succeeding interim and annual periods, the original accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years to arrive at a likely indication of more recent years' loss trends and costs.

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

Incurred Loss Experience

Management believes that the Company's overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and, accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management's opinion, however, such potential development is not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2010 Annual Report on Form 10-K under Item 1A - Risk Factors.

During 2010's second half, various news accounts cited possible widespread issues pertaining to the loan foreclosure procedures of lending institutions. Basically, these news reports point to faulty documentation of such foreclosure procedures. In the Company's opinion, the possible impact on its operating segments from foreclosure delays is summarized as follows: General Insurance -- the CCI coverage is largely unaffected because foreclosure is not a condition precedent to the filing of a claim by an insured lending institution. Mortgage guaranty -- a delay in the foreclosure proceedings will have the effect of delaying the filing and ultimate payment of claims. It is not anticipated that this will increase the number of delinquent loans that ultimately go to claim but will result in distressed loans remaining in the later stage of delinquency until the ultimate foreclosure is resolved. Title insurance -- the current foreclosure issues could impact this line of business by legal costs associated with defending title issues created by flaws in the foreclosure proceedings. In an extreme case, a title company could be forced to reimburse the buyer of the home as a result of a faulty foreclosure proceeding. In this event, the Company would look to the protections afforded it in the policy and seek remedies from the foreclosing lender. It is unlikely that these issues would have a material financial impact on our title insurance company.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2008	73.0%	199.3%	7.0%	81.8%
2009	76.3	176.0	7.9	76.7
2010	76.4	153.6	8.0	63.4
Six Months Ended June 30:
2010	74.9	123.2	7.5	60.0
2011	72.1	220.0	7.8	67.0
Quarters Ended June 30:
2010	79.4	119.0	7.7	60.4
2011	71.0%	253.9%	7.7%	70.3%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claims Ratios by Type of Coverage
		Commercial			Inland
		Automobile			Marine
	All	(mostly	Workers'	Financial	and	General
	Coverages	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended
December 31:
2008	73.0%	76.1%	69.4%	95.0%	60.5%	64.4%	53.9%
2009	76.3	71.5	74.9	117.8	63.0	65.6	60.1
2010	76.4	73.0	70.7	126.9	62.8	64.6	67.1
Six Months Ended
June 30:
2010	74.9	73.7	73.8	120.2	56.4	55.8	67.1
2011	72.1	74.6	73.4	90.4	63.8	51.7	60.5
Quarters Ended
June 30:
2010	79.4	70.9	75.9	160.4	63.0	59.1	63.7
2011	71.0%	70.9%	75.4%	70.9%	68.3%	46.6%	60.8%

Excluding the impact of Old Republic's CCI business, the overall general insurance claims ratio shows reasonably consistent trends for the past three years. To a large extent, this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in the periods shown was driven principally by greater claim frequencies experienced in Old Republic's CCI coverage. Even though consumer loan delinquency rates have subsided fairly steadily over the past year,  CCI claims costs in 2011 continue to reflect the retention of higher reserve levels until there is greater certainty around these indicated trends.

The following table shows CCI claims related trends for the periods shown:

					Effect on
					General	Reported
	CCI Claim Costs				Insurance	Delinquency	Claim
	Paid		Incurred		Claim	Rate at End	Rescissions
	Amount	Ratio (a)	Amount	Ratio (a)	Ratio (b)	of Period	and Denials
Years Ended December 31:
2008	$250.4	122.6%	$258.6	126.6%	6.1%	6.0%	$268.9
2009	256.9	211.6	214.7	176.9	7.3	6.8	974.0
2010	265.4	301.8	212.5	241.7	8.6	4.6	621.5
Six Months Ended June 30:
2010	110.0	362.6	80.7	266.0	7.4	6.0	418.1
2011	53.8	183.1	51.7	176.0	3.0	4.5%	103.1
Quarters Ended June 30:
2010	68.0	537.6	52.6	416.4	11.0		185.5
2011	$17.3	203.4%	$14.5	170.7%	1.7%		$43.4

(a)	Percent of net CCI earned premiums.
(b)	Represents the percentage point increase in the general insurance claim ratio.

During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily due to the commercial automobile, general aviation, and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in workers' compensation coverages, by ongoing development of asbestos and environmental ("A&E") claim reserves, and by unfavorable development of the CCI reserves.

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

Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, typically workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 6.5 years (gross) and 10.1 years (net of reinsurance) as of June 30, 2011 and 5.9 years (gross) and 10.0 years (net of reinsurance) as of December 31, 2010. The survival ratios are presented on a pro forma basis as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .6% of general insurance group net incurred losses for the five years ended December 31, 2010.

The mortgage guaranty claim ratios in the second quarter and first six months of 2011 were affected mostly by higher claim payments, reduced levels of claim rescissions and denials and higher claims severity. As indicated in the above Executive Summary, Old Republic's mortgage guaranty subsidiaries negotiated the termination of various captive reinsurance and pool insurance contracts during the first half of 2010. Taken together all of these transactions reduced the incurred claims ratio for the second quarter and first half of 2010 by approximately 22.4 and 25.5 percentage points, respectively. These claim ratios had risen through year-end 2009 principally as a result of higher reserve provisions and paid losses. Reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigations costs, legal fees, and accumulated interest expenses.

In common with all other insurance lines, mortgage guaranty paid and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company, and exclude claims not paid by virtue of coverage rescissions and claim denials shown in the table below. In a similar vein, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves entering into the determination of incurred claim costs take into account a large number of variables one of which relates to changes in claim cost estimates for anticipated coverage rescissions and claims denials. The effect of changes in anticipated coverage rescissions and claims denials on period end claim reserve estimates resulted in increases to incurred losses of $232.0 and $733.8 for the six months ended June 30, 2011 and 2010, respectively.

Certain mortgage guaranty  average claims related trends are listed below:

	Average Paid Claim		Reported Delinquency
	Amount (c)		Ratio at End of Period		Claim
	Traditional		Traditional		Rescissions
	Primary	Bulk	Primary	Bulk	and Denials
Years Ended December 31:
2008	$43,532	$56,481	10.34%	17.17%	$211.0
2009	48,492	59,386	16.83	30.81	719.5
2010	47,954	58,184	15.55	24.54	748.8
Six Months Ended June 30:
2010	47,979	58,393	16.56	25.49	371.8
2011	47,847	55,635	14.03%	23.92%	187.0
Quarters Ended June 30:
2010	48,062	54,439			173.8
2011	$48,154	$53,684			$78.6

(c)	Amounts are in whole dollars.

	Traditional Primary Delinquency Ratios for Top Ten States (d):
	FL	TX	GA	IL	OH	CA	NJ	PA	VA	NC
As of December 31:
2008	21.9%	7.1%	11.1%	10.8%	11.0%	19.8%	11.4%	7.7%	8.1%	7.6%
2009	34.1	10.6	18.8	19.5	16.4	30.5	21.1	11.6	13.9	12.3
2010	32.6	9.6	17.3	19.2	16.0	22.6	20.7	11.5	11.7	11.9
As of June 30:
2010	34.2	10.2	18.6	19.9	16.3	28.0	21.1	11.3	13.4	12.3
2011	30.6%	7.8%	15.0%	18.8%	14.3%	18.8%	21.0%	10.7%	10.6%	10.9%

	Bulk Delinquency Ratios for Top Ten States (d):
	FL	TX	GA	IL	OH	CA	NJ	PA	NY	AZ
As of December 31:
2008	27.0%	10.2%	16.3%	19.1%	17.1%	22.4%	16.0%	19.8%	13.8%	18.2%
2009	46.5	16.3	27.6	35.7	23.4	41.3	33.3	21.7	26.8	37.5
2010	37.0	15.2	22.3	28.6	23.2	27.7	27.9	20.6	23.2	24.6
As of June 30:
2010	37.8	16.8	24.9	30.1	22.0	29.0	27.4	20.6	22.6	27.9
2011	37.3%	13.7%	21.7%	28.9%	22.1%	25.4%	29.3%	19.4%	22.7%	23.2%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (d):
	FL	TX	GA	IL	OH	CA	NJ	PA	VA	NC
As of December 31:
2008	21.3%	7.2%	11.2%	10.2%	11.4%	17.2%	12.1%	8.1%	7.3%	6.8%
2009	36.4	11.2	19.4	20.5	17.2	33.9	24.1	12.9	14.0	11.5
2010	32.1	9.9	17.1	19.1	16.6	23.2	21.5	12.1	10.6	10.9
As of June 30:
2010	33.6	10.5	18.4	19.8	16.7	27.1	21.7	12.0	12.2	11.3
2011	30.8%	8.2%	15.2%	18.9%	14.9%	20.1%	21.9%	11.3%	10.1%	10.4%

(d)	As determined by risk in force as of June 30, 2011, these 10 states represent approximately 49.8%, 58.9%, and 50.1%, of traditional primary, bulk, and total risk in force, respectively.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, claim ratios have risen for the first six months of 2011 and most recent three years due to the continuing downturn and economic stresses in the housing and related mortgage lending industries.

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2010 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2008	24.2%	15.7%	103.6%	39.1%
2009	25.8	12.6	93.8	41.8
2010	26.6	14.4	93.0	48.0
Six Months Ended June 30:
2010	27.3	13.6	95.9	48.1
2011	25.8	15.5	92.7	47.6
Quarters Ended June 30:
2010	27.8	13.8	93.5	48.8
2011	26.9%	16.0%	92.3%	48.1%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2008	97.2%	215.0%	110.6%	120.9%
2009	102.1	188.6	101.7	118.5
2010	103.0	168.0	101.0	111.4
Six Months Ended June 30:
2010	102.2	136.8	103.4	108.1
2011	97.9	235.5	100.5	114.6
Quarters Ended June 30:
2010	107.2	132.8	101.2	109.2
2011	97.9%	269.9%	100.0%	118.4%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (38.8)% and (40.5)% in the second quarter and first six months of 2011, compared to 28.9% and 26.4% in the second quarter and first six months of 2010. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

Some of the oral or written statements made in the Company's reports, press releases, and conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General Insurance segment, its results can be affected, in particular, by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title Insurance results can be affected by similar factors and by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Mortgage Guaranty results, in particular, may also be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and health insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company's widespread operations.

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A – Risk Factors, of the Company's 2010 Annual Report to the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

Old Republic's market risk exposures at June 30, 2011, have not materially changed from those identified in the Company's 2010 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2011, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2010 Annual Report on Form 10-K except as discussed in the Executive Summary relative to mortgage guaranty capital adequacy.

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

Old Republic International Corporation
(Registrant)
Date:	August 1, 2011

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