Form 10-Q/A
period 2011-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2011-08-31
CIK 74260

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

Explanatory Note

The purpose of this Amendment No. 1 to the Old Republic International Corporation ("Old Republic") Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 2, 2011, is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 contains information from Old Republic’s Form 10-Q formatted in Extensible Business Reporting Language ("XBRL").

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

*     Filed with Old Republic's Form 10-Q as filed on August 2, 2011.
**     Filed with this Form 10-Q/A Amendment No. 1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Republic International Corporation
(Registrant)
Date:	August 30, 2011

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

*     Filed with Old Republic's Form 10-Q as filed on August 2, 2011.
**     Filed with this Form 10-Q/A Amendment No. 1