Form 10-Q
period 2011-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2011-11-09
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: September 30, 2011 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding September 30, 2011
Common Stock / $1 par value	259,304,985

There are 43 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2011

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6 - 15

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	16 - 39

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	40

	CONTROLS AND PROCEDURES	40

PART II	OTHER INFORMATION:

	ITEM 1 – LEGAL PROCEEDINGS	41

	ITEM 1A – RISK FACTORS	41

	ITEM 6 – EXHIBITS	41

SIGNATURE		42

EXHIBIT INDEX		43

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)
		(Unaudited)
		September 30,	December 31,
		2011	2010
	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (amortized cost: $7,938.9 and $8,070.4)	$8,575.2	$8,532.2
	Equity securities (at fair value) (adjusted cost: $336.1 and $402.8)	495.2	672.4
	Short-term investments (at fair value which approximates cost)	1,312.2	1,004.0
	Miscellaneous investments	36.4	40.7
	Total	10,419.1	10,249.4
	Other investments	10.4	9.8
	Total investments	10,429.5	10,259.3

	Other Assets:
	Cash	108.7	127.3
	Securities and indebtedness of related parties	12.1	12.0
	Accrued investment income	104.6	104.1
	Accounts and notes receivable	1,081.7	1,022.9
Federal income tax recoverable:	Current	56.9	44.6
	Deferred	119.6	45.3
	Prepaid federal income taxes	1.0	102.9
	Reinsurance balances and funds held	217.4	205.4
Reinsurance recoverable:	Paid losses	89.4	96.0
	Policy and claim reserves	3,107.6	3,166.4
	Deferred policy acquisition costs	201.7	230.6
	Sundry assets	468.5	465.3
		5,569.5	5,623.4
	Total Assets	$15,999.1	$15,882.7

	Liabilities, Preferred Stock, and Common Shareholders' Equity
	Liabilities:
	Losses, claims, and settlement expenses	$8,668.0	$8,814.6
	Unearned premiums	1,323.4	1,232.4
	Other policyholders' benefits and funds	189.1	192.4
	Total policy liabilities and accruals	10,180.7	10,239.5
	Commissions, expenses, fees, and taxes	385.8	424.0
	Reinsurance balances and funds	411.2	383.8
	Debt	912.8	475.0
	Sundry liabilities	280.4	238.8
	Commitments and contingent liabilities
	Total Liabilities	12,171.1	11,761.3

	Preferred Stock (1)	-	-

	Common Shareholders' Equity:
	Common stock (1)	259.3	259.2
	Additional paid-in capital	654.2	649.6
	Retained earnings	2,461.8	2,791.4
	Accumulated other comprehensive income (loss)	487.0	459.1
	Unallocated ESSOP shares (at cost)	(34.4)	(38.0)
	Treasury stock (at cost)(1)	-	-
	Total Common Shareholders' Equity	3,827.9	4,121.4
	Total Liabilities, Preferred Stock and Common Shareholders' Equity	$15,999.1	$15,882.7

  (1) At September 30, 2011 and December 31, 2010, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 259,304,985 at September 30, 2011 and 259,222,360 at December 31, 2010 were issued. At September 30, 2011 and December 31, 2010, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. There were no common shares classified as treasury stock as of September 30, 2011 and December 31, 2010.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income (Unaudited) ($ in Millions, Except Share Data)
		Quarters Ended		Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010
	Revenues:
	Net premiums earned	$917.1	$797.7	$2,730.5	$2,296.4
	Title, escrow, and other fees	90.0	87.6	257.4	252.9
	Total premiums and fees	1,007.2	885.4	2,988.0	2,549.3
	Net investment income	90.8	92.6	275.5	284.0
	Other income	31.0	4.5	86.6	14.2
	Total operating revenues	1,129.0	982.6	3,350.1	2,847.6
	Realized investment gains (losses):
	From sales	26.5	5.1	38.1	80.9
	From impairments	(42.1)	(1.2)	(50.2)	(1.2)
	Total realized investment gains (losses)	(15.5)	3.8	(12.0)	79.7
	Total revenues	1,113.5	986.5	3,338.0	2,927.3

	Benefits, Claims and Expenses:
	Benefits, claims and settlement expenses	729.5	602.4	2,050.2	1,596.7
	Dividends to policyholders	3.8	2.4	11.0	6.6
	Underwriting, acquisition, and other expenses	538.3	436.1	1,542.8	1,254.4
	Interest and other charges	24.4	6.2	49.8	18.1
	Total expenses	1,296.2	1,047.3	3,654.0	2,875.9
	Income (loss) before income taxes (credits)	(182.7)	(60.7)	(316.0)	51.3

	Income Taxes (Credits):
	Current	(25.8)	2.8	(21.0)	14.1
	Deferred	(40.3)	(24.5)	(99.1)	(6.3)
	Total	(66.1)	(21.7)	(120.2)	7.8

	Net Income (Loss)	$(116.5)	$(38.9)	$(195.7)	$43.5

	Net Income (Loss) Per Share:
	Basic	$(.46)	$(.16)	$(.77)	$.18
	Diluted	$(.46)	$(.16)	$(.77)	$.18

Average shares outstanding:	Basic	255,137,235	236,697,304	254,961,965	236,552,548
	Diluted	255,137,235	236,697,304	254,961,965	236,708,140

	Dividends Per Common Share:
	Cash	$.1750	$.1725	$.5250	$.5175

Consolidated Statements of Comprehensive Income (Unaudited)
		Quarters Ended		Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010
	Net income (loss) as reported	$(116.5)	$(38.9)	$(195.7)	$43.5

	Other comprehensive income (loss):
	Post-tax net unrealized gains (losses) on securities	30.0	128.4	39.2	210.0
	Other adjustments	(15.2)	2.7	(11.4)	4.0
	Net adjustments	14.8	131.2	27.8	214.0

	Comprehensive income (loss)	$(101.7)	$92.2	$(167.9)	$257.5

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) ($ in Millions)
		Nine Months Ended
		September 30,
		2011	2010

	Cash flows from operating activities:
	Net income (loss)	$(195.7)	$43.5
	Adjustments to reconcile net income (loss) to
	net cash provided by operating activities:
	Deferred policy acquisition costs	28.6	11.4
	Premiums and other receivables	(58.8)	13.6
	Unpaid claims and related items	(37.9)	(299.8)
	Unearned premiums and other policyholders' liabilities	37.8	(29.8)
	Income taxes	(111.6)	(7.1)
	Prepaid federal income taxes	101.9	118.5
	Reinsurance balances and funds	22.1	(14.3)
	Realized investment (gains) losses	12.0	(79.7)
	Accounts payable, accrued expenses and other	73.9	70.8
	Total	(127.6)	(172.9)

	Cash flows from investing activities:
	Fixed maturity securities:
	Maturities and early calls	669.5	568.9
	Sales	401.6	718.7
	Sales of:
	Equity securities	72.7	107.4
	Other - net	27.4	5.9
	Purchases of:
	Fixed maturity securities	(952.8)	(856.8)
	Equity securities	(49.8)	(130.2)
	Other-net	(39.8)	(21.1)
	Net decrease (increase) in short-term investments	(311.8)	(90.1)
	Other-net	(.3)	2.8
	Total	(183.4)	305.5

	Cash flows from financing activities:
	Issuance of debentures and notes	537.0	215.0
	Issuance of common shares	1.0	2.9
	Redemption of debentures and notes	(112.1)	(218.2)
	Dividends on common shares	(133.8)	(122.1)
	Other-net	.2	.6
	Total	292.4	(121.7)

	Increase (decrease) in cash:	(18.6)	10.7
	Cash, beginning of period	127.3	77.3
	Cash, end of period	$108.7	$88.0

	Supplemental cash flow information:
Cash paid (received) during the period for:	Interest	$28.7	$13.8
	Income taxes	$(8.2)	$16.1

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

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. In October 2010, the FASB issued authoritative guidance regarding the deferral of acquisition costs incurred by insurance entities. The new guidance, which is effective for interim and annual periods beginning after December 15, 2011, limits the capitalization of acquisition costs to those that are incrementally or directly related to the successful acquisition of new or renewal insurance contracts. The Company is currently evaluating this guidance, however at this time, it does not expect the impact to have a material effect on its consolidated financial statements. In addition, the FASB issued authoritative guidance in September 2011 which simplifies how an entity tests goodwill for impairment. This guidance is effective in 2012 and its adoption is not expected to impact the consolidated financial statements.

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

		Quarters Ended		Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010

	Numerator:
	Net Income (loss)	$(116.5)	$(38.9)	$(195.7)	$43.5
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	(116.5)	(38.9)	(195.7)	43.5
	Adjustment for interest expense incurred on
	assumed conversions of convertible senior notes	-	-	-	-
	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$(116.5)	$(38.9)	$(195.7)	$43.5
	Denominator:
	Denominator for basic earnings per share -
	weighted-average shares (a)	255,137,235	236,697,304	254,961,965	236,552,548
	Effect of dilutive securities -
	stock based compensation awards	-	-	-	155,592
	Effect of dilutive securities - convertible senior notes	-	-	-	-
	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)	255,137,235	236,697,304	254,961,965	236,708,140
Earnings per share:	Basic	$(.46)	$(.16)	$(.77)	$.18
	Diluted	$(.46)	$(.16)	$(.77)	$.18

	Anti-dilutive common share equivalents
	excluded from earnings per share computations:
	Stock based compensation awards	16,019,921	16,090,404	16,049,634	14,354,415
	Convertible senior notes	62,893,212	27,457,584	54,291,380	27,457,584
	Total	78,913,133	43,547,988	70,341,014	41,811,999

(a)
In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, have the same voting and other rights applicable to all other common shares.

3.	Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of September 30, 2011 and December 31, 2010, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized $42.1 and $50.2 of OTTI adjustments for the quarter and nine months ended September 30, 2011, respectively, while recognizing $1.2 of such adjustments for the quarter and nine months ended September 30, 2010.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities:
September 30, 2011:
U.S. & Canadian Governments	$1,221.6	$86.4	$-	$1,308.0
Tax-exempt	1,145.1	73.3	-	1,218.5
Corporates	5,572.1	482.8	6.3	6,048.6
	$7,938.9	$642.6	$6.4	$8,575.2

December 31, 2010:
U.S. & Canadian Governments	$1,366.1	$57.6	$4.3	$1,419.4
Tax-exempt	1,391.0	69.2	.4	1,459.8
Corporates	5,313.2	360.2	20.5	5,652.9
	$8,070.4	$487.0	$25.3	$8,532.2

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Fixed Maturity Securities:
Due in one year or less	$883.7	$898.9
Due after one year through five years	4,058.9	4,326.1
Due after five years through ten years	2,782.5	3,123.7
Due after ten years	213.6	226.4
	$7,938.9	$8,575.2

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $295.1 at September 30, 2011 and $245.4 at December 31, 2010 follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2011	$336.1	$175.2	$16.1	$495.2

December 31, 2010	$402.8	$271.7	$2.2	$672.4

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing fair value comparisons with an issuer's adjusted cost at September 30, 2011 and December 31, 2010:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011:
Fixed Maturity Securities:
U.S. & Canadian Governments	$1.0	$-	$-	$-	$1.0	$-
Tax-exempt	2.8	-	-	-	2.8	-
Corporates	201.8	6.0	1.7	.3	203.5	6.3
Subtotal	205.7	6.1	1.7	.3	207.4	6.4
Equity Securities	110.9	16.0	-	-	110.9	16.1
Total	$316.6	$22.1	$1.7	$.3	$318.4	$22.5

December 31, 2010:
Fixed Maturity Securities:
U.S. & Canadian Governments	$318.7	$4.3	$-	$-	$318.7	$4.3
Tax-exempt	14.2	.4	-	-	14.2	.4
Corporates	729.5	19.3	26.0	1.2	755.5	20.5
Subtotal	1,062.4	24.1	26.0	1.2	1,088.5	25.3
Equity Securities	6.3	-	96.7	2.1	103.0	2.2
Total	$1,068.8	$24.1	$122.7	$3.4	$1,191.6	$27.5

At September 30, 2011, the Company held 85 fixed maturity and 9 equity securities in an unrealized loss position, representing 4.3% as to fixed maturities and 20.9% as to equity securities of the total number of such issues it held. At December 31, 2010, the Company held 283 fixed maturity and 3 equity securities in an unrealized loss position, representing 13.5% as to fixed maturities and 7.1% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 2 and 5 fixed maturity securities and 1 and 2 equity securities had been in a continuous unrealized loss position for more than 12 months as of September 30, 2011 and December 31, 2010, respectively. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") of mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, certain U.S. and Canadian government agency securities, and a restricted publicly traded common stock. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of September 30, 2011 and December 31, 2010.

The following table shows a summary of assets measured at fair value segregated among the various input levels described above:

	Fair value measurements as of September 30, 2011:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$389.5	$918.5	$-	$1,308.0
Tax-exempt	-	1,218.5	-	1,218.5
Corporates	-	6,018.1	30.5	6,048.6
Equity securities	419.5	74.7	.9	495.2
Short-term investments	$1,306.8	$-	$5.3	$1,312.2

	Fair value measurements as of December 31, 2010:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$483.9	$935.4	$-	$1,419.4
Tax-exempt	-	1,459.8	-	1,459.8
Corporates	-	5,622.2	30.6	5,652.9
Equity securities	525.0	145.0	2.4	672.4
Short-term investments	$998.6	$-	$5.4	$1,004.0

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At September 30, 2011, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment income from:
Fixed maturity securities	$89.1	$90.0	$268.9	$277.0
Equity securities	2.4	2.4	7.3	5.2
Short-term investments	.3	.5	1.1	1.2
Other sources	.8	.3	3.3	2.7
Gross investment income	92.7	93.4	280.7	286.2
Investment expenses (a)	1.9	.7	5.2	2.2
Net investment income	$90.8	$92.6	$275.5	$284.0

Realized gains (losses) on:
Fixed maturity securities:
Gains	$9.9	$9.9	$21.5	$50.4
Losses	(.1)	-	(1.6)	(.1)
Net	9.7	9.9	19.9	50.2

Equity securities & other long-term investments	(25.3)	(6.0)	(31.9)	29.4
Total	(15.5)	3.8	(12.0)	79.7
Income taxes (credits)(b)	(8.3)	1.3	(7.1)	27.8
Net realized gains (losses)	$(7.2)	$2.5	$(4.9)	$51.8
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$116.1	$125.4	$173.9	$260.6
Less: Deferred income taxes (credits)	40.4	43.8	60.6	91.0
Net changes in unrealized investment gains (losses)	$75.7	$81.6	$113.2	$169.5

Equity securities & other long-term investments	$(70.2)	$72.0	$(113.8)	$62.2
Less: Deferred income taxes (credits)	(24.5)	25.2	(39.9)	21.7
Net changes in unrealized investment gains (losses)	$(45.6)	$46.8	$(73.9)	$40.4

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.5 and $1.4 for the quarter and nine months ended September 30, 2011, respectively, and negligible amounts incurred in comparative periods of 2010.

(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

4.	Pension Plans:

As of September 30, 2011, the Company has four pension plans covering a portion of its work force. The four plans are the Old Republic International Employees Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan), the Old Republic National Title Group Pension Plan (the Title Plan), and the PMA Capital Corporation Pension Plan (the PMA Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. With the exception of the PMA Plan, these plans have been closed to new participants since December 31, 2004. The PMA Plan was frozen as of December 31, 2005. Under the terms of the freeze, the plan is closed to new participants and eligible employees retained all of their rights under the plan that they had vested as of December 31, 2005 but do not accrue any additional benefits thereafter. Plan assets are comprised principally of bonds, common stocks and short-term investments. Cash contributions of $21.7 and $32.7 were made to the pension plans in the current quarter and first nine months of 2011, respectively, and additional cash contributions of $.9 are expected to be made in the remaining portion of calendar year 2011.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
General Insurance Group:
Net premiums earned	$550.0	$435.0	$1,601.4	$1,247.9
Net investment income and other income	97.0	66.1	283.7	200.7
Total revenues before realized gains or losses	$647.0	$501.1	$1,885.2	$1,448.7
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$64.7	$25.8	$204.2	$124.5
Income tax expense (credits) on above	$19.5	$9.3	$62.1	$37.0

Mortgage Guaranty Group:
Net premiums earned	$110.4	$120.3	$336.1	$385.7
Net investment income and other income	15.4	22.1	49.2	69.3
Total revenues before realized gains or losses	$125.9	$142.4	$385.4	$455.1
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)(c)	$(237.8)	$(94.0)	$(514.9)	$(150.3)
Income tax expense (credits) on above	$(79.6)	$(33.5)	$(177.1)	$(55.6)

Title Insurance Group:
Net premiums earned	$240.3	$224.1	$732.9	$600.7
Title, escrow and other fees	90.0	87.6	257.4	252.9
Sub-total	330.4	311.8	990.3	853.6
Net investment income and other income	7.2	6.9	22.0	20.7
Total revenues before realized gains or losses	$337.7	$318.7	$1,012.3	$874.3
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$9.6	$5.7	$17.8	$1.1
Income tax expense (credits) on above	$3.3	$1.9	$5.8	$-

Consolidated Revenues:
Total revenues of above Company segments	$1,110.6	$962.4	$3,283.1	$2,778.2
Other sources (b)	33.7	33.9	110.9	110.5
Consolidated net realized investment gains (losses)	(15.5)	3.8	(12.0)	79.7
Consolidation elimination adjustments	(15.3)	(13.7)	(43.9)	(41.1)
Consolidated revenues	$1,113.5	$986.5	$3,338.0	$2,927.3

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(163.4)	$(62.4)	$(292.7)	$(24.7)
Other sources – net (b)	(3.6)	(2.2)	(11.1)	(3.6)
Consolidated net realized investment gains (losses)	(15.5)	3.8	(12.0)	79.7
Consolidated income (loss)
before income taxes (credits)	$(182.7)	$(60.7)	$(316.0)	$51.3

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(56.6)	$(22.2)	$(109.1)	$(18.4)
Other sources – net (b)	(1.1)	(.8)	(3.9)	(1.5)
Income tax expense (credits) on
consolidated net realized investment gains (losses)	(8.3)	1.3	(7.1)	27.8
Consolidated income tax expense (credits)	$(66.1)	$(21.7)	$(120.2)	$7.8

	September 30,	December 31,
	2011	2010
Consolidated Assets:
General	$12,324.2	$12,189.8
Mortgage	2,097.5	2,537.9
Title	925.0	915.0
Other assets (b)	1,006.2	576.7
Consolidation elimination adjustments	(353.9)	(336.8)
Consolidated	$15,999.1	$15,882.7

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $6.6 and $18.1  compared to $5.3 and $16.0 for the quarter and nine months ended September 30, 2011 and 2010, respectively; Mortgage - $2.0 and $5.9 compared to $1.8 and $5.3 for the quarter and nine months ended September 30, 2011 and 2010, respectively; and Title - $1.3 and $3.9 compared to $1.2 and $3.9 for the quarter and nine months ended September 30, 2011 and 2010, respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.
(c)
Income (loss) before taxes (credits) for 2011 interim periods includes an accrual of employment severance and similar costs ($5.3), elimination of previously deferred acquisition costs ($29.1) no longer deemed recoverable in future run-off periods, and a write-off of the historical goodwill balance of $10.7.

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 have substantially depleted and continue to erode the statutory capital base of the Company's mortgage insurance subsidiaries. Sixteen states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to the level of risk in force. The most common measure applied allows for a maximum permitted risk to capital ratio of 25 to 1. The failure to maintain the prescribed minimum capital level in a particular state would generally require a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority.

The Company's principal mortgage insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"), breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all of the states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC voluntarily discontinued writing new business. By a subsequent agreement with the North Carolina Department of Insurance ("NCDOI"), RMIC and its sister company, Republic Mortgage Insurance Company of North Carolina ("RMIC-NC'), agreed to discontinue writing new business in all states and limit themselves to servicing the run-off of their existing business.

RMIC thereafter filed a proposed run-off plan with the NCDOI for its approval. Under the plan, RMIC and/or a successor entity would operate under the control and supervision of the NCDOI. The plan has not yet been approved and may not be approved. If the plan is not approved, RMIC is likely to become capital impaired and could be placed in receivership by the NCDOI. If the plan is approved, RMIC and/or a successor entity would most likely become capital impaired. In such circumstance there is also no assurance that the run-off would be successful, that all legitimate claims would be honored, and that the Company would be permitted to re-enter the mortgage guaranty business by the NCDOI and/or Fannie Mae and Freddie Mac, both of which are currently in the conservatorship of the U.S. Government.

6.	Commitments and Contingent Liabilities:

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings which may prove to be material to the Company or a subsidiary are discussed below.

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in federal courts in two states – Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006), and Texas (Ahmad et al. v. ORNTIC, U.S. District Court, Northern District, Texas, Dallas Division, filed February 8, 2008). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The Pennsylvania suit also alleges violations of the federal Real Estate Settlement Procedures Act ("RESPA"). The Court in the Texas suit dismissed similar RESPA allegations. Classes have been certified in both actions, but the 5th Circuit Court of Appeals has granted ORNTIC’s motion appealing the Texas class certification.

 Beginning in early February 2008, some 80 purported consumer class action lawsuits were filed against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. ORNTIC was a named defendant in actions filed in 5 of the states. The suits were substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. Most of the suits have since been dismissed, and the dismissals are currently being appealed. Of those remaining, ORNTIC is currently among the named defendants in only one of these actions, in California. The anti-trust allegations in the California action have been dismissed and only the allegations of improper business practices under state law remain. On June 28, 2011 the Federal District Court for the Northern District of California granted a motion to stay the litigation and compel arbitration of individual claims, thus precluding the certification of a class action. The other suits in which ORNTIC was a named defendant have all been dismissed at the trial court level.

National class action suits have been filed against the Company’s subsidiary, Old Republic Home Protection Company ("ORHP") in the California Superior Court, San Diego, and the U.S. District Court in Birmingham, Alabama. The California suit has been filed on behalf of all persons who made a claim under an ORHP home warranty contract from March 6, 2003 to the present. The suit alleges breach of contract, breach of the implicit covenant of good faith and fair dealing, violations of certain California consumer protection laws and misrepresentation arising out of ORHP’s alleged failure to adopt and implement reasonable standards for the prompt investigation and processing of claims under its home warranty contracts. The suit seeks unspecified damages consisting of the rescission of the class members’ contracts, restitution of all sums paid by the class members, punitive damages, and declaratory and injunctive relief. ORHP removed the action to the U.S. District Court for the Southern District of California, and on January 6, 2011 the Court denied plaintiff’s motion for class certification. The Alabama suit alleges that ORHP pays fees to the real estate brokers who market its home warranty contracts and that the payment of such fees is in violation of Section 8(a) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA. No class has been certified in the Alabama action. Neither action is expected to result in any material liability to the Company.

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois seeking declaratory judgment to rescind or terminate various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account. In February of 2009, Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies. As of September 30, 2011, Old Republic had rescinded or denied coverage on more than 18,000 defaulted loans, based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications.

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

On January 29, 2010, in response to RMIC’s suit, Countrywide served RMIC with a demand for arbitration under the arbitration clauses of the same Policies. The demand raises largely the same issues as those raised in RMIC’s suit against Countrywide, but from Countrywide’s perspective, as well as Countrywide’s and RMIC’s compliance with the terms, provisions and conditions of the Policies. The demand includes a prayer for punitive, compensatory and consequential damages. RMIC filed a motion to stay the arbitration, and Countrywide filed a motion to dismiss RMIC’s lawsuit and to compel the arbitration. On July 26, 2010, the Court granted Countrywide’s motion, ordering the matters be submitted to arbitration and dismissing the lawsuit. The arbitration is proceeding.

After its First Amended Complaint was dismissed on May 4, 2011, on July 19, 2011, J.P. Morgan Chase Bank, N.A. ("Chase") filed a Second Amended Complaint against RMIC in the U.S. District Court for the District of New Jersey arising out of RMIC’s rescissions of coverage on approximately 377 mortgage loans. The new lawsuit abandons the earlier claim, which the Court dismissed, that RMIC could not unilaterally rescind coverage. Instead, Chase alleges that RMIC’s rescissions were improper either because the coverage had become incontestable; or the rescissions relied upon evidence that was either improperly obtained or insufficient, unreliable or immaterial; or the rescissions were not permitted by applicable law. Based on these allegations, Chase asserts claims for breach of contract, breach of good faith and fiduciary duties, negligence and violations of Colorado and Louisiana insurance laws and seeks declaratory relief and unspecified compensatory, treble and punitive damages.

On February 18, 2011, the Federal Deposit Insurance Corporation, as receiver of AmTrust Bank, filed a suit against Old Republic Insurance Company ("ORIC") in the U.S. District Court for the Northern District of Ohio arising out of ORIC’s termination of a credit indemnity policy issued to insure home equity loans made or held by AmTrust. The suit alleges breach of contract and seeks a declaratory judgment that ORIC’s attempted termination and/or cancellation of the policy did not terminate coverage of the insured loans and that ORIC remains obligated to provide coverage for such loans under the policy. The suit seeks damages in excess of $46, declaratory relief, pre-and post-judgment interest, attorneys’ fees and costs.

Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. The Company and its subsidiaries have defended and intend to continue defending vigorously against each of the aforementioned actions. The Company does not believe it probable that any of these actions will have a material adverse effect on its consolidated financial condition, results of operations, or cash flows, though there can be no assurance in those regards. Nor are we able to make a reasonable estimate or range of estimates of any potential liability under these lawsuits, the counterclaim, and the arbitration, all of which seek unquantified damages, attorneys' fees, and expenses. It is also unclear what effect, if any, the run-off of RMIC and depletion of its capital will have in the actions against it.

7.	Debt:

On March 9, 2011, the Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes. The notes bear interest at a rate of 3.75% per year, mature on March 15, 2018, and are convertible at any time prior to maturity by the holder into 64.3407 shares of common stock per one thousand dollar note.

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
3.75% Convertible Senior Notes due 2018	$550.0	$514.2	$-	$-
8.0% Convertible Senior Notes due 2012	316.2	323.3	316.2	399.2
ESSOP debt with an average yield of 3.72%
and 3.77%, respectively	23.4	23.4	25.8	25.8
Junior subordinated debt due 2037 and 2033 - 2037,
respectively, with average yields of 8.29%
and 4.34% to 8.29%, respectively	20.0	20.0	62.5	62.5
8.5% Senior Notes due 2018	-	-	56.4	56.4
Surplus notes due 2035 with an
average yield of 4.79%	-	-	10.0	10.0
Other miscellaneous debt	3.2	3.2	4.0	4.0
Total debt	$912.8	$884.2	$475.0	$558.1

On March 4, 2011, the Company terminated a $150.0 one year commercial paper credit facility.

The Company's 3.75% and 8.0% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default. The Notes provide that, among other events, the insolvency of a Significant Subsidiary of the Company constitutes an event of default. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, is defined as a Significant Subsidiary for purposes of the Notes. The capital adequacy issues discussed in Note 5 of the Notes to Consolidated Financial Statements relative to the flagship carrier could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. The Company believes that it would have most of the financial resources to pay the outstanding principal on the Notes if required to do so.

8.	Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The IRS is currently examining the Company's 2008 consolidated Federal income tax return, along with the Company's amended returns for years 2005 through 2007 relative to a claim for recovery of taxes previously paid. The Company's 2006 consolidated Federal income tax return has been examined and no significant adjustments have been identified. The Company classifies interest and penalties as income tax expense in the consolidated statement of income.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2011 and 2010
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 1.9% of consolidated operating revenues for the nine months ended September 30, 2011 and 1.5% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases, most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements are recent disclosure requirements pertaining to uncertainties affecting income tax provisions, methodologies for establishing the fair value and recording of other-than-temporary impairments of securities, possible consolidation of variable interest entities, and composition of plan assets held by the Company's defined benefit plans. More recently, the FASB also issued new guidance relative to the calculation of deferred acquisition costs incurred by insurance entities and goodwill impairment. The requisite disclosures and explanations for these matters are covered in the pertinent sections of this Management Analysis and/or footnotes to the Company's consolidated financial statements regularly included in its quarterly and annual reports to the SEC on Forms 10-Q and/or 10-K, respectively.

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and the laws of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic's 2010 Annual Report on Form 10-K.

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

EXECUTIVE SUMMARY

Old Republic’s 2011 consolidated operations remained unprofitable in the latest quarterly and year-to-date periods, whereas much lower consolidated operating losses were sustained in the same periods of 2010. From a business segment standpoint, year-to-date comparisons among these periods reflect more positive general and title insurance operating results in 2011. Mortgage guaranty performance, however, has continued to deteriorate as incurred claim costs have exacted a greater toll on Old Republic’s overall bottom line.

Financial data for the third quarter and first nine months of 2011 includes the accounts of PMA Capital Corporation (“PMA”) whose merger with Old Republic occurred on October 1, 2010. The addition of PMA-related accounts in this year’s third quarter and first nine months had a positive effect on consolidated operating revenues of $144.2 and $423.7, and on net operating results of $3.8 and $15.0, for the respective periods.

Consolidated Results – The major components of Old Republic’s consolidated results and other data for the periods reported upon are shown below.

	Quarters Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Operating revenues:
General insurance	$647.0	$501.1	29.1%	$1,885.2	$1,448.7	30.1%
Mortgage guaranty	125.9	142.4	-11.6	385.4	455.1	-15.3
Title insurance	337.7	318.7	5.9	1,012.3	874.3	15.8
Corporate and other	18.4	20.2	-9.2	67.0	69.4	-3.4
Total	$1,129.0	$982.6	14.9%	$3,350.1	$2,847.6	17.6%
Pretax operating income (loss):
General insurance	$64.7	$25.8	149.9%	$204.2	$124.5	64.1%
Mortgage guaranty	(237.8)	(94.0)	-152.9	(514.9)	(150.3)	-242.4
Title insurance	9.6	5.7	67.6	17.8	1.1	N/M
Corporate and other	(3.6)	(2.2)	-64.3	(11.1)	(3.6)	-207.6
Sub-total	(167.1)	(64.6)	-158.6	(303.9)	(28.3)	N/M
Realized investment gains (losses):
From sales	26.5	5.1		38.1	80.9
From impairments	(42.1)	(1.2)		(50.2)	(1.2)
Net realized investment gains (losses)	(15.5)	3.8	N/M	(12.0)	79.7	-115.1
Consolidated pretax income (loss)	(182.7)	(60.7)	-200.7	(316.0)	51.3	N/M
Income taxes (credits)	(66.1)	(21.7)	-203.8	(120.2)	7.8	N/M
Net income (loss)	$(116.5)	$(38.9)	-198.9%	$(195.7)	$43.5	N/M %

Consolidated underwriting ratio:
Benefits and claim ratio	72.8%	68.3%	69.0%	62.9%
Expense ratio	50.1	48.3	48.4	48.2
Composite ratio	122.9%	116.6%	117.4%	111.1%

Diluted earnings per share:
Net operating income (loss)	$(0.43)	$(0.17)		$(0.75)	$(0.04)
Net realized investment gains (losses)	(0.03)	0.01		(0.02)	0.22
Net income (loss)	$(0.46)	$(0.16)		$(0.77)	$0.18

Cash dividends paid per share	$0.1750	$0.1725	1.4%	$0.5250	$0.5175	1.4%

Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.18	$0.07	$0.56	$0.37
Mortgage guaranty	(0.62)	(0.26)	(1.32)	(0.40)
Title insurance	0.02	0.02	0.05	-
Corporate and other	(0.01)	-	(0.04)	(0.01)
Subtotal	(0.43)	(0.17)	(0.75)	(0.04)
Net realized investment gains (losses)	(0.03)	0.01	(0.02)	0.22
Net income (loss)	$(0.46)	$(0.16)	$(0.77)	$0.18
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

The preceding tables therefore show both operating and net income or loss to highlight the effects of realized investment gain or loss recognition on period-to-period comparisons. The composition of such realized gains or losses follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Realized gains (losses) from sales of
previously impaired securities:
Actual tax basis (loss) on sales	$-	$-	$-	$(44.0)
Accounting adjustment for impairment
charges taken in prior periods	-	-	.4	71.9
Net amount included herein	-	-	.4	27.9
Net realized gains from sales of all other securities	26.5	5.1	37.7	53.0
Net gain (loss) from actual sales	26.5	5.1	38.1	80.9
Net realized losses from impairments	(42.1)	(1.2)	(50.2)	(1.2)
Net realized investment gains (losses) reported herein	$(15.5)	$3.8	$(12.0)	$79.7

General Insurance Results – Operating earnings for 2011’s third quarter and first nine months were affected positively by moderately lower claim costs and the above-noted inclusion of PMA’s accounts. Key indicators of year-over-year performance follow:

	General Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Net premiums earned	$550.0	$435.0	26.4%	$1,601.4	$1,247.9	28.3%
Net investment income	67.5	63.6	6.2	202.2	192.9	4.8
Benefits and claims costs	401.8	353.0	13.8	1,159.9	962.3	20.5
Pretax operating income (loss)	$64.7	$25.8	149.9%	$204.2	$124.5	64.1%

Claim ratio	73.1%	81.2%	72.4%	77.1%
Expense ratio	25.9	26.1	25.9	26.9
Composite ratio	99.0%	107.3%	98.3%	104.0%

Third quarter, 2011 inclusion of the PMA-related accounts resulted in approximate increases of $112.5 in net premiums earned, $4.7 in net investment income, $82.7 in benefits and claims costs, and $5.8 in pretax operating income. For the first nine months of this year these amounts were $335.1, $13.6, $240.5, and $22.7, respectively. Excluding PMA’s contribution, the remainder of general insurance net premiums earned posted basically flat quarterly and year-to-date comparisons. As reported for the past several years, the combination of ongoing recessionary conditions and a soft pricing environment in the commercial insurance arena has constrained premium growth. Lessened economic activity affects such factors as insureds’ sales and employment levels, both of which are important elements upon which Old Republic’s insurance premiums are based.

Overall general insurance underwriting performance was relatively stable in the first nine months of this year. The consumer credit indemnity (“CCI”) coverage which is in temporary run-off and thus reflects only renewal premiums from 2008 and prior years’ production, continued to produce adverse but moderately lower underwriting losses. CCI claims experience consequently burdened the overall general insurance claim ratio by 1.8 and 13.8 percentage points in the third quarter of 2011 and 2010, and by 2.5 and 9.6 for the first nine months of these years, respectively.

While PMA’s merger produced a meaningful addition to general insurance consolidated invested assets, net investment income did not grow commensurably. The lower yields available for newly investable funds and the relatively short maturity configuration of the investment portfolio are impeding revenue growth from this source.

Mortgage Guaranty Results – Operating performance in this year’s third quarter and first nine months was affected negatively by higher claim costs and much lower investment income emanating from a smaller invested asset base. Key indicators of this segment’s interim results follow:

	Mortgage Guaranty Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Net premiums earned	$110.4	$120.3	-8.2%	$336.1	$385.7	-12.9%
Net investment income	15.0	20.7	-27.8	47.7	65.8	-27.6
Claims costs	298.2	215.5	38.4	794.7	542.5	46.5
Pretax operating income (loss)	$(237.8)	$(94.0)	-152.9%	$(514.9)	$(150.3)	-242.4%

Claim ratio	270.0%	179.1%	236.4%	140.6%
Expense ratio	47.3	14.8	26.0	14.0
Composite ratio	317.3%	193.9%	262.4%	154.6%

In the first nine months of 2010, Old Republic’s mortgage guaranty subsidiaries had negotiated the terminations of various captive reinsurance and pool insurance contracts. From a financial accounting standpoint, premiums obtained upon terminations of captive reinsurance agreements are recognized as income when they are received rather than being deferred to future periods when the related claim costs are expected to arise. On the other hand terminations of pool insurance contracts cause a reduction of incurred claims due to the positive effect of reserves transferred, but negative cash flows ensue. As a result of these transactions, net premiums earned for the first nine months of 2010 were enhanced by $13.4, net losses incurred were reduced by $51.8, and net operating cash outflows of $173.6 were sustained. No similarly significant transactions have occurred during 2011.

Since the advent of the current economic crisis, new mortgage guaranty production has not added significantly to the Company’s net risk in force base. Ongoing weakness from the downturn in overall mortgage originations, lower industry-wide penetration of the nation's current mortgage market, and the effects of more selective underwriting guidelines employed since late 2007 have been contributing factors. Together with premium refunds related to claim rescissions and the above-noted termination of pool insurance contracts which effectively ended subsequent periods' premium inflows, these factors led to a continued decline in earned premiums in the latest quarterly and year-to-date periods.

Net investment income dropped as a result of the lower invested asset base brought about by the aggregate effect of higher claim disbursements, lower premium volume, termination of insured mortgage pools, and a low yield environment for quality securities to which the investment portfolio is directed.

The above-noted impact of captive and pool transactions on 2010 premiums and claims notwithstanding, recurring mortgage guaranty claim costs rose by 38.4% and 33.7% in this year’s third quarter and first nine months, respectively. While newly reported defaults have continued in a downtrend, other offsetting factors have led to these higher costs. The combination of higher claim payments, reduced levels of actual and estimated claim rescissions or denials on new and previously reported defaults, and moderately higher claim severity is most accountable for the upward pressure on 2011 incurred claim costs. The following table shows the major components of the resulting claim ratios inclusive of the above-noted effects of captive reinsurance and pool insurance contract terminations for the periods shown.

		Mortgage Guaranty Group
		Quarters Ended		Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010
	Components of incurred claim ratio as a
	percent of earned premiums:
	Paid claims:
	Excluding captive and pool transactions	252.4%	247.6%	253.5%	164.9%
	Captive and pool transactions	-	-102.4	-0.9	42.3
	Paid claim ratio	252.4	145.2	252.6	207.2
	Claim reserve provisions:
	Excluding captive and pool transactions	17.6	-64.5	-16.5	-5.3
	Captive and pool transactions	-	98.4	0.3	-61.3
	Claim reserve provision ratio	17.6	33.9	-16.2	-66.6
Incurred claim ratio:	As reported	270.0%	179.1%	236.4%	140.6%
	Excluding captive
	and pool transactions	270.0%	183.1%	237.0%	159.6%

Recurring production and other expenses declined slightly during 2011. From an expense ratio standpoint, however, the beneficial effect of this decline was largely negated by ongoing reductions in the earned premium base, from a third quarter 2011 accrual of employment severance and similar costs ($5.3), and from elimination ($29.1) of previously deferred acquisition costs no longer deemed recoverable in future run-off periods. The segment’s expenses also include a third quarter 2011 write-off of the historical goodwill balance of $10.7.

As noted in prior periods’ reports, the Company’s flagship mortgage guaranty insurance carrier had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August

31, 2011. As a consequence, underwriting of new policies ceased and the existing book of business was voluntarily placed in run-off operating mode. In these circumstances the run-off will devolve within constraints of Old Republic’s investment in the segment ($296.6), thereby limiting ORI’s possible future economic loss to this amount. Should this capital investment become fully depleted, the loss would represent 7.7% of Old Republic’s consolidated shareholders’ equity or $1.16 per share outstanding at September 30, 2011.

The Company’s standard model of projected results extending through 2020 continues to reflect ultimate profitability for the aggregate run-off book of business. While the establishment of a premium deficiency reserve is therefore unwarranted, the model nonetheless contemplates that this year’s fourth quarter and years 2012-2013 will more likely than not reflect an operating loss. In this eventuality, capital committed to the flagship carrier (approximately $155.7, or $0.61 per ORI share outstanding at September 30, 2011), will continue on a path toward full depletion in relatively short order. In anticipation of this most likely turn of events, the Company is considering alternative run-off approaches to the achievement of its loss limiting objective. Implementation of any run-off plan will require approval by the North Carolina Department of Insurance as regulator of the flagship carrier.

The construction of any model of future quarterly and annual performance is predicated on a number of assumptions and is highly sensitive to a wide range of estimates. Many of the assumptions and estimates consider the conflicted interests of insured lending institutions, as well as general economic and industry-specific trends and occurrences over which the Company has no control. Importantly, the model cannot address with certainty the evolving or future social and economic policies of the U. S. Government vis-a-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies pertaining to financial intermediaries such as Fannie Mae and Freddie Mac.

Recent years’ poor mortgage guaranty results notwithstanding, Old Republic maintains a long-term strategic interest in this line of insurance. With necessary enterprise risk management revisions to the existing business model, it anticipates re-activating this segment by directing new premium production to a separately held and capitalized subsidiary. Achievement of this objective will depend largely on the requisite approvals of the Company’s state insurance regulator and its two major policyholders, Fannie Mae and Freddie Mac. At this juncture, however, there is no assurance whether or when this planned re-activation of the business will occur.

Title Insurance Results – Old Republic’s title insurance business continued to portray the positive operating momentum that first emerged in the second quarter of 2009. Key performance indicators are shown below:

	Title Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Net premiums and fees earned	$330.4	$311.8	6.0%	$990.3	$853.6	16.0%
Net investment income	6.7	6.5	3.3	20.3	19.8	2.7
Claims costs	25.6	26.0	-1.5	76.7	66.8	14.8
Pretax operating income (loss)	$9.6	$5.7	67.6%	$17.8	$1.1	N/M %

Claim ratio	7.8%	8.3%	7.8%	7.8%
Expense ratio	91.0	91.9	92.1	94.4
Composite ratio	98.8%	100.2%	99.9%	102.2%

Continued growth in premiums and fees benefitted mostly from market share gains emanating from title industry dislocations and consolidation during the past three years or so. The claim ratio for this year’s first nine months was essentially unchanged from the prior year’s level. While production and other expenses rose by 5.4% and 13.8% quarter-over-quarter and for the year-to-date period, respectively, the increase was lower than the 6.0% and 16.0% growth in premiums and fees revenues for these periods.

Corporate and Other Operations – The Company’s small life and health business and the net costs associated with the parent holding company and its internal services subsidiaries produced losses for 2011 and 2010 interim periods. Variations in the results posted by these relatively minor elements of Old Republic’s operations usually stem from volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest expenses on intra-system financing arrangements.

	Corporate and Other Operations
	Quarters Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Life & health premiums earned	$16.2	$18.1	-10.2%	$59.9	$61.9	-3.2%
Net investment income	1.4	1.7	-14.9	5.1	5.3	-2.7
Other income	.6	.3	72.9	1.8	2.0	-10.3
Benefits and claims costs	7.6	10.2	-25.2	29.9	31.6	-5.3
Insurance expenses	8.7	10.1	-13.7	32.3	33.2	-2.8
Corporate and other expenses-net	5.6	2.0	171.7	15.8	8.1	96.1
Pretax operating income (loss)	$(3.6)	$(2.2)	-64.3%	$(11.1)	$(3.6)	-207.6%

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic's consolidated cash and invested assets as well as shareholders' equity accounts at the dates shown:

			End of		% Change
		September	December	September	Sept '11	Sept 11'
		2011	2010	2010	Dec '10	Sept 10'
Cash and invested assets:	Fair value basis	$10,642.8	$10,490.7	$9,944.5	1.4%	7.0%
	Original cost basis	$10,156.5	$10,015.1	$9,302.7	1.4%	9.2%

Shareholders’ equity:	Total	$3,827.9	$4,121.4	$4,037.7	-7.1%	-5.2%
	Per common share	$14.98	$16.16	$17.05	-7.3%	-12.1%

Composition of shareholders’ equity per share:
Equity before items below		$13.07	$14.36	$14.65	-9.0%	-10.8%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		1.91	1.80	2.40
Total		$14.98	$16.16	$17.05	-7.3%	-12.1%

Consolidated cash flow from operating activities produced deficits of $127.6 and $172.9 for the first nine months of 2011 and 2010, respectively.

The consolidated investment portfolio reflects a current allocation of approximately 82% to fixed-maturity securities and 5% to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives. These are intended to assure solid funding of its insurance subsidiaries’ long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of capital accounts.

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

Old Republic's equity investments at September 30, 2011 include common stock holdings fair valued at an aggregate of $25.3 for two publicly held mortgage guaranty businesses (MGIC Investment Corp. and The PMI Group). These securities were acquired in 2007 and 2008 as passive long-term investment additions to a core segment of Old Republic’s business. These holdings were written down to their current aggregate fair values through impairments recorded between 2008 and September, 2011.

Substantially all changes in Old Republic’s shareholders’ equity account reflect the net income or loss, dividend payments to shareholders, and variations in market values of invested assets during the periods shown below:

	Shareholders’ Equity Per Share
	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2011	2011	2010
Beginning balance	$15.56	$16.16	$16.49
Changes in shareholders’ equity:
Net operating income (loss)	(0.43)	(0.75)	(0.04)
Net realized investment gains (losses):
From sales	0.08	0.11	0.22
From impairments	(0.11)	(0.13)	-
Subtotal	(0.03)	(0.02)	0.22
Net unrealized investment gains (losses)	0.12	0.15	0.89
Total realized and unrealized investment gains (losses)	0.09	0.13	1.11
Cash dividends	(0.17)	(0.52)	(0.52)
Stock issuance, foreign exchange, and other transactions	(0.07)	(0.04)	0.01
Net change	(0.58)	(1.18)	0.56
Ending balance	$14.98	$14.98	$17.05

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

In recent years, the Financial Accounting Standards Board ("FASB") has issued various releases requiring additional financial statement disclosures, and to provide guidance relative to the application of such releases. Of particular relevance to the Company's financial statements are recent disclosure requirements pertaining to uncertainties affecting income tax provisions, methodologies for establishing the fair value and recording of other-than-temporary impairments of securities, possible consolidation of variable interest entities, and composition of plan assets held by the Company's defined benefit plans. The requisite disclosures and explanations of these matters have been included in the footnotes to the Company's financial statements. More recently, the FASB also issued new guidance relative to the calculation of deferral of acquisition costs incurred by insurance entities and goodwill impairment. These matters are discussed further in Note 1 of the Notes to Consolidated Financial Statements.

FINANCIAL POSITION

The Company's financial position at September 30, 2011 reflected increases in assets and liabilities of .7% and 3.5%, respectively, and a decrease in common shareholders' equity of 7.1% when compared to the immediately preceding year-end. Cash and invested assets represented 66.5% and 66.1% of consolidated assets as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the invested asset base rose by 1.7% to $10,429.5 principally from net proceeds of a public offering of convertible senior notes (see Note 7).  This increase was offset by negative consolidated operating cash flows and the payment of cash dividends to common shareholders.

Investments - During the first nine months of 2011 and 2010, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities. At both September 30, 2011 and 2010, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At September 30, 2011, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2011. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	September 30,	December 31,
	2011	2010
Aaa	18.8%	21.3%
Aa	18.4	20.6
A	33.0	29.9
Baa	28.6	26.9
Total investment grade	98.8	98.7
All other (b)	1.2	1.3
Total	100.0%	100.0%

(a)
Credit quality ratings used are those assigned primarily by Moody's for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor's ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody's ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	September 30, 2011
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Industrial	$17.0		$1.0
Services	1.9		.4
Banking	6.4		.2
Energy	5.7		.1
Total	$31.2	(c)	$1.9

(c)	Represents .4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	September 30, 2011
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$19.5		$1.0
Retail	18.4		.9
Finance	21.1		.5
Consumer Non Durables	20.4		.5
Other (includes 13 industry groups)	103.1		1.4
Total	$182.6	(d)	$4.5

(d)	Represents 2.3% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	September 30, 2011
			Gross
			Unrealized
	Cost		Losses
Equity Securities by Industry Concentration:
Index Funds	$121.6		$15.0
Banking	1.3		.7
Telecommunications	.7		.1
Finance	1.2		.1
Other (includes 2 industry groups)	2.0		-
Total	$127.0	(e)	$16.1	(f)

(e)	Represents 37.8% of the total equity securities portfolio.
(f)	Represents 4.8% of the adjusted cost of the total equity securities portfolio, while gross unrealized gains represent 52.1% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	September 30, 2011
	Amortized Cost
	of Fixed Maturity Securities		Gross Unrealized Losses
		Non-		Non-
		Investment		Investment
	All	Grade Only	All	Grade Only
Maturity Ranges:
Due in one year or less	$5.6	$-	$-	$-
Due after one year through five years	110.3	13.5	1.7	.8
Due after five years through ten years	85.8	15.6	3.6	.5
Due after ten years	12.0	1.9	.9	.4
Total	$213.9	$31.2	$6.4	$1.9

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	September 30, 2011
	Amount of Gross Unrealized Losses
	Less than			Total Gross
	20% of	20% to 50%	More than	Unrealized
	Cost	of Cost	50% of Cost	Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$5.4	$.4	$-	$5.8
Seven to twelve months	.2	-	-	.2
More than twelve months	-	.2	-	.3
Total	$5.6	$.7	$-	$6.4
Equity Securities:
One to six months	$15.3	$-	$.7	$16.0
Seven to twelve months	-	-	-	-
More than twelve months	-	-	-	-
Total	$15.3	$-	$.7	$16.1

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	65	1	-	66
Seven to twelve months	17	-	-	17
More than twelve months	1	1	-	2
Total	83	2	-	85	(g)
Equity Securities:
One to six months	7	-	1	8
Seven to twelve months	-	-	-	-
More than twelve months	-	-	1	1
Total	7	-	2	9	(g)

(g)
At September 30, 2011, the number of issues in an unrealized loss position represent 4.3% as to fixed maturities, and 20.9% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses is based on balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (September 30, 2011 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	September 30,	December 31,
	2011	2010
Maturity Ranges:
Due in one year or less	11.1%	10.5%
Due after one year through five years	51.1	52.2
Due after five years through ten years	35.0	34.6
Due after ten years through fifteen years	.9	1.3
Due after fifteen years	1.9	1.4
Total	100.0%	100.0%

Average Maturity in Years	4.5	4.6
Duration (h)	3.8	3.8

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.8 as of September 30, 2011 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.8%.

Composition of Unrealized Gains (Losses)

	September 30,	December 31,
	2011	2010
Fixed Maturity Securities:
Amortized cost	$7,938.9	$8,070.4
Estimated fair value	8,575.2	8,532.2
Gross unrealized gains	642.6	487.0
Gross unrealized losses	(6.4)	(25.3)
Net unrealized gains (losses)	$636.2	$461.7

Equity Securities:
Original cost	$631.3	$648.3
Adjusted cost(*)	336.1	402.8
Estimated fair value	495.2	672.4
Gross unrealized gains	175.2	271.7
Gross unrealized losses	(16.1)	(2.2)
Net unrealized gains (losses)	$159.0	$269.5

(*) net of OTTI adjustments

Other Assets - Among other major assets, substantially all of the Company's receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated amounts unrecoverable. Deferred policy acquisition costs are estimated by taking into account the variable costs of producing specific types of insurance policies, and evaluating their recoverability on the basis of recent trends in claims costs. The Company's deferred policy acquisition cost balances have not fluctuated substantially from period-to-period, aside from the third quarter write-off of certain mortgage guaranty balances as discussed in the Executive Summary. Deferred policy acquisition costs do not represent significant percentages of assets or shareholders' equity.

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $306.5 in dividends from its subsidiaries in 2011 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. From time to time additional cash needs are also met by accessing the debt and equity capital markets. At September 30, 2011, the Company's consolidated debt to equity ratio was 23.8%, a level it currently does not expect to exceed for the immediate future. Refer to Item 1A - Risk Factors for additional discussion regarding other liquidity matters.

Capitalization - Old Republic's total capitalization of $4,740.8 at September 30, 2011 consisted of debt of $912.8 and common shareholders' equity of $3,827.9. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 30 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate, the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management's long-term expectations for the Company's consolidated business.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. As noted in prior periods’ reports, the Company’s flagship mortgage guaranty insurance carrier had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a consequence, underwriting of new policies ceased and the existing book of business was voluntarily placed in run-off operating mode. See Executive Summary under Mortgage Guaranty Results for a current update of this matter.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 32.3% of 2011 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 67.7% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
						% Change
						from prior
	General	Mortgage	Title	Other	Total	period
Years Ended December 31:
2008	$1,989.3	$592.5	$656.1	$80.1	$3,318.1	-7.9%
2009	1,782.5	644.5	888.4	73.3	3,388.9	2.1
2010	1,782.1	498.8	1,211.0	81.4	3,573.5	5.4
Nine Months Ended September 30:
2010	1,247.9	385.7	853.6	61.9	2,549.3	.8
2011	1,601.4	336.1	990.3	59.9	2,988.0	17.2
Quarters Ended September 30:
2010	435.0	120.3	311.8	18.1	885.4	-5.7
2011	$550.0	$110.4	$330.4	$16.2	$1,007.2	13.8%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:
	General Insurance Earned Premiums by Type of Coverage
	Commercial			Inland
	Automobile			Marine
	(mostly	Workers'	Financial	and	General
	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended December 31:
2008	34.9%	21.0%	16.1%	9.7%	7.5%	10.8%
2009	36.6	21.7	13.5	9.5	8.0	10.7
2010	38.0	25.2	11.2	8.9	6.4	10.3
Nine Months Ended September 30:
2010	40.0	20.8	11.7	9.3	7.0	11.2
2011	32.7	36.7	7.7	7.6	5.8	9.5
Quarters Ended September 30:
2010	39.3	20.3	13.7	8.8	6.8	11.1
2011	32.3%	37.2%	7.5%	7.6%	5.6%	9.8%

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

	Net CCI Earned Premiums
		% of General
		Insurance	Risk in
	Amount	Group	Force
Years Ended December 31:
2008	$204.3	10.3%	$2,613.8
2009	121.4	6.8	2,004.8
2010	87.9	4.9	1,518.6
Nine Months Ended September 30:
2010	61.5	4.9	1,605.4
2011	44.1	2.8	$1,347.0
Quarters Ended September 30:
2010	31.2	7.2
2011	$14.7	2.7%

The following tables provide information on production and related risk exposure trends for Old Republic's Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
	Traditional
New Insurance Written:	Primary	Bulk	Other	Total
Years Ended December 31:
2008	$20,861.9	$3.5	$1,123.5	$21,989.0
2009	7,899.2	-	.5	7,899.8
2010	3,990.2	-	-	3,990.2
Nine Months Ended September 30:
2010	2,810.5	-	-	2,810.5
2011	2,087.7	-	-	2,087.7
Quarters Ended September 30:
2010	1,097.9	-	-	1,097.9
2011	$619.2	$-	$-	$619.2

	Traditional
New Risk Written by Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2008	$4,815.0	$.6	$11.8	$4,827.5
2009	1,681.7	-	-	1,681.7
2010	930.0	-	-	930.0
Nine Months Ended September 30:
2010	659.4	-	-	659.4
2011	507.9	-	-	507.9
Quarters Ended September 30:
2010	258.7	-	-	258.7
2011	$154.4	$-	$-	$154.4

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:			Traditional
Years Ended December 31:	Direct	Net	Primary	Bulk
2008	$698.4	$592.5	83.9%	88.4%
2009	648.6	644.5	82.8	88.3
2010	529.5	498.8	82.1	88.0
Nine Months Ended September 30:
2010	410.4	385.7	83.4	88.2
2011	353.5	336.1	82.4%	82.9%
Quarters Ended September 30:
2010	126.9	120.3
2011	$116.3	$110.4

As more fully discussed in the Executive Summary, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was voluntarily placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.5% of total net risk in force as of September 30, 2011, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
	Traditional
Net Risk in Force By Type:	Primary	Bulk	Other	Total
As of December 31:
2008	$20,463.0	$2,055.0	$457.0	$22,975.1
2009	18,727.9	1,776.7	297.2	20,801.9
2010	16,557.4	1,187.0	256.1	18,000.6
As of September 30:
2010	17,166.5	1,238.8	260.8	18,666.1
2011	$15,160.0	$1,063.4	$211.0	$16,434.5

Analysis of Risk in Force
			FICO
	FICO less	FICO 620	Greater	Unscored/
Risk in Force Distribution By FICO Scores:	than 620	to 680	than 680	Unavailable

Traditional Primary:
As of December 31:
2008	7.0%	30.5%	60.5%	2.0%
2009	6.5	28.8	63.1	1.6
2010	6.4	27.5	64.7	1.4
As of September 30:
2010	6.4	27.8	64.3	1.5
2011	6.2%	26.7%	65.8%	1.3%

Bulk(a):
As of December 31:
2008	18.2%	33.7%	47.9%	.2%
2009	17.6	33.1	49.2	.1
2010	23.2	32.1	44.6	.1
As of September 30:
2010	22.9	32.0	45.0	.1
2011	23.8%	32.1%	43.9%	.2%

	LTV	LTV	LTV	LTV
	85.0	85.01	90.01	Greater
Risk in Force Distribution By Loan to Value ("LTV") Ratio:	and below	To 90.0	To 95.0	than 95.0

Traditional Primary(b):
As of December 31:
2008	5.1%	35.5%	31.6%	27.8%
2009	5.4	36.9	31.2	26.5
2010	5.3	37.0	31.9	25.8
As of September 30:
2010	5.3	37.1	31.7	25.9
2011	5.1%	36.5%	32.7%	25.7%

Bulk(a):
As of December 31:
2008	63.5%	20.1%	8.6%	7.8%
2009	65.9	18.4	7.8	7.9
2010	57.7	22.8	9.6	9.9
As of September 30:
2010	57.5	22.8	9.7	10.0
2011	57.1%	22.9%	9.8%	10.2%

(a)	Bulk pool risk in-force, which represented 31.0% of total bulk risk in-force at September 30, 2011, has been allocated pro-rata based on insurance in-force.

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

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	PA	VA	NC
As of December 31:
2008	8.3%	8.1%	5.2%	5.2%	3.2%	5.5%	3.1%	3.8%	2.9%	4.4%
2009	8.1	8.5	5.2	5.1	3.2	5.5	3.1	4.0	2.9	4.5
2010	7.5	8.7	5.2	5.0	3.3	5.1	3.1	4.2	2.9	4.7
As of September 30:
2010	7.6	8.6	5.2	5.0	3.2	5.2	3.1	4.2	2.9	4.7
2011	7.4%	8.8%	5.1%	5.0%	3.3%	5.0%	3.2%	4.3%	3.0%	4.8%

	Bulk (a)
	FL	TX	GA	IL	OH	CA	NJ	PA	AZ	NY
As of December 31:
2008	10.0%	4.6%	4.0%	3.9%	3.1%	18.2%	3.4%	2.7%	4.3%	5.4%
2009	10.4	4.6	4.0	4.0	3.2	17.8	3.5	2.6	4.1	5.4
2010	9.9	5.3	4.3	4.0	3.9	15.8	3.3	3.1	3.5	6.0
As of September 30:
2010	10.0	5.2	4.3	4.0	3.8	16.0	3.3	3.0	3.6	5.9
2011	10.0%	5.4%	4.4%	4.0%	3.9%	15.2%	3.4%	3.1%	3.3%	6.3%

	Full	Reduced
Risk in Force Distribution By Level of Documentation:	Docu-	Docu-
	Mentation	Mentation
Traditional Primary:
As of December 31:
2008	90.0%	10.0%
2009	91.1	8.9
2010	92.4	7.6
As of September 30:
2010	92.1	7.9
2011	92.8%	7.2%

Bulk (a):
As of December 31:
2008	49.1%	50.9%
2009	49.4	50.6
2010	57.7	42.3
As of September 30:
2010	57.4	42.6
2011	58.3%	41.7%

Risk in Force Distribution By Loan Type:	Fixed Rate
	& ARMS	ARMS
	with resets	with resets
	>= 5 years	< 5 years
Traditional Primary:
As of December 31:
2008	95.8%	4.2%
2009	96.3	3.7
2010	96.8	3.2
As of September 30:
2010	96.7	3.3
2011	97.0%	3.0%

Bulk (a):
As of December 31:
2008	74.4%	25.6%
2009	75.4	24.6
2010	69.6	30.4
As of September 30:
2010	69.7	30.3
2011	70.5%	29.5%

(a)	Bulk pool risk in-force, which represented 31.0% of total bulk risk in-force at September 30, 2011, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
		Independent
		Title
	Direct	Agents &
	Operations	Other
Years Ended December 31:
2008	36.8%	63.2%
2009	38.5	61.5
2010	35.6	64.4
Nine Months Ended September 30:
2010	36.5	63.5
2011	32.3	67.7
Quarters Ended September 30:
2010	35.1	64.9
2011	33.8%	66.2%

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

						Fair	Invested
	Invested Assets at Adjusted Cost					Value	Assets at
				Corporate		Adjust-	Fair
	General	Mortgage	Title	and Other	Total	ment	Value
As of December 31:
2009	$5,670.9	$2,466.3	$615.2	$355.2	$9,107.8	$580.6	$9,688.4
2010	6,451.2	2,039.2	636.0	394.1	9,520.5	738.7	10,259.3
As of September 30:
2010	5,606.2	2,206.5	605.3	428.2	8,846.4	904.5	9,751.0
2011	$6,474.1	$1,676.5	$655.3	$823.9	$9,629.9	$799.6	$10,429.5

	Net Investment Income					Yield at
				Corporate		Original	Fair
	General	Mortgage	Title	and Other	Total	Cost	Value
Years Ended
December 31:
2008	$253.6	$86.8	$25.1	$11.6	$377.3	4.27%	4.33%
2009	258.9	92.0	25.2	7.2	383.5	4.15	4.17
2010	260.1	84.9	26.5	7.3	379.0	3.94	3.80
Nine Months Ended
September 30:
2010	192.9	65.8	19.8	5.3	284.0	4.08	3.90
2011	202.2	47.7	20.3	5.1	275.5	3.73	3.55
Quarters Ended
September 30:
2010	63.6	20.7	6.5	1.7	92.6	4.06	3.83
2011	$67.5	$15.0	$6.7	$1.4	$90.8	3.65%	3.48%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first nine months of both 2011 and 2010, 62.5% and 44.2%, respectively, of all such dispositions resulted from these occurrences.

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

The following table reflects the composition of net realized gains or losses for the periods shown. The 2010 realized gains on fixed maturity securities reflect the sale of certain tax-exempt municipal bonds. The gains on equity securities generally reflect the recovery of value realized upon the subsequent sale of common stocks originally impaired in 2008. All sales proceeds were redirected to taxable bonds with higher investment yields and a diversified portfolio of equity securities, with concentrations within the utility and energy industries.

	Realized Gains (Losses) on
	Disposition of Securities			Impairment Losses on Securities
		Equity			Equity
		securities			securities		Net
	Fixed	and miscell-		Fixed	and miscell-		realized
	maturity	aneous		maturity	aneous		gains
	securities	investments	Total	securities	investments	Total	(losses)
Years Ended
December 31:
2008	$(25.0)	$20.9	$(4.1)	$(11.5)	$(470.7)	$(482.3)	$(486.4)
2009	4.2	11.7	15.9	(1.5)	(8.0)	(9.5)	6.3
2010	79.1	31.2	110.3	-	(1.2)	(1.2)	109.1
Nine Months Ended
September 30:
2010	50.2	30.6	80.9	-	(1.2)	(1.2)	79.7
2011	19.9	18.2	38.1	-	(50.2)	(50.2)	(12.0)
Quarters Ended
September 30:
2010	9.9	(4.8)	5.1	-	(1.2)	(1.2)	3.8
2011	$9.7	$16.8	$26.5	$-	$(42.1)	$(42.1)	$(15.5)

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of September 30, 2011 and December 31, 2010:

	Claim and Loss Adjustment Expense Reserves
	September 30, 2011		December 31, 2010
	Gross	Net	Gross	Net

Commercial automobile (mostly trucking)	$1,137.4	$953.2	$1,111.8	$917.5
Workers' compensation	3,444.5	1,798.2	3,508.5	1,823.0
General liability	1,319.0	647.1	1,317.3	650.4
Other coverages	599.4	383.8	624.6	387.9
Unallocated loss adjustment expense reserves	176.2	141.2	191.0	149.1
Total general insurance reserves	6,676.8	3,923.8	6,753.5	3,928.1

Mortgage guaranty	1,639.6	1,559.5	1,729.7	1,614.0
Title	305.7	305.7	281.2	281.2
Life and health	19.8	16.1	24.2	20.0
Unallocated loss adjustment expense reserves -
other coverages	25.9	25.9	25.8	25.8
Total claim and loss adjustment expense reserves	$8,668.0	$5,831.2	$8,814.6	$5,869.3
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$183.8	$135.2	$195.7	$144.9
% of total general insurance reserves	2.8%	3.4%	2.9%	3.7%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Nine Months Ended September 30,
	2011	2010
Net reserve increase (decrease):
General Insurance	$(4.3)	$(49.9)
Mortgage Guaranty	(54.6)	(256.8)
Title Insurance	24.7	6.9
Other	(3.8)	.1
Total	$(38.0)	$(299.6)

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	September 30,	December 31,
	2011	2010
General Insurance	$1,930.4	$1,905.1
Mortgage Guaranty	64.3	46.2
Title Insurance	253.1	216.5
Other	4.4	5.0
Total	$2,252.3	$2,172.9

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2008	73.0%	199.3%	7.0%	81.8%
2009	76.3	176.0	7.9	76.7
2010	76.4	153.6	8.0	63.4
Nine Months Ended September 30:
2010	77.1	140.6	7.8	62.9
2011	72.4	236.4	7.8	69.0
Quarters Ended September 30:
2010	81.2	179.1	8.3	68.3
2011	73.1%	270.0%	7.8%	72.8%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claims Ratios by Type of Coverage
		Commercial			Inland
		Automobile			Marine
	All	(mostly	Workers'	Financial	and	General
	Coverages	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended
December 31:
2008	73.0%	76.1%	69.4%	95.0%	60.5%	64.4%	53.9%
2009	76.3	71.5	74.9	117.8	63.0	65.6	60.1
2010	76.4	73.0	70.7	126.9	62.8	64.6	67.1
Nine Months Ended
September 30:
2010	77.1	72.8	71.2	131.9	60.9	62.1	66.8
2011	72.4	74.5	71.4	84.6	68.8	65.5	63.2
Quarters Ended
September 30:
2010	81.2	71.1	66.2	149.0	69.8	74.4	66.1
2011	73.1%	74.3%	67.6%	73.1%	78.1%	92.7%	68.2%

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

The following table shows CCI claims related trends for the periods shown:

					Effect on
					General	Reported
	CCI Claim Costs				Insurance	Delinquency	Claim
	Paid		Incurred		Claim	Rate at End	Rescissions
	Amount	Ratio (a)	Amount	Ratio (a)	Ratio (b)	of Period	and Denials
Years Ended December 31:
2008	$250.4	122.6%	$258.6	126.6%	6.1%	6.0%	$268.9
2009	256.9	211.6	214.7	176.9	7.3	6.8	974.0
2010	265.4	301.8	212.5	241.7	8.6	4.6	621.5
Nine Months Ended September 30:
2010	207.4	336.8	161.6	262.4	9.6	5.3	534.8
2011	75.9	172.0	72.0	163.1	2.5	4.5%	132.6
Quarters Ended September 30:
2010	97.3	311.7	80.9	259.0	13.8		116.7
2011	$22.1	149.9%	$20.2	137.3%	1.8%		$29.5

(a)	Percent of net CCI earned premiums.
(b)	Represents the percentage point increase in the general insurance claim ratio.

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

Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, typically workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 6.2 years (gross) and 9.2 years (net of reinsurance) as of September 30, 2011 and 5.9 years (gross) and 10.0 years (net of reinsurance) as of December 31, 2010. The survival ratios are presented on a pro forma basis as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .6% of general insurance group net incurred losses for the five years ended December 31, 2010.

The mortgage guaranty claim ratios in the third quarter and first nine months of 2011 were affected mostly by higher claim payments, reduced levels of claim rescissions and denials and higher claims severity. As indicated in the above Executive Summary, Old Republic's mortgage guaranty subsidiaries negotiated the termination of various captive reinsurance and pool insurance contracts during the first half of 2010. Taken together all of these transactions reduced the incurred claims ratio for the third quarter and first nine months of 2010 by approximately 4.0 and 19.0 percentage points, respectively. These claim ratios had risen through year-end 2009 principally as a result of higher reserve provisions and paid losses. Reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigations costs, legal fees, and accumulated interest expenses.

In common with all other insurance lines, mortgage guaranty paid and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company, and exclude claims not paid by virtue of coverage rescissions and claim denials shown in the table below. In a similar vein, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves entering into the determination of incurred claim costs take into account a large number of variables one of which relates to changes in claim cost estimates for anticipated coverage rescissions and claims denials. The effect of changes in anticipated coverage rescissions and claims denials on period end claim reserve estimates resulted in increases to incurred losses of $310.0 and $955.5 for the nine months ended September 30, 2011 and 2010, respectively.

Certain mortgage guaranty  average claims related trends are listed below:

	Average Paid Claim		Reported Delinquency
	Amount (c)		Ratio at End of Period		Claim
	Traditional		Traditional		Rescissions
	Primary	Bulk	Primary	Bulk	and Denials
Years Ended December 31:
2008	$43,532	$56,481	10.34%	17.17%	$211.0
2009	48,492	59,386	16.83	30.81	719.5
2010	47,954	58,184	15.55	24.54	748.8
Nine Months Ended September 30:
2010	46,754	57,787	16.04	24.29	559.8
2011	48,388	55,911	14.30%	23.80%	246.4
Quarters Ended September 30:
2010	45,657	56,469			188.0
2011	$49,609	$56,405			$59.4

(c)	Amounts are in whole dollars.

	Traditional Primary Delinquency Ratios for Top Ten States (d):
	FL	TX	GA	IL	OH	CA	NJ	PA	VA	NC
As of December 31:
2008	21.9%	7.1%	11.1%	10.8%	11.0%	19.8%	11.4%	7.7%	8.1%	7.6%
2009	34.1	10.6	18.8	19.5	16.4	30.5	21.1	11.6	13.9	12.3
2010	32.6	9.6	17.3	19.2	16.0	22.6	20.7	11.5	11.7	11.9
As of September 30:
2010	33.3	10.1	18.2	19.4	16.1	24.9	21.0	11.3	12.6	12.2
2011	31.0%	7.9%	15.0%	19.5%	14.9%	17.5%	22.3%	11.4%	11.2%	11.6%

	Bulk Delinquency Ratios for Top Ten States (d):
	FL	TX	GA	IL	OH	CA	NJ	PA	NY	AZ
As of December 31:
2008	27.0%	10.2%	16.3%	19.1%	17.1%	22.4%	16.0%	19.8%	13.8%	18.2%
2009	46.5	16.3	27.6	35.7	23.4	41.3	33.3	21.7	26.8	37.5
2010	37.0	15.2	22.3	28.6	23.2	27.7	27.9	20.6	23.2	24.6
As of September 30:
2010	36.4	14.5	23.9	28.8	20.9	27.9	27.6	19.9	22.1	25.4
2011	36.2%	15.1%	23.8%	28.0%	21.7%	24.3%	28.8%	20.9%	24.2%	21.2%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (d):
	FL	TX	GA	IL	OH	CA	NJ	PA	VA	NC
As of December 31:
2008	21.3%	7.2%	11.2%	10.2%	11.4%	17.2%	12.1%	8.1%	7.3%	6.8%
2009	36.4	11.2	19.4	20.5	17.2	33.9	24.1	12.9	14.0	11.5
2010	32.1	9.9	17.1	19.1	16.6	23.2	21.5	12.1	10.6	10.9
As of September 30:
2010	32.6	10.3	18.0	19.3	16.4	24.8	21.7	11.9	11.4	11.2
2011	31.0%	8.4%	15.4%	19.6%	15.5%	19.1%	23.0%	12.1%	10.8%	11.3%

(d)	As determined by risk in force as of September 30, 2011, these 10 states represent approximately 49.9%, 58.9%, and 50.2%, of traditional primary, bulk, and total risk in force, respectively.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, claim ratios have risen for the most recent three years due to the continuing downturn and economic stresses in the housing and related mortgage lending industries.

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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2008	24.2%	15.7%	103.6%	39.1%
2009	25.8	12.6	93.8	41.8
2010	26.6	14.4	93.0	48.0
Nine Months Ended September 30:
2010	26.9	14.0	94.4	48.2
2011	25.9	26.0	92.1	48.4
Quarters Ended September 30:
2010	26.1	14.8	91.9	48.3
2011	25.9%	47.3%	91.0%	50.1%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The 2011 mortgage guaranty expense ratios reflect a third quarter accrual of employment severance and similar costs, and the elimination of previously deferred acquisition costs as discussed in the Executive Summary.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2008	97.2%	215.0%	110.6%	120.9%
2009	102.1	188.6	101.7	118.5
2010	103.0	168.0	101.0	111.4
Nine Months Ended September 30:
2010	104.0	154.6	102.2	111.1
2011	98.3	262.4	99.9	117.4
Quarters Ended September 30:
2010	107.3	193.9	100.2	116.6
2011	99.0%	317.3%	98.8%	122.9%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (36.2)% and (38.0)% in the third quarter and first nine months of 2011, compared to (35.8)% and 15.2% in the third quarter and first nine months of 2010. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

Old Republic's market risk exposures at September 30, 2011, have not materially changed from those identified in the Company's 2010 Annual Report on Form 10-K.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal accounting officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective for the above referenced evaluation period.

Changes in Internal Control

During the three month period ended September 30, 2011, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A – Risk Factors

      There have been no material changes with respect to the risk factors disclosed in the Company’s 2010 Annual report on Form 10-K except as follows:

Convertible Senior Notes

      The Company's 3.75% and 8.0% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default. The Notes provide that, among other events, the insolvency of a Significant Subsidiary of the Company constitutes an event of default. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, is defined as a Significant Subsidiary for purposes of the Notes. The capital adequacy issues discussed in the Executive Summary and elsewhere herein, under "Discontinuation of New Mortgage Guaranty Insurance Production" herein, relative to the flagship carrier could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. The Company believes that it would have most of the financial resources to pay the outstanding principal on the Notes if required to do so.

Discontinuation of New Mortgage Guaranty Insurance Production

      The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 have substantially depleted and continue to erode the statutory capital base of the Company's mortgage insurance subsidiaries. Sixteen states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to the level of risk in force. The most common measure applied allows for a maximum permitted risk to capital ratio of 25 to 1. The failure to maintain the prescribed minimum capital level in a particular state would generally require a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority.

      The Company's principal mortgage insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"), breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all of the states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC voluntarily discontinued writing new business. By a subsequent agreement with the North Carolina Department of Insurance ("NCDOI"), RMIC and its sister company, Republic Mortgage Insurance Company of North Carolina ("RMIC-NC"), agreed to discontinue writing new business in all states and limit themselves to servicing the run-off of their existing business.

      RMIC thereafter filed a proposed run-off plan with the NCDOI for its approval. Under the plan, RMIC and/or a successor entity would operate under the control and supervision of the NCDOI. The plan has not yet been approved and may not be approved. If the plan is not approved, RMIC is likely to become capital impaired and could be placed in receivership by the NCDOI. If the plan is approved, RMIC and/or a successor entity would also most likely become capital impaired. In such circumstance there is also no assurance that the run-off would be successful, that all legitimate claims would be honored, and that the Company would be permitted to re-enter the mortgage guaranty business by the NCDOI and/or Fannie Mae and Freddie Mac, both of which are currently in the conservatorship of the U.S. Government.

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

Old Republic International Corporation
(Registrant)
Date:	November 7, 2011

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