Form 10-K
period 2011-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2012-02-29
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)
For the fiscal year ended: December 31, 2011 OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)
For the transition period from _____________________________ to ______________________________
Commission File Number: 001-10607
OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	No. 36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue, Chicago, Illinois	60601
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: 312‑346‑8100
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☒                    Accelerated filer ☐
Non-accelerated filer    ☐                    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes: / No:X
The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Personal Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2011, the last day of the registrant's most recently completed second fiscal quarter, was $2,770,186,310.
The registrant had 259,328,278 shares of Common Stock outstanding as of January 31, 2012.
Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy statement for the 2012 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 113)	III, Items 10, 11, 12, 13 and 14 IV, Item 15
______________________________________
There are 114 pages in this report

PART I

Item 1 - Business

(a) General Description of Business. Old Republic International Corporation is a Chicago based holding company engaged in the single business of insurance underwriting. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely, it's General (property and liability insurance), Mortgage Guaranty, and Title Insurance Groups. References herein to such groups apply to the Company's subsidiaries engaged in these respective segments of business. The results of a small life and health insurance business are included within the corporate and other caption of this report. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise managed for the long run. Management therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on the maintenance of financial soundness in support of its subsidiaries' long-term obligations to insurance beneficiaries. To achieve these objectives, adherence to certain basic insurance risk management principles is stressed, and asset diversification and quality are emphasized. The underwriting principles encompass:

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

In light of the above factors, the Company's affairs are necessarily managed for the long-run and without significant regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, such short reporting time frames do not comport well with the long-term nature of much of its business. Management believes that the Company's operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five to ten year intervals. Such extended periods can encompass one or two economic and/or underwriting cycles, and thereby provide appropriate time frames for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.

Effective October 1, 2010, Old Republic acquired PMA Capital Corporation ("PMA"), an insurance holding company with interests in the commercial property and liability insurance field. The consideration transferred of $247.2 million included the issuance of 17,754,047 Old Republic common shares and the replacement value of PMA stock options. The financial statements and other data in this report include PMA's results of operations for the full year of 2011 and the final quarter of 2010. Assets and liabilities are included as of December 31, 2011 and 2010.

The contributions to consolidated net revenues and income before taxes, and the assets and shareholders' equity of each Old Republic segment are set forth in the following table. This information should be read in conjunction with the consolidated financial statements, the notes thereto, and the "Management Analysis of Financial Position and Results of Operations" appearing elsewhere in this report.

Financial Information Relating to Segments of Business (a)

Net Revenues (b)	($ in Millions)
Years Ended December 31:	2011	2010	2009
General	$2,547.1	$2,074.9	$2,052.7
Mortgage Guaranty	506.1	588.4	746.1
Title	1,391.8	1,238.8	914.1
Corporate & Other - net (c)	143.7	145.8	138.1
Consolidated realized investment gains (losses)	115.5	109.1	6.3
Consolidation elimination adjustments	(58.8)	(54.5)	(53.8)
Consolidated	$4,645.5	$4,102.7	$3,803.6

Income (Loss) Before Taxes
Years Ended December 31:	2011	2010	2009
General	$304.3	$172.7	$200.1
Mortgage Guaranty	(678.1)	(260.8)	(486.4)
Title	36.2	9.4	2.1
Corporate & Other - net (c)	(14.6)	(2.8)	4.0
Consolidated realized investment gains (losses)	115.5	109.1	6.3
Consolidated	$(236.7)	$27.6	$(273.6)

Assets
As of December 31:	2011	2010	2009
General	$12,384.3	$12,189.8	$9,920.8
Mortgage Guaranty	2,027.6	2,537.9	3,233.4
Title	956.2	915.0	852.8
Corporate & Other - net (c)	973.4	576.7	503.5
Consolidation elimination adjustments	(291.2)	(336.8)	(320.5)
Consolidated	$16,050.4	$15,882.7	$14,190.0

Shareholders' Equity
As of December 31:	2011	2010	2009
General (d)	$2,952.9	$2,846.8	$2,548.2
Mortgage Guaranty (d)	16.2	441.1	581.7
Title (d)	323.0	300.6	288.6
Corporate & Other - net (c)	525.7	578.6	516.9
Consolidation elimination adjustments	(45.4)	(45.8)	(44.1)
Consolidated	$3,772.5	$4,121.4	$3,891.4

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

(c)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.

(d)
Shareholders' equity as shown in this schedule excludes intercompany financing arrangements for the following segments: General - $469.4, $334.6, and $334.0 as of December 31, 2011, 2010, and 2009, respectively; Mortgage - $175.0 as of December 31, 2011 and $150.0 as of December 31, 2010 and 2009; and Title - $143.9, $150.4, and $139.9 as of December 31, 2011, 2010, and 2009, respectively.

General Insurance Group
Old Republic's General Insurance segment is best characterized as a commercial lines insurance business with a strong focus on liability insurance coverages. Most of these coverages are provided to businesses, government, and other institutions. The Company does not have a meaningful exposure to personal lines insurance such as homeowners and private automobile coverages, nor does it insure significant amounts of commercial or other real property. In continuance of its commercial lines orientation, Old Republic also focuses on specific sectors of the North American economy, most prominently the transportation (trucking and general aviation), commercial construction, healthcare, education, retail and wholesale, forest products, energy, general manufacturing, and financial services industries. In managing the insurance risks it undertakes, the Company employs various underwriting and loss mitigation techniques such as utilization of policy deductibles, captive insurance risk-sharing arrangements, and retrospective rating and policyholder dividend plans. These underwriting techniques are intended to better correlate premium charges with the ultimate claims experience pertaining to individual or groups of assureds.
Over the years, the General Insurance Group's operations have been developed steadily through a combination of internal growth, the establishment of additional subsidiaries focused on new types of coverages and/or industry sectors, and through several mergers of smaller companies. As a result, this segment has become widely diversified with a business base encompassing the following major coverages:
Automobile Extended Warranty Insurance (1992): Coverage is provided to the vehicle owner for certain mechanical or electrical repair or replacement costs after the manufacturer's warranty has expired.
Aviation (1983): Insurance policies protect the value of aircraft hulls and afford liability coverage for acts that result in injury, loss of life, and property damage to passengers and others on the ground or in the air. Old Republic's aviation business does not extend to commercial airlines.
Commercial Automobile Insurance (1930's): Covers vehicles (mostly trucks) used principally in commercial pursuits. Policies cover damage to insured vehicles and liabilities incurred by an assured for bodily injury and property damage sustained by third parties.
Commercial Multi-Peril ("CMP")(1920's): Policies afford liability coverage for claims arising from the acts of owners or employees, and protection for the physical assets of large businesses.
Financial Indemnity: Multiple types of specialty coverages, including most prominently the following five, are underwritten by Old Republic within this financial indemnity products classification.
Consumer Credit Indemnity ("CCI")(1955): Policies provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of loan balances by individual buyers and borrowers. Claim costs are typically affected by unemployment, bankruptcy, and other issues leading to failures to pay.
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
Guaranteed Asset Protection ("GAP")(2003): This insurance covers an automobile loan borrower for the dollar value difference between an insurance company's liability for the total loss (remaining cash value) of an insured vehicle and the amount still owed on an automobile loan.
Surety (1981): Bonds are insurance company guarantees of performance by a corporate principal or individual such as for the completion of a building or road project, or payment on various types of contracts.
General Liability (1920's): Protects against liability of an assured which stems from carelessness, negligence, or failure to act, and results in property damage or personal injury to others.
Home Warranty Insurance (1981): This product provides repair and/or replacement coverage for home systems (e.g. plumbing, heating, and electrical) and designated appliances.
Inland Marine (1920's): Coverage pertains to the insurance of property in transit over land and of property which is mobile by nature.
Travel Accident (1970): Coverages provided under these policies, some of which are also underwritten by the Company's Canadian life insurance affiliate, cover monetary losses arising from trip delay and cancellation for individual insureds.
Workers' Compensation (1910's): This coverage is purchased by employers to provide insurance for employees' lost wages and medical benefits in the event of work-related injury, disability, or death.
______
(Parenthetical dates refer to the year(s) when Old Republic's Companies began underwriting the coverages)
______

Commercial automobile, general liability and workers' compensation insurance are typically produced in tandem for many assureds. For 2011, production of workers' compensation direct insurance premiums accounted for approximately 33.3% of consolidated General Insurance Group direct premiums written, while commercial automobile and general liability direct premium production amounted to approximately 28.3% and 10.4%, respectively, of such consolidated totals.

Approximately 87% of general insurance premiums are produced through independent agency or brokerage channels, while the remaining 13% is obtained through direct production facilities.

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

As to all types of mortgage insurance products, the amount of premium charge depends on various underwriting criteria such as loan-to-value ratios, the level of coverage being provided, the borrower's credit history, the type of loan instrument (whether fixed rate/fixed payment or an adjustable rate/adjustable payment), documentation type, and whether or not the insured property is categorized as an investment or owner occupied property. Coverage is non-cancelable by the Company (except in the case of non-payment of premium or certain master policy violations) and premiums are paid under single, annual, or monthly payment plans. Single premiums are paid at the inception of coverage and provide coverage for the entire policy term. Annual and monthly premiums are renewable on their anniversary dates with the premium charge determined on the basis of the original or outstanding loan amount. The majority of the Company's direct premiums are written under monthly premium plans. Premiums may be paid by borrowers as part of their monthly mortgage payment and passed through to the Company by the servicer of the loan or they may be paid directly by the originator of, or investor in the mortgage loan.

As noted in prior periods' reports, the Company's flagship mortgage guaranty insurance carrier ("RMIC") had been operating pursuant to a waiver of minimum state regulatory capital requirement since late 2009. This waiver expired on August 31, 2011. As a consequence, underwriting of new policies ceased and the existing book of business was placed in run-off operating mode. In this run-off situation, RMIC collects renewal premiums, participates in industry modification activities, and pays valid claims on policies in force as of August 31, 2011. No new business has been written since the latter date.

On January 19, 2012 the North Carolina Department of Insurance ("NCDOI") issued an Order of Supervision ("Order") providing for its immediate administrative supervision of RMIC's run-off operations. The Order responds to the capital depletion at RMIC caused by an unprecedented level of losses experienced industry-wide.

Supervision is an administrative proceeding under North Carolina law. It gives the NCDOI more oversight and control with the objective of allowing the insurer to develop a corrective plan subject to the Department's approval. It is unlike receivership which involves rehabilitation or liquidation of a company pursuant to a formal, court-ordered proceeding. Receivership results in a company's assets and management passing to a receiver who is overseen by a court. Moreover, supervision, unlike receivership, does not constitute an event of default by RMIC or its parent holding company with regard to any of their respective debt obligations.

Under the Order, RMIC continues to manage the business through its employees, and retains its status as a wholly-owned subsidiary of its ultimate parent holding company, Old Republic International Corporation. The Order specifies that RMIC may not engage in certain activities and transactions without the prior written approval of the NCDOI Commissioner or his appointed representative for supervision. Most significantly, the Company may not enter into material transactions, may not incur any debt or other liabilities, may not lend any of its funds, and may not terminate or enter into new contracts of insurance or reinsurance without approval.

The primary impact on policyholders and their beneficiaries is the Order's requirement that RMIC may not pay more than fifty percent of any claims allowed under any policy of insurance it has issued. The remaining fifty percent is to be deferred and credited to a temporary statutory surplus account on the books of RMIC during an initial period not to exceed one year. Accordingly, all claim payments made on January 19, 2012 and thereafter are to be made at the rate of fifty percent.

Title Insurance Group

Old Republic's title insurance business was founded in Minnesota in 1907. The business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records, which contain information concerning interests in real property. The policy insures against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2011, approximately 33% of the Company's consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company), while the remaining 67% emanated from independent title agents and underwritten title companies.

There are two basic types of title insurance policies: lenders' policies and owners' policies. Both are issued for a one-time premium. Most mortgages made in the United States are extended by mortgage bankers, savings and commercial banks, state and federal agencies, and life insurance companies. The financial institutions secure title insurance policies to protect their mortgagees' interest in the real property. This protection remains in effect for as long as the mortgagee has an interest in the property. A separate title insurance policy may be issued to the owner of the real estate. An owner's policy of title insurance protects an owner's interest in the title to the property.

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

The Company's small life and health business registered 2011 and 2010 net premium revenues of $74.9 million and $81.4 million, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic's general insurance operations. Production of term life insurance, accounting for net premiums earned of $15.1 million in 2011 and $17.0 million in 2010, was terminated and placed in run off as of year end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company's insurance segments.

	($ in Millions)
	Years Ended December 31,
	2011	2010	2009
General Insurance Group:
Overall Experience:
Net Premiums Earned	$2,167.7	$1,782.1	$1,782.5
Claim Ratio	70.6%	75.7%	75.9%
Policyholders' Dividend Benefit	.7	.7	.4
Expense Ratio	25.6	26.6	25.8
Composite Ratio	96.9%	103.0%	102.1%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$709.0	$676.3	$652.8
Claim Ratio	71.8%	72.8%	71.3%

Workers' Compensation:
Net Premiums Earned	$808.2	$447.9	$387.3
Claim Ratio	70.6%	69.0%	73.9%
Policyholders' Dividend Benefit	1.7%	1.7%	1.0%

General Liability:
Net Premiums Earned	$125.0	$113.7	$143.2
Claim Ratio	64.6%	64.3%	65.3%

Three Above Coverages Combined:
Net Premiums Earned	$1,642.4	$1,237.9	$1,183.5
Claim Ratio	70.7%	70.7%	71.4%

Financial Indemnity: (a)
Net Premiums Earned	$162.7	$199.9	$241.5
Claim Ratio	77.3%	126.9%	117.8%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$163.9	$158.3	$168.8
Claim Ratio	70.2%	61.8%	61.4%

Home and Automobile Warranty:
Net Premiums Earned	$150.7	$146.8	$141.6
Claim Ratio	66.3%	71.5%	65.2%

Other Coverages: (b)
Net Premiums Earned	$49.5	$35.7	$50.7
Claim Ratio	52.1%	48.9%	45.8%

Mortgage Guaranty Group:
Net Premiums Earned	$444.9	$498.8	$644.5
Claim Ratio	237.6%	153.6%	176.0%
Expense Ratio	23.9	14.4	12.6
Composite Ratio	261.5%	168.0%	188.6%

Title Insurance Group: (c)
Net Premiums Earned	$1,007.9	$863.0	$611.0
Combined Net Premiums & Fees Earned	$1,362.4	$1,211.0	$888.4
Claim Ratio	7.8%	8.0%	7.9%
Expense Ratio	91.2	93.0	93.8
Composite Ratio	99.0%	101.0%	101.7%

All Coverages Consolidated:
Net Premiums & Fees Earned	$4,050.1	$3,573.5	$3,388.9
Claim and Benefit Ratio	67.8%	63.4%	76.7%
Expense Ratio	48.0	48.0	41.8
Composite Ratio	115.8%	111.4%	118.5%
__________

Any necessary reclassifications of prior years' data are reflected in the above table to conform to current presentation.

(a)	Consists principally of fidelity, surety, consumer credit indemnity, executive indemnity (directors & officers and errors & omissions), and guaranteed asset protection (GAP) coverages.

(b)	Consists principally of aviation and travel accident coverages.

(c)	Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.

General insurance premiums increased in 2011 reflecting the addition of $412.4 million of PMA premiums during the year. Excluding the PMA premiums, the remainder of general insurance net premiums earned reflected growth of approximately 4.5% during 2011. The Company estimates that the combination of ongoing recessionary economic conditions and a generally soft pricing environment in the commercial insurance arena has generally constrained premium growth. However, during the past twelve months or so, premium rates have strengthened gradually and to varying degrees in certain parts of the Company's general insurance business. 2010 general insurance premiums include $103.7 million contributed by the PMA merger in the fourth quarter.

Mortgage guaranty earned premium levels continued to decline during 2011. The reduction stemmed from lower volumes of new insurance written, a continuation of elevated levels of premium refunds related to claims rescissions, the termination of certain pool insurance contracts in 2010, and the termination of new insurance underwriting effective August 31, 2011. Moreover, new business volume prior to August 31, 2011 reflected continued weakness from the downturn in overall mortgage originations, lower industry-wide penetration of the nation's current mortgage market, and the continuing effects of more selective underwriting guidelines in place since late 2007. Largely non-recurring captive reinsurance commutations contributed $13.6 million and $82.5 million of additional premiums covering future losses during 2010 and 2009, respectively. No similarly significant transactions occurred during 2011.

Title insurance premiums and fees continued to increase in 2011 mostly due to market share gains emanating from title industry dislocations and consolidation during the past three years.

Variations in claim ratios are typically caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and incurred but not reported claims and claim expenses. As demonstrated in the above table, the Company can therefore experience period-to-period volatility in the underwriting results posted for individual coverages. In light of the Company's basic underwriting focus in managing its business, a long-term objective has been to dampen this volatility by diversifying the coverages it offers and the industries it serves.

The claim ratios include loss adjustment expenses where appropriate. Policyholders' dividends, which apply principally to workers' compensation insurance, are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends.

Excluding the impact of Old Republic's consumer credit indemnity ("CCI") business discussed below, the overall general insurance claim ratio shows reasonably consistent trends for all periods reported upon. To a large extent, this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. Changes in commercial automobile claim ratios are primarily due to fluctuations in claim frequencies. Loss ratios for workers' compensation and liability insurance may reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. Additionally, workers' compensation claim costs in particular are affected by a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, and self-insured or deductible insurance programs that are intended to mitigate claim costs over time. Claim ratios for a relatively small book of general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestos and environmental claims exposures.

The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Given this concurrent underwriting approach, an evaluation of trends in premiums, claim and dividend ratios for these individual coverages is more appropriately considered in the aggregate.

The higher claim ratio for financial indemnity coverages in the periods shown was driven principally by greater claim frequencies experienced in Old Republic's CCI coverage. These higher claim ratios added 2.1, 8.6 and 7.3 percentage points, respectively, to the 2011, 2010 and 2009 general insurance overall claim ratio, respectively.

Mortgage guaranty claim ratios have continued at high levels in recent periods. These ratios have risen principally as a result of higher reserve provisions and paid losses. Greater reserve provisions have resulted from higher levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increased unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation; more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan; increases in housing supply relative to recent demand; historically high levels of coverage rescissions and claim denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines; and changes in claim settlement costs. The latter are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses. Recurring claim costs for 2011 increased in comparison with 2010. While newly reported defaults continued in a downtrend, other offsetting factors led to these higher costs. The combination of higher claim payments and reduced levels of actual and estimated claim rescissions or denials on new and previously reported defaults is most accountable for the upward pressure on 2011 incurred claim costs. Captive reinsurance and pool insurance contract terminations had the effect of lowering the 2010 and 2009 ratios from 168.6% and 201.8% to 153.6% and 176.0%, respectively.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, claim ratios have risen in the three most recent years, by comparison to historical trends, due to the continuing downturn and economic stresses in the housing and related mortgage lending industries.

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

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $235.1 million, $231.0 million and $143.9 million, as of December 31, 2011, 2010 and 2009, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are fundamentally of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above noted reasons.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2011, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2011 and 2010, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $182.0 million and $195.7 million gross, respectively, and $137.9 million and $144.9 million net of reinsurance, respectively. Based on average annual claims payments during the five most recent calendar years, such reserves represented 5.9 years (gross) and 9.4 years (net of reinsurance) as of December 31, 2011 and 5.9 years (gross) and 10.0 years (net of reinsurance) as of December 31, 2010. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2011, incurred A&E claim and related loss settlement costs have averaged .2% of average annual General Insurance Group claims and related settlement costs.

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

The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 2001 through 2011.

		($ in Millions)
(a)	As of December 31(6):	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
(b)	Liability (1) for unpaid claims and claim adjustment expenses(2):	$3,769	$3,779	$3,229	$3,222	$3,175	$2,924	$2,414	$2,182	$1,964	$1,802	$1,678

(c)	Paid (cumulative) as of (3):
	One year later	—%	24.9%	25.7%	27.3%	28.4%	25.0%	15.6%	25.5%	24.7%	23.4%	23.1%
	Two years later	—	—	38.1	40.6	42.8	40.7	32.0	34.1	39.2	38.4	37.0
	Three years later	—	—	—	49.3	51.1	50.6	43.5	44.8	44.4	48.1	47.3
	Four years later	—	—	—	—	56.9	56.1	51.1	51.9	50.9	50.8	53.6
	Five years later	—	—	—	—	—	60.4	55.0	57.4	55.9	55.1	54.8
	Six years later	—	—	—	—	—	—	58.8	60.0	60.1	59.0	58.1
	Seven years later	—	—	—	—	—	—	—	63.0	62.0	62.6	61.4
	Eight years later	—	—	—	—	—	—	—	—	64.9	64.0	64.5
	Nine years later	—	—	—	—	—	—	—	—	—	66.7	65.8
	Ten years later	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	68.3%
(d)	Liability reestimated (i.e., cumulative payments plus reestimated ending liability)
	As of (4):
	One year later	—%	96.1%	97.6%	98.2%	97.4%	96.2%	95.2%	97.6%	97.2%	98.6%	99.6%
	Two years later	—	—	94.6	95.1	94.9	94.3	92.3	94.8	97.0	98.2	101.3
	Three years later	—	—	—	93.1	92.5	92.4	90.4	93.3	95.6	99.7	102.7
	Four years later	—	—	—	—	90.9	90.2	88.4	92.2	95.7	100.4	105.8
	Five years later	—	—	—	—	—	89.0	87.3	91.6	95.6	100.6	106.7
	Six years later	—	—	—	—	—	—	86.6	91.1	95.5	101.0	107.3
	Seven years later	—	—	—	—	—	—	—	90.5	95.5	101.1	107.8
	Eight years later	—	—	—	—	—	—	—	—	95.6	101.5	108.0
	Nine years later	—	—	—	—	—	—	—	—	—	101.8	108.5
	Ten years later	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	108.9%
(e)	Redundancy (deficiency)(5) for each year-end	—%	3.9%	5.4%	6.9%	9.1%	11.0%	13.4%	9.5%	4.4%	(1.8)%	(8.9)%
	Average redundancy (deficiency) for all year-ends	6.0%
__________

(1)	Amounts are reported net of reinsurance.

(2)	Excluding unallocated loss adjustment expense reserves.

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

(6)
Historical data in the above table excludes amounts pertaining to PMA whose merger with Old Republic became effective October 1, 2010. Such PMA reserves have therefore been reflected from December 31, 2010 forward.

In reviewing the preceding tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving and settlement processes outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since cumulative retrospective premium and commission adjustments employed in various parts of the Company's business may partially offset such effects. The moderately deficient development of reserves at year-ends 2001 and 2002 pertain mostly to claims incurred in prior accident years, generally for business written in the 1980's. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

		($ in Millions)
		Years Ended December 31,
		2011	2010		2009	2008	2007	2006	2005	2004	2003	2002	2001

(a)	Beginning net reserves	$3,779	$3,819	*	$3,222	$3,175	$2,924	$2,414	$2,182	$1,964	$1,802	$1,678	$1,661
Incurred claims and claim expenses:
(b)	Current year provision	1,582	1,351		1,343	1,452	1,490	1,295	1,191	1,070	893	814	749
(c)	Change in prior years' provision	(149)	(76)		(56)	(83)	(110)	(116)	(52)	(55)	(25)	(7)	(44)
(d)	Total incurred	1,432	1,275		1,287	1,369	1,379	1,179	1,138	1,014	868	807	704
Claim payments on:
(e)	Current years' events	537	529		460	502	476	342	402	332	277	260	269
(f)	Prior years' events	905	786		818	820	652	326	504	463	428	423	418
(g)	Total payments	1,442	1,315		1,279	1,323	1,128	668	907	796	706	683	687

(h)	Ending net reserves (a + d - g)	3,769	3,779		3,229	3,222	3,175	2,924	2,414	2,182	1,964	1,802	1,678
(i)	Unallocated loss adjustment
	expense reserves	137	149		104	104	103	97	92	87	83	78	76
(j)	Reinsurance recoverable on
	claims reserves	2,827	2,825		2,046	2,020	1,976	1,929	1,894	1,632	1,515	1,363	1,261
(k)	Gross claims reserves (h + i + j)	$6,733	$6,753		$5,380	$5,346	$5,256	$4,951	$4,401	$3,902	$3,562	$3,244	$3,016
__________

(*) Includes reserves acquired through the PMA merger.

(b) Investments. In common with other insurance organizations, Old Republic invests most capital and operating funds in income producing securities. Investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. For many years, Old Republic's investment policy has therefore been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. The investment policy is also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company's invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries' long-term obligations to insurance policyholders and other beneficiaries, as well as evaluations of their long-term effect on stability of capital accounts. Accordingly, the investment portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. The Company does not have any exposure to European sovereign debt instruments.

Management considers investment grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no bond or note investments in default as to principal and/or interest at December 31, 2011 and 2010. The status and fair value changes of each investment is reviewed on at least a quarterly basis, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each balance sheet date. Substantially all of the Company's invested assets as of December 31, 2011 have been classified as "available for sale" pursuant to the existing investment policy.

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

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31,
	2011	2010
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$1,182.1	$1,419.4
Tax-Exempt	620.5	1,459.8
Corporate	6,590.5	5,652.9
	8,393.2	8,532.2

Equity Securities	580.8	672.4
Short-term Investments	1,476.2	1,004.0
Miscellaneous Investments	35.3	40.7
Total available for sale	10,485.6	10,249.4

Other Investments	9.8	9.8
Total Investments	$10,495.5	$10,259.3

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31,
	2011	2010	2009
Fixed Maturity Securities:
Taxable Interest	$310.2	$302.9	$285.5
Tax-Exempt Interest	43.0	65.6	83.0
	353.2	368.5	368.6

Equity Securities Dividends	11.3	9.0	7.4

Other Investment Income:
Interest on Short-term Investments	1.5	1.5	5.4
Sundry	4.7	3.9	4.9
	6.3	5.4	10.4
Gross Investment Income	370.9	383.1	386.5
Less: Investment Expenses (a)	6.2	4.1	3.0
Net Investment Income	$364.6	$379.0	$383.5

__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $1.9 million, $.5 million and $.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $8.3 billion and $8.5 billion at December 31, 2011 and 2010, respectively, represented approximately 52% and 54%, respectively, of consolidated assets, and 68% and 73%, respectively, of consolidated liabilities as of such dates.

Credit Quality Ratings of Fixed Maturity Securities (b)

	December 31,
	2011	2010
	(% of total portfolio)
Aaa	15.2%	21.3%
Aa	14.1	20.6
A	36.5	29.9
Baa	33.3	26.9
Total investment grade	99.1	98.7
All other (c)	.9	1.3
Total	100.0%	100.0%
__________

(b)
Credit quality ratings used are those assigned primarily by Moody's for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor's ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody's ratings classifications.

(c)	"All other" includes non‑investment grade or non‑rated issuers.

Age Distribution of Fixed Maturity Securities

	December 31,
	2011	2010
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	12.0%	10.5%
Due after one year through five years	42.4	52.2
Due after five years through ten years	42.1	34.6
Due after ten years through fifteen years	1.6	1.3
Due after fifteen years	1.9	1.4
	100.0%	100.0%

Average Maturity in Years	5.0	4.6

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2011.

As previously noted, the Company's flagship mortgage guaranty insurance carrier had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a consequence, underwriting of new policies ceased and the existing book of business was placed in run-off operating mode. Prior to August 31, 2011, traditional primary mortgage insurance was marketed principally through a direct sales force which called on mortgage bankers, brokers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration were paid to the lending institutions or others for the procurement or development of business. The Mortgage Guaranty segment's ten largest customers were responsible for 36.0%, 34.4% and 47.6% of traditional primary new insurance written in 2011, 2010, and 2009, respectively. The largest single customer accounted for 14.4% of traditional primary new insurance written in 2011 compared to 10.6% and 12.8% in 2010 and 2009, respectively.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 260 Company offices and through agencies and underwritten title companies in Puerto Rico, the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2011, approximately 67% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

Historically, several types of insurance coverages underwritten by Old Republic, such as consumer credit indemnity, title, and mortgage guaranty insurance, are affected in varying degrees by changes in national economic conditions. During periods when housing activity or mortgage lending are constrained by any combination of rising interest rates, tighter mortgage underwriting guidelines, falling home prices, excess housing supply and/or economic recession, operating and/or claim costs pertaining to such coverages tend to rise disproportionately to revenues and can result in underwriting losses and reduced levels of profitability.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2011	2010	2009
United States:
Northeast	11.9%	9.3%	9.0%
Mid-Atlantic	11.2	7.9	7.7
Southeast	19.2	20.5	19.6
Southwest	11.4	12.4	12.6
East North Central	11.7	12.6	12.9
West North Central	11.1	12.6	12.9
Mountain	7.2	8.1	8.8
Western	13.6	13.5	13.8
Foreign (Principally Canada)	2.7	3.1	2.7
Total	100.0%	100.0%	100.0%

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

The following table displays the Company's General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2011.

Major General Insurance Balances Due from Reinsurers

		($ in Millions)			% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Claims	Exposure	Reinsured
Reinsurer	Rating	Claims	Reserves	to Reinsurer	Liabilites
Munich Re America, Inc.	A+	$10.0	$719.1	$729.2	25.1%
Swiss Reinsurance America Corporation	A+	3.7	238.8	242.5	8.4
Trabaja Reinsurance Company	Unrated	2.7	126.4	129.2	4.4
Hannover Ruckversicherungs	A	1.1	109.0	110.1	3.8
National WC Reinsurance Pool	Unrated	3.9	99.3	103.3	3.6
General Reinsurance Corporation	A++	3.6	87.1	90.8	3.1
Muenchener Ruckversicherungs	A+	3.2	67.2	70.5	2.4
Imagine International Reinsurance	Unrated	—	64.7	64.7	2.2
Westport Insurance Corporation	A+	.4	61.7	62.1	2.1
PXRE Reinsurance Company	Unrated	21.1	33.7	54.8	1.9
Total		$50.1	$1,607.5	$1,657.7	57.1%

The Mortgage Guaranty Group's total claims exposure to its largest reinsurer, Bank of America Reinsurance Corporation, was $18.7 million, which represented .7% of total consolidated reinsured liabilities as of December 31, 2011. Reinsured liabilities of the Title Insurance Group and small life and health insurance operations are not material.

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

Old Republic's reinsurance practices with respect to portions of its business also result from its desire to bring its sponsoring organizations and customers into some degree of joint venture or risk sharing relationship. The Company may, in exchange for a ceding commission, reinsure up to 100% of the underwriting risk, and the premium applicable to such risk, to insurers owned by or affiliated with lending institutions, financial and other intermediaries, and commercial institutions generally whose customers are insured by Old Republic, or individual customers who have formed captive insurance companies. The ceding commissions received compensate Old Republic for performing the direct insurer's functions of underwriting, actuarial, claim settlement, loss control, legal, reinsurance, and administrative services to comply with local and federal regulations, and for providing appropriate risk management services.

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 million for workers' compensation; $3.5 million for commercial auto liability; $3.5 million for general liability; $8.0 million for executive protection (directors & officers and errors & omissions); $2.0 million for aviation; and $3.5 million for property coverages. Roughly 15% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other mortgage guaranty insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is approximately (in whole dollars) $38,400 per insured loan. Title insurance risk assumptions are currently limited to a maximum of $500.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0 million.

Since January 1, 2005, the Company has had maximum reinsurance coverage of up to $200.0 million for its workers' compensation exposures. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company. Such aggregation of losses could occur in the event of a catastrophe such as an earthquake that could lead to the death or injury of a large number of persons concentrated in a single facility such as a high rise building.

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the "TRIREA"). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the "TRIPRA"), a seven year extension through December 31, 2014. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owner's multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it does include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses of $100 billion in the aggregate during any one year. Once the program trigger is met, the program will pay 85% of an insurer's terrorism losses that exceed that individual insurer's deductible. The insurer's deductible is 20% of direct earned premium on property and casualty insurance. Insurers may reinsure that portion of the risk they retain under the program. Effective January 1, 2008, the Company reinsured limits of $198.0 million excess of $2.0 million for claims arising from certain acts of terrorism for casualty clash coverage and catastrophe workers' compensation liability insurance coverage.

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

For certain types of coverages, including loan credit indemnity and mortgage guaranty insurance, the Company has historically competed in varying degrees with the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"). In recent years, the FHA's market share of insured mortgages has increased significantly, mostly due to the more restrictive underwriting guidelines and premium rate increases imposed by private mortgage insurers. Mortgage insurance companies also compete by providing contract underwriting services to lenders, enabling the latter to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting processes. As already noted, the Company ceased underwriting new mortgage guaranty insurance effective August 31, 2011.

The Company believes its experience and expertise have enabled it to develop a variety of specialized insurance programs and related services for its customers, and to secure state insurance departments' approval of these programs.

(f) Government Regulation. In common with all insurance companies, Old Republic's insurance subsidiaries are subject to the regulation and supervision of the jurisdictions in which they do business. The method of such regulation varies, but, generally, regulation has been delegated to state insurance commissioners who are granted broad administrative powers relating to: the licensing of insurers and their agents; the nature of and limitations on investments; approval of policy forms; reserve requirements; and trade practices. In addition to these types of regulation, many classes of insurance, including most of the Company's insurance coverages, are subject to rate regulations which require that rates be reasonable, adequate, and not unfairly discriminatory.

The FNMA and the FHLMC sometimes also referred to as Government Sponsored Enterprises ("GSEs") have various qualifying requirements for private mortgage guaranty insurers which write mortgage insurance on loans acquired by the FNMA and FHLMC from mortgage lenders. These requirements call for compliance with the applicable laws and regulations of the insurer's domiciliary state and those states in which it conducts business and maintenance of contingency reserves in accordance with applicable state laws. The requirements also contain guidelines pertaining to captive reinsurance transactions. The GSEs also place additional restrictions on qualified insurers who fail to maintain the equivalent of a AA financial strength rating from at least two nationally recognized statistical rating agencies. Since 2008, substantially all national mortgage guaranty insurance companies, including Old Republic's mortgage insurance subsidiaries, have experienced ratings downgrades below AA. As a result, all of these companies have been required to submit capital remediation plans to FNMA and FHLMC, and continued as approved mortgage guaranty insurers for loans purchased by the GSEs. On January 19, 2012, the North Carolina Department of Insurance issued an Order of Supervision providing for its immediate administrative supervision of the Company's flagship mortgage guaranty insurance carrier as discussed in Item 1(a).

The majority of states have also enacted insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. Old Republic's insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such legislation varies from state to state but typically requires periodic disclosure concerning the corporation which controls the registered insurers, or ultimate holding company, and all subsidiaries of the ultimate holding company, and prior approval of certain intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiary) within the holding company system. Each state has established minimum capital and surplus requirements to conduct an insurance business. All of the Company's subsidiaries, except its mortgage guaranty insurance subsidiaries as described above, meet or exceed these requirements, which vary from state to state.

(g) Employees. As of December 31, 2011, Old Republic and its subsidiaries employed approximately 7,900 persons on a full time basis. A majority of eligible full time employees participate in various pension (all of which are in run-off status) or similar plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

(h) Website access. The Company files various reports with the U.S. Securities and Exchange Commission ("SEC"), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company's filings are available for viewing and/or copying at the SEC's Public Reference Room located at 450 Fifth Street, NW., Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. The Company's reports are also available by visiting the SEC's internet website (http://www.sec.gov) and accessing its EDGAR database to view or print copies of the electronic versions of the Company's reports. Additionally, the Company's reports can be obtained, free of charge, by visiting its internet website (http://www.oldrepublic.com), selecting Investors then SEC Filings to view or print copies of the electronic versions of the Company's reports. The contents of the Company's internet website are not intended to be, nor should they be considered incorporated by reference in any of the reports the Company files with the SEC.

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

Parent Company

Dividend Dependence and Liquidity

The Company is an insurance holding company with no operations of its own. Its principal assets consist of the business conducted by its insurance subsidiaries. It relies upon dividends from subsidiaries in order to pay the interest and principal on its debt obligations, dividends to its shareholders, and corporate expenses. The extent to which the insurance subsidiaries are able to declare and pay dividends is subject to regulations under the laws of their states or foreign jurisdictions of domicile. The regulations limit dividends based on the amount of statutory adjusted unassigned surplus or statutory earnings, and require the insurance subsidiaries to maintain minimum amounts of capital, surplus and reserves. Dividends in excess of the ordinary limitations can only be declared and paid with prior regulatory approval, of which there can be no assurance. The inability of the insurance subsidiaries to pay dividends in an amount sufficient to meet the Company's debt service and cash dividends on stock, as well as other cash requirements could result in liquidity issues.

Capitalization

Apart from dividends from its subsidiaries, the Company has access to various capital and liquidity resources including holding company investments and debt and equity capital markets. At December 31, 2011, the Company's consolidated debt to equity ratio was 24.2%. Management believes that this level of financial leverage is sufficiently conservative that the Company would have additional borrowing capacity to meet some possible future capital needs. The availability of all such capital sources cannot, however, be assured and its cost could be significant at the time capital is raised.

Convertible Senior Notes

The Company's 3.75% and 8.0% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As previously noted, however, the Order of Supervision issued by the North Carolina Department of Insurance to RMIC has at least temporarily precluded such an event from occurring. While the Company believes that it would have access to the capital markets or otherwise mitigate an event of default under both Notes, there is no assurance that it would be able to do so under stressful capital market conditions.

Risk Factors Common to the Company and its Insurance Subsidiaries

Investment Risks

The Company's invested assets and those of its subsidiaries are centrally managed through a wholly owned asset management subsidiary. Most of the investments consist of fixed maturity securities.

Changes in interest rates directly affect the income from, and the fair value of fixed maturity investments. Such changes could reduce the value of the Company's investment portfolio and adversely affect the Company's and its subsidiaries' results of operations and financial condition. A smaller percentage of total investments are in indexed funds and actively managed equities. A change in general economic conditions, the stock market, or in many other external factors could adversely affect the value of those investments and, in turn, the Company's, or its subsidiaries' results and financial condition. Further, the Company manages its fixed maturity investments by taking into account the maturities of such securities and the anticipated liquidity needs of the Company and its subsidiaries. Should Old Republic suddenly experience greater than anticipated liquidity needs for any reason, it could face a temporary cash shortfall that could have a materially adverse effect on its financial condition or operating results.

Excessive Losses and Loss Expenses

Although the Company's business segments encompass different types of insurance, the greatest risk factor common to all insurance coverages is excessive losses due to unanticipated claims frequency, severity or a combination of both. Many of the factors affecting the frequency and severity of claims depend upon the type of insurance coverage, but others are shared in common. Severity and frequency can be affected by changes in national economic conditions, unexpectedly adverse outcomes in claims litigation, often as a result of unanticipated jury verdicts, changes in court made law, adverse court interpretations of insurance policy provisions resulting in increased liability or new judicial theories of liability, together with unexpectedly high costs of defending claims.

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

Inadequate Pricing

Premium rates are generally determined on the basis of historical data for claim frequency and severity as well as related production and other expense patterns. In the event ultimate claims and expenses exceed historically projected levels, premium rates are likely to prove insufficient. Premium rate inadequacy may not become evident quickly, may require time to correct, and, much like excessive losses can affect adversely the Company's business, operating results and financial condition.

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

Regulatory Environment

The Company's insurance businesses are subject to extensive governmental regulation under state laws in the U.S. and the laws of each of the other jurisdictions outside the U.S. in which they operate. These regulations relate to such matters as licensing requirements, types of insurance products that may be sold, premium rates, marketing practices, capital and surplus requirements, investment limitations, underwriting limitations, dividend payment limitations, transactions with affiliates, accounting practices, taxation and other matters. While most of the regulation is at the state level in the U.S., the federal government has increasingly expressed an interest in regulating the insurance business and has injected itself through the Graham-Leach-Bliley Act, the Patriot Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2009, changes in the Internal Revenue Code and other legislation. Regulations bear directly on the costs of conducting an insurance business through increased compliance expenses. Apart from the rising costs of compliance, as existing regulations evolve through administrative and court interpretations, and as new regulations are adopted, there is no basis for predicting the impact that changes could have on the Company's businesses in the future. The impact could have a material adverse effect on the manner in which the company's subsidiaries do business, and or their ability to compete, continue offering their existing products, or pursue acquisitions and growth opportunities.

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

Rating Downgrades

The competitive positions of insurance companies in general have come to depend increasingly on independent ratings of their financial strength and claims-paying ability. The rating agencies base their ratings on criteria they establish regarding an insurer's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. A significant downgrade in the ratings of any of the Company's major policy-issuing subsidiaries could have a materially adverse effect on their ability to compete for new business and retain existing business and, as a result, their operations and financial condition.

Financial Institutions Risk

The Company's subsidiaries have significant business relationships with financial institutions, particularly national banks. The subsidiaries are the beneficiaries of a considerable amount of security in the form of letters of credit which they hold as collateral securing the obligations of insureds and certain reinsurers. Some of the banks themselves have subsidiaries that reinsure the Company's business. Other banks are depositories holding large sums of money in escrow accounts established by the Company's title subsidiaries. There is thus a risk of concentrated financial exposures in one or more such banking institutions. If any of these institutions fail or are unable to honor their credit obligations, or if escrowed funds become lost or tied up due to the failure of a bank, the result could have a materially adverse effect on the Company's business, results of operations and financial condition.

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

Legal Risks

The Company and certain of its subsidiaries are from time to time named defendants or otherwise involved in various legal proceedings, including class actions and other litigation or arbitration proceedings with third parties, as well as proceedings by regulatory agencies. Any of these actions could result in judgments, settlements, fines or penalties which could materially adversely affect the Company's or its subsidiaries' business, financial condition or results of operations.

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

Attracting and Retaining Qualified Employees

The Company's and its subsidiaries' employees at all levels are among their most important assets. Should the Company and its subsidiaries for any reason be unable to attract and retain qualified employees, their performance could be materially adversely affected.

In addition to the foregoing, the following are risk factors that are particular to each of the Company's three major business segments.

General Insurance Group

Catastrophic Losses

While the Company limits the property exposures it assumes, the casualty or liability insurance it underwrites creates an exposure to claims arising out of catastrophes. The two principal catastrophe exposures are earthquakes and acts of terrorism in areas where there are large concentrations of employees of an insured employer or other individuals who could potentially be injured and assert claims against an insured under workers' compensation policies. Collateral damage to property or persons from acts of terrorism and other calamities could also expose general liability policies.

Following the September 11, 2001 terrorist attack, the reinsurance industry eliminated coverage from substantially all reinsurance contracts for claims arising from acts of terrorism. As discussed elsewhere in this report, the U.S. Congress subsequently passed TRIA, TRIREA, and TRIPRA legislation that required primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies. Although these programs established a temporary federal reinsurance program through December 31, 2014, primary insurers like the Company's general insurance subsidiaries retain significant exposure for terrorist act-related losses.

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

Workers' Compensation Coverage

Workers' compensation coverage is the largest line of insurance written within the Company. The frequency and severity of claims under, and the adequacy of reserves for workers' compensation claims and expenses can all be significantly influenced by such risk factors as future wage inflation in states that index benefits, the speed with which injured employees are able to return to work in some capacity, the cost and rate of inflation in medical treatments, the types of medical procedures and treatments, the cost of prescription medications, the frequency with which closed claims reopen for additional or related medical issues, the mortality of injured workers with lifetime benefits and medical treatments, the use of health insurance to cover some of the expenses, the assumption of some of the expenses by states' second injury funds, the use of cost containment practices like preferred provider networks, and the opportunities to recover against third parties through subrogation. Adverse developments in any of these factors, if significant, could have a materially adverse effect on the Company's operating results and financial condition.

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

Reinsurance does not relieve the reinsured company of its primary liability to its insureds in the event of a loss. It merely reimburses the reinsured company. The ability and willingness of reinsurers to honor their counterparty obligations to the Company represent credit risks. Old Republic has no practical basis for evaluating the risks assumed by a reinsurer from sources other than its own. Those risks could result in a significant deterioration of the reinsurer's ability to honor its obligations to the Company, thereby exacerbating credit risk exposure.

Old Republic addresses these risks by limiting its reinsurance placements to those reinsurers it considers the best credit risks. In recent years, however, there has been an ever decreasing number of reinsurers so considered. There can be no assurance that the Company will be able to find the desired or even adequate amounts of reinsurance at favorable rates from acceptable reinsurers in the future. If unable to do so, the Company would be forced to reduce the volume of business it writes or retain increased amounts of liability exposure. Because of the declining number of acceptable reinsurers, there is a risk that too much reinsurance risk may become concentrated in too few reinsurers. These concentrations of risk could adversely affect the Company's business, results of operations, and financial condition.

Insureds as Credit Risks

A significant amount of Old Republic's liability and workers' compensation business, particularly for large commercial insureds, is written on the basis of risk sharing underwriting methods utilizing large deductibles, captive insurance risk retentions, or other arrangements whereby the insureds effectively retain and fund varying and at times significant amounts of their losses. Their financial strength and ability to pay are carefully evaluated as part of the underwriting process and monitored periodically thereafter, and their retained exposures are estimated and collateralized based on pertinent credit analysis and evaluation. Because the Company is primarily liable for losses incurred under its policies, the possible failure or inability of insureds to honor their retained liability represents a credit risk. Any subsequently developing shortage in the amount of collateral held would also be a risk, as would the failure or inability of a bank to honor a letter of credit issued as collateral. These risk factors could have a materially adverse impact on the Company's results of operations and financial condition.

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

Mortgage Guaranty Group

Continued Material Losses

It is more likely than not that the Company's mortgage insurance segment will continue to incur material losses for years 2012 and 2013 in particular, though subsequent years may experience losses as well. Any decline in the rate and severity of losses will depend in part on improvements in general economic conditions, unemployment rates, and the housing, mortgage and credit markets. The timing of any such improvements cannot be accurately forecasted, and there is no assurance that improvements will be uniform across all sectors. Housing values and unemployment may be the last to recover in the current economic cycle. It is unclear to what extent, if at all, the loan modification programs of the FDIC, Fannie Mae, Freddie Mac, and loan servicers will reduce the rate of loan defaults and, in turn, mortgage insurance claims and losses.

Possible Statutory Capital Impairment of Principal Subsidiary

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 have substantially depleted RMIC's statutory capital base and forced it to discontinue writing new business. Sixteen states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to the level of risk in force, the most common measure being a risk to capital ratio of 25 to 1. The failure to maintain the prescribed minimum capital level in a particular state would generally require a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its sister company, Republic Mortgage Insurance Company of North Carolina (RMIC-NC), discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business.

On January 19, 2012, the North Carolina Department of Insurance ("Department") issued a Summary Order (the "Order") immediately placing RMIC under administrative supervision and, among other measures, directing RMIC to reduce claims payments by 50% for up to one year's time. The remaining 50% is to be recorded as a deferred payment obligation and credited to a temporary statutory surplus account. The imposition of supervision and the restriction on claims payments will significantly reduce the rate at which RMIC's statutory capital is eroded by losses. As a result, the Order makes RMIC's statutory insolvency less likely. However, the Order could be amended or withdrawn by the Department at any time or allowed to lapse after a year's time. There can be no assurance that the 50% payment limitation will remain in place for an extended period, nor that RMIC will ultimately regain enough capital to re-enter the market writing new business, or that the Order will preclude the statutory impairment of the Company at a later date.

Premium Income and Long-Term Claim Exposures

Mortgage insurers such as the Company issue long duration, guaranteed renewable policies covering multi-year periods during which exposure to loss exists. Loss exposures typically manifest themselves as recurring losses usually concentrated between the second and fifth year following issuance of any one year's new policies. Additionally, the policies cover catastrophic aggregations of claims such as those that have been occurring during the current recession engendered by substantial market dislocations in the housing and mortgage lending industries.

The Company's mortgage guaranty premiums stem principally from monthly installment policies. Substantially all such premiums are generally written and earned in the month coverage is effective. Recognition of claim costs, however, occurs only after an insured mortgage loan has missed two or more consecutive monthly payments. Accordingly, GAAP revenue recognition is not appropriately matched to the risk exposure and the consequent recognition of both normal and, most significantly, future catastrophic loss occurrences. As a result, mortgage guaranty GAAP earnings for any individual year or series of years may be materially adversely affected, particularly by cyclical catastrophic loss events such as the mortgage insurance industry has experienced since mid-year 2007. Reported GAAP earnings and financial condition form, in part, the basis for significant judgments and strategic evaluations made by management, analysts, investors, and other users of the financial statements issued by mortgage guaranty companies. The risk exists that such judgments and evaluations are at least partially based on GAAP financial information that does not match revenues and expenses and is not reflective of the long-term normal and catastrophic risk exposures assumed by mortgage guaranty insurers at any point in time.

Inadequate Loss Reserves

The Company's mortgage insurance subsidiaries establish reserves for losses and loss adjustment expenses based upon mortgage loans reported to be in default, as well as estimates of those in default but not yet reported. Of necessity, the reserves are at best estimates by management, taking into consideration its judgments and assumptions regarding the housing and mortgage markets, unemployment rates and economic trends in general. During the ongoing sustained economic downturn, loss reserve estimates become subject to even greater uncertainty and volatility. The rate and severity of actual losses could prove to be greater than expected and require the Company to effect substantial increases in its loss reserves, notwithstanding the reserve decreases allowed for statutory accounting purposes under the Order. Depending upon the magnitude, such increases could have a materially adverse impact on the Company's mortgage insurance segment and the Company's consolidated results of operations and financial condition. There can be no assurance that the actual losses paid by the mortgage insurance subsidiaries, even with the benefit of the deferred payment obligation provisions under the Order described above, will not be materially greater than previously established loss reserves.

Fewer Coverage Rescissions

The Company's mortgage insurance policy provisions permit it to rescind coverage whenever it finds evidence that a mortgage loan did not qualify for insurance coverage in the first instance, or that a material misrepresentation had been made in the loan application by the borrower, the lender, and/or its agent. During the past several years, the rate of rescissions rose dramatically. As a result, rescissions reduced materially the percentage of approved claims, and loss reserving estimates have reflected assumptions as to the levels of rescission activity.

A few policyholders who have experienced high rates of coverage rescission have instituted litigation or arbitration proceedings challenging the Company's position on rescissions. Whether the current rescission rates continue or decrease, it is possible that further litigation or arbitral challenges to the Company's rescissions of coverage could arise. If any of the challenges are successful, they could have a materially adverse effect on the Company's Mortgage Guaranty and consolidated operating results and financial position. Even if such challenges should prove unsuccessful, the costs of addressing them could be substantial.

Diminished Role for Fannie Mae, Freddie Mac ("GSEs")

The market for private mortgage insurance exists almost entirely as a result of restrictions within the federal charters of the GSEs which require an acceptable form of credit enhancement on loans purchased by the GSEs that have loan- to-value ("LTV") ratios in excess of 80%. These institutions establish the levels of required coverage, the underwriting standards for the loans they will purchase and the loss mitigation efforts that must be followed on insured loans. In response to their deteriorating financial conditions, the GSEs were placed in conservatorship under the Federal Housing Finance Agency ("FHFA") in September 2008. As their conservator, the FHFA could change the GSEs' business practices with respect to mortgage credit enhancement, or new federal legislation prompted by the increasing role of the federal government in the residential mortgage market could alter their charters or restructure the GSEs in ways that may reduce or eliminate their roles in the residential mortgage market. The Obama Administration has recommended winding down and gradually eliminating the GSEs' role in housing finance. Any such changes could have a material adverse effect on the mortgage insurance industry and RMIC's and RMIC-NC's ability to re-enter the market.

Competition

Competition is always a risk factor and arrives not only from other private mortgage insurers, but also from the Federal Housing Administration ("FHA") as well as the GSEs and the insured mortgage lenders themselves. Beginning in 2008, the volume of business underwritten by private mortgage insurers began to decrease, generally as a result of more restrictive underwriting guidelines, increased premium rates, and changes to the pricing policies of the GSE's. These changes, coupled with certain changes to the FHA's guidelines, resulted in a significant increase in the FHA's insured volume and its share of the market for mortgage default protection.

Other competitive risk factors faced by the mortgage insurance industry stem from certain credit enhancement alternatives to private mortgage insurance. These include:

•	the retention of mortgage loans on an uninsured basis in the lender's portfolio of assets;

•	capital markets utilizing alternative credit enhancements.

All of these competitive risk factors could adversely affect the Company's mortgage insurance subsidiaries ability to re-enter the market.

Title Insurance Group

Housing and Mortgage Lending Markets

Since 2006, the tightening and collapse of credit markets, the collapse of the housing market, the general decline in the value of real property, the rise in unemployment, and the uncertainty and negative trends in general economic conditions have created a difficult operating environment for the Company's title insurance subsidiaries. Depending upon their ultimate severity and duration, these conditions could have a materially adverse effect on these subsidiaries' financial condition and results of operation over the near and longer terms. The impact of these conditions has been somewhat mitigated both by lower mortgage interest rates, which have lead to an increase in mortgage refinancings and by a rise in the number of agents producing business for the Companies' title insurance subsidiaries.

Competition

Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top four title insurance companies during 2011 accounted for about 88% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is always competition among the major companies for key employees, especially those engaged in business production.

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

As with the Company's other business segments, litigation poses a risk factor. Litigation is currently pending in a number of states in actions against the title industry alleging violations of rate applications in those states with respect to title insurance issued in certain mortgage refinancing transactions and violations of federal anti-trust laws in setting and filing premium rates.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 52% is occupied by Old Republic, and the remainder is leased to others. In addition to its Chicago building, the Company owns two other major office buildings. A subsidiary of the Title Insurance Group partially occupies its owned headquarters building in Minneapolis, Minnesota. This building contains 110,000 square feet of floor space of which approximately 73% is occupied by the Old Republic National Title Insurance Company, and the remainder is leased to others. A subsidiary of the General Insurance Group, PMA, owns its building in Blue Bell, Pennsylvania. This building contains 110,000 square feet of floor space and is entirely owner-occupied. Eight smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2011 was $58.5 million.

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

Purported class action lawsuits are pending against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in federal courts in two states - Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006), and Texas (Ahmad et al. v. ORNTIC, U.S. District Court, Northern District, Texas, Dallas Division, filed February 8, 2008). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The Pennsylvania suit also alleges violations of the federal Real Estate Settlement Procedures Act ("RESPA"). The Court in the Texas suit dismissed similar RESPA allegations. Classes have been certified in both actions, but the 5th Circuit Court of Appeals has granted ORNTIC's motion appealing the Texas class certification.

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

National class action suits have been filed against the Company's subsidiary, Old Republic Home Protection Company ("ORHP"), in the California Superior Court, San Diego, and the U.S. District Court in Birmingham, Alabama. The California suit (Campion v. Old Republic Home Protection) has been filed on behalf of all persons who made a claim under an ORHP home warranty contract from March 6, 2003 to the present. The suit alleges breach of contract, breach of the implicit covenant of good faith and fair dealing, violations of certain California consumer protection laws, and misrepresentation arising out of ORHP's alleged failure to adopt and implement reasonable standards for the prompt investigation and processing of claims under its home warranty contracts. The suit seeks unspecified damages consisting of the rescission of the class members' contracts, restitution of all sums paid by the class members, punitive damages, and declaratory and injunctive relief. ORHP removed the action to the U.S. District Court for the Southern District of California, and on January 6, 2011 the Court denied plaintiff's motion for class certification. The Alabama suit (Barker v. Old Republic Home Protection) alleges that ORHP paid fees to real estate brokers to market its home warranty contracts and that the payment of such fees was in violation of Section 8(a) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA. No class has been certified in the Alabama action. Neither action is expected to result in any material liability to the Company.

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois (Old Republic Insurance Company, et al. v. Countrywide Bank FSB, et al.). The suit seeks rescission of various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account, and a declaratory judgment and money damages based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications. Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies, as well as unspecified compensatory and punitive damages.

On November 3, 2010, Bank of America, N.A. ("B of A") filed suit against Old Republic Insurance Company ("ORIC") in the U.S. District Court of the Western District of North Carolina (Bank of America, N.A. v. Old Republic Insurance Company) alleging breach of contract, breach of the duty of good faith and fair dealing, and bad faith with respect to ORIC's handling of certain claims under a policy of credit indemnity insurance issued to B of A. The policy is not related to those issued to Countrywide, which are the subject of the above-noted separate litigation. The B of A suit seeks a declaratory judgment with respect to the interpretation of certain policy terms, B of A's compliance with certain terms and conditions of the policy, and the propriety of certain positions and procedures taken by ORIC in response to claims filed by B of A. The suit also seeks money damages in excess of $320 million, pre-and post-judgment interest and unspecified punitive damages. On January 23, 2012, ORIC filed a counterclaim seeking damages based on B of A's alleged interference with ORIC's subrogation rights.

On December 31, 2009, two of the Company's mortgage insurance subsidiaries, Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together "RMIC") filed a Complaint for Declaratory Judgment in the Supreme Court of the State of New York, County of New York, against Countrywide Financial Corporation, Countrywide Home Loans, Inc., The Bank of New York Mellon Trust Company, N.A., BAC Home Loans

Servicing, LP, and Bank of America N.A. as successor in interest to Countrywide Bank, N.A. (together "Countrywide") (Republic Mortgage Insurance Company, et al. v. Countrywide Financial Corporation, et al.). The suit relates to five mortgage insurance master policies (the "Policies") issued by RMIC to Countrywide or to the Bank of New York Mellon Trust Company as co-trustee for trusts containing securitized mortgage loans that were originated or purchased by Countrywide. RMIC has rescinded its mortgage insurance coverage on over 1,500 of the loans originally covered under the Policies based upon material misrepresentations of the borrowers in their loan applications or the negligence of Countrywide in its loan underwriting practices or procedures. Each of the coverage rescissions occurred after a borrower had defaulted and RMIC reviewed the claim and loan file submitted by Countrywide. The suit seeks the Court's review and interpretation of the Policies' incontestability provisions and its validation of RMIC's investigation procedures with respect to the claims and underlying loan files.

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

After its First Amended Complaint was dismissed on May 4, 2011, on July 19, 2011, J.P. Morgan Chase Bank, N.A. ("Chase") filed a Second Amended Complaint against RMIC in the U.S. District Court for the District of New Jersey arising out of RMIC's rescissions of coverage on approximately 377 mortgage loans. (J.P. Morgan Chase Bank, N.A. v. Republic Mortgage Insurance Company). The new lawsuit abandons the earlier claim, which the Court dismissed, that RMIC could not unilaterally rescind coverage. Instead, Chase alleges that RMIC's rescissions were improper either because the coverage had become incontestable; or the rescissions relied upon evidence that was either improperly obtained or insufficient, unreliable or immaterial; or the rescissions were not permitted by applicable law. Based on these allegations, Chase asserts claims for breach of contract, breach of good faith and fiduciary duties, negligence and violations of Colorado and Louisiana insurance laws and seeks declaratory relief and unspecified compensatory, treble and punitive damages. On September 26, 2011, RMIC filed a motion for entry of an order dismissing various claims in the Second Amended Complaint with prejudice and requiring Chase to provide a more definitive statement of any remaining claims. That motion is awaiting the Court's action.

On February 18, 2011, the Federal Deposit Insurance Corporation, as receiver of AmTrust Bank, filed a suit against Old Republic Insurance Company ("ORIC") in the U.S. District Court for the Northern District of Ohio arising out of ORIC's termination of a credit indemnity policy issued to insure home equity loans made or held by AmTrust. The suit (Federal Deposit Insurance Corporation v. Old Republic Insurance Company) alleges breach of contract and seeks a declaratory judgment that ORIC's attempted termination and/or cancellation of the policy did not terminate coverage of the insured loans and that ORIC remains obligated to provide coverage for such loans under the policy. The suit seeks damages in excess of $46 million, declaratory relief, pre-and post-judgment interest, attorneys' fees and costs.

Three purported class action suits alleging RESPA violations were filed, on December 9, 2011, December 30, 2011 and January 13, 2012, in the Federal District Courts for the Central District of California, Eastern District of Pennsylvania and Western District of Pennsylvania, respectively. The suits target J.P. Morgan Chase Bank, N.A., the PNC Financial Services Group, Inc. as successor to National City Bank, N.A. and Citibank, N.A., respectively, each of their wholly-owned captive insurance subsidiaries and a number of the mortgage guaranty insurance companies, including RMIC. (Samp, Komarchuk, Whitaker v. J.P. Morgan Chase Bank, N.A. et al.; White, Hightower v. The PNC Financial Services Group, Inc. et al.; Menichino v. Citibank, N.A., et al.) The lawsuits, filed by the same law firms in each case, are substantially identical in alleging that the mortgage guaranty insurers had reinsurance arrangements with the defendant banks' captive insurance subsidiaries under which payments were made in violation of the anti-kickback and fee splitting prohibitions of Sections 8(a) and 8(b) of RESPA. Each of the three suits seeks unspecified damages, costs, fees and the return of the allegedly improper payments. A class has not been certified in any of the three suits.

On January 27, 2012, a purported national class action suit was filed in the Federal District Court, Northern District of California, Oakland Division by the same plaintiff and the same law firm that filed the suit against ORHP, noted above. This second suit names as defendants the Company and five of its subsidiaries (Campion v. Old Republic International Corporation, Old Republic Home Protection Company, Inc., Old Republic National Title Insurance Company, Mississippi Valley Title Insurance Company, American Guaranty Title Insurance Company, and Republic Mortgage Insurance Company). The suit alleges unfair, unlawful and fraudulent business practices in violation of California's Business & Professions Code -- substantially similar to the allegations in plaintiff's suit against ORHP in the Federal District Court for the Southern District of California -- and the payment of commissions and kickbacks in violation of the California Insurance Code and RESPA. The suit seeks declaratory injunctive relief, restitution and treble damages in unspecified amounts, and costs and fees.

Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. The Company and its subsidiaries have defended and intend to continue defending vigorously against each of the aforementioned actions. The Company does not believe it probable that any of these actions will have a material adverse effect on its consolidated financial condition, results of operations, or cash flows, though there can be no assurance in those regards. Nor is the Company able to make a reasonable estimate or range of estimates of any potential liability under these lawsuits, the counterclaim, and the arbitration, all of which seek unquantified damages, attorneys' fees, and expenses. It is also unclear what effect, if any, the run-off operations of RMIC and depletion of its capital will have in the actions against it.

Item 4 - [ Removed and Reserved by the Securities and Exchange Commission ]

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low sales prices as reported on the New York Stock Exchange and cash dividends declared for each quarterly period during the past two years were as follows:

		Sales Price		Cash
		High	Low	Dividends
1st quarter	2010	$12.75	$10.02	$.1725
2nd quarter	2010	15.50	12.11	.1725
3rd quarter	2010	14.06	11.78	.1725
4th quarter	2010	$14.18	$12.42	$.1725

1st quarter	2011	$13.92	$11.62	$.1750
2nd quarter	2011	13.28	11.57	.1750
3rd quarter	2011	12.20	8.68	.1750
4th quarter	2011	$10.48	$7.15	$.1750

As of January 31, 2012, there were 2,514 registered holders of the Company's Common Stock. See Note 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five Year Performance Graphs for Common Stock

The following tables, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2011. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following tables has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Total return data is shown in two tables. The table for Peer Group 1 consists of the following publicly held corporations selected by the Company for its 2006 to 2011 comparison: Ace Limited, American Financial Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, First American Financial Corporation, Markel Corporation, MGIC Investment Corporation, Stewart Information Services Corporation, Travelers Companies, Inc., and XL Capital Ltd.

The Peer Group 2 table is included for comparative purposes. It consists of the following publicly held corporations selected by the Company for its 2005 to 2010 comparison as included in its 2010 Annual Report on Form 10-K: Ace Limited, American Financial Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, First American Financial Corporation, Markel Corporation, MGIC Investment Corporation, PMI Group Inc., Stewart Information Services Corporation, Travelers Companies, Inc., and XL Capital Ltd. Peer Group 2 is comprised of the same companies as in Peer Group 1 except that the PMI Group Inc. was removed from Peer Group 1 for all years presented following it's bankruptcy filing in 2011.

The composition of the Peer Group companies has been approved by the Compensation Committee.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group 1
(For the five years ended December 31, 2011)

	Dec 06	Dec 07	Dec 08	Dec 09	Dec 10	Dec 11
ORI	$100.00	$68.44	$55.87	$50.14	$71.74	$52.16
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
Peer Group 1	100.00	94.50	74.22	83.15	100.22	109.15

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group 2
(For the five years ended December 31, 2011)

	Dec 06	Dec 07	Dec 08	Dec 09	Dec 10	Dec 11
ORI	$100.00	$68.44	$55.87	$50.14	$71.74	$52.16
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
Peer Group 2	100.00	92.47	72.03	80.72	97.31	105.35

Item 6 - Selected Financial Data ($ in millions, except share data)

	December 31,
	2011	2010	2009	2008	2007
FINANCIAL POSITION:
Cash and Invested Assets (a)	$10,685.2	$10,490.7	$9,879.0	$8,855.1	$8,924.0
Other Assets	5,365.2	5,391.9	4,310.9	4,410.9	4,366.5
Total Assets	$16,050.4	$15,882.7	$14,190.0	$13,266.0	$13,290.6

Liabilities, Other than Debt	$11,365.0	$11,286.2	$9,951.8	$9,292.6	$8,684.9
Debt	912.8	475.0	346.7	233.0	64.1
Total Liabilities	12,277.8	11,761.3	10,298.6	9,525.7	8,749.0
Preferred Stock	—	—	—	—	—
Common Shareholders' Equity	3,772.5	4,121.4	3,891.4	3,740.3	4,541.6
Total Liabilities and Shareholders' Equity	$16,050.4	$15,882.7	$14,190.0	$13,266.0	$13,290.6

Total Capitalization (b)	$4,685.4	$4,596.4	$4,238.2	$3,973.4	$4,605.7

	Years Ended December 31,
	2011	2010	2009	2008	2007
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned	$4,050.1	$3,573.5	$3,388.9	$3,318.1	$3,601.2
Net Investment and Other Income	479.8	420.0	408.3	406.0	419.3
Realized Investment Gains (Losses)	115.5	109.1	6.3	(486.4)	70.3
Net Revenues	4,645.5	4,102.7	3,803.6	3,237.7	4,091.0
Benefits, Claims, and
Settlement Expenses	2,746.3	2,265.3	2,598.9	2,715.7	2,166.2
Underwriting and Other Expenses	2,135.9	1,809.7	1,478.3	1,341.2	1,546.3
Pretax Income (Loss)	(236.7)	27.6	(273.6)	(819.2)	378.4
Income Taxes (Credits)	(96.1)	(2.5)	(174.4)	(260.8)	105.9
Net Income (Loss)	$(140.5)	$30.1	$(99.1)	$(558.3)	$272.4

COMMON SHARE DATA:
Net Income (Loss):
Basic	$(.55)	$.13	$(.42)	$(2.41)	$1.18
Diluted	$(.55)	$.13	$(.42)	$(2.41)	$1.17

Dividends: Cash	$.70	$.69	$.68	$.67	$.63

Book Value	$14.76	$16.16	$16.49	$15.91	$19.71

Common Shares (thousands):
Outstanding	255,681	255,045	235,995	235,031	230,472

Average: Basic	255,045	241,075	235,657	231,484	231,370
Diluted	255,045	241,327	235,657	231,484	232,912
__________

(a)	Consists of cash, investments and accrued investment income.

(b)	Total capitalization consists of debt, preferred stock, and common shareholders' equity.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 1.8% of consolidated operating revenues for the year ended December 31, 2011 and 1.6% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements are recent disclosure requirements pertaining to uncertainties affecting income tax provisions, methodologies for establishing the fair value and recording of other-than-temporary impairments of securities, possible consolidation of variable interest entities, and composition of plan assets held by the Company's defined benefit plans. More recently, the FASB also issued new guidance relative to the calculation of deferred acquisition costs incurred by insurance entities and goodwill impairment. The requisite disclosures and explanations for these matters are covered in the pertinent sections of this Management Analysis and/or footnotes to the Company's consolidated financial statements regularly included in its annual report to the SEC on Form 10-K.

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included elsewhere in this report.

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

EXECUTIVE SUMMARY

Old Republic's consolidated net operating loss for 2011 reached $218.5 compared to $40.6 in 2010 and $157.2 in 2009. In the aggregate, the general and title insurance segments reflected substantial operating improvements as underwriting accounts turned positive for the first time since 2007. By contrast, the run-off mortgage guaranty business sustained record-high operating losses as incurred claim costs intensified greatly throughout 2011. These results outweighed the better outcomes posted by the general and title insurance segments.

While 2011 realized gains were approximately 10 percent higher than 2010, they were insufficient to drive bottom line results into positive territory.

Consolidated Results - The major components of Old Republic's consolidated results and other data for the periods reported upon are shown below.

				% Change
				2011	2010
Years Ended December 31,	2011	2010	2009	vs. 2010	vs. 2009
Operating revenues:
General insurance	$2,547.1	$2,074.9	$2,052.7	22.8%	1.1%
Mortgage guaranty	506.1	588.4	746.1	(14.0)	(21.1)
Title insurance	1,391.8	1,238.8	914.1	12.3	35.5
Corporate and other	84.8	91.2	84.3	(7.0)	8.3
Total	$4,529.9	$3,993.5	$3,797.2	13.4%	5.2%
Pretax operating income (loss):
General insurance	$304.3	$172.7	$200.1	76.2%	(13.7)%
Mortgage guaranty	(678.1)	(260.8)	(486.4)	(160.0)	46.4
Title insurance	36.2	9.4	2.1	284.5	328.7
Corporate and other	(14.6)	(2.8)	4.0	(407.4)	(171.7)
Sub-total	(352.2)	(81.5)	(279.9)	(332.2)	70.9
Realized investment gains (losses):
From sales	165.8	110.3	15.9
From impairments	(50.2)	(1.2)	(9.5)
Net realized investment gains (losses)	115.5	109.1	6.3	5.9	N/M
Consolidated pretax income (loss)	(236.7)	27.6	(273.6)	N/M	110.1
Income taxes (credits)	(96.1)	(2.5)	(174.4)	N/M	98.5
Net income (loss)	$(140.5)	$30.1	$(99.1)	N/M	130.4%
Consolidated underwriting ratio:
Benefits and claim ratio	67.8%	63.4%	76.7%	6.9%	(17.3)%
Expense ratio	48.0	48.0	41.8	—	14.8
Composite ratio	115.8%	111.4%	118.5%	3.9%	(6.0)%
Diluted earnings per share:
Net operating income (loss)	$(0.86)	$(0.16)	$(0.67)	N/M	76.1%
Net realized investment gains (losses)	0.31	0.29	0.25
Net income (loss)	$(0.55)	$0.13	$(0.42)	N/M	131.0%
Cash dividends paid per share	$0.70	$0.69	$0.68	1.4%	1.5%
Components of diluted earnings per share:
Net operating income (loss):
General insurance	$0.82	$0.50	$0.63
Mortgage guaranty	(1.74)	(0.69)	(1.32)
Title insurance	0.10	0.03	0.01
Corporate and other	(0.04)	—	0.01
Subtotal	(0.86)	(0.16)	(0.67)
Net realized investment gains (losses)	0.31	0.29	0.25
Net income (loss)	$(0.55)	$0.13	$(0.42)
__________
N/M: Not meaningful

The recognition of realized investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recognition of estimated losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Likewise, non-recurring items which may emerge from time to time can distort the comparability of the Company's results from period to period. Accordingly, management uses net operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, and believes its use enhances an understanding of Old Republic's basic business results. Operating income, however, does not replace net income determined in accordance with GAAP as a measure of total profitability.

The preceding table shows both operating and net income or loss to highlight the effects of realized investment gain or loss recognition on period-to-period comparisons. The composition of realized gains or losses follows:

Years Ended December 31,	2011	2010	2009
Realized gains (losses) from sales of previously imparied securites:
Actual tax basis (loss) on sales	$(154.7)	$(44.0)	$—
Accounting adjustment for impairment charges taken in prior periods	157.5	72.2	—
Net amount included herein	2.8	28.2	—
Net realized gains (losses) from sales of all other securities	163.0	82.1	15.9
Net gain (loss) from actual sales	165.8	110.3	15.9
Net realized losses from impairments	(50.2)	(1.2)	(9.5)
Net realized investment gains (losses) reported herein	$115.5	$109.1	$6.3

General Insurance Results - 2011 operating earnings were affected positively by much lower incurred claim costs, slightly lower production expenses, and by the inclusion of PMA's accounts for the entire year. Corresponding results for 2010 and 2009 were affected by lower underwriting performance driven generally by reduced premium volume and moderately higher claim costs and expenses. Key indicators of this segment's year-over-year performance follow:

	General Insurance Group
				% Change
				2011	2010
Years Ended December 31,	2011	2010	2009	vs. 2010	vs. 2009
Net premiums earned	$2,167.7	$1,782.1	$1,782.5	21.6%	—%
Net investment income	270.5	260.1	258.9	4.0	.5
Benefits and claims costs	1,544.8	1,361.8	1,360.3	13.4	.1
Pretax operating income (loss)	$304.3	$172.7	$200.1	76.2%	(13.7)%

Claim ratio	71.3%	76.4%	76.3%	(6.7)%	.1%
Expense ratio	25.6	26.6	25.8	(3.8)	3.1
Composite ratio	96.9%	103.0%	102.1%	(5.9)%	.9%

Full year 2011 inclusion of the PMA-related accounts resulted in approximate increases of $308.7 in net premiums earned, $16.1 in net investment income, $212.0 in benefits and claim costs, and $34.0 in pretax operating income. 2010 results reflect PMA's contribution for just the final quarter. Excluding the latter's accounts for both 2011 and 2010, the remainder of general insurance net premium revenues reflected growth of approximately 4.5 percent for 2011. As reported in the past several years, the combination of ongoing recessionary conditions and a generally soft pricing environment in the commercial insurance arena has generally constrained premium growth. In more recent quarters, however, premium rates have strengthened gradually and to varying degrees in certain parts of the Company's general insurance business. At the least, these pricing improvements should help counterbalance ongoing inflationary pressures on a variety of claim costs most susceptible to them.

As summarized in the above table, aggregate insurance underwriting performance improved during 2011. Much of the gain stemmed from lower incurred claims in the consumer credit indemnity ("CCI") line which has been in run-off operating mode since 2008. The CCI coverage produced more adverse claim experience during 2010 and 2009 as a result of higher loss payment trends and increased levels of claim verification and resolution activity. In this regard, CCI claims experience burdened the overall general insurance claim ratio by 2.1, 8.6, and 7.3 percentage points in 2011, 2010, and 2009, respectively.

While the 2010 PMA merger produced a meaningful addition to the general insurance invested asset base, investment income has not grown proportionally. For each of the years 2009 to 2011, lower market yields and the relatively short-term orientation of the segment's investment portfolio have constrained income growth from this source.

Mortgage Guaranty Results - 2011 operating performance was mostly affected by a continued downtrend in earned premiums and record-high incurred claim costs. Key indicators of year-over-year performance follow:

	Mortgage Guaranty Group
				% Change
				2011	2010
Years Ended December 31,	2011	2010	2009	vs. 2010	vs. 2009
Net premiums earned	$444.9	$498.8	$644.5	(10.8)%	(22.6)%
Net investment income	59.2	84.9	92.0	(30.3)	(7.6)
Claim costs	1,057.1	766.2	1,134.1	38.0	(32.4)
Pretax operating income (loss)	$(678.1)	$(260.8)	$(486.4)	(160.0)%	46.4%

Claim ratio	237.6%	153.6%	176.0%	54.7%	(12.7)%
Expense ratio	23.9	14.4	12.6	66.0	14.3
Composite ratio	261.5%	168.0%	188.6%	55.7%	(10.9)%

During 2010 and 2009, Old Republic's mortgage guaranty subsidiaries had negotiated the terminations of various captive reinsurance and pool insurance contracts. From a financial accounting standpoint, premiums obtained with terminations of captive reinsurance agreements are recognized as income when they are received rather than being deferred to future periods when the related claim costs are expected to arise. On the other hand, terminations of pool insurance contracts cause a reduction of incurred claims due to the positive effect of reserves transferred, but negative cash flows ensue. Taken together, these terminations had the following effects on key elements of reported results and operating cash flows.

Years Ended December 31,	2010	2009
Increase in net premiums earned	$13.6	$82.5
Reduction in incurred claim costs	51.8	—
Increase in pretax operating income (loss)	65.4	79.4
Effect on operating cash flows	$(173.2)	$78.4

No similarly significant transactions occurred during 2011.

Since the advent of the current economic crisis, new mortgage guaranty production has not added significantly to the Company's net risk in force base. Ongoing weakness from the downturn in overall mortgage originations, lower industry-wide penetration of the nation's current mortgage market, and the effects of more selective underwriting guidelines employed since late 2007 have been contributing factors. Together with premium refunds related to claim rescissions and the above-noted termination of pool insurance contracts which effectively ended subsequent periods' premium inflows, these factors led to a continued decline in earned premiums during the periods reported upon. As noted below, the Company's mortgage guaranty business was placed in run-off operating mode during the third quarter of 2011, thus further reducing new premium production.

Net investment income declined in each of the past three years as a result of the lower invested asset base driven by the aggregate effect of higher claim disbursements, lower premium volume, termination of insured mortgage pools, and a low yield environment for quality securities to which the investment portfolio is directed.

The above-noted impact of captive and pool transactions premiums and claims notwithstanding, mortgage guaranty claim costs rose by 29.2 percent in 2011 and declined by 27.9 percent in 2010. While newly reported defaults have generally been in a downtrend, other offsetting factors have led to historically high claim costs. The combination of higher claim payments, and changes in actual and estimated claim rescissions or denials on new and previously reported defaults are most accountable for the variability of claim costs. The following table shows the major components of the resulting claim ratios inclusive of the above-noted effects of captive reinsurance and pool insurance contract terminations.

Years Ended December 31,	2011	2010	2009
Components of incurred claim ratio as a percent of earned premiums:
Paid claims:
Excluding captive and pool transactions	238.3%	190.4%	110.4%
Captive and pool transactions	(.7)	31.8	(24.9)
Paid claim ratio	237.6	222.2	85.5
Claim reserve provisions:
Excluding captive and pool transactions	(.1)	(21.8)	91.4
Captive and pool transactions	.1	(46.8)	(.9)
Claim reserve provision ratio	—	(68.6)	90.5
Incurred claim ratio: As reported	237.6%	153.6%	176.0%
Excluding captive and pool transactions	238.2%	168.6%	201.8%

The 2011 expense ratios reflect non-recurring charges covering employment severance and similar costs, and the elimination of previously deferred acquisition costs no longer deemed recoverable in future run-off periods. The aggregate charges and their effect on 2011 expense ratios amounted to $39.4 and 8.9 percentage points. Additionally, full year

2011 operating results reflect a third quarter $10.7 write-off of the historical goodwill account. For 2010 and 2009, the expense ratios reflect moderate benefits from expense management.

As noted in prior periods' reports, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC"), had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a consequence, underwriting of new policies ceased and the existing book of business was placed in run-off operating mode. On January 19, 2012, RMIC received an Order of Supervision ("Order") from the North Carolina Department of Insurance. Pursuant to the Order, RMIC has been instructed to hereafter reduce the cash payment on all claims by 50 percent during an initial period not to exceed one year. The remaining 50 percent is to be included in RMIC's statutory capital and will be paid at a future date as and when necessary funds are available. In these circumstances, the run-off will devolve within constraints of Old Republic's year-end 2011 investment of $191.2 for its entire mortgage guaranty segment. Since no additional capital will be provided to this segment, Old Republic's future economic loss will be limited to that last amount, or 75 cents per ORI outstanding share at December 31, 2011.

The Company utilizes a proprietary model to forecast and evaluate the potential long-term performance of its book of business. Of necessity, the model takes into account actual premium and claim experience of prior periods, as well as a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these relate to matters over which the Company has no control, including:

•	The conflicted interests, as well as the mortgage servicing and foreclosure practices of a large number of insured lending institutions;

•	General economic and industry-specific trends and events; and

•
The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and future role of Fannie Mae and Freddie Mac.

These matters notwithstanding, the Company's standard model of forecasted results extending through 2020 continues to reflect ultimate profitability for the book of business. While the establishment of a premium deficiency reserve is therefore unwarranted, the model nonetheless contemplates that results for years 2012-2013 will more likely than not reflect an operating loss far in excess of RMIC's and the segment's year-end 2011 statutory capital balance. The claim cost attenuation enabled by the above-noted Order could, however, mitigate or nullify the adverse effect of such losses on those statutory capital balances.

Recent years' poor mortgage guaranty results notwithstanding, Old Republic maintains a long-term strategic interest in this important line of insurance. Any re-activation of the business, however, will require greater clarity about the future roles of Fannie Mae and Freddie Mac, or any successor to them, as well as the establishment of industry-wide risk management disciplines that address the long term catastrophe exposures of these financial guaranties. At this juncture there is no indication that these matters will be addressed by the industry or government institutions, and thus no assurance that an economically viable re-activation of Old Republic's mortgage guaranty business will occur.

Title Insurance Results - Old Republic's title insurance business reflected positive operating momentum as 2011 came to a close. Key performance indicators are shown below:

	Title Insurance Group
				% Change
				2011	2010
Years Ended December 31,	2011	2010	2009	vs. 2010	vs. 2009
Net premiums and fees earned	$1,362.4	$1,211.0	$888.4	12.5%	36.3%
Net investment income	27.3	26.5	25.2	3.0	5.4
Claim costs	105.7	96.8	70.3	9.1	37.8
Pretax operating income (loss)	$36.2	$9.4	$2.1	284.5%	328.7%

Claim ratio	7.8%	8.0%	7.9%	(2.5)%	1.3%
Expense ratio	91.2	93.0	93.8	(1.9)	(.9)
Composite ratio	99.0%	101.0%	101.7%	(2.0)%	(.7)%

Growth in premiums and fees benefitted from a combination of factors. Key among these have been market share gains emanating from title industry dislocations and consolidation during the past three years or so, and greater levels of refinancing activity in more recent times. 2011 claim ratios were slightly lower in relation to 2010's as claim frequency and severity abated. Year-over-year expense ratio comparisons benefitted from continued rationalization of the expense structure.

Corporate and Other Operations - The Company's small life and health business and the net costs associated with the parent holding company and its internal services subsidiaries produced losses for 2011 and 2010, whereas a small gain was posted in 2009. Variations in the results registered by these relatively minor elements of Old Republic's operations usually stem from volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest expenses on intra-system financing arrangements. Key performance indicators are reflected in the following summary:

	Corporate and Other Operations
				% Change
				2011	2010
Years Ended December 31,	2011	2010	2009	vs. 2010	vs. 2009
Life & health premiums earned	$74.9	$81.4	$73.3	(8.0)%	11.0%
Net investment income	7.4	7.3	7.2	2.4	.2
Other income	2.4	2.5	3.6	(3.0)	(30.1)
Benefits and claims	38.5	40.3	34.1	(4.6)	18.3
Insurance expenses	39.4	43.8	41.7	(10.0)	5.2
Corporate and other expenses-net	21.5	9.9	4.4	117.1	125.0
Pretax operating income (loss)	$(14.6)	$(2.8)	$4.0	(407.4)%	(171.7)%

Cash, Invested Assets, and Shareholders' Equity - The following table reflects Old Republic's consolidated cash and invested assets as well as shareholders' equity accounts at the dates shown:

				% Change
				2011	2010
As of December 31,	2011	2010	2009	vs. 2010	vs. 2009
Cash and invested assets: Fair value basis	$10,685.2	$10,490.7	$9,879.0	1.9%	6.2%
Original cost basis	$10,081.8	$10,015.1	$9,625.9	.7%	4.0%

Shareholders' equity: Total	$3,772.5	$4,121.4	$3,891.4	(8.5)%	5.9%
Per common share	$14.76	$16.16	$16.49	(8.7)%	(2.0)%

Composition of shareholders' equity per share:
Equity before items below	$13.13	$14.36	$14.99	(8.6)%	(4.2)%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	1.63	1.80	1.50
Total	$14.76	$16.16	$16.49	(8.7)%	(2.0)%

Consolidated cash flow from operating activities produced a deficit of $94.9 for the year ended 2011 compared to a deficit of $282.2 in 2010 and a positive operating cash flow of $532.9 for 2009. Most of the year-over-year improvement in 2011 stemmed largely from improved operating cash flows in the general insurance segment.

The consolidated investment portfolio reflects a current allocation of approximately 80 percent to fixed-maturity securities and 6 percent to equities as of year end 2011. As has been the case for many years, Old Republic's invested assets are managed in consideration of enterprise-wide risk management objectives. These are intended to assure solid funding of its insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of capital accounts.

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

Old Republic's equity investments at December 31, 2011 include common stock holdings in MGIC Investment Corporation fair valued at $50.3. These securities were acquired in 2007 and 2008 as passive long-term investment additions to a core segment of Old Republic's business and were written down from their original cost through impairments recorded between 2008 and December 2011.

Substantially all changes in the shareholders' equity account reflect the Company's net income or loss, dividend payments to shareholders, and impairments or changes in market valuations of invested assets during the periods shown below:

	Shareholders' Equity Per Share
Years Ended December 31,	2011	2010	2009
Beginning book value per share	$16.16	$16.49	$15.91
Changes in shareholders' equity for the periods:
Net operating income (loss)	(.86)	(.16)	(.67)
Net realized investment gains (losses):
From sales	.44	.29	.04
From impairments	(.13)	—	.21
Subtotal	.31	.29	.25
Net unrealized investment gains (losses)	.03	.40	1.59
Total realized and unrealized investment gains (losses)	.34	.69	1.84
Cash dividends	(.70)	(.69)	(.68)
Stock issuance, foreign exchange, and other transactions	(.18)	(.17)	.09
Net change	(1.40)	(.33)	.58
Ending book value per share	$14.76	$16.16	$16.49

2011 Capital Raise - In 2011's first quarter, the Company obtained gross proceeds of $550.0 through a public offering of 3.75% convertible Senior Notes due in 2018. The funds were used to repay certain indebtedness assumed in connection with the 2010 acquisition of PMA Capital Corporation, and for other general corporate purposes.

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

CRITICAL ACCOUNTING ESTIMATES

The Company's annual and interim financial statements incorporate a large number and types of estimates relative to matters which are highly uncertain at the time the estimates are made. The estimation process required of an insurance enterprise is by its very nature highly dynamic inasmuch as it necessitates a continuous evaluation, analysis, and quantification of factual data as it becomes known to the Company. As a result, actual experienced outcomes can differ from the estimates made at any point in time and thus affect future periods' reported revenues, expenses, net income or loss, and financial condition.

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity and equity investments; b) the valuation of deferred income tax assets; c) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; d) the recoverability of reinsured paid and/or outstanding losses; and e) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the pertinent sections of this Management Analysis and are summarized as follows:

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

For the three years ended December 31, 2011, pretax charges due to other-than-temporary impairments in the value of securities affected pretax income or loss within a range of -27.0% and -3.6% and averaged -11.6%.

(b) The valuation of deferred income tax assets

The Company uses the asset and liability method of calculating deferred income taxes. This method results in the establishment of deferred tax assets and liabilities, calculated at currently enacted tax rates that are applicable to the cumulative temporary differences between financial statement and tax bases of assets and liabilities. Deferred income tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2011, 2010, and 2009, the net deferred tax asset (liability) was $116.7, $45.3, and $(47.5), respectively. The Company recorded a valuation allowance against deferred tax assets of $(12.2), $(13.5), and $- at each corresponding year end, respectively. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, the impact of available carry back and carry forward periods, estimates of future taxable income, and our ability to exercise prudent and feasible tax planning strategies. A change in any of these estimates could result in the need to record an additional valuation allowance through a charge to earnings. See Note 1(j) of the Notes to Consolidated Financial Statements for further discussion of the Company's consolidated income tax balances.

(c) Establishment of deferred acquisition costs ("DAC")

The eligibility for deferral and the recoverability of DAC is based on the current terms and estimated profitability of the insurance contracts to which they relate. As of the three most recent year ends, consolidated DAC balances ranged between 1.2% and 1.5% and averaged 1.4% of consolidated assets. The annual change in DAC balances for the three-year period affected underwriting, acquisition and other expenses within a range of 1.1% and 1.6%, and averaged 1.3% of such expenses. These percentages are inclusive of the 2011 write-off of previously deferred mortgage guaranty acquisition costs of $29.1 no longer deemed recoverable in future run-off periods.

(d) The recoverability of reinsured paid and/or outstanding losses

Assets consisting of gross paid losses recoverable from assuming reinsurers, and balance sheet date reserves similarly recoverable in future periods as gross losses are settled and paid, are established at the same time as the gross losses are paid or recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts that are discussed below. As of the three most recent year ends, paid and outstanding reinsurance recoverable balances ranged between 30.1% and 34.5% and averaged 33.0% of the related gross reserves. See Part I, Item 1(d) for further discussion regarding recoverability of the Company's reinsurance balances.

(e) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this management analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected loss ratios for at least the two to three most recent accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail lines of business generally include workers' compensation, auto liability, general liability, errors and omissions and directors and officers' liability, and title insurance. Gross loss reserves related to such long-tail coverages ranged between 66.0% and 76.5%, and averaged 72.7% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 60.1% and 69.0% and averaged 65.9% as of the same dates.

•
Loss trend factors that are used to establish the above noted expected loss ratios. These factors take into account such variables as judgments and estimates relative to premium rate trends and adequacy, current and expected interest rates, current and expected social and economic inflation trends, and insurance industry statistical claim trends.

•
Loss development factors, expected claim rates and average claim costs, all of which are based on Company and/or industry statistics used to project reported and unreported losses for each accounting period.

For the most recent calendar year, prior accident years' consolidated claim costs developed unfavorably while the two preceding years developed favorably. This development had the consequent effect of (increasing) or reducing consolidated annual loss costs for the three most recent years within a range of -4.7% and 7.2%, or by an average of approximately 2.0% per annum. As a percentage of each of these years' consolidated earned premiums and fees the (unfavorable) favorable developments have ranged between -3.0% and 5.9%, and have averaged 1.7%. Most of the variances in prior years' positive or negative claim developments have been due to a highly volatile mortgage guaranty and CCI claim environment.

In all the above regards the Company anticipates that future periods' financial statements will continue to reflect changes in estimates. As in the past such changes will result from altered circumstances, the continuum of newly emerging information and its effect on past assumptions and judgments, the effects of securities markets valuations, and changes in inflation rates and future economic conditions beyond the Company's control. As a result, Old Republic cannot predict, quantify, or guaranty the likely impact that probable changes in estimates will have on its future financial condition or results of operations.

FINANCIAL POSITION

The Company's financial position at December 31, 2011 reflected increases in assets and liabilities of 1.1% and 4.4%, respectively, and a decrease in common shareholders' equity of 8.5% when compared to the immediately preceding year-end. Cash and invested assets represented 66.6% and 66.1% of consolidated assets as of December 31, 2011 and 2010, respectively. As of December 31, 2011, the cash and invested asset base rose by 1.9% to $10,685.2 principally due to net proceeds of a public offering of convertible senior notes in early 2011.

Investments - During 2011 and 2010, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities. At both December 31, 2011 and 2010, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. The Company does not have any exposure to European sovereign debt instruments. At December 31, 2011, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of December 31, 2011. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The fair value of the Company's long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed maturity investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed maturity investment portfolio. All such changes in fair value are reflected, net of deferred income taxes, directly in the shareholders' equity account, and as a separate component of the statement of comprehensive income. Given the Company's inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed maturity securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost. The conceptual framework of Old Republic's investment policy therefore makes the GAAP balance sheet fair valuation of its fixed maturity investment portfolio largely irrelevant to the long-term management of the Company.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	December 31,
	2011	2010
Aaa	15.2%	21.3%
Aa	14.1	20.6
A	36.5	29.9
Baa	33.3	26.9
Total investment grade	99.1	98.7
All other (b)	.9	1.3
Total	100.0%	100.0%
__________

(a)
Credit quality ratings used are those assigned primarily by Moody's for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor's ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody's ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	December 31, 2011
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Services	$1.9		$.4
Basic Industry	4.0		.3
Banking	6.4		.2
Industrial	9.6		.2
Energy	5.7		—
Total	$27.9	(c)	$1.2
__________

(c)	Represents .4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	December 31, 2011
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$28.1		$1.2
Technology	54.5		.7
Finance	36.5		.6
Insurance	23.2		.6
Other (includes 16 industry groups)	279.7		2.8
Total	$422.3	(d)	$6.0
__________

(d)	Represents 5.4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	December 31, 2011
	Adjusted Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Index Funds	$100.9		$3.9
Banking	1.3		.4
Telecommunications	.7		.2
Insurance	—		—
Total	$103.1	(e)	$4.6	(f)
__________

(e)	Represents 30.2% of the total equity securities portfolio.

(f)	Represents 1.4% of the cost of the total equity securities portfolio, while gross unrealized gains represent 71.2% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	December 31, 2011
	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$23.2	$—	$—	$—
Due after one year through five years	129.2	13.1	1.5	.4
Due after five years through ten years	266.4	12.8	4.5	.3
Due after ten years	31.3	1.9	1.2	.4
Total	$450.3	$27.9	$7.2	$1.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	December 31, 2011
	Amount of Gross Unrealized Losses
	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$6.0	$—	$—	$6.0
Seven to twelve months	.4	.4	—	.9
More than twelve months	—	.2	—	.2
Total	$6.5	$.7	$—	$7.2
Equity Securities:
One to six months	$3.9	$.2	$—	$4.1
Seven to twelve months	—	.4	—	.4
More than twelve months	—	—	—	—
Total	$3.9	$.6	$—	$4.6

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	116	—	—	116
Seven to twelve months	10	1	—	11
More than twelve months	3	1	—	4
Total	129	2	—	131	(g)
Equity Securities:
One to six months	3	1	—	4
Seven to twelve months	—	1	—	1
More than twelve months	—	—	1	1
Total	3	2	1	6	(g)
__________

(g)
At December 31, 2011 the number of issues in an unrealized loss position represent 7.1% as to fixed maturities, and 14.3% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (December 31, 2011 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	December 31,
	2011	2010
Maturity Ranges:
Due in one year or less	12.0%	10.5%
Due after one year through five years	42.4	52.2
Due after five years through ten years	42.1	34.6
Due after ten years through fifteen years	1.6	1.3
Due after fifteen years	1.9	1.4
Total	100.0%	100.0%

Average Maturity in Years	5.0	4.6
Duration (h)	4.2	3.8
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.2 as of December 31, 2011 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.2%.

Composition of Unrealized Gains (Losses)

	December 31,
	2011	2010
Fixed Maturity Securities:
Amortized cost	$7,884.6	$8,070.4
Estimated fair value	8,393.2	8,532.2
Gross unrealized gains	515.9	487.0
Gross unrealized losses	(7.2)	(25.3)
Net unrealized gains (losses)	$508.6	$461.7

Equity Securities:
Original cost	$480.5	$648.3
Adjusted cost(*)	341.9	402.8
Estimated fair value	580.8	672.4
Gross unrealized gains	243.5	271.7
Gross unrealized losses	(4.6)	(2.2)
Net unrealized gains (losses)	$238.9	$269.5
__________

(*) net of OTTI adjustments

Other Assets - Among other major assets, substantially all of the Company's receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated amounts unrecoverable. Deferred policy acquisition costs are estimated by taking into account the variable costs of producing specific types of insurance policies, and evaluating their recoverability on the basis of recent trends in claims costs. Aside from the 2011 write-off of certain mortgage guaranty balances as discussed in the Executive Summary and Note 1(f) of the Notes to Consolidated Financial Statements, the Company's deferred policy acquisition cost balances have not fluctuated substantially from period-to-period. Deferred policy acquisition costs do not represent significant percentages of assets or shareholders' equity.

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $361.4 in dividends from its subsidiaries in 2012 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries.

The Company's 3.75% and 8.0% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them, a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable.

On January 19, 2012, the North Carolina Department of Insurance ("NCDOI") issued an Order of Supervision ("Order") providing for its immediate administrative supervision of RMIC's run-off operations. Supervision is an administrative proceeding under North Carolina law. It gives the NCDOI more oversight and control with the objective of allowing the insurer to develop a corrective plan subject to the Department's approval. It is unlike receivership which involves rehabilitation or liquidation of a company pursuant to a formal, court-ordered proceeding. Receivership results in a company's assets and management passing to a receiver who is overseen by a court. Moreover, supervision, unlike receivership, does not constitute an event of default by RMIC or its parent holding company with regard to the Notes. The Order makes RMIC's statutory insolvency less likely. However, the Order could be amended or withdrawn by the NCDOI at any time or allowed to lapse after a year's time. There can be no assurance that the Order will save RMIC from becoming statutorily impaired at a later date and being placed in receivership by the NCDOI.

At December 31, 2011, the Company had sufficient liquid resources available to redeem the 8.0% Notes and a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

Capitalization - Old Republic's total capitalization of $4,685.4 at December 31, 2011 consisted of debt of $912.8 and common shareholders' equity of $3,772.5. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended and dividend payments.

Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 30 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual segments.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. As noted in prior periods' reports, the Company's flagship mortgage guaranty insurance carrier had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As previously noted, underwriting of new policies consequently ceased as of that date and the existing book of business was placed in run-off operating mode.

Contractual Obligations - The following table shows certain information relating to the Company's contractual obligations as of December 31, 2011:

	Payments Due in the Following Years
	Total	2012	2013 and 2014	2015 and 2016	2017 and After
Contractual Obligations:
Debt	$912.8	$319.8	$7.9	$6.8	$578.1
Interest on Debt	171.8	35.4	44.3	43.7	48.3
Operating Leases	204.6	56.0	84.4	37.1	27.0
Pension Benefits Contributions (a)	123.9	23.1	55.3	38.6	6.8
Claim & Claim Expense Reserves (b)	8,786.6	2,569.0	2,326.7	841.9	3,049.0
Total	$10,199.9	$3,003.4	$2,518.7	$968.2	$3,709.4
__________

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

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the Mortgage Guaranty Group's Risk Factors for premium income and long-term claim exposures, revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 33% of 2011 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 67% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Mortgage	Title	Other	Total	% Change from prior period
Years Ended December 31:
2009	$1,782.5	$644.5	$888.4	$73.3	$3,388.9	2.1%
2010	1,782.1	498.8	1,211.0	81.4	3,573.5	5.4
2011	$2,167.7	$444.9	$1,362.4	$74.9	$4,050.1	13.3%

General Insurance Group earned premiums increased in 2011 reflecting inclusion of PMA premiums of $412.4 for a full year during 2011 versus $103.7 in the final quarter of 2010. Excluding PMA's contribution, the remainder of the group's earned premiums reflected growth of 4.5% during 2011. As reported in the past several years, the combination of ongoing recessionary economic conditions and a generally soft pricing environment in the commercial insurance arena has generally constrained premium growth in recent years. However, during the past twelve months or so, premium rates have strengthened gradually and to varying degrees in certain parts of the Company's general insurance business. At the least, these pricing improvements should help counterbalance ongoing inflationary pressures on a variety of claim costs most susceptible to them.

Mortgage Guaranty Group earned premiums continued to decline during 2011 due to lower volumes of new insurance written, a continuation of elevated levels of premium refunds related to claim rescissions, the termination of certain pool insurance contracts in 2010, and the termination of new insurance underwriting effective August 31, 2011. Declining premium revenue trends for the past three years have been mitigated somewhat by greater business persistency levels for business produced in prior years, and by a continuing decline in premiums ceded to lender-owned (captive) reinsurance companies. Since the advent of the current economic crisis, new mortgage guaranty production has not added significantly to the Company's net risk in force base. Ongoing weakness from the downturn in overall mortgage originations, lower industry-wide penetration of the nation's current mortgage market, and the effects of more selective underwriting guidelines employed since late 2007 have been contributing factors. Together with premium refunds related to claim rescissions and the below-noted termination of pool insurance contracts which effectively ended subsequent periods' premium inflows, these factors led to a continued decline in earned premiums in the latest annual period. During 2010 and 2009, Old Republic's mortgage guaranty subsidiaries had negotiated the terminations of various captive reinsurance and pool insurance contracts. From a financial accounting standpoint, premiums obtained upon terminations of captive reinsurance agreements are recognized as income when they are received rather than being deferred to future periods when the related claim costs are expected to arise. On the other hand terminations of pool insurance contracts cause a reduction of incurred claims due to the positive effect of reserves transferred, but negative cash flows ensue. As a result of these captive transactions, net premiums earned in 2010 and 2009 were enhanced by $13.6 and $82.5, respectively. No similarly significant transactions occurred during 2011.

Title Group premium and fee revenues grew by 12.5% and 36.3% in 2011 and 2010, respectively, as a result of market share gains emanating from title industry dislocations and consolidations during the past three years.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2009	36.6%	21.7%	13.5%	9.5%	8.0%	10.7%
2010	38.0	25.2	11.2	8.9	6.4	10.3
2011	32.7%	37.3%	7.5%	7.6%	5.8%	9.1%

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

	Net CCI Earned Premiums
	Amount	% of General Insurance Group	Risk in Force
Years Ended December 31:
2009	$121.4	6.8%	$2,004.8
2010	87.9	4.9	1,518.6
2011	$58.3	2.7%	$1,263.1

The following tables provide information on production and related risk exposure trends for Old Republic's Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
New Insurance Written:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2009	$7,899.2	$—	$.5	$7,899.8
2010	3,990.2	—	—	3,990.2
2011	$2,099.8	$—	$—	$2,099.8

New Risk Written by Type:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2009	$1,681.7	$—	$—	$1,681.7
2010	930.0	—	—	930.0
2011	$511.0	$—	$—	$511.0

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2009	$648.6	$644.5	82.8%	88.3%
2010	529.5	498.8	82.1	88.0
2011	$468.1	$444.9	83.2%	85.3%

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.5% of total net risk in force as of year end 2011, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2009	$18,727.9	$1,776.7	$297.2	$20,801.9
2010	16,557.4	1,187.0	256.1	18,000.6
2011	$14,476.9	$1,017.7	$176.3	$15,671.0

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2009	6.5%	28.8%	63.1%	1.6%
2010	6.4	27.5	64.7	1.4
2011	6.2%	26.8%	65.7%	1.3%

Bulk(a):
As of December 31:
2009	17.6%	33.1%	49.2%	.1%
2010	23.2	32.1	44.6	.1
2011	24.0%	32.2%	43.7%	.1%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2009	5.4%	36.9%	31.2%	26.5%
2010	5.3	37.0	31.9	25.8
2011	5.1%	36.2%	32.9%	25.8%

Bulk(a):
As of December 31:
2009	65.9%	18.4%	7.8%	7.9%
2010	57.7	22.8	9.6	9.9
2011	57.1%	22.9%	9.8%	10.2%
__________

(a)	Bulk pool risk in-force, which represented 31.0% of total bulk risk in-force at December 31, 2011, has been allocated pro-rata based on insurance in-force.

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

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	VA
As of December 31:
2009	8.5%	8.1%	5.2%	5.1%	5.5%	4.5%	4.0%	3.2%	3.1%	2.9%
2010	8.7	7.5	5.2	5.0	5.1	4.7	4.2	3.3	3.1	2.9
2011	8.8%	7.5%	5.2%	5.0%	5.0%	4.8%	4.3%	3.3%	3.3%	3.0%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2009	4.6%	10.4%	4.0%	4.0%	17.8%	4.1%	2.6%	3.2%	3.5%	5.4%
2010	5.3	9.9	4.3	4.0	15.8	3.5	3.1	3.9	3.3	6.0
2011	5.4%	9.9%	4.3%	4.0%	14.9%	3.2%	3.1%	3.9%	3.5%	6.5%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2009	91.1%	8.9%
2010	92.4	7.6
2011	92.8%	7.2%

Bulk (a):
As of December 31:
2009	49.4%	50.6%
2010	57.7	42.3
2011	58.4%	41.6%

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2009	96.3%	3.7%
2010	96.8	3.2
2011	97.0%	3.0%

Bulk (a):
As of December 31:
2009	75.4%	24.6%
2010	69.6	30.4
2011	71.0%	29.0%
__________

(a)	Bulk pool risk in-force, which represented 31.0% of total bulk risk in-force at December 31, 2011, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2009	38.5%	61.5%
2010	35.6	64.4
2011	32.6%	67.4%

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Mortgage	Title	Corporate and Other	Total
As of December 31:
2010	$6,451.2	$2,039.2	$636.0	$394.1	$9,520.5	$738.7	$10,259.3
2011	$6,610.7	$1,654.0	$683.7	$796.6	$9,745.2	$750.3	$10,495.5

	Net Investment Income					Yield at
	General	Mortgage	Title	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2009	$258.9	$92.0	$25.2	$7.2	$383.5	4.15%	4.17%
2010	260.1	84.9	26.5	7.3	379.0	3.94	3.80
2011	$270.5	$59.2	$27.3	$7.4	$364.6	3.71%	3.51%

Consolidated net investment income declined by 3.8% and 1.2% in 2011 and 2010, respectively, and grew by 1.6% in 2009. This revenue source is affected by changes in the invested asset base which are mainly driven by consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. Yield trends reflect the relatively short maturity of Old Republic's fixed maturity securities portfolio as well as continuation of a relatively lower yield environment during the past several years. Net investment income includes contributions from PMA of $19.1 and $2.9 in 2011 and the fourth quarter of 2010, respectively.

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; in 2011, 2010 and 2009, 34.4%, 45.5% and 87.2%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2009	$4.2	$11.7	$15.9	$(1.5)	$(8.0)	$(9.5)	$6.3
2010	79.1	31.2	110.3	—	(1.2)	(1.2)	109.1
2011	$142.6	$23.1	$165.8	$—	$(50.2)	$(50.2)	$115.5

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2011 and 2010:

	Claim and Loss Adjustment Expense Reserves
	December 31,
	2011		2010
	Gross	Net	Gross	Net

Workers' compensation	$3,472.8	$1,830.8	$3,508.5	$1,823.0
General liability	1,392.6	645.3	1,317.3	650.4
Commercial automobile (mostly trucking)	1,116.0	925.8	1,111.8	917.5
Other coverages	579.4	367.1	624.6	387.9
Unallocated loss adjustment expense reserves	172.8	137.0	191.0	149.1
Total general insurance reserves	6,733.7	3,906.1	6,753.5	3,928.1
Mortgage guaranty	1,690.5	1,613.9	1,729.7	1,614.0
Title	314.9	314.9	281.2	281.2
Life and health	21.3	17.4	24.2	20.0
Unallocated loss adjustment expense reserves -
other coverages	26.0	26.0	25.8	25.8
Total claim and loss adjustment expense reserves	$8,786.6	$5,878.5	$8,814.6	$5,869.3
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$182.0	$137.9	$195.7	$144.9
% of total general insurance reserves	2.7%	3.5%	2.9%	3.7%

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

Overview of Loss Reserving Process

Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2011, such reserves accounted for 76.6% and 66.4% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2010 represented 76.6% and 66.9% of the respective consolidated amounts.

The Company's reserve setting process reflects the nature of its insurance business and the decentralized basis upon which it is conducted. Old Republic's general insurance operations encompass a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company's insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds' inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers' ("E&O/D&O") liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judged or jury verdicts. Approximately 91% of the general insurance group's claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

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

Aggregate loss reserves consist of liability estimates for claims that have been reported ("case") to the Company's insurance subsidiaries and reserves for claims that have been incurred but not yet reported or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year end net reserves totaled $235.1, $231.0 and $143.9 as of December 31, 2011, 2010, and 2009, respectively.

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

Mortgage guaranty insurance reserves for unpaid claims and claim adjustment expenses are recognized only upon an instance of default, defined as an insured mortgage loan for which two or more consecutive monthly payments have been missed. Loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported. Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions.

The Company has the legal right to rescind mortgage insurance coverage unilaterally as expressly stated in its policy. Moreover, two federal courts that have recently considered that policy wording have each affirmed that right (See First Tennessee Bank N.A. v. Republic Mortg. Ins. Co., Case No. 2:10-cv-02513-JPM-cgc (W.D. Tenn., Feb. 25, 2011) and JPMorgan Chase Bank N.A. v. Republic Mortg. Ins. Co., Civil Action No. 10-06141 (SRC) (D. NJ, May 4, 2011), each decision citing supporting state law legal precedent). RMIC's mortgage insurance policy provides that the insured represents that all statements made and information provided to it in an application for coverage for a loan, without regard to who made the statements or provided the information, have been made and presented for and on behalf of the insured; and that such statements and information are neither false nor misleading in any material respect, nor omit any fact necessary to make such statements and information not false or misleading in any material respect. According to the policy, if any of those representations are materially false or misleading with respect to a loan, the Company has the right to cancel or rescind coverage for that loan retroactively to commencement of the coverage.

Where the Company determines that an application contains a material misrepresentation, it either advises the insured in writing of its findings prior to rescinding coverage or exercises its unilateral right to rescind coverage for that loan, stating the reasons for that action in writing and returning the applicable premium.

The rescission of coverage in instances of materially faulty representations or warranties provided in applications for insurance is a necessary and prevailing practice throughout the insurance industry. In the case of mortgage guaranty insurance, rescissions have occurred regularly over the years but have been generally immaterial. Since 2008, however, the Company has experienced a much greater incidence of rescissions due to increased levels of observed fraud and misrepresentations in insurance applications pertaining to business underwritten between 2004 and the first half of 2008. As a result, the Company has of necessity incorporated estimates of expected levels of coverage rescissions and claim denials in its reserving methodology since 2008. Such estimates are evaluated at each balance sheet date and take into account observed trends in rescission and denial rates.

The table below shows the estimated effects of coverage rescissions and claim denials on loss reserves and paid and incurred losses.

	2011	2010	2009
Estimated reduction in beginning reserve	$710.3	$1,712.2	$830.4
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	223.1	394.1	1,087.9
Prior year	(340.8)	(215.7)	513.3
Sub-total	(117.6)	178.3	1,601.3
Estimated rescission reduction in paid claims	(279.5)	(1,180.3)	(719.5)
Estimated reduction in ending reserve	$313.2	$710.3	$1,712.2

The estimated reduction in ending loss reserves reflects, in large measure, a variety of judgments relative to the level of expected coverage rescissions and claim denials on loans that are in default as of each balance sheet date. The provision for insured events of the current year resulted from actual and anticipated rescissions and claim denials attributable to newly reported delinquencies in each respective year. The provision for insured events of prior years resulted from actual rescission and claim denial activity or revisions in assumptions regarding expected rescission or claim denial rates on outstanding prior year delinquencies. 2009 reflects a significant increase in the levels of anticipated rescissions and claim denials on reported delinquencies. The trends for 2010 and 2011 reflect a continuing reduction in the level of actual and anticipated rescission and claim denial rates on total outstanding delinquencies. Variances between the estimated rescission and actual claim denial rate are reflected in the periods during which they occur.

Claims not paid by virtue of rescission or denial represent the Company's estimated contractual risk, before consideration of the impacts of any reinsurance and deductibles or aggregate loss limits, on cases that are settled by the issuance of a rescission or denial notification. 2010 rescissions include $431.4 related to certain pool insurance contracts which were terminated during the year.

Although the insured has no right under the policy to appeal, if the insured, at any time, contests in writing the Company's findings or action with respect to a loan or a claim, the Company considers any additional information supplied by the insured. This consideration may lead to further investigation, retraction or confirmation of the initial determination. If the Company concludes that it will reinstate coverage, it advises the insured in writing that it will do so immediately upon receipt of the premium previously returned. Reserves are not adjusted for potential reversals of rescissions or adverse rulings for loans under dispute since such reversals of claim rescissions and denials have historically been immaterial to the reserve estimation process.

There is currently a single instance in which the Company seeks to recover from an insured for previously paid claims. In its counterclaim in the pending arbitration with Countrywide (Countrywide Fin'l Corp. v. Republic Mortg. Ins. Co., Case No. 72 195 Y 0011510 (AAA). The Countrywide parties are Countrywide Financial Corporation, Countrywide Home Loans, Inc., Bank of America, N.A., in its own capacity and as successor by merger of BAC Home Loan Servicing L.P.), RMIC is seeking to rescind a June 2006 amendment to a mortgage insurance policy that it contends was fraudulently induced by Countrywide. The amendment made coverage for a loan immediately incontestable for borrower misrepresentation. The Company seeks a declaration that the amendment is null and void and to recover the claim amounts totaling at least $26.6 that it paid notwithstanding the existence of borrower misrepresentations that otherwise would have supported a rescission of coverage for those loans. The Company does not anticipate recoveries from previously paid claims in its reserving process until such time as a recovery is deemed probable and the amount can be reasonably estimated.

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

The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims, and settlement expenses for each of the years shown:

Years Ended December 31:	2011	2010	2009
Gross reserves at beginning of year	$8,814.6	$7,915.0	$7,241.3
Less: reinsurance losses recoverable	2,945.3	2,316.5	2,227.0
Net reserves at beginning of year:
General Insurance (d)	3,928.1	3,977.4	3,326.9
Mortgage Guaranty (a)	1,623.0	1,965.4	1,382.6
Title Insurance	298.0	277.1	282.4
Other	20.0	21.5	22.2
Sub-total	5,869.3	6,241.5	5,014.2
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,678.5	1,426.3	1,409.2
Mortgage Guaranty (a)	783.9	781.4	1,284.0
Title Insurance	105.7	83.4	63.6
Other	40.2	44.4	36.4
Sub-total	2,608.5	2,335.6	2,793.3
Change in provision for insured events of prior years:
General Insurance	(149.2)	(76.6)	(56.8)
Mortgage Guaranty (a)	273.2	(15.2)	(149.9)
Title Insurance	—	13.4	6.7
Other	(1.2)	(3.2)	(1.3)
Sub-total	122.6	(81.5)	(201.3)
Total incurred claims and claim adjustment expenses (a)	2,731.1	2,254.1	2,592.0
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	610.6	593.2	498.6
Mortgage Guaranty (b)	59.8	52.3	7.8
Title Insurance	7.9	7.2	7.1
Other	30.7	33.0	25.8
Sub-total	709.2	685.9	539.3
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	940.5	805.8	846.4
Mortgage Guaranty (b)	997.6	1,056.1	543.5
Title Insurance	63.6	68.7	68.5
Other	10.7	9.6	9.9
Sub-total	2,012.6	1,940.4	1,468.3
Total payments (b)	2,721.9	2,626.4	2,007.7
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance	3,906.1	3,928.1	3,334.3
Mortgage Guaranty	1,622.8	1,623.0	1,965.4
Title Insurance	332.0	298.0	277.1
Other	17.4	20.0	21.5
Sub-total	5,878.5	5,869.3	5,598.5
Reinsurance losses recoverable	2,908.1	2,945.3	2,316.5
Gross reserves at end of year	$8,786.6	$8,814.6	$7,915.0
__________

(a)
In common with all other insurance lines, mortgage guaranty paid and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. Changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves shown in the following table and entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denials previously noted.

The mortgage guaranty provision for insured events of the current year was reduced by an estimated $223.1, $394.1 and $1,087.9, respectively, for 2011, 2010 and 2009. The provision for insured events of prior years in 2011, 2010 and 2009 was increased (decreased) by an estimated $340.8, $215.7 and $(513.3), respectively. These changes were offset to varying degrees by differences between actual claim settlements relative to expected experience and by subsequent revisions to assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

	2011	2010	2009
Net reserve increase(decrease):
General Insurance(*)	$(22.0)	$593.8	$7.4
Mortgage Guaranty	(.2)	(342.3)	582.8
Title Insurance	34.0	20.8	(5.3)
Other	(2.6)	(1.4)	(.7)
Total	$9.2	$270.8	$584.3
__________

(*) Includes reserves of $638.8 at December 31, 2010 assumed in conjunction with the PMA merger.

(b)
Rescissions reduced the Company's paid losses by an estimated $279.5, $1,180.3, and $719.5 for 2011, 2010, and 2009, respectively. 2010 includes $431.4 related to certain pool insurance contracts which were terminated during the year.

(c)	Year end net IBNR reserves carried in each segment were as follows:

	2011	2010	2009
General Insurance(**)	$1,909.5	$1,905.1	$1,621.6
Mortgage Guaranty	63.6	46.2	39.7
Title Insurance	262.5	216.5	191.3
Other	4.6	5.0	9.4
Total	$2,240.4	$2,172.9	$1,862.0
__________

(**) Includes reserves of $347.7 at December 31, 2010 assumed in conjunction with the PMA merger.

(d)	Includes reserves acquired through the PMA merger at October 1, 2010.

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2011	2010	2009
General	71.3%	76.4%	76.3%
Mortgage	237.6	153.6	176.0
Title	7.8	8.0	7.9
Consolidated benefits and claim ratio	67.8%	63.4%	76.7%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	64.8%	65.7%	82.6%
Change in provision for insured events of prior years:
Due to asbestos and environmental	—	—	—
Due to all other coverages	3.0	(2.3)	(5.9)
Net (favorable) unfavorable development	3.0	(2.3)	(5.9)
Consolidated benefits and claim ratio	67.8%	63.4%	76.7%

The consolidated benefits and claim ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced unfavorable developments in 2011 and favorable developments in 2010 and 2009 which on average reduced the consolidated loss ratio by 1.7%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2009	76.3%	71.5%	74.9%	117.8%	63.0%	65.6%	60.1%
2010	76.4	73.0	70.7	126.9	62.8	64.6	67.1
2011	71.3%	71.9%	72.3%	77.3%	70.4%	64.6%	62.8%

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

The following table shows CCI claims related trends for the periods shown:

					Effect on General Insurance Claim Ratio (b)	Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2009	$256.9	211.6%	$214.7	176.9%	7.3%	6.8%	$974.0
2010	265.4	301.8	212.5	241.7	8.6	4.6	621.5
2011	$93.6	160.7%	$84.8	145.5%	2.1%	4.4%	$166.1
__________

(a)	Percent of net CCI earned premiums.

(b)	Represents the percentage point increase in the general insurance claim ratio.

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

Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.9 years (gross) and 9.4 years (net of reinsurance) as of December 31, 2011 and 5.9 years (gross) and 10.0 years (net of reinsurance) as of December 31, 2010. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .2% of general insurance group net incurred losses for the five years ended December 31, 2011.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2011 and 2010 is as follows:

	December 31,
	2011		2010
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$134.8	$108.0	$122.0	$103.5
Reserves acquired pursuant to PMA merger	—	—	25.0	11.2
Loss and loss expenses incurred	12.7	9.7	(1.3)	(1.0)
Claims and claim adjustment expenses paid	18.5	11.3	(11.0)	(5.7)
Reserves at end of year	129.0	106.4	134.8	108.0

Environmental:
Reserves at beginning of year	60.8	36.9	50.7	33.4
Reserves acquired pursuant to PMA merger	—	—	14.2	8.6
Loss and loss expenses incurred	(.5)	.6	—	(1.5)
Claims and claim adjustment expenses paid	7.2	6.1	(4.0)	(3.5)
Reserves at end of year	53.0	31.4	60.8	36.9
Total asbestos and environmental reserves	$182.0	$137.9	$195.7	$144.9

The mortgage guaranty claim ratios for the years presented were affected mostly by varying claim payment trends and reserve provisions as well as captive and pool transactions. As indicated in the above Executive Summary, Old Republic's mortgage guaranty subsidiaries negotiated the termination of various captive reinsurance and pool insurance contracts during 2010 and 2009. Taken together all of these transactions reduced the incurred claim ratio by 15.0 and 25.8 percentage points for the years ended December 31, 2010 and 2009, respectively. These claim ratios had risen through year-end 2009 principally as a result of higher reserve provisions and paid losses. Reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigations costs, legal fees, and accumulated interest expenses.

Certain mortgage guaranty average claims related trends are listed below:

	Average Paid Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2009	$48,492	$59,386	16.83%	30.81%	$719.5
2010	47,954	58,184	15.55	24.54	748.8
2011	$48,254	$54,956	14.89%	21.90%	$279.5
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	VA
As of December 31:
2009	10.6%	34.1%	18.8%	19.5%	30.5%	12.3%	11.6%	16.4%	21.1%	13.9%
2010	9.6	32.6	17.3	19.2	22.6	11.9	11.5	16.0	20.7	11.7
2011	8.4%	32.2%	15.4%	20.6%	17.1%	12.2%	12.1%	15.4%	23.5%	11.5%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2009	16.3%	46.5%	27.6%	35.7%	41.3%	37.5%	21.7%	23.4%	33.3%	26.8%
2010	15.2	37.0	22.3	28.6	27.7	24.6	20.6	23.2	27.9	23.2
2011	14.1%	34.0%	19.5%	26.3%	21.8%	19.7%	20.1%	19.1%	28.2%	23.0%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	VA
As of December 31:
2009	11.2%	36.4%	19.4%	20.5%	33.9%	11.5%	12.9%	17.2%	24.1%	14.0%
2010	9.9	32.1	17.1	19.1	23.2	10.9	12.1	16.6	21.5	10.6
2011	8.8%	31.6%	15.4%	20.5%	18.1%	11.7%	12.7%	15.7%	24.0%	10.8%
__________

(b)	As determined by risk in force as of December 31, 2011, these 10 states represent approximately 50.1%, 58.8%, and 50.3%, of traditional primary, bulk, and total risk in force, respectively.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, claim ratios have remained at elevated levels in the most recent three years by comparison to historical trends due to the continuing downturn and economic stresses in the housing and related mortgage lending industries.

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

General insurance net claim reserves can be affected by lower than expected frequencies of claims incurred but not reported, the effect of reserve discounts applicable to workers' compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted elsewhere in this document in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical benefits portion of claims, and higher than expected IBNR due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

Mortgage guaranty net claim reserve levels can be affected adversely by several factors. These include changes in the mix of insured business toward loans that have a higher probability of default, increases in the average risk per insured loan, the levels of estimated rescission and claim denial activity, the deterioration of regional or national economic conditions leading to a reduction in borrowers' income and thus their ability to make mortgage payments, and reductions in housing values and/or increases in housing supply that can raise the rate at which defaults evolve into claims and affect their overall severity.

Title insurance loss reserve levels can be impacted adversely by such developments as reduced loan refinancing activity, the effect of which can be to lengthen the period during which title policies remain exposed to loss emergence. Such reserve levels can also be impacted by reductions in either property values or the volume of transactions which, by virtue of the speculative nature of some real estate developments, can lead to increased occurrences of fraud, defalcations or mechanics' liens.

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

Loss reserve uncertainty is illustrated by the variability in loss reserve development presented in the schedule which appears under Item 1 of this Annual Report. That schedule shows the cumulative loss reserve development for each of the past ten years through December 31, 2011 for the general insurance business which currently represents 66.4% of Old Republic's total loss and loss adjustment expense reserves, net of reinsurance reserves. For each of these ten calendar years, prior accident years' general insurance claim reserves have developed, as a percentage of the original estimates, within a range of -8.9% unfavorable in 2001 to a 13.4% favorable development in 2005. For the ten year period the net development has averaged 6.0% favorable.

On a consolidated basis, which includes all coverages provided by the Company, the one year development on prior year loss reserves over the same ten year period has ranged from -2.2% unfavorable to 11.4% favorable and averaged 2.8%. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic's existing business mix, current aggregate loss reserve levels, and loss development patterns suggests the reasonable likelihood that 2011 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company's insurance segments is discussed above. While the Company has generally experienced favorable loss developments for the latest ten year period on an overall basis, the current analysis of loss development factors and economic conditions influencing the Company's insurance coverages indicates a gradual downward trend in favorable development during the most recent three years, with respect to general insurance. In management's opinion, the other segments' loss reserve development patterns show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2011.

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of this Annual Report on Form 10-K.

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements the Company is generally reimbursed for claim costs exceeding contractually agreed-upon levels. During the three year period ended December 31, 2011, the Company's net retentions have risen gradually within the general insurance segment; however, such changes have not had a material impact on the Company's consolidated financial statements.

Generally, mortgage guaranty insurance risk has historically been reinsured through excess of loss contracts through insurers owned by or affiliated with lending institutions and financial and other intermediaries whose customers are insured by Old Republic. Effective December 31, 2008, the Company discontinued excess of loss reinsurance cessions to lenders' captive insurance companies for all new production originated subsequent to the effective date. Traditional pro-rata ("quota share") reinsurance arrangements will continue to be offered by the Company. During 2010 and 2009, the Mortgage Guaranty Group recaptured business previously ceded to several captives. In substance, the transactions are cut-off reinsurance commutation arrangements whereby the captives have remitted to the Company the reserves on existing claim obligations and a risk premium for claims that will occur after the recapture date. The impact of these transactions is summarized in the Executive Summary and other relevant sections within the Management Analysis of Financial Position and Results of Operations. Except for relatively few facultative reinsurance cessions covering large risks, the title insurance segment does not utilize reinsurance to manage its insurance risk.

The Company does not anticipate any significant changes to its reinsurance programs during 2012.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2009	25.8%	12.6%	93.8%	41.8%
2010	26.6	14.4	93.0	48.0
2011	25.6%	23.9%	91.2%	48.0%

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

The General Insurance expense ratio has remained relatively flat for 2009 through 2011. The Mortgage Guaranty segment's expense ratios for the periods shown are reflective of the continued emphasis on operating efficiency negated by ongoing reductions in the earned premium base. In addition, the 2011 mortgage guaranty expense ratio reflects an accrual of employment severance and similar costs, and the elimination of previously deferred acquisition costs. As a consequence of the previously mentioned GAAP accounting requirement for reinsurance contract terminations, this segment's 2009 expense ratio dropped from 14.3% to 12.6%. Production expenses for the Title segment were relatively lower as a percentage of premium and fees revenue, but rose dollar-wise in reflection of greater personnel and other production costs related to the higher revenues attained and anticipated.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2009	102.1%	188.6%	101.7%	118.5%
2010	103.0	168.0	101.0	111.4
2011	96.9%	261.5%	99.0%	115.8%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (40.6%) in 2011, (9.2%) in 2010 and (63.8%) in 2009. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets. A valuation allowance of $54.0 was established against a deferred tax asset related to the Company's realized losses on investments at December 31, 2008. During 2009, this valuation allowance was eliminated following an increase in the fair value of the Company's investment portfolio. As of December 31, 2011 and 2010, a valuation allowance was established for certain net operating loss and tax credit carryforwards which the Company did not expect to realize.

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

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of this Annual Report to the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2011:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$8,393.2	100	basis point rate increase	$8,037.3
		200	basis point rate increase	7,681.5
		100	basis point rate decrease	8,749.1
		200	basis point rate decrease	$9,104.9

Equity Price Risk:
Equity Securities	$580.8	10%	increase in the S&P 500	$640.0
		20%	increase in the S&P 500	699.3
		10%	decline in the S&P 500	521.6
		20%	decline in the S&P 500	$462.3

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2011	2010
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $7,884.6 and $8,070.4)	$8,393.2	$8,532.2
Equity securities (at fair value) (adjusted cost: $341.9 and $402.8)	580.8	672.4
Short‑term investments (at fair value which approximates cost)	1,476.2	1,004.0
Miscellaneous investments	35.3	40.7
Total	10,485.6	10,249.4
Other investments	9.8	9.8
Total investments	10,495.5	10,259.3

Other Assets:
Cash	93.0	127.3
Securities and indebtedness of related parties	16.9	12.0
Accrued investment income	96.5	104.1
Accounts and notes receivable	1,039.0	1,022.9
Federal income tax recoverable: Current	73.5	44.6
Deferred	116.7	45.3
Prepaid federal income taxes	1.0	102.9
Reinsurance balances and funds held	210.0	205.4
Reinsurance recoverable: Paid losses	100.7	96.0
Policy and claim reserves	3,143.1	3,166.4
Deferred policy acquisition costs	197.6	230.6
Sundry assets	466.2	465.3
Total Other Assets	5,554.9	5,623.4
Total Assets	$16,050.4	$15,882.7

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$8,786.6	$8,814.6
Unearned premiums	1,268.8	1,232.4
Other policyholders' benefits and funds	193.1	192.4
Total policy liabilities and accruals	10,248.6	10,239.5
Commissions, expenses, fees, and taxes	457.3	424.0
Reinsurance balances and funds	380.5	383.8
Debt	912.8	475.0
Sundry liabilities	278.4	238.8
Commitments and contingent liabilities
Total Liabilities	12,277.8	11,761.3

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	259.3	259.2
Additional paid‑in capital	657.9	649.6
Retained earnings	2,472.4	2,791.4
Accumulated other comprehensive income (loss)	416.0	459.1
Unallocated ESSOP shares (at cost)	(33.2)	(38.0)
Treasury stock (at cost)(1)	—	—
Total Common Shareholders' Equity	3,772.5	4,121.4
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$16,050.4	$15,882.7
________

(1)
At December 31, 2011 and 2010, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 259,328,278 and 259,222,360 were issued as of December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. There were no common shares classified as treasury stock as of December 31, 2011 and 2010.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Net premiums earned	$3,695.5	$3,225.5	$3,111.5
Title, escrow, and other fees	354.5	348.0	277.4
Total premiums and fees	4,050.1	3,573.5	3,388.9
Net investment income	364.6	379.0	383.5
Other income	115.2	41.0	24.8
Total operating revenues	4,529.9	3,993.5	3,797.2
Realized investment gains (losses):
From sales	165.8	110.3	15.9
From impairments	(50.2)	(1.2)	(9.5)
Total realized investment gains (losses)	115.5	109.1	6.3
Total revenues	4,645.5	4,102.7	3,803.6

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	2,730.6	2,253.2	2,591.0
Dividends to policyholders	15.6	12.1	7.8
Underwriting, acquisition, and other expenses	2,072.4	1,777.7	1,454.0
Interest and other charges	63.4	32.0	24.2
Total expenses	4,882.2	4,075.1	4,077.2
Income (loss) before income taxes (credits)	(236.7)	27.6	(273.6)

Income Taxes (Credits):
Current	(36.7)	(22.6)	56.5
Deferred	(59.4)	20.1	(230.9)
Total	(96.1)	(2.5)	(174.4)

Net Income (Loss)	$(140.5)	$30.1	$(99.1)

Net Income (Loss) Per Share:
Basic	$(.55)	$.13	$(.42)
Diluted	$(.55)	$.13	$(.42)

Average shares outstanding: Basic	255,045,210	241,075,488	235,657,425
Diluted	255,045,210	241,327,073	235,657,425

Dividends Per Common Share:
Cash	$.70	$.69	$.68

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2011	2010	2009
Net Income (Loss) As Reported	$(140.5)	$30.1	$(99.1)

Other comprehensive income (loss):
Post-tax net unrealized gains (losses) on securities	7.5	101.7	376.1
Net adjustment related to defined benefit plans, net of tax	(36.2)	(2.0)	.3
Other adjustments	(14.3)	5.5	18.9
Net adjustments	(43.0)	105.2	395.4

Comprehensive Income (Loss)	$(183.5)	$135.3	$296.3

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions)

	Years Ended December 31,
	2011	2010	2009
Convertible Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$259.2	$240.6	$240.5
Dividend reinvestment plan	—	—	—
Net issuance of shares under stock based compensation plans	—	.7	—
Conversion of senior debentures	—	—	—
Acquisition of subsidiary	—	17.7	—
Balance, end of year	$259.3	$259.2	$240.6

Additional Paid-in Capital:
Balance, beginning of year	$649.6	$412.4	$405.0
Dividend reinvestment plan	.8	.8	.8
Net issuance of shares under stock based compensation plans	—	1.6	.4
Conversion of senior debentures	—	—	—
Acquisition of subsidiary	—	228.7	—
Stock based compensation	3.4	4.1	4.9
ESSOP shares released	1.0	1.7	1.1
Acquisition of non-controlling interest	2.7	—	—
Balance, end of year	$657.9	$649.6	$412.4

Retained Earnings:
Balance, beginning of year	$2,791.4	$2,927.3	$3,186.5
Net income (loss)	(140.5)	30.1	(99.1)
Dividends on common stock: cash	(178.4)	(166.1)	(160.0)
Balance, end of year	$2,472.4	$2,791.4	$2,927.3

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$459.1	$353.7	$(41.7)
Foreign currency translation and other adjustments	(14.3)	5.5	18.9
Net unrealized gains (losses) on securities, net of tax	7.5	101.7	376.1
Net adjustment related to defined benefit pension plans,
net of tax	(36.2)	(2.0)	.3
Balance, end of year	$416.0	$459.1	$353.7

Unallocated ESSOP Shares:
Balance, beginning of year	$(38.0)	$(42.7)	$(50.0)
ESSOP shares released	4.8	4.6	7.2
Balance, end of year	$(33.2)	$(38.0)	$(42.7)

Treasury Stock:
Balance, beginning and end of year	$—	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(140.5)	$30.1	$(99.1)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	32.7	20.8	18.0
Premiums and other receivables	(16.1)	81.1	18.5
Unpaid claims and related items	9.3	(372.7)	583.0
Unearned premiums and other policyholders' liabilities	23.1	(76.5)	(77.0)
Income taxes	(88.5)	(17.5)	(199.9)
Prepaid federal income taxes	101.9	118.5	241.9
Reinsurance balances and funds	(12.4)	(48.5)	(32.9)
Realized investment (gains) losses	(115.5)	(109.1)	(6.3)
Accounts payable, accrued expenses and other	111.2	91.5	87.0
Total	(94.9)	(282.2)	532.9

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	926.8	882.0	1,047.6
Sales	1,769.5	1,055.5	153.9
Sales of:
Equity securities	86.6	116.6	24.9
Other - net	31.2	7.5	5.6
Cash balances of subsidiaries acquired	—	17.8	2.4
Purchases of:
Fixed maturity securities	(2,409.6)	(1,556.6)	(1,727.4)
Equity securities	(65.0)	(129.4)	—
Other - net	(50.8)	(33.4)	(19.6)
Purchase of a business	—	—	(6.0)
Net decrease (increase) in short-term investments	(476.0)	140.0	62.3
Other‑net	—	—	(8.4)
Total	(187.1)	499.8	(464.5)

Cash flows from financing activities:
Issuance of debentures and notes	537.0	215.0	576.2
Issuance of common shares	1.2	3.2	1.4
Redemption of debentures and notes	(112.1)	(218.9)	(472.8)
Dividends on common shares	(178.4)	(166.1)	(160.0)
Other‑net	.1	(.7)	—
Total	247.8	(167.6)	(55.1)

Increase (decrease) in cash:	(34.2)	50.0	13.3
Cash, beginning of year	127.3	77.3	63.9
Cash, end of year	$93.0	$127.3	$77.3

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$42.0	$28.4	$17.0
Income taxes	$(6.9)	$15.5	$24.3
Non-cash transaction: Purchase consideration for PMA merger	$—	$247.2	$—

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

(a) Accounting Principles - The Company's insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries operate and maintain their accounts in conformity with accounting practices permitted by various states' insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices. The statutory accounting requirements vary from the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP") in the following major respects: (1) the costs of selling insurance policies are charged to operations immediately, while the related premiums are taken into income over the terms of the policies; (2) investments in fixed maturity securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value; (3) certain assets classified as "non-admitted assets" are excluded from the balance sheet through a direct charge to earned surplus; (4) changes in allowed deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement; (5) mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus whereas, GAAP does not allow provisions for future catastrophic losses; (6) title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year's premiums written; (7) certain required formula-derived reserves for general insurance in particular are established for claim reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus; and (8) surplus notes are classified as equity. In consolidating the statutory financial statements of its insurance subsidiaries, the Company has therefore made necessary adjustments to conform their accounts with GAAP. The following table reflects a summary of all such adjustments:

	Shareholders' Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2011	2010	2011	2010		2009
Statutory totals of insurance
company subsidiaries:
General	$2,849.7	$2,819.1	292.5	$255.6	(a)	$203.9
Mortgage Guaranty	113.6	344.5	(422.6)	(196.3)		(474.8)
Title	236.6	213.0	46.7	14.6		(9.7)
Life & Health	70.1	70.3	4.8	4.3		5.9
Sub-total	3,270.0	3,446.9	(78.6)	78.2		(274.7)
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	140.9	179.5	(38.7)	(41.2)		(24.6)
Unadjusted totals	3,411.1	3,626.6	(117.4)	36.8		(299.2)
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	193.3	224.6	(30.6)	(19.8)		(19.5)
Fair value of fixed maturity securities	468.8	438.5	—	—		—
Non-admitted assets	99.0	85.4	—	—		—
Deferred income taxes	(93.8)	(196.0)	73.4	49.8		216.3
Mortgage contingency reserves	8.2	184.6	—	—		—
Title unearned premiums	360.4	345.8	14.6	6.7		2.9
Loss reserves	(290.4)	(240.7)	(49.6)	(21.7)		.5
Surplus notes	(365.0)	(340.0)	—	—		—
Sundry adjustments	(19.5)	(7.8)	(30.9)	(21.6)		(.4)
Total adjustments	361.4	494.7	(23.1)	(6.6)		200.0
Consolidated GAAP totals	$3,772.5	$4,121.4	$(140.5)	$30.1		$(99.1)
__________

(a)	Includes the effect of PMA Capital Corporation's statutory results from the date of acquisition through year-end, excluding adjustments to conform to Old Republic's accounting policies.

The preparation of financial statements in conformity with either statutory practices or GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

(d) Investments - The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2011 and 2010, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized $50.2, $1.2 and $9.5 of OTTI adjustments for the years ended December 31, 2011, 2010 and 2009, respectively.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities:
December 31, 2011:
U.S. & Canadian Governments	$1,104.0	$78.3	$.1	$1,182.1
Tax-exempt	597.1	23.4	—	620.5
Corporate	6,183.5	414.1	7.0	6,590.5
	$7,884.6	$515.9	$7.2	$8,393.2
December 31, 2010:
U.S. & Canadian Governments	$1,366.1	$57.6	$4.3	$1,419.4
Tax-exempt	1,391.0	69.2	.4	1,459.8
Corporate	5,313.2	360.2	20.5	5,652.9
	$8,070.4	$487.0	$25.3	$8,532.2

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities:
Due in one year or less	$943.0	$957.8
Due after one year through five years	3,344.2	3,538.1
Due after five years through ten years	3,317.4	3,604.2
Due after ten years	279.8	292.9
	$7,884.6	$8,393.2

Bonds and other investments with a statutory carrying value of $473.8 as of December 31, 2011 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $138.5 and $245.4 at December 31, 2011 and 2010, respectively, follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011	$341.9	$243.5	$4.6	$580.8
December 31, 2010	$402.8	$271.7	$2.2	$672.4

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing fair value comparisons with an issuer's adjusted cost at December 31, 2011 and 2010:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011:
Fixed Maturity Securities:
U.S. & Canadian Governments	$35.5	$.1	$—	$—	$35.5	$.1
Tax-exempt	2.1	—	.6	—	2.7	—
Corporate	402.9	6.7	1.7	.2	404.7	7.0
Subtotal	440.6	7.0	2.3	.2	443.0	7.2
Equity Securities	98.4	4.5	—	—	98.5	4.6
Total	$539.1	$11.5	$2.4	$.3	$541.5	$11.9

December 31, 2010:
Fixed Maturity Securities:
U.S. & Canadian Governments	$318.7	$4.3	$—	$—	$318.7	$4.3
Tax-exempt	14.2	.4	—	—	14.2	.4
Corporate	729.5	19.3	26.0	1.2	755.5	20.5
Subtotal	1,062.4	24.1	26.0	1.2	1,088.5	25.3
Equity Securities	6.3	—	96.7	2.1	103.0	2.2
Total	$1,068.8	$24.1	$122.7	$3.4	$1,191.6	$27.5

At December 31, 2011, the Company held 131 fixed maturity and 6 equity securities in an unrealized loss position, representing 7.1% as to fixed maturities and 14.3% as to equity securities of the total number of such issues it held. At December 31, 2010, the Company held 283 fixed maturity and 3 equity securities in an unrealized loss position, representing 13.5% as to fixed maturities and 7.1% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 4 and 5 fixed maturity securities and 1 and 2 equity securities, had been in a continuous unrealized loss position for more than 12 months as of December 31, 2011 and 2010, respectively. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, certain U.S. and Canadian government agency securities, and a restricted publicly traded common stock. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of December 31, 2011 and December 31, 2010.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

	Fair value measurements as of December 31, 2011:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$389.8	$792.2	$—	$1,182.1
Tax-exempt	—	620.5	—	620.5
Corporate	—	6,560.0	30.5	6,590.5
Equity securities	579.0	—	1.8	580.8
Short-term investments	$1,471.1	$—	$5.0	$1,476.2

	Fair value measurements as of December 31, 2010:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$483.9	$935.4	$—	$1,419.4
Tax-exempt	—	1,459.8	—	1,459.8
Corporate	—	5,622.2	30.6	5,652.9
Equity securities	525.0	145.0	2.4	672.4
Short-term investments	$998.6	$—	$5.4	$1,004.0

A common stock investment classified within Level 2 in the above table as of December 31, 2010 has been reclassified to Level 1 as of December 31, 2011 due to the removal of trade restrictions relative to the security during 2011.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At December 31, 2011, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

	Years Ended December 31,
	2011	2010	2009
Investment income from:
Fixed maturity securities	$353.2	$368.5	$368.6
Equity securities	11.3	9.0	7.4
Short-term investments	1.5	1.5	5.4
Other sources	4.7	3.9	4.9
Gross investment income	370.9	383.1	386.5
Investment expenses (a)	6.2	4.1	3.0
Net investment income	$364.6	$379.0	$383.5

Realized gains (losses) on:
Fixed maturity securities:
Gains	$143.9	$80.4	$4.4
Losses	(1.2)	(1.2)	(1.7)
Net	142.6	79.1	2.6

Equity securities & other long-term investments	(27.0)	29.9	3.7
Total	115.5	109.1	6.3
Income taxes (credits)(b)	37.5	38.2	(51.7)
Net realized gains (losses)	$78.0	$70.8	$58.1
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$46.3	$30.2	$408.0
Less: Deferred income taxes (credits)	16.0	10.4	142.7
Net changes in unrealized investment gains (losses)	$30.3	$19.7	$265.2

Equity securities & other long-term investments	$(35.2)	$126.1	$170.6
Less: Deferred income taxes (credits)	(12.4)	44.2	59.6
Net changes in unrealized investment gains (losses)	$(22.7)	$81.9	$110.9
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $1.9, $.5 and $.1 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Recognition of normal or catastrophic claim costs, however, occurs only upon an instance of default, defined as the occurrence of two or more consecutively missed monthly payments. Accordingly, GAAP revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and most significantly, future catastrophic loss occurrences for which current reserve provisions are not permitted. As a result, mortgage guaranty GAAP earnings for any individual year or series of years may be materially adversely affected, particularly by cyclical catastrophic loss events such as the mortgage insurance industry has experienced since mid year 2007. Reported GAAP earnings and financial condition form, in part, the basis for significant judgments and strategic evaluations made by management, analysts, investors, and other users of the financial statements issued by mortgage guaranty companies. The risk exists that such judgments and evaluations are at least partially based on GAAP financial information that does not match revenues and expenses and is therefore not reflective of the long-term normal and catastrophic risk exposures assumed by mortgage guaranty insurers at any point in time.

During 2010 and 2009, Old Republic's mortgage guaranty subsidiaries negotiated the terminations of various captive reinsurance and pool insurance contracts. From a financial accounting standpoint, premiums obtained upon terminations of captive reinsurance agreements are recognized as income when they are received rather than being deferred to future periods when the related claim costs are expected to arise. While terminations of pool insurance contracts cause a reduction of incurred claims due to the positive effect of reserves released, greater cash outflows ensue. Taken together, these terminations had the following effects on key elements of reported results and operating cash flows.

	Years Ended December 31,
	2010	2009
Increase in net premiums earned	$13.6	$82.5
Reduction in incurred claim costs	51.8	—
Increase in pretax operating income (loss)	$65.4	$79.4
Effect on operating cash flows	$(173.2)	$78.4

No similarly significant transactions occurred during 2011.

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 33% of 2011, 36% of 2010 and 39% of 2009 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

(f) Deferred Policy Acquisition Costs - The Company's insurance subsidiaries, other than title companies, defer certain costs which vary with and are primarily related to the production of business. Deferred costs consist principally of commissions, premium taxes, marketing, and policy issuance expenses. With respect to most coverages, deferred acquisition costs are amortized on the same basis as the related premiums are earned or, alternatively, over the periods during which premiums will be paid. To the extent that future revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. During 2011, $29.1 of previously deferred mortgage guaranty acquisition costs were written-off as they were no longer deemed recoverable in future run-off periods.

In October 2010, the FASB issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance is effective for the Company for the year beginning January 1, 2012 and may be applied prospectively or retrospectively. The Company is continuing to assess the effect that implementation of the new guidance will have on its financial position and results of operations. The Company expects to elect retrospective application of the guidance. Under retrospective application, deferred policy acquisition costs and related deferred taxes would be reduced as of the beginning of the earliest period presented in the financial statements with a corresponding reduction to shareholders' equity. The adoption of the new guidance during the first quarter 2012 is not expected to have a material effect on its consolidated financial statements. As the following table indicates, deferred acquisition costs have not materially affected the Company's financial position and operating results.

	Years Ended December 31,
	2011	2010	2009
Deferred, beginning of year	$230.6	$206.9	$222.8
Value of business acquired pursuant to PMA merger	—	43.7	—
Acquisition costs deferred:
Commissions - net of reinsurance	139.0	142.5	145.4
Premium taxes	77.7	68.5	74.9
Salaries and other marketing expenses	121.8	86.9	77.3
Sub-total	338.4	297.9	297.7
Amortization charged to income	(371.7)	(318.1)	(313.6)
Change for the year	(33.3)	(20.2)	(15.9)
Deferred, end of year	$197.6	$230.6	$206.9

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2011 and 2010, unearned premiums consisted of the following:

	December 31,
	2011	2010
General Insurance Group	$1,211.1	$1,167.8
Mortgage Guaranty Group	57.7	64.5
Total	$1,268.8	$1,232.4

(h) Losses, Claims and Settlement Expenses - The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work‑related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to possibly higher or lower than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

All reserves are necessarily based on estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders' dividends, all of which tend to be affected by development of claims in future years, may offset, in whole or in part, developed claim redundancies or deficiencies for certain coverages such as workers' compensation, portions of which are written under loss sensitive programs that provide for such adjustments. The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made nor is any guaranty given that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates.

General Insurance Group reserves are established to provide for the ultimate expected cost of settling un-paid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Long-term disability-type workers' compensation reserves are discounted to present value based on interest rates ranging from 3.5% to 4.0%. Losses and claims incurred but not reported, as well as expenses required to settle losses and claims are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. Estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves as applicable. As part of overall claim and claim expense reserves, the point estimates incorporate amounts to cover net estimates of unusual claims such as those emanating from asbestosis and environmental ("A&E") exposures as discussed below. Such reserves can affect claim costs and related loss ratios for such insurance coverages as general liability, commercial automobile (truck), workers' compensation and property.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2011, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2011 and 2010, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $182.0 and $195.7 gross, respectively, and $137.9 and $144.9 net of reinsurance, respectively. Old Republic's average five year survival ratios stood at 5.9 years (gross) and 9.4 years (net of reinsurance) as of December 31, 2011 and 5.9 years (gross) and 10.0 years (net of reinsurance) as of December 31, 2010. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

Mortgage guaranty insurance reserves for unpaid claims and claim adjustment expenses are recognized only upon an instance of default, defined as an insured mortgage loan for which two or more consecutive monthly payments have been missed. Loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported ("IBNR"). Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions.

Historically coverage rescissions and claims denials resulting from material misrepresentation in key underwriting information or non-compliance with terms of the master policy have not been material. Since 2008, however, in response to the significant increase in fraud and misrepresentation, the Company has incorporated into its reserving methodology certain assumptions regarding the expected levels of coverage rescissions and claim denials. Such estimates, which are evaluated as of each balance sheet date, are based on judgments relative to the level of expected coverage rescissions and claim denials on loans that are in default as of each balance sheet date taking into account observed trends in rescission and claim denial rates. On-going litigation and arbitration proceedings with respect to previously rescinded or denied claims are not considered in the establishment of reserves for estimated losses, claims and settlement expenses.

The table below shows the estimated effects of coverage rescissions and claim denials on loss reserves and paid and incurred losses.

	2011	2010	2009
Estimated reduction in beginning reserve	$710.3	$1,712.2	$830.4
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	223.1	394.1	1,087.9
Prior year	(340.8)	(215.7)	513.3
Sub-total	(117.6)	178.3	1,601.3
Estimated rescission reduction in paid claims	(279.5)	(1,180.3)	(719.5)
Estimated reduction in ending reserve	$313.2	$710.3	$1,712.2
The provision for insured events of the current year resulted from actual and anticipated rescissions and claim denials attributable to newly reported delinquencies in each respective year. The provision for insured events of prior years resulted from actual rescission and claim denial activity or revisions in assumptions regarding expected rescission or claim denial rates on outstanding prior year delinquencies. 2009 reflects a significant increase in the level of anticipated rescissions and claim denials on reported delinquencies. The trends for 2010 and 2011 reflect a continuing reduction in the level of actual and anticipated rescission and claim denial rates on total outstanding delinquencies. Variances between the estimated rescission and actual claim denial rate are reflected in the periods during which they occur and may result in incurred losses that are greater than or less than originally estimated.

Claims not paid by virtue of rescission or denial represent the Company's estimated contractual risk, before consideration of the impacts of any reinsurance and deductibles or aggregate loss limits, on cases that are settled by the issuance of a rescission or denial notification. 2010 rescissions include $431.4 related to certain pool insurance contracts which were terminated during the year.

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

The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the years shown:

Years Ended December 31:	2011	2010	2009
Gross reserves at beginning of year	$8,814.6	$7,915.0	$7,241.3
Less: reinsurance losses recoverable	2,945.3	2,316.5	2,227.0
Net reserves at beginning of year:
General Insurance (d)	3,928.1	3,977.4	3,326.9
Mortgage Guaranty (a)	1,623.0	1,965.4	1,382.6
Title Insurance	298.0	277.1	282.4
Other	20.0	21.5	22.2
Sub-total	5,869.3	6,241.5	5,014.2
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,678.5	1,426.3	1,409.2
Mortgage Guaranty (a)	783.9	781.4	1,284.0
Title Insurance	105.7	83.4	63.6
Other	40.2	44.4	36.4
Sub-total	2,608.5	2,335.6	2,793.3
Change in provision for insured events of prior years:
General Insurance	(149.2)	(76.6)	(56.8)
Mortgage Guaranty (a)	273.2	(15.2)	(149.9)
Title Insurance	—	13.4	6.7
Other	(1.2)	(3.2)	(1.3)
Sub-total	122.6	(81.5)	(201.3)
Total incurred claims and claim adjustment expenses (a)	2,731.1	2,254.1	2,592.0
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	610.6	593.2	498.6
Mortgage Guaranty (b)	59.8	52.3	7.8
Title Insurance	7.9	7.2	7.1
Other	30.7	33.0	25.8
Sub-total	709.2	685.9	539.3
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	940.5	805.8	846.4
Mortgage Guaranty (b)	997.6	1,056.1	543.5
Title Insurance	63.6	68.7	68.5
Other	10.7	9.6	9.9
Sub-total	2,012.6	1,940.4	1,468.3
Total payments (b)	2,721.9	2,626.4	2,007.7
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance	3,906.1	3,928.1	3,334.3
Mortgage Guaranty	1,622.8	1,623.0	1,965.4
Title Insurance	332.0	298.0	277.1
Other	17.4	20.0	21.5
Sub-total	5,878.5	5,869.3	5,598.5
Reinsurance losses recoverable	2,908.1	2,945.3	2,316.5
Gross reserves at end of year	$8,786.6	$8,814.6	$7,915.0
__________

(a)
In common with all other insurance lines, mortgage guaranty paid and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. Changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves shown in the following table and entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denials previously noted.

The mortgage guaranty provision for insured events of the current year was reduced by an estimated $223.1, $394.1 and $1,087.9, respectively, for 2011, 2010 and 2009. The provision for insured events of prior years in 2011, 2010 and 2009 was increased (decreased) by an estimated $340.8, $215.7 and $(513.3), respectively. These changes were offset to varying degrees by differences between actual claim settlements relative to expected experience and by subsequent revisions to assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

	2011	2010	2009
Net reserve increase(decrease):
General Insurance(*)	$(22.0)	$593.8	$7.4
Mortgage Guaranty	(.2)	(342.3)	582.8
Title Insurance	34.0	20.8	(5.3)
Other	(2.6)	(1.4)	(.7)
Total	$9.2	$270.8	$584.3
_______

(*) Includes reserves of $638.8 at December 31, 2010 assumed in conjunction with the PMA merger.

(b)
Rescissions reduced the Company's paid losses by an estimated $279.5, $1,180.3, and $719.5 for 2011, 2010, and 2009, respectively. 2010 includes $431.4 related to certain pool insurance contracts which were terminated during the year.

(c)	Year end net IBNR reserves carried in each segment were as follows:

	2011	2010	2009
General Insurance(**)	$1,909.5	$1,905.1	$1,621.6
Mortgage Guaranty	63.6	46.2	39.7
Title Insurance	262.5	216.5	191.3
Other	4.6	5.0	9.4
Total	$2,240.4	$2,172.9	$1,862.0
_______

(**) Includes reserves of $347.7 at December 31, 2010 assumed in conjunction with the PMA merger.

(d)	Includes reserves acquired through the PMA merger at October 1, 2010.

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced an unfavorable development of -2.1% for 2011 whereas 2010 and 2009 produced favorable developments of 1.5% and 4.0%, respectively, with average favorable annual developments of 1.1%. The Company believes that the factors most responsible, in varying and continually changing degrees, for reserve redundancies or deficiencies include, as to mortgage guaranty and the CCI coverage, differences in originally estimated salvage and subrogation recoveries, sales and prices of homes that can impact claim costs upon the disposition of foreclosed properties, changes in regional or local economic conditions and employment levels, greater numbers of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported. As to many general insurance coverages, changes in reserve adequacy or deficiency result from the effect of reserve discounts applicable to workers' compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

(i) Reinsurance - The cost of reinsurance is recognized over the terms of reinsurance contracts. Amounts recoverable from reinsurers for loss and loss adjustment expenses are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers on a regular basis. Allowances are established for amounts deemed uncollectible and are included in the Company's net claim and claim expense reserves.

(j) Income Taxes - The Company and most of its subsidiaries file a consolidated tax return and provide for income taxes payable currently. Deferred income taxes included in the accompanying consolidated financial statements will not necessarily become payable/recoverable in the future. The Company uses the asset and liability method of calculating deferred income taxes. This method results in the establishment of deferred tax assets and liabilities, calculated at currently enacted tax rates that are applied to the cumulative temporary differences between financial statement and tax bases of assets and liabilities.

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

	Years Ended December 31,
	2011	2010	2009
Statutory tax rate (credit)	(35.0)%	35.0%	(35.0)%
Tax rate increases (decreases):
Tax-exempt interest	(5.4)	(70.6)	(9.0)
Dividends received exclusion	(1.0)	(8.8)	(.6)
Valuation allowance (see below)	(.6)	14.1	(19.8)
Goodwill impairment	1.6	—	—
Other items - net	(.2)	21.1	.6
Effective tax rate (credit)	(40.6)%	(9.2)%	(63.8)%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

	December 31,
	2011	2010	2009
Deferred Tax Assets:
Losses, claims, and settlement expenses	$231.7	$225.8	$209.1
Pension and deferred compensation plans	85.8	67.4	47.7
Impairment losses on investments	52.9	90.5	127.6
Net operating loss carryforward	77.2	75.6	.5
AMT credit carryforward	29.7	9.6	—
Other timing differences	50.1	55.9	32.6
Total deferred tax assets before valuation allowance	527.7	525.0	417.5
Valuation allowance	(12.2)	(13.5)	—
Total deferred tax assets	515.4	511.4	417.5
Deferred Tax Liabilities:
Unearned premium reserves	29.3	25.1	27.8
Deferred policy acquisition costs	63.9	74.8	67.2
Mortgage guaranty insurers' contingency reserves	.4	63.5	136.1
Fixed maturity securities adjusted to cost	7.2	9.3	6.0
Net unrealized investment gains	273.0	269.4	202.5
Title plants and records	5.0	4.9	5.0
Other timing differences	19.7	18.7	20.4
Total deferred tax liabilities	398.7	466.0	465.1
Net deferred tax assets (liabilities)	$116.7	$45.3	$(47.5)

At December 31, 2011, the Company had a net operating loss ("NOL") carryforward of $220.6 which will expire in years 2020 through 2031 and a $29.7 alternative minimum tax ("AMT") credit carryforward which does not expire. Approximately $156.8 of the NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code. All NOL carryforwards are available to reduce future years taxable income of the Company.

During 2009, a valuation allowance previously established against certain investment related deferred tax assets of $54.0 was eliminated due to an increase in the fair value of the Company's investment portfolio. A valuation allowance was established against deferred tax assets as of December 31, 2011 and 2010 related to certain NOL and tax credit carryforwards which the Company did not expect to realize. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all remaining deferred tax assets at year end 2011 will more likely than not be fully realized.

Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The tax benefits obtained from such deductions must, however, be invested in a special type of non-interest bearing U.S. Treasury Tax and Loss Bonds which aggregated $1.0 at December 31, 2011. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. During 2011, the Company released contingency reserves of $398.8 and consequently, $62.5 of U.S. Treasury Tax and Loss Bonds were redeemed in 2011. In addition,

$101.2 of U.S. Treasury Tax and Loss Bonds were redeemed in 2011 relating to contingency reserve releases recorded in 2010. Purchases of U.S. Tax and Loss Bonds were $61.7 during 2011.

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The IRS is currently examining the Company's 2008 consolidated Federal income tax return, along with the Company's amended returns for the year 2005 through 2007 relative to a claim for recovery of taxes previously paid. The Company's consolidated 2006 Federal income tax return has been examined and no significant adjustments have been identified. The Company classifies interest and penalties as income tax expense in the consolidated statement of income.

(k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $21.9, $18.2 and $15.2 in 2011, 2010, and 2009, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(m) Goodwill and Intangible Assets - The following table presents the components of the Company's goodwill balance:

	General	Mortgage	Title	Other	Total
January 1, 2010	$112.5	$10.7	$44.3	$.1	$167.8
Acquisitions	3.3	—	—	—	3.3
Impairments	—	—	—	—	—
December 31, 2010	115.9	10.7	44.3	.1	171.1
Acquisitions	1.6	—	—	—	1.6
Impairments	—	(10.7)	—	—	(10.7)
December 31, 2011	$117.5	$—	$44.3	$.1	$162.0

Goodwill resulting from business combinations is not amortizable against operations but must be tested annually for possible impairment of its continued value. In addition to the $3.3 of goodwill included in the above table, intangible assets of $30.4 were also established during 2010 as a result of the PMA merger. Intangible assets with definitive lives are amortized against future operating results; whereas indefinite-lived intangibles are tested annually for impairment. During 2011, the historical mortgage guaranty goodwill balance of $10.7 was impaired in its entirety.

In September 2011, the FASB issued authoritative guidance which simplifies how an entity tests goodwill for impairment. This guidance is effective in 2012 and its adoption is not expected to impact the consolidated financial statements. There are no significant goodwill balances within reporting units with estimated fair values not significantly in excess of their carrying values.

(n) Employee Benefit Plans - As of December 31, 2011, the Company has four pension plans covering a portion of its work force. The four plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan), the Old Republic National Title Group Pension Plan (the Title Plan), and the PMA Capital Corporation Pension Plan (the PMA Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. With the exception of the PMA Plan, these plans have been closed to new participants since December 31, 2004. The PMA Plan was frozen as of December 31, 2005. Under the terms of the freeze, the plan is closed to new participants and eligible employees retained all of their rights under the plan that they had vested as of December 31, 2005 but do not accrue any additional benefits thereafter. All plan assets and liabilities are measured as of December 31 of the years presented.

Authoritative guidance governing pension accounting requires that the funded status of pension and other postretirement plans be recognized in the consolidated balance sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligations on a plan-by-plan basis. The funded status of an overfunded benefit plan is recognized as a net pension asset while the funded status for underfunded benefit plans is recognized as a net pension liability; offsetting entries are reflected as a component of shareholders' equity in accumulated other comprehensive income, net of deferred taxes. Changes in the funded status of the plans are recognized in the period in which they occur.

The changes in the projected benefit obligation are as follows:

	Years Ended December 31,
	2011	2010	2009

Projected benefit obligation at beginning of year	$425.2	$285.8	$263.1
Increases (decreases) during the year attributable to:
Projected benefit obligation acquired pursuant to PMA merger	—	101.2	—
Service cost	8.7	8.0	7.9
Interest cost	22.7	18.0	15.9
Actuarial (gains) losses	36.7	23.6	8.0
Benefits paid	(15.5)	(11.5)	(10.3)
Change in plan provision	—	—	1.2
Net increase (decrease) for the year	52.6	139.3	22.7
Projected benefit obligation at end of year	$477.8	$425.2	$285.8

The changes in the fair value of net assets available for plan benefits are as follows:

	Years Ended December 31,
	2011	2010	2009
Fair value of net assets available for plan benefits
At beginning of the year	$297.1	$209.1	$193.0
Increases (decreases) during the year attributable to:
Fair value of net assets acquired pursuant to PMA merger	—	64.1	—
Actual return on plan assets	.2	32.4	20.6
Sponsor contributions	33.6	2.9	5.8
Benefits paid	(15.5)	(11.5)	(10.3)
Administrative expenses	—	—	—
Net increase (decrease) for year	18.3	88.0	16.1
Fair value of net assets available for plan benefits
At end of the year	$315.4	$297.1	$209.1

The components of aggregate annual net periodic pension costs consisted of the following:

	Years Ended December 31,
	2011	2010	2009
Service cost	$8.7	$8.0	$7.9
Interest cost	22.7	18.0	15.9
Expected return on plan assets	(23.7)	(17.5)	(15.5)
Recognized loss	6.2	4.8	4.5
Net cost	$13.9	$13.3	$12.8

The pretax amounts recognized in other comprehensive income consist of the following:

	Years Ended December 31,
	2011	2010	2009
Amounts arising during the period:
Net recognized gain (loss)	$(60.2)	$(8.6)	$(3.0)
Net prior service cost	—	—	(1.2)
Reclassification adjustment to components of net periodic pension cost:
Net recognized loss	6.0	4.6	4.5
Net prior service cost	.1	.1	—
Net pretax amount recognized	$(54.0)	$(3.8)	$.3

The amounts included in accumulated other comprehensive income that have not yet been recognized as components of net periodic pension cost consist of the following:

	As of December 31,
	2011	2010
Net recognized loss	$(131.1)	$(76.9)
Net prior service cost	(.9)	(1.0)
Total	$(132.0)	$(78.0)

The amounts included in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost during 2012 consist of the following:

As of
December 31, 2011
Net recognized loss	$10.0
Net prior service cost	.1
Total	$10.2

The projected benefit obligations for the plans were determined using the following weighted-average assumptions:

	As of December 31,
	2011	2010
Settlement discount rates	4.66%	5.46%
Rates of compensation increase	4.25%	4.25%

The net periodic benefit cost for the plans were determined using the following weighted-average assumptions:

	As of December 31,
	2011	2010	2009
Settlement discount rates	5.46%	5.82%	6.20%
Rates of compensation increase	4.25%	4.25%	4.25%
Long-term rates of return on plans' assets	7.94%	7.95%	7.84%

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

Each of the plans had accumulated and projected benefit obligations in excess of plan assets, as summarized below:

	As of December 31,
	2011	2010
Projected benefit obligations	$477.8	$425.2
Accumulated benefit obligations	443.4	394.6
Fair value of plan assets	$315.4	$297.1

The benefits expected to be paid as of December 31, 2011 for the next 10 years are as follows: 2012: $17.8; 2013: $19.3; 2014: $21.1; 2015: $22.9; 2016: $24.6 and for the five years after 2016: $146.8.

The Companies made cash contributions of $33.6 to their pension plans in 2011 and expect to make cash contributions of approximately $23.1 in calendar year 2012.

The investment policy of the Plans is to consider the matching of assets and liabilities, appropriate risk aversion, liquidity needs, the preservation of capital, and the attainment of modest growth. The weighted-average asset allocations of the Plans are as follows:

	As of December 31,		Investment Policy Asset Allocation % Range Target
	2011	2010
Equity securities:
Common shares of Company stock	6.7%	10.4%
Other	43.8	47.2
Sub-total	50.5	57.6	30% to 70%
Fixed maturity securities	34.7	31.6	30% to 70%
Other	14.8	10.8	1% to 20%
Total	100.0%	100.0%

The Plans use quoted values and other data provided by the respective investment custodians as inputs for determining fair value of debt and equity securities. The custodians obtain market quotations and actual transaction prices for securities that have quoted prices in active markets and use their own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the investment custodian uses observable inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.

The following tables present a summary of the Plans' assets segregated among the various input levels described in Note 1(d).

	Fair value measurements as of December 31, 2011:
	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$21.1	$—	$—	$21.1
Other	122.9	15.2	—	138.1
Sub-total	144.0	15.2	—	159.2
Fixed maturity securities	21.0	88.2	—	109.3
Other	18.2	13.5	15.1	46.9
Total	$183.3	$117.0	$15.1	$315.4

	Fair value measurements as of December 31, 2010:
	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$31.0	$—	$—	$31.0
Other	125.0	15.1	—	140.2
Sub-total	156.1	15.1	—	171.2
Fixed maturity securities	19.6	74.2	—	93.8
Other	5.7	12.7	13.5	32.0
Total	$181.5	$102.0	$13.5	$297.1

Level 1 assets include publicly traded common stocks, mutual funds and certain short-term investments. Level 2 assets generally include corporate and government agency bonds, common collective trusts, and a limited partnership investment. Level 3 assets primarily consist of an immediate participation guaranteed fund. There were no significant changes in the fair value of the guaranteed fund during the year ended December 31, 2011.

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

	Years Ended December 31,
	2011	2010	2009
Employees Savings and Stock Ownership Plan	$5.9	$6.3	$5.4
Other profit sharing plans	13.4	7.3	5.9
Cash and deferred incentive compensation	$19.5	$17.8	$16.0

The Company sponsors an Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. Current Company contributions are provided in the form of Old Republic common stock. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock; dividends on unallocated shares are used to pay debt service costs. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. As of December 31, 2011, there were 14,963,716 Old Republic common shares owned by the ESSOP, of which 10,786,480 were allocated to employees' account balances. There are no repurchase obligations in existence. See Note 3(b).

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($681.5 and $563.1 at December 31, 2011 and 2010, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$(140.5)	$30.1	$(99.1)
Numerator for basic earnings per share -
income (loss) available to common stockholders	(140.5)	30.1	(99.1)
Adjustment for interest expense incurred on
assumed conversions of convertible senior notes	—	—	—
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversions	$(140.5)	$30.1	$(99.1)

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	255,045,210	241,075,488	235,657,425
Effect of dilutive securities - stock based compensation awards	—	251,585	—
Effect of dilutive securities - convertible senior notes	—	—	—
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversions (a)	255,045,210	241,327,073	235,657,425
Earnings per share: Basic	$(.55)	$.13	$(.42)
Diluted	$(.55)	$.13	$(.42)

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	16,007,624	14,528,515	15,781,176
Convertible senior notes	56,464,160	27,473,871	27,452,271
Total	72,471,784	42,002,386	43,233,447
__________

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

(r) Stock Based Compensation - As periodically amended, the Company has had a stock option plan in effect for certain eligible key employees since 1978. Under the current plan amended in 2010, the maximum number of common shares available for 2010 and future years' grants has been set at 14.5 million through 2016. The exercise price of stock options is equal to the closing market price of the Company's common stock on the date of grant, and the contractual life of the grant is generally ten years from the date of the grant. Options granted may be exercised to the extent of 10% of the number of shares covered thereby as of December 31st of the year of the grant and, cumulatively, to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively. Options granted to employees who meet certain retirement eligibility provisions become fully vested on the date of grant.

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

	2011	2010	2009
Stock based compensation expense	$3.0	$3.2	$4.9
Income tax benefit	$1.0	$1.1	$1.7

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton Model. The following table presents the assumptions used in the Black-Scholes Model for the awards granted during the periods presented, inclusive of replacement options issued pursuant to the PMA merger in 2010. Expected volatilities are based on the historical experience of Old Republic's common stock. The expected term of stock options represents the period of time that stock options granted are assumed to be outstanding. The Company uses historical data to estimate the effect of stock option exercise and employee departure behavior; groups of employees that have similar historical behavior are considered separately for valuation purposes. The risk-free rate of return for periods within the contractual term of the share option is based on the U.S. Treasury rate in effect at the time of the grant.

	2011	2010	2009
Expected volatility	.31	.34	.28
Expected dividends	5.95%	5.63%	7.74%
Expected term (in years)	7	5	7
Risk-free rate	2.73%	2.11%	2.56%

A summary of stock option activity under the plan as of December 31, 2011, 2010 and 2009, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	16,560,483	$17.39	15,781,176	$17.49	15,279,782	$17.81
Issuance of options pursuant to
PMA merger	—	—	471,279	14.85	—	—
Granted	1,064,500	12.33	747,000	12.08	989,250	10.48
Exercised	31,113	12.22	341,057	6.79	71,493	6.79
Forfeited and canceled	1,913,955	15.85	97,915	17.48	416,363	14.28
Outstanding at end of year	15,679,915	17.25	16,560,483	17.39	15,781,176	17.49

Exercisable at end of year	13,262,682	$18.21	13,672,002	$18.09	11,892,055	$17.77

Weighted average fair value of
options granted during the year (a)	$1.99	per share	$2.22	per share	$1.05	per share
__________

(a) Based on the Black-Scholes option pricing model and the assumptions outlined above; 2010 includes the impact of replacement options issued pursuant to the PMA merger.

A summary of stock options outstanding and exercisable at December 31, 2011 follows:

					Options Outstanding			Options Exercisable
						Weighted - Average			Weighted Average Exercise Price
Ranges of Exercise Prices			Year(s) Of Grant		Number Out- Standing	Remaining Contractual Life	Exercise Price	Number Exercisable
$16.85			2002		1,405,794	0.25	$16.85	1,405,794	$16.85
$14.37			2003		1,394,288	1.25	14.37	1,394,288	14.37
$19.32	to	$20.02	2004		2,105,574	2.25	19.33	2,105,574	19.33
$18.41	to	$20.87	2005		1,761,248	3.25	18.45	1,761,248	18.45
$21.36	to	$22.35	2006		2,294,075	4.25	21.99	2,294,075	21.99
$21.78	to	$23.16	2007		2,161,675	5.25	21.78	2,161,675	21.78
$7.73	to	$12.95	2008		1,411,320	6.25	12.94	987,924	12.94
$10.48			2009		933,893	7.25	10.48	420,251	10.48
$12.08			2010		756,415	8.25	12.08	183,420	12.08
$10.51	to	$36.36	2010	(a)	442,633	2.25	14.23	442,633	14.23
$12.33			2011		1,013,000	9.25	12.33	105,800	12.33
Total					15,679,915		$17.25	13,262,682	$18.21
__________

(a) Represents the replacement options issued pursuant to the PMA merger.

Pursuant to the Company's self-imposed limits, the maximum number of options available for future issuance as of December 31, 2011, is 12,728,998 shares.

As of December 31, 2011, there was $1.2 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2011	2010	2009
Cash received from stock option exercise	$.3	$2.3	$.5
Intrinsic value of stock options exercised	—	1.7	.3
Actual tax benefit realized for tax deductions from stock options exercised	$—	$.6	$.1

During 2011 and 2010, the Company issued 8,516 and 371,212 shares, respectively, of restricted common stock to certain employees valued at $.1 and $4.9, respectively, vesting over 5 and 4.5 years, respectively. During the vesting period, restricted shares are nontransferable and subject to forfeiture, but are entitled to all of the other rights of outstanding shares. Compensation expense for restricted stock awards is recognized over the vesting period of the award and was immaterial for the years ended December 31, 2011 and 2010.

Note 2 - Debt - Consolidated debt of Old Republic and its subsidiaries is summarized below:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$489.5	$—	$—
8.0% Convertible Senior Notes due 2012	316.2	320.9	316.2	399.2
ESSOP debt with an average yield of 3.73%
and 3.77%, respectively	23.4	23.4	25.8	25.8
Junior subordinated debt due 2037 and 2033 - 2037,
respectively, with average yields of 8.29%
and 4.34% to 8.29%, respectively	20.0	20.0	62.5	62.5
8.5% Senior Notes due 2018	—	—	56.4	56.4
Surplus notes due 2035 with an average yield of 4.79%	—	—	10.0	10.0
Other miscellaneous debt	3.1	3.1	4.0	4.0
Total debt	$912.8	$857.0	$475.0	$558.1

In March, 2011, the Company terminated a $150.0 one year commercial paper credit facility.

The Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes in early March, 2011. The notes bear interest at a rate of 3.75% per year, mature on March 15, 2018, and are convertible at any time prior to maturity by the holder into 64.3407 shares (subject to periodic adjustment under certain circumstances) of common stock per one thousand dollar note.

A public offering of $316.25 aggregate principal amount of Convertible Senior Notes became effective in late April, 2009. The notes bear interest at a rate of 8.0% per year, mature on May 15, 2012, and are convertible at any time prior to maturity by the holder into 86.8056 shares (subject to periodic adjustment under certain circumstances) of common stock per one thousand dollar note.

Scheduled maturities of the above debt at year end are as follows: 2012: $319.8; 2013: $3.6; 2014: $4.2; 2015: $3.3; 2016: $3.5; 2017 and after: $578.1. During 2011, 2010 and 2009, $51.1, $31.9 and $22.2, respectively, of interest expense on debt was charged to consolidated operations.

The Company's 3.75% and 8.0% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable.

On January 19, 2012, the North Carolina Department of Insurance ("NCDOI") issued an Order of Supervision ("Order") providing for its immediate administrative supervision of RMIC's run-off operations. Supervision is an administrative proceeding under North Carolina law. It gives the NCDOI more oversight and control with the objective of allowing the insurer to develop a corrective plan subject to the Department's approval. It is unlike receivership which involves rehabilitation or liquidation of a company pursuant to a formal, court-ordered proceeding. Receivership results in a company's assets and management passing to a receiver who is overseen by a court. Moreover, supervision, unlike receivership, does not constitute an event of default by RMIC or its parent holding company with regard to the Notes. The Order makes RMIC's statutory insolvency less likely. However, the Order could be amended or withdrawn by the NCDOI at any time or allowed to lapse after a year's time. There can be no assurance that the Order will save RMIC from becoming statutorily impaired at a later date and being placed in receivership by the NCDOI.

At December 31, 2011, the Company had sufficient liquid resources available to redeem the 8.0% Notes and a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

Note 3 - Shareholders' Equity

(a) Preferred Stock - The following table shows certain information pertaining to the Company's preferred shares issued and outstanding:

Convertible
Preferred Stock Series:	Series G(a)
Annual cumulative dividend rate per share	$ (a)
Conversion ratio of preferred into common shares	1 for .95
Conversion right begins	Anytime
Redemption and liquidation value per share	(a)
Redemption beginning in year	(a)
Total redemption value (millions)	(a)
Vote per share	1
Shares outstanding:
December 31, 2010	—
December 31, 2011	—
__________

(a)
The Company has authorized up to 1,000,000 shares of Series G Convertible Preferred Stock for issuance pursuant to the Company's Stock Option Plan. Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 2011, the annual dividend rate would have been 34 cents per share. Each share of Series G is convertible at any time, after being held six months, into .95 shares of Common Stock. Unless previously converted, Series G shares may be redeemed at the Company's sole option five years after their issuance.

(b) Common Stock - At December 31, 2011, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. During 2008, the Company issued 5,488,475 shares to the Old Republic Employees Savings and Stock Ownership Plan ("ESSOP") for consideration of $50.0. The ESSOP's common stock purchases were financed by a $30.0 bank loan and by $20.0 of pre-fundings from ESSOP participating subsidiaries. Common stock held by the ESSOP is classified as a charge to the common shareholders' equity account until it is allocated to participating employees' accounts contemporaneously with the repayment of the ESSOP debt incurred for its acquisition. Such unallocated shares are not considered outstanding for purposes of calculating earnings per share. Dividends on unallocated shares are used to pay debt service costs. Dividends on allocated shares are credited to participants' accounts.

Old Republic issued 17,754,047 shares of its common stock with a fair value of $245.8 during the fourth quarter 2010 as part of the consideration transferred in the acquisition of PMA Capital Corporation.

(c) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year end 2011 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2012 without the prior approval of appropriate regulatory authorities is approximately $361.4. Dividends declared during 2011, 2010 and 2009, to the Company by its subsidiaries amounted to $177.1, $181.1 and $181.5, respectively.

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

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 for workers' compensation; $3.5 for commercial auto liability; $3.5 for general liability; $8.0 for executive protection (directors & officers and errors & omissions); $2.0 for aviation; and $3.5 for property coverages. Roughly 15% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is approximately (in whole dollars) $38,400 per insured loan. Title insurance risk assumptions are currently limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0.

Since January 1, 2005, the Company has had maximum reinsurance coverage of up to $200.0 for its workers' compensation exposures. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company. Such aggregation of losses could occur in the event of a catastrophe such as an earthquake that could lead to the death or injury of a large number of persons concentrated in a single facility such as a high rise building.

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the "TRIREA"). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the "TRIPRA"), a seven year extension through December 2014. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owner's multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it does include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses of $100 billion in the aggregate during any one year. Once the program trigger is met, the program will pay 85% of an insurer's terrorism losses that exceed an individual insurer's deductible. The insurer's deductible is 20% of direct earned premium on property and casualty insurance. Insurers may reinsure that portion of the risk they retain under the program. Effective January 1, 2008, the Company reinsured limits of $198.0 excess of $2.0 for claims arising from certain acts of terrorism for casualty clash coverage and catastrophe workers' compensation liability insurance coverage.

Reinsurance ceded by the Company's insurance subsidiaries in the ordinary course of business is typically placed on an excess of loss basis. Under excess of loss reinsurance agreements, the companies are generally reimbursed for losses exceeding contractually agreed‑upon levels. Quota share reinsurance is most often effected between the Company's insurance subsidiaries and industry-wide assigned risk plans or captive insurers owned by assureds. Under quota share reinsurance, the Company remits to the assuming entity an agreed upon percentage of premiums written and is reimbursed for underwriting expenses and proportionately related claims costs.

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $28.2 at both December 31, 2011 and 2010, respectively, are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2011, the Company's General Insurance Group's ten largest reinsurers represented approximately 57% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Munich Re America, Inc. the largest reinsurer representing 25.1% of the total recoverable balance. Of the balances due from these ten reinsurers,

78.8% was recoverable from A or better rated reinsurance companies, 6.2% from industry-wide insurance assigned risk pools, 11.7% from foreign unrated companies, and 3.3% from domestic unrated companies. The Mortgage Guaranty Group's total claims exposure to its largest reinsurer, Bank of America Reinsurance Corporation, was $18.7, which represented .7% of total consolidated reinsured liabilities, as of December 31, 2011.

The following information relates to reinsurance and related data for the General Insurance and Mortgage Guaranty Groups for the three years ended December 31, 2011. Reinsurance transactions of the Title Insurance Group and small life and health insurance operation are not material.

Property and liability insurance companies are required to annualize certain policy premiums in their regulatory financial statements though such premiums may not be contractually due nor ultimately collectible. The annualization process relies on a large number of estimates, and has the effect of increasing direct, ceded, and net premiums written, and of grossing up corresponding balance sheet premium balances and liabilities such as unearned premium reserves. The accrual of these estimates has no effect on net premiums earned or GAAP net income.

		Years Ended December 31,
		2011	2010	2009
General Insurance Group
Written premiums:	Direct	$2,846.1	$2,296.3	$2,380.7
	Assumed	6.1	7.3	10.4
	Ceded	$631.5	$606.5	$670.7

Earned premiums:	Direct	$2,774.5	$2,366.7	$2,432.1
	Assumed	8.9	10.7	16.3
	Ceded	$615.8	$595.3	$666.0
Claims ceded		$427.0	$371.4	$433.0

Mortgage Guaranty Group
Written premiums:	Direct	$461.3	$518.8	$634.0
	Assumed	—	(.2)	—
	Ceded	$23.2	$30.1	$4.0

Earned premiums:	Direct	$468.1	$529.5	$648.6
	Assumed	.1	(.1)	.2
	Ceded	$23.2	$30.6	$4.3
Claims ceded		$42.2	$76.4	$173.7

Insurance in force as of December 31:
	Direct	$70,520.9	$82,911.0	$108,884.9
	Assumed	446.0	756.7	895.0
	Ceded	$1,452.7	$2,036.0	$2,933.9

(b) Leases - Some of the Company's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $56.0, $50.0 and $43.1 in 2011, 2010 and 2009, respectively. These expenses relate primarily to building leases of the Company. A number of the Company's subsidiaries also lease other equipment for use in their businesses. At December 31, 2011, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2012: $56.0; 2013: $48.3; 2014: $36.0; 2015: $21.8; 2016: $15.2; 2017 and after: $27.0.

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

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance, non-insurance, and ESSOP affiliates. At December 31, 2011, the aggregate principal amount of such guaranties was $157.6.

(d) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings which may prove to be material to the Company or a subsidiary are discussed below.

Purported class action lawsuits are pending against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in federal courts in two states - Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006), and Texas (Ahmad et al. v. ORNTIC, U.S. District Court, Northern District, Texas, Dallas Division, filed February 8, 2008). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The Pennsylvania suit also alleges violations of the federal Real Estate Settlement Procedures Act ("RESPA"). The Court in the Texas suit dismissed similar RESPA allegations. Classes have been certified in both actions, but the 5th Circuit Court of Appeals has granted ORNTIC's motion appealing the Texas class certification.

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

National class action suits have been filed against the Company's subsidiary, Old Republic Home Protection ("ORHP"), in the California Superior Court, San Diego, and the U.S. District Court in Birmingham, Alabama. The California suit (Campion v. Old Republic Home Protection) has been filed on behalf of all persons who made a claim under an ORHP home warranty contract from March 6, 2003 to the present. The suit alleges breach of contract, breach of the implicit covenant of good faith and fair dealing, violations of certain California consumer protection laws, and misrepresentation arising out of ORHP's alleged failure to adopt and implement reasonable standards for the prompt investigation and processing of claims under its home warranty contracts. The suit seeks unspecified damages consisting of the rescission of the class members' contracts, restitution of all sums paid by the class members, punitive damages, and declaratory and injunctive relief. ORHP removed the action to the U.S. District Court for the Southern District of California, and on January 6, 2011 the Court denied plaintiff's motion for class certification. The Alabama suit (Barker v. Old Republic Home Protection Company) alleges that ORHP paid fees to real estate brokers to market its home warranty contracts and that the payment of such fees was in violation of Section 8(a) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA. No class has been certified in the Alabama action. Neither action is expected to result in any material liability to the Company.

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois (Old Republic Insurance Company, et al. v. Countrywide Bank FSB, et al.). The suit seeks rescission of various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account, and a declaratory judgment and money damages based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications. Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies, as well as unspecified compensatory and punitive damages.

On November 3, 2010, Bank of America, N.A. ("B of A") filed suit against Old Republic Insurance Company ("ORIC") in the U.S. District Court for the Western District of North Carolina (Bank of America, N.A. v. Old Republic Insurance Company) alleging breach of contract, breach of the duty of good faith and fair dealing, and bad faith with respect to ORIC's handling of certain claims under a policy of credit indemnity insurance issued to B of A. The policy is not related to those issued to Countrywide, which are the subject of the above-noted separate litigation. The B of A suit seeks a declaratory judgment with respect to the interpretation of certain policy terms, B of A's compliance with certain terms and conditions of the policy, and the propriety of certain positions and procedures taken by ORIC in response to claims filed by B of A. The suit also seeks money damages in excess of $320, pre-and post-judgment interest and unspecified punitive damages. On January 23, 2012, ORIC filed a counterclaim seeking damages based on B of A's alleged interference with ORIC's subrogation rights.

On December 31, 2009, two of the Company's mortgage insurance subsidiaries, Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together "RMIC") filed a Complaint for Declaratory Judgment in the Supreme Court of the State of New York, County of New York, against Countrywide Financial Corporation, Countrywide Home Loans, Inc., The Bank of New York Mellon Trust Company, N.A., BAC Home Loans Servicing, LP, and Bank of America N.A. as successor in interest to Countrywide Bank, N.A. (together 'Countrywide") (Republic Mortgage Insurance Company, et al. v. Countrywide Financial Corporation, et al.). The suit relates to five mortgage insurance master policies (the "Policies") issued by RMIC to Countrywide or to the Bank of New York Mellon Trust Company as co-trustee for trusts containing securitized mortgage loans that were originated or purchased by Countrywide. RMIC has rescinded its mortgage insurance coverage on over 1,500 of the loans originally covered under the Policies based upon material misrepresentations of the borrowers in their loan applications or the negligence of

Countrywide in its loan underwriting practices or procedures. Each of the coverage rescissions occurred after a borrower had defaulted and RMIC reviewed the claim and loan file submitted by Countrywide. The suit seeks the Court's review and interpretation of the Policies' incontestability provisions and its validation of RMIC's investigation procedures with respect to the claims and underlying loan files.

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

After its First Amended Complaint was dismissed on May 4, 2011, on July 19, 2011, J.P. Morgan Chase Bank, N.A. ("Chase") filed a Second Amended Complaint against RMIC in the U.S. District Court for the District of New Jersey arising out of RMIC's rescissions of coverage on approximately 377 mortgage loans. (J.P. Morgan Chase Bank, N.A. v. Republic Mortgage Insurance Company). The new lawsuit abandons the earlier claim, which the Court dismissed, that RMIC could not unilaterally rescind coverage. Instead, Chase alleges that RMIC's rescissions were improper either because the coverage had become incontestable; or the rescissions relied upon evidence that was either improperly obtained or insufficient, unreliable or immaterial; or the rescissions were not permitted by applicable law. Based on these allegations, Chase asserts claims for breach of contract, breach of good faith and fiduciary duties, negligence and violations of Colorado and Louisiana insurance laws and seeks declaratory relief and unspecified compensatory, treble and punitive damages. On September 26, 2011, RMIC filed a motion for entry of an order dismissing various claims in the Second Amended Complaint with prejudice and requiring Chase to provide a more definitive statement of any remaining claims. That motion is awaiting the Court's actions.

On February 18, 2011, the Federal Deposit Insurance Corporation, as receiver of AmTrust Bank, filed a suit against Old Republic Insurance Company ("ORIC") in the U.S. District Court for the Northern District of Ohio arising out of ORIC's termination of a credit indemnity policy issued to insure home equity loans made or held by AmTrust. The suit (Federal Deposit Insurance Corporation v. Old Republic Insurance Company) alleges breach of contract and seeks a declaratory judgment that ORIC's attempted termination and/or cancellation of the policy did not terminate coverage of the insured loans and that ORIC remains obligated to provide coverage for such loans under the policy. The suit seeks damages in excess of $46, declaratory relief, pre-and post-judgment interest, attorneys' fees and costs.

Three purported class action suits alleging RESPA violations were filed, on December 9, 2011, December 30, 2011, and January 13, 2012, in the Federal District Courts for the Central District of California, Eastern District of Pennsylvania and Western District of Pennsylvania, respectively. The suits target J.P. Morgan Chase Bank, N.A., the PNC Financial Services Group, Inc. as successor to National City Bank, N.A. and Citibank, N.A., respectively, each of their wholly-owned captive insurance subsidiaries and a number of the mortgage guaranty insurance companies, including RMIC. (Samp, Komarchuk, Whitaker v. J.P. Morgan Chase Bank, N.A., et al.; White, Hightower v. The PNC Financial Services Group, Inc., et al.; Menichino v. Citibank, N.A., et al.) The lawsuits, filed by the same law firms in each case, are substantially identical in alleging that the mortgage guaranty insurers had reinsurance arrangements with the defendant banks' captive insurance subsidiaries under which payments were made in violation of the anti-kickback and fee splitting prohibitions of Sections 8(a) and 8(b) of RESPA. Each of the three suits seeks unspecified damages, costs, fees and the return of the allegedly improper payments. A class has not been certified in any of the three suits.

On January 27, 2012, a purported national class action suit was filed in the Federal District Court, Northern District of California, Oakland Division by the same plaintiff and the same law firm that filed the suit against ORHP, noted above. This second suit names as defendants the Company and five of its subsidiaries (Campion v. Old Republic International Corporation, Old Republic Home Protection Company, Inc., Old Republic National Title Insurance Company, Mississippi Valley Title Insurance Company, American Guaranty Title Insurance Company, Republic Mortgage Insurance Company). The suit alleges unfair, unlawful and fraudulent business practices in violation of California's Business & Professions Code -- substantially similar to the allegations in plaintiff's suit against ORHP in the Federal District Court for the Southern District of California -- and the payment of commissions and kickbacks in violation of the California Insurance Code and RESPA. The suit seeks declaratory injunctive relief, restitution and treble damages in unspecified amounts, and costs and fees.

Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. The Company and its subsidiaries have defended and intend to continue defending vigorously against each of the aforementioned actions. The Company does not believe it probable that any of these actions will have a material adverse effect on its consolidated financial condition, results of operations, or cash flows, though there can be no assurance in those regards. Nor is the Company able to make a reasonable estimate or range of estimates of any potential liability under these lawsuits, the counterclaim, and the arbitration, all of which seek unquantified damages, attorneys' fees, and expenses. It is also unclear what effect, if any, the run-off operations of RMIC and depletion of its capital will have in the actions against it.

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2011 is presented below. In management's opinion, however, quarterly operating data for insurance enterprises such as the Company is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management's opinion, all adjustments consisting of normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the data which follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2011:
Operating Summary:
Net premiums, fees, and other income	$1,031.5	$1,004.7	$1,038.2	$1,090.6
Net investment income and realized gains (losses)	97.9	90.2	75.3	216.7
Total revenues	1,129.5	1,094.9	1,113.5	1,307.4
Benefits, claims, and expenses	1,154.4	1,203.3	1,296.2	1,228.1
Net income (loss)	$(12.9)	$(66.3)	$(116.5)	$55.2
Net income (loss) per share: Basic	$(.05)	$(.26)	$(.46)	$.22
Diluted	$(.05)	$(.26)	$(.46)	$.22
Average shares outstanding:
Basic	254,769,513	254,972,652	255,137,235	255,292,231
Diluted	254,769,513	254,972,652	255,137,235	255,597,983

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2010:
Operating Summary:
Net premiums, fees, and other income	$833.3	$840.2	$889.9	$1,050.8
Net investment income and realized gains (losses)	99.1	167.8	96.4	124.4
Total revenues	932.6	1,008.1	986.5	1,175.4
Benefits, claims, and expenses	901.3	927.3	1,047.3	1,199.1
Net income (loss)	$25.0	$57.4	$(38.9)	$(13.3)
Net income (loss) per share: Basic	$.11	$.24	$(.16)	$(.05)
Diluted	$.11	$.23	$(.16)	$(.05)
Average shares outstanding:
Basic	236,387,779	236,552,439	236,697,304	254,594,687
Diluted	236,462,231	264,227,861	236,697,304	254,594,687

Note 6 - Information About Segments of Business - The Company is engaged in the single business of insurance underwriting. It conducts its' operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its' General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. The results of a small life & health insurance business are included with those of its holding company parent and minor corporate services operations. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude net realized investment gains or losses and other-than-temporary impairments as these are aggregated in the consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Workers' compensation is the largest type of coverage underwritten by the General Insurance Group, accounting for 33.3% of the Group's direct premiums written in 2011. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including commercial automobile (principally trucking), general liability, consumer credit indemnity, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

Private mortgage insurance produced by the Mortgage Guaranty Group protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The Mortgage Guaranty Group insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. The Mortgage Guaranty segment's ten largest customers were responsible for 36.0%, 34.4% and 47.6% of traditional primary new insurance written in 2011, 2010 and 2009, respectively. The largest single customer accounted for 14.4% of traditional primary new insurance written in 2011 compared to 10.6% and 12.8% in 2010 and 2009, respectively.

The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policy insures against losses arising out of defects, loans and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segment Reporting
	Years Ended December 31,
	2011	2010	2009
General Insurance:
Net premiums earned	$2,167.7	$1,782.1	$1,782.5
Net investment income and other income	379.3	292.7	270.1
Total revenues before realized gains or losses	$2,547.1	$2,074.9	$2,052.7
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$304.3	$172.7	$200.1
Income tax expense (credits) on above	$94.5	$51.6	$52.2
Segment assets - at year end	$12,384.3	$12,189.8	$9,920.8

Mortgage Guaranty (c):
Net premiums earned	$444.9	$498.8	$644.5
Net investment income and other income	61.2	89.6	101.6
Total revenues before realized gains or losses	$506.1	$588.4	$746.1
Income (loss) before taxes (credits) and
realized investment gains or losses(a)	$(678.1)	$(260.8)	$(486.4)
Income tax expense (credits) on above	$(234.3)	$(94.8)	$(175.5)
Segment assets - at year end	$2,027.6	$2,537.9	$3,233.4

Title Insurance:
Net premiums earned	$1,007.9	$863.0	$611.0
Title, escrow and other fees	354.5	348.0	277.4
Sub-total	1,362.4	1,211.0	888.4
Net investment income and other income	29.3	27.7	25.6
Total revenues before realized gains or losses	$1,391.8	$1,238.8	$914.1
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$36.2	$9.4	$2.1
Income tax expense (credits) on above	$11.5	$3.3	$(.4)
Segment assets - at year end	$956.2	$915.0	$852.8

Consolidated Revenues:
Total revenues of above Company segments	$4,445.1	$3,902.3	$3,712.9
Other sources (b)	143.7	145.8	138.1
Consolidated net realized investment gains (losses)	115.5	109.1	6.3
Consolidation elimination adjustments	(58.8)	(54.5)	(53.8)
Consolidated revenues	$4,645.5	$4,102.7	$3,803.6

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(337.5)	$(78.6)	$(284.0)
Other sources - net (b)	(14.6)	(2.8)	4.0
Consolidated net realized investment gains (losses)	115.5	109.1	6.3
Consolidated income (loss) before income taxes (credits)	$(236.7)	$27.6	$(273.6)

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(128.2)	$(39.8)	$(123.7)
Other sources - net (b)	(5.4)	(.9)	.9
Income tax expense (credits) on
consolidated net realized investment gains (losses)	37.5	38.2	(51.7)
Consolidated income tax expense (credits)	$(96.1)	$(2.5)	$(174.4)

	December 31,
	2011	2010
Consolidated Assets:
Total assets for above Company segments	$15,368.2	$15,642.9
Other assets (b)	973.4	576.7
Consolidation elimination adjustments	(291.2)	(336.8)
Consolidated assets	$16,050.4	$15,882.7
__________

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $25.0, $21.5 and $17.9 for the years ended December 31, 2011, 2010 and 2009 respectively; Mortgage - $8.0, $7.1 and $7.2 for the years ended December 31, 2011, 2010 and 2009 respectively; and Title - $5.3, $5.1 and $5.5 for the years ended December 31, 2011, 2010 and 2009, respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.

(c)
Income (loss) before taxes (credits) for 2011 includes an accrual of employment severance and similar costs ($10.7), elimination of previously deferred acquisition costs ($29.1) no longer deemed recoverable in future run-off periods, and the impairment of the historical goodwill balance of $10.7. 2010 and 2009 results reflect the impact of the accounting treatment for certain reinsurance commutations. Refer to further discussion at Note 1(e).

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 have substantially depleted and continue to erode the statutory capital base of the Company's mortgage insurance subsidiaries. See Note 9 - Subsequent Events.

Note 7 - Transactions with Affiliates:

The Company is affiliated with a policyholder owned mutual insurer, American Business & Personal Insurance Mutual, Inc. ("AB&P" or "the Mutual") whose formation it sponsored in 1981. The Mutual is managed through a service agreement with several Old Republic subsidiaries. AB&P's underwriting operations are limited to certain types of coverages not provided by Old Republic, and to a small amount of intercompany reinsurance placements. The following table shows certain unaudited information reflective of such business:

	Assumed from Old Republic			Ceded to Old Republic
	2011	2010	2009	2011	2010	2009
Premiums earned	$.5	$.2	$—	$.4	$.2	$.1
Commissions and fees	—	—	—	—	—	—
Losses and loss expenses	.4	.4	.3	.4	.7	.2
Loss and loss expense reserves	4.6	4.4	4.2	2.3	2.1	1.9
Unearned premiums	$.3	$—	$—	$—	$—	$—

As of December 31, 2011 and 2010, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $25.5 and $31.0, respectively. AB&P's accounts are not consolidated with Old Republic's since it is owned by its policyholders and, in any event, their inclusion would not have a significant effect on Old Republic's consolidated financial statements.

Note 8 - Merger with PMA Capital Corporation:

Effective October 1, 2010, Old Republic acquired PMA Capital Corporation ("PMA"), an insurance holding company with interests in the commercial property and liability insurance field. The consideration transferred of $247.2 included the issuance of 17,754,047 Old Republic common shares and the replacement value of PMA stock options. As of the acquisition date, PMA's total assets and liabilities inclusive of all required adjustments conforming with GAAP were valued at $2,469.6 and $2,222.4, respectively. Old Republic's consolidated financial statements include PMA's results of operations for 2011 and the final quarter of 2010 and its assets and liabilities as of both December 31, 2011 and 2010.

The following table reflects PMA's actual revenues and earnings included in Old Republic's consolidated statement of income beginning in the fourth quarter of 2010, and the supplemental pro forma revenues and net income (excluding any merger related expenses) as if the acquisition had occurred as of January 1, 2010. In substance, the supplemental pro forma information for the year ended December 31, 2010 reflects the combined historical results of Old Republic and PMA. Such combined data is not necessarily indicative of the actual results that would have been achieved by the consolidated companies for this period.

	Revenues	Net Income (Loss) from Continuing Operations
Actual Post Merger Amounts:
Quarter and year ended December 31, 2010	$128.1	$(7.1)
Year ended December 31, 2011	$533.4	$15.6

Supplemental pro forma information (unaudited):
Year ended December 31, 2009	$4,335.3	$(77.9)
Year ended December 31, 2010	$4,522.9	$39.1

The following table summarizes the assets acquired and liabilities assumed, all inclusive of GAAP fair value adjustments as of the purchase date:

Cash and invested assets (a)	$861.5
Accounts and notes receivable	311.9
Federal income taxes - deferred (b)	166.9
Reinsurance balances and funds held (c)(d)	897.8
Deferred policy acquisition costs (d)	43.7
Goodwill and intangible assets (e)	33.7
Other assets (a)	153.8
Total assets acquired	$2,469.6

Losses, claims and settlement expenses (c)	$1,478.1
Unearned premiums (d)	263.0
Debt (a)	129.2
Other liabilities (f)	352.0
Total liabilities assumed	$2,222.4

In accordance with GAAP, purchase accounting effects may be adjusted up to one year from the acquisition date upon finalization of the valuation process. No significant purchase accounting adjustments were made during 2011.
_________

(a)
Reflects current market values in establishing the fair value of investment securities and debt obligations, as well as the independently appraised values attributable to certain fixed assets such as office buildings.

(b)	Represents deferred income taxes which take into account certain limitations pertaining to PMA's net operating loss carry forwards that can inure to the merged business.

(c)
An adjustment has been applied to PMA's loss reserves and reinsurance recoverable at the acquisition date to estimate their fair value in accordance with GAAP. The fair value adjustment was determined using a cash flow model rather than an observable market price because a liquid market for such underwriting liabilities could not be established. The valuation model used actuarial estimates of future cash flows related to nominal claim and claim expense reserves and reinsurance recoverable, after adjusting for conformity with Old Republic's accounting policies. These future cash flows were adjusted for the time value of money using the October 1, 2010 U.S. Treasury spot rate yield curve and a risk margin to compensate an acquirer for the risk associated with these liabilities.

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

(d)
The valuation of insurance policies in force at the acquisition date was determined using a cash flow model rather than an observable market price because a liquid market for valuing the in force business does not exist. The valuation model used management's estimate of underwriting profit and the future cash flows associated with the in force policies. These cash flows were adjusted for the time value of money using the October 1, 2010 U.S. Treasury spot rate yield curve and a risk margin to compensate an acquirer for the risk associated with the in force business. The resulting valuation was not significantly different than the pre merger deferred acquisition costs balance. The value of business acquired is reported on the consolidated balance sheet with deferred policy acquisition costs and will be substantially amortized over a twelve month period from the acquisition date in proportion to the timing of the estimated underwriting profit associated with the in force business.

(e)
Goodwill represents the difference between the purchase consideration and the fair value of assets acquired less liabilities assumed. Included in the total are identifiable intangible assets resulting from the valuations of acquired customer-related relationships, trade name, and various insurance licenses.

(f)
Other liabilities have been adjusted to reflect the current funded status of PMA's pension-type obligations, the fair value of certain capital support commitments to businesses previously sold, and of obligations related to operating lease agreements.

Note 9 - Subsequent Events:

As noted in prior periods' reports, the Company's flagship mortgage guaranty insurance carrier ("RMIC") had been operating pursuant to a waiver of minimum state regulatory capital requirement since late 2009. This waiver expired on August 31, 2011. As a consequence underwriting of new policies ceased and the existing book of business was placed in run-off operating mode. In this run-off situation, RMIC collects renewal premiums, participates in industry modification activities, and pays valid claims on policies in force as of August 31, 2011. No new business has been written since the latter date.

On January 19, 2012 the North Carolina Department of Insurance ("NCDOI") issued an Order of Supervision ("Order") providing for its immediate administrative supervision of RMIC's run-off operations. The Order responds to the capital depletion at RMIC caused by an unprecedented level of losses experienced industry-wide.

Supervision is an administrative proceeding under North Carolina law. It gives the NCDOI more oversight and control with the objective of allowing the insurer to develop a corrective plan subject to the Department's approval. It is unlike receivership which involves rehabilitation or liquidation of a company pursuant to a formal, court-ordered proceeding. Receivership results in a company's assets and management passing to a receiver who is overseen by a court. Moreover, supervision, unlike receivership, does not constitute an event of default by RMIC or its parent holding company with regard to any of their respective debt obligations.

Under the Order, RMIC continues to manage the business through its employees, and retains its status as a wholly-owned subsidiary of its ultimate parent holding company, Old Republic International Corporation. The Order specifies that RMIC may not engage in certain activities and transactions without the prior written approval of the NCDOI Commissioner or his appointed representative for supervision. Most significantly, the Company may not enter into material transactions, may not incur any debt or other liabilities, may not lend any of its funds, and may not terminate or enter into new contracts of insurance or reinsurance without approval.

The primary impact on policyholders and their beneficiaries is the Order's requirement that RMIC may not pay more than fifty percent of any claims allowed under any policy of insurance it has issued. The remaining fifty percent is to be deferred and credited to a temporary statutory surplus account on the books of RMIC during an initial period not to exceed one year. Accordingly, all claim payments made on January 19, 2012 and thereafter are to be made at the rate of fifty percent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Old Republic International Corporation:

We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting under Item 9A of the 2011 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Republic International Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, Old Republic International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Chicago, Illinois
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Old Republic International Corporation:

In our opinion, the accompanying consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows for the year ended December 31, 2009 present fairly, in all material respects, the results of their operations and their cash flows of Old Republic International Corporation and its subsidiaries for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

The independent registered public accounting firms have advised that they audit the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board, as stated in their reports, included herein.

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

Changes in Internal Control

During the three month period ended December 31, 2011, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011. Their report is shown on page 94 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 23, 2011.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2011, regarding the senior officers of the Company:

Name	Age	Position
Charles S. Boone	58	Senior Vice President - Investments and Treasurer since August, 2001.

James A. Kellogg	60	Executive Vice Chairman since July, 2010 and President of Old Republic Insurance Company since October, 2002.

Spencer LeRoy, III	65	Senior Vice President, Secretary and General Counsel since 1992.

Karl W. Mueller	52	Senior Vice President and Chief Financial Officer since October, 2004.

Christopher S. Nard	48	President and Chief Operating Officer since July, 2010 and Chairman - Mortgage Guaranty since July 2010. President and Chief Executive Officer of Republic Mortgage Insurance Companies since May, 2005.

R. Scott Rager	63	Senior Vice President - General Insurance and President and Chief Operating Officer of Old Republic General Insurance Companies since July, 2006.

Rande K. Yeager	63	Senior Vice President - Title Insurance since March, 2003; Chairman and Chief Executive Officer of Old Republic Title Insurance Companies since July, 2010 and March, 2002, respectively.

Aldo C. Zucaro	72	Chairman of the Board, Chief Executive Officer, and Director since 1993, 1990 and 1976, respectively.
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

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 25, 2012. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2012 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under item 15. The Company has also posted the text of its code of ethics on its internet website at www.oldrepublic.com.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 25, 2012, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 25, 2012.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 25, 2012, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the "Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 25, 2012, which will be on file with the Commission.

PART IV

Item 15 - Exhibits

Documents filed as a part of this report:
1. Financial statements: See Item 8, Index to Financial Statements.
2. See exhibit index on page 113 of this report.
3. Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):    Old Republic International Corporation

By:	/s/ Aldo C. Zucaro	02/29/12
	Aldo C. Zucaro, Chairman of the Board,	Date
Chief Executive Officer and Director

By:	/s/ Karl W. Mueller	02/29/12
	Karl W. Mueller, Senior Vice President,	Date
Chief Financial Officer, and
Principal Accounting Officer

_____________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).

/s/ Harrington Bischof	/s/ Arnold L. Steiner
Harrington Bischof, Director*	Arnold L. Steiner, Director*
/s/ Jimmy A. Dew	/s/ Fredricka Taubitz
Jimmy A. Dew, Director*	Fredricka Taubitz, Director*
/s/ John M. Dixon	/s/ Charles F. Titterton
John M. Dixon, Director*	Charles F. Titterton, Director*
/s/ James C. Hellauer	/s/ Dennis P. Van Mieghem
James C. Hellauer, Director*	Dennis P. Van Mieghem, Director*
/s/ Leo E. Knight, Jr.	/s/ Steven Walker
Leo E. Knight, Jr., Director*	Steven Walker, Director*

* By /s/ Aldo C. Zucaro
Attorney-in-fact
Date: February 29, 2012

INDEX TO FINANCIAL STATEMENT SCHEDULES

Reports of Independent Registered Public Accounting Firms

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2011

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2011, 2010 and 2009

Schedule	IV -	Reinsurance for the years ended December 31, 2011, 2010 and 2009

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2011, 2010 and 2009

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, notes thereto, or elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of
Old Republic International Corporation:

Under date of February 29, 2012, we reported on the consolidated balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2011, as contained in the annual report on Form 10-K for the year 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of
Old Republic International Corporation:

Our audit of the consolidated financial statements referred to in our report dated February 26, 2010 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the applicable financial statement schedules listed in the accompanying index.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 26, 2010

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2011
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (1)	Fair Value	Amount at which shown in balance sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$950.1	$1,019.0	$1,019.0
States, municipalities and political subdivisions	597.1	620.5	620.5
Foreign government	153.8	163.0	163.0
Corporate, industrial and all other	6,183.5	6,590.5	6,590.5
	7,884.6	$8,393.2	8,393.2
Equity securities:
Non-redeemable preferred stocks	.6	$.7	.7
Common stocks:
Banks, trusts and insurance companies	27.9	223.8	223.8
Industrial, miscellaneous and all other	117.9	145.3	145.3
Indexed mutual funds	195.4	210.9	210.9
	341.9	$580.8	580.8
Short-term investments	1,476.2		1,476.2
Miscellaneous investments	35.3		35.3
Total	9,738.1		10,485.6
Other investments	9.8		9.8
Total Investments	$9,747.9		$10,495.5
__________

(1)
Represents original cost of equity securities, net of other-than-temporary impairment adjustments of $138.5, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2011	2010
Assets:
Bonds and notes	$20.5	$20.5
Short-term investments	114.9	96.3
Investments in, and indebtedness of related parties	4,645.0	4,426.1
Other assets	84.6	62.9
Total Assets	$4,865.1	$4,606.0

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$187.1	$110.2
Debt and debt equivalents	889.6	342.0
Indebtedness to affiliates and subsidiaries	15.7	32.2
Commitments and contingent liabilities
Total Liabilities	1,092.5	484.6

Common Shareholders' Equity:
Common stock	259.3	259.2
Additional paid-in capital	657.9	649.6
Retained earnings	2,472.4	2,791.4
Accumulated other comprehensive income (loss)	416.0	459.1
Unallocated ESSOP shares (at cost)	(33.2)	(38.0)
Total Common Shareholders' Equity	3,772.5	4,121.4
Total Liabilities and Common Shareholders' Equity	$4,865.1	$4,606.0

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Investment income from subsidiaries	$40.1	$35.7	$33.0
Real estate and other income	4.1	4.0	4.1
Other investment income	.6	.6	.9
Total revenues	44.9	40.4	38.1

Expenses:
Interest - subsidiaries	.6	.6	2.9
Interest - other	47.6	29.4	20.1
Real estate and other expenses	3.8	3.7	3.7
General expenses, taxes and fees	12.3	13.9	10.7
Total expenses	64.5	47.7	37.6
Revenues, net of expenses	(19.5)	(7.2)	.5

Federal income taxes (credits)	(7.2)	(2.6)	(.3)
Income (loss) before equity in earnings (losses) of subsidiaries	(12.2)	(4.5)	.8

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	177.1	181.1	181.5
Earnings (losses) in excess of dividends	(305.3)	(146.3)	(281.5)

Net Income (Loss)	$(140.5)	$30.1	$(99.1)

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(140.5)	$30.1	$(99.1)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	(.1)	—	.3
Income taxes - net	55.9	13.2	(5.0)
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	305.3	146.3	281.5
Accounts payable, accrued expenses and other	10.9	11.9	2.8
Total	231.5	201.6	180.4

Cash flows from investing activities:
Purchases of:
Fixed assets for company use	(4.3)	(5.3)	(2.3)
Net repayment (issuance) of
notes receivable with related parties	(564.4)	7.7	(188.2)
Net decrease (increase) in short-term investments	(18.6)	(37.9)	70.7
Total	(587.4)	(35.5)	(119.8)

Cash flows from financing activities:
Issuance of debentures and notes	537.0	—	306.7
Net issuance (repayment) of notes and loans to related parties	(1.5)	(1.4)	(205.9)
Issuance of common shares	1.2	3.2	1.4
Redemption of debentures and notes	(2.3)	(2.1)	(2.0)
Dividends on common shares	(178.4)	(166.1)	(160.0)
Other - net	(.1)	.2	(.8)
Total	355.8	(166.1)	(60.6)

Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
($ in Millions)

Note 1 - Summary of Significant Accounting Policies

Old Republic International Corporation's ("the Company" or "Old Republic") condensed financial statements are presented in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP") and should be read in conjunction with the consolidated financial statements and notes thereto of Old Republic International Corporation and Subsidiaries included in its Annual Report on Form 10-K.

Note 2 - Investments in Consolidated Subsidiaries

Old Republic International Corporation's investments in consolidated subsidiaries are reflected in the condensed financial statements in accordance with the equity method of accounting. Undistributed earnings in excess of dividends received are recorded as separate line items in the condensed statements of income.

Note 3 - Debt

In March, 2011, the Company terminated a $150.0 one year commercial paper credit facility.

The Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes in early March, 2011. The notes bear interest at a rate of 3.75% per year, mature on March 15, 2018, and are convertible at any time prior to maturity by the holder into 64.3407 shares (subject to periodic adjustment under certain circumstances) of common stock per one thousand dollar note.

A public offering of $316.25 aggregate principal amount of Convertible Senior Notes became effective in late April, 2009. The notes bear interest at a rate of 8.0% per year, mature on May 15, 2012, and are convertible at any time prior to maturity by the holder into 86.8056 shares (subject to periodic adjustment under certain circumstances) of common stock per one thousand dollar note.

In 2008, the Company secured a ten year $30.0 bank loan to enable its Employees Savings and Stock Ownership Plan ("ESSOP") to purchase Old Republic common stock. Principal amounts of $23.4 and $25.8 were outstanding as of December 31, 2011 and 2010, respectively. The average yield of the ESSOP bank loan was 3.73% and 3.77% at December 31, 2011 and 2010, respectively.

The Company's 3.75% and 8.0% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable.

On January 19, 2012, the North Carolina Department of Insurance ("NCDOI") issued an Order of Supervision ("Order") providing for its immediate administrative supervision of RMIC's run-off operations. Supervision is an administrative proceeding under North Carolina law. It gives the NCDOI more oversight and control with the objective of allowing the insurer to develop a corrective plan subject to the Department's approval. It is unlike receivership which involves rehabilitation or liquidation of a company pursuant to a formal, court-ordered proceeding. Receivership results in a company's assets and management passing to a receiver who is overseen by a court. Moreover, supervision, unlike receivership, does not constitute an event of default by RMIC or its parent holding company with regard to the Notes. The Order makes RMIC's statutory insolvency less likely. However, the Order could be amended or withdrawn by the NCDOI at any time or allowed to lapse after a year's time. There can be no assurance that the Order will save RMIC from becoming statutorily impaired at a later date and being placed in receivership by the NCDOI.

At December 31, 2011, the Company had sufficient liquid resources available to redeem the 8.0% Notes and a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2011, 2010 and 2009
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Losses, Claims and Settlement Expenses	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2011:
Insurance Underwriting:
General Insurance Group	$168.6	$3,906.1	$1,009.2	$96.9	$2,167.7
Mortgage Insurance Group	—	1,622.8	57.6	—	444.9
Title Insurance Group	—	332.0	—	6.1	1,007.9
Corporate & Other (1)	29.0	17.4	—	56.9	74.9
Reinsurance Recoverable (2)	—	2,908.1	201.9	33.0	—
Consolidated	$197.6	$8,786.6	$1,268.8	$193.1	$3,695.5

Year Ended December 31, 2010:
Insurance Underwriting:
General Insurance Group	$164.4	$3,928.1	$981.7	$93.4	$1,782.1
Mortgage Insurance Group	31.9	1,623.0	64.4	—	498.8
Title Insurance Group	—	298.0	—	6.4	863.0
Corporate & Other (1)	34.3	20.0	—	57.6	81.4
Reinsurance Recoverable (2)	—	2,945.3	186.2	34.8	—
Consolidated	$230.6	$8,814.6	$1,232.4	$192.4	$3,225.5

Year Ended December 31, 2009:
Insurance Underwriting:
General Insurance Group	$136.2	$3,334.3	$825.8	$84.5	$1,782.5
Mortgage Insurance Group	34.1	1,965.4	74.9	—	644.5
Title Insurance Group	—	277.1	—	5.7	611.0
Corporate & Other (1)	36.5	21.5	—	57.7	73.3
Reinsurance Recoverable (2)	—	2,316.5	137.4	37.2	—
Consolidated	$206.9	$7,915.0	$1,038.1	$185.2	$3,111.5
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries and a small life & health insurance operation.

(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.1 billion at December 31, 2011 and 2010, and $2.4 billion at December 31, 2009. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2011, 2010 and 2009
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2011:
Insurance Underwriting:
General Insurance Group	$270.5	$1,544.8	$298.9	$398.9	$2,220.7
Mortgage Insurance Group	59.2	1,057.1	50.1	76.9	438.0
Title Insurance Group	27.3	105.7	—	1,249.8	1,007.9
Corporate & Other (1)	7.4	38.5	22.7	38.2	75.1
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$364.6	$2,746.3	$371.8	$1,764.0	$3,742.0

Year Ended December 31, 2010:
Insurance Underwriting:
General Insurance Group	$260.1	$1,361.8	$264.8	$275.5	$1,697.1
Mortgage Insurance Group	84.9	766.2	31.1	51.9	488.4
Title Insurance Group	26.5	96.8	22.2	1,132.5	863.0
Corporate & Other (1)	7.3	40.3	—	31.5	81.3
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$379.0	$2,265.3	$318.1	$1,491.5	$3,129.9

Year Ended December 31, 2009:
Insurance Underwriting:
General Insurance Group	$258.9	$1,360.3	$257.9	$234.2	$1,720.4
Mortgage Insurance Group	92.0	1,134.1	35.4	62.9	630.0
Title Insurance Group	25.2	70.3	—	841.6	611.0
Corporate & Other (1)	7.2	34.1	20.2	25.8	72.9
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$383.5	$2,598.9	$313.6	$1,164.6	$3,034.4
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries and a small life & health insurance operation.

(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.1 billion at December 31, 2011 and 2010, and $2.4 billion at December 31, 2009. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2011, 2010 and 2009
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2011:
Life insurance in force	$10,201.4	$5,312.1	$—	$4,889.2	—%

Premium Revenues:
General Insurance	$2,774.5	$615.8	$8.9	$2,167.7	.4%
Mortgage Insurance	468.1	23.2	.1	444.9	—
Title Insurance	1,005.5	.1	2.5	1,007.9	.3
Life and Health Insurance:
Life insurance	25.7	10.4	—	15.2	—
Accident and health insurance	71.7	12.1	—	59.6	—
Total Life & Health Insurance	97.4	22.5	—	74.9	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$4,345.7	$661.7	$11.6	$3,695.5	.3%

Year Ended December 31, 2010:
Life insurance in force	$10,795.6	$5,594.4	$—	$5,201.1	—%

Premium Revenues:
General Insurance	$2,366.7	$595.3	$10.7	$1,782.1	.6%
Mortgage Insurance	529.5	30.6	(.1)	498.8	—
Title Insurance	861.4	.1	1.7	863.0	.2
Life and Health Insurance:
Life insurance	27.3	10.0	—	17.2	—
Accident and health insurance	79.5	15.4	—	64.1	—
Total Life & Health Insurance	106.9	25.4	—	81.4	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$3,864.6	$651.5	$12.4	$3,225.5	.4%

Year Ended December 31, 2009:
Life insurance in force	$11,302.6	$5,876.2	$—	$5,426.3	—%

Premium Revenues:
General Insurance	$2,432.1	$666.0	$16.3	$1,782.5	.9%
Mortgage Insurance	648.6	4.3	.2	644.5	—
Title Insurance	605.2	.1	5.9	611.0	1.0
Life and Health Insurance:
Life insurance	28.7	13.1	—	15.6	—
Accident and health insurance	74.6	16.8	—	57.7	—
Total Life & Health Insurance	103.4	30.0	—	73.3	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$3,789.5	$700.5	$22.5	$3,111.5	.7%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2011, 2010 and 2009
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2011:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.2	$—	$—	$—	$28.2
Deferred tax asset valuation
Allowance (1)	$13.5	$—	$—	$(1.3)	$12.2

Year Ended December 31, 2010:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.2	$—	$—	$—	$28.2
Deferred tax asset valuation
Allowance (1)	$—	$3.8	$9.6	$—	$13.5

Year Ended December 31, 2009:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.2	$—	$—	$—	$28.2
Deferred tax asset valuation
Allowance (1)	$54.0	$—	$—	$(54.0)	$—
__________

(1)
During 2009, a valuation allowance previously established against certain investment related deferred tax assets of $54.0 was eliminated due to an increase in the fair value of the Company's investment portfolio. A valuation allowance was established against deferred tax assets as of December 31, 2011 and 2010 related to certain NOL and tax credit carryforwards which the Company did not expect to realize. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all remaining deferred tax assets at year end 2011 will more likely than not be fully realized.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2011, 2010 and 2009
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (1)	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses (2)	Discount, If Any, Deducted in Column C	Unearned Premiums (2)

Year Ended December 31:
2011	$168.6	$3,906.1	$235.1	$1,009.2
2010	164.4	3,928.1	231.0	981.7
2009	136.2	3,334.3	143.9	825.8

Column A	Column F	Column G	Column H

		Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to
Affiliation With Registrant (1)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2011	$2,167.7	$270.5	$1,678.5	$(149.2)
2010	1,782.1	260.1	1,426.3	(76.6)
2009	1,782.5	258.9	1,409.2	(56.8)

Column A	Column I	Column J	Column K

Affiliation With Registrant (1)	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written

Year Ended December 31:
2011	$298.9	$1,551.2	$2,220.7
2010	264.8	1,399.0	1,697.1
2009	257.9	1,345.0	1,720.4
__________

(1)
Includes consolidated property-casualty entities. The amounts relating to the Company's unconsolidated property-casualty subsidiaries and the proportionate share of the registrant's and its subsidiaries' 50%-or-less owned property-casualty equity investees are immaterial and have, therefore, been omitted from this schedule.

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
Amended and Restated Rights Agreement dated as of November 19, 2007 between Old Republic International Corporation and Wells Fargo Bank, NA. (Exhibit 4.1 to Registrant's Form 8-A/A filed November 19, 2007).

	(B)	*	Agreement to furnish certain long-term debt instruments to the Securities & Exchange Commission upon request. (Exhibit 4(D) to Registrant's Form 8 dated August 28, 1987).

	(C)	*
Form of Indenture dated as of August 15, 1992 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee (refiled as Exhibit 4.1 to Registrant's Form 8-K filed April 22, 2009)

	(D)	*
Supplemental Indenture dated as of April 29, 2009 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant's Form 8-K filed April 29, 2009)

	(E)	*
Fourth Supplemental Indenture dated as of March 8, 2011 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registants Form 8-K filed March 8, 2011.)

(10)	Material contracts.

**	(A)	*	Amended and Restated Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant's Annual Report on Form 10-K for 2002).

**	(B)	*	Old Republic International Corporation 2005 Key Employees Performance Recognition Plan. (Exhibit 10(B) to Registrant's Annual Report on Form 10-K for 2006).

**	(C)	*	Amended and Restated 1992 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(B) to Registrant's Annual Report on Form 10-K for 2002).

**	(D)	*	Amended and Restated 2002 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(C) to Registrant's Annual Report on Form 10-K for 2005).

**	(E)	*	Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 99.1 to Form 8-K/A filed June 2, 2006).

**	(F)	*	Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2008).

**	(G)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

**	(H)	*	RMIC Corporation/Republic Mortgage Insurance Company Amended and Restated Key Employees Performance Recognition Plan. (Exhibit 10(I) to Registrant's Annual Report on Form 10-K for 2000).

**	(I)	*	RMIC/Republic Mortgage Insurance Company 2005 Key Employees Performance Recognition Plan. (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 2006).

**	(J)	*	Amended and Restated RMIC Corporation/Republic Mortgage Insurance Company Executives Excess Benefits Pension Plan. (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 2008).

**	(K)	*	Amended and Restated Old Republic Risk Management Key Employees Recognition Plan. (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 2002).

(Exhibit Index, Continued)

**	(L)	*	Old Republic Risk Management, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(M) to Registrant's Annual Report on Form 10-K for 2006).

**	(M)	*	Old Republic National Title Group Incentive Compensation Plan. (Exhibit 10(K) to Registrant's Annual Report on Form 10-K for 2003).

**	(N)	*	ORI Great West Holdings, Inc. Key Employees Performance Recognition Plan. (Exhibit 10(O) to Registrant's Annual Report on Form 10-K for 2006).

**	(O)	*	ORI Great West Holdings, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(P) to Registrant's Annual Report on Form 10-K for 2006).

(12)			Not applicable

(13)			Not applicable

(14)		*	Code of Ethics for the Principal Executive Officer and Senior Financial Officer. (Exhibit 99.1 to Registrant's Form 8-K filed May 19, 2009).

(21)			Subsidiaries of the registrant.

(23.1)			Consent of KPMG LLP.

(23.2)			Consent of PricewaterhouseCoopers LLP.

(24)			Powers of attorney.

(31.1)			Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)			Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)			Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)			Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(99.1)		*	Old Republic International Corporation Audit Committee Charter. (Exhibit 99.1 to Registrant's Form 8-K filed June 3, 2010).

(99.2)		*	Old Republic International Corporation Governance and Nominating Committee Charter. (Exhibit 99.3 to Registrant's Form 8-K filed June 3, 2010).

(99.3)		*	Old Republic International Corporation Compensation Committee Charter. (Exhibit 99.2 to Registrant's Form 8-K filed June 3, 2010).

(99.4)		*	Code of Business Conduct and Ethics. (Exhibit 99.2 to Registrant's Form 8-K filed May 19, 2009).

(99.5)		*	Corporate Governance Guidelines. (Exhibit 99.3 to Registrant's Form 8-K filed May 19, 2009).

*	Exhibit incorporated herein by reference.

**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.