Form 10-Q
period 2012-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2012-05-08
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: March 31, 2012 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding March 31, 2012
Common Stock / $1 par value	259,452,659

There are 46 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2012

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6 - 15

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	16 - 42

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	43

	CONTROLS AND PROCEDURES	43

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	44

	ITEM 1A - RISK FACTORS	44

	ITEM 6 - EXHIBITS	44

SIGNATURE		45

EXHIBIT INDEX		46

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $7,901.7 and $7,884.6)	$8,405.0	$8,393.2
Equity securities (at fair value) (adjusted cost: $341.4 and $341.9)	642.9	580.8
Short‑term investments (at fair value which approximates cost)	1,435.3	1,476.2
Miscellaneous investments	27.0	35.3
Total	10,510.4	10,485.6
Other investments	10.2	9.8
Total investments	10,520.6	10,495.5

Other Assets:
Cash	117.4	93.0
Securities and indebtedness of related parties	14.8	16.9
Accrued investment income	100.9	96.5
Accounts and notes receivable	1,105.3	1,039.0
Federal income tax recoverable: Current	77.5	73.5
Deferred	99.8	116.7
Prepaid federal income taxes	1.0	1.0
Reinsurance balances and funds held	218.5	210.0
Reinsurance recoverable: Paid losses	133.0	100.7
Policy and claim reserves	3,121.0	3,143.1
Deferred policy acquisition costs	190.1	197.6
Sundry assets	464.4	466.2
Total Other Assets	5,644.2	5,554.9
Total Assets	$16,164.8	$16,050.4

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$8,725.1	$8,786.6
Unearned premiums	1,332.1	1,268.8
Other policyholders' benefits and funds	285.0	193.1
Total policy liabilities and accruals	10,342.4	10,248.6
Commissions, expenses, fees, and taxes	458.9	457.3
Reinsurance balances and funds	415.9	380.5
Debt	910.1	912.8
Sundry liabilities	264.0	278.4
Commitments and contingent liabilities
Total Liabilities	12,391.5	12,277.8

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	259.4	259.3
Additional paid‑in capital	659.4	657.9
Retained earnings	2,427.6	2,472.4
Accumulated other comprehensive income (loss)	458.7	416.0
Unallocated ESSOP shares (at cost)	(31.9)	(33.2)
Total Common Shareholders' Equity	3,773.3	3,772.5
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$16,164.8	$16,050.4
________

(1)
At March 31, 2012 and December 31, 2011, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 259,452,659 and 259,328,278 were issued as of March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2012	2011
Revenues:
Net premiums earned	$943.6	$922.8
Title, escrow, and other fees	93.9	80.1
Total premiums and fees	1,037.5	1,003.0
Net investment income	85.8	91.5
Other income	31.6	28.5
Total operating revenues	1,155.1	1,123.0
Realized investment gains (losses):
From sales	2.9	6.4
From impairments	—	—
Total realized investment gains (losses)	2.9	6.4
Total revenues	1,158.0	1,129.5

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	613.4	636.6
Dividends to policyholders	3.0	3.5
Underwriting, acquisition, and other expenses	529.2	503.6
Interest and other charges	14.9	10.6
Total expenses	1,160.7	1,154.4
Income (loss) before income taxes (credits)	(2.6)	(24.9)

Income Taxes (Credits):
Current	.6	6.2
Deferred	(3.7)	(18.1)
Total	(3.1)	(11.9)

Net Income (Loss)	$.4	$(12.9)

Net Income (Loss) Per Share:
Basic	$—	$(.05)
Diluted	$—	$(.05)

Average shares outstanding: Basic	255,473,634	254,769,513
Diluted	255,779,449	254,769,513

Dividends Per Common Share:
Cash	$.1775	$.1750

Consolidated Statements of Comprehensive Income (Unaudited)

	Quarters Ended
	March 31,
	2012	2011
Net Income (Loss) As Reported	$.4	$(12.9)

Other comprehensive income (loss):
Post-tax net unrealized gains (losses) on securities	37.4	(22.9)
Net adjustment related to defined benefit plans, net of tax	1.7	1.0
Other adjustments	3.4	4.5
Net adjustments	42.6	(17.3)

Comprehensive Income (Loss)	$43.1	$(30.3)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$.4	$(12.9)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	7.8	(4.0)
Premiums and other receivables	(66.2)	(28.5)
Unpaid claims and related items	(13.6)	(54.5)
Unearned premiums and other policyholders' liabilities	129.1	19.1
Income taxes	(7.7)	(13.7)
Prepaid federal income taxes	—	39.4
Reinsurance balances and funds	(5.8)	(12.3)
Realized investment (gains) losses	(2.9)	(6.4)
Accounts payable, accrued expenses and other	8.1	22.0
Total	49.0	(52.1)

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	190.9	302.0
Sales	30.0	123.1
Sales of:
Equity securities	.5	—
Other - net	12.4	13.2
Purchases of:
Fixed maturity securities	(242.3)	(486.7)
Equity securities	(.4)	—
Other - net	(8.2)	(8.8)
Net decrease (increase) in short-term investments	41.0	(389.5)
Other‑net	(.4)	—
Total	23.4	(446.7)

Cash flows from financing activities:
Issuance of debentures and notes	—	537.1
Issuance of common shares	.3	.5
Redemption of debentures and notes	(2.6)	(3.5)
Dividends on common shares	(45.2)	(44.5)
Other‑net	(.5)	—
Total	(48.2)	489.6

Increase (decrease) in cash:	24.3	(9.1)
Cash, beginning of period	93.0	127.3
Cash, end of period	$117.4	$118.1

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$10.9	$2.6
Income taxes	$4.4	$1.3

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1. Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2011 Annual Report on Form 10-K incorporated herein by reference.

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. In October 2010, the FASB issued authoritative guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance was effective for the Company for the year beginning January 1, 2012 and could be applied prospectively or retrospectively. At year-end 2011, the Company disclosed its expectation to elect retrospective application of the guidance. The Company completed its evaluation of the new guidance during the first quarter 2012 and ultimately elected to adopt the new standard on a prospective basis. The prospective adoption of the guidance resulted in a pretax charge of approximately $10.5 for the first quarter 2012. In addition, the FASB issued guidance requiring additional disclosures over financial instruments disclosed, but not carried, at fair value in the financial statements. The disclosures relative to all these matters are included in the pertinent notes herein.

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

	Quarters Ended
	March 31,
	2012	2011
Numerator:
Net income (loss)	$.4	$(12.9)
Numerator for basic earnings per share -
income (loss) available to common stockholders	.4	(12.9)
Adjustment for interest expense incurred on
assumed conversions of convertible senior notes	—	—
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversions	$.4	$(12.9)

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	255,473,634	254,769,513
Effect of dilutive securities - stock based compensation awards	305,815	—
Effect of dilutive securities - convertible senior notes	—	—
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversions (a)	255,779,449	254,769,513
Earnings per share: Basic	$—	$(.05)
Diluted	$—	$(.05)

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	14,865,927	15,990,258
Convertible senior notes	62,937,281	36,814,753
Total	77,803,208	52,805,011
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of March 31, 2012 and December 31, 2011, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarters ended March 31, 2012 and 2011.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
March 31, 2012:
U.S. & Canadian Governments	$1,088.0	$69.9	$.4	$1,157.6
Tax-exempt	546.9	20.9	—	567.8
Corporate	6,266.6	417.8	4.9	6,679.5
	$7,901.7	$508.7	$5.4	$8,405.0
December 31, 2011:
U.S. & Canadian Governments	$1,104.0	$78.3	$.1	$1,182.1
Tax-exempt	597.1	23.4	—	620.5
Corporate	6,183.5	414.1	7.0	6,590.5
	$7,884.6	$515.9	$7.2	$8,393.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at March 31, 2012:
Due in one year or less	$1,031.2	$1,049.8
Due after one year through five years	3,293.5	3,492.7
Due after five years through ten years	3,301.8	3,579.0
Due after ten years	275.1	283.4
	$7,901.7	$8,405.0

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $138.5 at March 31, 2012 and December 31, 2011 follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
March 31, 2012	$341.4	$301.6	$.1	$642.9
December 31, 2011	$341.9	$243.5	$4.6	$580.8

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012:
Fixed Maturity Securities:
U.S. & Canadian Governments	$35.4	$.4	$—	$—	$35.4	$.4
Tax-exempt	.4	—	—	—	.4	—
Corporate	378.2	4.6	2.9	.2	381.1	4.9
Subtotal	414.0	5.1	2.9	.2	416.9	5.4
Equity Securities	7.9	.1	—	—	7.9	.1
Total	$421.9	$5.3	$2.9	$.3	$424.9	$5.6

December 31, 2011:
Fixed Maturity Securities:
U.S. & Canadian Governments	$35.5	$.1	$—	$—	$35.5	$.1
Tax-exempt	2.1	—	.6	—	2.7	—
Corporate	402.9	6.7	1.7	.2	404.7	7.0
Subtotal	440.6	7.0	2.3	.2	443.0	7.2
Equity Securities	98.4	4.5	—	—	98.5	4.6
Total	$539.1	$11.5	$2.4	$.3	$541.5	$11.9

At March 31, 2012, the Company held 116 fixed maturity and 3 equity securities in an unrealized loss position, representing 6.3% as to fixed maturities and 7.1% as to equity securities of the total number of such issues it held. At December 31, 2011, the Company held 131 fixed maturity and 6 equity securities in an unrealized loss position, representing 7.1% as to fixed maturities and 14.3% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 5 and 4 fixed maturity securities and 1 and 1 equity securities, had been in a continuous unrealized loss position for more than 12 months as of March 31, 2012 and December 31, 2011, respectively. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

Fair Value Measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. A fair value hierarchy is established that prioritizes the sources ("inputs") used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1); observable inputs based on corroboration with available market data (Level 2); and unobservable inputs based on uncorroborated market data or a reporting entity's own assumptions (Level 3). Following is a description of the valuation methodologies and general classification used for financial instruments measured at fair value.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, certain U.S. and Canadian government agency securities, and a restricted publicly traded common stock. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of March 31, 2012 and December 31, 2011.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

	Fair value measurements as of March 31, 2012:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$392.3	$765.2	$—	$1,157.6
Tax-exempt	—	567.8	—	567.8
Corporate	—	6,649.0	30.5	6,679.5
Equity securities	640.4	—	2.4	642.9
Short-term investments	$1,430.3	$—	$5.0	$1,435.3

	Fair value measurements as of December 31, 2011:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$389.8	$792.2	$—	$1,182.1
Tax-exempt	—	620.5	—	620.5
Corporate	—	6,560.0	30.5	6,590.5
Equity securities	579.0	—	1.8	580.8
Short-term investments	$1,471.1	$—	$5.0	$1,476.2

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2012.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At March 31, 2012, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

	Quarters Ended
	March 31,
	2012	2011
Investment income from:
Fixed maturity securities	$82.9	$89.1
Equity securities	2.5	2.4
Short-term investments	.6	.4
Other sources	1.0	1.1
Gross investment income	87.0	93.0
Investment expenses (a)	1.2	1.5
Net investment income	$85.8	$91.5

Realized gains (losses) on:
Fixed maturity securities:
Gains	$1.6	$7.5
Losses	—	(1.1)
Net	1.6	6.5

Equity securities & other long-term investments	1.3	—
Total	2.9	6.4
Income taxes (credits)(b)	1.0	2.2
Net realized gains (losses)	$1.8	$4.2
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$(4.5)	$(30.3)
Less: Deferred income taxes (credits)	(1.6)	(10.5)
Net changes in unrealized investment gains (losses)	$(2.9)	$(19.7)

Equity securities & other long-term investments	$62.0	$(5.1)
Less: Deferred income taxes (credits)	21.6	(1.8)
Net changes in unrealized investment gains (losses)	$40.4	$(3.2)
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.4 and $.3 for the quarters ended March 31, 2012 and 2011, respectively.

(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

4. Pension Plans:

As of March 31, 2012, the Company has four pension plans covering a portion of its work force. The four plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan), the Old Republic National Title Group Pension Plan (the Title Plan), and the PMA Capital Corporation Pension Plan (the PMA Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. With the exception of the PMA Plan, these plans have been closed to new participants since December 31, 2004. The PMA Plan was frozen as of December 31, 2005. Under the terms of the freeze, the plan is closed to new participants and eligible employees retained all of their rights under the plan that they had vested as of December 31, 2005 but do not accrue any additional benefits thereafter. Plan assets are comprised principally of bonds, common stocks and short-term investments. Cash contributions of $9.7 were made to the pension plans in the first quarter of 2012, and additional cash contributions of $19.8 are expected to be made in the remaining portion of calendar year 2012.

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

	Quarters Ended
	March 31,
	2012	2011
General Insurance:
Net premiums earned	$561.0	$532.3
Net investment income and other income	96.8	93.2
Total revenues before realized gains or losses	$657.9	$625.5
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$71.0	$68.5
Income tax expense (credits) on above	$22.6	$21.2

Mortgage Guaranty:
Net premiums earned	$103.2	$113.9
Net investment income and other income	16.9	17.2
Total revenues before realized gains or losses	$120.2	$131.2
Income (loss) before taxes (credits) and
realized investment gains or losses(a)	$(81.8)	$(101.1)
Income tax expense (credits) on above	$(28.6)	$(35.7)

Title Insurance:
Net premiums earned	$261.0	$252.6
Title, escrow and other fees	93.9	80.1
Sub-total	355.0	332.8
Net investment income and other income	7.2	7.1
Total revenues before realized gains or losses	$362.2	$339.9
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$9.4	$2.6
Income tax expense (credits) on above	$3.3	$.7

Consolidated Revenues:
Total revenues of above Company segments	$1,140.4	$1,096.8
Other sources (b)	37.1	40.4
Consolidated net realized investment gains (losses)	2.9	6.4
Consolidation elimination adjustments	(22.5)	(14.1)
Consolidated revenues	$1,158.0	$1,129.5

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(1.3)	$(30.0)
Other sources - net (b)	(4.2)	(1.3)
Consolidated net realized investment gains (losses)	2.9	6.4
Consolidated income (loss) before income taxes (credits)	$(2.6)	$(24.9)

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(2.5)	$(13.6)
Other sources - net (b)	(1.6)	(.6)
Income tax expense (credits) on
consolidated net realized investment gains (losses)	1.0	2.2
Consolidated income tax expense (credits)	$(3.1)	$(11.9)

	March 31,	December 31,
	2012	2011
Consolidated Assets:
General	$12,488.7	$12,384.3
Mortgage	2,025.2	2,027.6
Title	975.0	956.2
Other assets (b)	976.9	973.4
Consolidation elimination adjustments	(301.1)	(291.2)
Consolidated	$16,164.8	$16,050.4
__________

(a)	Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $6.9 and $5.4 for the quarters ended March 31, 2012 and 2011, respectively; Mortgage - $2.0 and $1.8 and for the quarters ended March 31, 2012 and 2011, respectively; and Title - $2.0 and $1.3 for the quarters ended March 31, 2012 and 2011, respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.

General Insurance results for 2012 reflect a pretax charge of approximately $10.5 related to previously deferred acquistion costs ("DAC"). The DAC charge stemmed from new accounting guidance issued by the FASB which became effective as of January 1, 2012.

On January 19, 2012, the North Carolina Department of Insurance ("NCDOI") issued a Summary Order ("Order") placing Republic Mortgage Insurance Company ("RMIC") under supervision. Among other considerations, the Order instructed RMIC to reduce the cash payment on all claims by 50 percent during an initial period not to exceed one year. The remaining 50 percent deferred payment obligation ("DPO") is to be included in RMIC's statutory capital and will be paid at a future date if and when necessary funds are available. As of March 31, 2012, the accumulated DPO balance of $92.7 was recorded as an other policyholders' benefit liability which resulted in a corresponding increase to operating cash flow.

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

On November 3, 2010, Bank of America, N.A. ("B of A") filed suit against Old Republic Insurance Company ("ORIC") in the U.S. District Court for the Western District of North Carolina (Bank of America, N.A. v. Old Republic Insurance Company) alleging breach of contract, breach of the duty of good faith and fair dealing, and bad faith with respect to ORIC's handling of certain claims under a policy of credit indemnity insurance issued to B of A. The policy is not related to those issued to Countrywide, which are the subject of the above-noted separate litigation. The B of A suit seeks a declaratory judgment with respect to the interpretation of certain policy terms, B of A's compliance with certain terms and conditions of the policy, and the propriety of certain positions and procedures taken by ORIC in response to claims filed by B of A. The suit also seeks money damages in excess of $320, pre-and post-judgment interest, and unspecified punitive damages. On January 23, 2012, ORIC filed a counterclaim seeking damages based on B of A's alleged interference with ORIC's subrogation rights.

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

On February 18, 2011, the Federal Deposit Insurance Corporation, as receiver of AmTrust Bank, filed a suit against Old Republic Insurance Company ("ORIC") in the U.S. District Court for the Northern District of Ohio arising out of ORIC's termination of a credit indemnity policy issued to insure home equity loans made or held by AmTrust. The suit (Federal Deposit Insurance Corporation v. Old Republic Insurance Company) alleges breach of contract and seeks a declaratory judgment that ORIC's attempted termination and/or cancellation of the policy did not terminate coverage of the insured loans and that ORIC remains obligated to provide coverage for such loans under the policy. The suit seeks damages in excess of $46, declaratory relief, pre-and post-judgment interest, attorneys' fees and costs. The suit was settled on April 27, 2012 in return for a complete termination of the policy in question. The Company's obligations under this settlement were considered during its periodic loss reserving process.

Seven purported class action suits alleging RESPA violations have been filed in the Federal District Courts for the Central District of California, two in the Eastern District of Pennsylvania, two in the Western District of Pennsylvania, and two in the Eastern District of California, between December 9, 2011 and April 6, 2012. The suits target J.P. Morgan Chase Bank, N.A., the PNC Financial Services Group, Inc. as successor to National City Bank, N.A., Citibank, N.A., Wachovia Bank, N.A., HSBC Bank USA, N.A., Bank of America, and Fifth Third Bank, respectively, each of their wholly-owned captive insurance subsidiaries and a number of the mortgage guaranty insurance companies, including RMIC. (Samp, Komarchuk, Whitaker v. J.P. Morgan Chase Bank, N.A., et al.; White, Hightower v. The PNC Financial Services Group, Inc., et al.; Menichino v. Citibank, N.A., et al.; Ranjha v. Wachovia Bank, N.A., et al.; McCarn v. HSBC Bank USA, N.A., et al.; Riddle v. Bank of America, et al.; and Manners v. Fifth Third Bank, et al.) The lawsuits, filed by the same law firms in each case, are substantially identical in alleging that the mortgage guaranty insurers had reinsurance arrangements with the defendant banks' captive insurance subsidiaries under which payments were made in violation of the anti-kickback and fee splitting prohibitions of Sections 8(a) and 8(b) of RESPA. Each of the suits seeks unspecified damages, costs, fees and the return of the allegedly improper payments. A class has not been certified in any of the suits, and on March 14, 2012, the suit against Wachovia Bank and the mortgage insurers was voluntarily dismissed without prejudice by the plaintiffs.

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

Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. The Company and its subsidiaries have defended and intend to continue defending vigorously against each of the aforementioned actions. The Company does not believe it probable that any of these actions will have a material adverse effect on its consolidated financial position, results of operations, or cash flows, though there can be no assurance in those regards. Nor is the Company able to make a reasonable estimate or range of estimates of any potential liability under these lawsuits, the counterclaim, and the arbitration, all of which seek unquantified damages, attorneys' fees, and expenses. It is also unclear what effect, if any, the run-off operations of RMIC and depletion of its capital will have in the actions against it.

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$533.5	$550.0	$489.5
8.0% Convertible Senior Notes due 2012	316.2	320.7	316.2	320.9
ESSOP debt with an average yield of 3.77%
and 3.73%, respectively	20.8	20.8	23.4	23.4
Junior subordinated debt due 2037 with an average
yield of 8.29%	20.0	20.0	20.0	20.0
Other miscellaneous debt	3.0	3.0	3.1	3.1
Total debt	$910.1	$898.2	$912.8	$857.0

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

The Company's 3.75% and 8.0% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable.

As previously noted, RMIC is operating under the supervision of the NCDOI pursuant to the Order. Supervision is an administrative proceeding under North Carolina law. It gives the NCDOI more oversight and control with the objective of allowing the insurer to develop a corrective plan subject to the Department's approval. It is unlike receivership which involves rehabilitation or liquidation of a company pursuant to a formal, court-ordered proceeding. Receivership results in a company's assets and management passing to a receiver who is overseen by a court. Moreover, supervision, unlike receivership, does not constitute an event of default by RMIC or its parent holding company with regard to the Notes. Management believes the Order makes RMIC's statutory insolvency less likely. However, the Order could be amended or withdrawn by the NCDOI at any time or allowed to lapse after a year's time. There is therefore no assurance that the Order will preclude RMIC from becoming statutorily impaired at a later date and being placed in receivership by the

NCDOI.

At March 31, 2012, the Company had sufficient liquid resources available to redeem the 8.0% Notes and a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt securities that are classified within Level 2 of the fair value hierarchy as presented below. The Company uses an internally generated interest yield market matrix table, which incorporates maturity, coupon rate, credit quality, structure and current market conditions to estimate the fair value of its outstanding debt securities that are classified within Level 3.

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
March 31, 2012	$910.1	$898.2	$—	$854.2	$43.9
December 31, 2011	$912.8	$857.0	$—	$810.4	$46.6

8. Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service ("IRS") could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The IRS is currently examining the Company's 2008 consolidated Federal income tax return, along with the Company's amended returns for the years 2005 through 2007 relative to a claim for recovery of taxes previously paid. The Company's consolidated 2006 Federal income tax return has been examined and no significant adjustments have been identified. The Company classifies interest and penalties as income tax expense in the consolidated statement of income.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANAYLSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2012 and 2011
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 1.7% of consolidated operating revenues for the quarter ended March 31, 2012 and 1.5% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements are recent disclosure requirements pertaining to uncertainties affecting income tax provisions, methodologies for establishing the fair value of financial instruments and recording of other-than-temporary impairments of securities, possible consolidation of variable interest entities, and composition of plan assets held by the Company's defined benefit plans. More recently, the FASB also issued new guidance relative to the calculation of deferred acquisition costs incurred by insurance entities. The requisite disclosures and explanations for these matters are covered in the pertinent sections of this Management Analysis and/or footnotes to the Company's consolidated financial statements regularly included in its quarterly and annual reports to the SEC on Forms 10-Q and/or 10-K, respectively.

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic's 2011 Annual Report on Form 10-K.

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

EXECUTIVE SUMMARY

Consolidated first quarter operating results were at near break-even compared with last year's loss-burdened first and fourth quarters. 2012's first quarter reflected greater earnings contributions by Old Republic's general and title insurance groups, and lower operating losses from the mortgage guaranty line. Consolidated net investment income was down as market yields on investment and re-investment of funds remained at very low levels.

Consolidated Results - The major components of Old Republic's consolidated results and other data for the periods reported upon are shown below.

	Quarters Ended March 31,
	2012	2011
Operating revenues:
General insurance	$657.9	$625.5
Mortgage guaranty	120.2	131.2
Title insurance	362.2	339.9
Corporate and other	14.6	26.2
Total	$1,155.1	$1,123.0
Pretax operating income (loss):
General insurance	$71.0	$68.5
Mortgage guaranty	(81.8)	(101.1)
Title insurance	9.4	2.6
Corporate and other	(4.2)	(1.3)
Sub-total	(5.6)	(31.4)
Realized investment gains (losses):
From sales	2.9	6.4
From impairments	—	—
Net realized investment gains (losses)	2.9	6.4
Consolidated pretax income (loss)	(2.6)	(24.9)
Income taxes (credits)	(3.1)	(11.9)
Net income (loss)	$0.4	$(12.9)

Consolidated underwriting ratio:
Benefits and claim ratio	59.4%	63.8%
Expense ratio	47.6	47.0
Composite ratio	107.0%	110.8%

Diluted earnings per share:
Net operating income (loss)	$(0.01)	$(0.07)
Net realized investment gains (losses)	0.01	0.02
Net income (loss)	$—	$(0.05)

Cash dividends paid per share	$0.1775	$0.1750

Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.19	$0.19
Mortgage guaranty	(0.21)	(0.26)
Title insurance	0.02	0.01
Corporate and other	(0.01)	(0.01)
Subtotal	(0.01)	(0.07)
Net realized investment gains (losses)	0.01	0.02
Net income (loss)	$—	$(0.05)

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

The preceding tables show both operating and net income or loss to highlight the effects of realized investment gain or loss recognition on period-to-period comparisons. The composition of realized gains or losses follows:

	Quarters Ended
	March 31,
	2012	2011
Realized gains (losses) from sales of
previously impaired securities:
Actual tax basis (loss) on sales	$—	$—
Accounting adjustment for impairment
charges taken in prior periods	—	0.4
Net amount included herein	—	0.4
Net realized gains from sales of all other securities	2.9	6.0
Net gain (loss) from actual sales	2.9	6.4
Net realized losses from impairments	—	—
Net realized investment gains (losses) reported herein	$2.9	$6.4

General Insurance Results - Operating earnings in the year's first quarter benefited from moderately better underwriting results. Key indicators of quarter-over-quarter performance are shown in this next table:

	General Insurance Group
	Quarters Ended March 31,
	2012	2011	Change
Net premiums earned	$561.0	$532.3	5.4%
Net investment income	66.6	66.4	0.4
Benefits and claim costs	400.2	389.7	2.7
Pretax operating income (loss)	$71.0	$68.5	3.6%

Claim ratio	71.3%	73.2%
Expense ratio	26.1	24.9
Composite ratio	97.4%	98.1%

Favorable premium trends in workers' compensation and liability insurance lines in Old Republic's construction, trucking, and large account risk management business were most responsible for first quarter 2012 premium growth of 5.4 percent. Key underlying factors in this outcome were the moderate rate improvements obtained in the past fifteen months or so, and the hesitant but nonetheless strengthening pace of U.S. economic activity.

As the above table shows, this year's first quarter composite underwriting ratio of 97.4 percent was in line with the 98.1 percent and 96.9 percent posted in the first quarter and full year 2011, respectively. The latest quarter's results were enhanced by the better performance of the run-off consumer credit indemnity ("CCI") line, but diminished by a charge related to previously deferred policy acquisition costs ("DAC"). CCI underwriting losses impacted the overall composite ratio by 1.7 and 4.1 percentage points in the initial quarters of 2012 and 2011, respectively; for all of 2011 the impact amounted to 2.5 percentage points. The DAC charge stemmed from new accounting guidance issued by the Financial Accounting Standards Board which became effective on January 1, 2012. The prospective adoption of this guidance beginning in this year's first quarter added approximately $10.5 to sales and operating expenses with a consequent increase of 1.9 percentage points in the composite underwriting ratio. The combined effects of CCI results and the DAC adjustment on the above summary table were as follows:

			Year Ended
	Quarters Ended March 31,		December 31,
	2012	2011	2011
Net premiums earned:
As reported	$561.0	$532.3	$2,167.7
Excluding CCI premiums	$548.9	$511.4	$2,109.4

Composite underwriting ratio:
As reported	97.4%	98.1%	96.9%
Excluding CCI results and the DAC adjustment(*)	93.8%	94.0%	94.4%
__________

(*)	The DAC adjustment is expected to affect general insurance operations in varying degrees for each quarterly period of 2012 as premiums are earned.

In mid-March 2012 Old Republic announced that the CCI division would be combined with its mortgage guaranty segment. The combination will most likely be completed in this year's second quarter.

Mortgage Guaranty Results - Operating performance in this year's first quarter reflected lower claim cost ratios when compared with those registered in the same period of 2011 and all of last year. Key indicators of this segment's performance are shown in this next table:

	Mortgage Guaranty Group
	Quarters Ended March 31,
	2012	2011	Change
Net premiums earned	$103.2	$113.9	(9.4)%
Net investment income	10.3	16.6	(37.9)
Claim costs	179.3	212.7	(15.7)
Pretax operating income (loss)	$(81.8)	$(101.1)	19.1%

Claim ratio	173.6%	186.7%
Expense ratio	13.6	15.1
Composite ratio	187.2%	201.8%

Mortgage guaranty earned premiums for 2012 continued to decline. The 9.4 percent quarter-over-quarter reduction in the top line was mostly due to the gradual depletion of a book of business in run-off operating mode, and to premium refunds from claim rescission activity. Last year's first quarter earned premiums reflected a decline of 16.4 percent even though the Company was still actively engaged in new business production, albeit at a much reduced level than existed during pre-recessionary years.

Net investment income declined due to a lower invested asset base driven by the aggregate effects of lower premium volume and claim disbursements, together with the low yield environment affecting the investment portfolio.

Claim costs for this year's first quarter were 15.7 percent lower year-over-year as the continued downward trend in newly reported cases, relatively stable cure rates, and lower paid claims, more than offset on-going declines in claim rescission and denial activity. The group's claim ratio improved moderately to 173.6 percent in comparison to 186.7 percent posted in 2011's initial quarter. The following table shows the composition of incurred claim costs:

	Mortgage Guaranty Group
	Quarters Ended
	March 31,
	2012	2011
Components of incurred claim ratio as a
percent of earned premiums:
Paid claims:
Excluding captive and pool transactions	222.5%	253.0%
Captive and pool transactions	—	(0.3)
Paid claim ratio	222.5	252.7
Claim reserve provisions:
Excluding captive and pool transactions	(48.9)	(66.1)
Captive and pool transactions	—	0.1
Claim reserve provision ratio	(48.9)	(66.0)
Incurred claim ratio: as reported	173.6%	186.7%

As reported in earlier periods, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC"), had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a consequence, underwriting of new policies ceased and the existing book of business was placed in run-off operating mode. Afterwards, on January 19, 2012, RMIC received a Summary Order ("Order") from the North Carolina Department of Insurance placing the Company under supervision. Among other considerations, the Order instructed RMIC to reduce the cash payment on all claims by 50 percent during an initial period not to exceed one year. The remaining 50 percent deferred payment obligation ("DPO") is to be included in RMIC's statutory capital and will be paid at a future date if and when necessary funds are available.

The Company utilizes a proprietary standard model to forecast and evaluate the potential long-term performance of its book of business. Of necessity, the model takes into account actual premium and claim experience of prior periods, as well as a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and future role of Fannie Mae and Freddie Mac.

These matters notwithstanding, the Company's standard model of forecasted results extending through 2020 continues to reflect ultimate profitability for the book of business. While the establishment of a premium deficiency reserve is therefore unwarranted, the model nonetheless contemplates that results for years 2012-2013 will more likely than not reflect an operating loss far in excess of RMIC's statutory capital balance. As long as the Order remains in place, the claim cost attenuation enabled by the DPO treatment should mitigate or nullify the adverse effect of accentuated claim costs on the statutory capital balance.

As already noted, in March of this year Old Republic announced that it was combining its CCI division with its Mortgage Guaranty ("MI") segment. The two operations offer similar insurance coverages, share the same senior management leadership, and have been operating in run-off mode since 2008 and August 2011, respectively. Concurrent with this action, the Old Republic Mortgage Guaranty Group ("ORMGG") was re-named as the Republic Financial Indemnity Group, Inc. ("RFIG"). RFIG will include a credit indemnity insurer, three existing mortgage insurers, and four related services entities, all of which will be separately held.

The recessionary conditions in U.S. housing finance that first emerged in 2007 have erased the long-term profitability of the MI and CCI insurance coverages and led to substantial losses. As a result, capital funds identified with these lines at year-end 2006 have been fully depleted. While Old Republic maintains a long-term strategic interest in these lines, it has stopped additional capital funding for them since they no longer meet its enterprise risk management disciplines and business diversification objectives. Accordingly, the run-off will devolve within constraints of Old Republic's currently committed capital resources to RFIG. As of March 31, 2012 the total statutory capital, inclusive of accumulated DPO balances of $92.7, for the segment's three mortgage insurance subsidiaries was approximately $165.5. As of the same date, the segment's GAAP capitalization amounted to $160.3, and consisted of long term debt of $180.0 due to the ORI parent company, and a common equity account deficit of ($19.7).

In consideration of all these factors and circumstances, Old Republic's management and board of directors have concluded that a necessary future recapitalization of the combined businesses can best be effected by separating these operations from the ORI holding company. Combining the MI and CCI lines, while maintaining their separateness within RFIG, provides the corporate structure to achieve this objective in the near term.

Title Insurance Results - Old Republic's title insurance business reflected further positive operating momentum during this year's first three months. Key performance indicators are shown below:

	Title Insurance Group
	Quarters Ended March 31,
	2012	2011	Change
Net premiums and fees earned	$355.0	$332.8	6.7%
Net investment income	6.7	6.6	1.7
Claim costs	25.6	26.0	(1.3)
Pretax operating income (loss)	$9.4	$2.6	260.0%

Claim ratio	7.2%	7.8%
Expense ratio	91.5	93.0
Composite ratio	98.7%	100.8%

Growth in premiums and fees benefitted from a combination of factors. Key among these have been market share gains emanating from title industry dislocations and consolidation during the past three years or so, and greater levels of refinancing activity in more recent times. The first quarter 2012 claim ratio was lower in relation to 2011 as claim frequency and severity abated somewhat. Year-over-year expense ratio comparisons benefitted from continued rationalization of the expense structure.

Corporate and Other Operations - The combination of a small life and health insurance business and the net costs associated with the parent holding company and its internal services subsidiaries produced losses for both 2012 and 2011 quarterly periods. Variations in the results posted by these relatively minor elements of Old Republic's operations usually stem from volatility inherent to the small scale of the life and health business, fluctuations in the costs of external debt, and net interest expenses on intra-system financing arrangements. The combination of these results is shown in the following table:

	Corporate and Other Operations
	Quarters Ended March 31,
	2012	2011	Change
Life & health premiums earned	$18.2	$23.8	(23.5)%
Net investment income	2.0	1.7	17.2
Other income	(5.7)	0.6	N/M
Benefits and claim costs	11.3	11.6	(3.3)
Insurance expenses	8.0	12.6	(36.2)
Corporate and other expenses-net	(0.4)	3.2	(115.0)
Pretax operating income (loss)	$(4.2)	$(1.3)	(206.9)%
N/M: Not meaningful

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic's consolidated cash and invested assets as well as shareholders' equity account at the dates shown:

					% Change
		March 31,	Dec. 31,	March 31,	March '12/	March '12/
		2012	2011	2011	Dec '11	March '11
Cash and invested assets:	Fair value basis	$10,739.0	$10,685.2	$10,891.4	0.5%	(1.4)%
	Original cost basis	$10,078.1	$10,081.8	$10,450.3	—%	(3.6)%

Shareholders' equity:	Total	$3,773.3	$3,772.5	$4,050.1	—%	(6.8)%
	Per common share	$14.74	$14.76	$15.87	(0.1)%	(7.1)%

Composition of shareholders' equity per share:
Equity before items below		$12.95	$13.13	$14.14	(1.4)%	(8.4)%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		1.79	1.63	1.73
Total		$14.74	$14.76	$15.87	(0.1)%	(7.1)%

Consolidated cash flow from operating activities was positive at $49.0 for this year's first quarter whereas a deficit of $52.1 was posted for the same period of 2011. Most of this year's cash flow emanated from general insurance group operations. Last year's deficit was driven by negative mortgage guaranty operating cash flows.

The consolidated investment portfolio reflects a current allocation of approximately 80 percent to fixed-maturity securities and 6 percent to equities. As has been the case for many years, Old Republic's invested assets are managed in consideration of enterprise-wide risk management objectives. These are intended to assure solid funding of its insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of capital accounts.

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

As the next table shows, substantially all changes in the shareholders' equity account reflect the Company's net income or loss, dividend payments to shareholders, and any changes in the value of invested assets.

	Shareholders' Equity Per Share
	Quarters Ended March 31,
	2012	2011
Beginning balance	$14.76	$16.16
Changes in shareholders' equity:
Net operating income (loss)	(0.01)	(0.07)
Net realized investment gains (losses):
From sales	0.01	0.02
From impairments	—	—
Subtotal	0.01	0.02
Net unrealized investment gains (losses)	0.15	(0.09)
Total realized and unrealized investment gains (losses)	0.16	(0.07)
Cash dividends	(0.18)	(0.17)
Stock issuance, foreign exchange, and other transactions	0.01	0.02
Net change	(0.02)	(0.29)
Ending balance	$14.74	$15.87

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity and equity investments; b) the valuation of deferred income tax assets; c) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; d) the recoverability of reinsured paid and/or outstanding losses; and e) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company's 2011 Annual Report on Form 10-K.

In recent years, the Financial Accounting Standards Board ("FASB") has issued various releases requiring additional financial statement disclosures, and to provide guidance relative to the application of such releases. Of particular relevance to the Company's financial statements are recent disclosure requirements pertaining to uncertainties affecting income tax provisions, methodologies for establishing the fair value of financial instruments and recording of other-than-temporary impairments of securities, possible consolidation of variable interest entities, and composition of plan assets held by the Company's defined benefit plans. The requisite disclosures and explanations of these matters have been included in the footnotes to the Company's financial statements. More recently, the FASB also issued new guidance relative to the calculation of deferral of acquisition costs incurred by insurance entities. These matters are discussed further in Note 1 of the Notes to Consolidated Financial Statements.

FINANCIAL POSITION

The Company's financial position at March 31, 2012 reflected increases in assets and liabilities of .7% and .9%, respectively, and a nominal increase in common shareholders' equity when compared to the immediately preceding year-end. Cash and invested assets represented 66.4% and 66.6% of consolidated assets as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the cash and invested asset base rose by .5% to $10,739.0.

Investments - During the first quarter of 2012 and 2011, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities. At both March 31, 2012 and 2011, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. The Company does not have any exposure to European sovereign debt instruments. At March 31, 2012, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2012. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	March 31,	December 31,
	2012	2011
Aaa	14.9%	15.2%
Aa	13.5	14.1
A	35.8	36.5
Baa	34.8	33.3
Total investment grade	99.0	99.1
All other (b)	1.0	.9
Total	100.0%	100.0%
__________

(a)
Credit quality ratings used are those assigned primarily by Moody's for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor's ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody's ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	March 31, 2012
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Services	$1.9		$.3
Industrial	9.6		—
Basic Industry	2.0		—
Total	$13.6	(c)	$.4
__________

(c)	Represents .2% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	March 31, 2012
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Telecommunications	$16.5		$.7
Utilities	62.4		.7
Basic Industry	37.1		.4
Energy	49.9		.3
Other (includes 16 industry groups)	242.8		2.6
Total	$408.8	(d)	$5.0
__________

(d)	Represents 5.2% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	March 31, 2012
	Adjusted Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Utilities	$8.0		$.1
Insurance	—		—
Total	$8.1	(e)	$.1	(f)
__________

(e)	Represents 2.4% of the total equity securities portfolio.

(f)	Represents .1% of the cost of the total equity securities portfolio, while gross unrealized gains represent 88.3% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	March 31, 2012
	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$6.1	$—	$—	$—
Due after one year through five years	80.2	9.6	.5	—
Due after five years through ten years	268.3	2.0	2.8	—
Due after ten years	67.6	1.9	2.1	.3
Total	$422.4	$13.6	$5.4	$.4

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	March 31, 2012
	Amount of Gross Unrealized Losses
	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$4.4	$—	$—	$4.4
Seven to twelve months	.6	—	—	.6
More than twelve months	—	.2	—	.2
Total	$5.1	$.2	$—	$5.4
Equity Securities:
One to six months	$.1	$—	$—	$.1
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	$.1	$—	$—	$.1

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	107	—	—	107
Seven to twelve months	4	—	—	4
More than twelve months	4	1	—	5
Total	115	1	—	116	(g)
Equity Securities:
One to six months	2	—	—	2
Seven to twelve months	—	—	—	—
More than twelve months	—	—	1	1
Total	2	—	1	3	(g)
__________

(g)	At March 31, 2012 the number of issues in an unrealized loss position represent 6.3% as to fixed maturities, and 7.1% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (March 31, 2012 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2012	2011
Maturity Ranges:
Due in one year or less	13.1%	12.0%
Due after one year through five years	41.7	42.4
Due after five years through ten years	41.8	42.1
Due after ten years through fifteen years	1.6	1.6
Due after fifteen years	1.8	1.9
Total	100.0%	100.0%

Average Maturity in Years	5.0	5.0
Duration (h)	4.2	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.2 as of March 31, 2012 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.2%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2012	2011
Fixed Maturity Securities:
Amortized cost	$7,901.7	$7,884.6
Estimated fair value	8,405.0	8,393.2
Gross unrealized gains	508.7	515.9
Gross unrealized losses	(5.4)	(7.2)
Net unrealized gains (losses)	$503.3	$508.6

Equity Securities:
Original cost	$480.0	$480.5
Adjusted cost(*)	341.4	341.9
Estimated fair value	642.9	580.8
Gross unrealized gains	301.6	243.5
Gross unrealized losses	(.1)	(4.6)
Net unrealized gains (losses)	$301.4	$238.9
__________

(*) net of OTTI adjustments

Other Assets - Among other major assets, substantially all of the Company's receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated amounts unrecoverable. Deferred policy acquisition costs are estimated by taking into account the direct costs relating to the successful acquisition of new or renewal insurance contacts and evaluating their recoverability on the basis of recent trends in claims costs. Deferred policy acquisition costs do not represent significant percentages of assets or shareholders' equity.

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $361.4 in dividends from its subsidiaries in 2012 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At March 31, 2012, the Company's consolidated debt to equity ratio was 24.1%, a level it currently does not expect to exceed for the immediate future.

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

On January 19, 2012, the North Carolina Department of Insurance ("NCDOI") issued a Summary Order placing RMIC under supervision. Supervision is an administrative proceeding under North Carolina law. It gives the NCDOI more oversight and control with the objective of allowing the insurer to develop a corrective plan subject to the Department's approval. It is unlike receivership which involves rehabilitation or liquidation of a company pursuant to a formal, court-ordered proceeding. Receivership results in a company's assets and management passing to a receiver who is overseen by a court. Moreover, supervision, unlike receivership, does not constitute an event of default by RMIC or its parent holding company with regard to the Notes. Management believes the Order makes RMIC's statutory insolvency less likely. However, the Order could be amended or withdrawn by the NCDOI at any time or allowed to lapse after a year's time. There is therefore no assurance that the Order will preclude RMIC from becoming statutorily impaired at a later date and being placed in receivership by the NCDOI.

At March 31, 2012, the Company had sufficient liquid resources available to redeem the 8.0% Notes that mature May 15, 2012 and a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

Capitalization - Old Republic's total capitalization of $4,683.5 at March 31, 2012 consisted of debt of $910.1 and common shareholders' equity of $3,773.3. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended, changes in the fair value of invested assets and dividend payments.

Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 31 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual segments.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. As noted in prior periods' reports, the Company's flagship mortgage guaranty insurance carrier had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a result, the Company's mortgage insurance subsidiaries discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business.

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

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the Mortgage Guaranty Group's Risk Factors for premium income and long-term claim exposures in the Company's 2011 Annual Report of Form 10-K under Item 1A - Risk Factors, revenue recognition for insured loans is not appropriately or necessarily matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 33% of 2012 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 67% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Mortgage	Title	Other	Total	% Change from prior period
Years Ended December 31:
2009	$1,782.5	$644.5	$888.4	$73.3	$3,388.9	2.1%
2010	1,782.1	498.8	1,211.0	81.4	3,573.5	5.4
2011	2,167.7	444.9	1,362.4	74.9	4,050.1	13.3
Quarters Ended March 31:
2011	532.3	113.9	332.8	23.8	1,003.0	21.1
2012	$561.0	$103.2	$355.0	$18.2	$1,037.5	3.4%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2009	21.7%	36.6%	13.5%	9.5%	8.0%	10.7%
2010	25.2	38.0	11.2	8.9	6.4	10.3
2011	37.3	32.7	7.5	7.6	5.8	9.1
Quarters Ended March 31:
2011	37.0	32.4	9.0	7.5	5.8	8.3
2012	39.0%	32.7%	6.6%	7.5%	6.0%	8.2%

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

	Net CCI Earned Premiums
	Amount	% of General Insurance Group	Risk in Force
Years Ended December 31:
2009	$121.4	6.8%	$2,004.8
2010	87.9	4.9	1,518.6
2011	58.3	2.7	1,263.1
Quarters Ended March 31:
2011	20.8	3.9	1,427.4
2012	$12.0	2.2%	$1,225.8

The following tables provide information on production and related risk exposure trends for Old Republic's Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
New Insurance Written:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2009	$7,899.2	$—	$.5	$7,899.8
2010	3,990.2	—	—	3,990.2
2011	2,099.8	—	—	2,099.8
Quarters Ended March 31:
2011	688.2	—	—	688.2
2012	$1.6	$—	$—	$1.6

New Risk Written by Type:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2009	$1,681.7	$—	$—	$1,681.7
2010	930.0	—	—	930.0
2011	511.0	—	—	511.0
Quarters Ended March 31:
2011	160.2	—	—	160.2
2012	$.4	$—	$—	$.4

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2009	$648.6	$644.5	82.8%	88.3%
2010	529.5	498.8	82.1	88.0
2011	468.1	444.9	83.2	85.3
Quarters Ended March 31:
2011	120.0	113.9	81.6	86.3
2012	$108.2	$103.2	82.8%	86.1%

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.5% of total net risk in force as of March 31, 2012, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2009	$18,727.9	$1,776.7	$297.2	$20,801.9
2010	16,557.4	1,187.0	256.1	18,000.6
2011	14,476.9	1,017.7	176.3	15,671.0
As of March 31:
2011	16,058.7	1,149.5	248.6	17,457.0
2012	$13,862.0	$976.9	$172.6	$15,011.6

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2009	6.5%	28.8%	63.1%	1.6%
2010	6.4	27.5	64.7	1.4
2011	6.2	26.8	65.7	1.3
As of March 31:
2011	6.3	27.3	65.0	1.4
2012	6.3%	26.9%	65.6%	1.2%

Bulk(a):
As of December 31:
2009	17.6%	33.1%	49.2%	.1%
2010	23.2	32.1	44.6	.1
2011	24.0	32.2	43.7	.1
As of March 31:
2011	23.5	32.1	44.3	.1
2012	24.1%	32.3%	43.5%	.1%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2009	5.4%	36.9%	31.2%	26.5%
2010	5.3	37.0	31.9	25.8
2011	5.1	36.2	32.9	25.8
As of March 31:
2011	5.2	36.9	32.1	25.8
2012	5.0%	35.9%	32.9%	26.2%

Bulk(a):
As of December 31:
2009	65.9%	18.4%	7.8%	7.9%
2010	57.7	22.8	9.6	9.9
2011	57.1	22.9	9.8	10.2
As of March 31:
2011	57.4	22.9	9.8	9.9
2012	57.2%	22.9%	9.9%	10.0%
__________

(a)	Bulk pool risk in-force, which represented 30.9% of total bulk risk in-force at March 31, 2012, has been allocated pro-rata based on insurance in-force.

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

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2009	8.5%	8.1%	5.2%	5.1%	5.5%	4.5%	4.0%	3.1%	3.2%	2.9%
2010	8.7	7.5	5.2	5.0	5.1	4.7	4.2	3.1	3.3	2.9
2011	8.8	7.5	5.2	5.0	5.0	4.8	4.3	3.3	3.3	3.0
As of March 31:
2011	8.7	7.5	5.2	4.9	5.1	4.7	4.2	3.1	3.3	3.0
2012	8.8%	7.5%	5.2%	5.0%	4.9%	4.8%	4.3%	3.3%	3.3%	3.0%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2009	4.6%	10.4%	4.0%	4.0%	17.8%	4.1%	2.6%	3.5%	3.2%	5.4%
2010	5.3	9.9	4.3	4.0	15.8	3.5	3.1	3.3	3.9	6.0
2011	5.4	9.9	4.3	4.0	14.9	3.2	3.1	3.5	3.9	6.5
As of March 31:
2011	5.3	10.0	4.3	4.0	15.6	3.5	3.1	3.3	3.9	6.1
2012	5.4%	9.9%	4.3%	4.0%	14.6%	3.1%	3.2%	3.5%	4.0%	6.6%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2009	91.1%	8.9%
2010	92.4	7.6
2011	92.8	7.2
As of March 31:
2011	92.5	7.5
2012	92.8%	7.2%

Bulk (a):
As of December 31:
2009	49.4%	50.6%
2010	57.7	42.3
2011	58.4	41.6
As of March 31:
2011	57.8	42.2
2012	58.6%	41.4%
__________

(a)	Bulk pool risk in-force, which represented 30.9% of total bulk risk in-force at March 31, 2012, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2009	96.3%	3.7%
2010	96.8	3.2
2011	97.0	3.0
As of March 31:
2011	96.8	3.2
2012	97.0%	3.0%

Bulk (a):
As of December 31:
2009	75.4%	24.6%
2010	69.6	30.4
2011	71.0	29.0
As of March 31:
2011	69.8	30.2
2012	71.7%	28.3%
__________

(a)	Bulk pool risk in-force, which represented 30.9% of total bulk risk in-force at March 31, 2012, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2009	38.5%	61.5%
2010	35.6	64.4
2011	32.6	67.4
Quarters Ended March 31:
2011	30.2	69.8
2012	33.2%	66.8%

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Mortgage	Title	Corporate and Other	Total
As of December 31:
2010	$6,451.2	$2,039.2	$636.0	$394.1	$9,520.5	$738.7	$10,259.3
2011	6,610.7	1,654.0	683.7	796.6	9,745.2	750.3	10,495.5
As of March 31:
2011	6,479.5	1,934.2	649.2	899.8	9,962.8	702.4	10,665.3
2012	$6,600.5	$1,623.3	$694.3	$794.5	$9,712.7	$807.8	$10,520.6

	Net Investment Income					Yield at
	General	Mortgage	Title	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2009	$258.9	$92.0	$25.2	$7.2	$383.5	4.15%	4.17%
2010	260.1	84.9	26.5	7.3	379.0	3.94	3.80
2011	270.5	59.2	27.3	7.4	364.6	3.71	3.51
Quarters Ended
March 31:
2011	66.4	16.6	6.6	1.7	91.5	3.66	3.50
2012	$66.6	$10.3	$6.7	$2.0	$85.8	3.48%	3.27%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first quarters of 2012 and 2011, 86.4% and 71.0%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown.

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2009	$4.2	$11.7	$15.9	$(1.5)	$(8.0)	$(9.5)	$6.3
2010	79.1	31.2	110.3	—	(1.2)	(1.2)	109.1
2011	142.6	23.1	165.8	—	(50.2)	(50.2)	115.5
Quarters Ended
March 31:
2011	6.5	—	6.4	—	—	—	6.4
2012	$1.6	$1.3	$2.9	$—	$—	$—	$2.9

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2012 and December 31, 2011:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2012		December 31, 2011
	Gross	Net	Gross	Net

Workers' compensation	$3,470.8	$1,839.8	$3,472.8	$1,830.8
Commercial automobile (mostly trucking)	1,131.7	941.0	1,116.0	925.8
General liability	1,370.6	644.5	1,392.6	645.3
Other coverages	550.7	346.6	579.4	367.1
Unallocated loss adjustment expense reserves	192.9	157.8	172.8	137.0
Total general insurance reserves	6,716.8	3,929.7	6,733.7	3,906.1
Mortgage guaranty	1,631.7	1,563.4	1,690.5	1,613.9
Title	326.2	326.2	314.9	314.9
Life and health	23.6	18.9	21.3	17.4
Unallocated loss adjustment expense reserves -
other coverages	26.5	26.5	26.0	26.0
Total claim and loss adjustment expense reserves	$8,725.1	$5,865.0	$8,786.6	$5,878.5
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$169.8	$137.9	$182.0	$137.9
% of total general insurance reserves	2.5%	3.5%	2.7%	3.5%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Quarters Ended March 31,
	2012	2011
Net reserve increase(decrease):
General Insurance	$23.6	$11.0
Mortgage Guaranty	(50.4)	(75.3)
Title Insurance	11.7	9.0
Other	1.5	.9
Total	$(13.5)	$(54.2)

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	March 31,	December 31,
	2012	2011
General Insurance	$1,921.5	$1,909.5
Mortgage Guaranty	67.4	63.6
Title Insurance	278.4	262.5
Other	5.2	4.6
Total	$2,272.6	$2,240.4

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

Mortgage guaranty insurance reserves for unpaid claims and claim adjustment expenses are recognized only upon an instance of default, which is defined as an insured mortgage loan for which two or more consecutive monthly payments have been missed. Loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported. Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions.

The Company has the legal right to rescind mortgage insurance coverage unilaterally as expressly stated in its policy. Moreover, two federal courts that have recently considered that policy wording have each affirmed that right (See First Tennessee Bank N.A. v. Republic Mortg. Ins. Co., Case No. 2:10-cv-02513-JPM-cgc (W.D. Tenn., Feb. 25, 2011) and JPMorgan Chase Bank N.A. v. Republic Mortg. Ins. Co., Civil Action No. 10-06141 (SRC) (D. NJ, May 4, 2011), each decision citing supporting state law legal precedent). RMIC's mortgage insurance policy provides that the insured represents that all statements made and information provided to it in an application for coverage for a loan, without regard to who made the statements or provided the information, have been made and presented for and on behalf of the insured; and that such statements and information are neither false nor misleading in any material respect, nor omit any fact necessary to make such statements and information not false or misleading in any material respect. According to the policy, if any of those representations are materially false or misleading with respect to a loan, the Company has the right to cancel or rescind coverage for that loan retroactively to commencement of the coverage. Whenever the Company determines that an application contains a material misrepresentation, it either advises the insured in writing of its findings prior to rescinding coverage or exercises its unilateral right to rescind coverage for that loan, stating the reasons for that action in writing and returning the applicable premium. The rescission of coverage in instances of materially faulty representations or warranties provided in applications for insurance is a necessary and prevailing practice throughout the insurance industry. In the case of mortgage guaranty insurance, rescissions have occurred regularly over the years but have been generally immaterial. Since 2008, however, the Company has experienced a much greater incidence of rescissions due to increased levels of observed fraud and misrepresentations in insurance applications pertaining to business underwritten between 2004 and the first half of 2008. As a result, the Company has incorporated certain assumptions regarding the expected levels of coverage rescissions and claim denials in its reserving methodology since 2008. Such estimates, which are evaluated at each balance sheet date, take into account observed trends in rescission and denial rates. The table below shows the estimated effects of coverage rescissions and claim denials on loss reserves and paid and incurred losses.

	March 31,	March 31,	December 31,	December 31,
	2012	2011	2011	2010
Estimated reduction in beginning reserve	$313.2	$710.3	$710.3	$1,712.2
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	39.1	89.9	223.1	394.1
Prior year	(36.1)	(77.6)	(340.8)	(215.7)
Sub-total	3.0	12.3	(117.6)	178.3
Estimated rescission reduction in paid claims	(50.9)	(108.4)	(279.5)	(1,180.3)
Estimated reduction in ending reserve	$265.3	$614.3	$313.2	$710.3

As above-noted, the estimated reduction in ending loss reserves reflects, in large measure, a variety of judgments relative to the level of expected coverage rescissions and claim denials on loans that are in default as of each balance sheet date. The provision for insured events of the current year resulted from actual and anticipated rescissions and claim denials attributable to newly reported delinquencies in each respective year. The provision for insured events of prior years resulted from actual rescission and claim denial activity or revisions in assumptions regarding expected rescission or claim denial rates on outstanding prior year delinquencies. The trends since 2010 reflect a continuing reduction in the level of actual and anticipated rescission and claim denial rates on total outstanding delinquencies. Claims not paid by virtue of rescission or denial represent the Company's estimated contractual risk, before consideration of the impacts of any reinsurance and deductibles or aggregate loss limits, on cases that are settled by the issuance of a rescission or denial notification. 2010 rescissions include $431.4 related to certain pool insurance contracts which were terminated during the year. Variances between the estimated rescission and actual claim denial rate are reflected in the periods during which they occur.

Although the insured has no right under the policy to appeal a Company claim decision, the insured may, at any time, contest in writing the Company's findings or action with respect to a loan or a claim. In such cases, the Company considers any additional information supplied by the insured. This consideration may lead to further investigation, retraction or confirmation of the initial determination. If the Company concludes that it will reinstate coverage, it advises the insured in writing that it will do so immediately upon receipt of the premium previously returned. Reserves are not adjusted for potential reversals of rescissions or adverse rulings for loans under dispute since such reversals of claim rescissions and denials have historically been immaterial to the reserve estimation process.

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

Incurred Loss Experience

Management believes that the Company's overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and, accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management's opinion, however, such potential development is not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2011 Annual Report on Form 10-K under Item 1A - Risk Factors.

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2009	76.3%	176.0%	7.9%	76.7%
2010	76.4	153.6	8.0	63.4
2011	71.3	237.6	7.8	67.8
Quarters Ended March 31:
2011	73.2	186.7	7.8	63.8
2012	71.3%	173.6%	7.2%	59.4%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2009	76.3%	71.5%	74.9%	117.8%	63.0%	65.6%	60.1%
2010	76.4	73.0	70.7	126.9	62.8	64.6	67.1
2011	71.3	71.9	72.3	77.3	70.4	64.6	62.8
Quarters Ended
March 31:
2011	73.2	78.4	71.6	104.7	59.4	56.8	60.1
2012	71.3%	74.1%	74.1%	79.5%	77.1%	44.8%	64.5%

Excluding the impact of Old Republic's CCI business, the overall general insurance claims ratio shows reasonably consistent trends for the past three years. To a large extent, this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in the periods shown was driven principally by greater claim frequencies experienced in Old Republic's CCI coverage. Even though consumer loan delinquency rates have subsided fairly steadily over the past year, CCI claims costs in 2012 continue to reflect the retention of higher loss costs until there is greater certainty around these indicated trends.

The following table shows CCI claims related trends for the periods shown:

					Effect on General Insurance Claim Ratio (b)	Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2009	$256.9	211.6%	$214.7	176.9%	7.3%	6.8%	$974.0
2010	265.4	301.8	212.5	241.7	8.6	4.6	621.5
2011	93.6	160.7	84.8	145.5	2.1	4.4	166.1
Quarters Ended
March 31:
2011	36.4	174.8	37.1	178.1	4.3	4.8	59.6
2012	$26.1	215.9%	$20.2	167.6%	2.1%	4.3%	$30.7
__________

(a)	Percent of net CCI earned premiums.

(b)	Represents the percentage point increase in the general insurance claim ratio.

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

Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, typically workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 6.0 years (gross) and 10.3 years (net of reinsurance) as of March 31, 2012 and 5.9 years (gross) and 9.4 years (net of reinsurance) as of December 31, 2011. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .2% of general insurance group net incurred losses for the five years ended December 31, 2011.

The mortgage guaranty claim ratios for the periods presented were affected mostly by varying claim payment trends and reserve provisions as well as captive and pool transactions. Claim costs for this year's first quarter were 15.7% lower year-over-year as the continued downward trend in newly reported cases, relatively stable cure rates, and lower paid claims more than offset ongoing declines in claim rescission and denial activity. Old Republic's mortgage guaranty subsidiaries negotiated the termination of various captive reinsurance and pool insurance contracts during 2010 and 2009. Taken together all of these transactions reduced the incurred claim ratio by 15.0 and 25.8 percentage points for the years ended December 31, 2010 and 2009, respectively. These claim ratios had risen through year-end 2009 principally as a result of higher reserve provisions and paid losses. Reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

Certain mortgage guaranty average claims related trends are listed below:

	Average Paid Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2009	$48,492	$59,386	16.83%	30.81%	$719.5
2010	47,954	58,184	15.55	24.54	748.8
2011	48,254	54,956	14.89	21.90	279.5
Quarters Ended March 31:
2011	47,552	57,626	14.47	25.47	108.4
2012	$46,019	$54,823	14.16%	21.12%	$50.9
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2009	10.6%	34.1%	18.8%	19.5%	30.5%	12.3%	11.6%	21.1%	16.4%	13.9%
2010	9.6	32.6	17.3	19.2	22.6	11.9	11.5	20.7	16.0	11.7
2011	8.4	32.2	15.4	20.6	17.1	12.2	12.1	23.5	15.4	11.5
As of March 31:
2011	8.3	31.1	15.9	18.5	20.9	11.0	10.7	20.7	14.9	10.9
2012	7.4%	31.9%	13.9%	20.5%	16.4%	11.3%	11.3%	23.6%	14.5%	10.5%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2009	16.3%	46.5%	27.6%	35.7%	41.3%	37.5%	21.7%	33.3%	23.4%	26.8%
2010	15.2	37.0	22.3	28.6	27.7	24.6	20.6	27.9	23.2	23.2
2011	14.1	34.0	19.5	26.3	21.8	19.7	20.1	28.2	19.1	23.0
As of March 31:
2011	15.2	38.9	24.1	30.2	27.8	25.0	21.0	30.8	23.6	23.5
2012	13.1%	33.1%	18.2%	26.5%	19.8%	16.8%	18.7%	29.2%	18.5%	23.3%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	NY
As of December 31:
2009	11.2%	36.4%	19.4%	20.5%	33.9%	11.5%	12.9%	24.1%	17.2%	20.1%
2010	9.9	32.1	17.1	19.1	23.2	10.9	12.1	21.5	16.6	18.0
2011	8.8	31.6	15.4	20.5	18.1	11.7	12.7	24.0	15.7	19.0
As of March 31:
2011	8.7	31.4	16.2	18.7	22.2	10.6	11.5	21.9	15.6	17.6
2012	7.8%	31.2%	14.0%	20.8%	17.3%	11.1%	11.9%	24.2%	15.0%	19.5%
__________

(b)	As determined by risk in force as of March 31, 2012, these 10 states represent approximately 50.2%, 58.5%, and 50.4%, of traditional primary, bulk, and total risk in force, respectively.

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

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2011 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2009	25.8%	12.6%	93.8%	41.8%
2010	26.6	14.4	93.0	48.0
2011	25.6	23.9	91.2	48.0
Quarters Ended March 31:
2011	24.9	15.1	93.0	47.0
2012	26.1%	13.6%	91.5%	47.6%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The general insurance expense ratio for the first quarter 2012 was impacted by a charge related to previously deferred acquisition costs stemming from new accounting guidance issued by the FASB as discussed further in the Executive Summary. The full year 2011 mortgage guaranty expense ratio reflects an accrual of employment severance and similar costs, and the elimination of previously deferred acquisition costs.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2009	102.1%	188.6%	101.7%	118.5%
2010	103.0	168.0	101.0	111.4
2011	96.9	261.5	99.0	115.8
Quarters Ended March 31:
2011	98.1	201.8	100.8	110.8
2012	97.4%	187.2%	98.7%	107.0%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (117.8%) in the first quarter 2012, compared to (48.0%) in the first quarter of 2011. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets. As of March 31, 2012 and December 31, 2011, a valuation allowance was established for certain net operating loss and tax credit carryforwards which the Company did not expect to realize.

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

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2011 Annual Report to the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

Old Republic's market risk exposures at March 31, 2012, have not materially changed from those identified in the Company's 2011 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2012, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1 - Legal Proceedings

The information contained in Note 6 "Commitments and Contingent Liabilities" of the Notes to Consolidated Financial Statements filed as Part 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2011 Annual report on Form 10-K.

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

Old Republic International Corporation
(Registrant)
Date:	May 8, 2012

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