Form 10-Q
period 2012-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2012-08-03
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: June 30, 2012 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding June 30, 2012
Common Stock / $1 par value	259,441,153

There are 48 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2012

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6 - 15

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	16 - 44

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	45

	CONTROLS AND PROCEDURES	45

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	46

	ITEM 1A - RISK FACTORS	46

	ITEM 6 - EXHIBITS	46

SIGNATURE		47

EXHIBIT INDEX		48

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $7,837.8 and $7,884.6)	$8,387.1	$8,393.2
Equity securities (at fair value) (adjusted cost: $341.4 and $341.9)	627.7	580.8
Short‑term investments (at fair value which approximates cost)	1,208.5	1,476.2
Miscellaneous investments	27.3	35.3
Total	10,250.8	10,485.6
Other investments	9.5	9.8
Total investments	10,260.3	10,495.5

Other Assets:
Cash	109.2	93.0
Securities and indebtedness of related parties	13.1	16.9
Accrued investment income	94.6	96.5
Accounts and notes receivable	1,113.7	1,039.0
Federal income tax recoverable: Current	80.4	73.5
Deferred	109.8	116.7
Prepaid federal income taxes	1.0	1.0
Reinsurance balances and funds held	219.0	210.0
Reinsurance recoverable: Paid losses	118.4	100.7
Policy and claim reserves	3,116.0	3,143.1
Deferred policy acquisition costs	179.6	197.6
Sundry assets	459.4	466.2
Total Other Assets	5,614.9	5,554.9
Total Assets	$15,875.2	$16,050.4

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$8,966.1	$8,786.6
Unearned premiums	1,343.7	1,268.8
Other policyholders' benefits and funds	189.9	193.1
Total policy liabilities and accruals	10,499.7	10,248.6
Commissions, expenses, fees, and taxes	434.0	457.3
Reinsurance balances and funds	427.9	380.5
Debt	573.8	912.8
Sundry liabilities	227.3	278.4
Commitments and contingent liabilities
Total Liabilities	12,162.8	12,277.8

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	259.4	259.3
Additional paid‑in capital	659.9	657.9
Retained earnings	2,348.2	2,472.4
Accumulated other comprehensive income (loss)	475.5	416.0
Unallocated ESSOP shares (at cost)	(30.7)	(33.2)
Total Common Shareholders' Equity	3,712.3	3,772.5
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$15,875.2	$16,050.4
________

(1)
At June 30, 2012 and December 31, 2011, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 259,441,153 and 259,328,278 were issued as of June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Net premiums earned	$981.4	$890.5	$1,925.0	$1,813.3
Title, escrow, and other fees	107.1	87.2	201.1	167.4
Total premiums and fees	1,088.5	977.7	2,126.1	1,980.8
Net investment income	85.0	93.1	170.9	184.6
Other income	28.3	27.0	59.9	55.5
Total operating revenues	1,201.9	1,097.9	2,357.0	2,221.0
Realized investment gains (losses):
From sales	22.0	5.0	24.9	11.5
From impairments	—	(8.0)	—	(8.0)
Total realized investment gains (losses)	22.0	(2.9)	24.9	3.5
Total revenues	1,223.9	1,094.9	2,382.0	2,224.5

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	713.2	687.8	1,326.7	1,327.4
Dividends to policyholders	3.1	3.7	6.1	7.2
Underwriting, acquisition, and other expenses	556.2	497.1	1,085.4	997.7
Interest and other charges	9.7	14.6	24.6	25.3
Total expenses	1,282.2	1,203.3	2,443.0	2,357.8
Income (loss) before income taxes (credits)	(58.3)	(108.3)	(60.9)	(133.3)

Income Taxes (Credits):
Current	(3.1)	(1.4)	(2.5)	4.7
Deferred	(21.1)	(40.6)	(24.8)	(58.8)
Total	(24.2)	(42.0)	(27.3)	(54.0)

Net Income (Loss)	$(34.0)	$(66.3)	$(33.5)	$(79.2)

Net Income (Loss) Per Share:
Basic	$(.13)	$(.26)	$(.13)	$(.31)
Diluted	$(.13)	$(.26)	$(.13)	$(.31)

Average shares outstanding: Basic	255,747,273	254,972,652	255,609,699	254,873,612
Diluted	255,747,273	254,972,652	255,609,699	254,873,612

Dividends Per Common Share:
Cash	$.1775	$.1750	$.3550	$.3500

Consolidated Statements of Comprehensive Income (Unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income (Loss) As Reported	$(34.0)	$(66.3)	$(33.5)	$(79.2)

Other comprehensive income (loss):
Post-tax net unrealized gains (losses) on securities	18.6	32.2	56.1	9.2
Net adjustment related to defined benefit plans,
net of tax	1.7	1.0	3.4	2.0
Other adjustments	(3.6)	(2.8)	(.2)	1.7
Net adjustments	16.7	30.4	59.4	13.0

Comprehensive Income (Loss)	$(17.2)	$(35.8)	$25.8	$(66.2)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(33.5)	$(79.2)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	18.0	(.4)
Premiums and other receivables	(74.7)	(32.5)
Unpaid claims and related items	246.7	(67.6)
Unearned premiums and other policyholders' liabilities	31.5	3.0
Income taxes	(31.8)	(45.7)
Prepaid federal income taxes	—	39.4
Reinsurance balances and funds	20.2	(2.9)
Realized investment (gains) losses	(24.9)	(3.5)
Accounts payable, accrued expenses and other	(21.0)	36.1
Total	130.3	(153.4)

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	459.0	478.6
Sales	311.1	226.1
Sales of:
Equity securities	.5	.2
Other - net	18.5	16.0
Purchases of:
Fixed maturity securities	(724.5)	(787.8)
Equity securities	(.4)	—
Other - net	(15.5)	(19.2)
Net decrease (increase) in short-term investments	267.6	(104.5)
Other‑net	(.5)	—
Total	315.8	(190.5)

Cash flows from financing activities:
Issuance of debentures and notes	—	537.0
Issuance of common shares	.5	.8
Redemption of debentures and notes	(338.9)	(101.9)
Dividends on common shares	(90.6)	(89.1)
Other‑net	(.9)	(.4)
Total	(430.0)	346.4

Increase (decrease) in cash:	16.1	2.3
Cash, beginning of period	93.0	127.3
Cash, end of period	$109.2	$129.6

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$24.2	$17.2
Income taxes	$4.6	$(8.6)

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

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. In October 2010, the FASB issued authoritative guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance was effective for the Company for the year beginning January 1, 2012 and could be applied prospectively or retrospectively. At year-end 2011, the Company disclosed its expectation to elect retrospective application of the guidance. The Company completed its evaluation of the new guidance during the first quarter 2012 and ultimately elected to adopt the new standard on a prospective basis. The prospective adoption of the guidance resulted in pretax charges of approximately $11 and $22 for the second quarter and first six months of 2012, respectively. In addition, the FASB issued guidance requiring additional disclosures regarding financial instruments disclosed, but not carried, at fair value in the financial statements. The disclosures relative to all these matters are included in the pertinent notes herein.

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

2. Common Share Data:

Earnings Per Share - Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares actually outstanding for the year. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. The following table provides a reconciliation of net income (loss) and the number of shares used in basic and diluted earnings per share calculations.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(34.0)	$(66.3)	$(33.5)	$(79.2)
Numerator for basic earnings per share -
income (loss) available to common stockholders	(34.0)	(66.3)	(33.5)	(79.2)
Adjustment for interest expense incurred on
assumed conversions of convertible senior notes	—	—	—	—
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversions	$(34.0)	$(66.3)	$(33.5)	$(79.2)

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	255,747,273	254,972,652	255,609,699	254,873,612
Effect of dilutive securities - stock based
compensation awards	—	—	—	—
Effect of dilutive securities - convertible senior notes	—	—	—	—
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversions (a)	255,747,273	254,972,652	255,609,699	254,873,612
Earnings per share: Basic	$(.13)	$(.26)	$(.13)	$(.31)
Diluted	$(.13)	$(.26)	$(.13)	$(.31)

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	15,074,960	16,361,394	15,101,326	16,384,795
Convertible senior notes	35,404,435	62,881,492	35,399,953	49,920,053
Total	50,479,395	79,242,886	50,501,279	66,304,848
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of June 30, 2012 and December 31, 2011, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarter and six months ended June 30, 2012, whereas, $8.0 was recognized in the quarter and six months ended June 30, 2011.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
June 30, 2012:
U.S. & Canadian Governments	$1,042.0	$72.2	$.1	$1,114.1
Tax-exempt	498.9	17.6	—	516.5
Corporate	6,296.8	463.4	3.8	6,756.4
	$7,837.8	$553.4	$4.0	$8,387.1
December 31, 2011:
U.S. & Canadian Governments	$1,104.0	$78.3	$.1	$1,182.1
Tax-exempt	597.1	23.4	—	620.5
Corporate	6,183.5	414.1	7.0	6,590.5
	$7,884.6	$515.9	$7.2	$8,393.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at June 30, 2012:
Due in one year or less	$1,030.0	$1,046.9
Due after one year through five years	3,405.9	3,599.4
Due after five years through ten years	3,169.2	3,492.3
Due after ten years	232.5	248.5
	$7,837.8	$8,387.1

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $138.5 at June 30, 2012 and December 31, 2011 follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
June 30, 2012	$341.4	$286.2	$—	$627.7
December 31, 2011	$341.9	$243.5	$4.6	$580.8

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012:
Fixed Maturity Securities:
U.S. & Canadian Governments	$32.4	$.1	$—	$—	$32.4	$.1
Tax-exempt	2.4	—	—	—	2.4	—
Corporate	269.4	2.5	12.3	1.3	281.8	3.8
Subtotal	304.3	2.6	12.3	1.3	316.7	4.0
Equity Securities	4.5	—	—	—	4.5	—
Total	$308.9	$2.7	$12.3	$1.3	$321.2	$4.0

December 31, 2011:
Fixed Maturity Securities:
U.S. & Canadian Governments	$35.5	$.1	$—	$—	$35.5	$.1
Tax-exempt	2.1	—	.6	—	2.7	—
Corporate	402.9	6.7	1.7	.2	404.7	7.0
Subtotal	440.6	7.0	2.3	.2	443.0	7.2
Equity Securities	98.4	4.5	—	—	98.5	4.6
Total	$539.1	$11.5	$2.4	$.3	$541.5	$11.9

At June 30, 2012, the Company held 95 fixed maturity and 3 equity securities in an unrealized loss position, representing 5.2% as to fixed maturities and 7.1% as to equity securities of the total number of such issues it held. At December 31, 2011, the Company held 131 fixed maturity and 6 equity securities in an unrealized loss position, representing 7.1% as to fixed maturities and 14.3% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 5 and 4 fixed maturity securities and 1 and 1 equity securities, had been in a continuous unrealized loss position for more than 12 months as of June 30, 2012 and December 31, 2011, respectively. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of June 30, 2012 and December 31, 2011.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

Fair value measurements as of June 30, 2012:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$393.2	$720.8	$—	$1,114.1
Tax-exempt	—	516.5	—	516.5
Corporate	—	6,725.8	30.6	6,756.4
Equity securities	624.8	—	2.8	627.7
Short-term investments	$1,203.5	$—	$5.0	$1,208.5

Fair value measurements as of December 31, 2011:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$389.8	$792.2	$—	$1,182.1
Tax-exempt	—	620.5	—	620.5
Corporate	—	6,560.0	30.5	6,590.5
Equity securities	579.0	—	1.8	580.8
Short-term investments	$1,471.1	$—	$5.0	$1,476.2

There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2012.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At June 30, 2012, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Investment income from:
Fixed maturity securities	$81.9	$90.6	$164.8	$179.7
Equity securities	2.6	2.5	5.1	4.9
Short-term investments	.4	.3	1.0	.8
Other sources	1.3	1.3	2.4	2.4
Gross investment income	86.4	94.9	173.4	188.0
Investment expenses (a)	1.3	1.7	2.5	3.3
Net investment income	$85.0	$93.1	$170.9	$184.6

Realized gains (losses) on:
Fixed maturity securities:
Gains	$16.9	$3.9	$18.6	$11.6
Losses	—	(.3)	—	(1.4)
Net	16.9	3.6	18.6	10.1

Equity securities & other long-term investments	5.0	(6.6)	6.3	(6.6)
Total	22.0	(2.9)	24.9	3.5
Income taxes (credits)(b)	7.7	(1.0)	8.7	1.2
Net realized gains (losses)	$14.3	$(1.9)	$16.2	$2.2
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$45.7	$88.0	$41.1	$57.7
Less: Deferred income taxes (credits)	15.9	30.7	14.3	20.2
Net changes in unrealized investment gains (losses)	$29.8	$57.2	$26.8	$37.5

Equity securities & other long-term investments	$(17.1)	$(38.5)	$44.9	$(43.6)
Less: Deferred income taxes (credits)	(5.9)	(13.4)	15.6	(15.3)
Net changes in unrealized investment gains (losses)	$(11.1)	$(25.0)	$29.2	$(28.2)
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.5 for both quarters ended June 30, 2012 and 2011, and $1.0 and $.9 for the six months ended June 30, 2012 and 2011, respectively.

(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

4. Pension Plans:

As of June 30, 2012, the Company has four pension plans covering a portion of its work force. The four plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan), the Old Republic National Title Group Pension Plan (the Title Plan), and the PMA Capital Corporation Pension Plan (the PMA Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. With the exception of the PMA Plan, these plans have been closed to new participants since December 31, 2004. The PMA Plan was frozen as of December 31, 2005. Under the terms of the freeze, the plan is closed to new participants and eligible employees retained all of their rights under the plan that they had vested as of December 31, 2005 but do not accrue any additional benefits thereafter. Plan assets are comprised principally of bonds, common stocks and short-term investments. Cash contributions of $13.9 were made to the pension plans in the first half of 2012, and additional cash contributions of $15.6 are expected to be made in the remaining portion of calendar year 2012.

5. Information About Segments of Business:

The Company is engaged in the single business of insurance underwriting. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its General Insurance Group (property and liability insurance), Title Insurance Group, and the Republic Financial Indemnity Group ("RFIG") run-off business. The results of a small life & health insurance business are included with those of the holding company parent and minor corporate services operations. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. In late March of this year, Old Republic announced that its General Insurance Group's Consumer Credit Indemnity (CCI) division would be combined with its Mortgage Guaranty (MI) business in a renamed Republic Financial Indemnity Group,

Inc. (RFIG) run-off segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints. The combination affects the manner in which segmented results are presented. Accordingly, the segmented results below show the combination of these coverages as a single run-off book of business within the Company's consolidated operations. Prior periods' segmented information for the general insurance and RFIG run-off business segments has therefore been reclassified to provide necessary consistency in period-to-period comparisons. Segment results exclude net realized investment gains or losses and other-than-temporary impairments as these are aggregated in the consolidated totals. The contributions of the segments to consolidated totals are shown in the following table.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2012	2011 (c)	2012	2011 (c)
General Insurance:
Net premiums earned	$564.1	$510.5	$1,113.1	$1,022.0
Net investment income and other income	93.7	93.5	190.6	186.6
Total revenues before realized gains or losses	$657.8	$604.0	$1,303.7	$1,208.7
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$59.6	$82.0	$140.1	$170.9
Income tax expense (credits) on above	$16.9	$25.1	$42.9	$53.5

Title Insurance:
Net premiums earned	$296.3	$239.8	$557.3	$492.5
Title, escrow and other fees	107.1	87.2	201.1	167.4
Sub-total	403.4	327.1	758.4	659.9
Net investment income and other income	7.6	7.5	14.9	14.7
Total revenues before realized gains or losses	$411.1	$334.6	$773.4	$674.6
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$22.5	$5.5	$31.9	$8.1
Income tax expense (credits) on above	$7.9	$1.6	$11.3	$2.4

RFIG Run-off Business:
Net premiums earned	$107.8	$120.2	$223.2	$255.1
Net investment income and other income	9.6	16.6	20.3	33.8
Total revenues before realized gains or losses	$117.5	$136.8	$243.5	$289.0
Income (loss) before taxes (credits) and
realized investment gains or losses(a)	$(160.2)	$(186.9)	$(251.5)	$(308.4)
Income tax expense (credits) on above	$(56.0)	$(65.6)	$(87.9)	$(108.4)

Consolidated Revenues:
Total revenues of above Company segments	$1,186.5	$1,075.6	$2,320.7	$2,172.4
Other sources (b)	31.7	36.7	68.9	77.2
Consolidated net realized investment gains (losses)	22.0	(2.9)	24.9	3.5
Consolidation elimination adjustments	(16.3)	(14.4)	(32.5)	(28.6)
Consolidated revenues	$1,223.9	$1,094.9	$2,382.0	$2,224.5

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(78.0)	$(99.2)	$(79.4)	$(129.2)
Other sources - net (b)	(2.2)	(6.1)	(6.5)	(7.5)
Consolidated net realized investment gains (losses)	22.0	(2.9)	24.9	3.5
Consolidated income (loss) before income
taxes (credits)	$(58.3)	$(108.3)	$(60.9)	$(133.3)

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(31.1)	$(38.8)	$(33.6)	$(52.4)
Other sources - net (b)	(.8)	(2.2)	(2.4)	(2.8)
Income tax expense (credits) on consolidated
net realized investment gains (losses)	7.7	(1.0)	8.7	1.2
Consolidated income tax expense (credits)	$(24.2)	$(42.0)	$(27.3)	$(54.0)

	June 30,	December 31,
	2012	2011 (c)
Consolidated Assets:
General	$12,510.2	$12,311.2
Title	993.5	956.2
RFIG run-off	2,090.2	2,100.7
Other assets (b)	706.3	973.4
Consolidation elimination adjustments	(425.1)	(291.2)
Consolidated	$15,875.2	$16,050.4
__________

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $6.9 and $13.8 compared to $6.0 and $11.4 for the quarter and six months ended June 30, 2012 and 2011, respectively; Title - $2.0 and $4.0 compared to $1.3 and $2.6 for the quarter and six months ended June 30, 2012 and 2011, respectively, and RFIG run-off - $2.1 and $4.2 compared to $2.0 and $3.8 for the quarter and six months ended June 30, 2012 and 2011, respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.
(c) 2011 segment information for General Insurance and RFIG Run-off Business has been reclassified to conform to the 2012 presentation.

General Insurance results for the second quarter and first six months of 2012 reflect pretax charges of approximately $11 and $22, respectively, related to previously deferred acquisition costs ("DAC"). The DAC charge stemmed from new accounting guidance issued by the FASB which became effective as of January 1, 2012.

The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC"), had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a consequence, underwriting of new policies ceased and the existing book of business was placed in run-off operating mode. Afterwards, on January 19, 2012, RMIC received a Summary Order ("Order") from the North Carolina Department of Insurance ("NCDOI") placing the Company under supervision. Among other considerations, the Order instructed RMIC to reduce the cash payment on all claims by 50 percent during an initial period not to exceed one year. The remaining 50 percent deferred payment obligation ("DPO") is retained as a claim reserve to be paid at a future date as and when authorized by the NCDOI. As of June 30, 2012, the accumulated DPO claim reserve amounted to $192.3.

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

On March 6, 2009, a national class action suit was filed against the Company's subsidiary, Old Republic Home Protection ("ORHP"), in the California Superior Court, San Diego, (Campion v. Old Republic Home Protection) on behalf of all persons who had made a claim under an ORHP home warranty contract since March 6, 2003. The suit alleges breach of contract, breach of the implicit covenant of good faith and fair dealing, violations of certain California consumer protection laws, and misrepresentation arising out of ORHP's alleged failure to adopt and implement reasonable standards for the prompt investigation and processing of claims under its home warranty contracts. The suit seeks unspecified damages consisting of the rescission of the class members' contracts, restitution of all sums paid by the class members, punitive damages, and declaratory and injunctive relief. ORHP removed the action to the U.S. District Court for the Southern District of California on April 13, 2009. On January 6, 2011, the Court denied plaintiff's motion for class certification, and on June 25, 2012, it denied plaintiff's motion to remand the case back to state court. Plaintiff has not appealed either decision. Barring a successful appeal, this case has become an immaterial, single plaintiff claim dispute.

On January 27, 2012, a second purported national class action suit was filed in the Federal District Court, Northern District of California, Oakland Division by the same plaintiff and the same law firm. This second suit named as defendants the Company and five of its subsidiaries (Campion v. Old Republic International Corporation, Old Republic Home Protection Company, Inc., Old Republic National Title Insurance Company, Mississippi Valley Title Insurance Company, American Guaranty Title Insurance Company, Republic Mortgage Insurance Company). The suit alleged unfair, unlawful and fraudulent business practices in violation of California's Business & Professions Code -- substantially similar to the allegations in plaintiff's suit against ORHP -- and the payment of commissions and kickbacks in violation of the California Insurance Code and RESPA. The suit sought declaratory and injunctive relief, restitution and treble damages in unspecified amounts, and costs and fees. On July 10, 2012, the Court dismissed the suit with prejudice as to all claims other than those under the California Business & Professional Code against ORHP, which were dismissed without prejudice.

On May 22, 2009, a purported national class action suit was filed in the U.S. District Court in Birmingham, Alabama (Barker v. Old Republic Home Protection Company) alleging that ORHP paid fees to real estate brokers to market its home warranty contracts and that the payment of such fees was in violation of Sections 8(a) and 8(b) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA. No class has been certified, and the action is not expected to result in any material liability to the Company.

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois (Old Republic Insurance Company, et al. v. Countrywide Bank FSB, et al.) seeking rescission of various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account, and a declaratory judgment and money damages based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications. Countrywide filed a counterclaim alleging a breach of contract, bad faith, and is seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies, as well as unspecified compensatory and punitive damages.

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

Eight purported class action suits alleging RESPA violations have been filed in the Federal District Courts, one in the Central District of California, one in the Eastern District of California, four in the Eastern District of Pennsylvania, and two in the Western District of Pennsylvania, respectively, between December 9, 2011 and May 31, 2012. The suits target J.P. Morgan Chase Bank, N.A., the PNC Financial Services Group, Inc. as successor to National City Bank, N.A., Citibank, N.A., HSBC Bank USA, N.A., Bank of America, N.A., Fifth Third Bank, N.A., Flagstar Bank, FSB, and First Tennessee Bank, N.A., each of their wholly-owned captive insurance subsidiaries and most or all of the mortgage guaranty insurance companies, including RMIC. (Samp, Komarchuk, Whitaker v. J.P. Morgan Chase Bank, N.A., et al.; White, Hightower v. The PNC Financial Services Group, Inc., et al.; Menichino v. Citibank, N.A., et al.; McCarn v. HSBC Bank USA, N.A., et al.; Riddle v. Bank of America, et al.; Manners v. Fifth Third Bank, et al.; Hill, et al. v. Flagstar Bank, FSB. et al.; and Barlee v. First Tennessee Bank, N.A., et al.) The lawsuits, filed by the same law firms, are substantially identical in alleging that the mortgage guaranty insurers had reinsurance arrangements with the defendant banks' captive insurance subsidiaries under which payments were made in violation of the anti-kickback and fee splitting prohibitions of Sections 8(a) and 8(b) of RESPA. Each of the suits seeks unspecified damages, costs, fees and the return of the allegedly improper payments. A class has not been certified in any of the suits.

Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. The Company and its subsidiaries have defended and intend to continue defending vigorously against each of the aforementioned actions. The Company does not believe it probable that any of these actions will have a material adverse effect on its consolidated financial position, results of operations, or cash flows, though there can be no assurance in those regards. Nor is the Company able to make a reasonable estimate or range of estimates of any potential liability under these lawsuits, the counterclaim, and the arbitration, all of which seek unquantified damages, attorneys' fees, and expenses. It is also unclear what effect, if any, the run-off operations of RMIC and the depletion of its capital will have in the actions against it.

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$519.2	$550.0	$489.5
8.0% Convertible Senior Notes due 2012	—	—	316.2	320.9
ESSOP debt with an average yield of 3.75%
and 3.73%, respectively	20.8	20.8	23.4	23.4
Junior subordinated debt due 2037 with an average
yield of 8.29%	—	—	20.0	20.0
Other miscellaneous debt	2.9	2.9	3.1	3.1
Total debt	$573.8	$543.1	$912.8	$857.0

On May 15, 2012, the 8.0% Convertible Senior Notes were redeemed at their par value of $316.2. On June 15, 2012, the junior subordinated debt due 2037 was redeemed.

The Company's $550.0 aggregate principal amount of Convertible Senior Notes ("the Notes") bear interest at a rate of 3.75% per year, mature on March 15, 2018, and are convertible at any time prior to maturity by the holder into 64.3407 shares (subject to periodic adjustment under certain circumstances) of common stock per one thousand dollar note.

The Company's 3.75% Convertible Senior Notes contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable.

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

At June 30, 2012, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend and financing capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

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

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
June 30, 2012	$573.8	$543.1	$—	$519.2	$23.8
December 31, 2011	$912.8	$857.0	$—	$810.4	$46.6

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANAYLSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2012 and 2011
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) run-off business. A small life and health insurance business, accounting for 1.5% of consolidated operating revenues for the six months ended June 30, 2012 and 1.5% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements is new guidance issued by the FASB relative to the calculation of deferred acquisition costs incurred by insurance entities which is discussed further in Note 1 of the Notes to Consolidated Financial Statements.

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic's 2011 Annual Report on Form 10-K.

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

EXECUTIVE SUMMARY

In late March of this year, the Company announced that its General Insurance Group's Consumer Credit Indemnity (CCI) division would be combined with its Mortgage Guaranty (MI) business in a renamed Republic Financial Indemnity Group, Inc. ("RFIG") run-off segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints.

The combination affects the manner in which segmented results are presented. Accordingly, beginning with this second quarter 2012 report the segmented results show the combination of these coverages as a single run-off book of business within ORI's consolidated operations. Prior periods' segmented information for the general insurance and RFIG run-off business segments has therefore been reclassified to provide necessary consistency in period-to-period comparisons. The following table provides highlights of this segmentation.

	Financial Highlights
	Quarters Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Operating Revenues:
Excluding run-off business	$1,084.4	$961.0	12.8%	$2,113.4	$1,932.0	9.4%
RFIG run-off business	117.5	136.8	(14.1)	243.5	289.0	(15.7)
Total	$1,201.9	$1,097.9	9.5%	$2,357.0	$2,221.0	6.1%
Net Operating Income (Loss):
Excluding run-off business	$55.7	$56.8	(1.9)%	$113.7	$118.4	(4.0)%
RFIG run-off business	(104.1)	(121.2)	14.1	(163.5)	(199.9)	18.2
Total	$(48.3)	$(64.3)	24.8%	$(49.7)	$(81.5)	38.9%
Net Income (Loss):
Excluding run-off business	$61.4	$53.8	14.1%	$121.3	$118.6	2.3%
RFIG run-off business	(95.5)	(120.2)	20.5	(154.8)	(197.9)	21.8
Total	$(34.0)	$(66.3)	48.6%	$(33.5)	$(79.2)	57.6%
Diluted Earnings Per Share:
Net Operating Income (Loss)
Excluding run-off business	$0.22	$0.23	(4.3)%	$0.44	$0.46	(4.3)%
RFIG run-off business	(0.41)	(0.48)	14.6	(0.63)	(0.78)	19.2
Total	$(0.19)	$(0.25)	24.0%	$(0.19)	$(0.32)	40.6%
Net Income (Loss)
Excluding run-off business	$0.24	$0.21	14.3%	$0.47	$0.47	—%
RFIG run-off business	(0.37)	(0.47)	21.3	(0.60)	(0.78)	23.1
Total	$(0.13)	$(0.26)	50.0%	$(0.13)	$(0.31)	58.1%

Cash Dividends Per Share	$0.1775	$0.1750	1.4%	$0.3550	$0.3500	1.4%
Ending Book Value Per Share				$14.50	$15.56	(6.8)%

Old Republic's consolidated results in both 2012 and 2011 periods were affected most adversely by continuing losses in the combined RFIG run-off business. In ORI's active segments, 2012 general insurance profitability, most notably in this year's second quarter, declined as a result of higher claim costs among the Company's three largest liability insurance coverages. On the other hand, Title Insurance operations reflected continued improvements in operating margins.

Consolidated Results - The major components of Old Republic's consolidated results and other data for the periods reported upon are shown below.

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues:
General insurance	$657.8	$604.0	$1,303.7	$1,208.7
Title insurance	411.1	334.6	773.4	674.6
Corporate and other	15.4	22.3	36.3	48.6
Subtotal	1,084.4	961.0	2,113.4	1,932.0
RFIG run-off business	117.5	136.8	243.5	289.0
Total	$1,201.9	$1,097.9	$2,357.0	$2,221.0
Pretax operating income (loss):
General insurance	$59.6	$82.0	$140.1	$170.9
Title insurance	22.5	5.5	31.9	8.1
Corporate and other	(2.2)	(6.1)	(6.5)	(7.5)
Subtotal	79.8	81.5	165.5	171.6
RFIG run-off business	(160.2)	(186.9)	(251.5)	(308.4)
Total	(80.3)	(105.4)	(85.9)	(136.8)
Realized investment gains (losses):
From sales	22.0	5.0	24.9	11.5
From impairments	—	(8.0)	—	(8.0)
Net realized investment gains (losses)	22.0	(2.9)	24.9	3.5
Consolidated pretax income (loss)	(58.3)	(108.3)	(60.9)	(133.3)
Income taxes (credits)	(24.2)	(42.0)	(27.3)	(54.0)
Net income (loss)	$(34.0)	$(66.3)	$(33.5)	$(79.2)

Consolidated underwriting ratio:
Including RFIG run-off business:
Benefits and claim ratio	65.8%	70.7%	62.7%	67.4%
Expense ratio	48.1	47.7	47.8	47.2
Composite ratio	113.9%	118.4%	110.5%	114.6%

Excluding RFIG run-off business:
Benefits and claim ratio	45.9%	45.4%	45.6%	45.2%
Expense ratio	52.5	52.2	52.2	52.0
Composite ratio	98.4%	97.6%	97.8%	97.2%

Diluted earnings per share:
Net operating income (loss)	$(0.19)	$(0.25)	$(0.19)	$(0.32)
Net realized investment gains (losses)	0.06	(0.01)	0.06	0.01
Net income (loss)	$(0.13)	$(0.26)	$(0.13)	$(0.31)

Cash dividends paid per share	$0.1775	$0.1750	$0.3550	$0.3500

Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.17	$0.22	$0.38	$0.46
Title insurance	0.06	0.02	0.08	0.02
Corporate and other	(0.01)	(0.01)	(0.02)	(0.02)
Subtotal	0.22	0.23	0.44	0.46
RFIG run-off business	(0.41)	(0.48)	(0.63)	(0.78)
Total	(0.19)	(0.25)	(0.19)	(0.32)
Net realized investment gains (losses)	0.06	(0.01)	0.06	0.01
Net income (loss)	$(0.13)	$(0.26)	$(0.13)	$(0.31)

The preceding tables show both operating and net income or loss to highlight the effects of realized investment gain or loss recognition on period-to-period comparisons. The recognition of realized investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recognition of estimated losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Likewise, non-recurring items which may emerge from time to time can distort the comparability of the Company's results from period to period. Accordingly, management uses net operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, and believes its use enhances an understanding of Old Republic's core business results. Operating income, however, does not replace net income determined in accordance with GAAP as a measure of total profitability. The composition of realized gains or losses follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Realized gains (losses) from sales of
previously impaired securities:
Actual tax basis (loss) on sales	$—	$—	$—	$—
Accounting adjustment for impairment
charges taken in prior periods	—	—	—	.4
Net amount included herein	—	—	—	.4
Realized gains from sales of all other securities	22.0	5.0	24.9	11.1
Gain (loss) from actual sales	22.0	5.0	24.9	11.5
Realized losses from impairments	—	(8.0)	—	(8.0)
Realized investment gains (losses) reported herein	$22.0	$(2.9)	$24.9	$3.5

General Insurance Results - Operating earnings, with or without the CCI run-off business were lower in this year's second quarter and first six months. Key indicators of year-over-year performance are shown in the following table.

	General Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
A. Prior to reclassification/
Including CCI run-off business:
Net premiums earned	$575.6	$519.0	10.9%	$1,136.7	$1,051.4	8.1%
Net investment income	66.7	68.2	(2.2)	133.3	134.6	(0.9)
Benefits and claim costs	471.5	372.1	26.7	871.7	764.7	14.0
Pretax operating income (loss)	$9.7	$71.0	(86.3)%	$80.8	$139.5	(42.1)%

Claim ratio	81.9%	71.7%	76.7%	72.7%
Expense ratio	26.5	26.2	26.3	25.2
Composite ratio	108.4%	97.9%	103.0%	97.9%

B. All CCI run-off
business reclassification(*):
Net premiums earned	$11.5	$8.5	35.3%	$23.6	$29.4	(19.7)%
Net investment income	—	—	—	—	—	—
Benefits and claim costs	60.4	18.3	230.1	80.7	58.4	38.2
Pretax operating income (loss)	$(49.8)	$(11.0)	(352.7)%	$(59.3)	$(31.3)	(89.5)%

Claim ratio	524.6%	215.1%	341.9%	198.8%
Expense ratio	8.3	14.7	9.5	7.9
Composite ratio	532.9%	229.8%	351.4%	206.7%

C. After reclassification/
Total Excluding all
CCI run-off business:
Net premiums earned	$564.1	$510.5	10.5%	$1,113.1	$1,022.0	8.9%
Net investment income	66.6	68.2	(2.3)	133.3	134.6	(0.9)
Benefits and claim costs	411.0	353.7	16.2	791.0	706.3	12.0
Pretax operating income (loss)	$59.6	$82.0	(27.3)%	$140.1	$170.9	(18.0)%

Claim ratio	72.9%	69.3%	71.1%	69.1%
Expense ratio	26.9	26.3	26.7	25.7
Composite ratio	99.8%	95.6%	97.8%	94.8%
__________________

(*) In connection with the previously noted MI / CCI combination, $48.7 and $58.1 of pretax operating losses for the second quarter and first half of 2012, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that table (B) above incorporates 100% of the CCI run-off business results.

Favorable premium trends in workers' compensation and liability insurance lines in Old Republic's construction, trucking, and large account risk management business were mainly responsible for premium growth in the year's quarterly and year-to-date periods. Key underlying factors in this outcome were the moderate rate improvements obtained in the past eighteen months or so, and a hesitant but nonetheless strengthening pace of U.S. economic activity.

Net investment income trends reflect basic stability as they have throughout Old Republic's business. While general insurance operating cash flow has remained positive, market yields on quality securities to which investments and reinvestments of funds are directed remain at historically low levels.

As section (C) in the above table shows, general insurance composite underwriting ratios for this year's second quarter and first half were up by low single digits in comparison with the preceding year. The increases were most pronounced in the second quarter's loss ratio component which was affected by higher loss costs in the aggregate performance of commercial automobile, general liability, and workers' compensation coverages. Year-over-year, the 2012 expense ratio rose by approximately 2.0 percentage points for both the second quarter and first half due to charges associated with previously deferred policy acquisition ("DAC") costs. These costs stemmed from new Financial Accounting Standards Board guidance which took effect on January 1, 2012.

Title Insurance Results - Old Republic's title insurance business reflected further positive operating momentum through mid-year 2012. Key performance indicators are shown below:

	Title Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Net premiums and fees earned	$403.4	$327.1	23.3%	$758.4	$659.9	14.9%
Net investment income	6.8	6.9	(0.9)	13.6	13.6	0.4
Claim costs	29.4	25.1	17.3	55.1	51.1	7.9
Pretax operating income (loss)	$22.5	$5.5	303.8%	$31.9	$8.1	289.8%

Claim ratio	7.3%	7.7%	7.3%	7.8%
Expense ratio	88.3	92.3	89.8	92.7
Composite ratio	95.6%	100.0%	97.1%	100.5%

Growth in title insurance premiums and fees benefitted from a combination of factors. Key among these has been market share gains emanating from title industry dislocations and consolidation during the past three years, and greater levels of refinancing activity in more recent times. Claim ratios for the 2012 periods were lower in relation to 2011 as claim frequency and severity abated somewhat. Year-over-year expense ratio comparisons benefitted from continued rationalization of the expense structure to accommodate current and future growth expectations.

RFIG Run-off Business Results - The table below reflects RFIG's comparative results before and after the previously noted combination of mortgage guaranty and consumer credit indemnity run-off coverages.

	RFIG Run-off Business
	Quarters Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
A. Prior to reclassification/
Excluding CCI run-off business:
Net premiums earned	$96.3	$111.7	(13.8)%	$199.6	$225.7	(11.6)%
Net investment income	9.6	16.0	(40.0)	19.9	32.7	(39.1)
Claim costs	205.8	283.7	(27.5)	385.2	496.5	(22.4)
Pretax operating income (loss)	$(110.3)	$(175.8)	37.3%	$(192.1)	$(277.0)	30.6%

Claim ratio	213.7%	253.9%	193.0%	220.0%
Expense ratio	8.5	16.0	11.2	15.5
Composite ratio	222.2%	269.9%	204.2%	235.5%

B. CCI run-off business
reclassification(*):
Net premiums earned	$11.5	$8.5	35.3%	$23.6	$29.4	(19.7)%
Net investment income	—	—	—	—	—	—
Claim costs	60.4	18.3	230.1	80.7	58.4	38.2
Pretax operating income (loss)	$(49.8)	$(11.0)	(352.7)%	$(59.3)	$(31.3)	(89.5)%

Claim ratio	524.6%	215.1%	341.9%	198.8%
Expense ratio	8.3	14.7	9.5	7.9
Composite ratio	532.9%	229.8%	351.4%	206.7%

C. After reclassification/ Total
RFIG run-off MI and CCI business:
Net premiums earned	$107.8	$120.2	(10.3)%	$223.2	$255.1	(12.5)%
Net investment income	9.6	16.0	(40.0)	19.9	32.7	(39.1)
Claim costs	266.3	302.1	(11.9)	465.9	554.9	(16.0)
Pretax operating income (loss)	$(160.2)	$(186.9)	14.3%	$(251.5)	$(308.4)	18.5%

Claim ratio	246.9%	251.2%	208.7%	217.5%
Expense ratio	8.5	15.9	11.0	14.7
Composite ratio	255.4%	267.1%	219.7%	232.2%
__________________

(*) In connection with the previously noted MI / CCI combination, $48.7 and $58.1 of pretax operating losses for the second quarter and first half of 2012, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that table (B) above incorporates 100% of the CCI run-off business results.

Mortgage guaranty earned premiums for 2012 continued to decline. The lower top line was mostly due to the gradual depletion of a book of business in run-off operating mode, to premium refunds from claim rescission activity, and, as regards the first half of 2012, the termination of new business production since August, 2011.

Net investment income declined due to a lower invested asset base driven by the aggregate effects of reduced premium volume, ongoing claim disbursements, and a low yield environment affecting the investment portfolio.

MI incurred claim costs for 2012 were lower year-over-year as a continuing downtrend in newly reported cases, relatively stable cure rates, and lower paid claim levels more than offset ongoing declines in claim rescission and denial activity. Operating expenses declined in 2012 as a result of necessary staff reductions and other expense control initiatives.

Table (B) above shows 100% of CCI results as classified for segment reporting purposes. CCI performance in both the second quarter and first half 2012 reflected much greater claim costs due to higher estimates of ongoing claim litigation costs and reduced expectations of salvage recoveries on claim payments.

As reported in earlier periods, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC"), had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a consequence, underwriting of new policies ceased and the existing book of business was placed in run-off operating mode. Afterwards, on January 19, 2012, RMIC received a Summary Order ("Order") from the North Carolina Department of Insurance ("NCDOI") placing the Company under supervision. Among other considerations, the Order instructed RMIC to reduce the cash payment on all claims by 50 percent during an initial period not to exceed one year. The remaining 50 percent deferred payment obligation ("DPO") is retained as a claim reserve to be paid at a future date as and when authorized by the NCDOI. As of June 30, 2012, the accumulated DPO claim reserve amounted to $192.3.

RMIC utilizes a proprietary standard model to forecast and evaluate the potential long-term performance of the book of business. Of necessity, the model takes into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and any future role of Fannie Mae and Freddie Mac.

These matters notwithstanding, the Company's standard model of forecasted results extended through 2021 continues to reflect ultimate profitability for the book of business. While the establishment of a premium deficiency reserve is therefore unwarranted, the model nonetheless contemplates that results for years 2012-2013 will more likely than not reflect an operating loss far in excess of RMIC's statutory capital balance as of year-end 2011. However, as long as the Order remains in place, the statutory accounting treatment of the DPO should mitigate the adverse effect of accentuated claim costs on the statutory capital balance.

The recessionary conditions in U.S. housing finance that first emerged in 2007 have erased the long-term profitability of the MI and CCI insurance coverages and led to substantial losses. As a result, capital funds identified with these coverages at year-end 2006 have been fully depleted. While Old Republic maintains a long-term strategic interest in these lines, as previously disclosed, it has stopped additional funding for them since their capital needs cannot be met with internally available resources. Accordingly, the Mortgage Guaranty run-off will devolve within constraints of Old Republic's currently committed capital resources in RFIG's three mortgage insurance subsidiaries. As of June 30, 2012, the total statutory capital, inclusive of the accumulated DPO reserve funds of $192.3, for these subsidiaries was approximately $195.9. As of the same date, the segment's GAAP capitalization largely attributable to the MI subsidiaries amounted to $96.5 (or $0.38 per share), and consisted of long-term debt of $180.0 due to the ORI parent company and a common equity account deficit of ($83.4).

In consideration of all these factors and circumstances, Old Republic's management and board of directors have concluded that a necessary recapitalization of the combined businesses will require separate external funding at a future, currently unknown date. Combining the MI and CCI lines, while maintaining their separateness within RFIG, provides the corporate structure to achieve that objective.

Corporate and Other Operations - The combination of a small life and health insurance business and the net costs associated with the parent holding company and its internal services subsidiaries produced losses for all 2012 and 2011 periods reported upon. Variations in the results posted by these relatively minor elements of Old Republic's operations usually stem from volatility inherent to the small scale of the life and health insurance business, fluctuations in the costs of external debt, and net interest expenses on intra-system financing agreements. Corporate expenses for 2012's second quarter benefited from lower interest charges due to the repayment of high cost convertible debt of $316 million in May of this year. The combination of these various elements is shown in the following table:

	Corporate and Other Operations
	Quarters Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Life & health premiums earned	$13.0	$19.8	(34.0)%	$31.3	$43.6	(28.3)%
Net investment income	1.8	1.9	(3.2)	3.9	3.6	6.6
Other income	0.4	0.6	(23.4)	1.0	1.2	(14.7)
Benefits and claim costs	9.7	10.6	(8.3)	21.0	22.2	(5.7)
Insurance expenses	6.2	10.9	(42.7)	14.3	23.5	(39.2)
Corporate and other expenses-net	1.7	6.9	(75.3)	7.5	10.2	(26.9)
Pretax operating income (loss)	$(2.2)	$(6.1)	62.8%	$(6.5)	$(7.5)	13.1%

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic's consolidated cash and invested assets as well as shareholders' equity account at the dates shown:

		Cash, Invested Assets, and Shareholders' Equity
					% Change
		June 30,	Dec. 31,	June 30,	June '12/	June '12/
		2012	2011	2011	Dec '11	June '11
Cash and invested assets:	Fair value basis	$10,464.2	$10,685.2	$10,670.4	(2.1)%	(1.9)%
	Original cost basis	$9,774.6	$10,081.8	$10,187.9	(3.0)%	(4.1)%

Shareholders' equity:	Total	$3,712.3	$3,772.5	$3,972.4	(1.6)%	(6.5)%
	Per common share	$14.50	$14.76	$15.56	(1.8)%	(6.8)%

Composition of shareholders' equity per share:
Equity before items below		$12.64	$13.13	$13.71	(3.7)%	(7.8)%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		1.86	1.63	1.85
Total		$14.50	$14.76	$15.56	(1.8)%	(6.8)%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment		$14.12	$14.01	$13.82	.8%	2.2%
RFIG run-off segment		0.38	0.75	1.74
Total		$14.50	$14.76	$15.56	(1.8)%	(6.8)%

Consolidated cash flow from operating activities was positive at $130.3 for this year's first half whereas a deficit of $153.4 was sustained in 2011. Old Republic's general and title insurance segments generated positive operating cash flows while RFIG's run-off operations have continued to produce cash outflows.

The consolidated investment portfolio reflects a current allocation of approximately 82 percent to fixed-maturity securities and 6 percent to equities. As has been the case for many years, Old Republic's invested assets are managed in consideration of enterprise-wide risk management objectives. These are intended to assure solid funding of its insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of capital accounts.

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

	Shareholders' Equity Per Share
	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2012	2012	2011
Beginning balance	$14.74	$14.76	$16.16
Changes in shareholders' equity:
Net operating income (loss)	(0.19)	(0.19)	(0.32)
Net realized investment gains (losses):
From sales	0.06	0.06	0.03
From impairments	—	—	(0.02)
Subtotal	0.06	0.06	0.01
Net unrealized investment gains (losses)	0.07	0.22	0.04
Total realized and unrealized investment gains (losses)	0.13	0.28	0.05
Cash dividends	(0.18)	(0.36)	(0.35)
Stock issuance, foreign exchange, and other transactions	—	0.01	0.02
Net change	(0.24)	(0.26)	(0.60)
Ending balance	$14.50	$14.50	$15.56

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

FINANCIAL POSITION

The Company's financial position at June 30, 2012 reflected decreases in assets, liabilities and common shareholders' equity of 1.1%, .9% and 1.6%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 65.9% and 66.6% of consolidated assets as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the cash and invested asset base decreased by 2.1% to $10,464.2.

Investments - During the first six months of 2012 and 2011, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities. At both June 30, 2012 and 2011, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. The Company does not have any exposure to European sovereign debt instruments. At June 30, 2012, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2012. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	June 30,	December 31,
	2012	2011
Aaa	14.2%	15.2%
Aa	13.0	14.1
A	35.4	36.5
Baa	36.5	33.3
Total investment grade	99.1	99.1
All other (b)	.9	.9
Total	100.0%	100.0%
__________

(a)
Credit quality ratings used are those assigned primarily by Moody's for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor's ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody's ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	June 30, 2012
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Services	$1.9		$.4
Banking	.4		—
Total	$2.3	(c)	$.4
__________

(c)	Represents 0% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	June 30, 2012
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Retail	$15.5		$.7
Natural Gas	20.8		.5
Banking	16.6		.4
Utilities	32.8		.3
Other (includes 17 industry groups)	232.5		1.5
Total	$318.4	(d)	$3.5
__________

(d)	Represents 4.1% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	June 30, 2012
	Adjusted Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Utilities	$4.5		$—
Insurance	—		—
Total	$4.5	(e)	$—	(f)
__________

(e)	Represents 1.3% of the total equity securities portfolio.

(f)	Represents 0% of the cost of the total equity securities portfolio, while gross unrealized gains represent 83.8% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	June 30, 2012
	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$9.6	$—	$—	$—
Due after one year through five years	179.3	.4	.8	—
Due after five years through ten years	114.1	—	2.3	—
Due after ten years	17.7	1.9	.8	.4
Total	$320.8	$2.3	$4.0	$.4

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	June 30, 2012
	Amount of Gross Unrealized Losses
	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$2.6	$—	$—	$2.6
Seven to twelve months	—	—	—	—
More than twelve months	.6	.7	—	1.3
Total	$3.3	$.7	$—	$4.0
Equity Securities:
One to six months	$—	$—	$—	$—
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	$—	$—	$—	$—

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	89	—	—	89
Seven to twelve months	1	—	—	1
More than twelve months	3	2	—	5
Total	93	2	—	95	(g)
Equity Securities:
One to six months	2	—	—	2
Seven to twelve months	—	—	—	—
More than twelve months	—	—	1	1
Total	2	—	1	3	(g)
__________

(g)	At June 30, 2012 the number of issues in an unrealized loss position represent 5.2% as to fixed maturities, and 7.1% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (June 30, 2012 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	June 30,	December 31,
	2012	2011
Maturity Ranges:
Due in one year or less	13.1%	12.0%
Due after one year through five years	43.5	42.4
Due after five years through ten years	40.4	42.1
Due after ten years through fifteen years	1.2	1.6
Due after fifteen years	1.8	1.9
Total	100.0%	100.0%

Average Maturity in Years	4.8	5.0
Duration (h)	4.1	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.1 as of June 30, 2012 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.1%.

Composition of Unrealized Gains (Losses)

	June 30,	December 31,
	2012	2011
Fixed Maturity Securities:
Amortized cost	$7,837.8	$7,884.6
Estimated fair value	8,387.1	8,393.2
Gross unrealized gains	553.4	515.9
Gross unrealized losses	(4.0)	(7.2)
Net unrealized gains (losses)	$549.3	$508.6

Equity Securities:
Original cost	$480.0	$480.5
Adjusted cost(*)	341.4	341.9
Estimated fair value	627.7	580.8
Gross unrealized gains	286.2	243.5
Gross unrealized losses	—	(4.6)
Net unrealized gains (losses)	$286.2	$238.9
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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $361.4 in dividends from its subsidiaries in 2012 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At June 30, 2012, the Company's consolidated debt to equity ratio was 15.5%, a level it currently does not expect to exceed in the foreseeable future.

The Company's 3.75% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them, a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable.

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

At June 30, 2012, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend and financing capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

Capitalization - Old Republic's total capitalization of $4,286.2 at June 30, 2012 consisted of debt of $573.8 and common shareholders' equity of $3,712.3. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended, changes in the fair value of invested assets, and dividend payments.

Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 31 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. As noted in prior periods' reports, the Company's flagship mortgage guaranty insurance carrier had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a result, the Company's mortgage insurance subsidiaries discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. As noted above, RMIC has been operating pursuant to a Supervisory Order since January 19, 2012.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG run-off	Other	Total	% Change from prior period
Years Ended December 31:
2009	$1,661.1	$888.4	$765.9	$73.3	$3,388.9	2.1%
2010	1,694.2	1,211.0	586.8	81.4	3,573.5	5.4
2011	2,109.4	1,362.4	503.2	74.9	4,050.1	13.3
Six Months Ended June 30:
2011	1,022.0	659.9	255.1	43.6	1,980.8	19.0
2012	1,113.1	758.4	223.2	31.3	2,126.1	7.3
Quarters Ended June 30:
2011	510.5	327.1	120.2	19.8	977.7	17.0
2012	$564.1	$403.4	$107.8	$13.0	$1,088.5	11.3%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity (a)	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2009	23.3%	39.2%	7.2%	10.1%	8.6%	11.6%
2010	26.5	40.0	6.6	9.4	6.7	10.8
2011	38.3	33.6	4.9	7.8	5.9	9.5
Six Months Ended June 30:
2011	37.5	33.9	5.1	7.9	6.0	9.6
2012	39.1	33.4	4.3	7.7	6.2	9.3
Quarters Ended June 30:
2011	36.4	34.0	5.1	7.8	6.0	10.7
2012	38.3%	33.3%	4.2%	7.7%	6.2%	10.3%
__________

(a) The consumer credit indemnity coverages are now reported within the RFIG run-off segment and have therefore been excluded for all periods presented.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2009	38.5%	61.5%
2010	35.6	64.4
2011	32.6	67.4
Six Months Ended June 30:
2011	31.6	68.4
2012	33.4	66.6
Quarters Ended June 30:
2011	33.0	67.0
2012	33.5%	66.5%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

Mortgage Guaranty Production by Type
New Insurance Written:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2009	$7,899.2	$—	$.5	$7,899.8
2010	3,990.2	—	—	3,990.2
2011	2,099.8	—	—	2,099.8
Six Months Ended June 30:
2011	1,468.5	—	—	1,468.5
2012	2.0	—	—	2.0
Quarters Ended June 30:
2011	780.2	—	—	780.2
2012	$.4	$—	$—	$.4

New Risk Written by Type:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2009	$1,681.7	$—	$—	$1,681.7
2010	930.0	—	—	930.0
2011	511.0	—	—	511.0
Six Months Ended June 30:
2011	353.5	—	—	353.5
2012	.5	—	—	.5
Quarters Ended June 30:
2011	193.3	—	—	193.3
2012	$—	$—	$—	$—

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2009	$648.6	$644.5	82.8%	88.3%
2010	529.5	498.8	82.1	88.0
2011	468.1	444.9	83.2	85.3
Six Months Ended June 30:
2011	237.1	225.7	81.5	86.2
2012	209.2	199.6	82.0%	86.1%
Quarters Ended June 30:
2011	117.0	111.7
2012	$101.0	$96.3

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.6% of total net risk in force as of June 30, 2012, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2009	$18,727.9	$1,776.7	$297.2	$20,801.9
2010	16,557.4	1,187.0	256.1	18,000.6
2011	14,476.9	1,017.7	176.3	15,671.0
As of June 30:
2011	15,631.4	1,108.8	223.4	16,963.7
2012	$13,184.3	$938.7	$158.1	$14,281.3

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2009	6.5%	28.8%	63.1%	1.6%
2010	6.4	27.5	64.7	1.4
2011	6.2	26.8	65.7	1.3
As of June 30:
2011	6.3	27.0	65.4	1.3
2012	6.3%	27.0%	65.5%	1.2%

Bulk(a):
As of December 31:
2009	17.6%	33.1%	49.2%	.1%
2010	23.2	32.1	44.6	.1
2011	24.0	32.2	43.7	.1
As of June 30:
2011	23.7	32.1	44.1	.1
2012	24.2%	32.3%	43.4%	.1%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2009	5.4%	36.9%	31.2%	26.5%
2010	5.3	37.0	31.9	25.8
2011	5.1	36.2	32.9	25.8
As of June 30:
2011	5.2	36.7	32.4	25.7
2012	4.9%	35.7%	32.9%	26.5%

Bulk(a):
As of December 31:
2009	65.9%	18.4%	7.8%	7.9%
2010	57.7	22.8	9.6	9.9
2011	57.1	22.9	9.8	10.2
As of June 30:
2011	57.2	23.0	9.8	10.0
2012	57.1%	23.0%	9.9%	10.0%
__________

(a)	Bulk pool risk in-force, which represented 30.8% of total bulk risk in-force at June 30, 2012, has been allocated pro-rata based on insurance in-force.

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

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2009	8.5%	8.1%	5.2%	5.1%	5.5%	4.5%	4.0%	3.1%	3.2%	2.9%
2010	8.7	7.5	5.2	5.0	5.1	4.7	4.2	3.1	3.3	2.9
2011	8.8	7.5	5.2	5.0	5.0	4.8	4.3	3.3	3.3	3.0
As of June 30:
2011	8.7	7.4	5.2	5.0	5.0	4.8	4.3	3.2	3.3	3.0
2012	8.7%	7.5%	5.2%	5.0%	5.0%	4.8%	4.3%	3.4%	3.3%	3.1%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2009	4.6%	10.4%	4.0%	4.0%	17.8%	4.1%	2.6%	3.5%	3.2%	5.4%
2010	5.3	9.9	4.3	4.0	15.8	3.5	3.1	3.3	3.9	6.0
2011	5.4	9.9	4.3	4.0	14.9	3.2	3.1	3.5	3.9	6.5
As of June 30:
2011	5.3	10.0	4.4	4.0	15.4	3.4	3.1	3.3	3.9	6.2
2012	5.4%	9.8%	4.3%	4.0%	14.4%	3.0%	3.2%	3.5%	4.0%	6.8%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2009	91.1%	8.9%
2010	92.4	7.6
2011	92.8	7.2
As of June 30:
2011	92.7	7.3
2012	92.8%	7.2%

Bulk (a):
As of December 31:
2009	49.4%	50.6%
2010	57.7	42.3
2011	58.4	41.6
As of June 30:
2011	58.1	41.9
2012	58.6%	41.4%
__________

(a)	Bulk pool risk in-force, which represented 30.8% of total bulk risk in-force at June 30, 2012, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2009	96.3%	3.7%
2010	96.8	3.2
2011	97.0	3.0
As of June 30:
2011	96.9	3.1
2012	97.0%	3.0%

Bulk (a):
As of December 31:
2009	75.4%	24.6%
2010	69.6	30.4
2011	71.0	29.0
As of June 30:
2011	70.0	30.0
2012	72.1%	27.9%
__________

(a)	Bulk pool risk in-force, which represented 30.8% of total bulk risk in-force at June 30, 2012, has been allocated pro-rata based on insurance in-force.

The Company's consumer credit indemnity ("CCI") earned premiums and related risk in force included in the table below have reflected a generally declining trend since 2008. The decline is largely due to a temporary discontinuation of active sales efforts. The following table shows CCI net premiums earned during the indicated periods and the maximum calculated risk in force at the end of the respective periods. Net earned premiums include additional premium adjustments arising from the variable claim experience of individual policies subject to retrospective rating plans. Risk in force reflects estimates of the maximum risk exposures at the inception of individual policies adjusted for cumulative claim costs and the lower outstanding loan balances attributed to such policies through the end of the periods shown below.

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2009	$121.4	$2,004.8
2010	87.9	1,518.6
2011	58.3	1,263.1
Six Months Ended June 30:
2011	29.4	1,384.0
2012	23.6	$1,192.6
Quarters Ended June 30:
2011	8.5
2012	$11.5

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG run-off	Corporate and Other	Total
As of December 31:
2010	$6,451.2	$636.0	$2,039.2	$394.1	$9,520.5	$738.7	$10,259.3
2011	6,610.7	683.7	1,654.0	796.6	9,745.2	750.3	10,495.5
As of June 30:
2011	6,415.9	652.1	1,765.0	850.0	9,683.2	752.9	10,436.2
2012	$6,537.7	$712.7	$1,634.0	$539.2	$9,423.6	$836.6	$10,260.3

	Net Investment Income					Yield at
	General	Title	RFIG run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2009	$258.9	$25.2	$92.0	$7.2	$383.5	4.15%	4.17%
2010	260.1	26.5	85.0	7.3	379.0	3.94	3.80
2011	270.5	27.3	59.3	7.4	364.6	3.71	3.51
Six Months Ended
June 30:
2011	134.6	13.6	32.7	3.6	184.6	3.74	3.57
2012	133.3	13.6	19.9	3.9	170.9	3.51	3.29
Quarters Ended
June 30:
2011	68.2	6.9	16.0	1.9	93.1	3.69	3.53
2012	$66.6	$6.8	$9.6	$1.8	$85.0	3.50%	3.27%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first six months of 2012 and 2011, 59.6% and 67.9%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown.

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2009	$4.2	$11.7	$15.9	$(1.5)	$(8.0)	$(9.5)	$6.3
2010	79.1	31.2	110.3	—	(1.2)	(1.2)	109.1
2011	142.6	23.1	165.8	—	(50.2)	(50.2)	115.5
Six Months Ended
June 30:
2011	10.1	1.4	11.5	—	(8.0)	(8.0)	3.5
2012	18.6	6.3	24.9	—	—	—	24.9
Quarters Ended
June 30:
2011	3.6	1.4	5.0	—	(8.0)	(8.0)	(2.9)
2012	$16.9	$5.0	$22.0	$—	$—	$—	$22.0

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of June 30, 2012 and December 31, 2011:

	Claim and Loss Adjustment Expense Reserves
	June 30, 2012		December 31, 2011
	Gross	Net	Gross	Net

Workers' compensation	$3,464.7	$1,848.1	$3,472.8	$1,830.8
General liability	1,376.5	644.5	1,392.6	645.3
Commercial automobile (mostly trucking)	1,146.0	955.5	1,116.0	925.8
Other coverages	543.3	342.4	548.2	335.9
Unallocated loss adjustment expense reserves	171.2	137.2	172.8	137.0
Total general insurance reserves	6,702.0	3,928.0	6,702.4	3,874.9
Title	357.1	357.1	332.0	332.0
RFIG run-off	1,887.6	1,824.2	1,730.6	1,654.0
Life and health	19.3	15.7	21.3	17.4
Total claim and loss adjustment expense reserves	$8,966.1	$6,125.2	$8,786.6	$5,878.5
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$167.8	$135.4	$182.0	$137.9
% of total general insurance reserves	2.5%	3.4%	2.7%	3.6%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Six Months Ended June 30,
	2012	2011
Net reserve increase(decrease):
General Insurance	$53.1	$(4.1)
Title Insurance	25.0	13.7
RFIG run-off Business	170.1	(76.1)
Other	(1.6)	(.9)
Total	$246.6	$(67.5)

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	June 30,	December 31,
	2012	2011
General Insurance	$1,950.2	$1,878.2
Title Insurance	296.8	262.5
RFIG run-off Business	86.4	94.8
Other	3.7	4.6
Total	$2,337.3	$2,240.4

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

RFIG run-off mortgage guaranty insurance reserves for unpaid claims and claim adjustment expenses are recognized only upon an instance of default, which is defined as an insured mortgage loan for which two or more consecutive monthly payments have been missed. Loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported. Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions.

The Company has the legal right to rescind mortgage insurance coverage unilaterally as expressly stated in its policy. Moreover, two federal courts that have recently considered that policy wording have each affirmed that right (See First Tennessee Bank N.A. v. Republic Mortg. Ins. Co., Case No. 2:10-cv-02513-JPM-cgc (W.D. Tenn., Feb. 25, 2011) and JPMorgan Chase Bank N.A. v. Republic Mortg. Ins. Co., Civil Action No. 10-06141 (SRC) (D. NJ, May 4, 2011), each decision citing supporting state law legal precedent). RMIC's mortgage insurance policy provides that the insured represents that all statements made and information provided to it in an application for coverage for a loan, without regard to who made the statements or provided the information, have been made and presented for and on behalf of the insured; and that such statements and information are neither false nor misleading in any material respect, nor omit any fact necessary to make such statements and information not false or misleading in any material respect. According to the policy, if any of those representations are materially false or misleading with respect to a loan, the Company has the right to cancel or rescind coverage for that loan retroactively to commencement of the coverage. Whenever the Company determines that an application contains a material misrepresentation, it either advises the insured in writing of its findings prior to rescinding coverage or exercises its unilateral right to rescind coverage for that loan, stating the reasons for that action in writing and returning the applicable premium. The rescission of coverage in instances of materially faulty representations or warranties provided in applications for insurance is a necessary and prevailing practice throughout the insurance industry. In the case of mortgage guaranty insurance, rescissions have occurred regularly over the years but have been generally immaterial. Since 2008, however, the Company has experienced a much greater incidence of rescissions due to increased levels of observed fraud and misrepresentations in insurance applications pertaining to business underwritten between 2004 and the first half of 2008. As a result, the Company has incorporated certain assumptions regarding the expected levels of coverage rescissions and claim denials in its reserving methodology since 2008. Such estimates, which are evaluated at each balance sheet date, take into account observed trends in rescission and denial rates. The table below shows the estimated effects of coverage rescissions and claim denials on loss reserves and settled and incurred losses.

	June 30,	June 30,	December 31,	December 31,
	2012	2011	2011	2010
Estimated reduction in beginning reserve	$313.2	$710.3	$710.3	$1,712.2
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	74.2	153.9	223.1	394.1
Prior year	(9.0)	(198.8)	(340.8)	(215.7)
Sub-total	65.1	(44.9)	(117.6)	178.3
Estimated rescission reduction in settled claims	(115.4)	(187.0)	(279.5)	(1,180.3)
Estimated reduction in ending reserve	$262.9	$478.4	$313.2	$710.3

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

During 2010's second half, various news accounts cited possible widespread issues pertaining to the loan foreclosure procedures of lending institutions. Basically, these news reports point to faulty documentation of such foreclosure procedures. In the Company's opinion, the possible impact on its operating segments from foreclosure delays is summarized as follows: Title insurance -- The current foreclosure issues could impact this line of business by legal costs associated with defending title issues created by flaws in the foreclosure proceedings. In an extreme case, a title company could be forced to reimburse the buyer of the home as a result of a faulty foreclosure proceeding. In this event, the Company would look to the protections afforded it in the policy and seek remedies from the foreclosing lender. It is unlikely that these issues would have a material financial impact on our title insurance company. RFIG run-off mortgage guaranty insurance -- a delay in the foreclosure proceedings will have the effect of delaying the filing and ultimate payment of claims. It is not anticipated that this will increase the number of delinquent loans that ultimately go to claim but will result in distressed loans remaining in the later stage of delinquency until the ultimate foreclosure is resolved. The CCI coverage is largely unaffected because foreclosure is not a condition precedent to the filing of a claim by an insured lending institution.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG run-off	Consolidated
Years Ended December 31:
2009	69.0%	7.9%	177.5%	77.0%
2010	67.8	8.0	169.0	63.8
2011	69.2	7.8	230.5	68.3
Six Months Ended June 30:
2011	69.1	7.8	217.5	67.4
2012	71.1	7.3	208.7	62.7
Quarters Ended June 30:
2011	69.3	7.7	251.2	70.7
2012	72.9%	7.3%	246.9%	65.8%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages (a)	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity (a)	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2009	69.0%	71.5%	74.9%	58.1%	63.0%	65.6%	60.1%
2010	67.8	73.0	70.7	36.7	62.8	64.6	67.1
2011	69.2	71.9	72.3	39.2	70.4	64.6	62.8
Six Months Ended
June 30:
2011	69.1	74.6	73.4	42.5	63.8	51.7	60.5
2012	71.1	74.8	74.7	37.0	74.0	60.3	65.8
Quarters Ended
June 30:
2011	69.3	70.9	75.4	38.4	68.3	46.6	60.8
2012	72.9%	75.6%	75.2%	38.1%	71.1%	74.8%	66.8%
__________

(a) The consumer credit indemnity coverages are now reported within the RFIG run-off segment and have therefore been excluded for all periods presented.

The overall general insurance claims ratio shows reasonably consistent trends for the past three years. To a large extent, this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency.

During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily due to the commercial automobile, general aviation, and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in workers' compensation coverages and by ongoing development of asbestos and environmental ("A&E") claim reserves.

Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, typically workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.8 years (gross) and 9.7 years (net of reinsurance) as of June 30, 2012 and 5.9 years (gross) and 9.4 years (net of reinsurance) as of December 31, 2011. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .2% of general insurance group net incurred losses for the five years ended December 31, 2011.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, claim ratios have remained at elevated levels in the most recent three years by comparison to historical trends due to the continuing economic downturn and stresses in the housing and related mortgage lending industries.

The RFIG run-off claim ratios for the periods presented were affected mostly by varying mortgage guaranty claim payment trends and reserve provisions as well as captive and pool transactions. Claim costs for 2012 were lower year-over-year as the continued downward trend in newly reported cases, relatively stable cure rates, and lower paid claims more than offset ongoing declines in claim rescission and denial activity. Old Republic's mortgage guaranty subsidiaries negotiated the termination of various captive reinsurance and pool insurance contracts during 2010 and 2009. Taken together all of these transactions reduced the mortgage guaranty incurred claim ratio by 15.0 and 25.8 percentage points for the years ended December 31, 2010 and 2009, respectively. These claim ratios had risen through year-end 2009 principally as a result of higher reserve provisions and paid losses. Reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled and Paid Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2009	$48,492	$59,386	16.83%	30.81%	$719.5
2010	47,954	58,184	15.55	24.54	748.8
2011	48,254	54,956	14.89	21.90	279.5
Six Months Ended June 30:
2011	47,847	55,635	14.03	23.92	187.0
2012	46,925	54,374	14.27%	19.96%	115.4
Quarters Ended June 30:
2011	48,154	53,684			78.6
2012	$48,052	$53,905			$64.5
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2009	10.6%	34.1%	18.8%	19.5%	30.5%	12.3%	11.6%	21.1%	16.4%	13.9%
2010	9.6	32.6	17.3	19.2	22.6	11.9	11.5	20.7	16.0	11.7
2011	8.4	32.2	15.4	20.6	17.1	12.2	12.1	23.5	15.4	11.5
As of June 30:
2011	7.8	30.6	15.0	18.8	18.8	10.9	10.7	21.0	14.3	10.6
2012	7.4%	32.2%	13.6%	20.8%	15.7%	11.1%	12.0%	24.8%	14.8%	10.5%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2009	16.3%	46.5%	27.6%	35.7%	41.3%	37.5%	21.7%	33.3%	23.4%	26.8%
2010	15.2	37.0	22.3	28.6	27.7	24.6	20.6	27.9	23.2	23.2
2011	14.1	34.0	19.5	26.3	21.8	19.7	20.1	28.2	19.1	23.0
As of June 30:
2011	13.7	37.3	21.7	28.9	25.4	23.2	19.4	29.3	22.1	22.7
2012	12.1%	32.1%	16.3%	24.3%	18.3%	14.7%	19.4%	30.4%	18.0%	22.8%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	NY
As of December 31:
2009	11.2%	36.4%	19.4%	20.5%	33.9%	11.5%	12.9%	24.1%	17.2%	20.1%
2010	9.9	32.1	17.1	19.1	23.2	10.9	12.1	21.5	16.6	18.0
2011	8.8	31.6	15.4	20.5	18.1	11.7	12.7	24.0	15.7	19.0
As of June 30:
2011	8.2	30.8	15.2	18.9	20.1	10.4	11.3	21.9	14.9	17.3
2012	7.8%	31.3%	13.6%	21.0%	16.3%	10.8%	12.6%	25.4%	15.1%	20.0%
__________

(b)	As determined by risk in force as of June 30, 2012, these 10 states represent approximately 50.4%, 58.5%, and 50.6%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2009	$267.9	220.6%	$225.7	185.9%	6.8%	$974.0
2010	278.3	316.4	225.4	256.4	4.6	621.5
2011	111.8	191.7	102.9	176.5	4.4	166.1
Six Months Ended
June 30:
2011	60.6	206.1	58.4	198.8	4.5	103.1
2012	56.1	237.5	80.7	341.9	3.7%	56.3
Quarters Ended
June 30:
2011	21.2	248.3	18.3	215.2		43.4
2012	$30.0	260.3%	$60.4	524.6%		$25.6
__________

(a)	Percent of net CCI earned premiums.

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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG run-off	Consolidated
Years Ended December 31:
2009	26.6%	93.8%	11.6%	41.5%
2010	26.9	93.0	13.3	47.6
2011	25.2	91.2	22.1	47.5
Six Months Ended June 30:
2011	25.7	92.7	14.7	47.2
2012	26.7	89.8	11.0	47.8
Quarters Ended June 30:
2011	26.3	92.3	15.9	47.7
2012	26.9%	88.3%	8.5%	48.1%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The general insurance expense ratio for the first six months of 2012 was impacted by a charge related to previously deferred acquisition costs stemming from new accounting guidance issued by the FASB as discussed further in the Executive Summary. The full year 2011 RFIG run-off expense ratio reflects an accrual of employment severance and similar costs, and the elimination of previously deferred acquisition costs.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG run-off	Consolidated
Years Ended December 31:
2009	95.6%	101.7%	189.1%	118.5%
2010	94.7	101.0	182.3	111.4
2011	94.4	99.0	252.6	115.8
Six Months Ended June 30:
2011	94.8	100.5	232.2	114.6
2012	97.8	97.1	219.7	110.5
Quarters Ended June 30:
2011	95.6	100.0	267.1	118.4
2012	99.8%	95.6%	255.4%	113.9%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (41.6%) and (44.9%) in the second quarter and first six months of 2012, compared to (38.8%) and (40.5%) in the second quarter and first six months of 2011. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets. As of June 30, 2012 and December 31, 2011, a valuation allowance was established for certain net operating loss and tax credit carryforwards which the Company did not expect to realize.

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

Some of the oral or written statements made in the Company's reports, press releases, and conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General Insurance segment, its results can be affected, in particular, by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. RFIG run-off and Title Insurance results can be affected by similar factors and by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. RFIG run-off results, in particular, may also be affected by various mortgage guaranty risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and health insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company's widespread operations.

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

Old Republic's market risk exposures at June 30, 2012, have not materially changed from those identified in the Company's 2011 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2012, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	August 3, 2012

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