Form 10-Q
period 2012-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2012-11-02
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: September 30, 2012 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding September 30, 2012
Common Stock / $1 par value	259,463,122

There are 49 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2012

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6 - 15

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	16 - 45

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	46

	CONTROLS AND PROCEDURES	46

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	47

	ITEM 1A - RISK FACTORS	47

	ITEM 6 - EXHIBITS	47

SIGNATURE		48

EXHIBIT INDEX		49

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $7,792.0 and $7,884.6)	$8,408.5	$8,393.2
Equity securities (at fair value) (adjusted cost: $414.4 and $341.9)	674.9	580.8
Short‑term investments (at fair value which approximates cost)	1,320.3	1,476.2
Miscellaneous investments	29.2	35.3
Total	10,433.0	10,485.6
Other investments	9.3	9.8
Total investments	10,442.3	10,495.5

Other Assets:
Cash	125.5	93.0
Securities and indebtedness of related parties	20.4	16.9
Accrued investment income	98.0	96.5
Accounts and notes receivable	1,180.2	1,039.0
Federal income tax recoverable: Current	77.3	73.5
Deferred	109.5	116.7
Prepaid federal income taxes	—	1.0
Reinsurance balances and funds held	226.3	210.0
Reinsurance recoverable: Paid losses	120.7	100.7
Policy and claim reserves	3,148.9	3,143.1
Deferred policy acquisition costs	176.4	197.6
Sundry assets	461.4	466.2
Total Other Assets	5,745.1	5,554.9
Total Assets	$16,187.5	$16,050.4

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,158.6	$8,786.6
Unearned premiums	1,431.7	1,268.8
Other policyholders' benefits and funds	193.3	193.1
Total policy liabilities and accruals	10,783.6	10,248.6
Commissions, expenses, fees, and taxes	468.2	457.3
Reinsurance balances and funds	452.4	380.5
Debt	573.0	912.8
Sundry liabilities	219.9	278.4
Commitments and contingent liabilities
Total Liabilities	12,497.3	12,277.8

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	259.4	259.3
Additional paid‑in capital	660.5	657.9
Retained earnings	2,287.9	2,472.4
Accumulated other comprehensive income (loss)	511.7	416.0
Unallocated ESSOP shares (at cost)	(29.4)	(33.2)
Total Common Shareholders' Equity	3,690.1	3,772.5
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$16,187.5	$16,050.4
________

(1)
At September 30, 2012 and December 31, 2011, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 259,463,122 and 259,328,278 were issued as of September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Net premiums earned	$1,061.4	$917.1	$2,986.4	$2,730.5
Title, escrow, and other fees	113.9	90.0	315.1	257.4
Total premiums and fees	1,175.3	1,007.2	3,301.5	2,988.0
Net investment income	82.0	90.8	252.9	275.5
Other income	28.7	31.0	88.7	86.6
Total operating revenues	1,286.1	1,129.0	3,643.2	3,350.1
Realized investment gains (losses):
From sales	18.6	26.5	43.6	38.1
From impairments	—	(42.1)	—	(50.2)
Total realized investment gains (losses)	18.6	(15.5)	43.6	(12.0)
Total revenues	1,304.8	1,113.5	3,686.8	3,338.0

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	734.2	734.9	2,060.9	2,062.4
Dividends to policyholders	5.8	3.8	11.9	11.0
Underwriting, acquisition, and other expenses	590.1	532.8	1,675.5	1,530.6
Interest and other charges	5.8	24.4	30.4	49.8
Total expenses	1,335.9	1,296.2	3,778.9	3,654.0
Income (loss) before income taxes (credits)	(31.1)	(182.7)	(92.1)	(316.0)

Income Taxes (Credits):
Current	(.3)	(25.8)	(2.9)	(21.0)
Deferred	(15.8)	(40.3)	(40.7)	(99.1)
Total	(16.2)	(66.1)	(43.6)	(120.2)

Net Income (Loss)	$(14.8)	$(116.5)	$(48.4)	$(195.7)

Net Income (Loss) Per Share:
Basic	$(.06)	$(.46)	$(.19)	$(.77)
Diluted	$(.06)	$(.46)	$(.19)	$(.77)

Average shares outstanding: Basic	255,921,356	255,137,235	255,713,842	254,961,965
Diluted	255,921,356	255,137,235	255,713,842	254,961,965

Dividends Per Common Share:
Cash	$.1775	$.1750	$.5325	$.5250

Consolidated Statements of Comprehensive Income (Unaudited)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income (Loss) As Reported	$(14.8)	$(116.5)	$(48.4)	$(195.7)

Other comprehensive income (loss):
Net unrealized gains (losses) on securities,
net of tax	28.5	30.0	84.7	39.2
Net adjustment related to defined benefit pension
plans, net of tax	1.7	1.0	5.2	3.0
Foreign currency translation and other adjustments	5.8	(16.2)	5.6	(14.4)
Net adjustments	36.1	14.8	95.6	27.8

Comprehensive Income (Loss)	$21.3	$(101.7)	$47.2	$(167.9)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(48.4)	$(195.7)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	21.6	28.6
Premiums and other receivables	(141.0)	(58.8)
Unpaid claims and related items	463.4	(37.9)
Unearned premiums and other policyholders' liabilities	65.1	37.8
Income taxes	(44.7)	(111.6)
Prepaid federal income taxes	1.0	101.9
Reinsurance balances and funds	35.0	22.1
Realized investment (gains) losses	(43.6)	12.0
Accounts payable, accrued expenses and other	13.9	73.9
Total	322.3	(127.6)

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	688.3	669.5
Sales	357.0	401.6
Sales of:
Equity securities	71.1	72.7
Other - net	23.9	27.4
Purchases of:
Fixed maturity securities	(950.3)	(952.8)
Equity securities	(132.1)	(49.8)
Other - net	(27.8)	(39.8)
Net decrease (increase) in short-term investments	156.1	(311.8)
Other‑net	(.5)	(.3)
Total	185.7	(183.4)

Cash flows from financing activities:
Issuance of debentures and notes	—	537.0
Issuance of common shares	.7	1.0
Redemption of debentures and notes	(339.7)	(112.1)
Dividends on common shares	(136.0)	(133.8)
Other - net	(.5)	.2
Total	(475.7)	292.4

Increase (decrease) in cash:	32.4	(18.6)
Cash, beginning of period	93.0	127.3
Cash, end of period	$125.5	$108.7

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$34.8	$28.7
Income taxes	$1.4	$(8.2)

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

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. In October 2010, the FASB issued authoritative guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance was effective for the Company for the year beginning January 1, 2012 and could be applied prospectively or retrospectively. The Company completed its evaluation of the new guidance during the first quarter 2012 and elected to adopt the new standard on a prospective basis. The adoption of the guidance resulted in pretax charges of approximately $9 and $31 for the third quarter and first nine months of 2012, respectively. In addition, the FASB issued guidance requiring additional disclosures regarding financial instruments disclosed, but not carried, at fair value in the financial statements. The disclosures relative to all these matters are included in the pertinent notes herein.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(14.8)	$(116.5)	$(48.4)	$(195.7)
Numerator for basic earnings per share -
income (loss) available to common stockholders	(14.8)	(116.5)	(48.4)	(195.7)
Adjustment for interest expense incurred on
assumed conversions of convertible senior notes	—	—	—	—
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversions	$(14.8)	$(116.5)	$(48.4)	$(195.7)

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	255,921,356	255,137,235	255,713,842	254,961,965
Effect of dilutive securities - stock based
compensation awards	—	—	—	—
Effect of dilutive securities - convertible senior notes	—	—	—	—
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversions (a)	255,921,356	255,137,235	255,713,842	254,961,965
Earnings per share: Basic	$(.06)	$(.46)	$(.19)	$(.77)
Diluted	$(.06)	$(.46)	$(.19)	$(.77)

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	15,232,002	16,019,921	15,269,348	16,049,634
Convertible senior notes	35,414,445	62,893,212	35,404,783	54,291,380
Total	50,646,447	78,913,133	50,674,131	70,341,014
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of September 30, 2012 and December 31, 2011, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarter and nine months ended September 30, 2012, whereas, $42.1 and $50.2 was recognized in the quarter and nine months ended September 30, 2011.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
September 30, 2012:
U.S. & Canadian Governments	$1,045.6	$72.6	$.1	$1,118.1
Tax-exempt	447.8	14.9	—	462.7
Corporate	6,298.5	531.3	2.4	6,827.5
	$7,792.0	$619.0	$2.5	$8,408.5
December 31, 2011:
U.S. & Canadian Governments	$1,104.0	$78.3	$.1	$1,182.1
Tax-exempt	597.1	23.4	—	620.5
Corporate	6,183.5	414.1	7.0	6,590.5
	$7,884.6	$515.9	$7.2	$8,393.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at September 30, 2012:
Due in one year or less	$1,185.0	$1,204.2
Due after one year through five years	3,301.4	3,517.8
Due after five years through ten years	3,076.0	3,436.1
Due after ten years	229.4	250.2
	$7,792.0	$8,408.5

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $131.3 at September 30, 2012 and $138.5 December 31, 2011 follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
September 30, 2012	$414.4	$267.0	$6.5	$674.9
December 31, 2011	$341.9	$243.5	$4.6	$580.8

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012:
Fixed Maturity Securities:
U.S. & Canadian Governments	$9.1	$.1	$—	$—	$9.1	$.1
Tax-exempt	—	—	—	—	—	—
Corporate	89.0	1.9	3.5	.4	92.5	2.4
Subtotal	98.2	2.0	3.5	.4	101.7	2.5
Equity Securities	89.1	6.5	—	—	89.1	6.5
Total	$187.3	$8.6	$3.5	$.4	$190.8	$9.1

December 31, 2011:
Fixed Maturity Securities:
U.S. & Canadian Governments	$35.5	$.1	$—	$—	$35.5	$.1
Tax-exempt	2.1	—	.6	—	2.7	—
Corporate	402.9	6.7	1.7	.2	404.7	7.0
Subtotal	440.6	7.0	2.3	.2	443.0	7.2
Equity Securities	98.4	4.5	—	—	98.5	4.6
Total	$539.1	$11.5	$2.4	$.3	$541.5	$11.9

At September 30, 2012, the Company held 27 fixed maturity and 16 equity securities in an unrealized loss position, representing 1.5% as to fixed maturities and 26.2% as to equity securities of the total number of such issues it held. At December 31, 2011, the Company held 131 fixed maturity and 6 equity securities in an unrealized loss position, representing 7.1% as to fixed maturities and 14.3% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 3 and 4 fixed maturity securities and 1 and 1 equity securities, had been in a continuous unrealized loss position for more than 12 months as of September 30, 2012 and December 31, 2011, respectively. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of September 30, 2012 and December 31, 2011.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

Fair value measurements as of September 30, 2012:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$382.3	$735.8	$—	$1,118.1
Tax-exempt	—	462.7	—	462.7
Corporate	—	6,796.7	30.7	6,827.5
Equity securities	671.9	—	2.9	674.9
Short-term investments	$1,315.3	$—	$5.0	$1,320.3

Fair value measurements as of December 31, 2011:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$389.8	$792.2	$—	$1,182.1
Tax-exempt	—	620.5	—	620.5
Corporate	—	6,560.0	30.5	6,590.5
Equity securities	579.0	—	1.8	580.8
Short-term investments	$1,471.1	$—	$5.0	$1,476.2

There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2012.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At September 30, 2012, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Investment income from:
Fixed maturity securities	$79.1	$89.1	$243.9	$268.9
Equity securities	2.5	2.4	7.7	7.3
Short-term investments	.4	.3	1.5	1.1
Other sources	1.1	.8	3.5	3.3
Gross investment income	83.2	92.7	256.7	280.7
Investment expenses (a)	1.2	1.9	3.8	5.2
Net investment income	$82.0	$90.8	$252.9	$275.5

Realized gains (losses) on:
Fixed maturity securities:
Gains	$7.7	$9.9	$26.3	$21.5
Losses	—	(.1)	—	(1.6)
Net	7.7	9.7	26.3	19.9

Equity securities & other long-term investments	10.9	(25.3)	17.2	(31.9)
Total	18.6	(15.5)	43.6	(12.0)
Income taxes (credits)(b)	6.5	(8.3)	15.3	(7.1)
Net realized gains (losses)	$12.1	$(7.2)	$28.3	$(4.9)
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$66.9	$116.1	$108.1	$173.9
Less: Deferred income taxes (credits)	23.3	40.4	37.7	60.6
Net changes in unrealized investment gains (losses)	$43.5	$75.7	$70.4	$113.2

Equity securities & other long-term investments	$(23.1)	$(70.2)	$21.8	$(113.8)
Less: Deferred income taxes (credits)	(8.0)	(24.5)	7.5	(39.9)
Net changes in unrealized investment gains (losses)	$(15.0)	$(45.6)	$14.2	$(73.9)
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.5 for both quarters ended September 30, 2012 and 2011, and $1.5 and $1.4 for the nine months ended September 30, 2012 and 2011, respectively.

(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

4. Pension Plans:

As of September 30, 2012, the Company has four pension plans covering a portion of its work force. The four plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan), the Old Republic National Title Group Pension Plan (the Title Plan), and the PMA Capital Corporation Pension Plan (the PMA Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. With the exception of the PMA Plan, these plans have been closed to new participants since December 31, 2004. The PMA Plan was frozen as of December 31, 2005. Under the terms of the freeze, the plan is closed to new participants and eligible employees retained all of their rights under the plan that they had vested as of December 31, 2005 but do not accrue any additional benefits thereafter. Plan assets are comprised principally of bonds, common stocks and short-term investments. Cash contributions of $12.0 and $26.0 were made to the pension plans in the current quarter and first nine months of 2012, respectively, and no additional cash contributions are expected to be made in the remaining portion of calendar year 2012.

5. Information About Segments of Business:

The Company is engaged in the single business of insurance underwriting. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its General Insurance Group (property and liability insurance), Title Insurance Group, and the Republic Financial Indemnity Group ("RFIG") run-off business. The results of a small life & accident insurance business are included with those of the holding company parent and minor corporate services operations. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. In late March of this year, Old Republic announced that its General Insurance Group's Consumer Credit Indemnity (CCI) division would be combined with its Mortgage Guaranty (MI) business in a renamed Republic Financial Indemnity Group,

Inc. (RFIG) run-off segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints. The combination affects the manner in which segmented results are presented. Accordingly, the segmented results below show the combination of these coverages as a single run-off book of business within the Company's consolidated operations. Prior periods' segmented information for the general insurance and RFIG run-off business segments has therefore been reclassified to provide necessary consistency in period-to-period comparisons. Segment results exclude net realized investment gains or losses and other-than-temporary impairments as these are aggregated in the consolidated totals. The contributions of the segments to consolidated totals are shown in the following table.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011 (c)	2012	2011 (c)
General Insurance:
Net premiums earned	$615.8	$535.2	$1,729.0	$1,557.2
Net investment income and other income	92.9	97.0	283.5	283.7
Total revenues before realized gains or losses	$708.8	$632.2	$2,012.5	$1,840.9
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$60.3	$77.2	$200.5	$248.1
Income tax expense (credits) on above	$16.6	$23.9	$59.6	$77.5

Title Insurance:
Net premiums earned	$333.8	$240.3	$891.1	$732.9
Title, escrow and other fees	113.9	90.0	315.1	257.4
Sub-total	447.7	330.4	1,206.2	990.3
Net investment income and other income	7.2	7.2	22.1	22.0
Total revenues before realized gains or losses	$455.0	$337.7	$1,228.4	$1,012.3
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$21.7	$9.6	$53.6	$17.8
Income tax expense (credits) on above	$8.0	$3.3	$19.3	$5.8

RFIG Run-off Business:
Net premiums earned	$98.0	$125.2	$321.3	$380.3
Net investment income and other income	8.2	15.4	28.6	49.3
Total revenues before realized gains or losses	$106.3	$140.7	$349.9	$429.7
Income (loss) before taxes (credits) and
realized investment gains or losses(a)(d)	$(132.9)	$(250.3)	$(384.5)	$(558.7)
Income tax expense (credits) on above	$(46.3)	$(84.0)	$(134.3)	$(192.4)

Consolidated Revenues:
Total revenues of above Company segments	$1,270.1	$1,110.6	$3,590.9	$3,283.1
Other sources (b)	27.6	33.7	96.5	110.9
Consolidated net realized investment gains (losses)	18.6	(15.5)	43.6	(12.0)
Consolidation elimination adjustments	(11.6)	(15.3)	(44.2)	(43.9)
Consolidated revenues	$1,304.8	$1,113.5	$3,686.8	$3,338.0

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(50.9)	$(163.4)	$(130.3)	$(292.7)
Other sources - net (b)	1.1	(3.6)	(5.4)	(11.1)
Consolidated net realized investment gains (losses)	18.6	(15.5)	43.6	(12.0)
Consolidated income (loss) before income
taxes (credits)	$(31.1)	$(182.7)	$(92.1)	$(316.0)

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(21.6)	$(56.6)	$(55.3)	$(109.1)
Other sources - net (b)	(1.1)	(1.1)	(3.5)	(3.9)
Income tax expense (credits) on consolidated
net realized investment gains (losses)	6.5	(8.3)	15.3	(7.1)
Consolidated income tax expense (credits)	$(16.2)	$(66.1)	$(43.6)	$(120.2)

	September 30,	December 31,
	2012	2011 (c)
Consolidated Assets:
General	$12,743.8	$12,311.2
Title	1,031.8	956.2
RFIG run-off	2,140.5	2,100.7
Other assets (b)	541.2	973.4
Consolidation elimination adjustments	(270.0)	(291.2)
Consolidated	$16,187.5	$16,050.4
__________

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $7.1 and $21.0 compared to $6.6 and $18.1 for the quarter and nine months ended September 30, 2012 and 2011, respectively; Title - $2.0 and $6.0 compared to $1.3 and $3.9 for the quarter and nine months ended September 30, 2012 and 2011, respectively, and RFIG run-off - $(2.1) and $2.1 compared to $2.0 and $5.9 for the quarter and nine months ended September 30, 2012 and 2011, respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and accident insurance operation.
(c) 2011 segment information for General Insurance and RFIG Run-off Business has been reclassified to conform to the 2012 presentation.
(d) Income (loss) before taxes (credits) for 2011 interim periods includes an accrual of employment severance and similar costs ($5.3), elimination of previously deferred acquisition costs ($29.1) no longer deemed recoverable in future run-off periods, and a write-off of the historical goodwill balance ($10.7).

General Insurance results for the third quarter and first nine months of 2012 reflect pretax charges of approximately $9 and $31, respectively, related to previously deferred acquisition costs ("DAC"). The DAC charge stemmed from new accounting guidance issued by the FASB which became effective as of January 1, 2012.

The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC"), had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a consequence, underwriting of new policies ceased and the existing book of business was placed in run-off operating mode. Afterwards, on January 19, 2012, RMIC received a Summary Order ("Order") from the North Carolina Department of Insurance ("NCDOI") which placed the Company under supervision. Among other considerations, the Order instructed RMIC to reduce the cash payment on all claims by 50 percent during an initial period not to exceed one year. The remaining 50 percent deferred payment obligation ("DPO") is retained as a claim reserve to be paid at a future date as and when authorized by the NCDOI. As of September 30, 2012, the accumulated DPO claim reserve amounted to $279.4.

6. Commitments and Contingent Liabilities:

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings which may prove to be material to the Company or a subsidiary are discussed below.

Purported class action lawsuits are pending against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in federal courts in two states - Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006), and Texas (Ahmad et al. v. ORNTIC, U.S. District Court, Northern District, Texas, Dallas Division, filed February 8, 2008). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The Pennsylvania suit also alleges violations of the federal Real Estate Settlement Procedures Act ("RESPA"). The Court in the Texas suit dismissed similar RESPA allegations. Classes have been certified in the Pennsylvania suit, but the 5th Circuit Court of Appeals has reversed the earlier class certification in the Texas case.

On May 22, 2009, a purported national class action suit was filed against the Company's subsidiary, Old Republic Home Protection Company, Inc. ("ORHP"), in the U.S. District Court in Birmingham, Alabama (Barker v. Old Republic Home Protection Company, Inc.) alleging that ORHP paid fees to real estate brokers to market its home warranty contracts and that the payment of such fees was in violation of Sections 8(a) and 8(b) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA. No class has been certified, and the action is not expected to result in any material liability to the Company.

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

Nine purported class action suits alleging RESPA violations have been filed in the Federal District Courts, two in the Central District of California, one in the Eastern District of California, four in the Eastern District of Pennsylvania, and two in the Western District of Pennsylvania, respectively, between December 9, 2011 and October 3, 2012. The suits target J.P. Morgan Chase Bank, N.A., the PNC Financial Services Group, Inc. as successor to National City Bank, N.A., Citibank, N.A., HSBC Bank USA, N.A., Bank of America, N.A., Fifth Third Bank, N.A., Flagstar Bank, FSB, First Tennessee Bank, N.A., and Wachovia Bank, N.A., each of their wholly-owned captive insurance subsidiaries and most or all of the mortgage guaranty insurance companies, including RMIC. (Samp, Komarchuk, Whitaker v. J.P. Morgan Chase Bank, N.A., et al.; White, Hightower v. The PNC Financial Services Group, Inc., et al.; Menichino v. Citibank, N.A., et al.; McCarn v. HSBC Bank USA, N.A., et al.; Riddle v. Bank of America, et al.; Manners v. Fifth Third Bank, et al.; Hill, et al. v. Flagstar Bank, FSB. et al.; Barlee v. First Tennessee Bank, N.A., et al.; and Orange v. Wachovia Bank, N.A., et al.) The lawsuits, filed by the same law firms, are substantially identical in alleging that the mortgage guaranty insurers had reinsurance arrangements with the defendant banks' captive insurance subsidiaries under which payments were made in violation of the anti-kickback and fee splitting prohibitions of Sections 8(a) and 8(b) of RESPA. Each of the suits seeks unspecified damages, costs, fees and the return of the allegedly improper payments. A class has not been certified in any of the suits.

A purported state class action suit was filed against Old Republic Title Company in the Superior Court of California for Orange County on January 7, 2011, on behalf of the Company's escrow officers and escrow assistants in the State of California. (Hinrichs v. Old Republic Title Company). The Company filed a demur to the complaint, and in response, plaintiff filed an Amended Complaint on January 5, 2012 adding another named plaintiff. The suit alleges that the

Company failed to pay overtime, failed to calculate overtime properly, denied meal breaks and rest breaks, and failed to itemize pay statements, in violation of the California Labor Code and seeks compensatory damages, statutory penalties, interest, costs and attorneys' fees. The putative class period is from January 7, 2007 to the present. The law firm representing the plaintiffs has filed similar suits against a number of other title companies in the state. The Company believes it has strong defenses to the allegations and to the certification of a class in the matter.

On September 26, 2012, a purported national class action suit was filed against Old Republic Home Protection Company in the Superior Court of California for Riverside County. (Friedman v. Old Republic Home Protection Company, Inc.). The suit alleges that the Company operates in breach of its home warranty contracts, in breach of implied covenants of good faith and fair dealing, in violation of various provisions of the California Civil Code and Business and Professions Code, and is guilty of false advertising. The stated class period is from November 24, 2004 through the present. The suit seeks declaratory relief, injunctive relief, restitution, damages, costs and attorneys' fees in unspecified amounts. The firm representing the plaintiff had previously filed similar suits against the Company, which were unsuccessful. The Company succeeded in having the case removed to the U.S. District Court for the Central District of California on October 24, 2012, and believes it has strong defenses to the allegations and to the certification of any class in this matter.

PNC Bank, N.A., as successor-in-interest to National City Corporation, filed suit against RMIC on October 10, 2012 in the United States District Court for the Western District of Pennsylvania disputing RMIC's denials and rescissions of its mortgage guaranty insurance coverage on an unspecified number of mortgage loans. (PNC Bank, N.A. v. Republic Mortgage Insurance Company). The suit seeks certain declaratory relief and unspecified compensatory, consequential and punitive damages.

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

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$554.6	$550.0	$489.5
8.0% Convertible Senior Notes due 2012	—	—	316.2	320.9
ESSOP debt with an average yield of 3.75%
and 3.73%, respectively	20.8	20.8	23.4	23.4
Junior subordinated debt due 2037 with an average
yield of 8.29%	—	—	20.0	20.0
Other miscellaneous debt	2.1	2.1	3.1	3.1
Total debt	$573.0	$577.7	$912.8	$857.0

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

At September 30, 2012, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend and financing capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

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

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
September 30, 2012	$573.0	$577.7	$—	$554.6	$23.0
December 31, 2011	$912.8	$857.0	$—	$810.4	$46.6

8. Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service ("IRS") could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The IRS is currently examining the Company's 2005 through 2010 consolidated Federal income tax returns, including amendments, relative to claims for recovery of taxes previously paid. The Company's consolidated 2006 Federal income tax return has been examined and no significant adjustments have been identified.The Company classifies interest and penalties as income tax expense in the consolidated statement of income.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANAYLSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2012 and 2011
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) run-off business. A small life and accident insurance business, accounting for 1.4% of consolidated operating revenues for the nine months ended September 30, 2012 and 1.5% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

In late March of this year, we announced that our General Insurance Group's Consumer Credit Indemnity (CCI) division would be combined with our Mortgage Guaranty (MI) business in a renamed Republic Financial Indemnity Group, Inc. ("RFIG") run-off segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints.

The combination affects the manner in which segmented information is now presented. The results of the combined coverages are therefore shown as a single run-off book of business within ORI's consolidated operations. Prior periods' segmented information for the general insurance and RFIG run-off business segments has been reclassified to provide necessary consistency in period-to-period comparisons.

	Financial Highlights
	Quarters Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Operating Revenues:
Excluding run-off business	$1,179.8	$988.3	19.4%	$3,293.3	$2,920.4	12.8%
RFIG run-off business	106.3	140.7	(24.4)	349.9	429.7	(18.6)
Total	$1,286.1	$1,129.0	13.9%	$3,643.2	$3,350.1	8.7%
Net Operating Income (Loss):
Excluding run-off business	$59.6	$57.0	4.6%	$173.3	$175.4	(1.2)%
RFIG run-off business	(86.6)	(166.3)	47.9	(250.1)	(366.2)	31.7
Total	$(26.9)	$(109.3)	75.3%	$(76.7)	$(190.8)	59.8%
Net Income (Loss):
Excluding run-off business	$71.6	$43.3	65.4%	$192.9	$162.0	19.1%
RFIG run-off business	(86.4)	(159.8)	45.9	(241.3)	(357.8)	32.6
Total	$(14.8)	$(116.5)	87.3%	$(48.4)	$(195.7)	75.3%
Diluted Earnings Per Share:
Net Operating Income (Loss)
Excluding run-off business	$0.23	$0.22	4.5%	$0.67	$0.68	(1.5)%
RFIG run-off business	(0.34)	(0.65)	47.7	(0.97)	(1.43)	32.2
Total	$(0.11)	$(0.43)	74.4%	$(0.30)	$(0.75)	60.0%
Net Income (Loss)
Excluding run-off business	$0.28	$0.16	75.0%	$0.75	$0.63	19.0%
RFIG run-off business	(0.34)	(0.62)	45.2	(0.94)	(1.40)	32.9
Total	$(0.06)	$(0.46)	87.0%	$(0.19)	$(0.77)	75.3%

Cash Dividends Per Share	$0.1775	$0.1750	1.4%	$0.5325	$0.5250	1.4%
Ending Book Value Per Share				$14.40	$14.98	(3.9)%

Old Republic's consolidated results reflect substantial year-over-year improvements. Overall performance, however, remains weakened by continuing though abating losses from the combined RFIG run-off operations. Moreover, 2012 general insurance profitability was hindered by higher claim costs for the Company's three largest liability insurance coverages. On the other hand title insurance operations posted more profitable results as favorable trends incepted in mid-2010 continued at a quickening pace.

Consolidated Results - The major components of Old Republic's consolidated results and other data for the periods reported upon are shown below.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
General insurance	$708.8	$632.2	$2,012.5	$1,840.9
Title insurance	455.0	337.7	1,228.4	1,012.3
Corporate and other	15.9	18.4	52.3	67.0
Subtotal	1,179.8	988.3	3,293.3	2,920.4
RFIG run-off business	106.3	140.7	349.9	429.7
Total	$1,286.1	$1,129.0	$3,643.2	$3,350.1
Pretax operating income (loss):
General insurance	$60.3	$77.2	$200.5	$248.1
Title insurance	21.7	9.6	53.6	17.8
Corporate and other	1.1	(3.6)	(5.4)	(11.1)
Subtotal	83.1	83.2	248.7	254.8
RFIG run-off business	(132.9)	(250.3)	(384.5)	(558.7)
Total	(49.8)	(167.1)	(135.7)	(303.9)
Realized investment gains (losses):
From sales	18.6	26.5	43.6	38.1
From impairments	—	(42.1)	—	(50.2)
Net realized investment gains (losses)	18.6	(15.5)	43.6	(12.0)
Consolidated pretax income (loss)	(31.1)	(182.7)	(92.1)	(316.0)
Income taxes (credits)	(16.2)	(66.1)	(43.6)	(120.2)
Net income (loss)	$(14.8)	$(116.5)	$(48.4)	$(195.7)

Consolidated underwriting ratio:
Including RFIG run-off business:
Benefits and claim ratio	63.0%	73.4%	62.8%	69.4%
Expense ratio	47.6	49.5	47.7	48.0
Composite ratio	110.6%	122.9%	110.5%	117.4%

Excluding RFIG run-off business:
Benefits and claim ratio	47.1%	47.0%	46.1%	45.8%
Expense ratio	51.1	50.5	51.8	51.5
Composite ratio	98.2%	97.5%	97.9%	97.3%

Diluted earnings per share:
Net operating income (loss)	$(0.11)	$(0.43)	$(0.30)	$(0.75)
Net realized investment gains (losses)	0.05	(0.03)	0.11	(0.02)
Net income (loss)	$(0.06)	$(0.46)	$(0.19)	$(0.77)

Cash dividends paid per share	$0.1775	$0.1750	$0.5325	$0.5250

Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.17	$0.21	$0.55	$0.67
Title insurance	0.05	0.02	0.13	0.05
Corporate and other	0.01	(0.01)	(0.01)	(0.04)
Subtotal	0.23	0.22	0.67	0.68
RFIG run-off business	(0.34)	(0.65)	(0.97)	(1.43)
Total	(0.11)	(0.43)	(0.30)	(0.75)
Net realized investment gains (losses)	0.05	(0.03)	0.11	(0.02)
Net income (loss)	$(0.06)	$(0.46)	$(0.19)	$(0.77)

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Realized gains (losses) from sales of
previously impaired securities:
Actual tax basis (loss) on sales	$(2.0)	$—	$(2.0)	$—
Accounting adjustment for impairment
charges taken in prior periods	7.5	—	7.5	.4
Net amount included herein	5.4	—	5.4	.4
Net realized gains from sales of all other securities	13.2	26.5	38.1	37.7
Net gain (loss) from actual sales	18.6	26.5	43.6	38.1
Net realized losses from impairments	—	(42.1)	—	(50.2)
Net realized investment gains (losses) reported herein	$18.6	$(15.5)	$43.6	$(12.0)

General Insurance Results - Operating earnings, with or without the CCI run-off business were lower in this year's third quarter and first nine months. Key indicators of year-over-year performance are shown in the following table.

	General Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
A. Prior to reclassification/
Including CCI run-off business:
Net premiums earned	$625.2	$550.0	13.7%	$1,762.0	$1,601.4	10.0%
Net investment income	65.2	67.5	(3.5)	198.5	202.2	(1.8)
Benefits and claim costs	482.3	407.3	18.4	1,354.1	1,172.0	15.5
Pretax operating income (loss)	$53.4	$64.7	(17.5)%	$134.2	$204.2	(34.3)%

Claim ratio	77.1%	74.1%	76.9%	73.2%
Expense ratio	23.4	24.9	25.3	25.1
Composite ratio	100.5%	99.0%	102.2%	98.3%

B. All CCI run-off
business reclassification(*):
Net premiums earned	$9.3	$14.7	(36.1)%	$33.0	$44.1	(25.3)%
Net investment income	—	—	—	—	—	—
Benefits and claim costs	15.7	25.7	(37.8)	96.5	84.2	14.7
Pretax operating income (loss)	$(6.9)	$(12.5)	42.8%	$(66.2)	$(43.8)	(51.3)%

Claim ratio	168.1%	174.4%	292.4%	190.6%
Expense ratio	6.2	10.3	8.5	8.8
Composite ratio	174.3%	184.7%	300.9%	199.4%

C. After reclassification/
Total Excluding all
CCI run-off business:
Net premiums earned	$615.8	$535.2	15.1%	$1,729.0	$1,557.2	11.0%
Net investment income	65.1	67.5	(3.7)	198.4	202.1	(1.8)
Benefits and claim costs	466.5	381.5	22.3	1,257.5	1,087.8	15.6
Pretax operating income (loss)	$60.3	$77.2	(21.9)%	$200.5	$248.1	(19.2)%

Claim ratio	75.8%	71.3%	72.7%	69.9%
Expense ratio	23.7	25.3	25.6	25.6
Composite ratio	99.5%	96.6%	98.3%	95.5%
__________________

(*) In connection with the previously noted MI / CCI combination, $6.1 and $64.3 of pretax operating losses for the third quarter and first nine months of 2012, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that table (B) above incorporates 100% of the CCI run-off business results.

Favorable premium trends in workers' compensation and liability insurance lines in Old Republic's construction, trucking, and large account risk management business were mainly responsible for premium growth in the year's quarterly and year-to-date periods. Key underlying factors in this regard stemmed from moderate rate improvements garnered in the past twenty-four months or so, and the strengthening though hesitant pace of U.S. economic activity.

As in other parts of Old Republic's business, general insurance net investment income trends reflect basic stability. While operating cash flow has remained positive and additive to the invested asset base, market yields on quality securities to which investments and reinvestments of funds are directed continue their further decline to historically low levels.

As section (C) in the above table shows, the general insurance composite underwriting ratio for this year's reporting periods was up by low single digits when compared with 2011. Higher loss costs for the aggregate commercial automobile (trucking), general liability, and workers' compensation coverages were most responsible for this uptrend. Year-over-year, the general expense ratio was affected by approximately 1.5 and 1.8 percentage points in the third quarter and first nine months of 2012, respectively, for charges related to previously deferred policy acquisition costs no longer amortizable. These costs, which stem from new Financial Accounting Standards Board guidance that took effect on January 1, 2012, will be fully amortized by this year-end.

Title Insurance Results - Old Republic's title insurance business registered further positive operating momentum for the first nine months of 2012. Key performance indicators are shown below:

	Title Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Net premiums and fees earned	$447.7	$330.4	35.5%	$1,206.2	$990.3	21.8%
Net investment income	6.7	6.7	(0.6)	20.3	20.3	0.1
Claim costs	32.7	25.6	28.0	87.9	76.7	14.6
Pretax operating income (loss)	$21.7	$9.6	125.5%	$53.6	$17.8	201.0%

Claim ratio	7.3%	7.8%	7.3%	7.8%
Expense ratio	88.9	91.0	89.5	92.1
Composite ratio	96.2%	98.8%	96.8%	99.9%

Growth in title insurance premiums and fees benefitted from a combination of factors. Key among these were market share gains emanating from title industry dislocations and consolidation during the past four years or so, and greater levels of refinancing activity in more recent quarters. Claim ratios for 2012 were moderately lower in relation to 2011 as frequency and severity trends abated somewhat. Year-over-year expense ratio comparisons benefitted from continued rationalization of an expense structure more accommodative of current and future growth prospects.

RFIG Run-off Business Results - The table below reflects RFIG's comparative results before and after the previously noted combination of mortgage guaranty and consumer credit indemnity run-off coverages.

	RFIG Run-off Business
	Quarters Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
A. Prior to reclassification/
Excluding CCI run-off business:
Net premiums earned	$88.6	$110.4	(19.7)%	$288.2	$336.1	(14.2)%
Net investment income	8.2	15.0	(45.0)	28.1	47.7	(41.0)
Claim costs	216.6	298.2	(27.4)	601.8	794.7	(24.3)
Pretax operating income (loss)	$(126.0)	$(237.8)	47.0%	$(318.2)	$(514.9)	38.2%

Claim ratio	244.4%	270.0%	208.8%	236.4%
Expense ratio	9.5	47.3	10.6	26.0
Composite ratio	253.9%	317.3%	219.4%	262.4%

B. CCI run-off business
reclassification(*):
Net premiums earned	$9.3	$14.7	(36.1)%	$33.0	$44.1	(25.3)%
Net investment income	—	—	—	—	—	—
Claim costs	15.7	25.7	(37.8)	96.5	84.2	14.7
Pretax operating income (loss)	$(6.9)	$(12.5)	42.8%	$(66.2)	$(43.8)	(51.3)%

Claim ratio	168.1%	174.4%	292.4%	190.6%
Expense ratio	6.2	10.3	8.5	8.8
Composite ratio	174.3%	184.7%	300.9%	199.4%

C. After reclassification/ Total
RFIG run-off MI and CCI business:
Net premiums earned	$98.0	$125.2	(21.7)%	$321.3	$380.3	(15.5)%
Net investment income	8.2	15.0	(44.8)	28.2	47.7	(40.9)
Claim costs	232.4	323.9	(28.4)	698.4	878.9	(20.5)
Pretax operating income (loss)	$(132.9)	$(250.3)	46.9%	$(384.5)	$(558.7)	31.3%

Claim ratio	237.1%	258.7%	217.4%	231.1%
Expense ratio	9.2	43.0	10.4	24.0
Composite ratio	246.3%	301.7%	227.8%	255.1%
__________________

(*) In connection with the previously noted MI / CCI combination, $6.1 and $64.3 of pretax operating losses for the third quarter and first nine months of 2012, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that table (B) above incorporates 100% of the CCI run-off business results.

2012 mortgage guaranty earned premiums continued to decline. The reduction was mostly due to the gradual depletion of a book of business in run-off operating mode, to premium refunds from claim rescission activity, and, as regards the first nine months of 2012, to the termination of new business production since August, 2011.

Net investment income fell as a consequence of a lower invested asset base caused by the combination of reduced premium volume, ongoing claim disbursements, and a low yield environment affecting the investment portfolio.

MI claim costs for 2012 were lower year-over-year as a continuing downtrend in newly reported cases, relatively stable cure rates, and lower paid claim levels more than offset reduced provisions for claim rescissions. Lower operating expenses for 2012 reflect cost reductions geared to a run-off operating mode.

The above table (B) shows 100% of CCI results fully reclassified for segment reporting purposes. CCI performance for the first nine months of 2012 was impacted by much greater claim costs. These costs were driven by higher estimates of ongoing claim litigation expenses posted in this year's second quarter, and reduced expectations of salvage recoveries on claim payments. In this year's third quarter CCI claim costs reverted to the downtrend experienced in prior periods.

As earlier reported, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC"), had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a consequence, underwriting of new policies ceased and the existing book of business was placed in run-off operating mode. Afterwards, on January 19, 2012, RMIC received a Summary Order ("Order") from the North Carolina Department of Insurance ("NCDOI") which placed the Company under supervision. Among other considerations, the Order instructed RMIC to reduce the cash payment on all claims by 50 percent during an initial period not to exceed one year. The remaining 50 percent deferred payment obligation ("DPO") kept in claim reserves is also classified as an admissible asset and as a component of capital in RMIC's statutory balance sheet. The DPO reserved funds will be paid at a future date as and when authorized by the NCDOI.

On October 16, 2012, a hearing was conducted by the NCDOI to address an RMIC Corrective Plan. In substance this Plan seeks to accomplish the following major objectives:

To increase the cash portion of all settled claims to 60% from the current 50%. As a consequence, the Deferred Payment Obligation retained in claim reserves would be reduced to 40% from the current 50% level.

To authorize RMIC to execute the DPO-based run-off under ORI's ownership and NCDOI supervision of RMIC to assure the most efficient and economically sound realization of ultimate benefits to policyholders and beneficiaries.

To ensure the continued operation of RMIC under supervision during such extended future period of time as may be necessary to accomplish these objectives.

To the best of the Company's knowledge, the NCDOI is expected to issue in the foreseeable future an amended Order setting forth its conclusions with regard to RMIC's Corrective Plan.

RMIC's evaluation of the potential long-term performance of its run-off book of business is based on various modeling techniques. Of necessity, the resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and any future role of Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's standard model of forecasted results extending through 2021 continues to reflect ultimate profitability for the book of business. While the establishment of a premium deficiency reserve is therefore unwarranted, the model nonetheless contemplates that results for years 2012-2013 will more likely than not reflect an operating loss far in excess of RMIC's statutory capital balance as of year-end 2011. Consequently, as long as an Order remains in place, the statutory DPO accounting treatment should mitigate the adverse effect of operating losses on the statutory capital balance. In these circumstances, RMIC's statutory solvency would be retained and the risk of a regulatory receivership action would be averted. In our opinion, the NCDOI's supervision would be continued indefinitely or until such time as it concluded that RMIC's stewardship under supervision was no longer necessary.

In light of all the above, the mortgage guaranty run-off will devolve within constraints of Old Republic's currently committed capital resources. As of September 30, 2012, the total statutory capital, inclusive of accumulated DPO reserve funds of $279.4 for RFIG's three mortgage insurance subsidiaries was approximately $195.9. As of the same date, RFIG's consolidated GAAP capitalization amounted to $22.8 (or less than 9 cents per Old Republic common share). Based on RMIC's loss expectations for the remainder of 2012 and 2013 it is likely that the RFIG consolidated GAAP capital account will reflect a negative balance as of year-end 2012 or shortly thereafter. In that event, Old Republic will still be required to recognize RFIG's net losses in its GAAP consolidated financial statements. This GAAP financial reporting treatment will not, however, diminish the Old Republic shareholders' true economic interests in the overall enterprise. Nor will this treatment affect the liquidity of the Old Republic parent company or that of the other separately capitalized and organized insurance companies in the ORI holding company system, nor their individual abilities to meet their respective obligations.

Corporate and Other Operations - The combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal services subsidiaries usually produce highly variable results. Earnings variations posted by these relatively minor elements of Old Republic's operations stem from volatility inherent to the small scale of the life and accident insurance business, fluctuations in the costs of external debt, and net interest expenses on intra-system financing agreements. Corporate expenses for 2012's second and third quarters benefited from lower interest charges following the repayment of high cost convertible debt of $316 in May of this year. The combination of these various elements is shown in the following table:

	Corporate and Other Operations
	Quarters Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Life & accident premiums earned	$13.6	$16.2	(16.0)%	$45.0	$59.9	(24.9)%
Net investment income	1.8	1.4	26.3	5.8	5.1	12.3
Other income	0.4	0.6	(35.4)	1.4	1.8	(21.6)
Benefits and claim costs	8.2	7.6	7.3	29.2	29.9	(2.4)
Insurance expenses	5.8	8.7	(32.8)	20.2	32.3	(37.5)
Corporate and other expenses-net	0.7	5.6	(86.4)	8.2	15.8	(47.9)
Pretax operating income (loss)	$1.1	$(3.6)	130.3%	$(5.4)	$(11.1)	51.4%

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic's consolidated cash and invested assets as well as shareholders' equity account at the dates shown:

		Cash, Invested Assets, and Shareholders' Equity
					% Change
		Sept. 30,	Dec. 31,	Sept. 30,	Sept. '12/	Sept. '12/
		2012	2011	2011	Dec. '11	Sept. '11
Cash and invested assets:	Fair value basis	$10,665.9	$10,685.2	$10,642.8	(0.2)%	0.2%
	Original cost basis	$9,925.0	$10,081.8	$10,156.5	(1.6)%	(2.3)%

Shareholders' equity:	Total	$3,690.1	$3,772.5	$3,827.9	(2.2)%	(3.6)%
	Per common share	$14.40	$14.76	$14.98	(2.4)%	(3.9)%

Composition of shareholders' equity per share:
Equity before items below		$12.40	$13.13	$13.07	(5.6)%	(5.1)%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		2.00	1.63	1.91
Total		$14.40	$14.76	$14.98	(2.4)%	(3.9)%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment		$14.31	$14.01	$13.82	2.1%	3.5%
RFIG run-off segment		0.09	0.75	1.16
Total		$14.40	$14.76	$14.98	(2.4)%	(3.9)%

Consolidated cash flow from operating activities was positive at $322.3 for this year's first nine months whereas a deficit of $127.6 was sustained in 2011.

The consolidated investment portfolio reflects a current allocation of approximately 81 percent to fixed-maturity securities and 7 percent to equities. As has been the case for many years, Old Republic's invested assets are managed in consideration of enterprise-wide risk management objectives. These are intended to assure solid funding of its insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of capital accounts.

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

	Shareholders' Equity Per Share
	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012	2011
Beginning balance	$14.50	$14.76	$16.16
Changes in shareholders' equity:
Net operating income (loss)	(0.11)	(0.30)	(0.75)
Net realized investment gains (losses):
From sales	0.05	0.11	0.11
From impairments	—	—	(0.13)
Subtotal	0.05	0.11	(0.02)
Net unrealized investment gains (losses)	0.11	0.33	0.15
Total realized and unrealized investment gains (losses)	0.16	0.44	0.13
Cash dividends	(0.18)	(0.53)	(0.52)
Stock issuance, foreign exchange, and other transactions	0.03	0.03	(0.04)
Net change	(0.10)	(0.36)	(1.18)
Ending balance	$14.40	$14.40	$14.98

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

FINANCIAL POSITION

The Company's financial position at September 30, 2012 reflected increases in assets and liabilities of .9% and 1.8%, respectively, and a decrease in common shareholders' equity of 2.2% when compared to the immediately preceding year-end. Cash and invested assets represented 65.9% and 66.6% of consolidated assets as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, the cash and invested asset base decreased by .2% to $10,665.9.

Investments - During the first nine months of 2012 and 2011, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities. At both September 30, 2012 and 2011, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. The Company does not have any exposure to European sovereign debt instruments. At September 30, 2012, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2012. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	September 30,	December 31,
	2012	2011
Aaa	14.2%	15.2%
Aa	12.5	14.1
A	34.7	36.5
Baa	37.7	33.3
Total investment grade	99.1	99.1
All other (b)	.9	.9
Total	100.0%	100.0%
__________

(a)
Credit quality ratings used are those assigned primarily by Moody's for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor's ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody's ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	September 30, 2012
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Services	$1.9		$.2
Total	$1.9	(c)	$.2
__________

(c)	Represents 0% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	September 30, 2012
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Retail	$11.9		$.6
Natural Gas	24.5		.5
Consumer Non Durables	11.5		.2
Banking	1.0		.2
Other (includes 7 industry groups)	53.2		.5
Total	$102.3	(d)	$2.3
__________

(d)	Represents 1.3% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	September 30, 2012
	Adjusted Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Insurance	$40.8		$5.0
Technology	5.1		.3
Industrial	15.5		.3
Basic Industry	10.3		.3
Other (includes 4 industry groups)	23.7		.5
Total	$95.7	(e)	$6.5	(f)
__________

(e)	Represents 23.1% of the total equity securities portfolio.

(f)	Represents 1.6% of the cost of the total equity securities portfolio, while gross unrealized gains represent 64.4% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	September 30, 2012
	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$7.1	$—	$—	$—
Due after one year through five years	22.8	—	.3	—
Due after five years through ten years	70.1	—	1.7	—
Due after ten years	4.2	1.9	.5	.2
Total	$104.2	$1.9	$2.5	$.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	September 30, 2012
	Amount of Gross Unrealized Losses
	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$1.7	$—	$—	$1.7
Seven to twelve months	.2	—	—	.2
More than twelve months	.2	.2	—	.4
Total	$2.3	$.2	$—	$2.5
Equity Securities:
One to six months	$6.5	$—	$—	$6.5
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	$6.5	$—	$—	$6.5

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	20	—	—	20
Seven to twelve months	4	—	—	4
More than twelve months	2	1	—	3
Total	26	1	—	27	(g)
Equity Securities:
One to six months	15	—	—	15
Seven to twelve months	—	—	—	—
More than twelve months	—	—	1	1
Total	15	—	1	16	(g)
__________

(g)
At September 30, 2012 the number of issues in an unrealized loss position represent 1.5% as to fixed maturities, and 26.2% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (September 30, 2012 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	September 30,	December 31,
	2012	2011
Maturity Ranges:
Due in one year or less	15.2%	12.0%
Due after one year through five years	42.4	42.4
Due after five years through ten years	39.5	42.1
Due after ten years through fifteen years	1.2	1.6
Due after fifteen years	1.7	1.9
Total	100.0%	100.0%

Average Maturity in Years	4.7	5.0
Duration (h)	4.0	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.0 as of September 30, 2012 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.0%.

Composition of Unrealized Gains (Losses)

	September 30,	December 31,
	2012	2011
Fixed Maturity Securities:
Amortized cost	$7,792.0	$7,884.6
Estimated fair value	8,408.5	8,393.2
Gross unrealized gains	619.0	515.9
Gross unrealized losses	(2.5)	(7.2)
Net unrealized gains (losses)	$616.4	$508.6

Equity Securities:
Original cost	$545.8	$480.5
Adjusted cost(*)	414.4	341.9
Estimated fair value	674.9	580.8
Gross unrealized gains	267.0	243.5
Gross unrealized losses	(6.5)	(4.6)
Net unrealized gains (losses)	$260.5	$238.9
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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $361.4 in dividends from its subsidiaries in 2012 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At September 30, 2012, the Company's consolidated debt to equity ratio was 15.5%, a level it currently does not expect to exceed in the foreseeable future.

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

On January 19, 2012, the North Carolina Department of Insurance ("NCDOI") issued a Summary Order placing RMIC under supervision. Supervision is an administrative proceeding under North Carolina law. It gives the NCDOI more oversight and control with the objective of allowing the insurer to develop a corrective plan subject to the Department's approval. It is unlike receivership which involves rehabilitation or liquidation of a company pursuant to a formal, court-ordered proceeding. Receivership results in a company's assets and management passing to a receiver who is overseen by a court. Moreover, supervision, unlike receivership, does not constitute an event of default by RMIC or its parent holding company with regard to the Notes. Management believes the Order makes RMIC's statutory insolvency less likely. However, the Order could be amended or withdrawn by the NCDOI at any time or allowed to lapse after a year's time. There is therefore no assurance that the Order will preclude RMIC from becoming statutorily impaired at a later date and being placed in receivership by the NCDOI. As described more fully in the Executive Summary, on October 16, 2012, a hearing was conducted by the NCDOI to address an RMIC Corrective Plan. To the best of the Company's knowledge, the NCDOI is expected to issue in the foreseeable future an amended Order setting forth its conclusions with regard to RMIC's Corrective Plan.

At September 30, 2012, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend and financing capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

Capitalization - Old Republic's total capitalization of $4,263.2 at September 30, 2012 consisted of debt of $573.0 and common shareholders' equity of $3,690.1. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended, changes in the fair value of invested assets, and dividend payments.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG run-off	Other	Total	% Change from prior period
Years Ended December 31:
2009	$1,661.1	$888.4	$765.9	$73.3	$3,388.9	2.1%
2010	1,694.2	1,211.0	586.8	81.4	3,573.5	5.4
2011	2,109.4	1,362.4	503.2	74.9	4,050.1	13.3
Nine Months Ended September 30:
2011	1,557.2	990.3	380.3	59.9	2,988.0	17.2
2012	1,729.0	1,206.2	321.3	45.0	3,301.5	10.5
Quarters Ended September 30:
2011	535.2	330.4	125.2	16.2	1,007.2	13.8
2012	$615.8	$447.7	$98.0	$13.6	$1,175.3	16.7%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity (a)	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2009	23.3%	39.2%	7.2%	10.1%	8.6%	11.6%
2010	26.5	40.0	6.6	9.4	6.7	10.8
2011	38.3	33.6	4.9	7.8	5.9	9.5
Nine Months Ended September 30:
2011	37.7	33.7	5.1	7.8	5.9	9.8
2012	39.8	32.8	4.2	7.5	6.1	9.6
Quarters Ended September 30:
2011	38.2	33.2	5.0	7.8	5.8	10.0
2012	41.2%	31.7%	4.0%	7.3%	6.1%	9.7%
__________

(a) The consumer credit indemnity coverages are now reported within the RFIG run-off segment and have therefore been excluded for all periods presented.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2009	38.5%	61.5%
2010	35.6	64.4
2011	32.6	67.4
Nine Months Ended September 30:
2011	32.3	67.7
2012	32.9	67.1
Quarters Ended September 30:
2011	33.8	66.2
2012	32.1%	67.9%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

Mortgage Guaranty Production by Type
	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2009	$648.6	$644.5	82.8%	88.3%
2010	529.5	498.8	82.1	88.0
2011	468.1	444.9	83.2	85.3
Nine Months Ended September 30:
2011	353.5	336.1	82.4	82.9
2012	303.6	288.2	81.4%	89.3%
Quarters Ended September 30:
2011	116.3	110.4
2012	$94.3	$88.6

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.6% of total net risk in force as of September 30, 2012, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2009	$18,727.9	$1,776.7	$297.2	$20,801.9
2010	16,557.4	1,187.0	256.1	18,000.6
2011	14,476.9	1,017.7	176.3	15,671.0
As of September 30:
2011	15,160.0	1,063.4	211.0	16,434.5
2012	$12,547.8	$903.3	$133.0	$13,584.2

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2009	6.5%	28.8%	63.1%	1.6%
2010	6.4	27.5	64.7	1.4
2011	6.2	26.8	65.7	1.3
As of September 30:
2011	6.2	26.7	65.8	1.3
2012	6.3%	27.2%	65.3%	1.2%

Bulk(a):
As of December 31:
2009	17.6%	33.1%	49.2%	.1%
2010	23.2	32.1	44.6	.1
2011	24.0	32.2	43.7	.1
As of September 30:
2011	23.8	32.1	43.9	.2
2012	24.0%	32.4%	43.4%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2009	5.4%	36.9%	31.2%	26.5%
2010	5.3	37.0	31.9	25.8
2011	5.1	36.2	32.9	25.8
As of September 30:
2011	5.1	36.5	32.7	25.7
2012	4.8%	35.5%	33.0%	26.7%

Bulk(a):
As of December 31:
2009	65.9%	18.4%	7.8%	7.9%
2010	57.7	22.8	9.6	9.9
2011	57.1	22.9	9.8	10.2
As of September 30:
2011	57.1	22.9	9.8	10.2
2012	57.0%	23.1%	10.0%	9.9%
__________

(a)	Bulk pool risk in-force, which represented 30.9% of total bulk risk in-force at September 30, 2012, has been allocated pro-rata based on insurance in-force.

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

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2009	8.5%	8.1%	5.2%	5.1%	5.5%	4.5%	4.0%	3.1%	3.2%	2.9%
2010	8.7	7.5	5.2	5.0	5.1	4.7	4.2	3.1	3.3	2.9
2011	8.8	7.5	5.2	5.0	5.0	4.8	4.3	3.3	3.3	3.0
As of September 30:
2011	8.8	7.4	5.1	5.0	5.0	4.8	4.3	3.2	3.3	3.0
2012	8.6%	7.6%	5.3%	5.1%	5.0%	4.8%	4.3%	3.4%	3.3%	3.1%

		Bulk (a)
	TX	FL	GA	IL	CA	CO	PA	NJ	OH	NY
As of December 31:
2009	4.6%	10.4%	4.0%	4.0%	17.8%	3.0%	2.6%	3.5%	3.2%	5.4%
2010	5.3	9.9	4.3	4.0	15.8	3.0	3.1	3.3	3.9	6.0
2011	5.4	9.9	4.3	4.0	14.9	3.0	3.1	3.5	3.9	6.5
As of September 30:
2011	5.4	10.0	4.4	4.0	15.2	2.9	3.1	3.4	3.9	6.3
2012	5.4%	9.8%	4.3%	4.0%	14.2%	3.0%	3.2%	3.6%	4.0%	6.8%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2009	91.1%	8.9%
2010	92.4	7.6
2011	92.8	7.2
As of September 30:
2011	92.8	7.2
2012	92.8%	7.2%

Bulk (a):
As of December 31:
2009	49.4%	50.6%
2010	57.7	42.3
2011	58.4	41.6
As of September 30:
2011	58.3	41.7
2012	58.7%	41.3%
__________

(a)	Bulk pool risk in-force, which represented 30.9% of total bulk risk in-force at September 30, 2012, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2009	96.3%	3.7%
2010	96.8	3.2
2011	97.0	3.0
As of September 30:
2011	97.0	3.0
2012	97.0%	3.0%

Bulk (a):
As of December 31:
2009	75.4%	24.6%
2010	69.6	30.4
2011	71.0	29.0
As of September 30:
2011	70.5	29.5
2012	72.5%	27.5%
__________

(a)	Bulk pool risk in-force, which represented 30.9% of total bulk risk in-force at September 30, 2012, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2009	$121.4	$2,004.8
2010	87.9	1,518.6
2011	58.3	1,263.1
Nine Months Ended September 30:
2011	44.1	1,347.0
2012	33.0	$1,168.3
Quarters Ended September 30:
2011	14.7
2012	$9.3

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG run-off	Corporate and Other	Total
As of December 31:
2010	$6,451.2	$636.0	$2,039.2	$394.1	$9,520.5	$738.7	$10,259.3
2011	6,610.7	683.7	1,654.0	796.6	9,745.2	750.3	10,495.5
As of September 30:
2011	6,474.1	655.3	1,676.5	823.9	9,629.9	799.6	10,429.5
2012	$6,619.8	$740.5	$1,817.4	$383.7	$9,561.6	$880.6	$10,442.3

	Net Investment Income					Yield at
	General	Title	RFIG run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2009	$258.9	$25.2	$92.0	$7.2	$383.5	4.15%	4.17%
2010	260.1	26.5	85.0	7.3	379.0	3.94	3.80
2011	270.5	27.3	59.3	7.4	364.6	3.71	3.51
Nine Months Ended
September 30:
2011	202.1	20.3	47.7	5.1	275.5	3.73	3.55
2012	198.4	20.3	28.2	5.8	252.9	3.44	3.22
Quarters Ended
September 30:
2011	67.5	6.7	15.0	1.4	90.8	3.65	3.48
2012	$65.1	$6.7	$8.2	$1.8	$82.0	3.41%	3.17%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first nine months of 2012 and 2011, 65.8% and 62.5%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown.

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2009	$4.2	$11.7	$15.9	$(1.5)	$(8.0)	$(9.5)	$6.3
2010	79.1	31.2	110.3	—	(1.2)	(1.2)	109.1
2011	142.6	23.1	165.8	—	(50.2)	(50.2)	115.5
Nine Months Ended
September 30:
2011	19.9	18.2	38.1	—	(50.2)	(50.2)	(12.0)
2012	26.3	17.2	43.6	—	—	—	43.6
Quarters Ended
September 30:
2011	9.7	16.8	26.5	—	(42.1)	(42.1)	(15.5)
2012	$7.7	$10.9	$18.6	$—	$—	$—	$18.6

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of September 30, 2012 and December 31, 2011:

	Claim and Loss Adjustment Expense Reserves
	September 30, 2012		December 31, 2011
	Gross	Net	Gross	Net

Workers' compensation	$3,519.6	$1,908.6	$3,472.8	$1,830.8
General liability	1,357.7	639.6	1,392.6	645.3
Commercial automobile (mostly trucking)	1,151.6	962.3	1,116.0	925.8
Other coverages	543.4	341.3	548.2	335.9
Unallocated loss adjustment expense reserves	173.6	140.4	172.8	137.0
Total general insurance reserves	6,746.2	3,992.4	6,702.4	3,874.9
Title	375.1	375.1	332.0	332.0
RFIG run-off	2,018.2	1,960.0	1,730.6	1,654.0
Life and accident	18.9	14.6	21.3	17.4
Total claim and loss adjustment expense reserves	$9,158.6	$6,342.2	$8,786.6	$5,878.5
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$155.0	$124.4	$182.0	$137.9
% of total general insurance reserves	2.3%	3.1%	2.7%	3.6%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Nine Months Ended September 30,
	2012	2011
Net reserve increase(decrease):
General Insurance	$117.5	$(.3)
Title Insurance	43.0	24.7
RFIG run-off Business	305.9	(58.5)
Other	(2.8)	(3.8)
Total	$463.6	$(38.0)

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	September 30,	December 31,
	2012	2011
General Insurance	$1,926.5	$1,878.2
Title Insurance	315.9	262.5
RFIG run-off Business	128.7	94.8
Other	4.1	4.6
Total	$2,375.3	$2,240.4

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

	September 30,	September 30,	December 31,	December 31,
	2012	2011	2011	2010
Estimated reduction in beginning reserve	$313.2	$710.3	$710.3	$1,712.2
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	88.5	199.2	223.1	394.1
Prior year	(2.7)	(262.8)	(340.8)	(215.7)
Sub-total	85.8	(63.5)	(117.6)	178.3
Estimated rescission reduction in settled claims	(179.6)	(246.4)	(279.5)	(1,180.3)
Estimated reduction in ending reserve	$219.4	$400.4	$313.2	$710.3

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG run-off	Consolidated
Years Ended December 31:
2009	69.0%	7.9%	177.5%	77.0%
2010	67.8	8.0	169.0	63.8
2011	69.2	7.8	230.5	68.3
Nine Months Ended September 30:
2011	69.9	7.8	231.1	69.4
2012	72.7	7.3	217.4	62.8
Quarters Ended September 30:
2011	71.3	7.8	258.7	73.4
2012	75.8%	7.3%	237.1%	63.0%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages (a)	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity (a)	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2009	69.0%	71.5%	74.9%	58.1%	63.0%	65.6%	60.1%
2010	67.8	73.0	70.7	36.7	62.8	64.6	67.1
2011	69.2	71.9	72.3	39.2	70.4	64.6	62.8
Nine Months Ended
September 30:
2011	69.9	74.5	71.4	40.8	68.8	65.5	63.2
2012	72.7	74.2	77.9	29.3	73.0	67.5	65.9
Quarters Ended
September 30:
2011	71.3	74.3	67.6	37.6	78.1	92.7	68.2
2012	75.8%	73.2%	83.5%	14.3%	71.1%	80.6%	65.9%
__________

(a) The consumer credit indemnity coverages are now reported within the RFIG run-off segment and have therefore been excluded for all periods presented.

The overall general insurance claims ratio shows reasonably consistent trends for the past three years. To a large extent, this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. Claims ratios in 2012 were affected by higher loss costs for the aggregate commercial automobile (trucking), general liability, and workers' compensation coverages.

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

Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.0 years (gross) and 7.8 years (net of reinsurance) as of September 30, 2012 and 5.9 years (gross) and 9.4 years (net of reinsurance) as of December 31, 2011. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .2% of general insurance group net incurred losses for the five years ended December 31, 2011.

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

The RFIG run-off claim ratios for the periods presented were affected mostly by varying mortgage guaranty claim payment trends and reserve provisions as well as captive and pool transactions. Claim costs for 2012 were lower year-over-year as a continuing downtrend in newly reported cases, relatively stable cure rates, and lower paid claim levels more than offset reduced provisions for claim rescissions. Old Republic's mortgage guaranty subsidiaries negotiated the termination of various captive reinsurance and pool insurance contracts during 2010 and 2009. Taken together all of these transactions reduced the mortgage guaranty incurred claim ratio by 15.0 and 25.8 percentage points for the years ended December 31, 2010 and 2009, respectively. These claim ratios had risen through year-end 2009 principally as a result of higher reserve provisions and paid losses. Reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled and Paid Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2009	$48,492	$59,386	16.83%	30.81%	$719.5
2010	47,954	58,184	15.55	24.54	748.8
2011	48,254	54,956	14.89	21.90	279.5
Nine Months Ended September 30:
2011	48,388	55,911	14.30	23.80	246.4
2012	46,645	53,383	14.67%	19.86%	179.6
Quarters Ended September 30:
2011	49,609	56,405			59.4
2012	$45,970	$50,863			$64.2
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2009	10.6%	34.1%	18.8%	19.5%	30.5%	12.3%	11.6%	21.1%	16.4%	13.9%
2010	9.6	32.6	17.3	19.2	22.6	11.9	11.5	20.7	16.0	11.7
2011	8.4	32.2	15.4	20.6	17.1	12.2	12.1	23.5	15.4	11.5
As of September 30:
2011	7.9	31.0	15.0	19.5	17.5	11.6	11.4	22.3	14.9	11.2
2012	7.7%	32.3%	13.8%	21.3%	15.2%	11.0%	13.0%	25.6%	15.4%	10.7%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	CO	PA	NJ	OH	NY
As of December 31:
2009	16.3%	46.5%	27.6%	35.7%	41.3%	17.0%	21.7%	33.3%	23.4%	26.8%
2010	15.2	37.0	22.3	28.6	27.7	17.6	20.6	27.9	23.2	23.2
2011	14.1	34.0	19.5	26.3	21.8	13.4	20.1	28.2	19.1	23.0
As of September 30:
2011	15.1	36.2	23.8	28.0	24.3	14.6	20.9	28.8	21.7	24.2
2012	12.4%	31.9%	15.8%	24.8%	17.2%	10.8%	19.2%	30.9%	18.2%	23.2%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	NY
As of December 31:
2009	11.2%	36.4%	19.4%	20.5%	33.9%	11.5%	12.9%	24.1%	17.2%	20.1%
2010	9.9	32.1	17.1	19.1	23.2	10.9	12.1	21.5	16.6	18.0
2011	8.8	31.6	15.4	20.5	18.1	11.7	12.7	24.0	15.7	19.0
As of September 30:
2011	8.4	31.0	15.4	19.6	19.1	11.3	12.1	23.0	15.5	18.5
2012	8.0%	31.3%	13.7%	21.3%	15.6%	10.9%	13.4%	26.1%	15.7%	21.0%
__________

(b)	As determined by risk in force as of September 30, 2012, these 10 states represent approximately 50.6%, 58.4%, and 50.9%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2009	$267.9	220.6%	$225.7	185.9%	6.8%	$974.0
2010	278.3	316.4	225.4	256.4	4.6	621.5
2011	111.8	191.7	102.9	176.5	4.4	166.1
Nine Months Ended
September 30:
2011	88.2	199.6	84.2	190.6	4.5	132.6
2012	66.2	200.7	96.5	292.4	3.8%	79.4
Quarters Ended
September 30:
2011	27.6	186.8	25.7	174.4		29.5
2012	$10.1	108.1%	$15.7	168.1%		$23.1
__________

(a)	Percent of net CCI earned premiums.

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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG run-off	Consolidated
Years Ended December 31:
2009	26.6%	93.8%	11.6%	41.5%
2010	26.9	93.0	13.3	47.6
2011	25.2	91.2	22.1	47.5
Nine Months Ended September 30:
2011	25.6	92.1	24.0	48.0
2012	25.6	89.5	10.4	47.7
Quarters Ended September 30:
2011	25.3	91.0	43.0	49.5
2012	23.7%	88.9%	9.2%	47.6%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The general insurance expense ratio for the first nine months of 2012 was impacted by a charge related to previously deferred acquisition costs stemming from new accounting guidance issued by the FASB as discussed further in the Executive Summary. The 2011 RFIG run-off expense ratios reflect an accrual of employment severance and similar costs, and the elimination of previously deferred acquisition costs.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG run-off	Consolidated
Years Ended December 31:
2009	95.6%	101.7%	189.1%	118.5%
2010	94.7	101.0	182.3	111.4
2011	94.4	99.0	252.6	115.8
Nine Months Ended September 30:
2011	95.5	99.9	255.1	117.4
2012	98.3	96.8	227.8	110.5
Quarters Ended September 30:
2011	96.6	98.8	301.7	122.9
2012	99.5%	96.2%	246.3%	110.6%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (52.3%) and (47.4%) in the third quarter and first nine months of 2012, compared to (36.2%) and (38.0%) in the third quarter and first nine months of 2011. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets. As of September 30, 2012 and December 31, 2011, a valuation allowance was established for certain net operating loss and tax credit carryforwards which the Company did not expect to realize.

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

Some of the oral or written statements made in the Company's reports, press releases, and conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General Insurance segment, its results can be affected, in particular, by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. RFIG run-off and Title Insurance results can be affected by similar factors, and by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. RFIG run-off results, in particular, may also be affected by various mortgage guaranty risk-sharing arrangements with business producers, as well as the risk management and pricing policies of government sponsored enterprises. Life and accident insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company's widespread operations.

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

Old Republic's market risk exposures at September 30, 2012, have not materially changed from those identified in the Company's 2011 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2012, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	November 2, 2012

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