Form 10-K
period 2012-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2013-03-01
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)
For the fiscal year ended: December 31, 2012 OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☒                    Accelerated filer ☐
Non-accelerated filer    ☐                    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes: / No:X
The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Personal Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2012, the last day of the registrant's most recently completed second fiscal quarter, was $1,961,665,320.
The registrant had 259,490,089 shares of Common Stock outstanding as of January 31, 2013.
Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy statement for the 2013 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 116)	III, Items 10, 11, 12, 13 and 14 IV, Item 15
______________________________________
There are 117 pages in this report

PART I

Item 1 - Business

(a) General Description of Business. Old Republic International Corporation is a Chicago based holding company engaged in the single business of insurance underwriting. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely, it's General Insurance Group (property and liability insurance), Title Insurance Group, and the Republic Financial Indemnity Group ("RFIG") (mortgage guaranty ("MI") and consumer credit indemnity ("CCI")) run-off business. References herein to such groups apply to the Company's subsidiaries engaged in these respective segments of business. The results of a small life and accident insurance business are included within the corporate and other caption of this report. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

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

Effective October 1, 2010, Old Republic acquired PMA Capital Corporation ("PMA"), an insurance holding company with interests in the commercial property and liability insurance field. The consideration transferred of $247.2 million included the issuance of 17,754,047 Old Republic common shares and the replacement value of PMA stock options. The financial statements and other data in this report include PMA's results of operations for the full years of 2012 and 2011, and the final quarter of 2010. Assets and liabilities are included as of December 31, 2012 and 2011.

In late March of 2012, Old Republic combined its General Insurance Group's Consumer Credit Indemnity ("CCI") division with its Mortgage Guaranty ("MI") business in a renamed Republic Financial Indemnity Group, Inc. Run-off Business segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints. The combination affects the manner in which segmented results are presented. Accordingly, the segmented results in this Annual Report show the combination of these coverages as a single run-off book of business within the Company's 2012 consolidated operations. Prior periods' segmented information for the general insurance and RFIG run-off business segments has therefore been reclassified to provide necessary consistency in period-to-period comparisons of operating results.

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

Financial Information Relating to Segments of Business (a)

Net Revenues (b)	($ in Millions)
Years Ended December 31:	2012	2011	2010
General	$2,699.4	$2,488.6	$1,986.9
Title	1,707.1	1,391.8	1,238.8
Corporate & Other - net (c)	68.3	84.8	91.2
Subtotal	4,474.9	3,965.3	3,317.0
RFIG Run-off	447.3	564.6	676.5
Subtotal	4,922.2	4,529.9	3,993.5
Consolidated realized investment gains (losses)	47.8	115.5	109.1
Consolidated	$4,970.1	$4,645.5	$4,102.7

Income (Loss) Before Taxes
Years Ended December 31:	2012	2011	2010
General	$261.0	$353.9	$316.7
Title	73.8	36.2	9.4
Corporate & Other - net (c)	(2.7)	(14.6)	(2.8)
Subtotal	332.1	375.5	323.2
RFIG Run-off	(508.6)	(727.8)	(404.8)
Subtotal	(176.4)	(352.2)	(81.5)
Consolidated realized investment gains (losses)	47.8	115.5	109.1
Consolidated	$(128.5)	$(236.7)	$27.6

Assets
As of December 31:	2012	2011	2010
General	$12,770.2	$12,384.3	$12,189.8
Title	1,076.5	956.2	915.0
Corporate & Other - net (c)	328.9	682.2	239.8
Subtotal	14,175.6	14,022.8	13,344.7
RFIG Run-off	2,051.1	2,027.6	2,537.9
Consolidated	$16,226.8	$16,050.4	$15,882.7

Shareholders' Equity
As of December 31:	2012	2011	2010
General (d)	$2,992.3	$2,952.9	$2,846.8
Title (d)	400.9	323.0	300.6
Corporate & Other - net (c)	259.6	480.2	532.7
Subtotal	3,652.9	3,756.3	3,680.2
RFIG Run-off (d)	(56.6)	16.2	441.1
Consolidated	$3,596.2	$3,772.5	$4,121.4

(a)
Reference is made to the table in Note 6 of the Notes to Consolidated Financial Statements, incorporated herein by reference, which shows the contribution of each subcategory to the consolidated net revenues and income or loss before income taxes of Old Republic's insurance industry segments. Certain 2011 and 2010 segment information for General Insurance and RFIG Run-off Business has been reclassified to conform to the 2012 presentation. Such reclassifications of segmented results have no effect on the basic consolidated financial statements of the Company.

(b)
Revenues consist of net premiums, fees, net investment and other income earned. Realized investment gains (losses) are shown in total for all groups combined since the investment portfolio is managed as a whole.

(c)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, a small life and accident insurance operation and consolidation elimination adjustments.

(d)
Shareholders' equity excludes intercompany financing arrangements for the following segments: General - $489.4, $469.4, and $334.6 as of December 31, 2012, 2011, and 2010, respectively; Title - $143.9, as of December 31, 2012 and 2011, and $150.4 as of December 31, 2010; RFIG Run-off - $-, $175.0, and $150.0 as of December 31, 2012, 2011, and 2010, respectively.

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
Financial Indemnity: Multiple types of specialty coverages, including most prominently the following four, are underwritten by Old Republic within this financial indemnity products classification.
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
______
(Parenthetical dates refer to the year(s) when Old Republic's Companies began underwriting the coverages)
______

Commercial automobile, general liability and workers' compensation insurance are typically produced in tandem for many assureds. For 2012, production of workers' compensation direct insurance premiums accounted for approximately 36.5% of consolidated General Insurance Group direct premiums written, while commercial automobile and general liability direct premium production amounted to approximately 28.5% and 11.2%, respectively, of such consolidated totals.

Approximately 90% of general insurance premiums are produced through independent agency or brokerage channels, while the remaining 10% is obtained through direct production facilities.

Title Insurance Group

Old Republic's flagship title insurance company was founded in Minnesota in 1907. The Title Insurance Group's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records, which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2012, approximately 32% of the Company's consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned agency and service subsidiaries of the Company), while the remaining 68% emanated from independent title agents and underwritten title companies.

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

Republic Financial Indemnity Group (RFIG) Run-off Business
Private mortgage insurance protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The mortgage guaranty operation insures only first mortgage loans, primarily on residential properties incorporating one-to-four family dwelling units. Old Republic's mortgage guaranty business was started in 1973.

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

Traditional primary insurance was issued on an individual loan basis to mortgage bankers, brokers, commercial banks and savings institutions through a network of Company-managed underwriting sites located throughout the country. Traditional primary loans were individually reviewed (except for loans insured under delegated approval programs) and priced according to filed premium rates. In underwriting traditional primary business, the Company generally adhered to the underwriting guidelines published by Fannie Mae or Freddie Mac, purchasers of many of the loans the Company insures. Delegated underwriting programs allowed approved lenders to commit the Company to insure loans provided they adhere to predetermined underwriting guidelines.

Bulk and other insurance was issued on groups of loans to mortgage banking customers through a centralized risk assessment and underwriting department. These groups of loans were priced in the aggregate, on a bid or negotiated basis. Coverage for insurance issued in this manner was provided through primary insurance policies (loan level coverage) or pool insurance policies (aggregate coverage). The Company considers transactions designated as bulk insurance to be exposed to higher risk (as determined by characteristics such as origination channel, loan amount, credit quality, and extent of loan documentation) than those designated as other insurance.

Before insuring any loans, the Company issued to each approved customer a master policy outlining the terms and conditions under which coverage will be provided. Primary business was then executed via the issuance of a commitment/certificate for each loan submitted and approved for insurance. In the case of business providing pool coverage, a separate pool insurance policy was issued covering the particular loans applicable to each transaction.

As to all types of mortgage insurance products, the amount of premium charge depended on various underwriting criteria such as loan-to-value ratios, the level of coverage being provided, the borrower's credit history, the type of loan instrument (whether fixed rate/fixed payment or an adjustable rate/adjustable payment), documentation type, and whether or not the insured property is categorized as an investment or owner occupied property. Coverage is non-cancelable by the Company (except in the case of non-payment of premium or certain master policy violations) and premiums are paid under single, annual, or monthly payment plans. Single premiums are paid at the inception of coverage and provide coverage for the entire policy term. Annual and monthly premiums are renewable on their anniversary dates with the premium charge determined on the basis of the original or outstanding loan amount. The majority of the Company's direct premiums are written under monthly premium plans. Premiums may be paid by borrowers as part of their monthly mortgage payment and passed through to the Company by the servicer of the loan or they may be paid directly by the originator of, or investor in the mortgage loan.

As reported in earlier periods, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC"), had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011 and, as a consequence, the underwriting of new policies ceased and the existing book of business was placed in run-off operating mode.

During 2012 the North Carolina Department of Insurance ("NCDOI"), the flagship insurer's main regulator, issued several orders the ultimate effects of which were:

• To place RMIC and its affiliate, Republic Mortgage Insurance Company of North Carolina ("RMICNC") under NCDOI supervision;
• To approve a Corrective Plan submitted by RMIC pursuant to which all settled claims are to be paid in cash for 60% of the settled amount, with the remaining 40% retained in claim reserves as a Deferred Payment Obligation ("DPO") until a future payment of all or a portion of this 40% is approved by the NCDOI; and
• To execute the DPO-based run-off plan under Old Republic's ownership and NCDOI supervision of RMIC and RMICNC to effect a most economically sound realization of ultimate benefits to policyholders during a sufficiently long future period.

RMIC's evaluation of the potential long-term performance of the run-off book of business is based on various modeling techniques. Of necessity the resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's ten year standard model of forecasted results extending through 2022 continues to reflect ultimate profitability for the book of business.

The indicated positive outcome of the ten year standard model notwithstanding, it is more likely than not that MI operating results for 2013 and 2014 will be negative. As long as the run-off under NCDOI supervision remains in place, however, the statutory DPO accounting treatment should mitigate the adverse effect of operating losses on the statutory capital balance. In these circumstances, RMIC's and RMICNC's statutory solvency would be retained and the risk of a regulatory receivership action would be averted. In management's opinion, the DPO Plan under NCDOI supervision should be continued for a sufficiently long period of time to achieve the objectives contemplated by the above referenced NCDOI orders.

In light of all the above, the mortgage guaranty run-off will devolve within constraints of Old Republic's currently committed capital resources. As of December 31, 2012, the total statutory capital, inclusive of accumulated DPO reserve funds of $299.5 million held in RFIG's mortgage insurance subsidiaries was approximately $132.8 million. As of the same date, RFIG's consolidated GAAP capitalization amounted to ($56.6) million (or a negative capital contribution of approximately 22 cents per Old Republic common share). Based on the above-noted loss expectations for 2013 and 2014 it is most likely that the RFIG consolidated GAAP capital account will reflect a continuing and increasingly negative balance. Moreover, Old Republic will be required to recognize RFIG's continuing net losses in its consolidated GAAP financial statements. This GAAP financial reporting treatment will not, however, diminish the Old Republic shareholders' real economic interests in the overall enterprise. Nor will this treatment affect the liquidity of the Old Republic parent holding company or that of its separately capitalized and organized insurance companies and their individual abilities to meet their respective obligations.
Consumer credit indemnity ("CCI") policies provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of loan balances by individual buyers and borrowers. Claim costs are typically affected by unemployment, bankruptcy, and other issues leading to failures to pay. During 2008, the Company ceased the underwriting of new policies and the existing book of business was placed in run-off operating mode.

Corporate and Other Operations

Corporate and other operations include the accounts of a small life and accident insurance business as well as those of the parent holding company and several minor corporate services subsidiaries that perform investment management, payroll, administrative and minor marketing services. The life and accident business registered net premium revenues of $58.9 million, $74.9 million, and $81.4 million in 2012, 2011 and 2010, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic's general insurance operations. Production of term life insurance, accounting for net premiums earned of $13.3 million, $15.1 million, and $17.0 million in 2012, 2011 and 2010, respectively, was terminated and placed in run off as of year end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company's insurance segments.

	($ in Millions)
Years Ended December 31:	2012	2011	2010
General Insurance Group:
Overall Experience: (d)
Net Premiums Earned	$2,324.4	$2,109.4	$1,694.2
Benefits and Claim Ratio	73.0%	69.2%	67.8%
Expense Ratio	25.7	25.2	26.9
Composite Ratio	98.7%	94.4%	94.7%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$767.0	$709.0	$676.3
Benefits and Claim Ratio	75.3%	71.9%	73.0%

Workers' Compensation:
Net Premiums Earned	$924.9	$808.2	$447.9
Benefits and Claim Ratio	78.6%	72.3%	70.7%

General Liability:
Net Premiums Earned	$145.2	$125.0	$113.7
Benefits and Claim Ratio	63.8%	64.6%	64.6%

Three Above Coverages Combined:
Net Premiums Earned	$1,837.2	$1,642.4	$1,237.9
Benefits and Claim Ratio	76.1%	71.6%	71.5%

Financial Indemnity: (a)(d)
Net Premiums Earned	$97.2	$104.4	$111.9
Benefits and Claim Ratio	29.6%	39.2%	36.7%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$177.2	$163.9	$158.3
Benefits and Claim Ratio	71.6%	70.4%	62.8%

Home and Automobile Warranty:
Net Premiums Earned	$161.1	$150.7	$146.8
Benefits and Claim Ratio	68.8%	66.3%	71.5%

Other Coverages: (b)
Net Premiums Earned	$54.6	$49.5	$35.7
Benefits and Claim Ratio	56.1%	52.1%	48.9%

Title Insurance Group: (c)
Net Premiums Earned	$1,250.2	$1,007.9	$863.0
Combined Net Premiums & Fees Earned	$1,677.4	$1,362.4	$1,211.0
Claim Ratio	7.2%	7.8%	8.0%
Expense Ratio	89.6	91.2	93.0
Composite Ratio	96.8%	99.0%	101.0%

RFIG Run-off Business: (d)
Net Premiums Earned	$410.5	$503.2	$586.8
Claim Ratio	221.8%	230.5%	169.0%
Expense Ratio	10.4	22.1	13.3
Composite Ratio	232.2%	252.6%	182.3%

All Coverages Consolidated:
Net Premiums & Fees Earned	$4,471.0	$4,050.1	$3,573.5
Benefits and Claim Ratio	61.9%	68.3%	63.8%
Expense Ratio	48.5	47.5	47.6
Composite Ratio	110.4%	115.8%	111.4%
__________

Any necessary reclassifications of prior years' data are reflected in the above table to conform to current presentation, including the 2012 reclassification of the CCI coverage from the General Insurance segment to RFIG Run-off.

(a)	Consists principally of fidelity, surety, executive indemnity (directors & officers and errors & omissions), and guaranteed asset protection (GAP) coverages.

(b)	Consists principally of aviation and travel accident coverages.

(c)	Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.
(d) Consumer credit indemnity coverages are reported within the RFIG Run-off segment and have been excluded from the General Insurance Group for all periods presented to conform with segment classifications adopted in 2012.

The effect of the reclassification of the CCI coverage from the General Insurance Group's overall and financial indemnity underwriting statistics to the RFIG Run-off Business were as follows:

	($ in Millions)
Years Ended December 31:	2012	2011	2010
General insurance overall experience:
Increase (decrease) in net premiums earned	$(42.4)	$(58.3)	$(87.9)
Percentage point increase (decrease) in claim ratio	(3.4)%	(2.9)%	(9.3)%
Percentage point increase (decrease) in expense ratio	.2	.4	1.0
Percentage point increase (decrease) in composite ratio	(3.2)%	(2.5)%	(8.3)%

Financial Indemnity coverages:
Increase (decrease) in net premiums earned	$(42.4)	$(58.3)	$(87.9)
Percentage point increase (decrease) in claim ratio	(71.8)%	(49.2)%	(96.6)%

RFIG Run-off Business:
Increase (decrease) in net premiums earned	$42.4	$58.3	$87.9
Percentage point increase (decrease) in claim ratio	5.1%	(7.1)%	15.4%
Percentage point increase (decrease) in expense ratio	—	(1.8)	(1.1)
Percentage point increase (decrease) in composite ratio	5.1%	(8.9)%	14.3%

Net Premiums Earned

General insurance premiums reflect favorable trends for workers' compensation and liability insurance lines within the construction, trucking, and large account risk management business which were mainly responsible for premium growth throughout 2012. Moderate rate improvements garnered in the past twenty-four months or so, and the strengthening though slow pace of the U.S. economic activity were major underlying factors in this regard. Premiums increased in 2011 by $415.2 largely reflecting the addition of a full year of PMA premiums. The Company believes that the combination of ongoing recessionary economic conditions and a generally soft pricing environment in the commercial insurance arena has generally constrained premium growth despite premium rates having strengthened gradually and to varying degrees in certain parts of the Company's general insurance business. 2010 premium volume reflects the inclusion of $103.7 million contributed by the PMA merger in the fourth quarter.

Title insurance premiums and fees increased in each of the past three years mostly due to market share gains emanating from title industry dislocations and consolidation during the past four years, and greater levels of refinancing activity in more recent quarters.

RFIG Run-off earned premium reflected a further decline throughout 2012 due to the gradual depletion of a book of business in run-off operating mode together with the termination of new business production on August 31, 2011 (MI) and 2008 (CCI). Other adverse factors included the continuation of elevated levels of premium refunds related to claim rescissions and the termination of certain mortgage guaranty pool insurance contracts in 2010. Moreover, mortgage guaranty new business volume prior to August, 2011 was weakened by a downturn in overall mortgage originations, lower industry-wide penetration of the nation's mortgage market, and the continuing effects of more selective underwriting guidelines in place since late 2007. Largely non-recurring mortgage guaranty captive reinsurance commutations contributed $13.6 million of additional premiums covering future losses during 2010. No similarly significant transactions occurred during 2012 or 2011.

Claim Ratios

Variations in claim ratios are typically caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and incurred but not reported claims and claim expenses. As demonstrated in the above table, the Company can therefore experience period-to-period volatility in the underwriting results posted for individual coverages. In light of Old Republic's basic underwriting focus in managing its business, a long-term objective has been to dampen this volatility by diversifying the coverages it offers and the industries it serves.

The claim ratios include loss adjustment expenses where appropriate. Policyholders' dividends, which apply principally to workers' compensation insurance, are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends.

The overall general insurance claim ratio shows an increase for 2012 as higher loss costs for the aggregated commercial automobile (trucking), general liability, and workers' compensation coverages were mostly responsible for this uptrend, though workers' compensation produced the greatest adverse impact. 2011 and 2010 claim ratios reflect reasonably consistent trends. To a large extent, this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. Changes in commercial automobile claim ratios are primarily due to fluctuations in claim frequencies. Loss ratios for workers' compensation and liability insurance may reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. Additionally, workers' compensation claim costs in particular are affected by a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, and self-insured or deductible insurance programs that are intended to mitigate claim costs over time. Claim ratios for a relatively small book of general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestos and environmental claims exposures.

The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Given this concurrent underwriting approach, an evaluation of trends in premiums, claim and dividend ratios for these individual coverages is more appropriately considered in the aggregate.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. These ratios moderated in the two most recent years and are trending towards more historical levels due to the gradual stabilization of the housing and related mortgage lending industries.

RFIG Run-off - mortgage guaranty claim ratios have remained at high levels in recent periods. These ratios have risen principally as a result of higher reserve provisions and paid losses. Greater reserve provisions have resulted from higher levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and persistently high levels of unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation; more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan; increases in housing supply relative to recent demand; historically high levels of coverage rescissions and claim denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines; and changes in claim settlement costs. The latter are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

2012 claim costs were lower as a continuing downtrend in newly reported cases, relatively stable cure rates, and lower paid claim levels more than offset reduced provisions for claim rescissions or denials, and assumptions of greater defaults headed to foreclosure. Recurring claim costs for 2011 increased in comparison with 2010. While newly reported defaults continued in a downtrend, other offsetting factors led to these higher costs. The combination of higher claim payments and reduced levels of actual and estimated claim rescissions or denials on new and previously reported defaults is most accountable for the upward pressure on 2011 incurred claim costs. Captive reinsurance and pool insurance contract terminations had the effect of lowering the 2010 mortgage guaranty claim ratio from 168.6% to 153.6%.

2012 CCI operating performance was impacted by much greater claim costs. Lower incurred claims were experienced in this line in 2011 whereas 2010 reflected higher loss payment trends and increased levels of claim verification and resolution activity.

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

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $230.8 million, $235.1 million and $231.0 million, as of December 31, 2012, 2011 and 2010, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are fundamentally of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above noted reasons.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2012, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2012 and 2011, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $147.1 million and $182.0 million gross, respectively, and $119.4 million and $137.9 million net of reinsurance, respectively. Based on average annual claims payments during the five most recent calendar years, such reserves represented 4.7 years (gross) and 7.6 years (net of reinsurance) as of December 31, 2012 and 5.9 years (gross) and 9.4 years (net of reinsurance) as of December 31, 2011. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2012, incurred A&E claim and related loss settlement costs have averaged .1% of average annual General Insurance Group claims and related settlement costs.

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

The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 2002 through 2012.

		($ in Millions)
(a)	As of December 31(6)(7):	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
(b)	Liability (1) for unpaid claims and claim adjustment expenses(2):	$3,936	$3,769	$3,779	$3,229	$3,222	$3,175	$2,924	$2,414	$2,182	$1,964	$1,802

(c)	Paid (cumulative) as of (3):
	One year later	—%	25.1%	24.9%	26.1%	27.6%	28.7%	25.4%	15.8%	25.7%	24.8%	23.4%
	Two years later	—	—	36.5	38.7	41.1	43.2	41.3	32.4	34.3	39.3	38.4
	Three years later	—	—	—	47.6	50.0	51.6	51.3	44.1	45.1	44.5	48.1
	Four years later	—	—	—	—	55.9	57.5	56.9	51.7	52.3	51.0	50.8
	Five years later	—	—	—	—	—	62.1	61.3	55.7	57.8	56.1	55.2
	Six years later	—	—	—	—	—	—	65.2	59.5	60.4	60.3	59.1
	Seven years later	—	—	—	—	—	—	—	62.9	63.4	62.2	62.6
	Eight years later	—	—	—	—	—	—	—	—	66.2	65.1	64.0
	Nine years later	—	—	—	—	—	—	—	—	—	67.6	66.7
	Ten years later	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	69.1%
(d)	Liability reestimated (i.e., cumulative payments plus reestimated ending liability)
	As of (4):
	One year later	—%	99.5%	96.1%	97.6%	98.2%	97.4%	96.2%	95.2%	97.6%	97.2%	98.6%
	Two years later	—	—	96.3	94.6	95.1	94.9	94.3	92.3	94.8	97.0	98.2
	Three years later	—	—	—	93.3	93.1	92.5	92.4	90.4	93.3	95.6	99.7
	Four years later	—	—	—	—	91.8	90.9	90.2	88.4	92.2	95.7	100.4
	Five years later	—	—	—	—	—	89.9	89.0	87.3	91.6	95.6	100.6
	Six years later	—	—	—	—	—	—	87.7	86.6	91.1	95.5	101.0
	Seven years later	—	—	—	—	—	—	—	85.6	90.5	95.5	101.1
	Eight years later	—	—	—	—	—	—	—	—	89.9	95.6	101.5
	Nine years later	—	—	—	—	—	—	—	—	—	95.3	101.8
	Ten years later	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	101.7%
(e)	Redundancy (deficiency)(5) for each year-end	—%	.5%	3.7%	6.7%	8.2%	10.1%	12.3%	14.4%	10.1%	4.7%	(1.7)%
	Average redundancy (deficiency) for all year-ends	6.8%
__________

(1)	Amounts are reported net of reinsurance.

(2)	Excluding unallocated loss adjustment expense reserves.

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

(7)
Consumer credit indemnity coverages have been fully retained in this historical table for all years presented. In connection with the previously noted MI/CCI combination, certain General Insurance Group companies retain losses pursuant to various quota share and stop loss reinsurance agreements.

In reviewing the preceding tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving and settlement processes outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since cumulative retrospective premium and commission adjustments employed in various parts of the Company's business may partially offset such effects. The moderately deficient development of reserves at year-end 2002 pertains mostly to claims incurred in prior accident years, generally for business written in the 1980's. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

		($ in Millions)
Years Ended December 31: (1)		2012	2011	2010		2009	2008	2007	2006	2005	2004	2003	2002

(a)	Beginning net reserves	$3,769	$3,779	$3,819	*	$3,222	$3,175	$2,924	$2,414	$2,182	$1,964	$1,802	$1,678
Incurred claims and claim expenses:
(b)	Current year provision	1,652	1,582	1,351		1,343	1,452	1,490	1,295	1,191	1,070	893	814
(c)	Change in prior years' provision	(19)	(149)	(76)		(56)	(83)	(110)	(116)	(52)	(55)	(25)	(7)
(d)	Total incurred	1,632	1,432	1,275		1,287	1,369	1,379	1,179	1,138	1,014	868	807
Claim payments on:
(e)	Current years' events	524	537	529		460	502	476	342	402	332	277	260
(f)	Prior years' events	941	905	786		818	820	652	326	504	463	428	423
(g)	Total payments	1,465	1,442	1,315		1,279	1,323	1,128	668	907	796	706	683

(h)	Ending net reserves (a + d - g)	3,936	3,769	3,779		3,229	3,222	3,175	2,924	2,414	2,182	1,964	1,802
(i)	Unallocated loss adjustment
	expense reserves	183	137	149		104	104	103	97	92	87	83	78
(j)	Reinsurance recoverable on
	claims reserves	2,787	2,827	2,825		2,046	2,020	1,976	1,929	1,894	1,632	1,515	1,363
(k)	Gross claims reserves (h + i + j)	$6,907	$6,733	$6,753		$5,380	$5,346	$5,256	$4,951	$4,401	$3,902	$3,562	$3,244
__________

(*) Includes reserves acquired through the PMA merger.
(1) Consumer credit indemnity coverages have been fully retained in this historical table for all years presented. For segment reporting purposes, $70.2 million, $31.2 million, and $40.1 million of ending net reserves reported in the above table are reported as part of the RFIG Run-off Business segment as of December 31, 2012, 2011 and 2010, respectively. In connection with the previously noted MI/CCI combination, certain General Insurance Group companies retain losses pursuant to various quota share and stop loss reinsurance agreements.

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

Management considers investment grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no bond or note investments in default as to principal and/or interest at December 31, 2012 and 2011. The status and fair value changes of each investment is reviewed on at least a quarterly basis, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each balance sheet date. Substantially all of the Company's invested assets as of December 31, 2012 have been classified as "available for sale" pursuant to the existing investment policy.

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

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31:	2012	2011
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$1,216.8	$1,182.1
Tax-Exempt	392.2	620.5
Corporate	6,957.1	6,590.5
	8,566.2	8,393.2

Equity Securities	739.7	580.8
Short-term Investments	1,264.9	1,476.2
Miscellaneous Investments	29.6	35.3
Total available for sale	10,600.5	10,485.6

Other Investments	8.2	9.8
Total Investments	$10,608.8	$10,495.5

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31:	2012	2011	2010
Fixed Maturity Securities:
Taxable Interest	$303.4	$310.2	$302.9
Tax-Exempt Interest	17.5	43.0	65.6
	321.0	353.2	368.5

Equity Securities Dividends	13.1	11.3	9.0

Other Investment Income:
Interest on Short-term Investments	1.9	1.5	1.5
Sundry	5.4	4.7	3.9
	7.4	6.3	5.4
Gross Investment Income	341.6	370.9	383.1
Less: Investment Expenses (a)	5.1	6.2	4.1
Net Investment Income	$336.5	$364.6	$379.0

__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $2.0 million, $1.9 million and $.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $8.5 billion and $8.3 billion at December 31, 2012 and 2011, respectively, represented approximately 53% and 52%, respectively, of consolidated assets, and 68% of consolidated liabilities as of both dates.

Credit Quality Ratings of Fixed Maturity Securities (b)
December 31:	2012	2011
	(% of total portfolio)
Aaa	15.2%	15.2%
Aa	11.5	14.1
A	34.2	36.5
Baa	38.4	33.3
Total investment grade	99.3	99.1
All other (c)	.7	.9
Total	100.0%	100.0%
__________

(b)
Credit quality ratings used are those assigned primarily by Moody's for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor's ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody's ratings classifications.

(c)	"All other" includes non‑investment grade or non‑rated issuers.

Age Distribution of Fixed Maturity Securities
December 31:	2012	2011
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	15.7%	12.0%
Due after one year through five years	41.6	42.4
Due after five years through ten years	40.1	42.1
Due after ten years through fifteen years	1.0	1.6
Due after fifteen years	1.6	1.9
	100.0%	100.0%

Average Maturity in Years	4.7	5.0

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2012.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 254 Company offices and through agencies and underwritten title companies in Puerto Rico, the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2012, approximately 68% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

At least one Old Republic general insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces; title insurance operations are licensed to do business in 50 states, the District of Columbia, Puerto Rico and Guam; mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

Geographical Distribution of Consolidated Direct Premiums Written

	2012	2011	2010
United States:
Northeast	12.7%	11.9%	9.3%
Mid-Atlantic	10.7	11.2	7.9
Southeast	18.8	19.2	20.5
Southwest	11.1	11.4	12.4
East North Central	12.0	11.7	12.6
West North Central	10.6	11.1	12.6
Mountain	7.0	7.2	8.1
Western	14.8	13.6	13.5
Foreign (Principally Canada)	2.3	2.7	3.1
Total	100.0%	100.0%	100.0%

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

The following table displays the Company's General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2012.

Major General Insurance Balances Due from Reinsurers

		($ in Millions)			% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Claim	Exposure	Reinsured
Reinsurer	Rating	Claims	Reserves	to Reinsurer	Liabilites
Munich Re America, Inc.	A+	$8.7	$727.9	$736.7	25.8%
Swiss Reinsuance America Corporation	A+	4.2	227.8	232.0	8.1
Trabaja Reinsurance Corporation	Unrated	2.2	129.2	131.4	4.6
Hanover Ruckversicherungs	A+	.9	109.9	110.8	3.9
National WC Reinsurance Pool	Unrated	1.6	99.5	101.1	3.5
General Reinsurance Corporation	A++	2.3	89.2	91.6	3.2
Westport Insurance Corporation	A+	1.5	62.0	63.5	2.2
Muenchener Ruckversicherungs	A+	5.9	57.5	63.4	2.2
PXRE Reinsurance Company	Unrated	27.9	30.6	58.6	2.1
Transatlantic Reinsurance Company	A	2.1	51.7	53.8	1.9
Total		$57.7	$1,585.6	$1,643.4	57.5%

The RFIG Run-off mortgage guaranty operation's total claim exposure to its largest reinsurer, AAMBG Reinsurance, Inc., was $14.0 million, which represented .5% of total consolidated reinsured liabilities as of December 31, 2012. Reinsured liabilities of the Title Insurance Group and small life and accident insurance operations are not material.

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 million for workers' compensation; $3.5 million for commercial auto liability; $3.5 million for general liability; $8.0 million for executive protection (directors & officers and errors & omissions); $2.0 million for aviation; and $3.5 million for property coverages. Title insurance risk assumptions are currently limited to a maximum of $500.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0 million. Roughly 14% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other mortgage guaranty insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is approximately (in whole dollars) $38,500 per insured loan.

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

(g) Employees. As of December 31, 2012, Old Republic and its subsidiaries employed approximately 7,800 persons on a full time basis. A majority of eligible full time employees participate in various pension (all of which are in run-off status) or similar plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

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

Parent Company

Dividend Dependence and Liquidity

The Company is an insurance holding company with no operations of its own. Substantially all of its assets consist of the business conducted by its insurance subsidiaries. It relies upon dividends from such subsidiaries in order to pay the interest and principal on its debt obligations, dividends to its shareholders, and corporate expenses. The extent to which the insurance subsidiaries are able to declare and pay dividends is subject to regulations under the laws of their states or foreign jurisdictions of domicile. The regulations limit dividends based on the amount of statutory adjusted unassigned surplus or statutory earnings, and require the insurance subsidiaries to maintain minimum amounts of capital, surplus and reserves. Dividends in excess of the ordinary limitations can only be declared and paid with prior regulatory approval, of which there can be no assurance. The inability of the insurance subsidiaries to pay dividends in an amount sufficient to meet the Company's debt service and cash dividends on stock, as well as other cash requirements could result in liquidity issues.

Capitalization

Apart from dividends and interest on intercompany financing arrangements from its subsidiaries, the Company has access to various capital and liquidity resources including holding company investments and the debt and equity capital markets. At December 31, 2012, the Company's consolidated debt to equity ratio was 15.9%. Management believes that this level of financial leverage is sufficiently conservative that the Company would have additional borrowing capacity to meet some possible future capital or liquidity needs. The availability of all such capital sources cannot, however, be assured and its cost could be significant at the time capital is raised.

Convertible Senior Notes

The Company's 3.75% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As previously noted, however, management believes the Final Order issued by the North Carolina Department of Insurance to RMIC has precluded such an event from occurring for the foreseeable future. Moreover, RMIC is expected to be increasingly less significant as its run-off book of business extinguishes itself. While Old Republic believes that it would have access to the capital markets or otherwise mitigate an event of default under the Notes, there is no assurance that it would be able to do so under future stressful capital market conditions.

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

Liquidity Risk

As indicated above, the Company manages its fixed-maturity investments with a view toward matching the maturities of those investments with the anticipated liquidity needs of its subsidiaries for the payment of claims and expenses. If a subsidiary suddenly experienced greater-than-anticipated liquidity needs for any reason, it could require an injection of funds that might not necessarily be available to meet its obligations at a point in time. Alternatively, invested securities may need to be sold at a loss and thus impact adversely both financial condition and operating results.

Regulatory Environment

The Company's insurance businesses are subject to extensive governmental regulation under state laws in the U.S. and the laws of each of the few other jurisdictions outside the U.S. in which they operate. These regulations relate to such matters as licensing requirements, types of insurance products that may be sold, premium rates, marketing practices, capital and surplus requirements, investment limitations, underwriting limitations, dividend payment limitations, transactions with affiliates, accounting practices, taxation and other matters. While most of the regulation is at the state level in the U.S., the federal government has increasingly expressed an interest in regulating the insurance business and has injected itself through the Graham-Leach-Bliley Act, the Patriot Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2009. Moreover, changes in the Internal Revenue Code and other regulations bear directly on the costs of conducting an insurance business through increased compliance expenses.

Apart from the rising costs of compliance, as existing regulations evolve through administrative and court interpretations, and as new regulations are adopted, there is no basis for predicting the impact that changes could have on the Company's businesses in the future. The impact could have a material adverse effect on the manner in which the company's subsidiaries do business, and or their ability to compete, to continue offering their existing products, or to pursue acquisitions and growth opportunities.

Competition

Each of the Company's lines of continuing insurance business is highly competitive and is likely to remain so for the foreseeable future. Moreover, existing competitors and the capital markets have from time to time brought an influx of capital and newly-organized entrants into the industry, and changes in laws have enabled financial institutions, like banks and savings and loans, to sell insurance products. Increases in competition threaten to reduce demand for the Company's insurance products, reduce its market share and growth prospects, and potentially reduce its profitability.

Exposure to Independent Rating Downgrades

The competitive positions of insurance companies in general have come to depend increasingly on independent ratings of their financial strength and claims-paying ability. The rating agencies base their ratings on criteria they establish regarding an insurer's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. A significant downgrade in the ratings of any of the Company's major policy-issuing subsidiaries could have a materially adverse effect on their ability to compete for new business and retain existing business and, as a result, their operating results and financial condition.

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

Risk Management

The Company has established processes and procedures designed to identify, measure, analyze, monitor and report the types of risk the Company and its subsidiaries are subject to, including operational risk, market risk, credit risk, liquidity risk, investment risk, interest rate risk, legal risk and reputational risk, among others. There are inherent limitations in such processes and procedures, and as a result, there is always the possibility that the Company has not adequately identified or anticipated risks. Such inadequacies could lead to future unexpected losses or expenses.

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

Workers' Compensation Coverage

Workers' compensation coverage is the largest line of insurance written within the Company. The frequency and severity of claims, and the adequacy of reserves for workers' compensation claims and expenses can all be significantly influenced by such risk factors as future wage inflation in states that index benefits, the speed with which injured employees are able to return to work in some capacity, the cost and rate of inflation in medical treatments, the types of medical procedures and treatments, the cost of prescription medications, the frequency with which closed claims reopen for additional or related medical issues, the mortality of injured workers with lifetime benefits and medical treatments, the use of health insurance to cover some of the expenses, the assumption of some of the expenses by states' second injury funds, the use of cost containment practices like preferred provider networks, and the opportunities to recover against third parties through subrogation. Adverse developments in any of these factors, if significant, could have a materially adverse effect on the Company's operating results and financial condition.

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

Competition

Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top four title insurance companies during 2012 accounted for about 87% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is always competition among the major companies for key employees, especially those engaged in business production.

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

From time to time the Company's title insurance subsidiaries are named as defendants or are otherwise involved in various legal proceedings, including class actions and other litigation,disputes with third parties, and proceedings or civil investigations brought by regulatory agencies. Any resulting adverse judgments, settlements, fines, penalties or other rulings could have, directly or indirectly, a material adverse effect on the Company's financial condition, results of operations or business reputation.

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

RFIG Run-off Business

In late March 2012, the Company combined its General Insurance Group's Consumer Credit Indemnity (CCI) division with its Mortgage Guaranty (MI) business in a renamed Republic Financial Indemnity Group, Inc. (RFIG) Run-off segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints.

The combination affects the manner in which segmented information is now presented. The operating results of the combined coverages are therefore shown as a single run-off book of business within ORI's consolidated operations. Prior periods' segmented information for the general insurance and RFIG Run-off business segments has therefore been reclassified to provide necessary consistency in period-to-period comparisons.

Mortgage Guaranty Business in Run-off; Possible Material Losses, Statutory Capital Impairment, and Receivership

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted RMIC's statutory capital base and forced it to discontinue writing new business. Sixteen states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to the level of risk in force, the most common measure being a risk to capital ratio of 25 to 1. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its sister company, Republic Mortgage Insurance Company of North Carolina (RMIC-NC), discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business.

During 2012 the North Carolina Department of Insurance ("NCDOI") issued several orders the ultimate effects of which were:

• To place RMIC and its affiliate, Republic Mortgage Insurance Company of North Carolina ("RMICNC") under NCDOI supervision;
• To approve a Corrective Plan submitted by RMIC pursuant to which all settled claims are to be paid in cash for 60% of the settled amount, with the remaining 40% retained in claim reserves as a Deferred Payment Obligation ("DPO") until a future payment of all or a portion of this 40% is approved by the NCDOI; and
• To execute the DPO-based run-off plan under Old Republic's ownership and NCDOI supervision of RMIC and RMICNC to effect a most economically sound realization of ultimate benefits to policyholders during a sufficiently long future period.

RMIC's evaluation of the potential long-term performance of the run-off book of business is based on various modeling techniques. Of necessity the resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's ten year standard model of forecasted results extending through 2022 continues to reflect ultimate profitability for the book of business.

The indicated positive outcome of the ten year standard model notwithstanding, it is more likely than not that MI operating results for 2013 and 2014 will be negative. As long as the run-off under NCDOI supervision remains in place, however, the statutory DPO accounting treatment should mitigate the adverse effect of operating losses on the statutory capital balance. In these circumstances, RMIC's and RMICNC's statutory solvency would be retained and the risk of a regulatory receivership action would be averted. In management's opinion, the DPO Plan under NCDOI supervision should be continued for a sufficiently long period of time to achieve the objectives contemplated by the above referenced NCDOI orders.

There can be no assurance that RMIC and RMIC-NC will emerge from the run-off as solvent companies or that, even if they do, they will be re-approved to write mortgage guaranty insurance on loans purchased by Fannie Mae or Freddie Mac. There can be no assurance that the conditions or the duration of the run-off of their business will remain unchanged or that they will remain under supervision rather than receivership.

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

The Company's mortgage guaranty premiums stem principally from monthly installment policies. Substantially all such premiums are generally written and earned in the month coverage is effective. Recognition of claim costs, however, occurs only after an insured mortgage loan has missed two or more consecutive monthly payments. Accordingly, GAAP revenue recognition is not appropriately matched to the risk exposure and the consequent recognition of both normal and, most significantly, future catastrophic loss occurrences. As a result, mortgage guaranty GAAP earnings for any individual year or series of years may be materially adversely affected, particularly by cyclical catastrophic loss events such as the mortgage insurance industry has experienced since mid-year 2007. Reported GAAP earnings and financial condition form, in part, the basis for significant judgments and strategic evaluations made by management, analysts, investors, and other users of the financial statements issued by mortgage guaranty companies. The risk exists that such judgments and evaluations are at least partially based on GAAP financial information that does not match revenues and expenses and is not reflective of the long-term normal and catastrophic risk exposures assumed by mortgage guaranty insurers at any point in time. This risk is inherent in the models on which the run-off of RMIC's and RMIC-NC's business is based.

Inadequate Loss Reserves

The Company establishes reserves for losses and loss adjustment expenses for its mortgage and consumer credit indemnity insurance coverages based upon loans reported to be in default, as well as estimates of those in default but not yet reported. Of necessity, the reserves are best estimates by management and take into consideration its judgments and assumptions regarding the housing and mortgage markets, unemployment rates and economic trends in general. During the ongoing sustained economic downturn, loss reserve estimates become subject to even greater uncertainty and volatility. The rate and severity of actual losses could prove to be greater than expected and require the Company to effect substantial increases in its loss reserves. Depending upon the magnitude, such increases could have a materially adverse impact on the Company's mortgage insurance and consumer credit indemnity insurance run-off business and the Company's consolidated results of operations and financial condition. There can be no assurance that the actual losses for the mortgage insurance and consumer credit indemnity coverages, will not be materially greater than previously established loss reserves.

Fewer Coverage Rescissions

The Company may rescind its mortgage guaranty and consumer credit indemnity coverages whenever it finds evidence that a loan did not qualify for insurance coverage in the first instance, or that a material misrepresentation had been made in the loan application by the borrower, the lender, and/or its agent. During the past several years, the rate of rescissions rose dramatically. As a result, rescissions reduced materially the percentage of approved claims, and loss reserving estimates have reflected assumptions about the levels of rescission activity.

A few policyholders who have experienced high rates of coverage rescission have instituted litigation or arbitration proceedings challenging the Company's position on rescissions. Whether the current rescission rates continue or decrease, it is possible that further litigation or arbitral challenges to the Company's rescissions of coverage could arise. If any of the challenges are successful, they could have a materially adverse effect on the Company's mortgage guaranty and/or consumer credit indemnity run-off insurance business and consolidated operating results and financial position. Even if such challenges should prove unsuccessful, the costs of addressing them through litigation could be substantial.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 52% is occupied by Old Republic, and the remainder is leased to others. In addition to its Chicago building, the Company owns two other major office buildings. A subsidiary of the Title Insurance Group partially occupies its owned headquarters building in Minneapolis, Minnesota. This building contains 110,000 square feet of floor space of which approximately 73% is occupied by the Old Republic National Title Insurance Company, and the remainder is leased to others. A subsidiary of the General Insurance Group, PMA, owns its building in Blue Bell, Pennsylvania. This building contains 110,000 square feet of floor space and is entirely owner-occupied. Eight smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2012 was $59.7 million.

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

Purported class action lawsuits are pending against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”), in federal courts in two states - Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006), and Texas (Ahmad et al. v. ORNTIC, U.S. District Court, Northern District, Texas, Dallas Division, filed February 8, 2008). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The Pennsylvania suit also alleges violations of the federal Real Estate Settlement Procedures Act (“RESPA”). The Court in the Texas suit dismissed similar RESPA allegations. Classes have been certified in the Pennsylvania suit, but the 5th Circuit Court of Appeals has reversed the earlier class certification in the Texas case.

A putative class action filed in state court in Kansas City, Missouri on December 7, 2006 (Painter et al. v. Old Republic Title Company of Kansas City and Old Republic National Title Insurance Company) alleges that the companies overcharged title recording fees in a number of states. No class has yet been certified. Though the suit is not expected to result in any material liability to the Company, the expenses of reviewing individual closing files as a part of the discovery which the Company has been ordered to undertake have been substantial and may continue.

On May 22, 2009, a purported national class action suit was filed in the U.S. District Court in Birmingham, Alabama (Barker v. Old Republic Home Protection) alleging that Old Republic Home Protection paid fees to the real estate brokers to market its home warranty contracts and that the payment of such fees was in violation of Sections 8(a) and 8(b) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA. No class has been certified, and the action is not expected to result in any material liability to the Company.

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc., (“Old Republic”) filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. (“Countrywide”) and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois (Old Republic Insurance Company, et al. v. Countrywide Bank FSB, et al.) seeking rescission of various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account, a declaratory judgment and money damages based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications. Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies, as well as unspecified compensatory and punitive damages.

On November 3, 2010, Bank of America, N.A. (“B of A”) filed suit against Old Republic Insurance Company (“ORIC”)in the U.S. District Court for the Western District of North Carolina (Bank of America, N.A. v. Old Republic Insurance Company) alleging breach of contract, breach of the duty of good faith and fair dealing and bad faith with respect to ORIC's handling of certain claims under a policy of credit indemnity insurance issued to B of A. The policy is not related to those issued to Countrywide, which are the subject of the above-noted separate litigation. The B of A suit seeks a declaratory judgment with respect to the interpretation of certain policy terms, B of A's compliance with certain terms and conditions of the policy, and the propriety of certain positions and procedures taken by ORIC in response to claims filed by B of A. The suit also seeks money damages in excess of $320 million, pre and post judgment interest and unspecified punitive damages. On January 23, 2012, ORIC filed a counterclaim seeking damages based on B of A's alleged interference with ORIC's subrogation rights.

On December 31, 2009, two of the Company's mortgage insurance subsidiaries, Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together “RMIC”) filed a Complaint for Declaratory Judgment in the Supreme Court of the State of New York, County of New York, against Countrywide Financial Corporation, Countrywide Home Loans, Inc., The Bank of New York Mellon Trust Company, N.A., BAC Home Loans Servicing, LP, and Bank of America N.A. as successor in interest to Countrywide Bank, N.A. (together “Countrywide”)(Republic Mortgage Insurance Company, et al v. Countrywide Financial Corporation, et al). The suit relates to five mortgage insurance master policies (the “Policies”) issued by RMIC to Countrywide or to the Bank of New York Mellon Trust Company as co-trustee for trusts containing securitized mortgage loans that were originated or purchased by Countrywide. RMIC has rescinded its mortgage insurance coverage on over 1,500 of the loans originally covered under the Policies based upon material misrepresentations of the borrowers in their loan applications or the negligence of Countrywide in its loan underwriting practices or procedures. Each of the coverage rescissions occurred after a borrower had defaulted and RMIC reviewed the claim and loan file submitted by Countrywide. The suit seeks the Court's review and interpretation of the Policies' incontestability provisions and its validation of RMIC's investigation procedures with respect to the claims and underlying loan files.

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

After its First Amended Complaint was dismissed on May 4, 2011, on July 19, 2011, J.P. Morgan Chase Bank, N.A. (“Chase”) filed a Second Amended Complaint against RMIC in the U.S. District Court for the District of New Jersey arising out of RMIC's rescissions of coverage on approximately 377 mortgage loans. (J.P. Morgan Chase Bank, N.A. v. Republic Mortgage Insurance Company). The new lawsuit abandons the earlier claim, which the Court dismissed, that RMIC could not unilaterally rescind coverage. Instead, Chase alleges that RMIC's rescissions were improper either because the coverage had become incontestable; or the rescissions relied upon evidence that was either improperly obtained or insufficient, unreliable or immaterial; or the rescissions were not permitted by applicable law. Based on these allegations, Chase asserts claims for breach of contract, breach of good faith and fiduciary duties, negligence and violations of Colorado and Louisiana insurance laws and seeks declaratory relief and unspecified compensatory, treble and punitive damages. On September 26, 2011, RMIC filed a motion for entry of an order dismissing various claims in the Second Amended Complaint with prejudice and requiring Chase to provide a more definitive statement of any remaining claims. That motion is awaiting the Court's action.

Nine purported class action suits alleging RESPA violations have been filed in the Federal District Courts, two in the Central District of California, five in the Eastern District of Pennsylvania, and two in the Western District of Pennsylvania, respectively, between December 9, 2011 and January 4, 2013. The suits target J.P. Morgan Chase Bank, N.A., the PNC Financial Services Group, Inc. as successor to National City Bank, N.A., Citibank, N.A., HSBC Bank USA, N.A., Bank of America, N.A., Fifth Third Bank, N.A., Flagstar Bank, FSB, First Tennessee Bank, N.A., and Wachovia Bank, N.A., each of their wholly-owned captive insurance subsidiaries and most or all of the mortgage guaranty insurance companies, including RMIC. (Samp, Komarchuk, Whitaker v. J.P. Morgan Chase Bank, N.A., et al.; White, Hightower v. The PNC Financial Services Group, Inc., et al; Menichino v. CitiBank, N.A., et al; Riddle v. Bank of America, et al; Manners v. Fifth Third Bank, et al; Hill, et al. v. Flagstar Bank, FSB, et al.; Barlee v. First Tennessee Bank, N.A., et al.; Orange v. Wachovia Bank, N.A., et al.; and Ba, Chip, et al. v. HSBC Bank USA, N.A., et al). The lawsuits, filed by the same law firms, are substantially identical in alleging that the mortgage guaranty insurers had reinsurance arrangements with the defendant banks' captive insurance subsidiaries under which payments were made in violation of the anti-kickback and fee splitting prohibitions of Sections 8(a) and 8(b) of RESPA. Each of the suits seeks unspecified damages, costs, fees and the return of the allegedly improper payments. A class has not been certified in any of the suits.

A purported state class action suit was filed against Old Republic Title Company in the Superior Court of California for Orange County on January 7, 2011, on behalf of the Company's escrow officers and escrow assistants in the State of California. (Hinrichs v. Old Republic Title Company). The Company filed a demur to the complaint, and in response, plaintiff filed an Amended Complaint on January 5, 2012 adding another named plaintiff. The suit alleged that the Company failed to pay overtime, failed to calculate overtime properly, denied meal breaks and rest breaks and failed to itemize pay statements, in violation of the California Labor Code and seeks compensatory damages, statutory penalties, interest, costs and attorneys' fees for the period from January 7, 2007 to the present. On January 11, 2013, a tentative settlement was reached calling for the Company's payment to the plaintiffs, the class and their lawyers. The Company has recorded its estimated liability as of December 31, 2012.

On September 26, 2012 a purported national class action suit was filed against Old Republic Home Protection Company in the Superior Court of California for Riverside County. (Friedman v. Old Republic Home Protection Company, Inc.). The suit alleges that the Company operates in breach of its home warranty contracts, in breach of implied covenants of good faith and fair dealing, in violation of various provisions of the California Civil Code and Business and Professions Code and is guilty of false advertising. The stated class period is from November 24, 2004 through the present. The suit seeks declaratory relief, injunctive relief, restitution, damages, costs and attorneys' fees in unspecified amounts. The firm representing the plaintiff had previously filed similar suits against the Company, which were unsuccessful. The Company succeeded in having the case removed to the U.S. District Court for the Central District of California on October 24, 2012, and believes it has strong defenses to the allegations and to the certification of any class in this matter.

PNC Bank, N.A., in its own right and as successor-in-interest to National City Corporation, filed suit against RMIC on October 10, 2012 in the United States District Court for the Western District of Pennsylvania disputing RMIC's denials and rescissions of its mortgage guaranty insurance coverage on an unspecified number of mortgage loans. It filed an amended complaint on January 30, 2013 identifying 248 disputed coverage denials or rescissions (PNC Bank, N.A. v. Republic Mortgage Insurance Company). The suit seeks certain declaratory relief, actual money damages and unspecified compensatory, consequential and punitive damages.

Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. The Company and its subsidiaries have defended and intend to continue defending vigorously against each of the aforementioned actions. The Company does not believe it probable that any of these actions will have a material adverse effect on its consolidated financial position, results of operations or cash flows, though there can be no assurance in those regards. Except as otherwise noted, the Company is unable to make a reasonable estimate or range of estimates of any potential liability under these lawsuits, the counterclaim and the arbitration, all of which seek unquantified damages, attorneys' fees and expenses. It is also unclear what effect, if any, the run-off of RMIC and depletion of its capital will have in the actions against it.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low sales prices as reported on the New York Stock Exchange and cash dividends declared for each quarterly period during the past two years were as follows:

		Sales Price		Cash
		High	Low	Dividends
1st quarter	2011	$13.92	$11.62	$.1750
2nd quarter	2011	13.28	11.57	.1750
3rd quarter	2011	12.20	8.68	.1750
4th quarter	2011	$10.48	$7.15	$.1750

1st quarter	2012	$11.21	$8.86	$.1775
2nd quarter	2012	10.88	8.02	.1775
3rd quarter	2012	9.81	7.76	.1775
4th quarter	2012	$11.05	$9.20	$.1775

As of January 31, 2013, there were 2,351 registered holders of the Company's Common Stock. See Note 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five Year Performance Graphs for Common Stock

The following table, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2012. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following tables has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2012)

	Dec 07	Dec 08	Dec 09	Dec 10	Dec 11	Dec 12
ORI	$100.00	$81.64	$73.26	$104.83	$76.21	$94.37
S&P 500	100.00	63.00	79.67	91.68	93.61	108.59
Peer Group	100.00	78.54	87.99	106.05	115.50	138.64

The Peer Group consists of the following publicly held corporations selected by the Company for its 2007 to 2012 comparison: Ace Limited, American Financial Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, First American Financial Corporation, Markel Corporation, MGIC Investment Corporation, Stewart Information Services Corporation, Travelers Companies, Inc., and XL Group Plc.

The composition of the Peer Group companies has been approved by the Compensation Committee.

Item 6 - Selected Financial Data ($ in millions, except share data)

December 31:	2012	2011	2010	2009	2008
FINANCIAL POSITION:
Cash and Invested Assets (a)	$10,800.6	$10,685.2	$10,490.7	$9,879.0	$8,855.1
Other Assets	5,426.2	5,365.2	5,391.9	4,310.9	4,410.9
Total Assets	$16,226.8	$16,050.4	$15,882.7	$14,190.0	$13,266.0

Liabilities, Other than Debt	$12,057.6	$11,365.0	$11,286.2	$9,951.8	$9,292.6
Debt	572.9	912.8	475.0	346.7	233.0
Total Liabilities	12,630.6	12,277.8	11,761.3	10,298.6	9,525.7
Preferred Stock	—	—	—	—	—
Common Shareholders' Equity	3,596.2	3,772.5	4,121.4	3,891.4	3,740.3
Total Liabilities and Shareholders' Equity	$16,226.8	$16,050.4	$15,882.7	$14,190.0	$13,266.0

Total Capitalization (b)	$4,169.1	$4,685.4	$4,596.4	$4,238.2	$3,973.4

Years Ended December 31:	2012	2011	2010	2009	2008
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned	$4,471.0	$4,050.1	$3,573.5	$3,388.9	$3,318.1
Net Investment and Other Income	451.1	479.8	420.0	408.3	406.0
Realized Investment Gains (Losses)	47.8	115.5	109.1	6.3	(486.4)
Net Revenues	4,970.1	4,645.5	4,102.7	3,803.6	3,237.7
Benefits, Claims, and
Settlement Expenses	2,765.3	2,764.3	2,278.2	2,609.8	2,722.1
Underwriting and Other Expenses	2,333.3	2,117.8	1,796.8	1,467.4	1,334.8
Pretax Income (Loss)	(128.5)	(236.7)	27.6	(273.6)	(819.2)
Income Taxes (Credits)	(59.8)	(96.1)	(2.5)	(174.4)	(260.8)
Net Income (Loss)	$(68.6)	$(140.5)	$30.1	$(99.1)	$(558.3)

COMMON SHARE DATA:
Net Income (Loss):
Basic	$(.27)	$(.55)	$.13	$(.42)	$(2.41)
Diluted	$(.27)	$(.55)	$.13	$(.42)	$(2.41)

Dividends: Cash	$.71	$.70	$.69	$.68	$.67

Book Value	$14.03	$14.76	$16.16	$16.49	$15.91

Common Shares (thousands):
Outstanding	256,392	255,681	255,045	235,995	235,031

Average: Basic	255,812	255,045	241,075	235,657	231,484
Diluted	255,812	255,045	241,327	235,657	231,484
__________

(a)	Consists of cash, investments and accrued investment income.

(b)	Total capitalization consists of debt, preferred stock, and common shareholders' equity.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for 1.3% of consolidated operating revenues for the year ended December 31, 2012 and 1.5% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements is new guidance issued by the FASB relative to the calculation of deferred acquisition costs incurred by insurance entities which is discussed further in Note 1(f) of the Notes to Consolidated Financial Statements.

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

EXECUTIVE SUMMARY

In late March 2012, the Company combined its General Insurance Group's Consumer Credit Indemnity (CCI) division with its Mortgage Guaranty (MI) business in a renamed Republic Financial Indemnity Group, Inc. ("RFIG") Run-off segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints.

The combination affects the manner in which segmented information is now presented. The operating results of the combined coverages are therefore shown as a single run-off book of business within ORI's consolidated operations. Prior periods' segmented information for the general insurance and RFIG run-off business segments has therefore been reclassified to provide necessary consistency in period-to-period operating comparisons. The segment reclassifications have no effect on the presentation of the underlying consolidated financial statements.

Financial Highlights
				% Change
				2012	2011
Years Ended December 31:	2012	2011	2010	vs. 2011	vs. 2010
Operating Revenues:
Excluding run-off business	$4,474.9	$3,965.3	$3,317.0	12.9%	19.5%
RFIG run-off business	447.3	564.6	676.5	(20.8)	(16.5)
Total	$4,922.2	$4,529.9	$3,993.5	8.7%	13.4%
Net Operating Income (Loss):
Excluding run-off business	$231.0	$257.5	$218.9	(10.3)%	17.7%
RFIG run-off business	(330.8)	(476.1)	(259.5)	30.5	(83.4)
Total	$(99.7)	$(218.5)	$(40.6)	54.3%	N/M
Net Income (Loss):
Excluding run-off business	$253.1	$280.5	$261.6	(9.8)%	7.2%
RFIG run-off business	(321.8)	(421.1)	(231.4)	23.6	(81.9)
Total	$(68.6)	$(140.5)	$30.1	51.1%	N/M
Diluted Earnings Per Share:
Net Operating Income (Loss)
Excluding run-off business	$0.90	$1.01	$0.92	(10.9)%	9.8%
RFIG run-off business	(1.29)	(1.87)	(1.08)	31.0	(73.1)
Total	$(0.39)	$(0.86)	$(0.16)	54.7%	N/M
Net Income (Loss)
Excluding run-off business	$0.99	$1.10	$1.09	(10.0)%	0.9%
RFIG run-off business	(1.26)	(1.65)	(0.96)	23.6	(71.9)
Total	$(0.27)	$(0.55)	$0.13	50.9%	N/M
Cash Dividends Per Share	$0.71	$0.70	$0.69	1.4%	1.4%
Ending Book Value Per Share	$14.03	$14.76	$16.16	(4.9)%	(8.7)%

2012 operating results benefited from substantial improvements in title insurance and much reduced losses in the combined mortgage guaranty ("MI") and consumer credit indemnity ("CCI") run-off books of business. General insurance profits, however, dropped measurably as an increase in claim costs, mostly for the workers' compensation coverage, hindered profitability in Old Republic's largest segment. By contrast, 2011 operating results were enhanced by significant growth in general and title insurance whereas combined MI and CCI deteriorated measurably. In 2010, general insurance profitability was penalized by greater claim costs while title insurance earnings improved slightly. A reduction in combined MI and CCI claim costs led to a much lower 2010 consolidated operating loss.

Consolidated Results - The major components of Old Republic's consolidated results and other data for the periods reported upon are shown below. Any necessary reclassifications of prior years' data are reflected in the table, including the previously noted 2012 reclassification of the CCI coverage from the General Insurance segment to the RFIG run-off business.

				% Change
				2012	2011
Years Ended December 31:	2012	2011	2010	vs. 2011	vs. 2010
Operating revenues:
General insurance	$2,699.4	$2,488.6	$1,986.9	8.5%	25.3%
Title insurance	1,707.1	1,391.8	1,238.8	22.7	12.3
Corporate and other	68.3	84.8	91.2	(19.4)	(7.0)
Subtotal	4,474.9	3,965.3	3,317.0	12.9	19.5
RFIG run-off business	447.3	564.6	676.5	(20.8)	(16.5)
Total	$4,922.2	$4,529.9	$3,993.5	8.7%	13.4%
Pretax operating income (loss):
General insurance	$261.0	$353.9	$316.7	(26.3)%	11.7%
Title insurance	73.8	36.2	9.4	103.9	284.5
Corporate and other	(2.7)	(14.6)	(2.8)	81.1	(407.4)
Subtotal	332.1	375.5	323.2	(11.5)	16.2
RFIG run-off business	(508.6)	(727.8)	(404.8)	30.1	(79.8)
Total	(176.4)	(352.2)	(81.5)	49.9	(332.2)
Realized investment gains (losses):
From sales	48.1	165.8	110.3
From impairments	(0.2)	(50.2)	(1.2)
Net realized investment gains (losses)	47.8	115.5	109.1	(58.6)	5.9
Consolidated pretax income (loss)	(128.5)	(236.7)	27.6	45.7	N/M
Income taxes (credits)	(59.8)	(96.1)	(2.5)	37.7	N/M
Net income (loss)	$(68.6)	$(140.5)	$30.1	51.1%	N/M
Consolidated underwriting ratio:
Including RFIG run-off business
Benefits and claim ratio	61.9%	68.3%	63.8%	(9.4)%	7.1%
Expense ratio	48.5%	47.5%	47.6%	2.1%	(0.2)%
Composite ratio	110.4%	115.8%	111.4%	(4.7)%	3.9%
Excluding RFIG run-off business
Benefits and claim ratio	45.7%	45.2%	43.1%	1.1%	4.9%
Expense ratio	52.4	51.2	54.4	2.3	(5.9)
Composite ratio	98.1%	96.4%	97.5%	1.8%	(1.1)%
Diluted earnings per share:
Net operating income (loss)	$(0.39)	$(0.86)	$(0.16)	54.7%	N/M
Net realized investment gains (losses)	0.12	0.31	0.29
Net income (loss)	$(0.27)	$(0.55)	$0.13	50.9%	N/M
Cash dividends paid per share	$0.71	$0.70	$0.69	1.4%	1.4%

Components of diluted earnings per share:
Net operating income (loss):
General insurance	$0.72	$0.95	$0.89
Title insurance	0.18	0.10	0.03
Corporate and other	—	(0.04)	—
Subtotal	0.90	1.01	0.92
RFIG run-off business	(1.29)	(1.87)	(1.08)
Total	(0.39)	(0.86)	(0.16)
Net realized investment gains (losses)	0.12	0.31	0.29
Net income (loss)	$(0.27)	$(0.55)	$0.13

The preceding tables show operating and net income or loss to highlight the effects of realized investment gain or loss recognition on period-to-period comparisons. The recognition of realized investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recording of estimated losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Likewise, non-recurring items which may emerge from time to time can distort the comparability of the Company's results from period to period. Accordingly, management uses operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, and believes its use enhances an understanding of Old Republic's core business results. Operating income, however, does not replace net income determined in accordance with GAAP as a measure of total profitability. The composition of realized gains or losses follows:

Years Ended December 31:	2012	2011	2010
Realized gains (losses) from sales of previously impaired securities:
Actual tax basis (loss) on sales	$(2.0)	$(154.7)	$(44.0)
Accounting adjustment for impairment charges taken in prior periods	7.5	157.5	72.2
Net amount included herein	5.4	2.8	28.2
Net realized gains (losses) from sales of all other securities	42.5	163.0	82.1
Net gain (loss) from actual sales	48.1	165.8	110.3
Net realized losses from impairments	(.2)	(50.2)	(1.2)
Net realized investment gains (losses) reported herein	$47.8	$115.5	$109.1

General Insurance Results - Operating earnings, with and without the CCI run-off business were lower in 2012 as a whole. As such, 2012 results reflected a reversal of the positive operating outcome in 2011 vis-a-vis 2010. Key indicators of year-over-year performance are shown in the following table:

	General Insurance Group
				% Change
				2012	2011
Years Ended December 31:	2012	2011	2010	vs. 2011	vs. 2010
A. Prior to reclassification and
including CCI run-off business:
Net premiums earned	$2,366.9	$2,167.7	$1,782.1	9.2%	21.6%
Net investment income	265.0	270.5	260.1	(2.0)	4.0
Benefits and claims costs	1,808.9	1,562.9	1,374.7	15.7	13.7
Pretax operating income (loss)	$186.0	$304.3	$172.7	(38.9)%	76.2%

Claim ratio	76.4%	72.1%	77.1%	6.0%	(6.5)%
Expense ratio	25.5	24.8	25.9	2.8	(4.2)
Composite ratio	101.9%	96.9%	103.0%	5.2%	(5.9)%

B. All CCI run-off business reclassification(*):
Net premiums earned	$42.4	$58.3	$87.9	(27.1)%	(33.7)%
Net investment income	.1	—	—	N/M	N/M
Claim costs	112.8	102.9	225.4	9.7	(54.4)
Pretax operating income (loss)	$(74.9)	$(49.6)	$(143.9)	(51.0)%	(65.5)%

Claim ratio	265.7%	176.5%	256.4%	50.5%	(31.2)%
Expense ratio	11.0	8.7	7.4	26.4	17.6
Composite ratio	276.7%	185.2%	263.8%	49.4%	(29.8)%

C. After reclassification /
Total Excluding all CCI run-off business:
Net premiums earned	$2,324.4	$2,109.4	$1,694.2	10.2%	24.5%
Net investment income	264.9	270.5	260.1	(2.1)	4.0
Benefits and claims costs	1,696.0	1,460.0	1,149.3	16.2	27.0
Pretax operating income (loss)	$261.0	$353.9	$316.7	(26.3)%	11.7%

Benefits and claim ratio	73.0%	69.2%	67.8%	5.5%	2.1%
Expense ratio	25.7	25.2	26.9	2.0	(6.3)
Composite ratio	98.7%	94.4%	94.7%	4.6%	(.3)%

(*) In connection with the previously noted MI / CCI combination, $70.9 of pretax operating losses for all of 2012 are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that table (B) above incorporates 100% of the CCI run-off business results.

Favorable premium trends for workers' compensation and liability insurance lines within Old Republic's construction, trucking, and large account risk management business were mainly responsible for premium growth throughout 2012. Moderate rate improvements garnered in the past twenty-four months or so, and the strengthening though slow pace of U.S. economic activity were major underlying factors in this regard.

As in other segments of Old Republic's business, general insurance net investment income reflected slight downtrends. While operating cash flow has remained positive and additive to the invested asset base, market yields on quality securities to which investments and reinvestments of funds are committed remained in a weakened state.

As indicated in section (C) of the above table, the general insurance composite underwriting ratio for 2012 was up by single digits when compared with 2011. Higher loss costs for the aggregated commercial automobile (trucking), general liability, and workers' compensation coverages were most responsible for this uptrend, though workers' compensation produced the greatest adverse impact. The general expense ratio was affected negatively by approximately 1.6 percentage points for all of 2012, for charges related to previously deferred policy acquisition costs no longer amortizable and fully charged to 2012 operations. These charges arose from new Financial Accounting Standards Board guidance that took effect on January 1, 2012.

Title Insurance Results - Old Republic's title insurance business registered consistently positive operating momentum during 2012. Key performance indicators are shown below:

	Title Insurance Group
				% Change
				2012	2011
Years Ended December 31:	2012	2011	2010	vs. 2011	vs. 2010
Net premiums and fees earned	$1,677.4	$1,362.4	$1,211.0	23.1%	12.5%
Net investment income	27.3	27.3	26.5	(.1)	3.0
Claim costs	120.8	105.7	96.8	14.3	9.1
Pretax operating income (loss)	$73.8	$36.2	$9.4	103.9%	284.5%

Claim ratio	7.2%	7.8%	8.0%	(7.7)%	(2.5)%
Expense ratio	89.6	91.2	93.0	(1.8)	(1.9)
Composite ratio	96.8%	99.0%	101.0%	(2.2)%	(2.0)%

Growth in title insurance premiums and fees benefited from a combination of factors. Key among these were market share gains emanating from title industry dislocations and consolidation during the past four years or so, and greater levels of mortgage refinancing activity in more recent quarters. Claim ratios for 2012 were moderately lower in relation to 2011 as frequency and severity trends abated somewhat. 2011 claim ratios were slightly lower in relation to 2010's as claim frequency and severity abated. Year-over-year expense ratio comparisons benefited from continued rationalization of an expense structure more accommodative of current and future growth prospects.

RFIG Run-off Business Results - The table below reflects RFIG's comparative results before and after the previously noted combination of mortgage guaranty and consumer credit indemnity run-off coverages.

	RFIG Run-off Business
				% Change
				2012	2011
Years Ended December 31:	2012	2011	2010	vs. 2011	vs. 2010
A. Prior to reclassification /
Excluding CCI run-off business:
Net premiums earned	$368.0	$444.9	$498.8	(17.3)%	(10.8)%
Net investment income	36.2	59.2	84.9	(38.9)	(30.3)
Claim costs	797.5	1,057.1	766.2	(24.6)	38.0
Pretax operating income (loss)	$(433.6)	$(678.1)	$(260.8)	36.1%	(160.0)%

Claim ratio	216.7%	237.6%	153.6%	(8.8)%	54.7%
Expense ratio	10.4	23.9	14.4	(56.5)	66.0
Composite ratio	227.1%	261.5%	168.0%	(13.2)%	55.7%

B. All CCI run-off business reclassification(*):
Net premiums earned	$42.4	$58.3	$87.9	(27.1)%	(33.7)%
Net investment income	.1	—	—	N/M	N/M
Claim costs	112.8	102.9	225.4	9.7	(54.4)
Pretax operating income (loss)	$(74.9)	$(49.6)	$(143.9)	(51.0)%	(65.5)%

Claim ratio	265.7%	176.5%	256.4%	50.5%	(31.2)%
Expense ratio	11.0	8.7	7.4	26.4	17.6
Composite ratio	276.7%	185.2%	263.8%	49.4%	(29.8)%

C. After reclassification /
Total RFIG run-off MI and CCI business:
Net premiums earned	$410.5	$503.2	$586.8	(18.4)%	(14.2)%
Net investment income	36.3	59.3	85.0	(38.7)	(30.3)
Claim costs	910.4	1,160.1	991.7	(21.5)	17.0
Pretax operating income (loss)	$(508.6)	$(727.8)	$(404.8)	30.1%	(79.8)%

Claim ratio	221.8%	230.5%	169.0%	(3.8)%	36.4%
Expense ratio	10.4	22.1	13.3	(52.9)	66.2
Composite ratio	232.2%	252.6%	182.3%	(8.1)%	38.6%

(*) In connection with the previously noted MI / CCI combination, $70.9 of pretax operating losses for all of 2012 are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that table (B) above incorporates 100% of the CCI run-off business results.

Mortgage guaranty earned premiums continued to decline throughout 2012. The gradual depletion of a book of business in run-off operating mode, together with premium refunds related to claim rescission activity and the termination of new business production since August, 2011 were major factors leading to the decline.

Net investment income fell as a consequence of a lower invested asset base eroded by declining premium volumes and ongoing claim disbursements, and a pervasively low yield environment for the investment portfolio.

2012 MI claim costs were lower as a continuing downtrend in newly reported cases, relatively stable cure rates, and lower paid claim levels more than offset reduced provisions for claim rescissions or denials, and assumptions of greater defaults headed to foreclosure. Lower operating expenses for 2012 reflect ongoing cost reductions geared to a run-off operating mode.

Table (B) above shows 100% of CCI results fully reclassified for segment reporting purposes. 2012 operating performance for this coverage was impacted by much greater claim costs. These were driven by higher estimates of continuing claim litigation expenses and reduced expectations of salvage recoveries on cumulative claims incurred to date.

As reported in earlier periods, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC"), had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011 and, as a consequence, the underwriting of new policies ceased and the existing book of business was placed in run-off operating mode.

During 2012 the North Carolina Department of Insurance ("NCDOI") issued several orders the ultimate effects of which were:

• To place RMIC and its affiliate, Republic Mortgage Insurance Company of North Carolina ("RMICNC") under NCDOI supervision;
• To approve a Corrective Plan submitted by RMIC pursuant to which all settled claims are to be paid in cash for 60% of the settled amount, with the remaining 40% retained in claim reserves as a Deferred Payment Obligation ("DPO") until a future payment of all or a portion of this 40% is approved by the NCDOI; and
• To execute the DPO-based run-off plan under Old Republic's ownership and NCDOI supervision of RMIC and RMICNC to effect a most economically sound realization of ultimate benefits to policyholders during a sufficiently long future period.

RMIC's evaluation of the potential long-term performance of the run-off book of business is based on various modeling techniques. Of necessity the resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's ten year standard model of forecasted results extending through 2022 continues to reflect ultimate profitability for the book of business. Accordingly, the establishment of a premium deficiency reserve as of December 31, 2012 is unwarranted.

The indicated positive outcome of the ten year standard model notwithstanding, it is more likely than not that MI operating results for 2013 and 2014 will be negative. As long as the run-off under NCDOI supervision remains in place, however, the statutory DPO accounting treatment should mitigate the adverse effect of operating losses on the statutory capital balance. In these circumstances, RMIC's and RMICNC's statutory solvency would be retained and the risk of a regulatory receivership action would be averted. In management's opinion, the DPO Plan under NCDOI supervision should be continued for a sufficiently long period of time to achieve the objectives contemplated by the above referenced NCDOI orders.

In light of all the above, the mortgage guaranty run-off will devolve within constraints of Old Republic's currently committed capital resources. As of December 31, 2012, the total statutory capital, inclusive of accumulated DPO reserve funds of $299.5 held in RFIG's mortgage insurance subsidiaries was approximately $132.8. As of the same date, RFIG's consolidated GAAP capitalization amounted to ($56.6) (or a negative capital contribution of approximately 22 cents per Old Republic common share). Based on the above-noted loss expectations for 2013 and 2014 it is most likely that the RFIG consolidated GAAP capital account will reflect a continuing and increasingly negative balance. Moreover, Old Republic will be required to recognize RFIG's continuing net losses in its consolidated GAAP financial statements. This GAAP financial reporting treatment will not, however, diminish the Old Republic shareholders' real economic interests in the overall enterprise. Nor will this treatment affect the liquidity of the Old Republic parent holding company or that of its separately capitalized and organized insurance companies and their individual abilities to meet their respective obligations.

Corporate and Other Operations - The combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal services subsidiaries usually produce highly variable results. Earnings variations posted by these relatively minor elements of Old Republic's operations stem from volatility inherent to the small scale of the life and accident insurance business, fluctuations in the costs of external debt, and net interest expenses on intra-system financing agreements. Corporate expenses since last year's second quarter benefited from lower interest charges following the repayment of high cost convertible debt of $316 in May of 2012. The combination of these various operating elements is shown in the following table:

	Corporate and Other Operations
				% Change
				2012	2011
Years Ended December 31:	2012	2011	2010	vs. 2011	vs. 2010
Life & accident premiums earned	$58.6	$74.9	$81.4	(21.8)%	(8.0)%
Net investment income	7.9	7.4	7.3	6.6	2.4
Other income	1.8	2.4	2.5	(27.0)	(3.0)
Benefits and claim costs	38.3	38.5	40.3	(.6)	(4.6)
Insurance expenses	26.8	39.4	43.8	(32.0)	(10.0)
Corporate and other expenses-net	6.0	21.5	9.9	(72.1)	117.1
Pretax operating income (loss)	$(2.7)	$(14.6)	$(2.8)	75.1%	(407.4)%

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic's consolidated cash and invested assets as well as shareholders' equity account at the dates shown:

				% Change
				2012	2011
As of December 31:	2012	2011	2010	vs. 2011	vs. 2010
Cash and invested assets: Fair value basis	$10,800.6	$10,685.2	$10,490.7	1.1%	1.9%
Original cost basis	$10,071.4	$10,081.8	$10,015.1	(.1)%	.7%

Shareholders' equity: Total	$3,596.2	$3,772.5	$4,121.4	(4.7)%	(8.5)%
Per common share	$14.03	$14.76	$16.16	(4.9)%	(8.7)%

Composition of shareholders' equity per share:
Equity before items below	$12.15	$13.13	$14.36	(7.5)%	(8.6)%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	1.88	1.63	1.80
Total	$14.03	$14.76	$16.16	(4.9)%	(8.7)%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$14.25
RFIG run-off segment	(0.22)
Total	$14.03

Consolidated cash flow from operating activities was positive at $532.0, inclusive of accumulated DPO reserve funds of $299.5, for the year ended December 31, 2012 compared to deficits of $94.9 and $282.2 sustained in 2011 and 2010, respectively.

The consolidated investment portfolio reflects a current allocation of approximately 93 percent to fixed-maturity securities and short-term investments, and 7 percent to equity securities as of year end 2012. As has been the case for many years, Old Republic's invested assets are managed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to assure solid funding of its insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of capital accounts.

The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

As the next table shows, substantially all changes in the shareholders' equity account reflect the Company's net income or loss, dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
Years Ended December 31:	2012	2011	2010
Beginning balance	$14.76	$16.16	$16.49
Changes in shareholders' equity:
Net operating income (loss)	(.39)	(.86)	(.16)
Net realized investment gains (losses):
From sales	.12	.44	.29
From impairments	—	(.13)	—
Subtotal	.12	.31	.29
Net unrealized investment gains (losses)	.29	.03	.40
Total realized and unrealized investment gains (losses)	.41	.34	.69
Cash dividends	(.71)	(.70)	(.69)
Stock issuance, foreign exchange, and other transactions	(.04)	(.18)	(.17)
Net change	(.73)	(1.40)	(.33)
Ending balance	$14.03	$14.76	$16.16

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

For the three years ended December 31, 2012, pretax charges due to other-than-temporary impairments in the value of securities affected pretax income or loss within a range of (27.0)% and (.2)% and averaged (10.5)%.

(b) The valuation of deferred income tax assets

The Company uses the asset and liability method of calculating deferred income taxes. This method results in the establishment of deferred tax assets and liabilities, calculated at currently enacted tax rates that are applicable to the cumulative temporary differences between financial statement and tax bases of assets and liabilities. Deferred income tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2012, 2011 and 2010, the net deferred tax asset (liability) was $148.1, $116.7, and $45.3, respectively. The Company recorded a valuation allowance against deferred tax assets of $(9.6), $(12.2), and $(13.5) at each corresponding year end, respectively. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, the impact of available carry back and carry forward periods, estimates of future taxable income, and our ability to exercise prudent and feasible tax planning strategies. A change in any of these estimates could result in the need to record an additional valuation allowance through a charge to earnings. See Note 1(j) of the Notes to Consolidated Financial Statements for further discussion of the Company's consolidated income tax balances.

(c) Establishment of deferred acquisition costs ("DAC")

The eligibility for deferral and the recoverability of DAC is based on the successful acquisition of new or renewal contracts and estimated profitability of the insurance contracts to which it relates. As of the three most recent year ends, consolidated DAC balances ranged between 1.0% and 1.5% and averaged 1.2% of consolidated assets. The annual change in DAC balances for the three-year period affected underwriting, acquisition and other expenses within a range of 1.1% and 1.6%, and averaged 1.4% of such expenses. These percentages are inclusive of the 2012 prospective application of new GAAP authoritative guidance related to the deferral of costs resulting in pretax charges of $37.9 and the 2011 write-off of previously deferred mortgage guaranty acquisition costs of $29.1 no longer deemed recoverable in future run-off periods.

(d) The recoverability of reinsured paid and/or outstanding losses

Assets consisting of gross paid losses recoverable from assuming reinsurers, and balance sheet date reserves similarly recoverable in future periods as gross losses are settled and paid, are established at the same time as the gross losses are paid or recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts that are discussed below. As of the three most recent year ends, paid and outstanding reinsurance recoverable balances ranged between 31.7% and 34.5% and averaged 33.5% of the relatedgross reserves. See Part I, Item 1(d) for further discussion regarding recoverability of the Company's reinsurance balances.

(e) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this management analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected loss ratios for at least the two to three most recent accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail lines of business generally include workers' compensation, auto liability, general liability, errors and omissions and directors and officers' liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 74.6% and 76.5%, and averaged 75.6% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 66.5% and 69.0% and averaged 68.0% as of the same dates.

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

For the two most recent calendar years, prior accident years' consolidated claim costs developed unfavorably while the third preceding year developed favorably. This development had the consequent effect of (increasing) or reducing consolidated annual loss costs for the three most recent years within a range of (4.7)% and 3.5%, or by an average of approximately (1.6)% per annum. As a percentage of each of these years' consolidated earned premiums and fees the (unfavorable) favorable developments have ranged between (3.0)% and 2.3%, and have averaged (1.0)%. Most of the variances in prior years' positive or negative claim developments have been due to a highly volatile mortgage guaranty and CCI claim environment.

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

FINANCIAL POSITION

The Company's financial position at December 31, 2012 reflected increases in assets and liabilities of 1.1% and 2.9%, respectively, and a decrease in common shareholders' equity of 4.7% when compared to the immediately preceding year-end. Cash and invested assets represented 66.6% of consolidated assets as of December 31, 2012 and 2011. As of December 31, 2012, the cash and invested asset base rose by 1.1% to $10,800.6.

Investments - During 2012 and 2011, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities. At both December 31, 2012 and 2011, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. The Company does not have any exposure to European sovereign debt instruments. At December 31, 2012, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of December 31, 2012. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

December 31:	2012	2011
Aaa	15.2%	15.2%
Aa	11.5	14.1
A	34.2	36.5
Baa	38.4	33.3
Total investment grade	99.3	99.1
All other (b)	.7	.9
Total	100.0%	100.0%
__________

(a)
Credit quality ratings used are those assigned primarily by Moody's for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor's ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody's ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

December 31, 2012	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Services	$1.9		$.2
Total	$1.9	(c)	$.2
__________

(c)	Represents 0% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

December 31, 2012	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Retail	$21.9		$1.5
Natural Gas	19.4		.7
Utilities	71.5		.7
Technology	36.5		.3
Other (includes 16 industry groups)	277.9		2.8
Total	$427.4	(d)	$6.2
__________

(d)	Represents 5.3% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

December 31, 2012	Adjusted Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Consumer Non Durables	$18.9		$.8
Technology	6.7		.7
Insurance	12.0		.4
Basic Industry	13.6		.3
Other (includes 4 industry groups)	30.5		.6
Total	$81.9	(e)	$2.9	(f)
__________

(e)	Represents 18.1% of the total equity securities portfolio.

(f)	Represents .7% of the cost of the total equity securities portfolio, while gross unrealized gains represent 64.3% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
December 31, 2012	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$7.1	$—	$—	$—
Due after one year through five years	117.5	—	.9	—
Due after five years through ten years	297.4	—	5.0	—
Due after ten years	7.1	1.9	.5	.2
Total	$429.3	$1.9	$6.5	$.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
December 31, 2012	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$4.3	$—	$—	$4.3
Seven to twelve months	.4	—	—	.4
More than twelve months	1.4	.2	—	1.7
Total	$6.3	$.2	$—	$6.5
Equity Securities:
One to six months	$2.9	$—	$—	$2.9
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	$2.9	$—	$—	$2.9

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	91	—	—	91
Seven to twelve months	7	—	—	7
More than twelve months	3	1	—	4
Total	101	1	—	102	(g)
Equity Securities:
One to six months	13	—	—	13
Seven to twelve months	—	—	—	—
More than twelve months	—	—	1	1
Total	13	—	1	14	(g)
__________

(g)
At December 31, 2012 the number of issues in an unrealized loss position represent 5.7% as to fixed maturities, and 21.9% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (December 31, 2012 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

December 31:	2012	2011
Maturity Ranges:
Due in one year or less	15.7%	12.0%
Due after one year through five years	41.6	42.4
Due after five years through ten years	40.1	42.1
Due after ten years through fifteen years	1.0	1.6
Due after fifteen years	1.6	1.9
Total	100.0%	100.0%

Average Maturity in Years	4.7	5.0
Duration (h)	4.1	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.1 as of December 31, 2012 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.1%.

Composition of Unrealized Gains (Losses)

December 31:	2012	2011
Fixed Maturity Securities:
Amortized cost	$7,993.1	$7,884.6
Estimated fair value	8,566.2	8,393.2
Gross unrealized gains	579.5	515.9
Gross unrealized losses	(6.5)	(7.2)
Net unrealized gains (losses)	$573.0	$508.6

Equity Securities:
Original cost	$583.5	$480.5
Adjusted cost(*)	452.1	341.9
Estimated fair value	739.7	580.8
Gross unrealized gains	290.5	243.5
Gross unrealized losses	(2.9)	(4.6)
Net unrealized gains (losses)	$287.5	$238.9
__________

(*) net of OTTI adjustments

Other Assets - Among other major assets, substantially all of the Company's receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated amounts unrecoverable. Deferred policy acquisition costs are estimated by taking into account the direct costs relating to the successful acquisition of new or renewal insurance contracts and evaluating their recoverability on the basis of recent trends in claims costs. Aside from the 2011 write-off of certain mortgage guaranty balances and the adoption of new accounting guidance on deferred acquisition costs as discussed in the Executive Summary and Note 1(f) of the Notes to Consolidated Financial Statements, the Company's deferred policy acquisition cost balances have not fluctuated substantially from period-to-period. Deferred policy acquisition costs do not represent significant percentages of assets or shareholders' equity.

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $350.6 in dividends from its subsidiaries in 2013 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries.

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

On January 19, 2012, the North Carolina Department of Insurance ("NCDOI") issued a Summary Order ("Summary Order") placing RMIC under supervision. Supervision is an administrative proceeding under North Carolina law. It gives the NCDOI more oversight and control with the objective of allowing the insurer to develop a corrective plan subject to the Department's approval. It is unlike receivership which involves rehabilitation or liquidation of a company pursuant to a formal, court-ordered proceeding. Receivership results in a company's assets and management passing to a receiver who is overseen by a court. Moreover, supervision, unlike receivership, does not constitute an event of default by RMIC or its parent holding company with regard to the Notes.

On November 28, 2012, the NCDOI issued a Final Order approving the Corrective Plan ("the Plan") submitted by RMIC on September 14, 2012 as required by the Summary Order. The Plan was filed to effect a run-off of the insurance in force business with the following major objectives: provide for the payment of all valid claims settled on January 19, 2012 and thereafter in cash with respect to 60% of the total claim amounts, and with a DPO for the remaining 40% which will be retained in claim reserves until a future payout date; and authorize RMIC to continue with its management of the run-off plan during an estimated ten year period ending on December 31, 2021. During this period, RMIC would remain within ORI's ownership and control, as well as under NCDOI regulatory supervision as has been the case since January of this year. Management believes the Final Order by the NCDOI to RMIC has precluded an event of default from occurring in the foreseeable future. Moreover, RMIC is expected to be increasingly less significant as its run-off book of business extinguishes itself. The approval of the Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Plan in the future as circumstances may warrant.

At December 31, 2012, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes, removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend capacity. While management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

Capitalization - Old Republic's total capitalization of $4,169.1 at December 31, 2012 consisted of debt of $572.9 and common shareholders' equity of $3,596.2. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended and dividend payments.

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

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. As noted in prior periods' reports, the Company's flagship mortgage guaranty insurance carrier had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a result, the Company's mortgage insurance subsidiaries discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. As noted elsewhere herein, RMIC and Republic Mortgage Insurance Company of North Carolina ("RMIC-NC") have been operating pursuant to a Summary Order since January 19, 2012 and December 3, 2012, respectively.

Contractual Obligations - The following table shows certain information relating to the Company's contractual obligations as of December 31, 2012:

	Payments Due in the Following Years
	Total	2013	2014 and 2015	2016 and 2017	2018 and After
Contractual Obligations:
Debt	$572.9	$3.6	$7.5	$7.5	$554.2
Interest on Debt	115.9	21.4	42.3	41.7	10.3
Operating Leases	176.2	52.2	71.3	34.6	18.0
Pension Benefits Contributions (a)	129.5	15.3	47.2	49.4	17.6
Claim & Claim Expense Reserves (b)	9,303.3	2,605.6	2,429.5	816.0	3,452.0
Total	$10,297.9	$2,698.2	$2,598.0	$949.4	$4,052.2
__________

(a)
Represents estimated minimum funding of contributions for the Old Republic International Salaried Employees Retirement Plan (the Old Republic Plan) and the PMA Capital Corporation Pension Plan (the PMA Plan). Funding of the plans is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuations, as well as, maintaining certain funding levels relative to regulatory requirements.

(b)
Amounts are reported gross of reinsurance. As discussed herein with respect to the nature of loss reserves and the estimating process utilized in their establishment, the Company's loss reserves do not have a contractual maturity date. Estimated gross loss payments are based primarily on historical claim payment patterns, are subject to change due to a wide variety of factors, do not reflect anticipated recoveries under the terms of reinsurance contracts, and cannot be predicted with certainty. Actual future loss payments may differ materially from the current estimates shown in the table above. The DPO reserved funds of $299.5, payable at a future date as and when authorized by the NCDOI, have been classified in the 2018 and after column in the above table.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 32% of 2012 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 68% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the RFIG Run-off Business' Risk Factors for premium income and long-term claim exposures, revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2010	$1,694.2	$1,211.0	$586.8	$81.4	$3,573.5	5.4%
2011	2,109.4	1,362.4	503.2	74.9	4,050.1	13.3
2012	$2,324.4	$1,677.4	$410.5	$58.6	$4,471.0	10.4%

Favorable premium trends in the General Insurance Group's workers' compensation and liability insurance lines within the construction, trucking, and large account risk management business were mainly responsible for premium growth throughout 2012. Moderate rate improvements garnered in the past twenty-four months or so, and the strengthening though slow pace of U.S. economic activity were major underlying factors in this regard. 2011 premiums earned increased largely reflecting the addition of PMA premiums for a full year during 2011. The Company believes that the combination of ongoing recessionary economic conditions and a generally soft pricing environment in the commercial insurance arena has generally constrained premium growth despite premium rates having strengthened gradually and to varying degrees in certain parts of the Company's general insurance business. 2010 premium volume increased slightly due to the inclusion of $103.7 contributed by the PMA merger in the fourth quarter. Excluding the PMA premiums, the remaining general insurance premiums trended downward.

Title Group premium and fee revenues grew by 23.1%, 12.5%, and 36.3% in 2012, 2011, and 2010, respectively, mostly due to market share gains emanating from title industry dislocations and consolidations during the past four years and greater levels of refinancing activity in more recent quarters.

RFIG Run-off earned premiums reflected a further decline throughout 2012 due to the gradual depletion of a book of business in run-off operating mode, together with the termination of new insurance production on August 31, 2011 (MI) and 2008 (CCI). Other adverse factors included the continuation of elevated levels of premium refunds related to claim rescissions and the termination of certain mortgage guaranty pool insurance contracts in 2010. Declining premium revenue trends for the past three years, however, have been mitigated somewhat by greater persistency levels for business produced in prior years, and by a continuing decline in premiums ceded to mortgage guaranty lender-owned (captive) reinsurance companies. Since the advent of the current economic crisis, new mortgage guaranty production has not added significantly to the Company's net risk in force base. Ongoing weakness from the downturn in overall mortgage originations, lower industry-wide penetration of the nation's mortgage market, and the effects of more selective underwriting guidelines employed since late 2007 have been contributing factors. Together with premium refunds related to claim rescissions and the below-noted termination of mortgage guaranty pool insurance contracts which effectively ended subsequent periods' premium inflows, these factors led to a continued decline in earned premiums in the latest annual period. During 2010, Old Republic's mortgage guaranty subsidiaries had negotiated the terminations of various captive reinsurance and pool insurance contracts. From a financial accounting standpoint, premiums obtained upon terminations of captive reinsurance agreements are recognized as income when they are received rather than being deferred to future periods when the related claim costs are expected to arise. On the other hand terminations of pool insurance contracts cause a reduction of incurred claims due to the positive effect of reserves transferred, but negative cash flows ensue. As a result of these captive transactions, net premiums earned in 2010 were enhanced by $13.6. No similarly significant transactions occurred during 2012 and 2011.

Consumer credit indemnity premiums included in the RFIG Run-off segment have declined steadily since this coverage was placed in run-off operating mode in 2008.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity (a)	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2010	26.5%	40.0%	6.6%	9.4%	6.7%	10.8%
2011	38.3	33.6	4.9	7.8	5.9	9.5
2012	39.7%	33.0%	4.2%	7.6%	6.2%	9.3%

(a) As previously noted, consumer credit indemnity premiums have been reclassified to the RFIG Run-off segment and have therefore been excluded for all periods presented.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2010	35.6%	64.4%
2011	32.6	67.4
2012	32.3%	67.7%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2010	$529.5	$498.8	82.1%	88.0%
2011	468.1	444.9	83.2	85.3
2012	$387.3	$368.0	80.7%	85.3%

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

Additionally, bulk insurance policies, which represent 6.6% of total net risk in force as of year end 2012, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2010	$16,557.4	$1,187.0	$256.1	$18,000.6
2011	14,476.9	1,017.7	176.3	15,671.0
2012	$11,911.1	$850.7	$89.8	$12,851.6

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2010	6.4%	27.5%	64.7%	1.4%
2011	6.2	26.8	65.7	1.3
2012	6.4%	27.5%	65.0%	1.1%

Bulk(a):
As of December 31:
2010	23.2%	32.1%	44.6%	.1%
2011	24.0	32.2	43.7	.1
2012	24.0%	32.5%	43.3%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2010	5.3%	37.0%	31.9%	25.8%
2011	5.1	36.2	32.9	25.8
2012	4.6%	35.2%	32.9%	27.3%

Bulk(a):
As of December 31:
2010	57.7%	22.8%	9.6%	9.9%
2011	57.1	22.9	9.8	10.2
2012	56.7%	23.3%	10.0%	10.0%
__________

(a)	Bulk pool risk in-force, which represented 31.5% of total bulk risk in-force at December 31, 2012, has been allocated pro-rata based on insurance in-force.

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

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2010	8.7%	7.5%	5.2%	5.0%	5.1%	4.7%	4.2%	3.1%	3.3%	2.9%
2011	8.8	7.5	5.2	5.0	5.0	4.8	4.3	3.3	3.3	3.0
2012	8.6%	7.7%	5.3%	5.1%	5.0%	4.8%	4.3%	3.5%	3.3%	3.1%

		Bulk (a)
	TX	FL	GA	IL	CA	CO	PA	NJ	OH	NY
As of December 31:
2010	5.3%	9.9%	4.3%	4.0%	15.8%	3.0%	3.1%	3.3%	3.9%	6.0%
2011	5.4	9.9	4.3	4.0	14.9	3.0	3.1	3.5	3.9	6.5
2012	5.3%	9.9%	4.3%	4.0%	13.9%	3.0%	3.3%	3.7%	4.0%	7.1%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2010	92.4%	7.6%
2011	92.8	7.2
2012	92.8%	7.2%

Bulk (a):
As of December 31:
2010	57.7%	42.3%
2011	58.4	41.6
2012	58.2%	41.8%

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2010	96.8%	3.2%
2011	97.0	3.0
2012	97.1%	2.9%

Bulk (a):
As of December 31:
2010	69.6%	30.4%
2011	71.0	29.0
2012	72.6%	27.4%
__________

(a)	Bulk pool risk in-force, which represented 31.5% of total bulk risk in-force at December 31, 2012, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2010	$87.9	$1,518.6
2011	58.3	1,263.1
2012	$42.4	$1,141.6

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RGIG Run-off	Corporate and Other	Total
As of December 31:
2011	$6,610.7	$683.7	$1,654.0	$796.6	$9,745.2	$750.3	$10,495.5
2012	$6,742.7	$785.7	$1,766.3	$450.1	$9,744.9	$863.8	$10,608.8

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2010	$260.1	$26.5	$85.0	$7.3	$379.0	3.94%	3.80%
2011	270.5	27.3	59.3	7.4	364.6	3.71	3.51
2012	$264.9	$27.3	$36.3	$7.9	$336.5	3.40%	3.19%

Consolidated net investment income declined by 7.7%, 3.8%, and 1.2% in 2012, 2011 and 2010, respectively. This revenue source is affected by changes in the invested asset base which are mainly driven by consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. Yield trends reflect the relatively short maturity of Old Republic's fixed maturity securities portfolio as well as continuation of a relatively lower yield environment during the past several years. Net investment income is inclusive of contributions from PMA in 2012, 2011 and the fourth quarter of 2010.

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; in 2012, 2011, and 2010, 72.7%, 34.4% and 45.5%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2010	$79.1	$31.2	$110.3	$—	$(1.2)	$(1.2)	$109.1
2011	142.6	23.1	165.8	—	(50.2)	(50.2)	115.5
2012	$32.7	$15.3	$48.1	$—	$(.2)	$(.2)	$47.8

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2012 and 2011:

	Claim and Loss Adjustment Expense Reserves
December 31:	2012		2011
	Gross	Net	Gross	Net
Workers' compensation	$3,589.6	$1,959.8	$3,472.8	$1,830.8
General liability	1,384.3	643.0	1,392.6	645.3
Commercial automobile (mostly trucking)	1,159.8	968.3	1,116.0	925.8
Other coverages	527.3	335.2	548.2	335.9
Unallocated loss adjustment expense reserves	175.6	142.4	172.8	137.0
Total general insurance reserves	6,836.8	4,048.9	6,702.4	3,874.9
Title	396.4	396.4	332.0	332.0
RFIG Run-off	2,051.0	1,994.8	1,730.6	1,654.0
Life and accident	18.9	15.9	21.3	17.4
Total claim and loss adjustment expense reserves	$9,303.3	$6,456.2	$8,786.6	$5,878.5
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$147.1	$119.4	$182.0	$137.9
% of total general insurance reserves	2.2%	2.9%	2.7%	3.6%

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

Overview of Loss Reserving Process

Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2012, such reserves accounted for 73.5% and 62.7% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2011 represented 76.3% and 65.9% of the respective consolidated amounts.

The Company's reserve setting process reflects the nature of its insurance business and the decentralized basis upon which it is conducted. Old Republic's general insurance operations encompass a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company's insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds' inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers' ("E&O/D&O") liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judged or jury verdicts. Approximately 92% of the general insurance group's claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

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

Aggregate loss reserves consist of liability estimates for claims that have been reported ("case") to the Company's insurance subsidiaries and reserves for claims that have been incurred but not yet reported or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year end net reserves totaled $230.8, $235.1 and $231.0 as of December 31, 2012, 2011, and 2010, respectively.

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

The Company has the legal right to rescind mortgage insurance coverage unilaterally as expressly stated in its policy. Moreover, two federal courts that have recently considered that policy wording have each affirmed that right (See First Tennessee Bank N.A. v. Republic Mortg. Ins. Co., Case No. 2:10-cv-02513-JPM-cgc (W.D. Tenn., Feb. 25, 2011) and JPMorgan Chase Bank N.A. v. Republic Mortg. Ins. Co., Civil Action No. 10-06141 (SRC) (D. NJ, May 4, 2011), each decision citing supporting state law legal precedent). RMIC's mortgage insurance policy provides that the insured represents that all statements made and information provided to it in an application for coverage for a loan, without regard to who made the statements or provided the information, have been made and presented for and on behalf of the insured; and that such statements and information are neither false nor misleading in any material respect, nor omit any fact necessary to make such statements and information not false or misleading in any material respect. According to the policy, if any of those representations are materially false or misleading with respect to a loan, the Company has the right to cancel or rescind coverage for that loan retroactively to commencement of the coverage. Whenever the Company determines that an application contains a material misrepresentation, it either advises the insured in writing of its findings prior to rescinding coverage or exercises its unilateral right to rescind coverage for that loan, stating the reasons for that action in writing and returning the applicable premium. The rescission of coverage in instances of materially faulty representations or warranties provided in applications for insurance is a necessary and prevailing practice throughout the insurance industry. In the case of mortgage guaranty insurance, rescissions have occurred regularly over the years but have been generally immaterial. Since 2008, however, the Company has experienced a much greater incidence of rescissions due to increased levels of observed fraud and misrepresentations in insurance applications pertaining to business underwritten between 2004 and the first half of 2008. As a result, the Company has incorporated certain assumptions regarding the expected levels of coverage rescissions and claim denials in its reserving methodology since 2008. Such estimates, which are evaluated at each balance sheet date, take into account observed as well as historical trends in rescission and denial rates. The table below shows the estimated effects of coverage rescissions and claim denials on loss reserves and settled and incurred losses.

	2012	2011	2010
Estimated reduction in beginning reserve	$313.2	$710.3	$1,712.2
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	111.7	223.1	394.1
Prior year	12.2	(340.8)	(215.7)
Sub-total	124.0	(117.6)	178.3
Estimated rescission reduction in settled claims	(262.3)	(279.5)	(1,180.3)
Estimated reduction in ending reserve	$174.9	$313.2	$710.3

As noted above, the estimated reduction in ending loss reserves reflects, in large measure, a variety of judgments relative to the level of expected coverage rescissions and claim denials on loans that are in default as of each balance sheet date. The provision for insured events of the current year resulted from actual and anticipated rescissions and claim denials attributable to newly reported delinquencies in each respective year. The provision for insured events of prior years resulted from actual rescission and claim denial activity or revisions in assumptions regarding expected rescission or claim denial rates on outstanding prior year delinquencies. The trends since 2010 reflect a continuing reduction in the level of actual and anticipated rescission and claim denial rates on total outstanding delinquencies. Claims not paid by virtue of rescission or denial represent the Company's estimated contractual risk, before consideration of the impacts of any reinsurance and deductibles or aggregate loss limits, on cases that are settled by the issuance of a rescission or denial notification. 2010 rescissions include $431.4 related to certain pool insurance contracts which were terminated during the year. Variances between the estimated rescission and actual claim denial rate are reflected in the periods during which they occur.

Although the insured has no right under the policy to appeal a Company claim decision, the insured may, at any time, contests in writing the Company's findings or action with respect to a loan or a claim. In such cases, the Company considers any additional information supplied by the insured. This consideration may lead to further investigation, retraction or confirmation of the initial determination. If the Company concludes that it will reinstate coverage, it advises the insured in writing that it will do so immediately upon receipt of the premium previously returned. Reserves are not adjusted for potential reversals of rescissions or adverse rulings for loans under dispute since such reversals of claim rescissions and denials have historically been immaterial to the reserve estimation process.

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

The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims, and settlement expenses for each of the years shown.

Years Ended December 31:	2012	2011	2010
Gross reserves at beginning of year	$8,786.6	$8,814.6	$7,915.0
Less: reinsurance losses recoverable	2,908.1	2,945.3	2,316.5
Net reserves at beginning of year:
General Insurance (d)(e)	3,874.9	3,888.0	3,884.5
Title Insurance	332.0	298.0	277.1
RFIG Run-off (a)(e)	1,654.0	1,663.1	2,058.3
Other	17.4	20.0	21.5
Sub-total	5,878.5	5,869.3	6,241.5
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance (e)	1,729.6	1,575.3	1,299.9
Title Insurance	120.9	105.7	83.4
RFIG Run-off (a)(e)	762.2	887.1	907.8
Other	40.3	40.2	44.4
Sub-total	2,653.1	2,608.5	2,335.6
Change in provision for insured events of prior years:
General Insurance (e)	(51.5)	(130.9)	(162.7)
Title Insurance	—	—	13.4
RFIG Run-off (a)(e)	148.2	254.8	70.9
Other	(1.5)	(1.2)	(3.2)
Sub-total	95.1	122.6	(81.5)
Total incurred claims and claim adjustment expenses (a)	2,748.2	2,731.1	2,254.1
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance (e)	587.8	569.8	544.1
Title Insurance	3.0	7.9	7.2
RFIG Run-off (b)(e)	46.6	100.5	101.5
Other	30.6	30.7	33.0
Sub-total	668.1	709.2	685.9
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance (e)	916.1	887.6	589.5
Title Insurance	53.4	63.6	68.7
RFIG Run-off (b)(e)	523.0	1,050.5	1,272.4
Other	9.6	10.7	9.6
Sub-total	1,502.3	2,012.6	1,940.4
Total payments (b)	2,170.5	2,721.9	2,626.4
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance (e)	4,048.9	3,874.9	3,888.0
Title Insurance	396.4	332.0	298.0
RFIG Run-off (e)	1,994.8	1,654.0	1,663.1
Other	15.9	17.4	20.0
Sub-total	6,456.2	5,878.5	5,869.3
Reinsurance losses recoverable	2,847.0	2,908.1	2,945.3
Gross reserves at end of year	$9,303.3	$8,786.6	$8,814.6
__________

As noted elsewhere in this report, in 2012 Old Republic's CCI insurance coverage was combined with the MI business within the overall RFIG Run-off Business. Prior periods' segmented information for the General Insurance and RFIG Run-off Business segments has therefore been reclassified to provide necessary consistency in period-to-period operating comparisons.

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2012	2011	2010
Change in provision for incurred events of prior years:
General Insurance	$(19.8)	$(149.2)	$(76.6)
RFIG Run-off	116.5	273.2	(15.2)

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	1,577.9	1,551.1	1,399.0
RFIG Run-off (b)	$495.7	$1,057.4	$1,108.4

(a)
In common with all other insurance lines, RFIG Run-off mortgage guaranty settled and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. Changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves shown in the following table and entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denials previously noted.

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by an estimated $111.7, $223.1 and $394.1, respectively, for 2012, 2011 and 2010. The provision for insured events of prior years in 2012, 2011 and 2010 was increased (decreased) by an estimated $(12.2), $340.8 and $215.7, respectively. These changes were offset to varying degrees by differences between actual claim settlements relative to expected experience and by subsequent revisions to assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

	2012	2011	2010
Net reserve increase(decrease):
General Insurance(*)	$174.0	$(13.1)	$646.6
Title Insurance	64.3	34.0	20.8
RFIG Run-off	340.7	(9.0)	(395.2)
Other	(1.5)	(2.6)	(1.4)
Total	$577.6	$9.2	$270.8
__________

(*) Includes reserves of $638.8 at December 31, 2010 assumed in conjunction with the PMA merger.

(b)
Rescissions reduced the Company's paid losses by an estimated $262.3, $279.5, and $1,180.3 for 2012, 2011, and 2010, respectively. 2010 includes $431.4 related to certain pool insurance contracts which were terminated during the year. 2012 RFIG Run-off Business claim and claim adjustment expense payments reflect the retention of the Deferred Payment Obligation ("DPO") within claim reserves and were thereby reduced by $299.5.

(c)	Year end net IBNR reserves carried in each segment were as follows:

	2012	2011	2010
General Insurance	$1,947.0	$1,878.2	$1,865.0
Title Insurance	336.9	262.5	216.5
RFIG Run-off	147.5	94.8	86.3
Other	4.6	4.6	5.0
Total	$2,436.1	$2,240.4	$2,172.9

(d)	Includes reserves acquired through the PMA merger at October 1, 2010.

(e)
Consumer credit indemnity coverages have been fully reclassified from the General Insurance Group to the RFIG Run-off Business segment in this table for all periods presented. In connection with the previously noted MI/CCI combination, certain General Insurance Group companies retain losses pursuant to various quota share and stop loss reinsurance agreements.

During 2010's second half, various news accounts cited possible widespread issues pertaining to the loan foreclosure procedures of lending institutions. Basically, these news reports point to faulty documentation of such foreclosure procedures. In the Company's opinion, the possible impact on its operating segments from foreclosure delays is summarized as follows: Title insurance -- The current foreclosure issues could impact this line of business by legal costs associated with defending title issues created by flaws in the foreclosure proceedings. In an extreme case, a title company could be forced to reimburse the buyer of the home as a result of a faulty foreclosure proceeding. In this event, the Company would look to the protections afforded it in the policy and seek remedies from the foreclosing lender. It is unlikely that these issues would have a material financial impact on our title insurance company. RFIG Run-off mortgage guaranty -- a delay in the foreclosure proceedings will have the effect of delaying the filing and ultimate payment of claims. It is not anticipated that this will increase the number of delinquent loans that ultimately go to claim but will result in distressed loans remaining in the later stage of delinquency until the ultimate foreclosure is resolved. The CCI coverage is largely unaffected because foreclosure is not a condition precedent to the filing of a claim by an insured lending institution.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2012	2011	2010
General	73.0%	69.2%	67.8%
Title	7.2	7.8	8.0
RFIG Run-off	221.8	230.5	169.0
Consolidated benefits and claim ratio	61.9%	68.3%	63.8%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	59.8%	65.3%	66.1%
Change in provision for insured events of prior years:
Due to asbestos and environmental	—	—	—
Due to all other coverages	2.1	3.0	(2.3)
Net (favorable) unfavorable development	2.1	3.0	(2.3)
Consolidated benefits and claim ratio	61.9%	68.3%	63.8%

The consolidated benefits and claim ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced unfavorable developments in 2012 and 2011 and favorable development in 2010 which on average increased the consolidated loss ratio by 1.0%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows after taking into account the 2012 reclassification of the CCI coverage to the RFIG Run-off segment:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages (a)	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity (a)	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2010	67.8%	73.0%	70.7%	36.7%	62.8%	64.6%	67.1%
2011	69.2	71.9	72.3	39.2	70.4	64.6	62.8
2012	73.0%	75.3%	78.6%	29.6%	71.6%	63.8%	65.6%
__________

(a) The consumer credit indemnity coverage is now reported within the RFIG Run-off segment and has been excluded for all periods presented. Prior to reclassifying such coverage, the above claim ratios would be as follows:

	All	Financial
	Coverages	Indemnity
Years Ended December 31:
2010	77.1%	133.3%
2011	72.1	88.4
2012	76.4%	101.4%

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

Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, typically workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 4.7 years (gross) and 7.6 years (net of reinsurance) as of December 31, 2012 and 5.9 years (gross) and 9.4 years (net of reinsurance) as of December 31, 2011. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .1% of general insurance group net incurred losses for the five years ended December 31, 2012.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2012 and 2011 is as follows:

December 31:	2012		2011
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$129.0	$106.4	$134.8	$108.0
Loss and loss expenses incurred	10.1	4.8	12.7	9.7
Claims and claim adjustment expenses paid	22.4	13.4	18.5	11.3
Reserves at end of year	116.7	97.8	129.0	106.4

Environmental:
Reserves at beginning of year	53.0	31.4	60.8	36.9
Loss and loss expenses incurred	(8.5)	(5.3)	(.5)	.6
Claims and claim adjustment expenses paid	14.1	4.5	7.2	6.1
Reserves at end of year	30.4	21.5	53.0	31.4
Total asbestos and environmental reserves	$147.1	$119.4	$182.0	$137.9

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

The RFIG Run-off mortgage guaranty claim ratios for the years presented were affected mostly by varying mortgage guaranty claim payment trends and reserve provisions as well as captive and pool transactions. Claim costs for 2012 were lower as a continuing downtrend in newly reported cases, relatively stable cure rates, and lower paid claim levels more than offset reduced provisions for claim rescissions. Old Republic's mortgage guaranty subsidiaries negotiated the termination of various captive reinsurance and pool insurance contracts during 2010. Taken together all of these transactions reduced the mortgage guaranty incurred claim ratio by 15.0 percentage points for the year ended December 31, 2010. Reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and increasing unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigations costs, legal fees, and accumulated interest expenses.

Certain mortgage guaranty average claim-related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2010	$47,954	$58,184	15.55%	24.54%	$748.8
2011	48,254	54,956	14.89	21.90	279.5
2012	$46,376	$53,221	14.70%	21.57%	$262.3
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	VA
As of December 31:
2010	9.6%	32.6%	17.3%	19.2%	22.6%	11.9%	11.5%	16.0%	20.7%	11.7%
2011	8.4	32.2	15.4	20.6	17.1	12.2	12.1	15.4	23.5	11.5
2012	7.9%	31.6%	13.7%	20.8%	14.1%	11.2%	13.9%	15.6%	26.6%	10.8%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	CO	PA	OH	NJ	NY
As of December 31:
2010	15.2%	37.0%	22.3%	28.6%	27.7%	17.6%	20.6%	23.2%	27.9%	23.2%
2011	14.1	34.0	19.5	26.3	21.8	13.4	20.1	19.1	28.2	23.0
2012	13.7%	34.2%	17.9%	27.2%	17.6%	12.6%	21.4%	19.5%	32.5%	25.5%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	NY
As of December 31:
2010	9.9%	32.1%	17.1%	19.1%	23.2%	10.9%	12.1%	16.6%	21.5%	18.0%
2011	8.8	31.6	15.4	20.5	18.1	11.7	12.7	15.7	24.0	19.0
2012	8.4%	31.3%	13.8%	21.3%	15.2%	11.1%	14.5%	16.0%	27.4%	23.0%
__________

(b)	As determined by risk in force as of December 31, 2012, these 10 states represent approximately 50.7%, 58.5%, and 51.0%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claim-related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2010	$278.3	316.4%	$225.4	256.4%	4.6%	$621.5
2011	111.8	191.7	102.9	176.5	4.4	166.1
2012	$73.8	173.9%	$112.8	265.7%	3.9%	$98.1
__________

(a)
Percent of net CCI earned premiums. CCI claim ratios include only those costs actually or expected to be paid by the Company and exclude claims not paid by virtue of coverage rescissions and claim denials as well as unsubstantiated claim submissions. Certain claim rescissions and denials may from time to time become the subject of disagreements between the Company and certain individual insureds. Possible future reversals of such rescissions and denials, however, may not necessarily affect the adequacy of previously established claim reserve levels nor fully impact operating results. These effects could be fully or partially negated by the imposition of additional retrospective premiums and/or the limiting effects of maximum policy limits.

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

RFIG Run-off mortgage guaranty net claim reserve levels can be affected adversely by several factors. These include changes in the mix of insured business toward loans that have a higher probability of default, increases in the average risk per insured loan, the levels of estimated rescission and claim denial activity, the deterioration of regional or national economic conditions leading to a reduction in borrowers' income and thus their ability to make mortgage payments, and reductions in housing values and/or increases in housing supply that can raise the rate at which defaults evolve into claims and affect their overall severity.

With respect to Old Republic's small life and accident insurance operations, reserve adequacy may be affected adversely by greater than anticipated medical care cost inflation as well as greater than expected frequency and severity of claims. In life insurance, as in general insurance, concentrations of insured lives coupled with a catastrophic event would represent the Company's largest exposure.

Loss reserve uncertainty is illustrated by the variability in loss reserve development presented in the schedule which appears under Item 1 of this Annual Report. That schedule shows the cumulative loss reserve development for each of the past ten years through December 31, 2012 for the general insurance business which currently represents 63.8% of Old Republic's total loss and loss adjustment expense reserves, net of reinsurance reserves. Through December 31, 2012, ending claim reserves for the past ten year-ends have developed, as a percentage of the original estimates, within a range of (1.7)% unfavorable in 2002 to 14.4% favorable in 2005. For the aggregate of ten year-ends, the net development has averaged 6.8% favorable.

On a consolidated basis, which includes all coverages provided by the Company, the one year development on prior year loss reserves over the same ten year period has ranged from (6.8)% unfavorable in 2010 to 11.9% favorable in 2005 and averaged 1.3%. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic's existing business mix, current aggregate loss reserve levels, and loss development patterns suggests a reasonable likelihood that 2012 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company's insurance segments is discussed above. While the Company has generally experienced favorable loss developments for the latest ten year period on an overall basis, the current analysis of loss development factors and economic conditions influencing the Company's insurance coverages indicates a gradual downward trend in favorable development during the most recent three years, with respect to general insurance. In management's opinion, the other segments' loss reserve development patterns show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2012.

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

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements the Company is generally reimbursed for claim costs exceeding contractually agreed-upon levels. During the three year period ended December 31, 2012, the Company's net retentions have risen gradually within the general insurance segment; however, such changes have not had a material impact on the Company's consolidated financial statements.

Except for relatively few facultative reinsurance cessions covering large risks, the title insurance segment does not utilize a significant amount of reinsurance to manage its insurance risk.

Generally, the RFIG Run-off mortgage guaranty insurance risk has historically been reinsured through excess of loss contracts through insurers owned by or affiliated with lending institutions and financial and other intermediaries whose customers are insured by Old Republic. Effective December 31, 2008, the Company discontinued excess of loss reinsurance cessions to lenders' captive insurance companies for all new production originated subsequent to the effective date. During 2010, RFIG recaptured business previously ceded to several captives. In substance, the transactions are cut-off reinsurance commutation arrangements whereby the captives have remitted to the Company the reserves on existing claim obligations and a risk premium for claims that will occur after the recapture date. The impact of these transactions is summarized in other relevant sections within the Management Analysis of Financial Position and Results of Operations.

The Company does not anticipate any significant changes to its reinsurance programs during 2013.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2010	26.9%	93.0%	13.3%	47.6%
2011	25.2	91.2	22.1	47.5
2012	25.7%	89.6%	10.4%	48.5%

Any necessary reclassifications of prior years' data are reflected in the table, including the previously noted 2012 reclassification of the CCI coverage from the General Insurance segment to the RFIG Run-off Business.

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The general insurance expense ratio for 2012 was impacted by a charge related to previously deferred acquisition costs stemming from new accounting guidance issued by FASB as discussed in the Executive Summary. The 2011 RFIG Run-off expense ratio reflects an accrual of employment severance and similar costs, and the elimination of previously deferred acquisition costs.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2010	94.7%	101.0%	182.3%	111.4%
2011	94.4	99.0	252.6	115.8
2012	98.7%	96.8%	232.2%	110.4%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (46.6)% in 2012, (40.6)% in 2011 and (9.2)% in 2010. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets. As of December 31, 2012, 2011, and 2010, a valuation allowance was established for certain net operating loss and tax credit carryforwards which the Company did not expect to realize.

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2012:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$8,566.2	100	basis point rate increase	$8,219.3
		200	basis point rate increase	7,872.3
		100	basis point rate decrease	8,913.1
		200	basis point rate decrease	$9,260.1

Equity Price Risk:
Equity Securities	$739.7	10%	increase in the S&P 500	$802.6
		20%	increase in the S&P 500	865.4
		10%	decline in the S&P 500	676.8
		20%	decline in the S&P 500	$614.0

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2012	2011
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $7,993.1 and $7,884.6)	$8,566.2	$8,393.2
Equity securities (at fair value) (adjusted cost: $452.1 and $341.9)	739.7	580.8
Short‑term investments (at fair value which approximates cost)	1,264.9	1,476.2
Miscellaneous investments	29.6	35.3
Total	10,600.5	10,485.6
Other investments	8.2	9.8
Total investments	10,608.8	10,495.5

Other Assets:
Cash	101.2	93.0
Securities and indebtedness of related parties	12.7	16.9
Accrued investment income	90.4	96.5
Accounts and notes receivable	1,134.7	1,039.0
Federal income tax recoverable: Current	71.9	73.5
Deferred	148.1	116.7
Reinsurance balances and funds held	201.6	210.0
Reinsurance recoverable: Paid losses	103.7	100.7
Policy and claim reserves	3,133.3	3,143.1
Deferred policy acquisition costs	165.5	197.6
Sundry assets	454.2	467.2
Total Other Assets	5,618.0	5,554.9
Total Assets	$16,226.8	$16,050.4

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,303.3	$8,786.6
Unearned premiums	1,364.4	1,268.8
Other policyholders' benefits and funds	201.8	193.1
Total policy liabilities and accruals	10,869.6	10,248.6
Commissions, expenses, fees, and taxes	511.1	457.3
Reinsurance balances and funds	437.9	380.5
Debt	572.9	912.8
Sundry liabilities	238.8	278.4
Commitments and contingent liabilities
Total Liabilities	12,630.6	12,277.8

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	259.4	259.3
Additional paid‑in capital	660.9	657.9
Retained earnings	2,222.3	2,472.4
Accumulated other comprehensive income (loss)	481.7	416.0
Unallocated ESSOP shares (at cost)	(28.2)	(33.2)
Treasury stock (at cost)(1)	—	—
Total Common Shareholders' Equity	3,596.2	3,772.5
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$16,226.8	$16,050.4
________

(1)
At December 31, 2012 and 2011, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 259,490,089 and 259,328,278 were issued as of December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. There were no common shares classified as treasury stock as of December 31, 2012 and 2011.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Net premiums earned	$4,043.8	$3,695.5	$3,225.5
Title, escrow, and other fees	427.1	354.5	348.0
Total premiums and fees	4,471.0	4,050.1	3,573.5
Net investment income	336.5	364.6	379.0
Other income	114.5	115.2	41.0
Total operating revenues	4,922.2	4,529.9	3,993.5
Realized investment gains (losses):
From sales	48.1	165.8	110.3
From impairments	(.2)	(50.2)	(1.2)
Total realized investment gains (losses)	47.8	115.5	109.1
Total revenues	4,970.1	4,645.5	4,102.7

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	2,747.4	2,748.7	2,266.1
Dividends to policyholders	17.9	15.6	12.1
Underwriting, acquisition, and other expenses	2,297.1	2,054.3	1,764.8
Interest and other charges	36.2	63.4	32.0
Total expenses	5,098.7	4,882.2	4,075.1
Income (loss) before income taxes (credits)	(128.5)	(236.7)	27.6

Income Taxes (Credits):
Current	2.4	(36.7)	(22.6)
Deferred	(62.3)	(59.4)	20.1
Total	(59.8)	(96.1)	(2.5)

Net Income (Loss)	$(68.6)	$(140.5)	$30.1

Net Income (Loss) Per Share:
Basic	$(.27)	$(.55)	$.13
Diluted	$(.27)	$(.55)	$.13

Average shares outstanding: Basic	255,812,888	255,045,210	241,075,488
Diluted	255,812,888	255,045,210	241,327,073

Dividends Per Common Share:
Cash	$.71	$.70	$.69

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
Net Income (Loss) As Reported	$(68.6)	$(140.5)	$30.1

Other comprehensive income (loss):
Net unrealized gains (losses) on securities, net of tax	73.8	7.5	101.7
Net adjustment related to defined benefit pension plans, net of tax	(12.6)	(36.2)	(2.0)
Foreign currency translation and other adjustments	4.4	(14.3)	5.5
Net adjustments	65.6	(43.0)	105.2

Comprehensive Income (Loss)	$(3.0)	$(183.5)	$135.3

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions)

	Years Ended December 31,
	2012	2011	2010
Convertible Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$259.3	$259.2	$240.6
Dividend reinvestment plan	—	—	—
Net issuance of shares under stock based compensation plans	—	—	.7
Conversion of senior debentures	—	—	—
Acquisition of subsidiary	—	—	17.7
Balance, end of year	$259.4	$259.3	$259.2

Additional Paid-in Capital:
Balance, beginning of year	$657.9	$649.6	$412.4
Dividend reinvestment plan	.8	.8	.8
Net issuance of shares under stock based compensation plans	(.6)	—	1.6
Conversion of senior debentures	—	—	—
Acquisition of subsidiary	—	—	228.7
Stock based compensation	2.5	3.4	4.1
ESSOP shares released	.3	1.0	1.7
Acquisition of non-controlling interest	—	2.7	—
Balance, end of year	$660.9	$657.9	$649.6

Retained Earnings:
Balance, beginning of year	$2,472.4	$2,791.4	$2,927.3
Net income (loss)	(68.6)	(140.5)	30.1
Dividends on common stock: cash	(181.5)	(178.4)	(166.1)
Balance, end of year	$2,222.3	$2,472.4	$2,791.4

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$416.0	$459.1	$353.7
Net unrealized gains (losses) on securities, net of tax	73.8	7.5	101.7
Net adjustment related to defined benefit pension plans,
net of tax	(12.6)	(36.2)	(2.0)
Foreign currency translation and other adjustments	4.4	(14.3)	5.5
Balance, end of year	$481.7	$416.0	$459.1

Unallocated ESSOP Shares:
Balance, beginning of year	$(33.2)	$(38.0)	$(42.7)
ESSOP shares released	5.0	4.8	4.6
Balance, end of year	$(28.2)	$(33.2)	$(38.0)

Treasury Stock:
Balance, beginning and end of year	$—	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(68.6)	$(140.5)	$30.1
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	32.5	32.7	20.8
Premiums and other receivables	(105.6)	(16.1)	81.1
Unpaid claims and related items	578.2	9.3	(372.7)
Unearned premiums and other policyholders' liabilities	52.7	23.1	(76.5)
Income taxes	(60.7)	(88.5)	(17.5)
Prepaid federal income taxes	1.0	101.9	118.5
Reinsurance balances and funds	51.7	(12.4)	(48.5)
Realized investment (gains) losses	(47.8)	(115.5)	(109.1)
Accounts payable, accrued expenses and other	98.6	111.2	91.5
Total	532.0	(94.9)	(282.2)

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	1,080.3	926.8	882.0
Sales	406.1	1,769.5	1,055.5
Sales of:
Equity securities	71.1	86.6	116.6
Other - net	28.3	31.2	7.5
Cash balances of subsidiaries acquired	—	—	17.8
Sale of a business	5.8	—	—
Purchases of:
Fixed maturity securities	(1,598.3)	(2,409.6)	(1,556.6)
Equity securities	(169.8)	(65.0)	(129.4)
Other - net	(37.8)	(50.8)	(33.4)
Net decrease (increase) in short-term investments	211.5	(476.0)	140.0
Other‑net	(1.0)	—	—
Total	(3.7)	(187.1)	499.8

Cash flows from financing activities:
Issuance of debentures and notes	—	537.0	215.0
Issuance of common shares	1.0	1.2	3.2
Redemption of debentures and notes	(339.8)	(112.1)	(218.9)
Dividends on common shares	(181.5)	(178.4)	(166.1)
Other‑net	.2	.1	(.7)
Total	(520.0)	247.8	(167.6)

Increase (decrease) in cash:	8.1	(34.2)	50.0
Cash, beginning of year	93.0	127.3	77.3
Cash, end of year	$101.2	$93.0	$127.3

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$35.0	$42.0	$28.4
Income taxes	$1.6	$(6.9)	$15.5
Non-cash transaction: Purchase consideration for PMA merger	$—	$—	$247.2
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated)

Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged mainly in the general (property and liability), title, and mortgage guaranty ("MI") and consumer credit indemnity ("CCI") run-off businesses. These insurance subsidiaries are organized as the Old Republic General Insurance, Title Insurance and RFIG Run-off Business Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business. As more fully disclosed in Note 1(s), RFIG's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC") and its affiliate Republic Mortgage Insurance Company of North Carolina ("RMIC-NC") have been operating in run-off pursuant to Summary Orders received from the North Carolina Department of Insurance ("NCDOI") which placed these companies under its supervision in 2012. As discussed in Note 6, the Company combined its General Insurance Group's Consumer Credit Indemnity (CCI) division with its Mortgage Guaranty (MI) business in a renamed Republic Financial Indemnity Group, Inc. (RFIG) Run-off Business segment. The combination affects the manner in which segmented results are presented. Prior periods' segmented information for the General Insurance and RFIG Run-off Business segments has therefore been reclassified to provide necessary consistency in period-to-period operating comparisons. A small life and accident insurance business is included in the corporate and other caption of this report. In this report, "Old Republic", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

Note 1 - Summary of Significant Accounting Policies - The significant accounting policies employed by Old Republic International Corporation and its subsidiaries are set forth in the following summary.

(a) Accounting Principles - The Company's insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries operate and maintain their accounts in conformity with accounting practices prescribed or permitted by various states' insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices. The statutory accounting requirements vary from the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP") in the following major respects: (1) the costs of selling insurance policies are charged to operations immediately, while the related premiums are taken into income over the terms of the policies; (2) investments in fixed maturity securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value; (3) certain assets classified as "non-admitted assets" are excluded from the balance sheet through a direct charge to earned surplus; (4) changes in allowed deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement; (5) mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus whereas, GAAP does not allow provisions for future catastrophic losses; (6) title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year's premiums written; (7) certain required formula-derived reserves for general insurance in particular are established for claim reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus; (8) surplus notes are classified as equity; and (9) the mortgage guaranty deferred payment obligation ("DPO") retained in claim reserves is classified as an admissible asset and as a component of policyholder surplus pursuant to a permitted practice of the NCDOI. In consolidating the statutory financial statements of its insurance subsidiaries, the Company has therefore made necessary adjustments to conform their accounts with GAAP. The following table reflects a summary of all such adjustments:

	Shareholders' Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2012	2011	2012	2011	2010
Statutory totals of insurance
company subsidiaries:
General	$2,905.9	$2,849.7	225.5	$292.5	$255.6	(a)
Title	358.1	236.6	70.3	46.7	14.6
RFIG Run-off	149.2	113.6	(285.0)	(422.6)	(196.3)
Life & Health	71.9	70.1	3.0	4.8	4.3
Sub-total	3,485.1	3,270.0	13.8	(78.6)	78.2
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	(111.6)	140.9	(64.2)	(38.7)	(41.2)
Unadjusted totals	3,374.0	3,411.1	(50.4)	(117.4)	36.8
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	161.7	193.3	(33.3)	(30.6)	(19.8)
Fair value of fixed maturity securities	552.7	468.8	—	—	—
Non-admitted assets	78.2	99.0	—	—	—
Deferred income taxes	(113.9)	(93.8)	35.7	73.4	49.8
Mortgage contingency and deferred payment
obligation reserves	(296.9)	8.2	—	—	—
Title unearned premiums	390.4	360.4	30.0	14.6	6.7
Loss reserves	(360.7)	(290.4)	(70.4)	(49.6)	(21.7)
Surplus notes	(202.5)	(365.0)	—	—	—
Sundry adjustments	13.0	(19.5)	19.4	(30.9)	(21.6)
Total adjustments	222.3	361.4	(18.2)	(23.1)	(6.6)
Consolidated GAAP totals	$3,596.2	$3,772.5	$(68.6)	$(140.5)	$30.1
__________

(a)	Includes the effect of PMA Capital Corporation's statutory results from the date of acquisition through year-end, excluding adjustments to conform to Old Republic's accounting policies.

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

(d) Investments - The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2012 and 2011, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized $.2, $50.2 and $1.2 of OTTI adjustments for the years ended December 31, 2012, 2011 and 2010, respectively.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
December 31, 2012:
U.S. & Canadian Governments	$1,151.2	$65.9	$.3	$1,216.8
Tax-exempt	380.8	11.4	.1	392.2
Corporate	6,461.0	502.1	6.0	6,957.1
	$7,993.1	$579.5	$6.5	$8,566.2
December 31, 2011:
U.S. & Canadian Governments	$1,104.0	$78.3	$.1	$1,182.1
Tax-exempt	597.1	23.4	—	620.5
Corporate	6,183.5	414.1	7.0	6,590.5
	$7,884.6	$515.9	$7.2	$8,393.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at December 31, 2012:
Due in one year or less	$1,254.7	$1,271.8
Due after one year through five years	3,324.3	3,538.2
Due after five years through ten years	3,208.1	3,531.7
Due after ten years	205.8	224.3
	$7,993.1	$8,566.2

Bonds and other investments with a statutory carrying value of $479.6 as of December 31, 2012 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $131.3 and $138.5 at December 31, 2012 and 2011, respectively, follows:

Equity Securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012	$452.1	$290.5	$2.9	$739.7
December 31, 2011	$341.9	$243.5	$4.6	$580.8

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's adjusted cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012:
Fixed Maturity Securities:
U.S. & Canadian Governments	$60.3	$.3	$—	$—	$60.3	$.3
Tax-exempt	3.7	.1	—	—	3.7	.1
Corporate	348.4	4.3	10.2	1.7	358.6	6.0
Subtotal	412.6	4.8	10.2	1.7	422.8	6.5
Equity Securities	78.9	2.9	—	—	78.9	2.9
Total	$491.5	$7.8	$10.2	$1.7	$501.8	$9.5

December 31, 2011:
Fixed Maturity Securities:
U.S. & Canadian Governments	$35.5	$.1	$—	$—	$35.5	$.1
Tax-exempt	2.1	—	.6	—	2.7	—
Corporate	402.9	6.7	1.7	.2	404.7	7.0
Subtotal	440.6	7.0	2.3	.2	443.0	7.2
Equity Securities	98.4	4.5	—	—	98.5	4.6
Total	$539.1	$11.5	$2.4	$.3	$541.5	$11.9

At December 31, 2012, the Company held 102 fixed maturity and 14 equity securities in an unrealized loss position, representing 5.7% as to fixed maturities and 21.9% as to equity securities of the total number of such issues it held. At December 31, 2011, the Company held 131 fixed maturity and 6 equity securities in an unrealized loss position, representing 7.1% as to fixed maturities and 14.3% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 4 fixed maturity securities and 1 equity security, had been in a continuous unrealized loss position for more than 12 months as of December 31, 2012 and 2011. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

Fair Value Measurements - Fair value is defined as the estimated price that is likely to be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. A fair value hierarchy is established that prioritizes the sources ("inputs") used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1); observable inputs based on corroboration with available market data (Level 2); and unobservable inputs based on uncorroborated market data or a reporting entity's own assumptions (Level 3). Following is a description of the valuation methodologies and general classification used for financial instruments measured at fair value.

The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its quarterly process for determining fair values of its fixed maturity and equity securities. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (ii) comparing other sources including the fair value estimates to its knowledge of the current market and to independent fair value estimates provided by the investment custodian. The independent pricing source obtains market quotations and actual transaction prices for securities that have quoted prices in active markets and uses its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of December 31, 2012 and December 31, 2011.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2012:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$570.9	$645.9	$—	$1,216.8
Tax-exempt	—	392.2	—	392.2
Corporate	—	6,926.3	30.7	6,957.1
Equity securities	736.9	—	2.7	739.7
Short-term investments	$1,260.2	$—	$4.6	$1,264.9

As of December 31, 2011:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$389.8	$792.2	$—	$1,182.1
Tax-exempt	—	620.5	—	620.5
Corporate	—	6,560.0	30.5	6,590.5
Equity securities	579.0	—	1.8	580.8
Short-term investments	$1,471.1	$—	$5.0	$1,476.2

There were no transfers between Levels 1, 2 or 3 during 2012.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At December 31, 2012, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2012	2011	2010
Investment income from:
Fixed maturity securities	$321.0	$353.2	$368.5
Equity securities	13.1	11.3	9.0
Short-term investments	1.9	1.5	1.5
Other sources	5.4	4.7	3.9
Gross investment income	341.6	370.9	383.1
Investment expenses (a)	5.1	6.2	4.1
Net investment income	$336.5	$364.6	$379.0

Realized gains (losses) on:
Fixed maturity securities:
Gains	$32.7	$143.9	$80.4
Losses	—	(1.2)	(1.2)
Net	32.7	142.6	79.1

Equity securities & other long-term investments	15.1	(27.0)	29.9
Total	47.8	115.5	109.1
Income taxes (credits)(b)	16.7	37.5	38.2
Net realized gains (losses)	$31.1	$78.0	$70.8
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$64.9	$46.3	$30.2
Less: Deferred income taxes (credits)	22.6	16.0	10.4
Net changes in unrealized investment gains (losses)	$42.2	$30.3	$19.7

Equity securities & other long-term investments	$48.4	$(35.2)	$126.1
Less: Deferred income taxes (credits)	16.8	(12.4)	44.2
Net changes in unrealized investment gains (losses)	$31.5	$(22.7)	$81.9
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $2.0, $1.9 and $.5 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 32% of 2012, 33% of 2011 and 36% of 2010 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

During 2010, Old Republic's mortgage guaranty subsidiaries negotiated the terminations of various captive reinsurance and pool insurance contracts. From a financial accounting standpoint, premiums obtained upon terminations of captive reinsurance agreements are recognized as income when they are received rather than being deferred to future periods when the related claim costs are expected to arise. While terminations of pool insurance contracts cause a reduction of incurred claims due to the positive effect of reserves released, greater cash outflows ensue. Taken together, these terminations had the following effects on key elements of reported results and operating cash flows.

Year Ended
December 31, 2010
Increase in net premiums earned	$13.6
Reduction in incurred claim costs	51.8
Increase in pretax operating income (loss)	$65.4
Effect on operating cash flows	$(173.2)

No similarly significant transactions occurred during 2012 and 2011.

(f) Deferred Policy Acquisition Costs - The Company's insurance subsidiaries, other than title companies defer certain costs which vary with and are primarily related to the production of business. Deferred costs consist principally of commissions, premium taxes, marketing, and policy issuance expenses. Effective January 1, 2012, the Company adopted a prospective application of new GAAP authoritative guidance related to the deferral of costs for acquiring or renewing insurance contracts. The guidance identifies those direct costs that relate to the successful acquisition of new or renewal insurance contracts that should be capitalized. The adoption of the guidance resulted in 2012 pretax charges of $37.9 to General Insurance results.

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

The following table shows a reconciliation of deferred acquisition costs between succeeding balance sheet dates.

Years Ended December 31:	2012	2011	2010
Deferred, beginning of year	$197.6	$230.6	$206.9
Value of business acquired pursuant to PMA merger	—	—	43.7
Acquisition costs deferred:
Commissions - net of reinsurance	180.8	139.0	142.5
Premium taxes	86.8	77.7	68.5
Salaries and other marketing expenses	43.3	121.8	86.9
Sub-total	311.0	338.4	297.9
Amortization charged to income	(343.2)	(371.7)	(318.1)
Change for the year	(32.1)	(33.3)	(20.2)
Deferred, end of year	$165.5	$197.6	$230.6

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2012 and 2011, unearned premiums consisted of the following:

As of December 31:	2012	2011
General Insurance Group	$1,323.8	$1,211.0
RFIG Run-off Business	40.5	57.7
Total	$1,364.4	$1,268.8

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2012, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2012 and 2011, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $147.1 and $182.0 gross, respectively, and $119.4 and $137.9 net of reinsurance, respectively. Old Republic's average five year survival ratios stood at 4.7 years (gross) and 7.6 years (net of reinsurance) as of December 31,

2012 and 5.9 years (gross) and 9.4 years (net of reinsurance) as of December 31, 2011. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

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

The Company has the legal right to rescind mortgage insurance coverage unilaterally as expressly stated in its policy. Moreover, two federal courts that have recently considered that policy wording have each affirmed that right (See First Tennessee Bank N.A. v. Republic Mortg. Ins. Co., Case No. 2:10-cv-02513-JPM-cgc (W.D. Tenn., Feb. 25, 2011) and JPMorgan Chase Bank N.A. v. Republic Mortg. Ins. Co., Civil Action No. 10-06141 (SRC) (D. NJ, May 4, 2011), each decision citing supporting state law legal precedent). RMIC's mortgage insurance policy provides that the insured represents that all statements made and information provided to it in an application for coverage for a loan, without regard to who made the statements or provided the information, have been made and presented for and on behalf of the insured; and that such statements and information are neither false nor misleading in any material respect, nor omit any fact necessary to make such statements and information not false or misleading in any material respect. According to the policy, if any of those representations are materially false or misleading with respect to a loan, the Company has the right to cancel or rescind coverage for that loan retroactively to commencement of the coverage. Whenever the Company determines that an application contains a material misrepresentation, it either advises the insured in writing of its findings prior to rescinding coverage or exercises its unilateral right to rescind coverage for that loan, stating the reasons for that action in writing and returning the applicable premium. The rescission of coverage in instances of materially faulty representations or warranties provided in applications for insurance is a necessary and prevailing practice throughout the insurance industry. In the case of mortgage guaranty insurance, rescissions have occurred regularly over the years but have been generally immaterial. Since 2008, however, the Company has experienced a much greater incidence of rescissions due to increased levels of observed fraud and misrepresentations in insurance applications pertaining to business underwritten between 2004 and the first half of 2008. As a result, the Company has incorporated certain assumptions regarding the expected levels of coverage rescissions and claim denials in its reserving methodology since 2008. Such estimates, which are evaluated at each balance sheet date, take into account observed as well as historical trends in rescission and denial rates. The table below shows the estimated effects of coverage rescissions and claim denials on loss reserves and settled and incurred losses.

	2012	2011	2010
Estimated reduction in beginning reserve	$313.2	$710.3	$1,712.2
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	111.7	223.1	394.1
Prior year	12.2	(340.8)	(215.7)
Sub-total	124.0	(117.6)	178.3
Estimated rescission reduction in settled claims	(262.3)	(279.5)	(1,180.3)
Estimated reduction in ending reserve	$174.9	$313.2	$710.3

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

Years Ended December 31:	2012	2011	2010
Gross reserves at beginning of year	$8,786.6	$8,814.6	$7,915.0
Less: reinsurance losses recoverable	2,908.1	2,945.3	2,316.5
Net reserves at beginning of year:
General Insurance (d)(e)	3,874.9	3,888.0	3,884.5
Title Insurance	332.0	298.0	277.1
RFIG Run-off (a)(e)	1,654.0	1,663.1	2,058.3
Other	17.4	20.0	21.5
Sub-total	5,878.5	5,869.3	6,241.5
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance (e)	1,729.6	1,575.3	1,299.9
Title Insurance	120.9	105.7	83.4
RFIG Run-off (a)(e)	762.2	887.1	907.8
Other	40.3	40.2	44.4
Sub-total	2,653.1	2,608.5	2,335.6
Change in provision for insured events of prior years:
General Insurance (e)	(51.5)	(130.9)	(162.7)
Title Insurance	—	—	13.4
RFIG Run-off (a)(e)	148.2	254.8	70.9
Other	(1.5)	(1.2)	(3.2)
Sub-total	95.1	122.6	(81.5)
Total incurred claims and claim adjustment expenses (a)	2,748.2	2,731.1	2,254.1
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance (e)	587.8	569.8	544.1
Title Insurance	3.0	7.9	7.2
RFIG Run-off (b)(e)	46.6	100.5	101.5
Other	30.6	30.7	33.0
Sub-total	668.1	709.2	685.9
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance (e)	916.1	887.6	589.5
Title Insurance	53.4	63.6	68.7
RFIG Run-off (b)(e)	523.0	1,050.5	1,272.4
Other	9.6	10.7	9.6
Sub-total	1,502.3	2,012.6	1,940.4
Total payments (b)	2,170.5	2,721.9	2,626.4
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance (e)	4,048.9	3,874.9	3,888.0
Title Insurance	396.4	332.0	298.0
RFIG Run-off (e)	1,994.8	1,654.0	1,663.1
Other	15.9	17.4	20.0
Sub-total	6,456.2	5,878.5	5,869.3
Reinsurance losses recoverable	2,847.0	2,908.1	2,945.3
Gross reserves at end of year	$9,303.3	$8,786.6	$8,814.6
__________

As noted elsewhere in this report, in 2012 Old Republic's CCI insurance coverage was combined with the MI business within the overall RFIG Run-off Business. Prior periods' segmented information for the General Insurance and RFIG Run-off Business segments has therefore been reclassified to provide necessary consistency in period-to-period operating comparisons.

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2012	2011	2010
Change in provision for incurred events of prior years:
General Insurance	$(19.8)	$(149.2)	$(76.6)
RFIG Run-off	116.5	273.2	(15.2)

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	1,577.9	1,551.1	1,399.0
RFIG Run-off (b)	$495.7	$1,057.4	$1,108.4

(a)
In common with all other insurance lines, RFIG Run-off mortgage guaranty settled and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. Changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves shown in the following table and entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denials previously noted.

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by an estimated $111.7, $223.1 and $394.1, respectively, for 2012, 2011 and 2010. The provision for insured events of prior years in 2012, 2011 and 2010 was increased (decreased) by an estimated $(12.2), $340.8 and $215.7, respectively. These changes were offset to varying degrees by differences between actual claim settlements relative to expected experience and by subsequent revisions to assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

	2012	2011	2010
Net reserve increase(decrease):
General Insurance(*)	$174.0	$(13.1)	$646.6
Title Insurance	64.3	34.0	20.8
RFIG Run-off	340.7	(9.0)	(395.2)
Other	(1.5)	(2.6)	(1.4)
Total	$577.6	$9.2	$270.8
_______

(*) Includes reserves of $638.8 at December 31, 2010 assumed in conjunction with the PMA merger.

(b)
Rescissions reduced the Company's paid losses by an estimated $262.3, $279.5, and $1,180.3 for 2012, 2011, and 2010, respectively. 2010 includes $431.4 related to certain pool insurance contracts which were terminated during the year. 2012 RFIG Run-off Business claim and claim adjustment expense payments reflect the retention of the Deferred Payment Obligation ("DPO") within claim reserves and were thereby reduced by $299.5.

(c)	Year end net IBNR reserves carried in each segment were as follows:

	2012	2011	2010
General Insurance	$1,947.0	$1,878.2	$1,865.0
Title Insurance	336.9	262.5	216.5
RFIG Run-off	147.5	94.8	86.3
Other	4.6	4.6	5.0
Total	$2,436.1	$2,240.4	$2,172.9

(d)	Includes reserves acquired through the PMA merger at October 1, 2010.

(e) Consumer credit indemnity coverages have been fully reclassified from the General Insurance Group to the RFIG Run-off Business segment in this table for all period presented. In connection with the previously noted MI/CCI combination, certain General Insurance Group companies retain losses pursuant to various quota share and stop loss reinsurance agreements.

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced unfavorable developments of (1.6)% and (2.1)% for 2012 and 2011 whereas 2010 produced a favorable development of 1.5%, respectively, with average unfavorable annual developments of (.8)%. The Company believes that the factors most responsible, in varying and continually changing degrees, for reserve redundancies or deficiencies include, as to mortgage guaranty and the CCI coverage, differences in originally estimated salvage and subrogation recoveries, sales and prices of homes that can impact claim costs upon the disposition of foreclosed properties, changes in regional or local economic conditions and employment levels, greater numbers of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported. As to many general insurance coverages, changes in reserve adequacy or deficiency result from the effect of reserve discounts applicable to workers' compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

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

Years Ended December 31:	2012	2011	2010
Statutory tax rate (credit)	(35.0)%	(35.0)%	35.0%
Tax rate increases (decreases):
Tax-exempt interest	(4.1)	(5.4)	(70.6)
Dividends received exclusion	(2.1)	(1.0)	(8.8)
Valuation allowance (see below)	(2.0)	(.6)	14.1
Goodwill impairment	.4	1.6	—
Foreign income (loss) reattribution	(3.5)	1.0	—
Sale of subsidiary	(1.3)	—	—
Other items - net	1.0	(1.2)	21.1
Effective tax rate (credit)	(46.6)%	(40.6)%	(9.2)%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2012	2011	2010
Deferred Tax Assets:
Losses, claims, and settlement expenses	$272.4	$231.7	$225.8
Pension and deferred compensation plans	90.8	85.8	67.4
Impairment losses on investments	49.2	52.9	90.5
Net operating loss carryforward	91.0	77.2	75.6
AMT credit carryforward	25.5	29.7	9.6
Other temporary differences	67.7	50.1	55.9
Total deferred tax assets before valuation allowance	596.8	527.7	525.0
Valuation allowance	(9.6)	(12.2)	(13.5)
Total deferred tax assets	587.2	515.4	511.4
Deferred Tax Liabilities:
Unearned premium reserves	35.3	29.3	25.1
Deferred policy acquisition costs	52.5	63.9	74.8
Mortgage guaranty insurers' contingency reserves	—	.4	63.5
Amortization of fixed maturity securities	6.9	7.2	9.3
Net unrealized investment gains	309.7	273.0	269.4
Title plants and records	5.0	5.0	4.9
Other temporary differences	29.6	19.7	18.7
Total deferred tax liabilities	439.2	398.7	466.0
Net deferred tax assets (liabilities)	$148.1	$116.7	$45.3

At December 31, 2012, the Company had a net operating loss ("NOL") carryforward of $260.1 which will expire in years 2020 through 2032 and a $25.5 alternative minimum tax ("AMT") credit carryforward which does not expire.

Approximately $156.8 of the NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code. All NOL carryforwards are available to reduce future years taxable income of the Company.

A valuation allowance was established against deferred tax assets as of December 31, 2012, 2011 and 2010 related to certain NOL and tax credit carryforwards which the Company did not expect to realize. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all remaining deferred tax assets at year end 2012 will more likely than not be fully realized.

Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. As of December 31, 2012, the Company had no significant contingency reserves deductible for tax purposes. The $1.0 of U.S. Treasury Tax and Loss Bonds that were held at December 31, 2011 were redeemed in 2012.

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

(k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $23.9, $21.9 and $18.2 in 2012, 2011, and 2010, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(m) Goodwill and Intangible Assets - The following table presents the components of the Company's goodwill balance:

	General	Title	RFIG Run-off	Other	Total
January 1, 2011	$115.9	$44.3	$10.7	$.1	$171.1
Acquisitions	1.6	—	—	—	1.6
Impairments	—	—	(10.7)	—	(10.7)
December 31, 2011	117.5	44.3	—	.1	162.0
Acquisitions	—	—	—	—	—
Impairments	(1.3)	—	—	—	(1.3)
December 31, 2012	$116.2	$44.3	$—	$.1	$160.7

Goodwill resulting from business combinations is not amortizable against operations but must be tested annually for possible impairment of its continued value. Intangible assets with definitive lives are amortized against future operating results; whereas indefinite-lived intangibles are tested annually for impairment. During 2011, RFIG's historical mortgage guaranty goodwill balance of $10.7 was impaired in its entirety.

In September 2011, the FASB issued authoritative guidance which simplifies how an entity tests goodwill for impairment. This guidance was effective in 2012 and its adoption did not impact the consolidated financial statements. There are no significant goodwill balances within reporting units with estimated fair values not significantly in excess of their carrying values.

(n) Employee Benefit Plans - Prior to December 31, 2012, the Company had four separate pension plans covering a portion of its work force. The four plans were the Old Republic International Salaried Employees Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan), the Old Republic National Title Group Pension Plan (the Title Plan), and the PMA Capital Corporation Pension Plan (the PMA Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. With the exception of the PMA Plan, these plans have been closed to new participants since December 31, 2004; the PMA Plan was frozen as of December 31, 2005. Under the terms of the freeze, the plan is closed to new participants and eligible employees retained all of their rights under the plan that they had vested as of December 31, 2005 but do not accrue any additional benefits thereafter. All plan assets and liabilities are measured as of December 31 of the years presented. Effective December 31, 2012, the Bituminous Plan and the Title Plan were merged into the Old Republic Plan.

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

The changes in the projected benefit obligation ("PBO") are as follows:

Years Ended December 31:	2012	2011	2010
Projected benefit obligation at beginning of year	$477.8	$425.2	$285.8
Increases (decreases) during the year attributable to:
Projected benefit obligation acquired pursuant to PMA merger	—	—	101.2
Service cost	9.4	8.7	8.0
Interest cost	21.8	22.7	18.0
Actuarial (gains) losses	31.5	36.7	23.6
Benefits paid	(15.0)	(15.5)	(11.5)
Net increase (decrease) for the year	47.8	52.6	139.3
Projected benefit obligation at end of year	$525.7	$477.8	$425.2
Accumulated benefit obligation at end of year	$495.4	$443.4	$394.6

The changes in the fair value of net assets available for plan benefits are as follows:

Years Ended December 31:	2012	2011	2010
Fair value of net assets available for plan benefits
At beginning of the year	$315.4	$297.1	$209.1
Increases (decreases) during the year attributable to:
Fair value of net assets acquired pursuant to PMA merger	—	—	64.1
Actual return on plan assets	25.8	.2	32.4
Sponsor contributions	26.0	33.6	2.9
Benefits paid	(15.0)	(15.5)	(11.5)
Net increase (decrease) for year	36.8	18.3	88.0
Fair value of net assets available for plan benefits
At end of the year	$352.3	$315.4	$297.1

Each of the plans had accumulated and projected benefit obligations in excess of plan assets at December 31, 2012, 2011 and 2010. The Companies expect to make cash contributions of approximately $15.3 in calendar year 2013.

The components of aggregate annual net periodic pension costs consisted of the following:

Years Ended December 31:	2012	2011	2010
Service cost	$9.4	$8.7	$8.0
Interest cost	21.8	22.7	18.0
Expected return on plan assets	(25.1)	(23.7)	(17.5)
Recognized loss	10.2	6.2	4.8
Net cost	$16.3	$13.9	$13.3

The pretax amounts recognized in other comprehensive income consist of the following:

Years Ended December 31:	2012	2011	2010
Amounts arising during the period:
Net recognized gain (loss)	$(30.8)	$(60.2)	$(8.6)
Reclassification adjustment to components of net periodic pension cost:
Net recognized loss	10.0	6.0	4.6
Net prior service cost	.1	.1	.1
Net pretax amount recognized	$(20.6)	$(54.0)	$(3.8)

The amounts included in accumulated other comprehensive income that have not yet been recognized as components of net periodic pension cost consist of the following:

As of December 31:	2012	2011
Net recognized loss	$(151.9)	$(131.1)
Net prior service cost	(.7)	(.9)
Total	$(152.7)	$(132.0)

The amounts included in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost during 2013 consist of the following:

As of December 31:	2012
Net recognized loss	$11.6
Net prior service cost	.1
Total	$11.7

The projected benefit obligations and net periodic benefit costs for the plans were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2012	2011	2012	2011	2010
Settlement discount rates	4.17%	4.66%	4.66%	5.46%	5.82%
Rates of compensation increase	3.22%	4.25%	4.25%	4.25%	4.25%
Long-term rates of return on plans' assets			7.81%	7.94%	7.95%

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

The benefits expected to be paid as of December 31, 2012 for the next 10 years are as follows: 2013: $19.1; 2014: $20.7; 2015: $22.5; 2016 $24.2; 2017: $25.3 and for the five years after 2017: $151.1.

The investment policy of the Plans is to consider the matching of assets and liabilities, appropriate risk aversion, liquidity needs, the preservation of capital, and the attainment of modest growth. The weighted-average asset allocations of the Plans are as follows:

			Investment Policy Asset Allocation % Range Target
As of December 31:	2012	2011
Equity securities:
Common shares of Company stock	8.3%	6.7%
Other	48.5	43.8
Sub-total	56.8	50.5	30% to 70%
Fixed maturity securities	35.2	34.7	30% to 70%
Other	8.0	14.8	1% to 20%
Total	100.0%	100.0%

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

The following tables present a summary of the Plans' assets segregated among the various input levels described in Note 1(d).

	Fair Value Measurements
As of December 31, 2012:	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$29.0	$—	$—	$29.0
Other	154.0	16.9	—	171.0
Sub-total	183.1	16.9	—	200.1
Fixed maturity securities	1.5	122.5	—	124.0
Other	10.6	9.3	8.1	28.1
Total	$195.3	$148.8	$8.1	$352.3

As of December 31, 2011:
Equity securities:
Common shares of Company stock	$21.1	$—	$—	$21.1
Other	122.9	15.2	—	138.1
Sub-total	144.0	15.2	—	159.2
Fixed maturity securities	21.0	88.2	—	109.3
Other	18.2	13.5	15.1	46.9
Total	$183.3	$117.0	$15.1	$315.4

Level 1 assets include publicly traded common stocks, mutual funds and certain short-term investments. Level 2 assets generally include corporate and government agency bonds, common collective trusts, and a limited partnership investment. Level 3 assets primarily consist of an immediate participation guaranteed fund. The decline in fair value of Level 3 investments is due to the sale of certain securities in 2012.

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2012	2011	2010
Employees Savings and Stock Ownership Plan	$5.3	$5.9	$6.3
Other profit sharing plans	12.9	13.4	7.3
Cash and deferred incentive compensation	$20.5	$19.5	$17.8

The Company sponsors an Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. Current Company contributions are provided in the form of Old Republic common stock. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock; dividends on unallocated shares are used to pay debt service costs. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. As of December 31, 2012, there were 14,619,686 Old Republic common shares owned by the ESSOP, of which 10,973,084 were allocated to employees' account balances. There are no repurchase obligations in existence. See Note 3(b).

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($878.1 and $681.5 at December 31, 2012 and 2011, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

Years Ended December 31:	2012	2011	2010
Numerator:
Net income (loss)	$(68.6)	$(140.5)	$30.1
Numerator for basic earnings per share -
income (loss) available to common stockholders	(68.6)	(140.5)	30.1
Adjustment for interest expense incurred on
assumed conversions of convertible senior notes	—	—	—
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversions	$(68.6)	$(140.5)	$30.1

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	255,812,888	255,045,210	241,075,488
Effect of dilutive securities - stock based compensation awards	—	—	251,585
Effect of dilutive securities - convertible senior notes	—	—	—
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversions (a)	255,812,888	255,045,210	241,327,073
Earnings per share: Basic	$(.27)	$(.55)	$.13
Diluted	$(.27)	$(.55)	$.13

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	14,543,835	16,007,624	14,528,515
Convertible senior notes	35,409,303	56,464,160	27,473,871
Total	49,953,138	72,471,784	42,002,386
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

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2012	2011	2010
Stock based compensation expense	$1.7	$3.0	$3.2
Income tax benefit	$.6	$1.0	$1.1

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

	2012	2011	2010
Expected volatility	.32	.31	.34
Expected dividends	6.88%	5.95%	5.63%
Expected term (in years)	7	7	5
Risk-free rate	1.74%	2.73%	2.11%

A summary of stock option activity under the plan as of December 31, 2012, 2011 and 2010, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	15,679,915	$17.25	16,560,483	$17.39	15,781,176	$17.49
Issuance of options pursuant to
PMA merger	—	—	—	—	471,279	14.85
Granted	974,500	10.80	1,064,500	12.33	747,000	12.08
Exercised	14,850	10.48	31,113	12.22	341,057	6.79
Forfeited and canceled	2,346,416	17.66	1,913,955	15.85	97,915	17.48
Outstanding at end of year	14,293,149	16.75	15,679,915	17.25	16,560,483	17.39

Exercisable at end of year	12,032,624	$17.74	13,262,682	$18.21	13,672,002	$18.09

Weighted average fair value of
options granted during the year (a)	$1.46	per share	$1.99	per share	$2.22	per share
__________

(a) Based on the Black-Scholes option pricing model and the assumptions outlined above; 2010 includes the impact of replacement options issued pursuant to the PMA merger.

A summary of stock options outstanding and exercisable at December 31, 2012 follows:

					Options Outstanding			Options Exercisable
						Weighted - Average			Weighted Average Exercise Price
Ranges of Exercise Prices			Year(s) Of Grant		Number Out- Standing	Remaining Contractual Life	Exercise Price	Number Exercisable
$14.37			2003		1,198,402	0.25	$14.37	1,198,402	$14.37
$19.32	to	$20.02	2004		1,887,198	1.25	19.33	1,887,198	19.33
$18.41	to	$20.87	2005		1,609,747	2.25	18.45	1,609,747	18.45
$21.36	to	$22.35	2006		2,139,275	3.25	22.01	2,139,275	22.01
$21.78	to	$23.16	2007		2,022,275	4.25	21.78	2,022,275	21.78
$7.73	to	$12.95	2008		1,380,420	5.25	12.94	1,380,420	12.94
$10.48			2009		910,043	6.25	10.48	646,856	10.48
$12.08			2010		751,415	7.25	12.08	357,996	12.08
$10.51	to	$36.36	2010	(a)	416,874	1.25	13.12	416,874	13.12
$12.33			2011		1,003,000	8.25	12.33	277,731	12.33
$10.80			2012		974,500	9.25	10.80	95,850	10.80
Total					14,293,149		$16.75	12,032,624	$17.74
__________

(a) Represents the replacement options issued pursuant to the PMA merger.

Pursuant to the Company's self-imposed limits, the maximum number of options available for future issuance as of December 31, 2012, is 11,769,498 shares.

As of December 31, 2012, there was $1.0 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2012	2011	2010
Cash received from stock option exercise	$.1	$.3	$2.3
Intrinsic value of stock options exercised	—	—	1.7
Actual tax benefit realized for tax deductions from stock options exercised	$—	$—	$.6

At December 31, 2012, the Company had restricted common stock issued to certain employees which are expected to vest over approximately 2.5 years. During the vesting period, restricted shares are nontransferable and subject to forfeiture, but are entitled to all of the other rights of outstanding shares. Compensation expense for the restricted stock award is recognized over the vesting period of the award and was immaterial for the years ended December 31, 2012, 2011 and 2010.

(s) Regulatory Matters - The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted RMIC's statutory capital base and forced it to discontinue writing new business. Sixteen states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to the level of risk in force, the most common measure being a risk to capital ratio of 25 to 1. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its sister company, Republic Mortgage Insurance Company of North Carolina (RMIC-NC), discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business.

During 2012 the North Carolina Department of Insurance ("NCDOI") issued several orders the ultimate effects of which were:

• To place RMIC and its affiliate, Republic Mortgage Insurance Company of North Carolina ("RMICNC") under NCDOI supervision;
• To approve a Corrective Plan submitted by RMIC pursuant to which all settled claims are to be paid in cash for 60% of the settled amount, with the remaining 40% retained in claim reserves as a Deferred Payment Obligation ("DPO") until a future payment of all or a portion of this 40% is approved by the NCDOI; and
• To execute the DPO-based run-off plan under Old Republic's ownership and NCDOI supervision of RMIC and RMICNC to effect a most economically sound realization of ultimate benefits to policyholders during a sufficiently long future period.

RMIC's evaluation of the potential long-term performance of the run-off book of business is based on various modeling techniques. Of necessity the resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's ten year standard model of forecasted results extending through 2022 continues to reflect ultimate profitability for the book of business. Accordingly, the establishment of a premium deficiency reserve as of December 31, 2012 is unwarranted.
The indicated positive outcome of the ten year standard model notwithstanding, it is more likely than not that MI operating results for 2013 and 2014 will be negative. As long as the run-off under NCDOI supervision remains in place, however, the statutory DPO accounting treatment should mitigate the adverse effect of operating losses on the statutory capital balance. In these circumstances, RMIC's and RMICNC's statutory solvency would be retained and the risk of a regulatory receivership action would be averted. In management's opinion, the DPO Plan under NCDOI supervision should be continued for a sufficiently long period of time to achieve the objectives contemplated by the above referenced NCDOI orders.

In light of all the above, the mortgage guaranty run-off will devolve within constraints of Old Republic's currently committed capital resources. As of December 31, 2012, the total statutory capital, inclusive of accumulated DPO reserve funds of $299.5 held in RFIG's mortgage insurance subsidiaries was approximately $132.8. As of the same date, RFIG's consolidated GAAP capitalization amounted to $(56.6) (or a negative capital contribution of approximately 22 cents per Old Republic common share). Based on the above-noted loss expectations for 2013 and 2014 it is most likely that the RFIG consolidated GAAP capital account will reflect a continuing and increasingly negative balance. Moreover, Old Republic will be required to recognize RFIG's continuing net losses in its consolidated GAAP financial statements so long as it retains a controlling financial interest in RFIG. Under GAAP, the Company would deconsolidate RFIG and restore any accumulated deficit to the consolidated shareholders' equity account at the point in time that it relinquishes control of RFIG. This accounting treatment does not affect the liquidity of the Old Republic parent holding company or that of its separately capitalized and organized insurance companies and their individual abilities to meet their respective obligations.

Note 2 - Debt - Consolidated debt of Old Republic and its subsidiaries is summarized below:

December 31:	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$568.5	$550.0	$489.5
8.0% Convertible Senior Notes due 2012	—	—	316.2	320.9
ESSOP debt with an average yield of 3.74%
and 3.73%, respectively	20.8	20.8	23.4	23.4
Junior subordinated debt due 2037 with an average
yield of 8.29%	—	—	20.0	20.0
Other miscellaneous debt	2.0	2.0	3.1	3.1
Total debt	$572.9	$591.5	$912.8	$857.0

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

Scheduled maturities of the above debt at year end are as follows: 2013: $3.6; 2014: $4.2; 2015: $3.3; 2016: $3.5; 2017: $3.9; 2018 and after: $554.2. During 2012, 2011 and 2010, $34.6, $51.1 and $31.9, respectively, of interest expense on debt was charged to consolidated operations.

The Company's 3.75% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As previously noted, however, Management believes the Orders issued by the North Carolina Department of Insurance to RMIC has precluded such an event from occurring for the foreseeable future. Moreover, RMIC is expected to be increasingly less significant when its run-off book of business extinguishes itself. While Old Republic believes that it would have access to the capital markets or otherwise mitigate an event of default under the Notes, there is no assurance that it would be able to do so under future stressful capital market conditions.

At December 31, 2012, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

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

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 1(d) above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
December 31, 2012	$572.9	$591.5	$—	$568.5	$22.9
December 31, 2011	$912.8	$857.0	$—	$810.4	$46.6

Note 3 - Shareholders' Equity

(a) Preferred Stock - The following table shows certain information pertaining to the Company's preferred shares issued and outstanding:

Convertible
Preferred Stock Series:	Series G(a)
Annual cumulative dividend rate per share	$ (a)
Conversion ratio of preferred into common shares	1 for .95
Conversion right begins	Anytime
Redemption and liquidation value per share	(a)
Redemption beginning in year	(a)
Total redemption value (millions)	(a)
Vote per share	1
Shares outstanding:
December 31, 2011	—
December 31, 2012	—
__________

(a)
The Company has authorized up to 1,000,000 shares of Series G Convertible Preferred Stock for issuance pursuant to the Company's Stock Option Plan. Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 2012, the annual dividend rate would have been 34 cents per share. Each share of Series G is convertible at any time, after being held six months, into .95 shares of Common Stock. Unless previously converted, Series G shares may be redeemed at the Company's sole option five years after their issuance.

(b) Common Stock - At December 31, 2012, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. During 2008, the Company issued 5,488,475 shares to the Old Republic Employees Savings and Stock Ownership Plan ("ESSOP") for consideration of $50.0. The ESSOP's common stock purchases were financed by a $30.0 bank loan and by $20.0 of pre-fundings from ESSOP participating subsidiaries. Common stock held by the ESSOP is classified as a charge to the common shareholders' equity account until it is allocated to participating employees' accounts contemporaneously with the repayment of the ESSOP debt incurred for its acquisition. Such unallocated shares are not considered outstanding for purposes of calculating earnings per share. Dividends on unallocated shares are used to pay debt service costs. Dividends on allocated shares are credited to participants' accounts.

Old Republic issued 17,754,047 shares of its common stock with a fair value of $245.8 during the fourth quarter 2010 as part of the consideration transferred in the acquisition of PMA Capital Corporation.

(c) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year end 2012 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2013 without the prior approval of appropriate regulatory authorities is approximately $350.6. Cash dividends declared during 2012, 2011 and 2010 to the Company by its subsidiaries amounted to $195.0, $177.1 and $181.1, respectively.

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

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 for workers' compensation; $3.5 for commercial auto liability; $3.5 for general liability; $8.0 for executive protection (directors & officers and errors & omissions); $2.0 for aviation; and $3.5 for property coverages. Title insurance risk assumptions are currently limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. Roughly 14% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is approximately (in whole dollars) $38,500 per insured loan.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $21.2 and $28.2 at December 31, 2012 and 2011, respectively, are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2012, the Company's General Insurance Group's ten largest reinsurers represented approximately 58% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Munich Re America, Inc. the largest reinsurer representing 25.8% of the total recoverable balance. Of the balances due from these ten reinsurers, 82.3% was recoverable from A or better rated reinsurance companies, 6.1% from industry-wide insurance assigned risk pools, 8.0% from foreign unrated companies, and 3.6% from domestic unrated companies. The RFIG Run-off mortgage guaranty operation's total claims exposure to its largest reinsurer, AAMBG Reinsurance, Inc., was $14.0, which represented .5% of total consolidated reinsured liabilities, as of December 31, 2012.

The following information relates to reinsurance and related data for the General Insurance and RFIG Run-off Groups for the three years ended December 31, 2012. Reinsurance transactions of the Title Insurance Group and small life and accident insurance operation are not material.

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

Years Ended December 31:		2012	2011	2010
General Insurance Group (a)
Written premiums:	Direct	$3,043.4	$2,763.0	$2,223.8
	Assumed	19.9	6.1	7.3
	Ceded	$696.5	$631.5	$606.5

Earned premiums:	Direct	$2,949.9	$2,716.2	$2,278.7
	Assumed	17.9	8.9	10.7
	Ceded	$643.4	$615.8	$595.3
Claims ceded		$410.6	$427.0	$371.4

RFIG Run-off Business (a)
Written premiums:	Direct	$409.2	$544.4	$591.3
	Assumed	—	—	(.2)
	Ceded	$19.3	$23.2	$30.1

Earned premiums:	Direct	$429.8	$526.4	$617.5
	Assumed	—	.1	(.1)
	Ceded	$19.3	$23.2	$30.6
Claims ceded		$24.2	$42.2	$76.4

Mortgage Guaranty Insurance in force as of December 31:
	Direct	$56,413.7	$70,520.9	$82,911.0
	Assumed	—	446.0	756.7
	Ceded	$886.1	$1,452.7	$2,036.0
__________

(a) As previously noted, consumer credit indemnity coverages are reported within the RFIG Run-off segment and have been excluded from the General Insurance Group for all periods presented to conform with segment classifications adopted in 2012. See Note 6.

(b) Leases - Some of the Company's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $52.6, $56.0 and $50.0 in 2012, 2011 and 2010, respectively. These expenses relate primarily to building leases of the Company. A number of the Company's subsidiaries also lease other equipment for use in their businesses. At December 31, 2012, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2013: $52.2; 2014: $42.8; 2015: $28.5; 2016: $19.9; 2017: $14.7; 2018 and after: $18.0.

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

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance, non-insurance, and ESSOP affiliates. At December 31, 2012, the aggregate principal amount of such guaranties was $155.9.

(d) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings which may prove to be material to the Company or a subsidiary are discussed below.

Purported class action lawsuits are pending against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”), in federal courts in two states - Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006), and Texas (Ahmad et al. v. ORNTIC, U.S. District Court, Northern District, Texas, Dallas Division, filed February 8, 2008). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The Pennsylvania suit also alleges violations of the federal Real Estate Settlement Procedures Act (“RESPA”). The Court in the Texas suit dismissed similar RESPA allegations. Classes have been certified in the Pennsylvania suit, but the 5th Circuit Court of Appeals has reversed the earlier class certification in the Texas case.

A putative class action filed in state court in Kansas City, Missouri on December 7, 2006 (Painter et al. v. Old Republic Title Company of Kansas City and Old Republic National Title Insurance Company) alleges that the companies overcharged title recording fees in a number of states. No class has yet been certified. Though the suit is not expected to result in any material liability to the Company, the expenses of reviewing individual closing files as a part of the discovery which the Company has been ordered to undertake have been substantial and may continue.

On May 22, 2009, a purported national class action suit was filed in the U.S. District Court in Birmingham, Alabama (Barker v. Old Republic Home Protection) alleging that Old Republic Home Protection paid fees to the real estate brokers to market its home warranty contracts and that the payment of such fees was in violation of Sections 8(a) and 8(b) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA. No class has been certified, and the action is not expected to result in any material liability to the Company.

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc., (“Old Republic”) filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. (“Countrywide”) and Bank of New York Mellon, BNY Mellon Trust of Delaware in the Circuit Court, Cook County, Illinois (Old Republic Insurance Company, et al. v. Countrywide Bank FSB, et al.) seeking rescission of various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account, a declaratory judgment and money damages based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications. Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies, as well as unspecified compensatory and punitive damages.

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

On December 31, 2009, two of the Company's mortgage insurance subsidiaries, Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together "RMIC") filed a Complaint for Declaratory Judgment in the Supreme Court of the State of New York, County of New York, against Countrywide Financial Corporation, Countrywide Home Loans, Inc., The Bank of New York Mellon Trust Company, N.A., BAC Home Loans Servicing, LP, and Bank of America N.A. as successor in interest to Countrywide Bank, N.A. (together 'Countrywide")(Republic Mortgage Insurance Company, et al v. Countrywide Financial Corporation, et al). The suit relates to five mortgage insurance master policies (the “Policies”) issued by RMIC to Countrywide or to the Bank of New York Mellon Trust Company as co-trustee for trusts containing securitized mortgage loans that were originated or purchased by Countrywide. RMIC has rescinded its mortgage insurance coverage on over 1,500 of the loans originally covered under the Policies based upon material misrepresentations of the borrowers in their loan applications or the negligence of Countrywide in its loan underwriting practices or procedures. Each of the coverage rescissions occurred after a borrower had defaulted and RMIC reviewed the claim and loan file submitted by Countrywide. The suit seeks the Court's review and interpretation of the Policies' incontestability provisions and its validation of RMIC's investigation procedures with respect to the claims and underlying loan files.

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

Nine purported class action suits alleging RESPA violations have been filed in the Federal District Courts, two in the Central District of California, five in the Eastern District of Pennsylvania, and two in the Western District of Pennsylvania, respectively, between December 9, 2011 and January 4, 2013. The suits target J.P. Morgan Chase Bank, N.A., the PNC Financial Services Group, Inc. as successor to National City Bank, N.A., Citibank, N.A., HSBC Bank USA, N.A., Bank of America, N.A., Fifth Third Bank, N.A., Flagstar Bank, FSB, First Tennessee Bank, N.A., and Wachovia Bank, N.A., each of their wholly-owned captive insurance subsidiaries and most or all of the mortgage guaranty insurance companies, including RMIC. (Samp, Komarchuk, Whitaker v. J.P. Morgan Chase Bank, N.A., et al.; White, Hightower v. The PNC Financial Services Group, Inc., et al; Menichino v. CitiBank, N.A., et al; Riddle v. Bank of America, et al; Manners v. Fifth Third Bank, et al; Hill, et al. v. Flagstar Bank, FSB, et al.; Barlee v. First Tennessee Bank, N.A., et al.; Orange v. Wachovia Bank, N.A., et al.; and Ba, Chip, et al. v. HSBC Bank USA, N.A., et al). The lawsuits, filed by the same law firms, are substantially identical in alleging that the mortgage guaranty insurers had reinsurance arrangements with the defendant banks' captive insurance subsidiaries under which payments were made in violation of the anti-kickback and fee splitting prohibitions of Sections 8(a) and 8(b) of RESPA. Each of the suits seeks unspecified damages, costs, fees and the return of the allegedly improper payments. A class has not been certified in any of the suits.

A purported state class action suit was filed against Old Republic Title Company in the Superior Court of California for Orange County on January 7, 2011, on behalf of the Company's escrow officers and escrow assistants in the State of California. (Hinrichs v. Old Republic Title Company). The Company filed a demur to the complaint, and in response, plaintiff filed an Amended Complaint on January 5, 2012 adding another named plaintiff. The suit alleged that the Company failed to pay overtime, failed to calculate overtime properly, denied meal breaks and rest breaks and failed to itemize pay statements, in violation of the California Labor Code and seeks compensatory damages, statutory penalties, interest, costs and attorneys' fees for the period from January 7, 2007 to the present. On January 11, 2013 a tentative settlement was reached calling for the Company's payment to the plaintiffs, the class and their lawyers. The Company has recorded its estimated liability as of December 31, 2012.

On September 26, 2012 a purported national class action suit was filed against Old Republic Home Protection Company in the Superior Court of California for Riverside County. (Friedman v. Old Republic Home Protection Company, Inc.). The suit alleges that the Company operates in breach of its home warranty contracts, in breach of implied covenants of good faith and fair dealing, in violation of various provisions of the California Civil Code and Business and Professions Code and is guilty of false advertising. The stated class period is from November 24, 2004 through the present. The suit seeks declaratory relief, injunctive relief, restitution, damages, costs and attorneys' fees in unspecified amounts. The firm representing the plaintiff had previously filed similar suits against the Company, which were unsuccessful. The Company succeeded in having the case removed to the U.S. District Court for the Central District of California on October 24, 2012, and believes it has strong defenses to the allegations and to the certification of any class in this matter.

PNC Bank, N.A., in its own right and as successor-in-interest to National City Corporation, filed suit against RMIC on October 10, 2012 in the United States District Court for the Western District of Pennsylvania disputing RMIC's denials and rescissions of its mortgage guaranty insurance coverage on an unspecified number of mortgage loans. It filed an amended complaint on January 30, 2013 identifying 248 disputed coverage denials or rescissions (PNC Bank, N.A. v. Republic Mortgage Insurance Company). The suit seeks certain declaratory relief, actual money damages and unspecified compensatory, consequential and punitive damages.

Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. The Company and its subsidiaries have defended and intend to continue defending vigorously against each of the aforementioned actions. The Company does not believe it probable that any of these actions will have a material adverse effect on its consolidated financial position, results of operations, or cash flows, though there can be no assurance in those regards. Except as otherwise noted, the Company is unable to make a reasonable estimate or range of estimates of any potential liability under these lawsuits, the counterclaim, and the arbitration, all of which seek unquantified damages, attorneys' fees, and expenses. It is also unclear what effect, if any, the run-off operations of RMIC and depletion of its capital will have in the actions against it.

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2012 is presented below. In management's opinion, however, quarterly operating data for insurance enterprises such as the Company is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management's opinion, all adjustments consisting of normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the data which follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2012:
Operating Summary:
Net premiums, fees, and other income	$1,069.1	$1,116.8	$1,204.0	$1,195.3
Net investment income and realized gains (losses)	88.7	107.0	100.6	87.8
Total revenues	1,158.0	1,223.9	1,304.8	1,283.2
Benefits, claims, and expenses	1,160.7	1,282.2	1,335.9	1,319.7
Net income (loss)	$.4	$(34.0)	$(14.8)	$(20.2)
Net income (loss) per share: Basic	$—	$(.13)	$(.06)	$(.08)
Diluted	$—	$(.13)	$(.06)	$(.08)
Average shares outstanding:
Basic	255,473,634	255,747,273	255,921,356	256,086,431
Diluted	255,779,449	255,747,273	255,921,356	256,086,431

Year Ended December 31, 2011:
Operating Summary:
Net premiums, fees, and other income	$1,031.5	$1,004.7	$1,038.2	$1,090.6
Net investment income and realized gains (losses)	97.9	90.2	75.3	216.7
Total revenues	1,129.5	1,094.9	1,113.5	1,307.4
Benefits, claims, and expenses	1,154.4	1,203.3	1,296.2	1,228.1
Net income (loss)	$(12.9)	$(66.3)	$(116.5)	$55.2
Net income (loss) per share: Basic	$(.05)	$(.26)	$(.46)	$.22
Diluted	$(.05)	$(.26)	$(.46)	$.22
Average shares outstanding:
Basic	254,769,513	254,972,652	255,137,235	255,292,231
Diluted	254,769,513	254,972,652	255,137,235	255,597,983

Note 6 - Information About Segments of Business - The Company is engaged in the single business of insurance underwriting. It conducts its' operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its' General Insurance Group (property and liability insurance), Title Insurance Group and the Republic Financial Indemnity Group Run-off Business. The results of a small life & accident insurance business are included with those of its holding company parent and minor corporate services operations. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions.

In late March of 2012, Old Republic combined its General Insurance Group's Consumer Credit Indemnity division with its Mortgage Guaranty business in a renamed Republic Financial Indemnity Group, Inc. Run-off Business segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints. The combination affects the manner in which segmented results are presented. The operating results of the combined coverages are therefore shown as a single run-off book of business within the Company's consolidated operations. Prior periods' segmented information for the General Insurance and RFIG Run-off Business segments has therefore been reclassified to provide necessary consistency in period-to-period operating comparisons. Segment results exclude net realized investment gains or losses and other-than-temporary impairments as these are aggregated in the consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Workers' compensation is the largest type of coverage underwritten by the General Insurance Group, accounting for 36.5% of the Group's direct premiums written in 2012. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including commercial automobile (principally trucking), general liability, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policy insures against losses arising out of defects, loans and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

Private mortgage insurance produced by the RFIG Run-off Business protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The RFIG Run-off mortgage guaranty operations insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. Consumer credit indemnity ("CCI")

policies provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of loan balances by individual buyers and borrowers.

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segment Reporting
Years Ended December 31:	2012	2011	2010
General Insurance:
Prior to reclassification and including CCI run-off business:
Net premiums earned	$2,366.9	$2,167.7	$1,782.1
Net investment income and other income	375.1	379.3	292.7
Total revenues before realized gains or losses	$2,742.0	$2,547.1	$2,074.9
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$186.0	$304.3	$172.7
Income tax expense (credits) on above	$51.1	$94.5	$51.6

All CCI run-off business reclassification:
Net premiums earned	$42.4	$58.3	$87.9
Net investment income and other income	.1	.1	—
Total revenues before realized gains or losses	$42.6	$58.4	$88.0
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$(74.9)	$(49.6)	$(143.9)
Income tax expense (credits) on above	$(26.2)	$(17.3)	$(50.3)

After reclassification and total excluding all CCI run-off business:
Net premiums earned	$2,324.4	$2,109.4	$1,694.2
Net investment income and other income	374.9	379.2	292.7
Total revenues before realized gains or losses	$2,699.4	$2,488.6	$1,986.9
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$261.0	$353.9	$316.7
Income tax expense (credits) on above	$77.4	$111.8	$102.0

Title Insurance:
Net premiums earned	$1,250.2	$1,007.9	$863.0
Title, escrow and other fees	427.1	354.5	348.0
Sub-total	1,677.4	1,362.4	1,211.0
Net investment income and other income	29.6	29.3	27.7
Total revenues before realized gains or losses	$1,707.1	$1,391.8	$1,238.8
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$73.8	$36.2	$9.4
Income tax expense (credits) on above	$26.5	$11.5	$3.3

RFIG Run-off Business:
Prior to reclassification and excluding CCI run-off business:
Net premiums earned	$368.0	$444.9	$498.8
Net investment income and other income	36.6	61.2	89.6
Total revenues before realized gains or losses	$404.6	$506.1	$588.4
Income (loss) before taxes (credits) and
realized investment gains or losses (a)(c)	$(433.6)	$(678.1)	$(260.8)
Income tax expense (credits) on above	$(151.5)	$(234.3)	$(94.8)

All CCI run-off business reclassification:
Net premiums earned	$42.4	$58.3	$87.9
Net investment income and other income	.1	.1	—
Total revenues before realized gains or losses	$42.6	$58.4	$88.0
Income (loss) before taxes (credits) and
realized investment gains or losses (a)(c)	$(74.9)	$(49.6)	$(143.9)
Income tax expense (credits) on above	$(26.2)	$(17.3)	$(50.3)

After reclassification and total RFIG run-off MI and CCI business:
Net premiums earned	$410.5	$503.2	$586.8
Net investment income and other income	36.7	61.3	89.7
Total revenues before realized gains or losses	$447.3	$564.6	$676.5
Income (loss) before taxes (credits) and
realized investment gains or losses (a)(c)	$(508.6)	$(727.8)	$(404.8)
Income tax expense (credits) on above	$(177.8)	$(251.6)	$(145.2)

Segment Reporting (Continued)
Years Ended December 31:	2012	2011	2010
Consolidated Revenues:
Total revenues of above Company segments	$4,853.8	$4,445.1	$3,902.3
Other sources (b)	126.4	143.7	145.8
Consolidated net realized investment gains (losses)	47.8	115.5	109.1
Consolidation elimination adjustments	(58.0)	(58.8)	(54.5)
Consolidated revenues	$4,970.1	$4,645.5	$4,102.7

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(173.6)	$(337.5)	$(78.6)
Other sources - net (b)	(2.7)	(14.6)	(2.8)
Consolidated net realized investment gains (losses)	47.8	115.5	109.1
Consolidated income (loss) before income taxes (credits)	$(128.5)	$(236.7)	$27.6

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(73.8)	$(128.2)	$(39.8)
Other sources - net (b)	(2.8)	(5.4)	(.9)
Income tax expense (credits) on
consolidated net realized investment gains (losses)	16.7	37.5	38.2
Consolidated income tax expense (credits)	$(59.8)	$(96.1)	$(2.5)

December 31:	2012	2011
Consolidated Assets:
General Insurance	$12,770.2	$12,384.3
Title Insurance	1,076.5	956.2
RFIG Run-off Business	2,051.1	2,027.6
Total assets for above company segments	15,897.9	15,368.2
Other assets (b)	626.2	973.4
Consolidation elimination adjustments	(297.3)	(291.2)
Consolidated assets	$16,226.8	$16,050.4
__________

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $28.1, $25.0 and $21.5 for the years ended December 31, 2012, 2011, and 2010 respectively; Title - $8.0, $5.3 and $5.1 for the years ended December 31, 2012, 2011, and 2010 respectively; RFIG Run-off - $2.1, $8.0 and $7.1 for the years ended December 31, 2012, 2011, and 2010 respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and accident insurance operation.

(c)
Income (loss) before taxes (credits) for 2011 includes an accrual of employment severance and similar costs ($10.7), elimination of previously deferred acquisition costs ($29.1) no longer deemed recoverable in future run-off periods, and a write-off of the historical goodwill balance of ($10.7). 2010 results reflect the impact of the accounting treatment for certain reinsurance commutations. Refer to further discussion at Note 1(e).

General Insurance results for 2012 reflect a pretax charge of $37.9 related to previously deferred acquisition costs ("DAC"). The DAC charge stemmed from new accounting guidance issued by the FASB which became effective as of January 1, 2012.

Note 7 - Transactions with Affiliates:

The Company is affiliated with a policyholder owned mutual insurer, American Business & Mercantile Insurance Mutual, Inc. ("AB&M" or "the Mutual") whose formation it sponsored in 1981. The Mutual is managed through a service agreement with several Old Republic subsidiaries. AB&M's underwriting operations are limited to certain types of coverages not provided by Old Republic, and to a small amount of intercompany reinsurance placements. The following table shows certain unaudited information reflective of such business:

	Assumed from Old Republic			Ceded to Old Republic
Years Ended December 31:	2012	2011	2010	2012	2011	2010
Premiums earned	$1.0	$.5	$.2	$.4	$.4	$.2
Commissions and fees	.3	—	—	—	—	—
Losses and loss expenses	1.0	.4	.4	.4	.4	.7
Loss and loss expense reserves	4.9	4.6	4.4	2.5	2.3	2.1
Unearned premiums	$.6	$.3	$—	$.1	$—	$—

As of December 31, 2012 and 2011, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $27.4 and $25.5, respectively. AB&M's accounts are not consolidated with Old Republic's since it is owned by its policyholders and, in any event, their inclusion would not have a significant effect on Old Republic's consolidated financial statements.

Note 8 - Merger with PMA Capital Corporation:

Effective October 1, 2010, Old Republic acquired PMA Capital Corporation ("PMA"), an insurance holding company with interests in the commercial property and liability insurance field. The consideration transferred of $247.2 included the issuance of 17,754,047 Old Republic common shares and the replacement value of PMA stock options. As of the acquisition date, PMA's total assets and liabilities inclusive of all required adjustments conforming with GAAP were valued at $2,469.6 and $2,222.4, respectively. Old Republic's consolidated financial statements include PMA's results of operations for 2012, 2011 and the final quarter of 2010 and its assets and liabilities as of both December 31, 2012 and 2011.

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

	Revenues	Net Income (Loss) from Continuing Operations
Actual Post Merger Amounts:
Quarter and year ended December 31, 2010	$128.1	$(7.1)
Year ended December 31, 2011	$533.4	$15.6
Year ended December 31, 2012	$567.6	$(13.0)

Supplemental pro forma information (unaudited):
Year ended December 31, 2010	$4,522.9	$39.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Old Republic International Corporation:

We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting under Item 9A of the 2012 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Republic International Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Old Republic International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2013

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

Changes in Internal Control

During the three month period ended December 31, 2012, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012. Their report is shown on page 99 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 11, 2012.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2012, regarding the senior officers of the Company:

Name	Age	Position
Charles S. Boone	59	Senior Vice President - Investments and Treasurer since August, 2001.

James A. Kellogg	61	Executive Vice Chairman since July, 2010 and President of Old Republic Insurance Company since October, 2002.

Spencer LeRoy, III	66	Senior Vice President, Secretary and General Counsel since 1992.

Karl W. Mueller	53	Senior Vice President and Chief Financial Officer since October, 2004.

Christopher S. Nard	49	President and Chief Executive Officer of Republic Financial Indemnity Group, Inc. since June, 2012.

R. Scott Rager	64	President and Chief Operating Officer since June 2012; Senior Vice President - General Insurance and President and Chief Operating Officer of Old Republic General Insurance Companies since July, 2006.

Rande K. Yeager	64	Senior Vice President - Title Insurance since March, 2003; Chairman and Chief Executive Officer of Old Republic Title Insurance Companies since July, 2010 and March, 2002, respectively.

Aldo C. Zucaro	73	Chairman of the Board, Chief Executive Officer, and Director since 1993, 1990 and 1976, respectively.

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

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 24, 2013. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2012 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under item 15. The Company has also posted the text of its code of ethics on its internet website at www.oldrepublic.com.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 24, 2013, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 24, 2013.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 24, 2013, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the "Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 24, 2013, which will be on file with the Commission.

PART IV

Item 15 - Exhibits

Documents filed as a part of this report:
1. Financial statements: See Item 8, Index to Financial Statements.
2. See exhibit index on page 116 of this report.
3. Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):    Old Republic International Corporation

By:	/s/ Aldo C. Zucaro	03/01/13
	Aldo C. Zucaro, Chairman of the Board,	Date
Chief Executive Officer and Director

By:	/s/ Karl W. Mueller	03/01/13
	Karl W. Mueller, Senior Vice President,	Date
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

* By /s/ Aldo C. Zucaro
Attorney-in-fact
Date: March 1, 2013

INDEX TO FINANCIAL STATEMENT SCHEDULES

Reports of Independent Registered Public Accounting Firms

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2012

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2012, 2011 and 2010

Schedule	IV -	Reinsurance for the years ended December 31, 2012, 2011 and 2010

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2012, 2011 and 2010

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

Under date of March 1, 2013, we reported on the consolidated balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012, as contained in the annual report on Form 10-K for the year 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2013

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2012
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (1)	Fair Value	Amount at which shown in balance sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$1,010.9	$1,069.4	$1,069.4
States, municipalities and political subdivisions	380.8	392.2	392.2
Foreign government	140.3	147.4	147.4
Corporate, industrial and all other	6,461.0	6,957.1	6,957.1
	7,993.1	$8,566.2	8,566.2
Equity securities:
Non-redeemable preferred stocks	.6	$.8	.8
Common stocks:
Banks, trusts and insurance companies	44.4	272.2	272.2
Industrial, miscellaneous and all other	253.4	281.9	281.9
Indexed mutual funds	153.6	184.6	184.6
	452.1	$739.7	739.7
Short-term investments	1,264.9		1,264.9
Miscellaneous investments	29.6		29.6
Total	9,739.9		10,600.5
Other investments	8.2		8.2
Total Investments	$9,748.2		$10,608.8
__________

(1)
Represents original cost of equity securities, net of other-than-temporary impairment adjustments of $131.3, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2012	2011
Assets:
Bonds and notes	$55.8	$20.5
Short-term investments	159.4	114.9
Investments in, and indebtedness of related parties	4,121.5	4,645.0
Other assets	114.2	84.6
Total Assets	$4,451.1	$4,865.1

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$187.2	$187.1
Debt and debt equivalents	570.8	889.6
Indebtedness to affiliates and subsidiaries	96.8	15.7
Commitments and contingent liabilities
Total Liabilities	854.9	1,092.5

Common Shareholders' Equity:
Common stock	259.4	259.3
Additional paid-in capital	660.9	657.9
Retained earnings	2,222.3	2,472.4
Accumulated other comprehensive income (loss)	481.7	416.0
Unallocated ESSOP shares (at cost)	(28.2)	(33.2)
Total Common Shareholders' Equity	3,596.2	3,772.5
Total Liabilities and Common Shareholders' Equity	$4,451.1	$4,865.1

See accompanying Notes to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Investment income from subsidiaries	$39.9	$40.1	$35.7
Real estate and other income	4.4	4.1	4.0
Other investment income	.5	.6	.6
Total revenues	44.9	44.9	40.4

Expenses:
Interest - subsidiaries	.5	.6	.6
Interest - other	33.8	47.6	29.4
Real estate and other expenses	3.8	3.8	3.7
General expenses, taxes and fees	11.2	12.3	13.9
Total expenses	49.4	64.5	47.7
Revenues, net of expenses	(4.4)	(19.5)	(7.2)

Federal income taxes (credits)	(3.3)	(7.2)	(2.6)
Income (loss) before equity in earnings (losses) of subsidiaries	(1.0)	(12.2)	(4.5)

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	211.5	177.1	181.1
Earnings (losses) in excess of dividends	(279.1)	(305.3)	(146.3)

Net Income (Loss)	$(68.6)	$(140.5)	$30.1

See accompanying Notes to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(68.6)	$(140.5)	$30.1
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	.2	(.1)	—
Income taxes - net	(83.8)	55.9	13.2
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	262.6	305.3	146.3
Accounts payable, accrued expenses and other	6.4	10.9	11.9
Total	116.7	231.5	201.6

Cash flows from investing activities:
Purchases of:
Fixed assets for company use	(1.4)	(4.3)	(5.3)
Net repayment (issuance) of
notes receivable with related parties	380.0	(564.4)	7.7
Net decrease (increase) in short-term investments	(44.4)	(18.6)	(37.9)
Total	334.0	(587.4)	(35.5)

Cash flows from financing activities:
Issuance of debentures and notes	—	537.0	—
Net issuance (repayment) of notes and loans to related parties	49.0	(1.5)	(1.4)
Issuance of common shares	1.0	1.2	3.2
Redemption of debentures and notes	(318.7)	(2.3)	(2.1)
Dividends on common shares	(181.5)	(178.4)	(166.1)
Other - net	(.6)	(.1)	.2
Total	(450.8)	355.8	(166.1)

Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

See accompanying Notes to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

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

In 2008, the Company secured a ten year $30.0 bank loan to enable its Employees Savings and Stock Ownership Plan ("ESSOP") to purchase Old Republic common stock. Principal amounts of $20.8 and $23.4 were outstanding as of December 31, 2012 and 2011, respectively. The average yield of the ESSOP bank loan was 3.74% and 3.73% at December 31, 2012 and 2011, respectively.

The Company's 3.75% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As previously noted, however, management believes the Orders issued by the North Carolina Department of Insurance to RMIC has precluded such an event from occurring for the foreseeable future. Moreover, RMIC is expected to be increasingly less significant when its run-off book of business extinguishes itself. While Old Republic believes that it would have access to the capital markets or otherwise mitigate an event of default under the Notes, there is no assurance that it would be able to do so under future stressful capital market conditions.

At December 31, 2012, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2012, 2011 and 2010
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Losses, Claims and Settlement Expenses	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2012:
Insurance Underwriting:
General Insurance Group	$139.4	$4,048.9	$1,068.8	$107.7	$2,324.4
Title Insurance Group	—	396.4	—	7.0	1,250.2
RFIG Run-off Business	—	1,994.8	40.5	—	410.5
Corporate & Other (1)	26.0	15.9	—	55.7	58.6
Reinsurance Recoverable (2)	—	2,847.0	255.1	31.2	—
Consolidated	$165.5	$9,303.3	$1,364.4	$201.8	$4,043.8

Year Ended December 31, 2011: (3)
Insurance Underwriting:
General Insurance Group	$168.6	$3,874.9	$1,009.2	$96.9	$2,109.4
Title Insurance Group	—	332.0	—	6.1	1,007.9
RFIG Run-off Business	—	1,654.0	57.6	—	503.2
Corporate & Other (1)	29.0	17.4	—	56.9	74.9
Reinsurance Recoverable (2)	—	2,908.1	201.9	33.0	—
Consolidated	$197.6	$8,786.6	$1,268.8	$193.1	$3,695.5

Year Ended December 31, 2010: (3)
Insurance Underwriting:
General Insurance Group	$164.4	$3,888.0	$981.7	$93.4	$1,694.2
Title Insurance Group	—	298.0	—	6.4	863.0
RFIG Run-off Business	31.9	1,663.1	64.4	—	586.8
Corporate & Other (1)	34.3	20.0	—	57.6	81.4
Reinsurance Recoverable (2)	—	2,945.3	186.2	34.8	—
Consolidated	$230.6	$8,814.6	$1,232.4	$192.4	$3,225.5
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, a small life & accident insurance operation and consolidation elimination adjustments.
(2) In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.1 billion at December 31, 2012, 2011 and 2010. This accounting treatment does not have any effect on the Company's results of operations.
(3) Certain 2011 and 2010 segment information for General Insurance and RFIG Run-off Business has been reclassified to conform to the 2012 presentation. Such reclassifications of segmented results have no effect on the basic consolidated financial statements of the Company.

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2012, 2011 and 2010
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2012:
Insurance Underwriting:
General Insurance Group	$264.9	$1,696.0	$327.9	$414.4	$2,366.9
Title Insurance Group	27.3	120.8	—	1,512.3	1,250.2
RFIG Run-off Business	36.3	910.4	—	45.4	389.8
Corporate & Other (1)	7.9	38.0	15.3	17.8	58.5
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$336.5	$2,765.3	$343.2	$1,990.1	$4,065.5

Year Ended December 31, 2011: (3)
Insurance Underwriting:
General Insurance Group	$270.5	$1,460.0	$296.7	$374.6	$2,137.6
Title Insurance Group	27.3	105.7	—	1,249.8	1,007.9
RFIG Run-off Business	59.3	1,160.1	52.3	83.2	521.2
Corporate & Other (1)	7.4	38.5	22.7	38.2	75.1
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$364.6	$2,764.3	$371.8	$1,745.9	$3,742.0

Year Ended December 31, 2010: (3)
Insurance Underwriting:
General Insurance Group	$260.1	$1,149.3	$262.4	$257.2	$1,624.6
Title Insurance Group	26.5	96.8	—	1,132.5	863.0
RFIG Run-off Business	85.0	991.7	33.5	57.2	560.8
Corporate & Other (1)	7.3	40.3	22.2	31.5	81.3
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$379.0	$2,278.2	$318.1	$1,478.6	$3,129.9
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, a small life & accident insurance operation and consolidation elimination adjustments.

(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.1 billion at December 31, 2012, 2011 and 2010. This accounting treatment does not have any effect on the Company's results of operations.

(3) Certain 2011 and 2010 segment information for General Insurance and RFIG Run-off Business has been reclassified to conform to the 2012 presentation. Such reclassifications of segmented results have no effect on the basic consolidated financial statements of the Company.

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2012, 2011 and 2010
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2012:
Life insurance in force	$9,375.2	$4,853.0	$—	$4,522.1	—%

Premium Revenues:
General Insurance	$2,949.9	$643.4	$17.9	$2,324.4	.8%
Title Insurance	1,248.6	—	1.6	1,250.2	.1
RFIG Run-off	429.8	19.3	—	410.5	—
Life and Health Insurance:
Life insurance	23.5	10.2	—	13.3	—
Accident and health insurance	56.4	11.1	—	45.2	—
Total Life & Health Insurance	80.2	21.3	—	58.9	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$4,708.4	$684.2	$19.6	$4,043.8	.5%

Year Ended December 31, 2011: (1)
Life insurance in force	$10,201.4	$5,312.1	$—	$4,889.2	—%

Premium Revenues:
General Insurance	$2,716.2	$615.8	$8.9	$2,109.4	.4%
Title Insurance	1,005.5	.1	2.5	1,007.9	.3
RFIG Run-off	526.4	23.2	.1	503.2	—
Life and Health Insurance:
Life insurance	25.7	10.4	—	15.2	—
Accident and health insurance	71.7	12.1	—	59.6	—
Total Life & Health Insurance	97.4	22.5	—	74.9	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$4,345.7	$661.7	$11.6	$3,695.5	.3%

Year Ended December 31, 2010: (1)
Life insurance in force	$10,795.6	$5,594.4	$—	$5,201.1	—%

Premium Revenues:
General Insurance	$2,278.7	$595.3	$10.7	$1,694.2	.6%
Title Insurance	861.4	.1	1.7	863.0	.2
RFIG Run-off	617.5	30.6	(.1)	586.8	—
Life and Health Insurance:
Life insurance	27.3	10.0	—	17.2	—
Accident and health insurance	79.5	15.4	—	64.1	—
Total Life & Health Insurance	106.9	25.4	—	81.4	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$3,864.6	$651.5	$12.4	$3,225.5	.4%
__________

(1) Certain 2011 and 2010 segment information for General Insurance and RFIG Run-off Business has been reclassified to conform to the 2012 presentation. Such reclassifications of segmented results have no effect on the basic consolidated financial statements of the Company.

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2012, 2011 and 2010
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2012:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.2	$—	$—	$(7.0)	$21.2
Deferred tax asset valuation
Allowance (1)	$12.2	$—	$—	$(2.5)	$9.6

Year Ended December 31, 2011:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.2	$—	$—	$—	$28.2
Deferred tax asset valuation
Allowance (1)	$13.5	$—	$—	$(1.3)	$12.2

Year Ended December 31, 2010:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.2	$—	$—	$—	$28.2
Deferred tax asset valuation
Allowance (1)	$—	$3.8	$9.6	$—	$13.5
__________

(1)
A valuation allowance was established against deferred tax assets as of December 31, 2012, 2011 and 2010 related to certain NOL and tax credit carryforwards which the Company did not expect to realize. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all remaining deferred tax assets at year end 2012 will more likely than not be fully realized.

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2012, 2011 and 2010
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (1)	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses (2)	Discount, If Any, Deducted in Column C	Unearned Premiums (2)

Year Ended December 31:
2012	$139.4	$4,119.2	$230.8	$1,068.8
2011	168.6	3,928.1	235.1	1,009.2
2010	164.4	3,334.3	231.0	981.7

Column A	Column F	Column G	Column H

		Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to
Affiliation With Registrant (1)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2012	$2,366.9	$265.0	$1,810.8	$(19.8)
2011	2,167.7	270.5	1,678.5	(149.2)
2010	1,782.1	260.1	1,426.3	(76.6)

Column A	Column I	Column J	Column K

Affiliation With Registrant (1)	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written

Year Ended December 31:
2012	$327.9	$1,577.9	$2,405.8
2011	298.9	1,551.1	2,220.7
2010	264.8	1,399.0	1,697.1
__________

(1)
Includes consolidated property-casualty entities. The amounts relating to the Company's unconsolidated property-casualty subsidiaries and the proportionate share of the registrant's and its subsidiaries' 50%-or-less owned property-casualty equity investees are immaterial and have, therefore, been omitted from this schedule. Certain 2011 and 2010 information has been reclassified to conform to the 2012 presentation.

(2)	See note (2) to Schedule III.

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

EXHIBIT INDEX

An index of exhibits required by Item 601 of Regulation S-K follows:

(3)	Articles of incorporation and by-laws.

	(A)	*	Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant's Annual Report on Form 10-K for 2004).

	(B)	*	By-laws, as amended. (Exhibit 99.1 to Form 8-K filed March 1, 2010).

(4)	Instruments defining the rights of security holders, including indentures.

	(A)	*
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

(10)	Material contracts.

**	(A)	*	Amended and Restated Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant's Annual Report on Form 10-K for 2002).

**	(B)	*	Old Republic International Corporation 2005 Key Employees Performance Recognition Plan. (Exhibit 10(B) to Registrant's Annual Report on Form 10-K for 2006).

**	(C)	*	Amended and Restated 1992 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(B) to Registrant's Annual Report on Form 10-K for 2002).

**	(D)	*	Amended and Restated 2002 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(C) to Registrant's Annual Report on Form 10-K for 2005).

**	(E)		Restated Old Republic International Corporation 2006 Incentive Compensation Plan.

**	(F)	*	Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2008).

**	(G)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

**	(H)	*	RMIC Corporation/Republic Mortgage Insurance Company Amended and Restated Key Employees Performance Recognition Plan. (Exhibit 10(I) to Registrant's Annual Report on Form 10-K for 2000).

**	(I)	*	RMIC/Republic Mortgage Insurance Company 2005 Key Employees Performance Recognition Plan. (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 2006).

**	(J)	*	Amended and Restated RMIC Corporation/Republic Mortgage Insurance Company Executives Excess Benefits Pension Plan. (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 2008).

**	(K)	*	Amended and Restated Old Republic Risk Management Key Employees Recognition Plan. (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 2002).

**	(L)	*	Old Republic Risk Management, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(M) to Registrant's Annual Report on Form 10-K for 2006).

**	(M)	*	Old Republic National Title Group Incentive Compensation Plan. (Exhibit 10(K) to Registrant's Annual Report on Form 10-K for 2003).

(Exhibit Index, Continued)

**	(N)	*	ORI Great West Holdings, Inc. Key Employees Performance Recognition Plan. (Exhibit 10(O) to Registrant's Annual Report on Form 10-K for 2006).

**	(O)	*	ORI Great West Holdings, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(P) to Registrant's Annual Report on Form 10-K for 2006).

(12)			Not applicable

(13)			Not applicable

(14)		*	Code of Ethics for the Principal Executive Officer and Senior Financial Officer. (Exhibit 99.1 to Registrant's Form 8-K filed May 19, 2009).

(21)			Subsidiaries of the registrant.

(23.1)			Consent of KPMG LLP.

(24)			Powers of attorney.

(31.1)			Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)			Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)			Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)			Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(99.1)		*	Old Republic International Corporation Audit Committee Charter. (Exhibit 99.1 to Registrant's Form 8-K filed June 3, 2010).

(99.2)		*	Old Republic International Corporation Governance and Nominating Committee Charter. (Exhibit 99.3 to Registrant's Form 8-K filed June 3, 2010).

(99.3)			Old Republic International Corporation Compensation Committee Charter.

(99.4)		*	Code of Business Conduct and Ethics. (Exhibit 99.2 to Registrant's Form 8-K filed May 19, 2009).

(99.5)			Corporate Governance Guidelines.

*	Exhibit incorporated herein by reference.

**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.