Form 10-Q
period 2013-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2013-05-09
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: March 31, 2013 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding March 31, 2013
Common Stock / $1 par value	259,574,937

There are 51 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2013

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 18

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	19 - 47

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	48

	CONTROLS AND PROCEDURES	48

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	49

	ITEM 1A - RISK FACTORS	49

	ITEM 6 - EXHIBITS	49

SIGNATURE		50

EXHIBIT INDEX		51

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,125.8 and $7,993.1)	$8,672.3	$8,566.2
Equity securities (at fair value) (adjusted cost: $452.1 and $452.1)	873.2	739.7
Short‑term investments (at fair value which approximates cost)	1,199.8	1,264.9
Miscellaneous investments	18.3	29.6
Total	10,763.8	10,600.5
Other investments	5.3	8.2
Total investments	10,769.1	10,608.8

Other Assets:
Cash	122.6	101.2
Securities and indebtedness of related parties	12.6	12.7
Accrued investment income	94.7	90.4
Accounts and notes receivable	1,183.9	1,134.7
Federal income tax recoverable: Current	54.6	71.9
Deferred	78.5	148.1
Reinsurance balances and funds held	201.8	201.6
Reinsurance recoverable: Paid losses	110.9	103.7
Policy and claim reserves	3,162.2	3,133.3
Deferred policy acquisition costs	167.8	165.5
Sundry assets	451.6	454.2
Total Other Assets	5,641.5	5,618.0
Total Assets	$16,410.7	$16,226.8

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,353.4	$9,303.3
Unearned premiums	1,427.8	1,364.4
Other policyholders' benefits and funds	200.8	201.8
Total policy liabilities and accruals	10,982.2	10,869.6
Commissions, expenses, fees, and taxes	505.8	511.1
Reinsurance balances and funds	473.4	437.9
Debt	570.0	572.9
Sundry liabilities	205.7	238.8
Commitments and contingent liabilities
Total Liabilities	12,737.3	12,630.6

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	259.5	259.4
Additional paid‑in capital	659.8	660.9
Retained earnings	2,232.4	2,222.3
Accumulated other comprehensive income (loss)	548.3	481.7
Unallocated ESSOP shares (at cost)	(26.9)	(28.2)
Total Common Shareholders' Equity	3,673.3	3,596.2
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$16,410.7	$16,226.8
________

(1)
At March 31, 2013 and December 31, 2012, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 259,574,937 and 259,490,089 were issued as of March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2013	2012
Revenues:
Net premiums earned	$1,060.2	$943.6
Title, escrow, and other fees	105.4	93.9
Total premiums and fees	1,165.6	1,037.5
Net investment income	79.3	85.8
Other income	20.4	31.6
Total operating revenues	1,265.4	1,155.1
Realized investment gains (losses):
From sales	4.5	2.9
From impairments	—	—
Total realized investment gains (losses)	4.5	2.9
Total revenues	1,269.9	1,158.0

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	578.8	613.4
Dividends to policyholders	4.8	3.0
Underwriting, acquisition, and other expenses	595.9	529.2
Interest and other charges	5.8	14.9
Total expenses	1,185.4	1,160.7
Income (loss) before income taxes (credits)	84.5	(2.6)

Income Taxes (Credits):
Current	(.8)	.6
Deferred	29.1	(3.7)
Total	28.3	(3.1)

Net Income (Loss)	$56.2	$.4

Net Income (Loss) Per Share:
Basic	$.22	$—
Diluted	$.21	$—

Average shares outstanding: Basic	256,279,364	255,473,634
Diluted	292,081,785	255,779,449

Dividends Per Common Share:
Cash	$.1800	$.1775

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2013	2012
Net Income (Loss) As Reported	$56.2	$.4

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	109.0	60.4
Amounts reclassified as realized investment
gains from sales in the statements of income	(4.5)	(2.9)
Pretax unrealized gains (losses) on securities	104.5	57.4
Deferred income taxes (credits)	36.6	20.0
Net unrealized gains (losses) on securities, net of tax	67.9	37.4
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	2.9	2.6
Net adjustment related to defined benefit
pension plans	2.9	2.6
Deferred income taxes (credits)	1.0	.9
Net adjustment related to defined benefit pension
plans, net of tax	1.8	1.7
Foreign currency translation and other adjustments	(3.1)	3.4
Net adjustments	66.6	42.6
Comprehensive Income (Loss)	$122.8	$43.1

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$56.2	$.4
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(2.5)	7.8
Premiums and other receivables	(49.1)	(66.2)
Unpaid claims and related items	44.8	79.0
Unearned premiums and other policyholders' liabilities	39.4	36.3
Income taxes	46.4	(7.7)
Reinsurance balances and funds	28.2	(5.8)
Realized investment (gains) losses	(4.5)	(2.9)
Accounts payable, accrued expenses and other	(15.7)	8.1
Total	143.2	49.0

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	279.1	190.9
Sales	15.8	30.0
Sales of:
Equity securities	—	.5
Other - net	19.4	12.4
Purchases of:
Fixed maturity securities	(441.7)	(242.3)
Equity securities	—	(.4)
Other - net	(9.2)	(8.2)
Net decrease (increase) in short-term investments	64.9	41.0
Other‑net	(.4)	(.4)
Total	(72.1)	23.4

Cash flows from financing activities:
Issuance of common shares	.5	.3
Redemption of debentures and notes	(2.8)	(2.6)
Dividends on common shares	(46.0)	(45.2)
Other - net	(1.3)	(.5)
Total	(49.7)	(48.2)

Increase (decrease) in cash:	21.3	24.3
Cash, beginning of period	101.2	93.0
Cash, end of period	$122.6	$117.4

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$10.4	$10.9
Income taxes	$(17.7)	$4.4

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1. Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2012 Annual Report on Form 10-K incorporated herein by reference.

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. Effective January 1, 2012, the Company adopted a prospective application of new GAAP authoritative guidance related to the deferral of costs for acquiring or renewing insurance contracts. The adoption of the guidance resulted in pretax charges of approximately $11 for the first quarter of 2012. In addition, the FASB issued guidance requiring additional disclosures regarding amounts reclassified out of accumulated other comprehensive income. These matters are addressed in the pertinent financial statements and notes herein.

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

	Quarters Ended
	March 31,
	2013	2012
Numerator:
Net income (loss)	$56.2	$.4
Numerator for basic earnings per share -
income (loss) available to common stockholders	56.2	.4
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.6	—
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversion of convertible notes	$59.8	$.4

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	256,279,364	255,473,634
Effect of dilutive securities - stock based
compensation awards	364,986	305,815
Effect of dilutive securities - convertible senior notes	35,437,435	—
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	292,081,785	255,779,449
Earnings per share: Basic	$.22	$—
Diluted	$.21	$—

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	12,066,638	14,865,927
Convertible senior notes	—	62,937,281
Total	12,066,638	77,803,208
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of March 31, 2013 and December 31, 2012, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarters ended March 31, 2013 and 2012.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
March 31, 2013:
U.S. & Canadian Governments	$1,170.5	$60.8	$.3	$1,231.0
Tax-exempt	331.6	9.2	—	340.7
Corporate	6,623.6	483.0	6.2	7,100.4
	$8,125.8	$553.1	$6.6	$8,672.3
December 31, 2012:
U.S. & Canadian Governments	$1,151.2	$65.9	$.3	$1,216.8
Tax-exempt	380.8	11.4	.1	392.2
Corporate	6,461.0	502.1	6.0	6,957.1
	$7,993.1	$579.5	$6.5	$8,566.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at March 31, 2013:
Due in one year or less	$1,183.6	$1,197.9
Due after one year through five years	3,558.1	3,782.5
Due after five years through ten years	3,182.9	3,474.5
Due after ten years	201.0	217.2
	$8,125.8	$8,672.3

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $131.3 at March 31, 2013 and December 31, 2012 follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
March 31, 2013	$452.1	$421.7	$.5	$873.2
December 31, 2012	$452.1	$290.5	$2.9	$739.7

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013:
Fixed Maturity Securities:
U.S. & Canadian Governments	$57.2	$.2	$4.3	$—	$61.6	$.3
Tax-exempt	5.8	—	—	—	5.8	—
Corporate	443.6	5.2	17.3	.9	460.9	6.2
Subtotal	506.7	5.6	21.7	.9	528.4	6.6
Equity Securities	15.4	.5	—	—	15.4	.5
Total	$522.2	$6.2	$21.7	$.9	$543.9	$7.1

December 31, 2012:
Fixed Maturity Securities:
U.S. & Canadian Governments	$60.3	$.3	$—	$—	$60.3	$.3
Tax-exempt	3.7	.1	—	—	3.7	.1
Corporate	348.4	4.3	10.2	1.7	358.6	6.0
Subtotal	412.6	4.8	10.2	1.7	422.8	6.5
Equity Securities	78.9	2.9	—	—	78.9	2.9
Total	$491.5	$7.8	$10.2	$1.7	$501.8	$9.5

At March 31, 2013, the Company held 124 fixed maturity and 4 equity securities in an unrealized loss position, representing 7.0% as to fixed maturities and 6.3% as to equity securities of the total number of such issues it held. At December 31, 2012, the Company held 102 fixed maturity and 14 equity securities in an unrealized loss position, representing 5.7% as to fixed maturities and 21.9% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 6 and 4 fixed maturity securities and 1 equity security, had been in a continuous unrealized loss position for more than 12 months as of March 31, 2013 and December 31, 2012, respectively. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of March 31, 2013 and December 31, 2012.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2013:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$579.7	$651.3	$—	$1,231.0
Tax-exempt	—	340.7	—	340.7
Corporate	—	7,069.6	30.7	7,100.4
Equity securities	870.8	—	2.4	873.2
Short-term investments	$1,195.1	$—	$4.6	$1,199.8

As of December 31, 2012:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$570.9	$645.9	$—	$1,216.8
Tax-exempt	—	392.2	—	392.2
Corporate	—	6,926.3	30.7	6,957.1
Equity securities	736.9	—	2.7	739.7
Short-term investments	$1,260.2	$—	$4.6	$1,264.9

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2013.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At March 31, 2013, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended
	March 31,
	2013	2012
Investment income from:
Fixed maturity securities	$75.8	$82.9
Equity securities	3.6	2.5
Short-term investments	.3	.6
Other sources	.8	1.0
Gross investment income	80.6	87.0
Investment expenses (a)	1.3	1.2
Net investment income	$79.3	$85.8

Realized gains (losses) on:
Fixed maturity securities:
Gains	$.9	$1.6
Losses	—	—
Net	.8	1.6

Equity securities & other long-term investments	3.7	1.3
Total	4.5	2.9
Income taxes (credits)(b)	1.5	1.0
Net realized gains (losses)	$2.9	$1.8
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$(26.5)	$(4.5)
Less: Deferred income taxes (credits)	(9.2)	(1.6)
Net changes in unrealized investment gains (losses)	$(17.2)	$(2.9)

Equity securities & other long-term investments	$131.1	$62.0
Less: Deferred income taxes (credits)	45.8	21.6
Net changes in unrealized investment gains (losses)	$85.2	$40.4
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.5 and $.4 for the quarters ended March 31, 2013 and 2012, respectively.

(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

4. Pension Plans:

Prior to December 31, 2012, the Company had four separate pension plans covering a portion of its work force. The four plans were the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan), the Old Republic National Title Group Pension Plan (the Title Plan), and the PMA Capital Corporation Pension Plan (the PMA Plan). Effective December 31, 2012, the Bituminous Plan and the Title Plan were merged into the Old Republic Plan. The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. With the exception of the PMA Plan, these plans have been closed to new participants since December 31, 2004; the PMA Plan was frozen as of December 31, 2005. Under the terms of the freeze, the plan is closed to new participants and eligible employees retained all of their rights under the plan that they had vested as of December 31, 2005 but do not accrue any additional benefits thereafter. Plan assets are comprised principally of bonds, common stocks and short-term investments. No cash contributions were made to the pension plans in the first quarter of 2013, and additional cash contributions of $15.4 are expected to be made in the remaining portion of calendar year 2013.

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

In late March of 2012, Old Republic combined its General Insurance Group's Consumer Credit Indemnity (CCI) division with its Mortgage Guaranty (MI) business in a renamed RFIG Run-off Business segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints. The combination affects the manner in which segmented results are presented. The operating results of the combined coverages are therefore shown as a single run-off book of business within the Company's consolidated operations. Prior periods' segmented information for the General Insurance and RFIG Run-off Business segments has therefore been reclassified to provide necessary consistency in period-to-period comparisons. Segment results exclude net realized investment gains or losses and other-than-temporary impairments as these are aggregated in the consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

	Quarters Ended
	March 31,
	2013	2012
General Insurance:
Prior to reclassification and including CCI run-off business:
Net premiums earned	$608.0	$561.0
Net investment income and other income	81.7	96.8
Total revenues before realized gains or losses	$689.7	$657.9
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$68.9	$71.0
Income tax expense (credits) on above	$22.7	$22.6

All CCI run-off business reclassification:
Net premiums earned	$7.8	$12.0
Net investment income and other income	—	—
Total revenues before realized gains or losses	$7.9	$12.0
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$(7.1)	$(9.4)
Income tax expense (credits) on above	$(2.5)	$(3.3)

After reclassification and total excluding all CCI run-off business:
Net premiums earned	$600.2	$548.9
Net investment income and other income	81.6	96.8
Total revenues before realized gains or losses	$681.8	$645.8
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$76.0	$80.5
Income tax expense (credits) on above	$25.3	$26.0

Title Insurance:
Net premiums earned	$355.1	$261.0
Title, escrow and other fees	105.4	93.9
Sub-total	460.5	355.0
Net investment income and other income	7.2	7.2
Total revenues before realized gains or losses	$467.7	$362.2
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$21.5	$9.4
Income tax expense (credits) on above	$7.6	$3.3

RFIG Run-off Business:
Prior to reclassification and excluding CCI run-off business:
Net premiums earned	$79.9	$103.2
Net investment income and other income	9.0	10.7
Total revenues before realized gains or losses	$89.0	$113.9
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$(13.0)	$(81.8)
Income tax expense (credits) on above	$(4.5)	$(28.6)

All CCI run-off business reclassification:
Net premiums earned	$7.8	$12.0
Net investment income and other income	—	—
Total revenues before realized gains or losses	$7.9	$12.0
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$(7.1)	$(9.4)
Income tax expense (credits) on above	$(2.5)	$(3.3)

After reclassification and total RFIG run-off MI and CCI business:
Net premiums earned	$87.7	$115.3
Net investment income and other income	9.1	10.7
Total revenues before realized gains or losses	$96.9	$126.0
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$(20.2)	$(91.2)
Income tax expense (credits) on above	$(7.0)	$(31.9)

	Quarters Ended
	March 31,
	2013	2012
Consolidated Revenues:
Total revenues of above Company segments	$1,246.5	$1,134.1
Other sources (b)	33.5	37.1
Consolidated net realized investment gains (losses)	4.5	2.9
Consolidation elimination adjustments	(14.7)	(16.2)
Consolidated revenues	$1,269.9	$1,158.0

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$77.3	$(1.3)
Other sources - net (b)	2.6	(4.2)
Consolidated net realized investment gains (losses)	4.5	2.9
Consolidated income (loss) before income
taxes (credits)	$84.5	$(2.6)

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$25.9	$(2.5)
Other sources - net (b)	.7	(1.6)
Income tax expense (credits) on consolidated
net realized investment gains (losses)	1.5	1.0
Consolidated income tax expense (credits)	$28.3	$(3.1)

	March 31,	December 31,
	2013	2012
Consolidated Assets:
General Insurance	$12,979.1	$12,770.2
Title Insurance	1,104.0	1,076.5
RFIG Run-off Business	2,007.3	2,051.1
Total assets for the above company segments	16,090.5	15,897.9
Other assets (b)	615.4	626.2
Consolidation elimination adjustments	(295.2)	(297.3)
Consolidated assets	$16,410.7	$16,226.8
__________

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $7.1 and $6.9 for the quarters ended March 31, 2013 and 2012, respectively; Title - $1.9 and $2.0 for the quarters ended March 31, 2013 and 2012, respectively, and RFIG run-off - $0 and $2.0 for the quarters ended March 31, 2013 and 2012, respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and accident insurance operation.

General Insurance results for the first quarter of 2012 reflect pretax charges of approximately $11 related to previously deferred acquisition costs ("DAC"). The DAC charge stemmed from new accounting guidance issued by the FASB which became effective as of January 1, 2012.

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted Republic Mortgage Insurance Company's ("RMIC") statutory capital base and forced it to discontinue writing new business. Sixteen states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to the level of risk in force, the most common measure being a risk to capital ratio of 25 to 1. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its affiliate company, Republic Mortgage Insurance Company of North Carolina ("RMICNC"), discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business.

During 2012 the North Carolina Department of Insurance ("NCDOI") issued several orders the ultimate effects of which were:

• To place RMIC and RMICNC under NCDOI supervision;
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

As of March 31, 2013, the accumulated DPO claim reserve amounted to $374.8.

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

On May 22, 2009, a purported national class action suit was filed in the U.S. District Court in Birmingham, Alabama (Barker v. Old Republic Home Protection) alleging that Old Republic Home Protection paid fees to the real estate brokers to market its home warranty contracts and that the payment of such fees was in violation of Sections 8(a) and 8(b) of RESPA. The suit sought unspecified damages, including treble damages under RESPA. The Company prevailed on its motion to deny class certification, and on April 3, 2013 plaintiff agreed to settle the case for a nominal payment to the named plaintiff.

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

On December 31, 2009, two of the Company's mortgage insurance subsidiaries, Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together "RMIC") filed a Complaint for Declaratory Judgment in the Supreme Court of the State of New York, County of New York, against Countrywide Financial Corporation, Countrywide Home Loans, Inc., The Bank of New York Mellon Trust Company, N.A., BAC Home Loans Servicing, LP, and Bank of America N.A. as successor in interest to Countrywide Bank, N.A. (together "Countrywide")(Republic Mortgage Insurance Company, et al v. Countrywide Financial Corporation, et al). The suit relates to five mortgage insurance master policies (the “Policies”) issued by RMIC to Countrywide or to the Bank of New York Mellon Trust Company as co-trustee for trusts containing securitized mortgage loans that were originated or purchased by

Countrywide. RMIC has rescinded its mortgage insurance coverage on over 1,500 of the loans originally covered under the Policies based upon material misrepresentations of the borrowers in their loan applications or the negligence of Countrywide in its loan underwriting practices or procedures. Each of the coverage rescissions occurred after a borrower had defaulted and RMIC reviewed the claim and loan file submitted by Countrywide. The suit seeks the Court's review and interpretation of the Policies' incontestability provisions and its validation of RMIC's investigation procedures with respect to the claims and underlying loan files.

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

Four purported class action suits alleging RESPA violations have been filed in the Federal District Courts, two in the Central District of California and two in the Eastern District of Pennsylvania, respectively, between December 9, 2011 and January 4, 2013. The suits target RMIC and most of the other mortgage guaranty insurance companies and J.P. Morgan Chase Bank, N.A., the PNC Financial Services Group, Inc. as successor to National City Bank, N.A., HSBC Bank USA, N.A., and Wachovia Bank, N.A., and each of the lenders' wholly-owned captive insurance subsidiaries. (Samp, Komarchuk, Whitaker v. J.P. Morgan Chase Bank, N.A., et al.; White, Hightower v. The PNC Financial Services Group, Inc., et al; Orange v. Wachovia Bank, N.A., et al.; and Ba, Chip, et al. v. HSBC Bank USA, N.A., et al). The lawsuits, filed by the same law firms, are substantially identical in alleging that the mortgage guaranty insurers had reinsurance arrangements with the defendant banks' captive insurance subsidiaries under which payments were made in violation of the anti-kickback and fee splitting prohibitions of Sections 8(a) and 8(b) of RESPA. Each of the suits seeks unspecified damages, costs, fees and the return of the allegedly improper payments. A class has not been certified in any of the suits. RMIC has filed or will be filing motions to dismiss in all of the cases.

A purported state class action suit was filed against Old Republic Title Company in the Superior Court of California for Orange County on January 7, 2011, on behalf of the Company's escrow officers and escrow assistants in the State of California. (Hinrichs v. Old Republic Title Company). The Company filed a demur to the complaint, and in response, plaintiff filed an Amended Complaint on January 5, 2012 adding another named plaintiff. The suit alleged that the Company failed to pay overtime, failed to calculate overtime properly, denied meal breaks and rest breaks and failed to itemize pay statements, in violation of the California Labor Code and seeks compensatory damages, statutory penalties, interest, costs and attorneys' fees for the period from January 7, 2007 to the present. On January 11, 2013 a tentative settlement was reached calling for the Company's payment to the plaintiffs, the class and their lawyers. The Company has recorded its estimated liability as of March 31, 2013.

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

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$612.5	$550.0	$568.5
ESSOP debt with an average yield of 3.71%
and 3.74%, respectively	18.0	18.0	20.8	20.8
Other miscellaneous debt	2.0	2.0	2.0	2.0
Total debt	$570.0	$632.6	$572.9	$591.5

The Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes in early March, 2011. The notes bear interest at a rate of 3.75% per year, mature on March 15, 2018, and are convertible at any time prior to maturity by the holder into 64.3407 shares (subject to periodic adjustment under certain circumstances) of common stock per one thousand dollar note.

The Company's 3.75% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Orders issued by the North Carolina Department of Insurance to RMIC has precluded such an event from occurring for the foreseeable future. Moreover, RMIC is expected to be increasingly less significant as its run-off book extinguishes itself. While Old Republic believes that it would have access to the capital markets or otherwise mitigate an event of default under the Notes, there is no assurance that it would be able to do so under future stressful capital market conditions.

At March 31, 2013, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management continues to explore the Company's options to address possibly greater liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend and financing capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

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

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
March 31, 2013	$570.0	$632.6	$—	$612.5	$20.0
December 31, 2012	$572.9	$591.5	$—	$568.5	$22.9

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANAYLSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2013 and 2012
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for 1.5% of consolidated operating revenues for the quarter ended March 31, 2013 and 1.4% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements is recent guidance issued by the FASB relative to the calculation of deferred acquisition costs incurred by insurance entities and amounts reclassified out of other comprehensive income. These matters are addressed in the pertinent financial statements and notes herein.

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic's 2012 Annual Report on Form 10-K.

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

EXECUTIVE SUMMARY

In late March 2012, the Company combined its General Insurance Group's Consumer Credit Indemnity (CCI) division with its Mortgage Guaranty (MI) business in a renamed Republic Financial Indemnity Group, Inc. ("RFIG") Run-off Business segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints.

The combination affects the manner in which segmented information is now presented. The operating results of the combined coverages are therefore shown as a single run-off book of business within ORI's consolidated operations. Prior periods' segmented information for the general insurance and RFIG Run-off Business segments has therefore been reclassified to provide necessary consistency in period-to-period comparisons. The segmented reclassifications have no effect on the presentation of the underlying consolidated financial statements.

	Financial Highlights
	Quarters Ended March 31,
	2013	2012	Change
Operating Revenues:
Excluding run-off business	$1,168.4	$1,029.0	13.5%
RFIG run-off business	96.9	126.0	(23.1)
Total	$1,265.4	$1,155.1	9.5%
Net Operating Income (Loss):
Excluding run-off business	$66.4	$57.9	14.7%
RFIG run-off business	(13.1)	(59.3)	77.8
Total	$53.2	$(1.4)	N/M %
Net Income (Loss):
Excluding run-off business	$69.1	$59.8	15.6%
RFIG run-off business	(12.9)	(59.3)	78.3
Total	$56.2	$0.4	N/M %
Diluted Earnings Per Share:
Net Operating Income (Loss)
Excluding run-off business	$0.24	$0.22	9.1%
RFIG run-off business	(0.04)	(0.23)	82.6
Total	$0.20	$(0.01)	N/M %
Net Income (Loss)
Excluding run-off business	$0.25	$0.23	8.7%
RFIG run-off business	(0.04)	(0.23)	82.6
Total	$0.21	$—	N/M %

Cash Dividends Per Share	$0.1800	$0.1775	1.4%
Ending Book Value Per Share	$14.31	$14.74	(2.9)%

N/M = not meaningful

First quarter 2013 consolidated net operating earnings climbed to positive territory for the first time in 10 consecutive quarters. General insurance earnings edged down year-over-year, but the decline was far outpaced by greatly improved performance in the Company's title business and the RFIG run-off segment. Title insurance registered a triple-digit improvement in operating earnings, while the combined mortgage guaranty and consumer credit indemnity run-off segment produced much lower losses.

Consolidated Results - The major components of Old Republic's consolidated results and other data for the periods reported upon are shown below:

	Quarters Ended March 31,
	2013	2012
Operating revenues:
General insurance	$681.8	$645.8
Title insurance	467.7	362.2
Corporate and other	18.8	20.9
Subtotal	1,168.4	1,029.0
RFIG run-off business	96.9	126.0
Total	$1,265.4	$1,155.1
Pretax operating income (loss):
General insurance	$76.0	$80.5
Title insurance	21.5	9.4
Corporate and other	2.6	(4.2)
Subtotal	100.2	85.6
RFIG run-off business	(20.2)	(91.2)
Total	79.9	(5.6)
Realized investment gains (losses):
From sales	4.5	2.9
From impairments	—	—
Net realized investment gains (losses)	4.5	2.9
Consolidated pretax income (loss)	84.5	(2.6)
Income taxes (credits)	28.3	(3.1)
Net income (loss)	$56.2	$0.4

Consolidated underwriting ratio:
Including RFIG run-off business:
Benefits and claim ratio	50.1%	59.4%
Expense ratio	49.1	47.6
Composite ratio	99.2%	107.0%
Excluding RFIG run-off business:
Benefits and claim ratio	43.9%	45.2%
Expense ratio	52.6	51.9
Composite ratio	96.5%	97.1%

Diluted earnings per share:
Net operating income (loss)	$0.20	$(0.01)
Net realized investment gains (losses)	0.01	0.01
Net income (loss)	$0.21	$—

Cash dividends paid per share	$0.1800	$0.1775

Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.17	$0.21
Title insurance	0.05	0.02
Corporate and other	0.02	(0.01)
Subtotal	0.24	0.22
RFIG run-off business	(0.04)	(0.23)
Total	0.20	(0.01)
Net realized investment gains (losses)	0.01	0.01
Net income (loss)	$0.21	$—

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

	Quarters Ended
	March 31,
	2013	2012
Realized gains (losses) from sales of
previously impaired securities:
Actual tax basis (loss) on sales	$—	$—
Accounting adjustment for impairment
charges taken in prior periods	—	—
Net amount included herein	—	—
Net realized gains from sales of all other securities	4.5	2.9
Net gain (loss) from actual sales	4.5	2.9
Net realized losses from impairments	—	—
Net realized investment gains (losses) reported herein	$4.5	$2.9

General Insurance Results - Operating earnings with and without the CCI run-off business were moderately lower in this year's first quarter. Comparative performance indicators are shown in the following table:

	General Insurance Group
	Quarters Ended March 31,
	2013	2012	Change
A. Prior to reclassification/
Including CCI run-off business:
Net premiums earned	$608.0	$561.0	8.4%
Net investment income	62.3	66.6	(6.5)
Benefits and claim costs	446.5	400.2	11.6
Pretax operating income (loss)	$68.9	$71.0	(3.0)%

Claim ratio	73.4%	71.3%
Expense ratio	24.2	26.1
Composite ratio	97.6%	97.4%

B. All CCI run-off
business reclassification(*):
Net premiums earned	$7.8	$12.0	(35.1)%
Net investment income	—	—	—
Benefits and claim costs	15.1	20.2	(25.4)
Pretax operating income (loss)	$(7.1)	$(9.4)	24.0%

Claim ratio	192.6%	167.6%
Expense ratio	(0.1)	10.5
Composite ratio	192.5%	178.1%

C. After reclassification/
Total Excluding all CCI run-off business:
Net premiums earned	$600.2	$548.9	9.3%
Net investment income	62.2	66.6	(6.6)
Benefits and claim costs	431.4	379.9	13.6
Pretax operating income (loss)	$76.0	$80.5	(5.5)%

Claim ratio	71.9%	69.2%
Expense ratio	24.5	26.5
Composite ratio	96.4%	95.7%
__________________

(*) In connection with the previously noted MI / CCI combination, $7.0 of pretax operating losses for the first quarter 2013, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Favorable premium trends for workers' compensation and liability insurance coverages within Old Republic's construction, trucking, and large account risk management business continued as the mainstay of top line growth. Moderate rate improvements garnered over the past two years or so, and the slowly strengthening pace of U.S. economic activity were major underlying factors in these regards.

As in all other segments, net investment income fell moderately, and all of the latest quarter's downturn in general insurance operating earnings stemmed from this source. While operating cash flow remained positive and additive to the invested asset base, market yields on newly invested equity and fixed income securities remained in a depressed state.

As section (C) in the preceding table shows, the general insurance composite underwriting ratio was slightly higher in this year's first quarter vis-à-vis the same period of 2012. Of the two components entering into this ratio, the claims portion finished slightly higher as a result of upward pressures on workers' compensation and liability insurance claim costs. By contrast, the latest quarter's expense ratio compared favorably with that posted in the same period of 2012. New Financial Accounting Standards Board guidance that took effect on January 1, 2012 resulted in additional expense charges of 1.9 percentage points in last year's first quarter. The charges, which ultimately aggregated 1.6 percentage points for all of 2012, pertained to deferred policy acquisition costs that were no longer amortizable.

Title Insurance Results - Operating momentum in Old Republic's title insurance business accelerated further in the first quarter of 2013. The progress achieved is reflected in the performance indicators shown below:

	Title Insurance Group
	Quarters Ended March 31,
	2013	2012	Change
Net premiums and fees earned	$460.5	$355.0	29.7%
Net investment income	6.5	6.7	(3.9)
Claim costs	31.5	25.6	22.9
Pretax operating income (loss)	$21.5	$9.4	128.4%

Claim ratio	6.9%	7.2%
Expense ratio	89.5	91.5
Composite ratio	96.4%	98.7%

Growth in title insurance premiums and fees benefited from the same factors that have driven the top line in the past four years. Market share gains emanating from title industry dislocations and consolidation during these years have been retained. In recent quarters, the revenue stream has been further enhanced by greater mortgage refinancing activity occasioned by a slowly improving housing market and low mortgage rates. From an underwriting perspective, title insurance claim, expense, and composite ratios showed a continuation of the downward slope they have demonstrated since 2010.

RFIG Run-off Business Results - The table below reflects RFIG's comparative results before and after the previously noted combination of Old Republic's mortgage guaranty and consumer credit indemnity run-off coverages in a single run-off business:

	RFIG Run-off Business
	Quarters Ended March 31,
	2013	2012	Change
A. Prior to reclassification/
Excluding CCI run-off business:
Net premiums earned	$79.9	$103.2	(22.6)%
Net investment income	9.0	10.3	(11.9)
Claim costs	95.7	179.3	(46.6)
Pretax operating income (loss)	$(13.0)	$(81.8)	84.1%

Claim ratio	119.8%	173.6%
Expense ratio	7.9	13.6
Composite ratio	127.7%	187.2%

B. CCI run-off business
reclassification(*):
Net premiums earned	$7.8	$12.0	(35.1)%
Net investment income	—	—	—
Claim costs	15.1	20.2	(25.4)
Pretax operating income (loss)	$(7.1)	$(9.4)	24.0%

Claim ratio	192.6%	167.6%
Expense ratio	(0.1)	10.5
Composite ratio	192.5%	178.1%

C. After reclassification/ Total
RFIG run-off MI and CCI business:
Net premiums earned	$87.7	$115.3	(23.9)%
Net investment income	9.1	10.3	(11.2)
Claim costs	110.8	199.5	(44.4)
Pretax operating income (loss)	$(20.2)	$(91.2)	77.8%

Claim ratio	126.4%	173.0%
Expense ratio	7.1	13.3
Composite ratio	133.5%	186.3%
__________________

(*) In connection with the previously noted MI / CCI combination, $7.0 of pretax operating losses for the first quarter2013, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Both MI and CCI premiums registered further declines in the first three months of 2013. The outcome is reflective of a run-off book of business devoid of new premium production since at least 2011. Net investment income also fell in this segment as the result of a pervasively low yield environment.

First quarter 2013 MI claim costs declined significantly as a continuing downtrend in newly reported defaults, relatively stable cure rates, and lower paid and settled claims more than offset reduced provisions for anticipated claim rescissions or denials, as well as assumptions of greater defaults headed toward foreclosure. Lower 2013 operating expenses reflect ongoing cost control geared to a run-off operating mode.

Section (B) in the above table shows 100% of CCI results fully reclassified for segment reporting purposes. First quarter 2013 claim costs were driven up by higher estimates of continued litigation exposures to claims management, as well as reduced expectations of salvage recoveries on cumulative claims incurred in the past several years.

Corporate and Other Operations -The combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal services subsidiaries usually produce highly variable results. Earnings variations posted by these relatively minor elements of Old Republic's business stem from volatility inherent to the small scale of life and accident insurance operations, fluctuations in the costs of external debt, and net interest expenses on intra-system financing arrangements. Corporate expenses since last year's second quarter benefited from lower interest charges following the repayment of high cost convertible debt of $316 million in May of 2012. The interplay of these various operating elements is reflected in the following table:

	Corporate and Other Operations
	Quarters Ended March 31,
	2013	2012	Change
Life & accident premiums earned	$17.1	$18.2	(6.3)%
Net investment income	1.4	2.0	(32.7)
Other income	.3	.5	(46.4)
Benefits and claim costs	9.7	11.3	(14.0)
Insurance expenses	7.6	8.0	(5.5)
Corporate, interest, and
other expenses-net	(1.1)	5.7	(119.7)
Pretax operating income (loss)	$2.6	$(4.2)	161.6%

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic's consolidated cash and invested assets as well as shareholders' equity account at the dates shown:

		Cash, Invested Assets, and Shareholders' Equity
					% Change
		March 31,	Dec. 31,	March 31,	Mar. '13/	Mar. '13/
		2013	2012	2012	Dec. '12	Mar. '12/
Cash and invested assets:	Fair value basis	$10,986.5	$10,800.6	$10,739.0	1.7%	2.3%
	Original cost basis	$10,152.7	$10,071.4	$10,078.1	.8%	.7%

Shareholders' equity:	Total	$3,673.3	$3,596.2	$3,773.3	2.1%	(2.6)%
	Per common share	$14.31	$14.03	$14.74	2.0%	(2.9)%

Composition of shareholders' equity per share:
Equity before items below		$12.18	$12.15	$12.95	.2%	(5.9)%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		2.13	1.88	1.79	13.3%	19.0%
Total		$14.31	$14.03	$14.74	2.0%	(2.9)%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment		$14.58	$14.25	$14.11	2.3%	3.3%
RFIG run-off segment		(0.27)	(0.22)	0.63
Total		$14.31	$14.03	$14.74	2.0%	(2.9)%

Consolidated cash flow from operating activities was $143.2 for this year's first quarter compared to $49.0 for the same period in 2012. Substantially all of these operating funds stemmed from the Company's general and title insurance segments.

The consolidated investment portfolio reflects a current allocation of approximately 92 percent to fixed-maturity securities and short-term investments, and 8 percent to equities. As has been the case for many years, Old Republic's invested assets are managed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to assure solid funding of its insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of capital accounts.

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

As the next table shows, substantially all changes in the shareholders' equity account consist of the Company's net income or loss, dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
	Quarters Ended March 31,
	2013	2012
Beginning balance	$14.03	$14.76
Changes in shareholders' equity:
Net operating income (loss)	0.21	(0.01)
Net realized investment gains (losses):
From sales	0.01	0.01
From impairments	—	—
Subtotal	0.01	0.01
Net unrealized investment gains (losses)	0.26	0.15
Total realized and unrealized investment gains (losses)	0.27	0.16
Cash dividends	(0.18)	(0.18)
Stock issuance, foreign exchange, and other transactions	(0.02)	0.01
Net change	0.28	(0.02)
Ending balance	$14.31	$14.74

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity and equity investments; b) the valuation of deferred income tax assets; c) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; d) the recoverability of reinsured paid and/or outstanding losses; and e) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company's 2012 Annual Report on Form 10-K.

FINANCIAL POSITION

The Company's financial position at March 31, 2013 reflected increases in assets, liabilities, and common shareholders' equity of 1.1%, .8%, and 2.1%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 66.9% and 66.6% of consolidated assets as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, the cash and invested asset base increased by 1.7% to $10,986.5.

Investments - During the first quarter of 2013 and 2012, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities. At both March 31, 2013 and 2012, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. The Company does not have any exposure to European sovereign debt instruments. At March 31, 2013, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2013. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	March 31,	December 31,
	2013	2012
Aaa	15.0%	15.2%
Aa	10.9	11.5
A	34.6	34.2
Baa	38.3	38.4
Total investment grade	98.8	99.3
All other (b)	1.2	.7
Total	100.0%	100.0%
__________

(a)
Credit quality ratings used are those assigned primarily by Moody's for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor's ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody's ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

March 31, 2013	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Natural Gas	$10.1		$.3
Services	1.9		.1
Industrial	3.7		—
Total	$15.8	(c)	$.4
__________

(c)	Represents .2% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

March 31, 2013	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$73.5		$.8
Consumer Non Durables	30.6		.6
Energy	69.1		.5
Transportation	30.0		.5
Other (includes 16 industry groups)	315.6		3.4
Total	$519.2	(d)	$6.1
__________

(d)	Represents 6.4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

March 31, 2013	Adjusted Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Technology	$6.7		$.3
Insurance	5.6		.2
Utilities	3.7		—
Total	$16.0	(e)	$.5	(f)
__________

(e)	Represents 3.6% of the total equity securities portfolio.

(f)	Represents .1% of the cost of the total equity securities portfolio, while gross unrealized gains represent 93.3% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
March 31, 2013	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$5.5	$—	$—	$—
Due after one year through five years	176.2	3.7	.7	—
Due after five years through ten years	344.4	10.1	5.1	.3
Due after ten years	8.7	1.9	.6	.1
Total	$535.0	$15.8	$6.6	$.4

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
March 31, 2013	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$5.1	$—	$—	$5.1
Seven to twelve months	.5	—	—	.5
More than twelve months	.6	.3	—	.9
Total	$6.2	$.3	$—	$6.6
Equity Securities:
One to six months	$.2	$—	$—	$.2
Seven to twelve months	.3	—	—	.3
More than twelve months	—	—	—	—
Total	$.5	$—	$—	$.5

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	110	—	—	110
Seven to twelve months	8	—	—	8
More than twelve months	5	1	—	6
Total	123	1	—	124	(g)
Equity Securities:
One to six months	2	—	—	2
Seven to twelve months	1	—	—	1
More than twelve months	—	—	1	1
Total	3	—	1	4	(g)
__________

(g)	At March 31, 2013 the number of issues in an unrealized loss position represent 7.0% as to fixed maturities, and 6.3% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (March 31, 2013 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2013	2012
Maturity Ranges:
Due in one year or less	14.6%	15.7%
Due after one year through five years	43.8	41.6
Due after five years through ten years	39.2	40.1
Due after ten years through fifteen years	1.2	1.0
Due after fifteen years	1.2	1.6
Total	100.0%	100.0%

Average Maturity in Years	4.7	4.7
Duration (h)	4.0	4.1
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.0 as of March 31, 2013 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.0%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2013	2012
Fixed Maturity Securities:
Amortized cost	$8,125.8	$7,993.1
Estimated fair value	8,672.3	8,566.2
Gross unrealized gains	553.1	579.5
Gross unrealized losses	(6.6)	(6.5)
Net unrealized gains (losses)	$546.5	$573.0

Equity Securities:
Original cost	$583.5	$583.5
Adjusted cost(*)	452.1	452.1
Estimated fair value	873.2	739.7
Gross unrealized gains	421.7	290.5
Gross unrealized losses	(.5)	(2.9)
Net unrealized gains (losses)	$421.1	$287.5
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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $350.6 in dividends from its subsidiaries in 2013 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At March 31, 2013, the Company's consolidated debt to equity ratio was 15.5%, a level it currently does not expect to exceed in the foreseeable future.

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

On November 28, 2012, the NCDOI issued a Final Order approving the Corrective Plan ("the Plan") submitted by RMIC on September 14, 2012 as required by the Summary Order. The Plan was filed to effect a run-off of the insurance in force business with the following major objectives: provide for the payment of all valid claims settled on January 19, 2012 and thereafter in cash with respect to 60% of the total claim amounts, and with a Deferred Payment Obligation ("DPO") for the remaining 40% which will be retained in claim reserves until a future payout date; and authorize RMIC to continue with its management of the run-off plan during an estimated ten year period ending on December 31, 2021. During this period, RMIC would remain within ORI's ownership and control, as well as under NCDOI regulatory supervision as has been the case since January 2012. Management believes the Final Order by the NCDOI to RMIC has precluded an event of default from occurring in the foreseeable future. Moreover, RMIC is expected to be increasingly less significant as its run-off book of business extinguishes itself. The approval of the Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Plan in the future as circumstances may warrant.

At March 31, 2013, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend and financing capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

Capitalization - Old Republic's total capitalization of $4,243.4 at March 31, 2013 consisted of debt of $570.0 and common shareholders' equity of $3,673.3. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended, changes in the fair value of invested assets, and dividend payments.

Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 32 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. As noted in prior periods' reports, the Company's flagship mortgage guaranty insurance carrier had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a result, the Company's mortgage insurance subsidiaries discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. As noted elsewhere herein, RMIC and Republic Mortgage Insurance Company of North Carolina ("RMICNC") have been operating pursuant to a Summary Order since January 19, 2012 and December 3, 2012, respectively.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 29% of 2013 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 71% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the RFIG Run-off Business' Risk Factors for premium income and long-term claim exposures in the Company's 2012 Annual Report of Form 10-K under Item 1A - Risk Factors, revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2010	$1,694.2	$1,211.0	$586.8	$81.4	$3,573.5	5.4%
2011	2,109.4	1,362.4	503.2	74.9	4,050.1	13.3
2012	2,324.4	1,677.4	410.5	58.6	4,471.0	10.4
Quarters Ended March 31:
2012	548.9	355.0	115.3	18.2	1,037.5	3.4
2013	$600.2	$460.5	$87.7	$17.1	$1,165.6	12.3%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity (a)	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2010	26.5%	40.0%	6.6%	9.4%	6.7%	10.8%
2011	38.3	33.6	4.9	7.8	5.9	9.5
2012	39.7	33.0	4.2	7.6	6.2	9.3
Quarters Ended March 31:
2012	39.8	33.5	4.5	7.7	6.1	8.4
2013	40.4%	32.8%	3.9%	8.0%	6.2%	8.7%
__________

(a) As previously noted, consumer credit indemnity premiums have been reclassified to the RFIG Run-off Business segment and have therefore been excluded for all periods presented.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2010	35.6%	64.4%
2011	32.6	67.4
2012	32.3	67.7
Quarters Ended March 31:
2012	33.2	66.8
2013	29.3%	70.7%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2010	$529.5	$498.8	82.1%	88.0%
2011	468.1	444.9	83.2	85.3
2012	387.3	368.0	80.7	85.3
Quarters Ended March 31:
2012	108.2	103.2	82.8	86.1
2013	$83.0	$79.9	80.1%	84.9%

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.6% of total net risk in force as of March 31, 2013, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2010	$16,557.4	$1,187.0	$256.1	$18,000.6
2011	14,476.9	1,017.7	176.3	15,671.0
2012	11,911.1	850.7	89.8	12,851.6
As of March 31:
2012	13,862.0	976.9	172.6	15,011.6
2013	$11,359.1	$810.8	$84.4	$12,254.4

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2010	6.4%	27.5%	64.7%	1.4%
2011	6.2	26.8	65.7	1.3
2012	6.4	27.5	65.0	1.1
As of March 31:
2012	6.3	26.9	65.6	1.2
2013	6.4%	27.7%	64.7%	1.2%

Bulk(a):
As of December 31:
2010	23.2%	32.1%	44.6%	.1%
2011	24.0	32.2	43.7	.1
2012	24.0	32.5	43.3	.2
As of March 31:
2012	24.1	32.3	43.5	.1
2013	23.7%	32.7%	43.4%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2010	5.3%	37.0%	31.9%	25.8%
2011	5.1	36.2	32.9	25.8
2012	4.6	35.2	32.9	27.3
As of March 31:
2012	5.0	35.9	32.9	26.2
2013	4.5%	34.9%	32.8%	27.8%

Bulk(a):
As of December 31:
2010	57.7%	22.8%	9.6%	9.9%
2011	57.1	22.9	9.8	10.2
2012	56.7	23.3	10.0	10.0
As of March 31:
2012	57.2	22.9	9.9	10.0
2013	56.8%	23.2%	10.0%	10.0%
__________

(a)	Bulk pool risk in-force, which represented 31.8% of total bulk risk in-force at March 31, 2013, has been allocated pro-rata based on insurance in-force.

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

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2010	8.7%	7.5%	5.2%	5.0%	5.1%	4.7%	4.2%	3.1%	3.3%	2.9%
2011	8.8	7.5	5.2	5.0	5.0	4.8	4.3	3.3	3.3	3.0
2012	8.6	7.7	5.3	5.1	5.0	4.8	4.3	3.5	3.3	3.1
As of March 31:
2012	8.8	7.5	5.2	5.0	4.9	4.8	4.3	3.3	3.3	3.0
2013	8.5%	7.6%	5.4%	5.1%	4.9%	4.8%	4.3%	3.6%	3.3%	3.1%

		Bulk (a)
	TX	FL	GA	IL	CA	CO	PA	NJ	OH	NY
As of December 31:
2010	5.3%	9.9%	4.3%	4.0%	15.8%	3.0%	3.1%	3.3%	3.9%	6.0%
2011	5.4	9.9	4.3	4.0	14.9	3.0	3.1	3.5	3.9	6.5
2012	5.3	9.9	4.3	4.0	13.9	3.0	3.3	3.7	4.0	7.1
As of March 31:
2012	5.4	9.9	4.3	4.0	14.6	3.0	3.2	3.5	4.0	6.6
2013	5.3%	9.7%	4.3%	4.0%	13.8%	3.0%	3.3%	3.8%	4.0%	7.4%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2010	92.4%	7.6%
2011	92.8	7.2
2012	92.8	7.2
As of March 31:
2012	92.8	7.2
2013	92.7%	7.3%

Bulk (a):
As of December 31:
2010	57.7%	42.3%
2011	58.4	41.6
2012	58.2	41.8
As of March 31:
2012	58.6	41.4
2013	58.1%	41.9%
__________

(a)	Bulk pool risk in-force, which represented 31.8% of total bulk risk in-force at March 31, 2013, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2010	96.8%	3.2%
2011	97.0	3.0
2012	97.1	2.9
As of March 31:
2012	97.0	3.0
2013	97.1%	2.9%

Bulk (a):
As of December 31:
2010	69.6%	30.4%
2011	71.0	29.0
2012	72.6	27.4
As of March 31:
2012	71.7	28.3
2013	73.2%	26.8%
__________

(a)	Bulk pool risk in-force, which represented 31.8% of total bulk risk in-force at March 31, 2013, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2010	$87.9	$1,518.6
2011	58.3	1,263.1
2012	42.4	1,141.6
Quarters Ended March 31:
2012	12.0	1,225.8
2013	$7.8	$1,101.7

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2011	$6,610.7	$683.7	$1,654.0	$796.6	$9,745.2	$750.3	$10,495.5
2012	6,742.7	785.7	1,766.3	450.1	9,744.9	863.8	10,608.8
As of March 31:
2012	6,600.5	694.3	1,623.3	794.5	9,712.7	807.8	10,520.6
2013	$6,792.7	$806.7	$1,766.7	$434.4	$9,800.7	$968.4	$10,769.1

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2010	$260.1	$26.5	$85.0	$7.3	$379.0	3.94%	3.80%
2011	270.5	27.3	59.3	7.4	364.6	3.71	3.51
2012	264.9	27.3	36.3	7.9	336.5	3.40	3.19
Quarters Ended
March 31:
2012	66.6	6.7	10.3	2.0	85.8	3.48	3.27
2013	$62.2	$6.5	$9.1	$1.4	$79.3	3.20%	2.97%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first quarters of 2013 and 2012, 94.6% and 86.4%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown.

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2010	$79.1	$31.2	$110.3	$—	$(1.2)	$(1.2)	$109.1
2011	142.6	23.1	165.8	—	(50.2)	(50.2)	115.5
2012	32.7	15.3	48.1	—	(.2)	(.2)	47.8
Quarters Ended
March 31:
2012	1.6	1.3	2.9	—	—	—	2.9
2013	$.8	$3.7	$4.5	$—	$—	$—	$4.5

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2013 and December 31, 2012:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2013		December 31, 2012
	Gross	Net	Gross	Net

Workers' compensation	$3,611.1	$1,998.0	$3,589.6	$1,959.8
General liability	1,399.3	646.8	1,384.3	643.0
Commercial automobile (mostly trucking)	1,171.5	977.1	1,159.8	968.3
Other coverages	529.9	335.6	527.3	335.2
Unallocated loss adjustment expense reserves	178.5	141.6	175.6	142.4
Total general insurance reserves	6,890.5	4,089.4	6,836.8	4,048.9
Title	415.0	415.0	396.4	396.4
RFIG Run-off	2,027.5	1,979.2	2,051.0	1,994.8
Life and accident	20.3	17.2	18.9	15.9
Total claim and loss adjustment expense reserves	$9,353.4	$6,500.9	$9,303.3	$6,456.2
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$144.3	$119.0	$147.1	$119.4
% of total general insurance reserves	2.1%	2.9%	2.2%	2.9%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Quarters Ended March 31,
	2013	2012
Net reserve increase(decrease):
General Insurance	$40.5	$29.4
Title Insurance	18.5	11.7
RFIG Run-off	(15.6)	(56.2)
Other	1.2	1.5
Total	$44.6	$(13.5)

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	March 31,	December 31,
	2013	2012
General Insurance	$2,001.9	$1,947.0
Title Insurance	359.9	336.9
RFIG Run-off	140.8	147.5
Other	4.7	4.6
Total	$2,507.6	$2,436.1

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

Overview of Loss Reserving Process

The Company's reserve setting process reflects the nature of its insurance business and the decentralized basis upon which it is conducted. Old Republic's general insurance operations encompass a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company's insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds' inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers' liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judged or jury verdicts. Approximately 92% of the general insurance group's claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

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

	March 31,	March 31,	December 31,	December 31,
	2013	2012	2012	2011
Estimated reduction in beginning reserve	$174.9	$313.2	$313.2	$710.3
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	21.1	39.1	111.7	223.1
Prior year	32.0	(36.1)	12.2	(340.8)
Sub-total	53.2	3.0	124.0	(117.6)
Estimated rescission reduction in settled claims	(61.2)	(50.9)	(262.3)	(279.5)
Estimated reduction in ending reserve	$166.9	$265.3	$174.9	$313.2

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

Incurred Loss Experience

Management believes that the Company's overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and, accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management's opinion, however, such potential development is not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2012 Annual Report on Form 10-K under Item 1A - Risk Factors.

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2010	67.8%	8.0%	169.0%	63.8%
2011	69.2	7.8	230.5	68.3
2012	73.0	7.2	221.8	61.9
Quarters Ended March 31:
2012	69.2	7.2	173.0	59.4
2013	71.9%	6.9%	126.4%	50.1%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows after taking into account the 2012 reclassification of the CCI coverage to the RFIG Run-off segment:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages (a)	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity (a)	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2010	67.8%	73.0%	70.7%	36.7%	62.8%	64.6%	67.1%
2011	69.2	71.9	72.3	39.2	70.4	64.6	62.8
2012	73.0	75.3	78.6	29.6	71.6	63.8	65.6
Quarters Ended
March 31:
2012	69.2	74.1	74.1	36.0	77.1	44.8	64.5
2013	71.9%	79.0%	77.0%	38.3%	62.0%	63.9%	66.7%
__________

(a) The consumer credit indemnity coverage is now reported within the RFIG Run-off segment and has been excluded for all periods presented. Prior to reclassifying such coverage, the above claim ratios would be as follows:

	All	Financial
	Coverages	Indemnity
Years Ended December 31:
2010	77.1%	133.3%
2011	72.1	88.4
2012	76.4	101.4
Quarters Ended
March 31:
2012	71.3	79.5
2013	73.4%	77.1%

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

Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, typically workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.3 years (gross) and 8.4 years (net of reinsurance) as of March 31, 2013 and 4.7 years (gross) and 7.6 years (net of reinsurance) as of December 31, 2012. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .1% of general insurance group net incurred losses for the five years ended December 31, 2012.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Claim ratios in the most recent three years have trended lower towards more historical levels as the economic downturn and stresses in the housing and related mortgage lending industries, that began in mid-year 2007, continue to slowly subside.

The RFIG Run-off mortgage guaranty claim ratios for the periods presented were affected mostly by varying mortgage guaranty claim payment trends and reserve provisions as well as captive and pool transactions. Claim costs for 2013 were lower year-over-year as a continuing downtrend in newly reported cases, relatively stable cure rates, and lower paid claim levels more than offset reduced provisions for claim rescissions. Old Republic's mortgage guaranty subsidiaries negotiated the termination of various captive reinsurance and pool insurance contracts during 2010. Taken together all of these transactions reduced the mortgage guaranty incurred claim ratio by 15.0 percentage points for the year ended December 31, 2010. Reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and high unemployment. Trends in expected and actual claim frequency and severity have been impacted to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, changes in housing supply relative to demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2010	$47,954	$58,184	15.55%	24.54%	$748.8
2011	48,254	54,956	14.89	21.90	279.5
2012	46,376	53,221	14.70	21.57	262.3
Quarters Ended March 31:
2012	46,019	54,823	14.16	21.12	50.9
2013	$44,863	$48,502	13.76%	20.70%	$61.2
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	VA
As of December 31:
2010	9.6%	32.6%	17.3%	19.2%	22.6%	11.9%	11.5%	16.0%	20.7%	11.7%
2011	8.4	32.2	15.4	20.6	17.1	12.2	12.1	15.4	23.5	11.5
2012	7.9	31.6	13.7	20.8	14.1	11.2	13.9	15.6	26.6	10.8
As of March 31:
2012	7.4	31.9	13.9	20.5	16.4	11.3	11.3	14.5	23.6	10.5
2013	7.1%	30.1%	12.5%	19.2%	12.7%	10.4%	13.3%	14.2%	25.8%	9.9%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	CO	PA	OH	NJ	NY
As of December 31:
2010	15.2%	37.0%	22.3%	28.6%	27.7%	17.6%	20.6%	23.2%	27.9%	23.2%
2011	14.1	34.0	19.5	26.3	21.8	13.4	20.1	19.1	28.2	23.0
2012	13.7	34.2	17.9	27.2	17.6	12.6	21.4	19.5	32.5	25.5
As of March 31:
2012	13.1	33.1	18.2	26.5	19.8	12.5	18.7	18.5	29.2	23.3
2013	13.8%	32.5%	15.4%	25.8%	16.2%	11.4%	19.8%	18.9%	32.2%	25.4%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	NY
As of December 31:
2010	9.9%	32.1%	17.1%	19.1%	23.2%	10.9%	12.1%	16.6%	21.5%	18.0%
2011	8.8	31.6	15.4	20.5	18.1	11.7	12.7	15.7	24.0	19.0
2012	8.4	31.3	13.8	21.3	15.2	11.1	14.5	16.0	27.4	23.0
As of March 31:
2012	7.8	31.2	14.0	20.8	17.3	11.1	11.9	15.0	24.2	19.5
2013	7.6%	29.8%	12.5%	19.7%	13.8%	10.4%	13.8%	14.7%	26.7%	23.0%
__________

(b)	As determined by risk in force as of March 31, 2013, these 10 states represent approximately 50.8%, 58.7%, and 51.0%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2010	$278.3	316.4%	$225.4	256.4%	4.6%	$621.5
2011	111.8	191.7	102.9	176.5	4.4	166.1
2012	73.8	173.9	112.8	265.7	3.9	98.1
Quarter Ended
March 31:
2012	26.1	215.9	20.2	167.6	4.3	30.7
2013	$14.3	182.3%	$15.1	192.6%	3.8%	$17.4
__________

(a)
Percent of net CCI earned premiums. CCI claims ratios include only those costs actually or expected to be paid by the Company and exclude claims not paid by virtue of coverage rescissions and claims denials as well as unsubstantiated claim submissions. Certain claim rescissions and denials may from time to time become the subject of disagreements between the Company and certain individual insureds. Possible future reversals of such rescissions and denials, however, may not necessarily affect the adequacy of previously established claim reserve levels nor fully impact operating results. These effects could be fully or partially negated by the imposition of additional retrospective premiums and/or the limiting effects of maximum policy limits.

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2012 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2010	26.9%	93.0%	13.3%	47.6%
2011	25.2	91.2	22.1	47.5
2012	25.7	89.6	10.4	48.5
Quarters Ended March 31:
2012	26.5	91.5	13.3	47.6
2013	24.5%	89.5%	7.1%	49.1%

Any necessary reclassifications of prior years' data are reflected in the table, including the previously noted 2012 reclassification of the CCI coverage from the General Insurance segment to the RFIG Run-off Business.

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The general insurance expense ratio for 2012 was impacted by a charge related to previously deferred acquisition costs stemming from new accounting guidance issued by the FASB as discussed in the Executive Summary. The 2011 RFIG Run-off expense ratios reflect an accrual of employment severance and similar costs, and the elimination of previously deferred acquisition costs. The lower 2013 operating expense ratio reflects ongoing cost control geared to a run-off operating mode.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2010	94.7%	101.0%	182.3%	111.4%
2011	94.4	99.0	252.6	115.8
2012	98.7	96.8	232.2	110.4
Quarters Ended March 31:
2012	95.7	98.7	186.3	107.0
2013	96.4%	96.4%	133.5%	99.2%

Expenses: Income Taxes

The effective consolidated income tax rate (credits) was 33.5% in the first quarter of 2013, compared to (117.8%) in the first quarter of 2012. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2012 Annual Report to the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

Old Republic's market risk exposures at March 31, 2013, have not materially changed from those identified in the Company's 2012 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2012 Annual report on Form 10-K.

Item 6 - Exhibits

(a) Exhibits

10 (a)	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies.

31.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Republic International Corporation
(Registrant)
Date:	May 9, 2013

/s/ Karl W. Mueller

Karl W. Mueller Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

10 (a)	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies.

31.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.