Form 10-Q
period 2013-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2013-08-02
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: June 30, 2013 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding June 30, 2013
Common Stock / $1 par value	259,803,068

There are 51 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2013

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 18

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	19 - 47

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	48

	CONTROLS AND PROCEDURES	48

PART II	OTHER INFORMATION:	49

	ITEM 1 - LEGAL PROCEEDINGS	49

	ITEM 1A - RISK FACTORS	49

	ITEM 6 - EXHIBITS	49

SIGNATURE		50

EXHIBIT INDEX		51

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	June 30,	December 31,
	2013	2012
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,327.0 and $7,993.1)	$8,635.2	$8,566.2
Equity securities (at fair value) (adjusted cost: $573.3 and $452.1)	864.9	739.7
Short‑term investments (at fair value which approximates cost)	1,092.4	1,264.9
Miscellaneous investments	18.4	29.6
Total	10,611.1	10,600.5
Other investments	5.4	8.2
Total investments	10,616.6	10,608.8

Other Assets:
Cash	112.7	101.2
Securities and indebtedness of related parties	16.3	12.7
Accrued investment income	89.3	90.4
Accounts and notes receivable	1,210.4	1,134.7
Federal income tax recoverable: Current	57.3	71.9
Deferred	133.1	148.1
Reinsurance balances and funds held	199.8	201.6
Reinsurance recoverable: Paid losses	113.5	103.7
Policy and claim reserves	3,127.8	3,133.3
Deferred policy acquisition costs	175.2	165.5
Sundry assets	446.8	454.2
Total Other Assets	5,682.6	5,618.0
Total Assets	$16,299.3	$16,226.8

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,305.7	$9,303.3
Unearned premiums	1,452.7	1,364.4
Other policyholders' benefits and funds	197.2	201.8
Total policy liabilities and accruals	10,955.7	10,869.6
Commissions, expenses, fees, and taxes	504.2	511.1
Reinsurance balances and funds	486.0	437.9
Debt	570.0	572.9
Sundry liabilities	198.5	238.8
Commitments and contingent liabilities
Total Liabilities	12,714.7	12,630.6

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	259.8	259.4
Additional paid‑in capital	663.5	660.9
Retained earnings	2,380.2	2,222.3
Accumulated other comprehensive income (loss)	306.5	481.7
Unallocated ESSOP shares (at cost)	(25.6)	(28.2)
Total Common Shareholders' Equity	3,584.5	3,596.2
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$16,299.3	$16,226.8
________

(1)
At June 30, 2013 and December 31, 2012, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 259,803,068 and 259,490,089 were issued as of June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Net premiums earned	$1,100.0	$981.4	$2,160.2	$1,925.0
Title, escrow, and other fees	122.2	107.1	227.6	201.1
Total premiums and fees	1,222.2	1,088.5	2,387.9	2,126.1
Net investment income	78.8	85.0	158.2	170.9
Other income	23.2	28.3	43.6	59.9
Total operating revenues	1,324.3	1,201.9	2,589.8	2,357.0
Realized investment gains (losses):
From sales	137.1	22.0	141.7	24.9
From impairments	—	—	—	—
Total realized investment gains (losses)	137.1	22.0	141.7	24.9
Total revenues	1,461.5	1,223.9	2,731.5	2,382.0

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	521.7	713.2	1,100.5	1,326.7
Dividends to policyholders	3.5	3.1	8.4	6.1
Underwriting, acquisition, and other expenses	634.2	556.2	1,230.2	1,085.4
Interest and other charges	5.6	9.7	11.4	24.6
Total expenses	1,165.2	1,282.2	2,350.6	2,443.0
Income (loss) before income taxes (credits)	296.3	(58.3)	380.8	(60.9)

Income Taxes (Credits):
Current	29.9	(3.1)	29.1	(2.5)
Deferred	72.3	(21.1)	101.4	(24.8)
Total	102.3	(24.2)	130.6	(27.3)

Net Income (Loss)	$193.9	$(34.0)	$250.2	$(33.5)

Net Income (Loss) Per Share:
Basic	$.76	$(.13)	$.97	$(.13)
Diluted	$.67	$(.13)	$.88	$(.13)

Average shares outstanding: Basic	256,749,748	255,747,273	256,636,082	255,609,699
Diluted	292,842,386	255,747,273	292,548,180	255,609,699

Dividends Per Common Share:
Cash	$.1800	$.1775	$.3600	$.3550

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income (Loss) As Reported	$193.9	$(34.0)	$250.2	$(33.5)

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	(230.4)	50.6	(121.3)	111.1
Amounts reclassified as realized investment
gains from sales in the statements of income	(137.1)	(22.0)	(141.7)	(24.9)
Pretax unrealized gains (losses) on securities	(367.6)	28.6	(263.0)	86.1
Deferred income taxes (credits)	(128.4)	9.9	(91.8)	30.0
Net unrealized gains (losses) on securities, net of tax	(239.2)	18.6	(171.2)	56.1
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	—	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	2.9	2.6	5.8	5.3
Net adjustment related to defined benefit
pension plans	2.9	2.6	5.8	5.3
Deferred income taxes (credits)	1.0	.9	2.0	1.8
Net adjustment related to defined benefit pension
plans, net of tax	1.8	1.7	3.7	3.4
Foreign currency translation and other adjustments	(4.4)	(3.6)	(7.6)	(.2)
Net adjustments	(241.7)	16.7	(175.1)	59.4
Comprehensive Income (Loss)	$(47.8)	$(17.2)	$75.0	$25.8

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$250.2	$(33.5)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(10.1)	18.0
Premiums and other receivables	(75.7)	(74.7)
Unpaid claims and related items	35.5	246.7
Unearned premiums and other policyholders' liabilities	57.1	31.5
Income taxes	116.6	(31.8)
Reinsurance balances and funds	40.3	20.2
Realized investment (gains) losses	(141.7)	(24.9)
Accounts payable, accrued expenses and other	6.0	(21.0)
Total	278.3	130.3

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	562.6	459.0
Sales	48.9	311.1
Sales of:
Equity securities	161.3	.5
Other - net	23.3	18.5
Purchases of:
Fixed maturity securities	(973.4)	(724.5)
Equity securities	(148.4)	(.4)
Other - net	(19.6)	(15.5)
Net decrease (increase) in short-term investments	172.0	267.6
Other‑net	(.4)	(.5)
Total	(173.5)	315.8

Cash flows from financing activities:
Issuance of common shares	3.8	.5
Redemption of debentures and notes	(2.8)	(338.9)
Dividends on common shares	(92.2)	(90.6)
Other - net	(1.9)	(.9)
Total	(93.2)	(430.0)

Increase (decrease) in cash:	11.4	16.1
Cash, beginning of period	101.2	93.0
Cash, end of period	$112.7	$109.2

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$10.6	$24.2
Income taxes	$14.4	$4.6

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

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. Effective January 1, 2012, the Company adopted a prospective application of new GAAP authoritative guidance related to the deferral of costs for acquiring or renewing insurance contracts. The adoption of the guidance resulted in pretax charges of approximately $11 and $22 for the second quarter and first six months of 2012, respectively. In addition, the FASB issued guidance requiring additional disclosures regarding amounts reclassified out of accumulated other comprehensive income. These matters are addressed in the pertinent financial statements and notes herein.

The financial accounting and reporting process relies on estimates and on the exercise of judgment. In the opinion of management all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the results have been recorded for the interim periods. Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

2. Common Share Data:

Earnings Per Share - Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares actually outstanding for the quarters and year-to-date periods. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. The following table provides a reconciliation of net income (loss) and the number of shares used in basic and diluted earnings per share calculations.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$193.9	$(34.0)	$250.2	$(33.5)
Numerator for basic earnings per share -
income (loss) available to common stockholders	193.9	(34.0)	250.2	(33.5)
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.6	—	7.3	—
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversion of convertible notes	$197.6	$(34.0)	$257.5	$(33.5)

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	256,749,748	255,747,273	256,636,082	255,609,699
Effect of dilutive securities - stock based
compensation awards	642,388	—	468,254	—
Effect of dilutive securities - convertible senior notes	35,450,250	—	35,443,844	—
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	292,842,386	255,747,273	292,548,180	255,609,699
Earnings per share: Basic	$.76	$(.13)	$.97	$(.13)
Diluted	$.67	$(.13)	$.88	$(.13)

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	8,360,609	15,074,960	10,043,722	15,101,326
Convertible senior notes	—	35,404,435	—	35,399,953
Total	8,360,609	50,479,395	10,043,722	50,501,279
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of June 30, 2013 and December 31, 2012, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarters and six months ended June 30, 2013 and 2012.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
June 30, 2013:
U.S. & Canadian Governments	$1,207.9	$44.6	$4.8	$1,247.6
Tax-exempt	281.7	6.5	.2	288.0
Corporate	6,837.3	314.6	52.4	7,099.5
	$8,327.0	$365.8	$57.6	$8,635.2
December 31, 2012:
U.S. & Canadian Governments	$1,151.2	$65.9	$.3	$1,216.8
Tax-exempt	380.8	11.4	.1	392.2
Corporate	6,461.0	502.1	6.0	6,957.1
	$7,993.1	$579.5	$6.5	$8,566.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at June 30, 2013:
Due in one year or less	$1,160.2	$1,172.6
Due after one year through five years	3,750.5	3,934.9
Due after five years through ten years	3,233.4	3,339.7
Due after ten years	182.8	187.9
	$8,327.0	$8,635.2

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $- and $131.3 at June 30, 2013 and December 31, 2012, respectively, follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
June 30, 2013	$573.3	$293.0	$1.5	$864.9
December 31, 2012	$452.1	$290.5	$2.9	$739.7

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013:
Fixed Maturity Securities:
U.S. & Canadian Governments	$209.6	$4.8	$4.3	$—	$214.0	$4.8
Tax-exempt	9.3	.2	—	—	9.3	.2
Corporate	1,752.7	51.1	20.8	1.3	1,773.5	52.4
Subtotal	1,971.7	56.2	25.1	1.4	1,996.9	57.6
Equity Securities	68.7	1.5	—	—	68.7	1.5
Total	$2,040.5	$57.7	$25.1	$1.4	$2,065.7	$59.1

December 31, 2012:
Fixed Maturity Securities:
U.S. & Canadian Governments	$60.3	$.3	$—	$—	$60.3	$.3
Tax-exempt	3.7	.1	—	—	3.7	.1
Corporate	348.4	4.3	10.2	1.7	358.6	6.0
Subtotal	412.6	4.8	10.2	1.7	422.8	6.5
Equity Securities	78.9	2.9	—	—	78.9	2.9
Total	$491.5	$7.8	$10.2	$1.7	$501.8	$9.5

At June 30, 2013, the Company held 416 fixed maturity and 10 equity securities in an unrealized loss position, representing 23.7% as to fixed maturities and 14.7% as to equity securities of the total number of such issues it held. At December 31, 2012, the Company held 102 fixed maturity and 14 equity securities in an unrealized loss position, representing 5.7% as to fixed maturities and 21.9% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 9 and 4 fixed maturity securities and 1 equity security, had been in a continuous unrealized loss position for more than 12 months as of June 30, 2013 and December 31, 2012, respectively. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and/or a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of June 30, 2013 and December 31, 2012.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

	Fair Value Measurements
As of June 30, 2013:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$628.1	$619.5	$—	$1,247.6
Tax-exempt	—	288.0	—	288.0
Corporate	—	7,079.0	20.5	7,099.5
Equity securities	862.8	—	2.1	864.9
Short-term investments	$1,087.7	$—	$4.6	$1,092.4

As of December 31, 2012:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$570.9	$645.9	$—	$1,216.8
Tax-exempt	—	392.2	—	392.2
Corporate	—	6,926.3	30.7	6,957.1
Equity securities	736.9	—	2.7	739.7
Short-term investments	$1,260.2	$—	$4.6	$1,264.9

There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2013. Level 3 securities with a fair value of $10.2 were sold during the quarter ended June 30, 2013.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At June 30, 2013, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Investment income from:
Fixed maturity securities	$74.7	$81.9	$150.5	$164.8
Equity securities	4.6	2.6	8.3	5.1
Short-term investments	.2	.4	.6	1.0
Other sources	.5	1.3	1.4	2.4
Gross investment income	80.2	86.4	160.9	173.4
Investment expenses (a)	1.3	1.3	2.6	2.5
Net investment income	$78.8	$85.0	$158.2	$170.9

Realized gains (losses) on:
Fixed maturity securities:
Gains	$2.9	$16.9	$3.9	$18.6
Losses	—	—	(.1)	—
Net	2.9	16.9	3.8	18.6

Equity securities & other long-term investments	134.1	5.0	137.8	6.3
Total	137.1	22.0	141.7	24.9
Income taxes (credits)(b)	48.0	7.7	49.5	8.7
Net realized gains (losses)	$89.1	$14.3	$92.1	$16.2

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$(238.3)	$45.7	$(264.8)	$41.1
Less: Deferred income taxes (credits)	(83.1)	15.9	(92.4)	14.3
Net changes in unrealized investment gains (losses)	$(155.1)	$29.8	$(172.4)	$26.8

Equity securities & other long-term investments	$(129.3)	$(17.1)	$1.8	$44.9
Less: Deferred income taxes (credits)	(45.2)	(5.9)	.6	15.6
Net changes in unrealized investment gains (losses)	$(84.0)	$(11.1)	$1.1	$29.2
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.5 for both quarters ended June 30, 2013 and 2012, and $1.0 for both six months ended June 30, 2013 and 2012.

(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

4. Pension Plans:

Prior to December 31, 2012, the Company had four separate pension plans covering a portion of its work force. The four plans were the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan), the Old Republic National Title Group Pension Plan (the Title Plan), and the PMA Capital Corporation Pension Plan (the PMA Plan). Effective December 31, 2012, the Bituminous Plan and the Title Plan were merged into the Old Republic Plan. The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. With the exception of the PMA Plan, these plans have been closed to new participants since December 31, 2004; the PMA Plan was frozen as of December 31, 2005. Under the terms of the freeze, the plan is closed to new participants and eligible employees retained all of their rights under the plan that they had vested as of December 31, 2005 but do not accrue any additional benefits thereafter. Plan assets are comprised principally of bonds, common stocks and short-term investments. Cash contributions of $.4 were made to the pension plans in the first six months of 2013, and additional cash contributions of $13.0 are expected to be made in the remaining portion of calendar year 2013.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
General Insurance:
Including CCI run-off business:
Net premiums earned	$621.4	$575.6	$1,229.4	$1,136.7
Net investment income and other income	83.8	93.7	165.5	190.6
Total revenues before realized gains or losses	$705.2	$669.4	$1,395.0	$1,327.3
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$63.0	$9.7	$131.9	$80.8
Income tax expense (credits) on above	$20.3	$(.4)	$43.1	$22.1

All CCI run-off business:
Net premiums earned	$7.1	$11.5	$15.0	$23.6
Net investment income and other income	—	—	.1	—
Total revenues before realized gains or losses	$7.2	$11.5	$15.1	$23.6
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$—	$(49.8)	$(7.2)	$(59.3)
Income tax expense (credits) on above	$—	$(17.4)	$(2.5)	$(20.7)

Total excluding all CCI run-off business:
Net premiums earned	$614.2	$564.1	$1,214.4	$1,113.1
Net investment income and other income	83.7	93.7	165.4	190.6
Total revenues before realized gains or losses	$697.9	$657.8	$1,379.8	$1,303.7
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$63.1	$59.6	$139.2	$140.1
Income tax expense (credits) on above	$20.4	$16.9	$45.7	$42.9

Title Insurance:
Net premiums earned	$393.1	$296.3	$748.3	$557.3
Title, escrow and other fees	122.2	107.1	227.6	201.1
Sub-total	515.4	403.4	975.9	758.4
Net investment income and other income	7.2	7.6	14.4	14.9
Total revenues before realized gains or losses	$522.6	$411.1	$990.3	$773.4
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$40.4	$22.5	$61.9	$31.9
Income tax expense (credits) on above	$14.6	$7.9	$22.2	$11.3

RFIG Run-off Business:
Excluding CCI run-off business:
Net premiums earned	$71.6	$96.3	$151.6	$199.6
Net investment income and other income	9.3	9.6	18.4	20.3
Total revenues before realized gains or losses	$81.0	$105.9	$170.0	$219.9
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$55.5	$(110.3)	$42.4	$(192.1)
Income tax expense (credits) on above	$19.4	$(38.6)	$14.8	$(67.2)

All CCI run-off business:
Net premiums earned	$7.1	$11.5	$15.0	$23.6
Net investment income and other income	—	—	.1	—
Total revenues before realized gains or losses	$7.2	$11.5	$15.1	$23.6
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$—	$(49.8)	$(7.2)	$(59.3)
Income tax expense (credits) on above	$—	$(17.4)	$(2.5)	$(20.7)

Total RFIG run-off MI and CCI business:
Net premiums earned	$78.8	$107.8	$166.6	$223.2
Net investment income and other income	9.4	9.6	18.6	20.3
Total revenues before realized gains or losses	$88.3	$117.5	$185.2	$243.5
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$55.4	$(160.2)	$35.1	$(251.5)
Income tax expense (credits) on above	$19.3	$(56.0)	$12.3	$(87.9)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Consolidated Revenues:
Total revenues of above Company segments	$1,308.9	$1,186.5	$2,555.5	$2,320.7
Other sources (b)	29.6	31.7	63.2	68.9
Consolidated net realized investment gains (losses)	137.1	22.0	141.7	24.9
Consolidation elimination adjustments	(14.2)	(16.3)	(28.9)	(32.5)
Consolidated revenues	$1,461.5	$1,223.9	$2,731.5	$2,382.0

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$158.9	$(78.0)	$236.3	$(79.4)
Other sources - net (b)	.1	(2.2)	2.8	(6.5)
Consolidated net realized investment gains (losses)	137.1	22.0	141.7	24.9
Consolidated income (loss) before income
taxes (credits)	$296.3	$(58.3)	$380.8	$(60.9)

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$54.3	$(31.1)	$80.3	$(33.6)
Other sources - net (b)	—	(.8)	.7	(2.4)
Income tax expense (credits) on consolidated
net realized investment gains (losses)	48.0	7.7	49.5	8.7
Consolidated income tax expense (credits)	$102.3	$(24.2)	$130.6	$(27.3)

	June 30,	December 31,
	2013	2012
Consolidated Assets:
General Insurance	$12,944.9	$12,770.2
Title Insurance	1,109.8	1,076.5
RFIG Run-off Business	1,915.9	2,051.1
Total assets for the above company segments	15,970.7	15,897.9
Other assets (b)	651.6	626.2
Consolidation elimination adjustments	(323.0)	(297.3)
Consolidated assets	$16,299.3	$16,226.8
__________

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $7.1 and $14.2 compared to $6.9 and $13.8 for the quarter and six months ended June 30, 2013 and 2012, respectively; Title - $1.9 and $3.9 compared to $2.0 and $4.0 for the quarter and six months ended June 30, 2013 and 2012, respectively, and RFIG run-off - $0 and $0 compared to $2.1 and $4.2 for the quarter and six months ended June 30, 2013 and 2012, respectively.

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

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted Republic Mortgage Insurance Company's ("RMIC") statutory capital base and forced it to discontinue writing new business. The insurance laws of 16 jurisdictions, including RMIC's and its affiliate company, Republic Mortgage Insurance Company of North Carolina's ("RMICNC") domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a "minimum policyholder position" ("MPP") of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and RMICNC, discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business.

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

As of June 30, 2013, the accumulated DPO claim reserve amounted to $443.0.

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

The putative class action filed in state court in Kansas City, Missouri on December 7, 2006 (Painter et al. v. Old Republic Title Company of Kansas City and Old Republic National Title Insurance Company) alleging that the companies overcharged title recording fees in a number of states has been settled. The settlement does not result in any material liability to the Company.

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware ("BNYM") in the Circuit Court, Cook County, Illinois (Old Republic Insurance Company, et al. v. Countrywide Bank FSB, et al.) seeking rescission of various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account, a declaratory judgment and money damages based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications. Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies, as well as unspecified compensatory and punitive damages. The Court ruled that Countrywide does not have standing to counterclaim with respect to the policies insuring the securitized loans because those policies were issued to BNYM. In response, Countrywide and BNYM have jointly filed a motion asking the Court to allow an amended counterclaim in which BNYM would raise substantially similar allegations as those raised by Countrywide and make substantially similar requests but with respect to the policies issued to BNYM. The Court has not yet ruled on their motion.

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

After its First Amended Complaint was dismissed on May 4, 2011, on July 19, 2011, J.P. Morgan Chase Bank, N.A. ("Chase") filed a Second Amended Complaint against RMIC in the U.S. District Court for the District of New Jersey arising out of RMIC's rescissions of coverage on approximately 377 mortgage loans. (J.P. Morgan Chase Bank, N.A. v. Republic Mortgage Insurance Company). The Second Amended Complaint alleged that RMIC's rescissions were improper either because the coverage had become incontestable; or the rescissions relied upon evidence that was either improperly obtained or insufficient, unreliable or immaterial; or the rescissions were not permitted by applicable law. Based on these allegations, Chase asserted claims for breach of contract, breach of good faith and fiduciary duties, negligence and violations of Colorado and Louisiana insurance laws and seeks declaratory relief and unspecified compensatory, treble and punitive damages. Chase subsequently reduced the number of loans in dispute from 377 to 190. On July 23, 2013, the parties agreed to a non-monetary settlement and dismissal of the suit.

On January 4, 2013, a purported class action suit alleging RESPA violations was filed in the Federal District Court, for the Eastern District of Pennsylvania targeting RMIC, and four other mortgage guaranty insurance companies and HSBC Bank USA, N.A., and its wholly-owned captive insurance subsidiary. (Ba, Chip, et al. v. HSBC Bank USA, N.A., et al). The lawsuit is one of twelve against various lenders, their captive reinsurers and the mortgage insurers, filed by the same law firms, all of which were substantially identical in alleging that the mortgage guaranty insurers had reinsurance arrangements with the defendant banks' captive insurance subsidiaries under which payments were made in violation of the anti-kickback and fee splitting prohibitions of Sections 8(a) and 8(b) of RESPA. Eleven of the twelve suits have been dismissed. The remaining suit seeks unspecified damages, costs, fees and the return of the allegedly improper payments. A class has not been certified in the suit and RMIC has filed a motion to dismiss the case.

A purported state class action suit was filed against Old Republic Title Company in the Superior Court of California for Orange County on January 7, 2011, on behalf of the Company's escrow officers and escrow assistants in the State of California. (Hinrichs v. Old Republic Title Company). The Company filed a demur to the complaint, and in response, plaintiff filed an Amended Complaint on January 5, 2012 adding another named plaintiff. The suit alleged that the Company failed to pay overtime, failed to calculate overtime properly, denied meal breaks and rest breaks and failed to itemize pay statements, in violation of the California Labor Code and seeks compensatory damages, statutory penalties, interest, costs and attorneys' fees for the period from January 7, 2007 to the present. The case has been settled for the estimated liability previously recorded.

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

On May 16, 2013, Bank of America, N.A. ("B of A") filed a demand for arbitration with the American Arbitration Association against both Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together, "RMIC") under the arbitration provisions of the RMIC Master Policy of mortgage guaranty insurance issued to B of A. The demand relates to RMIC's denials of certain claims and rescissions of coverage as to other claims. B of A alleges RMIC's actions were in breach of contract, in breach of RMIC's duty of good faith and fair dealing and in bad faith. The allegations are substantially similar to those raised by B of A's affiliates, Countrywide Financial Corporation and Countrywide Home Loans, Inc. in their arbitration demand against RMIC. B of A is a plaintiff in that proceeding as well, in its capacity as successor in interest to Countrywide Bank, N.A. B of A's demand requests a declaratory judgment with respect to the interpretation of certain policy provisions, B of A's compliance with certain terms and conditions of the policy, and the propriety of certain coverage positions and claims administration procedures of RMIC. The demand also seeks money damages estimated by B of A to be at least $63.8, unspecified punitive, compensatory and consequential damages, interest, attorney's fees and costs.

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

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$610.7	$550.0	$568.5
ESSOP debt with an average yield of 3.70%
and 3.74%, respectively	18.0	18.0	20.8	20.8
Other miscellaneous debt	1.9	1.9	2.0	2.0
Total debt	$570.0	$630.8	$572.9	$591.5

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

At June 30, 2013, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management continues to explore the Company's options to address possibly greater liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend and financing capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
June 30, 2013	$570.0	$630.8	$—	$610.7	$20.0
December 31, 2012	$572.9	$591.5	$—	$568.5	$22.9

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANAYLSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2013 and 2012
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for 1.3% of consolidated operating revenues for the six months ended June 30, 2013 and 1.4% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

In late March 2012, the Company announced that its General Insurance Group's Consumer Credit Indemnity (CCI) division would be combined with its Mortgage Guaranty (MI) business in a renamed Republic Financial Indemnity Group, Inc. ("RFIG") run-off segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints. The combination affects the manner in which segmented information is presented. The operating results of the combined coverages are therefore shown as a single run-off book of business within ORI's consolidated operations.

	Financial Highlights
	Quarters Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Operating Revenues:
Excluding run-off business	$1,236.0	$1,084.4	14.0%	$2,404.5	$2,113.4	13.8%
RFIG run-off business	88.3	117.5	(24.8)	185.2	243.5	(23.9)
Total	$1,324.3	$1,201.9	10.2%	$2,589.8	$2,357.0	9.9%
Net Operating Income (Loss):
Excluding run-off business	$68.7	$55.7	23.3%	$135.2	$113.7	18.9%
RFIG run-off business	36.0	(104.1)	134.6	22.8	(163.5)	114.0
Total	104.8	(48.3)	316.6	158.0	(49.7)	417.5
Realized Investment
Gains (Losses), net of tax	89.1	14.3	N/M	92.1	16.2	N/M
Net Income (Loss)	$193.9	$(34.0)	N/M	$250.2	$(33.5)	N/M
Components of Net Income (Loss):
Excluding run-off business	$157.6	$61.4	156.5%	$226.8	$121.3	87.0%
RFIG run-off business	36.2	(95.5)	138.0	23.3	(154.8)	115.1
Total	$193.9	$(34.0)	N/M	$250.2	$(33.5)	N/M
Diluted Earnings Per Share:
Net Operating Income (Loss)
Excluding run-off business	$0.25	$0.22	13.6%	$0.49	$0.44	11.4%
RFIG run-off business	0.12	(0.41)	129.3	0.08	(0.63)	112.7
Total	0.37	(0.19)	294.7	0.57	(0.19)	400.0
Realized Investment
Gains (Losses), net of tax	0.30	0.06	N/M	0.31	0.06	N/M
Net Income (Loss)	$0.67	$(0.13)	N/M	$0.88	$(0.13)	N/M
Components of Net Income (Loss):
Excluding run-off business	$0.55	$0.24	129.2%	$0.80	$0.47	70.2%
RFIG run-off business	0.12	(0.37)	132.4	0.08	(0.60)	113.3
Total	$0.67	$(0.13)	N/M	$0.88	$(0.13)	N/M

Cash Dividends Per Share	$0.1800	$0.1775	1.4%	$0.3600	$0.3550	1.4%
Ending Book Value Per Share				$13.95	$14.50	(3.8)%

N/M = not meaningful

Consolidated operating results for this year's second quarter and first half were marked by highly positive underwriting performance in most of Old Republic's active and run-off operations. Year-over-year favorable comparisons were most pronounced in the combined MI and CCI run-off segment which evidenced a further drop in claim costs and a quarterly profit for the first time since Fall 2007. Title insurance earnings rose sharply in reflection of strong revenue growth combined with relatively lower claim and operating expenses. Old Republic's largest business of general insurance posted moderately better performance in this year's second quarter as underwriting results were not burdened by 2012's additional charges attributable to new Financial Accounting Standards Board guidance to account for deferred acquisition costs.

In addition to the strong turn-around in operating earnings, Old Republic's overall performance was much enhanced by the realization of substantial investment gains. These resulted mostly from sales of equity securities including common stock investments whose value was originally impaired in 2008.

Consolidated Results - The major components of Old Republic's consolidated results and other data for the periods reported upon are shown below:

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
General insurance	$697.9	$657.8	$1,379.8	$1,303.7
Title insurance	522.6	411.1	990.3	773.4
Corporate and other	15.4	15.4	34.2	36.3
Subtotal	1,236.0	1,084.4	2,404.5	2,113.4
RFIG run-off business	88.3	117.5	185.2	243.5
Total	$1,324.3	$1,201.9	$2,589.8	$2,357.0
Pretax operating income (loss):
General insurance	$63.1	$59.6	$139.2	$140.1
Title insurance	40.4	22.5	61.9	31.9
Corporate and other	0.1	(2.2)	2.8	(6.5)
Subtotal	103.7	79.8	203.9	165.5
RFIG run-off business	55.4	(160.2)	35.1	(251.5)
Total	159.1	(80.3)	239.1	(85.9)
Realized investment gains (losses):
From sales	137.1	22.0	141.7	24.9
From impairments	—	—	—	—
Net realized investment gains (losses)	137.1	22.0	141.7	24.9
Consolidated pretax income (loss)	296.3	(58.3)	380.8	(60.9)
Income taxes (credits)	102.3	(24.2)	130.6	(27.3)
Net income (loss)	$193.9	$(34.0)	$250.2	$(33.5)

Consolidated underwriting ratio:
Including RFIG run-off business:
Benefits and claim ratio	43.0%	65.8%	46.4%	62.7%
Expense ratio	49.6	48.1	49.4	47.8
Composite ratio	92.6%	113.9%	95.8%	110.5%
Excluding RFIG run-off business:
Benefits and claim ratio	43.6%	45.9%	43.7%	45.6%
Expense ratio	52.5	52.5	52.5	52.2
Composite ratio	96.1%	98.4%	96.2%	97.8%

Diluted earnings per share:
Net operating income (loss)	$0.37	$(0.19)	$0.57	$(0.19)
Net realized investment gains (losses)	0.30	0.06	0.31	0.06
Net income (loss)	$0.67	$(0.13)	$0.88	$(0.13)

Cash dividends paid per share	$0.1800	$0.1775	$0.3600	$0.3550

Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.15	$0.17	$0.32	$0.38
Title insurance	0.09	0.06	0.14	0.08
Corporate and other	0.01	(0.01)	0.03	(0.02)
Subtotal	0.25	0.22	0.49	0.44
RFIG run-off business	0.12	(0.41)	0.08	(0.63)
Total	0.37	(0.19)	0.57	(0.19)
Net realized investment gains (losses)	0.30	0.06	0.31	0.06
Net income (loss)	$0.67	$(0.13)	$0.88	$(0.13)

The preceding tables show operating and net income or loss to highlight the effects of realized investment gain or loss recognition on period-to-period comparisons. The recognition of realized investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recording of estimated losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Accordingly, management uses net operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, believing that this measure enhances an understanding of Old Republic's core business results. Operating income, however, does not replace net income determined in accordance with GAAP as a measure of total profitability. The composition of realized gains or losses is shown below:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Actual net gain from sales	$5.7	$—	$10.3	$—
Accounting adjustment of gain for impairment
charges taken in prior periods	131.3	—	131.3	—
Net gain from actual sales	137.1	22.0	141.7	24.9
Net realized losses from impairments	—	—	—	—
Net pretax realized investment gains (losses) reported herein	$137.1	$22.0	$141.7	$24.9

General Insurance Results - As the following table shows, operating earnings excluding the CCI coverage were moderately higher in this year's second quarter and basically flat in the first half.

	General Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
A. Prior to reclassification/
Including CCI run-off business:
Net premiums earned	$621.4	$575.6	7.9%	$1,229.4	$1,136.7	8.2%
Net investment income	61.6	66.7	(7.6)	123.9	133.3	(7.1)
Benefits and claim costs	462.7	471.5	(1.9)	909.3	871.7	4.3
Pretax operating income (loss)	$63.0	$9.7	N/M	$131.9	$80.8	63.3%

Claim ratio	74.5%	81.9%	74.0%	76.7%
Expense ratio	24.1	26.5	24.1	26.3
Composite ratio	98.6%	108.4%	98.1%	103.0%

B. All CCI run-off
business reclassification(*):
Net premiums earned	$7.1	$11.5	(37.7)%	$15.0	$23.6	(36.4)%
Net investment income	—	—	—	0.1	—	—
Benefits and claim costs	6.6	60.4	(89.0)	21.7	80.7	(73.0)
Pretax operating income (loss)	$—	$(49.8)	99.8%	$(7.2)	$(59.3)	87.8%

Claim ratio	93.0%	524.6%	145.0%	341.9%
Expense ratio	9.4	8.3	4.4	9.5
Composite ratio	102.4%	532.9%	149.4%	351.4%

C. After reclassification/
Total Excluding all CCI run-off business:
Net premiums earned	$614.2	$564.1	8.9%	$1,214.4	$1,113.1	9.1%
Net investment income	61.5	66.6	(7.7)	123.7	133.3	(7.2)
Benefits and claim costs	456.1	411.0	11.0	887.5	791.0	12.2
Pretax operating income (loss)	$63.1	$59.6	5.8%	$139.2	$140.1	(0.7)%

Claim ratio	74.3%	72.9%	73.1%	71.1%
Expense ratio	24.2	26.9	24.3	26.7
Composite ratio	98.5%	99.8%	97.4%	97.8%
__________________

(*) In connection with the previously noted MI / CCI combination, $.6 and $(6.4) of pretax operating income (losses) for the second quarter and first half of 2013, and $(48.7) and $(58.1) of pretax operating losses for the second quarter and first half of 2012, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Favorable premium trends in workers' compensation, liability, and certain other general insurance coverages were most responsible for this year's revenue growth. Old Republic's specialized insurance services in such fields as aviation, construction, energy, home warranty, trucking, and large account risk management provided the main impetus to revenue growth. The combination of moderate rate improvements garnered over the past two years or so, and the slowly strengthening pace of U.S. economic activity were major underlying factors in this regard.

As in all other segments, net investment income fell by high single digits. While operating cash flow was positive and additive to the invested asset base, market yields on newly invested equity and fixed income securities remained in a depressed state.

As Section (C) in the preceding table shows, this year's general insurance composite ratio was relatively flat in comparison with 2012. The claim ratio component was slightly higher for 2013 as loss costs in the workers' compensation and general liability lines in particular remained at high levels. This increase was more than offset by a comparatively lower expense ratio. A large portion of the decline in this year's expense ratio relates to additional expense charges of 2.0 percentage points in each of last year's second quarter and first half pursuant to new Financial Accounting Standards Board guidance which took effect on January 1, 2012.

Title Insurance Results - Recently positive operating momentum in Old Republic's title insurance business accelerated in the first half of 2013. The following performance highlights portray this year's earnings progress:

	Title Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Net premiums and fees earned	$515.4	$403.4	27.7%	$975.9	$758.4	28.7%
Net investment income	6.3	6.8	(6.9)	12.9	13.6	(5.4)
Claim costs	35.2	29.4	19.5	66.7	55.1	21.1
Pretax operating income (loss)	$40.4	$22.5	79.5%	$61.9	$31.9	93.9%

Claim ratio	6.8%	7.3%	6.8%	7.3%
Expense ratio	86.2	88.3	87.7	89.8
Composite ratio	93.0%	95.6%	94.5%	97.1%

Growth in title insurance premiums and fees benefited from the same positive factors that have taken hold in recent times. Most importantly these include market share gains, steadily improving housing sales and related financing transactions, and a relatively low mortgage interest rate environment. From an underwriting perspective, 2013 claim ratios were lower in relation to 2012 as claim frequency and severity continued to abate. Year-over-year expense ratio comparisons reflected further improvements due to the combination of firm expense management and operating leverage arising from a growing book of business.

RFIG Run-off Business Results - The table below reflects RFIG's comparative results before and after the above noted combination of Old Republic's mortgage guaranty and consumer credit indemnity coverages in a single run-off business segment.

	RFIG Run-off Business
	Quarters Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
A. Prior to reclassification/
Excluding CCI run-off business:
Net premiums earned	$71.6	$96.3	(25.6)%	$151.6	$199.6	(24.1)%
Net investment income	9.3	9.6	(2.3)	18.4	19.9	(7.3)
Claim costs	19.7	205.8	(90.4)	115.5	385.2	(70.0)
Pretax operating income (loss)	$55.5	$(110.3)	150.3%	$42.4	$(192.1)	122.1%

Claim ratio	27.5%	213.7%	76.2%	193.0%
Expense ratio	8.1	8.5	8.0	11.2
Composite ratio	35.6%	222.2%	84.2%	204.2%

B. CCI run-off business
reclassification(*):
Net premiums earned	$7.1	$11.5	(37.7)%	$15.0	$23.6	(36.4)%
Net investment income	—	—	—	0.1	—	—
Claim costs	6.6	60.4	(89.0)	21.7	80.7	(73.0)
Pretax operating income (loss)	$—	$(49.8)	99.8%	$(7.2)	$(59.3)	87.8%

Claim ratio	93.0%	524.6%	145.0%	341.9%
Expense ratio	9.4	8.3	4.4	9.5
Composite ratio	102.4%	532.9%	149.4%	351.4%

C. After reclassification/ Total
RFIG run-off MI and CCI business:
Net premiums earned	$78.8	$107.8	(26.9)%	$166.6	$223.2	(25.4)%
Net investment income	9.4	9.6	(1.7)	18.6	19.9	(6.6)
Claim costs	26.4	266.3	(90.1)	137.2	465.9	(70.5)
Pretax operating income (loss)	$55.4	$(160.2)	134.6%	$35.1	$(251.5)	114.0%

Claim ratio	33.5%	246.9%	82.4%	208.7%
Expense ratio	8.3	8.5	7.7	11.0
Composite ratio	41.8%	255.4%	90.1%	219.7%
__________________

(*) In connection with the previously noted MI / CCI combination, $.6 and $(6.4) of pretax operating income (losses) for the second quarter and first half of 2013, and $(48.7) and $(58.1) of pretax operating losses for the second quarter and first half of 2012, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Both MI and CCI premiums registered continued declines in the first half of 2013 - a natural outcome of a run-off book of business devoid of new premium production since at least 2011. Net investment income also fell in light of a pervasively low yield environment affecting this segment's declining invested asset base.

The substantial year-over-year improvement in mortgage guaranty operating results was due to significantly lower claim provisions. These emanated from the combined effects of a downtrend in newly reported defaults and the rate at which previously reported defaults have cured or have otherwise been resolved without payment. All of this led to highly favorable developments of year-end 2012 claim reserves. These (favorable) reserve developments accounted for (reductions) of (66.1), (133.2), and (97.8) percentage points in the reported claim ratio for this year's first and second quarters and first half, respectively. By contrast, (favorable) and unfavorable 2012 developments of year-end 2011 reserves (reduced) or raised last year's reported claim ratios by (4.3), 34.3, and 14.4 percentage points in the first and second quarter and first half, respectively. The contrasting effects on 2013 and 2012 reported claim ratios of such disparate development patterns in previously established claim reserves are reflective of improving but still unsettled trends in home prices, foreclosure activity, and real estate markets generally.

Section (B) in the above table shows 100% of CCI results fully reclassified for segment reporting purposes. 2013 performance was favorably affected by claim provisions which were much lower than comparable charges in 2012. This year's lower costs were mostly attributable to much greater than anticipated claim salvage recoveries and to claim provisions for estimated litigation costs which were lower than those charged in last year's second quarter.

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

	Corporate and Other Operations
	Quarters Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Life & accident premiums earned	$13.7	$13.0	5.1%	$30.8	$31.3	(1.5)%
Net investment income	1.4	1.8	(19.0)	2.9	3.9	(26.2)
Other income	0.2	0.4	(56.1)	0.5	1.0	(50.6)
Benefits and claim costs	7.6	9.7	(21.5)	17.3	21.0	(17.5)
Insurance expenses	7.0	6.2	13.3	14.7	14.3	2.7
Corporate, interest, and
other expenses-net	0.5	1.7	(67.8)	(0.5)	7.5	(107.8)
Pretax operating income (loss)	$0.1	$(2.2)	108.2%	$2.8	$(6.5)	142.9%

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic's consolidated cash and invested assets as well as shareholders' equity account at the dates shown:

		Cash, Invested Assets, and Shareholders' Equity
					% Change
		June 30,	Dec. 31,	June 30,	June '13/	June '13/
		2013	2012	2012	Dec. '12	June '12/
Cash and invested assets:	Fair value basis	$10,818.6	$10,800.6	$10,464.2	0.2%	3.4%
	Original cost basis	$10,221.1	$10,071.4	$9,774.6	1.5%	4.6%

Shareholders' equity:	Total	$3,584.5	$3,596.2	$3,712.3	(0.3)%	(3.4)%
	Per common share	$13.95	$14.03	$14.50	(0.6)%	(3.8)%

Composition of shareholders' equity per share:
Equity before items below		$12.76	$12.15	$12.64	5.0%	0.9%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		1.19	1.88	1.86
Total		$13.95	$14.03	$14.50	(0.6)%	(3.8)%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment		$14.19	$14.25	$14.12	(0.4)%	0.5%
RFIG run-off segment		(0.24)	(0.22)	0.38
Total		$13.95	$14.03	$14.50	(0.6)%	(3.8)%

Cash flow from consolidated operating activities was $278.3 for this year's first six months compared to $130.3 for the year-earlier period. Substantially all of these funds arose in the Company's general and title insurance segments.

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

The following table shows the changes in the shareholders' equity account consisting of the Company's net income or loss, dividend payments to shareholders, and changes in the value of invested assets carried at fair value. The reduction in shareholders' equity per share in this year's second quarter and first half was largely attributable to the decline in the fair value of the Company's invested asset portfolio resulting most significantly from a rising interest rate market environment.

	Shareholders' Equity Per Share
	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2013	2013	2012
Beginning balance	$14.31	$14.03	$14.76
Changes in shareholders' equity:
Net operating income (loss)	0.41	0.61	(0.19)
Net realized investment gains (losses):
From sales	0.35	0.36	0.06
From impairments	—	—	—
Subtotal	0.35	0.36	0.06
Net unrealized investment gains (losses)	(0.93)	(0.67)	0.22
Total realized and unrealized investment gains (losses)	(0.58)	(0.31)	0.28
Cash dividends	(0.18)	(0.36)	(0.36)
Stock issuance, foreign exchange, and other transactions	(0.01)	(0.02)	0.01
Net change	(0.36)	(0.08)	(0.26)
Ending balance	$13.95	$13.95	$14.50

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

FINANCIAL POSITION

The Company's financial position at June 30, 2013 reflected increases in assets and liabilities of .4% and .7%, respectively, and a decrease in common shareholders' equity of .3% when compared to the immediately preceding year-end. Cash and invested assets represented 66.4% and 66.6% of consolidated assets as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, the cash and invested asset base increased by .2% to $10,818.6.

Investments - During the first six months of 2013 and 2012, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities. At both June 30, 2013 and 2012, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. The Company does not have any exposure to European sovereign debt instruments. At June 30, 2013, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2013. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	June 30,	December 31,
	2013	2012
Aaa	14.8%	15.2%
Aa	10.8	11.5
A	35.8	34.2
Baa	37.1	38.4
Total investment grade	98.5	99.3
All other (b)	1.5	.7
Total	100.0%	100.0%
__________

(a)
Credit quality ratings used are those assigned primarily by Moody's for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor's ("S&P") for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody's ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

June 30, 2013	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Natural Gas	$10.1		$.6
Basic Industry	5.1		.1
Consumer Non Durable	8.9		.1
Health Care	12.2		.1
Other (includes 2 industry groups)	5.6		.1
Total	$42.1	(c)	$1.3
__________

(c)	Represents .5% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

June 30, 2013	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$248.8		$9.1
Basic Industry	182.6		7.9
Energy	189.2		5.7
Industrial	191.5		4.7
Other (includes 17 industry groups)	1,200.1		28.6
Total	$2,012.3	(d)	$56.2
__________

(d)	Represents 24.2% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

June 30, 2013	Adjusted Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Health Care	$30.5		$.4
Energy	13.0		.3
Utilities	8.7		.3
Natural Gas	5.0		.2
Other (includes 3 industry groups)	13.0		.1
Total	$70.3	(e)	$1.5	(f)
__________

(e)	Represents 12.3% of the total equity securities portfolio.

(f)	Represents .3% of the cost of the total equity securities portfolio, while gross unrealized gains represent 51.1% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
June 30, 2013	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$23.4	$7.7	$—	$—
Due after one year through five years	789.9	19.3	10.8	.2
Due after five years through ten years	1,199.4	10.1	44.5	.6
Due after ten years	41.6	5.0	2.2	.4
Total	$2,054.5	$42.1	$57.6	$1.3

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
June 30, 2013	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$53.5	$—	$—	$53.5
Seven to twelve months	2.6	—	—	2.6
More than twelve months	1.0	.3	—	1.4
Total	$57.2	$.3	$—	$57.6
Equity Securities:
One to six months	$1.5	$—	$—	$1.5
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	$1.5	$—	$—	$1.5

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	399	—	—	399
Seven to twelve months	8	—	—	8
More than twelve months	8	1	—	9
Total	415	1	—	416	(g)
Equity Securities:
One to six months	9	—	—	9
Seven to twelve months	—	—	—	—
More than twelve months	—	—	1	1
Total	9	—	1	10	(g)
__________

(g)	At June 30, 2013 the number of issues in an unrealized loss position represent 23.7% as to fixed maturities, and 14.7% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (June 30, 2013 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	June 30,	December 31,
	2013	2012
Maturity Ranges:
Due in one year or less	13.9%	15.7%
Due after one year through five years	45.0	41.6
Due after five years through ten years	38.8	40.1
Due after ten years through fifteen years	1.0	1.0
Due after fifteen years	1.3	1.6
Total	100.0%	100.0%

Average Maturity in Years	4.7	4.7
Duration (h)	4.0	4.1
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.0 as of June 30, 2013 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.0%.

Composition of Unrealized Gains (Losses)

	June 30,	December 31,
	2013	2012
Fixed Maturity Securities:
Amortized cost	$8,327.0	$7,993.1
Estimated fair value	8,635.2	8,566.2
Gross unrealized gains	365.8	579.5
Gross unrealized losses	(57.6)	(6.5)
Net unrealized gains (losses)	$308.2	$573.0

Equity Securities:
Original cost	$573.3	$583.5
Adjusted cost(*)	573.3	452.1
Estimated fair value	864.9	739.7
Gross unrealized gains	293.0	290.5
Gross unrealized losses	(1.5)	(2.9)
Net unrealized gains (losses)	$291.5	$287.5
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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $350.6 in dividends from its subsidiaries in 2013 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At June 30, 2013, the Company's consolidated debt to equity ratio was 15.9%, a level it currently does not expect to exceed in the foreseeable future.

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

At June 30, 2013, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management is exploring a number of options to address its liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend and financing capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

Capitalization - Old Republic's total capitalization of $4,154.6 at June 30, 2013 consisted of debt of $570.0 and common shareholders' equity of $3,584.5. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended, changes in the fair value of invested assets, and dividend payments.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 30% of 2013 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 70% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2010	$1,694.2	$1,211.0	$586.8	$81.4	$3,573.5	5.4%
2011	2,109.4	1,362.4	503.2	74.9	4,050.1	13.3
2012	2,324.4	1,677.4	410.5	58.6	4,471.0	10.4
Six Months Ended June 30:
2012	1,113.1	758.4	223.2	31.3	2,126.1	7.3
2013	1,214.4	975.9	166.6	30.8	2,387.9	12.3
Quarters Ended June 30:
2012	564.1	403.4	107.8	13.0	1,088.5	11.3
2013	$614.2	$515.4	$78.8	$13.7	$1,222.2	12.3%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2010	26.5%	40.0%	6.6%	9.4%	6.7%	10.8%
2011	38.3	33.6	4.9	7.8	5.9	9.5
2012	39.7	33.0	4.2	7.6	6.2	9.3
Six Months Ended June 30:
2012	39.1	33.4	4.3	7.7	6.2	9.3
2013	39.6	33.1	3.8	7.9	6.0	9.6
Quarters Ended June 30:
2012	38.3	33.3	4.2	7.7	6.2	10.3
2013	38.8%	33.4%	3.7%	7.8%	5.7%	10.6%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2010	35.6%	64.4%
2011	32.6	67.4
2012	32.3	67.7
Six Months Ended June 30:
2012	33.4	66.6
2013	29.9	70.1
Quarters Ended June 30:
2012	33.5	66.5
2013	30.5%	69.5%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2010	$529.5	$498.8	82.1%	88.0%
2011	468.1	444.9	83.2	85.3
2012	387.3	368.0	80.7	85.3
Six Months Ended June 30:
2012	209.2	199.6	82.0	86.1
2013	157.2	151.6	79.5%	82.8%
Quarters Ended June 30:
2012	101.0	96.3
2013	$74.2	$71.6

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans that were underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.7% of total net risk in force as of June 30, 2013, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets accelerated and mortgage lending standards tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans became more significant drivers of increased claim costs through 2012.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2010	$16,557.4	$1,187.0	$256.1	$18,000.6
2011	14,476.9	1,017.7	176.3	15,671.0
2012	11,911.1	850.7	89.8	12,851.6
As of June 30:
2012	13,184.3	938.7	158.1	14,281.3
2013	$10,703.0	$773.7	$63.3	$11,540.1

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2010	6.4%	27.5%	64.7%	1.4%
2011	6.2	26.8	65.7	1.3
2012	6.4	27.5	65.0	1.1
As of June 30:
2012	6.3	27.0	65.5	1.2
2013	6.5%	27.9%	64.4%	1.2%

Bulk(a):
As of December 31:
2010	23.2%	32.1%	44.6%	.1%
2011	24.0	32.2	43.7	.1
2012	24.0	32.5	43.3	.2
As of June 30:
2012	24.2	32.3	43.4	.1
2013	23.9%	32.9%	43.1%	.1%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2010	5.3%	37.0%	31.9%	25.8%
2011	5.1	36.2	32.9	25.8
2012	4.6	35.2	32.9	27.3
As of June 30:
2012	4.9	35.7	32.9	26.5
2013	4.4%	34.6%	32.6%	28.4%

Bulk(a):
As of December 31:
2010	57.7%	22.8%	9.6%	9.9%
2011	57.1	22.9	9.8	10.2
2012	56.7	23.3	10.0	10.0
As of June 30:
2012	57.1	23.0	9.9	10.0
2013	56.5%	23.5%	10.1%	9.9%
__________

(a)	Bulk pool risk in-force, which represented 31.8% of total bulk risk in-force at June 30, 2013, has been allocated pro-rata based on insurance in-force.

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

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2010	8.7%	7.5%	5.2%	5.0%	5.1%	4.7%	4.2%	3.1%	3.3%	2.9%
2011	8.8	7.5	5.2	5.0	5.0	4.8	4.3	3.3	3.3	3.0
2012	8.6	7.7	5.3	5.1	5.0	4.8	4.3	3.5	3.3	3.1
As of June 30:
2012	8.7	7.5	5.2	5.0	5.0	4.8	4.3	3.4	3.3	3.1
2013	8.5%	7.7%	5.4%	5.1%	4.9%	4.8%	4.3%	3.7%	3.3%	3.2%

		Bulk (a)
	TX	FL	GA	IL	CA	CO	PA	NJ	OH	NY
As of December 31:
2010	5.3%	9.9%	4.3%	4.0%	15.8%	3.0%	3.1%	3.3%	3.9%	6.0%
2011	5.4	9.9	4.3	4.0	14.9	3.0	3.1	3.5	3.9	6.5
2012	5.3	9.9	4.3	4.0	13.9	3.0	3.3	3.7	4.0	7.1
As of June 30:
2012	5.4	9.8	4.3	4.0	14.4	3.0	3.2	3.5	4.0	6.8
2013	5.3%	9.7%	4.3%	4.0%	14.0%	2.9%	3.3%	3.9%	3.9%	7.5%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2010	92.4%	7.6%
2011	92.8	7.2
2012	92.8	7.2
As of June 30:
2012	92.8	7.2
2013	92.7%	7.3%

Bulk (a):
As of December 31:
2010	57.7%	42.3%
2011	58.4	41.6
2012	58.2	41.8
As of June 30:
2012	58.6	41.4
2013	58.3%	41.7%
__________

(a)	Bulk pool risk in-force, which represented 31.8% of total bulk risk in-force at June 30, 2013, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2010	96.8%	3.2%
2011	97.0	3.0
2012	97.1	2.9
As of June 30:
2012	97.0	3.0
2013	97.1%	2.9%

Bulk (a):
As of December 31:
2010	69.6%	30.4%
2011	71.0	29.0
2012	72.6	27.4
As of June 30:
2012	72.1	27.9
2013	73.5%	26.5%
__________

(a)	Bulk pool risk in-force, which represented 31.8% of total bulk risk in-force at June 30, 2013, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2010	$87.9	$1,518.6
2011	58.3	1,263.1
2012	42.4	1,141.6
Six Months Ended June 30:
2012	23.6	1,192.6
2013	15.0	$1,039.4
Quarters Ended June 30:
2012	11.5
2013	$7.1

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2011	$6,610.7	$683.7	$1,654.0	$796.6	$9,745.2	$750.3	$10,495.5
2012	6,742.7	785.7	1,766.3	450.1	9,744.9	863.8	10,608.8
As of June 30:
2012	6,537.7	712.7	1,634.0	539.2	9,423.6	836.6	10,260.3
2013	$6,918.4	$828.7	$1,753.4	$515.8	$10,016.4	$600.2	$10,616.6

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2010	$260.1	$26.5	$85.0	$7.3	$379.0	3.94%	3.80%
2011	270.5	27.3	59.3	7.4	364.6	3.71	3.51
2012	264.9	27.3	36.3	7.9	336.5	3.40	3.19
Six Months Ended
June 30:
2012	133.3	13.6	19.9	3.9	170.9	3.51	3.29
2013	123.7	12.9	18.6	2.9	158.2	3.18	2.98
Quarters Ended
June 30:
2012	66.6	6.8	9.6	1.8	85.0	3.50	3.27
2013	$61.5	$6.3	$9.4	$1.4	$78.8	3.16%	2.95%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first six months of 2013 and 2012, 92.0% and 59.6%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. The amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown.

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2010	$79.1	$31.2	$110.3	$—	$(1.2)	$(1.2)	$109.1
2011	142.6	23.1	165.8	—	(50.2)	(50.2)	115.5
2012	32.7	15.3	48.1	—	(.2)	(.2)	47.8
Six Months Ended
June 30:
2012	18.6	6.3	24.9	—	—	—	24.9
2013	3.8	137.8	141.7	—	—	—	141.7
Quarters Ended
June 30:
2012	16.9	5.0	22.0	—	—	—	22.0
2013	$2.9	$134.1	$137.1	$—	$—	$—	$137.1

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of June 30, 2013 and December 31, 2012:

	Claim and Loss Adjustment Expense Reserves
	June 30, 2013		December 31, 2012
	Gross	Net	Gross	Net

Workers' compensation	$3,642.9	$2,023.6	$3,589.6	$1,959.8
General liability	1,392.2	645.8	1,384.3	643.0
Commercial automobile (mostly trucking)	1,187.3	989.9	1,159.8	968.3
Other coverages	526.7	357.4	527.3	335.2
Unallocated loss adjustment expense reserves	175.9	139.1	175.6	142.4
Total general insurance reserves	6,925.3	4,156.0	6,836.8	4,048.9
Title	433.5	433.5	396.4	396.4
RFIG Run-off	1,928.2	1,886.2	2,051.0	1,994.8
Life and accident	18.5	15.5	18.9	15.9
Total claim and loss adjustment expense reserves	$9,305.7	$6,491.3	$9,303.3	$6,456.2
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$144.4	$119.8	$147.1	$119.4
% of total general insurance reserves	2.1%	2.9%	2.2%	2.9%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Six Months Ended June 30,
	2013	2012
Net reserve increase(decrease):
General Insurance	$107.0	$53.1
Title Insurance	37.0	25.0
RFIG Run-off	(108.6)	170.1
Other	(.3)	(1.6)
Total	$35.1	$246.6

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	June 30,	December 31,
	2013	2012
General Insurance	$2,034.7	$1,947.0
Title Insurance	376.9	336.9
RFIG Run-off	127.0	147.5
Other	3.4	4.6
Total	$2,542.1	$2,436.1

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

	June 30,	June 30,	December 31,	December 31,
	2013	2012	2012	2011
Estimated reduction in beginning reserve	$174.9	$313.2	$313.2	$710.3
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	38.8	74.2	111.7	223.1
Prior year	55.7	(9.0)	12.2	(340.8)
Sub-total	94.6	65.1	124.0	(117.6)
Estimated rescission reduction in settled claims	(120.0)	(115.4)	(262.3)	(279.5)
Estimated reduction in ending reserve	$149.5	$262.9	$174.9	$313.2

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

There is currently a single instance in which the Company seeks to recover from an insured for previously paid claims. In its counterclaim in the pending arbitration with Countrywide, RMIC is seeking to rescind a June 2006 amendment to a mortgage insurance policy that it contends was fraudulently induced by Countrywide (Countrywide Fin'l Corp. v. Republic Mortg. Ins. Co., Case No. 72 195 Y 0011510 (AAA). The Countrywide parties are Countrywide Financial Corporation, Countrywide Home Loans, Inc., Bank of America, N.A., in its own capacity and as successor by merger of BAC Home Loan Servicing L.P.). The amendment made coverage for a loan immediately incontestable for borrower misrepresentation. The Company seeks a declaration that the amendment is null and void and to recover the claim amounts totaling at least $26.6 that it paid notwithstanding the existence of borrower misrepresentations that otherwise would have supported a rescission of coverage for those loans. The Company does not anticipate recoveries from previously paid claims in its reserving process until such time as a recovery is deemed probable and the amount can be reasonably estimated.

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2010	67.8%	8.0%	169.0%	63.8%
2011	69.2	7.8	230.5	68.3
2012	73.0	7.2	221.8	61.9
Six Months Ended June 30:
2012	71.1	7.3	208.7	62.7
2013	73.1	6.8	82.4	46.4
Quarters Ended June 30:
2012	72.9	7.3	246.9	65.8
2013	74.3%	6.8%	33.5%	43.0%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2010	67.8%	73.0%	70.7%	36.7%	62.8%	64.6%	67.1%
2011	69.2	71.9	72.3	39.2	70.4	64.6	62.8
2012	73.0	75.3	78.6	29.6	71.6	63.8	65.6
Six Months Ended
June 30:
2012	71.1	74.8	74.7	37.0	74.0	60.3	65.8
2013	73.1	78.5	77.1	32.1	60.9	67.9	69.7
Quarters Ended
June 30:
2012	72.9	75.6	75.2	38.1	71.1	74.8	66.8
2013	74.3%	78.0%	77.4%	25.8%	59.9%	72.0%	72.0%

The overall general insurance claims ratio shows a gradually increasing trend for the past three years. To a large extent, this major cost factor reflects greater loss severity for the aggregate commercial automobile (trucking), general liability, and workers' compensation coverages, including the effects of ongoing medical inflation on loss severity.

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

Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, typically workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.2 years (gross) and 8.2 years (net of reinsurance) as of June 30, 2013 and 4.7 years (gross) and 7.6 years (net of reinsurance) as of December 31, 2012. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .1% of general insurance group net incurred losses for the five years ended December 31, 2012.

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

The RFIG Run-off mortgage guaranty claim ratios for the periods presented were affected mostly by varying mortgage guaranty claim payment trends and reserve provisions as well as captive and pool transactions. Claim costs for 2013 were lower year-over-year for the reasons already stated. 2012 and prior years' reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and high unemployment. Trends in expected and actual claim frequency and severity have been affected to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, changes in housing supply relative to demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2010	$47,954	$58,184	15.55%	24.54%	$748.8
2011	48,254	54,956	14.89	21.90	279.5
2012	46,376	53,221	14.70	21.57	262.3
Six Months Ended June 30:
2012	46,925	54,374	14.27	19.96	115.4
2013	44,986	47,631	13.24%	19.64%	120.0
Quarters Ended June 30:
2012	48,052	53,905			64.5
2013	$45,121	$46,741			$58.8
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	VA
As of December 31:
2010	9.6%	32.6%	17.3%	19.2%	22.6%	11.9%	11.5%	16.0%	20.7%	11.7%
2011	8.4	32.2	15.4	20.6	17.1	12.2	12.1	15.4	23.5	11.5
2012	7.9	31.6	13.7	20.8	14.1	11.2	13.9	15.6	26.6	10.8
As of June 30:
2012	7.4	32.2	13.6	20.8	15.7	11.1	12.0	14.8	24.8	10.5
2013	7.1%	28.4%	11.3%	17.8%	10.8%	10.2%	13.2%	13.9%	26.3%	9.6%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	CO	PA	OH	NJ	NY
As of December 31:
2010	15.2%	37.0%	22.3%	28.6%	27.7%	17.6%	20.6%	23.2%	27.9%	23.2%
2011	14.1	34.0	19.5	26.3	21.8	13.4	20.1	19.1	28.2	23.0
2012	13.7	34.2	17.9	27.2	17.6	12.6	21.4	19.5	32.5	25.5
As of June 30:
2012	12.1	32.1	16.3	24.3	18.3	11.4	19.4	18.0	30.4	22.8
2013	12.1%	31.4%	14.2%	23.4%	14.8%	11.5%	19.2%	18.0%	32.9%	24.8%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	NY
As of December 31:
2010	9.9%	32.1%	17.1%	19.1%	23.2%	10.9%	12.1%	16.6%	21.5%	18.0%
2011	8.8	31.6	15.4	20.5	18.1	11.7	12.7	15.7	24.0	19.0
2012	8.4	31.3	13.8	21.3	15.2	11.1	14.5	16.0	27.4	23.0
As of June 30:
2012	7.8	31.3	13.6	21.0	16.3	10.8	12.6	15.1	25.4	20.0
2013	7.5%	28.9%	11.6%	18.1%	12.1%	10.9%	13.7%	14.4%	27.2%	22.6%
__________

(b)	As determined by risk in force as of June 30, 2013, these 10 states represent approximately 50.8%, 58.8%, and 51.1%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2010	$278.3	316.4%	$225.4	256.4%	4.6%	$621.5
2011	111.8	191.7	102.9	176.5	4.4	166.1
2012	73.8	173.9	112.8	265.7	3.9	98.1
Six Months Ended
June 30:
2012	56.1	237.5	80.7	341.9	3.7	56.3
2013	27.8	185.0	21.7	145.0	3.2%	37.9
Quarters Ended
June 30:
2012	30.0	260.3	60.4	524.6		25.6
2013	$13.5	187.9%	$6.6	93.0%		$20.4
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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2010	26.9%	93.0%	13.3%	47.6%
2011	25.2	91.2	22.1	47.5
2012	25.7	89.6	10.4	48.5
Six Months Ended June 30:
2012	26.7	89.8	11.0	47.8
2013	24.3	87.7	7.7	49.4
Quarters Ended June 30:
2012	26.9	88.3	8.5	48.1
2013	24.2%	86.2%	8.3%	49.6%

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

Improvements in the Title expense ratios have continued for reasons already stated.

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2010	94.7%	101.0%	182.3%	111.4%
2011	94.4	99.0	252.6	115.8
2012	98.7	96.8	232.2	110.4
Six Months Ended June 30:
2012	97.8	97.1	219.7	110.5
2013	97.4	94.5	90.1	95.8
Quarters Ended June 30:
2012	99.8	95.6	255.4	113.9
2013	98.5%	93.0%	41.8%	92.6%

Expenses: Income Taxes

The effective consolidated income tax rate (credits) were 34.5% and 34.3% in the second quarter and first six months of 2013, compared to (41.6%) and (44.9%) in the second quarter and first six months of 2012. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

Old Republic's market risk exposures at June 30, 2013, have not materially changed from those identified in the Company's 2012 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	August 2, 2013

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