Form 10-K
period 2013-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2014-03-03
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)
For the fiscal year ended: December 31, 2013 OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☒                    Accelerated filer ☐
Non-accelerated filer    ☐                    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes: / No:X
The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Personal Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2013, the last day of the registrant's most recently completed second fiscal quarter, was $3,046,777,352.
The registrant had 260,468,822 shares of Common Stock outstanding as of January 31, 2014.
Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy statement for the 2014 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 114)	III, Items 10, 11, 12, 13 and 14 IV, Item 15
______________________________________
There are 115 pages in this report

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

In late March of 2012, Old Republic combined its General Insurance Group's Consumer Credit Indemnity division with its mortgage guaranty line (RMIC Companies, Inc. or "RMICC") within a business denoted as the Republic Financial Indemnity Group, Inc. run-off segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints. The combination affects the manner in which segmented information is presented herein. Accordingly, the segmented results in this Annual Report show the combination of these coverages as a single run-off book of business within the Company's consolidated operations.

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

Financial Information Relating to Segments of Business (a)

Net Revenues (b)	($ in Millions)
Years Ended December 31:	2013	2012	2011
General	$2,849.9	$2,699.4	$2,488.6
Title	2,025.6	1,707.1	1,391.8
Corporate & Other - net (c)	65.6	68.3	84.8
Subtotal	4,941.1	4,474.9	3,965.3
RFIG Run-off	353.4	447.3	564.6
Subtotal	5,294.5	4,922.2	4,529.9
Consolidated realized investment gains (losses)	148.1	47.8	115.5
Consolidated	$5,442.7	$4,970.1	$4,645.5

Income (Loss) Before Taxes
Years Ended December 31:	2013	2012	2011
General	$288.3	$261.0	$353.9
Title	124.3	73.8	36.2
Corporate & Other - net (c)	2.1	(2.7)	(14.6)
Subtotal	414.7	332.1	375.5
RFIG Run-off	110.0	(508.6)	(727.8)
Subtotal	524.8	(176.4)	(352.2)
Consolidated realized investment gains (losses)	148.1	47.8	115.5
Consolidated	$672.9	$(128.5)	$(236.7)

Assets
As of December 31:	2013	2012	2011
General	$13,276.6	$12,770.2	$12,384.3
Title	1,185.5	1,076.5	956.2
Corporate & Other - net (c)	249.8	328.9	682.2
Subtotal	14,712.0	14,175.6	14,022.8
RFIG Run-off	1,822.3	2,051.1	2,027.6
Consolidated	$16,534.4	$16,226.8	$16,050.4

Shareholders' Equity
As of December 31:	2013	2012	2011
General (d)	$2,986.3	$2,992.3	$2,952.9
Title (d)	445.2	400.9	323.0
Corporate & Other - net (c)	357.2	259.6	480.2
Subtotal	3,788.8	3,652.9	3,756.3
RFIG Run-off (d)	(13.8)	(56.6)	16.2
Consolidated	$3,775.0	$3,596.2	$3,772.5

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

(d)
Shareholders' equity excludes intercompany financing arrangements for the following segments: General - $585.6, $489.4, and $469.4 as of December 31, 2013, 2012, and 2011, respectively; Title - $143.9, as of December 31, 2013, 2012, and 2011; RFIG Run-off - $- as of December 31, 2013 and 2012, and $175.0 as of December 31, 2011.

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
______
(Parenthetical dates refer to the year(s) when Old Republic's Companies began underwriting the coverages)
______

Commercial automobile, general liability and workers' compensation insurance are typically produced in tandem for many assureds. For 2013, production of workers' compensation direct insurance premiums accounted for approximately 35.8% of consolidated General Insurance Group direct premiums written, while commercial automobile and general liability direct premium production amounted to approximately 27.9% and 11.6%, respectively, of such consolidated totals.

Approximately 91% of general insurance premiums are produced through independent agency or brokerage channels, while the remaining 9% is obtained through direct production facilities.

Title Insurance Group

Old Republic's flagship title insurance company was founded in Minnesota in 1907. The Title Insurance Group's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records, which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2013, approximately 28% of the Company's consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned agency and service subsidiaries of the Company), while the remaining 72% emanated from independent title agents and underwritten title companies.

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
Old Republic's RFIG run-off business consists of its mortgage guaranty and CCI operations.
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

During 2012 the North Carolina Department of Insurance ("NCDOI"), the flagship insurer's main regulator, issued several orders the ultimate effects of which were:

• To place RMIC and its affiliate, Republic Mortgage Insurance Company of North Carolina ("RMICNC") under NCDOI supervision which,among other considerations, requires written approval of the NCDOI Commissioner or its appointed representative for supervision of certain activities and transactions, including the incurrence of any debt or other liabilities, lending of its funds, and termination or entry into new contracts of insurance or reinsurance;
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

RMIC's evaluation of the potential long-term performance of the run-off book of business is based on various modeling techniques. Of necessity the resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's standard model of forecasted results extending through 2022 continues to reflect ultimate profitability for the book of business.

The indicated positive outcome of the standard model notwithstanding, it is possible that MI operating results could nevertheless be negative in the near term. As long as the run-off under NCDOI supervision remains in place, however, the statutory DPO accounting treatment should mitigate the adverse effect of operating losses on the statutory capital balance. In these circumstances, RMIC's and RMICNC's statutory solvency would be retained and the risk of a regulatory receivership action would be averted. In management's opinion, the DPO Plan under NCDOI supervision should be continued for a sufficiently long period of time to achieve the objectives contemplated by the above referenced NCDOI orders. As of December 31, 2013, the total statutory capital, inclusive of accumulated DPO reserve funds of $551.5 million held in RFIG's mortgage insurance subsidiaries was approximately $518.2 million. As of the same date, RFIG's consolidated GAAP capitalization amounted to $(13.8) million (or a negative capital contribution of approximately 5 cents per Old Republic common share).

On October 24, 2013 the Company announced that its RMICC mortgage guaranty subsidiary expects to raise new funds in the capital markets. Substantially all of this capital would be added to the equity resources of RMICC's three mortgage insurance subsidiaries. The addition of capital should permit these carriers to at once support existing policies in-force, pay off heretofore deferred claim payment obligations with agreed-upon interest, exit their current state of supervision under North Carolina insurance regulations, and resume the underwriting of new business beginning in 2014. While the interest charge on outstanding deferred payment obligations has not been agreed upon, it could be material to the Company's results of operations when it is recorded following approval of the NCDOI and the successful completion of the capital raise. In connection with such a transaction, it is expected that Old Republic would contribute up to $50.0 million of this new capital. Upon the successful closing of this transaction, RMICC would be deconsolidated and Old Republic's continuing interest in RMICC and the mortgage guaranty business would consist of a non-controlling equity interest in RMICC. Completion of the transaction cannot be assured and is subject to market conditions and other factors. Moreover, the addition of all new funds to RMICC and its subsidiaries will be contingent on the receipt of certain regulatory approvals. The most essential of these will be required from the North Carolina Department of Insurance, and from Fannie Mae and Freddie Mac with any necessary assent of their FHFA Conservator. See Item 1A - Risk Factors - RFIG Run-off Business.
CCI policies provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of loan balances by individual buyers and borrowers. Claim costs are typically affected by unemployment, bankruptcy, and other issues leading to failures to pay. During 2008, the Company ceased the underwriting of new policies and the existing book of business was placed in run-off operating mode.

Corporate and Other Operations

Corporate and other operations include the accounts of a small life and accident insurance business as well as those of the parent holding company and several minor corporate services subsidiaries that perform investment management, payroll, administrative and minor marketing services. The life and accident business registered net premium revenues of $59.6 million, $58.9 million, and $74.9 million in 2013, 2012 and 2011, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic's general insurance operations. Production of term life insurance, accounting for net premiums earned of $13.0 million, $13.3 million, and $15.1 million in 2013, 2012 and 2011, respectively, was terminated and placed in run off as of year end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company's insurance segments.

	($ in Millions)
Years Ended December 31:	2013	2012	2011
General Insurance Group:
Overall Experience: (d)
Net Premiums Earned	$2,513.7	$2,324.4	$2,109.4
Benefits and Claim Ratio	73.6%	73.0%	69.2%
Expense Ratio	23.7	25.7	25.2
Composite Ratio	97.3%	98.7%	94.4%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$824.2	$767.0	$709.0
Benefits and Claim Ratio	76.1%	75.3%	71.9%

Workers' Compensation:
Net Premiums Earned	$997.1	$924.9	$808.2
Benefits and Claim Ratio	79.6%	78.6%	72.3%

General Liability:
Net Premiums Earned	$158.4	$145.2	$125.0
Benefits and Claim Ratio	78.5%	63.8%	64.6%

Three Above Coverages Combined:
Net Premiums Earned	$1,979.9	$1,837.2	$1,642.4
Benefits and Claim Ratio	78.0%	76.1%	71.6%

Financial Indemnity: (a)(d)
Net Premiums Earned	$95.9	$97.2	$104.4
Benefits and Claim Ratio	21.4%	29.6%	39.2%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$193.5	$177.2	$163.9
Benefits and Claim Ratio	59.6%	71.6%	70.4%

Home and Automobile Warranty:
Net Premiums Earned	$187.8	$161.1	$150.7
Benefits and Claim Ratio	70.4%	68.8%	66.3%

Other Coverages: (b)
Net Premiums Earned	$59.2	$54.6	$49.5
Benefits and Claim Ratio	59.4%	56.1%	52.1%

Title Insurance Group: (c)
Net Premiums Earned	$1,567.1	$1,250.2	$1,007.9
Combined Net Premiums & Fees Earned	$1,996.1	$1,677.4	$1,362.4
Claim Ratio	6.7%	7.2%	7.8%
Expense Ratio	88.0	89.6	91.2
Composite Ratio	94.7%	96.8%	99.0%

RFIG Run-off Business: (d)
Net Premiums Earned	$316.5	$410.5	$503.2
Claim Ratio	68.8%	221.8%	230.5%
Expense Ratio	8.1	10.4	22.1
Composite Ratio	76.9%	232.2%	252.6%

All Coverages Consolidated:
Net Premiums & Fees Earned	$4,885.6	$4,471.0	$4,050.1
Benefits and Claim Ratio	45.8%	61.9%	68.3%
Expense Ratio	49.2	48.5	47.5
Composite Ratio	95.0%	110.4%	115.8%
__________

Any necessary reclassifications of prior years' data are reflected in the above table to conform to current presentation.

(a)	Consists principally of fidelity, surety, executive indemnity (directors & officers and errors & omissions), and guaranteed asset protection (GAP) coverages.

(b)	Consists principally of aviation and travel accident coverages.

(c)	Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.
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

The effect of the reclassification of the CCI coverage from the General Insurance Group's overall and financial indemnity underwriting statistics to the RFIG Run-off Business were as follows:

	($ in Millions)
Years Ended December 31:	2013	2012	2011
General insurance overall experience:
Increase (decrease) in net premiums earned	$(29.8)	$(42.4)	$(58.3)
Percentage point increase (decrease) in claim ratio	(.9)%	(3.4)%	(2.9)%
Percentage point increase (decrease) in expense ratio	.2	.2	.4
Percentage point increase (decrease) in composite ratio	(.7)%	(3.2)%	(2.5)%

Financial Indemnity coverages:
Increase (decrease) in net premiums earned	$(29.8)	$(42.4)	$(58.3)
Percentage point increase (decrease) in claim ratio	(30.3)%	(71.8)%	(49.2)%

RFIG Run-off Business:
Increase (decrease) in net premiums earned	$29.8	$42.4	$58.3
Percentage point increase (decrease) in claim ratio	8.4%	5.1%	(7.1)%
Percentage point increase (decrease) in expense ratio	(.1)	—	(1.8)
Percentage point increase (decrease) in composite ratio	8.3%	5.1%	(8.9)%

Net Premiums Earned

General insurance favorable premium trends in workers' compensation, general liability, and several other general insurance coverages were mainly responsible for 2013's revenue growth. The Company's targeted insurance underwriting services in such fields as aviation, construction, energy, home warranty, trucking, and large account risk management provided the main impetus to this growth. Similar trends for worker's compensation and liability insurance lines within the construction, trucking, and large account risk management business were experienced in 2012. The combination of a generally improving rate environment for most coverages and the slowly strengthening pace of U.S. economic activity were major contributing factors in this regard.

Title insurance premiums and fees increased in each of the past three years mostly due to market share gains, steadily improving housing sales and related financing transactions, and a relatively low mortgage interest rate environment.

RFIG Run-off earned premium reflected a further decline throughout 2013 and 2012 due to the natural outcome of a run-off book of business devoid of new premium production since at least 2011. Other adverse factors included the continuation of elevated levels of premium refunds related to claim rescissions and the termination of certain mortgage guaranty pool insurance contracts in 2010. Moreover, mortgage guaranty new business volume prior to August, 2011 was weakened by a downturn in overall mortgage originations, lower industry-wide penetration of the nation's mortgage market, and the continuing effects of more selective underwriting guidelines in place since late 2007.

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

The overall general insurance 2013 claim ratio remained at relatively high levels as workers' compensation and general liability loss costs continued to reflect greater-than-expected severity. Aggregated commercial automobile (trucking), general liability, and workers' compensation coverages were mostly responsible for the 2012 increase though workers' compensation produced the greatest adverse impact. 2011 claim ratios reflect reasonably consistent trends. To a large extent, this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. Changes in commercial automobile claim ratios are primarily due to fluctuations in claim frequencies. Loss ratios for workers' compensation and liability insurance may reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. Additionally, workers' compensation claim costs in particular are affected by a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, and self-insured or deductible insurance programs that are intended to mitigate claim costs over time. Claim ratios for a relatively small book of general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestos and environmental claims exposures.

The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Given this concurrent underwriting approach, an evaluation of trends in premiums, claim and dividend ratios for these individual coverages is more appropriately considered in the aggregate.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Claims ratios in the most recent years have trended lower towards more historical levels as the economic downturn and stresses in the housing and related mortgage lending industries, that began in mid-year 2007, continue to slowly subside.

RFIG Run-off - mortgage guaranty claim ratios were significantly lower in 2013, emanating from the combined effects of further drops in newly reported defaults and a rising rate at which previously reported defaults have cured or otherwise been resolved without payment. These factors led to highly favorable developments of year-end 2012 claim reserves during 2013. The (favorable) reserve developments accounted for (reductions) of (88.2) percentage points points in the reported claim ratio for the year ended December 31, 2013. By contrast, unfavorable developments of year-end 2011 reserves in 2012 raised the latter year's reported claim ratios by 31.6 percentage points. The disparate development patterns in previously established claim reserves are reflective of improving trends in home prices, foreclosure activity, and real estate markets generally.

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

2013 CCI performance was most favorably affected by lower claim provisions resulting from improving delinquency trends and greater than anticipated claim salvage recoveries. 2012 operating performance was impacted by much greater claim costs driven by higher estimates of continuing claim litigation and reduced expectation of salvage recoveries on cumulative claims incurred.

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

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $241.4 million, $230.8 million and $235.1 million, as of December 31, 2013, 2012 and 2011, respectively. It should be noted, however, that these differences between discounted and non-discounted

(terminal) reserves are fundamentally of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above noted reasons.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2013, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2013 and 2012, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $159.7 million and $147.1 million gross, respectively, and $121.3 million and $119.4 million net of reinsurance, respectively. Based on average annual claims payments during the five most recent calendar years, such reserves represented 5.5 years (gross) and 7.8 years (net of reinsurance) as of December 31, 2013 and 4.7 years (gross) and 7.6 years (net of reinsurance) as of December 31, 2012. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2013, incurred A&E claim and related loss settlement costs have averaged .3% of average annual General Insurance Group claims and related settlement costs.

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

The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 2003 through 2013.

		($ in Millions)
(a)	As of December 31(6)(7):	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
(b)	Liability (1) for unpaid claims and claim adjustment expenses(2):	$4,197	$3,936	$3,769	$3,779	$3,229	$3,222	$3,175	$2,924	$2,414	$2,182	$1,964

(c)	Paid (cumulative) as of (3):
	One year later	—%	23.3%	25.3%	25.1%	26.5%	27.9%	28.9%	25.5%	15.8%	25.8%	24.8%
	Two years later	—	—	40.4	41.0	39.3	41.5	43.5	41.4	32.5	34.3	39.5
	Three years later	—	—	—	50.8	48.4	50.4	51.9	51.4	44.2	45.2	44.7
	Four years later	—	—	—	—	55.5	56.4	57.9	57.0	51.9	52.4	51.2
	Five years later	—	—	—	—	—	62.2	62.5	61.5	55.9	57.8	56.2
	Six years later	—	—	—	—	—	—	66.6	65.3	59.7	60.5	60.5
	Seven years later	—	—	—	—	—	—	—	68.4	63.1	63.5	62.4
	Eight years later	—	—	—	—	—	—	—	—	65.7	66.3	65.3
	Nine years later	—	—	—	—	—	—	—	—	—	68.5	67.8
	Ten years later	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	69.6%
(d)	Liability reestimated (i.e., cumulative payments plus reestimated ending liability)
	As of (4):
	One year later	—%	99.0%	99.5%	96.1%	97.6%	98.2%	97.4%	96.2%	95.2%	97.6%	97.2%
	Two years later	—	—	98.5	96.3	94.6	95.1	94.9	94.3	92.3	94.8	97.0
	Three years later	—	—	—	95.5	93.3	93.1	92.5	92.4	90.4	93.3	95.6
	Four years later	—	—	—	—	91.8	91.8	90.9	90.2	88.4	92.2	95.7
	Five years later	—	—	—	—	—	91.1	89.9	89.0	87.3	91.6	95.6
	Six years later	—	—	—	—	—	—	89.3	87.7	86.6	91.1	95.5
	Seven years later	—	—	—	—	—	—	—	87.5	85.6	90.5	95.5
	Eight years later	—	—	—	—	—	—	—	—	85.3	89.9	95.6
	Nine years later	—	—	—	—	—	—	—	—	—	89.8	95.3
	Ten years later	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	95.0%
(e)	Redundancy (deficiency)(5) for each year-end	—%	1.0%	1.5%	4.5%	8.2%	8.9%	10.7%	12.5%	14.7%	10.2%	5.0%
	Average redundancy (deficiency) for all year-ends	7.2%
__________

(1)	Amounts are reported net of reinsurance.

(2)	Excluding unallocated loss adjustment expense reserves.

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

The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

		($ in Millions)
Years Ended December 31: (1)		2013	2012	2011	2010		2009	2008	2007	2006	2005	2004	2003

(a)	Beginning net reserves	$3,936	$3,769	$3,779	$3,819	*	$3,222	$3,175	$2,924	$2,414	$2,182	$1,964	$1,802
Incurred claims and claim expenses:
(b)	Current year provision	1,762	1,652	1,582	1,351		1,343	1,452	1,490	1,295	1,191	1,070	893
(c)	Change in prior years' provision	(40)	(19)	(149)	(76)		(56)	(83)	(110)	(116)	(52)	(55)	(25)
(d)	Total incurred	1,722	1,632	1,432	1,275		1,287	1,369	1,379	1,179	1,138	1,014	868
Claim payments on:
(e)	Current years' events	552	524	537	529		460	502	476	342	402	332	277
(f)	Prior years' events	907	941	905	786		818	820	652	326	504	463	428
(g)	Total payments	1,460	1,465	1,442	1,315		1,279	1,323	1,128	668	907	796	706

(h)	Ending net reserves (a + d - g)	4,197	3,936	3,769	3,779		3,229	3,222	3,175	2,924	2,414	2,182	1,964
(i)	Unallocated loss adjustment
	expense reserves	202	183	137	149		104	104	103	97	92	87	83
(j)	Reinsurance recoverable on
	claims reserves	2,801	2,787	2,827	2,825		2,046	2,020	1,976	1,929	1,894	1,632	1,515
(k)	Gross claims reserves (h + i + j)	$7,201	$6,907	$6,733	$6,753		$5,380	$5,346	$5,256	$4,951	$4,401	$3,902	$3,562
__________

(*) Includes reserves acquired through the PMA merger.
(1) Consumer credit indemnity coverages have been fully retained in this historical table for all years presented. For segment reporting purposes, $66.2 million, $70.2 million, and $31.2 million of ending net reserves reported in the above table are reported as part of the RFIG Run-off Business segment as of December 31, 2013, 2012, and 2011, respectively. In connection with the previously noted MI/CCI combination, certain General Insurance Group companies retain losses pursuant to various quota share and stop loss reinsurance agreements.

(b) Investments. In common with other insurance organizations, Old Republic invests most capital and operating funds in income producing securities. Investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. For many years, Old Republic's investment policy has therefore been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. The investment policy is also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company's invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries' long-term obligations to insurance policyholders and other beneficiaries, as well as evaluations of their long-term effect on stability of capital accounts. Accordingly, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Management considers investment grade securities to be those rated by major credit rating agencies that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no bond or note investments in default as to principal and/or interest at December 31, 2013 and 2012. The status and fair value changes of each investment is reviewed on at least a quarterly basis, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each balance sheet date. Substantially all of the Company's invested assets as of December 31, 2013 have been classified as "available for sale" pursuant to the existing investment policy.

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

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31:	2013	2012
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$1,161.1	$1,216.8
Tax-Exempt	171.3	392.2
Corporate	7,379.8	6,957.1
	8,712.3	8,566.2

Equity Securities	1,004.2	739.7
Short-term Investments	1,124.8	1,264.9
Miscellaneous Investments	21.6	29.6
Total available for sale	10,863.1	10,600.5

Other Investments	5.3	8.2
Total Investments	$10,868.5	$10,608.8

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31:	2013	2012	2011
Fixed Maturity Securities:
Taxable Interest	$289.0	$303.4	$310.2
Tax-Exempt Interest	9.6	17.5	43.0
	298.7	321.0	353.2

Equity Securities Dividends	21.2	13.1	11.3

Other Investment Income:
Interest on Short-term Investments	1.1	1.9	1.5
Sundry	2.6	5.4	4.7
	3.7	7.4	6.3
Gross Investment Income	323.7	341.6	370.9
Less: Investment Expenses (a)	4.9	5.1	6.2
Net Investment Income	$318.7	$336.5	$364.6

__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $1.7 million, $2.0 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $8.7 billion and $8.5 billion at December 31, 2013 and 2012, respectively, represented approximately 53% of consolidated assets and 68% of consolidated liabilities as of both dates.

Credit Quality Ratings of Fixed Maturity Securities (b)
December 31:	2013	2012
	(% of total portfolio)
Aaa	13.9%	15.2%
Aa	9.4	11.5
A	35.9	34.2
Baa	39.7	38.4
Total investment grade	98.9	99.3
All other (c)	1.1	.7
Total	100.0%	100.0%
__________

(b)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(c)	"All other" includes non-investment grade or non-rated issuers.

Age Distribution of Fixed Maturity Securities
December 31:	2013	2012
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	9.3%	15.7%
Due after one year through five years	46.7	41.6
Due after five years through ten years	41.8	40.1
Due after ten years through fifteen years	1.2	1.0
Due after fifteen years	1.0	1.6
	100.0%	100.0%

Average Maturity in Years	4.8	4.7

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2013.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 254 Company offices and through agencies and underwritten title companies in the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2013, approximately 72% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

At least one Old Republic general insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces; title insurance operations are licensed to do business in 50 states, the District of Columbia and Guam; mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

Geographical Distribution of Consolidated Direct Premiums Written

	2013	2012	2011
United States:
Northeast	12.4%	12.7%	11.9%
Mid-Atlantic	9.9	10.7	11.2
Southeast	19.3	18.8	19.2
Southwest	11.4	11.1	11.4
East North Central	11.9	12.0	11.7
West North Central	10.8	10.6	11.1
Mountain	7.4	7.0	7.2
Western	14.8	14.8	13.6
Foreign (Principally Canada)	2.1	2.3	2.7
Total	100.0%	100.0%	100.0%

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

The following table displays the Company's General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2013.

Major General Insurance Balances Due from Reinsurers

		($ in Millions)			% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Claim	Exposure	Reinsured
Reinsurer	Rating	Claims	Reserves	to Reinsurer	Liabilites
Munich Re America, Inc.	A+	$7.1	$775.9	$783.0	27.7%
Swiss Reinsurance America Corporation	A+	5.2	246.2	251.4	8.9
Hannover Ruckversicherungs	A+	—	112.0	112.1	4.0
Trabaja Reinsurance Company	Unrated	1.9	102.5	104.5	3.7
National WC Reinsurance Pool	Unrated	2.0	97.7	99.8	3.5
General Reinsurance Corporation	A++	1.8	94.9	96.7	3.4
Westport Insurance Corporation	A+	.7	61.3	62.0	2.2
Muenchener Ruckversicherungs	A+	1.3	51.8	53.1	1.9
School Boards Insurance Co of PA, Inc.	B+	—	52.6	52.6	1.9
Transatlantic Reinsurance Company	A	2.4	45.6	48.0	1.7
Total		$22.7	$1,640.9	$1,663.6	58.8%

The RFIG Run-off mortgage guaranty operation's total claim exposure to its largest reinsurer, AAMBG Reinsurance, Inc., was $10.5 million, which represented .4% of total consolidated reinsured liabilities as of December 31, 2013. Reinsured liabilities of the Title Insurance Group and small life and accident insurance operations are not material.

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 million for workers' compensation; $3.5 million for commercial auto liability; $3.5 million for general liability; $8.0 million for executive protection (directors & officers and errors & omissions); $2.0 million for aviation; and $4.0 million for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0 million. Roughly 10% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other mortgage guaranty insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is (in whole dollars) $38,697 per insured loan.

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

(g) Employees. As of December 31, 2013, Old Republic and its subsidiaries employed approximately 7,900 persons on a full time basis. A majority of eligible full time employees participate in various pension plans (which are in run-off status) or other plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

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

Capitalization

Apart from dividends and interest on intercompany financing arrangements from its subsidiaries, the Company has access to various capital and liquidity resources including holding company investments and the debt and equity capital markets. At December 31, 2013, the Company's consolidated debt to equity ratio was 15.1%. Management believes that this level of financial leverage is sufficiently conservative that the Company would have additional borrowing capacity to meet some possible future capital or liquidity needs. The availability of all such capital sources cannot, however, be assured and its cost could be significant at the time capital is raised.

Convertible Senior Notes

Old Republic's 3.75% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC is expected to be increasingly less significant as its run-off book extinguishes itself. While Old Republic believes that it will have access to the capital markets to recapitalize RMICC's subsidiaries or otherwise mitigate an event of default under the Notes, there is no assurance that it would be able to do so under stressful capital market conditions.

Risk Factors Common to the Company and its Insurance Subsidiaries

Investment Risks

The Company’s investment portfolio consists primarily of highly rated debt obligations. Its investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Changing and unprecedented market conditions could materially impact the future valuation of securities in its investment portfolio, which may cause the Company to impair, in the future, some portion of those securities. Volatility or illiquidity in the markets in which the Company holds positions may cause certain other-than-temporary impairments within its portfolio, which could have a significant adverse effect on the Company’s liquidity, financial condition and operating results.

Income from the Company’s investment portfolio is one of its primary sources of cash flow to support the Company’s operations and claim payments. If the Company improperly structures its investments to meet those future liabilities or has unexpected losses, including losses resulting from the forced liquidation of investments before their maturity the Company may be unable to meet those obligations. The Company’s investments and investment policies are subject to state insurance laws, which results in its portfolio being predominantly limited to highly rated fixed income securities. Interest rates on its fixed income securities are near historical lows. If interest rates rise above the rates on the Company’s fixed income securities, the market value of the Company’s investment portfolio would decrease. Any significant decrease in the value of the Company’s investment portfolio would adversely impact its financial condition.

In addition, compared to historical averages, interest rates and investment yields on highly rated investments have generally declined, which has the effect of limiting the investment income the Company can generate. The Company depends on its investments as a source of revenue, and a prolonged period of low investment yields would have an adverse impact on its revenues and could potentially adversely affect its operating results.

The Company may be forced to change its investments or investment policies depending upon regulatory, economic and market conditions, and its existing or anticipated financial condition and operating requirements, including the tax position, of its business. The Company’s investment objectives may not be achieved. Although the Company’s portfolio consists mostly of highly-rated investments and complies with applicable regulatory requirements, the success of its investment activity is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of fixed-income securities.

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

Title Insurance Group

Housing and Mortgage Lending Markets

The tightening and collapse of credit markets, the collapse of the housing market, the general decline in the value of real property, the rise in unemployment, and the uncertainty and negative trends in general economic conditions that began in 2006 created a difficult operating environment for the Company's title insurance subsidiaries. While these conditions have since improved to varying degrees, any return of these recessionary conditions could have a materially adverse effect on these subsidiaries' financial condition and results of operation over the near and longer terms. The impact of these conditions was somewhat mitigated both by lower mortgage interest rates, which lead to an increase in mortgage refinancings and by a rise in the number of agents producing business for the Companies' title insurance subsidiaries. The more recent increases in mortgage interest rates, however, have resulted in a decrease in refinancing activity which, in turn, results in a decrease in title insurance business.

Competition

Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top four title insurance companies during 2013 accounted for about 86% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is always competition among the major companies for key employees, especially those engaged in business production. Among the four largest national title insurers, the Company’s title insurance subsidiaries rely upon independent agencies to produce most of their business, whereas the other title insurers rely more on owned agencies. Independent agencies can direct business to any title insurer, whereas owned agencies will only direct business to their parent or affiliated title insurers. The Company’s title subsidiaries are therefore more vulnerable to a loss of business than are the other largest title companies.

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

From time to time the Company's title insurance subsidiaries are named as defendants or are otherwise involved in various legal proceedings, including class actions and other litigation,disputes with third parties, and proceedings or civil investigations brought by regulatory agencies. Any resulting adverse judgments, settlements, fines, penalties or other rulings could have, directly or indirectly, a material adverse effect on the Company's financial condition, results of operations or business reputation. Litigation or other disputes between the Company’s mortgage insurance subsidiaries and insured mortgage lenders could also have an adverse effect on the Company’s title insurance subsidiaries if, as a result, the lenders threatened to or discontinued accepting title insurance or title related services from the Company’s title insurers.

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

RFIG Run-off Business

In late March of 2012, the Company combined its General Insurance Group's Consumer Credit Indemnity (CCI) division with its Mortgage Guaranty (MI) line within a business denoted as the RFIG run-off segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints.The combination affects the manner in which segmented information is now presented. The operating results of the combined coverages are therefore shown as a single run-off book of business within ORI's consolidated operations.

Mortgage Guaranty Business in Run-off; Possible Material Losses, Statutory Capital Impairment, and Receivership

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted RMIC's statutory capital base and forced it to discontinue writing new business. The insurance laws of 16 jurisdictions, including RMIC and RMICNC’s domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a “minimum policyholder position” (“MPP”) of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its sister company, RMICNC, discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business.

During 2012 the North Carolina Department of Insurance ("NCDOI") issued several orders the ultimate effects of which were:

• To place RMIC and RMICNC under NCDOI supervision which, among other considerations, requires written approval of the NCDOI Commissioner or its appointed representative for supervision of certain activities and transactions, including the incurrence of any debt or other liabilities, lending of its funds, and termination or entry into new contracts of insurance or reinsurance;
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

There can be no assurance that RMIC and RMICNC will emerge from the run-off as solvent companies or that, even if they do, they will be re-approved to write mortgage guaranty insurance on loans purchased by Fannie Mae or Freddie Mac. There can be no assurance that the conditions or the duration of the run-off of their business will remain unchanged or that they will remain under supervision rather than receivership.

On October 24, 2013 the Company announced that its RMIC Companies, Inc. ("RMICC") mortgage guaranty subsidiary expects to raise new funds in the capital markets. Substantially all of this capital would be added to the equity resources of RMICC's three mortgage insurance subsidiaries. The addition of capital should permit these carriers to at once support existing policies in-force, pay off heretofore deferred claim payment obligations with agreed-upon interest, exit their current state of supervision under North Carolina insurance regulations, and resume the underwriting of new business beginning in 2014. While the interest charge on outstanding deferred payment obligations has not been agreed upon, it could be material to the Company's results of operations when it is recorded following approval of the NCDOI and the successful completion of the capital raise. In connection with such a transaction, it is expected that Old Republic would contribute up to $50.0 million of this new capital. Upon the successful closing of this transaction, RMICC would be deconsolidated and Old Republic's continuing interest in RMICC and the mortgage guaranty business would consist of a non-controlling equity interest in RMICC. Completion of the transaction cannot be assured and is subject to market conditions and other factors. Moreover, the addition of all new funds to RMICC and its subsidiaries will be contingent on the receipt of certain regulatory approvals. The most essential of these will be required from the North Carolina Department of Insurance, and from Fannie Mae and Freddie Mac with any necessary assent of their FHFA Conservator.

At the state insurance regulatory level, the recapitalization plan represents a proposed change in control of the mortgage insurance subsidiaries under the insurance laws of their respective states of domicile -- North Carolina, Florida and Vermont. As such, it will require the prior approval of the subsidiaries' insurance regulatory authorities in those states. Obtaining their approval will require filing detailed statements disclosing, among other matters, the identity and backgrounds of the proposed new shareholders, the nature and source of consideration for their stock purchases, future plans and financial projections for the insurance subsidiaries, and may also require a formal hearing in each of the states open to the subsidiaries' insureds and other interested parties. The NCDOI will need to review RMIC's and RMICNC's recapitalization, release them from supervision and reinstate their authority to write new business. The other states' insurance regulatory authorities that suspended RMIC's and RMICNC's licenses to write new business will likewise have to approve reinstatement of their authority. There can be no assurance that all of the required state insurance regulatory approvals will be obtained promptly or at all.

The GSEs have advised the Company that RMIC and RMICNC will need to file the same applications as new entrants and will be subject to review with respect to their corporate structure, executive management teams, their financial statements, capital and future access to capital, their risk management culture, their policy forms, rescission practices and their operating procedures, among other matters. In the case of RMIC and RMICNC, the GSEs have advised that they will impose additional conditions for applicants seeking to re-establish their eligibility. Those conditions will include paying off all of the DPO’s with interest, settling all future valid claims entirely in cash, and maintaining a risk-to-capital ratio of no more than 15:1 on the combined legacy business and newly written business. The GSEs and the FHFA have also advised that they are in the process of revising their eligibility standards for all mortgage insurers. There can be no assurance beforehand that the capital raised and contributed to RMIC and RMICNC will be sufficient to meet the necessary financial strength eligibility requirements of the GSEs, or how long afterwards it might take to receive the necessary approvals.

RMICC’s modeled forecasts of future losses could prove to be insufficient before RMIC and RMICNC receive the necessary approvals, resulting in greater DPOs than anticipated.The incurred and paid loss forecasts are dependent on factors that make prediction of their amounts difficult and subject to significant volatility. It is also possible that some of the states or the GSEs could increase their capital requirements before their approvals are received.

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

The Company's mortgage guaranty premiums stem principally from monthly installment policies. Substantially all such premiums are generally written and earned in the month coverage is effective. Recognition of claim costs, however, occurs only after an insured mortgage loan has missed two or more consecutive monthly payments. Accordingly, GAAP revenue recognition is not appropriately matched to the risk exposure and the consequent recognition of both normal and, most significantly, future catastrophic loss occurrences. As a result, mortgage guaranty GAAP earnings for any individual year or series of years may be materially adversely affected, particularly by cyclical catastrophic loss events such as the mortgage insurance industry has experienced since mid-year 2007. Reported GAAP earnings and financial condition form, in part, the basis for significant judgments and strategic evaluations made by management, analysts, investors, and other users of the financial statements issued by mortgage guaranty companies. The risk exists that such judgments and evaluations are at least partially based on GAAP financial information that does not match revenues and expenses and is not reflective of the long-term normal and catastrophic risk exposures assumed by mortgage guaranty insurers at any point in time. This risk is inherent in the models on which the run-off of RMIC's and RMICNC's business is based.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 52% is occupied by Old Republic, and the remainder is leased to others. In addition to its Chicago building, the Company owns two other major office buildings. A subsidiary of the Title Insurance Group partially occupies its owned headquarters building in Minneapolis, Minnesota. This building contains 110,000 square feet of floor space of which approximately 80% is occupied by the Old Republic National Title Insurance Company, and the remainder is leased to others. A subsidiary of the General Insurance Group, PMA, owns its building in Blue Bell, Pennsylvania. This building contains 110,000 square feet of floor space and is entirely owner-occupied. Eight smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2013 was $60.8 million.

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

A purported class action lawsuit is pending against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in a federal district court in Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by filed rate schedules. The suit also alleges violations of the federal Real Estate Settlement Procedures Act ("RESPA"). A class has been certified in the suit. ORNTIC is challenging the certification based on more recent case precedents.

On December 19, 2008, Old Republic Insurance Company and Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware ("BNYM") in the Circuit Court, Cook County, Illinois (Old Republic Insurance Company, et al. v. Countrywide Bank FSB, et al.) seeking rescission of various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account, a declaratory judgment and money damages based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications. Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies, as well as unspecified compensatory and punitive damages. The Court ruled that Countrywide does not have standing to counterclaim with respect to the policies insuring the securitized loans because those policies were issued to BNYM. In response, Countrywide and BNYM jointly filed a motion asking the Court to allow an amended counterclaim in which BNYM would raise substantially similar allegations as those raised by Countrywide and make substantially similar requests but with respect to the policies issued to BNYM. The Court dismissed their motion.

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

On September 26, 2012 a purported national class action suit was filed against Old Republic Home Protection Company in the Superior Court of California for Riverside County. (Friedman v. Old Republic Home Protection Company, Inc.). The suit alleged that the Company operates in breach of its home warranty contracts, in breach of implied covenants of good faith and fair dealing, in violation of various provisions of the California Civil Code and Business and Professions Code and is guilty of false advertising. The stated class period was from November 24, 2004 through the present. The suit sought declaratory relief, injunctive relief, restitution, damages, costs and attorneys' fees in unspecified amounts. The firm representing the plaintiff had previously filed similar suits against the Company, which were unsuccessful. The Company succeeded in having the case removed to the U.S. District Court for the Central District of California on October 24, 2012, and on December 2, 2013 the Court granted the Company's motions to dismiss the Complaint. The plaintiff was allowed to prepare a third amended complaint on one remaining claim.

PNC Bank, N.A., in its own right and as successor-in-interest to National City Corporation, filed suit against RMIC on October 10, 2012 in the United States District Court for the Western District of Pennsylvania disputing RMIC's denials and rescissions of its mortgage guaranty insurance coverage on an unspecified number of mortgage loans. It filed an amended complaint on January 30, 2013 identifying 248 disputed coverage denials or rescissions (PNC Bank, N.A. v. Republic Mortgage Insurance Company). The suit sought certain declaratory relief, actual money damages and unspecified compensatory, consequential and punitive damages. In late December, 2013 the suit was settled with RMIC's reinstatement of coverage on certain loans and PNC Bank's payment of the corresponding premiums due.

On May 16, 2013, Bank of America, N.A. ("B of A") filed a demand for arbitration with the American Arbitration Association against both Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together, "RMIC") under the arbitration provisions of the RMIC Master Policy of mortgage guaranty insurance issued to B of A. The demand relates to RMIC's denials of certain claims and rescissions of coverage as to other claims. B of A alleges RMIC's actions were in breach of contract, in breach of RMIC's duty of good faith and fair dealing and in bad faith. The allegations are substantially similar to those raised by B of A's affiliates, Countrywide Financial Corporation and Countrywide Home Loans, Inc. in their arbitration demand against RMIC. B of A is a plaintiff in that proceeding as well, in its capacity as successor in interest to Countrywide Bank, N.A. B of A's demand requests a declaratory judgment with respect to the interpretation of certain policy provisions, B of A's compliance with certain terms and conditions of the policy, and the propriety of certain coverage positions and claims administration procedures of RMIC. The demand also seeks unspecified money damages, punitive, compensatory and consequential damages, interest, attorneys' fees and costs.

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

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low sales prices as reported on the New York Stock Exchange and cash dividends declared for each quarterly period during the past two years were as follows:

		Sales Price		Cash
		High	Low	Dividends
1st quarter	2012	$11.21	$8.86	$.1775
2nd quarter	2012	10.88	8.02	.1775
3rd quarter	2012	9.81	7.76	.1775
4th quarter	2012	$11.05	$9.20	$.1775

1st quarter	2013	$12.77	$10.74	$.1800
2nd quarter	2013	14.49	12.02	.1800
3rd quarter	2013	15.40	12.82	.1800
4th quarter	2013	$17.45	$14.40	$.1800

As of January 31, 2014, there were 2,292 registered holders of the Company's Common Stock. See Note 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five Year Performance Graphs for Common Stock

The following tables, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflect total market return data for the most recent five calendar years ended December 31, 2013. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following tables has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Total return data is shown in two tables. The table for Peer Group 1 consists of the following publicly held corporations selected by the Company for its 2008 to 2013 comparison: Ace Limited, American Financial Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, Fidelity National Financial, Inc., First American Financial Corporation, Markel Corporation, Stewart Information Services Corporation, Travelers Companies, Inc., and XL Group Plc.

The Peer Group 2 table is included for comparative purposes. It consists of the following publicly held corporations selected by the Company for its 2007 to 2012 comparison as included in its 2012 Annual Report on Form 10-K: Ace Limited, American Financial Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, First American Financial Corporation, Markel Corporation, MGIC Investment Corporation, Stewart Information Services Corporation, Travelers Companies, Inc., and XL Group Plc. Peer Group 2 is comprised of the same companies as in Peer Group 1 except that MGIC Investment Corporation was removed and Fidelity National Financial, Inc. was added to Peer Group 1 for all years presented.

The composition of the Peer Group companies has been approved by the Compensation Committee.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group 1
(For the five years ended December 31, 2013)

	Dec 08	Dec 09	Dec 10	Dec 11	Dec 12	Dec 13
ORI	$100.00	$89.74	$128.40	$93.34	$115.59	$196.90
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group 1	100.00	110.20	131.75	146.18	177.85	234.79

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group 2
(For the five years ended December 31, 2013)

	Dec 08	Dec 09	Dec 10	Dec 11	Dec 12	Dec 13
ORI	$100.00	$89.74	$128.40	$93.34	$115.59	$196.90
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group 2	100.00	112.03	135.03	147.06	176.53	233.95

Item 6 - Selected Financial Data ($ in millions, except share data)

December 31:	2013	2012	2011	2010	2009
FINANCIAL POSITION:
Cash and Invested Assets (a)	$11,109.1	$10,800.6	$10,685.2	$10,490.7	$9,879.0
Other Assets	5,425.2	5,426.2	5,365.2	5,391.9	4,310.9
Total Assets	$16,534.4	$16,226.8	$16,050.4	$15,882.7	$14,190.0

Liabilities, Other than Debt	$12,190.1	$12,057.6	$11,365.0	$11,286.2	$9,951.8
Debt	569.2	572.9	912.8	475.0	346.7
Total Liabilities	12,759.4	12,630.6	12,277.8	11,761.3	10,298.6
Preferred Stock	—	—	—	—	—
Common Shareholders' Equity	3,775.0	3,596.2	3,772.5	4,121.4	3,891.4
Total Liabilities and Shareholders' Equity	$16,534.4	$16,226.8	$16,050.4	$15,882.7	$14,190.0

Total Capitalization (b)	$4,344.3	$4,169.1	$4,685.4	$4,596.4	$4,238.2

Years Ended December 31:	2013	2012	2011	2010	2009
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned	$4,885.6	$4,471.0	$4,050.1	$3,573.5	$3,388.9
Net Investment and Other Income	408.9	451.1	479.8	420.0	408.3
Realized Investment Gains (Losses)	148.1	47.8	115.5	109.1	6.3
Net Revenues	5,442.7	4,970.1	4,645.5	4,102.7	3,803.6
Benefits, Claims, and
Settlement Expenses	2,238.3	2,765.3	2,764.3	2,278.2	2,609.8
Underwriting and Other Expenses	2,531.3	2,333.3	2,117.8	1,796.8	1,467.4
Pretax Income (Loss)	672.9	(128.5)	(236.7)	27.6	(273.6)
Income Taxes (Credits)	225.0	(59.8)	(96.1)	(2.5)	(174.4)
Net Income (Loss)	$447.8	$(68.6)	$(140.5)	$30.1	$(99.1)

COMMON SHARE DATA:
Net Income (Loss):
Basic	$1.74	$(.27)	$(.55)	$.13	$(.42)
Diluted	$1.57	$(.27)	$(.55)	$.13	$(.42)

Dividends: Cash	$.72	$.71	$.70	$.69	$.68

Book Value	$14.64	$14.03	$14.76	$16.16	$16.49

Common Shares (thousands):
Outstanding	257,937	256,392	255,681	255,045	235,995

Average: Basic	257,443	255,812	255,045	241,075	235,657
Diluted	293,684	255,812	255,045	241,327	235,657
__________

(a)	Consists of cash, investments and accrued investment income.

(b)	Total capitalization consists of debt, preferred stock, and common shareholders' equity.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for 1.2% of consolidated operating revenues for the year ended December 31, 2013 and 1.3% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements is recent guidance issued by the FASB relative to the calculation of deferred acquisition costs incurred by insurance entities which is discussed further in Note 1(f) of the Notes to Consolidated Financial Statements and amounts reclassified out of other comprehensive income which affects the presentation of the Consolidated Statements of Comprehensive Income.

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

EXECUTIVE SUMMARY

In late March 2012, the Company announced that its General Insurance Group's Consumer Credit Indemnity ("CCI") division would be combined with its mortgage guaranty (“MI”) line (RMIC Companies, Inc. or “RMICC”) within a business denoted as the Republic Financial Indemnity Group, Inc. ("RFIG") run-off segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints. The combination has affected the manner in which segmented information is presented herein and in ORI’s financial reports. The operating results of the combined coverages are therefore shown as a single run-off book of business within Old Republic's consolidated operations.

Financial Highlights
				% Change
				2013	2012
Years Ended December 31:	2013	2012	2011	vs. 2012	vs. 2011
Operating Revenues:
Excluding run-off business	$4,941.1	$4,474.9	$3,965.3	10.4%	12.9%
RFIG run-off business	353.4	447.3	564.6	(21.0)	(20.8)
Total	$5,294.5	$4,922.2	$4,529.9	7.6%	8.7%
Net Operating Income (Loss):
Excluding run-off business	$280.1	$231.0	$257.5	21.3%	(10.3)%
RFIG run-off business	71.4	(330.8)	(476.1)	121.6	30.5
Total	351.6	(99.7)	(218.5)	N/M	54.3
Realized Investment
Gains (Losses), net of tax	96.2	31.1	78.0	209.6%	(60.1)
Net Income (Loss):	$447.8	$(68.6)	$(140.5)	N/M	51.1%
Components of Net Income (Loss):
Excluding run-off business	$381.0	$253.1	$280.5	50.5%	(9.8)%
RFIG run-off business	66.8	(321.8)	(421.1)	120.8%	23.6
Total	$447.8	$(68.6)	$(140.5)	N/M	51.1%
Diluted Earnings Per Share:
Net Operating Income (Loss)
Excluding run-off business	$1.01	$0.90	$1.01	12.2%	(10.9)%
RFIG run-off business	0.24	(1.29)	(1.87)	118.6	31.0
Total	1.25	(0.39)	(0.86)	N/M	54.7
Realized Investment
Gains (Losses), net of tax	0.32	0.12	0.31	166.7%	(61.3)
Net Income (Loss)	$1.57	$(0.27)	$(0.55)	N/M	50.9%
Components of Net Income (Loss):
Excluding run-off business	$1.35	$0.99	$1.10	36.4%	(10.0)%
RFIG run-off business	0.22	(1.26)	(1.65)	117.5%	23.6
Total	$1.57	$(0.27)	$(0.55)	N/M	50.9%
Cash Dividends Per Share	$0.72	$0.71	$0.70	1.4%	1.4%
Ending Book Value Per Share	$14.64	$14.03	$14.76	4.3%	(4.9)%

N/M = Not meaningful

Consolidated operating results for 2013 were marked by improved underwriting performance in most of Old Republic’s active and run-off operations. Year-over-year favorable comparisons were most pronounced in the combined MI and CCI run-off segment which evidenced a further drop in claim costs. The positive momentum in title insurance operations continued on the strength of strong revenue growth associated with relatively lower claim and operating expenses. Old Republic’s largest business of general insurance also posted better results for the year as underwriting income benefited from higher premium revenues and lower operating costs. 2012 operating results benefited from substantial improvements in title insurance and much reduced losses in the combined MI and CCI run-off business. General insurance profits, however, dropped measurably as an increase in claim costs, mostly for the workers' compensation coverage, hindered profitability.

In addition to the strong turn-around in 2013 operating earnings, Old Republic’s overall performance was enhanced by the realization of substantial investment gains. For 2013 these arose mostly from sales of equity securities, most of which had been impaired in 2008 to much lower levels than their sale price in 2013.

Consolidated Results - The major components of Old Republic's consolidated results and other data for the periods reported upon are shown below:

				% Change
				2013	2012
Years Ended December 31:	2013	2012	2011	vs. 2012	vs. 2011
Operating revenues:
General insurance	$2,849.9	$2,699.4	$2,488.6	5.6%	8.5%
Title insurance	2,025.6	1,707.1	1,391.8	18.7	22.7
Corporate and other	65.6	68.3	84.8	(4.1)	(19.4)
Subtotal	4,941.1	4,474.9	3,965.3	10.4	12.9
RFIG run-off business	353.4	447.3	564.6	(21.0)	(20.8)
Total	$5,294.5	$4,922.2	$4,529.9	7.6%	8.7%
Pretax operating income (loss):
General insurance	$288.3	$261.0	$353.9	10.5%	(26.3)%
Title insurance	124.3	73.8	36.2	68.2	103.9
Corporate and other	2.1	(2.7)	(14.6)	175.8	81.1
Subtotal	414.7	332.1	375.5	24.9	(11.5)
RFIG run-off business	110.0	(508.6)	(727.8)	121.6	30.1
Total	524.8	(176.4)	(352.2)	N/M	49.9
Realized investment gains (losses):
From sales	148.1	48.1	165.8
From impairments	—	(0.2)	(50.2)
Net realized investment gains (losses)	148.1	47.8	115.5	209.3	(58.6)
Consolidated pretax income (loss)	672.9	(128.5)	(236.7)	N/M	45.7
Income taxes (credits)	225.0	(59.8)	(96.1)	N/M	37.7
Net income (loss)	$447.8	$(68.6)	$(140.5)	N/M	51.1%
Consolidated underwriting ratio:
Including RFIG run-off business
Benefits and claim ratio	45.8%	61.9%	68.3%	(26.0)%	(9.4)%
Expense ratio	49.2	48.5	47.5	1.4	2.1
Composite ratio	95.0%	110.4%	115.8%	(13.9)%	(4.7)%
Excluding RFIG run-off business
Benefits and claim ratio	44.2%	45.7%	45.2%	(3.3)%	1.1%
Expense ratio	52.1	52.4	51.2	(0.6)	2.3
Composite ratio	96.3%	98.1%	96.4%	(1.8)%	1.8%

Components of diluted earnings per share:
Net operating income (loss):
General insurance	$0.67	$0.72	$0.95
Title insurance	0.28	0.18	0.10
Corporate and other	0.06	—	(0.04)
Subtotal	1.01	0.90	1.01
RFIG run-off business	0.24	(1.29)	(1.87)
Total	1.25	(0.39)	(0.86)
Net realized investment gains (losses)	0.32	0.12	0.31
Net income (loss)	$1.57	$(0.27)	$(0.55)
Cash dividends paid per share	$0.72	$0.71	$0.70

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

	Years Ended December 31,
	2013	2012	2011
Realized Investment Gains (Losses):
Actual net gain from sales	$16.7	$40.5	$8.3
Accounting adjustment of gain for impairment charges taken in prior periods	131.3	7.5	157.5
Net gain from actual sales	148.1	48.1	165.8
Net realized losses from impairments	—	(0.2)	(50.2)
Net pretax realized investment gains (losses) reported herein	$148.1	$47.8	$115.5

General Insurance Results - The table below shows major elements that fueled this segment’s earnings progress throughout 2013.

	General Insurance Group
				% Change
				2013	2012
Years Ended December 31:	2013	2012	2011	vs. 2012	vs. 2011
A. Prior to reclassification and
including CCI run-off business:
Net premiums earned	$2,543.5	$2,366.9	$2,167.7	7.5%	9.2%
Net investment income	250.0	265.0	270.5	(5.7)	(2.0)
Benefits and claims costs	1,894.0	1,808.9	1,562.9	4.7	15.7
Pretax operating income (loss)	$272.0	$186.0	$304.3	46.2%	(38.9)%

Claim ratio	74.5%	76.4%	72.1%	(2.5)%	6.0%
Expense ratio	23.5	25.5	24.8	(7.8)	2.8
Composite ratio	98.0%	101.9%	96.9%	(3.8)%	5.2%

B. All CCI run-off business reclassification(*):
Net premiums earned	$29.8	$42.4	$58.3	(29.9)%	(27.1)%
Net investment income	0.4	0.1	—	N/M	N/M
Claim costs	44.5	112.8	102.9	(60.6)	9.7
Pretax operating income (loss)	$(16.2)	$(74.9)	$(49.6)	78.3%	(51.0)%

Claim ratio	149.4%	265.7%	176.5%	(43.8)%	50.5%
Expense ratio	6.6	11.0	8.7	(40.0)	26.4
Composite ratio	156.0%	276.7%	185.2%	(43.6)%	49.4%

C. After reclassification /
Total Excluding all CCI run-off business:
Net premiums earned	$2,513.7	$2,324.4	$2,109.4	8.1%	10.2%
Net investment income	249.6	264.9	270.5	(5.8)	(2.1)
Benefits and claims costs	1,849.4	1,696.0	1,460.0	9.0	16.2
Pretax operating income (loss)	$288.3	$261.0	$353.9	10.5%	(26.3)%

Benefits and claim ratio	73.6%	73.0%	69.2%	0.8%	5.5%
Expense ratio	23.7	25.7	25.2	(7.8)	2.0
Composite ratio	97.3%	98.7%	94.4%	(1.4)%	4.6%

(*) In connection with the previously noted MI / CCI combination, $14.0 and $70.9 of pretax operating losses for all of 2013 and 2012, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that table (B) above incorporates 100% of the CCI run-off business results.

Favorable premium trends in workers’ compensation, general liability, and several other general insurance coverages were mainly responsible for 2013's revenue growth. Old Republic’s targeted insurance underwriting services in such fields as aviation, construction, energy, home warranty, trucking, and large account risk management provided the main impetus to this growth. Similar trends for workers' compensation and liability insurance lines within the construction, trucking, and large account risk management business were experienced in 2012. The combination of a generally improving rate environment for most coverages and the slowly strengthening pace of U.S. economic activity were major contributing factors in this regard.

2013 net investment income reflected further deterioration and lessened its contribution to operating margins. While cash flow from operations was positive and additive to the invested asset base, market yields on new securities investments were constrained throughout the year.

This year’s general insurance composite ratio, exclusive of the run-off CCI coverage, was slightly lower in comparison to 2012 results. The claim ratio remained at relatively high levels as workers compensation and general liability loss costs continued to reflect greater-than-expected severity. Most of the decline in this year’s expense ratio stemmed from the absence of charges approximating 2 percentage points that were expensed during 2012. The charges pertained to the 2012 adoption of Financial Accounting Standards Board guidance for the calculation of deferred policy acquisition costs.

Title Insurance Results - Positive operating momentum in Old Republic’s title insurance business accelerated throughout 2013. The following highlights portray the Company’s recent earnings progress:

	Title Insurance Group
				% Change
				2013	2012
Years Ended December 31:	2013	2012	2011	vs. 2012	vs. 2011
Net premiums and fees earned	$1,996.1	$1,677.4	$1,362.4	19.0%	23.1%
Net investment income	26.6	27.3	27.3	(2.6)	(0.1)
Claim costs	134.0	120.8	105.7	10.9	14.3
Pretax operating income (loss)	$124.3	$73.8	$36.2	68.2%	103.9%

Claim ratio	6.7%	7.2%	7.8%	(6.9)%	(7.7)%
Expense ratio	88.0	89.6	91.2	(1.8)	(1.8)
Composite ratio	94.7%	96.8%	99.0%	(2.2)%	(2.2)%

Growth in title insurance premiums and fees benefited from the same favorable market and operating factors that have taken hold in recent times. Most importantly these include market share gains, steadily improving housing sales and related financing transactions, and a relatively low mortgage interest rate environment. From an underwriting perspective, 2013 claim ratios were lower when compared to 2012 postings as claim frequency and severity continued to abate. Year-over-year expense ratio comparisons reflected further improvements from the combination of firm expense management and operating leverage arising from a growing book of business.

RFIG Run-off Business Results - The table below reflects RFIG's comparative results before and after the above noted combination of Old Republic’s mortgage guaranty and consumer credit indemnity coverages within a single run-off business segment.

	RFIG Run-off Business
				% Change
				2013	2012
Years Ended December 31:	2013	2012	2011	vs. 2012	vs. 2011
A. Prior to reclassification /
Excluding CCI run-off business:
Net premiums earned	$286.7	$368.0	$444.9	(22.1)%	(17.3)%
Net investment income	36.4	36.2	59.2	0.7	(38.9)
Claim costs	173.2	797.5	1,057.1	(78.3)	(24.6)
Pretax operating income (loss)	$126.3	$(433.6)	$(678.1)	129.1%	36.1%

Claim ratio	60.4%	216.7%	237.6%	(72.1)%	(8.8)%
Expense ratio	8.2	10.4	23.9	(21.2)	(56.5)
Composite ratio	68.6%	227.1%	261.5%	(69.8)%	(13.2)%

B. All CCI run-off business reclassification(*):
Net premiums earned	$29.8	$42.4	$58.3	(29.9)%	(27.1)%
Net investment income	0.4	0.1	—	N/M	N/M
Claim costs	44.5	112.8	102.9	(60.6)	9.7
Pretax operating income (loss)	$(16.2)	$(74.9)	$(49.6)	78.3%	(51.0)%

Claim ratio	149.4%	265.7%	176.5%	(43.8)%	50.5%
Expense ratio	6.6	11.0	8.7	(40.0)	26.4
Composite ratio	156.0%	276.7%	185.2%	(43.6)%	49.4%

C. After reclassification /
Total RFIG run-off MI and CCI business:
Net premiums earned	$316.5	$410.5	$503.2	(22.9)%	(18.4)%
Net investment income	36.8	36.3	59.3	1.5	(38.7)
Claim costs	217.7	910.4	1,160.1	(76.1)	(21.5)
Pretax operating income (loss)	$110.0	$(508.6)	$(727.8)	121.6%	30.1%

Claim ratio	68.8%	221.8%	230.5%	(69.0)%	(3.8)%
Expense ratio	8.1	10.4	22.1	(22.1)	(52.9)
Composite ratio	76.9%	232.2%	252.6%	(66.9)%	(8.1)%

(*) In connection with the previously noted MI / CCI combination, $14.0 and $70.9 of pretax operating losses for all of 2013 and 2012, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that table (B) above incorporates 100% of the CCI run-off business results.

Both MI and CCI premiums registered declines throughout 2013 and 2012- the natural outcome of a run-off book of business devoid of new premium production since at least 2011. Net investment income trends for the past three years were affected adversely by a pervasively low yield environment and by the segment's declining invested asset base which eroded gradually by declining premium volume and ongoing claim disbursements.

The substantial improvement in 2013 mortgage guaranty operating income arose mostly from much lower claim provisions. These emanated from the combined effects of further reductions in newly reported defaults and a rising rate at which previously reported defaults have cured or otherwise been resolved without payment. These factors led to highly favorable developments of year-end 2012 claim reserves during 2013. The (favorable) reserve developments accounted for a (reduction) of (88.2) percentage points in the reported claim ratio for all of 2013. By contrast, unfavorable developments of year-end 2011 reserves in 2012 raised the latter year’s reported claim ratios by 31.6 percentage points. The disparate development patterns in previously established claim reserves are reflective of improving trends in home prices, foreclosure activity, and real estate markets generally.

Section (B) in the above table shows 100% of CCI results fully reclassified for segment reporting purposes. 2013 performance was most favorably affected by lower claim provisions resulting from improving delinquency trends and greater than anticipated claim salvage recoveries. 2012 operating performance was impacted by much greater claim costs driven by higher estimates of continuing claim litigation and reduced expectation of salvage recoveries on cumulative claims incurred.

With regard to the MI run-off business, Old Republic previously announced that its RMICC mortgage guaranty subsidiary expects to raise new funds in the capital markets. Substantially all of this capital would be added to the equity resources of RMICC's three mortgage insurance subsidiaries. The addition of capital should permit these carriers to at once support existing policies in-force, pay off heretofore deferred claim payment obligations with agreed-upon interest, exit their current state of supervision under North Carolina insurance regulations, and resume the underwriting of new business beginning in 2014. Completion of this transaction and the consequent additions to the MI subsidiaries’ capital will be contingent on the receipt of certain regulatory approvals, most importantly those of the North Carolina Department of Insurance, and Fannie Mae and Freddie Mac. A successful closing of this transaction would lead to RMICC's deconsolidation from ORI’s financial statements.

Corporate and Other Operations - The combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal services subsidiaries usually produce highly variable results. Earnings variations posted by these relatively minor elements of Old Republic's business stem from volatility inherent to the small scale of life and accident insurance operations, fluctuations in the costs of external debt, and net interest costs pertaining to intra-system financing arrangements. Corporate expenses benefited from lower interest charges following the repayment of high cost convertible debt of $316 in May of 2012. The interplay of these various operating elements is reflected in the following table:

	Corporate and Other Operations
				% Change
				2013	2012
Years Ended December 31:	2013	2012	2011	vs. 2012	vs. 2011
Life & accident premiums earned	$59.3	$58.6	$74.9	1.2%	(21.8)%
Net investment income	5.6	7.9	7.4	(29.5)	6.6
Other income	0.6	1.8	2.4	(62.1)	(27.0)
Benefits and claim costs	37.3	38.3	38.5	(2.4)	(0.6)
Insurance expenses	28.4	26.8	39.4	6.0	(32.0)
Corporate, interest and other expenses-net	(2.3)	6.0	21.5	(139.0)	(72.1)
Pretax operating income (loss)	$2.1	$(2.7)	$(14.6)	175.8%	75.1%

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic's consolidated cash and invested assets as well as shareholders' equity account at the dates shown:

				% Change
				2013	2012
As of December 31:	2013	2012	2011	vs. 2012	vs. 2011
Cash and invested assets: Fair value basis	$11,109.1	$10,800.6	$10,685.2	2.9%	1.1%
Original cost basis	$10,503.7	$10,071.4	$10,081.8	4.3%	(0.1)%

Shareholders' equity: Total	$3,775.0	$3,596.2	$3,772.5	5.0%	(4.7)%
Per common share	$14.64	$14.03	$14.76	4.3%	(4.9)%

Composition of shareholders' equity per share:
Equity before items below	$13.17	$12.15	$13.13	8.4%	(7.5)%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	1.47	1.88	1.63
Total	$14.64	$14.03	$14.76	4.3%	(4.9)%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$14.69	$14.25
RFIG run-off segment	(0.05)	(0.22)
Total	$14.64	$14.03

Cash flow from consolidated operating activities was positive at $686.7 and $532.0 for the years ended December 31, 2013 and 2012, respectively, compared to a deficit of $94.9 sustained in 2011.

The consolidated investment portfolio reflects a current allocation of approximately 91 percent to fixed-maturity securities and short-term investments, and 9 percent to equities as of year-end 2013. As has been the case for many years, Old Republic's invested assets are managed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to assure solid funding of its insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of capital accounts.

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

The following table shows the changes in the shareholders’ equity per share for the past three years. As indicated, the changes resulted mostly from each year’s net income or loss, dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
Years Ended December 31:	2013	2012	2011
Beginning balance	$14.03	$14.76	$16.16
Changes in shareholders' equity:
Net operating income (loss)	1.37	(0.39)	(0.86)
Net realized investment gains (losses):
From sales	0.37	0.12	0.44
From impairments	—	—	(0.13)
Subtotal	0.37	0.12	0.31
Net unrealized investment gains (losses)	(0.64)	0.29	0.03
Total realized and unrealized investment gains (losses)	(0.27)	0.41	0.34
Cash dividends	(0.72)	(0.71)	(0.70)
Stock issuance, foreign exchange, and other transactions	0.23	(0.04)	(0.18)
Net change	0.61	(0.73)	(1.40)
Ending balance	$14.64	$14.03	$14.76

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

For the three years ended December 31, 2013, pretax charges due to other-than-temporary impairments in the value of securities affected pretax income or loss within a range of (27.0)% and 0% and averaged (9.0)%.

(b) The valuation of deferred income tax assets

The Company uses the asset and liability method of calculating deferred income taxes. This method results in the establishment of deferred tax assets and liabilities, calculated at currently enacted tax rates that are applicable to the cumulative temporary differences between financial statement and tax bases of assets and liabilities. Deferred income tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2013, 2012 and 2011, the net deferred tax asset (liability) was $48.4, $148.1, and $116.7, respectively. The Company recorded a valuation allowance against deferred tax assets of $(9.6), $(9.6), and $(12.2) at each corresponding year end, respectively. In valuing the deferred tax assets, Old Republic considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, the impact of available carry back and carry forward periods, estimates of future taxable income, and our ability to exercise prudent and feasible tax planning strategies. A change in any of these estimates could result in the need to record an additional valuation allowance through a charge to earnings. See Note 1(j) of the Notes to Consolidated Financial Statements for further discussion of the Company's consolidated income tax balances.

(c) Establishment of deferred acquisition costs ("DAC")

The eligibility for deferral and the recoverability of DAC is based on the successful acquisition of new or renewal contracts and estimated profitability of the insurance contracts to which it relates. As of the three most recent year ends, consolidated DAC balances ranged between 1.0% and 1.2% and averaged 1.1% of consolidated assets. The annual change in DAC balances for the three-year period affected underwriting, acquisition and other expenses within a range of (1.1)% and 1.6%, and averaged .7% of such expenses. These percentages are inclusive of the 2012 prospective application of new GAAP authoritative guidance related to the deferral of costs resulting in pretax charges of $37.9 and the 2011 write-off of previously deferred mortgage guaranty acquisition costs of $29.1 no longer deemed recoverable in future run-off periods.

(d) The recoverability of reinsured paid and/or outstanding losses

Assets consisting of gross paid losses recoverable from assuming reinsurers, and balance sheet date reserves similarly recoverable in future periods as gross losses are settled and paid, are established at the same time as the gross losses are paid or recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts that are discussed below. As of the three most recent year ends, paid and outstanding reinsurance recoverable balances ranged between 30.8% and 34.2% and averaged 32.2% of the related gross reserves. See Part I, Item 1(d) for further discussion regarding recoverability of the Company's reinsurance balances.

(e) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this management analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected loss ratios for at least the two to three most recent accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail lines of business generally include workers' compensation, auto liability, general liability, errors and omissions and directors and officers' liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 74.6% and 77.6%, and averaged 76.2% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 66.5% and 70.6% and averaged 68.7% as of the same dates.

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

For the most recent calendar year, prior accident years' consolidated claim costs developed favorably while the second and third preceding years developed unfavorably. This development had the consequent effect of (increasing) or reducing consolidated annual loss costs for the three most recent years within a range of (4.7)% and 11.9%, or by an average of approximately 1.2% per annum. As a percentage of each of these years' consolidated earned premiums and fees, the (unfavorable) favorable developments have ranged between (3.0)% and 6.1%, and have averaged .3%. Most of the variances in prior years' positive or negative claim developments have been due to a highly volatile mortgage guaranty and CCI claim environment.

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

FINANCIAL POSITION

The Company's financial position at December 31, 2013 reflected increases in assets, liabilities, and common shareholders' equity of 1.9%, 1.0%, and 5.0%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 67.2% and 66.6% of consolidated assets as of December 31, 2013 and 2012, respectively. As of year-end 2013, the cash and invested asset base rose by 2.9% to $11,109.1.

Investments - During 2013 and 2012, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities. At both December 31, 2013 and 2012, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At December 31, 2013, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of year-end 2013. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

December 31:	2013	2012
Aaa	13.9%	15.2%
Aa	9.4	11.5
A	35.9	34.2
Baa	39.7	38.4
Total investment grade	98.9	99.3
All other (b)	1.1	.7
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

December 31, 2013	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Natural Gas	$10.1		$.9
Consumer Non Durable	1.2		.2
Services	1.9		.1
Industrial	9.1		.1
Other (includes 1 industry group)	1.8		—
Total	$24.2	(c)	$1.5
__________

(c)	Represents .3% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

December 31, 2013	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$336.9		$13.9
Basic Industry	217.1		7.6
Industrial	285.5		5.7
Energy	219.4		5.5
Other (includes 17 industry groups)	1,662.0		39.2
Total	$2,721.2	(d)	$72.0
__________

(d)	Represents 32.1% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

December 31, 2013	Adjusted Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Natural Gas	$21.2		$.3
Utilities	10.3		.2
Total	$31.6	(e)	$.5	(f)
__________

(e)	Represents 5.0% of the total equity securities portfolio.

(f)	Represents .1% of the cost of the total equity securities portfolio, while gross unrealized gains represent 59.0% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
December 31, 2013	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$6.2	$—	$—	$—
Due after one year through five years	739.5	9.1	8.3	.1
Due after five years through ten years	1,890.6	10.1	61.0	.9
Due after ten years	109.0	4.9	4.2	.4
Total	$2,745.4	$24.2	$73.6	$1.5

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
December 31, 2013	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$49.4	$—	$—	$49.4
Seven to twelve months	20.0	—	—	20.0
More than twelve months	3.8	.3	—	4.1
Total	$73.3	$.3	$—	$73.6
Equity Securities:
One to six months	$.3	$—	$—	$.3
Seven to twelve months	.2	—	—	.2
More than twelve months	—	—	—	—
Total	$.5	$—	$—	$.5

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	463	—	—	463
Seven to twelve months	85	—	—	85
More than twelve months	9	1	—	10
Total	557	1	—	558	(g)
Equity Securities:
One to six months	4	—	—	4
Seven to twelve months	1	—	—	1
More than twelve months	—	—	—	—
Total	5	—	—	5	(g)
__________

(g)
At December 31, 2013 the number of issues in an unrealized loss position represent 30.8% as to fixed maturities, and 7.2% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost. The percentage reduction from such cost reflects the decline as of a specific point in time (December 31, 2013 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

December 31:	2013	2012
Maturity Ranges:
Due in one year or less	9.3%	15.7%
Due after one year through five years	46.7	41.6
Due after five years through ten years	41.8	40.1
Due after ten years through fifteen years	1.2	1.0
Due after fifteen years	1.0	1.6
Total	100.0%	100.0%

Average Maturity in Years	4.8	4.7
Duration (h)	4.2	4.1
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.2 as of December 31, 2013 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.2%.

Composition of Unrealized Gains (Losses)

December 31:	2013	2012
Fixed Maturity Securities:
Amortized cost	$8,477.3	$7,993.1
Estimated fair value	8,712.3	8,566.2
Gross unrealized gains	308.7	579.5
Gross unrealized losses	(73.6)	(6.5)
Net unrealized gains (losses)	$235.0	$573.0

Equity Securities:
Original cost	$632.0	$583.5
Adjusted cost(*)	632.0	452.1
Estimated fair value	1,004.2	739.7
Gross unrealized gains	372.7	290.5
Gross unrealized losses	(.5)	(2.9)
Net unrealized gains (losses)	$372.1	$287.5
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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $427.2 in dividends from its subsidiaries in 2014 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries.

Old Republic's 3.75% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable.

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

On November 28, 2012, the NCDOI issued a Final Order approving the Corrective Plan ("the Plan") submitted by RMIC on September 14, 2012 as required by the Summary Order. The Plan was filed to effect a run-off of the insurance in force business with the following major objectives: provide for the payment of all valid claims settled on January 19, 2012 and thereafter in cash with respect to 60% of the total settled amounts, and with a deferred payment obligation ("DPO") for the remaining 40% which will be retained in claim reserves until a future payment of all or a portion of this 40% is approved by the NCDOI; and authorize RMIC to continue with its management of the run-off plan during an estimated ten year period ending on December 31, 2021. During this period, RMIC would remain within ORI's ownership and control, as well as under NCDOI regulatory supervision as has been the case since January of 2012. Management believes the Final Order by the NCDOI to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC is expected to be increasingly less significant as its run-off book extinguishes itself. The approval of the Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Plan in the future as circumstances may warrant.

At December 31, 2013, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management continues to explore the Company's options to address possibly greater liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include completion of the previously announced recapitalization of the Company's mortgage guaranty subsidiary, RMIC Companies, Inc., which would result in the deconsolidation of RMIC thus preventing an event of default. In connection with such a transaction, it is expected that Old Republic would contribute up to $50.0 of this new capital. Other plans include an amendment to the 3.75% Notes, removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend and financing capacity. While management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

Capitalization - Old Republic's total capitalization of $4,344.3 at December 31, 2013 consisted of debt of $569.2 and common shareholders' equity of $3,775.0. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended and dividend payments.

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

Contractual Obligations - The following table shows certain information relating to the Company's contractual obligations as of December 31, 2013:

	Payments Due in the Following Years
	Total	2014	2015 and 2016	2017 and 2018	2019 and After
Contractual Obligations:
Debt	$569.2	$4.2	$6.8	$558.1	$—
Interest on Debt	94.4	21.2	42.0	31.1	—
Operating Leases	213.6	52.4	74.7	47.4	38.9
Pension Benefits Contributions (a)	54.2	26.0	23.7	4.5	—
Claim & Claim Expense Reserves (b)	9,433.5	2,080.6	2,127.4	851.7	4,373.7
Total	$10,365.2	$2,184.6	$2,274.8	$1,493.0	$4,412.6

__________

(a)
Represents estimated minimum funding of contributions for the Old Republic International Salaried Employees Retirement Plan. Funding of the plan is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuation, as well as, maintaining certain funding levels relative to regulatory requirements.

(b)
Amounts are reported gross of reinsurance. As discussed herein with respect to the nature of loss reserves and the estimating process utilized in their establishment, the Company's loss reserves do not have a contractual maturity date. Estimated gross loss payments are based primarily on historical claim payment patterns, are subject to change due to a wide variety of factors, do not reflect anticipated recoveries under the terms of reinsurance contracts, and cannot be predicted with certainty. Actual future loss payments may differ materially from the current estimates shown in the table above. The DPO reserved funds of $551.5, payable at a future date as and when authorized by the NCDOI, have been classified in the 2019 and after column in the above table.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 28% of 2013 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 72% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2011	$2,109.4	$1,362.4	$503.2	$74.9	$4,050.1	13.3%
2012	2,324.4	1,677.4	410.5	58.6	4,471.0	10.4
2013	$2,513.7	$1,996.1	$316.5	$59.3	$4,885.6	9.3%

Favorable premium trends in the General Insurance Group's workers' compensation, general liability, and several other general insurance coverages were mainly responsible for 2013's revenue growth. The Company's targeted insurance underwriting services in such fields as aviation, construction, energy, home warranty, trucking, and large account risk management provided the main impetus to this growth. Similar trends for workers' compensation and liability insurance lines within the construction, trucking, and large account risk management business were experienced in 2012. The combination of a generally improving rate environment for most coverages and the slowly strengthening pace of U.S. economic activity were major contributing factors in this regard.

Title Group premium and fee revenues grew by 19.0%, 23.1%, and 12.5% in 2013, 2012, and 2011, respectively, benefiting from the same favorable market and operating factors that have taken hold in recent times. Most importantly these include market share gains, steadily improving housing sales and related financing transactions, and a relatively low mortgage interest rate environment.

RFIG Run-off earned premiums reflected declines throughout 2013 and 2012 - the natural outcome of a book of business devoid of new premium production since at least 2011. Other adverse factors included the continuation of elevated levels of premium refunds related to claim rescissions and the termination of certain mortgage guaranty pool insurance contracts in 2010. Moreover, mortgage guaranty new business volume prior to August, 2011 was weakened by a downturn in overall mortgage originations, lower industry-wide penetration of the nation's mortgage market, and the continuing effects of more selective underwriting guidelines in place since late 2007.

Consumer credit indemnity premiums included in the RFIG Run-off segment have declined steadily since this coverage was placed in run-off operating mode in 2008.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity (a)	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2011	38.3%	33.6%	4.9%	7.8%	5.9%	9.5%
2012	39.7	33.0	4.2	7.6	6.2	9.3
2013	39.6%	32.8%	3.8%	7.7%	6.3%	9.8%

(a) As previously noted, consumer credit indemnity premiums have been reclassified to the RFIG Run-off segment and have therefore been excluded for all periods presented.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2011	32.6%	67.4%
2012	32.3	67.7
2013	27.9%	72.1%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2011	$468.1	$444.9	83.2%	85.3%
2012	387.3	368.0	80.7	85.3
2013	$296.6	$286.7	79.1%	81.9%

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.8% of total net risk in force as of year end 2013, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2011	$14,476.9	$1,017.7	$176.3	$15,671.0
2012	11,911.1	850.7	89.8	12,851.6
2013	$9,579.6	$704.8	$48.5	$10,333.0

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2011	6.2%	26.8%	65.7%	1.3%
2012	6.4	27.5	65.0	1.1
2013	6.6%	28.1%	64.3%	1.0%

Bulk(a):
As of December 31:
2011	24.0%	32.2%	43.7%	.1%
2012	24.0	32.5	43.3	.2
2013	23.5%	33.0%	43.3%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2011	5.1%	36.2%	32.9%	25.8%
2012	4.6	35.2	32.9	27.3
2013	4.2%	34.5%	32.2%	29.1%

Bulk(a):
As of December 31:
2011	57.1%	22.9%	9.8%	10.2%
2012	56.7	23.3	10.0	10.0
2013	56.9%	23.4%	10.2%	9.5%
__________

(a)	Bulk pool risk in-force, which represented 32.7% of total bulk risk in-force at December 31, 2013, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2011	8.8%	7.5%	5.2%	5.0%	5.0%	4.8%	4.3%	3.3%	3.3%	3.0%
2012	8.6	7.7	5.3	5.1	5.0	4.8	4.3	3.5	3.3	3.1
2013	8.3%	7.5%	5.5%	5.2%	4.9%	4.8%	4.4%	3.8%	3.3%	3.2%

		Bulk (a)
	TX	FL	GA	IL	CA	CO	PA	NJ	OH	NY
As of December 31:
2011	5.4%	9.9%	4.3%	4.0%	14.9%	3.0%	3.1%	3.5%	3.9%	6.5%
2012	5.3	9.9	4.3	4.0	13.9	3.0	3.3	3.7	4.0	7.1
2013	5.4%	9.3%	4.4%	3.9%	14.1%	2.8%	3.4%	4.0%	3.8%	7.9%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2011	92.8%	7.2%
2012	92.8	7.2
2013	92.9%	7.1%

Bulk (a):
As of December 31:
2011	58.4%	41.6%
2012	58.2	41.8
2013	57.6%	42.4%

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2011	97.0%	3.0%
2012	97.1	2.9
2013	97.2%	2.8%

Bulk (a):
As of December 31:
2011	71.0%	29.0%
2012	72.6	27.4
2013	74.3%	25.7%
__________

(a)	Bulk pool risk in-force, which represented 32.7% of total bulk risk in-force at December 31, 2013, has been allocated pro-rata based on insurance in-force.

The Company's CCI earned premiums and related risk in force included in the table below have reflected a generally declining trend since 2008. The decline is largely due to a temporary discontinuation of active sales efforts. The following table shows CCI net premiums earned during the indicated periods and the maximum calculated risk in force at the end of the respective periods. Net earned premiums include additional premium adjustments arising from the variable claim experience of individual policies subject to retrospective rating plans. Risk in force reflects estimates of the maximum risk exposures at the inception of individual policies adjusted for cumulative claim costs and the lower outstanding loan balances attributed to such policies through the end of the periods shown below.

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2011	$58.3	$1,263.1
2012	42.4	1,141.6
2013	$29.8	$960.6

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RGIG Run-off	Corporate and Other	Total
As of December 31:
2012	$6,742.7	$785.7	$1,766.3	$450.1	$9,744.9	$863.8	$10,608.8
2013	$7,280.1	$876.5	$1,681.3	$422.5	$10,260.6	$607.8	$10,868.5

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2011	$270.5	$27.3	$59.3	$7.4	$364.6	3.71%	3.51%
2012	264.9	27.3	36.3	7.9	336.5	3.40	3.19
2013	$249.6	$26.6	$36.8	$5.6	$318.7	3.17%	2.97%

Consolidated net investment income declined by 5.3%, 7.7%, and 3.8%, in 2013, 2012 and 2011, respectively. This revenue source is affected by changes in the invested asset base which are mainly driven by consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. Yield trends reflect the relatively short maturity of Old Republic's fixed maturity securities portfolio as well as continuation of a relatively lower yield environment during the past several years.

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; in 2013, 2012, and 2011, 87.7%, 72.7% and 34.4%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2011	$142.6	$23.1	$165.8	$—	$(50.2)	$(50.2)	$115.5
2012	32.7	15.3	48.1	—	(.2)	(.2)	47.8
2013	$1.7	$146.3	$148.1	$—	$—	$—	$148.1

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2013 and 2012:

	Claim and Loss Adjustment Expense Reserves
December 31:	2013		2012
	Gross	Net	Gross	Net
Workers' compensation	$3,802.1	$2,184.9	$3,589.6	$1,959.8
General liability	1,407.7	647.9	1,384.3	643.0
Commercial automobile (mostly trucking)	1,228.6	1,014.2	1,159.8	968.3
Other coverages	501.0	343.3	527.3	335.2
Unallocated loss adjustment expense reserves	195.6	143.7	175.6	142.4
Total general insurance reserves	7,135.2	4,334.1	6,836.8	4,048.9
Title	471.5	471.5	396.4	396.4
RFIG Run-off	1,806.8	1,774.2	2,051.0	1,994.8
Life and accident	19.8	16.8	18.9	15.9
Total claim and loss adjustment expense reserves	$9,433.5	$6,596.8	$9,303.3	$6,456.2
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$159.7	$121.3	$147.1	$119.4
% of total general insurance reserves	2.2%	2.8%	2.2%	2.9%

The Company's reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses payable, including incurred but not reported losses and loss adjustment expenses. The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to possibly higher or lower than anticipated claim costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are often referred to as unfavorable development whereas any changes that decrease previous estimates of the Company's ultimate liability are referred to as favorable development.

Overview of Loss Reserving Process

Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2013, such reserves accounted for 75.6% and 65.7% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2012 represented 73.5% and 62.7% of the respective consolidated amounts.

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

Aggregate loss reserves consist of liability estimates for claims that have been reported ("case") to the Company's insurance subsidiaries and reserves for claims that have been incurred but not yet reported or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year end net reserves totaled $241.4, $230.8 and $235.1 as of December 31, 2013, 2012, and 2011, respectively.

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

	2013	2012	2011
Estimated reduction in beginning reserve	$174.9	$313.2	$710.3
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	80.5	111.7	223.1
Prior year	71.9	12.2	(340.8)
Sub-total	152.5	124.0	(117.6)
Estimated rescission reduction in settled claims	(212.2)	(262.3)	(279.5)
Estimated reduction in ending reserve	$115.2	$174.9	$313.2

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

Years Ended December 31:	2013	2012	2011
Gross reserves at beginning of year	$9,303.3	$8,786.6	$8,814.6
Less: reinsurance losses recoverable	2,847.0	2,908.1	2,945.3
Net reserves at beginning of year:
General Insurance	4,048.9	3,874.9	3,888.0
Title Insurance	396.4	332.0	298.0
RFIG Run-off	1,994.8	1,654.0	1,663.1
Other	15.9	17.4	20.0
Sub-total	6,456.2	5,878.5	5,869.3
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,857.9	1,729.6	1,575.3
Title Insurance	137.2	120.9	105.7
RFIG Run-off (a)	487.5	762.2	887.1
Other	41.0	40.3	40.2
Sub-total	2,523.7	2,653.1	2,608.5
Change in provision for insured events of prior years:
General Insurance	(23.7)	(51.5)	(130.9)
Title Insurance	(3.1)	—	—
RFIG Run-off (a)	(269.7)	148.2	254.8
Other	(2.5)	(1.5)	(1.2)
Sub-total	(299.1)	95.1	122.6
Total incurred claims and claim adjustment expenses (a)	2,224.5	2,748.2	2,731.1
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	620.8	587.8	569.8
Title Insurance	6.0	3.0	7.9
RFIG Run-off (b)	39.4	46.6	100.5
Other	29.5	30.6	30.7
Sub-total	695.9	668.1	709.2
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	928.2	916.1	887.6
Title Insurance	52.8	53.4	63.6
RFIG Run-off (b)	398.9	523.0	1,050.5
Other	8.0	9.6	10.7
Sub-total	1,388.0	1,502.3	2,012.6
Total payments (b)	2,083.9	2,170.5	2,721.9
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance	4,334.1	4,048.9	3,874.9
Title Insurance	471.5	396.4	332.0
RFIG Run-off	1,774.2	1,994.8	1,654.0
Other	16.8	15.9	17.4
Sub-total	6,596.8	6,456.2	5,878.5
Reinsurance losses recoverable	2,836.7	2,847.0	2,908.1
Gross reserves at end of year	$9,433.5	$9,303.3	$8,786.6
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

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2013	2012	2011
Change in provision for incurred events of prior years:
General Insurance	$(40.4)	$(19.8)	$(149.2)
RFIG Run-off (a)	(253.0)	116.5	273.2

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	1,597.5	1,577.9	1,551.1
RFIG Run-off (b)	$389.8	$495.7	$1,057.4

(a)
In common with all other insurance lines, RFIG Run-off mortgage guaranty settled and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. As previously noted, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves shown below and entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denials.

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by an estimated $80.5, $111.7 and $223.1, respectively, for 2013, 2012 and 2011. The provision for insured events of prior years in 2013, 2012 and 2011 was reduced (increased) by an estimated $71.9, $12.2 and $(340.8), respectively. These changes were offset to varying degrees by differences between actual claim settlements relative to expected experience and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

The following table reflects the changes in net reserves between succeeding balance sheet dates.

	2013	2012	2011
Net reserve increase(decrease):
General Insurance	$285.1	$174.0	$(13.1)
Title Insurance	75.1	64.3	34.0
RFIG Run-off	(220.6)	340.7	(9.0)
Other	.9	(1.5)	(2.6)
Total	$140.6	$577.6	$9.2

(b)
Rescissions reduced the Company's settled losses by an estimated $212.2, $262.3, and $279.5 for 2013, 2012, and 2011, respectively. 2013 and 2012 RFIG Run-off Business claim and claim adjustment expense payments reflect the retention of the DPO within claim reserves which amounted to $551.5 and $299.5 as of the respective year-ends.

(c)	Year end net IBNR reserves for each segment were as follows:

	2013	2012	2011
General Insurance	$2,118.4	$1,947.0	$1,878.2
Title Insurance	407.1	336.9	262.5
RFIG Run-off	121.3	147.5	94.8
Other	4.0	4.6	4.6
Total	$2,651.0	$2,436.1	$2,240.4

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2013	2012	2011
General	73.6%	73.0%	69.2%
Title	6.7	7.2	7.8
RFIG Run-off	68.8	221.8	230.5
Consolidated benefits and claim ratio	45.8%	61.9%	68.3%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	51.9%	59.8%	65.3%
Change in provision for insured events of prior years:
net (favorable) unfavorable development	(6.1)	2.1	3.0
Consolidated benefits and claim ratio	45.8%	61.9%	68.3%

The consolidated benefits and claim ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable development in 2013 and unfavorable developments in 2012 and 2011 which on average decreased the consolidated loss ratio by .3%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows after taking into account the 2012 reclassification of the CCI coverage to the RFIG Run-off segment:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages (a)	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity (a)	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2011	69.2%	71.9%	72.3%	39.2%	70.4%	64.6%	62.8%
2012	73.0	75.3	78.6	29.6	71.6	63.8	65.6
2013	73.6%	76.1%	79.6%	21.4%	59.6%	78.5%	67.8%
__________

(a) The consumer credit indemnity coverage is now reported within the RFIG Run-off segment and has been excluded for all periods presented. Prior to reclassifying such coverage, the above claim ratios would be as follows:

	All	Financial
	Coverages	Indemnity
Years Ended December 31:
2011	72.1%	88.4%
2012	76.4	101.4
2013	74.5%	51.7%

The overall general insurance claims ratio shows reasonably consistent trends for the past three years. To a large extent, this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. Claims ratios in 2012 were affected by higher loss costs for the aggregate commercial automobile (trucking), general liability, and workers' compensation coverages. 2013 ratios remained at relatively high levels as workers' compensation and general liability loss costs continued to reflect greater-than-expected severity.

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

Unfavorable developments, although not material in 2013, 2012 or 2011, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, typically workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.5 years (gross) and 7.8 years (net of reinsurance) as of December 31, 2013 and 4.7 years (gross) and 7.6 years (net of reinsurance) as of December 31, 2012. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2013.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2013 and 2012 is as follows:

December 31:	2013		2012
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$116.7	$97.8	$129.0	$106.4
Loss and loss expenses incurred	28.2	12.2	10.1	4.8
Claims and claim adjustment expenses paid	18.2	11.4	22.4	13.4
Reserves at end of year	126.6	98.7	116.7	97.8

Environmental:
Reserves at beginning of year	30.4	21.5	53.0	31.4
Loss and loss expenses incurred	4.7	2.7	(8.5)	(5.3)
Claims and claim adjustment expenses paid	2.1	1.6	14.1	4.5
Reserves at end of year	33.0	22.6	30.4	21.5
Total asbestos and environmental reserves	$159.7	$121.3	$147.1	$119.4

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

Certain mortgage guaranty average claim-related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2011	$48,254	$54,956	14.89%	21.90%	$279.5
2012	46,376	53,221	14.70	21.57	262.3
2013	$44,678	$46,395	13.09%	18.73%	$212.2
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	VA
As of December 31:
2011	8.4%	32.2%	15.4%	20.6%	17.1%	12.2%	12.1%	15.4%	23.5%	11.5%
2012	7.9	31.6	13.7	20.8	14.1	11.2	13.9	15.6	26.6	10.8
2013	8.0%	25.9%	11.2%	16.6%	9.6%	10.3%	14.1%	14.3%	26.3%	9.2%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	CO	PA	OH	NJ	NY
As of December 31:
2011	14.1%	34.0%	19.5%	26.3%	21.8%	13.4%	20.1%	19.1%	28.2%	23.0%
2012	13.7	34.2	17.9	27.2	17.6	12.6	21.4	19.5	32.5	25.5
2013	12.6%	28.8%	14.2%	21.4%	13.2%	10.7%	19.9%	16.8%	31.1%	23.8%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	NY
As of December 31:
2011	8.8%	31.6%	15.4%	20.5%	18.1%	11.7%	12.7%	15.7%	24.0%	19.0%
2012	8.4	31.3	13.8	21.3	15.2	11.1	14.5	16.0	27.4	23.0
2013	8.4%	26.4%	11.5%	17.0%	10.7%	10.8%	14.6%	14.6%	27.1%	22.8%
__________

(b)	As determined by risk in force as of December 31, 2013, these 10 states represent approximately 50.8%, 59.0%, and 51.1%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claim-related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2011	$111.8	191.7%	$102.9	176.5%	4.4%	$166.1
2012	73.8	173.9	112.8	265.7	3.9	98.1
2013	$48.5	162.9%	$44.5	149.4%	2.6%	$54.4
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

Loss reserve uncertainty is illustrated by the variability in loss reserve development presented in the schedule which appears under Item 1 of this Annual Report. That schedule shows the cumulative loss reserve development for each of the past ten years through December 31, 2013 for the general insurance business which currently represents 66.7% of Old Republic's total loss and loss adjustment expense reserves, net of reinsurance reserves. Through December 31, 2013, ending claim reserves for the past ten year-ends have developed favorably, as a percentage of the original estimates, within a range of 1.0% in 2012 to 14.7% in 2005. For the aggregate of ten year-ends, the net development has averaged 7.2% favorable.

On a consolidated basis, which includes all coverages provided by the Company, the one year development on prior year loss reserves over the same ten year period has ranged from (6.1)% unfavorable in 2010 to 12.0% favorable in 2005 and averaged 2.3% favorable for the ten years. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic's existing business mix, current aggregate loss reserve levels, and loss development patterns suggests a reasonable likelihood that 2013 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company's insurance segments is discussed above. While Old Republic has generally experienced favorable loss developments for the latest ten year period on an overall basis, the current analysis of loss development factors and economic conditions influencing the Company's insurance coverages indicates a gradual downward trend in favorable development during the most recent three years, with respect to general insurance. In management's opinion, the other segments' loss reserve development patterns (most notably those associated with mortgage insurance) show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2013.

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

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements the Company is generally reimbursed for claim costs exceeding contractually agreed-upon levels. During the three year period ended December 31, 2013, the Company's net retentions have risen gradually within the general insurance segment; however, such changes have not had a material impact on the Company's consolidated financial statements.

Except for relatively few facultative reinsurance cessions covering large risks, the title insurance segment does not utilize a significant amount of reinsurance to manage its insurance risk.

Generally, the RFIG Run-off mortgage guaranty insurance risk has historically been reinsured through excess of loss contracts with insurers owned by or affiliated with lending institutions and financial and other intermediaries whose customers are insured by Old Republic's mortgage insurance subsidiaries. Effective December 31, 2008, the Company discontinued excess of loss reinsurance cessions to lenders' captive insurance companies for all new production originated subsequent to the effective date. During 2010, RFIG recaptured business previously ceded to several captives. In substance, the transactions are cut-off reinsurance commutation arrangements whereby the captives have remitted to the Company the reserves on existing claim obligations and a risk premium for claims that will occur after the recapture date.

The Company does not anticipate any significant changes in its reinsurance programs during 2014.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2011	25.2%	91.2%	22.1%	47.5%
2012	25.7	89.6	10.4	48.5
2013	23.7%	88.0%	8.1%	49.2%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The general insurance expense ratio for 2012 was impacted by a charge related to previously deferred acquisition costs stemming from new accounting guidance issued by the FASB as already discussed in the Executive Summary. The 2011 RFIG Run-off expense ratio reflects an accrual of employment severance and similar costs, and the elimination of previously deferred acquisition costs. The lower 2012 and 2013 operating expense ratios reflect ongoing cost control geared to a run-off operation.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2011	94.4%	99.0%	252.6%	115.8%
2012	98.7	96.8	232.2	110.4
2013	97.3%	94.7%	76.9%	95.0%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were 33.4% in 2013, (46.6)% in 2012 and (40.6)% in 2011. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets. As of December 31, 2013, 2012, and 2011, a valuation allowance was established for certain net operating loss and tax credit carryforwards which the Company does not expect to realize.

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2013:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$8,712.3	100	basis point rate increase	$8,345.5
		200	basis point rate increase	7,978.7
		100	basis point rate decrease	9,079.1
		200	basis point rate decrease	$9,445.9

Equity Price Risk:
Equity Securities	$1,004.2	10%	increase in the S&P 500	$1,093.6
		20%	increase in the S&P 500	1,182.9
		10%	decline in the S&P 500	914.8
		20%	decline in the S&P 500	$825.5

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2013	2012
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,477.3 and $7,993.1)	$8,712.3	$8,566.2
Equity securities (at fair value) (adjusted cost: $632.0 and $452.1)	1,004.2	739.7
Short-term investments (at fair value which approximates cost)	1,124.8	1,264.9
Miscellaneous investments	21.6	29.6
Total	10,863.1	10,600.5
Other investments	5.3	8.2
Total investments	10,868.5	10,608.8

Other Assets:
Cash	153.3	101.2
Securities and indebtedness of related parties	18.0	12.7
Accrued investment income	87.2	90.4
Accounts and notes receivable	1,190.5	1,134.7
Federal income tax recoverable: Current	114.7	71.9
Deferred	48.4	148.1
Reinsurance balances and funds held	189.2	201.6
Reinsurance recoverable: Paid losses	64.9	103.7
Policy and claim reserves	3,150.8	3,133.3
Deferred policy acquisition costs	192.6	165.5
Sundry assets	455.7	454.2
Total Other Assets	5,665.9	5,618.0
Total Assets	$16,534.4	$16,226.8

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,433.5	$9,303.3
Unearned premiums	1,487.8	1,364.4
Other policyholders' benefits and funds	207.8	201.8
Total policy liabilities and accruals	11,129.2	10,869.6
Commissions, expenses, fees, and taxes	409.8	511.1
Reinsurance balances and funds	441.9	437.9
Debt	569.2	572.9
Sundry liabilities	209.0	238.8
Commitments and contingent liabilities
Total Liabilities	12,759.4	12,630.6

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	260.4	259.4
Additional paid-in capital	673.9	660.9
Retained earnings	2,485.3	2,222.3
Accumulated other comprehensive income (loss)	378.2	481.7
Unallocated ESSOP shares (at cost)	(23.0)	(28.2)
Total Common Shareholders' Equity	3,775.0	3,596.2
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$16,534.4	$16,226.8
________

(1)
At December 31, 2013 and 2012, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 260,462,217 and 259,490,089 were issued as of December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Net premiums earned	$4,456.6	$4,043.8	$3,695.5
Title, escrow, and other fees	429.0	427.1	354.5
Total premiums and fees	4,885.6	4,471.0	4,050.1
Net investment income	318.7	336.5	364.6
Other income	90.1	114.5	115.2
Total operating revenues	5,294.5	4,922.2	4,529.9
Realized investment gains (losses):
From sales	148.1	48.1	165.8
From impairments	—	(.2)	(50.2)
Total realized investment gains (losses)	148.1	47.8	115.5
Total revenues	5,442.7	4,970.1	4,645.5

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	2,223.0	2,747.4	2,748.7
Dividends to policyholders	15.2	17.9	15.6
Underwriting, acquisition, and other expenses	2,509.7	2,297.1	2,054.3
Interest and other charges	21.6	36.2	63.4
Total expenses	4,769.7	5,098.7	4,882.2
Income (loss) before income taxes (credits)	672.9	(128.5)	(236.7)

Income Taxes (Credits):
Current	79.0	2.4	(36.7)
Deferred	146.0	(62.3)	(59.4)
Total	225.0	(59.8)	(96.1)

Net Income (Loss)	$447.8	$(68.6)	$(140.5)

Net Income (Loss) Per Share:
Basic	$1.74	$(.27)	$(.55)
Diluted	$1.57	$(.27)	$(.55)

Average shares outstanding: Basic	257,443,999	255,812,888	255,045,210
Diluted	293,684,035	255,812,888	255,045,210

Dividends Per Common Share:
Cash	$.72	$.71	$.70

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2013	2012	2011
Net Income (Loss) As Reported	$447.8	$(68.6)	$(140.5)

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	(107.0)	161.3	126.6
Amounts reclassified as realized investment
gains from sales in the statements of income	(148.1)	(47.8)	(115.5)
Pretax unrealized gains (losses) on securities	(255.2)	113.4	11.1
Deferred income taxes (credits)	(89.0)	39.5	3.5
Net unrealized gains (losses) on securities, net of tax	(166.2)	73.8	7.5
Defined benefit pension plans:
Net pension adjustment before reclassifications	104.7	(29.9)	(61.8)
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	7.0	10.4	5.9
Net adjustment related to defined benefit
pension plans	111.7	(19.4)	(55.8)
Deferred income taxes (credits)	39.1	(6.8)	(19.5)
Net adjustment related to defined benefit pension
plans, net of tax	72.6	(12.6)	(36.2)
Foreign currency translation and other adjustments	(9.9)	4.4	(14.3)
Net adjustments	(103.5)	65.6	(43.0)
Comprehensive Income (Loss)	$344.3	$(3.0)	$(183.5)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions)

	Years Ended December 31,
	2013	2012	2011
Convertible Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$259.4	$259.3	$259.2
Dividend reinvestment plan	—	—	—
Net issuance of shares under stock based compensation plans	.9	—	—
Conversion of senior debentures	—	—	—
Balance, end of year	$260.4	$259.4	$259.3

Additional Paid-in Capital:
Balance, beginning of year	$660.9	$657.9	$649.6
Dividend reinvestment plan	.8	.8	.8
Net issuance of shares under stock based compensation plans	9.5	(.6)	—
Conversion of senior debentures	—	—	—
Stock based compensation	—	2.5	3.4
ESSOP shares released	2.6	.3	1.0
Acquisition of non-controlling interest	—	—	2.7
Balance, end of year	$673.9	$660.9	$657.9

Retained Earnings:
Balance, beginning of year	$2,222.3	$2,472.4	$2,791.4
Net income (loss)	447.8	(68.6)	(140.5)
Dividends on common stock: cash	(184.8)	(181.5)	(178.4)
Balance, end of year	$2,485.3	$2,222.3	$2,472.4

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$481.7	$416.0	$459.1
Net unrealized gains (losses) on securities, net of tax	(166.2)	73.8	7.5
Net adjustment related to defined benefit pension plans,
net of tax	72.6	(12.6)	(36.2)
Foreign currency translation and other adjustments	(9.9)	4.4	(14.3)
Balance, end of year	$378.2	$481.7	$416.0

Unallocated ESSOP Shares:
Balance, beginning of year	$(28.2)	$(33.2)	$(38.0)
ESSOP shares released	5.2	5.0	4.8
Balance, end of year	$(23.0)	$(28.2)	$(33.2)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$447.8	$(68.6)	$(140.5)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(27.9)	32.5	32.7
Premiums and other receivables	(55.9)	(105.6)	(16.1)
Unpaid claims and related items	141.2	578.2	9.3
Unearned premiums and other policyholders' liabilities	102.9	52.7	23.1
Income taxes	103.7	(60.7)	(88.5)
Prepaid federal income taxes	—	1.0	101.9
Reinsurance balances and funds	55.5	51.7	(12.4)
Realized investment (gains) losses	(148.1)	(47.8)	(115.5)
Accounts payable, accrued expenses and other	67.3	98.6	111.2
Total	686.7	532.0	(94.9)

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	1,387.4	1,080.3	926.8
Sales	194.8	406.1	1,769.5
Sales of:
Equity securities	172.5	71.1	86.6
Other - net	29.3	28.3	31.2
Sale of a business	—	5.8	—
Purchases of:
Fixed maturity securities	(2,120.8)	(1,598.3)	(2,409.6)
Equity securities	(209.5)	(169.8)	(65.0)
Other - net	(44.6)	(37.8)	(50.8)
Purchase of a business	(5.1)	—	—
Net decrease (increase) in short-term investments	139.1	211.5	(476.0)
Other - net	(.4)	(1.0)	—
Total	(457.6)	(3.7)	(187.1)

Cash flows from financing activities:
Issuance of debentures and notes	—	—	537.0
Issuance of common shares	11.8	1.0	1.2
Redemption of debentures and notes	(3.6)	(339.8)	(112.1)
Dividends on common shares	(184.8)	(181.5)	(178.4)
Other - net	(.3)	.2	.1
Total	(176.9)	(520.0)	247.8

Increase (decrease) in cash:	52.0	8.1	(34.2)
Cash, beginning of year	101.2	93.0	127.3
Cash, end of year	$153.3	$101.2	$93.0

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$21.3	$35.0	$42.0
Income taxes	$122.3	$1.6	$(6.9)
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated)

Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged mainly in the general (property and liability), title, and mortgage guaranty ("MI") and consumer credit indemnity ("CCI") run-off businesses. These insurance subsidiaries are organized as the Old Republic General Insurance, Title Insurance and RFIG Run-off Business Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business. As more fully disclosed in Note 1(s), RFIG's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC") and its affiliate Republic Mortgage Insurance Company of North Carolina ("RMICNC") have been operating in run-off pursuant to Summary Orders received from the North Carolina Department of Insurance ("NCDOI") which placed these companies under its supervision in 2012. As discussed in Note 6, the Company combined its General Insurance Group's CCI division with its MI line (RMIC Companies, Inc. or "RMICC") within a business denoted as the Republic Financial Indemnity Group, Inc. ("RFIG") run-off segment. The combination affects the manner in which segmented results are presented. The operating results of the combined coverages are therefore shown as a single run-off book of business within ORI's consolidated operations. A small life and accident insurance business is included in the corporate and other caption of this report. In this report, "Old Republic", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

Note 1 - Summary of Significant Accounting Policies - The significant accounting policies employed by Old Republic International Corporation and its subsidiaries are set forth in the following summary.

(a) Accounting Principles - The Company's insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries operate their business in the context of such laws and regulation, and maintain their accounts in conformity with accounting practices prescribed or permitted by various states' insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices. The statutory accounting requirements vary from the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP") in the following major respects: (1) the costs of selling insurance policies are charged to operations immediately, while the related premiums are taken into income over the terms of the policies; (2) investments in fixed maturity securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value; (3) certain assets classified as "non-admitted assets" are excluded from the balance sheet through a direct charge to earned surplus; (4) changes in allowed deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement; (5) mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus whereas, GAAP does not allow provisions for future catastrophic losses; (6) title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year's premiums written; (7) certain required formula-derived reserves for general insurance in particular are established for claim reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus; (8) surplus notes are classified as equity; and (9) mortgage guaranty deferred payment obligations ("DPO") retained are claim reserves classified as an admissible asset and as a component of policyholder surplus pursuant to a permitted practice of the NCDOI. In consolidating the statutory financial statements of its insurance subsidiaries, the Company has therefore made necessary adjustments to conform their accounts with GAAP. The following table reflects a summary of all such adjustments:

	Shareholders' Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2013	2012	2013	2012	2011
Statutory totals of insurance
company subsidiaries (a):
General	$3,127.9	$2,905.9	$314.4	$225.5	$292.5
Title	428.6	358.1	88.7	70.3	46.7
RFIG Run-off	456.5	149.2	125.2	(285.0)	(422.6)
Life & Accident	67.0	71.9	3.6	3.0	4.8
Sub-total	4,080.0	3,485.1	531.9	13.8	(78.6)
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	29.4	(111.6)	23.2	(64.2)	(38.7)
Unadjusted totals	4,109.7	3,374.0	555.1	(50.4)	(117.4)
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	159.1	161.7	.9	(33.3)	(30.6)
Fair value of fixed maturity securities	220.9	552.7	—	—	—
Non-admitted assets	73.3	78.2	—	—	—
Deferred income taxes	(49.8)	(113.9)	(79.5)	35.7	73.4
Mortgage contingency and DPO reserves	(479.0)	(296.9)	—	—	—
Title unearned premiums	432.6	390.4	42.1	30.0	14.6
Loss reserves	(432.7)	(360.7)	(71.8)	(70.4)	(49.6)
Surplus notes	(277.5)	(202.5)	—	—	—
Sundry adjustments	17.9	13.0	.9	19.4	(30.9)
Total adjustments	(334.8)	222.3	(107.3)	(18.2)	(23.1)
Consolidated GAAP totals	$3,775.0	$3,596.2	$447.8	$(68.6)	$(140.5)

(a)
The insurance laws of the respective states in which the Company’s insurance subsidiaries are incorporated prescribe minimum capital and surplus requirements for the lines of business they are licensed to write. For domestic property and casualty and life and accident insurance companies the National Association of Insurance Commissioners also prescribes risk-based capital ("RBC") requirements. The RBC is a measure of statutory capital in relationship to a formula-driven definition of risk relative to a company’s balance sheet and mix of business. The combined RBC ratio of our primary General insurance subsidiaries was 695% and 680% of the company action level RBC at December 31, 2013 and 2012, respectively. The minimum capital requirements for the Company’s Title Insurance subsidiaries are established by statute in the respective states of domicile. The minimum regulatory capital requirements are not significant in relationship to the recorded statutory capital of the Company’s Title and Life & Accident insurance subsidiaries. At December 31, 2013 and 2012 each of the Company’s General, Title, and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements. Refer to Note 1(s) - Regulatory Matters for a discussion regarding the RFIG Run-off group.

The preparation of financial statements in conformity with either statutory practices or GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

(b) Consolidation Practices - The consolidated financial statements include the accounts of the Company and those of all of its majority owned insurance underwriting and service subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c) Statement Presentation - Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

In 2013, Old Republic adopted guidance requiring additional disclosures of amounts reclassified out of accumulated other comprehensive income. Such requirements are reflected in the presentation of the Consolidated Statements of Comprehensive Income.

(d) Investments - The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2013 and 2012, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized $-, $.2 and $50.2 of OTTI adjustments for the years ended December 31, 2013, 2012 and 2011, respectively.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
December 31, 2013:
U.S. & Canadian Governments	$1,133.0	$36.7	$8.7	$1,161.1
Tax-exempt	168.1	3.7	.5	171.3
Corporate	7,176.0	268.1	64.3	7,379.8
	$8,477.3	$308.7	$73.6	$8,712.3
December 31, 2012:
U.S. & Canadian Governments	$1,151.2	$65.9	$.3	$1,216.8
Tax-exempt	380.8	11.4	.1	392.2
Corporate	6,461.0	502.1	6.0	6,957.1
	$7,993.1	$579.5	$6.5	$8,566.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at December 31, 2013:
Due in one year or less	$785.5	$796.5
Due after one year through five years	3,957.0	4,145.8
Due after five years through ten years	3,544.2	3,579.4
Due after ten years	190.4	190.5
	$8,477.3	$8,712.3

Bonds and other investments with a statutory carrying value of $551.2 as of December 31, 2013 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $- and $131.3 at December 31, 2013 and 2012, respectively, follows:

Equity Securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013	$632.0	$372.7	$.5	$1,004.2
December 31, 2012	$452.1	$290.5	$2.9	$739.7

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's adjusted cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013:
Fixed Maturity Securities:
U.S. & Canadian Governments	$301.7	$8.7	$—	$—	$301.7	$8.7
Tax-exempt	10.0	.5	—	—	10.0	.5
Corporate	2,312.2	60.2	47.7	4.1	2,360.0	64.3
Subtotal	2,624.0	69.4	47.7	4.1	2,671.8	73.6
Equity Securities	31.0	.5	—	—	31.0	.5
Total	$2,655.0	$70.0	$47.7	$4.1	$2,702.8	$74.2

December 31, 2012:
Fixed Maturity Securities:
U.S. & Canadian Governments	$60.3	$.3	$—	$—	$60.3	$.3
Tax-exempt	3.7	.1	—	—	3.7	.1
Corporate	348.4	4.3	10.2	1.7	358.6	6.0
Subtotal	412.6	4.8	10.2	1.7	422.8	6.5
Equity Securities	78.9	2.9	—	—	78.9	2.9
Total	$491.5	$7.8	$10.2	$1.7	$501.8	$9.5

At December 31, 2013, the Company held 558 fixed maturity and 5 equity securities in an unrealized loss position, representing 30.8% as to fixed maturities and 7.2% as to equity securities of the total number of such issues it held. At December 31, 2012, the Company held 102 fixed maturity and 14 equity securities in an unrealized loss position, representing 5.7% as to fixed maturities and 21.9% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 10 and 4 fixed maturity securities and 0 and 1 equity security, had been in a continuous unrealized loss position for more than 12 months as of December 31, 2013 and 2012. The unrealized losses on these securities are primarily attributable to an increase in the interest rate environment. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of December 31, 2013 and December 31, 2012.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2013:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$478.9	$682.2	$—	$1,161.1
Tax-exempt	—	171.3	—	171.3
Corporate	—	7,369.3	10.5	7,379.8
Equity securities	1,003.4	—	.7	1,004.2
Short-term investments	$1,120.5	$—	$4.2	$1,124.8

As of December 31, 2012:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$570.9	$645.9	$—	$1,216.8
Tax-exempt	—	392.2	—	392.2
Corporate	—	6,926.3	30.7	6,957.1
Equity securities	736.9	—	2.7	739.7
Short-term investments	$1,260.2	$—	$4.6	$1,264.9

There were no transfers between Levels 1, 2 or 3 during 2013. Level 3 securities with a fair value of $20.2 were disposed of during 2013.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At December 31, 2013, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2013	2012	2011
Investment income from:
Fixed maturity securities	$298.7	$321.0	$353.2
Equity securities	21.2	13.1	11.3
Short-term investments	1.1	1.9	1.5
Other sources	2.6	5.4	4.7
Gross investment income	323.7	341.6	370.9
Investment expenses (a)	4.9	5.1	6.2
Net investment income	$318.7	$336.5	$364.6

Realized gains (losses) on:
Fixed maturity securities:
Gains	$9.9	$32.7	$143.9
Losses	(8.2)	—	(1.2)
Net	1.7	32.7	142.6

Equity securities & other long-term investments	146.3	15.1	(27.0)
Total	148.1	47.8	115.5
Income taxes (credits)(b)	51.8	16.7	37.5
Net realized gains (losses)	$96.2	$31.1	$78.0

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$(337.9)	$64.9	$46.3
Less: Deferred income taxes (credits)	(117.9)	22.6	16.0
	(219.9)	42.2	30.3

Equity securities & other long-term investments	82.6	48.4	(35.2)
Less: Deferred income taxes (credits)	28.9	16.8	(12.4)
	53.7	31.5	(22.7)
Net changes in unrealized investment gains (losses)	$(166.2)	$73.8	$7.5
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $1.7, $2.0 and $1.9 for the years ended December 31, 2013, 2012 and 2011, respectively.

(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

(e) Revenue Recognition - Pursuant to GAAP applicable to the insurance industry, revenues are recognized as follows:

Substantially all general insurance premiums pertain to annual policies and are reflected in income on a pro-rata basis in general association with the related benefits, claims, and expenses. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations.

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 28% of 2013, 32% of 2012 and 33% of 2011 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums principally stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Recognition of normal or catastrophic claim costs, however, occurs only upon an instance of default, defined as the occurrence of two or more consecutively missed monthly payments. Accordingly, GAAP revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and most significantly, future catastrophic loss occurrences for which current reserve provisions are not permitted. As a result, mortgage guaranty GAAP earnings for any individual year or series of years may be materially adversely affected, particularly by cyclical catastrophic loss events such as the mortgage insurance industry has experienced since mid year 2007. Reported GAAP earnings and financial condition form, in part, the basis for significant judgments and strategic evaluations made by management, analysts, investors, and other users of the financial statements issued by mortgage guaranty companies. The risk exists that such judgments and evaluations are at least partially based on GAAP financial information that does not match revenues and expenses and is therefore not reflective of the long-term normal and catastrophic risk exposures assumed by mortgage guaranty insurers at any point in time.

(f) Deferred Policy Acquisition Costs - Various insurance subsidiaries of the Company defer certain costs which vary with and are directly related to the production of business. Deferred costs consist principally of commissions, premium taxes, marketing, and policy issuance expenses. Effective January 1, 2012, the Company adopted a prospective application of new GAAP authoritative guidance related to the deferral of costs for acquiring or renewing insurance contracts. The guidance identifies those direct costs that relate to the successful acquisition of new or renewal insurance contracts that should be capitalized. The adoption of the guidance resulted in 2012 pretax charges of $37.9 to General Insurance results.

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

The following table shows a reconciliation of deferred acquisition costs between succeeding balance sheet dates.

Years Ended December 31:	2013	2012	2011
Deferred, beginning of year	$165.5	$197.6	$230.6
Acquisition costs deferred:
Commissions - net of reinsurance	222.7	180.8	139.0
Premium taxes	93.8	86.8	77.7
Salaries and other marketing expenses	42.5	43.3	121.8
Sub-total	359.1	311.0	338.4
Amortization charged to income	(331.9)	(343.2)	(371.7)
Change for the year	27.1	(32.1)	(33.3)
Deferred, end of year	$192.6	$165.5	$197.6

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2013 and 2012, unearned premiums consisted of the following:

As of December 31:	2013	2012
General Insurance Group	$1,458.9	$1,323.8
RFIG Run-off Business	28.9	40.5
Total	$1,487.8	$1,364.4

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

All reserves are therefore based on estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders' dividends, all of which tend to be affected by development of claims in future years, may offset, in whole or in part, developed claim redundancies or deficiencies for certain coverages such as workers' compensation, portions of which are written under loss sensitive programs that provide for such adjustments. The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made nor is any guaranty given that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates.

General Insurance reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Long-term disability-type workers' compensation reserves are discounted to present value based on interest rates ranging from 3.5% to 4.0%. Losses and claims incurred but not reported ("IBNR"), as well as expenses required to settle losses and claims are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. As applicable, estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves. Overall claim and claim expense reserves incorporate amounts covering net estimates of unusual claims such as those emanating from asbestosis and environmental ("A&E") exposures as discussed below. Such reserves can affect claim costs and related loss ratios for such insurance coverages as general liability, commercial automobile (truck), workers' compensation, and property.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims generally involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2013, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2013 and 2012, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $159.7 and $147.1 gross, respectively, and $121.3 and $119.4 net of reinsurance, respectively. Old Republic's average five year survival ratios stood at 5.5 years (gross) and 7.8 years (net of reinsurance) as of December 31, 2013 and 4.7 years (gross) and 7.6 years (net of reinsurance) as of December 31, 2012. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

Title insurance and related escrow services loss and loss adjustment expense reserves are established as point estimates to cover the projected settlement costs of known as well as IBNR losses related to premium and escrow service revenues of each reporting period. Reserves for known claims are based on an assessment of the facts available to the Company during the settlement process. The point estimates covering all claim reserves inherently take into account IBNR claims based on past experience and evaluations of such variables as changing trends in the types of policies issued, changes in real estate markets and interest rate environments, and changing levels of loan refinancing, all of which can have a bearing on the emergence, number, and ultimate cost of claims.

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

	2013	2012	2011
Estimated reduction in beginning reserve	$174.9	$313.2	$710.3
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	80.5	111.7	223.1
Prior year	71.9	12.2	(340.8)
Sub-total	152.5	124.0	(117.6)
Estimated rescission reduction in settled claims	(212.2)	(262.3)	(279.5)
Estimated reduction in ending reserve	$115.2	$174.9	$313.2

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

Years Ended December 31:	2013	2012	2011
Gross reserves at beginning of year	$9,303.3	$8,786.6	$8,814.6
Less: reinsurance losses recoverable	2,847.0	2,908.1	2,945.3
Net reserves at beginning of year:
General Insurance	4,048.9	3,874.9	3,888.0
Title Insurance	396.4	332.0	298.0
RFIG Run-off	1,994.8	1,654.0	1,663.1
Other	15.9	17.4	20.0
Sub-total	6,456.2	5,878.5	5,869.3
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,857.9	1,729.6	1,575.3
Title Insurance	137.2	120.9	105.7
RFIG Run-off (a)	487.5	762.2	887.1
Other	41.0	40.3	40.2
Sub-total	2,523.7	2,653.1	2,608.5
Change in provision for insured events of prior years:
General Insurance	(23.7)	(51.5)	(130.9)
Title Insurance	(3.1)	—	—
RFIG Run-off (a)	(269.7)	148.2	254.8
Other	(2.5)	(1.5)	(1.2)
Sub-total	(299.1)	95.1	122.6
Total incurred claims and claim adjustment expenses (a)	2,224.5	2,748.2	2,731.1
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	620.8	587.8	569.8
Title Insurance	6.0	3.0	7.9
RFIG Run-off (b)	39.4	46.6	100.5
Other	29.5	30.6	30.7
Sub-total	695.9	668.1	709.2
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	928.2	916.1	887.6
Title Insurance	52.8	53.4	63.6
RFIG Run-off (b)	398.9	523.0	1,050.5
Other	8.0	9.6	10.7
Sub-total	1,388.0	1,502.3	2,012.6
Total payments (b)	2,083.9	2,170.5	2,721.9
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance	4,334.1	4,048.9	3,874.9
Title Insurance	471.5	396.4	332.0
RFIG Run-off	1,774.2	1,994.8	1,654.0
Other	16.8	15.9	17.4
Sub-total	6,596.8	6,456.2	5,878.5
Reinsurance losses recoverable	2,836.7	2,847.0	2,908.1
Gross reserves at end of year	$9,433.5	$9,303.3	$8,786.6
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

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2013	2012	2011
Change in provision for incurred events of prior years:
General Insurance	$(40.4)	$(19.8)	$(149.2)
RFIG Run-off (a)	(253.0)	116.5	273.2

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	1,597.5	1,577.9	1,551.1
RFIG Run-off (b)	$389.8	$495.7	$1,057.4

(a)
In common with all other insurance lines, RFIG Run-off mortgage guaranty settled and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. As previously noted, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves shown below and entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denials.

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by an estimated $80.5, $111.7 and $223.1, respectively, for 2013, 2012 and 2011. The provision for insured events of prior years in 2013, 2012 and 2011 was reduced (increased) by an estimated $71.9, $12.2 and $(340.8), respectively. These changes were offset to varying degrees by differences between actual claim settlements relative to expected experience and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

The following table reflects the changes in net reserves between succeeding balance sheet dates.

	2013	2012	2011
Net reserve increase(decrease):
General Insurance	$285.1	$174.0	$(13.1)
Title Insurance	75.1	64.3	34.0
RFIG Run-off	(220.6)	340.7	(9.0)
Other	.9	(1.5)	(2.6)
Total	$140.6	$577.6	$9.2

(b)
Rescissions reduced the Company's settled losses by an estimated $212.2, $262.3, and $279.5 for 2013, 2012, and 2011, respectively. 2013 and 2012 RFIG Run-off Business claim and claim adjustment expense payments reflect the retention of the DPO within claim reserves which amounted to $551.5 and $299.5 as of the respective year-ends.

(c)	Year end net IBNR reserves for each segment were as follows:

	2013	2012	2011
General Insurance	$2,118.4	$1,947.0	$1,878.2
Title Insurance	407.1	336.9	262.5
RFIG Run-off	121.3	147.5	94.8
Other	4.0	4.6	4.6
Total	$2,651.0	$2,436.1	$2,240.4

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced a favorable development of 4.6% for 2013 and unfavorable developments of (1.6)% and (2.1)% for 2012, and 2011, respectively, with average favorable annual developments of .3%. The Company believes that the factors most responsible, in varying and continually changing degrees, for reserve redundancies or deficiencies include, as to mortgage guaranty and the CCI coverage, differences in originally estimated salvage and subrogation recoveries, sales and prices of homes that can impact claim costs upon the disposition of foreclosed properties, changes in regional or local economic conditions and employment levels, greater numbers of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported. As to many general insurance coverages, changes in reserve adequacy or deficiency result from the effect of reserve discounts applicable to workers' compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

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

(j) Income Taxes - The Company and most of its subsidiaries file a consolidated tax return and provide for income taxes payable currently. Deferred income taxes included in the accompanying consolidated financial statements will not necessarily become payable or recoverable in the future. The Company uses the asset and liability method of calculating deferred income taxes. This method results in the establishment of deferred tax assets and liabilities, calculated at currently enacted tax rates that are applied to the cumulative temporary differences between financial statement and tax bases of assets and liabilities.

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

Years Ended December 31:	2013	2012	2011
Statutory tax rate (credit)	35.0%	(35.0)%	(35.0)%
Tax rate increases (decreases):
Tax-exempt interest	(.4)	(4.1)	(5.4)
Dividends received exclusion	(.6)	(2.1)	(1.0)
Valuation allowance (see below)	—	(2.0)	(.6)
Goodwill impairment	—	.4	1.6
Foreign income (loss) reattribution	(.2)	(3.5)	1.0
Sale of subsidiary	—	(1.3)	—
Other items - net	(.4)	1.0	(1.2)
Effective tax rate (credit)	33.4%	(46.6)%	(40.6)%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2013	2012	2011
Deferred Tax Assets:
Losses, claims, and settlement expenses	$286.9	$272.4	$231.7
Pension and deferred compensation plans	51.3	90.8	85.8
Impairment losses on investments	3.2	49.2	52.9
Net operating loss carryforward	43.7	91.0	77.2
AMT credit carryforward	9.6	25.5	29.7
Other temporary differences	50.5	67.7	50.1
Total deferred tax assets before valuation allowance	445.3	596.8	527.7
Valuation allowance	(9.6)	(9.6)	(12.2)
Total deferred tax assets	435.7	587.2	515.4
Deferred Tax Liabilities:
Unearned premium reserves	42.7	35.3	29.3
Deferred policy acquisition costs	63.1	52.5	63.9
Mortgage guaranty insurers' contingency reserves	20.1	—	.4
Amortization of fixed maturity securities	4.9	6.9	7.2
Net unrealized investment gains	220.5	309.7	273.0
Title plants and records	4.9	5.0	5.0
Other temporary differences	30.6	29.6	19.7
Total deferred tax liabilities	387.1	439.2	398.7
Net deferred tax assets (liabilities)	$48.4	$148.1	$116.7

At December 31, 2013, the Company had a net operating loss ("NOL") carryforward of $124.8 which will expire in years 2020 through 2029, and a $9.6 alternative minimum tax ("AMT") credit carryforward which does not expire. The

NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code and is available to reduce future years' taxable income.

A valuation allowance was established against deferred tax assets as of December 31, 2013, 2012 and 2011 related to certain NOL and tax credit carryforwards which the Company did not expect to realize. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all remaining deferred tax assets at year end 2013 will more likely than not be fully realized.

Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. For 2013 tax purposes, the Company recognized a contingency reserve deduction of $57.6. Consequently, $20.1 of U.S. Treasury Tax and Loss Bonds will be acquired during the first quarter 2014.

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. During 2013, the IRS completed an examination of the Company's consolidated Federal income tax returns for the years 2005 through 2010, which produced no material change to the Company's net income. The Company classifies interest and penalties as income tax expense in the consolidated statement of income.

(k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $23.8, $23.9 and $21.9 in 2013, 2012, and 2011, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(m) Goodwill and Intangible Assets - The following table presents the components of the Company's goodwill balance:

	General	Title	RFIG Run-off	Other	Total
January 1, 2012	$117.5	$44.3	$—	$.1	$162.0
Acquisitions	—	—	—	—	—
Impairments	(1.3)	—	—	—	(1.3)
December 31, 2012	116.2	44.3	—	.1	160.7
Acquisitions	—	—	—	—	—
Impairments	—	—	—	—	—
December 31, 2013	$116.2	$44.3	$—	$.1	$160.7

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

(n) Employee Benefit Plans - Prior to December 31, 2012, the Company had four separate pension plans covering a portion of its work force. The four plans were the Old Republic International Salaried Employees Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan), the Old Republic

National Title Group Pension Plan (the Title Plan), and the PMA Capital Corporation Pension Plan (the PMA Plan). Effective December 31, 2012, the Bituminous Plan and the Title Plan were merged into the Old Republic Plan. Effective December 31, 2013, The PMA Plan was merged into the Old Republic Plan.

The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. The Old Republic Plan has been closed to new participants since December 31, 2004; the PMA Plan was frozen as of December 31, 2005. The benefit levels in the Old Republic Plan were similarly frozen as of December 31, 2013. The benefit curtailment triggered a revaluation of the plan as of September 30, 2013. The impact of the curtailment resulted in increased operating expenses of $.6, a reduction of the pension obligation liability of $26.6, and a resulting increase to other comprehensive income of $17.7, net of tax. Under the terms of the freeze, the plans remain closed to new participants and eligible employees retain all of the vested rights as of the effective date of the freeze, but additional benefits do not accrue thereafter.

Pursuant to GAAP, the funded status of pension and other postretirement plans must be recognized in the consolidated balance sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligations on a plan-by-plan basis. The funded status of an overfunded benefit plan is recognized as a net pension asset while the underfunded status of a benefit plan is recognized as a net pension liability; offsetting entries are reflected as a component of shareholders' equity in accumulated other comprehensive income, net of deferred taxes. Changes in the status of the plans are recognized in the period in which they occur. All plan assets and liabilities are measured as of December 31 of the years presented. The effects of these measurements and the changes in the projected benefit obligation ("PBO") are reflected below.

Years Ended December 31:	2013	2012	2011
Projected benefit obligation at beginning of year	$525.7	$477.8	$425.2
Increases (decreases) during the year attributable to:
Service cost	9.5	9.4	8.7
Interest cost	21.6	21.8	22.7
Plan curtailments	(26.6)	—	—
Actuarial (gains) losses	(32.8)	31.5	36.7
Benefits paid	(18.1)	(15.0)	(15.5)
Net increase (decrease) for the year	(46.4)	47.8	52.6
Projected benefit obligation at end of year	$479.3	$525.7	$477.8
Accumulated benefit obligation at end of year	$479.3	$495.4	$443.4

The changes in the fair value of net assets available for plan benefits are as follows:

Years Ended December 31:	2013	2012	2011
Fair value of net assets available for plan benefits
At beginning of the year	$352.3	$315.4	$297.1
Increases (decreases) during the year attributable to:
Actual return on plan assets	61.9	25.8	.2
Sponsor contributions	12.7	26.0	33.6
Benefits paid	(18.1)	(15.0)	(15.5)
Net increase (decrease) for year	56.5	36.8	18.3
Fair value of net assets available for plan benefits
At end of the year	$408.8	$352.3	$315.4

Each of the plans had accumulated and projected benefit obligations in excess of plan assets at December 31, 2013, 2012 and 2011. The Company expects to make cash contributions of approximately $26.0 in calendar year 2014.

The components of aggregate annual net periodic pension costs consisted of the following:

Years Ended December 31:	2013	2012	2011
Service cost	$9.5	$9.4	$8.7
Interest cost	21.6	21.8	22.7
Curtailment loss recognized	.6	—	—
Expected return on plan assets	(26.7)	(25.1)	(23.7)
Recognized loss	8.8	10.0	6.0
Prior service costs	.1	.1	.1
Net cost	$14.1	$16.3	$13.9

The pretax pension costs recognized in other comprehensive income consist of the following:

Years Ended December 31:	2013	2012	2011
Amounts arising during the period:
Net recognized gain (loss)	$68.0	$(30.8)	$(60.2)
Plan curtailment	26.6	—	—
Reclassification adjustment to components of net periodic pension cost:
Net recognized loss	8.8	10.0	6.0
Net prior service cost	.1	.1	.1
Curtailment loss recognized	.6	—	—
Net pretax pension (costs) or gains recognized	$104.3	$(20.6)	$(54.0)

The amounts included in accumulated other comprehensive income that have not yet been recognized as components of net periodic pension cost consist of the following:

As of December 31:	2013	2012
Net recognized loss	$(48.3)	$(151.9)
Net prior service cost	—	(.7)
Total	$(48.3)	$(152.7)

The amounts included in accumulated other comprehensive income that will be recognized as components of net periodic pension cost during 2014 are not expected to be material.

The projected benefit obligations and net periodic benefit costs for the plans were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2013	2012	2013	2012	2011
Settlement discount rates	5.00%	4.17%	4.17%	4.66%	5.46%
Rates of compensation increase	N/A	3.22%	3.22%	4.25%	4.25%
Long-term rates of return on plans' assets	N/A	N/A	7.56%	7.81%	7.94%

The assumed settlement discount rates were determined by matching the current estimate of each Plan's projected cash outflows against spot rate yields on a portfolio of high quality bonds as of the measurement date. To develop the expected long-term rate of return on assets assumption, historical returns and the future return expectations for each asset class, as well as the target asset allocation of the pension portfolios were considered. The investment policy of the Plans takes into account the matching of assets and liabilities, appropriate risk aversion, liquidity needs, the preservation of capital, and the attainment of modest growth. The weighted-average asset allocations of the Plans were as follows:

			Investment Policy Asset Allocation % Range Target
As of December 31:	2013	2012
Equity securities:
Common shares of Company stock	12.0%	8.3%
Other	50.9	48.5
Sub-total	62.9	56.8	30% to 70%
Fixed maturity securities	29.5	35.2	30% to 70%
Other	7.6	8.0	1% to 20%
Total	100.0%	100.0%

Quoted values and other data provided by the respective investment custodians are used as inputs for determining fair value of the Plan's debt and equity securities. The custodians are understood to obtain market quotations and actual transaction prices for securities that have quoted prices in active markets and use their own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the investment custodian uses observable inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.

The following tables present a summary of the Plans' assets segregated among the various input levels described in Note 1(d).

	Fair Value Measurements
As of December 31, 2013:	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$48.8	$—	$—	$48.8
Other	189.1	18.9	—	208.1
Sub-total	238.0	18.9	—	256.9
Fixed maturity securities	10.5	109.9	—	120.4
Other	16.5	7.3	7.4	31.3
Total	$265.1	$136.3	$7.4	$408.8

As of December 31, 2012:
Equity securities:
Common shares of Company stock	$29.0	$—	$—	$29.0
Other	154.0	16.9	—	171.0
Sub-total	183.1	16.9	—	200.1
Fixed maturity securities	1.5	122.5	—	124.0
Other	10.6	9.3	8.1	28.1
Total	$195.3	$148.8	$8.1	$352.3

Level 1 assets include U.S. Treasury notes, publicly traded common stocks, mutual funds and certain short-term investments. Level 2 assets generally include corporate and government agency bonds, common collective trusts, and a limited partnership investment. Level 3 assets primarily consist of an immediate participation guaranteed fund.

The benefits expected to be paid as of December 31, 2013 for the next 10 years are as follows: 2014: $20.6; 2015: $22.8; 2016: $24.2; 2017 $25.1; 2018: $26.4 and for the five years after 2018: $148.5.

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2013	2012	2011
Employees Savings and Stock Ownership Plan "ESSOP"	$7.8	$5.3	$5.9
Other profit sharing plans	12.1	12.9	13.4
Cash and deferred incentive compensation	$21.6	$20.5	$19.5

A majority of the Company's employees participate in the ESSOP. Current Company contributions are provided in the form of Old Republic common stock. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock; dividends on unallocated shares are used to pay debt service costs. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. As of December 31, 2013, there were 14,009,007 Old Republic common shares owned by the ESSOP, of which 10,911,379 were allocated to employees' account balances. There are no repurchase obligations in existence. See Note 3(b).

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($1,043.9 and $878.1 at December 31, 2013 and 2012, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

Years Ended December 31:	2013	2012	2011
Numerator:
Net income (loss)	$447.8	$(68.6)	$(140.5)
Numerator for basic earnings per share -
income (loss) available to common stockholders	447.8	(68.6)	(140.5)
Adjustment for interest expense incurred on
assumed conversion of convertible notes	14.6	—	—
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversion of convertible notes	$462.4	$(68.6)	$(140.5)

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	257,443,999	255,812,888	255,045,210
Effect of dilutive securities - stock based compensation awards	784,080	—	—
Effect of dilutive securities - convertible senior notes	35,455,956	—	—
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	293,684,035	255,812,888	255,045,210
Earnings per share: Basic	$1.74	$(.27)	$(.55)
Diluted	$1.57	$(.27)	$(.55)

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	7,563,456	14,543,835	16,007,624
Convertible senior notes	—	35,409,303	56,464,160
Total	7,563,456	49,953,138	72,471,784
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all other common shares.

(q) Concentration of Credit Risk - The Company is not exposed to material concentrations of credit risks as to any one issuer of investment securities.

(r) Stock Based Compensation - As periodically amended, the Company has had a stock option plan in effect for certain eligible key employees since 1978. Under the current plan amended in 2010, the maximum number of common shares available for 2010 and future years' grants has been set at 14.5 million through 2016. The exercise price of stock options is equal to the closing market price of the Company's common stock on the date of grant, and the contractual life of the grant is generally ten years from the date of the grant. Options granted may be exercised to the extent of 10% of the number of shares covered thereby as of December 31st of the year of the grant and, cumulatively, to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively. Options granted to employees who meet certain retirement eligibility provisions are fully expensed on the date of grant.

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2013	2012	2011
Stock based compensation expense	$1.6	$1.7	$3.0
Income tax benefit	$.5	$.6	$1.0

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

	2013	2012	2011
Expected volatility	.33	.32	.31
Expected dividends	5.99%	6.88%	5.95%
Expected term (in years)	7	7	7
Risk-free rate	1.19%	1.74%	2.73%

A summary of stock option activity under the plan as of December 31, 2013, 2012 and 2011, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	14,293,149	$16.75	15,679,915	$17.25	16,560,483	$17.39
Granted	922,500	12.57	974,500	10.80	1,064,500	12.33
Exercised	897,909	12.22	14,850	10.48	31,113	12.22
Forfeited and expired	1,510,468	15.01	2,346,416	17.66	1,913,955	15.85
Outstanding at end of year	12,807,272	16.97	14,293,149	16.75	15,679,915	17.25

Exercisable at end of year	10,582,298	$18.03	12,032,624	$17.74	13,262,682	$18.21

Weighted average fair value of
options granted during the year (a)	$1.94	per share	$1.46	per share	$1.99	per share
__________

(a) Based on the Black-Scholes option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2013 follows:

					Options Outstanding			Options Exercisable
						Weighted - Average			Weighted Average Exercise Price
Ranges of Exercise Prices			Year(s) Of Grant		Number Out- Standing	Remaining Contractual Life	Exercise Price	Number Exercisable
$19.32	to	$20.02	2004		1,850,852	0.25	$19.33	1,850,852	$19.33
$18.41	to	$20.87	2005		1,572,059	1.25	18.45	1,572,059	18.45
$21.36	to	$22.35	2006		2,089,525	2.25	22.00	2,089,525	22.00
$21.78	to	$23.16	2007		1,971,475	3.25	21.78	1,971,475	21.78
$7.73	to	$12.95	2008		1,048,370	4.25	12.93	1,048,370	12.93
$10.48			2009		698,133	5.25	10.48	698,133	10.48
$12.08			2010		690,225	6.25	12.08	490,234	12.08
$10.51	to	$14.31	2010	(a)	67,745	0.25	12.96	67,745	12.96
$12.33			2011		945,413	7.25	12.33	442,146	12.33
$10.80			2012		953,475	8.25	10.80	246,711	10.80
$12.57			2013		920,000	9.25	12.57	105,048	12.57
Total					12,807,272		$16.97	10,582,298	$18.03
__________

(a) Represents the replacement options issued pursuant to the PMA merger.

Pursuant to the Company's self-imposed limits, the maximum number of options available for future issuance as of December 31, 2013, is 10,877,713 shares.

As of December 31, 2013, there was $1.6 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2013	2012	2011
Cash received from stock option exercise	$10.9	$.1	$.3
Intrinsic value of stock options exercised	2.9	—	—
Actual tax benefit realized for tax deductions from stock options exercised	$1.1	$—	$—

At December 31, 2013, the Company had restricted common stock issued to certain employees which are expected to vest over the next 3 years. During the vesting period, restricted shares are nontransferable and subject to forfeiture, but are entitled to all of the other rights of outstanding shares. Compensation expense for the restricted stock award is recognized over the vesting period of the award and was immaterial for the years ended December 31, 2013, 2012 and 2011.

(s) Regulatory Matters - The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted RMIC's statutory capital base and forced it to discontinue writing new business. The insurance laws of 16 jurisdictions, including RMIC and RMICNC’s domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a “minimum policyholder position” (“MPP”) of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its sister company, RMICNC, discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business.

During 2012 the NCDOI issued several orders the ultimate effects of which were:

• To place RMIC and RMICNC under NCDOI supervision which,among other considerations, requires written approval of the NCDOI Commissioner or its appointed representative for supervision of certain activities and transactions, including the incurrence of any debt or other liabilities, lending of its funds, and termination or entry into new contracts of insurance or reinsurance;
• To approve a Corrective Plan submitted by RMIC pursuant to which all settled claims are to be paid in cash for 60% of the settled amount, with the remaining 40% retained in claim reserves as a DPO until a future payment of all or a portion of this 40% is approved by the NCDOI; and
• To execute the DPO-based run-off plan under Old Republic's ownership and NCDOI supervision of RMIC and RMICNC to effect a most economically sound realization of ultimate benefits to policyholders during a sufficiently long future period.

RMIC's evaluation of the potential long-term performance of the run-off book of business is based on various modeling techniques. Of necessity the resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's analysis did not indicate that the establishment of a premium deficiency was warranted as of December 31, 2013 or 2012.

The indicated positive outcome of the standard model notwithstanding, it is possible that MI operating results could nevertheless be negative in the near term. As long as the run-off under NCDOI supervision remains in place, however, the statutory DPO accounting treatment should mitigate the adverse effect of operating losses on the statutory capital balance. In these circumstances, RMIC's and RMICNC's statutory solvency would be retained and the risk of a regulatory receivership action would be averted. In management's opinion, the DPO Plan under NCDOI supervision should be continued for a sufficiently long period of time to achieve the objectives contemplated by the above referenced NCDOI orders. As of December 31, 2013, the total statutory capital, inclusive of accumulated DPO reserve funds of $551.5 held in RFIG's mortgage insurance subsidiaries was approximately $518.2, which was $161.5 above the required MPP of $356.6. As of the same date, RFIG's consolidated GAAP capitalization amounted to $(13.8) (or a negative capital contribution of approximately 5 cents per Old Republic common share).

On October 24, 2013 the Company announced that its RMICC mortgage guaranty subsidiary expects to raise new funds in the capital markets. Substantially all of this capital would be added to the equity resources of RMICC's three mortgage insurance subsidiaries. The addition of capital should permit these carriers to at once support existing policies in-force, pay off heretofore deferred claim payment obligations with agreed-upon interest, exit their current state of supervision under North Carolina insurance regulations, and resume the underwriting of new business beginning in 2014. While the interest charge on outstanding deferred payment obligations has not been agreed upon, it could be material to the Company's results of operations when it is recorded following approval of the NCDOI and the successful completion of the capital raise. In connection with such a transaction, it is expected that Old Republic would contribute up to $50.0 of this new capital. Upon the successful closing of this transaction, RMICC would be deconsolidated and Old Republic's continuing interest in RMICC and the mortgage guaranty business would consist of a non-controlling equity interest in RMICC. Completion of the transaction cannot be assured and is subject to market conditions and other factors. Moreover, the addition of all new funds to RMICC and its subsidiaries will be contingent on the receipt of certain regulatory approvals. The most essential of these will be required from the North Carolina Department of Insurance, and from Fannie Mae and Freddie Mac with any necessary assent of their FHFA Conservator.

Note 2 - Debt - Consolidated debt of Old Republic and its subsidiaries is summarized below:

December 31:	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$684.1	$550.0	$568.5
ESSOP debt with an average yield of 3.69%
and 3.74%, respectively	18.0	18.0	20.8	20.8
Other miscellaneous debt	1.2	1.2	2.0	2.0
Total debt	$569.2	$703.4	$572.9	$591.5
The Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes in early March, 2011. The notes bear interest at a rate of 3.75% per year, mature on March 15, 2018, and are convertible at any time prior to maturity by the holder into 64.3407 shares (subject to periodic adjustment under certain circumstances) of common stock per one thousand dollar note.

Scheduled maturities of the above debt at year end are as follows: 2014: $4.2; 2015: $3.3; 2016: $3.5; 2017: $3.9; and 2018: $554.2. During 2013, 2012 and 2011, $23.1, $34.6 and $51.1, respectively, of interest expense on debt was charged to consolidated operations.

Old Republic's 3.75% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC is expected to be increasingly less significant as its run-off book extinguishes itself. As noted in Note 1(s), while Old Republic believes that it will have access to the capital markets to recapitalize RMICC's subsidiaries or otherwise mitigate an event of default under the Notes, there is no assurance that it would be able to do so under stressful capital market conditions.

At December 31, 2013, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management continues to explore the Company's options to address possibly greater liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include completion of the previously announced recapitalization of the Company's mortgage guaranty subsidiary, RMIC Companies, Inc., which would result in the deconsolidation of RMIC thus preventing an event of default. Other plans include an amendment to the 3.75% Notes, removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend and financing capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

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

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 1(d) above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
December 31, 2013	$569.2	$703.4	$—	$684.1	$19.2
December 31, 2012	$572.9	$591.5	$—	$568.5	$22.9

Note 3 - Shareholders' Equity

(a) Preferred Stock - At December 31, 2013, there were 75,000,000 shares of preferred stock authorized. The Company has designated two series of preferred stock: 10,000,000 shares of Series A Junior Participating Preferred Stock (Series A) and 1,500,000 shares of Series G-3 Convertible Preferred Stock (Series G). No shares of either series has been issued or is outstanding. The Series A Stock, if and when issued, shall pay a dividend of the greater of $1.00 or 100 times (subject to adjustment) the aggregate per share amount (payable in kind) of all non-cash dividend or other distributions, other than a dividend payable in shares of common stock declared on the common stock of the Company. Each share of Series A stock shall have 100 votes on each matter submitted to a vote of the shareholders. The Series

G stock, if and when issued, shall have a floating rate dividend based on the prime rate of interest and is convertible into common stock at any time, after being held six months, into .95 shares of common stock. Series G shares are redeemable at the Company's sole option five years after issuance. Each share of Series G Stock shall have one vote on each matter submitted to a vote of the shareholders.

(b) Common Stock - At December 31, 2013, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. During 2008, the Company issued 5,488,475 shares to the ESSOP for consideration of $50.0. The ESSOP's common stock purchases were financed by a $30.0 bank loan and by $20.0 of pre-fundings from ESSOP participating subsidiaries. Common stock held by the ESSOP is classified as a charge to the common shareholders' equity account until it is allocated to participating employees' accounts contemporaneously with the repayment of the ESSOP debt incurred for its acquisition. Such unallocated shares are not considered outstanding for purposes of calculating earnings per share. Dividends on unallocated shares are used to pay debt service costs. Dividends on allocated shares are credited to participants' accounts.

(c) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year end 2013 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2014 without the prior approval of appropriate regulatory authorities is approximately $427.2. Cash dividends declared during 2013, 2012 and 2011 to the Company by its subsidiaries amounted to $205.3, $195.0 and $177.1, respectively.

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

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 for workers' compensation; $3.5 for commercial auto liability; $3.5 for general liability; $8.0 for executive protection (directors & officers and errors & omissions); $2.0 for aviation; and $4.0 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. Roughly 10% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is (in whole dollars) $38,697 per insured loan.

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

Reinsurance ceded by the Company's insurance subsidiaries in the ordinary course of business is typically placed on an excess of loss basis. Under excess of loss reinsurance agreements, the companies are generally reimbursed for losses exceeding contractually agreed‑upon levels. Quota share reinsurance is most often effected between the Company's insurance subsidiaries and industry-wide assigned risk plans or captive insurers owned by assureds. Under quota share reinsurance, the Company remits to the assuming entity an agreed-upon percentage of premiums written and is reimbursed for underwriting expenses and proportionately related claims costs.

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions, are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $21.2 at both December 31, 2013 and 2012 are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2013, the Company's General Insurance Group's ten largest reinsurers represented approximately 59% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Munich Re America, Inc. the largest reinsurer representing 27.7% of the total recoverable balance. Of the balances due from these ten reinsurers, 84.5% was recoverable from A or better rated reinsurance companies, 3.2% from a B+ rated reinsurance company, 6.0% from an industry-wide insurance assigned risk pool, and 6.3% from foreign unrated companies. The RFIG Run-off mortgage guaranty operation's total claims exposure to its largest reinsurer, AAMBG Reinsurance, Inc., was $10.5, which represented .4% of total consolidated reinsured liabilities as of December 31, 2013.

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

The following information relates to reinsurance and related data for the General Insurance and RFIG Run-off Groups for the three years ended December 31, 2013. Reinsurance transactions of the Title Insurance Group and small life and accident insurance operation are not material.

Years Ended December 31:		2013	2012	2011
General Insurance Group (a)
Written premiums:	Direct	$3,348.1	$3,043.4	$2,763.0
	Assumed	28.8	19.9	6.1
	Ceded	$775.8	$696.5	$631.5

Earned premiums:	Direct	$3,235.7	$2,949.9	$2,716.2
	Assumed	24.1	17.9	8.9
	Ceded	$746.1	$643.4	$615.8
Claims ceded		$469.5	$410.6	$427.0

RFIG Run-off Business (a)
Written premiums:	Direct	$314.3	$409.2	$544.4
	Assumed	—	—	—
	Ceded	$9.9	$19.3	$23.2

Earned premiums:	Direct	$326.4	$429.8	$526.4
	Assumed	—	—	.1
	Ceded	$9.9	$19.3	$23.2
Claims ceded		$3.4	$24.2	$42.2

Mortgage Guaranty Insurance in force as of December 31:
	Direct	$43,994.5	$56,413.7	$70,520.9
	Assumed	—	—	446.0
	Ceded	$460.4	$886.1	$1,452.7
__________

(a) As previously noted, consumer credit indemnity coverages are reported within the RFIG Run-off segment and have been excluded from the General Insurance Group for all periods presented to conform with segment classifications adopted in 2012. See Note 6.

(b) Leases - Some of the Company's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $49.7, $52.6 and $56.0 in 2013, 2012 and 2011, respectively. These expenses relate primarily to building leases of the Company. A number of the Company's subsidiaries also lease other equipment for use in their businesses. At December 31, 2013, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2014: $52.4; 2015: $41.6; 2016: $33.1; 2017: $27.3; 2018: $20.0; 2019 and after: $38.9.

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

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance, non-insurance, and ESSOP affiliates. At December 31, 2013, the aggregate principal amount of such guaranties was $154.0.

(d) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings which may prove to be material to the Company or a subsidiary are discussed below.

A purported class action lawsuit is pending against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in a federal district court in Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by filed rate schedules. The suit also alleges violations of the federal Real Estate Settlement Procedures Act ("RESPA"). A class has been certified in the suit. ORNTIC is challenging the certification based on more recent case precedents.

On December 19, 2008, Old Republic Insurance Company and Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware ("BNYM") in the Circuit Court, Cook County, Illinois (Old Republic Insurance Comp

any, et al. v. Countrywide Bank FSB, et al.) seeking rescission of various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account, a declaratory judgment and money damages based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications. Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies, as well as unspecified compensatory and punitive damages. The Court ruled that Countrywide does not have standing to counterclaim with respect to the policies insuring the securitized loans because those policies were issued to BNYM. In response, Countrywide and BNYM jointly filed a motion asking the Court to allow an amended counterclaim in which BNYM would raise substantially similar allegations as those raised by Countrywide and make substantially similar requests but with respect to the policies issued to BNYM. The Court dismissed their motion.

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

On September 26, 2012 a purported national class action suit was filed against Old Republic Home Protection Company in the Superior Court of California for Riverside County. (Friedman v. Old Republic Home Protection Company, Inc.). The suit alleged that the Company operates in breach of its home warranty contracts, in breach of implied covenants of good faith and fair dealing, in violation of various provisions of the California Civil Code and Business and Professions Code and is guilty of false advertising. The stated class period was from November 24, 2004 through the present. The suit sought declaratory relief, injunctive relief, restitution, damages, costs and attorneys' fees in unspecified amounts. The firm representing the plaintiff had previously filed similar suits against the Company, which were unsuccessful. The Company succeeded in having the case removed to the U.S. District Court for the Central District of California on October 24, 2012, and on December 2, 2013 the Court granted the Company's motions to dismiss the Complaint. The Plaintiff was allowed to prepare a third amended complaint on one remaining claim.

PNC Bank, N.A., in its own right and as successor-in-interest to National City Corporation, filed suit against RMIC on October 10, 2012 in the United States District Court for the Western District of Pennsylvania disputing RMIC's denials and rescissions of its mortgage guaranty insurance coverage on an unspecified number of mortgage loans. It filed an amended complaint on January 30, 2013 identifying 248 disputed coverage denials or rescissions (PNC Bank, N.A. v. Republic Mortgage Insurance Company). The suit sought certain declaratory relief, actual money damages and unspecified compensatory, consequential and punitive damages. In late December, 2013 the suit was settled with RMIC's reinstatement of coverage on certain loans and PNC Bank's payment of the corresponding premiums due.

On May 16, 2013, Bank of America, N.A. ("B of A") filed a demand for arbitration with the American Arbitration Association against both Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together, "RMIC") under the arbitration provisions of the RMIC Master Policy of mortgage guaranty insurance issued to B of A. The demand relates to RMIC's denials of certain claims and rescissions of coverage as to other claims. B of A alleges RMIC's actions were in breach of contract, in breach of RMIC's duty of good faith and fair dealing and in bad faith. The allegations are substantially similar to those raised by B of A's affiliates, Countrywide Financial Corporation and Countrywide Home Loans, Inc. in their arbitration demand against RMIC. B of A is a plaintiff in that proceeding as well, in its capacity as successor in interest to Countrywide Bank, N.A. B of A's demand requests a declaratory judgment with respect to the interpretation of certain policy provisions, B of A's compliance with certain terms and conditions of the policy, and the propriety of certain coverage positions and claims administration procedures of RMIC. The demand also seeks unspecified money damages, punitive, compensatory and consequential damages, interest, attorneys' fees and costs.

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

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2013 is presented below. In management's opinion, however, quarterly operating data for insurance enterprises such as the Company is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management's opinion, all adjustments consisting of normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the data which follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2013:
Operating Summary:
Net premiums, fees, and other income	$1,186.0	$1,245.4	$1,295.5	$1,248.5
Net investment income and realized gains (losses)	83.8	215.9	83.7	83.0
Total revenues	1,269.9	1,461.5	1,379.5	1,331.6
Benefits, claims, and expenses	1,185.4	1,165.2	1,229.7	1,189.3
Net income (loss)	$56.2	$193.9	$102.9	$94.7
Net income (loss) per share: Basic	$.22	$.76	$.40	$.37
Diluted	$.21	$.67	$.36	$.33
Average shares outstanding:
Basic	256,279,364	256,749,748	257,098,894	257,706,005
Diluted	292,081,785	292,842,386	293,444,269	294,396,055

Year Ended December 31, 2012:
Operating Summary:
Net premiums, fees, and other income	$1,069.1	$1,116.8	$1,204.0	$1,195.3
Net investment income and realized gains (losses)	88.7	107.0	100.6	87.8
Total revenues	1,158.0	1,223.9	1,304.8	1,283.2
Benefits, claims, and expenses	1,160.7	1,282.2	1,335.9	1,319.7
Net income (loss)	$.4	$(34.0)	$(14.8)	$(20.2)
Net income (loss) per share: Basic	$—	$(.13)	$(.06)	$(.08)
Diluted	$—	$(.13)	$(.06)	$(.08)
Average shares outstanding:
Basic	255,473,634	255,747,273	255,921,356	256,086,431
Diluted	255,779,449	255,747,273	255,921,356	256,086,431

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

In late March of 2012, Old Republic combined its General Insurance Group's CCI division with its MI line within a business denoted as the Republic Financial Indemnity Group, Inc. (RFIG) run-off segment. The two operations, which offer similar insurance coverages, have been in run-off operating mode since 2008 (CCI) and August 2011 (MI), and are inactive from new business production standpoints. The combination has affected the manner in which segmented information is presented. The operating results of the combined coverages are therefore shown as a single run-off book of business within the Company's consolidated operations. Segment results exclude net realized investment gains or losses and other-than-temporary impairments as these are aggregated in the consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Workers' compensation is the largest type of coverage underwritten by the General Insurance Group, accounting for 35.8% of the Group's direct premiums written in 2013. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including commercial automobile (principally trucking), general liability, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policy insures against losses arising out of defects, loans and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

Private mortgage insurance produced by the RFIG Run-off Business protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The RFIG Run-off mortgage guaranty operations insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. CCI policies provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of loan balances by individual buyers and borrowers.

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segment Reporting
Years Ended December 31:	2013	2012	2011
General Insurance:
Including CCI run-off business:
Net premiums earned	$2,543.5	$2,366.9	$2,167.7
Net investment income and other income	336.6	375.1	379.3
Total revenues before realized gains or losses	$2,880.1	$2,742.0	$2,547.1
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$272.0	$186.0	$304.3
Income tax expense (credits) on above	$85.2	$51.1	$94.5

All CCI run-off business:
Net premiums earned	$29.8	$42.4	$58.3
Net investment income and other income	.4	.1	.1
Total revenues before realized gains or losses	$30.2	$42.6	$58.4
Income (loss) before taxes (credits) and
realized investment gains or losses	$(16.2)	$(74.9)	$(49.6)
Income tax expense (credits) on above	$(5.6)	$(26.2)	$(17.3)

Total excluding all CCI run-off business:
Net premiums earned	$2,513.7	$2,324.4	$2,109.4
Net investment income and other income	336.2	374.9	379.2
Total revenues before realized gains or losses	$2,849.9	$2,699.4	$2,488.6
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$288.3	$261.0	$353.9
Income tax expense (credits) on above	$90.9	$77.4	$111.8

Title Insurance:
Net premiums earned	$1,567.1	$1,250.2	$1,007.9
Title, escrow and other fees	429.0	427.1	354.5
Sub-total	1,996.1	1,677.4	1,362.4
Net investment income and other income	29.5	29.6	29.3
Total revenues before realized gains or losses	$2,025.6	$1,707.1	$1,391.8
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$124.3	$73.8	$36.2
Income tax expense (credits) on above	$44.0	$26.5	$11.5

RFIG Run-off Business:
Excluding CCI run-off business:
Net premiums earned	$286.7	$368.0	$444.9
Net investment income and other income	36.4	36.6	61.2
Total revenues before realized gains or losses	$323.1	$404.6	$506.1
Income (loss) before taxes (credits) and
realized investment gains or losses (a)(c)	$126.3	$(433.6)	$(678.1)
Income tax expense (credits) on above	$44.2	$(151.5)	$(234.3)

All CCI run-off business:
Net premiums earned	$29.8	$42.4	$58.3
Net investment income and other income	.4	.1	.1
Total revenues before realized gains or losses	$30.2	$42.6	$58.4
Income (loss) before taxes (credits) and
realized investment gains or losses	$(16.2)	$(74.9)	$(49.6)
Income tax expense (credits) on above	$(5.6)	$(26.2)	$(17.3)

Total RFIG run-off MI and CCI business:
Net premiums earned	$316.5	$410.5	$503.2
Net investment income and other income	36.8	36.7	61.3
Total revenues before realized gains or losses	$353.4	$447.3	$564.6
Income (loss) before taxes (credits) and
realized investment gains or losses (a)(c)	$110.0	$(508.6)	$(727.8)
Income tax expense (credits) on above	$38.5	$(177.8)	$(251.6)

Segment Reporting (Continued)
Years Ended December 31:	2013	2012	2011
Consolidated Revenues:
Total revenues of above Company segments	$5,228.9	$4,853.8	$4,445.1
Other sources (b)	123.3	126.4	143.7
Consolidated net realized investment gains (losses)	148.1	47.8	115.5
Consolidation elimination adjustments	(57.7)	(58.0)	(58.8)
Consolidated revenues	$5,442.7	$4,970.1	$4,645.5

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$522.7	$(173.6)	$(337.5)
Other sources - net (b)	2.1	(2.7)	(14.6)
Consolidated net realized investment gains (losses)	148.1	47.8	115.5
Consolidated income (loss) before income taxes (credits)	$672.9	$(128.5)	$(236.7)

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$173.5	$(73.8)	$(128.2)
Other sources - net (b)	(.3)	(2.8)	(5.4)
Income tax expense (credits) on
consolidated net realized investment gains (losses)	51.8	16.7	37.5
Consolidated income tax expense (credits)	$225.0	$(59.8)	$(96.1)

December 31:	2013	2012
Consolidated Assets:
General Insurance	$13,276.6	$12,770.2
Title Insurance	1,185.5	1,076.5
RFIG Run-off Business	1,822.3	2,051.1
Total assets for above company segments	16,284.5	15,897.9
Other assets (b)	549.8	626.2
Consolidation elimination adjustments	(299.9)	(297.3)
Consolidated assets	$16,534.4	$16,226.8
__________

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $28.9, $28.1 and $25.0 for the years ended December 31, 2013, 2012, and 2011, respectively; Title - $7.9, $8.0 and $5.3 for the years ended December 31, 2013, 2012, and 2011, respectively; RFIG Run-off - $-, $2.1 and $8.0 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

General Insurance results for 2012 reflect a pretax charge of $37.9 related to previously deferred acquisition costs . The charge stemmed from new accounting guidance issued by the FASB which became effective as of January 1, 2012.

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

	Assumed from Old Republic			Ceded to Old Republic
Years Ended December 31:	2013	2012	2011	2013	2012	2011
Premiums earned	$2.3	$1.0	$.5	$.6	$.4	$.4
Commissions and fees	.6	.3	—	—	—	—
Losses and loss expenses	4.3	1.0	.4	1.5	.4	.4
Loss and loss expense reserves	8.7	4.9	4.6	3.7	2.5	2.3
Unearned premiums	$1.6	$.6	$.3	$.1	$.1	$—

As of December 31, 2013 and 2012, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $35.0 and $27.4, respectively. AB&M's accounts are not consolidated with Old Republic's since it is owned by its policyholders and, in any event, their inclusion would not have a significant effect on Old Republic's consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Old Republic International Corporation:

We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A of the 2013 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Republic International Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Old Republic International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
March 3, 2014

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

The independent registered public accounting firm has advised that they audit the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board, as stated in its reports, included herein.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal accounting officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based upon their evaluation, the principal executive officer and principal accounting officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective for the above referenced evaluation period.

Changes in Internal Control

During the three month period ended December 31, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013. Their report is shown on page 97 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 25, 2013.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2013, regarding the senior officers of the Company:

Name	Age	Position
Charles S. Boone	60	Senior Vice President - Investments and Treasurer since August, 2001.

James A. Kellogg	62	Executive Vice Chairman since July, 2010 and President of Old Republic Insurance Company since October, 2002.

Spencer LeRoy, III	67	Senior Vice President, Secretary and General Counsel since 1992.

Karl W. Mueller	54	Senior Vice President and Chief Financial Officer since October, 2004.

R. Scott Rager	65	President and Chief Operating Officer since June 2012; Senior Vice President - General Insurance and President of Old Republic General Insurance Companies since July, 2006.

Craig R. Smiddy	49
Executive Vice President and Chief Operating Officer of Old Republic General Insurance Companies since August, 2013. Prior to joining Old Republic. Mr. Smiddy was President of the Specialty Markets Division of Munich Reinsurance America, Inc.

Rande K. Yeager	65	Senior Vice President - Title Insurance since March, 2003; Chairman and Chief Executive Officer of Old Republic Title Insurance Companies since July, 2010 and March, 2002, respectively.

Aldo C. Zucaro	74
Chairman of the Board, Chief Executive Officer, and Director since 1993, 1990 and 1976, respectively; Chairman and Chief Executive Officer of Republic Financial Indemnity Group, Inc. since December, 2013.

The term of office of each officer of the Company expires on the date of the annual meeting of the board of directors, which is generally held in May of each year. There is no family relationship between any of the executive officers named above. Each of these named officers, except for Craig R. Smiddy, has been employed in senior capacities with the Company and/or its subsidiaries for the past five years. Mr. LeRoy has been determined by the Company to not be an executive officer under Rule 3-b7 of the Exchange Act.

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 23, 2014. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2013 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under item 15. The Company has also posted the text of its code of ethics on its internet website at www.oldrepublic.com.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 23, 2014, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 23, 2014.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 23, 2014, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the "Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 23, 2014, which will be on file with the Commission.

PART IV

Item 15 - Exhibits

Documents filed as a part of this report:
1. Financial statements: See Item 8, Index to Financial Statements.
2. See exhibit index on page 114 of this report.
3. Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):    Old Republic International Corporation

By:	/s/ Aldo C. Zucaro	03/03/14
	Aldo C. Zucaro, Chairman of the Board,	Date
Chief Executive Officer and Director

By:	/s/ Karl W. Mueller	03/03/14
	Karl W. Mueller, Senior Vice President,	Date
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

* By /s/ Aldo C. Zucaro
Attorney-in-fact
Date: March 3, 2014

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2013

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2013, 2012 and 2011

Schedule	IV -	Reinsurance for the years ended December 31, 2013, 2012 and 2011

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2013, 2012 and 2011

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

Under date of March 3, 2014, we reported on the consolidated balance sheets of Old Republic International Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, as contained in the annual report on Form 10-K for the year 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 3, 2014

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2013
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (1)	Fair Value	Amount at which shown in balance sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$1,004.6	$1,028.6	$1,028.6
States, municipalities and political subdivisions	168.1	171.3	171.3
Foreign government	128.4	132.5	132.5
Corporate, industrial and all other	7,176.0	7,379.8	7,379.8
	8,477.3	$8,712.3	8,712.3
Equity securities:
Non-redeemable preferred stocks	.6	$.7	.7
Common stocks:
Banks, trusts and insurance companies	31.8	223.5	223.5
Industrial, miscellaneous and all other	435.9	540.1	540.1
Indexed mutual funds	163.6	239.8	239.8
	632.0	$1,004.2	1,004.2
Short-term investments	1,124.8		1,124.8
Miscellaneous investments	21.6		21.6
Total	10,255.9		10,863.1
Other investments	5.3		5.3
Total Investments	$10,261.2		$10,868.5
__________

(1)	Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2013	2012
Assets:
Bonds and notes	$10.5	$55.8
Short-term investments	138.0	159.4
Cash	20.1	—
Investments in, and indebtedness of related parties	4,308.5	4,121.5
Other assets	87.4	114.2
Total Assets	$4,564.6	$4,451.1

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$131.6	$187.2
Debt and debt equivalents	568.0	570.8
Indebtedness to affiliates and subsidiaries	89.8	96.8
Commitments and contingent liabilities
Total Liabilities	789.6	854.9

Common Shareholders' Equity:
Common stock	260.4	259.4
Additional paid-in capital	673.9	660.9
Retained earnings	2,485.3	2,222.3
Accumulated other comprehensive income (loss)	378.2	481.7
Unallocated ESSOP shares (at cost)	(23.0)	(28.2)
Total Common Shareholders' Equity	3,775.0	3,596.2
Total Liabilities and Common Shareholders' Equity	$4,564.6	$4,451.1

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Investment income from subsidiaries	$38.1	$39.9	$40.1
Real estate and other income	4.4	4.4	4.1
Other investment income	.8	.5	.6
Total revenues	43.3	44.9	44.9

Expenses:
Interest - subsidiaries	1.3	.5	.6
Interest - other	23.1	33.8	47.6
Real estate and other expenses	4.3	3.8	3.8
General expenses, taxes and fees	11.6	11.2	12.3
Total expenses	40.5	49.4	64.5
Revenues, net of expenses	2.7	(4.4)	(19.5)

Federal income taxes (credits)	.3	(3.3)	(7.2)
Income (loss) before equity in earnings (losses) of subsidiaries	2.4	(1.0)	(12.2)

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	205.3	211.5	177.1
Earnings (losses) in excess of dividends	240.1	(279.1)	(305.3)

Net Income (Loss)	$447.8	$(68.6)	$(140.5)

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$447.8	$(68.6)	$(140.5)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	(.7)	.2	(.1)
Income taxes - net	24.5	(83.8)	55.9
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	(240.1)	262.6	305.3
Accounts payable, accrued expenses and other	(2.0)	6.4	10.9
Total	229.5	116.7	231.5

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	10.0	—	—
Purchases of:
Fixed assets for company use	(2.3)	(1.4)	(4.3)
Net repayment (issuance) of notes to related parties	(87.4)	380.0	(564.4)
Net decrease (increase) in short-term investments	21.4	(44.4)	(18.6)
Total	(58.3)	334.0	(587.4)

Cash flows from financing activities:
Issuance of debentures and notes	—	—	537.0
Net receipt (repayment) of notes and loans from related parties	25.0	49.0	(1.5)
Issuance of common shares	11.8	1.0	1.2
Redemption of debentures and notes	(2.7)	(318.7)	(2.3)
Dividends on common shares	(184.8)	(181.5)	(178.4)
Other - net	(.4)	(.6)	(.1)
Total	(151.1)	(450.8)	355.8

Increase (decrease) in cash	20.0	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$20.1	$—	$—

See accompanying Notes to Condensed Financial Statements.

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

In 2008, the Company secured a ten year $30.0 bank loan to enable its Employees Savings and Stock Ownership Plan ("ESSOP") to purchase Old Republic common stock. Principal amounts of $18.0 and $20.8 were outstanding as of December 31, 2013 and 2012, respectively. The average yield of the ESSOP bank loan was 3.69% and 3.74% at December 31, 2013 and 2012, respectively.

Old Republic's 3.75% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC is expected to be increasingly less significant as its run-off book extinguishes itself.

At December 31, 2013, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management continues to explore the Company's options to address possibly greater liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include completion of the previously announced recapitalization of the Company's mortgage guaranty subsidiary, RMIC Companies, Inc., which would result in the deconsolidation of RMIC thus preventing an event of default. In connection with such a transaction, it is expected that Old Republic would contribute up to $50.0 of this new capital. Other plans include an amendment to the 3.75% Notes removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend and financing capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2013, 2012 and 2011
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Losses, Claims and Settlement Expenses	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2013:
Insurance Underwriting:
General Insurance Group	$170.4	$4,334.1	$1,174.2	$116.9	$2,513.7
Title Insurance Group	—	471.5	—	6.5	1,567.1
RFIG Run-off Business	—	1,774.2	28.8	—	316.5
Corporate & Other (1)	22.2	16.8	—	54.8	59.3
Reinsurance Recoverable (2)	—	2,836.7	284.7	29.3	—
Consolidated	$192.6	$9,433.5	$1,487.8	$207.8	$4,456.6

Year Ended December 31, 2012:
Insurance Underwriting:
General Insurance Group	$139.4	$4,048.9	$1,068.8	$107.7	$2,324.4
Title Insurance Group	—	396.4	—	7.0	1,250.2
RFIG Run-off Business	—	1,994.8	40.5	—	410.5
Corporate & Other (1)	26.0	15.9	—	55.7	58.6
Reinsurance Recoverable (2)	—	2,847.0	255.1	31.2	—
Consolidated	$165.5	$9,303.3	$1,364.4	$201.8	$4,043.8

Year Ended December 31, 2011:
Insurance Underwriting:
General Insurance Group	$168.6	$3,874.9	$1,009.2	$96.9	$2,109.4
Title Insurance Group	—	332.0	—	6.1	1,007.9
RFIG Run-off Business	—	1,654.0	57.6	—	503.2
Corporate & Other (1)	29.0	17.4	—	56.9	74.9
Reinsurance Recoverable (2)	—	2,908.1	201.9	33.0	—
Consolidated	$197.6	$8,786.6	$1,268.8	$193.1	$3,695.5
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, a small life & accident insurance operation and consolidation elimination adjustments.
(2) In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.1 billion at December 31, 2013, 2012 and 2011. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2013, 2012 and 2011
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2013:
Insurance Underwriting:
General Insurance Group	$249.6	$1,849.4	$315.4	$396.3	$2,601.1
Title Insurance Group	26.6	134.0	—	1,767.2	1,567.1
RFIG Run-off Business	36.8	217.7	—	25.5	304.3
Corporate & Other (1)	5.6	37.0	16.4	9.9	61.0
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$318.7	$2,238.3	$331.9	$2,199.4	$4,533.6

Year Ended December 31, 2012:
Insurance Underwriting:
General Insurance Group	$264.9	$1,696.0	$327.9	$414.4	$2,366.9
Title Insurance Group	27.3	120.8	—	1,512.3	1,250.2
RFIG Run-off Business	36.3	910.4	—	45.4	389.8
Corporate & Other (1)	7.9	38.0	15.3	17.8	58.5
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$336.5	$2,765.3	$343.2	$1,990.1	$4,065.5

Year Ended December 31, 2011:
Insurance Underwriting:
General Insurance Group	$270.5	$1,460.0	$296.7	$374.6	$2,137.6
Title Insurance Group	27.3	105.7	—	1,249.8	1,007.9
RFIG Run-off Business	59.3	1,160.1	52.3	83.2	521.2
Corporate & Other (1)	7.4	38.5	22.7	38.2	75.1
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$364.6	$2,764.3	$371.8	$1,745.9	$3,742.0
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, a small life & accident insurance operation and consolidation elimination adjustments.

(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.1 billion at December 31, 2013, 2012 and 2011. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2013, 2012 and 2011
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2013:
Life insurance in force	$7,950.9	$3,946.9	$—	$4,004.0	—%

Premium Revenues:
General Insurance	$3,235.7	$746.1	$24.1	$2,513.7	1.0%
Title Insurance	1,564.4	—	2.7	1,567.1	.2
RFIG Run-off	326.4	9.9	—	316.5	—
Life and Health Insurance:
Life insurance	21.2	8.1	—	13.1	—
Accident and health insurance	56.6	10.4	—	46.1	—
Total Life & Health Insurance	77.9	18.5	—	59.3	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$5,204.5	$774.8	$26.9	$4,456.6	.6%

Year Ended December 31, 2012:
Life insurance in force	$9,375.2	$4,853.0	$—	$4,522.1	—%

Premium Revenues:
General Insurance	$2,949.9	$643.4	$17.9	$2,324.4	.8%
Title Insurance	1,248.6	—	1.6	1,250.2	.1
RFIG Run-off	429.8	19.3	—	410.5	—
Life and Health Insurance:
Life insurance	23.5	10.2	—	13.3	—
Accident and health insurance	56.4	11.1	—	45.2	—
Total Life & Health Insurance	79.9	21.3	—	58.6	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$4,708.4	$684.2	$19.6	$4,043.8	.5%

Year Ended December 31, 2011:
Life insurance in force	$10,201.4	$5,312.1	$—	$4,889.2	—%

Premium Revenues:
General Insurance	$2,716.2	$615.8	$8.9	$2,109.4	.4%
Title Insurance	1,005.5	.1	2.5	1,007.9	.3
RFIG Run-off	526.4	23.2	.1	503.2	—
Life and Health Insurance:
Life insurance	25.7	10.4	—	15.2	—
Accident and health insurance	71.7	12.1	—	59.6	—
Total Life & Health Insurance	97.4	22.5	—	74.9	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$4,345.7	$661.7	$11.6	$3,695.5	.3%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2013, 2012 and 2011
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2013:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$21.2	$—	$—	$—	$21.2
Deferred tax asset valuation
Allowance (1)	$9.6	$—	$—	$—	$9.6

Year Ended December 31, 2012:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.2	$—	$—	$(7.0)	$21.2
Deferred tax asset valuation
Allowance (1)	$12.2	$—	$—	$(2.5)	$9.6

Year Ended December 31, 2011:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.2	$—	$—	$—	$28.2
Deferred tax asset valuation
Allowance (1)	$13.5	$—	$—	$(1.3)	$12.2
__________

(1)
A valuation allowance was established against deferred tax assets as of December 31, 2013, 2012 and 2011 related to certain net operating loss and tax credit carryforwards which the Company did not expect to realize. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all remaining deferred tax assets at year end 2013 will more likely than not be fully realized.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2013, 2012 and 2011
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (1)	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses (2)	Discount, If Any, Deducted in Column C	Unearned Premiums (2)

Year Ended December 31:
2013	$170.4	$4,400.3	$241.4	$1,174.2
2012	139.4	4,119.2	230.8	1,068.8
2011	168.6	3,928.1	235.1	1,009.2

Column A	Column F	Column G	Column H

		Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to
Affiliation With Registrant (1)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2013	$2,543.5	$250.0	$1,919.1	$(40.4)
2012	2,366.9	265.0	1,810.8	(19.8)
2011	2,167.7	270.5	1,678.5	(149.2)

Column A	Column I	Column J	Column K

Affiliation With Registrant (1)	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written

Year Ended December 31:
2013	$315.4	$1,597.5	$2,630.3
2012	327.9	1,577.9	2,405.8
2011	298.9	1,551.1	2,220.7
__________

(1)
Includes consolidated property-casualty entities. The amounts relating to the Company's unconsolidated property-casualty subsidiaries and the proportionate share of the registrant's and its subsidiaries' 50%-or-less owned property-casualty equity investees are immaterial and have, therefore, been omitted from this schedule.

(2)	See note (2) to Schedule III.

EXHIBIT INDEX

An index of exhibits required by Item 601 of Regulation S-K follows:

(3)	Articles of incorporation and by-laws.

	(A)	*	Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant's Annual Report on Form 10-K for 2004).

	(B)	*	By-laws, as amended. (Exhibit 99.2 to Form 8-K filed August 23, 2013).

(4)	Instruments defining the rights of security holders, including indentures.

	(A)	*
Amended and Restated Rights Agreement dated as of November 19, 2007 between Old Republic International Corporation and Wells Fargo Bank, NA. (Exhibit 4.1 to Registrant's Form 8-A/A filed November 19, 2007).

	(B)	*	Agreement to furnish certain long-term debt instruments to the Securities & Exchange Commission upon request. (Exhibit 4(D) to Registrant's Form 8 dated August 28, 1987).

	(C)	*
Form of Indenture dated as of August 15, 1992 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee (refiled as Exhibit 4.1 to Registrant's Form 8-K filed April 22, 2009).

	(D)	*
Fourth Supplemental Indenture dated as of March 8, 2011 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant's Form 8-K filed March 8, 2011).

(10)	Material contracts.

**	(A)	*	Amended and Restated Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant's Annual Report on Form 10-K for 2002).

**	(B)	*	Old Republic International Corporation 2005 Key Employees Performance Recognition Plan. (Exhibit 10(B) to Registrant's Annual Report on Form 10-K for 2006).

**	(C)	*	Amended and Restated 2002 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(C) to Registrant's Annual Report on Form 10-K for 2005).

**	(D)	*	Restated Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 10(E) to Registrant's Annual Report on Form 10-K for 2012).

**	(E)	*	Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2008).

**	(F)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

**	(G)	*	RMIC Corporation/Republic Mortgage Insurance Company Amended and Restated Key Employees Performance Recognition Plan. (Exhibit 10(I) to Registrant's Annual Report on Form 10-K for 2000).

**	(H)	*	RMIC/Republic Mortgage Insurance Company 2005 Key Employees Performance Recognition Plan. (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 2006).

**	(I)	*	Amended and Restated RMIC Corporation/Republic Mortgage Insurance Company Executives Excess Benefits Pension Plan. (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 2008).

**	(J)	*	Amended and Restated Old Republic Risk Management Key Employees Recognition Plan. (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 2002).

**	(K)	*	Old Republic Risk Management, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(M) to Registrant's Annual Report on Form 10-K for 2006).

**	(L)	*	Old Republic National Title Group Incentive Compensation Plan. (Exhibit 10(K) to Registrant's Annual Report on Form 10-K for 2003).

(Exhibit Index, Continued)

**	(M)	*	ORI Great West Holdings, Inc. Key Employees Performance Recognition Plan. (Exhibit 10(O) to Registrant's Annual Report on Form 10-K for 2006).

**	(N)	*	ORI Great West Holdings, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(P) to Registrant's Annual Report on Form 10-K for 2006).

	(O)	*	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies. (Exhibit 10(a) to Registrant's March 31, 2013 report on Form 10-Q).

(12)			Not applicable

(13)			Not applicable

(14)		*	Code of Ethics for the Principal Executive Officer and Senior Financial Officer. (Exhibit 99.1 to Registrant's Form 8-K filed May 19, 2009).

(21)			Subsidiaries of the registrant.

(23.1)			Consent of KPMG LLP.

(24)			Powers of attorney.

(31.1)			Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)			Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)			Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)			Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(99.1)			Old Republic International Corporation Audit Committee Charter.

(99.2)		*	Old Republic International Corporation Governance and Nominating Committee Charter. (Exhibit 99.3 to Registrant's Form 8-K filed June 3, 2010).

(99.3)		*	Old Republic International Corporation Compensation Committee Charter. (Exhibit 99.3 to Registrant's Annual Report on Form 10-K for 2012).

(99.4)		*	Code of Business Conduct and Ethics. (Exhibit 99.2 to Registrant's Form 8-K filed May 19, 2009).

(99.5)		*	Corporate Governance Guidelines. (Exhibit 99.5 to Registrant's Annual Report on Form 10-K for 2012).

*	Exhibit incorporated herein by reference.

**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.