Form 10-Q
period 2014-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2014-05-07
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: March 31, 2014 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding March 31, 2014
Common Stock / $1 par value	260,546,465

There are 46 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2014

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 16

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	17 - 42

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	43

	CONTROLS AND PROCEDURES	43

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	44

	ITEM 1A - RISK FACTORS	44

	ITEM 6 - EXHIBITS	44

SIGNATURE		45

EXHIBIT INDEX		46

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	March 31,	December 31,
	2014	2013
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,255.9 and $8,477.3)	$8,554.6	$8,712.3
Equity securities (at fair value) (cost: $966.4 and $632.0)	1,190.0	1,004.2
Short-term investments (at fair value which approximates cost)	1,291.5	1,124.8
Miscellaneous investments	21.9	21.6
Total	11,058.0	10,863.1
Other investments	5.9	5.3
Total investments	11,063.9	10,868.5

Other Assets:
Cash	130.2	153.3
Securities and indebtedness of related parties	20.2	18.0
Accrued investment income	92.0	87.2
Accounts and notes receivable	1,288.0	1,190.5
Federal income tax recoverable: Current	9.2	114.7
Deferred	78.3	48.4
Prepaid federal income taxes	20.1	—
Reinsurance balances and funds held	179.4	189.2
Reinsurance recoverable: Paid losses	69.3	64.9
Policy and claim reserves	3,201.0	3,150.8
Deferred policy acquisition costs	204.6	192.6
Sundry assets	454.1	455.7
Total Other Assets	5,747.0	5,665.9
Total Assets	$16,811.0	$16,534.4

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,498.0	$9,433.5
Unearned premiums	1,575.7	1,487.8
Other policyholders' benefits and funds	207.1	207.8
Total policy liabilities and accruals	11,280.8	11,129.2
Commissions, expenses, fees, and taxes	376.9	409.8
Reinsurance balances and funds	508.0	441.9
Debt	566.2	569.2
Sundry liabilities	213.1	209.0
Commitments and contingent liabilities
Total Liabilities	12,945.2	12,759.4

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	260.5	260.4
Additional paid-in capital	674.5	673.9
Retained earnings	2,632.8	2,485.3
Accumulated other comprehensive income (loss)	319.5	378.2
Unallocated ESSOP shares (at cost)	(21.6)	(23.0)
Total Common Shareholders' Equity	3,865.8	3,775.0
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$16,811.0	$16,534.4
________

(1)
At March 31, 2014 and December 31, 2013, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 260,546,465 and 260,462,217 were issued as of March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2014	2013
Revenues:
Net premiums earned	$1,057.2	$1,060.2
Title, escrow, and other fees	75.4	105.4
Total premiums and fees	1,132.7	1,165.6
Net investment income	82.8	79.3
Other income	23.8	20.4
Total operating revenues	1,239.3	1,265.4
Realized investment gains (losses):
From sales	191.2	4.5
From impairments	—	—
Total realized investment gains (losses)	191.2	4.5
Total revenues	1,430.6	1,269.9

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	556.1	578.8
Dividends to policyholders	3.9	4.8
Underwriting, acquisition, and other expenses	567.8	595.9
Interest and other charges	5.7	5.8
Total expenses	1,133.6	1,185.4
Income (loss) before income taxes (credits)	296.9	84.5

Income Taxes (Credits):
Current	106.0	(.8)
Deferred	(3.4)	29.1
Total	102.5	28.3

Net Income (Loss)	$194.4	$56.2

Net Income (Loss) Per Share:
Basic	$.75	$.22
Diluted	$.67	$.21

Average shares outstanding: Basic	257,933,928	256,279,364
Diluted	294,513,903	292,081,785

Dividends Per Common Share:
Cash	$.1825	$.1800

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2014	2013
Net Income (Loss) As Reported	$194.4	$56.2

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	106.3	109.0
Amounts reclassified as realized investment
gains from sales in the statements of income	(191.2)	(4.5)
Pretax unrealized gains (losses) on securities	(84.9)	104.5
Deferred income taxes (credits)	(29.7)	36.6
Net unrealized gains (losses) on securities, net of tax	(55.1)	67.9
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	(.4)	2.9
Net adjustment related to defined benefit
pension plans	(.4)	2.9
Deferred income taxes (credits)	(.1)	1.0
Net adjustment related to defined benefit pension
plans, net of tax	(.3)	1.8
Foreign currency translation and other adjustments	(3.2)	(3.1)
Net adjustments	(58.7)	66.6
Comprehensive Income (Loss)	$135.7	$122.8

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$194.4	$56.2
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(12.2)	(2.5)
Premiums and other receivables	(97.7)	(49.1)
Unpaid claims and related items	45.9	44.8
Unearned premiums and other policyholders' liabilities	56.7	39.4
Income taxes	101.9	46.4
Prepaid federal income taxes	(20.1)	—
Reinsurance balances and funds	71.5	28.2
Realized investment (gains) losses	(191.2)	(4.5)
Accounts payable, accrued expenses and other	(13.7)	(15.7)
Total	135.4	143.2

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	201.8	279.1
Sales	498.2	15.8
Sales of:
Equity securities	179.7	—
Other - net	4.3	19.4
Purchases of:
Fixed maturity securities	(482.0)	(441.7)
Equity securities	(334.3)	—
Other - net	(9.5)	(9.2)
Net decrease (increase) in short-term investments	(166.8)	64.9
Other - net	—	(.4)
Total	(108.5)	(72.1)

Cash flows from financing activities:
Issuance of common shares	1.0	.5
Redemption of debentures and notes	(3.0)	(2.8)
Dividends on common shares	(46.9)	(46.0)
Other - net	(1.0)	(1.3)
Total	(50.0)	(49.7)

Increase (decrease) in cash	(23.1)	21.3
Cash, beginning of period	153.3	101.2
Cash, end of period	$130.2	$122.6

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$10.4	$10.4
Income taxes	$.6	$(17.7)

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1. Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2013 Annual Report on Form 10-K incorporated herein by reference.

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

	Quarters Ended
	March 31,
	2014	2013
Numerator:
Net income (loss)	$194.4	$56.2
Numerator for basic earnings per share -
income (loss) available to common stockholders	194.4	56.2
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.6	3.6
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversion of convertible notes	$198.0	$59.8

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	257,933,928	256,279,364
Effect of dilutive securities - stock based
compensation awards	1,089,795	364,986
Effect of dilutive securities - convertible senior notes	35,490,180	35,437,435
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	294,513,903	292,081,785
Earnings per share: Basic	$.75	$.22
Diluted	$.67	$.21

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	6,750,559	12,066,638
Convertible senior notes	—	—
Total	6,750,559	12,066,638
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of March 31, 2014 and December 31, 2013, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarters ended March 31, 2014 and 2013.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
March 31, 2014:
U.S. & Canadian Governments	$1,140.8	$35.1	$5.7	$1,170.3
Tax-exempt	129.8	2.8	.4	132.3
Corporate	6,985.1	295.5	28.7	7,251.8
	$8,255.9	$333.6	$34.9	$8,554.6
December 31, 2013:
U.S. & Canadian Governments	$1,133.0	$36.7	$8.7	$1,161.1
Tax-exempt	168.1	3.7	.5	171.3
Corporate	7,176.0	268.1	64.3	7,379.8
	$8,477.3	$308.7	$73.6	$8,712.3

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at March 31, 2014:
Due in one year or less	$717.6	$726.5
Due after one year through five years	3,732.1	3,937.7
Due after five years through ten years	3,609.7	3,686.8
Due after ten years	196.4	203.4
	$8,255.9	$8,554.6

A summary of the Company's equity securities follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
March 31, 2014	$966.4	$224.1	$.5	$1,190.0
December 31, 2013	$632.0	$372.7	$.5	$1,004.2

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014:
Fixed Maturity Securities:
U.S. & Canadian Governments	$231.3	$3.1	$72.8	$2.5	$304.1	$5.7
Tax-exempt	5.2	.1	3.3	.2	8.6	.4
Corporate	1,290.2	18.2	240.6	10.5	1,530.9	28.7
Subtotal	1,526.7	21.5	316.9	13.3	1,843.7	34.9
Equity Securities	41.5	.5	—	—	41.5	.5
Total	$1,568.3	$22.1	$316.9	$13.3	$1,885.3	$35.4

December 31, 2013:
Fixed Maturity Securities:
U.S. & Canadian Governments	$301.7	$8.7	$—	$—	$301.7	$8.7
Tax-exempt	10.0	.5	—	—	10.0	.5
Corporate	2,312.2	60.2	47.7	4.1	2,360.0	64.3
Subtotal	2,624.0	69.4	47.7	4.1	2,671.8	73.6
Equity Securities	31.0	.5	—	—	31.0	.5
Total	$2,655.0	$70.0	$47.7	$4.1	$2,702.8	$74.2

At March 31, 2014, the Company held 359 fixed maturity and 6 equity securities in an unrealized loss position, representing 20.4% as to fixed maturities and 6.1% as to equity securities of the total number of such issues it held. At December 31, 2013, the Company held 558 fixed maturity and 5 equity securities in an unrealized loss position, representing 30.8% as to fixed maturities and 7.2% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 61 and 10 fixed maturity securities and no equity securities, had been in a continuous unrealized loss position for more than 12 months as of March 31, 2014 and December 31, 2013, respectively. The unrealized losses on these securities are primarily attributable to an increase in the interest rate environment. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of March 31, 2014 and December 31, 2013.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2014:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$464.0	$706.3	$—	$1,170.3
Tax-exempt	—	132.3	—	132.3
Corporate	—	7,241.3	10.5	7,251.8
Equity securities	1,189.2	—	.8	1,190.0
Short-term investments	$1,287.6	$—	$3.8	$1,291.5

As of December 31, 2013:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$478.9	$682.2	$—	$1,161.1
Tax-exempt	—	171.3	—	171.3
Corporate	—	7,369.3	10.5	7,379.8
Equity securities	1,003.4	—	.7	1,004.2
Short-term investments	$1,120.5	$—	$4.2	$1,124.8

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2014.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At March 31, 2014, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended
	March 31,
	2014	2013
Investment income from:
Fixed maturity securities	$75.5	$75.8
Equity securities	7.4	3.6
Short-term investments	.2	.3
Other sources	.5	.8
Gross investment income	83.7	80.6
Investment expenses (a)	.9	1.3
Net investment income	$82.8	$79.3

Realized gains (losses) on:
Fixed maturity securities:
Gains	$12.4	$.9
Losses	—	—
Net	12.4	.8

Equity securities & other long-term investments	178.8	3.7
Total	191.2	4.5
Income taxes (credits)	66.9	1.5
Net realized gains (losses)	$124.3	$2.9

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$63.6	$(26.5)
Less: Deferred income taxes (credits)	22.2	(9.2)
	41.4	(17.2)

Equity securities & other long-term investments	(148.5)	131.1
Less: Deferred income taxes (credits)	(51.9)	45.8
	(96.5)	85.2
Net changes in unrealized investment gains (losses)	$(55.1)	$67.9
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.1 and $.5 for the quarters ended March 31, 2014 and 2013, respectively.

4. Pension Plans:

Prior to December 31, 2013, the Company had two separate pension plans covering a portion of its work force. The plans were the Old Republic International Salaried Employees Retirement Plan (the Old Republic Plan) and the PMA Capital Corporation Pension Plan (the PMA Plan). Effective December 31, 2013, the PMA Plan was merged into the Old Republic Plan. The PMA plan was frozen as of December 31, 2005. The benefit levels in the Old Republic Plan were similarly frozen as of December 31, 2013. Under the terms of the freeze, the plans remain closed to new participants and eligible employees retain all of the vested rights as of the effective date of the freeze, but additional benefits do not accrue thereafter. Plan assets are comprised principally of bonds, common stocks and short-term investments. Cash contributions of $.4 were made to the pension plan in the first quarter of 2014, and additional cash contributions of $13.3 are expected to be made in the remaining portion of calendar year 2014.

5. Information About Segments of Business:

The Company is engaged in the single business of insurance underwriting. It conducts its' operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its' General Insurance Group (property and liability insurance), Title Insurance Group, and the Republic Financial Indemnity Group ("RFIG") Run-off Business. The results of a small life & accident insurance business are included with those of the holding company parent and minor corporate services operations. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude net realized investment gains or losses and other-than-temporary impairments as these are aggregated in the consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

	Quarters Ended
	March 31,
	2014	2013
General Insurance:
Including CCI run-off business:
Net premiums earned	$663.2	$608.0
Net investment income and other income	89.0	81.7
Total revenues before realized gains or losses	$752.3	$689.7
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$64.6	$68.9
Income tax expense (credits) on above	$21.1	$22.7

All CCI run-off business:
Net premiums earned	$6.8	$7.8
Net investment income and other income	.1	—
Total revenues before realized gains or losses	$6.9	$7.9
Income (loss) before taxes (credits) and
realized investment gains or losses	$(17.2)	$(7.1)
Income tax expense (credits) on above	$(6.0)	$(2.5)

Total excluding all CCI run-off business:
Net premiums earned	$656.4	$600.2
Net investment income and other income	88.9	81.6
Total revenues before realized gains or losses	$745.3	$681.8
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$81.8	$76.0
Income tax expense (credits) on above	$27.2	$25.3

Title Insurance:
Net premiums earned	$318.4	$355.1
Title, escrow and other fees	75.4	105.4
Sub-total	393.8	460.5
Net investment income and other income	7.9	7.2
Total revenues before realized gains or losses	$401.8	$467.7
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$4.7	$21.5
Income tax expense (credits) on above	$1.9	$7.6

RFIG Run-off Business:
Excluding CCI run-off business:
Net premiums earned	$58.8	$79.9
Net investment income and other income	8.1	9.0
Total revenues before realized gains or losses	$66.9	$89.0
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$36.8	$(13.0)
Income tax expense (credits) on above	$12.9	$(4.5)

All CCI run-off business:
Net premiums earned	$6.8	$7.8
Net investment income and other income	.1	—
Total revenues before realized gains or losses	$6.9	$7.9
Income (loss) before taxes (credits) and
realized investment gains or losses	$(17.2)	$(7.1)
Income tax expense (credits) on above	$(6.0)	$(2.5)

Total RFIG run-off MI and CCI business:
Net premiums earned	$65.6	$87.7
Net investment income and other income	8.3	9.1
Total revenues before realized gains or losses	$73.9	$96.9
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$19.5	$(20.2)
Income tax expense (credits) on above	$6.8	$(7.0)

	Quarters Ended
	March 31,
	2014	2013
Consolidated Revenues:
Total revenues of above Company segments	$1,221.1	$1,246.5
Other sources (b)	33.5	33.5
Consolidated net realized investment gains (losses)	191.2	4.5
Consolidation elimination adjustments	(15.3)	(14.7)
Consolidated revenues	$1,430.6	$1,269.9

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$106.2	$77.3
Other sources - net (b)	(.5)	2.6
Consolidated net realized investment gains (losses)	191.2	4.5
Consolidated income (loss) before income
taxes (credits)	$296.9	$84.5

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$36.0	$25.9
Other sources - net (b)	(.4)	.7
Income tax expense (credits) on consolidated
net realized investment gains (losses)	66.9	1.5
Consolidated income tax expense (credits)	$102.5	$28.3

	March 31,	December 31,
	2014	2013
Consolidated Assets:
General Insurance	$13,565.0	$13,276.6
Title Insurance	1,173.9	1,185.5
RFIG Run-off Business	1,808.7	1,822.3
Total assets for the above company segments	16,547.7	16,284.5
Other assets (b)	560.0	549.8
Consolidation elimination adjustments	(296.7)	(299.9)
Consolidated assets	$16,811.0	$16,534.4
__________

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $8.1 and $7.1 for the quarters ended March 31, 2014 and 2013, respectively, and Title - $1.9 for both quarters ended March 31, 2014 and 2013.

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

As of March 31, 2014, the accumulated DPO claim reserve amounted to $604.2.

On March 20, 2014, Old Republic reported that it had cancelled the previously announced recapitalization plan by its RMIC Companies, Inc. ("RMICC") mortgage guaranty subsidiary. In light of the changed circumstances, ORI intends to increase the regulatory capital of its mortgage guaranty subsidiaries. Contemporaneously, RMIC and RMICNC are seeking regulatory approval to increase substantially or possibly restore to 100% the payout of deferred claim obligations and on all legitimate new claim settlements from 2014 forward. The addition of all new funds to RMIC and RMICNC and any adjustment to the payout ratio on the deferred payment obligations and all valid new claim settlements is contingent on the receipt of certain regulatory approvals from the NCDOI.

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

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$679.0	$550.0	$684.1
ESSOP debt with an average yield of 3.66%
and 3.69%, respectively	15.0	15.0	18.0	18.0
Other miscellaneous debt	1.1	1.1	1.2	1.2
Total debt	$566.2	$695.2	$569.2	$703.4

The Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes in early March, 2011. The notes bear interest at a rate of 3.75% per year, mature on March 15, 2018, and are convertible at any time prior to maturity by the holder into 64.3407 shares (subject to periodic adjustment under certain circumstances) of common stock per one thousand dollar note.

The Company's 3.75% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC is expected to be increasingly less significant as its run-off book extinguishes itself. While Old Republic believes that it will have access to the capital markets or otherwise mitigate an event of default under the Notes, there is no assurance that it would be able to do so under stressful capital market conditions.

At March 31, 2014, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management continues to explore the Company's options to address possibly greater liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes, removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend and financing capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
March 31, 2014	$566.2	$695.2	$—	$679.0	$16.2
December 31, 2013	$569.2	$703.4	$—	$684.1	$19.2

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANAYLSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2014 and 2013
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for 1.5% of consolidated operating revenues for the quarter ended March 31, 2014 and 1.3% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements is recent guidance issued by the FASB relative to the amounts reclassified out of other comprehensive income. This matter is addressed in the pertinent financial statements and notes herein.

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic's 2013 Annual Report on Form 10-K.

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

On March 20, 2014, Old Republic reported that it had cancelled the previously announced recapitalization plan by its RMIC Companies, Inc. ("RMICC") mortgage guaranty subsidiary. In light of the changed circumstances, ORI intends to increase the regulatory capital of its mortgage guaranty subsidiaries. Contemporaneously, RMIC and RMICNC are seeking regulatory approval to increase substantially or possibly restore to 100% the payout of deferred claim obligations and on all legitimate new claim settlements from 2014 forward. The addition of all new funds to RMIC and RMICNC and any adjustment to the payout ratio on the deferred payment obligations and all valid new claim settlements is contingent on the receipt of certain regulatory approvals from the NCDOI.

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY

Operating profits for the quarter were marked by moderately improved performance in General Insurance and by the continuation of a strong turnaround in the run-off mortgage guaranty line. While Title Insurance operations remained profitable, a transitory real estate and mortgage market downturn halted the fast-paced earnings progress of the past three years. Consolidated net income was greatly enhanced by the realization of above-normal gains from sales of investment securities.

The major components of consolidated results and related data are summarized in the following table.

Financial Highlights
	Quarters Ended March 31,
	2014	2013
Operating revenues:
General insurance	$745.3	$681.8
Title insurance	401.8	467.7
Corporate and other	18.2	18.8
Subtotal	1,165.3	1,168.4
RFIG run-off business	73.9	96.9
Total	$1,239.3	$1,265.4
Pretax operating income (loss):
General insurance	$81.8	$76.0
Title insurance	4.7	21.5
Corporate and other	(0.5)	2.6
Subtotal	86.1	100.2
RFIG run-off business	19.5	(20.2)
Total	105.7	79.9
Realized investment gains (losses):
From sales	191.2	4.5
From impairments	—	—
Net realized investment gains (losses)	191.2	4.5
Consolidated pretax income (loss)	296.9	84.5
Income taxes (credits)	102.5	28.3
Net income (loss)	$194.4	$56.2
Components of diluted earnings per share:
Net operating income (loss):
General insurance	$0.19	$0.17
Title insurance	0.01	0.05
Corporate and other	0.01	0.02
Subtotal	0.21	0.24
RFIG run-off business	0.04	(0.04)
Total	0.25	0.20
Net realized investment gains (losses)	0.42	0.01
Net income (loss)	$0.67	$0.21
Cash dividends paid per share	$0.1825	$0.1800
Ending book value per share	$14.97	$14.31

The preceding table shows both operating and net income to highlight the effects of realized investment gain or loss recognition on period-to-period earnings comparisons. Management uses net operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, believing that this measure enhances an understanding of Old Republic’s core business results. Operating income, however, does not replace net income determined in accordance with GAAP as a measure of total profitability.

The recognition of realized investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recording of estimated losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Since late 2013, asset management operations have, in part, been oriented toward an enhancement of income from interest and dividends. To a large extent, this strategy has led to sales of non-income producing or low-yielding securities. Proceeds from the sales have largely been reinvested in higher yielding common shares of American companies with distinguished long-term records of earnings and dividend growth.

General Insurance Results - The table below shows the major elements entering into first quarter general insurance profitability.

	General Insurance Group
	Quarters Ended March 31,
	2014	2013	Change
A. Prior to reclassification/Including CCI run-off business:
Net premiums earned	$663.2	$608.0	9.1%
Net investment income	66.1	62.3	6.1
Benefits and claim costs	500.9	446.5	12.2
Pretax operating income (loss)	$64.6	$68.9	(6.2)%

Claim ratio	75.5%	73.4%
Expense ratio	23.4	24.2
Composite ratio	98.9%	97.6%

B. All CCI run-off business reclassification(*):
Net premiums earned	$6.8	$7.8	(12.7)%
Net investment income	0.1	—	84.4
Benefits and claim costs	23.4	15.1	55.4
Pretax operating income (loss)	$(17.2)	$(7.1)	(140.0)%

Claim ratio	343.0%	192.6%
Expense ratio	10.8	(0.1)
Composite ratio	353.8%	192.5%

C. After reclassification/Total Excluding all CCI run-off business:
Net premiums earned	$656.4	$600.2	9.4%
Net investment income	65.9	62.2	6.1
Benefits and claim costs	477.4	431.4	10.6
Pretax operating income (loss)	$81.8	$76.0	7.6%

Claim ratio	72.7%	71.9%
Expense ratio	23.5	24.5
Composite ratio	96.2%	96.4%
__________________

(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $16.4 and $7.0 of pretax operating losses for the first quarter 2014 and 2013, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Consolidated general insurance operations, exclusive of the CCI run-off line, produced pretax operating income growth from both underwriting/service and net investment income. Net premiums earned grew by 9.4% compared with the 8.1% registered for all of 2013. The continuing benefits of moderate rate improvements and new business accounted for the higher percentage gain.

Income from insurance underwriting and related services grew slightly as suggested by the lower composite underwriting ratio. While loss costs edged up, a decline in the expense ratio provided a greater offset. Net investment income benefitted from a larger invested asset base and slightly higher yields on newly invested funds.

Title Insurance Results - Earnings remained positive in Old Republic's title insurance business despite a significant downturn in the real estate and mortgage markets during the past three quarters. The following highlights describe the Company's earnings in the face of these changed market dynamics.

	Title Insurance Group
	Quarters Ended March 31,
	2014	2013	Change
Net premiums and fees earned	$393.8	$460.5	(14.5)%
Net investment income	7.1	6.5	9.0
Claim costs	23.8	31.5	(24.5)
Pretax operating income (loss)	$4.7	$21.5	(77.8)%

Claim ratio	6.1%	6.9%
Expense ratio	94.0	89.5
Composite ratio	100.1%	96.4%

The decline in title insurance premiums and fees reflects a significant drop in refinance transactions since mid-year 2013. The effects of the latter were magnified by adverse winter weather conditions, a rise in mortgage interest rates, and lingering uncertainty about credit availability. These negative factors were partially offset by the Company’s continuing market share gains. From an underwriting perspective, the claim ratio was lower as claim frequency and severity continued to abate. The expense ratio increased as operating expenses were down by a somewhat lower percentage than the corresponding reduction in revenues.

RFIG Run-off Business Results - The table below reflects RFIG’s comparative results before and after the combination of run-off MI and CCI coverages within a single run-off business segment adopted in 2012.

	RFIG Run-off Business
	Quarters Ended March 31,
	2014	2013	Change
A. Prior to reclassification/Excluding CCI run-off business:
Net premiums earned	$58.8	$79.9	(26.4)%
Net investment income	8.1	9.0	(10.1)
Claim costs	22.9	95.7	(76.0)%
Pretax operating income (loss)	$36.8	$(13.0)	N/M

Claim ratio	39.0%	119.8%
Expense ratio	12.2	7.9
Composite ratio	51.2%	127.7%

B. CCI run-off business reclassification(*):
Net premiums earned	$6.8	$7.8	(12.7)%
Net investment income	0.1	—	84.4
Claim costs	23.4	15.1	55.4
Pretax operating income (loss)	$(17.2)	$(7.1)	(140.0)%

Claim ratio	343.0%	192.6%
Expense ratio	10.8	(0.1)
Composite ratio	353.8%	192.5%

C. After reclassification/ Total RFIG run-off MI and CCI business:
Net premiums earned	$65.6	$87.7	(25.2)%
Net investment income	8.3	9.1	(9.3)
Claim costs	46.4	110.8	(58.1)
Pretax operating income (loss)	$19.5	$(20.2)	196.9%

Claim ratio	70.7%	126.4%
Expense ratio	12.1	7.1
Composite ratio	82.8%	133.5%
__________________

(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $16.4 and $7.0 of pretax operating losses for the first quarter 2014 and 2013, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Consistent with their run-off operating mode, both MI and CCI lines posted further declines in quarterly earned premiums. Investment income dropped as well due to a pervasively low yield environment and a generally declining invested asset base in most of the past several years' quarterly periods. Downtrends in investment income were further accentuated in this year's first quarter as a greater proportion of investable assets were allocated to short-term fixed income securities. This higher concentration was undertaken in the context of a likely acceleration of payments on previously deferred claim settlements.

The substantial improvement in mortgage guaranty operating income arose from much lower claim provisions. Key factors driving these provisions to lower levels included rising rates at which previously reported defaults cured or were otherwise resolved without payment, and gradually improving trends in home prices, foreclosures, and real estate activity in general. Since year-end 2012, these factors have led to generally favorable developments of prior year-end reserves. For the first quarters of 2014 and 2013, favorable loss developments resulted in a lowering of claim ratios by 124.0 and 66.1 percentage points, respectively.

The MI expense ratio rose during this year's first quarter principally due to the greater expenses incurred for the now-terminated recapitalization initiative for this MI business.

In addition to the above-noted drop in earned premiums, the CCI line continued to be burdened by ongoing claim litigation costs.

Corporate and Other Operations - The combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal services subsidiaries usually produce highly variable results. Earnings variations posted by these relatively minor elements of Old Republic's business stem from volatility inherent to the small scale of life and accident insurance operations, and net interest costs pertaining to intra-system financing arrangements. The interplay of these various operating elements is reflected in the following table:

	Corporate and Other Operations
	Quarters Ended March 31,
	2014	2013	Change
Life & accident premiums earned	$16.7	$17.1	(1.9)%
Net investment income	1.3	1.4	(2.3)
Other income	—	0.3	(80.7)
Benefits and claim costs	12.3	9.7	27.2
Insurance expenses	7.6	7.6	0.6
Corporate, interest, and other expenses-net	(1.2)	(1.1)	(10.2)
Pretax operating income (loss)	$(0.5)	$2.6	(121.9)%

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity account at the dates shown:

		Cash, Invested Assets, and Shareholders' Equity
					% Change
		March 31,	Dec. 31,	March 31,	March '14/	March '14/
		2014	2013	2013	Dec. '13	March '13
	Cash, invested assets, and accrued
investment income:	Fair value basis	$11,286.3	$11,109.1	$10,986.5	1.6%	2.7%
	Original cost basis	$10,765.8	$10,503.7	$10,152.7	2.5%	6.0%

Shareholders' equity:	Total	$3,865.8	$3,775.0	$3,673.3	2.4%	5.2%
	Per common share	$14.97	$14.64	$14.31	2.3%	4.6%

	Composition of shareholders' equity per share:
	Equity before items below	$13.74	$13.17	$12.18	4.3%	12.8%
	Unrealized investment gains (losses) and other
	accumulated comprehensive income (loss)	1.23	1.47	2.13
	Total	$14.97	$14.64	$14.31	2.3%	4.6%

	Segmented composition of
	shareholders' equity per share:
	Excluding run-off segment	$14.89	$14.69	$14.58	1.4%	2.1%
	RFIG run-off segment	0.08	(0.05)	(0.27)
	Total	$14.97	$14.64	$14.31	2.3%	4.6%

Cash flow from consolidated operating activities was $135.4 for this year's first quarter compared with $143.2 for the same period in 2013.

The consolidated investment portfolio reflects a current allocation of approximately 89 percent to fixed-maturity securities and short-term investments, and 11 percent to equities. As has been the case for many years, Old Republic's invested assets are managed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to assure solid funding of its insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of capital accounts.

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

The following table shows the changes in the shareholders’ equity per share. As indicated, the changes resulted mostly from each year’s net income or loss, dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
	Quarters Ended March 31,
	2014	2013
Beginning balance	$14.64	$14.03
Changes in shareholders' equity:
Net operating income (loss)	0.27	0.21
Net realized investment gains (losses):
From sales	0.48	0.01
From impairments	—	—
Subtotal	0.48	0.01
Net unrealized investment gains (losses)	(0.21)	0.26
Total realized and unrealized investment gains (losses)	0.27	0.27
Cash dividends	(0.18)	(0.18)
Stock issuance, foreign exchange, and other transactions	(0.03)	(0.02)
Net change	0.33	0.28
Ending balance	$14.97	$14.31

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity and equity investments; b) the valuation of deferred income tax assets; c) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; d) the recoverability of reinsured paid and/or outstanding losses; and e) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company's 2013 Annual Report on Form 10-K.

FINANCIAL POSITION

The Company's financial position at March 31, 2014 reflected increases in assets, liabilities, and common shareholders' equity of 1.7%, 1.5%, and 2.4%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 67.1% and 67.2% of consolidated assets as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the cash and invested asset base increased by 1.6% to $11,286.3.

Investments - During the first quarter of 2014 and 2013, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding common shares. At both March 31, 2014 and 2013, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At March 31, 2014, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2014. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	March 31,	December 31,
	2014	2013
Aaa	13.9%	13.9%
Aa	9.8	9.4
A	35.6	35.9
Baa	37.8	39.7
Total investment grade	97.1	98.9
All other (b)	2.9	1.1
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

March 31, 2014	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Natural Gas	$10.1		$.4
Consumer Non Durable	16.7		.2
Industrial	25.1		.2
Basic Industry	26.4		.2
Other (includes 5 industry groups)	26.8		.2
Total	$105.3	(c)	$1.3
__________

(c)	Represents 1.3% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

March 31, 2014	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$250.4		$7.7
Basic Industry	164.3		3.4
U.S. Governments	105.7		2.8
U.S. Agencies	186.7		2.7
Other (includes 17 industry groups)	1,066.0		16.7
Total	$1,773.3	(d)	$33.5
__________

(d)	Represents 21.5% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

March 31, 2014	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Utilities	$9.5		$.2
Health Care	5.7		.1
Natural Gas	15.3		—
Industrial	11.4		—
Total	$42.1	(e)	$.5	(f)
__________

(e)	Represents 4.4% of the total equity securities portfolio.

(f)	Represents .1% of the cost of the total equity securities portfolio, while gross unrealized gains represent 23.2% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
March 31, 2014	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$10.8	$—	$—	$—
Due after one year through five years	302.5	14.5	2.8	.1
Due after five years through ten years	1,520.0	78.5	30.7	.9
Due after ten years	45.1	12.2	1.3	.2
Total	$1,878.6	$105.3	$34.9	$1.3

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
March 31, 2014	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$3.3	$—	$—	$3.3
Seven to twelve months	18.1	—	—	18.1
More than twelve months	13.0	.3	—	13.3
Total	$34.5	$.3	$—	$34.9
Equity Securities:
One to six months	$.5	$—	$—	$.5
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	$.5	$—	$—	$.5

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	120	—	—	120
Seven to twelve months	178	—	—	178
More than twelve months	60	1	—	61
Total	358	1	—	359	(g)
Equity Securities:
One to six months	6	—	—	6
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	6	—	—	6	(g)
__________

(g)	At March 31, 2014 the number of issues in an unrealized loss position represent 20.4% as to fixed maturities, and 6.1% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such cost reflects the decline as of a specific point in time (March 31, 2014 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2014	2013
Maturity Ranges:
Due in one year or less	8.7%	9.3%
Due after one year through five years	45.2	46.7
Due after five years through ten years	43.7	41.8
Due after ten years through fifteen years	1.4	1.2
Due after fifteen years	1.0	1.0
Total	100.0%	100.0%

Average Maturity in Years	5.0	4.8
Duration (h)	4.3	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.3 as of March 31, 2014 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.3%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2014	2013
Fixed Maturity Securities:
Amortized cost	$8,255.9	$8,477.3
Estimated fair value	8,554.6	8,712.3
Gross unrealized gains	333.6	308.7
Gross unrealized losses	(34.9)	(73.6)
Net unrealized gains (losses)	$298.7	$235.0

Equity Securities:
Original cost	$966.4	$632.0
Estimated fair value	1,190.0	1,004.2
Gross unrealized gains	224.1	372.7
Gross unrealized losses	(.5)	(.5)
Net unrealized gains (losses)	$223.5	$372.1

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $427.2 in dividends from its subsidiaries in 2014 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At March 31, 2014, the Company's consolidated debt to equity ratio was 14.6%.

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

At March 31, 2014, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. Management continues to explore the Company's options to address possibly greater liquidity needs in the circumstance that an event of default was to occur at a future date. These potential plans include an amendment to the 3.75% Notes, removing RMIC from the definition of a Significant Subsidiary, an additional capital raise through issuance of new straight or convertible debt, or the utilization of intra system dividend and financing capacity. While Management is confident that an event of default can be stemmed, there is no assurance that its impact could be addressed through execution of these plans.

Capitalization - Old Republic's total capitalization of $4,432.0 at March 31, 2014 consisted of debt of $566.2 and common shareholders' equity of $3,865.8. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended, changes in the fair value of invested assets, and dividend payments.

Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 33 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 25% of 2014 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 75% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the RFIG Run-off Business' Risk Factors for premium income and long-term claim exposures in the Company's 2013 Annual Report on Form 10-K under Item 1A - Risk Factors, revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2011	$2,109.4	$1,362.4	$503.2	$74.9	$4,050.1	13.3%
2012	2,324.4	1,677.4	410.5	58.6	4,471.0	10.4
2013	2,513.7	1,996.1	316.5	59.3	4,885.6	9.3
Quarters Ended March 31:
2013	600.2	460.5	87.7	17.1	1,165.6	12.3
2014	$656.4	$393.8	$65.6	$16.7	$1,132.7	(2.8)%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2011	38.3%	33.6%	4.9%	7.8%	5.9%	9.5%
2012	39.7	33.0	4.2	7.6	6.2	9.3
2013	39.6	32.8	3.8	7.7	6.3	9.8
Quarters Ended March 31:
2013	40.4	32.8	3.9	8.0	6.2	8.7
2014	41.0%	31.9%	3.9%	7.5%	6.7%	9.0%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2011	32.6%	67.4%
2012	32.3	67.7
2013	27.9	72.1
Quarters Ended March 31:
2013	29.3	70.7
2014	24.7%	75.3%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2011	$468.1	$444.9	83.2%	85.3%
2012	387.3	368.0	80.7	85.3
2013	296.6	286.7	79.1	81.9
Quarters Ended March 31:
2013	83.0	79.9	80.1	84.9
2014	$60.6	$58.8	80.2%	79.7%

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.8% of total net risk in force as of March 31, 2014, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets accelerated and mortgage lending standards tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans became more significant drivers of increased claim costs.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2011	$14,476.9	$1,017.7	$176.3	$15,671.0
2012	11,911.1	850.7	89.8	12,851.6
2013	9,579.6	704.8	48.5	10,333.0
As of March 31:
2013	11,359.1	810.8	84.4	12,254.4
2014	$9,256.0	$676.2	$43.5	$9,975.8

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2011	6.2%	26.8%	65.7%	1.3%
2012	6.4	27.5	65.0	1.1
2013	6.6	28.1	64.3	1.0
As of March 31:
2013	6.4	27.7	64.7	1.2
2014	6.6%	28.2%	64.3%	.9%

Bulk(a):
As of December 31:
2011	24.0%	32.2%	43.7%	.1%
2012	24.0	32.5	43.3	.2
2013	23.5	33.0	43.3	.2
As of March 31:
2013	23.7	32.7	43.4	.2
2014	23.6%	33.2%	43.1%	.1%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2011	5.1%	36.2%	32.9%	25.8%
2012	4.6	35.2	32.9	27.3
2013	4.2	34.5	32.2	29.1
As of March 31:
2013	4.5	34.9	32.8	27.8
2014	4.1%	34.4%	32.0%	29.5%

Bulk(a):
As of December 31:
2011	57.1%	22.9%	9.8%	10.2%
2012	56.7	23.3	10.0	10.0
2013	56.9	23.4	10.2	9.5
As of March 31:
2013	56.8	23.2	10.0	10.0
2014	56.6%	23.6%	10.3%	9.5%
__________

(a)	Bulk pool risk in-force, which represented 32.4% of total bulk risk in-force at March 31, 2014, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2011	8.8%	7.5%	5.2%	5.0%	5.0%	4.8%	4.3%	3.3%	3.3%	3.0%
2012	8.6	7.7	5.3	5.1	5.0	4.8	4.3	3.5	3.3	3.1
2013	8.3	7.5	5.5	5.2	4.9	4.8	4.4	3.8	3.3	3.2
As of March 31:
2013	8.5	7.6	5.4	5.1	4.9	4.8	4.3	3.6	3.3	3.1
2014	8.2%	7.4%	5.6%	5.2%	4.9%	4.8%	4.3%	3.8%	3.3%	3.3%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2011	5.4%	9.9%	4.3%	4.0%	14.9%	3.2%	3.1%	3.5%	3.9%	6.5%
2012	5.3	9.9	4.3	4.0	13.9	3.0	3.3	3.7	4.0	7.1
2013	5.4	9.3	4.4	3.9	14.1	2.8	3.4	4.0	3.8	7.9
As of March 31:
2013	5.3	9.7	4.3	4.0	13.8	3.0	3.3	3.8	4.0	7.4
2014	5.4%	9.3%	4.4%	4.0%	13.8%	2.8%	3.4%	4.1%	3.9%	7.9%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2011	92.8%	7.2%
2012	92.8	7.2
2013	92.7	7.3
As of March 31:
2013	92.7	7.3
2014	92.7%	7.3%

Bulk (a):
As of December 31:
2011	58.4%	41.6%
2012	58.2	41.8
2013	57.6	42.4
As of March 31:
2013	58.1	41.9
2014	57.7%	42.3%
__________

(a)	Bulk pool risk in-force, which represented 32.4% of total bulk risk in-force at March 31, 2014, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2011	97.0%	3.0%
2012	97.1	2.9
2013	97.2	2.8
As of March 31:
2013	97.1	2.9
2014	97.2%	2.8%

Bulk (a):
As of December 31:
2011	71.0%	29.0%
2012	72.6	27.4
2013	74.3	25.7
As of March 31:
2013	73.2	26.8
2014	74.4%	25.6%
__________

(a)	Bulk pool risk in-force, which represented 32.4% of total bulk risk in-force at March 31, 2014, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2011	$58.3	$1,263.1
2012	42.4	1,141.6
2013	29.8	989.4
Quarters Ended March 31:
2013	7.8	1,101.7
2014	$6.8	$969.1

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2012	$6,742.7	$785.7	$1,766.3	$450.1	$9,744.9	$863.8	$10,608.8
2013	7,280.1	876.5	1,681.3	422.5	10,260.6	607.8	10,868.5
As of March 31:
2013	6,792.7	806.7	1,766.7	434.4	9,800.7	968.4	10,769.1
2014	$7,552.4	$865.6	$1,687.0	$435.6	$10,540.8	$523.1	$11,063.9

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2011	$270.5	$27.3	$59.3	$7.4	$364.6	3.71%	3.51%
2012	264.9	27.3	36.3	7.9	336.5	3.40	3.19
2013	249.6	26.6	36.8	5.6	318.7	3.17	2.97
Quarters Ended
March 31:
2013	62.2	6.5	9.1	1.4	79.3	3.20	2.97
2014	$65.9	$7.1	$8.3	$1.3	$82.8	3.18%	3.02%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first quarters of 2014 and 2013, 28.8% and 94.6%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. The amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. The 2013 gains on equity securities generally reflect the recovery of value realized upon subsequent sale of common stocks originally impaired in 2008. Gains realized in 2014 reflect sales of non-income producing or low yielding securities, the proceeds of which have largely been reinvested in higher yielding common shares of American companies with distinguished long-term records of earnings and dividend growth.

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2011	$142.6	$23.1	$165.8	$—	$(50.2)	$(50.2)	$115.5
2012	32.7	15.3	48.1	—	(.2)	(.2)	47.8
2013	1.7	146.3	148.1	—	—	—	148.1
Quarters Ended
March 31:
2013	.8	3.7	4.5	—	—	—	4.5
2014	$12.4	$178.8	$191.2	$—	$—	$—	$191.2

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2014 and December 31, 2013:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2014		December 31, 2013
	Gross	Net	Gross	Net

Workers' compensation	$3,856.4	$2,238.4	$3,802.1	$2,184.9
General liability	1,434.6	653.5	1,407.7	647.9
Commercial automobile (mostly trucking)	1,236.0	1,017.4	1,228.6	1,014.2
Other coverages	502.7	341.4	501.0	343.3
Unallocated loss adjustment expense reserves	201.5	146.7	195.6	143.7
Total general insurance reserves	7,231.3	4,397.6	7,135.2	4,334.1
Title	483.5	483.5	471.5	471.5
RFIG Run-off	1,757.9	1,740.8	1,806.8	1,774.2
Life and accident	25.1	20.2	19.8	16.8
Total claim and loss adjustment expense reserves	$9,498.0	$6,642.2	$9,433.5	$6,596.8
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$152.1	$119.0	$159.7	$121.3
% of total general insurance reserves	2.1%	2.7%	2.2%	2.8%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Quarters Ended March 31,
	2014	2013
Net reserve increase (decrease):
General Insurance	$63.5	$40.5
Title Insurance	11.9	18.5
RFIG Run-off	(33.4)	(15.6)
Other	3.3	1.2
Total	$45.3	$44.6

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	March 31,	December 31,
	2014	2013
General Insurance	$2,140.5	$2,118.4
Title Insurance	421.9	407.1
RFIG Run-off	135.3	121.3
Other	4.3	4.0
Total	$2,702.2	$2,651.0

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

	March 31,	March 31,	December 31,	December 31,
	2014	2013	2013	2012
Estimated reduction in beginning reserve	$115.2	$174.9	$174.9	$313.2
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	17.9	21.1	80.5	111.7
Prior year	1.3	32.0	71.9	12.2
Sub-total	19.3	53.2	152.5	124.0
Estimated rescission reduction in settled claims	(29.5)	(61.2)	(212.2)	(262.3)
Estimated reduction in ending reserve	$105.0	$166.9	$115.2	$174.9

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

Incurred Loss Experience

Management believes that the Company's overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and, accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management's opinion, however, such potential development is not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2013 Annual Report on Form 10-K under Item 1A - Risk Factors.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2011	69.2%	7.8%	230.5%	68.3%
2012	73.0	7.2	221.8	61.9
2013	73.6	6.7	68.8	45.8
Quarters Ended March 31:
2013	71.9	6.9	126.4	50.1
2014	72.7%	6.1%	70.7%	49.4%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows :

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2011	69.2%	71.9%	72.3%	39.2%	70.4%	64.6%	62.8%
2012	73.0	75.3	78.6	29.6	71.6	63.8	65.6
2013	73.6	76.1	79.6	21.4	59.6	78.5	67.8
Quarters Ended
March 31:
2013	71.9	79.0	77.0	38.3	62.0	63.9	66.7
2014	72.7%	75.0%	80.9%	35.6%	59.6%	74.8%	66.7%

The overall general insurance claims ratio shows a gradually increasing trend for the past three years. Claims ratios for the periods presented were affected by higher loss costs as workers' compensation and general liability losses continued to experience greater-than-expected severity.

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

Unfavorable developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, typically workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.7 years (gross) and 7.0 years (net of reinsurance) as of March 31, 2014 and 5.5 years (gross) and 7.8 years (net of reinsurance) as of December 31, 2013. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2013.

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

The RFIG Run-off mortgage guaranty claim ratios for the periods presented were affected mostly by varying mortgage guaranty claim payment trends and reserve provisions as well as captive and pool transactions. Claim costs for the first quarter 2014 and all of 2013 were lower period-over-period for the reasons discussed elsewhere within this report. 2012 and prior years' reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and high unemployment. Trends in expected and actual claim frequency and severity have been affected to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, increases in housing supply relative to demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2011	$48,254	$54,956	14.89%	21.90%	$279.5
2012	46,376	53,221	14.70	21.57	262.3
2013	44,678	46,395	13.09	18.73	212.2
Quarters Ended March 31:
2013	44,863	48,502	13.76	20.70	61.2
2014	$45,370	$44,206	12.04%	18.42%	$29.5
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	VA
As of December 31:
2011	8.4%	32.2%	15.4%	20.6%	17.1%	12.2%	12.1%	15.4%	23.5%	11.5%
2012	7.9	31.6	13.7	20.8	14.1	11.2	13.9	15.6	26.6	10.8
2013	8.0	25.9	11.2	16.6	9.6	10.3	14.1	14.3	26.3	9.2
As of March 31:
2013	7.1	30.1	12.5	19.2	12.7	10.4	13.3	14.2	25.8	9.9
2014	7.3%	24.2%	9.9%	15.1%	9.1%	9.3%	13.4%	13.0%	25.6%	8.6%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2011	14.1%	34.0%	19.5%	26.3%	21.8%	19.7%	20.1%	19.1%	28.2%	23.0%
2012	13.7	34.2	17.9	27.2	17.6	15.3	21.4	19.5	32.5	25.5
2013	12.6	28.8	14.2	21.4	13.2	12.9	19.9	16.8	31.1	23.8
As of March 31:
2013	13.8	32.5	15.4	25.8	16.2	14.8	19.8	18.9	32.2	25.4
2014	11.8%	27.5%	14.2%	20.4%	13.6%	11.3%	19.0%	15.6%	32.2%	26.2%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	NY
As of December 31:
2011	8.8%	31.6%	15.4%	20.5%	18.1%	11.7%	12.7%	15.7%	24.0%	19.0%
2012	8.4	31.3	13.8	21.3	15.2	11.1	14.5	16.0	27.4	23.0
2013	8.4	26.4	11.5	17.0	10.7	10.8	14.6	14.6	27.1	22.8
As of March 31:
2013	7.6	29.8	12.5	19.7	13.8	10.4	13.8	14.7	26.7	23.0
2014	7.7%	24.8%	10.3%	15.5%	10.5%	9.8%	13.9%	13.3%	26.6%	23.0%
__________

(b)	As determined by risk in force as of March 31, 2014, these 10 states represent approximately 50.7%, 59.1%, and 51.0%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2011	$111.8	191.7%	$102.9	176.5%	4.4%	$166.1
2012	73.8	173.9	112.8	265.7	3.9	98.1
2013	48.5	162.9	44.5	149.4	2.6	54.4
Quarters Ended
March 31:
2013	14.3	182.3	15.1	192.6	3.8	17.4
2014	$8.0	117.0%	$23.4	343.0%	2.5%	$8.5
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

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2013 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2011	25.2%	91.2%	22.1%	47.5%
2012	25.7	89.6	10.4	48.5
2013	23.7	88.0	8.1	49.2
Quarters Ended March 31:
2013	24.5	89.5	7.1	49.1
2014	23.5%	94.0%	12.1%	47.7%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The general insurance expense ratio for 2012 was impacted by a charge related to previously deferred acquisition costs stemming from new accounting guidance issued by the FASB. The title insurance expense ratio for the current period increased as operating expenses were down by a somewhat lower percentage than the corresponding reduction in revenues. The 2011 RFIG Run-off expense ratio reflects an accrual of employment severance and similar costs, and the elimination of previously deferred acquisition costs. The lower 2012 and 2013 operating expense ratios reflect ongoing cost control geared to a run-off operation. The rise during this year's first quarter is principally due to the greater expenses incurred for the now-terminated recapitalization initiative.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2011	94.4%	99.0%	252.6%	115.8%
2012	98.7	96.8	232.2	110.4
2013	97.3	94.7	76.9	95.0
Quarters Ended March 31:
2013	96.4	96.4	133.5	99.2
2014	96.2%	100.1%	82.8%	97.1%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were 34.5% and 33.5% in the first quarter of 2014 and 2013, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2013 Annual Report to the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

Old Republic's market risk exposures at March 31, 2014, have not materially changed from those identified in the Company's 2013 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2013 Annual report on Form 10-K.

Item 6 - Exhibits

(a) Exhibits

10 (a)	Amended and Restated Old Republic International Corporation 2006 Incentive Compensation Plan.

31.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Republic International Corporation
(Registrant)
Date:	May 7, 2014

/s/ Karl W. Mueller

Karl W. Mueller Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

10 (a)	Amended and Restated Old Republic International Corporation 2006 Incentive Compensation Plan.

31.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.