Form 10-Q
period 2014-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2014-08-01
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: June 30, 2014 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding June 30, 2014
Common Stock / $1 par value	260,827,571

There are 48 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2014

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 17

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	18 - 44

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	45

	CONTROLS AND PROCEDURES	45

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	46

	ITEM 1A - RISK FACTORS	46

	ITEM 6 - EXHIBITS	46

SIGNATURE		47

EXHIBIT INDEX		48

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	June 30,	December 31,
	2014	2013
Assets
Investments:
Available for sale:
Fixed maturity securities, at fair value (amortized cost: $8,051.3 and $8,477.3)	$8,424.5	$8,712.3
Equity securities, at fair value (cost: $1,146.0 and $632.0)	1,390.2	1,004.2
Short-term investments (at fair value which approximates cost)	1,290.1	1,124.8
Miscellaneous investments	22.0	21.6
Total available for sale	11,127.0	10,863.1
Trading equity portfolio at fair value (cost: $34.1 and $-)	33.8	—
Other investments	6.1	5.3
Total investments	11,166.9	10,868.5
Other Assets:
Cash	146.3	153.3
Securities and indebtedness of related parties	21.9	18.0
Accrued investment income	86.2	87.2
Accounts and notes receivable	1,380.0	1,190.5
Federal income tax recoverable: Current	77.7	114.7
Deferred	43.5	48.4
Prepaid federal income taxes	30.9	—
Reinsurance balances and funds held	160.6	189.2
Reinsurance recoverable: Paid losses	77.6	64.9
Policy and claim reserves	3,317.6	3,150.8
Deferred policy acquisition costs	215.8	192.6
Sundry assets	458.3	455.7
Total Other Assets	6,017.0	5,665.9
Total Assets	$17,183.9	$16,534.4
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,648.8	$9,433.5
Unearned premiums	1,686.8	1,487.8
Other policyholders' benefits and funds	202.6	207.8
Total policy liabilities and accruals	11,538.4	11,129.2
Commissions, expenses, fees, and taxes	347.8	409.8
Reinsurance balances and funds	561.8	441.9
Debt	566.2	569.2
Sundry liabilities	216.4	209.0
Commitments and contingent liabilities
Total Liabilities	13,230.8	12,759.4
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	260.8	260.4
Additional paid-in capital	677.5	673.9
Retained earnings	2,651.8	2,485.3
Accumulated other comprehensive income	383.3	378.2
Unallocated ESSOP shares (at cost)	(20.3)	(23.0)
Total Common Shareholders' Equity	3,953.1	3,775.0
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$17,183.9	$16,534.4
________

(1)
At June 30, 2014 and December 31, 2013, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 260,827,571 and 260,462,217 were issued as of June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Net premiums earned	$1,075.4	$1,100.0	$2,132.6	$2,160.2
Title, escrow, and other fees	97.2	122.2	172.6	227.6
Total premiums and fees	1,172.6	1,222.2	2,305.3	2,387.9
Net investment income	85.4	78.8	168.2	158.2
Other income	25.8	23.2	49.6	43.6
Total operating revenues	1,283.9	1,324.3	2,523.3	2,589.8
Realized investment gains (losses):
From sales and fair value adjustments	49.9	137.1	241.2	141.7
From impairments	—	—	—	—
Total realized investment gains (losses)	49.9	137.1	241.2	141.7
Total revenues	1,333.9	1,461.5	2,764.5	2,731.5

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	651.7	521.7	1,207.8	1,100.5
Dividends to policyholders	3.4	3.5	7.4	8.4
Underwriting, acquisition, and other expenses	573.5	634.2	1,141.3	1,230.2
Interest and other charges	5.5	5.6	11.2	11.4
Total expenses	1,234.2	1,165.2	2,367.8	2,350.6
Income before income taxes (credits)	99.6	296.3	396.6	380.8

Income Taxes (Credits):
Current	31.7	29.9	137.7	29.1
Deferred	1.8	72.3	(1.6)	101.4
Total	33.5	102.3	136.0	130.6

Net Income	$66.1	$193.9	$260.5	$250.2

Net Income Per Share:
Basic	$.26	$.76	$1.01	$.97
Diluted	$.24	$.67	$.91	$.88

Average shares outstanding: Basic	258,379,076	256,749,748	258,282,459	256,636,082
Diluted	295,051,774	292,842,386	294,902,279	292,548,180

Dividends Per Common Share:
Cash	$.1825	$.1800	$.3650	$.3600

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income As Reported	$66.1	$193.9	$260.5	$250.2

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	145.0	(230.4)	251.4	(121.3)
Amounts reclassified as realized investment
gains in the statements of income	(49.9)	(137.1)	(241.2)	(141.7)
Pretax unrealized gains (losses) on securities	95.1	(367.6)	10.1	(263.0)
Deferred income taxes (credits)	33.2	(128.4)	3.4	(91.8)
Net unrealized gains (losses) on securities, net of tax	61.8	(239.2)	6.7	(171.2)
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	—	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	(.4)	2.9	(.9)	5.8
Net adjustment related to defined benefit
pension plans	(.4)	2.9	(.9)	5.8
Deferred income taxes (credits)	(.1)	1.0	(.3)	2.0
Net adjustment related to defined benefit pension
plans, net of tax	(.3)	1.8	(.6)	3.7
Foreign currency translation and other adjustments	2.2	(4.4)	(1.0)	(7.6)
Net adjustments	63.7	(241.7)	5.0	(175.1)
Comprehensive Income (Loss)	$129.9	$(47.8)	$265.6	$75.0

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$260.5	$250.2
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(23.0)	(10.1)
Premiums and other receivables	(189.5)	(75.7)
Unpaid claims and related items	147.4	35.5
Unearned premiums and other policyholders' liabilities	95.1	57.1
Income taxes	35.1	116.6
Prepaid federal income taxes	(30.9)	—
Reinsurance balances and funds	135.7	40.3
Realized investment (gains) losses	(241.2)	(141.7)
Accounts payable, accrued expenses and other	(16.8)	6.0
Total	172.3	278.3

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	408.3	562.6
Sales	699.0	48.9
Sales of:
Equity securities	420.2	161.3
Other - net	7.3	23.3
Purchases of:
Fixed maturity securities	(679.3)	(973.4)
Equity securities	(748.8)	(148.4)
Other - net	(23.7)	(19.6)
Net decrease (increase) in short-term investments	(165.3)	172.0
Other - net	(2.8)	(.4)
Total	(85.1)	(173.5)

Cash flows from financing activities:
Issuance of common shares	4.2	3.8
Redemption of debentures and notes	(3.0)	(2.8)
Dividends on common shares	(94.1)	(92.2)
Other - net	(1.3)	(1.9)
Total	(94.2)	(93.2)

Increase (decrease) in cash	(6.9)	11.4
Cash, beginning of period	153.3	101.2
Cash, end of period	$146.3	$112.7

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$10.5	$10.6
Income taxes	$101.0	$14.4

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

2. Common Share Data:

Earnings Per Share - Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares actually outstanding for the quarterly and year-to-date periods. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. The following table provides a reconciliation of net income and the number of shares used in basic and diluted earnings per share calculations.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income	$66.1	$193.9	$260.5	$250.2
Numerator for basic earnings per share -
income available to common stockholders	66.1	193.9	260.5	250.2
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.6	3.6	7.3	7.3
Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversion of convertible notes	$69.7	$197.6	$267.8	$257.5

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	258,379,076	256,749,748	258,282,459	256,636,082
Effect of dilutive securities - stock based
compensation awards	1,166,953	642,388	1,121,857	468,254
Effect of dilutive securities - convertible senior notes	35,505,745	35,450,250	35,497,963	35,443,844
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	295,051,774	292,842,386	294,902,279	292,548,180
Earnings per share: Basic	$.26	$.76	$1.01	$.97
Diluted	$.24	$.67	$.91	$.88

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	6,367,646	8,360,609	6,367,646	10,043,722
Convertible senior notes	—	—	—	—
Total	6,367,646	8,360,609	6,367,646	10,043,722
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of June 30, 2014 and December 31, 2013, substantially all the Company's invested assets were classified as "available for sale."

Fixed maturity securities and other preferred and common stocks (equity securities) classified as "available for sale" are reported at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity. Equity securities classified as "trading" are also recorded at fair value, however, changes in the fair value of these securities are recognized in earnings as a component of realized investment gains (losses). Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from independent pricing services as applicable.

The Company reviews the status and fair value changes of each of its available for sale investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarters and six months ended June 30, 2014 and 2013.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
June 30, 2014:
U.S. & Canadian Governments	$1,106.4	$37.7	$2.8	$1,141.3
Tax-exempt	96.3	2.2	.2	98.3
Corporate	6,848.5	348.0	11.7	7,184.8
	$8,051.3	$387.9	$14.7	$8,424.5
December 31, 2013:
U.S. & Canadian Governments	$1,133.0	$36.7	$8.7	$1,161.1
Tax-exempt	168.1	3.7	.5	171.3
Corporate	7,176.0	268.1	64.3	7,379.8
	$8,477.3	$308.7	$73.6	$8,712.3

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at June 30, 2014:
Due in one year or less	$637.6	$645.6
Due after one year through five years	3,617.1	3,841.5
Due after five years through ten years	3,611.6	3,739.8
Due after ten years	184.9	197.4
	$8,051.3	$8,424.5

A summary of the Company's available for sale equity securities follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
June 30, 2014	$1,146.0	$245.5	$1.3	$1,390.2
December 31, 2013	$632.0	$372.7	$.5	$1,004.2

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014:
Available for Sale:
Fixed Maturity Securities:
U.S. & Canadian Governments	$59.0	$1.1	$80.3	$1.6	$139.3	$2.8
Tax-exempt	5.1	—	4.1	.1	9.2	.2
Corporate	404.5	4.8	280.0	6.9	684.5	11.7
Subtotal	468.7	6.0	364.5	8.7	833.2	14.7
Equity Securities	46.2	1.3	—	—	46.2	1.3
Total	$515.0	$7.4	$364.5	$8.7	$879.5	$16.1

December 31, 2013:
Available for Sale:
Fixed Maturity Securities:
U.S. & Canadian Governments	$301.7	$8.7	$—	$—	$301.7	$8.7
Tax-exempt	10.0	.5	—	—	10.0	.5
Corporate	2,312.2	60.2	47.7	4.1	2,360.0	64.3
Subtotal	2,624.0	69.4	47.7	4.1	2,671.8	73.6
Equity Securities	31.0	.5	—	—	31.0	.5
Total	$2,655.0	$70.0	$47.7	$4.1	$2,702.8	$74.2

At June 30, 2014, the Company held 187 fixed maturity and 5 equity securities in an unrealized loss position, representing 10.9% as to fixed maturities and 5.3% as to equity securities of the total number of such issues it held. At December 31, 2013, the Company held 558 fixed maturity and 5 equity securities in an unrealized loss position, representing 30.8% as to fixed maturities and 7.2% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 71 and 10 fixed maturity securities and no equity securities, had been in a continuous unrealized loss position for more than 12 months as of June 30, 2014 and December 31, 2013, respectively. The unrealized losses on these securities are primarily attributable to an increase in the interest rate environment. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of June 30, 2014 and December 31, 2013.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

	Fair Value Measurements
As of June 30, 2014:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$464.5	$676.8	$—	$1,141.3
Tax-exempt	—	98.3	—	98.3
Corporate	—	7,174.3	10.5	7,184.8
Equity securities	1,389.4	—	.8	1,390.2
Short-term investments	1,286.2	—	3.8	1,290.1
Trading equity portfolio	$33.8	$—	$—	$33.8

As of December 31, 2013:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$478.9	$682.2	$—	$1,161.1
Tax-exempt	—	171.3	—	171.3
Corporate	—	7,369.3	10.5	7,379.8
Equity securities	1,003.4	—	.7	1,004.2
Short-term investments	$1,120.5	$—	$4.2	$1,124.8

There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2014.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales, write-downs of securities, or changes in the fair value of trading securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses on available for sale securities, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At June 30, 2014, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Investment income from:
Fixed maturity securities	$74.2	$74.7	$149.7	$150.5
Equity securities	11.1	4.6	18.5	8.3
Short-term investments	.2	.2	.4	.6
Other sources	.8	.5	1.3	1.4
Gross investment income	86.3	80.2	170.1	160.9
Investment expenses (a)	.9	1.3	1.8	2.6
Net investment income	$85.4	$78.8	$168.2	$158.2

Realized gains (losses) on:
Fixed maturity securities:
Gains	$8.7	$2.9	$21.2	$3.9
Losses	(.1)	—	(.1)	(.1)
Net	8.6	2.9	21.1	3.8

Equity securities & other long-term investments:
Equity securities:
Available for sale	39.2	134.1	219.0	134.1
Trading securities:
Sales	.4	—	.4	—
Changes in fair value	(.2)	—	(.2)	—
Other long-term investments	1.7	—	.8	3.7
Total	49.9	137.1	241.2	141.7
Income taxes (credits)	17.4	48.0	84.4	49.5
Net realized gains (losses)	$32.4	$89.1	$156.8	$92.1

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$74.5	$(238.3)	$138.1	$(264.8)
Less: Deferred income taxes (credits)	26.0	(83.1)	48.2	(92.4)
	48.4	(155.1)	89.9	(172.4)

Equity securities & other long-term investments	20.6	(129.3)	(127.9)	1.8
Less: Deferred income taxes (credits)	7.2	(45.2)	(44.7)	.6
	13.4	(84.0)	(83.1)	1.1
Net changes in unrealized investment gains (losses)	$61.8	$(239.2)	$6.7	$(171.2)
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.1 and $.5 for the quarters ended June 30, 2014 and 2013, and $.2 and $1.0 for the six months ended June 30, 2014 and 2013 respectively.

4. Pension Plans:

Prior to December 31, 2013, the Company had two separate pension plans covering a portion of its work force. The plans were the Old Republic International Salaried Employees Retirement Plan (the Old Republic Plan) and the PMA Capital Corporation Pension Plan (the PMA Plan). Effective December 31, 2013, the PMA Plan was merged into the Old Republic Plan. The PMA plan was frozen as of December 31, 2005. The benefit levels in the Old Republic Plan were similarly frozen as of December 31, 2013. Under the terms of the freeze, the plans remain closed to new participants and eligible employees retain all of the vested rights as of the effective date of the freeze, but additional benefits do not accrue thereafter. Plan assets are comprised principally of bonds, common stocks and short-term investments. Cash contributions of $3.8 and $4.2 were made to the pension plan in the second quarter and first half of 2014, respectively, and additional cash contributions of $10.3 are expected to be made in the remaining portion of calendar year 2014.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
General Insurance:
Including CCI run-off business:
Net premiums earned	$679.7	$621.4	$1,343.0	$1,229.4
Net investment income and other income	95.0	83.8	184.1	165.5
Total revenues before realized gains or losses	$774.8	$705.2	$1,527.1	$1,395.0
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$(11.7)	$63.0	$52.9	$131.9
Income tax expense (credits) on above	$(5.4)	$20.3	$15.7	$43.1

All CCI run-off business:
Net premiums earned	$7.8	$7.1	$14.7	$15.0
Net investment income and other income	.1	—	.2	.1
Total revenues before realized gains or losses	$8.0	$7.2	$14.9	$15.1
Income (loss) before taxes (credits) and
realized investment gains or losses	$(71.4)	$—	$(88.7)	$(7.2)
Income tax expense (credits) on above	$(25.0)	$—	$(31.0)	$(2.5)

Total excluding all CCI run-off business:
Net premiums earned	$671.8	$614.2	$1,328.3	$1,214.4
Net investment income and other income	94.9	83.7	183.8	165.4
Total revenues before realized gains or losses	$766.8	$697.9	$1,512.1	$1,379.8
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$59.7	$63.1	$141.6	$139.2
Income tax expense (credits) on above	$19.5	$20.4	$46.7	$45.7

Title Insurance:
Net premiums earned	$323.8	$393.1	$642.2	$748.3
Title, escrow and other fees	97.2	122.2	172.6	227.6
Sub-total	421.0	515.4	814.9	975.9
Net investment income and other income	8.1	7.2	16.1	14.4
Total revenues before realized gains or losses	$429.2	$522.6	$831.0	$990.3
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$26.0	$40.4	$30.8	$61.9
Income tax expense (credits) on above	$9.3	$14.6	$11.3	$22.2

RFIG Run-off Business:
Excluding CCI run-off business:
Net premiums earned	$57.0	$71.6	$115.8	$151.6
Net investment income and other income	6.0	9.3	14.2	18.4
Total revenues before realized gains or losses	$63.1	$81.0	$130.1	$170.0
Income (loss) before taxes (credits) and
realized investment gains or losses	$37.1	$55.5	$74.0	$42.4
Income tax expense (credits) on above	$13.0	$19.4	$25.9	$14.8

All CCI run-off business:
Net premiums earned	$7.8	$7.1	$14.7	$15.0
Net investment income and other income	.1	—	.2	.1
Total revenues before realized gains or losses	$8.0	$7.2	$14.9	$15.1
Income (loss) before taxes (credits) and
realized investment gains or losses	$(71.4)	$—	$(88.7)	$(7.2)
Income tax expense (credits) on above	$(25.0)	$—	$(31.0)	$(2.5)

Total RFIG run-off MI and CCI business:
Net premiums earned	$64.8	$78.8	$130.5	$166.6
Net investment income and other income	6.2	9.4	14.5	18.6
Total revenues before realized gains or losses	$71.1	$88.3	$145.1	$185.2
Income (loss) before taxes (credits) and
realized investment gains or losses	$(34.2)	$55.4	$(14.6)	$35.1
Income tax expense (credits) on above	$(11.9)	$19.3	$(5.1)	$12.3

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Consolidated Revenues:
Total revenues of above Company segments	$1,267.2	$1,308.9	$2,488.3	$2,555.5
Other sources (b)	32.0	29.6	65.5	63.2
Consolidated net realized investment gains (losses)	49.9	137.1	241.2	141.7
Consolidation elimination adjustments	(15.2)	(14.2)	(30.5)	(28.9)
Consolidated revenues	$1,333.9	$1,461.5	$2,764.5	$2,731.5

Consolidated Income Before Taxes (Credits):
Total income before income taxes (credits)
and realized investment gains or losses of
above Company segments	$51.4	$158.9	$157.7	$236.3
Other sources - net (b)	(1.7)	.1	(2.3)	2.8
Consolidated net realized investment gains (losses)	49.9	137.1	241.2	141.7
Consolidated income before income
taxes (credits)	$99.6	$296.3	$396.6	$380.8

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$16.9	$54.3	$53.0	$80.3
Other sources - net (b)	(.8)	—	(1.3)	.7
Income tax expense (credits) on consolidated
net realized investment gains (losses)	17.4	48.0	84.4	49.5
Consolidated income tax expense (credits)	$33.5	$102.3	$136.0	$130.6

	June 30,	December 31,
	2014	2013
Consolidated Assets:
General Insurance	$13,952.5	$13,276.6
Title Insurance	1,178.3	1,185.5
RFIG Run-off Business	1,916.4	1,822.3
Total assets for the above company segments	17,047.3	16,284.5
Other assets (b)	589.8	549.8
Consolidation elimination adjustments	(453.1)	(299.9)
Consolidated assets	$17,183.9	$16,534.4
__________

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $8.1 and $16.3 compared to $7.1 and $14.2 for the quarter and six months ended June 30, 2014 and 2013, respectively, and Title - $1.9 for both quarters ended June 30, 2014 and 2013 and $3.9 for both six month periods ended June 30, 2014 and 2013.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and accident insurance operation.

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted Republic Mortgage Insurance Company's ("RMIC") statutory capital base and forced it to discontinue writing new business. The insurance laws of 16 jurisdictions, including RMIC's and its affiliate company, Republic Mortgage Insurance Company of North Carolina's ("RMICNC") domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a "minimum policyholder position" ("MPP") of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its sister company, RMICNC, discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. They were placed under the North Carolina Department of Insurance's ("NCDOI") administrative supervision the following year and ordered to defer the payment of 50% of all settled claims. The rate of deferred payment obligations ("DPOs") was subsequently reduced to 40% later that year by the NCDOI.

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and RMICNC. Under the Amended Plan, RMIC and RMICNC will pay 100% of their DPOs accrued as of June 30, 2014 and will settle all subsequent valid claims entirely in cash, without establishing any DPOs. In anticipation of receiving this Final Order, ORI contributed $125.0 in cash and securities to RMIC in June 2014. Both subsidiaries will remain under the supervision of the NCDOI as they continue to operate in run-off mode. The approval of the Amended Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Amended Plan in the future as circumstances may warrant.

In mid-July 2014, in furtherance of the Final Order, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657 relating to fully settled claims charged to periods extending between January 1, 2012 and June 30, 2014. These aggregate payments are reflected as reserves for losses and loss expenses in the accompanying financial statements, rather than general liabilities as of June 30, 2014 as reflected in regulatory financial statements at that date. The funds required for payment of such DPO liabilities are reflected as short-term investments in the June 30, 2014 balance sheet.

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

On December 19, 2008, Old Republic Insurance Company and Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware ("BNYM") in the Circuit Court, Cook County, Illinois (Old Republic Insurance Company, et al. v. Countrywide Bank FSB, et al.) seeking rescission of various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account, a declaratory judgment and money damages based upon systemic material misrepresentations and fraud by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications. Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies, as well as unspecified compensatory and punitive damages. The Court ruled that Countrywide does not have standing to counterclaim with respect to the policies insuring the securitized loans because those policies were issued to BNYM. In response, Countrywide and BNYM jointly filed a motion asking the Court to allow an amended counterclaim in which BNYM would raise substantially similar allegations as those raised by Countrywide and make substantially similar requests but with respect to the policies issued to BNYM. The Court dismissed their motion, with leave to re-plead the counterclaim. BNYM's subsequent attempt to re-plead was granted by the Court.

On November 3, 2010, Bank of America, N.A. ("B of A") filed suit against Old Republic Insurance Company ("ORIC") in the U.S. District Court for the Western District of North Carolina (Bank of America, N.A. v. Old Republic Insurance Company) alleging breach of contract, breach of the duty of good faith and fair dealing and bad faith with respect to ORIC's handling of certain claims under a policy of credit indemnity insurance issued to B of A. The policy is not related to those issued to Countrywide, which are the subject of the above-noted separate litigation. The B of A suit seeks a declaratory judgment with respect to the interpretation of certain policy terms, B of A's compliance with certain terms and conditions of the policy, and the propriety of certain positions and procedures taken by ORIC in response to claims filed by B of A. The suit also seeks unspecified money damages, pre and post judgment interest and punitive damages. On January 23, 2012, ORIC filed a counterclaim seeking damages based on B of A's alleged interference with ORIC's subrogation rights. Effective July 1, 2014, the parties entered a confidential settlement agreement. Upon completion of conditions subsequently set out in that agreement, the parties filed a stipulation of voluntary dismissal with prejudice of their respective claims in the lawsuit on July 29, 2014.

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

On May 16, 2013, Bank of America, N.A. ("B of A") filed a demand for arbitration with the American Arbitration Association against both Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together, "RMIC") under the arbitration provisions of the RMIC Master Policy of mortgage guaranty insurance issued to B of A. The demand relates to RMIC's denials of certain claims and rescissions of coverage as to other claims. B of A alleges RMIC's actions were in breach of contract, in breach of RMIC's duty of good faith and fair dealing and in bad faith. The allegations are substantially similar to those raised by B of A's affiliates, Countrywide Financial Corporation and Countrywide Home Loans, Inc. in their arbitration demand against RMIC. B of A is a plaintiff in that proceeding as well, in its capacity as successor in interest to Countrywide Bank, N.A. B of A's demand requests a declaratory judgment with respect to the interpretation of certain policy provisions, B of A's compliance with certain terms and conditions of the policy, and the propriety of certain coverage positions and claims administration procedures of RMIC. The demand also seeks unspecified money damages, punitive, compensatory and consequential damages, interest, attorneys' fees and costs. The arbitration is proceeding.

Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. The Company and its subsidiaries have defended and intend to continue defending vigorously against each of the aforementioned actions. The Company does not believe it probable that any of these actions will have a material adverse effect on its consolidated financial position, results of operations, or cash flows, though there can be no assurance in those regards. The Company has made an estimate of its potential liability under certain of these lawsuits, the counterclaim, and the arbitration, all of which seek unquantified damages, attorneys' fees, and expenses. Because of the uncertainty of the ultimate outcomes of the aforementioned disputes, additional costs may arise in future periods beyond the Company's current reserves. It is also unclear what effect, if any, the run-off operations of RMIC and its limited capital will have in the actions against it.

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$690.2	$550.0	$684.1
ESSOP debt with an average yield of 3.66%
and 3.69%, respectively	15.0	15.0	18.0	18.0
Other miscellaneous debt	1.1	1.1	1.2	1.2
Total debt	$566.2	$706.4	$569.2	$703.4

The Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes in early March, 2011. The notes bear interest at a rate of 3.75% per year, mature on March 15, 2018, and are convertible at any time prior to maturity by the holder into 64.3407 shares (subject to periodic adjustment under certain circumstances) of common stock per one thousand dollar note.

The Company's 3.75% Convertible Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC is expected to be increasingly less significant after payment of the DPO balance and as its run-off book extinguishes itself. While Old Republic believes that it will have access to the capital markets or otherwise mitigate an event of default under the Notes, there is no assurance that it would be able to do so under stressful capital market conditions.

At June 30, 2014, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. In the circumstances, the NCDOI could at a later date assume control of RMIC and thus possibly create an event of default for ORI if RMIC were still deemed to be a significant subsidiary at that time. At June 30, 2014, RMIC was statutorily solvent and in management's opinion such regulatory assumption of control does not appear to be imminent.

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
June 30, 2014	$566.2	$706.4	$—	$690.2	$16.2
December 31, 2013	$569.2	$703.4	$—	$684.1	$19.2

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANAYLSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2014 and 2013
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for 1.3% of consolidated operating revenues for the six months ended June 30, 2014 and 1.3% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

Pretax operating income reflected basically stable earnings in General Insurance and continued profitability in the run-off mortgage guaranty (“MI”) line. Significantly higher case settlement and protracted litigation costs in the consumer credit indemnity (“CCI”) portion of the run-off business, however, negated fully the MI profit contribution. While Title Insurance operations were reasonably profitable, transitory weaknesses in real estate and mortgage markets halted the fast paced earnings progress of the past three years. Consolidated net income for both 2014 periods was enhanced by the realization of substantial gains from sales of investment securities.

The major components of consolidated results and related data are summarized in the following table:

Financial Highlights
	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues:
General insurance	$766.8	$697.9	$1,512.1	$1,379.8
Title insurance	429.2	522.6	831.0	990.3
Corporate and other	16.7	15.4	34.9	34.2
Subtotal	1,212.8	1,236.0	2,378.2	2,404.5
RFIG run-off business	71.1	88.3	145.1	185.2
Total	$1,283.9	$1,324.3	$2,523.3	$2,589.8
Pretax operating income (loss):
General insurance	$59.7	$63.1	$141.6	$139.2
Title insurance	26.0	40.4	30.8	61.9
Corporate and other	(1.7)	0.1	(2.3)	2.8
Subtotal	83.9	103.7	170.1	203.9
RFIG run-off business	(34.2)	55.4	(14.6)	35.1
Total	49.7	159.1	155.4	239.1
Realized investment gains (losses):
From sales and fair value adjustments	49.9	137.1	241.2	141.7
From impairments	—	—	—	—
Net realized investment gains (losses)	49.9	137.1	241.2	141.7
Consolidated pretax income (loss)	99.6	296.3	396.6	380.8
Income taxes (credits)	33.5	102.3	136.0	130.6
Net income (loss)	$66.1	$193.9	$260.5	$250.2
Components of diluted earnings per share:
Net operating income (loss):
General insurance	$0.14	$0.15	$0.32	$0.32
Title insurance	0.06	0.09	0.07	0.14
Corporate and other	0.01	0.01	0.02	0.03
Subtotal	0.21	0.25	0.41	0.49
RFIG run-off business	(0.08)	0.12	(0.03)	0.08
Total	0.13	0.37	0.38	0.57
Net realized investment gains (losses)	0.11	0.30	0.53	0.31
Net income (loss)	$0.24	$0.67	$0.91	$0.88
Cash dividends paid per share	$0.1825	$0.1800	$0.3650	$0.3600
Ending book value per share			$15.29	$13.95

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

General Insurance Results - The table below shows the major components of general insurance profitability.

	General Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
A. Prior to reclassification/Including CCI run-off business:
Net premiums earned	$679.7	$621.4	9.4%	$1,343.0	$1,229.4	9.2%
Net investment income	69.9	61.6	13.6	136.1	123.9	9.8
Benefits and claim costs	597.8	462.7	29.2	1,098.7	909.3	20.8
Pretax operating income (loss)	$(11.7)	$63.0	(118.6)%	$52.9	$131.9	(59.9)%

Claim ratio	87.9%	74.5%	81.8%	74.0%
Expense ratio	22.8	24.1	23.1	24.1
Composite ratio	110.7%	98.6%	104.9%	98.1%

B. All CCI run-off business reclassification(*):
Net premiums earned	$7.8	$7.1	9.6%	$14.7	$15.0	(2.0)%
Net investment income	0.1	—	53.4%	0.2	0.1	67.9%
Benefits and claim costs	78.8	6.6	N/M	120.3	21.7	N/M
Pretax operating income (loss)	$(71.4)	$—	N/M	$(88.7)	$(7.2)	N/M

Claim ratio	N/M	93.0%	N/M	145.0%
Expense ratio	7.7%	9.4	9.1%	4.4
Composite ratio	N/M	102.4%	N/M	149.4%

C. After reclassification/Total Excluding all CCI run-off business:
Net premiums earned	$671.8	$614.2	9.4%	$1,328.3	$1,214.4	9.4%
Net investment income	69.8	61.5	13.5	135.8	123.7	9.8
Benefits and claim costs	518.9	456.1	13.8	996.3	887.5	12.3
Pretax operating income (loss)	$59.7	$63.1	(5.3)%	$141.6	$139.2	1.8%

Claim ratio	77.2%	74.3%	75.0%	73.1%
Expense ratio	23.0	24.2	23.2	24.3
Composite ratio	100.2%	98.5%	98.2%	97.4%
__________________

(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $(70.8) and $(87.3) of pretax operating income (losses) for the second quarter and first half of 2014, and $.6 and $(6.4) of pretax operating income (losses) for the second quarter and first half of 2013, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Consolidated general insurance operations, exclusive of the CCI run-off line, produced reasonably stable pretax operating income from combined underwriting/service and net investment income. Growth in net premiums earned was moderately higher than the 8.1% gain registered for all of 2013. The continuing benefits of rate improvements and new business production accounted for greater premium revenues in 2014.

Income from insurance underwriting and related services was lower for both the second quarter and year-to-date 2014 periods. Claim costs remained under upward pressure for both workers' compensation and general liability coverages while the expense ratio trended down slightly. Net investment income benefitted from a larger invested asset base and the higher yields obtained from a greater commitment to equity securities holdings.

Title Insurance Results - Earnings remained positive in Old Republic's title insurance business despite a fairly significant downturn in real estate and mortgage transactions during the past twelve months or so. The following table shows the basic operating trends evidencing these changed market dynamics.

	Title Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Net premiums and fees earned	$421.0	$515.4	(18.3)%	$814.9	$975.9	(16.5)%
Net investment income	7.4	6.3	16.7	14.5	12.9	12.8
Claim costs	25.4	35.2	(27.7)	49.2	66.7	(26.2)
Pretax operating income (loss)	$26.0	$40.4	(35.6)%	$30.8	$61.9	(50.3)%

Claim ratio	6.0%	6.8%	6.0%	6.8%
Expense ratio	89.0	86.2	91.4	87.7
Composite ratio	95.0%	93.0%	97.4%	94.5%

This year’s decline in title insurance premiums and fees mainly reflects a significant drop in refinance transactions since mid-year 2013. The impact of lower refinance activity was magnified by adverse winter weather conditions which likely deterred consumer spending, and by a rise in mortgage interest rates which reduced mortgage extensions. These unfavorable factors were partially offset by the Company’s continuing market share gains contributing to business production. Underwriting-wise the claim ratio was lower as claim frequency and severity continued to abate. The expense ratio rose as operating costs were down by a relatively lower percentage than the revenue reduction.

RFIG Run-off Business Results - The table below reflects RFIG’s comparative results before and after the combination of run-off MI and CCI coverages within the single run-off business segment instituted in 2012.

	RFIG Run-off Business
	Quarters Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
A. Prior to reclassification/Excluding CCI run-off business:
Net premiums earned	$57.0	$71.6	(20.5)%	$115.8	$151.6	(23.6)%
Net investment income	6.0	9.3	(35.0)	14.2	18.4	(22.7)
Claim costs	20.3	19.7	3.2	43.2	115.5	(62.5)
Pretax operating income (loss)	$37.1	$55.5	(33.0)%	$74.0	$42.4	74.3%

Claim ratio	35.7%	27.5%	37.4%	76.2%
Expense ratio	9.8	8.1	11.0	8.0
Composite ratio	45.5%	35.6%	48.4%	84.2%

B. CCI run-off business reclassification(*):
Net premiums earned	$7.8	$7.1	9.6%	$14.7	$15.0	(2.0)%
Net investment income	0.1	—	53.4%	0.2	0.1	67.9%
Benefits and claim costs	78.8	6.6	N/M	102.3	21.7	N/M
Pretax operating income (loss)	$(71.4)	$—	N/M	$(88.7)	$(7.2)	N/M

Claim ratio	N/M	93.0%	N/M	145.0%
Expense ratio	7.7%	9.4	9.1%	4.4
Composite ratio	N/M	102.4%	N/M	149.4%

C. After reclassification/Total RFIG run-off MI and CCI business:
Net premiums earned	$64.8	$78.8	(17.7)%	$130.5	$166.6	(21.7)%
Net investment income	6.2	9.4	(34.2)	14.5	18.6	(21.9)
Benefits and claim costs	99.2	26.4	N/M	145.6	137.2	6.1
Pretax operating income (loss)	$(34.2)	$55.4	(161.9)%	$(14.6)	$35.1	(141.7)%

Claim ratio	152.9%	33.5%	111.6%	82.4%
Expense ratio	9.5	8.3	10.8	7.7
Composite ratio	162.4%	41.8%	122.4%	90.1%
__________________

(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $(70.8) and $(87.3) of pretax operating income (losses) for the second quarter and first half of 2014, and $.6 and $(6.4) of pretax operating income (losses) for the second quarter and first half of 2013, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Consistent with a run-off operating mode, the MI and CCI lines posted further declines in quarterly earned premiums. Investment income dropped as well due to the pervasively low yield environment and a generally declining invested asset base over time. Downtrends in MI investment income were further accentuated as a greater proportion of investable assets were allocated to short-term fixed income securities. This higher liquidity was provided to fund the July 2014 processing of approximately $657 of payments for previously deferred claim settlement reserves being liquidated following a recent regulatory approval. These payments, which have no income statement effect, will reduce claim reserves in this year's third quarter and thus lessen balance sheet reserve leverage and the financial significance of the MI subsidiaries.

The resumed profitability of mortgage guaranty operations since last year’s second quarter is largely due to much reduced claim provisions and resulting costs. Key factors driving lower claim costs relate mostly to the higher rates at which previously reported defaults are cured or otherwise resolved without payment, as well as gradually improving trends in home prices, foreclosures, and real estate activity in general. Since year-end 2012, these factors have led to favorable developments of prior year-end claim reserves. For the second quarters of 2014 and 2013, favorable loss developments resulted in a lowering of claim ratios by 87.0 and 133.2 percentage points, respectively. For the first half of each year, the related loss ratio reductions amounted to 105.8 and 97.8 percentage points, respectively. The moderate increases in posted expense ratios for both 2014 periods reflect a continuing drop in earned premiums and charges taken relative to the MI subsidiaries’ attempted recapitalization efforts which were terminated earlier this year.

CCI results deteriorated significantly in 2014 as ongoing claim litigation costs burdened this portion of the RFIG run-off business. These costs rose materially in this year’s second quarter as greater net reserve provisions were made to cover the recent settlement of a litigated case and the additional costs of ongoing claim litigation with a major lending institution.

Corporate and Other Operations - The combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal services subsidiaries usually produce highly variable results. Earnings variations posted by these relatively minor elements of Old Republic's business stem from volatility inherent to the small scale of life and accident insurance operations, and net interest costs pertaining to external and intra-system financing arrangements. The interplay of these various operating elements is reflected in the following table:

	Corporate and Other Operations
	Quarters Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Life & accident premiums earned	$14.8	$13.7	7.9%	$31.5	$30.8	2.4%
Net investment income	1.9	1.4	27.8	3.2	2.9	13.2
Other income	—	0.2	(87.9)	—	0.5	(83.7)
Benefits and claim costs	11.5	7.6	51.7	23.9	17.3	38.0
Insurance expenses	6.4	7.0	(8.8)	14.1	14.7	(3.9)
Corporate, interest, and other expenses-net	0.5	0.5	(6.5)%	(0.7)	(0.5)	(26.1)
Pretax operating income (loss)	$(1.7)	$0.1	N/M	$(2.3)	$2.8	(184.1)%

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity account at the dates shown:

		Cash, Invested Assets, and Shareholders' Equity
					% Change
		June 30,	Dec. 31,	June 30,	June '14/	June '14/
		2014	2013	2013	Dec. '13	June '13
	Cash, invested assets, and accrued
investment income:	Fair value basis	$11,399.5	$11,109.1	$10,818.6	2.6%	5.4%
	Original cost basis	$10,784.3	$10,503.7	$10,221.1	2.7%	5.5%

Shareholders' equity:	Total	$3,953.1	$3,775.0	$3,584.5	4.7%	10.3%
	Per common share	$15.29	$14.64	$13.95	4.4%	9.6%

	Composition of shareholders' equity per share:
	Equity before items below	$13.81	$13.17	$12.76	4.9%	8.2%
	Unrealized investment gains (losses) and other
	accumulated comprehensive income (loss)	1.48	1.47	1.19
	Total	$15.29	$14.64	$13.95	4.4%	9.6%

	Segmented composition of
	shareholders' equity per share:
	Excluding run-off segment	$14.60	$14.69	$14.19	(0.6)%	2.9%
	RFIG run-off segment	0.69	(0.05)	(0.24)
	Total	$15.29	$14.64	$13.95	4.4%	9.6%

Cash flow from consolidated operating activities was $172.3 for this year's first six months compared with $278.3 for the same period in 2013. The 2014 period was most significantly affected by the timing and amount of estimated tax payments.

The consolidated investment portfolio reflects a current allocation of approximately 87 percent to fixed-maturity securities and short-term investments, and 13 percent to equities. As previously noted, exposure to equity securities has been emphasized during the last twelve months or so. Asset quality of the fixed maturity portfolio has remained at high levels.

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

	Shareholders' Equity Per Share
	Quarters Ended	Six Months Ended
	June 30,	June 30,
	2014	2014	2013
Beginning balance	$14.97	$14.64	$14.03
Changes in shareholders' equity:
Net operating income (loss)	0.13	0.40	0.61
Net realized investment gains (losses):
From sales and fair value adjustments	0.13	0.61	0.36
From impairments	—	—	—
Subtotal	0.13	0.61	0.36
Net unrealized investment gains (losses)	0.24	0.03	(0.67)
Total realized and unrealized investment gains (losses)	0.37	0.64	(0.31)
Cash dividends	(0.18)	(0.37)	(0.36)
Stock issuance, foreign exchange, and other transactions	—	(0.02)	(0.02)
Net change	0.32	0.65	(0.08)
Ending balance	$15.29	$15.29	$13.95

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

FINANCIAL POSITION

The Company's financial position at June 30, 2014 reflected increases in assets, liabilities, and common shareholders' equity of 3.9%, 3.7%, and 4.7%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 66.3% and 67.2% of consolidated assets as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the cash, accrued investment income, and invested asset base increased by 2.6% to $11,399.5.

Investments - During the first six months of 2014 and 2013, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding common shares. At both June 30, 2014 and 2013, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At June 30, 2014, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2014. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

Possible future declines in fair values for Old Republic's available for sale bond and stock portfolios would negatively affect the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and fair value changes of each of its available for sale investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered other-than-temporarily-impaired. In the event the Company's estimate of other-than-temporary impairments is insufficient at any point in time, future periods' net income (loss) would be affected adversely by the recognition of additional realized or impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses.

The following tables show certain information relating to the Company's available for sale fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	June 30,	December 31,
	2014	2013
Aaa	13.7%	13.9%
Aa	9.8	9.4
A	35.0	35.9
Baa	37.7	39.7
Total investment grade	96.2	98.9
All other (b)	3.8	1.1
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

June 30, 2014	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Industrial	$17.0		$.2
Consumer Non Durable	6.5		.1
Energy	16.4		.1
Municpal	.5		—
Other (includes 3 industry groups)	14.6		.1
Total	$55.1	(c)	$.7
__________

(c)	Represents .7% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

June 30, 2014	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$187.8		$3.5
U.S. Government & Agencies	136.6		2.8
Technology	61.2		1.0
Basic Industry	52.1		.9
Other (includes 16 industry groups)	354.9		5.5
Total	$792.8	(d)	$13.9
__________

(d)	Represents 9.8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

June 30, 2014	Cost		Gross Unrealized Losses
Available for Sale:
Equity Securities by Industry Concentration:
Consumer Non Durable	$30.9		$1.0
Industrial	9.5		.2
Insurance	7.2		—
Total	$47.6	(e)	$1.3	(f)
__________

(e)	Represents 4.2% of the total available for sale equity securities portfolio.

(f)	Represents .1% of the cost of the total available for sale equity securities portfolio, while gross unrealized gains represent 21.4% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
June 30, 2014	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	229.8	16.0	1.8	.2
Due after five years through ten years	607.5	36.8	12.3	.3
Due after ten years	10.5	2.2	.6	.1
Total	$848.0	$55.1	$14.7	$.7

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
June 30, 2014	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Available for Sale:
Fixed Maturity Securities:
One to six months	$.7	$—	$—	$.7
Seven to twelve months	5.2	—	—	5.2
More than twelve months	8.4	.3	—	8.7
Total	$14.4	$.3	$—	$14.7
Equity Securities:
One to six months	$1.3	$—	$—	$1.3
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	$1.3	$—	$—	$1.3

Number of Issues in Loss Position:
Available for Sale:
Fixed Maturity Securities:
One to six months	50	—	—	50
Seven to twelve months	66	—	—	66
More than twelve months	70	1	—	71
Total	186	1	—	187	(g)
Equity Securities:
One to six months	5	—	—	5
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	5	—	—	5	(g)
__________

(g)	At June 30, 2014 the number of issues in an unrealized loss position represent 10.9% as to fixed maturities, and 5.3% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such cost reflects the decline as of a specific point in time (June 30, 2014 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	June 30,	December 31,
	2014	2013
Maturity Ranges:
Due in one year or less	7.9%	9.3%
Due after one year through five years	44.9	46.7
Due after five years through ten years	44.9	41.8
Due after ten years through fifteen years	1.6	1.2
Due after fifteen years	.7	1.0
Total	100.0%	100.0%

Average Maturity in Years	5.0	4.8
Duration (h)	4.3	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.3 as of June 30, 2014 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.3%.

Composition of Unrealized Gains (Losses)

	June 30,	December 31,
	2014	2013
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$8,051.3	$8,477.3
Estimated fair value	8,424.5	8,712.3
Gross unrealized gains	387.9	308.7
Gross unrealized losses	(14.7)	(73.6)
Net unrealized gains (losses)	$373.2	$235.0

Equity Securities:
Original cost	$1,146.0	$632.0
Estimated fair value	1,390.2	1,004.2
Gross unrealized gains	245.5	372.7
Gross unrealized losses	(1.3)	(.5)
Net unrealized gains (losses)	$244.2	$372.1

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $427.2 in dividends from its subsidiaries in 2014 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At June 30, 2014, the Company's consolidated debt to equity ratio was 14.3%.

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

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and Republic Mortgage Insurance Company of North Carolina ("RMICNC"). Under the Amended Plan, RMIC and RMICNC will pay 100% of their DPOs accrued as of June 30, 2014 and will settle all subsequent valid claims entirely in cash, without establishing any DPOs. In anticipation of receiving this Final Order, ORI contributed $125.0 in cash and securities to RMIC in June 2014. Management believes the Final Order by the NCDOI to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC is expected to be increasingly less significant after payment of the DPO balance and as its run-off book of business extinguishes itself. The approval of the Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Plan in the future as circumstances may warrant.

At June 30, 2014, the Company had sufficient liquid resources available to redeem a substantial portion of the 3.75% Notes. In the circumstances, the NCDOI could at a later date assume control of RMIC and thus possibly create an event of default for ORI if RMIC were still deemed to be a significant subsidiary at that time. At June 30, 2014, RMIC was statutorily solvent and in management's opinion such regulatory assumption of control does not appear to be imminent.

Capitalization - Old Republic's total capitalization of $4,519.3 at June 30, 2014 consisted of debt of $566.2 and common shareholders' equity of $3,953.1. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended, changes in the fair value of invested assets, and dividend payments.

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

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. As noted in prior periods' reports, the Company's flagship mortgage guaranty insurance carrier had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a result, the Company's mortgage insurance subsidiaries discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. As noted elsewhere herein, RMIC and RMICNC have been operating pursuant to a Summary Order since January 19, 2012 and December 3, 2012, respectively.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 27% of 2014 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 73% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2011	$2,109.4	$1,362.4	$503.2	$74.9	$4,050.1	13.3%
2012	2,324.4	1,677.4	410.5	58.6	4,471.0	10.4
2013	2,513.7	1,996.1	316.5	59.3	4,885.6	9.3
Six Months Ended June 30:
2013	1,214.4	975.9	166.6	30.8	2,387.9	12.3
2014	1,328.3	814.9	130.5	31.5	2,305.3	(3.5)
Quarters Ended June 30:
2013	614.2	515.4	78.8	13.7	1,222.2	12.3
2014	$671.8	$421.0	$64.8	$14.8	$1,172.6	(4.1)%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2011	38.3%	33.6%	4.9%	7.8%	5.9%	9.5%
2012	39.7	33.0	4.2	7.6	6.2	9.3
2013	39.6	32.8	3.8	7.7	6.3	9.8
Six Months Ended June 30:
2013	39.6	33.1	3.8	7.9	6.0	9.6
2014	40.5	32.0	3.9	7.5	6.3	9.8
Quarters Ended June 30:
2013	38.8	33.4	3.7	7.8	5.7	10.6
2014	40.0%	32.1%	3.8%	7.5%	5.9%	10.7%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2011	32.6%	67.4%
2012	32.3	67.7
2013	27.9	72.1
Six Months Ended June 30:
2013	29.9	70.1
2014	27.3	72.7
Quarters Ended June 30:
2013	30.5	69.5
2014	29.8%	70.2%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2011	$468.1	$444.9	83.2%	85.3%
2012	387.3	368.0	80.7	85.3
2013	296.6	286.7	79.1	81.9
Six Months Ended June 30:
2013	157.2	151.6	79.5	82.8
2014	119.4	115.8	80.7%	78.5%
Quarters Ended June 30:
2013	74.2	71.6
2014	$58.8	$57.0

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.8% of total net risk in force as of June 30, 2014, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets accelerated and mortgage lending standards tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans became more significant drivers of increased claim costs.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2011	$14,476.9	$1,017.7	$176.3	$15,671.0
2012	11,911.1	850.7	89.8	12,851.6
2013	9,579.6	704.8	48.5	10,333.0
As of June 30:
2013	10,703.0	773.7	63.3	11,540.1
2014	$8,772.0	$640.0	$39.3	$9,451.4

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2011	6.2%	26.8%	65.7%	1.3%
2012	6.4	27.5	65.0	1.1
2013	6.6	28.1	64.3	1.0
As of June 30:
2013	6.5	27.9	64.4	1.2
2014	6.6%	28.3%	64.3%	.8%

Bulk(a):
As of December 31:
2011	24.0%	32.2%	43.7%	.1%
2012	24.0	32.5	43.3	.2
2013	23.5	33.0	43.3	.2
As of June 30:
2013	23.9	32.9	43.1	.1
2014	23.9%	33.2%	42.7%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2011	5.1%	36.2%	32.9%	25.8%
2012	4.6	35.2	32.9	27.3
2013	4.2	34.5	32.2	29.1
As of June 30:
2013	4.4	34.6	32.6	28.4
2014	4.0%	34.4%	31.8%	29.8%

Bulk(a):
As of December 31:
2011	57.1%	22.9%	9.8%	10.2%
2012	56.7	23.3	10.0	10.0
2013	56.9	23.4	10.2	9.5
As of June 30:
2013	56.5	23.5	10.1	9.9
2014	56.4%	23.7%	10.2%	9.7%
__________

(a)	Bulk pool risk in-force, which represented 31.9% of total bulk risk in-force at June 30, 2014, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2011	8.8%	7.5%	5.2%	5.0%	5.0%	4.8%	4.3%	3.3%	3.3%	3.0%
2012	8.6	7.7	5.3	5.1	5.0	4.8	4.3	3.5	3.3	3.1
2013	8.3	7.5	5.5	5.2	4.9	4.8	4.4	3.8	3.3	3.2
As of June 30:
2013	8.5	7.7	5.4	5.1	4.9	4.8	4.3	3.7	3.3	3.2
2014	8.0%	7.3%	5.6%	5.2%	4.9%	4.8%	4.3%	3.9%	3.3%	3.3%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2011	5.4%	9.9%	4.3%	4.0%	14.9%	3.2%	3.1%	3.5%	3.9%	6.5%
2012	5.3	9.9	4.3	4.0	13.9	3.0	3.3	3.7	4.0	7.1
2013	5.4	9.3	4.4	3.9	14.1	2.8	3.4	4.0	3.8	7.9
As of June 30:
2013	5.3	9.7	4.3	4.0	14.0	2.9	3.3	3.9	3.9	7.5
2014	5.3%	9.3%	4.5%	3.9%	13.9%	2.9%	3.4%	4.2%	3.9%	7.7%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2011	92.8%	7.2%
2012	92.8	7.2
2013	92.7	7.3
As of June 30:
2013	92.7	7.3
2014	92.7%	7.3%

Bulk (a):
As of December 31:
2011	58.4%	41.6%
2012	58.2	41.8
2013	57.6	42.4
As of June 30:
2013	58.3	41.7
2014	58.0%	42.0%
__________

(a)	Bulk pool risk in-force, which represented 31.9% of total bulk risk in-force at June 30, 2014, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2011	97.0%	3.0%
2012	97.1	2.9
2013	97.2	2.8
As of June 30:
2013	97.1	2.9
2014	97.2%	2.8%

Bulk (a):
As of December 31:
2011	71.0%	29.0%
2012	72.6	27.4
2013	74.3	25.7
As of June 30:
2013	73.5	26.5
2014	74.1%	25.9%
__________

(a)	Bulk pool risk in-force, which represented 31.9% of total bulk risk in-force at June 30, 2014, has been allocated pro-rata based on insurance in-force.

The Company's consumer credit indemnity ("CCI") earned premiums and related risk in force included in the table below have reflected a generally declining trend. The decline is largely due to a discontinuation of active sales efforts since 2008. The following table shows CCI net premiums earned during the indicated periods and the maximum calculated risk in force at the end of the respective periods. Net earned premiums include additional premium adjustments arising from the variable claim experience of individual policies subject to retrospective rating plans. Risk in force reflects estimates of the maximum risk exposures at the inception of individual policies adjusted for cumulative claim costs and the lower outstanding loan balances attributed to such policies through the end of the periods shown below.

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2011	$58.3	$1,263.1
2012	42.4	1,141.6
2013	29.8	989.4
Six Months Ended June 30:
2013	15.0	1,039.4
2014	14.7	$950.4
Quarters Ended June 30:
2013	7.1
2014	$7.8

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2012	$6,742.7	$785.7	$1,766.3	$450.1	$9,744.9	$863.8	$10,608.8
2013	7,280.1	876.5	1,681.3	422.5	10,260.6	607.8	10,868.5
As of June 30:
2013	6,918.4	828.7	1,753.4	515.8	10,016.4	600.2	10,616.6
2014	$7,523.5	$839.3	$1,721.4	$464.3	$10,548.7	$618.2	$11,166.9

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2011	$270.5	$27.3	$59.3	$7.4	$364.6	3.71%	3.51%
2012	264.9	27.3	36.3	7.9	336.5	3.40	3.19
2013	249.6	26.6	36.8	5.6	318.7	3.17	2.97
Six Months Ended
June 30:
2013	123.7	12.9	18.6	2.9	158.2	3.18	2.98
2014	135.8	14.5	14.5	3.2	168.2	3.23	3.05
Quarters Ended
June 30:
2013	61.5	6.3	9.4	1.4	78.8	3.16	2.95
2014	$69.8	$7.4	$6.2	$1.9	$85.4	3.24%	3.07%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first six months of 2014 and 2013, 36.9% and 92.0%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. The amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities and Fair Value Adjustments			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2011	$142.6	$23.1	$165.8	$—	$(50.2)	$(50.2)	$115.5
2012	32.7	15.3	48.1	—	(.2)	(.2)	47.8
2013	1.7	146.3	148.1	—	—	—	148.1
Six Months Ended
June 30:
2013	3.8	137.8	141.7	—	—	—	141.7
2014	21.1	220.1	241.2	—	—	—	241.2
Quarters Ended
June 30:
2013	2.9	134.1	137.1	—	—	—	137.1
2014	$8.6	$41.2	$49.9	$—	$—	$—	$49.9

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of June 30, 2014 and December 31, 2013:

	Claim and Loss Adjustment Expense Reserves
	June 30, 2014		December 31, 2013
	Gross	Net	Gross	Net

Workers' compensation	$3,925.1	$2,293.0	$3,802.1	$2,184.9
General liability	1,451.4	656.5	1,407.7	647.9
Commercial automobile (mostly trucking)	1,263.7	1,031.5	1,228.6	1,014.2
Other coverages	510.8	345.5	501.0	343.3
Unallocated loss adjustment expense reserves	215.9	155.7	195.6	143.7
Total general insurance reserves	7,367.1	4,482.5	7,135.2	4,334.1
Title	493.8	493.8	471.5	471.5
RFIG Run-off (a)	1,762.7	1,748.3	1,806.8	1,774.2
Life and accident	25.1	19.4	19.8	16.8
Total claim and loss adjustment expense reserves	$9,648.8	$6,744.2	$9,433.5	$6,596.8
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$142.4	$115.5	$159.7	$121.3
% of total general insurance reserves	1.9%	2.6%	2.2%	2.8%

__________

(a) In mid-July 2014, in furtherance of the Final Order, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657 relating to fully settled claims charged to periods extending between January 1, 2012 and June 30, 2014. These aggregate payments are reflected as reserves for losses and loss expenses in the accompanying financial statements, rather than general liabilities as of June 30, 2014 as reflected in regulatory financial statements at that date. The funds required for payment of such DPO liabilities are reflected as short-term investments in the June 30, 2014 balance sheet.

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Six Months Ended June 30,
	2014	2013
Net reserve increase (decrease):
General Insurance	$148.3	$107.0
Title Insurance	22.2	37.0
RFIG Run-off	(25.9)	(108.6)
Other	2.6	(.3)
Total	$147.3	$35.1

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	June 30,	December 31,
	2014	2013
General Insurance	$2,167.5	$2,118.4
Title Insurance	426.5	407.1
RFIG Run-off	201.9	121.3
Other	5.0	4.0
Total	$2,801.1	$2,651.0

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

	June 30,	June 30,	December 31,	December 31,
	2014	2013	2013	2012
Estimated reduction in beginning reserve	$115.2	$174.9	$174.9	$313.2
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	36.1	38.8	80.5	111.7
Prior year	3.8	55.7	71.9	12.2
Sub-total	40.0	94.6	152.5	124.0
Estimated rescission reduction in settled claims	(61.3)	(120.0)	(212.2)	(262.3)
Estimated reduction in ending reserve	$93.9	$149.5	$115.2	$174.9

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2011	69.2%	7.8%	230.5%	68.3%
2012	73.0	7.2	221.8	61.9
2013	73.6	6.7	68.8	45.8
Six Months Ended June 30:
2013	73.1	6.8	82.4	46.4
2014	75.0	6.0	111.6	52.7
Quarters Ended June 30:
2013	74.3	6.8	33.5	43.0
2014	77.2%	6.0%	152.9%	55.9%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows :

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2011	69.2%	71.9%	72.3%	39.2%	70.4%	64.6%	62.8%
2012	73.0	75.3	78.6	29.6	71.6	63.8	65.6
2013	73.6	76.1	79.6	21.4	59.6	78.5	67.8
Six Months Ended
June 30:
2013	73.1	78.5	77.1	32.1	60.9	67.9	69.7
2014	75.0	75.0	82.9	35.1	63.6	81.0	64.6
Quarters Ended
June 30:
2013	74.3	78.0	77.4	25.8	59.9	72.0	72.0
2014	77.2%	74.9%	84.8%	34.6%	67.5%	87.6%	63.0%

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

Unfavorable developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, typically workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.2 years (gross) and 6.9 years (net of reinsurance) as of June 30, 2014 and 5.5 years (gross) and 7.8 years (net of reinsurance) as of December 31, 2013. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2013.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Claim ratios in the most recent periods have trended lower towards more historical levels as the economic downturn and stresses in the housing and related mortgage lending industries, that began in mid-year 2007, continue to slowly subside.

The RFIG Run-off mortgage guaranty claim ratios since the second quarter 2013 reflect higher rates at which previously reported defaults are cured or otherwise resolved without payment as well as gradually improving trends in housing prices, foreclosures, and real estate activity in general. 2012 and prior years' reserve provisions have been impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and high unemployment. Trends in expected and actual claim frequency and severity have been affected to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, increases in housing supply relative to demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses. The RFIG Run-off business 2014 loss costs were negatively impacted by the CCI claims settlement as disclosed elsewhere.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2011	$48,254	$54,956	14.89%	21.90%	$279.5
2012	46,376	53,221	14.70	21.57	262.3
2013	44,678	46,395	13.09	18.73	212.2
Six Months Ended June 30:
2013	44,986	47,631	13.24	19.64	120.0
2014	45,110	45,832	11.39%	18.44%	61.3
Quarters Ended June 30:
2013	45,121	46,741			58.8
2014	$44,846	$47,252			$31.8
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	VA
As of December 31:
2011	8.4%	32.2%	15.4%	20.6%	17.1%	12.2%	12.1%	15.4%	23.5%	11.5%
2012	7.9	31.6	13.7	20.8	14.1	11.2	13.9	15.6	26.6	10.8
2013	8.0	25.9	11.2	16.6	9.6	10.3	14.1	14.3	26.3	9.2
As of June 30:
2013	7.1	28.4	11.3	17.8	10.8	10.2	13.2	13.9	26.3	9.6
2014	7.0%	21.6%	9.3%	14.1%	8.3%	8.7%	12.7%	12.3%	25.2%	8.0%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2011	14.1%	34.0%	19.5%	26.3%	21.8%	19.7%	20.1%	19.1%	28.2%	23.0%
2012	13.7	34.2	17.9	27.2	17.6	15.3	21.4	19.5	32.5	25.5
2013	12.6	28.8	14.2	21.4	13.2	12.9	19.9	16.8	31.1	23.8
As of June 30:
2013	12.1	31.4	14.2	23.4	14.8	13.2	19.2	18.0	32.9	24.8
2014	11.7%	26.9%	13.1%	20.4%	13.9%	11.3%	20.2%	15.5%	33.4%	27.7%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	NY
As of December 31:
2011	8.8%	31.6%	15.4%	20.5%	18.1%	11.7%	12.7%	15.7%	24.0%	19.0%
2012	8.4	31.3	13.8	21.3	15.2	11.1	14.5	16.0	27.4	23.0
2013	8.4	26.4	11.5	17.0	10.7	10.8	14.6	14.6	27.1	22.8
As of June 30:
2013	7.5	28.9	11.6	18.1	12.1	10.9	13.7	14.4	27.2	22.6
2014	7.4%	22.6%	9.7%	14.6%	10.0%	9.3%	13.3%	12.7%	26.4%	23.9%
__________

(b)	As determined by risk in force as of June 30, 2014, these 10 states represent approximately 50.6%, 59.0%, and 50.9%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2011	$111.8	191.7%	$102.9	176.5%	4.4%	$166.1
2012	73.8	173.9	112.8	265.7	3.9	98.1
2013	48.5	162.9	44.5	149.4	2.6	54.4
Six Months Ended
June 30:
2013	27.8	185.0	21.7	145.0	3.2	37.9
2014	18.0	122.7	102.3	N/M	2.1%	16.0
Quarters Ended
June 30:
2013	13.5	187.9	6.6	93.0%		20.4
2014	$10.0	127.6%	$78.8	N/M		$7.4
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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2011	25.2%	91.2%	22.1%	47.5%
2012	25.7	89.6	10.4	48.5
2013	23.7	88.0	8.1	49.2
Six Months Ended June 30:
2013	24.3	87.7	7.7	49.4
2014	23.2	91.4	10.8	46.9
Quarters Ended June 30:
2013	24.2	86.2	8.3	49.6
2014	23.0%	89.0%	9.5%	46.2%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The general insurance expense ratio for 2012 was impacted by a charge related to previously deferred acquisition costs stemming from new accounting guidance issued by the FASB. The title insurance expense ratio for the current periods increased as operating expenses were down by a somewhat lower percentage than the corresponding reduction in revenues. The 2011 RFIG Run-off expense ratio reflects an accrual of employment severance and similar costs, and the elimination of previously deferred acquisition costs. The lower 2012 and 2013 operating expense ratios reflect ongoing cost control geared to a run-off operation. The moderate increases in posted expense ratios for both 2014 periods reflect a continuing drop in earned premiums and charges taken relative to the attempted recapitalization efforts which were terminated earlier this year.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2011	94.4%	99.0%	252.6%	115.8%
2012	98.7	96.8	232.2	110.4
2013	97.3	94.7	76.9	95.0
Six Months Ended June 30:
2013	97.4	94.5	90.1	95.8
2014	98.2	97.4	122.4	99.6
Quarters Ended June 30:
2013	98.5	93.0	41.8	92.6
2014	100.2%	95.0%	162.4%	102.1%

Expenses: Income Taxes

The effective consolidated income tax rates were 33.7% and 34.3% in the second quarter and first six months of 2014, compared to 34.5% and 34.3% in the second quarter and first six months of 2013. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

Old Republic's market risk exposures at June 30, 2014, have not materially changed from those identified in the Company's 2013 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2013 Annual report on Form 10-K.

Item 6 - Exhibits

(a) Exhibits

3(A)	Restated Certificate of Incorporation.

31.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Republic International Corporation
(Registrant)
Date:	August 1, 2014

/s/ Karl W. Mueller

Karl W. Mueller Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

3(A)	Restated Certificate of Incorporation.

31.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.