Form 10-Q
period 2014-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2014-10-31
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: September 30, 2014 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding September 30, 2014
Common Stock / $1 par value	260,889,104

There are 48 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2014

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

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	September 30,	December 31,
	2014	2013
Assets
Investments:
Available for sale:
Fixed maturity securities, at fair value (amortized cost: $7,980.7 and $8,477.3)	$8,286.8	$8,712.3
Equity securities, at fair value (cost: $1,229.1 and $632.0)	1,437.3	1,004.2
Short-term investments (at fair value which approximates cost)	1,011.0	1,124.8
Miscellaneous investments	24.3	21.6
Total available for sale	10,759.5	10,863.1
Trading equity portfolio at fair value (cost: $29.4 and $-)	28.2	—
Other investments	5.9	5.3
Total investments	10,793.7	10,868.5
Other Assets:
Cash	219.9	153.3
Securities and indebtedness of related parties	22.2	18.0
Accrued investment income	90.8	87.2
Accounts and notes receivable	1,389.9	1,190.5
Federal income tax recoverable: Current	32.1	114.7
Deferred	50.7	48.4
Prepaid federal income taxes	38.7	—
Reinsurance balances and funds held	162.0	189.2
Reinsurance recoverable: Paid losses	64.9	64.9
Policy and claim reserves	3,421.2	3,150.8
Deferred policy acquisition costs	227.5	192.6
Sundry assets	472.6	455.7
Total Other Assets	6,193.1	5,665.9
Total Assets	$16,986.8	$16,534.4
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,034.9	$9,433.5
Unearned premiums	1,741.4	1,487.8
Other policyholders' benefits and funds	201.3	207.8
Total policy liabilities and accruals	10,977.7	11,129.2
Commissions, expenses, fees, and taxes	365.6	409.8
Reinsurance balances and funds	542.1	441.9
Debt	965.0	569.2
Sundry liabilities	213.2	209.0
Commitments and contingent liabilities
Total Liabilities	13,063.8	12,759.4
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	260.8	260.4
Additional paid-in capital	679.7	673.9
Retained earnings	2,690.5	2,485.3
Accumulated other comprehensive income	310.7	378.2
Unallocated ESSOP shares (at cost)	(18.9)	(23.0)
Total Common Shareholders' Equity	3,922.9	3,775.0
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$16,986.8	$16,534.4
________

(1)
At September 30, 2014 and December 31, 2013, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 260,889,104 and 260,462,217 were issued as of September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Net premiums earned	$1,159.0	$1,163.4	$3,291.7	$3,323.6
Title, escrow, and other fees	97.5	108.8	270.2	336.5
Total premiums and fees	1,256.6	1,272.2	3,561.9	3,660.1
Net investment income	86.1	78.9	254.3	237.2
Other income	26.7	23.3	76.4	67.0
Total operating revenues	1,369.4	1,374.6	3,892.7	3,964.4
Realized investment gains (losses):
From sales and fair value adjustments	21.5	4.8	262.8	146.6
From impairments	—	—	—	—
Total realized investment gains (losses)	21.5	4.8	262.8	146.6
Total revenues	1,391.0	1,379.5	4,155.6	4,111.0

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	643.0	564.8	1,850.9	1,665.4
Dividends to policyholders	3.4	3.3	10.8	11.7
Underwriting, acquisition, and other expenses	617.9	656.0	1,759.3	1,886.3
Interest and other charges	5.1	5.4	16.4	16.8
Total expenses	1,269.6	1,229.7	3,637.5	3,580.3
Income before income taxes (credits)	121.4	149.7	518.0	530.6

Income Taxes (Credits):
Current	6.6	46.0	144.3	75.1
Deferred	28.8	.8	27.2	102.3
Total	35.5	46.8	171.6	177.5

Net Income	$85.8	$102.9	$346.4	$353.1

Net Income Per Share:
Basic	$.33	$.40	$1.34	$1.37
Diluted	$.30	$.36	$1.21	$1.24

Average shares outstanding: Basic	258,607,162	257,098,894	258,423,448	256,906,821
Diluted	295,049,613	293,444,269	294,989,032	292,985,034

Dividends Per Common Share:
Cash	$.1825	$.1800	$.5475	$.5400

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income As Reported	$85.8	$102.9	$346.4	$353.1

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	(81.5)	25.9	169.8	(95.4)
Amounts reclassified as realized investment
gains in the statements of income	(21.5)	(4.8)	(262.8)	(146.6)
Pretax unrealized gains (losses) on securities	(103.1)	21.0	(92.9)	(242.0)
Deferred income taxes (credits)	(36.0)	7.3	(32.6)	(84.4)
Net unrealized gains (losses) on securities, net of tax	(67.1)	13.6	(60.3)	(157.6)
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	79.3	—	79.3
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	(.4)	3.5	(1.4)	9.4
Net adjustment related to defined benefit
pension plans	(.4)	82.9	(1.4)	88.8
Deferred income taxes (credits)	(.1)	29.0	(.5)	31.0
Net adjustment related to defined benefit pension
plans, net of tax	(.3)	53.9	(.9)	57.7
Foreign currency translation and other adjustments	(5.1)	2.4	(6.1)	(5.2)
Net adjustments	(72.5)	70.0	(67.4)	(105.1)
Comprehensive Income (Loss)	$13.3	$172.9	$278.9	$247.9

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$346.4	$353.1
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(35.0)	(24.0)
Premiums and other receivables	(199.7)	(94.9)
Unpaid claims and related items	(541.5)	64.0
Unearned premiums and other policyholders' liabilities	120.5	101.8
Income taxes	109.7	105.8
Prepaid federal income taxes	(38.7)	—
Reinsurance balances and funds	127.4	63.6
Realized investment (gains) losses	(262.8)	(146.6)
Accounts payable, accrued expenses and other	3.7	36.1
Total	(370.0)	459.0

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	624.4	958.2
Sales	806.1	159.7
Sales of:
Equity securities	557.0	172.5
Other - net	11.5	26.3
Purchases of:
Fixed maturity securities	(943.3)	(1,494.1)
Equity securities	(944.4)	(169.6)
Other - net	(36.4)	(28.1)
Purchase of a business	(2.8)	(5.1)
Net decrease (increase) in short-term investments	113.5	115.0
Other - net	(2.2)	(.4)
Total	183.3	(265.5)

Cash flows from financing activities:
Issuance of debentures and notes	395.2	—
Issuance of common shares	5.0	6.1
Redemption of debentures and notes	(4.2)	(3.7)
Dividends on common shares	(141.2)	(138.4)
Other - net	(1.5)	(2.3)
Total	253.2	(138.4)

Increase (decrease) in cash	66.5	55.0
Cash, beginning of period	153.3	101.2
Cash, end of period	$219.9	$156.3

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$21.0	$21.1
Income taxes	$61.9	$72.8

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income	$85.8	$102.9	$346.4	$353.1
Numerator for basic earnings per share -
income available to common stockholders	85.8	102.9	346.4	353.1
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.6	3.6	10.9	10.9
Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversion of convertible notes	$89.5	$106.5	$357.3	$364.0

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	258,607,162	257,098,894	258,423,448	256,906,821
Effect of dilutive securities - stock based
compensation awards	919,271	882,475	1,059,216	628,018
Effect of dilutive securities - convertible senior notes	35,523,180	35,462,900	35,506,368	35,450,195
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	295,049,613	293,444,269	294,989,032	292,985,034
Earnings per share: Basic	$.33	$.40	$1.34	$1.37
Diluted	$.30	$.36	$1.21	$1.24

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	6,714,184	7,577,543	6,714,184	8,301,521
Convertible senior notes	—	—	—	—
Total	6,714,184	7,577,543	6,714,184	8,301,521
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of September 30, 2014 and December 31, 2013, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its available for sale investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarters and nine months ended September 30, 2014 and 2013.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
September 30, 2014:
U.S. & Canadian Governments	$1,056.8	$30.0	$3.7	$1,083.1
Tax-exempt	60.2	1.9	.2	61.9
Corporate	6,863.7	299.7	21.6	7,141.7
	$7,980.7	$331.7	$25.7	$8,286.8
December 31, 2013:
U.S. & Canadian Governments	$1,133.0	$36.7	$8.7	$1,161.1
Tax-exempt	168.1	3.7	.5	171.3
Corporate	7,176.0	268.1	64.3	7,379.8
	$8,477.3	$308.7	$73.6	$8,712.3

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at September 30, 2014:
Due in one year or less	$582.6	$589.6
Due after one year through five years	3,559.7	3,755.9
Due after five years through ten years	3,638.7	3,729.7
Due after ten years	199.6	211.4
	$7,980.7	$8,286.8

A summary of the Company's available for sale equity securities follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
September 30, 2014	$1,229.1	$212.4	$4.2	$1,437.3
December 31, 2013	$632.0	$372.7	$.5	$1,004.2

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014:
Available for Sale:
Fixed Maturity Securities:
U.S. & Canadian Governments	$87.9	$.3	$132.6	$3.3	$220.6	$3.7
Tax-exempt	3.2	—	6.7	.1	9.9	.2
Corporate	630.6	8.2	577.2	13.4	1,207.8	21.6
Subtotal	721.8	8.7	716.6	16.9	1,438.5	25.7
Equity Securities	177.2	4.2	—	—	177.2	4.2
Total	$899.1	$12.9	$716.6	$16.9	$1,615.7	$29.9

December 31, 2013:
Available for Sale:
Fixed Maturity Securities:
U.S. & Canadian Governments	$301.7	$8.7	$—	$—	$301.7	$8.7
Tax-exempt	10.0	.5	—	—	10.0	.5
Corporate	2,312.2	60.2	47.7	4.1	2,360.0	64.3
Subtotal	2,624.0	69.4	47.7	4.1	2,671.8	73.6
Equity Securities	31.0	.5	—	—	31.0	.5
Total	$2,655.0	$70.0	$47.7	$4.1	$2,702.8	$74.2

At September 30, 2014, the Company held 314 fixed maturity and 13 equity securities in an unrealized loss position, representing 18.5% as to fixed maturities and 13.7% as to equity securities of the total number of such issues it held. At December 31, 2013, the Company held 558 fixed maturity and 5 equity securities in an unrealized loss position, representing 30.8% as to fixed maturities and 7.2% as to equity securities of the total number of such issues it held. Of the securities in an unrealized loss position, 132 and 10 fixed maturity securities and no equity securities, had been in a continuous unrealized loss position for more than 12 months as of September 30, 2014 and December 31, 2013, respectively. The unrealized losses on these securities are primarily attributable to an increase in the interest rate environment. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of September 30, 2014 and December 31, 2013.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

	Fair Value Measurements
As of September 30, 2014:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$448.1	$634.9	$—	$1,083.1
Tax-exempt	—	61.9	—	61.9
Corporate	—	7,131.2	10.5	7,141.7
Equity securities	1,435.4	—	1.8	1,437.3
Short-term investments	1,007.1	—	3.8	1,011.0
Trading equity portfolio	$28.2	$—	$—	$28.2

As of December 31, 2013:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$478.9	$682.2	$—	$1,161.1
Tax-exempt	—	171.3	—	171.3
Corporate	—	7,369.3	10.5	7,379.8
Equity securities	1,003.4	—	.7	1,004.2
Short-term investments	$1,120.5	$—	$4.2	$1,124.8

There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2014.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales, write-downs of securities, or changes in the fair value of trading securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses on available for sale securities, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At September 30, 2014, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Investment income from:
Fixed maturity securities	$73.1	$74.1	$222.8	$224.7
Equity securities	12.8	5.3	31.4	13.6
Short-term investments	.1	.2	.6	.8
Other sources	.8	.6	2.2	2.0
Gross investment income	87.0	80.3	257.1	241.2
Investment expenses (a)	.8	1.3	2.7	4.0
Net investment income	$86.1	$78.9	$254.3	$237.2

Realized gains (losses) on:
Fixed maturity securities:
Gains	$3.7	$4.5	$25.0	$8.5
Losses	—	(8.1)	(.1)	(8.2)
Net	3.7	(3.5)	24.9	.2

Equity securities & other long-term investments:
Equity securities:
Available for sale	18.6	8.4	237.7	142.5
Trading securities:
Sales	1.0	—	1.4	—
Changes in fair value	(.8)	—	(1.1)	—
Other long-term investments	(.9)	—	(.1)	3.7
Total realized gains (losses)	21.5	4.8	262.8	146.6
Income taxes (credits)	7.5	1.7	91.9	51.3
Net realized gains (losses)	$14.0	$3.1	$170.8	$95.2

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$(67.8)	$(6.7)	$70.2	$(271.6)
Less: Deferred income taxes (credits)	(23.6)	(2.3)	24.5	(94.7)
	(44.1)	(4.4)	45.7	(176.8)

Equity securities & other long-term investments	(35.2)	27.8	(163.2)	29.6
Less: Deferred income taxes (credits)	(12.3)	9.7	(57.1)	10.3
	(22.9)	18.0	(106.1)	19.2
Net changes in unrealized investment gains (losses)	$(67.1)	$13.6	$(60.3)	$(157.6)
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.1 and $.5 for the quarters ended September 30, 2014 and 2013, and $.3 and $1.6 for the nine months ended September 30, 2014 and 2013 respectively.

4. Pension Plans:

Prior to December 31, 2013, the Company had two separate pension plans covering a portion of its work force. The plans were the Old Republic International Salaried Employees Retirement Plan (the Old Republic Plan) and the PMA Capital Corporation Pension Plan (the PMA Plan). Effective December 31, 2013, the PMA Plan was merged into the Old Republic Plan. The PMA plan was frozen as of December 31, 2005. The benefit levels in the Old Republic Plan were similarly frozen as of December 31, 2013. Under the terms of the freeze, the plans remain closed to new participants and eligible employees retain all of the vested rights as of the effective date of the freeze, but additional benefits do not accrue thereafter. Plan assets are comprised principally of bonds, common stocks and short-term investments. Cash contributions of $5.0 and $9.2 were made to the pension plan in the third quarter and first nine months of 2014, respectively, and no additional cash contributions are expected to be made in the remaining portion of calendar year 2014.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
General Insurance:
Including CCI run-off business:
Net premiums earned	$713.7	$652.5	$2,056.8	$1,882.0
Net investment income and other income	96.8	84.2	281.0	249.8
Total revenues before realized gains or losses	$810.6	$736.7	$2,337.8	$2,131.8
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$48.5	$66.6	$101.5	$198.5
Income tax expense (credits) on above	$14.2	$18.3	$29.9	$61.5

All CCI run-off business:
Net premiums earned	$7.2	$7.5	$21.9	$22.5
Net investment income and other income	.1	.1	.4	.2
Total revenues before realized gains or losses	$7.3	$7.6	$22.3	$22.8
Income (loss) before taxes (credits) and
realized investment gains or losses	$(12.2)	$(3.6)	$(100.9)	$(10.9)
Income tax expense (credits) on above	$(4.2)	$(1.2)	$(35.3)	$(3.8)

Total excluding all CCI run-off business:
Net premiums earned	$706.5	$644.9	$2,034.8	$1,859.4
Net investment income and other income	96.7	84.1	280.5	249.5
Total revenues before realized gains or losses	$803.2	$729.0	$2,315.4	$2,108.9
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$60.8	$70.2	$202.4	$209.4
Income tax expense (credits) on above	$18.5	$19.6	$65.2	$65.3

Title Insurance:
Net premiums earned	$372.9	$428.3	$1,015.1	$1,176.6
Title, escrow and other fees	97.5	108.8	270.2	336.5
Sub-total	470.4	537.2	1,285.3	1,513.1
Net investment income and other income	8.2	7.3	24.4	21.7
Total revenues before realized gains or losses	$478.7	$544.5	$1,309.8	$1,534.9
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$28.2	$36.6	$59.0	$98.6
Income tax expense (credits) on above	$10.0	$12.7	$21.3	$35.0

RFIG Run-off Business:
Excluding CCI run-off business:
Net premiums earned	$57.6	$68.9	$173.4	$220.5
Net investment income and other income	6.4	9.3	20.6	27.8
Total revenues before realized gains or losses	$64.0	$78.3	$194.1	$248.4
Income (loss) before taxes (credits) and
realized investment gains or losses	$22.6	$40.7	$96.6	$83.2
Income tax expense (credits) on above	$7.9	$14.2	$33.8	$29.1

All CCI run-off business:
Net premiums earned	$7.2	$7.5	$21.9	$22.5
Net investment income and other income	.1	.1	.4	.2
Total revenues before realized gains or losses	$7.3	$7.6	$22.3	$22.8
Income (loss) before taxes (credits) and
realized investment gains or losses	$(12.2)	$(3.6)	$(100.9)	$(10.9)
Income tax expense (credits) on above	$(4.2)	$(1.2)	$(35.3)	$(3.8)

Total RFIG run-off MI and CCI business:
Net premiums earned	$64.8	$76.5	$195.4	$243.1
Net investment income and other income	6.5	9.4	21.1	28.1
Total revenues before realized gains or losses	$71.4	$86.0	$216.5	$271.3
Income (loss) before taxes (credits) and
realized investment gains or losses	$10.4	$37.0	$(4.2)	$72.2
Income tax expense (credits) on above	$3.6	$12.9	$(1.4)	$25.3

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Consolidated Revenues:
Total revenues of above Company segments	$1,353.4	$1,359.6	$3,841.7	$3,915.1
Other sources (b)	31.1	29.5	96.7	92.8
Consolidated net realized investment gains (losses)	21.5	4.8	262.8	146.6
Consolidation elimination adjustments	(15.1)	(14.6)	(45.7)	(43.5)
Consolidated revenues	$1,391.0	$1,379.5	$4,155.6	$4,111.0

Consolidated Income Before Taxes (Credits):
Total income before income taxes (credits)
and realized investment gains or losses of
above Company segments	$99.4	$144.0	$257.1	$380.3
Other sources - net (b)	.3	.8	(1.9)	3.6
Consolidated net realized investment gains (losses)	21.5	4.8	262.8	146.6
Consolidated income before income
taxes (credits)	$121.4	$149.7	$518.0	$530.6

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$32.1	$45.4	$85.1	$125.7
Other sources - net (b)	(4.1)	(.2)	(5.5)	.4
Income tax expense (credits) on consolidated
net realized investment gains (losses)	7.5	1.7	91.9	51.3
Consolidated income tax expense (credits)	$35.5	$46.8	$171.6	$177.5

	September 30,	December 31,
	2014	2013
Consolidated Assets:
General Insurance	$14,100.5	$13,276.6
Title Insurance	1,188.9	1,185.5
RFIG Run-off Business	1,174.9	1,822.3
Total assets for the above company segments	16,464.5	16,284.5
Other assets (b)	1,009.3	549.8
Consolidation elimination adjustments	(487.0)	(299.9)
Consolidated assets	$16,986.8	$16,534.4
__________

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $7.6 and $24.0 compared to $7.2 and $21.5 for the quarter and nine months ended September 30, 2014 and 2013, respectively, and Title - $1.9 for both quarters ended September 30, 2014 and 2013 and $5.9 for both nine month periods ended September 30, 2014 and 2013.

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

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and RMICNC. Under the Amended Plan, RMIC and RMICNC was approved to pay 100% of their DPOs accrued as of June 30, 2014 and settle all subsequent valid claims entirely in cash, without establishing any DPOs. In anticipation of receiving this Final Order, ORI contributed $125.0 in cash and securities to RMIC in June 2014. Both subsidiaries will remain under the supervision of the NCDOI as they continue to operate in run-off mode. The approval of the Amended Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Amended Plan in the future as circumstances may warrant.

In mid-July 2014, in furtherance of the Final Order, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657 relating to fully settled claims charged to periods extending between January 19, 2012 and June 30, 2014.

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

On November 3, 2010, Bank of America, N.A. ("B of A") filed suit against Old Republic Insurance Company ("ORIC")in the U.S. District Court for the Western District of North Carolina (Bank of America, N.A. v. Old Republic Insurance Company) alleging breach of contract, breach of the duty of good faith and fair dealing and bad faith with respect to ORIC’s handling of certain claims under a policy of credit indemnity insurance issued to B of A. The policy is not related to those issued to Countrywide, which are the subject of the above-noted separate litigation. The B of A suit seeks a declaratory judgment with respect to the interpretation of certain policy terms, B of A’s compliance with certain terms and conditions of the policy, and the propriety of certain positions and procedures taken by ORIC in response to claims filed by B of A. The suit also seeks unspecified money damages, pre and post judgment interest and punitive damages. On January 23, 2012, ORIC filed a counterclaim seeking damages based on B of A's alleged interference with ORIC's subrogation rights. Effective July 1, 2014, the parties entered a confidential settlement agreement. Upon completion of conditions subsequent set out in that agreement, the parties filed a stipulation of voluntary dismissal with prejudice of their respective claims in the lawsuit on July 29, 2014.

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

On August 26, 2014, Bank of America, N.A. ("B of A") filed suit against both Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together, "RMIC") in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina. The complaint arises in connection with a RMIC bulk mortgage guaranty insurance policy issued to B of A and several RMIC traditional primary mortgage guaranty insurance policies issued to correspondent lenders from whom B of A acquired loans or servicing rights on loans for which certificates of insurance were issued under such policies. The complaint relates to RMIC's denials and curtailments of certain claims and rescissions and cancellations of coverage as to other claims. B of A alleges RMIC's actions were in breach of contract, in breach of RMIC's duty of good faith and fair dealing and in bad faith. The allegations are substantially similar to those asserted by B of A in the May 16, 2013 American Arbitration Association arbitration demand against RMIC, and relate to loans that were dismissed from that proceeding. B of A's demand requests a declaratory judgment with respect to the interpretation of certain policy provisions, B of A's compliance with certain terms and conditions of the policy, and the propriety of certain coverage positions and claims administration procedures of RMIC. The demand also seeks money damages, punitive, compensatory and consequential damages, interest, attorneys' fees and costs.

On October 9, 2014, Intellectual Ventures I LLC and Intellectual Ventures II LLC (collectively, "IV") served a complaint naming as defendants Old Republic National Title Insurance Company, Old Republic Title Insurance Group, Inc., Old Republic Insurance Company and Old Republic General Insurance Group, Inc. (collectively, "Old Republic")(Intellectual Ventures I LLC et al. v. Old Republic General Insurance Group, Inc. et al.). The lawsuit is pending in the United States District Court for the Western District of Pennsylvania. IV alleges that Old Republic has infringed three patents and seeks damages, costs, expenses, and pre-judgment and post-judgment interest for the alleged infringement, in addition to injunctive relief. On October 14, 2014, Old Republic filed a motion to dismiss each count of the complaint on the grounds that the patents fail to meet the patentability test established by the United States Supreme Court in Alice Corp. Pty. Ltd. v. CLS Bank, 134 S.Ct. 2347 (2014).

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

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$632.5	$550.0	$684.1
4.875% Senior Notes due 2024	400.0	412.3	—	—
ESSOP debt with an average yield of 3.66%
and 3.69%, respectively	15.0	15.0	18.0	18.0
Other miscellaneous debt	—	—	1.2	1.2
Total debt	$965.0	$1,059.8	$569.2	$703.4

On September 23, 2014, the Company completed a public offering of $400.0 aggregate principal amount of Senior Notes. The notes bear interest at a rate of 4.875% per year and mature on October 1, 2024.

The Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes in early March, 2011. The notes bear interest at a rate of 3.75% per year, mature on March 15, 2018, and are convertible at any time prior to maturity by the holder into 64.3407 shares (subject to periodic adjustment under certain circumstances) of common stock per one thousand dollar note.

The Company's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at September 30, 2014 and is expected to be increasingly less significant after payment of the DPO balance and as its run-off book extinguishes itself. While Old Republic believes that it will have access to the capital markets or otherwise mitigate an event of default under the Notes, there is no assurance that it would be able to do so under stressful capital market conditions.

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
September 30, 2014	$965.0	$1,059.8	$—	$1,044.8	$15.0
December 31, 2013	$569.2	$703.4	$—	$684.1	$19.2

8. Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service ("IRS") could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. During 2013, the IRS completed an examination of the Company's consolidated Federal income tax returns for the years 2005 through 2010, which produced no material change to the Company's net income. The IRS is scheduled to begin an examination of the Company's consolidated Federal income tax returns for the years 2011 through 2013 during the fourth quarter 2014. The Company classifies interest and penalties as income tax expense in the consolidated statement of income.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANAYLSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2014 and 2013
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for 1.3% of consolidated operating revenues for the nine months ended September 30, 2014 and 1.3% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

Pretax operating income reflected moderately lower general insurance earnings and a continuation of renewed profitability in the run-off mortgage guaranty ("MI") line. Losses in the consumer credit indemnity ("CCI") portion of the run-off business, however, offset MI profitability. Year-over-year title insurance operating income was lower as transitory weaknesses in housing-related markets eroded the fast-paced earnings progress of the past three years. Consolidated net income for the 2014 third quarter and year-to-date period was once again enhanced by the realization of substantial gains from sales of investment securities. The major components of consolidated results and related data are summarized in the following table:

Financial Highlights
	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues:
General insurance	$803.2	$729.0	$2,315.4	$2,108.9
Title insurance	478.7	544.5	1,309.8	1,534.9
Corporate and other	16.0	14.9	51.0	49.2
Subtotal	1,298.0	1,288.5	3,676.2	3,693.1
RFIG run-off business	71.4	86.0	216.5	271.3
Total	$1,369.4	$1,374.6	$3,892.7	$3,964.4
Pretax operating income (loss):
General insurance	$60.8	$70.2	$202.4	$209.4
Title insurance	28.2	36.6	59.0	98.6
Corporate and other	0.3	0.8	(1.9)	3.6
Subtotal	89.4	107.8	259.5	311.7
RFIG run-off business	10.4	37.0	(4.2)	72.2
Total	99.8	144.9	255.2	384.0
Realized investment gains (losses):
From sales and fair value adjustments	21.5	4.8	262.8	146.6
From impairments	—	—	—	—
Net realized investment gains (losses)	21.5	4.8	262.8	146.6
Consolidated pretax income (loss)	121.4	149.7	518.0	530.6
Income taxes (credits)	35.5	46.8	171.6	177.5
Net income (loss)	$85.8	$102.9	$346.4	$353.1
Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.14	$0.17	$0.46	$0.49
Title insurance	0.06	0.08	0.13	0.22
Corporate and other	0.03	0.02	0.05	0.05
Subtotal	0.23	0.27	0.64	0.76
RFIG run-off business	0.02	0.08	(0.01)	0.16
Total	0.25	0.35	0.63	0.92
Net realized investment gains (losses)	0.05	0.01	0.58	0.32
Net income (loss)	$0.30	$0.36	$1.21	$1.24
Cash dividends paid per share	$0.1825	$0.1800	$0.5475	$0.5400
Ending book value per share			$15.16	$14.44

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

The recognition of realized investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recording of estimated losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Since late 2013, asset management operations have, in part, been oriented toward an enhancement of income from interest and dividends. To a large extent, this strategy has led to sales of non-income producing or low-yielding securities. Proceeds from these sales have largely been reinvested in higher yielding common shares of American companies with distinguished long-term records of earnings and dividend growth.

General Insurance Results - The table below shows the major components of general insurance profitability.

	General Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
A. Prior to reclassification/Including CCI run-off business:
Net premiums earned	$713.7	$652.5	9.4%	$2,056.8	$1,882.0	9.3%
Net investment income	70.8	61.7	14.8	206.9	185.6	11.5
Benefits and claim costs	571.7	490.6	16.5	1,670.4	1,400.0	19.3
Pretax operating income (loss)	$48.5	$66.6	(27.1)%	$101.5	$198.5	(48.9)%

Claim ratio	80.1%	75.2%	81.2%	74.4%
Expense ratio	21.8	22.9	22.7	23.7
Composite ratio	101.9%	98.1%	103.9%	98.1%

B. All CCI run-off business reclassification(*):
Net premiums earned	$7.2	$7.5	(4.2)%	$21.9	$22.5	(2.8)%
Net investment income	0.1	0.1	10.2	0.4	0.2	41.9%
Benefits and claim costs	19.1	10.7	78.5	121.5	32.5	N/M
Pretax operating income (loss)	$(12.2)	$(3.6)	(233.7)%	$(100.9)	$(10.9)	N/M

Claim ratio	N/M	141.9%	N/M	144.0%
Expense ratio	6.7%	8.4	8.3%	5.7
Composite ratio	N/M	150.3%	N/M	149.7%

C. After reclassification/Total Excluding all CCI run-off business:
Net premiums earned	$706.5	$644.9	9.5%	$2,034.8	$1,859.4	9.4%
Net investment income	70.7	61.6	14.8	206.5	185.3	11.4
Benefits and claim costs	552.5	479.9	15.1	1,548.9	1,367.5	13.3
Pretax operating income (loss)	$60.8	$70.2	(13.5)%	$202.4	$209.4	(3.4)%

Claim ratio	78.2%	74.4%	76.1%	73.5%
Expense ratio	22.0	23.0	22.8	23.9
Composite ratio	100.2%	97.4%	98.9%	97.4%
__________________

(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $11.7 and $99.0 of pretax operating losses for the third quarter and first nine months of 2014, and $3.0 and $9.4 of pretax operating losses for the same respective periods of 2013, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Consolidated general insurance operations, exclusive of the CCI run-off line, produced moderately lower pretax income from combined underwriting/service operations and net investment income. Growth in net premiums earned was slightly higher than the 8.1% gain registered for all of 2013. The continuing benefits of rate improvements and new business production accounted for the greater premium revenues in 2014.

Income from insurance underwriting and related services was lower for this year’s third quarter and year-to-date periods. Claim costs remained under upward pressure for both workers' compensation and general liability coverages while the overall expense ratio trended down slightly. Net investment income benefitted from a larger invested asset base and the higher yields obtained from a greater commitment to dividend-paying equity securities holdings.

Title Insurance Results - Earnings remained positive in Old Republic's title insurance business despite a fairly significant downturn in real estate and mortgage transactions during the past several quarters. The following table reflects key operating trends evidencing these changed market conditions.

	Title Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Net premiums and fees earned	$470.4	$537.2	(12.4)%	$1,285.3	$1,513.1	(15.1)%
Net investment income	7.5	6.5	15.1	22.1	19.4	13.6
Claim costs	28.6	37.7	(24.2)	77.9	104.5	(25.5)
Pretax operating income (loss)	$28.2	$36.6	(23.1)%	$59.0	$98.6	(40.2)%

Claim ratio	6.1%	7.0%	6.1%	6.9%
Expense ratio	89.2	87.0	90.6	87.5
Composite ratio	95.3%	94.0%	96.7%	94.4%

This year’s decline in title insurance premiums and fees resulted mainly from a significant drop in refinance transactions since mid-year 2013. The impact of lower refinance activity was magnified by adverse winter weather conditions earlier in the year which likely deterred consumer spending and purchases, and by a rise in mortgage interest rates beginning mid-year 2013 which hindered mortgage extensions and refinancings. Underwriting-wise, the ratio of claim costs to premiums and fees was lower as claim frequency and severity continued to abate. The expense ratio rose as operating costs were down by a relatively lower percentage than the reduction in revenues

RFIG Run-off Business Results - The table below reflects RFIG’s comparative results before and after the combination of run-off MI and CCI coverages within the single run-off business segment instituted in 2012.

	RFIG Run-off Business
	Quarters Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
A. Prior to reclassification/Excluding CCI run-off business:
Net premiums earned	$57.6	$68.9	(16.5)%	$173.4	$220.5	(21.4)%
Net investment income	6.4	9.3	(31.5)	20.6	27.8	(25.7)
Claim costs	36.7	31.7	15.8	80.0	147.2	(45.6)
Pretax operating income (loss)	$22.6	$40.7	(44.4)%	$96.6	$83.2	16.2%

Claim ratio	63.9%	46.1%	46.2%	66.8%
Expense ratio	7.9	8.4	10.0	8.1
Composite ratio	71.8%	54.5%	56.2%	74.9%

B. CCI run-off business reclassification(*):
Net premiums earned	$7.2	$7.5	(4.2)%	$21.9	$22.5	(2.8)%
Net investment income	0.1	0.1	10.2	0.4	0.2	41.9%
Benefits and claim costs	19.1	10.7	78.5	121.5	32.5	N/M
Pretax operating income (loss)	$(12.2)	$(3.6)	(233.7)%	$(100.9)	$(10.9)	N/M

Claim ratio	N/M	141.9%	N/M	144.0%
Expense ratio	6.7%	8.4	8.3%	5.7
Composite ratio	N/M	150.3%	N/M	149.7%

C. After reclassification/Total RFIG run-off MI and CCI business:
Net premiums earned	$64.8	$76.5	(15.3)%	$195.4	$243.1	(19.6)%
Net investment income	6.5	9.4	(30.9)	21.1	28.1	(25.0)
Benefits and claim costs	55.9	42.5	31.6	201.6	179.8	12.1
Pretax operating income (loss)	$10.4	$37.0	(71.9)%	$(4.2)	$72.2	(105.9)%

Claim ratio	86.3%	55.5%	103.2%	73.9%
Expense ratio	7.8	8.4	9.8	7.9
Composite ratio	94.1%	63.9%	113.0%	81.8%
__________________

(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $11.7 and $99.0 of pretax operating losses for the third quarter and first nine months of 2014, and $3.0 and $9.4 of pretax operating losses for the same respective periods of 2013, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Consistent with a run-off operating mode, the MI and CCI lines posted further declines in 2014 third quarter and year-to-date earned premiums. Investment income also dropped due to a pervasively low yield environment and a declining invested asset base. Downtrends in MI investment income were further accentuated as a greater proportion of investable assets had been allocated to short-term fixed income securities. This higher liquidity was established to fund the July 2014 payment of approximately $657 for previously deferred claim settlements held in reserves. The latter were liquidated following regulatory approval. These payments, which had no income statement effect, reduced claim reserves and thus lessened balance sheet reserve leverage and the financial significance of the MI subsidiaries.

The resumed profitability of mortgage guaranty operations since last year’s second quarter is largely due to much reduced claim provisions and resulting costs. Key factors driving lower MI claim costs relate mostly to the higher rates at which previously reported defaults are cured or otherwise resolved without payment, as well as gradually improving trends in home prices, foreclosures, and real estate activity in general. Since year-end 2012, these factors have led to favorable developments of prior year-end claim reserves. For the third quarters of 2014 and 2013, favorable loss developments resulted in a lowering of claim ratios by 13.7 and 123.9 percentage points, respectively. For the first nine months of each year, the related loss ratio reductions amounted to 75.2 and 105.9 percentage points, respectively. Changes in posted expense ratios for both 2014 periods reflect a continuing drop in earned premiums and charges taken relative to the MI subsidiaries’ attempted recapitalization efforts which were terminated in this year’s first quarter.

CCI results deteriorated significantly in 2014 as ongoing claim litigation costs burdened this portion of the RFIG run-off business. These costs rose materially in this year’s second quarter as greater net reserve provisions were made to cover the final settlement of a litigated case and, for all periods, the ongoing claim litigation with a major lending institution.

Corporate and Other Operations - The combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal services subsidiaries usually produce highly variable results. Earnings variations posted by the combination of these relatively minor elements of Old Republic's business stem from volatility inherent to the small scale of life and accident insurance operations, and net interest costs pertaining to external and intra-system financing arrangements. The interplay of these various operating elements is summarized in the following table:

	Corporate and Other Operations
	Quarters Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Life & accident premiums earned	$14.7	$13.5	8.7%	$46.3	$44.4	4.3%
Net investment income	1.2	1.3	(3.0)	4.5	4.2	8.2
Other income	—	—	(96.8)	—	0.6	(85.7)
Benefits and claim costs	9.3	8.3	11.9	33.2	25.6	29.5
Insurance expenses	6.3	6.6	(4.4)	20.4	21.3	(4.1)
Corporate, interest, and other expenses-net	—	(0.8)	96.5	(0.7)	(1.4)	47.0
Pretax operating income (loss)	$0.3	$0.8	(54.9)%	$(1.9)	$3.6	(153.3)%

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic’s consolidated cash and invested assets as well as the shareholders’ equity account at the dates shown:

		Cash, Invested Assets, and Shareholders' Equity
					% Change
		Sept. 30,	Dec. 31,	Sept. 30,	Sept. '14/	Sept. '14/
		2014	2013	2013	Dec. '13	Sept. '13
	Cash, invested assets, and accrued
investment income:	Fair value basis	$11,104.5	$11,109.1	$10,964.5	—%	1.3%
	Original cost basis	$10,593.2	$10,503.7	$10,345.9	0.9%	2.4%

Shareholders' equity:	Total	$3,922.9	$3,775.0	$3,716.0	3.9%	5.6%
	Per common share	$15.16	$14.64	$14.44	3.6%	5.0%

	Composition of shareholders' equity per share:
	Equity before items below	$13.96	$13.17	$12.98	6.0%	7.6%
	Unrealized investment gains (losses) and other
	accumulated comprehensive income (loss)	1.20	1.47	1.46
	Total	$15.16	$14.64	$14.44	3.6%	5.0%

	Segmented composition of
	shareholders' equity per share:
	Excluding run-off segment	$14.43	$14.69	$14.58	(1.8)%	(1.0)%
	RFIG run-off segment	0.73	(0.05)	(0.14)
	Total	$15.16	$14.64	$14.44	3.6%	5.0%

Cash flow from consolidated operating activities resulted in a deficit of $370.0 for this year's first nine months compared with positive cash flow of $459.0 for the same period in 2013. Excluding the negative cash flow produced by the RFIG run-off business, the remainder of Old Republic's operations posted positive cash flows of $459.6 and $520.2 in the first nine months of 2014 and 2013, respectively.

Old Republic's invested assets are managed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to assure solid funding of insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of their capital accounts. As a result, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

As of September 30, 2014 the consolidated investment portfolio reflected a current allocation of approximately 86 percent to fixed-maturity securities and short-term investments, and 14 percent to equities. Exposure to high quality dividend paying equity securities has been emphasized during the last twelve months or so. Asset quality of the fixed maturity portfolio has remained at high levels.

Changes in shareholders’ equity per share are reflected in the following table. As indicated, the changes resulted mostly from each year’s net income or loss, dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014	2013
Beginning balance	$15.29	$14.64	$14.03
Changes in shareholders' equity:
Net operating income (loss)	0.28	0.68	1.00
Net realized investment gains (losses):
From sales and fair value adjustments	0.05	0.66	0.37
From impairments	—	—	—
Subtotal	0.05	0.66	0.37
Net unrealized investment gains (losses)	(0.26)	(0.23)	(0.61)
Total realized and unrealized investment gains (losses)	(0.21)	0.43	(0.24)
Cash dividends	(0.18)	(0.55)	(0.54)
Stock issuance, foreign exchange, and other transactions	(0.02)	(0.04)	0.19
Net change	(0.13)	0.52	0.41
Ending balance	$15.16	$15.16	$14.44

Capitalization - Old Republic's capitalization rose significantly during this year's third quarter as a 10-year debt issue was distributed in the public capital markets. The following table shows the resulting composition of Old Republic's capital structure as of the dates shown:

	Capitalization
	September 30,	December 31,	September 30,
	2014	2013	2013
Debt:
3.75% Convertible Senior Notes due 2018	$550.0	$550.0	$550.0
4.875% Senior Notes due 2024	400.0	—	—
ESSOP debt with an average yield of approximately 3.7%	15.0	18.0	18.0
Other miscellaneous debt	—	1.2	1.1
Total debt	965.0	569.2	569.2
Common shareholders' equity	3,922.9	3,775.0	3,716.0
Total capitalization	$4,888.0	$4,344.3	$4,285.2

Capitalization ratios:
Debt	19.7%	13.1%	13.3%
Common shareholders' equity	80.3	86.9	86.7
Total	100.0%	100.0%	100.0%

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

FINANCIAL POSITION

The Company's financial position at September 30, 2014 reflected increases in assets, liabilities, and common shareholders' equity of 2.7%, 2.4%, and 3.9%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 65.4% and 67.2% of consolidated assets as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the cash, accrued investment income, and invested asset base decreased slightly to $11,104.5.

Investments - During the first nine months of 2014 and 2013, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding common shares. At both September 30, 2014 and 2013, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At September 30, 2014, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2014. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's available for sale fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	September 30,	December 31,
	2014	2013
Aaa	13.1%	13.9%
Aa	9.5	9.4
A	35.6	35.9
Baa	37.2	39.7
Total investment grade	95.4	98.9
All other (b)	4.6	1.1
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

September 30, 2014	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Basic Industry	$43.6		$3.3
Energy	60.3		1.4
Industrial	56.9		1.0
Consumer Non Durable	18.6		.5
Other (includes 4 industry groups)	25.8		.9
Total	$205.2	(c)	$7.3
__________

(c)	Represents 2.6% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

September 30, 2014	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$214.3		$4.2
U.S. Government & Agencies	207.5		3.7
Energy	114.1		1.7
Health Care	113.7		1.3
Other (includes 16 industry groups)	609.1		7.2
Total	$1,258.9	(d)	$18.3
__________

(d)	Represents 15.8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

September 30, 2014	Cost		Gross Unrealized Losses
Available for Sale:
Equity Securities by Industry Concentration:
Consumer Non Durable	$42.0		$1.6
Energy	29.6		.7
Natural Gas	20.7		.7
Industrial	21.9		.5
Other (includes 3 industry groups)	67.2		.6
Total	$181.5	(e)	$4.2	(f)
__________

(e)	Represents 14.8% of the total available for sale equity securities portfolio.

(f)	Represents .3% of the cost of the total available for sale equity securities portfolio, while gross unrealized gains represent 17.3% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
September 30, 2014	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$8.6	$—	$—	$—
Due after one year through five years	473.3	19.6	3.8	.4
Due after five years through ten years	965.7	183.3	21.1	6.7
Due after ten years	16.4	2.2	.6	.2
Total	$1,464.2	$205.2	$25.7	$7.3

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
September 30, 2014	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Available for Sale:
Fixed Maturity Securities:
One to six months	$7.9	$.4	$—	$8.4
Seven to twelve months	.3	—	—	.3
More than twelve months	15.4	1.5	—	16.9
Total	$23.7	$1.9	$—	$25.7
Equity Securities:
One to six months	$4.2	$—	$—	$4.2
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	$4.2	$—	$—	$4.2

Number of Issues in Loss Position:
Available for Sale:
Fixed Maturity Securities:
One to six months	166	1	—	167
Seven to twelve months	15	—	—	15
More than twelve months	130	2	—	132
Total	311	3	—	314	(g)
Equity Securities:
One to six months	13	—	—	13
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	13	—	—	13	(g)
__________

(g)
At September 30, 2014 the number of issues in an unrealized loss position represent 18.5% as to fixed maturities, and 13.7% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such cost reflects the decline as of a specific point in time (September 30, 2014 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	September 30,	December 31,
	2014	2013
Maturity Ranges:
Due in one year or less	7.3%	9.3%
Due after one year through five years	44.6	46.7
Due after five years through ten years	45.6	41.8
Due after ten years through fifteen years	1.8	1.2
Due after fifteen years	.7	1.0
Total	100.0%	100.0%

Average Maturity in Years	5.0	4.8
Duration (h)	4.3	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.3 as of September 30, 2014 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.3%.

Composition of Unrealized Gains (Losses)

	September 30,	December 31,
	2014	2013
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$7,980.7	$8,477.3
Estimated fair value	8,286.8	8,712.3
Gross unrealized gains	331.7	308.7
Gross unrealized losses	(25.7)	(73.6)
Net unrealized gains (losses)	$306.0	$235.0

Equity Securities:
Original cost	$1,229.1	$632.0
Estimated fair value	1,437.3	1,004.2
Gross unrealized gains	212.4	372.7
Gross unrealized losses	(4.2)	(.5)
Net unrealized gains (losses)	$208.2	$372.1

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $427.2 in dividends from its subsidiaries in 2014 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At September 30, 2014, the Company's consolidated debt to equity ratio was 24.6%.

The Company's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable.

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

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and Republic Mortgage Insurance Company of North Carolina ("RMICNC"). Under the Amended Plan, RMIC and RMICNC was approved to pay 100% of their DPOs accrued as of June 30, 2014 and settle all subsequent valid claims entirely in cash, without establishing any DPOs. In mid-July 2014, in furtherance of the Final Order, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657 relating to fully settled claims charged to periods extending between January 19, 2012 and June 30, 2014. Management believes the Final Order by the NCDOI to RMIC has precluded the aforementioned potential for an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at September 30, 2014 and is expected to be increasingly less significant after payment of the DPO balance and as its run-off book of business extinguishes itself. The approval of the Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Plan in the future as circumstances may warrant.

Capitalization - Old Republic's total capitalization of $4,888.0 at September 30, 2014 consisted of debt of $965.0 and common shareholders' equity of $3,922.9. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended, changes in the fair value of invested assets, and dividend payments.

Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 33 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2011	$2,109.4	$1,362.4	$503.2	$74.9	$4,050.1	13.3%
2012	2,324.4	1,677.4	410.5	58.6	4,471.0	10.4
2013	2,513.7	1,996.1	316.5	59.3	4,885.6	9.3
Nine Months Ended September 30:
2013	1,859.4	1,513.1	243.1	44.4	3,660.1	10.9
2014	2,034.8	1,285.3	195.4	46.3	3,561.9	(2.7)
Quarters Ended September 30:
2013	644.9	537.2	76.5	13.5	1,272.2	8.2
2014	$706.5	$470.4	$64.8	$14.7	$1,256.6	(1.2)%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2011	38.3%	33.6%	4.9%	7.8%	5.9%	9.5%
2012	39.7	33.0	4.2	7.6	6.2	9.3
2013	39.6	32.8	3.8	7.7	6.3	9.8
Nine Months Ended September 30:
2013	39.3	32.8	3.8	7.7	6.3	10.1
2014	40.5	31.8	3.9	7.4	6.3	10.1
Quarters Ended September 30:
2013	38.9	32.3	3.8	7.4	6.8	10.8
2014	40.5%	31.4%	3.9%	7.3%	6.4%	10.5%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2011	32.6%	67.4%
2012	32.3	67.7
2013	27.9	72.1
Nine Months Ended September 30:
2013	28.7	71.3
2014	27.2	72.8
Quarters Ended September 30:
2013	26.6	73.4
2014	27.0%	73.0%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2011	$468.1	$444.9	83.2%	85.3%
2012	387.3	368.0	80.7	85.3
2013	296.6	286.7	79.1	81.9
Nine Months Ended September 30:
2013	228.1	220.5	78.8	80.3
2014	178.8	173.4	82.0%	75.9%
Quarters Ended September 30:
2013	70.8	68.9
2014	$59.3	$57.6

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.7% of total net risk in force as of September 30, 2014, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets accelerated and mortgage lending standards tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans became more significant drivers of increased claim costs.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2011	$14,476.9	$1,017.7	$176.3	$15,671.0
2012	11,911.1	850.7	89.8	12,851.6
2013	9,579.6	704.8	48.5	10,333.0
As of September 30:
2013	10,078.1	736.4	54.9	10,869.5
2014	$8,382.1	$608.0	$34.4	$9,024.7

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2011	6.2%	26.8%	65.7%	1.3%
2012	6.4	27.5	65.0	1.1
2013	6.6	28.1	64.3	1.0
As of September 30:
2013	6.5	28.1	64.3	1.1
2014	6.6%	28.4%	64.1%	.9%

Bulk(a):
As of December 31:
2011	24.0%	32.2%	43.7%	.1%
2012	24.0	32.5	43.3	.2
2013	23.5	33.0	43.3	.2
As of September 30:
2013	23.8	32.8	43.2	.2
2014	24.4%	33.6%	41.9%	.1%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2011	5.1%	36.2%	32.9%	25.8%
2012	4.6	35.2	32.9	27.3
2013	4.2	34.5	32.2	29.1
As of September 30:
2013	4.3	34.5	32.4	28.8
2014	3.9%	34.3%	31.6%	30.2%

Bulk(a):
As of December 31:
2011	57.1%	22.9%	9.8%	10.2%
2012	56.7	23.3	10.0	10.0
2013	56.9	23.4	10.2	9.5
As of September 30:
2013	56.7	23.5	10.1	9.7
2014	55.4%	24.2%	10.5%	9.9%
__________

(a)	Bulk pool risk in-force, which represented 30.3% of total bulk risk in-force at September 30, 2014, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2011	8.8%	7.5%	5.2%	5.0%	5.0%	4.8%	4.3%	3.3%	3.3%	3.0%
2012	8.6	7.7	5.3	5.1	5.0	4.8	4.3	3.5	3.3	3.1
2013	8.3	7.5	5.5	5.2	4.9	4.8	4.4	3.8	3.3	3.2
As of September 30:
2013	8.4	7.6	5.5	5.2	4.9	4.8	4.4	3.8	3.3	3.2
2014	7.9%	7.3%	5.7%	5.2%	4.9%	4.8%	4.3%	4.0%	3.2%	3.3%

		Bulk (a)
	TX	FL	GA	IL	CA	CO	PA	NJ	OH	NY
As of December 31:
2011	5.4%	9.9%	4.3%	4.0%	14.9%	3.0%	3.1%	3.5%	3.9%	6.5%
2012	5.3	9.9	4.3	4.0	13.9	3.0	3.3	3.7	4.0	7.1
2013	5.4	9.3	4.4	3.9	14.1	2.8	3.4	4.0	3.8	7.9
As of September 30:
2013	5.3	9.5	4.3	3.9	14.0	2.9	3.3	4.0	3.9	7.8
2014	5.2%	9.3%	4.5%	4.0%	13.9%	2.9%	3.3%	4.4%	3.8%	7.7%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2011	92.8%	7.2%
2012	92.8	7.2
2013	92.7	7.3
As of September 30:
2013	92.7	7.3
2014	92.7%	7.3%

Bulk (a):
As of December 31:
2011	58.4%	41.6%
2012	58.2	41.8
2013	57.6	42.4
As of September 30:
2013	57.9	42.1
2014	58.9%	41.1%
__________

(a)	Bulk pool risk in-force, which represented 30.3% of total bulk risk in-force at September 30, 2014, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2011	97.0%	3.0%
2012	97.1	2.9
2013	97.2	2.8
As of September 30:
2013	97.2	2.8
2014	97.2%	2.8%

Bulk (a):
As of December 31:
2011	71.0%	29.0%
2012	72.6	27.4
2013	74.3	25.7
As of September 30:
2013	73.8	26.2
2014	73.8%	26.2%
__________

(a)	Bulk pool risk in-force, which represented 30.3% of total bulk risk in-force at September 30, 2014, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2011	$58.3	$1,263.1
2012	42.4	1,141.6
2013	29.8	989.4
Nine Months Ended September 30:
2013	22.5	1,013.8
2014	21.9	$878.6
Quarters Ended September 30:
2013	7.5
2014	$7.2

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2012	$6,742.7	$785.7	$1,766.3	$450.1	$9,744.9	$863.8	$10,608.8
2013	7,280.1	876.5	1,681.3	422.5	10,260.6	607.8	10,868.5
As of September 30:
2013	6,993.6	865.1	1,700.0	535.4	10,094.3	621.2	10,715.5
2014	$7,608.7	$858.4	$978.5	$834.1	$10,279.8	$513.8	$10,793.7

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2011	$270.5	$27.3	$59.3	$7.4	$364.6	3.71%	3.51%
2012	264.9	27.3	36.3	7.9	336.5	3.40	3.19
2013	249.6	26.6	36.8	5.6	318.7	3.17	2.97
Nine Months Ended
September 30:
2013	185.3	19.4	28.1	4.2	237.2	3.17	2.97
2014	206.5	22.1	21.1	4.5	254.3	3.30	3.13
Quarters Ended
September 30:
2013	61.6	6.5	9.4	1.3	78.9	3.14	2.96
2014	$70.7	$7.5	$6.5	$1.2	$86.1	3.31%	3.14%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first nine months of 2014 and 2013, 43.7% and 85.7%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. The amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities and Fair Value Adjustments			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2011	$142.6	$23.1	$165.8	$—	$(50.2)	$(50.2)	$115.5
2012	32.7	15.3	48.1	—	(.2)	(.2)	47.8
2013	1.7	146.3	148.1	—	—	—	148.1
Nine Months Ended
September 30:
2013	.2	146.3	146.6	—	—	—	146.6
2014	24.9	237.9	262.8	—	—	—	262.8
Quarters Ended
September 30:
2013	(3.5)	8.4	4.8	—	—	—	4.8
2014	$3.7	$17.7	$21.5	$—	$—	$—	$21.5

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of September 30, 2014 and December 31, 2013:

	Claim and Loss Adjustment Expense Reserves
	September 30, 2014		December 31, 2013
	Gross	Net	Gross	Net

Workers' compensation	$4,057.9	$2,379.8	$3,802.1	$2,184.9
General liability	1,474.8	666.4	1,407.7	647.9
Commercial automobile (mostly trucking)	1,285.5	1,039.5	1,228.6	1,014.2
Other coverages	508.5	343.2	501.0	343.3
Unallocated loss adjustment expense reserves	227.2	162.1	195.6	143.7
Total general insurance reserves	7,554.1	4,591.2	7,135.2	4,334.1
Title	507.0	507.0	471.5	471.5
RFIG Run-off (a)	951.6	939.3	1,806.8	1,774.2
Life and accident	22.0	17.2	19.8	16.8
Total claim and loss adjustment expense reserves	$9,034.9	$6,054.9	$9,433.5	$6,596.8
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$137.7	$111.6	$159.7	$121.3
% of total general insurance reserves	1.8%	2.4%	2.2%	2.8%

__________

(a) In mid-July 2014, in furtherance of the Final Order, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657 relating to fully settled claims charged to periods extending between January 19, 2012 and June 30, 2014.

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Nine Months Ended September 30,
	2014	2013
Net reserve increase (decrease):
General Insurance	$257.1	$173.3
Title Insurance	35.4	62.4
RFIG Run-off	(834.9)	(170.7)
Other	.4	(1.2)
Total	$(541.8)	$63.7

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	September 30,	December 31,
	2014	2013
General Insurance	$2,174.1	$2,118.4
Title Insurance	436.9	407.1
RFIG Run-off	142.8	121.3
Other	5.2	4.0
Total	$2,759.1	$2,651.0

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

	September 30,	September 30,	December 31,	December 31,
	2014	2013	2013	2012
Estimated reduction in beginning reserve	$115.2	$174.9	$174.9	$313.2
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	36.8	60.8	80.5	111.7
Prior year	12.3	92.2	71.9	12.2
Sub-total	49.2	153.1	152.5	124.0
Estimated rescission reduction in settled claims	(79.6)	(192.0)	(212.2)	(262.3)
Estimated reduction in ending reserve	$84.8	$136.0	$115.2	$174.9

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2011	69.2%	7.8%	230.5%	68.3%
2012	73.0	7.2	221.8	61.9
2013	73.6	6.7	68.8	45.8
Nine Months Ended September 30:
2013	73.5	6.9	73.9	45.8
2014	76.1	6.1	103.2	52.3
Quarters Ended September 30:
2013	74.4	7.0	55.5	44.7
2014	78.2%	6.1%	86.3%	51.4%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows :

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2011	69.2%	71.9%	72.3%	39.2%	70.4%	64.6%	62.8%
2012	73.0	75.3	78.6	29.6	71.6	63.8	65.6
2013	73.6	76.1	79.6	21.4	59.6	78.5	67.8
Nine Months Ended
September 30:
2013	73.5	76.5	78.6	30.7	62.8	68.3	68.9
2014	76.1	74.5	84.2	32.7	65.4	85.6	66.8
Quarters Ended
September 30:
2013	74.4	72.5	81.5	28.2	66.3	68.9	67.5
2014	78.2%	73.6%	86.6%	28.2%	68.9%	94.2%	70.6%

The overall general insurance claims ratio shows a gradually increasing trend for the past three years. Claims ratios for the periods presented were affected by higher loss costs as workers' compensation and general liability losses continued to experience greater-than-expected severity.

During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily due to the commercial automobile, general aviation, and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in workers' compensation and general liability coverages and by ongoing development of asbestos and environmental ("A&E") claim reserves.

Unfavorable developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, typically workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.0 years (gross) and 6.4 years (net of reinsurance) as of September 30, 2014 and 5.5 years (gross) and 7.8 years (net of reinsurance) as of December 31, 2013. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2013.

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

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2011	$48,254	$54,956	14.89%	21.90%	$279.5
2012	46,376	53,221	14.70	21.57	262.3
2013	44,678	46,395	13.09	18.73	212.2
Nine Months Ended September 30:
2013	44,971	47,250	13.03	19.06	192.0
2014	45,537	45,623	11.19%	20.30%	79.6
Quarters Ended September 30:
2013	44,935	46,538			72.0
2014	$46,390	$45,202			$18.3
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	VA
As of December 31:
2011	8.4%	32.2%	15.4%	20.6%	17.1%	12.2%	12.1%	15.4%	23.5%	11.5%
2012	7.9	31.6	13.7	20.8	14.1	11.2	13.9	15.6	26.6	10.8
2013	8.0	25.9	11.2	16.6	9.6	10.3	14.1	14.3	26.3	9.2
As of September 30:
2013	7.6	26.7	11.1	17.3	10.0	10.1	13.7	14.1	25.7	9.0
2014	7.3%	19.4%	9.2%	13.4%	7.5%	8.8%	12.6%	11.8%	25.6%	7.7%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	CO	PA	OH	NJ	NY
As of December 31:
2011	14.1%	34.0%	19.5%	26.3%	21.8%	13.4%	20.1%	19.1%	28.2%	23.0%
2012	13.7	34.2	17.9	27.2	17.6	12.6	21.4	19.5	32.5	25.5
2013	12.6	28.8	14.2	21.4	13.2	10.7	19.9	16.8	31.1	23.8
As of September 30:
2013	12.3	30.3	13.3	21.4	14.0	11.8	19.4	17.7	31.0	24.6
2014	15.1%	27.4%	13.8%	22.3%	14.5%	11.8%	23.2%	16.7%	38.1%	35.1%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	NY
As of December 31:
2011	8.8%	31.6%	15.4%	20.5%	18.1%	11.7%	12.7%	15.7%	24.0%	19.0%
2012	8.4	31.3	13.8	21.3	15.2	11.1	14.5	16.0	27.4	23.0
2013	8.4	26.4	11.5	17.0	10.7	10.8	14.6	14.6	27.1	22.8
As of September 30:
2013	8.0	27.3	11.4	17.6	11.3	10.7	14.2	14.5	26.5	22.7
2014	7.9%	20.8%	9.6%	14.2%	9.5%	9.4%	13.4%	12.3%	27.2%	25.4%
__________

(b)	As determined by risk in force as of September 30, 2014, these 10 states represent approximately 50.7%, 59.0%, and 50.9%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2011	$111.8	191.7%	$102.9	176.5%	4.4%	$166.1
2012	73.8	173.9	112.8	265.7	3.9	98.1
2013	48.5	162.9	44.5	149.4	2.6	54.4
Nine Months Ended
September 30:
2013	39.6	175.3	32.5	144.0	3.1	44.7
2014	87.7	N/M	121.5	N/M	2.1%	20.5
Quarters Ended
September 30:
2013	11.7	156.0%	10.7	141.9%		6.7
2014	$69.7	N/M	$19.1	N/M		$4.5
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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2011	25.2%	91.2%	22.1%	47.5%
2012	25.7	89.6	10.4	48.5
2013	23.7	88.0	8.1	49.2
Nine Months Ended September 30:
2013	23.9	87.5	7.9	49.4
2014	22.8	90.6	9.8	46.8
Quarters Ended September 30:
2013	23.0	87.0	8.4	49.4
2014	22.0%	89.2%	7.8%	46.7%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The general insurance expense ratio for 2012 was impacted by a charge related to previously deferred acquisition costs stemming from new accounting guidance issued by the FASB. The title insurance expense ratio for the current periods rose as operating costs were down by a relatively lower percentage than the reduction in revenues. The 2011 RFIG Run-off expense ratio reflects an accrual of employment severance and similar costs, and the elimination of previously deferred acquisition costs. The lower 2012 and 2013 operating expense ratios reflect ongoing cost control geared to a run-off operation. Changes in posted expense ratios for both 2014 periods reflect a continuing drop in earned premiums and charges taken relative to the attempted recapitalization efforts which were terminated in this year's first quarter.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2011	94.4%	99.0%	252.6%	115.8%
2012	98.7	96.8	232.2	110.4
2013	97.3	94.7	76.9	95.0
Nine Months Ended September 30:
2013	97.4	94.4	81.8	95.2
2014	98.9	96.7	113.0	99.1
Quarters Ended September 30:
2013	97.4	94.0	63.9	94.1
2014	100.2%	95.3%	94.1%	98.1%

Expenses: Income Taxes

The effective consolidated income tax rates were 29.3% and 33.1% in the third quarter and first nine months of 2014, compared to 31.3% and 33.5% in the third quarter and first nine months of 2013. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and for the 2014 periods, interest on prior period income tax recoveries.

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

Some of the oral or written statements made in the Company's reports, press releases, and conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General Insurance segment, its results can be affected, in particular, by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Title Insurance and RFIG Run-off results can be affected by similar factors and by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Life and accident insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company's widespread operations.

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

Old Republic's market risk exposures at September 30, 2014, have not materially changed from those identified in the Company's 2013 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	October 31, 2014

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