Form 10-K
period 2014-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2015-03-02
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)
For the fiscal year ended: December 31, 2014 OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☒                    Accelerated filer ☐
Non-accelerated filer    ☐                    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes: / No:X
The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Personal Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2014, the last day of the registrant's most recently completed second fiscal quarter, was $3,970,584,808.
The registrant had 260,998,263 shares of Common Stock outstanding as of January 31, 2015.
Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy statement for the 2015 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 111)	III, Items 10, 11, 12, 13 and 14 IV, Item 15
______________________________________
There are 112 pages in this report

PART I

Item 1 - Business

(a) General Description of Business. Old Republic International Corporation is a Chicago based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations principally through a number of regulated insurance company subsidiaries organized into three major segments, namely, it's General Insurance Group (property and liability insurance), Title Insurance Group, and the Republic Financial Indemnity Group ("RFIG") (mortgage guaranty ("MI") and consumer credit indemnity ("CCI")) Run-off Business. References herein to such groups apply to the Company's subsidiaries engaged in these respective segments of business. The results of a small life and accident insurance business are included within the corporate and other caption of this report. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise managed for the long run. The business is therefore conducted with a primary focus on the achievement of favorable underwriting results over cycles, and on the maintenance of financial soundness in support of the subsidiaries' long-term obligations to insurance beneficiaries. To achieve these objectives, adherence to certain basic insurance risk management principles is stressed, and asset diversification and quality are emphasized. The underwriting principles encompass:

•	Disciplined risk selection, evaluation, and pricing to reduce uncertainty and adverse selection;

•	Enhancing the predictability of expected outcomes through insurance of the largest number of homogeneous risks as to each type of coverage;

•	Reducing the insurance portfolio risk profile through:

•	diversification and spread of insured risks; and

•	assimilation of uncorrelated asset and liability exposures across economic sectors that tend to offset or counterbalance one another; and

•	Effective management of gross and net limits of liability through appropriate use of reinsurance.

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from shareholders' capital. Investment management aims for stability of income from interest and dividends, protection of capital, and assuring sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed maturity and equity securities for long periods of time is in turn enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in large capitalization equity securities with necessary market liquidity.

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

Financial Information Relating to Segments of Business (a)

Net Revenues (b)	($ in Millions)
Years Ended December 31:	2014	2013	2012
General	$3,113.5	$2,849.9	$2,699.4
Title	1,791.6	2,025.6	1,707.1
Corporate & Other - net (c)	70.0	65.6	68.3
Subtotal	4,975.3	4,941.1	4,474.9
RFIG Run-off	282.9	353.4	447.3
Subtotal	5,258.3	5,294.5	4,922.2
Consolidated realized investment gains (losses)	272.3	148.1	47.8
Consolidated	$5,530.7	$5,442.7	$4,970.1

Income (Loss) Before Taxes
Years Ended December 31:	2014	2013	2012
General	$221.3	$288.3	$261.0
Title	99.5	124.3	73.8
Corporate & Other - net (c)	5.7	2.1	(2.7)
Subtotal	326.7	414.7	332.1
RFIG Run-off	10.3	110.0	(508.6)
Subtotal	337.1	524.8	(176.4)
Consolidated realized investment gains (losses)	272.3	148.1	47.8
Consolidated	$609.4	$672.9	$(128.5)

Assets
As of December 31:	2014	2013	2012
General	$14,251.8	$13,276.6	$12,770.2
Title	1,243.0	1,185.5	1,076.5
Corporate & Other - net (c)	384.8	249.8	328.9
Subtotal	15,879.7	14,712.0	14,175.6
RFIG Run-off	1,108.4	1,822.3	2,051.1
Consolidated	$16,988.1	$16,534.4	$16,226.8

Shareholders' Equity
As of December 31:	2014	2013	2012
General (d)	$2,963.0	$2,986.3	$2,992.3
Title (d)	463.4	445.2	400.9
Corporate & Other - net (c)	291.5	357.2	259.6
Subtotal	3,718.0	3,788.8	3,652.9
RFIG Run-off (d)	206.0	(13.8)	(56.6)
Consolidated	$3,924.0	$3,775.0	$3,596.2

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

(d)
Shareholders' equity excludes intercompany financing arrangements for the following segments: General - $740.6, $585.6, and $489.4 as of December 31, 2014, 2013, and 2012, respectively; Title - $173.9 as of December 31, 2014 and $143.9 as of December 31, 2013 and 2012; RFIG Run-off - $- as of December 31, 2014, 2013, and 2012.

General Insurance Group
Old Republic's General Insurance segment is best characterized as a commercial lines insurance business with a strong focus on liability insurance coverages. Most of these coverages are provided to businesses, government, and other institutions. The Company does not have a meaningful exposure to personal lines insurance such as homeowners and private automobile coverages, nor does it insure significant amounts of commercial or other real property. In continuance of its commercial lines orientation, Old Republic also focuses on specific sectors of the North American economy, most prominently the transportation (trucking and general aviation), commercial construction, healthcare, education, retail and wholesale, forest products, energy, general manufacturing, and financial services industries. In managing the insurance risks it undertakes, the Company employs various underwriting and loss mitigation techniques such as utilization of policy deductibles, captive insurance risk-sharing arrangements, and retrospective rating and policyholder dividend plans. These underwriting techniques are intended to better correlate premium charges with the ultimate claims experience of individual or groups of assureds.
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
Commercial Multi-Peril ("CMP")(1920's): Policies afford liability coverage for claims arising from the acts of owners or employees, and protection for the physical assets of businesses.
Financial Indemnity: Multiple types of specialty coverages, including most prominently the following four, are underwritten by Old Republic within this financial indemnity products classification.
Errors & Omissions("E&O")/Directors & Officers ("D&O")(1983): E&O liability policies are written for non-medical professional service providers such as lawyers, architects, and consultants, and provide coverage for legal expenses, and indemnity settlements for claims alleging breaches of professional standards. D&O coverage provides for the payment of legal expenses, and indemnity settlements for claims made against the directors and officers of corporations from a variety of sources, most typically shareholders.
Fidelity (1981): Bonds cover the exposures of financial institutions and commercial and other enterprises for losses of monies or debt and equity securities due to acts of employee dishonesty.
Guaranteed Asset Protection ("GAP")(2003): This insurance indemnifies an automobile loan borrower for the dollar value difference between an insurance company's liability for the total loss (remaining cash value) of an insured vehicle and the amount still owed on an automobile loan.
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
______
(Parenthetical dates refer to the year(s) when Old Republic's Companies began underwriting the coverages)
______

Commercial automobile, general liability and workers' compensation insurance policy coverages are typically produced in tandem for many assureds. For 2014, production of workers' compensation direct insurance premiums accounted for approximately 37.6% of consolidated General Insurance Group direct premiums written, while commercial automobile and general liability direct premium production amounted to approximately 27.5% and 11.3%, respectively, of such consolidated totals.

Approximately 91% of general insurance premiums are produced through independent agency or brokerage channels, while the remaining 9% is obtained through direct production facilities.

Title Insurance Group

Old Republic's flagship title insurance company was founded in 1907. The Title Insurance Group's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2014, approximately 27% of the Company's consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned agency and service subsidiaries of the Company), while the remaining 73% emanated from independent title agents and underwritten title companies.

There are two basic types of title insurance policies: lenders' policies and owners' policies. Both are issued for a one-time premium. Most mortgages made in the United States are extended by mortgage bankers, savings and commercial banks, state and federal agencies, and life insurance companies. These financial institutions secure title insurance policies to protect their mortgagees' interest in the real property. This protection remains in effect for as long as the mortgagee has an interest in the property. A separate title insurance policy may be issued to the owner of the real estate. An owner's policy of title insurance protects an owner's interest in the title to the property.

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

In connection with its title insurance operations, Old Republic also provides escrow closing and construction disbursement services, as well as real estate information products, national default management services, and a variety of other services pertaining to real estate transfers and loan transactions.

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

Traditional primary insurance was issued on an individual loan basis to mortgage bankers, brokers, commercial banks and savings institutions through a network of Company-managed underwriting sites located throughout the country. Traditional primary loans were individually reviewed (except for loans insured under delegated approval programs) and priced according to filed premium rates. In underwriting traditional primary business, the Company generally adhered to the underwriting guidelines published by Fannie Mae or Freddie Mac, purchasers of many of the loans the Company insured. Delegated underwriting programs allowed approved lenders to commit the Company to insure loans provided they adhered to predetermined underwriting guidelines.

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

Before insuring any loans, the Company issued to each approved customer a master policy outlining the terms and conditions under which coverage would be provided. Primary business was then produced via the issuance of a commitment/certificate for each loan submitted and approved for insurance. In the case of business providing pool coverage, a separate pool insurance policy was issued covering the particular loans applicable to each transaction.

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

As reported in earlier periods, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC"), had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011 and, as a consequence, RMIC and its sister company Republic Insurance Company of North Carolina ("RMICNC"), discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. They were placed under the North Carolina Department of Insurance's ("NCDOI") administrative supervision the following year and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and RMICNC. Under the Amended Plan, RMIC and RMICNC were authorized to pay 100% of their DPOs accrued as of June 30, 2014, and to settle all subsequent valid claims entirely in cash, without establishing any DPOs. In anticipation of receiving this Final Order, ORI contributed $125.0 million in cash and securities to RMIC in June 2014. In mid-July 2014, in furtherance of the Final Order, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657.0 million relating to fully settled claims charged to periods extending between January 19, 2012 and June 30, 2014. Both subsidiaries remain under the supervision of the NCDOI as they continue to operate in run-off mode. The approval of the Amended Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Amended Plan in the future as circumstances may warrant.

RMIC's evaluation of the potential long-term underwriting performance of the run-off book of business is based on various modeling techniques. The resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's standard model of forecasted results extending through 2022 continues to reflect ultimate profitability for the book of business.

A long-used RMIC standard model indicates that underwriting performance of the book of business should, in the aggregate, be positive over the extended ten year run-off period assumed to end on or about December 31, 2022. As of December 31, 2014, it is nonetheless possible that MI operating results could be negative in the near term. As of December 31, 2014, the total statutory capital, inclusive of a contingency reserve of $167.8 million, in RFIG's mortgage insurance subsidiaries was approximately $222.9 million. As of the same date, RFIG's consolidated GAAP capitalization amounted to $206.0 million.
CCI policies, which have been issued by the Company since 1954, provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of loan balances by individual buyers and borrowers. Claim costs are typically affected by unemployment, bankruptcy, and other issues leading to failures to pay. During 2008, the Company ceased the underwriting of new policies and the existing book of business was placed in run-off operating mode. During 2014, CCI underwriting performance was affected negatively by significant litigation costs arising from claims by and against a major banking institution.

Corporate and Other Operations

Corporate and other operations include the accounts of a small life and accident insurance business as well as those of the parent holding company and several minor corporate services subsidiaries that perform investment management, payroll, administrative and minor marketing services. The life and accident business registered net premium revenues of $60.7 million, $59.6 million, and $58.9 million in 2014, 2013 and 2012, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic's general insurance operations. Production of term life insurance, accounting for net premiums earned of $11.9 million, $13.0 million, and $13.3 million in 2014, 2013 and 2012, respectively, was terminated and placed in run off as of year end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company's insurance segments.

	($ in Millions)
Years Ended December 31:	2014	2013	2012
General Insurance Group:
Overall Experience: (d)
Net Premiums Earned	$2,735.6	$2,513.7	$2,324.4
Benefits and Claim Ratio	77.9%	73.6%	73.0%
Expense Ratio	22.9	23.7	25.7
Composite Ratio	100.8%	97.3%	98.7%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$873.5	$824.2	$767.0
Benefits and Claim Ratio	74.0%	76.1%	75.3%

Workers' Compensation:
Net Premiums Earned	$1,109.6	$997.1	$924.9
Benefits and Claim Ratio	89.2%	79.6%	78.6%

General Liability:
Net Premiums Earned	$170.0	$158.4	$145.2
Benefits and Claim Ratio	88.2%	78.5%	63.8%

Three Above Coverages Combined:
Net Premiums Earned	$2,153.2	$1,979.9	$1,837.2
Benefits and Claim Ratio	82.9%	78.0%	76.1%

Financial Indemnity: (a)(d)
Net Premiums Earned	$105.9	$95.9	$97.2
Benefits and Claim Ratio	25.6%	21.4%	29.6%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$206.3	$193.5	$177.2
Benefits and Claim Ratio	65.7%	59.6%	71.6%

Home and Automobile Warranty:
Net Premiums Earned	$213.1	$187.8	$161.1
Benefits and Claim Ratio	65.1%	70.4%	68.8%

Other Coverages: (b)
Net Premiums Earned	$57.1	$59.2	$54.6
Benefits and Claim Ratio	77.9%	59.4%	56.1%

Title Insurance Group: (c)
Net Premiums Earned	$1,394.4	$1,567.1	$1,250.2
Combined Net Premiums & Fees Earned	$1,759.2	$1,996.1	$1,677.4
Claim Ratio	5.2%	6.7%	7.2%
Expense Ratio	90.4	88.0	89.6
Composite Ratio	95.6%	94.7%	96.8%

RFIG Run-off Business: (d)
Net Premiums Earned	$255.4	$316.5	$410.5
Claim Ratio	97.2%	68.8%	221.8%
Expense Ratio	9.5	8.1	10.4
Composite Ratio	106.7%	76.9%	232.2%

All Coverages Consolidated:
Net Premiums & Fees Earned	$4,811.1	$4,885.6	$4,471.0
Benefits and Claim Ratio	52.3%	45.8%	61.9%
Expense Ratio	47.1	49.2	48.5
Composite Ratio	99.4%	95.0%	110.4%
__________

Any necessary reclassifications of prior years' data are reflected in the above table to conform to current presentation.

(a)	Consists principally of fidelity, surety, executive indemnity (directors & officers and errors & omissions), and GAP coverages.

(b)	Consists principally of aviation and travel accident coverages.

(c)	Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.
(d) Consumer credit indemnity coverages are reported within the RFIG Run-off segment and have been excluded from the General Insurance Group.

The effect of the reclassified CCI coverage from the General Insurance Group's overall and financial indemnity underwriting statistics to the RFIG Run-off Business were as follows:

	($ in Millions)
Years Ended December 31:	2014	2013	2012
General insurance overall experience:
Increase (decrease) in net premiums earned	$(27.7)	$(29.8)	$(42.4)
Percentage point increase (decrease) in claim ratio	(4.2)%	(.9)%	(3.4)%
Percentage point increase (decrease) in expense ratio	.1	.2	.2
Percentage point increase (decrease) in composite ratio	(4.1)%	(.7)%	(3.2)%

Financial Indemnity coverages:
Increase (decrease) in net premiums earned	$(27.7)	$(29.8)	$(42.4)
Percentage point increase (decrease) in claim ratio	(97.3)%	(30.3)%	(71.8)%

RFIG Run-off Business:
Increase (decrease) in net premiums earned	$27.7	$29.8	$42.4
Percentage point increase (decrease) in claim ratio	48.4%	8.4%	5.1%
Percentage point increase (decrease) in expense ratio	(.2)	(.1)	—
Percentage point increase (decrease) in composite ratio	48.2%	8.3%	5.1%

Net Premiums Earned

General insurance favorable premium trends in workers' compensation, general liability, and several other general insurance coverages were mainly responsible for revenue growth in 2014 and 2013. The Company's targeted insurance underwriting services in such fields as aviation, construction, energy, home warranty, trucking, and large account risk management provided the main impetus to this growth. Similar trends for worker's compensation and liability insurance lines within the construction, trucking, and large account risk management business were experienced in 2012. The combination of a generally improving rate environment for most coverages and the slowly strengthening pace of U.S. economic activity were major contributing factors in these regards.

Title insurance premiums and fees increased in 2013 and 2012 mostly due to market share gains, steadily improving housing sales and related financing transactions, and a relatively low mortgage interest rate environment. The decline in premium and fees in 2014 was mainly caused by the significant drop in refinance transactions from higher levels reached in 2013.

RFIG Run-off earned premium volume has reflected a continuing decline since 2012 due to the natural outcome of a run-off book of business devoid of new premium production since at least 2011. Other adverse factors included the continuation of elevated levels of premium refunds related to claim rescissions and the termination of certain mortgage guaranty pool insurance contracts in 2010. Moreover, mortgage guaranty new business volume prior to August, 2011 was weakened by a downturn in overall mortgage originations, lower industry-wide penetration of the nation's mortgage market, and the continuing effects of more selective underwriting guidelines in place since late 2007.

Claim Ratios

Variations in claim ratios are typically caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and incurred but not reported claims and claim expenses. As demonstrated in the preceding table, the Company can therefore experience period-to-period volatility in the underwriting results posted for individual coverages. In light of Old Republic's basic underwriting focus in managing its business, a long-term objective has been to dampen this volatility by diversifying coverages offered and industries served.

The claim ratios include loss adjustment expenses where appropriate. Policyholders' dividends, which apply principally to workers' compensation insurance, are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends.

The overall general insurance 2014, 2013 and 2012 claim ratio remained at relatively high levels as workers' compensation and general liability loss costs continued to reflect greater-than-expected severity. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Given this concurrent underwriting approach, an evaluation of trends in premiums, claim and dividend ratios for these individual coverages is more appropriately considered in the aggregate. During 2014, the Company experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2011 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions.

Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with changes in loss severity and frequency. Changes in commercial automobile claim ratios are primarily due to fluctuations in claim frequencies. Loss ratios for workers' compensation and liability insurance can reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. Additionally, workers' compensation claim costs in particular are affected by a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, and self-insured or deductible insurance programs that are intended to mitigate claim costs over time. Claim ratios for a relatively small book of general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestos and environmental claims exposures.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Claims ratios in the most recent years have trended down as the economic downturn and stresses in the housing and related mortgage lending industries that began in mid-year 2007 continue to subside at a moderate pace.

RFIG Run-off - mortgage guaranty claim ratios were significantly lower in 2014 and 2013, due to the combined effects of further reductions in newly reported defaults and a rising rate at which previously reported defaults have cured or otherwise been resolved without payment. These factors led to highly favorable developments of prior year-end claim reserves during 2014 and 2013. These (favorable) reserve developments accounted for (reductions) of (69.3) and (88.2) percentage points points in the reported claim ratio for years ended December 31, 2014 and 2013, respectively. By contrast, unfavorable developments of year-end 2011 reserves in 2012 raised the latter year's reported claim ratios by 31.6 percentage points. The disparate development patterns in previously established claim reserves are reflective of improving trends in home prices, foreclosure activity, and real estate markets generally.

2012 and prior years' reserve provisions were impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and high unemployment. Trends in expected and actual claim frequency and severity have been affected to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation; more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan; increases in housing supply relative to recent demand; historically high levels of coverage rescissions and claim denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines; and changes in claim settlement costs. The latter are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

RFIG Run-off - CCI results deteriorated significantly in 2014 as ongoing litigation costs burdened this portion of the RFIG Run-off Business. These costs rose materially in 2014 as greater net reserve provisions were required to cover the final settlement of a litigated case and the ongoing claim litigation with a major lending institution. 2013 CCI performance was most favorably affected by lower claim provisions resulting from improving delinquency trends and greater than anticipated claim salvage recoveries. 2012 operating performance was impacted by much greater claim costs driven by higher estimates of continuing claim litigation and reduced expectation of salvage recoveries on cumulative claims incurred.

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

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $240.7 million, $241.4 million and $230.8 million, as of December 31, 2014, 2013 and 2012, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are fundamentally of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above noted reasons.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2014, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2014 and 2013, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $128.8 million and $159.7 million gross, respectively, and $106.2 million and $121.3 million net of reinsurance, respectively. Based on average annual claims payments during the five most recent calendar years, such reserves represented 4.5 years (gross) and 6.1 years (net of reinsurance) as of December 31, 2014 and 5.5 years (gross) and 7.8 years (net of reinsurance) as of December 31, 2013. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2014, incurred A&E claim and related loss settlement costs have averaged .3% of average annual General Insurance Group claims and related settlement costs.

Over the years, the subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion summary should be regarded as a basic outline of the subject and not as a definitive presentation. The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate reserves have generally resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made nor is any guaranty given that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates.

The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 2004 through 2014.

		($ in Millions)
(a)	As of December 31(6)(7):	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
(b)	Liability (1) for unpaid claims and claim adjustment expenses(2):	$4,597	$4,197	$3,936	$3,769	$3,779	$3,229	$3,222	$3,175	$2,924	$2,414	$2,182

(c)	Paid (cumulative) as of (3):
	One year later	—%	25.1%	22.2%	24.1%	24.0%	26.0%	27.8%	29.0%	25.5%	15.8%	25.7%
	Two years later	—	—	39.8	38.4	39.2	38.6	41.4	43.6	41.4	32.4	34.2
	Three years later	—	—	—	51.3	48.7	47.4	50.3	52.1	51.5	44.2	45.1
	Four years later	—	—	—	—	58.1	54.5	56.3	58.0	57.0	51.8	52.2
	Five years later	—	—	—	—	—	61.2	62.1	62.6	61.5	55.8	57.6
	Six years later	—	—	—	—	—	—	66.5	66.8	65.4	59.7	60.3
	Seven years later	—	—	—	—	—	—	—	69.9	68.4	63.0	63.3
	Eight years later	—	—	—	—	—	—	—	—	71.1	65.6	66.1
	Nine years later	—	—	—	—	—	—	—	—	—	68.3	68.3
	Ten years later	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	70.6%
(d)	Liability reestimated (i.e., cumulative payments plus reestimated ending liability)
	As of (4):
	One year later	—%	104.5%	99.0%	99.5%	96.1%	97.6%	98.2%	97.4%	96.2%	95.2%	97.6%
	Two years later	—	—	103.7	98.5	96.3	94.6	95.1	94.9	94.3	92.3	94.8
	Three years later	—	—	—	103.6	95.5	93.3	93.1	92.5	92.4	90.4	93.3
	Four years later	—	—	—	—	99.7	91.8	91.8	90.9	90.2	88.4	92.2
	Five years later	—	—	—	—	—	93.6	91.1	89.9	89.0	87.3	91.6
	Six years later	—	—	—	—	—	—	91.2	89.3	87.7	86.6	91.1
	Seven years later	—	—	—	—	—	—	—	89.2	87.5	85.6	90.5
	Eight years later	—	—	—	—	—	—	—	—	87.5	85.3	89.9
	Nine years later	—	—	—	—	—	—	—	—	—	85.4	89.8
	Ten years later	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	90.1%
(e)	Redundancy (deficiency)(5) for each year-end	—%	(4.5)%	(3.7)%	(3.6)%	.3%	6.4%	8.8%	10.8%	12.5%	14.6%	9.9%
	Average redundancy (deficiency) for all year-ends	4.0%
__________

(1)	Amounts are reported net of reinsurance.

(2)	Excluding unallocated loss adjustment expense reserves.

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

(7)
CCI coverages have been fully retained in this historical table for all years presented. In connection with the previously noted MI/CCI combination, certain General Insurance Group companies retain losses pursuant to various quota share and stop loss reinsurance agreements.

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

During 2014, the Company experienced unfavorable developments of previously established reserves for accidents or events which occured in 2011 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. These adverse developments in 2014 are reflected in the percentage deficiencies shown in the columns for 2011 to 2013 and in the lower redundancies shown in the columns for 2009 and 2010.

The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

		($ in Millions)
Years Ended December 31: (1)		2014	2013	2012	2011	2010		2009	2008	2007	2006	2005	2004

(a)	Beginning net reserves	$4,197	$3,936	$3,769	$3,779	$3,819	*	$3,222	$3,175	$2,924	$2,414	$2,182	$1,964
Incurred claims and claim expenses:
(b)	Current year provision	1,897	1,762	1,652	1,582	1,351		1,343	1,452	1,490	1,295	1,191	1,070
(c)	Change in prior years' provision	190	(40)	(19)	(149)	(76)		(56)	(83)	(110)	(116)	(52)	(55)
(d)	Total incurred	2,088	1,722	1,632	1,432	1,275		1,287	1,369	1,379	1,179	1,138	1,014
Claim payments on:
(e)	Current years' events	588	552	524	537	529		460	502	476	342	402	332
(f)	Prior years' events	1,099	907	941	905	786		818	820	652	326	504	463
(g)	Total payments	1,688	1,460	1,465	1,442	1,315		1,279	1,323	1,128	668	907	796

(h)	Ending net reserves (a + d - g)	4,597	4,197	3,936	3,769	3,779		3,229	3,222	3,175	2,924	2,414	2,182
(i)	Unallocated loss adjustment
	expense reserves	231	202	183	137	149		104	104	103	97	92	87
(j)	Reinsurance recoverable on
	claims reserves	2,992	2,801	2,787	2,827	2,825		2,046	2,020	1,976	1,929	1,894	1,632
(k)	Gross claims reserves (h + i + j)	$7,821	$7,201	$6,907	$6,733	$6,753		$5,380	$5,346	$5,256	$4,951	$4,401	$3,902
__________

(*) Includes reserves acquired through the PMA merger.
(1) CCI coverages have been fully retained in this historical table for all years presented. For segment reporting purposes, $107.7 million, $66.2 million, and $70.2 million of ending net reserves reported in the above table are reported as part of the RFIG Run-off Business segment as of December 31, 2014, 2013, and 2012, respectively. In connection with the previously noted MI/CCI combination, certain General Insurance Group companies retain losses pursuant to various quota share and stop loss reinsurance agreements.

(b) Investments. In common with other insurance organizations, Old Republic invests most capital and operating funds in income producing securities. Investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. For many years, Old Republic's investment policy has therefore been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities, and more recently, high yielding publicly traded large capitalization common shares. The investment policy is also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company's invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries' long-term obligations to insurance policyholders and other beneficiaries, as well as evaluations of their long-term effect on stability of capital accounts. Accordingly, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Management considers investment grade fixed maturity securities to be those rated by major credit rating agencies that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no bond or note investments in default as to principal and/or interest at December 31, 2014 and 2013. The status and fair value changes of each investment is reviewed on at least a quarterly basis, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. Substantially all of the Company's invested assets as of December 31, 2014 have been classified as "available for sale" pursuant to the existing investment policy.

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

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31:	2014	2013
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$1,145.9	$1,161.1
Tax-Exempt	51.4	171.3
Corporate	7,219.9	7,379.8
	8,417.2	8,712.3

Equity Securities	2,011.7	1,004.2
Short-term Investments	609.4	1,124.8
Miscellaneous Investments	24.7	21.6
Total available for sale	11,063.2	10,863.1

Other Investments	5.5	5.3
Total Investments	$11,068.8	$10,868.5

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31:	2014	2013	2012
Fixed Maturity Securities:
Taxable Interest	$292.7	$289.0	$303.4
Tax-Exempt Interest	3.2	9.6	17.5
	296.0	298.7	321.0

Equity Securities Dividends	49.3	21.2	13.1

Other Investment Income:
Interest on Short-term Investments	.8	1.1	1.9
Sundry	3.0	2.6	5.4
	3.9	3.7	7.4
Gross Investment Income	349.2	323.7	341.6
Less: Investment Expenses (a)	3.7	4.9	5.1
Net Investment Income	$345.5	$318.7	$336.5

__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.4 million, $1.7 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $8.4 billion and $8.7 billion at December 31, 2014 and 2013, respectively, represented approximately 50% and 53%, respectively, of consolidated assets and 64% and 68%, respectively, of consolidated liabilities as of both dates.

Credit Quality Ratings of Fixed Maturity Securities (b)
December 31:	2014	2013
	(% of total portfolio)
Aaa	13.4%	13.9%
Aa	9.6	9.4
A	36.5	35.9
Baa	35.3	39.7
Total investment grade	94.8	98.9
All other (c)	5.2	1.1
Total	100.0%	100.0%
__________

(b)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(c)	"All other" includes non-investment grade or non-rated issuers.

Age Distribution of Fixed Maturity Securities
December 31:	2014	2013
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	7.8%	9.3%
Due after one year through five years	43.6	46.7
Due after five years through ten years	46.4	41.8
Due after ten years through fifteen years	1.7	1.2
Due after fifteen years	.5	1.0
	100.0%	100.0%

Average Maturity in Years	5.0	4.8

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2014.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 266 Company offices and through agencies and underwritten title companies in the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2014, approximately 73% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

The personal contacts, relationships, reputations, and intellectual capital of Old Republic's key executives and other associates responsible for the production of business are a vital element in obtaining and retaining much of its business. Many of the Company's customers produce large amounts of premiums and fees and therefore warrant substantial levels of attention and involvement by the persons. In this respect, Old Republic's mode of operation is similar to that of professional reinsurers and commercial insurance brokers, and relies on the marketing, underwriting, and management skills of relatively few key people for large parts of its business.

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

At least one Old Republic general insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces. Title insurance operations are licensed to do business in 50 states, the District of Columbia and Guam. Mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

Geographical Distribution of Consolidated Direct Premiums Written

	2014	2013	2012
United States:
Northeast	12.6%	12.4%	12.7%
Mid-Atlantic	8.5	9.9	10.7
Southeast	19.1	19.3	18.8
Southwest	12.4	11.4	11.1
East North Central	12.3	11.9	12.0
West North Central	10.8	10.8	10.6
Mountain	6.9	7.4	7.0
Western	15.4	14.8	14.8
Foreign (Principally Canada)	2.0	2.1	2.3
Total	100.0%	100.0%	100.0%

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

The following table displays the Company's General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2014.

Major General Insurance Balances Due from Reinsurers

		($ in Millions)			% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Claim	Exposure	Reinsured
Reinsurer	Rating	Claims	Reserves	to Reinsurer	Liabilites
Munich Re America, Inc.	A+	$7.7	$720.4	$728.2	24.2%
Swiss Reinsurance America Corporation	A+	4.9	305.1	310.1	10.3
Hannover Ruckversicherungs	A+	.4	148.8	149.3	5.0
Trabaja Reinsurance Company	Unrated	1.8	102.9	104.8	3.5
National WC Reinsurance Pool	Unrated	1.9	98.4	100.3	3.3
General Reinsurance Corporation	A++	3.1	80.8	84.0	2.8
School Boards Insurance Co of PA, Inc.	B+	1.4	63.4	64.8	2.2
AXIS Reinsurance Company	A+	—	60.1	60.1	2.0
Transatlantic Reinsurance Company	A	1.8	54.2	56.0	1.9
Summit Insurance Company Limited	Unrated	—	49.6	49.7	1.7
		$23.5	$1,684.2	$1,707.7	56.7%

The RFIG Run-off mortgage guaranty operation's total claim exposure to its largest reinsurer, AAMBG Reinsurance, Inc., was $4.5 million, which represented .1% of total consolidated reinsured liabilities as of December 31, 2014. Reinsured liabilities of the Title Insurance Group and small life and accident insurance operations are not material.

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 million for workers' compensation; $3.8 million for commercial auto liability; $3.8 million for general liability; $8.0 million for executive protection (directors & officers and errors & omissions); $2.0 million for aviation; and $4.3 million for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0 million. Roughly 9% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other mortgage guaranty insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is (in whole dollars) $39,140 per insured loan.

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

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the "TRIREA"). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act (the "TRIPRA") of 2007, a seven year extension that expired in December 2014. In January 2015, Congress passed the TRIPRA of 2015 that extended TRIPRA through 2020.

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger is $100 million, $120 million, $140 million, $160 million, $180 million, and $200 million for 2015, 2016, 2017, 2018, 2019, and 2020, respectively. Once the program trigger is met, TRIPRA will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible that ranges from 85% for 2015 and declines by one percentage point per year until it reaches 80% in 2020. The Company's deductible is 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits of $195.0 million in excess of $5.0 million for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages.

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

(g) Employees. As of December 31, 2014, Old Republic and its subsidiaries employed approximately 8,000 persons on a full time basis. A majority of eligible full time employees participate in various pension plans (all of which are in run-off status) or other plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

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

Capitalization

Apart from dividends and interest on intercompany financing arrangements from its subsidiaries, the Company has access to various capital and liquidity resources including holding company investments and the public debt and equity capital markets. The availability of all such capital sources cannot, however, be assured and its cost could be significant at the time capital is raised. At December 31, 2014, the Company's consolidated debt to equity ratio was 24.6%.

Convertible Senior Notes and Senior Notes

Old Republic's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at December 31, 2014 and is expected to be an increasingly less significant subsidiary with the payment of the DPO balances and as its run-off book extinguishes itself.

Risk Factors Common to the Company and its Insurance Subsidiaries

Investment Risks

The Company’s investment portfolio consists primarily of highly rated debt securities and large capitalization common stocks. Its investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Changing and unprecedented market conditions could materially impact the future valuation of securities in its investment portfolio, which may cause the Company to impair, in the future, some portion of those securities. Volatility or illiquidity in the markets in which the Company holds positions may cause certain other-than-temporary impairments within its portfolio, which could have a significant adverse effect on the Company’s liquidity, financial condition and operating results.

Income from the Company’s investment portfolio is one of its primary sources of cash flow to support the Company’s operations and claim payments. If the Company improperly structures its investments to meet those future liabilities or has unexpected losses, including losses resulting from the forced liquidation of investments before their maturity or under adverse securities markets conditions, the Company may be unable to meet those obligations. The Company’s investments and investment policies are subject to state insurance laws, which results in its portfolio being predominantly limited to highly rated fixed income securities. Interest rates on its fixed income securities are near historical lows. If interest rates rise above the rates on the Company’s fixed income securities, the market value of the Company’s investment portfolio would decrease. Any significant decrease in the value of the Company’s investment portfolio would adversely impact its GAAP financial condition, but not necessarily the statutory financial condition of its insurance subsidiaries since their fixed maturities portfolio is stated at amortized cost.

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

The Company may be forced to change its investments or investment policies depending upon regulatory, economic and market conditions, thus affecting the existing or anticipated financial condition and operating needs , including the tax position, of its business. In such circumstances, the Company’s investment objectives may not be achieved. While the Company’s portfolio consists mostly of highly-rated investments and complies with applicable regulatory requirements, the success of its investment activity is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of fixed-income securities.

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

Information Technology Systems
The Company is dependent to a large degree on the successful functioning and security of its information technology systems to conduct its varied business operations. These systems are relied upon to communicate with producers and insureds, underwrite business, issue policies and process premiums, adjust and pay claims, and prepare financial analysis and reporting. A significant interruption or inability to access these systems due to, among other events, system failure, natural disaster, or cyber-attack could have a material effect on the Company's business and expose it to significant monetary and reputational damages.
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

Following the September 11, 2001 terrorist attack, the reinsurance industry eliminated coverage from substantially all reinsurance contracts for claims arising from acts of terrorism. As discussed elsewhere in this report, the U.S. Congress subsequently passed TRIA, TRIREA, and TRIPRA legislation that required primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies. Although these programs established a temporary federal reinsurance program through December 31, 2020, primary insurers like the Company's general insurance subsidiaries retain significant exposure for terrorist act-related losses.

Long-Tailed Losses

Coverage for general liability is considered long-tailed coverage. Written in most cases on an "occurrence" basis, it often takes longer for covered claims to be reported and become known, adjusted and settled than it does for property claims, for example, which are generally considered short-tailed. The extremely long-tailed aspect of such claims as pollution, asbestos, silicosis, manganism (welding rod fume exposure), black lung, lead paint and other toxic tort claims, coupled with uncertain and sometimes variable judicial rulings on coverage and policy allocation issues along with the possibility of legislative actions, makes reserving for these exposures highly uncertain. While the Company believes that it has reasonably estimated its liabilities for such exposures to date, and that its exposures are relatively modest, there is a risk of materially adverse developments in both known and as-yet-unknown claims.

Workers' Compensation Coverage

Workers' compensation coverage is the largest line of insurance written by the Company's insurance subsidiaries. The frequency and severity of claims, and the adequacy of reserves for workers' compensation claims and expenses can all be significantly influenced by such risk factors as future wage inflation in states that index benefits, the speed with which injured employees are able to return to work in some capacity, the cost and rate of inflation in medical treatments, the types of medical procedures and treatments, the cost of prescription medications, the frequency with which closed claims reopen for additional or related medical issues, the mortality of injured workers with lifetime benefits and medical treatments, the use of health insurance to cover some of the expenses, the assumption of some of the expenses by states' second injury funds, the use of cost containment practices like preferred provider networks, and the opportunities to recover against third parties through subrogation. Adverse developments in any of these factors, if significant, could have a materially adverse effect on the Company's operating results and financial condition.

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

Competition

Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top four title insurance companies during 2014 accounted for about 88% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is always competition among the major companies for key employees, especially those engaged in business production. Among the four largest national title insurers, the Company’s title insurance subsidiaries rely upon independent agencies to produce most of their business, whereas the other title insurers rely more on owned agencies. Independent agencies can direct business to any title insurer, whereas owned agencies will only direct business to their parent or affiliated title insurers. The Company’s title subsidiaries are therefore more vulnerable to a loss of business than are the other largest title companies.

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

RFIG Run-off Business

Mortgage Guaranty Business in Run-off; Possible Material Losses, Statutory Capital Impairment, and Receivership

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted RMIC's statutory capital base and forced it to discontinue writing new business. The insurance laws of 16 jurisdictions, including RMIC and RMICNC’s domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a “minimum policyholder position” (“MPP”) of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its sister company, RMICNC, discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. They were placed under the North Carolina Department of Insurance's ("NCDOI") administrative supervision the following year and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and RMICNC. Under the Amended Plan, RMIC and RMICNC were authorized to pay 100% of their DPOs accrued as of June 30, 2014, and to settle all subsequent valid claims entirely in cash, without establishing any DPOs. In anticipation of receiving this Final Order, ORI contributed $125.0 million in cash and securities to RMIC in June 2014. In mid-July 2014, in furtherance of the Final Order, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657.0 million relating to fully settled claims charged to periods extending between January 19, 2012 and June 30, 2014. Both subsidiaries remain under the supervision of the NCDOI as they continue to operate in run-off mode. The approval of the Amended Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Amended Plan in the future as circumstances may warrant.

RMIC's evaluation of the potential long-term underwriting performance of the run-off book of business is based on various modeling techniques. The resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac.

There can be no assurance that RMIC and RMICNC will emerge from the run-off as solvent companies or that the conditions or the duration of the run-off of their business will remain unchanged or that they will remain under supervision rather than receivership.

Premium Income and Long-Term Claim Exposures

Mortgage insurers such as the Company issue long duration, guaranteed renewable policies covering multi-year periods during which exposure to loss exists. Loss exposures typically manifest themselves as recurring losses usually concentrated between the second and fifth year following issuance of any one year's new policies. Additionally, the policies cover catastrophic aggregations of claims such as those that occurred during the Great Recession of 2007 to 2012 which was engendered by substantial market dislocations in the housing and mortgage lending industries.

The Company's mortgage guaranty premiums stem principally from monthly installment policies. Substantially all such premiums are generally written and earned in the month coverage is effective. Recognition of claim costs, however, occurs only after an insured mortgage loan has missed two or more consecutive monthly payments. Accordingly, GAAP revenue recognition is not appropriately matched to the risk exposure and the consequent recognition of both normal and, most significantly, future catastrophic loss occurrences. As a result, mortgage guaranty GAAP earnings for any individual year or series of years may be materially adversely affected, particularly by cyclical catastrophic loss events such as the mortgage insurance industry experienced between 2007 and 2012. Reported GAAP earnings and financial condition form, in part, the basis for significant judgments and strategic evaluations made by management, analysts, investors, and other users of the financial statements issued by mortgage guaranty companies. The risk exists that such judgments and evaluations are at least partially based on GAAP financial information that does not match revenues and expenses and is not reflective of the long-term normal and catastrophic risk exposures assumed by mortgage guaranty insurers at any point in time. This risk is inherent in the models on which the run-off of RMIC's and RMICNC's business is based.

Inadequate Loss Reserves

The Company establishes reserves for losses and loss adjustment expenses for its mortgage and consumer credit indemnity insurance coverages based upon loans reported to be in default, as well as estimates of those in default but not yet reported. The reserves are best estimates by management and take into consideration its judgments and assumptions regarding the housing and mortgage markets, unemployment rates and economic trends in general. During the ongoing sustained economic downturn, loss reserve estimates have become subject to even greater uncertainty and volatility. The rate and severity of actual losses could prove to be greater than expected and require the Company to effect substantial increases in its loss reserves. Depending upon the magnitude, such increases could have a materially adverse impact on the Company's mortgage insurance and consumer credit indemnity insurance run-off business and the Company's consolidated results of operations and financial condition. There can be no assurance that the actual losses for the mortgage insurance and consumer credit indemnity coverages will not be materially greater than previously established loss reserves.

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

Certain policyholders who have experienced high rates of coverage rescission instituted litigation or arbitration proceedings challenging the Company's position on rescissions. Whether the current rescission rates continue or decline, it is possible that further litigation or arbitral challenges to the Company's rescissions of coverage could arise. If any of the challenges are successful, they could have a materially adverse effect on the Company's mortgage guaranty and/or consumer credit indemnity run-off insurance business and consolidated operating results and financial position. Even if such challenges should prove unsuccessful, the costs of addressing them through litigation could be substantial.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 52% is occupied by Old Republic, and the remainder is leased to others. In addition to its Chicago building, the Company owns two other major office buildings. A subsidiary of the Title Insurance Group partially occupies its owned operations headquarters building in Minneapolis, Minnesota. This building contains 110,000 square feet of floor space of which approximately 80% is occupied by the Title Insurance Group , and the remainder is leased to others. A subsidiary of the General Insurance Group, PMA, owns its building in Blue Bell, Pennsylvania. This building contains 110,000 square feet of floor space and is entirely owner-occupied. Seven smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2014 was $59.6 million.

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

A certified class action lawsuit is pending against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in a federal district court in Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by filed rate schedules. The suit also alleges violations of the federal Real Estate Settlement Procedures Act ("RESPA"). ORNTIC is challenging the certification based on more recent case precedents.

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

On January 20, 2015, Intellectual Ventures II LLC filed two complaints in the United States District Court for the Eastern District of Texas naming as defendants Great West Casualty Company and BITCO General Insurance Corporation and BITCO National Insurance Company. (Intellectual Ventures II LLC v. Great West Casualty Company) and (Intellectual Ventures II LLC v. BITCO General Insurance Corporation et al.) The plaintiff alleges a single patent infringement and seeks damages, costs, expenses, and pre-judgment and post-judgment interest in addition to injunctive relief.

Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. The Company and its subsidiaries have defended and intend to continue defending vigorously against each of the aforementioned actions. The Company does not believe it probable that any of these actions will have a material adverse effect on its consolidated financial position, results of operations or cash flows, though there can be no assurance in those regards. The Company has made an estimate of its potential liability under certain of these lawsuits, the counterclaim and the arbitration, all of which seek unquantified damages, attorneys' fees and expenses. Because of the uncertainty of the ultimate outcomes of the aforementioned disputes, additional costs may arise in future periods beyond the Company's current reserves. It is also unclear what effect, if any, the run-off operations of RMIC and its limited capital will have in the actions against it.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low sales prices as reported on the New York Stock Exchange and cash dividends declared for each quarterly period during the past two years were as follows:

		Sales Price		Cash
		High	Low	Dividends
1st quarter	2013	$12.77	$10.74	$.1800
2nd quarter	2013	14.49	12.02	.1800
3rd quarter	2013	15.40	12.82	.1800
4th quarter	2013	$17.45	$14.40	$.1800

1st quarter	2014	$17.25	$14.20	$.1825
2nd quarter	2014	17.26	15.69	.1825
3rd quarter	2014	17.08	14.23	.1825
4th quarter	2014	$15.39	$13.43	$.1825

As of January 31, 2015, there were 2,258 registered holders of the Company's Common Stock. See Note 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five Year Performance Graphs for Common Stock

The following table, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2014. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following tables has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2014)

	Dec 09	Dec 10	Dec 11	Dec 12	Dec 13	Dec 14
ORI	$100.00	$143.09	$104.02	$128.81	$219.41	$194.96
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	119.56	132.65	161.39	213.07	244.92

The Peer Group consists of the following publicly held corporations selected by the Company for its 2009 to 2014 comparison: Ace Limited, American Financial Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, Fidelity National Financial, Inc., First American Financial Corporation, Markel Corporation, Stewart Information Services Corporation, Travelers Companies, Inc., and XL Group Plc.

The composition of the Peer Group companies has been approved by the Compensation Committee.

Item 6 - Selected Financial Data ($ in millions, except share data)

December 31:	2014	2013	2012	2011	2010
FINANCIAL POSITION:
Cash and Invested Assets (a)	$11,291.6	$11,109.1	$10,800.6	$10,685.2	$10,490.7
Other Assets	5,696.4	5,425.2	5,426.2	5,365.2	5,391.9
Total Assets	$16,988.1	$16,534.4	$16,226.8	$16,050.4	$15,882.7

Liabilities, Other than Debt	$12,099.0	$12,190.1	$12,057.6	$11,365.0	$11,286.2
Debt	965.0	569.2	572.9	912.8	475.0
Total Liabilities	13,064.0	12,759.4	12,630.6	12,277.8	11,761.3
Preferred Stock	—	—	—	—	—
Common Shareholders' Equity	3,924.0	3,775.0	3,596.2	3,772.5	4,121.4
Total Liabilities and Shareholders' Equity	$16,988.1	$16,534.4	$16,226.8	$16,050.4	$15,882.7

Total Capitalization (b)	$4,889.1	$4,344.3	$4,169.1	$4,685.4	$4,596.4

Years Ended December 31:	2014	2013	2012	2011	2010
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned	$4,811.1	$4,885.6	$4,471.0	$4,050.1	$3,573.5
Net Investment and Other Income	447.1	408.9	451.1	479.8	420.0
Realized Investment Gains (Losses)	272.3	148.1	47.8	115.5	109.1
Net Revenues	5,530.7	5,442.7	4,970.1	4,645.5	4,102.7
Benefits, Claims, and
Settlement Expenses	2,514.5	2,238.3	2,765.3	2,764.3	2,278.2
Underwriting and Other Expenses	2,406.6	2,531.3	2,333.3	2,117.8	1,796.8
Pretax Income (Loss)	609.4	672.9	(128.5)	(236.7)	27.6
Income Taxes (Credits)	199.7	225.0	(59.8)	(96.1)	(2.5)
Net Income (Loss)	$409.7	$447.8	$(68.6)	$(140.5)	$30.1

COMMON SHARE DATA:
Net Income (Loss):
Basic	$1.58	$1.74	$(.27)	$(.55)	$.13
Diluted	$1.44	$1.57	$(.27)	$(.55)	$.13

Dividends: Cash	$.73	$.72	$.71	$.70	$.69

Book Value	$15.15	$14.64	$14.03	$14.76	$16.16

Common Shares (thousands):
Outstanding	259,012	257,937	256,392	255,681	255,045

Average: Basic	258,553	257,443	255,812	255,045	241,075
Diluted	295,073	293,684	255,812	255,045	241,327
__________

(a)	Consists of cash, investments and accrued investment income.

(b)	Total capitalization consists of debt, preferred stock, and common shareholders' equity.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for 1.2% of consolidated operating revenues for the year ended December 31, 2014 and 1.3% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements is guidance issued by the FASB relative to the calculation of deferred acquisition costs incurred by insurance entities which is discussed further in Note 1(f) of the Notes to Consolidated Financial Statements and amounts reclassified out of other comprehensive income which affects the presentation of the Consolidated Statements of Comprehensive Income.

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

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise managed for the long run. The business is therefore conducted with a primary focus on the achievement of favorable underwriting results over cycles, and on the maintenance of financial soundness in support of the insurance subsidiaries' long-term obligations to insurance beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized.

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from shareholders' capital. Investment management aims for stability of income from interest and dividends, protection of capital, and assuring sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed maturity and equity securities for long periods of time is in turn enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in large capitalization equity securities with necessary market liquidity.

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

EXECUTIVE SUMMARY

Pretax operating income for 2014 reflected much lower year-over-year general insurance earnings, and a continuation of profitability in the run-off mortgage guaranty (“MI”) line. Losses in the consumer credit indemnity (“CCI”) portion of this run-off business, however, offset much of the MI profitability. Title insurance operating income for 2014 was eroded to some degree by transitory weaknesses in housing-related markets. Full-year 2014 consolidated net income encompassed all of these factors as well as relatively high levels of capital gains garnered from sales of investment securities. Consolidated operating results for 2013 were marked by improved underwriting performance in most of Old Republic’s active and run-off operations. Year-over-year favorable comparisons to 2012 were most pronounced in the combined MI and CCI run-off segment which evidenced a further drop in claim costs. The positive momentum in title insurance operations continued on the strength of strong revenue growth associated with relatively lower claim and operating expenses. General insurance also posted better results for the year as underwriting income benefited from higher premium revenues and lower operating costs. The following table shows Old Republic’s segmented and consolidated results and related data.

Financial Highlights
				% Change
				2014	2013
Years Ended December 31:	2014	2013	2012	vs. 2013	vs. 2012
Operating revenues:
General insurance	$3,113.5	$2,849.9	$2,699.4	9.3%	5.6%
Title insurance	1,791.6	2,025.6	1,707.1	(11.6)	18.7
Corporate and other	70.0	65.6	68.3	6.8	(4.1)
Subtotal	4,975.3	4,941.1	4,474.9	0.7	10.4
RFIG run-off business	282.9	353.4	447.3	(19.9)	(21.0)
Total	$5,258.3	$5,294.5	$4,922.2	(0.7)%	7.6%
Pretax operating income (loss):
General insurance	$221.3	$288.3	$261.0	(23.2)%	10.5%
Title insurance	99.5	124.3	73.8	(19.9)	68.2
Corporate and other	5.7	2.1	(2.7)	175.7	175.8
Subtotal	326.7	414.7	332.1	(21.2)	24.9
RFIG run-off business	10.3	110.0	(508.6)	(90.6)	121.6
Total	337.1	524.8	(176.4)	(35.8)	N/M
Realized investment gains (losses):
From sales and fair value adjustments	272.3	148.1	48.1
From impairments	—	—	(0.2)
Net realized investment gains (losses)	272.3	148.1	47.8	83.9	209.3%
Consolidated pretax income (loss)	609.4	672.9	(128.5)	(9.4)	N/M
Income taxes (credits)	199.7	225.0	(59.8)	(11.3)	N/M
Net income (loss)	$409.7	$447.8	$(68.6)	(8.5)%	N/M
Components of diluted earnings per share:
Net operating income (loss):
General insurance	$0.52	$0.67	$0.72
Title insurance	0.22	0.28	0.18
Corporate and other	0.08	0.06	—
Subtotal	0.82	1.01	0.90
RFIG run-off business	0.02	0.24	(1.29)
Total	0.84	1.25	(0.39)
Net realized investment gains (losses)	0.60	0.32	0.12
Net income (loss)	$1.44	$1.57	$(0.27)
Cash dividends paid per share	$0.73	$0.72	$0.71
Ending book value per share	$15.15	$14.64	$14.03

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

The timing of realized investment gain or loss recognition can be highly discretionary and arbitrary due to such factors as individual securities sales, recording of estimated losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Since 2013, asset management operations have in part been oriented toward an enhancement of income from interest and dividends. To a large extent, this strategy has led to sales of non-income producing or low-yielding securities. Proceeds from these sales have largely been reinvested in higher yielding common shares of American companies with distinguished long-term records of earnings and dividend growth.

General Insurance Results - The table below shows the major components of general insurance profitability.

	General Insurance Group
				% Change
				2014	2013
Years Ended December 31:	2014	2013	2012	vs. 2013	vs. 2012
A. Prior to reclassification/
Including CCI run-off business:
Net premiums earned	$2,763.4	$2,543.5	$2,366.9	8.6%	7.5%
Net investment income	279.3	250.0	265.0	11.7	(5.7)
Benefits and claims costs	2,269.5	1,894.0	1,808.9	19.8	4.7
Pretax operating income (loss)	$110.1	$272.0	$186.0	(59.5)%	46.2%

Benefits and claim ratio	82.1%	74.5%	76.4%	10.2%	(2.5)%
Expense ratio	22.8	23.5	25.5	(3.0)	(7.8)
Composite ratio	104.9%	98.0%	101.9%	7.0%	(3.8)%

B. All CCI run-off business reclassification(*):
Net premiums earned	$27.7	$29.8	$42.4	(6.9)%	(29.9)%
Net investment income	0.5	0.4	0.1	36.4	N/M
Claims costs	137.2	44.5	112.8	208.2%	(60.6)
Pretax operating income (loss)	$(111.2)	$(16.2)	$(74.9)	N/M	78.3%

Claim ratio	494.4%	149.4%	265.7%	230.9%	(43.8)%
Expense ratio	8.5	6.6	11.0	28.8	(40.0)
Composite ratio	502.9%	156.0%	276.7%	222.4%	(43.6)%

C. After reclassification/
Total Excluding all CCI run-off business:
Net premiums earned	$2,735.6	$2,513.7	$2,324.4	8.8%	8.1%
Net investment income	278.8	249.6	264.9	11.7	(5.8)
Benefits and claims costs	2,132.3	1,849.4	1,696.0	15.3	9.0
Pretax operating income (loss)	$221.3	$288.3	$261.0	(23.2)%	10.5%

Benefits and claim ratio	77.9%	73.6%	73.0%	5.8%	0.8%
Expense ratio	22.9	23.7	25.7	(3.4)	(7.8)
Composite ratio	100.8%	97.3%	98.7%	3.6%	(1.4)%
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $108.8, $14.0, and $70.9 of pretax operating losses for 2014, 2013, and 2012, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Consolidated general insurance operations, exclusive of the CCI run-off line, produced much lower pretax operating income for 2014. Net premiums earned reflected slightly higher growth than the 8.1% gain registered for all of 2013. Continued benefits from rate improvements, higher policy retentions, and new business production accounted for 2014's greater premium revenues. Favorable premium trends in workers’ compensation, general liability, and several other general insurance coverages were mainly responsible for 2013's revenue growth. Old Republic's targeted insurance underwriting services in such fields as aviation, construction, energy, home warranty, trucking, and large account risk management provided the main impetus to this growth.

Income from insurance underwriting and related services, however, declined significantly in 2014 as claim costs remained under upward pressure for both workers’ compensation and general liability policies. The combination of more costly claim settlements and a re-evaluation of prior years’ established reserves led to significant increases in both reserve levels and claim costs incurred throughout 2014. As a consequence, Old Republic’s General Insurance Group sustained unfavorable developments of prior years’ reserves, a departure from its long history of reserve adequacy. For all of 2014, these adversities caused an increase of 3.9 percentage points in the above noted claim ratio. By contrast, the claim ratio for 2013 benefitted from a .9 percentage point reduction due to favorable developments of prior years’ reserves.

The overall general insurance expense ratio for 2014 trended slightly down as operating leverage benefitted from the year’s higher premium levels. Most of the decline in the 2013 expense ratio stemmed from the absence of charges approximating 2 percentage points that were expensed during 2012. The charges pertained to the 2012 adoption of Financial Accounting Standards Board guidance for the calculation of deferred policy acquisition costs.

Net investment income gained from the combination of a higher invested asset base and the greater yields obtained from an increasingly greater commitment to high quality dividend-paying common stocks during the past two years. Conversely, 2013 net investment income reflected further deterioration. While cash flow from operations was positive and additive to the invested asset base, market yields on new securities investments were constrained throughout the year.

Title Insurance Results - Earnings were highly positive in Old Republic’s title insurance business despite a fairly significant downturn in real estate and mortgage transactions that began in mid-year 2013. The following table reflects key operating trends evidencing these changed market conditions and related factors.

	Title Insurance Group
				% Change
				2014	2013
Years Ended December 31:	2014	2013	2012	vs. 2013	vs. 2012
Net premiums and fees earned	$1,759.2	$1,996.1	$1,677.4	(11.9)%	19.0%
Net investment income	29.9	26.6	27.3	12.4	(2.6)
Claim costs	91.9	134.0	120.8	(31.4)	10.9
Pretax operating income (loss)	$99.5	$124.3	$73.8	(19.9)%	68.2%

Claim ratio	5.2%	6.7%	7.2%	(22.4)%	(6.9)%
Expense ratio	90.4	88.0	89.6	2.7	(1.8)
Composite ratio	95.6%	94.7%	96.8%	1.0%	(2.2)%

The decline in title insurance premiums and fees throughout 2014 was mainly caused by the significant drop in refinance transactions from higher levels reached in 2013. The impact of lower refinance activity was magnified by adverse weather conditions in the early part of 2014 which likely deterred consumer spending and purchases, and by a rise in mortgage interest rates beginning mid-year 2013. Growth in 2013 premiums and fees benefitted from market share gains, steadily improving housing sales and related financing transactions, and a relatively low mortgage interest rate environment.

Underwriting-wise, 2014's ratio of claim costs to premiums and fees was lower as claim frequency and severity continued to abate. For 2014 claim reserve provisions were lower and favorable development of prior years’ reserves resulted in reducing the claim ratio shown in the table above. The 2013 claim ratio was lower when compared to 2012 as claim frequency and severity continued to abate.

Net investment income rose at a faster pace in 2014, as it benefitted from the combination of a greater invested asset base and higher yields obtained from a greater commitment to high quality dividend-paying common stocks.

RFIG Run-off Business Results - The table below reflects RFIG’s comparative results before and after the combination of run-off MI and CCI coverages within the single run-off business segment established in 2012.

	RFIG Run-off Business
				% Change
				2014	2013
Years Ended December 31:	2014	2013	2012	vs. 2013	vs. 2012
A. Prior to reclassification/
Excluding CCI run-off business:
Net premiums earned	$227.6	$286.7	$368.0	(20.6)%	(22.1)%
Net investment income	26.9	36.4	36.2	(26.0)	0.7
Claim costs	111.0	173.2	797.5	(35.9)	(78.3)
Pretax operating income (loss)	$121.6	$126.3	$(433.6)	(3.7)%	129.1%

Claim ratio	48.8%	60.4%	216.7%	(19.2)%	(72.1)%
Expense ratio	9.7	8.2	10.4	18.3	(21.2)
Composite ratio	58.5%	68.6%	227.1%	(14.7)%	(69.8)%

B. All CCI run-off business reclassification(*):
Net premiums earned	$27.7	$29.8	$42.4	(6.9)%	(29.9)%
Net investment income	0.5	0.4	0.1	36.4	N/M
Claim costs	137.2	44.5	112.8	208.2%	(60.6)
Pretax operating income (loss)	$(111.2)	$(16.2)	$(74.9)	N/M	78.3%

Claim ratio	494.4%	149.4%	265.7%	230.9%	(43.8)%
Expense ratio	8.5	6.6	11.0	28.8	(40.0)
Composite ratio	502.9%	156.0%	276.7%	222.4%	(43.6)%

C. After reclassification/
Total RFIG run-off MI and CCI business:
Net premiums earned	$255.4	$316.5	$410.5	(19.3)%	(22.9)%
Net investment income	27.5	36.8	36.3	(25.2)	1.5
Claim costs	248.2	217.7	910.4	14.0	(76.1)
Pretax operating income (loss)	$10.3	$110.0	$(508.6)	(90.6)%	121.6%

Claim ratio	97.2%	68.8%	221.8%	41.3%	(69.0)%
Expense ratio	9.5	8.1	10.4	17.3	(22.1)
Composite ratio	106.7%	76.9%	232.2%	38.8%	(66.9)%
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $108.8, $14.0, and $70.9 of pretax operating losses for 2014, 2013, and 2012, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Consistent with a run-off operating mode, the MI and CCI lines posted further declines in earned premiums. Investment income also dropped by virtue of a pervasively low yield environment and a declining invested asset base. Downtrends in MI investment income were further accentuated as a greater proportion of investable assets had been allocated to short-term fixed income securities. This higher liquidity had been established to fund the July 2014 payment of approximately $657 for previously deferred claim settlements held in reserves and liquidated following regulatory approval. The payments, which had no income statement effect, resulted in a reduction of both invested assets and claim reserves. These payments had the further effect of lessening balance sheet reserve leverage and the financial significance of the MI subsidiaries within ORI's holding company system.

The resumed profitability of mortgage guaranty operations since 2013’s second quarter has been largely due to much reduced claim provisions and resulting costs. Key factors driving this reduction relate mostly to the continued decline in reported delinquencies and higher rates at which previously reported defaults are cured or otherwise resolved without payment. The improved cure rates are a reflection of gradually improving trends in home prices, foreclosures, and real estate activity in general. Since year-end 2012, these factors have led to favorable developments of prior year-end claim reserves. For 2014 and 2013, favorable loss developments resulted in the lowering of claim ratios by 69.3 and 88.2 percentage points, respectively. By contrast, unfavorable developments of year-end 2011 reserves in 2012 raised the latter year’s reported claim ratios by 31.6 percentage points. Changes in the MI expense ratio for 2014 reflect a continuing drop in earned premiums and charges taken relative to the MI subsidiaries’ attempted recapitalization efforts which were terminated in the first quarter of 2014.

CCI results deteriorated significantly in 2014 as ongoing claim litigation costs burdened this portion of the RFIG run-off business. These costs rose materially in 2014 as greater net reserve provisions were required to cover the final settlement of a litigated case and, for all periods, the ongoing claim litigation with a major lending institution.

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

	Corporate and Other Operations
				% Change
				2014	2013
Years Ended December 31:	2014	2013	2012	vs. 2013	vs. 2012
Life & accident premiums earned	$60.7	$59.3	$58.6	2.5%	1.2%
Net investment income	9.2	5.6	7.9	64.5	(29.5)
Other income	—	0.6	1.8	(86.7)	(62.1)
Benefits and claim costs	42.0	37.3	38.3	12.6	(2.4)
Insurance expenses	26.5	28.4	26.8	(6.6)	6.0
Corporate, interest and other expenses-net	(4.3)	(2.3)	6.0	(86.2)	(139.0)
Pretax operating income (loss)	$5.7	$2.1	$(2.7)	175.7%	175.8%

Consolidated Results - The combination of all of the above factors and results is reflected in the following table.

	ORI Consolidated
				% Change
				2014	2013
Years Ended December 31:	2014	2013	2012	vs. 2013	vs. 2012
Net premiums and fees earned	$4,811.1	$4,885.6	$4,471.0	(1.5)%	9.3%
Net investment income	345.5	318.7	336.5	8.4	(5.3)
Other income	101.6	90.1	114.5	12.7	(21.3)
Operating revenues	5,258.3	5,294.5	4,922.2	(0.7)	7.6
Benefits and claims	2,514.5	2,238.3	2,765.3	12.3	(19.0)
Sales and general expenses	2,381.0	2,509.7	2,297.1	(5.1)	9.3
Interest and other costs	25.6	21.6	36.2	18.5	(40.2)
Total operating expenses	4,921.2	4,769.7	5,098.7	3.2	(6.5)
Pretax operating income (loss)	337.1	524.8	(176.4)	(35.8)	N/M
Realized investment gains (losses)	272.3	148.1	47.8	83.9	209.3%
Consolidated pretax income (loss)	609.4	672.9	(128.5)	(9.4)	N/M
Income taxes (credits)	199.7	225.0	(59.8)	(11.3)	N/M
Net income (loss)	$409.7	$447.8	$(68.6)	(8.5)%	N/M

Consolidated operating cash flow (deficit)	$(181.2)	$686.7	$532.0	(126.4)%	29.1%

Consolidated ratios:
Claim ratio	52.3%	45.8%	61.9%	14.2%	(26.0)%
Expense ratio	47.1	49.2	48.5	(4.3)	1.4
Composite ratio	99.4%	95.0%	110.4%	4.6%	(13.9)%

Cash flow from consolidated operating activities resulted in a deficit of $181.2 for 2014 compared to positive cash flows of $686.7 and $532.0 in 2013 and 2012, respectively. Excluding the negative cash flow produced by the RFIG run-off business during 2014 and 2013, the remainder of Old Republic's operations posted positive cash flows of $702.8 and $757.5 in 2014 and 2013, respectively.

Cash, Invested Assets, and Shareholders' Equity -The table below reflects Old Republic’s consolidated cash and invested assets as well as the shareholders’ equity account at the dates shown:

	Cash, Invested Assets, and Shareholders' Equity
				% Change
				2014	2013
As of December 31:	2014	2013	2012	vs. 2013	vs. 2012
Cash and invested assets: Fair value basis	$11,291.6	$11,109.1	$10,800.6	1.6%	2.9%
Original cost basis	$10,717.9	$10,503.7	$10,071.4	2.0%	4.3%

Shareholders' equity: Total	$3,924.0	$3,775.0	$3,596.2	3.9%	5.0%
Per common share	$15.15	$14.64	$14.03	3.5%	4.3%

Composition of shareholders' equity per share:
Equity before items below	$14.02	$13.17	$12.15	6.5%	8.4%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	1.13	1.47	1.88	(23.1)	(21.8)
Total	$15.15	$14.64	$14.03	3.5%	4.3%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$14.35	$14.69	$14.25	(2.3)%	3.1%
RFIG run-off segment	0.80	(0.05)	(0.22)	N/M	77.3
Total	$15.15	$14.64	$14.03	3.5%	4.3%

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

As of December 31, 2014 the consolidated investment portfolio reflected a current allocation of approximately 82 percent to fixed-maturity securities and short-term investments, and 18 percent to equities. Exposure to high quality dividend-paying equity securities has been emphasized since 2013. Asset quality of the fixed maturity portfolio has remained at high levels.

Changes in shareholders’ equity per share are reflected in the following table. As indicated, the changes resulted mostly from each year’s net income or loss, dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
Years Ended December 31:	2014	2013	2012
Beginning balance	$14.64	$14.03	$14.76
Changes in shareholders' equity:
Net operating income (loss)	0.90	1.37	(0.39)
Net realized investment gains (losses):
From sales	0.68	0.37	0.12
From impairments	—	—	—
Subtotal	0.68	0.37	0.12
Net unrealized investment gains (losses)	(0.08)	(0.64)	0.29
Total realized and unrealized investment gains (losses)	0.60	(0.27)	0.41
Cash dividends	(0.73)	(0.72)	(0.71)
Stock issuance, foreign exchange, and other transactions	(0.26)	0.23	(0.04)
Net change	0.51	0.61	(0.73)
Ending balance	$15.15	$14.64	$14.03

Capitalization - During 2014, the Company raised $400 through a public offering of 10-year notes. The following table shows the composition of Old Republic's capital structure inclusive of this capital raise.

	Capitalization
Years Ended December 31:	2014	2013	2012
Debt:
3.75% Convertible Senior Notes due 2018	$550.0	$550.0	$550.0
4.875% Senior Notes due 2024	400.0	—	—
ESSOP debt with an average yield of approximately 3.7%	15.0	18.0	20.8
Other miscellaneous debt	—	1.2	2.0
Total debt	965.0	569.2	572.9
Common shareholders' equity	3,924.0	3,775.0	3,596.2
Total capitalization	$4,889.1	$4,344.3	$4,169.1

Capitalization ratios:
Debt	19.7%	13.1%	13.7%
Common shareholders' equity	80.3	86.9	86.3
Total	100.0%	100.0%	100.0%

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

CRITICAL ACCOUNTING ESTIMATES

The Company's annual financial statements incorporate a large number and types of estimates relative to matters which are highly uncertain at the time the estimates are made. The estimation process required of an insurance enterprise is by its very nature highly dynamic inasmuch as it necessitates a continuous evaluation, analysis, and quantification of factual data as it becomes known to the Company. As a result, actual experienced outcomes can differ from the estimates made at any point in time and thus affect future periods' reported revenues, expenses, net income or loss, and financial condition.

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity and equity investments; b) the valuation of deferred income tax assets; c) the establishment and recoverability of deferred acquisition costs; d) the recoverability of reinsured paid and/or outstanding losses; and e) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the pertinent sections of this Management Analysis and are summarized as follows:

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

For the three years ended December 31, 2014, pretax charges due to other-than-temporary impairments in the value of securities had an insignificant affect on pretax income or loss.

(b) The valuation of deferred income tax assets

The Company uses the asset and liability method of calculating deferred income taxes. This method results in the establishment of deferred tax assets and liabilities, calculated at currently enacted tax rates that are applicable to the cumulative temporary differences between financial statement and tax bases of assets and liabilities. Deferred income tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2014, 2013 and 2012, the net deferred tax asset (liability) was $37.0, $48.4, and $148.1, respectively. The Company recorded a valuation allowance against deferred tax assets of $(9.6) each corresponding year end. In valuing the deferred tax assets, Old Republic considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, the impact of available carry back and carry forward periods, estimates of future taxable income, and our ability to exercise prudent and feasible tax planning strategies. A change in any of these estimates could result in the need to record an additional valuation allowance through a charge to earnings. See Note 1(j) of the Notes to Consolidated Financial Statements for further discussion of the Company's consolidated income tax balances.

(c) Establishment of deferred acquisition costs ("DAC")

The eligibility for deferral and the recoverability of DAC is based on the successful acquisition of new or renewal contracts and estimated profitability of the insurance contracts to which it relates. As of the three most recent year ends, consolidated DAC balances ranged between 1.0% and 1.4% and averaged 1.2% of consolidated assets. The annual change in DAC balances for the three-year period affected underwriting, acquisition and other expenses within a range of (1.6)% and 1.4%, and averaged (.4)% of such expenses. These percentages are inclusive of the 2012 prospective application of new GAAP authoritative guidance related to the deferral of costs resulting in pretax charges of $37.9.

(d) The recoverability of reinsured paid and/or outstanding losses

Assets consisting of gross paid losses recoverable from assuming reinsurers, and balance sheet date reserves similarly recoverable in future periods as gross losses are settled and paid, are established at the same time as the gross losses are paid or recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts that are discussed below. As of the three most recent year ends, paid and outstanding reinsurance recoverable balances ranged between 30.8% and 33.7% and averaged 32.1% of the related gross reserves. See Part I, Item 1(d) for further discussion regarding recoverability of the Company's reinsurance balances.

(e) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this management analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected loss ratios for at least the two to three most recent accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail lines of business generally include workers' compensation, auto liability, general liability, errors and omissions and directors and officers' liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 74.6% and 87.3%, and averaged 79.8% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 66.5% and 83.4% and averaged 73.5% as of the same dates.

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

For the most recent calendar year and third preceding year, prior accident years' consolidated claim costs developed unfavorably while the second preceding year developed favorably. This development had the consequent effect of (increasing) or reducing consolidated annual loss costs for the three most recent years within a range of (3.6)% and 11.9%, or by an average of approximately 2.5% per annum. As a percentage of each of these years' consolidated earned premiums and fees, the (unfavorable) favorable developments have ranged between (2.1)% and 6.1%, and have averaged 1.2%. The variances in prior years' positive or negative claim developments are further discussed within the Incurred Loss Experience section of this document.

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

FINANCIAL POSITION

The Company's financial position at December 31, 2014 reflected increases in assets, liabilities, and common shareholders' equity of 2.7%, 2.4%, and 3.9%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 66.5% and 67.2% of consolidated assets as of December 31, 2014 and 2013, respectively. As of year-end 2014, the cash and invested asset base rose by 1.6% to $11,291.6.

Investments - During 2014 and 2013, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and high yielding publicly traded large capitalization common shares. At both December 31, 2014 and 2013, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At December 31, 2014, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of year-end 2014. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

December 31:	2014	2013
Aaa	13.4%	13.9%
Aa	9.6	9.4
A	36.5	35.9
Baa	35.3	39.7
Total investment grade	94.8	98.9
All other (b)	5.2	1.1
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

December 31, 2014	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$82.4		$7.8
Technology	27.2		1.4
Industrial	45.2		1.0
Basic Industry	44.3		.9
Other (includes 5 industry groups)	49.6		1.5
Total	$248.9	(c)	$12.9
__________

(c)	Represents 3.1% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

December 31, 2014	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$249.0		$8.4
Utilities	160.6		2.3
U.S. Governments & Agencies	187.3		2.3
Basic Industy	91.4		1.2
Other (includes 16 industry groups)	552.6		5.0
Total	$1,241.1	(d)	$19.4
__________

(d)	Represents 15.3% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

December 31, 2014	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$230.6		$17.6
Health Care	55.4		2.9
Consumer Non Durable	33.1		1.5
Basic Industry	19.1		.8
Other (includes 2 industry groups)	69.6		1.0
Total	$408.0	(e)	$23.9	(f)
__________

(e)	Represents 23.6% of the total equity securities portfolio.

(f)	Represents 1.4% of the cost of the total equity securities portfolio, while gross unrealized gains represent 17.9% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
December 31, 2014	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$14.4	$3.7	$—	$—
Due after one year through five years	577.6	13.6	4.6	.4
Due after five years through ten years	889.1	230.3	26.8	12.3
Due after ten years	8.9	1.2	.8	.1
Total	$1,490.1	$248.9	$32.3	$12.9

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
December 31, 2014	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$14.9	$3.1	$—	$18.0
Seven to twelve months	.6	—	—	.6
More than twelve months	13.4	.2	—	13.7
Total	$28.9	$3.3	$—	$32.3
Equity Securities:
One to six months	$22.2	$1.7	$—	$23.9
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	$22.2	$1.7	$—	$23.9

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	189	1	—	190
Seven to twelve months	15	—	—	15
More than twelve months	116	1	—	117
Total	320	2	—	322	(g)
Equity Securities:
One to six months	10	1	—	11
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	10	1	—	11	(g)
__________

(g)
At December 31, 2014 the number of issues in an unrealized loss position represent 18.8% as to fixed maturities, and 11.7% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost. The percentage reduction from such cost reflects the decline as of a specific point in time (December 31, 2014 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

December 31:	2014	2013
Maturity Ranges:
Due in one year or less	7.8%	9.3%
Due after one year through five years	43.6	46.7
Due after five years through ten years	46.4	41.8
Due after ten years through fifteen years	1.7	1.2
Due after fifteen years	.5	1.0
Total	100.0%	100.0%

Average Maturity in Years	5.0	4.8
Duration (h)	4.3	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.3 as of December 31, 2014 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.3%.

Composition of Unrealized Gains (Losses)

December 31:	2014	2013
Fixed Maturity Securities:
Amortized cost	$8,126.5	$8,477.3
Estimated fair value	8,417.2	8,712.3
Gross unrealized gains	323.0	308.7
Gross unrealized losses	(32.3)	(73.6)
Net unrealized gains (losses)	$290.7	$235.0

Equity Securities:
Original cost	$1,726.5	$632.0
Estimated fair value	2,011.7	1,004.2
Gross unrealized gains	309.1	372.7
Gross unrealized losses	(23.9)	(0.5)
Net unrealized gains (losses)	$285.2	$372.1

Other Assets - Among other major assets, substantially all of the Company's receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated amounts unrecoverable. Deferred policy acquisition costs are estimated by taking into account the direct costs relating to the successful acquisition of new or renewal insurance contracts and evaluating their recoverability on the basis of recent trends in claims costs. Aside from the adoption of new accounting guidance on deferred acquisition costs as discussed in Note 1(f) of the Notes to Consolidated Financial Statements, the Company's deferred policy acquisition cost balances have not fluctuated substantially from period-to-period, and do not represent significant percentages of assets or shareholders' equity.

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $461.9 in dividends from its subsidiaries in 2015 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating subsidiaries.

Old Republic's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As of December 31, 2014, RMIC was statutorily solvent.

See Item 1 - Business for a discussion of regulatory matters affecting RMIC.    Management believes these current events have precluded the aforementioned potential for an event of default from occurring in the foreseeable future.

Capitalization - Old Republic's total capitalization of $4,889.1 at December 31, 2014 consisted of debt of $965.0 and common shareholders' equity of $3,924.0. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended and dividend payments.

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

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. As noted in prior periods' reports, the Company's flagship mortgage guaranty insurance carrier had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. As a result, the Company's mortgage insurance subsidiaries discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. As noted elsewhere herein, RMIC and RMICNC have been operating pursuant to a Summary Order since January 19, 2012 and December 3, 2012, respectively, and the risk-to-capital ratio considerations are therefore no longer of consequence.

Contractual Obligations - The following table shows certain information relating to the Company's contractual obligations as of December 31, 2014:

	Payments Due in the Following Years
	Total	2015	2016 and 2017	2018 and 2019	2020 and After
Contractual Obligations:
Debt	$965.0	$3.3	$7.5	$554.2	$400.0
Interest on Debt	268.5	40.9	80.7	49.3	97.5
Operating Leases	221.7	50.2	80.5	51.4	39.4
Pension Benefits Contributions (a)	103.5	7.8	1.7	15.9	78.1
Claim & Claim Expense Reserves (b)	9,122.0	2,346.3	2,191.7	937.0	3,646.7
Total	$10,680.9	$2,448.7	$2,362.3	$1,608.0	$4,261.8
__________

(a)
Represents estimated minimum funding of contributions for the Old Republic International Salaried Employees Retirement Plan. Funding of the plan is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuation, as well as the maintenance of certain funding levels relative to regulatory requirements.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2012	$2,324.4	$1,677.4	$410.5	$58.6	$4,471.0	10.4%
2013	2,513.7	1,996.1	316.5	59.3	4,885.6	9.3
2014	$2,735.6	$1,759.2	$255.4	$60.7	$4,811.1	(1.5)%

General insurance 2014 net premiums earned reflected slightly higher growth than that registered in 2013. Continued benefits from rate improvements, higher policy retentions, and new business production accounted for 2014's greater premium revenue. Favorable premium trends in workers' compensation, general liability, and several other general insurance coverages were mainly responsible for 2013's revenue growth. The Company's targeted insurance underwriting services in such fields as aviation, construction, energy, home warranty, trucking, and large account risk management provided the main impetus to this growth.

Title Group premium and fee revenues decreased by 11.9% in 2014 and grew by 19.0% in 2013. The decline throughout 2014 was mainly caused by the significant drop in refinance transactions from higher levels reached in 2013. Growth in 2013 premiums and fees benefited from market share gains, steadily improving housing sales and related financing transactions, and a relatively low mortgage interest rate environment.

Consistent with a run-off operating mode, the MI and CCI lines posted further declines in earned premiums. Other adverse factors included the continuation of elevated levels of premium refunds related to claim rescissions and the termination of certain mortgage guaranty pool insurance contracts in 2010. Moreover, mortgage guaranty new business volume prior to August, 2011 was weakened by a downturn in overall mortgage originations, lower industry-wide penetration of the nation's mortgage market, and the continuing effects of more selective underwriting guidelines in place since late 2007.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2012	39.7%	33.0%	4.2%	7.6%	6.2%	9.3%
2013	39.6	32.8	3.8	7.7	6.3	9.8
2014	40.6%	31.9%	3.9%	7.5%	6.2%	9.9%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2012	32.3%	67.7%
2013	27.9	72.1
2014	27.1%	72.9%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2012	$387.3	$368.0	80.7%	85.3%
2013	296.6	286.7	79.1	81.9
2014	$234.6	$227.6	82.2%	66.9%

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.4% of total net risk in force as of year end 2014, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2012	$11,911.1	$850.7	$89.8	$12,851.6
2013	9,579.6	704.8	48.5	10,333.0
2014	$7,984.8	$549.6	$31.8	$8,566.2

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2012	6.4%	27.5%	65.0%	1.1%
2013	6.6	28.1	64.3	1.0
2014	6.6%	28.5%	64.0%	.9%

Bulk(a):
As of December 31:
2012	24.0%	32.5%	43.3%	.2%
2013	23.5	33.0	43.3	.2
2014	26.1%	33.1%	40.7%	.1%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2012	4.6%	35.2%	32.9%	27.3%
2013	4.2	34.5	32.2	29.1
2014	3.9%	34.2%	31.5%	30.4%

Bulk(a):
As of December 31:
2012	56.7%	23.3%	10.0%	10.0%
2013	56.9	23.4	10.2	9.5
2014	52.5%	25.8%	11.1%	10.6%
__________

(a)	Bulk pool risk in-force, which represented 25.2% of total bulk risk in-force at December 31, 2014, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	OH	VA
As of December 31:
2012	8.6%	7.7%	5.3%	5.1%	5.0%	4.8%	4.3%	3.5%	3.3%	3.1%
2013	8.3	7.5	5.5	5.2	4.9	4.8	4.4	3.8	3.3	3.2
2014	7.8%	7.3%	5.7%	5.3%	4.9%	4.8%	4.3%	4.0%	3.3%	3.4%

		Bulk (a)
	TX	FL	GA	IL	CA	CO	PA	NJ	OH	NY
As of December 31:
2012	5.3%	9.9%	4.3%	4.0%	13.9%	3.0%	3.3%	3.7%	4.0%	7.1%
2013	5.4	9.3	4.4	3.9	14.1	2.8	3.4	4.0	3.8	7.9
2014	5.3%	9.3%	4.6%	4.0%	13.0%	2.8%	3.5%	4.4%	4.0%	7.6%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2012	92.8%	7.2%
2013	92.7	7.3
2014	92.7%	7.3%

Bulk (a):
As of December 31:
2012	58.2%	41.8%
2013	57.6	42.4
2014	62.3%	37.7%

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2012	97.1%	2.9%
2013	97.2	2.8
2014	97.2%	2.8%

Bulk (a):
As of December 31:
2012	72.6%	27.4%
2013	74.3	25.7
2014	72.4%	27.6%
__________

(a)	Bulk pool risk in-force, which represented 25.2% of total bulk risk in-force at December 31, 2014, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2012	$42.4	$1,141.6
2013	29.8	989.4
2014	$27.7	$858.5

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RGIG Run-off	Corporate and Other	Total
As of December 31:
2013	$7,280.1	$876.5	$1,681.3	$422.5	$10,260.6	$607.8	$10,868.5
2014	$7,962.3	$915.0	$923.2	$691.7	$10,492.3	$576.4	$11,068.8

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2012	$264.9	$27.3	$36.3	$7.9	$336.5	3.40%	3.19%
2013	249.6	26.6	36.8	5.6	318.7	3.17	2.97
2014	$278.8	$29.9	$27.5	$9.2	$345.5	3.33%	3.15%

Consolidated net investment income increased by 8.4% in 2014 and declined by 5.3% and 7.7% in 2013 and 2012, respectively. This revenue source is affected by changes in the invested asset base which are mainly driven by consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. Yield trends in 2014 benefitted from an increasingly greater commitment to high-quality dividend-paying common stocks. Trends in 2013 and 2012 reflect the relatively short maturity of Old Republic's fixed maturity securities portfolio as well as continuation of a relatively lower yield environment during the past several years.

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; in 2014, 2013, and 2012, 50.2%, 87.7% and 72.7%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2012	$32.7	$15.3	$48.1	$—	$(.2)	$(.2)	$47.8
2013	1.7	146.3	148.1	—	—	—	148.1
2014	$27.0	$245.2	$272.3	$—	$—	$—	$272.3

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2014 and 2013:

	Claim and Loss Adjustment Expense Reserves
December 31:	2014		2013
	Gross	Net	Gross	Net
Workers' compensation	$4,212.3	$2,518.0	$3,802.1	$2,184.9
General liability	1,493.9	678.6	1,407.7	647.9
Commercial automobile (mostly trucking)	1,277.9	1,015.6	1,228.6	1,014.2
Other coverages	497.5	347.2	501.0	343.3
Unallocated loss adjustment expense reserves	232.2	162.4	195.6	143.7
Total general insurance reserves	7,714.0	4,722.0	7,135.2	4,334.1
Title	505.4	505.4	471.5	471.5
RFIG Run-off	880.1	870.2	1,806.8	1,774.2
Life and accident	22.3	17.5	19.8	16.8
Total claim and loss adjustment expense reserves	$9,122.0	$6,115.3	$9,433.5	$6,596.8
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$128.8	$106.2	$159.7	$121.3
% of total general insurance reserves	1.7%	2.3%	2.2%	2.8%

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

Overview of Loss Reserving Process

Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2014, such reserves accounted for 84.6% and 77.2% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2013 represented 75.6% and 65.7% of the respective consolidated amounts.

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

Aggregate loss reserves consist of liability estimates for claims that have been reported ("case") to the Company's insurance subsidiaries and reserves for claims that have been incurred but not yet reported or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year end net reserves totaled $240.7, $241.4 and $230.8 as of December 31, 2014, 2013, and 2012, respectively.

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

	2014	2013	2012
Estimated reduction in beginning reserve	$115.2	$174.9	$313.2
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	47.1	80.5	111.7
Prior year	10.4	71.9	12.2
Sub-total	57.6	152.5	124.0
Estimated rescission reduction in settled claims	(93.5)	(212.2)	(262.3)
Estimated reduction in ending reserve	$79.3	$115.2	$174.9

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

Years Ended December 31:	2014	2013	2012
Gross reserves at beginning of year	$9,433.5	$9,303.3	$8,786.6
Less: reinsurance losses recoverable	2,836.7	2,847.0	2,908.1
Net reserves at beginning of year:
General Insurance	4,334.1	4,048.9	3,874.9
Title Insurance	471.5	396.4	332.0
RFIG Run-off	1,774.2	1,994.8	1,654.0
Other	16.8	15.9	17.4
Sub-total	6,596.8	6,456.2	5,878.5
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,009.8	1,857.9	1,729.6
Title Insurance	105.5	137.2	120.9
RFIG Run-off (a)	323.1	487.5	762.2
Other	44.5	41.0	40.3
Sub-total	2,483.0	2,523.7	2,653.1
Change in provision for insured events of prior years:
General Insurance	107.9	(23.7)	(51.5)
Title Insurance	(13.6)	(3.1)	—
RFIG Run-off (a)	(74.8)	(269.7)	148.2
Other	(1.5)	(2.5)	(1.5)
Sub-total	17.8	(299.1)	95.1
Total incurred claims and claim adjustment expenses (a)	2,500.9	2,224.5	2,748.2
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	657.0	620.8	587.8
Title Insurance	4.7	6.0	3.0
RFIG Run-off (b)	40.6	39.4	46.6
Other	33.4	29.5	30.6
Sub-total	735.9	695.9	668.1
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,072.8	928.2	916.1
Title Insurance	53.2	52.8	53.4
RFIG Run-off (b)	1,111.6	398.9	523.0
Other	8.7	8.0	9.6
Sub-total	2,246.5	1,388.0	1,502.3
Total payments (b)	2,982.4	2,083.9	2,170.5
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance	4,722.0	4,334.1	4,048.9
Title Insurance	505.4	471.5	396.4
RFIG Run-off	870.2	1,774.2	1,994.8
Other	17.5	16.8	15.9
Sub-total	6,115.3	6,596.8	6,456.2
Reinsurance losses recoverable	3,006.6	2,836.7	2,847.0
Gross reserves at end of year	$9,122.0	$9,433.5	$9,303.3
__________

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2014	2013	2012
Change in provision for incurred events of prior years:
General Insurance	$190.8	$(40.4)	$(19.8)
RFIG Run-off (a)	(157.8)	(253.0)	116.5

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	1,825.5	1,597.5	1,577.9
RFIG Run-off (b)	$1,056.5	$389.8	$495.7

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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claim denials of $47.1, $80.5 and $111.7, respectively, for 2014, 2013 and 2012. The provision for insured events of prior years in 2014, 2013 and 2012 was reduced by estimated coverage rescissions and claims denials of $10.4, $71.9 and $12.2, respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

The following table reflects the changes in net reserves between succeeding balance sheet dates.

	2014	2013	2012
Net reserve increase(decrease):
General Insurance	$387.9	$285.1	$174.0
Title Insurance	33.8	75.1	64.3
RFIG Run-off	(904.0)	(220.6)	340.7
Other	.7	.9	(1.5)
Total	$(481.5)	$140.6	$577.6

(b)
Rescissions reduced the Company's settled losses by an estimated $93.5, $212.2, and $262.3 for 2014, 2013, and 2012, respectively. 2013 and 2012 RFIG Run-off Business claim and claim adjustment expense payments reflect the retention of the deferred payment obligation ("DPO") within claim reserves which amounted to $551.5 and $299.5 as of the respective year-ends. In mid July 2014, in furtherance of a Final Order received from the NCDOI, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657.0. Refer to Note 1(s).

(c)	Year end net IBNR reserves for each segment were as follows:

	2014	2013	2012
General Insurance	$2,266.2	$2,118.4	$1,947.0
Title Insurance	432.2	407.1	336.9
RFIG Run-off	138.7	121.3	147.5
Other	5.7	4.0	4.6
Total	$2,843.0	$2,651.0	$2,436.1

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2014	2013	2012
General	77.9%	73.6%	73.0%
Title	5.2	6.7	7.2
RFIG Run-off	97.2	68.8	221.8
Consolidated benefits and claim ratio	52.3%	45.8%	61.9%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	51.9%	51.9%	59.8%
Change in provision for insured events of prior years:
net (favorable) unfavorable development	.4	(6.1)	2.1
Consolidated benefits and claim ratio	52.3%	45.8%	61.9%

The consolidated benefits and claim ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced unfavorable developments in 2014 and 2012, and a favorable development in 2013 which on average decreased the consolidated loss ratio by 1.2%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2012	73.0%	75.3%	78.6%	29.6%	71.6%	63.8%	65.6%
2013	73.6	76.1	79.6	21.4	59.6	78.5	67.8
2014	77.9%	74.0%	89.2%	25.6%	65.7%	88.2%	67.8%

The overall general insurance 2014, 2013 and 2012 claim ratio remained at relatively high levels as workers' compensation and general liability loss costs continued to reflect greater-than-expected severity. Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with changes in loss severity and frequency.

During the three most recent calendar years, the general insurance group experienced unfavorable development of prior year loss reserves for 2014 and favorable developments for 2013 and 2012. During 2014, the General Insurance Group experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2011 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. The favorable developments for 2013 and 2012 are primarily due to the commercial automobile, general aviation, and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in workers' compensation and general liability coverages and by ongoing development of asbestos and environmental ("A&E") claim reserves.

Unfavorable A&E claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 4.5 years (gross) and 6.1 years (net of reinsurance) as of December 31, 2014 and 5.5 years (gross) and 7.8 years (net of reinsurance) as of December 31, 2013. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2014.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2014 and 2013 is as follows:

December 31:	2014		2013
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$126.6	$98.7	$116.7	$97.8
Loss and loss expenses incurred	3.8	4.7	28.2	12.2
Claims and claim adjustment expenses paid	31.7	18.1	18.2	11.4
Reserves at end of year	98.7	85.3	126.6	98.7

Environmental:
Reserves at beginning of year	33.0	22.6	30.4	21.5
Loss and loss expenses incurred	2.2	1.7	4.7	2.7
Claims and claim adjustment expenses paid	5.1	3.4	2.1	1.6
Reserves at end of year	30.1	20.9	33.0	22.6
Total asbestos and environmental reserves	$128.8	$106.2	$159.7	$121.3

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Claim ratios in the most recent three years have trended down as the economic downturn and stresses in the housing and related mortgage lending industries, that began in mid-year 2007, continue to subside at a moderate pace.

The RFIG Run-off mortgage guaranty claim ratios were significantly lower in 2014 and 2013, due to the combined effects of further reductions in newly reported defaults and a rising rate at which previously reported defaults have cured or otherwise been resolved without payment. These factors led to highly favorable developments of prior year-end claim reserves during 2014 and 2013. These (favorable) reserve developments accounted for (reductions) of (69.3) and (88.2) percentage points points in the reported claim ratio for years ended December 31, 2014 and 2013, respectively. By contrast, unfavorable developments of year-end 2011 reserves in 2012 raised the latter year's reported claim ratios by 31.6 percentage points. The disparate development patterns in previously established claim reserves are reflective of improving trends in home prices, foreclosure activity, and real estate markets generally.

2012 and prior years' reserve provisions were impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and high unemployment. Trends in expected and actual claim frequency and severity have been affected to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, increases in housing supply relative to recent demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

The RFIG Run-off business 2014 loss costs were negatively impacted by the CCI claims settlement disclosed elsewhere in this report.

Certain mortgage guaranty average claim-related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2012	$46,376	$53,221	14.70%	21.57%	$262.3
2013	44,678	46,395	13.09	18.73	212.2
2014	$45,607	$44,465	10.93%	23.01%	$93.5
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	VA
As of December 31:
2012	7.9%	31.6%	13.7%	20.8%	14.1%	11.2%	13.9%	15.6%	26.6%	10.8%
2013	8.0	25.9	11.2	16.6	9.6	10.3	14.1	14.3	26.3	9.2
2014	7.1%	17.6%	8.8%	12.9%	7.3%	8.7%	12.8%	11.4%	25.6%	8.2%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	CO	PA	OH	NJ	NY
As of December 31:
2012	13.7%	34.2%	17.9%	27.2%	17.6%	12.6%	21.4%	19.5%	32.5%	25.5%
2013	12.6	28.8	14.2	21.4	13.2	10.7	19.9	16.8	31.1	23.8
2014	15.9%	30.0%	16.5%	25.0%	18.1%	14.8%	25.8%	16.0%	46.5%	43.4%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	NY
As of December 31:
2012	8.4%	31.3%	13.8%	21.3%	15.2%	11.1%	14.5%	16.0%	27.4%	23.0%
2013	8.4	26.4	11.5	17.0	10.7	10.8	14.6	14.6	27.1	22.8
2014	7.7%	19.5%	9.4%	13.8%	9.9%	9.4%	13.7%	11.9%	28.0%	26.8%
__________

(b)	As determined by risk in force as of December 31, 2014, these 10 states represent approximately 50.7%, 58.4%, and 50.9%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claim-related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2012	$73.8	173.9%	$112.8	265.7%	3.9%	$98.1
2013	48.5	162.9	44.5	149.4	2.6	54.4
2014	$95.7	344.9%	$137.2	494.4%	2.1%	$25.2
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

Title insurance loss reserve levels can be impacted adversely by such developments as reduced loan refinancing activity, the effect of which can be to lengthen the period during which title policies remain exposed to loss emergence. Such reserve levels can also be affected by reductions in either property values or the volume of transactions which, by virtue of the speculative nature of some real estate developments, can lead to increased occurrences of fraud, defalcations or mechanics' liens.

RFIG Run-off mortgage guaranty net claim reserve levels can be influenced adversely by several factors. These include changes in the mix of insured business toward loans that have a higher probability of default, increases in the average risk per insured loan, the levels of estimated rescission and claim denial activity, the deterioration of regional or national economic conditions leading to a reduction in borrowers' income and thus their ability to make payments on outstanding loans, and reductions in housing values and/or increases in housing supply that can raise the rate at which defaults evolve into claims and affect their overall severity.

With respect to Old Republic's small life and accident insurance operations, reserve adequacy may be impacted adversely by greater than anticipated medical care cost inflation as well as greater than expected frequency and severity of claims. In life insurance, as in general insurance, concentrations of insured lives coupled with a catastrophic event would represent the Company's largest exposure.

Loss reserve uncertainty is illustrated by the variability in loss reserve development presented in the schedule which appears under Item 1 of this Annual Report. That schedule shows the cumulative loss reserve development for each of the past ten years through December 31, 2014 for the Company's property and liability business which currently represents 79.0% of Old Republic's total loss and loss adjustment expense reserves, net of reinsurance credits. Through December 31, 2014, ending claim reserves for the past ten year-ends have developed favorably, as a percentage of the original estimates, within a range of (4.5)% unfavorable in 2013 to 14.6% favorable in 2005. For the aggregate of ten year-ends, the net development has averaged 4.0% favorable.

On a consolidated basis, which includes all coverages provided by the Company, the one year development on prior year loss reserves over the same ten year period has ranged from (9.1)% unfavorable in 2010 to 11.9% favorable in 2005 and averaged .5% favorable for the ten years. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic's existing business mix, current aggregate loss reserve levels, and loss development patterns suggests a reasonable likelihood that 2014 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company's insurance segments is discussed above. While Old Republic has generally experienced favorable overall loss developments for the latest ten year period, the current analysis of loss development factors and economic conditions influencing the Company's insurance coverages point to a gradual downward trend in favorable development during the most recent three years with respect to general insurance. In management's opinion, the other segments' loss reserve development patterns (most notably those associated with mortgage insurance) show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2014.

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

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements the Company is generally reimbursed for claim costs exceeding contractually agreed-upon levels. During the three year period ended December 31, 2014, the Company's net retentions have risen gradually within the general insurance segment; however, such changes have not had a material impact on the Company's consolidated financial statements.

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

The Company does not anticipate any significant changes in its reinsurance programs during 2015.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2012	25.7%	89.6%	10.4%	48.5%
2013	23.7	88.0	8.1	49.2
2014	22.9%	90.4%	9.5%	47.1%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest operating segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The general insurance expense ratio for 2012 was impacted by a charge related to previously deferred acquisition costs stemming from new accounting guidance issued by the FASB. The title insurance expense ratio for 2014 rose as operating costs contracted by a relatively lower percentage than the reduction in revenues. The lower 2012 and 2013 RFIG Run-off operating expense ratios reflect ongoing cost control geared to a run-off operation. The change in the 2014 ratio reflects a continuing drop in earned premiums and charges taken relative to the attempted recapitalization efforts which were terminated in early 2014.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2012	98.7%	96.8%	232.2%	110.4%
2013	97.3	94.7	76.9	95.0
2014	100.8%	95.6%	106.7%	99.4%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were 32.8%, 33.4%, and (46.6)% in 2014, 2013, and 2012, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax exempt interest and dividend income ), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets. As of December 31, 2014, 2013, and 2012, a valuation allowance was established for certain net operating loss and tax credit carryforwards which the Company does not expect to realize.

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2014:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$8,417.2	100	basis point rate increase	$8,054.4
		200	basis point rate increase	7,691.6
		100	basis point rate decrease	8,780.0
		200	basis point rate decrease	$9,142.8

Equity Price Risk:
Equity Securities	$2,011.7	10%	increase in the S&P 500	$2,194.8
		20%	increase in the S&P 500	2,377.8
		10%	decline in the S&P 500	1,828.6
		20%	decline in the S&P 500	$1,645.6

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2014	2013
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,126.5 and $8,477.3)	$8,417.2	$8,712.3
Equity securities (at fair value) (cost: $1,726.5 and $632.0)	2,011.7	1,004.2
Short-term investments (at fair value which approximates cost)	609.4	1,124.8
Miscellaneous investments	24.7	21.6
Total	11,063.2	10,863.1
Other investments	5.5	5.3
Total investments	11,068.8	10,868.5

Other Assets:
Cash	136.7	153.3
Securities and indebtedness of related parties	17.7	18.0
Accrued investment income	86.1	87.2
Accounts and notes receivable	1,287.6	1,190.5
Federal income tax recoverable: Current	29.2	114.7
Deferred	37.0	48.4
Prepaid federal income taxes	45.7	—
Reinsurance balances and funds held	148.7	189.2
Reinsurance recoverable: Paid losses	66.9	64.9
Policy and claim reserves	3,355.6	3,150.8
Deferred policy acquisition costs	230.8	192.6
Sundry assets	476.8	455.7
Total Other Assets	5,919.3	5,665.9
Total Assets	$16,988.1	$16,534.4

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,122.0	$9,433.5
Unearned premiums	1,627.7	1,487.8
Other policyholders' benefits and funds	205.0	207.8
Total policy liabilities and accruals	10,954.7	11,129.2
Commissions, expenses, fees, and taxes	454.6	409.8
Reinsurance balances and funds	473.8	441.9
Debt	965.0	569.2
Sundry liabilities	215.8	209.0
Commitments and contingent liabilities
Total Liabilities	13,064.0	12,759.4

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	260.9	260.4
Additional paid-in capital	681.6	673.9
Retained earnings	2,706.7	2,485.3
Accumulated other comprehensive income (loss)	292.3	378.2
Unallocated ESSOP shares (at cost)	(17.6)	(23.0)
Total Common Shareholders' Equity	3,924.0	3,775.0
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$16,988.1	$16,534.4
________

(1)
At December 31, 2014 and 2013, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 260,946,810 and 260,462,217 were issued as of December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Net premiums earned	$4,446.3	$4,456.6	$4,043.8
Title, escrow, and other fees	364.8	429.0	427.1
Total premiums and fees	4,811.1	4,885.6	4,471.0
Net investment income	345.5	318.7	336.5
Other income	101.6	90.1	114.5
Total operating revenues	5,258.3	5,294.5	4,922.2
Realized investment gains (losses):
From sales	272.3	148.1	48.1
From impairments	—	—	(.2)
Total realized investment gains (losses)	272.3	148.1	47.8
Total revenues	5,530.7	5,442.7	4,970.1

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	2,500.0	2,223.0	2,747.4
Dividends to policyholders	14.4	15.2	17.9
Underwriting, acquisition, and other expenses	2,381.0	2,509.7	2,297.1
Interest and other charges	25.6	21.6	36.2
Total expenses	4,921.2	4,769.7	5,098.7
Income (loss) before income taxes (credits)	609.4	672.9	(128.5)

Income Taxes (Credits):
Current	152.4	79.0	2.4
Deferred	47.3	146.0	(62.3)
Total	199.7	225.0	(59.8)

Net Income (Loss)	$409.7	$447.8	$(68.6)

Net Income (Loss) Per Share:
Basic	$1.58	$1.74	$(.27)
Diluted	$1.44	$1.57	$(.27)

Average shares outstanding: Basic	258,553,662	257,443,999	255,812,888
Diluted	295,073,206	293,684,035	255,812,888

Dividends Per Common Share:
Cash	$.73	$.72	$.71

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2014	2013	2012
Net Income (Loss) As Reported	$409.7	$447.8	$(68.6)

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	240.7	(107.0)	161.3
Amounts reclassified as realized investment
gains from sales in the statements of income	(272.3)	(148.1)	(47.8)
Pretax unrealized gains (losses) on securities	(31.6)	(255.2)	113.4
Deferred income taxes (credits)	(11.1)	(89.0)	39.5
Net unrealized gains (losses) on securities, net of tax	(20.4)	(166.2)	73.8
Defined benefit pension plans:
Net pension adjustment before reclassifications	(79.6)	104.7	(29.9)
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	(1.9)	7.0	10.4
Net adjustment related to defined benefit
pension plans	(81.6)	111.7	(19.4)
Deferred income taxes (credits)	(28.5)	39.1	(6.8)
Net adjustment related to defined benefit pension
plans, net of tax	(53.0)	72.6	(12.6)
Foreign currency translation and other adjustments	(12.2)	(9.9)	4.4
Net adjustments	(85.8)	(103.5)	65.6
Comprehensive Income (Loss)	$323.9	$344.3	$(3.0)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions)

	Years Ended December 31,
	2014	2013	2012
Convertible Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$260.4	$259.4	$259.3
Dividend reinvestment plan	—	—	—
Net issuance of shares under stock based compensation plans	.4	.9	—
Balance, end of year	$260.9	$260.4	$259.4

Additional Paid-in Capital:
Balance, beginning of year	$673.9	$660.9	$657.9
Dividend reinvestment plan	.8	.8	.8
Net issuance of shares under stock based compensation plans	4.0	9.5	(.6)
Stock based compensation	.5	—	2.5
ESSOP shares released	3.8	2.6	.3
Acquisition of non-controlling interest	(1.6)	—	—
Balance, end of year	$681.6	$673.9	$660.9

Retained Earnings:
Balance, beginning of year	$2,485.3	$2,222.3	$2,472.4
Net income (loss)	409.7	447.8	(68.6)
Dividends on common stock: cash	(188.3)	(184.8)	(181.5)
Balance, end of year	$2,706.7	$2,485.3	$2,222.3

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$378.2	$481.7	$416.0
Net unrealized gains (losses) on securities, net of tax	(20.4)	(166.2)	73.8
Net adjustment related to defined benefit pension plans,
net of tax	(53.0)	72.6	(12.6)
Foreign currency translation and other adjustments	(12.2)	(9.9)	4.4
Balance, end of year	$292.3	$378.2	$481.7

Unallocated ESSOP Shares:
Balance, beginning of year	$(23.0)	$(28.2)	$(33.2)
ESSOP shares released	5.3	5.2	5.0
Balance, end of year	$(17.6)	$(23.0)	$(28.2)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$409.7	$447.8	$(68.6)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(39.0)	(27.9)	32.5
Premiums and other receivables	(97.2)	(55.9)	(105.6)
Unpaid claims and related items	(480.6)	141.2	578.2
Unearned premiums and other policyholders' liabilities	104.4	102.9	52.7
Income taxes	132.7	103.7	(60.7)
Prepaid federal income taxes	(45.7)	—	1.0
Reinsurance balances and funds	70.6	55.5	51.7
Realized investment (gains) losses	(272.3)	(148.1)	(47.8)
Accounts payable, accrued expenses and other	36.1	67.3	98.6
Total	(181.2)	686.7	532.0

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	854.2	1,387.4	1,080.3
Sales	847.5	194.8	406.1
Sales of:
Equity securities	617.0	172.5	71.1
Other - net	17.4	29.3	28.3
Sale of a business	—	—	5.8
Purchases of:
Fixed maturity securities	(1,373.2)	(2,120.8)	(1,598.3)
Equity securities	(1,466.6)	(209.5)	(169.8)
Other - net	(47.6)	(44.6)	(37.8)
Purchase of a business	(2.8)	(5.1)	—
Net decrease (increase) in short-term investments	513.0	139.1	211.5
Other - net	(2.2)	(.4)	(1.0)
Total	(43.3)	(457.6)	(3.7)

Cash flows from financing activities:
Issuance of debentures and notes	394.4	—	—
Issuance of common shares	5.7	11.8	1.0
Redemption of debentures and notes	(4.2)	(3.6)	(339.8)
Dividends on common shares	(188.3)	(184.8)	(181.5)
Other - net	.4	(.3)	.2
Total	207.9	(176.9)	(520.0)

Increase (decrease) in cash:	(16.6)	52.0	8.1
Cash, beginning of year	153.3	101.2	93.0
Cash, end of year	$136.7	$153.3	$101.2

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$21.2	$21.3	$35.0
Income taxes	$67.3	$122.3	$1.6

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

(a) Accounting Principles - The Company's insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries operate their business in the context of such laws and regulation, and maintain their accounts in conformity with accounting practices prescribed or permitted by various states' insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices. The statutory accounting requirements vary from the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP") in the following major respects: (1) the costs of selling insurance policies are charged to operations immediately, while the related premiums are taken into income over the terms of the policies; (2) investments in fixed maturity securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value; (3) certain assets classified as "non-admitted assets" are excluded from the balance sheet through a direct charge to earned surplus; (4) changes in deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement; (5) mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus whereas, GAAP does not allow provisions for future catastrophic losses; (6) title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year's premiums written; (7) certain required formula-derived reserves for general insurance in particular are established for claim reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus; (8) surplus notes are classified as surplus rather than a liability; and (9) in 2013, mortgage guaranty deferred payment obligations ("DPO") retained are claim reserves classified as an admissible asset and as a component of policyholders surplus pursuant to a permitted practice of the NCDOI. In consolidating the statutory financial statements of its insurance subsidiaries, the Company has therefore made necessary adjustments to conform their accounts with GAAP. The following table reflects a summary of all such adjustments:

	Shareholders' Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2014	2013	2014	2013	2012
Statutory totals of insurance
company subsidiaries (a):
General	$3,288.4	$3,127.9	$304.5	$314.4	$225.5
Title	459.4	428.6	89.1	88.7	70.3
RFIG Run-off	64.3	456.5	127.4	125.2	(285.0)
Life & Accident	57.7	67.0	(0.1)	3.6	3.0
Sub-total	3,869.8	4,080.0	520.9	531.9	13.8
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	32.5	29.4	(66.4)	23.2	(64.2)
Unadjusted totals	3,902.3	4,109.7	454.4	555.1	(50.4)
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	160.5	159.1	1.4	.9	(33.3)
Fair value of fixed maturity securities	298.5	220.9	—	—	—
Non-admitted assets	81.8	73.3	—	—	—
Deferred income taxes	(111.9)	(49.8)	(39.3)	(79.5)	35.7
Mortgage contingency and DPO reserves	167.8	(479.0)	—	—	—
Title unearned premiums	441.5	432.6	8.9	42.1	30.0
Loss reserves	(453.9)	(432.7)	(21.3)	(71.8)	(70.4)
Surplus notes	(582.5)	(277.5)	—	—	—
Sundry adjustments	19.7	17.9	5.1	.9	19.4
Total adjustments	21.5	(334.8)	(44.9)	(107.3)	(18.2)
Consolidated GAAP totals	$3,924.0	$3,775.0	$409.7	$447.8	$(68.6)

(a)
The insurance laws of the respective states in which the Company’s insurance subsidiaries are incorporated prescribe minimum capital and surplus requirements for the lines of business they are licensed to write. For domestic property and casualty and life and accident insurance companies the National Association of Insurance Commissioners also prescribes risk-based capital ("RBC") requirements. The RBC is a measure of statutory capital in relationship to a formula-driven definition of risk relative to a company’s balance sheet and mix of business. The combined RBC ratio of our primary General insurance subsidiaries was 692% and 695% of the company action level RBC at December 31, 2014 and 2013, respectively. The minimum capital requirements for the Company’s Title Insurance subsidiaries are established by statute in the respective states of domicile. The minimum regulatory capital requirements are not significant in relationship to the recorded statutory capital of the Company’s Title and Life & Accident insurance subsidiaries. At December 31, 2014 and 2013 each of the Company’s General, Title, and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements. Refer to Note 1(s) - Regulatory Matters for a discussion regarding the RFIG Run-off group.

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

(d) Investments - The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2014 and 2013, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized $-, $- and $.2 of OTTI adjustments for the years ended December 31, 2014, 2013 and 2012, respectively.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
December 31, 2014:
U.S. & Canadian Governments	$1,116.4	$31.8	$2.3	$1,145.9
Tax-exempt	50.0	1.5	.2	51.4
Corporate	6,960.0	289.6	29.8	7,219.9
	$8,126.5	$323.0	$32.3	$8,417.2
December 31, 2013:
U.S. & Canadian Governments	$1,133.0	$36.7	$8.7	$1,161.1
Tax-exempt	168.1	3.7	.5	171.3
Corporate	7,176.0	268.1	64.3	7,379.8
	$8,477.3	$308.7	$73.6	$8,712.3

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at December 31, 2014:
Due in one year or less	$635.1	$642.8
Due after one year through five years	3,541.2	3,719.0
Due after five years through ten years	3,774.1	3,864.5
Due after ten years	175.9	190.7
	$8,126.5	$8,417.2

Bonds and other investments with a statutory carrying value of $601.6 as of December 31, 2014 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

A summary of the Company's equity securities follows:

Equity Securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014	$1,726.5	$309.1	$23.9	$2,011.7
December 31, 2013	$632.0	$372.7	$.5	$1,004.2

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and the length of time that individual securities have been in an unrealized loss position.

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014:
Fixed Maturity Securities:
U.S. & Canadian Governments	$47.7	$—	$144.9	$2.2	$192.6	$2.3
Tax-exempt	1.6	—	6.7	.1	8.4	.2
Corporate	750.8	18.4	505.8	11.3	1,256.6	29.8
Subtotal	800.2	18.6	657.5	13.7	1,457.7	32.3
Equity Securities	384.1	23.9	—	—	384.1	23.9
Total	$1,184.3	$42.6	$657.5	$13.7	$1,841.8	$56.3

December 31, 2013:
Fixed Maturity Securities:
U.S. & Canadian Governments	$301.7	$8.7	$—	$—	$301.7	$8.7
Tax-exempt	10.0	.5	—	—	10.0	.5
Corporate	2,312.2	60.2	47.7	4.1	2,360.0	64.3
Subtotal	2,624.0	69.4	47.7	4.1	2,671.8	73.6
Equity Securities	31.0	.5	—	—	31.0	.5
Total	$2,655.0	$70.0	$47.7	$4.1	$2,702.8	$74.2

At December 31, 2014, the Company held 322 fixed maturity and 11 equity securities in an unrealized loss position, representing 18.8% (as to fixed maturities) and 11.7% (as to equity securities) of the total number of such issues it held. At December 31, 2013, the Company held 558 fixed maturity and 5 equity securities in an unrealized loss position, representing 30.8% (as to fixed maturities) and 7.2% (as to equity securities) of the total number of such issues it held. Of the securities in an unrealized loss position, 117 and 10 fixed maturity securities had been in a continuous unrealized loss position for more than 12 months as of December 31, 2014 and 2013, respectively. The unrealized losses on these securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of December 31, 2014 and December 31, 2013.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2014:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$472.0	$673.8	$—	$1,145.9
Tax-exempt	—	51.4	—	51.4
Corporate	—	7,209.4	10.5	7,219.9
Equity securities	2,009.8	—	1.9	2,011.7
Short-term investments	$605.8	$—	$3.6	$609.4

As of December 31, 2013:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$478.9	$682.2	$—	$1,161.1
Tax-exempt	—	171.3	—	171.3
Corporate	—	7,369.3	10.5	7,379.8
Equity securities	1,003.4	—	.7	1,004.2
Short-term investments	$1,120.5	$—	$4.2	$1,124.8

There were no transfers between Levels 1, 2 or 3 during 2014.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At December 31, 2014, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2014	2013	2012
Investment income from:
Fixed maturity securities	$296.0	$298.7	$321.0
Equity securities	49.3	21.2	13.1
Short-term investments	.8	1.1	1.9
Other sources	3.0	2.6	5.4
Gross investment income	349.2	323.7	341.6
Investment expenses (a)	3.7	4.9	5.1
Net investment income	$345.5	$318.7	$336.5

Realized gains (losses) on:
Fixed maturity securities:
Gains	$32.1	$9.9	$32.7
Losses	(5.0)	(8.2)	—
Net	27.0	1.7	32.7
Equity securities:
Gains	247.2	142.6	11.9
Losses	(2.3)	—	(.3)
Net	244.9	142.5	11.5
Other long-term investments, net	.3	3.7	3.6
Total realized gains (losses)	272.3	148.1	47.8
Income taxes (credits)(b)	95.3	51.8	16.7
Net realized gains (losses)	$177.0	$96.2	$31.1

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$55.1	$(337.9)	$64.9
Less: Deferred income taxes (credits)	19.2	(117.9)	22.6
	35.9	(219.9)	42.2

Equity securities & other long-term investments	(86.8)	82.6	48.4
Less: Deferred income taxes (credits)	(30.3)	28.9	16.8
	(56.4)	53.7	31.5
Net changes in unrealized investment gains (losses)	$(20.4)	$(166.2)	$73.8
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.4, $1.7 and $2.0 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 27% of 2014, 28% of 2013 and 32% of 2012 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums principally stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Recognition of normal or catastrophic claim costs, however, occurs only upon an instance of default, defined as the occurrence of two or more consecutively missed monthly payments. Accordingly, GAAP revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and most significantly, future catastrophic loss occurrences for which current reserve provisions are not permitted. As a result, mortgage guaranty GAAP earnings for any individual year or series of years may be materially adversely affected, particularly by cyclical catastrophic loss events such as the mortgage insurance industry experienced between 2007 and 2012. Reported GAAP earnings and financial condition form, in part, the basis for significant judgments and strategic evaluations made by management, analysts, investors, and other users of the financial statements issued by mortgage guaranty companies. The risk exists that such judgments and evaluations are at least partially based on GAAP financial information that does not match revenues and expenses and is therefore not reflective of the long-term normal and catastrophic risk exposures assumed by mortgage guaranty insurers at any point in time.

In May 2014, the FASB issued a comprehensive revenue recognition standard which applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. The Company is currently evaluating the guidance, which is effective in the first quarter of 2017, to determine the potential impact, if any, of its adoption on its consolidated financial statements.

(f) Deferred Policy Acquisition Costs - Various insurance subsidiaries of the Company defer direct costs related to the successful production of business. Deferred costs consist principally of commissions, premium taxes, marketing, and policy issuance expenses. Effective January 1, 2012, the Company adopted a prospective application of new GAAP authoritative guidance related to the deferral of costs for acquiring or renewing insurance contracts. The guidance identifies those direct costs that relate to the successful acquisition of new or renewal insurance contracts that should be capitalized. The adoption of the guidance resulted in 2012 pretax charges of $37.9 to General Insurance results.

With respect to most coverages, deferred acquisition costs are amortized on the same basis as the related premiums are earned or, alternatively, over the periods during which premiums will be paid. To the extent that future revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings.

The following table shows a reconciliation of deferred acquisition costs between succeeding balance sheet dates.

Years Ended December 31:	2014	2013	2012
Deferred, beginning of year	$192.6	$165.5	$197.6
Acquisition costs deferred:
Commissions - net of reinsurance	258.9	222.7	180.8
Premium taxes	102.3	93.8	86.8
Salaries and other marketing expenses	41.4	42.5	43.3
Sub-total	402.7	359.1	311.0
Amortization charged to income	(364.6)	(331.9)	(343.2)
Change for the year	38.1	27.1	(32.1)
Deferred, end of year	$230.8	$192.6	$165.5

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2014 and 2013, unearned premiums consisted of the following:

As of December 31:	2014	2013
General Insurance Group	$1,606.5	$1,458.9
RFIG Run-off Business	21.1	28.9
Total	$1,627.7	$1,487.8

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

General Insurance reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Long-term disability or pension type workers' compensation reserves are discounted to present value based on interest rates ranging from 3.5% to 4.0%. Losses and claims incurred but not reported ("IBNR"), as well as expenses required to settle losses and claims are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. As applicable, estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves. Overall claim and claim expense reserves incorporate amounts covering net estimates of unusual claims such as those emanating from asbestosis and environmental ("A&E") exposures as discussed below. Such reserves can affect claim costs and related loss ratios for such insurance coverages as general liability, commercial automobile (truck), workers' compensation, and property.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims generally involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2014, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2014 and 2013, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $128.8 and $159.7 gross, respectively, and $106.2 and $121.3 net of reinsurance, respectively. Old Republic's average five year survival ratios stood at 4.5 years (gross) and 6.1 years (net of reinsurance) as of December 31, 2014 and 5.5 years (gross) and 7.8 years (net of reinsurance) as of December 31, 2013. The survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

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

	2014	2013	2012
Estimated reduction in beginning reserve	$115.2	$174.9	$313.2
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	47.1	80.5	111.7
Prior year	10.4	71.9	12.2
Sub-total	57.6	152.5	124.0
Estimated rescission reduction in settled claims	(93.5)	(212.2)	(262.3)
Estimated reduction in ending reserve	$79.3	$115.2	$174.9

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

Years Ended December 31:	2014	2013	2012
Gross reserves at beginning of year	$9,433.5	$9,303.3	$8,786.6
Less: reinsurance losses recoverable	2,836.7	2,847.0	2,908.1
Net reserves at beginning of year:
General Insurance	4,334.1	4,048.9	3,874.9
Title Insurance	471.5	396.4	332.0
RFIG Run-off	1,774.2	1,994.8	1,654.0
Other	16.8	15.9	17.4
Sub-total	6,596.8	6,456.2	5,878.5
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,009.8	1,857.9	1,729.6
Title Insurance	105.5	137.2	120.9
RFIG Run-off (a)	323.1	487.5	762.2
Other	44.5	41.0	40.3
Sub-total	2,483.0	2,523.7	2,653.1
Change in provision for insured events of prior years:
General Insurance	107.9	(23.7)	(51.5)
Title Insurance	(13.6)	(3.1)	—
RFIG Run-off (a)	(74.8)	(269.7)	148.2
Other	(1.5)	(2.5)	(1.5)
Sub-total	17.8	(299.1)	95.1
Total incurred claims and claim adjustment expenses (a)	2,500.9	2,224.5	2,748.2
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	657.0	620.8	587.8
Title Insurance	4.7	6.0	3.0
RFIG Run-off (b)	40.6	39.4	46.6
Other	33.4	29.5	30.6
Sub-total	735.9	695.9	668.1
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,072.8	928.2	916.1
Title Insurance	53.2	52.8	53.4
RFIG Run-off (b)	1,111.6	398.9	523.0
Other	8.7	8.0	9.6
Sub-total	2,246.5	1,388.0	1,502.3
Total payments (b)	2,982.4	2,083.9	2,170.5
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance	4,722.0	4,334.1	4,048.9
Title Insurance	505.4	471.5	396.4
RFIG Run-off	870.2	1,774.2	1,994.8
Other	17.5	16.8	15.9
Sub-total	6,115.3	6,596.8	6,456.2
Reinsurance losses recoverable	3,006.6	2,836.7	2,847.0
Gross reserves at end of year	$9,122.0	$9,433.5	$9,303.3
__________

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2014	2013	2012
Change in provision for incurred events of prior years:
General Insurance	$190.8	$(40.4)	$(19.8)
RFIG Run-off (a)	(157.8)	(253.0)	116.5

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	1,825.5	1,597.5	1,577.9
RFIG Run-off (b)	$1,056.5	$389.8	$495.7

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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $47.1, $80.5 and $111.7, respectively, for 2014, 2013 and 2012. The provision for insured events of prior years in 2014, 2013 and 2012 was reduced by estimated coverage rescissions and claims denials of $10.4, $71.9 and $12.2, respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

The following table reflects the changes in net reserves between succeeding balance sheet dates.

	2014	2013	2012
Net reserve increase(decrease):
General Insurance	$387.9	$285.1	$174.0
Title Insurance	33.8	75.1	64.3
RFIG Run-off	(904.0)	(220.6)	340.7
Other	.7	.9	(1.5)
Total	$(481.5)	$140.6	$577.6

(b)
Rescissions reduced the Company's settled losses by an estimated $93.5, $212.2, and $262.3 for 2014, 2013, and 2012, respectively. 2013 and 2012 RFIG Run-off Business claim and claim adjustment expense payments reflect the retention of the deferred payment obligation ("DPO") within claim reserves which amounted to $551.5 and $299.5 as of the respective year-ends. In mid July 2014, in furtherance of a Final Order received from the NCDOI, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657.0. Refer to Note 1(s).

(c)	Year end net IBNR reserves for each segment were as follows:

	2014	2013	2012
General Insurance	$2,266.2	$2,118.4	$1,947.0
Title Insurance	432.2	407.1	336.9
RFIG Run-off	138.7	121.3	147.5
Other	5.7	4.0	4.6
Total	$2,843.0	$2,651.0	$2,436.1

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced unfavorable developments of (.3)% and (1.6)% for 2014 and 2012, respectively, and a favorable development of 4.6% for 2013, with average favorable annual developments of .9%. The Company believes that the factors most responsible, in varying and continually changing degrees, for reserve redundancies or deficiencies include, as to many general insurance coverages, the effect of reserve discounts applicable to workers' compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above. During 2014, the Company experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2011 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. As to mortgage guaranty and the CCI coverage, changes in reserve adequacy or deficiency result from differences in originally estimated salvage and subrogation recoveries, sales and prices of homes that can impact claim costs upon the disposition of foreclosed properties, changes in regional or local economic conditions and employment levels, greater numbers of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported.

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

Years Ended December 31:	2014	2013	2012
Statutory tax rate (credit)	35.0%	35.0%	(35.0)%
Tax rate increases (decreases):
Tax-exempt interest	(.2)	(.4)	(4.1)
Dividends received exclusion	(1.5)	(.6)	(2.1)
Valuation allowance (see below)	—	—	(2.0)
Goodwill impairment	—	—	.4
Foreign income (loss) reattribution	(.2)	(.2)	(3.5)
Sale of subsidiary	—	—	(1.3)
Other items - net	(.3)	(.4)	1.0
Effective tax rate (credit)	32.8%	33.4%	(46.6)%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2014	2013	2012
Deferred Tax Assets:
Losses, claims, and settlement expenses	$299.9	$286.9	$272.4
Pension and deferred compensation plans	75.8	51.3	90.8
Impairment losses on investments	3.2	3.2	49.2
Net operating loss carryforward	40.2	43.7	91.0
AMT credit carryforward	9.6	9.6	25.5
Other temporary differences	38.4	50.5	67.7
Total deferred tax assets before valuation allowance	467.2	445.3	596.8
Valuation allowance	(9.6)	(9.6)	(9.6)
Total deferred tax assets	457.6	435.7	587.2
Deferred Tax Liabilities:
Unearned premium reserves	39.6	42.7	35.3
Deferred policy acquisition costs	76.6	63.1	52.5
Mortgage guaranty insurers' contingency reserves	53.5	20.1	—
Amortization of fixed maturity securities	5.1	4.9	6.9
Net unrealized investment gains	208.7	220.5	309.7
Title plants and records	5.0	4.9	5.0
Other temporary differences	31.9	30.6	29.6
Total deferred tax liabilities	420.6	387.1	439.2
Net deferred tax assets (liabilities)	$37.0	$48.4	$148.1

At December 31, 2014, the Company had available net operating loss ("NOL") carryforwards of $115.0 which will expire in years 2020 through 2029, and a $9.6 alternative minimum tax ("AMT") credit carryforward which does not expire. The NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code and is available to reduce future years' taxable income by a maximum of $9.8 each year until expiration.

A valuation allowance was established against deferred tax assets as of December 31, 2014, 2013 and 2012 related to certain tax credit carryforwards which the Company does not expect to realize. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all remaining deferred tax assets at year end 2014 will more likely than not be fully realized.

Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. For 2014 tax purposes, the Company recognized a contingency reserve deduction of $95.3. Consequently, $25.6 of U.S. Treasury Tax and Loss Bonds were acquired during 2014 and $7.7 will be acquired during the first quarter of 2015.

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. The IRS is currently examining the Company's 2011 through 2013 consolidated Federal income tax returns, including amendments, relative to claims for recovery of income taxes previously paid. During 2013, the IRS completed an examination of the Company's consolidated Federal income tax returns for the years 2005 through 2010, which produced no material change to the Company's net income.

(k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $26.1, $23.8 and $23.9 in 2014, 2013, and 2012, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(m) Goodwill and Intangible Assets - The following table presents the components of the Company's goodwill balance:

	General	Title	RFIG Run-off	Other	Total
January 1, 2013	$116.2	$44.3	$—	$.1	$160.7
Acquisitions	—	—	—	—	—
Impairments	—	—	—	—	—
December 31, 2013	116.2	44.3	—	.1	160.7
Acquisitions	—	—	—	—	—
Impairments	—	—	—	—	—
December 31, 2014	$116.2	$44.3	$—	$.1	$160.7

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

The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. The Old Republic Plan has been closed to new participants since December 31, 2004; the PMA Plan was frozen as of December 31, 2005. The benefit levels in the Old Republic Plan were similarly frozen as of December 31, 2013. As a result, the plans have since been and remain closed to new participants and eligible employees retain all of the vested rights as of the effective date of the freeze, while additional benefits no longer accrue. For 2013, the impact of the benefit curtailment resulted in increased operating expenses of $.6, a reduction of the pension obligation liability of $26.6, and a resulting increase to other comprehensive income of $17.7, net of tax.

The funded status of pension and other postretirement plans is measured as of December 31 of each year, as the difference between the fair value of plan assets and the projected benefit obligation. The funded status of an overfunded benefit plan is recognized as a net pension asset while the underfunded status of a benefit plan is recognized as a net pension liability; offsetting entries are reflected as a component of shareholders' equity in accumulated other comprehensive income, net of deferred taxes. The effects of these measurements and the changes in the projected benefit obligations ("PBO") are reflected below.

Years Ended December 31:	2014	2013	2012
Projected benefit obligation at beginning of year	$479.3	$525.7	$477.8
Increases (decreases) during the year attributable to:
Service cost	—	9.5	9.4
Interest cost	23.4	21.6	21.8
Plan curtailments	—	(26.6)	—
Actuarial (gains) losses	68.9	(32.8)	31.5
Benefits paid	(18.7)	(18.1)	(15.0)
Net increase (decrease) for the year	73.5	(46.4)	47.8
Projected benefit obligation at end of year	$552.9	$479.3	$525.7
Accumulated benefit obligation at end of year	$552.9	$479.3	$495.4

The changes in the fair value of net assets available for plan benefits are as follows:

Years Ended December 31:	2014	2013	2012
Fair value of net assets available for plan benefits
At beginning of the year	$408.8	$352.3	$315.4
Increases (decreases) during the year attributable to:
Actual return on plan assets	19.8	61.9	25.8
Sponsor contributions	9.2	12.7	26.0
Benefits paid	(18.7)	(18.1)	(15.0)
Net increase (decrease) for year	10.3	56.5	36.8
Fair value of net assets available for plan benefits
At end of the year	$419.2	$408.8	$352.3

The Company expects to make cash contributions of approximately $7.8 in calendar year 2015.

The components of aggregate annual net periodic pension costs consisted of the following:

Years Ended December 31:	2014	2013	2012
Service cost	$—	$9.5	$9.4
Interest cost	23.4	21.6	21.8
Curtailment loss recognized	—	.6	—
Expected return on plan assets	(29.4)	(26.7)	(25.1)
Recognized loss	—	8.8	10.0
Prior service costs	—	.1	.1
Net cost	$(6.0)	$14.1	$16.3

The pretax pension costs recognized in other comprehensive income consist of the following:

Years Ended December 31:	2014	2013	2012
Amounts arising during the period:
Net recognized gain (loss)	$78.5	$68.0	$(30.8)
Plan curtailment	—	26.6	—
Reclassification adjustment to components of net periodic pension cost:
Net recognized loss	—	8.8	10.0
Net prior service cost	—	.1	.1
Curtailment loss recognized	—	.6	—
Net pretax pension (costs) or gains recognized	$78.5	$104.3	$(20.6)

The amounts included in accumulated other comprehensive income that have not yet been recognized as components of net periodic pension cost consist of the following:

As of December 31:	2014	2013
Net recognized loss	$(126.9)	$(48.3)
Net prior service cost	—	—
Total	$(126.9)	$(48.3)

The amounts included in accumulated other comprehensive income that will be recognized as components of net periodic pension cost during 2015 are not expected to be material.

The projected benefit obligations and net periodic benefit costs for the plans were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2014	2013	2014	2013	2012
Settlement discount rates	4.10%	5.00%	5.00%	4.17%	4.66%
Rates of compensation increase	N/A	N/A	N/A	3.22%	4.25%
Long-term rates of return on plans' assets	N/A	N/A	7.25%	7.56%	7.81%

The assumed settlement discount rates were determined by matching the current estimate of each Plan's projected cash outflows against spot rate yields on a portfolio of high quality bonds as of the measurement date. To develop the expected long-term rate of return on assets assumption, historical returns and the future return expectations for each asset class, as well as the target asset allocation of the pension portfolios were considered. The investment policy of the Plan takes into account the matching of assets and liabilities, appropriate risk aversion, liquidity needs, the preservation of capital, and the attainment of modest growth. The weighted-average asset allocations of the Plan were as follows:

			Investment Policy Asset Allocation % Range Target
As of December 31:	2014	2013
Equity securities:
Common shares of Company stock	9.9%	12.0%
Other	61.1	50.9
Sub-total	71.0	62.9	30% to 70%
Fixed maturity securities	25.4	29.5	30% to 70%
Other	3.6	7.6	1% to 20%
Total	100.0%	100.0%

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

The following tables present a summary of the Plans' assets segregated among the various input levels described in Note 1(d).

	Fair Value Measurements
As of December 31, 2014:	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$41.3	$—	$—	$41.3
Other	238.5	17.4	—	256.0
Sub-total	279.9	17.4	—	297.4
Fixed maturity securities	—	106.3	—	106.3
Other	6.2	3.1	6.0	15.4
Total	$286.2	$126.9	$6.0	$419.2

As of December 31, 2013:
Equity securities:
Common shares of Company stock	$48.8	$—	$—	$48.8
Other	189.1	18.9	—	208.1
Sub-total	238.0	18.9	—	256.9
Fixed maturity securities	10.5	109.9	—	120.4
Other	16.5	7.3	7.4	31.3
Total	$265.1	$136.3	$7.4	$408.8

Level 1 assets include U.S. Treasury notes, publicly traded common stocks, mutual funds and certain short-term investments. Level 2 assets generally include corporate and government agency bonds, common collective trusts, and a limited partnership investment. Level 3 assets primarily consist of an immediate participation guaranteed fund.

The benefits expected to be paid as of December 31, 2014 for the next 10 years are as follows: 2015: $22.6; 2016: $24.7; 2017: $25.6; 2018 $26.9; 2019: $28.3 and for the five years after 2019: $155.9.

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2014	2013	2012
Employees Savings and Stock Ownership Plan "ESSOP"	$9.3	$7.8	$5.3
Other profit sharing plans	10.9	12.1	12.9
Cash and deferred incentive compensation	$21.4	$21.6	$20.5

A majority of the Company's employees participate in the ESSOP. Current Company contributions are provided in the form of Old Republic common stock. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock; dividends on unallocated shares are used to pay debt service costs. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. As of December 31, 2014, there were 13,464,097 Old Republic common shares owned by the ESSOP, of which 10,939,003 were allocated to employees' account balances. There are no repurchase obligations in existence. See Note 3(b).

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($1,426.5 and $1,043.9 at December 31, 2014 and 2013, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

Years Ended December 31:	2014	2013	2012
Numerator:
Net income (loss)	$409.7	$447.8	$(68.6)
Numerator for basic earnings per share -
income (loss) available to common stockholders	409.7	447.8	(68.6)
Adjustment for interest expense incurred on
assumed conversion of convertible notes	14.6	14.6	—
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversion of convertible notes	$424.3	$462.4	$(68.6)

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	258,553,662	257,443,999	255,812,888
Effect of dilutive securities - stock based compensation awards	1,004,518	784,080	—
Effect of dilutive securities - convertible senior notes	35,515,026	35,455,956	—
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	295,073,206	293,684,035	255,812,888
Earnings per share: Basic	$1.58	$1.74	$(.27)
Diluted	$1.44	$1.57	$(.27)

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	6,631,196	7,563,456	14,543,835
Convertible senior notes	—	—	35,409,303
Total	6,631,196	7,563,456	49,953,138
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

(r) Stock Based Compensation - As periodically amended, the Company has had a stock option plan in effect for certain eligible key employees since 1978. Under the current plan amended in 2010, the maximum number of common shares available for 2010 and future years' grants has been set at 14.5 million shares through 2016. Pursuant to the Company's most recently established self-imposed limits, the maximum number of options available as of December 31, 2014 for future issuance under this amended plan is 2.1 million shares.

The exercise price of stock options is equal to the closing market price of the Company's common stock on the date of grant, and the contractual life of the grant is generally ten years from the date of the grant. Options granted may be exercised to the extent of 10% of the number of shares covered thereby as of December 31st of the year of the grant and, cumulatively, to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively. Effective in 2014, options granted to employees who meet certain retirement eligibility provisions are fully vested on the date of grant.

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2014	2013	2012
Stock based compensation expense	$2.7	$1.6	$1.7
Income tax benefit	$.9	$.5	$.6

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton Model. The following table presents the key assumptions used to value the awards granted during the periods presented. Expected volatilities are based on the historical experience of Old Republic's common stock. The expected term of stock options represents the period of time that stock options granted are assumed to be outstanding. The Company uses historical data to estimate the effect of stock option exercise and employee departure behavior; groups of employees that have similar historical behavior are considered separately for valuation purposes. The risk-free rate of return for periods within the contractual term of the share option is based on the U.S. Treasury rate in effect at the time of the grant.

	2014	2013	2012
Expected volatility	.33	.33	.32
Expected dividends	4.75%	5.99%	6.88%
Expected term (in years)	7	7	7
Risk-free rate	2.10%	1.19%	1.74%

A summary of stock option activity under the plan as of December 31, 2014, 2013 and 2012, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	12,807,272	$16.97	14,293,149	$16.75	15,679,915	$17.25
Granted	1,085,000	16.06	922,500	12.57	974,500	10.80
Exercised	409,229	11.85	897,909	12.22	14,850	10.48
Forfeited and expired	1,972,610	19.26	1,510,468	15.01	2,346,416	17.66
Outstanding at end of year	11,510,433	16.67	12,807,272	16.97	14,293,149	16.75

Exercisable at end of year	9,349,180	$17.44	10,582,298	$18.03	12,032,624	$17.74

Weighted average fair value of
options granted during the year (a)	$3.15	per share	$1.94	per share	$1.46	per share
__________

(a) Based on the Black-Scholes option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2014 follows:

					Options Outstanding			Options Exercisable
						Weighted - Average			Weighted Average Exercise Price
Ranges of Exercise Prices			Year(s) Of Grant		Number Out- Standing	Remaining Contractual Life	Exercise Price	Number Exercisable
$18.41	to	$20.87	2005		1,545,921	0.25	$18.45	1,545,921	$18.45
$21.36	to	$22.35	2006		2,057,100	1.25	22.00	2,057,100	22.00
$21.78	to	$23.16	2007		1,943,175	2.25	21.78	1,943,175	21.78
$7.73	to	$12.95	2008		902,350	3.25	12.93	902,350	12.93
$10.48			2009		570,992	4.25	10.48	570,992	10.48
$12.08			2010		633,320	5.25	12.08	633,320	12.08
$14.31			2010	(a)	24,767	0.25	14.31	24,767	14.31
$12.33			2011		916,567	6.25	12.33	663,513	12.33
$10.80			2012		917,711	7.25	10.80	433,092	10.80
$12.57			2013		913,530	8.25	12.57	241,138	12.57
$16.06			2014		1,085,000	9.25	16.06	333,812	16.06
Total					11,510,433		$16.67	9,349,180	$17.44
__________

(a) Represents the replacement options issued pursuant to the PMA merger.

As of December 31, 2014, there was $2.3 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2014	2013	2012
Cash received from stock option exercise	$4.8	$10.9	$.1
Intrinsic value of stock options exercised	1.7	2.9	—
Actual tax benefit realized for tax deductions from stock options exercised	$.6	$1.1	$—

At December 31, 2014, the Company had restricted common stock issued to certain employees which are expected to vest over the next 3 years. During the vesting period, restricted shares are nontransferable and subject to forfeiture. Compensation expense for the restricted stock award is recognized over the vesting period of the award and was immaterial for the years ended December 31, 2014, 2013 and 2012.

(s) Regulatory Matters - The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted RMIC's statutory capital base and forced it to discontinue writing new business. The insurance laws of 16 jurisdictions, including RMIC and RMICNC’s domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a “minimum policyholder position” (“MPP”) of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its sister company, RMICNC, discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. They were placed under the North Carolina Department of Insurance's ("NCDOI") administrative supervision the following year and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and RMICNC. Under the Amended Plan, RMIC and RMICNC were authorized to pay 100% of their DPOs accrued as of June 30, 2014, and to settle all subsequent valid claims entirely in cash, without establishing any DPOs. In anticipation of receiving this Final Order, ORI invested $125.0 in cash and securities to RMIC in June 2014. In mid-July 2014, in furtherance of the Final Order, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657.0 relating to fully settled claims charged to periods extending between January 19, 2012 and June 30, 2014. Both subsidiaries remain under the supervision of the NCDOI as they continue to operate in run-off mode. The approval of the Amended Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Amended Plan in the future as circumstances may warrant.

RMIC's evaluation of the potential long-term underwriting performance of the run-off book of business is based on various modeling techniques. The resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's analysis did not indicate that the establishment of a premium deficiency was warranted as of December 31, 2014, 2013 or 2012.

A long-used RMIC standard model indicates that underwriting performance of the book of business should, in the aggregate be positive over the extended ten year run-off period assumed to end on or about December 31, 2022. As of December 31, 2014, it is nonetheless possible that MI operating results could be negative in the near term. As of December 31, 2014, the total statutory capital, inclusive of a contingency reserve of $167.8, in RFIG's mortgage insurance subsidiaries was approximately $222.9, which was $76.7 below the required MPP of $299.7. As of the same date, RFIG's consolidated GAAP capitalization amounted to $206.0.

Note 2 - Debt - Consolidated debt of Old Republic and its subsidiaries is summarized below:

December 31:	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$640.7	$550.0	$684.1
4.875% Senior Notes due 2024	400.0	418.9	—	—
ESSOP debt with an average yield of 3.66%
and 3.69%, respectively	15.0	15.0	18.0	18.0
Other miscellaneous debt	—	—	1.2	1.2
Total debt	$965.0	$1,074.7	$569.2	$703.4

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

Scheduled maturities of the above debt at the respective year ends are as follows: 2015: $3.3; 2016: $3.5; 2017: $3.9; 2018: $554.2; 2019 and after: $400.0. During 2014, 2013 and 2012, $28.3, $23.1 and $34.6, respectively, of interest expense on debt was charged to consolidated operations.

Old Republic's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at December 31, 2014 and is expected to be an increasingly less significant subsidiary with the payment of the DPO balances and as its run-off book extinguishes itself.

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

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 1(d) above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
December 31, 2014	$965.0	$1,074.7	$—	$1,059.7	$15.0
December 31, 2013	$569.2	$703.4	$—	$684.1	$19.2

Note 3 - Shareholders' Equity

(a) Preferred Stock - At December 31, 2014, there were 75,000,000 shares of preferred stock authorized. The Company has designated one series of preferred stock: 10,000,000 shares of Series A Junior Participating Preferred Stock (Series A). No shares have been issued or are outstanding. The Series A Stock, if and when issued, shall pay a dividend of the greater of $1.00 or 100 times (subject to adjustment) the aggregate per share amount (payable in kind) of all non-cash dividend or other distributions, other than a dividend payable in shares of common stock declared on the common stock of the Company. Each share of Series A stock shall have 100 votes on each matter submitted to a vote of the shareholders.

(b) Common Stock - At December 31, 2014, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. During 2008, the Company issued 5,488,475 shares to the ESSOP for consideration of $50.0. The ESSOP's common stock purchases were financed by a $30.0 bank loan and by $20.0 of pre-fundings from ESSOP participating subsidiaries. Common stock held by the ESSOP is classified as a charge to the common shareholders' equity account until it is allocated to participating employees' accounts contemporaneously with the repayment of the ESSOP debt incurred for its acquisition. Such unallocated shares are not considered outstanding for purposes of calculating earnings per share. Dividends on unallocated shares are used to pay debt service costs. Dividends on allocated shares are credited to participants' accounts.

(c) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year end 2014 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2015 without the prior approval of appropriate regulatory authorities is approximately $461.9. Cash dividends declared during 2014, 2013 and 2012 to the Company by its subsidiaries amounted to $281.1, $205.3 and $195.0, respectively.

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

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 for workers' compensation; $3.8 for commercial auto liability; $3.8 for general liability; $8.0 for executive protection (directors & officers and errors & omissions); $2.0 for aviation; and $4.3 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. Roughly 9% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is (in whole dollars) $39,140 per insured loan.

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

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the "TRIREA"). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act (the "TRIPRA") of 2007, a seven year extension that expired December 2014. In January 2015, Congress passed the TRIPRA of 2015 that extended TRIPRA through 2020.

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger is $100, $120, $140, $160, $180, and $200 for 2015, 2016, 2017, 2018, 2019, and 2020, respectively. Once the program trigger is met, TRIPRA will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible that ranges from 85% in 2015 and declines by one percentage point per year until it reaches 80% in 2020. The Company's deductible is 20% of direct earned premium on eligible property and casualty insurance coverages. The

Company currently reinsures limits of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions, are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $21.2 at both December 31, 2014 and 2013 are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2014, the Company's General Insurance Group's ten largest reinsurers represented approximately 57% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Munich Re America, Inc. the largest reinsurer representing 24.2% of the total recoverable balance. Of the balances due from these ten reinsurers, 81.3% was recoverable from A or better rated reinsurance companies, 3.8% from a B+ rated reinsurance company, 5.9% from an industry-wide insurance assigned risk pool, and 9.0% from foreign unrated companies. The RFIG Run-off mortgage guaranty operation's total claims exposure to its largest reinsurer, AAMBG Reinsurance, Inc., was $4.5, which represented .1% of total consolidated reinsured liabilities as of December 31, 2014.

The following information relates to reinsurance and related data for the General Insurance and RFIG Run-off Groups for the three years ended December 31, 2014. Reinsurance transactions of the Title Insurance Group and small life and accident insurance operation are not material.

Years Ended December 31:		2014	2013	2012
General Insurance Group
Written premiums:	Direct	$3,750.4	$3,348.1	$3,043.4
	Assumed	36.1	28.8	19.9
	Ceded	$939.7	$775.8	$696.5

Earned premiums:	Direct	$3,607.5	$3,235.7	$2,949.9
	Assumed	31.1	24.1	17.9
	Ceded	$902.9	$746.1	$643.4
Claims ceded		$602.2	$469.5	$410.6

RFIG Run-off Business
Written premiums:	Direct	$255.0	$314.3	$409.2
	Assumed	—	—	—
	Ceded	$7.0	$9.9	$19.3

Earned premiums:	Direct	$262.4	$326.4	$429.8
	Assumed	—	—	—
	Ceded	$7.0	$9.9	$19.3
Claims ceded		$1.1	$3.4	$24.2

Mortgage Guaranty Insurance in force as of December 31:
	Direct	$35,414.8	$43,994.5	$56,413.7
	Assumed	—	—	—
	Ceded	$116.4	$460.4	$886.1
(b) Leases - Some of the Company's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $51.4, $49.7 and $52.6 in 2014, 2013 and 2012, respectively. These expenses relate primarily to building leases of the Company. A number of the Company's subsidiaries also lease other equipment for use in their businesses. At December 31, 2014, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2015: $50.2; 2016: $43.4; 2017: $37.1; 2018: $29.8; 2019: $21.6; 2020 and after: $39.4.

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

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance, non-insurance, and ESSOP affiliates. At December 31, 2014, the aggregate principal amount of such guaranties was $194.0.

(d) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings which may prove to be material to the Company or a subsidiary are discussed below.

A certified class action lawsuit is pending against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in a federal district court in Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by filed rate schedules. The suit also alleges violations of the federal Real Estate Settlement Procedures Act ("RESPA"). ORNTIC is challenging the certification based on more recent case precedents.

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

On January 20, 2015, Intellectual Ventures II LLC filed two complaints in the United States District Court for the Eastern District of Texas naming as defendants Great West Casualty Company and BITCO General Insurance Corporation and BITCO National Insurance Company. (Intellectual Ventures II LLC v. Great West Casualty Company) and (Intellectual Ventures II LLC v. BITCO General Insurance Corporation et al.) The plaintiff alleges a single patent infringement and seeks damages, costs, expenses, and pre-judgment and post-judgment interest in addition to injunctive relief.

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

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2014 is presented below. In management's opinion, however, quarterly operating data for insurance enterprises such as the Company is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management's opinion, all adjustments consisting of normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the data which follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2014:
Operating Summary:
Net premiums, fees, and other income	$1,156.5	$1,198.4	$1,283.3	$1,274.2
Net investment income and realized gains (losses)	274.0	135.3	107.6	100.6
Total revenues	1,430.6	1,333.9	1,391.0	1,375.0
Benefits, claims, and expenses	1,133.6	1,234.2	1,269.6	1,283.6
Net income (loss)	$194.4	$66.1	$85.8	$63.3
Net income (loss) per share: Basic	$.75	$.26	$.33	$.24
Diluted	$.67	$.24	$.30	$.23
Average shares outstanding:
Basic	257,933,928	258,379,076	258,607,162	258,812,995
Diluted	294,513,903	295,051,774	295,049,613	295,166,316

Year Ended December 31, 2013:
Operating Summary:
Net premiums, fees, and other income	$1,186.0	$1,245.4	$1,295.5	$1,248.5
Net investment income and realized gains (losses)	83.8	215.9	83.7	83.0
Total revenues	1,269.9	1,461.5	1,379.5	1,331.6
Benefits, claims, and expenses	1,185.4	1,165.2	1,229.7	1,189.3
Net income (loss)	$56.2	$193.9	$102.9	$94.7
Net income (loss) per share: Basic	$.22	$.76	$.40	$.37
Diluted	$.21	$.67	$.36	$.33
Average shares outstanding:
Basic	256,279,364	256,749,748	257,098,894	257,706,005
Diluted	292,081,785	292,842,386	293,444,269	294,396,055

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

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Workers' compensation is the largest type of coverage underwritten by the General Insurance Group, accounting for 37.6% of the Group's direct premiums written in 2014. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including commercial automobile (principally trucking), general liability, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

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

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segment Reporting
Years Ended December 31:	2014	2013	2012
General Insurance:
Net premiums earned	$2,735.6	$2,513.7	$2,324.4
Net investment income and other income	377.8	336.2	374.9
Total revenues before realized gains or losses	$3,113.5	$2,849.9	$2,699.4
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$221.3	$288.3	$261.0
Income tax expense (credits) on above	$68.8	$90.9	$77.4

Title Insurance:
Net premiums earned	$1,394.4	$1,567.1	$1,250.2
Title, escrow and other fees	364.8	429.0	427.1
Sub-total	1,759.2	1,996.1	1,677.4
Net investment income and other income	32.3	29.5	29.6
Total revenues before realized gains or losses	$1,791.6	$2,025.6	$1,707.1
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$99.5	$124.3	$73.8
Income tax expense (credits) on above	$35.4	$44.0	$26.5

RFIG Run-off Business:
Net premiums earned	$255.4	$316.5	$410.5
Net investment income and other income	27.5	36.8	36.7
Total revenues before realized gains or losses	$282.9	$353.4	$447.3
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$10.3	$110.0	$(508.6)
Income tax expense (credits) on above	$3.3	$38.5	$(177.8)

Consolidated Revenues:
Total revenues of above Company segments	$5,188.2	$5,228.9	$4,853.8
Other sources (b)	135.1	123.3	126.4
Consolidated net realized investment gains (losses)	272.3	148.1	47.8
Consolidation elimination adjustments	(65.0)	(57.7)	(58.0)
Consolidated revenues	$5,530.7	$5,442.7	$4,970.1

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$331.3	$522.7	$(173.6)
Other sources - net (b)	5.7	2.1	(2.7)
Consolidated net realized investment gains (losses)	272.3	148.1	47.8
Consolidated income (loss) before income taxes (credits)	$609.4	$672.9	$(128.5)

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$107.6	$173.5	$(73.8)
Other sources - net (b)	(3.2)	(.3)	(2.8)
Income tax expense (credits) on
consolidated net realized investment gains (losses)	95.3	51.8	16.7
Consolidated income tax expense (credits)	$199.7	$225.0	$(59.8)

December 31:	2014	2013
Consolidated Assets:
General Insurance	$14,251.8	$13,276.6
Title Insurance	1,243.0	1,185.5
RFIG Run-off Business	1,108.4	1,822.3
Total assets for above company segments	16,603.3	16,284.5
Other assets (b)	833.9	549.8
Consolidation elimination adjustments	(449.1)	(299.9)
Consolidated assets	$16,988.1	$16,534.4
__________

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $32.0, $28.9 and $28.1 for the years ended December 31, 2014, 2013, and 2012, respectively; Title - $7.9, $7.9 and $8.0 for the years ended December 31, 2014, 2013, and 2012, respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and accident insurance operation.

General Insurance results for 2012 reflect a pretax charge of $37.9 related to previously deferred acquisition costs. The charge stemmed from new accounting guidance issued by the FASB which became effective as of January 1, 2012.

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

	Assumed from Old Republic			Ceded to Old Republic
Years Ended December 31:	2014	2013	2012	2014	2013	2012
Premiums earned	$3.5	$2.3	$1.0	$.7	$.6	$.4
Commissions and fees	.6	.6	.3	.1	—	—
Losses and loss expenses	3.8	4.3	1.0	.5	1.5	.4
Loss and loss expense reserves	11.1	8.7	4.9	4.0	3.7	2.5
Unearned premiums	$1.3	$1.6	$.6	$—	$.1	$.1

As of December 31, 2014 and 2013, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $29.4 and $29.9, respectively. AB&M's accounts are not consolidated with Old Republic's since it is owned by its policyholders and, in any event, their inclusion would not have a significant effect on Old Republic's consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Old Republic International Corporation:

We have audited the accompanying balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A of the 2014 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Republic International Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Old Republic International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
March 2, 2015

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

Changes in Internal Control

During the three month period ended December 31, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014. Their report is shown on page 94 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 6, 2014.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2014, regarding the senior officers of the Company:

Name	Age	Position
Charles S. Boone	61	Senior Vice President - Investments and Treasurer since August, 2001.

John R. Heitkamp, Jr.	60	Senior Vice President, Secretary and General Counsel since July, 2014.

James A. Kellogg	63	Executive Vice Chairman since July, 2010.

Karl W. Mueller	55	Senior Vice President and Chief Financial Officer since October, 2004.

R. Scott Rager	66	President and Chief Operating Officer since June 2012; Senior Vice President - General Insurance and President of Old Republic General Insurance Companies since July, 2006.

Craig R. Smiddy	50
Executive Vice President and Chief Operating Officer of Old Republic General Insurance Companies since August, 2013. Prior to joining Old Republic. Mr. Smiddy was President of the Specialty Markets Division of Munich Reinsurance America, Inc.

Rande K. Yeager	66	Senior Vice President - Title Insurance since March, 2003; Chairman and Chief Executive Officer of Old Republic Title Insurance Companies since July, 2010 and March, 2002, respectively.

Aldo C. Zucaro	75
Chairman of the Board, Chief Executive Officer, and Director since 1993, 1990 and 1976, respectively; Chairman and Chief Executive Officer of Republic Financial Indemnity Group, Inc. since December, 2013.

The term of office of each officer of the Company expires on the date of the annual meeting of the board of directors, which is generally held in May of each year. There is no family relationship between any of the executive officers named above. Each of these named officers, except for Craig R. Smiddy, has been employed in senior capacities with the Company and/or its subsidiaries for the past five years. Mr. Heitkamp has been determined by the Company to not be an executive officer under Rule 3b-7 of the Exchange Act.

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 22, 2015. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2014 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under item 15. The Company has also posted the text of its code of ethics on its internet website at www.oldrepublic.com.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 22, 2015, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 22, 2015.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 22, 2015, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the "Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 22, 2015, which will be on file with the Commission.

PART IV

Item 15 - Exhibits

Documents filed as a part of this report:
1. Financial statements: See Item 8, Index to Financial Statements.
2. See exhibit index on page 111 of this report.
3. Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):    Old Republic International Corporation

By:	/s/ Aldo C. Zucaro	03/02/15
	Aldo C. Zucaro, Chairman of the Board,	Date
Chief Executive Officer and Director

By:	/s/ Karl W. Mueller	03/02/15
	Karl W. Mueller, Senior Vice President,	Date
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

/s/ Harrington Bischof	/s/ Arnold L. Steiner
Harrington Bischof, Director*	Arnold L. Steiner, Director*
/s/ Jimmy A. Dew	/s/ Fredricka Taubitz
Jimmy A. Dew, Director*	Fredricka Taubitz, Director*
/s/ John M. Dixon	/s/ Charles F. Titterton
John M. Dixon, Director*	Charles F. Titterton, Director*
/s/ James C. Hellauer	/s/ Dennis P. Van Mieghem
James C. Hellauer, Director*	Dennis P. Van Mieghem, Director*
/s/ Spencer LeRoy, III	/s/ Steven Walker
Spencer LeRoy, III, Director*	Steven Walker, Director*

* By /s/ Aldo C. Zucaro
Attorney-in-fact
Date: March 2, 2015

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2014

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2014, 2013 and 2012

Schedule	IV -	Reinsurance for the years ended December 31, 2014, 2013 and 2012

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2014, 2013 and 2012

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

Under date of March 2, 2015, we reported on the consolidated balance sheets of Old Republic International Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, as contained in the annual report on Form 10-K for the year 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 2, 2015

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2014
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (1)	Fair Value	Amount at which shown in balance sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$1,005.3	$1,030.4	$1,030.4
States, municipalities and political subdivisions	50.0	51.4	51.4
Foreign government	111.1	115.4	115.4
Corporate, industrial and all other	6,960.0	7,219.9	7,219.9
	8,126.5	$8,417.2	8,417.2
Equity securities:
Non-redeemable preferred stocks	.6	$.8	.8
Common stocks:
Banks, trusts and insurance companies	106.5	125.0	125.0
Industrial, miscellaneous and all other	1,412.8	1,625.6	1,625.6
Indexed mutual funds	206.5	260.2	260.2
	1,726.5	$2,011.7	2,011.7
Short-term investments	609.4		609.4
Miscellaneous investments	24.7		24.7
Total	10,487.3		11,063.2
Other investments	5.5		5.5
Total Investments	$10,492.8		$11,068.8
__________

(1)	Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2014	2013
Assets:
Bonds and notes	$10.5	$10.5
Short-term investments	124.3	138.0
Cash	19.0	20.1
Investments in, and indebtedness of related parties	4,913.1	4,308.5
Other assets	167.2	87.4
Total Assets	$5,234.3	$4,564.6

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$207.7	$131.6
Debt and debt equivalents	965.0	568.0
Indebtedness to affiliates and subsidiaries	137.5	89.8
Commitments and contingent liabilities
Total Liabilities	1,310.3	789.6

Common Shareholders' Equity:
Common stock	260.9	260.4
Additional paid-in capital	681.6	673.9
Retained earnings	2,706.7	2,485.3
Accumulated other comprehensive income (loss)	292.3	378.2
Unallocated ESSOP shares (at cost)	(17.6)	(23.0)
Total Common Shareholders' Equity	3,924.0	3,775.0
Total Liabilities and Common Shareholders' Equity	$5,234.3	$4,564.6

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Investment income from subsidiaries	$44.7	$38.1	$39.9
Real estate and other income	4.5	4.4	4.4
Other investment income	.3	.8	.5
Total revenues	49.6	43.3	44.9

Expenses:
Interest - subsidiaries	.8	1.3	.5
Interest - other	28.3	23.1	33.8
Real estate and other expenses	4.3	4.3	3.8
General expenses, taxes and fees	9.3	11.6	11.2
Total expenses	42.9	40.5	49.4
Revenues, net of expenses	6.6	2.7	(4.4)

Federal income taxes (credits)	(1.3)	.3	(3.3)
Income (loss) before equity in earnings (losses) of subsidiaries	8.0	2.4	(1.0)

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	281.1	205.3	211.5
Earnings (losses) in excess of dividends	120.5	240.1	(279.1)

Net Income (Loss)	$409.7	$447.8	$(68.6)

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$409.7	$447.8	$(68.6)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	—	(.7)	.2
Income taxes - net	(1.7)	24.5	(83.8)
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	(120.5)	(240.1)	262.6
Accounts payable, accrued expenses and other	18.6	(2.0)	6.4
Total	306.1	229.5	116.7

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	—	10.0	—
Sale of fixed assets for company use	.1	—	—
Purchase of fixed assets for company use	—	(2.3)	(1.4)
Net repayment (issuance) of notes to related parties	(452.2)	(87.4)	380.0
Net decrease (increase) in short-term investments	13.6	21.4	(44.4)
Investment in, and indebtedness of related parties-net	(75.0)	—	—
Total	(513.3)	(58.3)	334.0

Cash flows from financing activities:
Issuance of debentures and notes	394.4	—	—
Net receipt (repayment) of notes and loans from related parties	(2.3)	25.0	49.0
Issuance of common shares	5.7	11.8	1.0
Redemption of debentures and notes	(3.0)	(2.7)	(318.7)
Dividends on common shares	(188.3)	(184.8)	(181.5)
Other - net	(.2)	(.4)	(.6)
Total	206.2	(151.1)	(450.8)

Increase (decrease) in cash	(1.0)	20.0	—
Cash, beginning of year	20.1	—	—
Cash, end of year	$19.0	$20.1	$—

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

In 2008, the Company secured a ten year $30.0 bank loan to enable its Employees Savings and Stock Ownership Plan ("ESSOP") to purchase Old Republic common stock. Principal amounts of $15.0 and $18.0 were outstanding as of December 31, 2014 and 2013, respectively. The average yield of the ESSOP bank loan was 3.66% and 3.69% at December 31, 2014 and 2013, respectively.

Old Republic's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at December 31, 2014 and is expected to be an increasingly less significant subsidiary with the payment of the DPO balances and as its run-off book extinguishes itself.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2014, 2013 and 2012
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Losses, Claims and Settlement Expenses	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2014:
Insurance Underwriting:
General Insurance Group	$211.1	$4,722.0	$1,285.2	$115.5	$2,735.6
Title Insurance Group	—	505.4	—	6.3	1,394.4
RFIG Run-off Business	—	870.2	21.1	—	255.4
Corporate & Other (1)	19.6	17.5	—	55.4	60.7
Reinsurance Recoverable (2)	—	3,006.6	321.3	27.5	—
Consolidated	$230.8	$9,122.0	$1,627.7	$205.0	$4,446.3

Year Ended December 31, 2013:
Insurance Underwriting:
General Insurance Group	$170.4	$4,334.1	$1,174.2	$116.9	$2,513.7
Title Insurance Group	—	471.5	—	6.5	1,567.1
RFIG Run-off Business	—	1,774.2	28.8	—	316.5
Corporate & Other (1)	22.2	16.8	—	54.8	59.3
Reinsurance Recoverable (2)	—	2,836.7	284.7	29.3	—
Consolidated	$192.6	$9,433.5	$1,487.8	$207.8	$4,456.6

Year Ended December 31, 2012:
Insurance Underwriting:
General Insurance Group	$139.4	$4,048.9	$1,068.8	$107.7	$2,324.4
Title Insurance Group	—	396.4	—	7.0	1,250.2
RFIG Run-off Business	—	1,994.8	40.5	—	410.5
Corporate & Other (1)	26.0	15.9	—	55.7	58.6
Reinsurance Recoverable (2)	—	2,847.0	255.1	31.2	—
Consolidated	$165.5	$9,303.3	$1,364.4	$201.8	$4,043.8
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, a small life & accident insurance operation and consolidation elimination adjustments.
(2) In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.3 billion, $3.1 billion, and $3.1 billion at December 31, 2014, 2013 and 2012, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2014, 2013 and 2012
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2014:
Insurance Underwriting:
General Insurance Group	$278.8	$2,132.3	$345.0	$414.8	$2,846.8
Title Insurance Group	29.9	91.9	—	1,600.1	1,394.4
RFIG Run-off Business	27.5	248.2	—	24.3	248.0
Corporate & Other (1)	9.2	42.0	19.5	2.6	63.8
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$345.5	$2,514.5	$364.6	$2,042.0	$4,553.1

Year Ended December 31, 2013:
Insurance Underwriting:
General Insurance Group	$249.6	$1,849.4	$315.4	$396.3	$2,601.1
Title Insurance Group	26.6	134.0	—	1,767.2	1,567.1
RFIG Run-off Business	36.8	217.7	—	25.5	304.3
Corporate & Other (1)	5.6	37.0	16.4	9.9	61.0
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$318.7	$2,238.3	$331.9	$2,199.4	$4,533.6

Year Ended December 31, 2012:
Insurance Underwriting:
General Insurance Group	$264.9	$1,696.0	$327.9	$414.4	$2,366.9
Title Insurance Group	27.3	120.8	—	1,512.3	1,250.2
RFIG Run-off Business	36.3	910.4	—	45.4	389.8
Corporate & Other (1)	7.9	38.0	15.3	17.8	58.5
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$336.5	$2,765.3	$343.2	$1,990.1	$4,065.5
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, a small life & accident insurance operation and consolidation elimination adjustments.

(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.3 billion, $3.1 billion, and $3.1 billion at December 31, 2014, 2013 and 2012, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2014, 2013 and 2012
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2014:
Life insurance in force	$7,083.4	$3,469.9	$—	$3,613.5	—%

Premium Revenues:
General Insurance	$3,607.5	$902.9	$31.1	$2,735.6	1.1%
Title Insurance	1,392.9	.1	1.5	1,394.4	.1
RFIG Run-off	262.4	7.0	—	255.4	—
Life and Health Insurance:
Life insurance	18.8	6.9	—	11.9	—
Accident and health insurance	65.0	16.2	—	48.8	—
Total Life & Health Insurance	83.9	23.1	—	60.7	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$5,346.8	$933.2	$32.7	$4,446.3	.7%

Year Ended December 31, 2013:
Life insurance in force	$7,950.9	$3,946.9	$—	$4,004.0	—%

Premium Revenues:
General Insurance	$3,235.7	$746.1	$24.1	$2,513.7	1.0%
Title Insurance	1,564.4	—	2.7	1,567.1	.2
RFIG Run-off	326.4	9.9	—	316.5	—
Life and Health Insurance:
Life insurance	21.2	8.1	—	13.1	—
Accident and health insurance	56.6	10.4	—	46.1	—
Total Life & Health Insurance	77.9	18.5	—	59.3	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$5,204.5	$774.8	$26.9	$4,456.6	.6%

Year Ended December 31, 2012:
Life insurance in force	$9,375.2	$4,853.0	$—	$4,522.1	—%

Premium Revenues:
General Insurance	$2,949.9	$643.4	$17.9	$2,324.4	.8%
Title Insurance	1,248.6	—	1.6	1,250.2	.1
RFIG Run-off	429.8	19.3	—	410.5	—
Life and Health Insurance:
Life insurance	23.5	10.2	—	13.3	—
Accident and health insurance	56.4	11.1	—	45.2	—
Total Life & Health Insurance	79.9	21.3	—	58.6	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$4,708.4	$684.2	$19.6	$4,043.8	.5%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2014, 2013 and 2012
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2014:
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
__________

(1)
A valuation allowance was established against deferred tax assets as of December 31, 2014, 2013 and 2012 related to certain tax credit carryforwards which the Company does not expect to realize. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all remaining deferred tax assets at year end 2014 will more likely than not be fully realized.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2014, 2013 and 2012
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (1)	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses (2)	Discount, If Any, Deducted in Column C	Unearned Premiums (2)

Year Ended December 31:
2014	$211.1	$4,829.7	$240.7	$1,285.2
2013	170.4	4,400.3	241.4	1,174.2
2012	139.4	4,119.2	230.8	1,068.8

Column A	Column F	Column G	Column H

		Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to
Affiliation With Registrant (1)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2014	$2,763.4	$279.3	$2,064.1	$190.8
2013	2,543.5	250.0	1,919.1	(40.4)
2012	2,366.9	265.0	1,810.8	(19.8)

Column A	Column I	Column J	Column K

Affiliation With Registrant (1)	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written

Year Ended December 31:
2014	$345.0	$1,825.5	$2,874.9
2013	315.4	1,597.5	2,630.3
2012	327.9	1,577.9	2,405.8
__________

(1)
Includes consolidated property-casualty entities. The amounts relating to the Company's unconsolidated property-casualty subsidiaries and the proportionate share of the registrant's and its subsidiaries' 50%-or-less owned property-casualty equity investees are immaterial and have, therefore, been omitted from this schedule.

(2)	See note (2) to Schedule III.

EXHIBIT INDEX

An index of exhibits required by Item 601 of Regulation S-K follows:

(3)	Articles of incorporation and by-laws.

	(A)	*	Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant's June 30, 2014 report on Form 10-Q).

	(B)	*	By-laws, as amended. (Exhibit 99.2 to Form 8-K filed August 23, 2013).

(4)	Instruments defining the rights of security holders, including indentures.

	(A)	*
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

	(E)	*
Fifth Supplemental Indenture dated as of September 25, 2014 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant's Form 8-K filed September 25, 2014).

(10)	Material contracts.

**	(A)	*	Amended and Restated Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant's Annual Report on Form 10-K for 2002).

**	(B)	*	Old Republic International Corporation 2005 Key Employees Performance Recognition Plan. (Exhibit 10(B) to Registrant's Annual Report on Form 10-K for 2006).

**	(C)	*	Amended and Restated 2002 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(C) to Registrant's Annual Report on Form 10-K for 2005).

**	(D)	*	Amended and Restated Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 10(a) to Registrant's March 31, 2014 report on From 10-Q).

**	(E)	*	Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2008).

**	(F)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

**	(G)	*	RMIC Corporation/Republic Mortgage Insurance Company Amended and Restated Key Employees Performance Recognition Plan. (Exhibit 10(I) to Registrant's Annual Report on Form 10-K for 2000).

**	(H)	*	RMIC/Republic Mortgage Insurance Company 2005 Key Employees Performance Recognition Plan. (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 2006).

**	(I)	*	Amended and Restated RMIC Corporation/Republic Mortgage Insurance Company Executives Excess Benefits Pension Plan. (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 2008).

**	(J)	*	Amended and Restated Old Republic Risk Management Key Employees Recognition Plan. (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 2002).

**	(K)	*	Old Republic Risk Management, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(M) to Registrant's Annual Report on Form 10-K for 2006).

**	(L)	*	Old Republic National Title Group Incentive Compensation Plan. (Exhibit 10(K) to Registrant's Annual Report on Form 10-K for 2003).

(Exhibit Index, Continued)

**	(M)	*	ORI Great West Holdings, Inc. Key Employees Performance Recognition Plan. (Exhibit 10(O) to Registrant's Annual Report on Form 10-K for 2006).

**	(N)	*	ORI Great West Holdings, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(P) to Registrant's Annual Report on Form 10-K for 2006).

	(O)	*	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies. (Exhibit 10(a) to Registrant's March 31, 2013 report on Form 10-Q).

(12)			Not applicable

(13)			Not applicable

(14)		*	Code of Ethics for the Principal Executive Officer and Senior Financial Officer. (Exhibit 99.1 to Registrant's Form 8-K filed May 19, 2009).

(21)			Subsidiaries of the registrant.

(23.1)			Consent of KPMG LLP.

(24)			Powers of attorney.

(31.1)			Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)			Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)			Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)			Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(99.1)		*	Old Republic International Corporation Audit Committee Charter.

(99.2)		*	Old Republic International Corporation Governance and Nominating Committee Charter. (Exhibit 99.3 to Registrant's Form 8-K filed June 3, 2010).

(99.3)		*	Old Republic International Corporation Compensation Committee Charter. (Exhibit 99.3 to Registrant's Annual Report on Form 10-K for 2012).

(99.4)		*	Code of Business Conduct and Ethics. (Exhibit 99.2 to Registrant's Form 8-K filed May 19, 2009).

(99.5)		*	Corporate Governance Guidelines. (Exhibit 99.5 to Registrant's Annual Report on Form 10-K for 2012).

*	Exhibit incorporated herein by reference.

**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.