Form 10-Q
period 2015-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2015-05-01
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: March 31, 2015 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding March 31, 2015
Common Stock / $1 par value	261,162,860

There are 47 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2015

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 16

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	17 - 43

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	44

	CONTROLS AND PROCEDURES	44

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	45

	ITEM 1A - RISK FACTORS	45

	ITEM 6 - EXHIBITS	45

SIGNATURE		46

EXHIBIT INDEX		47

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	March 31,	December 31,
	2015	2014
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,207.8 and $8,126.5)	$8,577.6	$8,417.2
Equity securities (at fair value) (cost: $1,796.5 and $1,726.5)	2,057.5	2,011.7
Short-term investments (at fair value which approximates cost)	582.8	609.4
Miscellaneous investments	25.1	24.7
Total	11,243.1	11,063.2
Other investments	5.1	5.5
Total investments	11,248.2	11,068.8
Other Assets:
Cash	150.4	136.7
Securities and indebtedness of related parties	20.1	17.7
Accrued investment income	91.3	86.1
Accounts and notes receivable	1,335.7	1,287.6
Federal income tax recoverable: Current	—	29.2
Deferred	16.8	37.0
Prepaid federal income taxes	53.5	45.7
Reinsurance balances and funds held	148.6	148.7
Reinsurance recoverable: Paid losses	55.0	66.9
Policy and claim reserves	3,375.0	3,355.6
Deferred policy acquisition costs	236.7	230.8
Sundry assets	469.5	476.8
Total Other Assets	5,953.0	5,919.3
Total Assets	$17,201.3	$16,988.1
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,132.8	$9,122.0
Unearned premiums	1,673.4	1,627.7
Other policyholders' benefits and funds	203.9	205.0
Total policy liabilities and accruals	11,010.1	10,954.7
Commissions, expenses, fees, and taxes	452.0	454.6
Reinsurance balances and funds	514.3	473.8
Federal income tax payable: Current	18.7	—
Debt	961.7	965.0
Sundry liabilities	230.0	215.8
Commitments and contingent liabilities
Total Liabilities	13,187.0	13,064.0
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	261.1	260.9
Additional paid-in capital	686.0	681.6
Retained earnings	2,762.3	2,706.7
Accumulated other comprehensive income	320.8	292.3
Unallocated ESSOP shares (at cost)	(16.2)	(17.6)
Total Common Shareholders' Equity	4,014.2	3,924.0
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$17,201.3	$16,988.1
________

(1)
At March 31, 2015 and December 31, 2014, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 261,162,860 and 260,946,810 were issued as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2015	2014
Revenues:
Net premiums earned	$1,103.0	$1,057.2
Title, escrow, and other fees	91.4	75.4
Total premiums and fees	1,194.4	1,132.7
Net investment income	91.4	82.8
Other income	25.4	23.8
Total operating revenues	1,311.3	1,239.3
Realized investment gains (losses):
From sales	18.8	191.2
From impairments	—	—
Total realized investment gains (losses)	18.8	191.2
Total revenues	1,330.2	1,430.6

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	564.8	556.1
Dividends to policyholders	5.3	3.9
Underwriting, acquisition, and other expenses	595.7	567.8
Interest and other charges	10.5	5.7
Total expenses	1,176.4	1,133.6
Income before income taxes (credits)	153.7	296.9

Income Taxes (Credits):
Current	48.9	106.0
Deferred	1.3	(3.4)
Total	50.3	102.5

Net Income	$103.4	$194.4

Net Income Per Share:
Basic	$.40	$.75
Diluted	$.36	$.67

Average shares outstanding: Basic	259,118,634	257,933,928
Diluted	295,547,223	294,513,903

Dividends Per Common Share:
Cash	$.1850	$.1825

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2015	2014
Net Income As Reported	$103.4	$194.4

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	73.8	106.3
Amounts reclassified as realized investment
gains from sales in the statements of income	(18.8)	(191.2)
Pretax unrealized gains (losses) on securities	54.9	(84.9)
Deferred income taxes (credits)	19.0	(29.7)
Net unrealized gains (losses) on securities, net of tax	35.9	(55.1)
Defined benefit pension plans:
Net pension adjustment before reclassifications	.1	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.2	(.4)
Net adjustment related to defined benefit
pension plans	.3	(.4)
Deferred income taxes (credits)	.1	(.1)
Net adjustment related to defined benefit pension
plans, net of tax	.2	(.3)
Foreign currency translation and other adjustments	(7.7)	(3.2)
Net adjustments	28.4	(58.7)
Comprehensive Income (Loss)	$131.8	$135.7

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$103.4	$194.4
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(5.2)	(12.2)
Premiums and other receivables	(48.2)	(97.7)
Unpaid claims and related items	23.5	45.9
Unearned premiums and other policyholders' liabilities	10.4	56.7
Income taxes	48.9	101.9
Prepaid federal income taxes	(7.7)	(20.1)
Reinsurance balances and funds	55.3	71.5
Realized investment (gains) losses	(18.8)	(191.2)
Accounts payable, accrued expenses and other	29.2	(13.7)
Total	190.8	135.4

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	168.3	201.8
Sales	49.5	498.2
Sales of:
Equity securities	34.9	179.7
Other - net	4.4	4.3
Purchases of:
Fixed maturity securities	(314.5)	(482.0)
Equity securities	(88.7)	(334.3)
Other - net	(8.7)	(9.5)
Net decrease (increase) in short-term investments	28.0	(166.8)
Other - net	—	—
Total	(126.7)	(108.5)

Cash flows from financing activities:
Issuance of common shares	1.9	1.0
Redemption of debentures and notes	(3.3)	(3.0)
Dividends on common shares	(47.8)	(46.9)
Other - net	(1.2)	(1.0)
Total	(50.4)	(50.0)

Increase (decrease) in cash	13.6	(23.1)
Cash, beginning of period	136.7	153.3
Cash, end of period	$150.4	$130.2

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$20.5	$10.4
Income taxes	$1.7	$.6

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1. Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2014 Annual Report on Form 10-K incorporated herein by reference.

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. In May 2014, the FASB issued a comprehensive revenue recognition standard which applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. The Company is currently evaluating the guidance, which is expected to be effective in 2018, to determine the potential impact, if any, of its adoption on its consolidated financial statements.

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

	Quarters Ended
	March 31,
	2015	2014
Numerator:
Net income	$103.4	$194.4
Numerator for basic earnings per share -
income available to common stockholders	103.4	194.4
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.6	3.6
Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversion of convertible notes	$107.0	$198.0

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	259,118,634	257,933,928
Effect of dilutive securities - stock based
compensation awards	863,444	1,089,795
Effect of dilutive securities - convertible senior notes	35,565,145	35,490,180
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	295,547,223	294,513,903
Earnings per share: Basic	$.40	$.75
Diluted	$.36	$.67

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	7,621,171	6,750,559
Convertible senior notes	—	—
Total	7,621,171	6,750,559
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of March 31, 2015 and December 31, 2014, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarters ended March 31, 2015 and 2014.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
March 31, 2015:
U.S. & Canadian Governments	$1,202.6	$38.8	$.6	$1,240.9
Tax-exempt	17.0	.2	—	17.3
Corporate	6,988.1	350.1	18.8	7,319.3
	$8,207.8	$389.2	$19.5	$8,577.6
December 31, 2014:
U.S. & Canadian Governments	$1,116.4	$31.8	$2.3	$1,145.9
Tax-exempt	50.0	1.5	.2	51.4
Corporate	6,960.0	289.6	29.8	7,219.9
	$8,126.5	$323.0	$32.3	$8,417.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at March 31, 2015:
Due in one year or less	$723.3	$733.0
Due after one year through five years	3,465.7	3,658.3
Due after five years through ten years	3,845.2	3,997.7
Due after ten years	173.4	188.5
	$8,207.8	$8,577.6

A summary of the Company's equity securities follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
March 31, 2015	$1,796.5	$303.8	$42.8	$2,057.5
December 31, 2014	$1,726.5	$309.1	$23.9	$2,011.7

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015:
Available for Sale:
Fixed Maturity Securities:
U.S. & Canadian Governments	$2.1	$—	$79.4	$.6	$81.6	$.6
Tax-exempt	.3	—	1.6	—	2.0	—
Corporate	353.2	15.0	198.9	3.8	552.2	18.8
Subtotal	355.7	15.0	280.1	4.4	635.9	19.5
Equity Securities	498.3	42.8	—	—	498.3	42.8
Total	$854.1	$57.9	$280.1	$4.4	$1,134.2	$62.3

December 31, 2014:
Available for Sale:
Fixed Maturity Securities:
U.S. & Canadian Governments	$47.7	$—	$144.9	$2.2	$192.6	$2.3
Tax-exempt	1.6	—	6.7	.1	8.4	.2
Corporate	750.8	18.4	505.8	11.3	1,256.6	29.8
Subtotal	800.2	18.6	657.5	13.7	1,457.7	32.3
Equity Securities	384.1	23.9	—	—	384.1	23.9
Total	$1,184.3	$42.6	$657.5	$13.7	$1,841.8	$56.3

At March 31, 2015, the Company held 141 fixed maturity and 14 equity securities in an unrealized loss position, representing 8.3% (as to fixed maturities) and 14.0% (as to equity securities) of the total number of such issues it held. At December 31, 2014, the Company held 322 fixed maturity and 11 equity securities in an unrealized loss position, representing 18.8% (as to fixed maturities) and 11.7% (as to equity securities) of the total number of such issues it held. Of the securities in an unrealized loss position, 57 and 117 fixed maturity securities had been in a continuous unrealized loss position for more than 12 months as of March 31, 2015 and December 31, 2014, respectively. The unrealized losses on these securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of March 31, 2015 and December 31, 2014.

The following tables show a summary of assets measured at fair value segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2015:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$517.2	$723.6	$—	$1,240.9
Tax-exempt	—	17.3	—	17.3
Corporate	—	7,308.8	10.5	7,319.3
Equity securities	2,055.5	—	1.9	2,057.5
Short-term investments	$579.1	$—	$3.6	$582.8

As of December 31, 2014:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$472.0	$673.8	$—	$1,145.9
Tax-exempt	—	51.4	—	51.4
Corporate	—	7,209.4	10.5	7,219.9
Equity securities	2,009.8	—	1.9	2,011.7
Short-term investments	$605.8	$—	$3.6	$609.4

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2015.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At March 31, 2015, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended
	March 31,
	2015	2014
Investment income from:
Fixed maturity securities	$73.6	$75.5
Equity securities	17.8	7.4
Short-term investments	.2	.2
Other sources	.6	.5
Gross investment income	92.3	83.7
Investment expenses (a)	.8	.9
Net investment income	$91.4	$82.8

Realized gains (losses) on:
Fixed maturity securities:
Gains	$3.3	$12.4
Losses	(.3)	—
Net	3.0	12.4
Equity securities:
Gains	16.0	179.7
Losses	—	—
Net	16.0	179.7
Other long-term investments, net	(.2)	(.9)
Total realized gains (losses)	18.8	191.2
Income taxes (credits)	6.6	66.9
Net realized gains (losses)	$12.2	$124.3

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$78.8	$63.6
Less: Deferred income taxes (credits)	27.3	22.2
	51.4	41.4

Equity securities & other long-term investments	(23.8)	(148.5)
Less: Deferred income taxes (credits)	(8.3)	(51.9)
	(15.5)	(96.5)
Net changes in unrealized investment gains (losses)	$35.9	$(55.1)
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $- and $.1 for the quarters ended March 31, 2015 and 2014, respectively.

4. Pension Plans:

The Company has a single pension plan, the Old Republic International Salaried Employees Retirement Plan (the Old Republic Plan) covering a portion of its work force. Effective December 31, 2013, the benefit levels in the Old Republic Plan were frozen. Under the terms of the freeze, the plan remains closed to new participants and eligible employees retain all of the vested rights as of the effective date of the freeze, but additional benefits do not accrue thereafter. Plan assets are comprised principally of fixed maturity securities, common stocks and short-term investments. Cash contributions of $1.8 were made to the pension plan in the first quarter of 2015 and additional cash contributions of $6.0 are expected to be made in the remaining portion of calendar year 2015.

5. Information About Segments of Business:

Old Republic is engaged in the single business of insurance underwriting. The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its General Insurance Group (property and liability insurance), Title Insurance Group, and the Republic Financial Indemnity Group ("RFIG") Run-off Business. The results of a small life & accident insurance business are included with those of the holding company parent and minor corporate services operations. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude net realized investment gains or losses and other-than-temporary impairments as these are aggregated in the consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

	Quarters Ended
	March 31,
	2015	2014
General Insurance:
Net premiums earned	$703.3	$656.4
Net investment income and other income	99.6	88.9
Total revenues before realized gains or losses	$803.0	$745.3
Income before taxes (credits) and
realized investment gains or losses (a)	$82.0	$81.8
Income tax expense (credits) on above	$26.2	$27.2

Title Insurance:
Net premiums earned	$336.8	$318.4
Title, escrow and other fees	91.4	75.4
Sub-total	428.3	393.8
Net investment income and other income	8.3	7.9
Total revenues before realized gains or losses	$436.6	$401.8
Income before taxes (credits) and
realized investment gains or losses (a)	$15.9	$4.7
Income tax expense (credits) on above	$5.6	$1.9

RFIG Run-off Business:
Net premiums earned	$58.1	$65.6
Net investment income and other income	6.3	8.3
Total revenues before realized gains or losses	$64.4	$73.9
Income before taxes (credits) and
realized investment gains or losses	$35.2	$19.5
Income tax expense (credits) on above	$12.2	$6.8

Consolidated Revenues:
Total revenues of above Company segments	$1,304.1	$1,221.1
Other sources (b)	28.3	33.5
Consolidated net realized investment gains (losses)	18.8	191.2
Consolidation elimination adjustments	(21.1)	(15.3)
Consolidated revenues	$1,330.2	$1,430.6

Consolidated Income Before Taxes (Credits):
Total income before income taxes (credits)
and realized investment gains or losses of
above Company segments	$133.2	$106.2
Other sources - net (b)	1.6	(.5)
Consolidated net realized investment gains (losses)	18.8	191.2
Consolidated income before income
taxes (credits)	$153.7	$296.9

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$44.1	$36.0
Other sources - net (b)	(.4)	(.4)
Income tax expense (credits) on consolidated
net realized investment gains (losses)	6.6	66.9
Consolidated income tax expense (credits)	$50.3	$102.5

	March 31,	December 31,
	2015	2014
Consolidated Assets:
General Insurance	$14,500.4	$14,251.8
Title Insurance	1,245.9	1,243.0
RFIG Run-off Business	1,083.9	1,108.4
Total assets for the above company segments	16,830.4	16,603.3
Other assets (b)	808.6	833.9
Consolidation elimination adjustments	(437.8)	(449.1)
Consolidated assets	$17,201.3	$16,988.1
__________

(a)
Income before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $10.1 and $8.1 for the quarters ended March 31, 2015 and 2014, respectively, and Title - $2.0 and $1.9 for the quarters ended March 31, 2015 and 2014, respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and accident insurance operation.

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted Republic Mortgage Insurance Company's ("RMIC") statutory capital base and forced it to discontinue writing new business. The insurance laws of 16 jurisdictions, including RMIC's and its affiliate company, Republic Mortgage Insurance Company of North Carolina's ("RMICNC") domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a "minimum policyholder position" ("MPP") of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its affiliate company, RMICNC, discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. They were placed under the North Carolina Department of Insurance's ("NCDOI") administrative supervision the following year and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and RMICNC. Under the Amended Plan, RMIC and RMICNC were authorized to pay 100% of their DPOs accrued as of June 30, 2014 and to settle all subsequent valid claims entirely in cash, without establishing any DPOs. In anticipation of receiving this Final Order, ORI invested $125.0 of cash and securities in RMIC during June 2014. In mid-July 2014, in furtherance of the Final Order, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657.0 relating to fully settled claims charged to periods extending between January 19, 2012 and June 30, 2014. Both subsidiaries remain under the supervision of the NCDOI as they continue to operate in run-off mode. The approval of the Amended Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Amended Plan in the future as circumstances may warrant.

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

On December 19, 2008, Old Republic Insurance Company and Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware ("BNYM") in the Circuit Court, Cook County, Illinois (Old Republic Insurance Company, et al. v. Countrywide Bank FSB, et al.) seeking rescission of various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account, a declaratory judgment and money damages based upon systemic material misrepresentations and fraud by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications. Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies, as well as unspecified compensatory and punitive damages. The Court ruled that Countrywide does not have standing to counterclaim with respect to the policies insuring the securitized loans because those policies were issued to BNYM. In response, Countrywide and BNYM jointly filed a motion asking the Court to allow an amended counterclaim in which BNYM would raise substantially similar allegations as those raised by Countrywide and make substantially similar requests but with respect to the policies issued to BNYM. The Court dismissed their motion, with leave to re-plead the counterclaim. BNYM's subsequent attempt to re-plead was granted by the Court. No trial date has been set.

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

On January 20, 2015, Intellectual Ventures II LLC filed two complaints in the United States District Court for the Eastern District of Texas naming as defendants Great West Casualty Company and BITCO General Insurance Corporation and BITCO National Insurance Company. (Intellectual Ventures II LLC v. Great West Casualty Company) and (Intellectual Ventures II LLC v. BITCO General Insurance Corporation et al.) The plaintiff alleges a single patent infringement and seeks damages, costs, expenses, and pre-judgment and post-judgment interest in addition to injunctive relief. On April 9, 2015, plaintiff amended each complaint to allege a second patent infringement claim.

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

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$644.8	$550.0	$640.7
4.875% Senior Notes due 2024	400.0	429.8	400.0	418.9
ESSOP debt with an average yield of 3.67%
and 3.66%, respectively	11.7	11.7	15.0	15.0
Total debt	$961.7	$1,086.4	$965.0	$1,074.7

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

The Company's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at March 31, 2015 and is expected to be an increasingly less significant subsidiary with the payment of the DPO balances and as its run-off book extinguishes itself.

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
March 31, 2015	$961.7	$1,086.4	$—	$1,074.6	$11.7
December 31, 2014	$965.0	$1,074.7	$—	$1,059.7	$15.0

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANAYLSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2015 and 2014
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for .4% of consolidated operating revenues for the quarter ended March 31, 2015 and 1.3% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic's 2014 Annual Report on Form 10-K.

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

EXECUTIVE SUMMARY

Pretax operating income rose 27.6 percent year-over-year as title insurance and the RFIG run-off segment registered increases of 233.5 percent and 79.9 percent, respectively. The general insurance segment’s performance produced nearly equal results year-over-year as underwriting profits lagged slightly. Net income for the first three months of 2015 was much lower when compared to the same period last year which benefitted from substantially greater realized gains from sales of securities.

The major components of consolidated results and related data are summarized in the following table.

Financial Highlights
	Quarters Ended March 31,
	2015		2014
Operating revenues:
General insurance	$803.0		$745.3
Title insurance	436.6		401.8
Corporate and other	7.1	(a)	18.2
Subtotal	1,246.8		1,165.3
RFIG run-off business	64.4		73.9
Total	$1,311.3		$1,239.3
Pretax operating income (loss):
General insurance	$82.0		$81.8
Title insurance	15.9		4.7
Corporate and other	1.6		(0.5)
Subtotal	99.6		86.1
RFIG run-off business	35.2		19.5
Total	134.8		105.7
Realized investment gains (losses):
From sales	18.8		191.2
From impairments	—		—
Net realized investment gains (losses)	18.8		191.2
Consolidated pretax income (loss)	153.7		296.9
Income taxes (credits)	50.3		102.5
Net income (loss)	$103.4		$194.4
Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.19		$0.19
Title insurance	0.03		0.01
Corporate and other	0.02		0.01
Subtotal	0.24		0.21
RFIG run-off business	0.08		0.04
Total	0.32		0.25
Net realized investment gains (losses)	0.04		0.42
Net income (loss)	$0.36		$0.67
Cash dividends paid per share	$0.1850		$0.1825
Ending book value per share	$15.48		$14.97

(a)	Reflects the transfer of accident insurance business from a life and accident subsidiary to a general insurance affiliate resulting in a $10.4 reduction in premiums during the first quarter of 2015.

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

General Insurance Results - The table below shows the major elements of general insurance performance for the first quarter of this and the preceding year.

	General Insurance Group
	Quarters Ended March 31,
	2015	2014	Change
Net premiums earned	$703.3	$656.4	7.1%
Net investment income	73.7	65.9	11.8
Benefits and claim costs	518.8	477.4	8.7
Pretax operating income (loss)(*)	$82.0	$81.8	0.2%

Claim ratio	73.8%	72.7%
Expense ratio	23.5	23.5
Composite underwriting ratio	97.3%	96.2%
__________________
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $4.3 and $16.4 of pretax operating losses for the first quarter 2015 and 2014, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

As the above table shows, consolidated general insurance results were basically flat year-over-year. The latest quarter’s net premium growth of 7.1 percent was essentially unchanged from the percentage increase posted in last year’s final quarter. The composite ratio of 97.3 percent for the first three months of 2015 was a bit higher than 2014’s first quarter leading to a slight reduction in underwriting income. This was largely due to higher claim costs in commercial automobile insurance by virtue of greater frequency and severity of claims. Claim ratios in workers’ compensation and general liability insurance subsided somewhat from last year’s higher levels. Prior years’ loss development in the first three months of 2015 was slightly deficient by comparison to modest favorable development in the same 2014 period.

The relatively small decline in underwriting profitability from all these factors was more than offset by an 11.8 percent rise in investment income. This reflects both a larger invested asset base and a continuing yield improvement from dividends on high quality common stock investments.

Title Insurance Results - Earnings for this year’s first quarter continued in a highly positive vein as indicated in the comparative table which follows.

	Title Insurance Group
	Quarters Ended March 31,
	2015	2014	Change
Net premiums and fees earned	$428.3	$393.8	8.7%
Net investment income	7.9	7.1	12.0
Claim costs	23.8	23.8	0.1
Pretax operating income (loss)	$15.9	$4.7	233.5%

Claim ratio	5.6%	6.1%
Expense ratio	92.1	94.0
Composite underwriting ratio	97.7%	100.1%

The latest quarter’s substantial bottom line improvement in comparison with the same quarter of 2014 was largely the result of much improved performance from the basic underwriting and related services functions of the business. Compared with the small underwriting/service loss in 2014, this year’s operations rose to profitability as both claim and operating costs declined relative to premiums and fees revenues. Stronger housing and commercial property transactions, as well as continued market share strength led to an 8.7 percent year-over-year gain in premiums and fees revenues. Net investment income growth of 12.0 percent reflected greater yields from a larger invested asset portfolio.

RFIG Run-off Business Results - The tables below show RFIG’s comparative results with and without the combination of run-off mortgage guaranty (“MI”) and consumer credit indemnity (“CCI”) coverages.

	RFIG Run-off Business
	Quarters Ended March 31,
	2015	2014	Change
A. MI:
Net premiums earned	$52.6	$58.8	(10.5)%
Net investment income	6.1	8.1	(24.7)
Claim costs	13.5	22.9	(40.8)
Pretax operating income (loss)	$40.0	$36.8	8.7%

Claim ratio	25.8%	39.0%
Expense ratio	9.8	12.2
Composite underwriting ratio	35.6%	51.2%

B. CCI(*):
Net premiums earned	$5.4	$6.8	(19.8)%
Net investment income	0.1	0.1	44.5
Benefits and claim costs	9.9	23.4	(57.5)
Pretax operating income (loss)	$(4.7)	$(17.2)	72.2%

Claim ratio	181.7%	343.0%
Expense ratio	9.3	10.8
Composite underwriting ratio	191.0%	353.8%

C. Total MI and CCI business run-off:
Net premiums earned	$58.1	$65.6	(11.5)%
Net investment income	6.3	8.3	(23.5)
Benefits and claim costs	23.5	46.4	(49.3)
Pretax operating income (loss)	$35.2	$19.5	79.9%

Claim ratio	40.5%	70.7%
Expense ratio	9.7	12.1
Composite underwriting ratio	50.2%	82.8%
__________________
(*) In connection with the run-off MI and CCI combination, $4.3 and $16.4 of pretax operating losses for the first quarter 2015 and 2014, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Consistent with a run-off operating mode, the MI and CCI lines posted further declines in earned premiums. MI net investment income was also much lower due to a substantial reduction in investable assets since mid-year 2014. This reflects a July 2014 payment of approximately $657 for previously deferred claim settlements held in reserve and subsequently paid following regulatory approval.

The resumed profitability of mortgage guaranty operations since 2013’s second quarter reflects much lower claim provisions. Key factors driving this outcome relate mostly to the continued decline in reported delinquencies and higher rates at which previously reported defaults are cured or otherwise resolved without payment. The improved cure rates are a reflection of gradually improving trends in home prices, foreclosures, and real estate activity in general. Since year-end 2012, these factors have led to favorable developments of prior year-end claim reserves. For the first quarters of 2015 and 2014, these positive outcomes have contributed to a lowering of claim ratios by 80.6 and 124.0 percentage points, respectively.

CCI results were much improved in this year’s first quarter. This reflected lower litigation-related and normal claim costs, as well as reduced administrative expenses.

Corporate and Other Operations - The combination of a small life and accident insurance business and the net costs associated with operations of the parent holding company and its internal services subsidiaries usually produce highly variable results. Earnings variations posted by these relatively minor elements of Old Republic's business stem from volatility inherent to the small scale of life and accident insurance operations, and net interest costs pertaining to external and intra-system financing arrangements. For this year’s first quarter, the much lower life & accident premium volume reflects the transfer of accident insurance premiums from a life and accident subsidiary to a general insurance group affiliate; the effect on pretax operating income (loss) was negligible. The interplay of these various operating elements is summarized in the following table:

	Corporate and Other Operations
	Quarters Ended March 31,
	2015	2014	Change
Life & accident premiums earned	$4.6	$16.7	(72.2)%
Net investment income	3.3	1.3	143.4
Other income	(0.8)	—	N/M
Benefits and claim costs	3.8	12.3	(68.5)
Insurance expenses	2.2	7.6	(71.3)
Corporate, interest, and other expenses-net	(0.5)	(1.2)	56.2%
Pretax operating income (loss)	$1.6	$(0.5)	N/M

Consolidated Results - The combination of all of the above changes and events in Old Republic's business segments contributed to the following consolidated results:

	ORI Consolidated
	Quarters Ended March 31,
	2015	2014	Change
Net premiums and fees earned	$1,194.4	$1,132.7	5.4%
Net investment income	91.4	82.8	10.4
Other income	25.4	23.8	6.8
Operating revenues	1,311.3	1,239.3	5.8
Benefits and claims	570.1	560.0	1.8
Sales and general expenses	595.7	567.8	4.9
Interest and other costs	10.5	5.7	84.0
Total operating expenses	1,176.4	1,133.6	3.8
Pretax operating income (loss)	134.8	105.7	27.6
Income taxes (credits)	43.6	35.5	22.8
Net operating income (loss)	91.1	70.1	30.0
Realized investment gains (losses)	18.8	191.2	(90.1)
Income taxes (credits) on realized investment gains (losses)	6.6	66.9
Net realized investment gains (losses)	12.2	124.3	(90.1)
Net income (loss)	$103.4	$194.4	(46.8)%

Consolidated operating cash flow	$190.8	$135.4	40.8%

Claim ratio	47.7%	49.4%
Expense ratio	47.5	47.7
Composite underwriting ratio	95.2%	97.1%

Consolidated operating cash flow contributed positively to investable funds by $190.8 and $135.4 in the first three months of 2015 and 2014, respectively. Excluding the MI and CCI operating cash flows, these amounts would be $223.6 and $133.3, respectively.

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic’s consolidated cash and invested asset balances as well as the shareholders’ equity account at the dates shown.

		Cash, Invested Assets, and Shareholders' Equity
					% Change
		March 31,	Dec. 31,	March 31,	March '15/	March '15/
		2015	2014	2014	Dec. '14	March '14
	Cash, invested assets, and accrued
investment income:	Fair value basis	$11,489.9	$11,291.6	$11,286.3	1.8%	1.8%
	Original cost basis	$10,861.2	$10,717.9	$10,765.8	1.3%	0.9%

Shareholders' equity:	Total	$4,014.2	$3,924.0	$3,865.8	2.3%	3.8%
	Per common share	$15.48	$15.15	$14.97	2.2%	3.4%

	Composition of shareholders' equity per share:
	Equity before items below	$14.24	$14.02	$13.74	1.6%	3.6%
	Unrealized investment gains (losses) and other
	accumulated comprehensive income (loss)	1.24	1.13	1.23
	Total	$15.48	$15.15	$14.97	2.2%	3.4%

	Segmented composition of
	shareholders' equity per share:
	Excluding run-off segment	$14.56	$14.35	$14.89	1.5%	(2.2)%
	RFIG run-off segment	0.92	0.80	0.08
	Total	$15.48	$15.15	$14.97	2.2%	3.4%

Old Republic's invested assets are managed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of their capital accounts. As a result, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

As of March 31, 2015 the consolidated investment portfolio reflected a current allocation of approximately 82 percent to fixed-maturity and short-term investments, and 18 percent to equities. Exposure to high quality dividend-paying equity securities has been emphasized since 2013. Asset quality of the fixed maturity portfolio has remained at high levels.

Changes in shareholders’ equity per share are reflected in the following table. As indicated, the changes resulted mostly from each year’s net income or loss, increased dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
	Quarters Ended March 31,
	2015	2014
Beginning balance	$15.15	$14.64
Changes in shareholders' equity:
Net operating income (loss)	0.35	0.27
Net realized investment gains (losses):
From sales	0.05	0.48
From impairments	—	—
Subtotal	0.05	0.48
Net unrealized investment gains (losses)	0.14	(0.21)
Total realized and unrealized investment gains (losses)	0.19	0.27
Cash dividends	(0.19)	(0.18)
Stock issuance, foreign exchange, and other transactions	(0.02)	(0.03)
Net change	0.33	0.33
Ending balance	$15.48	$14.97

Capitalization - In last year’s third quarter the Company raised $400 through a public offering of 10-year notes. Since then no changes other than those noted immediately above have occurred in Old Republic’s consolidated debt and equity capitalizations.

	Capitalization
	March 31,	December 31,	March 31,
	2015	2014	2014
Debt:
3.75% Convertible Senior Notes due 2018	$550.0	$550.0	$550.0
4.875% Senior Notes due 2024	400.0	400.0	—
ESSOP debt with an average yield of approximately 3.7%	11.7	15.0	15.0
Other miscellaneous debt	—	—	1.1
Total debt	961.7	965.0	566.2
Common shareholders' equity	4,014.2	3,924.0	3,865.8
Total capitalization	$4,975.9	$4,889.1	$4,432.0

Capitalization ratios:
Debt	19.3%	19.7%	12.8%
Common shareholders' equity	80.7	80.3	87.2
Total	100.0%	100.0%	100.0%

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity and equity investments; b) the valuation of deferred income tax assets; c) the establishment and recoverability of deferred acquisition costs; d) the recoverability of reinsured paid and/or outstanding losses; and e) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company's 2014 Annual Report on Form 10-K.

FINANCIAL POSITION

The Company's financial position at March 31, 2015 reflected increases in assets, liabilities, and common shareholders' equity of 1.3%, .9%, and 2.3%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 66.8% and 66.5% of consolidated assets as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, the cash, accrued investment income, and invested asset base rose by 1.8% to $11,489.9.

Investments - During the first quarter of 2015 and 2014, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization common shares. At both March 31, 2015 and 2014, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At March 31, 2015, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2015. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's available for sale fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	March 31,	December 31,
	2015	2014
Aaa	14.4%	13.4%
Aa	8.8	9.6
A	35.3	36.5
Baa	35.6	35.3
Total investment grade	94.1	94.8
All other (b)	5.9	5.2
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

March 31, 2015	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$94.4		$8.3
Basic Industry	20.9		1.1
Natural Gas	18.2		.9
Industrial	37.3		.8
Other (includes 4 industry groups)	27.8		1.0
Total	$198.8	(c)	$12.2
__________

(c)	Represents 2.4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

March 31, 2015	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$140.0		$3.8
Telecom	14.3		1.0
Utilities	48.2		.3
Natural Gas	34.6		.3
Other (includes 13 industry groups)	219.2		1.5
Total	$456.6	(d)	$7.2
__________

(d)	Represents 5.6% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

March 31, 2015	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$319.5		$34.3
Consumer Non Durable	35.1		4.0
Industrial	80.5		3.2
Telecom	86.1		.7
Utility	19.8		.4
Total	$541.2	(e)	$42.8	(f)
__________

(e)	Represents 30.1% of the total equity securities portfolio.

(f)	Represents 2.4% of the cost of the total equity securities portfolio, while gross unrealized gains represent 16.9% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
March 31, 2015	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$23.3	$3.7	$—	$—
Due after one year through five years	168.5	18.6	1.4	.5
Due after five years through ten years	436.4	172.5	15.6	10.6
Due after ten years	27.0	3.9	2.4	1.0
Total	$655.4	$198.8	$19.5	$12.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
March 31, 2015	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Available for Sale:
Fixed Maturity Securities:
One to six months	$11.3	$3.3	$—	$14.7
Seven to twelve months	.3	—	—	.3
More than twelve months	4.1	.2	—	4.4
Total	$15.8	$3.6	$—	$19.5
Equity Securities:
One to six months	$42.8	$—	$—	$42.8
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	$42.8	$—	$—	$42.8

Number of Issues in Loss Position:
Available for Sale:
Fixed Maturity Securities:
One to six months	72	2	—	74
Seven to twelve months	10	—	—	10
More than twelve months	56	1	—	57
Total	138	3	—	141	(g)
Equity Securities:
One to six months	14	—	—	14
Seven to twelve months	—	—	—	—
More than twelve months	—	—	—	—
Total	14	—	—	14	(g)
__________

(g)	At March 31, 2015 the number of issues in an unrealized loss position represent 8.3% as to fixed maturities, and 14.0% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such cost reflects the decline as of a specific point in time (March 31, 2015 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2015	2014
Maturity Ranges:
Due in one year or less	8.8%	7.8%
Due after one year through five years	42.2	43.6
Due after five years through ten years	46.8	46.4
Due after ten years through fifteen years	1.6	1.7
Due after fifteen years	.6	.5
Total	100.0%	100.0%

Average Maturity in Years	4.9	5.0
Duration (h)	4.3	4.3
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.3 as of March 31, 2015 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.3%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2015	2014
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$8,207.8	$8,126.5
Estimated fair value	8,577.6	8,417.2
Gross unrealized gains	389.2	323.0
Gross unrealized losses	(19.5)	(32.3)
Net unrealized gains (losses)	$369.7	$290.7

Equity Securities:
Original cost	$1,796.5	$1,726.5
Estimated fair value	2,057.5	2,011.7
Gross unrealized gains	303.8	309.1
Gross unrealized losses	(42.8)	(23.9)
Net unrealized gains (losses)	$261.0	$285.2

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $461.9 in dividends from its subsidiaries in 2015 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At March 31, 2015, the Company's consolidated debt to equity ratio was 24.0%.

The Company's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As of March 31, 2015, RMIC was statutorily solvent.

See the Company's 2014 Annual Report on Form 10-K, Item 1 - Business for a discussion of regulatory matters affecting RMIC. Management believed these current events have precluded the aforementioned potential for an event of default from occurring in the foreseeable future.

Capitalization - Old Republic's total capitalization of $4,975.9 at March 31, 2015 consisted of debt of $961.7 and common shareholders' equity of $4,014.2. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended, changes in the fair value of invested assets, and dividend payments.

Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 34 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 28% of 2015 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 72% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the RFIG Run-off Business' Risk Factors for premium income and long-term claim exposures in the Company's 2014 Annual Report on Form 10-K under Item 1A - Risk Factors, revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2012	$2,324.4	$1,677.4	$410.5	$58.6	$4,471.0	10.4%
2013	2,513.7	1,996.1	316.5	59.3	4,885.6	9.3
2014	2,735.6	1,759.2	255.4	60.7	4,811.1	(1.5)
Quarters Ended March 31:
2014	656.4	393.8	65.6	16.7	1,132.7	(2.8)
2015	$703.3	$428.3	$58.1	$4.6	$1,194.4	5.4%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2012	39.7%	33.0%	4.2%	7.6%	6.2%	9.3%
2013	39.6	32.8	3.8	7.7	6.3	9.8
2014	40.6	31.9	3.9	7.5	6.2	9.9
Quarters Ended March 31:
2014	41.0	31.9	3.9	7.5	6.7	9.0
2015	40.8%	31.5%	3.9%	7.4%	6.1%	10.3%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2012	32.3%	67.7%
2013	27.9	72.1
2014	27.1	72.9
Quarters Ended March 31:
2014	24.7	75.3
2015	27.7%	72.3%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2012	$387.3	$368.0	80.7%	85.3%
2013	296.6	286.7	79.1	81.9
2014	234.6	227.6	82.2	66.9
Quarters Ended March 31:
2014	60.6	58.8	80.2	79.7
2015	$53.9	$52.6	81.3%	63.8%

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.4% of total net risk in force as of March 31, 2015, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2012	$11,911.1	$850.7	$89.8	$12,851.6
2013	9,579.6	704.8	48.5	10,333.0
2014	7,984.8	549.6	31.8	8,566.2
As of March 31:
2014	9,256.0	676.2	43.5	9,975.8
2015	$7,574.1	$517.6	$29.6	$8,121.4

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2012	6.4%	27.5%	65.0%	1.1%
2013	6.6	28.1	64.3	1.0
2014	6.6	28.5	64.0	.9
As of March 31:
2014	6.6	28.2	64.3	.9
2015	6.6%	28.7%	63.9%	.8%

Bulk(a):
As of December 31:
2012	24.0%	32.5%	43.3%	.2%
2013	23.5	33.0	43.3	.2
2014	26.1	33.1	40.7	.1
As of March 31:
2014	23.6	33.2	43.1	.1
2015	26.7%	33.0%	40.2%	.1%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2012	4.6%	35.2%	32.9%	27.3%
2013	4.2	34.5	32.2	29.1
2014	3.9	34.2	31.5	30.4
As of March 31:
2014	4.1	34.4	32.0	29.5
2015	3.8%	34.1%	31.4%	30.7%

Bulk(a):
As of December 31:
2012	56.7%	23.3%	10.0%	10.0%
2013	56.9	23.4	10.2	9.5
2014	52.5	25.8	11.1	10.6
As of March 31:
2014	56.6	23.6	10.3	9.5
2015	51.5%	26.3%	11.3%	10.9%
__________

(a)	Bulk pool risk in-force, which represented 23.2% of total bulk risk in-force at March 31, 2015, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2012	8.6%	7.7%	5.3%	5.1%	5.0%	4.8%	4.3%	3.5%	3.1%	2.7%
2013	8.3	7.5	5.5	5.2	4.9	4.8	4.4	3.8	3.2	2.9
2014	7.8	7.3	5.7	5.3	4.9	4.8	4.3	4.0	3.4	3.0
As of March 31:
2014	8.2	7.4	5.6	5.2	4.9	4.8	4.3	3.8	3.3	2.9
2015	7.6%	7.3%	5.7%	5.3%	4.9%	4.8%	4.3%	4.1%	3.4%	3.3%

		Bulk (a)
	TX	FL	GA	IL	CA	CO	PA	NJ	OH	NY
As of December 31:
2012	5.3%	9.9%	4.3%	4.0%	13.9%	3.0%	3.3%	3.7%	4.0%	7.1%
2013	5.4	9.3	4.4	3.9	14.1	2.8	3.4	4.0	3.8	7.9
2014	5.3	9.3	4.6	4.0	13.0	2.8	3.5	4.4	4.0	7.6
As of March 31:
2014	5.4	9.3	4.4	4.0	13.8	2.8	3.4	4.1	3.9	7.9
2015	5.3%	9.2%	4.6%	4.0%	12.8%	2.8%	3.4%	4.4%	4.1%	7.4%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2012	92.8%	7.2%
2013	92.7	7.3
2014	92.7	7.3
As of March 31:
2014	92.7	7.3
2015	92.6%	7.4%

Bulk (a):
As of December 31:
2012	58.2%	41.8%
2013	57.6	42.4
2014	62.3	37.7
As of March 31:
2014	57.7	42.3
2015	63.7%	36.3%
__________

(a)	Bulk pool risk in-force, which represented 23.2% of total bulk risk in-force at March 31, 2015, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2012	97.1%	2.9%
2013	97.2	2.8
2014	97.2	2.8
As of March 31:
2014	97.2	2.8
2015	97.2%	2.8%

Bulk (a):
As of December 31:
2012	72.6%	27.4%
2013	74.3	25.7
2014	72.4	27.6
As of March 31:
2014	74.4	25.6
2015	72.4%	27.6%
__________

(a)	Bulk pool risk in-force, which represented 23.2% of total bulk risk in-force at March 31, 2015, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2012	$42.4	$1,141.6
2013	29.8	989.4
2014	27.7	858.5
Quarters Ended March 31:
2014	6.8	969.1
2015	$5.4	$839.0

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2013	$7,280.1	$876.5	$1,681.3	$422.5	$10,260.6	$607.8	$10,868.5
2014	7,962.3	915.0	923.2	691.7	10,492.3	576.4	11,068.8
As of March 31:
2014	7,552.4	865.6	1,687.0	435.6	10,540.8	523.1	11,063.9
2015	$8,156.3	$922.3	$884.7	$653.2	$10,616.7	$631.5	$11,248.2

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2012	$264.9	$27.3	$36.3	$7.9	$336.5	3.40%	3.19%
2013	249.6	26.6	36.8	5.6	318.7	3.17	2.97
2014	278.8	29.9	27.5	9.2	345.5	3.33	3.15
Quarters Ended
March 31:
2014	65.9	7.1	8.3	1.3	82.8	3.18	3.02
2015	$73.7	$7.9	$6.3	$3.3	$91.4	3.46%	3.28%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first quarters of 2015 and 2014, 77.3% and 28.8%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities and Fair Value Adjustments			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2012	$32.7	$15.3	$48.1	$—	$(.2)	$(.2)	$47.8
2013	1.7	146.3	148.1	—	—	—	148.1
2014	27.0	245.2	272.0	—	—	—	272.3
Quarters Ended
March 31:
2014	12.4	178.8	191.2	—	—	—	191.2
2015	$3.0	$15.8	$18.8	$—	$—	$—	$18.8

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2015 and December 31, 2014:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2015		December 31, 2014
	Gross	Net	Gross	Net

Workers' compensation	$4,263.6	$2,568.9	$4,212.3	$2,518.0
General liability	1,501.8	691.3	1,493.9	678.6
Commercial automobile (mostly trucking)	1,299.7	1,037.2	1,277.9	1,015.6
Other coverages	486.8	345.3	497.5	347.2
Unallocated loss adjustment expense reserves	240.6	170.0	232.2	162.4
Total general insurance reserves	7,792.6	4,813.0	7,714.0	4,722.0
Title	512.5	512.5	505.4	505.4
RFIG Run-off	801.4	798.4	880.1	870.2
Life and accident	26.1	14.9	22.3	17.5
Total claim and loss adjustment expense reserves	$9,132.8	$6,139.0	$9,122.0	$6,115.3
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$127.4	$106.5	$128.8	$106.2
% of total general insurance reserves	1.6%	2.2%	1.7%	2.3%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Quarters Ended March 31,
	2015	2014
Net reserve increase (decrease):
General Insurance	$91.0	$63.5
Title Insurance	7.0	11.9
RFIG Run-off	(71.7)	(33.4)
Other	(2.6)	3.3
Total	$23.6	$45.3

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	March 31,	December 31,
	2015	2014
General Insurance	$2,359.1	$2,266.2
Title Insurance	442.8	432.2
RFIG Run-off	120.9	138.7
Other	4.3	5.7
Total	$2,927.3	$2,843.0

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

	March 31,	March 31,	December 31,	December 31,
	2015	2014	2014	2013
Estimated reduction in beginning reserve	$79.3	$115.2	$115.2	$174.9
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	7.0	17.9	47.1	80.5
Prior year	(2.0)	1.3	10.4	71.9
Sub-total	5.0	19.3	57.6	152.5
Estimated rescission reduction in settled claims	(12.6)	(29.5)	(93.5)	(212.2)
Estimated reduction in ending reserve	$71.7	$105.0	$79.3	$115.2

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

Incurred Loss Experience

Management believes that the Company's overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and, accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management's opinion, however, such potential development is not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2014 Annual Report on Form 10-K under Item 1A - Risk Factors.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2012	73.0%	7.2%	221.8%	61.9%
2013	73.6	6.7	68.8	45.8
2014	77.9	5.2	97.2	52.3
Quarters Ended March 31:
2014	72.7	6.1	70.7	49.4
2015	73.8%	5.6%	40.5%	47.7%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2012	73.0%	75.3%	78.6%	29.6%	71.6%	63.8%	65.6%
2013	73.6	76.1	79.6	21.4	59.6	78.5	67.8
2014	77.9	74.0	89.2	25.6	65.7	88.2	67.8
Quarters Ended
March 31:
2014	72.7	75.0	80.9	35.6	59.6	74.8	66.7
2015	73.8%	80.9%	78.7%	44.9%	54.7%	72.9%	60.1%

The overall general insurance claims ratio for the past three years remained at relatively high levels as workers' compensation and general liability loss costs continued to reflect greater-than-expected severity. For the first quarter of 2015, commercial automobile insurance experienced greater frequency and severity of claims while workers' compensation and general liability insurance loss costs subsided somewhat from last year's higher levels. Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with changes in loss severity and frequency.

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

Unfavorable A&E claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 4.8 years (gross) and 6.9 years (net of reinsurance) as of March 31, 2015 and 4.5 years (gross) and 6.1 years (net of reinsurance) as of December 31, 2014. The 2014 survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2014.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Claim ratios in the most recent periods have trended down as the economic downturn and stresses in the housing and related mortgage lending industries, that began in mid-year 2007, continue to subside at a moderate pace.

The RFIG Run-off mortgage guaranty claim ratios since 2012 reflect much lower claim provisions. Key factors driving this outcome relate mostly to the continued decline in reported delinquencies and higher rates at which previously reported defaults are cured or otherwise resolved without payment. The improved cure rates are a reflection of gradually improving trends in home prices, foreclosures, and real estate activity in general. 2012's reserve provisions were impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and high unemployment. Trends in expected and actual claim frequency and severity have been affected to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, increases in housing supply relative to demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

The RFIG Run-off business 2015 loss costs reflected lower CCI litigation related and normal claim costs.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2012	$46,376	$53,221	14.70%	21.57%	$262.3
2013	44,678	46,395	13.09	18.73	212.2
2014	45,607	44,465	10.93	23.01	93.5
Quarters Ended March 31:
2014	45,370	44,206	12.04	18.42	29.5
2015	$44,073	$50,286	10.24%	22.49%	$12.6
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2012	7.9%	31.6%	13.7%	20.8%	14.1%	11.2%	13.9%	20.8%	26.6%	10.8%
2013	8.0	25.9	11.2	16.6	9.6	10.3	14.1	19.8	26.3	9.2
2014	7.1	17.6	8.8	12.9	7.3	8.7	12.8	15.6	25.6	8.2
As of March 31:
2014	7.3	24.2	9.9	15.1	9.1	9.3	13.4	18.0	25.6	8.6
2015	6.4%	16.1%	8.2%	11.8%	6.6%	8.2%	11.8%	13.9%	25.3%	7.9%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	CO	PA	OH	NJ	NY
As of December 31:
2012	13.7%	34.2%	17.9%	27.2%	17.6%	12.6%	21.4%	19.5%	32.5%	25.5%
2013	12.6	28.8	14.2	21.4	13.2	10.7	19.9	16.8	31.1	23.8
2014	15.9	30.0	16.5	25.0	18.1	14.8	25.8	16.0	46.5	43.4
As of March 31:
2014	11.8	27.5	14.2	20.4	13.6	8.9	19.0	15.6	32.2	26.2
2015	15.4%	28.6%	15.9%	24.2%	17.3%	10.6%	25.3%	15.3%	50.1%	49.9%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	NY
As of December 31:
2012	8.4%	31.3%	13.8%	21.3%	15.2%	11.1%	14.5%	16.0%	27.4%	23.0%
2013	8.4	26.4	11.5	17.0	10.7	10.8	14.6	14.6	27.1	22.8
2014	7.7	19.5	9.4	13.8	9.9	9.4	13.7	11.9	28.0	26.8
As of March 31:
2014	7.7	24.8	10.3	15.5	10.5	9.8	13.9	13.3	26.6	23.0
2015	7.0%	17.9%	8.8%	12.7%	9.0%	8.7%	12.7%	11.2%	27.7%	27.5%
__________

(b)	As determined by risk in force as of March 31, 2015, these 10 states represent approximately 50.7%, 58.1%, and 50.9%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2012	$73.8	173.9%	$112.8	265.7%	3.9%	$98.1
2013	48.5	162.9	44.5	149.4	2.6	54.4
2014	95.7	344.9	137.2	494.4	2.1	25.2
Quarters Ended
March 31:
2014	8.0	117.0	23.4	343.0	2.5	8.5
2015	$18.7	341.6%	$9.9	181.7%	2.3%	$6.6
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

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2014 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2012	25.7%	89.6%	10.4%	48.5%
2013	23.7	88.0	8.1	49.2
2014	22.9	90.4	9.5	47.1
Quarters Ended March 31:
2014	23.5	94.0	12.1	47.7
2015	23.5%	92.1%	9.7%	47.5%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The general insurance expense ratio for 2012 was impacted by a charge related to previously deferred acquisition costs stemming from new accounting guidance issued by the FASB. The title insurance expense ratio for the current quarter is reflective of a decline in operating costs relative to premiums and fees. RFIG Run-off operating expense ratios reflect ongoing cost control geared to a run-off operation. The change in the posted expense ratios for the quarterly periods reflect charges taken relative to the attempted recapitalization efforts which were terminated in early 2014.

Expenses: Total

The composite underwriting ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2012	98.7%	96.8%	232.2%	110.4%
2013	97.3	94.7	76.9	95.0
2014	100.8	95.6	106.7	99.4
Quarters Ended March 31:
2014	96.2	100.1	82.8	97.1
2015	97.3%	97.7%	50.2%	95.2%

Expenses: Income Taxes

The effective consolidated income tax rates were 32.7% and 34.5% in the first quarters of 2015 and 2014, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2014 Annual Report to the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

Old Republic's market risk exposures at March 31, 2015, have not materially changed from those identified in the Company's 2014 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2014 Annual report on Form 10-K.

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

Old Republic International Corporation
(Registrant)
Date:	May 1, 2015

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