Form 10-Q
period 2015-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2015-07-31
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: June 30, 2015 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding June 30, 2015
Common Stock / $1 par value	261,306,701

There are 47 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2015

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

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	June 30,	December 31,
	2015	2014
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,196.4 and $8,126.5)	$8,431.5	$8,417.2
Equity securities (at fair value) (cost: $1,767.8 and $1,726.5)	1,956.1	2,011.7
Short-term investments (at fair value which approximates cost)	654.2	609.4
Miscellaneous investments	25.1	24.7
Total	11,067.1	11,063.2
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $61.1 and $-)	62.4	—
Other investments	3.8	5.5
Total investments	11,133.4	11,068.8
Other Assets:
Cash	128.1	136.7
Securities and indebtedness of related parties	24.3	17.7
Accrued investment income	87.2	86.1
Accounts and notes receivable	1,405.2	1,287.6
Federal income tax recoverable: Current	16.6	29.2
Deferred	83.5	37.0
Prepaid federal income taxes	63.3	45.7
Reinsurance balances and funds held	151.1	148.7
Reinsurance recoverable: Paid losses	68.0	66.9
Policy and claim reserves	3,391.2	3,355.6
Deferred policy acquisition costs	250.8	230.8
Sundry assets	473.8	476.8
Total Other Assets	6,143.6	5,919.3
Total Assets	$17,277.0	$16,988.1
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,131.6	$9,122.0
Unearned premiums	1,800.6	1,627.7
Other policyholders' benefits and funds	200.9	205.0
Total policy liabilities and accruals	11,133.1	10,954.7
Commissions, expenses, fees, and taxes	425.6	454.6
Reinsurance balances and funds	578.1	473.8
Debt	961.7	965.0
Sundry liabilities	240.9	215.8
Commitments and contingent liabilities
Total Liabilities	13,339.5	13,064.0
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	261.3	260.9
Additional paid-in capital	686.6	681.6
Retained earnings	2,816.4	2,706.7
Accumulated other comprehensive income	187.9	292.3
Unallocated ESSOP shares (at cost)	(14.8)	(17.6)
Total Common Shareholders' Equity	3,937.4	3,924.0
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$17,277.0	$16,988.1
________

(1)
At June 30, 2015 and December 31, 2014, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 261,306,701 and 260,946,810 were issued as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Net premiums earned	$1,158.2	$1,075.4	$2,261.2	$2,132.6
Title, escrow, and other fees	115.2	97.2	206.7	172.6
Total premiums and fees	1,273.5	1,172.6	2,467.9	2,305.3
Net investment income	93.1	85.4	184.6	168.2
Other income	26.5	25.8	52.0	49.6
Total operating revenues	1,393.3	1,283.9	2,704.6	2,523.3
Realized investment gains (losses):
From sales and fair value adjustments	16.6	49.9	35.5	241.2
From impairments	—	—	—	—
Total realized investment gains (losses)	16.6	49.9	35.5	241.2
Total revenues	1,410.0	1,333.9	2,740.2	2,764.5

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	604.4	651.7	1,169.2	1,207.8
Dividends to policyholders	3.6	3.4	9.0	7.4
Underwriting, acquisition, and other expenses	639.7	573.5	1,235.5	1,141.3
Interest and other charges	10.2	5.5	20.7	11.2
Total expenses	1,258.1	1,234.2	2,434.6	2,367.8
Income before income taxes (credits)	151.8	99.6	305.6	396.6

Income Taxes (Credits):
Current	46.4	31.7	95.4	137.7
Deferred	3.3	1.8	4.6	(1.6)
Total	49.7	33.5	100.0	136.0

Net Income	$102.0	$66.1	$205.5	$260.5

Net Income Per Share:
Basic	$.39	$.26	$.79	$1.01
Diluted	$.36	$.24	$.72	$.91

Average shares outstanding: Basic	259,468,711	258,379,076	259,371,887	258,282,459
Diluted	295,987,501	295,051,774	295,852,949	294,902,279

Dividends Per Common Share:
Cash	$.1850	$.1825	$.3700	$.3650

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income As Reported	$102.0	$66.1	$205.5	$260.5

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	(190.4)	145.0	(116.6)	251.4
Amounts reclassified as realized investment
gains from sales in the statements of income	(16.6)	(49.9)	(35.5)	(241.2)
Pretax unrealized gains (losses) on securities	(207.1)	95.1	(152.2)	10.1
Deferred income taxes (credits)	(72.4)	33.2	(53.4)	3.4
Net unrealized gains (losses) on securities, net of tax	(134.6)	61.8	(98.7)	6.7
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	.1	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.2	(.4)	.5	(.9)
Net adjustment related to defined benefit
pension plans	.2	(.4)	.7	(.9)
Deferred income taxes (credits)	—	(.1)	.2	(.3)
Net adjustment related to defined benefit pension
plans, net of tax	.1	(.3)	.4	(.6)
Foreign currency translation and other adjustments	1.6	2.2	(6.1)	(1.0)
Net adjustments	(132.9)	63.7	(104.4)	5.0
Comprehensive Income (Loss)	$(30.8)	$129.9	$101.1	$265.6

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$205.5	$260.5
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(19.2)	(23.0)
Premiums and other receivables	(117.5)	(189.5)
Unpaid claims and related items	83.5	147.4
Unearned premiums and other policyholders' liabilities	56.7	95.1
Income taxes	16.9	35.1
Prepaid federal income taxes	(17.5)	(30.9)
Reinsurance balances and funds	103.0	135.7
Realized investment (gains) losses	(35.5)	(241.2)
Accounts payable, accrued expenses and other	27.8	(16.8)
Total	303.7	172.3

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	323.3	408.3
Sales	115.4	699.0
Sales of:
Equity securities	90.5	420.2
Other - net	10.1	7.3
Purchases of:
Fixed maturity securities:
Available for sale	(524.8)	(679.3)
Held to maturity	(62.6)	—
Equity securities	(103.6)	(748.8)
Other - net	(20.3)	(23.7)
Net decrease (increase) in short-term investments	(43.7)	(165.3)
Other - net	—	(2.8)
Total	(215.7)	(85.1)

Cash flows from financing activities:
Issuance of common shares	4.1	4.2
Redemption of debentures and notes	(3.3)	(3.0)
Dividends on common shares	(95.7)	(94.1)
Other - net	(1.5)	(1.3)
Total	(96.5)	(94.2)

Increase (decrease) in cash	(8.6)	(6.9)
Cash, beginning of period	136.7	153.3
Cash, end of period	$128.1	$146.3

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$20.6	$10.5
Income taxes	$83.2	$101.0

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

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. In May 2015, the FASB issued guidance requiring additional disclosures about short-duration insurance contracts. The new disclosures, which are required for annual periods beginning after December 31, 2015 and for interim periods beginning after December 31, 2016, are intended to provide additional information about insurance liabilities including the nature, amount, timing, and uncertainty of future cash flows related to those liabilities. Additionally, in May 2014, the FASB issued a comprehensive revenue recognition standard which applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. The Company is currently evaluating the guidance, which will be effective in 2018, to determine the potential impact, if any, of its adoption on its consolidated financial statements.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$102.0	$66.1	$205.5	$260.5
Numerator for basic earnings per share -
income available to common stockholders	102.0	66.1	205.5	260.5
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.6	3.6	7.3	7.3
Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversion of convertible notes	$105.7	$69.7	$212.8	$267.8

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	259,468,711	258,379,076	259,371,887	258,282,459
Effect of dilutive securities - stock based
compensation awards	930,655	1,166,953	904,422	1,121,857
Effect of dilutive securities - convertible senior notes	35,588,135	35,505,745	35,576,640	35,497,963
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	295,987,501	295,051,774	295,852,949	294,902,279
Earnings per share: Basic	$.39	$.26	$.79	$1.01
Diluted	$.36	$.24	$.72	$.91

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	5,086,500	6,367,646	6,078,250	6,367,646
Convertible senior notes	—	—	—	—
Total	5,086,500	6,367,646	6,078,250	6,367,646
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of June 30, 2015 and December 31, 2014, substantially all the Company's invested assets were classified as "available for sale."

Fixed maturity securities classified as "held to maturity" are carried at amortized cost while fixed maturity securities and other preferred and common stocks (equity securities) classified as "available for sale" are included at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from independent pricing services as applicable.

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarters and six months ended June 30, 2015 and 2014.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
June 30, 2015:
Available for sale:
U.S. & Canadian Governments	$1,238.5	$27.4	$4.0	$1,261.9
Corporate	6,957.9	246.8	35.2	7,169.5
	$8,196.4	$274.2	$39.2	$8,431.5

Held to maturity:
Tax-exempt	$62.4	$—	$1.2	$61.1

December 31, 2014:
Available for sale:
U.S. & Canadian Governments	$1,116.4	$31.8	$2.3	$1,145.9
Tax-exempt	50.0	1.5	.2	51.4
Corporate	6,960.0	289.6	29.8	7,219.9
	$8,126.5	$323.0	$32.3	$8,417.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at June 30, 2015:
Available for sale:
Due in one year or less	$817.7	$828.7
Due after one year through five years	3,347.5	3,512.3
Due after five years through ten years	3,862.4	3,913.8
Due after ten years	168.7	176.6
	$8,196.4	$8,431.5

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	45.0	44.3
Due after ten years	17.3	16.8
	$62.4	$61.1

A summary of the Company's equity securities follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
June 30, 2015	$1,767.8	$242.3	$53.9	$1,956.1
December 31, 2014	$1,726.5	$309.1	$23.9	$2,011.7

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015:

Fixed Maturity Securities:
U.S. & Canadian Governments	$255.7	$3.1	$78.7	$.8	$334.4	$4.0
Tax-exempt	61.1	1.2	—	—	61.1	1.2
Corporate	1,344.9	28.4	211.9	6.7	1,556.8	35.2
Subtotal	1,661.7	32.8	290.6	7.6	1,952.4	40.5
Equity Securities	463.3	53.9	—	—	463.3	53.9
Total	$2,125.1	$86.7	$290.6	$7.6	$2,415.8	$94.4

December 31, 2014:

Fixed Maturity Securities:
U.S. & Canadian Governments	$47.7	$—	$144.9	$2.2	$192.6	$2.3
Tax-exempt	1.6	—	6.7	.1	8.4	.2
Corporate	750.8	18.4	505.8	11.3	1,256.6	29.8
Subtotal	800.2	18.6	657.5	13.7	1,457.7	32.3
Equity Securities	384.1	23.9	—	—	384.1	23.9
Total	$1,184.3	$42.6	$657.5	$13.7	$1,841.8	$56.3

At June 30, 2015, the Company held 397 fixed maturity and 19 equity securities in an unrealized loss position, representing 24.0% (as to fixed maturities) and 20.7% (as to equity securities) of the total number of such issues it held. At December 31, 2014, the Company held 322 fixed maturity and 11 equity securities in an unrealized loss position, representing 18.8% (as to fixed maturities) and 11.7% (as to equity securities) of the total number of such issues it held. Of the securities in an unrealized loss position, 53 and 117 fixed maturity securities had been in a continuous unrealized loss position for more than 12 months as of June 30, 2015 and December 31, 2014, respectively. The unrealized losses on these securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of June 30, 2015 and December 31, 2014.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of June 30, 2015:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$540.9	$721.0	$—	$1,261.9
Corporate	—	7,159.0	10.5	7,169.5
Equity securities	1,954.2	—	1.9	1,956.1
Short-term investments	650.6	—	3.6	654.2
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$61.1	$—	$61.1

As of December 31, 2014:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$472.0	$673.8	$—	$1,145.9
Tax-exempt	—	51.4	—	51.4
Corporate	—	7,209.4	10.5	7,219.9
Equity securities	2,009.8	—	1.9	2,011.7
Short-term investments	$605.8	$—	$3.6	$609.4

There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2015.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At June 30, 2015, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Investment income from:
Fixed maturity securities	$74.0	$74.2	$147.6	$149.7
Equity securities	18.5	11.1	36.3	18.5
Short-term investments	.2	.2	.4	.4
Other sources	1.2	.8	1.9	1.3
Gross investment income	94.0	86.3	186.3	170.1
Investment expenses (a)	.8	.9	1.7	1.8
Net investment income	$93.1	$85.4	$184.6	$168.2

Realized gains (losses) on:
Fixed maturity securities:
Gains	$4.7	$8.7	$8.1	$21.2
Losses	(.1)	(.1)	(.4)	(.1)
Net	4.6	8.6	7.7	21.1
Equity securities:
Gains	13.6	39.8	29.7	219.6
Losses	(1.6)	(.3)	(1.6)	(.3)
Net	12.0	39.4	28.0	219.2
Other long-term investments, net	—	1.7	(.2)	.8
Total realized gains (losses)	16.6	49.9	35.5	241.2
Income taxes (credits)	5.8	17.4	12.4	84.4
Net realized gains (losses)	$10.8	$32.4	$23.1	$156.8

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$(134.8)	$74.5	$(56.0)	$138.1
Less: Deferred income taxes (credits)	(47.0)	26.0	(19.6)	48.2
	(87.7)	48.4	(36.3)	89.9

Equity securities & other long-term investments	(72.3)	20.6	(96.1)	(127.9)
Less: Deferred income taxes (credits)	(25.4)	7.2	(33.7)	(44.7)
	(46.9)	13.4	(62.4)	(83.1)
Net changes in unrealized investment gains (losses)	$(134.6)	$61.8	$(98.7)	$6.7
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $- and $.1 for the quarters ended June 30, 2015 and 2014, and $.1 and $.2 for the six months ended June 30, 2015 and 2014, respectively.

4. Pension Plans:

The Company has a single pension plan, the Old Republic International Salaried Employees Retirement Plan (the Old Republic Plan) covering a portion of its work force. Effective December 31, 2013, the benefit levels in the Old Republic Plan were frozen. Under the terms of the freeze, the plan remains closed to new participants and eligible employees retain all of the vested rights as of the effective date of the freeze, but additional benefits do not accrue thereafter. Plan assets are comprised principally of fixed maturity securities, common stocks and short-term investments. Cash contributions of $1.9 and $3.7 were made to the pension plan in the second quarter and first half of 2015, respectively, and additional cash contributions of $4.0 are expected to be made in the remaining portion of calendar year 2015.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
General Insurance:
Net premiums earned	$709.3	$671.8	$1,412.7	$1,328.3
Net investment income and other income	100.7	94.9	200.4	183.8
Total revenues before realized gains or losses	$810.1	$766.8	$1,613.1	$1,512.1
Income before taxes (credits) and
realized investment gains or losses (a)	$85.1	$59.7	$167.1	$141.6
Income tax expense (credits) on above	$27.4	$19.5	$53.6	$46.7

Title Insurance:
Net premiums earned	$387.4	$323.8	$724.3	$642.2
Title, escrow and other fees	115.2	97.2	206.7	172.6
Sub-total	502.7	421.0	931.0	814.9
Net investment income and other income	8.3	8.1	16.7	16.1
Total revenues before realized gains or losses	$511.1	$429.2	$947.8	$831.0
Income before taxes (credits) and
realized investment gains or losses (a)	$47.7	$26.0	$63.6	$30.8
Income tax expense (credits) on above	$16.7	$9.3	$22.3	$11.3

RFIG Run-off Business:
Net premiums earned	$56.3	$64.8	$114.4	$130.5
Net investment income and other income	6.3	6.2	12.6	14.5
Total revenues before realized gains or losses	$62.6	$71.1	$127.1	$145.1
Income before taxes (credits) and
realized investment gains or losses	$(.1)	$(34.2)	$35.0	$(14.6)
Income tax expense (credits) on above	$(.1)	$(11.9)	$12.1	$(5.1)

Consolidated Revenues:
Total revenues of above Company segments	$1,383.9	$1,267.2	$2,688.0	$2,488.3
Other sources (b)	29.5	32.0	57.9	65.5
Consolidated net realized investment gains (losses)	16.6	49.9	35.5	241.2
Consolidation elimination adjustments	(20.1)	(15.2)	(41.3)	(30.5)
Consolidated revenues	$1,410.0	$1,333.9	$2,740.2	$2,764.5

Consolidated Income Before Taxes (Credits):
Total income before income taxes (credits)
and realized investment gains or losses of
above Company segments	$132.6	$51.4	$265.8	$157.7
Other sources - net (b)	2.5	(1.7)	4.1	(2.3)
Consolidated net realized investment gains (losses)	16.6	49.9	35.5	241.2
Consolidated income before income
taxes (credits)	$151.8	$99.6	$305.6	$396.6

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$44.0	$16.9	$88.2	$53.0
Other sources - net (b)	—	(.8)	(.5)	(1.3)
Income tax expense (credits) on consolidated
net realized investment gains (losses)	5.8	17.4	12.4	84.4
Consolidated income tax expense (credits)	$49.7	$33.5	$100.0	$136.0

	June 30,	December 31,
	2015	2014
Consolidated Assets:
General Insurance	$14,602.7	$14,251.8
Title Insurance	1,242.8	1,243.0
RFIG Run-off Business	1,041.2	1,108.4
Total assets for the above company segments	16,886.9	16,603.3
Other assets (b)	814.6	833.9
Consolidation elimination adjustments	(424.4)	(449.1)
Consolidated assets	$17,277.0	$16,988.1
__________

(a)
Income before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $10.3 and $20.4 compared to $8.1 and $16.3 for the quarter and six months ended June 30, 2015 and 2014, respectively, and Title - $2.0 and $4.0 compared to $1.9 and $3.9 for the quarter and six months ended June 30, 2015 and 2014, respectively.

(b)
Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and accident insurance operation. 2015 revenues reflect the transfer of accident insurance business from a life and accident subsidiary to a general insurance affiliate resulting in an $8.5 and $18.9 reduction in premiums during the second quarter and first half of 2015, respectively.

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

A certified class action lawsuit is pending against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in a federal district court in Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by filed rate schedules. The suit also alleges violations of the federal Real Estate Settlement Procedures Act ("RESPA"). ORNTIC challenged the certification of the consumer protection class and the RESPA class based on more recent case precedents. On May 28, 2015, the consumer protection class was decertified and ORNTIC's motion for summary judgment on the RESPA claim was granted and that claim was dismissed. The individual consumer protection claim alleged against ORNTIC remains.

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

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$635.5	$550.0	$640.7
4.875% Senior Notes due 2024	400.0	414.9	400.0	418.9
ESSOP debt with an average yield of 3.68%
and 3.66%, respectively	11.7	11.7	15.0	15.0
Total debt	$961.7	$1,062.3	$965.0	$1,074.7

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

The Company's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at June 30, 2015 and is expected to be an increasingly less significant subsidiary with the payment of the DPO balances and as its run-off book extinguishes itself.

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
June 30, 2015	$961.7	$1,062.3	$—	$1,050.5	$11.7
December 31, 2014	$965.0	$1,074.7	$—	$1,059.7	$15.0

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANAYLSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2015 and 2014
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for .4% of consolidated operating revenues for the six months ended June 30, 2015 and 1.2% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

Net operating income for this year's second quarter and first half exceeded our expectations. The results were bolstered by much improved underwriting performance in the Company’s general insurance business and by continued strength of its title insurance operations. The RFIG run-off segment also posted better year-over-year results partly due to less burdensome litigation claim expense provisions than experienced in the same periods of 2014. This year’s consolidated net income was comparatively lower as the unusually high level of realized investment gains recognized in the first half of 2014 were not repeated in this year's second quarter and year-to-date periods.

The major components of consolidated results and related data are summarized in the following table.

Financial Highlights
	Quarters Ended June 30,			Six Months Ended June 30,
	2015		2014	2015		2014
Operating revenues:
General insurance	$810.1		$766.8	$1,613.1		$1,512.1
Title insurance	511.1		429.2	947.8		831.0
Corporate and other	9.4	(a)	16.7	16.5	(a)	34.9
Subtotal	1,330.6		1,212.8	2,577.5		2,378.2
RFIG run-off business	62.6		71.1	127.1		145.1
Total	$1,393.3		$1,283.9	$2,704.6		$2,523.3
Pretax operating income (loss):
General insurance	$85.1		$59.7	$167.1		$141.6
Title insurance	47.7		26.0	63.6		30.8
Corporate and other	2.5		(1.7)	4.1		(2.3)
Subtotal	135.3		83.9	234.9		170.1
RFIG run-off business	(0.1)		(34.2)	35.0		(14.6)
Total	135.1		49.7	270.0		155.4
Realized investment gains (losses):
From sales	16.6		49.9	35.5		241.2
From impairments	—		—	—		—
Net realized investment gains (losses)	16.6		49.9	35.5		241.2
Consolidated pretax income (loss)	151.8		99.6	305.6		396.6
Income taxes (credits)	49.7		33.5	100.0		136.0
Net income (loss)	$102.0		$66.1	$205.5		$260.5
Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.19		$0.14	$0.38		$0.32
Title insurance	0.11		0.06	0.14		0.07
Corporate and other	0.02		0.01	0.04		0.02
Subtotal	0.32		0.21	0.56		0.41
RFIG run-off business	—		(0.08)	0.08		(0.03)
Total	0.32		0.13	0.64		0.38
Net realized investment gains (losses)	0.04		0.11	0.08		0.53
Net income (loss)	$0.36		$0.24	$0.72		$0.91
Cash dividends paid per share	$0.1850		$0.1825	$0.3700		$0.3650
Ending book value per share				$15.16		$15.29

(a)
Reflects the transfer of accident insurance business from a life and accident subsidiary to a general insurance affiliate resulting in an $8.5 and $18.9 reduction in premiums during the second quarter and first half of 2015, respectively.

The preceding table shows both operating and net income to highlight the effects of realized investment gain or loss recognition on period-to-period earnings comparisons. Management uses net operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, believing that this measure enhances an understanding of Old Republic’s core business results. Net operating income, however, does not replace net income determined in accordance with GAAP as a measure of total profitability.

The timing of realized investment gain or loss recognition can be highly discretionary due to such factors as individual securities sales, recording of estimated losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Since 2013, asset management operations have in part been oriented toward an enhancement of income from interest and dividends. To a large extent, this strategy has led to sales of non-income producing or low-yielding securities. Proceeds from these sales have largely been reinvested in higher yielding common shares of American companies with distinguished long-term records of earnings and dividend growth.

General Insurance Results - The table below shows the major elements driving operating performance for the periods reported upon.

	General Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Net premiums earned	$709.3	$671.8	5.6%	$1,412.7	$1,328.3	6.4%
Net investment income	74.7	69.8	7.0	148.5	135.8	9.4
Benefits and claim costs	520.2	518.9	0.3	1,039.1	996.3	4.3
Pretax operating income (loss)(*)	$85.1	$59.7	42.5%	$167.1	$141.6	18.0%

Claim ratio	73.3%	77.2%	73.6%	75.0%
Expense ratio	23.6	23.0	23.5	23.2
Composite underwriting ratio	96.9%	100.2%	97.1%	98.2%
__________________
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $20.5 and $24.9 of pretax operating losses for the second quarter and first half of 2015, and $70.8 and $87.3 of pretax operating losses for the second quarter and first half of 2014, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

2015 general insurance operating earnings benefitted from more positive underwriting performance. Earned premium revenues rose for most insurance coverages with production spurred by moderately strong new and renewal business throughout this year’s first two quarters.

The gain in earned premiums was accompanied by lower expense provisions for current and prior years’ claim occurrences. Loss developments in this year’s first half were slightly deficient relative to previously established reserves. Their effect was to add approximately 0.9 and 1.0 percentage points to the claim ratio of the latest quarter and year-to-date periods, respectively. By contrast, unfavorable developments in 2014 added 2.5 and 0.7 percentage points to last year's second quarter and first half claim ratios, respectively. 2015 production and general operating expenses held steady in context of revenue trends. Year-to-date the combination of these favorable factors led to the more positive composite underwriting ratios shown in the above table.

Net investment income advanced by 7.0 and 9.4 percent in this year’s second quarter and first half, respectively. In recent quarters this revenue source has trended higher due to the combination of a rising invested asset base and enhanced yields afforded by a high quality common stock portfolio.

Title Insurance Results - Earnings in this year's second quarter and first half continued in a highly positive vein as the comparative table below shows.

	Title Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Net premiums and fees earned	$502.7	$421.0	19.4%	$931.0	$814.9	14.3%
Net investment income	7.9	7.4	6.8	15.9	14.5	9.4
Claim costs	25.1	25.4	(1.4)	48.9	49.2	(0.7)
Pretax operating income (loss)	$47.7	$26.0	83.3%	$63.6	$30.8	106.6%

Claim ratio	5.0%	6.0%	5.3%	6.0%
Expense ratio	86.7	89.0	89.2	91.4
Composite underwriting ratio	91.7%	95.0%	94.5%	97.4%

The substantial bottom line improvements in this year’s first half were attributable to better performance of this segment’s basic underwriting and related services functions. Operating results were buoyed by declining claim and operating costs in relation to increased premiums and fees revenues. Stronger housing and commercial property transactions together with continued market share strength led to the significant percentage growth of the revenue stream. Net investment income gained on the strength of greater yields on a slightly larger bond and stock investment portfolio.

RFIG Run-off Business Results - The following table shows RFIG's comparative results for its mortgage guaranty ("MI") and consumer credit indemnity ("CCI") run-off coverages.

	RFIG Run-off Business
	Quarters Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
A. MI:
Net premiums earned	$50.1	$57.0	(12.1)%	$102.7	$115.8	(11.3)%
Net investment income	6.0	6.0	(0.1)	12.2	14.2	(14.2)
Claim costs	30.5	20.3	50.1	44.1	43.2	1.9
Pretax operating income (loss)	$20.8	$37.1	(43.9)%	$60.9	$74.0	(17.7)%

Claim ratio	60.9%	35.7%	42.9%	37.4%
Expense ratio	9.6	9.8	9.7	11.0
Composite underwriting ratio	70.5%	45.5%	52.6%	48.4%

B. CCI(*):
Net premiums earned	$6.2	$7.8	(21.2)%	$11.6	$14.7	(20.6)%
Net investment income	0.2	0.1	55.6	0.4	0.2	50.4
Benefits and claim costs	26.8	78.8	(65.9)	36.8	102.3	(64.0)
Pretax operating income (loss)	$(21.0)	$(71.4)	70.5%	$(25.8)	$(88.7)	70.9%

Claim ratio	N/M	N/M	N/M	N/M
Expense ratio	9.4%	7.7%	9.3%	9.1%
Composite underwriting ratio	N/M	N/M	N/M	N/M

C. Total MI and CCI business run-off:
Net premiums earned	$56.3	$64.8	(13.2)%	$114.4	$130.5	(12.3)%
Net investment income	6.3	6.2	1.1	12.6	14.5	(13.0)
Benefits and claim costs	57.4	99.2	(42.1)	80.9	145.6	(44.4)%
Pretax operating income (loss)	$(0.1)	$(34.2)	99.4%	$35.0	$(14.6)	N/M

Claim ratio	101.9%	152.9%	70.8%	111.6%
Expense ratio	9.6	9.5	9.7	10.8
Composite underwriting ratio	111.5%	162.4%	80.5%	122.4%
__________________
(*) In connection with the run-off MI and CCI combination, $20.5 and $24.9 of pretax operating losses for the second quarter and first half of 2015, and $70.8 and $87.3 of pretax operating losses for the second quarter and first half of 2014, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.
N/M = Not meaningful

Consistent with a run-off operating mode, the MI and CCI lines have been posting continuing declines in earned premiums for the past several years. Second quarter 2015 MI operating results were constrained by greater provisions for disputed claims in litigation, but nonetheless extended the positive outcomes achieved since 2013’s second quarter. The continued declines in reported delinquencies and the higher rates at which previously reported defaults are cured or otherwise resolved without payment, dampened normally occurring claim provisions in the latest quarter. Since year end 2012, these factors have led to favorable development of previously established claim reserves. Setting aside the aforementioned litigation expense provisions, these positive outcomes contributed to a lowering of MI claim ratios by 80.6 and 87.0 percentage points in the second quarters of 2015 and 2014, respectively. For the first half, these ratios were reduced by 80.6 and 105.8 percentage points, respectively.

The CCI run-off portion of RFIG’s operations was also negatively impacted by litigation claim expense provisions in this year’s second quarter. The additional provision was largely responsible for the much greater CCI loss posted to this year’s second quarter compared to the results of the preceding three months of 2015. This year’s second quarter loss, however, was much less extensive than that registered in the same period of 2014 when a litigated claim was settled for a greater amount than originally anticipated.

Corporate and Other Operations - The combination of a small life and accident insurance business and the net costs associated with operations of the parent holding company and its internal services subsidiaries usually produce highly variable results. Earnings variations posted by these relatively minor elements of Old Republic's business stem from volatility inherent to the small scale of life and accident insurance operations, and net interest costs pertaining to external and intra-system financing arrangements. For this year’s second quarter and first half, the much lower life & accident premium volume reflects the transfer of accident insurance premiums from a life and accident subsidiary to a general insurance group affiliate; the effect on pretax operating income (loss) was negligible. The interplay of these various operating elements is summarized in the following table:

	Corporate and Other Operations
	Quarters Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Life & accident premiums earned	$5.0	$14.8	(65.9)%	$9.7	$31.5	(69.3)%
Net investment income	4.1	1.9	117.4	7.5	3.2	128.3
Other income	0.1	—	N/M	(0.6)	—	N/M
Benefits and claim costs	5.3	11.5	(54.0)	9.2	23.9	(61.5)
Insurance expenses	1.1	6.4	(82.9)	3.3	14.1	(76.6)
Corporate, interest, and other expenses-net	0.4	0.5	(15.6)	(0.1)	(0.7)	84.8%
Pretax operating income (loss)	$2.5	$(1.7)	242.5%	$4.1	$(2.3)	N/M

Consolidated Results - The combination of all of the above changes and events in Old Republic's business segments contributed to the following consolidated results:

	ORI Consolidated
	Quarters Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Net premiums and fees earned	$1,273.5	$1,172.6	8.6%	$2,467.9	$2,305.3	7.1%
Net investment income	93.1	85.4	9.1	184.6	168.2	9.7
Other income	26.5	25.8	2.7	52.0	49.6	4.8
Operating revenues	1,393.3	1,283.9	8.5	2,704.6	2,523.3	7.2
Benefits and claims	608.1	655.1	(7.2)	1,178.3	1,215.2	(3.0)
Sales and general expenses	639.7	573.5	11.6	1,235.5	1,141.3	8.2
Interest and other costs	10.2	5.5	84.6	20.7	11.2	84.3
Total operating expenses	1,258.1	1,234.2	1.9	2,434.6	2,367.8	2.8
Pretax operating income (loss)	135.1	49.7	171.9	270.0	155.4	73.8
Income taxes (credits)	43.9	16.0	173.3	87.6	51.6	69.6
Net operating income (loss)	91.2	33.6	171.3	182.4	103.7	75.8
Realized investment gains (losses)	16.6	49.9	(66.6)	35.5	241.2	(85.3)
Income taxes (credits) on realized
investment gains (losses)	5.8	17.4		12.4	84.4
Net realized investment gains (losses)	10.8	32.4	(66.6)	23.1	156.8	(85.3)
Net income (loss)	$102.0	$66.1	54.4%	$205.5	$260.5	(21.1)%

Consolidated operating cash flow	$112.9	$36.8	206.8%	$303.7	$172.3	76.2%

Claim ratio	47.8%	55.9%	47.7%	52.7%
Expense ratio	47.9	46.2	47.7	46.9
Composite underwriting ratio	95.7%	102.1%	95.4%	99.6%

Consolidated operating cash flow for this year's first half increased by 76.2% to $303.7 versus $172.3 in the first six months of 2014. Excluding the RFIG Run-off negative operating cash flows, these amounts would be up by nearly 79% to $387.7 from $216.8, respectively.

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic’s consolidated cash and invested asset balances as well as the shareholders’ equity account at the dates shown.

		Cash, Invested Assets, and Shareholders' Equity
					% Change
		June 30,	Dec. 31,	June 30,	June '15/	June '15/
		2015	2014	2014	Dec. '14	June '14
	Cash, invested assets, and accrued
investment income:	Fair value basis (1)	$11,348.8	$11,291.6	$11,399.5	0.5%	(0.4)%
	Original cost basis	$10,927.3	$10,717.9	$10,784.3	2.0%	1.3%

Shareholders' equity:	Total	$3,937.4	$3,924.0	$3,953.1	0.3%	(0.4)%
	Per common share	$15.16	$15.15	$15.29	0.1%	(0.9)%

	Composition of shareholders' equity per share:
	Equity before items below	$14.44	$14.02	$13.81	3.0%	4.6%
	Unrealized investment gains (losses) and other
	accumulated comprehensive income (loss)	0.72	1.13	1.48
	Total	$15.16	$15.15	$15.29	0.1%	(0.9)%

	Segmented composition of
	shareholders' equity per share:
	Excluding run-off segment	$14.22	$14.35	$14.60	(0.9)%	(2.6)%
	RFIG run-off segment	0.94	0.80	0.69
	Total	$15.16	$15.15	$15.29	0.1%	(0.9)%
__________________
(1) The June 30, 2015 amount includes $61.1 (fair value) fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost of $62.4.

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

As of June 30, 2015, the consolidated investment portfolio reflected a current allocation of approximately 82 percent to fixed-maturity and short-term investments, and 18 percent to equities. Exposure to high quality dividend-paying equity securities has been emphasized since 2013. Asset quality of the fixed maturity portfolio has remained at high levels.

Changes in shareholders’ equity per share are reflected in the following table. As indicated, the changes resulted mostly from each year’s net income or loss, increased dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2015	2015	2014
Beginning balance	$15.48	$15.15	$14.64
Changes in shareholders' equity:
Net operating income (loss)	0.35	0.70	0.40
Net realized investment gains (losses):
From sales	0.04	0.09	0.61
From impairments	—	—	—
Subtotal	0.04	0.09	0.61
Net unrealized investment gains (losses)	(0.52)	(0.38)	0.03
Total realized and unrealized investment gains (losses)	(0.48)	(0.29)	0.64
Cash dividends	(0.18)	(0.37)	(0.37)
Stock issuance, foreign exchange, and other transactions	(0.01)	(0.03)	(0.02)
Net change	(0.32)	0.01	0.65
Ending balance	$15.16	$15.16	$15.29

Capitalization - In last year’s third quarter the Company raised $400 through a public offering of 10-year notes. Since then no substantial changes other than those noted immediately above have occurred in Old Republic’s consolidated debt and equity capitalizations.

	Capitalization
	June 30,	December 31,	June 30,
	2015	2014	2014
Debt:
3.75% Convertible Senior Notes due 2018	$550.0	$550.0	$550.0
4.875% Senior Notes due 2024	400.0	400.0	—
ESSOP debt with an average yield of approximately 3.7%	11.7	15.0	15.0
Other miscellaneous debt	—	—	1.1
Total debt	961.7	965.0	566.2
Common shareholders' equity	3,937.4	3,924.0	3,953.1
Total capitalization	$4,899.2	$4,889.1	$4,519.3

Capitalization ratios:
Debt	19.6%	19.7%	12.5%
Common shareholders' equity	80.4	80.3	87.5
Total	100.0%	100.0%	100.0%

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

FINANCIAL POSITION

The Company's financial position at June 30, 2015 reflected increases in assets, liabilities, and common shareholders' equity of 1.7%, 2.1%, and .3%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 65.7% and 66.5% of consolidated assets as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, the cash, accrued investment income, and invested asset base rose by .5% to $11,348.8.

Investments - During the first six months of 2015 and 2014, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization common shares. At both June 30, 2015 and 2014, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At June 30, 2015, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2015. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The fair value of the Company's long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed maturity investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed maturity investment portfolio. All such changes in fair value of available for sale securities are reflected, net of deferred income taxes, directly in the shareholders' equity account, and as a separate component of the statement of comprehensive income. Fixed maturity securities classified as held to maturity are carried at amortized cost, and therefore, fluctuations in unrealized gains and losses do not impact shareholders' equity. Given the Company's inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed maturity securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

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

The following tables show certain information relating to the Company's available for sale and held to maturity fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	June 30,	December 31,
	2015	2014
Aaa	15.4%	13.4%
Aa	8.5	9.6
A	34.6	36.5
Baa	35.8	35.3
Total investment grade	94.3	94.8
All other (b)	5.7	5.2
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

June 30, 2015	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$94.2		$6.2
Basic Industry	59.1		2.6
Industrial	78.0		2.1
Technoloy	19.2		.6
Other (includes 4 industry groups)	48.7		.9
Total	$299.4	(c)	$12.6
__________

(c)	Represents 3.6% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

June 30, 2015	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$203.3		$4.8
Utilities	245.5		4.1
U.S. Government & Agencies	330.7		3.9
Natural Gas	107.3		2.4
Other (includes 16 industry groups)	806.5		12.3
Total	$1,693.5	(d)	$27.8
__________

(d)	Represents 20.5% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

June 30, 2015	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$301.1		$40.3
Health Care	55.4		4.3
Utilities	36.1		2.9
Consumer Non Durable	35.1		2.0
Other (includes 4 industry groups)	89.4		4.2
Total	$517.3	(e)	$53.9	(f)
__________

(e)	Represents 29.3% of the total equity securities portfolio.

(f)	Represents 3.1% of the cost of the total equity securities portfolio, while gross unrealized gains represent 13.7% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
June 30, 2015	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$38.1	$6.2	$—	$—
Due after one year through five years	405.9	25.9	2.7	.3
Due after five years through ten years	1,489.6	259.9	34.4	11.4
Due after ten years	59.1	7.2	3.3	.9
Total	$1,992.9	$299.4	$40.5	$12.6

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
June 30, 2015	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:

Fixed Maturity Securities:
One to six months	$23.3	$.8	$—	$24.1
Seven to twelve months	6.8	1.8	—	8.6
More than twelve months	7.3	.3	—	7.6
Total	$37.5	$2.9	$—	$40.5
Equity Securities:
One to six months	$28.4	$—	$—	$28.4
Seven to twelve months	11.4	14.0	—	25.5
More than twelve months	—	—	—	—
Total	$39.8	$14.0	$—	$53.9

Number of Issues in Loss Position:

Fixed Maturity Securities:
One to six months	309	1	—	310
Seven to twelve months	33	1	—	34
More than twelve months	52	1	—	53
Total	394	3	—	397	(g)
Equity Securities:
One to six months	17	—	—	17
Seven to twelve months	1	1	—	2
More than twelve months	—	—	—	—
Total	18	1	—	19	(g)
__________

(g)	At June 30, 2015 the number of issues in an unrealized loss position represent 24.0% as to fixed maturities, and 20.7% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost net of other-than-temporary impairment adjustments. The percentage reduction from such cost reflects the decline as of a specific point in time (June 30, 2015 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	June 30,	December 31,
	2015	2014
Maturity Ranges:
Due in one year or less	9.9%	7.8%
Due after one year through five years	40.5	43.6
Due after five years through ten years	47.3	46.4
Due after ten years through fifteen years	1.8	1.7
Due after fifteen years	.5	.5
Total	100.0%	100.0%

Average Maturity in Years	4.9	5.0
Duration (h)	4.3	4.3
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.3 as of June 30, 2015 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.3%.

Composition of Unrealized Gains (Losses)

	June 30,	December 31,
	2015	2014
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$8,196.4	$8,126.5
Estimated fair value	8,431.5	8,417.2
Gross unrealized gains	274.2	323.0
Gross unrealized losses	(39.2)	(32.3)
Net unrealized gains (losses)	$235.0	$290.7

Equity Securities:
Original cost	$1,767.8	$1,726.5
Estimated fair value	1,956.1	2,011.7
Gross unrealized gains	242.3	309.1
Gross unrealized losses	(53.9)	(23.9)
Net unrealized gains (losses)	$188.3	$285.2

Other Assets - Among other major assets, substantially all of the Company's receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated amounts unrecoverable. Deferred policy acquisition costs are estimated by taking into account the direct costs relating to the successful acquisition of new or renewal insurance contracts and evaluating their recoverability on the basis of recent and expected trends in claims costs. Deferred policy acquisition cost balances have not fluctuated substantially from period-to-period, and do not represent significant percentages of assets or shareholders' equity.

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $461.9 in dividends from its subsidiaries in 2015 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At June 30, 2015, the Company's consolidated debt to equity ratio was 24.4%.

The Company's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As of June 30, 2015, RMIC was statutorily solvent.

See the Company's 2014 Annual Report on Form 10-K, Item 1 - Business for a discussion of regulatory matters affecting RMIC. Management believes these current events have precluded the aforementioned potential for an event of default from occurring in the foreseeable future.

Capitalization - Old Republic's total capitalization of $4,899.2 at June 30, 2015 consisted of debt of $961.7 and common shareholders' equity of $3,937.4. Changes in the common shareholders' equity account reflect primarily operating results for the period then ended, changes in the fair value of invested assets, and dividend payments.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 29% of 2015 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 71% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2012	$2,324.4	$1,677.4	$410.5	$58.6	$4,471.0	10.4%
2013	2,513.7	1,996.1	316.5	59.3	4,885.6	9.3
2014	2,735.6	1,759.2	255.4	60.7	4,811.1	(1.5)
Six Months Ended June 30:
2014	1,328.3	814.9	130.5	31.5	2,305.3	(3.5)
2015	1,412.7	931.0	114.4	9.7	2,467.9	7.1
Quarters Ended June 30:
2014	671.8	421.0	64.8	14.8	1,172.6	(4.1)
2015	$709.3	$502.7	$56.3	$5.0	$1,273.5	8.6%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2012	39.7%	33.0%	4.2%	7.6%	6.2%	9.3%
2013	39.6	32.8	3.8	7.7	6.3	9.8
2014	40.6	31.9	3.9	7.5	6.2	9.9
Six Months Ended June 30:
2014	40.5	32.0	3.9	7.5	6.3	9.8
2015	39.5	31.8	3.9	7.4	6.0	11.4
Quarters Ended June 30:
2014	40.0	32.1	3.8	7.5	5.9	10.7
2015	38.2%	32.1%	3.9%	7.4%	5.9%	12.5%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2012	32.3%	67.7%
2013	27.9	72.1
2014	27.1	72.9
Six Months Ended June 30:
2014	27.3	72.7
2015	28.8	71.2
Quarters Ended June 30:
2014	29.8	70.2
2015	29.7%	70.3%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2012	$387.3	$368.0	80.7%	85.3%
2013	296.6	286.7	79.1	81.9
2014	234.6	227.6	82.2	66.9
Six Months Ended June 30:
2014	119.4	115.8	80.7	78.5
2015	105.3	102.7	81.2%	62.8%
Quarters Ended June 30:
2014	58.8	57.0
2015	$51.4	$50.1

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.1% of total net risk in force as of June 30, 2015, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2012	$11,911.1	$850.7	$89.8	$12,851.6
2013	9,579.6	704.8	48.5	10,333.0
2014	7,984.8	549.6	31.8	8,566.2
As of June 30:
2014	8,772.0	640.0	39.3	9,451.4
2015	$7,174.0	$471.7	$28.0	$7,673.8

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2012	6.4%	27.5%	65.0%	1.1%
2013	6.6	28.1	64.3	1.0
2014	6.6	28.5	64.0	.9
As of June 30:
2014	6.6	28.3	64.3	.8
2015	6.7%	28.9%	63.6%	.8%

Bulk(a):
As of December 31:
2012	24.0%	32.5%	43.3%	.2%
2013	23.5	33.0	43.3	.2
2014	26.1	33.1	40.7	.1
As of June 30:
2014	23.9	33.2	42.7	.2
2015	27.6%	32.3%	40.0%	.1%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2012	4.6%	35.2%	32.9%	27.3%
2013	4.2	34.5	32.2	29.1
2014	3.9	34.2	31.5	30.4
As of June 30:
2014	4.0	34.4	31.8	29.8
2015	3.8%	33.9%	31.2%	31.1%

Bulk(a):
As of December 31:
2012	56.7%	23.3%	10.0%	10.0%
2013	56.9	23.4	10.2	9.5
2014	52.5	25.8	11.1	10.6
As of June 30:
2014	56.4	23.7	10.2	9.7
2015	49.3%	27.5%	11.7%	11.5%
__________

(a)	Bulk pool risk in-force, which represented 18.9% of total bulk risk in-force at June 30, 2015, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2012	8.6%	7.7%	5.3%	5.1%	5.0%	4.8%	4.3%	3.5%	3.1%	2.7%
2013	8.3	7.5	5.5	5.2	4.9	4.8	4.4	3.8	3.2	2.9
2014	7.8	7.3	5.7	5.3	4.9	4.8	4.3	4.0	3.4	3.0
As of June 30:
2014	8.0	7.3	5.6	5.2	4.9	4.8	4.3	3.9	3.3	2.9
2015	7.4%	7.3%	5.8%	5.4%	4.9%	4.8%	4.3%	4.2%	3.4%	3.3%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2012	5.3%	9.9%	4.3%	4.0%	13.9%	3.0%	3.3%	3.7%	4.0%	7.1%
2013	5.4	9.3	4.4	3.9	14.1	2.8	3.4	4.0	3.8	7.9
2014	5.3	9.3	4.6	4.0	13.0	2.7	3.5	4.4	4.0	7.6
As of June 30:
2014	5.3	9.3	4.5	3.9	13.9	2.9	3.4	4.2	3.9	7.7
2015	5.2%	9.0%	4.7%	4.0%	13.0%	2.7%	3.6%	4.4%	4.2%	7.2%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2012	92.8%	7.2%
2013	92.7	7.3
2014	92.7	7.3
As of June 30:
2014	92.7	7.3
2015	92.6%	7.4%

Bulk (a):
As of December 31:
2012	58.2%	41.8%
2013	57.6	42.4
2014	62.3	37.7
As of June 30:
2014	58.0	42.0
2015	66.1%	33.9%
__________

(a)	Bulk pool risk in-force, which represented 18.9% of total bulk risk in-force at June 30, 2015, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2012	97.1%	2.9%
2013	97.2	2.8
2014	97.2	2.8
As of June 30:
2014	97.2	2.8
2015	97.2%	2.8%

Bulk (a):
As of December 31:
2012	72.6%	27.4%
2013	74.3	25.7
2014	72.4	27.6
As of June 30:
2014	74.1	25.9
2015	72.1%	27.9%
__________

(a)	Bulk pool risk in-force, which represented 18.9% of total bulk risk in-force at June 30, 2015, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2012	$42.4	$1,141.6
2013	29.8	989.4
2014	27.7	858.5
Six Months Ended June 30:
2014	14.7	950.4
2015	11.6	$818.4
Quarters Ended June 30:
2014	7.8
2015	$6.2

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2013	$7,280.1	$876.5	$1,681.3	$422.5	$10,260.6	$607.8	$10,868.5
2014	7,962.3	915.0	923.2	691.7	10,492.3	576.4	11,068.8
As of June 30:
2014	7,523.5	839.3	1,721.4	464.3	10,548.7	618.2	11,166.9
2015	$8,231.6	$949.3	$845.1	$683.4	$10,709.6	$423.7	$11,133.4
__________

(a) The June 30, 2015 amount includes $61.1 (fair value) fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost of $62.4.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2012	$264.9	$27.3	$36.3	$7.9	$336.5	3.40%	3.19%
2013	249.6	26.6	36.8	5.6	318.7	3.17	2.97
2014	278.8	29.9	27.5	9.2	345.5	3.33	3.15
Six Months Ended
June 30:
2014	135.8	14.5	14.5	3.2	168.2	3.23	3.05
2015	148.5	15.9	12.6	7.5	184.6	3.48	3.33
Quarters Ended
June 30:
2014	69.8	7.4	6.2	1.9	85.4	3.24	3.07
2015	$74.7	$7.9	$6.3	$4.1	$93.1	3.49%	3.33%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first six months of 2015 and 2014, 73.7% and 36.9%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities and Fair Value Adjustments			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2012	$32.7	$15.3	$48.1	$—	$(.2)	$(.2)	$47.8
2013	1.7	146.3	148.1	—	—	—	148.1
2014	27.0	245.2	272.0	—	—	—	272.3
Six Months Ended
June 30:
2014	21.1	220.1	241.2	—	—	—	241.2
2015	7.7	27.8	35.5	—	—	—	35.5
Quarters Ended
June 30:
2014	8.6	41.2	49.9	—	—	—	49.9
2015	$4.6	$12.0	$16.6	$—	$—	$—	$16.6

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of June 30, 2015 and December 31, 2014:

	Claim and Loss Adjustment Expense Reserves
	June 30, 2015		December 31, 2014
	Gross	Net	Gross	Net

Workers' compensation	$4,338.7	$2,619.5	$4,212.3	$2,518.0
General liability	1,423.2	690.8	1,493.9	678.6
Commercial automobile (mostly trucking)	1,311.0	1,054.8	1,277.9	1,015.6
Other coverages	490.8	349.9	497.5	347.2
Unallocated loss adjustment expense reserves	240.8	169.6	232.2	162.4
Total general insurance reserves	7,804.7	4,884.8	7,714.0	4,722.0
Title	528.3	528.3	505.4	505.4
RFIG Run-off	774.6	772.3	880.1	870.2
Life and accident	23.9	13.8	22.3	17.5
Total claim and loss adjustment expense reserves	$9,131.6	$6,199.4	$9,122.0	$6,115.3
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$123.7	$99.7	$128.8	$106.2
% of total general insurance reserves	1.6%	2.0%	1.7%	2.3%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Six Months Ended June 30,
	2015	2014
Net reserve increase (decrease):
General Insurance	$162.7	$148.3
Title Insurance	22.8	22.2
RFIG Run-off	(97.8)	(25.9)
Other	(3.7)	2.6
Total	$84.1	$147.3

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	June 30,	December 31,
	2015	2014
General Insurance	$2,386.5	$2,266.2
Title Insurance	455.8	432.2
RFIG Run-off	136.1	138.7
Other	5.8	5.7
Total	$2,984.3	$2,843.0

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

	June 30,	June 30,	December 31,	December 31,
	2015	2014	2014	2013
Estimated reduction in beginning reserve	$79.3	$115.2	$115.2	$174.9
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	11.7	36.1	47.1	80.5
Prior year	(8.1)	3.8	10.4	71.9
Sub-total	3.6	40.0	57.6	152.5
Estimated rescission reduction in settled claims	(22.7)	(61.3)	(93.5)	(212.2)
Estimated reduction in ending reserve	$60.2	$93.9	$79.3	$115.2

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2012	73.0%	7.2%	221.8%	61.9%
2013	73.6	6.7	68.8	45.8
2014	77.9	5.2	97.2	52.3
Six Months Ended June 30:
2014	75.0	6.0	111.6	52.7
2015	73.6	5.3	70.8	47.7
Quarters Ended June 30:
2014	77.2	6.0	152.9	55.9
2015	73.3%	5.0%	101.9%	47.8%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2012	73.0%	75.3%	78.6%	29.6%	71.6%	63.8%	65.6%
2013	73.6	76.1	79.6	21.4	59.6	78.5	67.8
2014	77.9	74.0	89.2	25.6	65.7	88.2	67.8
Six Months Ended
June 30:
2014	75.0	75.0	82.9	35.1	63.6	81.0	64.6
2015	73.6	77.5	81.0	40.3	54.0	67.1	61.3
Quarters Ended
June 30:
2014	77.2	74.9	84.8	34.6	67.5	87.6	63.0
2015	73.3%	74.2%	83.4%	35.7%	53.4%	61.3%	62.4%

The overall general insurance claims ratio for the past three years remained at relatively high levels as workers' compensation and general liability loss costs continued to reflect greater-than-expected severity. For the year-to-date period of 2015, commercial automobile insurance experienced greater frequency and severity of claims while workers' compensation and general liability insurance loss costs subsided somewhat from last year's higher levels. Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with changes in loss severity and frequency.

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

Unfavorable A&E claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 4.6 years (gross) and 6.3 years (net of reinsurance) as of June 30, 2015 and 4.5 years (gross) and 6.1 years (net of reinsurance) as of December 31, 2014. The 2014 survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2014.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Claim ratios in the most recent periods have trended down as the economic downturn and stresses in the housing and related mortgage lending industries, that began in mid-year 2007, continue to subside.

The second quarter 2015 RFIG Run-off mortgage guaranty claim costs reflect greater provisions for disputed claims in litigation while continued declines in reported delinquencies and higher rates at which previously reported defaults are cured or otherwise resolved without payment, dampened normally occurring claim provisions. The improved cure rates are a reflection of gradually improving trends in home prices, foreclosures, and real estate activity in general. 2012's reserve provisions were impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and high unemployment. Trends in expected and actual claim frequency and severity have been affected to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, increases in housing supply relative to demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

The RFIG Run-off CCI business loss costs were also negatively impacted by litigation claim expense provisions in this year's second quarter. This year's second quarter provision, however, was much less extensive than that registered in the same period of 2014 when a litigated claim was settled for a greater amount than originally anticipated.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2012	$46,376	$53,221	14.70%	21.57%	$262.3
2013	44,678	46,395	13.09	18.73	212.2
2014	45,607	44,465	10.93	23.01	93.5
Six Months Ended June 30:
2014	45,110	45,832	11.39	18.44	61.3
2015	44,733	47,976	10.05%	22.59%	22.7
Quarters Ended June 30:
2014	44,846	47,252			31.8
2015	$45,483	$45,539			$10.1
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2012	7.9%	31.6%	13.7%	20.8%	14.1%	11.2%	13.9%	20.8%	26.6%	10.8%
2013	8.0	25.9	11.2	16.6	9.6	10.3	14.1	19.8	26.3	9.2
2014	7.1	17.6	8.8	12.9	7.3	8.7	12.8	15.6	25.6	8.2
As of June 30:
2014	7.0	21.6	9.3	14.1	8.3	8.7	12.7	16.1	25.2	8.0
2015	6.4%	15.0%	8.0%	11.3%	6.5%	7.9%	12.1%	13.4%	25.2%	7.8%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2012	13.7%	34.2%	17.9%	27.2%	17.6%	15.3%	21.4%	19.5%	32.5%	25.5%
2013	12.6	28.8	14.2	21.4	13.2	12.9	19.9	16.8	31.1	23.8
2014	15.9	30.0	16.5	25.0	18.1	13.3	25.8	16.0	46.5	43.4
As of June 30:
2014	11.7	26.9	13.1	20.4	13.9	11.3	20.2	15.5	33.4	27.7
2015	16.8%	28.7%	14.4%	23.4%	17.7%	14.2%	27.0%	14.7%	53.2%	51.9%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	OH	NJ	NY
As of December 31:
2012	8.4%	31.3%	13.8%	21.3%	15.2%	11.1%	14.5%	16.0%	27.4%	23.0%
2013	8.4	26.4	11.5	17.0	10.7	10.8	14.6	14.6	27.1	22.8
2014	7.7	19.5	9.4	13.8	9.9	9.4	13.7	11.9	28.0	26.8
As of June 30:
2014	7.4	22.6	9.7	14.6	10.0	9.3	13.3	12.7	26.4	23.9
2015	7.0%	16.9%	8.4%	12.0%	8.9%	8.5%	13.0%	11.3%	27.8%	27.4%
__________

(b)	As determined by risk in force as of June 30, 2015, these 10 states represent approximately 50.7%, 58.0%, and 50.9%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2012	$73.8	173.9%	$112.8	265.7%	3.9%	$98.1
2013	48.5	162.9	44.5	149.4	2.6	54.4
2014	95.7	344.9	137.2	494.4%	2.1	25.2
Six Months Ended
June 30:
2014	18.0	122.7	102.3	N/M	2.1	16.0
2015	25.6	219.6	36.8	N/M	1.9%	11.6
Quarters Ended
June 30:
2014	10.0	127.6	78.8	N/M		7.4
2015	$6.9	111.6%	$26.8	N/M		$5.0
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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2012	25.7%	89.6%	10.4%	48.5%
2013	23.7	88.0	8.1	49.2
2014	22.9	90.4	9.5	47.1
Six Months Ended June 30:
2014	23.2	91.4	10.8	46.9
2015	23.5	89.2	9.7	47.7
Quarters Ended June 30:
2014	23.0	89.0	9.5	46.2
2015	23.6%	86.7%	9.6%	47.9%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The general insurance expense ratio for 2012 was impacted by a charge related to previously deferred acquisition costs stemming from new accounting guidance issued by the FASB. The title insurance expense ratio for the current quarter is reflective of a decline in operating costs relative to premiums and fees. RFIG Run-off operating expense ratios reflect ongoing cost control geared to a run-off operation. The change in the posted expense ratios for the year-to-date periods reflect charges taken relative to the attempted recapitalization efforts which were terminated in early 2014.

Expenses: Total

The composite underwriting ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2012	98.7%	96.8%	232.2%	110.4%
2013	97.3	94.7	76.9	95.0
2014	100.8	95.6	106.7	99.4
Six Months Ended June 30:
2014	98.2	97.4	122.4	99.6
2015	97.1	94.5	80.5	95.4
Quarters Ended June 30:
2014	100.2	95.0	162.4	102.1
2015	96.9%	91.7%	111.5%	95.7%

Expenses: Income Taxes

The effective consolidated income tax rates were 32.8% and 32.7% in the second quarter and first six months of 2015, compared to 33.7% and 34.3% in the second quarter and first six months of 2014, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

Old Republic's market risk exposures at June 30, 2015, have not materially changed from those identified in the Company's 2014 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	July 31, 2015

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