Form 10-Q
period 2015-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2015-10-30
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: September 30, 2015 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding September 30, 2015
Common Stock / $1 par value	261,446,604

There are 47 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2015

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

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	September 30,	December 31,
	2015	2014
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,141.0 and $8,126.5)	$8,333.1	$8,417.2
Equity securities (at fair value) (cost: $1,934.6 and $1,726.5)	1,976.2	2,011.7
Short-term investments (at fair value which approximates cost)	600.7	609.4
Miscellaneous investments	26.4	24.7
Total	10,936.5	11,063.2
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $197.1 and $-)	195.6	—
Other investments	3.6	5.5
Total investments	11,135.9	11,068.8
Other Assets:
Cash	160.1	136.7
Securities and indebtedness of related parties	19.5	17.7
Accrued investment income	92.6	86.1
Accounts and notes receivable	1,433.4	1,287.6
Federal income tax recoverable: Current	—	29.2
Deferred	159.0	37.0
Prepaid federal income taxes	63.3	45.7
Reinsurance balances and funds held	131.1	148.7
Reinsurance recoverable: Paid losses	67.3	66.9
Policy and claim reserves	3,319.7	3,355.6
Deferred policy acquisition costs	269.5	230.8
Sundry assets	476.0	476.8
Total Other Assets	6,191.9	5,919.3
Total Assets	$17,327.8	$16,988.1
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,159.2	$9,122.0
Unearned premiums	1,887.2	1,627.7
Other policyholders' benefits and funds	198.0	205.0
Total policy liabilities and accruals	11,244.5	10,954.7
Commissions, expenses, fees, and taxes	447.9	454.6
Reinsurance balances and funds	569.6	473.8
Federal income tax payable: Current	7.2	—
Debt	961.7	965.0
Sundry liabilities	242.8	215.8
Commitments and contingent liabilities
Total Liabilities	13,473.9	13,064.0
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	261.4	260.9
Additional paid-in capital	689.5	681.6
Retained earnings	2,894.4	2,706.7
Accumulated other comprehensive income	55.8	292.3
Unallocated ESSOP shares (at cost)	(47.4)	(17.6)
Total Common Shareholders' Equity	3,853.8	3,924.0
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$17,327.8	$16,988.1
________

(1)
At September 30, 2015 and December 31, 2014, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 261,446,604 and 260,946,810 were issued as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Net premiums earned	$1,259.4	$1,159.0	$3,520.7	$3,291.7
Title, escrow, and other fees	112.7	97.5	319.4	270.2
Total premiums and fees	1,372.1	1,256.6	3,840.1	3,561.9
Net investment income	104.2	86.1	288.9	254.3
Other income	27.8	26.7	79.8	76.4
Total operating revenues	1,504.2	1,369.4	4,208.9	3,892.7
Realized investment gains (losses):
From sales	41.4	21.5	77.0	262.8
From impairments	—	—	—	—
Total realized investment gains (losses)	41.4	21.5	77.0	262.8
Total revenues	1,545.7	1,391.0	4,285.9	4,155.6

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	653.4	643.0	1,822.6	1,850.9
Dividends to policyholders	3.3	3.4	12.3	10.8
Underwriting, acquisition, and other expenses	693.9	617.9	1,929.5	1,759.3
Interest and other charges	10.2	5.1	31.0	16.4
Total expenses	1,360.9	1,269.6	3,795.5	3,637.5
Income before income taxes (credits)	184.7	121.4	490.3	518.0

Income Taxes (Credits):
Current	68.6	6.6	164.1	144.3
Deferred	(9.8)	28.8	(5.2)	27.2
Total	58.8	35.5	158.8	171.6

Net Income	$125.9	$85.8	$331.4	$346.4

Net Income Per Share:
Basic	$.48	$.33	$1.28	$1.34
Diluted	$.44	$.30	$1.16	$1.21

Average shares outstanding: Basic	259,266,696	258,607,162	259,411,347	258,423,448
Diluted	295,868,117	295,049,613	295,930,527	294,989,032

Dividends Per Common Share:
Cash	$.1850	$.1825	$.5550	$.5475

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income As Reported	$125.9	$85.8	$331.4	$346.4

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	(148.5)	(81.5)	(265.1)	169.8
Amounts reclassified as realized investment
gains from sales in the statements of income	(41.4)	(21.5)	(77.0)	(262.8)
Pretax unrealized gains (losses) on securities	(190.0)	(103.1)	(342.2)	(92.9)
Deferred income taxes (credits)	(66.2)	(36.0)	(119.7)	(32.6)
Net unrealized gains (losses) on securities, net of tax	(123.7)	(67.1)	(222.5)	(60.3)
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	.1	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.2	(.4)	.7	(1.4)
Net adjustment related to defined benefit
pension plans	.2	(.4)	.9	(1.4)
Deferred income taxes (credits)	—	(.1)	.3	(.5)
Net adjustment related to defined benefit pension
plans, net of tax	.1	(.3)	.6	(.9)
Foreign currency translation and other adjustments	(8.5)	(5.1)	(14.6)	(6.1)
Net adjustments	(132.1)	(72.5)	(236.5)	(67.4)
Comprehensive Income (Loss)	$(6.1)	$13.3	$94.9	$278.9

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$331.4	$346.4
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(38.1)	(35.0)
Premiums and other receivables	(145.9)	(199.7)
Unpaid claims and related items	195.6	(541.5)
Unearned premiums and other policyholders' liabilities	117.5	120.5
Income taxes	31.4	109.7
Prepaid federal income taxes	(17.5)	(38.7)
Reinsurance balances and funds	97.1	127.4
Realized investment (gains) losses	(77.0)	(262.8)
Accounts payable, accrued expenses and other	71.9	3.7
Total	566.5	(370.0)

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	499.7	624.4
Sales	214.6	806.1
Sales of:
Equity securities	264.3	557.0
Other - net	17.2	11.5
Purchases of:
Fixed maturity securities:
Available for sale	(733.6)	(943.3)
Held to maturity	(196.4)	—
Equity securities	(405.7)	(944.4)
Other - net	(34.3)	(36.4)
Net decrease (increase) in short-term investments	8.8	113.5
Other - net	.1	(5.0)
Total	(365.3)	183.3

Cash flows from financing activities:
Issuance of debentures and notes	—	395.2
Issuance of common shares	5.6	5.0
Redemption of debentures and notes	(3.3)	(4.2)
Purchase of unallocated ESSOP shares	(34.0)	—
Dividends on common shares	(143.7)	(141.2)
Other - net	(2.3)	(1.5)
Total	(177.8)	253.2

Increase (decrease) in cash	23.3	66.5
Cash, beginning of period	136.7	153.3
Cash, end of period	$160.1	$219.9

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$40.7	$21.0
Income taxes	$128.1	$61.9

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income	$125.9	$85.8	$331.4	$346.4
Numerator for basic earnings per share -
income available to common stockholders	125.9	85.8	331.4	346.4
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.6	3.6	10.9	10.9
Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversion of convertible notes	$129.6	$89.5	$342.4	$357.3

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	259,266,696	258,607,162	259,411,347	258,423,448
Effect of dilutive securities - stock based
compensation awards	989,911	919,271	930,917	1,059,216
Effect of dilutive securities - convertible senior notes	35,611,510	35,523,180	35,588,263	35,506,368
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	295,868,117	295,049,613	295,930,527	294,989,032
Earnings per share: Basic	$.48	$.33	$1.28	$1.34
Diluted	$.44	$.30	$1.16	$1.21

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	5,040,050	6,714,184	5,040,050	6,714,184
Convertible senior notes	—	—	—	—
Total	5,040,050	6,714,184	5,040,050	6,714,184
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of September 30, 2015 and December 31, 2014, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarters and nine months ended September 30, 2015 and 2014.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
September 30, 2015:
Available for sale:
U.S. & Canadian Governments	$1,236.0	$31.4	$.4	$1,267.0
Corporate	6,904.9	236.8	75.7	7,066.0
	$8,141.0	$268.2	$76.1	$8,333.1

Held to maturity:
Tax-exempt	$195.6	$1.7	$.2	$197.1

December 31, 2014:
Available for sale:
U.S. & Canadian Governments	$1,116.4	$31.8	$2.3	$1,145.9
Tax-exempt	50.0	1.5	.2	51.4
Corporate	6,960.0	289.6	29.8	7,219.9
	$8,126.5	$323.0	$32.3	$8,417.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at September 30, 2015:
Available for sale:
Due in one year or less	$878.1	$887.2
Due after one year through five years	3,334.2	3,486.8
Due after five years through ten years	3,752.5	3,777.7
Due after ten years	176.0	181.3
	$8,141.0	$8,333.1

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	162.3	163.8
Due after ten years	33.2	33.3
	$195.6	$197.1

A summary of the Company's equity securities follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
September 30, 2015	$1,934.6	$193.3	$151.7	$1,976.2
December 31, 2014	$1,726.5	$309.1	$23.9	$2,011.7

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015:

Fixed Maturity Securities:
U.S. & Canadian Governments	$23.8	$.2	$60.1	$.2	$84.0	$.4
Tax-exempt	38.6	.2	—	—	38.6	.2
Corporate	1,303.5	67.1	217.3	8.6	1,520.9	75.7
Subtotal	1,366.1	67.6	277.5	8.8	1,643.6	76.4
Equity Securities	793.7	151.7	—	—	793.7	151.7
Total	$2,159.8	$219.3	$277.5	$8.8	$2,437.4	$228.1

December 31, 2014:

Fixed Maturity Securities:
U.S. & Canadian Governments	$47.7	$—	$144.9	$2.2	$192.6	$2.3
Tax-exempt	1.6	—	6.7	.1	8.4	.2
Corporate	750.8	18.4	505.8	11.3	1,256.6	29.8
Subtotal	800.2	18.6	657.5	13.7	1,457.7	32.3
Equity Securities	384.1	23.9	—	—	384.1	23.9
Total	$1,184.3	$42.6	$657.5	$13.7	$1,841.8	$56.3

At September 30, 2015, the Company held 377 fixed maturity and 30 equity securities in an unrealized loss position, representing 22.4% (as to fixed maturities) and 32.6% (as to equity securities) of the total number of such issues it held. At December 31, 2014, the Company held 322 fixed maturity and 11 equity securities in an unrealized loss position, representing 18.8% (as to fixed maturities) and 11.7% (as to equity securities) of the total number of such issues it held. Of the securities in an unrealized loss position, 57 and 117 fixed maturity securities had been in a continuous unrealized loss position for more than 12 months as of September 30, 2015 and December 31, 2014, respectively. The unrealized losses on these securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of September 30, 2015 and December 31, 2014.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of September 30, 2015:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$575.8	$691.2	$—	$1,267.0
Corporate	—	7,055.5	10.5	7,066.0
Equity securities	1,974.2	—	2.0	1,976.2
Short-term investments	597.1	—	3.6	600.7
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$197.1	$—	$197.1

As of December 31, 2014:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$472.0	$673.8	$—	$1,145.9
Tax-exempt	—	51.4	—	51.4
Corporate	—	7,209.4	10.5	7,219.9
Equity securities	2,009.8	—	1.9	2,011.7
Short-term investments	$605.8	$—	$3.6	$609.4

There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2015.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At September 30, 2015, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Investment income from:
Fixed maturity securities	$73.8	$73.1	$221.4	$222.8
Equity securities	30.3	12.8	66.7	31.4
Short-term investments	.2	.1	.6	.6
Other sources	.7	.8	2.6	2.2
Gross investment income	105.1	87.0	291.4	257.1
Investment expenses (a)	.8	.8	2.5	2.7
Net investment income	$104.2	$86.1	$288.9	$254.3

Realized gains (losses) on:
Fixed maturity securities:
Gains	$3.1	$3.7	$11.3	$25.0
Losses	—	—	(.4)	(.1)
Net	3.1	3.7	10.8	24.9
Equity securities:
Gains	40.0	19.6	69.7	239.2
Losses	(1.4)	(.8)	(3.1)	(1.2)
Net	38.5	18.7	66.6	238.0
Other long-term investments, net	(.2)	(.9)	(.5)	(.1)
Total realized gains (losses)	41.4	21.5	77.0	262.8
Income taxes (credits)	14.5	7.5	26.9	91.9
Net realized gains (losses)	$26.9	$14.0	$50.0	$170.8

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$(41.3)	$(67.8)	$(97.3)	$70.2
Less: Deferred income taxes (credits)	(14.3)	(23.6)	(34.0)	24.5
	(27.0)	(44.1)	(63.3)	45.7

Equity securities & other long-term investments	(148.7)	(35.2)	(244.8)	(163.2)
Less: Deferred income taxes (credits)	(51.9)	(12.3)	(85.7)	(57.1)
	(96.7)	(22.9)	(159.1)	(106.1)
Net changes in unrealized investment gains (losses)	$(123.7)	$(67.1)	$(222.5)	$(60.3)
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $- and $.1 for the quarters ended September 30, 2015 and 2014, and $.2 and $.3 for the nine months ended September 30, 2015 and 2014, respectively.

4. Employee Benefit Plans:

The Company has a single pension plan, the Old Republic International Salaried Employees Retirement Plan (the Old Republic Plan) covering a portion of its work force. Effective December 31, 2013, the benefit levels in the Old Republic Plan were frozen. Under the terms of the freeze, the plan remains closed to new participants and eligible employees retain all of the vested rights as of the effective date of the freeze, but additional benefits do not accrue thereafter. Plan assets are comprised principally of fixed maturity securities, common stocks and short-term investments. Cash contributions of $1.8 and $5.5 were made to the pension plan in the third quarter and first nine months of 2015, respectively, and no additional cash contributions are expected to be made in the remaining portion of calendar year 2015.

During the third quarter of 2015, the Employee Savings and Stock Ownership Plan purchased 2.2 million shares of Old Republic common stock for $34.0. The purchases were financed by a loan from the Company.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
General Insurance:
Net premiums earned	$744.5	$706.5	$2,157.2	$2,034.8
Net investment income and other income	110.9	96.7	311.3	280.5
Total revenues before realized gains or losses	$855.4	$803.2	$2,468.5	$2,315.4
Income before taxes (credits) and
realized investment gains or losses (a)	$97.0	$60.8	$264.1	$202.4
Income tax expense (credits) on above	$29.8	$18.5	$83.5	$65.2

Title Insurance:
Net premiums earned	$454.0	$372.9	$1,178.4	$1,015.1
Title, escrow and other fees	112.7	97.5	319.4	270.2
Sub-total	566.7	470.4	1,497.8	1,285.3
Net investment income and other income	9.1	8.2	25.9	24.4
Total revenues before realized gains or losses	$575.9	$478.7	$1,523.7	$1,309.8
Income before taxes (credits) and
realized investment gains or losses (a)	$55.0	$28.2	$118.7	$59.0
Income tax expense (credits) on above	$19.2	$10.0	$41.5	$21.3

RFIG Run-off Business:
Net premiums earned	$55.8	$64.8	$170.3	$195.4
Net investment income and other income	6.4	6.5	19.0	21.1
Total revenues before realized gains or losses	$62.2	$71.4	$189.4	$216.5
Income before taxes (credits) and
realized investment gains or losses	$(12.5)	$10.4	$22.4	$(4.2)
Income tax expense (credits) on above	$(4.5)	$3.6	$7.6	$(1.4)

Consolidated Revenues:
Total revenues of above Company segments	$1,493.6	$1,353.4	$4,181.7	$3,841.7
Other sources (b)	31.1	31.1	89.1	96.7
Consolidated net realized investment gains (losses)	41.4	21.5	77.0	262.8
Consolidation elimination adjustments	(20.6)	(15.1)	(61.9)	(45.7)
Consolidated revenues	$1,545.7	$1,391.0	$4,285.9	$4,155.6

Consolidated Income Before Taxes (Credits):
Total income before income taxes (credits)
and realized investment gains or losses of
above Company segments	$139.5	$99.4	$405.4	$257.1
Other sources - net (b)	3.7	.3	7.9	(1.9)
Consolidated net realized investment gains (losses)	41.4	21.5	77.0	262.8
Consolidated income before income
taxes (credits)	$184.7	$121.4	$490.3	$518.0

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$44.5	$32.1	$132.7	$85.1
Other sources - net (b)	(.2)	(4.1)	(.8)	(5.5)
Income tax expense (credits) on consolidated
net realized investment gains (losses)	14.5	7.5	26.9	91.9
Consolidated income tax expense (credits)	$58.8	$35.5	$158.8	$171.6

	September 30,	December 31,
	2015	2014
Consolidated Assets:
General Insurance	$14,672.3	$14,251.8
Title Insurance	1,267.0	1,243.0
RFIG Run-off Business	1,009.9	1,108.4
Total assets for the above company segments	16,949.4	16,603.3
Other assets (b)	802.7	833.9
Consolidation elimination adjustments	(424.3)	(449.1)
Consolidated assets	$17,327.8	$16,988.1
__________

(a)
Income before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $10.5 and $31.0 compared to $7.6 and $24.0 for the quarter and nine months ended September 30, 2015 and 2014, respectively, and Title - $2.0 and $6.1 compared to $1.9 and $5.9 for the quarter and nine months ended September 30, 2015 and 2014, respectively.

(b)
Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and accident insurance operation. 2015 revenues reflect the transfer of accident insurance business from a life and accident subsidiary to a general insurance affiliate resulting in an $5.5 and $24.5 reduction in premiums during the third quarter and first nine months of 2015, respectively.

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

A certified class action lawsuit is pending against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"), in a federal district court in Pennsylvania (Markocki et al. v. ORNTIC, U.S. District Court, Eastern District, Pennsylvania, filed June 8, 2006). The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by filed rate schedules. The suit also alleges violations of the federal Real Estate Settlement Procedures Act ("RESPA"). ORNTIC challenged the certification of the consumer protection class and the RESPA class based on more recent case precedents. On May 28, 2015, the consumer protection class was decertified and ORNTIC's motion for summary judgment on the RESPA claim was granted and that claim was dismissed. The remaining individual consumer protection claim alleged against ORNTIC has now been settled.

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

In late September, 2015, RMIC reached a preliminary claims settlement with Countrywide and B of A. A final settlement is contingent on the consents of stakeholders in the outcome of the disputes between RMIC and the banks. The parties are currently working to obtain those consents.

On December 30, 2011 and on January 4, 2013, purported class action suits alleging RESPA violations were filed in the Federal District Court, for the Eastern District of Pennsylvania targeting RMIC, other mortgage guaranty insurance companies, PNC Financial Services Group (as successor to National City Bank) and HSBC Bank USA, N.A., and their wholly-owned captive insurance subsidiaries. (White, Hightower, et al. v. PNC Financial Services Group (as successor to National City Bank) et al.), (Ba, Chip, et al. v. HSBC Bank USA, N.A., et al.). The lawsuits are two of twelve against various lenders, their captive reinsurers and the mortgage insurers, filed by the same law firms. All of these lawsuits were substantially identical in alleging that the mortgage guaranty insurers had reinsurance arrangements with the defendant banks' captive insurance subsidiaries under which payments were made in violation of the anti-kickback and fee splitting prohibitions of Sections 8(a) and 8(b) of RESPA. Ten of the twelve suits have been dismissed. The remaining suits seek unspecified damages, costs, fees and the return of the allegedly improper payments. A class has not been certified in either suit and RMIC has filed motions to dismiss the cases.

On October 9, 2014, Intellectual Ventures I LLC and Intellectual Ventures II LLC (collectively, "IV") served a complaint naming as defendants Old Republic National Title Insurance Company, Old Republic Title Insurance Group, Inc., Old Republic Insurance Company and Old Republic General Insurance Group, Inc. (collectively, "Old Republic")(Intellectual Ventures I LLC et al. v. Old Republic General Insurance Group, Inc. et al.). The lawsuit is pending in the United States District Court for the Western District of Pennsylvania. IV alleges that Old Republic has infringed three patents and seeks damages, costs, expenses, and pre-judgment and post-judgment interest for the alleged infringement, in addition to injunctive relief. On October 14, 2014, Old Republic filed a motion to dismiss each count of the complaint on the grounds that the patents fail to meet the patentability test established by the United States Supreme Court in Alice Corp. Pty. Ltd. v. CLS Bank, 134 S.Ct. 2347 (2014). The Court granted Old Republic’s motion to dismiss on all three patents on September 25, 2015. Concurrently, Old Republic filed inter partes review petitions challenging validity of the patents before the United States Patent & Trademark Office in late September and early October, 2015. In late October, 2015, IV filed notice of its appeal of the District Court’s dismissal of its claims.

On January 20, 2015, Intellectual Ventures II LLC filed two complaints in the United States District Court for the Eastern District of Texas naming as defendants Great West Casualty Company and BITCO General Insurance Corporation and BITCO National Insurance Company. (Intellectual Ventures II LLC v. Great West Casualty Company) and (Intellectual Ventures II LLC v. BITCO General Insurance Corporation et al.) The plaintiff alleges a single patent infringement and seeks damages, costs, expenses, and pre-judgment and post-judgment interest in addition to injunctive relief. On April 9, 2015, plaintiff amended each complaint to allege a second patent infringement claim. The District Court set a trial date of April 11, 2016. In August and September, 2015, Great West and BITCO filed inter partes review petitions challenging validity of the patents before the United States Patent & Trademark Office. The related lawsuits continue notwithstanding the commencement of the administrative proceedings.

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

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$642.1	$550.0	$640.7
4.875% Senior Notes due 2024	400.0	424.0	400.0	418.9
ESSOP debt with an average yield of 3.68%
and 3.66%, respectively	11.7	11.7	15.0	15.0
Total debt	$961.7	$1,077.8	$965.0	$1,074.7

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

The Company's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC, qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at September 30, 2015 and is expected to be an increasingly less significant subsidiary.

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
September 30, 2015	$961.7	$1,077.8	$—	$1,066.1	$11.7
December 31, 2014	$965.0	$1,074.7	$—	$1,059.7	$15.0

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANAYLSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2015 and 2014
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through three major segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for .4% of consolidated operating revenues for the nine months ended September 30, 2015 and 1.2% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from shareholders' capital. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed maturity and equity securities for long periods of time is in turn enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in large capitalization equity securities with necessary market liquidity.

In light of the above factors, the Company's affairs are necessarily managed for the long run and without significant regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, such short reporting time frames do not comport well with the long-term nature of much of its business. Management believes that the Company's operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five or preferably ten year intervals. Such extended periods can perhaps encompass one or two economic and/or underwriting cycles, and thereby provide appropriate time frames for such cycles to run their course, for premium rate changes to emerge in financial results, and for reserved claim costs to be quantified with greater finality and effect.

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY

Old Republic reported much higher period-over-period operating results for this year's third quarter and first nine months. Pretax operating income comparisons were enhanced by greater General Insurance underwriting and investment income, and by the record-setting quarterly and year-to-date performance of Old Republic’s Title Insurance business. 2015 year-to-date consolidated net income, however, was affected by lower realized gains from sales of investment securities by comparison to the substantial gains registered in 2014.

The major components of consolidated results and related data are summarized in the following table.

Financial Highlights
	Quarters Ended September 30,			Nine Months Ended September 30,
	2015		2014	2015		2014
Operating revenues:
General insurance	$855.4		$803.2	$2,468.5		$2,315.4
Title insurance	575.9		478.7	1,523.7		1,309.8
Corporate and other	10.5	(a)	16.0	27.1	(a)	51.0
Subtotal	1,442.0		1,298.0	4,019.5		3,676.2
RFIG run-off business	62.2		71.4	189.4		216.5
Total	$1,504.2		$1,369.4	$4,208.9		$3,892.7
Pretax operating income (loss):
General insurance	$97.0		$60.8	$264.1		$202.4
Title insurance	55.0		28.2	118.7		59.0
Corporate and other	3.7		0.3	7.9		(1.9)
Subtotal	155.8		89.4	390.8		259.5
RFIG run-off business	(12.5)		10.4	22.4		(4.2)
Total	143.3		99.8	413.3		255.2
Realized investment gains (losses):
From sales	41.4		21.5	77.0		262.8
From impairments	—		—	—		—
Net realized investment gains (losses)	41.4		21.5	77.0		262.8
Consolidated pretax income (loss)	184.7		121.4	490.3		518.0
Income taxes (credits)	58.8		35.5	158.8		171.6
Net income (loss)	$125.9		$85.8	$331.4		$346.4
Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.23		$0.14	$0.61		$0.46
Title insurance	0.12		0.06	0.26		0.13
Corporate and other	0.03		0.03	0.07		0.05
Subtotal	0.38		0.23	0.94		0.64
RFIG run-off business	(0.03)		0.02	0.05		(0.01)
Total	0.35		0.25	0.99		0.63
Net realized investment gains (losses)	0.09		0.05	0.17		0.58
Net income (loss)	$0.44		$0.30	$1.16		$1.21
Cash dividends paid per share	$0.1850		$0.1825	$0.5550		$0.5475
Ending book value per share				$14.95		$15.16

(a)
Reflects the transfer of accident insurance business from a life and accident subsidiary to a general insurance affiliate resulting in a $5.5 and $24.5 reduction in premiums during the third quarter and first nine months of 2015, respectively.

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

General Insurance Results - The table below shows the major elements driving operating performance for the periods reported upon.

	General Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net premiums earned	$744.5	$706.5	5.4%	$2,157.2	$2,034.8	6.0%
Net investment income	83.1	70.7	17.5	231.6	206.5	12.2
Other income	27.8	26.0	6.9	79.7	74.0	7.6
Operating revenues	855.4	803.2	6.5	2,468.5	2,315.4	6.6
Benefits and claim costs	549.4	552.5	(0.6)	1,588.5	1,548.9	2.6
Sales and general expenses	197.1	181.5	8.6	581.5	538.3	8.0
Interest and other costs	11.8	8.3	41.4	34.3	25.7	33.5
Total operating expenses	758.4	742.4	2.1	2,204.3	2,112.9	4.3
Pretax operating income (loss)(*)	$97.0	$60.8	59.5%	$264.1	$202.4	30.5%

Claim ratio	73.8%	78.2%	73.6%	76.1%
Expense ratio	22.7	22.0	23.3	22.8
Composite underwriting ratio	96.5%	100.2%	96.9%	98.9%
__________________
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $12.4 and $37.4 of pretax operating losses for the third quarter and first nine months of 2015, and $11.7 and $99.0 of pretax operating losses for the third quarter and first nine months of 2014, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

2015 general insurance operating earnings benefitted from more positive underwriting performance. Earned premium revenues rose for most insurance coverages with production spurred by both new business and a continuation of high renewal rates for existing business.

Earned premiums growth was accompanied by relatively lower expense provisions for current and prior years’ claim occurrences. Loss development during this year’s first nine months was more restrained relative to previously established reserves. The effect was to increase the claim ratio of both the latest quarter and year-to-date periods by 1.0 percentage point. By contrast, 2014 loss development added 4.0 and 1.8 percentage points to last year's third quarter and nine months claim ratios, respectively. 2015 production and general operating expenses held fairly steady in context of revenue trends. Year-to-date, the combination of these factors led to the more positive composite underwriting ratios shown in the above table.

Net investment income advanced by 17.5 and 12.2 percent in this year’s third quarter and first nine months, respectively. In recent quarters, this revenue source has trended higher by virtue of a rising invested asset base and enhanced yields most significantly produced by a high quality common stock portfolio.

Title Insurance Results - Earnings trends in this year’s third quarter and year-to-date periods continued in a highly positive vein as the table below shows.

	Title Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net premiums and fees earned	$566.7	$470.4	20.5%	$1,497.8	$1,285.3	16.5%
Net investment income	8.9	7.5	18.2	24.8	22.1	12.4
Other income	0.2	0.7	(67.3)	1.0	2.2	(54.5)
Operating revenues	575.9	478.7	20.3	1,523.7	1,309.8	16.3
Claim costs	31.9	28.6	11.6	80.9	77.9	3.9
Sales and general expenses	487.3	420.1	16.0	1,318.4	1,166.9	13.0
Interest and other costs	1.6	1.7	(5.6)	5.6	5.9	(4.5)
Total operating expenses	520.9	450.5	15.6	1,405.0	1,250.8	12.3
Pretax operating income (loss)	$55.0	$28.2	95.2%	$118.7	$59.0	101.2%

Claim ratio	5.6%	6.1%	5.4%	6.1%
Expense ratio	85.9	89.2	88.0	90.6
Composite underwriting ratio	91.5%	95.3%	93.4%	96.7%

The substantial bottom line improvement in this year’s first nine months was attributable to the very good performance for this segment’s basic underwriting and related services functions. Stronger housing and commercial property transactions together with continued market share strength led to the significant percentage growth of operating revenues. Net investment income gained on the strength of greater yields on a slightly larger bond and stock investment portfolio. Operating results were buoyed by lower claim and operating costs relative to premiums and fees revenues.

RFIG Run-off Business Results - The following table shows RFIG’s comparative results for its mortgage guaranty ("MI") and consumer credit indemnity ("CCI") run-off coverages.

	RFIG Run-off Business
	Quarters Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
A. MI:
Net premiums earned	$49.4	$57.6	(14.1)%	$152.2	$173.4	(12.2)%
Net investment income	6.2	6.4	(3.3)	18.4	20.6	(10.8)
Claim costs	50.6	36.7	37.7	94.7	80.0	18.3
Pretax operating income (loss)	$0.3	$22.6	(98.3)%	$61.2	$96.6	(36.6)%

Claim ratio	102.3%	63.9%	62.2%	46.2%
Expense ratio	9.4	7.9	9.6	10.0
Composite underwriting ratio	111.7%	71.8%	71.8%	56.2%

B. CCI(*):
Net premiums earned	$6.3	$7.2	(12.4)%	$18.0	$21.9	(17.9)%
Net investment income	0.2	0.1	55.3	0.6	0.4	52.1
Benefits and claim costs	18.9	19.1	(1.0)	55.8	121.5	(54.1)
Pretax operating income (loss)	$(12.9)	$(12.2)	(5.6)%	$(38.7)	$(100.9)	61.6%

Claim ratio	N/M	N/M	N/M	N/M
Expense ratio	8.5%	6.7%	9.0%	8.3%
Composite underwriting ratio	N/M	N/M	N/M	N/M

C. Total MI and CCI run-off business:
Net premiums earned	$55.8	$64.8	(13.9)%	$170.3	$195.4	(12.8)%
Net investment income	6.4	6.5	(2.1)	19.0	21.1	(9.6)
Benefits and claim costs	69.6	55.9	24.4	150.6	201.6	(25.3)%
Pretax operating income (loss)	$(12.5)	$10.4	(220.7)%	$22.4	$(4.2)	N/M

Claim ratio	124.7%	86.3%	88.4%	103.2%
Expense ratio	9.3	7.8	9.6	9.8
Composite underwriting ratio	134.0%	94.1%	98.0%	113.0%
__________________
(*) In connection with the run-off MI and CCI combination, $12.4 and $37.4 of pretax operating losses for the third quarter and first nine months of 2015, and $11.7 and $99.0 of pretax operating losses for the third quarter and first nine months of 2014, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.
N/M = Not meaningful

Consistent with a run-off operating mode, the MI and CCI lines posted further declines in earned premiums.

2015 third quarter and year-to-date MI operating results were constrained by greater provisions for disputed claims in litigation. However, continued declines in reported delinquencies and the higher rates at which previously reported defaults are cured or otherwise resolved without payment dampened normally occurring claim provisions in the latest quarter and year-to-date periods. Since year end 2012, these factors have led to favorable development of previously established claim reserves. Setting aside the aforementioned litigation expense provisions, these positive outcomes reduced MI claim ratios by 56.5 and 13.7 percentage points in the third quarters of 2015 and 2014, respectively. For the first nine months, these ratios were reduced by 72.7 and 75.2 percentage points, respectively.

The CCI run-off portion of RFIG’s operations was also negatively impacted by litigation claim expense provisions in most quarterly periods of 2015 and 2014. The year-to-date loss in 2015, however, was much lower than that registered in the same period of 2014. The latter period was affected by a second quarter litigated claim settlement in an amount greater than originally anticipated.

Corporate and Other Operations - The combination of a small life and accident insurance business and the net costs associated with operations of the parent holding company and its internal services subsidiaries usually produce highly variable results. Earnings variations posted by these relatively minor elements of Old Republic's business stem from volatility inherent to the small scale of life and accident insurance operations, and net interest costs pertaining to external and intra-system financing arrangements. For this year’s third quarter and first nine months, the much lower life & accident premium volume reflects the transfer of accident insurance premiums from a life and accident subsidiary to a general insurance group affiliate. The effect of the transfer was negligible relative to pretax operating income (loss). The interplay of these various operating elements is summarized in the following table:

	Corporate and Other Operations
	Quarters Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net premiums earned	$5.0	$14.7	(65.9)%	$14.7	$46.3	(68.2)%
Net investment income	5.7	1.2	N/M	13.3	4.5	191.0
Other income	(0.2)	—	N/M	(0.8)	—	N/M
Operating revenues	10.5	16.0	(33.9)	27.1	51.0	(46.8)
Benefits and claims	5.7	9.3	(38.3)	14.9	33.2	(55.0)
Insurance expenses	1.2	6.3	(79.5)	4.6	20.4	(77.5)
Corporate, interest, and other expenses-net	(0.2)	—	N/M	(0.3)	(0.7)	54.7
Total operating expeneses	6.8	15.6	(56.4)%	19.2	52.9	(63.7)%
Pretax operating income (loss)	$3.7	$0.3	N/M	$7.9	$(1.9)	N/M

Consolidated Results - The combination of all of the above changes and events in Old Republic's business segments contributed to the following consolidated results:

	ORI Consolidated
	Quarters Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net premiums and fees earned	$1,372.1	$1,256.6	9.2%	$3,840.1	$3,561.9	7.8%
Net investment income	104.2	86.1	21.1	288.9	254.3	13.6
Other income	27.8	26.7	4.0	79.8	76.4	4.5
Operating revenues	1,504.2	1,369.4	9.8	4,208.9	3,892.7	8.1
Benefits and claims	656.7	646.5	1.6	1,835.0	1,861.7	(1.4)
Sales and general expenses	693.9	617.9	12.3	1,929.5	1,759.3	9.7
Interest and other costs	10.2	5.1	97.3	31.0	16.4	88.4
Total operating expenses	1,360.9	1,269.6	7.2	3,795.5	3,637.5	4.3
Pretax operating income (loss)	143.3	99.8	43.6	413.3	255.2	61.9
Income taxes (credits)	44.2	27.9	58.3	131.9	79.6	65.6
Net operating income (loss)	99.0	71.8	37.8	281.4	175.5	60.3
Realized investment gains (losses)	41.4	21.5	92.3	77.0	262.8	(70.7)
Income taxes (credits) on realized
investment gains (losses)	14.5	7.5		26.9	91.9
Net realized investment gains (losses)	26.9	14.0	92.3	50.0	170.8	(70.7)
Net income (loss)	$125.9	$85.8	46.7%	$331.4	$346.4	(4.3)%

Consolidated operating cash flow	$262.7	$(542.4)	148.4%	$566.5	$(370.0)	N/M

Claim ratio	47.9%	51.4%	47.8%	52.3%
Expense ratio	48.3	46.7	47.9	46.8
Composite underwriting ratio	96.2%	98.1%	95.7%	99.1%

Consolidated operating cash flow for this year's first nine months increased significantly to $566.5 compared to a deficit of $370.0 in the first nine months of 2014. Excluding negative operating cash flows registered by the RFIG Run-off, these amounts would otherwise be up by nearly 46% to $671.9 from $459.6 in 2014.

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic’s consolidated cash and invested asset balances as well as the shareholders’ equity account at the dates shown.

		Cash, Invested Assets, and Shareholders' Equity
					% Change
		Sept. 30,	Dec. 31,	Sept. 30,	Sept. '15/	Sept. '15/
		2015	2014	2014	Dec. '14	Sept. '14
	Cash, invested assets, and accrued
investment income:	Fair value basis (1)	$11,388.6	$11,291.6	$11,104.5	0.9%	2.6%
	Original cost basis	$11,157.1	$10,717.9	$10,593.2	4.1%	5.3%

Shareholders' equity:	Total	$3,853.8	$3,924.0	$3,922.9	(1.8)%	(1.8)%
	Per common share	$14.95	$15.15	$15.16	(1.3)%	(1.4)%

	Composition of shareholders' equity per share:
	Equity before items below	$14.73	$14.02	$13.96	5.1%	5.5%
	Unrealized investment gains (losses) and other
	accumulated comprehensive income (loss)	0.22	1.13	1.20
	Total	$14.95	$15.15	$15.16	(1.3)%	(1.4)%

	Segmented composition of
	shareholders' equity per share:
	Excluding run-off segment	$14.04	$14.35	$14.43	(2.2)%	(2.7)%
	RFIG run-off segment	0.91	0.80	0.73
	Total	$14.95	$15.15	$15.16	(1.3)%	(1.4)%
__________________
(1) The September 30, 2015 amount includes $197.1 (fair value) fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost of $195.6.

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

As of September 30, 2015, the consolidated investment portfolio reflected an allocation of approximately 82 percent to fixed-maturity and short-term investments, and 18 percent to equities. Exposure to high quality, dividend-paying equity securities has been emphasized since 2013. Asset quality of the fixed maturity portfolio remains at high levels.

Changes in shareholders’ equity per share are shown in the following table. As indicated, the changes resulted mostly from each year’s net income or loss, increased dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2015	2015	2014
Beginning balance	$15.16	$15.15	$14.64
Changes in shareholders' equity:
Net operating income (loss)	0.38	1.09	0.68
Net realized investment gains (losses):
From sales	0.10	0.19	0.66
From impairments	—	—	—
Subtotal	0.10	0.19	0.66
Net unrealized investment gains (losses)	(0.48)	(0.86)	(0.23)
Total realized and unrealized investment gains (losses)	(0.38)	(0.67)	0.43
Cash dividends	(0.18)	(0.56)	(0.55)
Stock issuance, foreign exchange, and other transactions	(0.03)	(0.06)	(0.04)
Net change	(0.21)	(0.20)	0.52
Ending balance	$14.95	$14.95	$15.16

Capitalization - In last year’s third quarter, the Company raised $400 through a public offering of 10-year notes. No other substantial changes have occurred in Old Republic’s consolidated debt and equity capitalizations.

	Capitalization
	September 30,	December 31,	September 30,
	2015	2014	2014
Debt:
3.75% Convertible Senior Notes due 2018	$550.0	$550.0	$550.0
4.875% Senior Notes due 2024	400.0	400.0	400.0
ESSOP debt with an average yield of approximately 3.7%	11.7	15.0	15.0
Total debt	961.7	965.0	965.0
Common shareholders' equity	3,853.8	3,924.0	3,922.9
Total capitalization	$4,815.5	$4,889.1	$4,888.0

Capitalization ratios:
Debt	20.0%	19.7%	19.7%
Common shareholders' equity	80.0	80.3	80.3
Total	100.0%	100.0%	100.0%

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

FINANCIAL POSITION

The Company's financial position at September 30, 2015 reflected increases in assets and liabilities of 2.0% and 3.1%, respectively, and a decline in common shareholders' equity of 1.8% when compared to the immediately preceding year-end. Cash and invested assets represented 65.7% and 66.5% of consolidated assets as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the cash, accrued investment income, and invested asset base rose by .9% to $11,388.6.

Investments - During the first nine months of 2015 and 2014, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization common shares. At both September 30, 2015 and 2014, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At September 30, 2015, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2015. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

Possible future declines in fair values for Old Republic's available for sale bond and equity portfolios would negatively affect the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered other-than-temporarily-impaired. In the event the Company's estimate of other-than-temporary impairments is insufficient at any point in time, future periods' net income (loss) would be affected adversely by the recognition of additional realized or impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses.

The following tables show certain information relating to the Company's available for sale and held to maturity fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	September 30,	December 31,
	2015	2014
Aaa	16.5%	13.4%
Aa	8.8	9.6
A	33.5	36.5
Baa	35.3	35.3
Total investment grade	94.1	94.8
All other (b)	5.9	5.2
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

September 30, 2015	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$125.0		$18.2
Basic Industry	65.2		8.2
Industrial	79.0		4.4
Natural Gas	18.2		1.7
Other (includes 5 industry groups)	82.6		4.4
Total	$370.1	(c)	$37.1
__________

(c)	Represents 4.4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

September 30, 2015	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$289.5		$19.9
Basic Industry	113.6		5.0
Natural Gas	126.0		4.2
Telecom	20.6		3.2
Other (includes 18 industry groups)	800.1		6.8
Total	$1,349.7	(d)	$39.2
__________

(d)	Represents 16.2% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

September 30, 2015	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$350.4		$100.4
Industrial	115.6		13.1
Health Care	83.1		9.0
Basic Industry	71.8		8.4
Other (includes 7 industry groups)	324.4		20.7
Total	$945.5	(e)	$151.7	(f)
__________

(e)	Represents 48.9% of the total equity securities portfolio.

(f)	Represents 7.8% of the cost of the total equity securities portfolio, while gross unrealized gains represent 10.0% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
September 30, 2015	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$48.9	$8.5	$—	$—
Due after one year through five years	406.6	40.5	4.8	2.1
Due after five years through ten years	1,201.6	310.0	65.2	32.9
Due after ten years	62.9	11.0	6.3	2.0
Total	$1,720.1	$370.1	$76.4	$37.1

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
September 30, 2015	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:

Fixed Maturity Securities:
One to six months	$26.1	$5.7	$—	$31.8
Seven to twelve months	17.5	18.2	—	35.7
More than twelve months	8.5	.2	—	8.8
Total	$52.2	$24.2	$—	$76.4
Equity Securities:
One to six months	$47.1	$54.3	$—	$101.5
Seven to twelve months	4.6	45.4	—	50.1
More than twelve months	—	—	—	—
Total	$51.8	$99.8	$—	$151.7

Number of Issues in Loss Position:

Fixed Maturity Securities:
One to six months	272	3	—	275
Seven to twelve months	35	10	—	45
More than twelve months	56	1	—	57
Total	363	14	—	377	(g)
Equity Securities:
One to six months	23	4	—	27
Seven to twelve months	1	2	—	3
More than twelve months	—	—	—	—
Total	24	6	—	30	(g)
__________

(g)
At September 30, 2015 the number of issues in an unrealized loss position represent 22.4% as to fixed maturities, and 32.6% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost. The percentage reduction from such cost reflects the decline as of a specific point in time (September 30, 2015 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	September 30,	December 31,
	2015	2014
Maturity Ranges:
Due in one year or less	10.5%	7.8%
Due after one year through five years	40.0	43.6
Due after five years through ten years	47.0	46.4
Due after ten years through fifteen years	2.0	1.7
Due after fifteen years	.5	.5
Total	100.0%	100.0%

Average Maturity in Years	4.9	5.0
Duration (h)	4.3	4.3
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.3 as of September 30, 2015 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.3%.

Composition of Unrealized Gains (Losses)

	September 30,	December 31,
	2015	2014
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$8,141.0	$8,126.5
Estimated fair value	8,333.1	8,417.2
Gross unrealized gains	268.2	323.0
Gross unrealized losses	(76.1)	(32.3)
Net unrealized gains (losses)	$192.0	$290.7

Equity Securities:
Original cost	$1,934.6	$1,726.5
Estimated fair value	1,976.2	2,011.7
Gross unrealized gains	193.3	309.1
Gross unrealized losses	(151.7)	(23.9)
Net unrealized gains (losses)	$41.5	$285.2

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $461.9 in dividends from its subsidiaries in 2015 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At September 30, 2015, the Company's consolidated debt to equity ratio was 25.0%.

The Company's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As of September 30, 2015, RMIC was statutorily solvent.

See the Company's 2014 Annual Report on Form 10-K, Item 1 - Business for a discussion of regulatory matters affecting RMIC. Management believes these current events have precluded the aforementioned potential for an event of default from occurring in the foreseeable future.

Capitalization - Old Republic's total capitalization of $4,815.5 at September 30, 2015 consisted of debt of $961.7 and common shareholders' equity of $3,853.8. Changes in the common shareholders' equity account reflect primarily net income for the period then ended, changes in the fair value of invested assets, and dividend payments.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2012	$2,324.4	$1,677.4	$410.5	$58.6	$4,471.0	10.4%
2013	2,513.7	1,996.1	316.5	59.3	4,885.6	9.3
2014	2,735.6	1,759.2	255.4	60.7	4,811.1	(1.5)
Nine Months Ended September 30:
2014	2,034.8	1,285.3	195.4	46.3	3,561.9	(2.7)
2015	2,157.2	1,497.8	170.3	14.7	3,840.1	7.8
Quarters Ended September 30:
2014	706.5	470.4	64.8	14.7	1,256.6	(1.2)
2015	$744.5	$566.7	$55.8	$5.0	$1,372.1	9.2%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2012	39.7%	33.0%	4.2%	7.6%	6.2%	9.3%
2013	39.6	32.8	3.8	7.7	6.3	9.8
2014	40.6	31.9	3.9	7.5	6.2	9.9
Nine Months Ended September 30:
2014	40.5	31.8	3.9	7.4	6.3	10.1
2015	39.2	31.8	3.9	7.3	6.0	11.8
Quarters Ended September 30:
2014	40.5	31.4	3.9	7.3	6.4	10.5
2015	38.7%	31.9%	4.0%	7.2%	5.9%	12.3%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2012	32.3%	67.7%
2013	27.9	72.1
2014	27.1	72.9
Nine Months Ended September 30:
2014	27.2	72.8
2015	27.9	72.1
Quarters Ended September 30:
2014	27.0	73.0
2015	26.5%	73.5%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2012	$387.3	$368.0	80.7%	85.3%
2013	296.6	286.7	79.1	81.9
2014	234.6	227.6	82.2	66.9
Nine Months Ended September 30:
2014	178.8	173.4	82.0	75.9
2015	156.1	152.2	80.8%	58.1%
Quarters Ended September 30:
2014	59.3	57.6
2015	$50.7	$49.4

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.2% of total net risk in force as of September 30, 2015, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2012	$11,911.1	$850.7	$89.8	$12,851.6
2013	9,579.6	704.8	48.5	10,333.0
2014	7,984.8	549.6	31.8	8,566.2
As of September 30:
2014	8,382.1	608.0	34.4	9,024.7
2015	$6,809.2	$449.2	$25.8	$7,284.3

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2012	6.4%	27.5%	65.0%	1.1%
2013	6.6	28.1	64.3	1.0
2014	6.6	28.5	64.0	.9
As of September 30:
2014	6.6	28.4	64.1	.9
2015	6.8%	29.2%	63.2%	.8%

Bulk(a):
As of December 31:
2012	24.0%	32.5%	43.3%	.2%
2013	23.5	33.0	43.3	.2
2014	26.1	33.1	40.7	.1
As of September 30:
2014	24.4	33.6	41.9	.1
2015	27.9%	32.1%	39.8%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2012	4.6%	35.2%	32.9%	27.3%
2013	4.2	34.5	32.2	29.1
2014	3.9	34.2	31.5	30.4
As of September 30:
2014	3.9	34.3	31.6	30.2
2015	3.7%	33.7%	31.0%	31.6%

Bulk(a):
As of December 31:
2012	56.7%	23.3%	10.0%	10.0%
2013	56.9	23.4	10.2	9.5
2014	52.5	25.8	11.1	10.6
As of September 30:
2014	55.4	24.2	10.5	9.9
2015	48.8%	27.8%	11.7%	11.7%
__________

(a)	Bulk pool risk in-force, which represented 18.0% of total bulk risk in-force at September 30, 2015, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2012	8.6%	7.7%	5.3%	5.1%	5.0%	4.8%	4.3%	3.5%	3.1%	2.7%
2013	8.3	7.5	5.5	5.2	4.9	4.8	4.4	3.8	3.2	2.9
2014	7.8	7.3	5.7	5.3	4.9	4.8	4.3	4.0	3.4	3.0
As of September 30:
2014	7.9	7.3	5.7	5.2	4.9	4.8	4.3	4.0	3.3	3.0
2015	7.2%	7.4%	5.8%	5.4%	4.9%	4.7%	4.3%	4.2%	3.4%	3.4%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2012	5.3%	9.9%	4.3%	4.0%	13.9%	3.0%	3.3%	3.7%	4.0%	7.1%
2013	5.4	9.3	4.4	3.9	14.1	2.8	3.4	4.0	3.8	7.9
2014	5.3	9.3	4.6	4.0	13.0	2.7	3.5	4.4	4.0	7.6
As of September 30:
2014	5.2	9.3	4.5	4.0	13.9	2.8	3.3	4.4	3.8	7.7
2015	5.1%	8.9%	4.7%	4.1%	12.9%	2.7%	3.6%	4.4%	4.2%	7.4%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2012	92.8%	7.2%
2013	92.7	7.3
2014	92.7	7.3
As of September 30:
2014	92.7	7.3
2015	92.5%	7.5%

Bulk (a):
As of December 31:
2012	58.2%	41.8%
2013	57.6	42.4
2014	62.3	37.7
As of September 30:
2014	58.9	41.1
2015	66.4%	33.6%
__________

(a)	Bulk pool risk in-force, which represented 18.0% of total bulk risk in-force at September 30, 2015, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2012	97.1%	2.9%
2013	97.2	2.8
2014	97.2	2.8
As of September 30:
2014	97.2	2.8
2015	97.3%	2.7%

Bulk (a):
As of December 31:
2012	72.6%	27.4%
2013	74.3	25.7
2014	72.4	27.6
As of September 30:
2014	73.8	26.2
2015	71.9%	28.1%
__________

(a)	Bulk pool risk in-force, which represented 18.0% of total bulk risk in-force at September 30, 2015, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2012	$42.4	$1,141.6
2013	29.8	989.4
2014	27.7	858.5
Nine Months Ended September 30:
2014	21.9	878.6
2015	18.0	$798.2
Quarters Ended September 30:
2014	7.2
2015	$6.3

Revenues: Net Investment Income

Net investment income is affected by trends in interest and dividend yields for the types of securities in which the Company's funds are invested during each reporting period. The following tables reflect the segmented and consolidated invested asset bases as of the indicated dates, and the investment income earned and resulting yields on such assets. Since the Company can exercise little control over fair values, yields are evaluated on the basis of investment income earned in relation to the cost of the underlying invested assets, though yields based on the fair values of such assets are also shown in the statistics below. Investment income for the third quarter and first nine months of 2015 benefited by approximately $10.0 from a special dividend attributable to one equity security.

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2013	$7,280.1	$876.5	$1,681.3	$422.5	$10,260.6	$607.8	$10,868.5
2014	7,962.3	915.0	923.2	691.7	10,492.3	576.4	11,068.8
As of September 30:
2014	7,608.7	858.4	978.5	834.1	10,279.8	513.8	10,793.7
2015	$8,418.4	$975.0	$814.4	$694.3	$10,902.2	$233.6	$11,135.9
__________

(a) The September 30, 2015 amount includes $197.1 (fair value) fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost of $195.6.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2012	$264.9	$27.3	$36.3	$7.9	$336.5	3.40%	3.19%
2013	249.6	26.6	36.8	5.6	318.7	3.17	2.97
2014	278.8	29.9	27.5	9.2	345.5	3.33	3.15
Nine Months Ended
September 30:
2014	206.5	22.1	21.1	4.5	254.3	3.30	3.13
2015	231.6	24.8	19.0	13.3	288.9	3.60	3.47
Quarters Ended
September 30:
2014	70.7	7.5	6.5	1.2	86.1	3.31	3.14
2015	$83.1	$8.9	$6.4	$5.7	$104.2	3.86%	3.74%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first nine months of 2015 and 2014, 70.0% and 43.7%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities and Fair Value Adjustments			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2012	$32.7	$15.3	$48.1	$—	$(.2)	$(.2)	$47.8
2013	1.7	146.3	148.1	—	—	—	148.1
2014	27.0	245.2	272.0	—	—	—	272.3
Nine Months Ended
September 30:
2014	24.9	237.9	262.8	—	—	—	262.8
2015	10.8	66.1	77.0	—	—	—	77.0
Quarters Ended
September 30:
2014	3.7	17.7	21.5	—	—	—	21.5
2015	$3.1	$38.3	$41.4	$—	$—	$—	$41.4

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of September 30, 2015 and December 31, 2014:

	Claim and Loss Adjustment Expense Reserves
	September 30, 2015		December 31, 2014
	Gross	Net	Gross	Net

Workers' compensation	$4,381.4	$2,700.8	$4,212.3	$2,518.0
General liability	1,397.9	702.8	1,493.9	678.6
Commercial automobile (mostly trucking)	1,310.5	1,066.4	1,277.9	1,015.6
Other coverages	488.5	355.5	497.5	347.2
Unallocated loss adjustment expense reserves	243.4	170.8	232.2	162.4
Total general insurance reserves	7,821.9	4,996.4	7,714.0	4,722.0
Title	543.9	543.9	505.4	505.4
RFIG Run-off	767.1	765.6	880.1	870.2
Life and accident	26.0	15.5	22.3	17.5
Total claim and loss adjustment expense reserves	$9,159.2	$6,321.6	$9,122.0	$6,115.3
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$119.1	$96.4	$128.8	$106.2
% of total general insurance reserves	1.5%	1.9%	1.7%	2.3%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Nine Months Ended September 30,
	2015	2014
Net reserve increase (decrease):
General Insurance	$274.4	$257.1
Title Insurance	38.5	35.4
RFIG Run-off	(104.6)	(834.9)
Other	(2.0)	.4
Total	$206.2	$(541.8)

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	September 30,	December 31,
	2015	2014
General Insurance	$2,335.7	$2,266.2
Title Insurance	469.5	432.2
RFIG Run-off	158.5	138.7
Other	6.2	5.7
Total	$2,970.0	$2,843.0

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

	September 30,	September 30,	December 31,	December 31,
	2015	2014	2014	2013
Estimated reduction in beginning reserve	$79.3	$115.2	$115.2	$174.9
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	16.2	36.8	47.1	80.5
Prior year	(10.2)	12.3	10.4	71.9
Sub-total	6.0	49.2	57.6	152.5
Estimated rescission reduction in settled claims	(30.2)	(79.6)	(93.5)	(212.2)
Estimated reduction in ending reserve	$55.1	$84.8	$79.3	$115.2

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

Although the insured has no right under the policy to appeal a Company claim decision, the insured may, at any time, contest in writing the Company's findings or action with respect to a loan or a claim. In such cases, the Company considers any additional information supplied by the insured. This consideration may lead to further investigation, retraction or confirmation of the initial determination. If the Company concludes that it will reinstate coverage, it advises the insured in writing that it will do so immediately upon receipt of the premium previously returned. Notwithstanding the preliminary claims settlement as described in Note 6 of the Notes to Consolidated Financial Statements, reserves are not adjusted for potential reversals of rescissions or adverse rulings for loans under dispute since such reversals of claim rescissions and denials have historically been immaterial to the reserve estimation process.

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2012	73.0%	7.2%	221.8%	61.9%
2013	73.6	6.7	68.8	45.8
2014	77.9	5.2	97.2	52.3
Nine Months Ended September 30:
2014	76.1	6.1	103.2	52.3
2015	73.6	5.4	88.4	47.8
Quarters Ended September 30:
2014	78.2	6.1	86.3	51.4
2015	73.8%	5.6%	124.7%	47.9%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2012	73.0%	75.3%	78.6%	29.6%	71.6%	63.8%	65.6%
2013	73.6	76.1	79.6	21.4	59.6	78.5	67.8
2014	77.9	74.0	89.2	25.6	65.7	88.2	67.8
Nine Months Ended
September 30:
2014	76.1	74.5	84.2	32.7	65.4	85.6	66.8
2015	73.6	77.0	79.8	39.3	56.2	76.1	61.3
Quarters Ended
September 30:
2014	78.2	73.6	86.6	28.2	68.9	94.2	70.6
2015	73.8%	76.1%	77.6%	37.6%	60.4%	93.3%	61.2%

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

Unfavorable A&E claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 4.3 years (gross) and 5.9 years (net of reinsurance) as of September 30, 2015 and 4.5 years (gross) and 6.1 years (net of reinsurance) as of December 31, 2014. The 2014 survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2014.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Claim ratios in the most recent periods have trended down as the economic downturn and stresses in the housing and related mortgage lending industries, that began in mid-year 2007, continue to subside.

The third quarter and year-to-date 2015 RFIG Run-off mortgage guaranty claim costs reflect greater provisions for disputed claims in litigation while continued declines in reported delinquencies and higher rates at which previously reported defaults are cured or otherwise resolved without payment, dampened normally occurring claim provisions. The higher cure rates reflect gradually improving trends in home prices, foreclosures, and real estate activity in general. 2012's reserve provisions were impacted by the levels of reported delinquencies emanating from the downturn in the national economy, widespread stress in housing and mortgage finance markets, and high unemployment. Trends in expected and actual claim frequency and severity have been affected to varying degrees by several factors including, but not limited to, significant declines in home prices which limit a troubled borrower's ability to sell the mortgaged property in an amount sufficient to satisfy the remaining debt obligation, more restrictive mortgage lending standards which limit a borrower's ability to refinance the loan, increases in housing supply relative to demand, historically high levels of coverage rescissions and claims denials as a result of material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and changes in claim settlement costs. The latter costs are influenced by the amount of unpaid principal outstanding on delinquent loans as well as the rising expenses of settling claims due to higher investigation costs, legal fees, and accumulated interest expenses.

The RFIG Run-off CCI business loss costs were also negatively impacted by litigation claim expense provisions in most quarterly periods of 2015 and 2014. The year-to-date 2015 provision, however, was much lower than that registered in the same period of 2014 when a second quarter litigated claim was settled in an amount greater than originally anticipated.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2012	$46,376	$53,221	14.70%	21.57%	$262.3
2013	44,678	46,395	13.09	18.73	212.2
2014	45,607	44,465	10.93	23.01	93.5
Nine Months Ended September 30:
2014	45,537	45,623	11.19	20.30	79.6
2015	45,189	46,716	10.38%	24.44%	30.2
Quarters Ended September 30:
2014	46,390	45,202			18.3
2015	$46,216	$43,822			$7.5
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2012	7.9%	31.6%	13.7%	20.8%	14.1%	11.2%	13.9%	20.8%	26.6%	10.8%
2013	8.0	25.9	11.2	16.6	9.6	10.3	14.1	19.8	26.3	9.2
2014	7.1	17.6	8.8	12.9	7.3	8.7	12.8	15.6	25.6	8.2
As of September 30:
2014	7.3	19.4	9.2	13.4	7.5	8.8	12.6	16.1	25.6	7.7
2015	7.1%	14.2%	8.2%	11.0%	6.5%	8.3%	12.5%	12.8%	25.5%	8.2%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2012	13.7%	34.2%	17.9%	27.2%	17.6%	15.3%	21.4%	19.5%	32.5%	25.5%
2013	12.6	28.8	14.2	21.4	13.2	12.9	19.9	16.8	31.1	23.8
2014	15.9	30.0	16.5	25.0	18.1	13.3	25.8	16.0	46.5	43.4
As of September 30:
2014	15.1	27.4	13.8	22.3	14.5	11.7	23.2	16.7	38.1	35.1
2015	18.9%	30.7%	14.7%	26.2%	20.2%	16.9%	28.3%	16.1%	58.9%	53.8%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	VA	NJ	NY
As of December 31:
2012	8.4%	31.3%	13.8%	21.3%	15.2%	11.1%	14.5%	10.3%	27.4%	23.0%
2013	8.4	26.4	11.5	17.0	10.7	10.8	14.6	9.7	27.1	22.8
2014	7.7	19.5	9.4	13.8	9.9	9.4	13.7	8.6	28.0	26.8
As of September 30:
2014	7.9	20.8	9.6	14.2	9.5	9.4	13.4	8.2	27.2	25.4
2015	7.8%	16.1%	8.6%	11.8%	9.2%	8.8%	13.4%	8.7%	28.1%	28.2%
__________

(b)	As determined by risk in force as of September 30, 2015, these 10 states represent approximately 50.8%, 58.0%, and 50.9%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2012	$73.8	173.9%	$112.8	265.7%	3.9%	$98.1
2013	48.5	162.9	44.5	149.4	2.6	54.4
2014	95.7	344.9	137.2	494.4%	2.1	25.2
Nine Months Ended
September 30:
2014	87.7	N/M	121.5	N/M	2.1	20.5
2015	31.7	176.1	55.8	N/M	2.0%	15.0
Quarters Ended
September 30:
2014	69.7	N/M	19.1	N/M		4.5
2015	$6.0	95.9%	$18.9	N/M		$3.3
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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2012	25.7%	89.6%	10.4%	48.5%
2013	23.7	88.0	8.1	49.2
2014	22.9	90.4	9.5	47.1
Nine Months Ended September 30:
2014	22.8	90.6	9.8	46.8
2015	23.3	88.0	9.6	47.9
Quarters Ended September 30:
2014	22.0	89.2	7.8	46.7
2015	22.7%	85.9%	9.3%	48.3%

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

Expenses: Total

The composite underwriting ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2012	98.7%	96.8%	232.2%	110.4%
2013	97.3	94.7	76.9	95.0
2014	100.8	95.6	106.7	99.4
Nine Months Ended September 30:
2014	98.9	96.7	113.0	99.1
2015	96.9	93.4	98.0	95.7
Quarters Ended September 30:
2014	100.2	95.3	94.1	98.1
2015	96.5%	91.5%	134.0%	96.2%

Expenses: Income Taxes

The effective consolidated income tax rates were 31.8% and 32.4% in the third quarter and first nine months of 2015, compared to 29.3% and 33.1% in the third quarter and first nine months of 2014, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

Old Republic's market risk exposures at September 30, 2015, have not materially changed from those identified in the Company's 2014 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	October 30, 2015

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