Form 10-K
period 2015-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2016-02-29
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)
For the fiscal year ended: December 31, 2015 OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☒                    Accelerated filer ☐
Non-accelerated filer    ☐                    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes: / No:X
The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Mercantile Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2015, the last day of the registrant's most recently completed second fiscal quarter, was $3,754,833,287.
The registrant had 262,052,245 shares of Common Stock outstanding as of January 31, 2016.
Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy statement for the 2016 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 110)	III, Items 10, 11, 12, 13 and 14 IV, Item 15
______________________________________
There are 111 pages in this report

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

In light of the above factors, the Company's affairs are necessarily managed for the long-run and without significant regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, such short reporting time frames do not comport well with the long-term nature of much of its business. Management believes that the Company's operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five or preferably ten year intervals. A ten year period in particular can likely encompass at least one economic and/or underwriting cycle and thereby provide an appropriate time frame for such cycle to run its course, for premium rate changes to emerge in financial results, and for reserved claim costs to be quantified with greater finality and effect.

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

Financial Information Relating to Segments of Business (a)

Net Revenues (b)	($ in Millions)
Years Ended December 31:	2015	2014	2013
General	$3,313.3	$3,113.5	$2,849.9
Title	2,080.7	1,791.6	2,025.6
Corporate & Other - net (c)	35.8	70.0	65.6
Subtotal	5,429.8	4,975.3	4,941.1
RFIG Run-off	245.0	282.9	353.4
Subtotal	5,674.8	5,258.3	5,294.5
Consolidated realized investment gains (losses)	91.3	272.3	148.1
Consolidated	$5,766.1	$5,530.7	$5,442.7

Income (Loss) Before Taxes
Years Ended December 31:	2015	2014	2013
General	$336.4	$221.3	$288.3
Title	166.8	99.5	124.3
Corporate & Other - net (c)	7.6	5.7	2.1
Subtotal	511.0	326.7	414.7
RFIG Run-off	29.4	10.3	110.0
Subtotal	540.4	337.1	524.8
Consolidated realized investment gains (losses)	91.3	272.3	148.1
Consolidated	$631.8	$609.4	$672.9

Assets
As of December 31:	2015	2014	2013
General	$14,523.0	$14,251.8	$13,276.6
Title	1,314.3	1,243.0	1,185.5
Corporate & Other - net (c)	294.3	384.8	249.8
Subtotal	16,131.7	15,879.7	14,712.0
RFIG Run-off	978.7	1,108.4	1,822.3
Consolidated	$17,110.5	$16,988.1	$16,534.4

Shareholders' Equity
As of December 31:	2015	2014	2013
General (d)	$2,736.7	$2,963.0	$2,986.3
Title (d)	476.0	463.4	445.2
Corporate & Other - net (c)	420.7	291.5	357.2
Subtotal	3,633.6	3,718.0	3,788.8
RFIG Run-off (d)	247.2	206.0	(13.8)
Consolidated	$3,880.8	$3,924.0	$3,775.0

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

(d)
Shareholders' equity excludes intercompany financing arrangements for the following segments: General - $912.6, $740.6, and $585.6 as of December 31, 2015, 2014, and 2013, respectively; Title - $159.9, $173.9, and $143.9 as of December 31, 2015, 2014, and 2013, respectively; RFIG Run-off - $- as of December 31, 2015, 2014, and 2013.

General Insurance Group
Old Republic's General Insurance segment is best characterized as a commercial lines insurance business with a strong focus on liability insurance coverages. Most of these coverages are provided to businesses, government, and other institutions. The Company does not have a meaningful exposure to personal lines insurance such as homeowners and private automobile coverages, nor does it insure significant amounts of commercial or other real property. In continuance of its commercial lines orientation, Old Republic also focuses on specific sectors of the North American economy, most prominently the transportation (trucking and general aviation), commercial construction, healthcare, education, retail and wholesale trade, forest products, energy, general manufacturing, and financial services industries. In managing the insurance risks it undertakes, the Company employs various underwriting and loss mitigation techniques such as utilization of policy deductibles, captive insurance risk-sharing arrangements, and retrospective rating and policyholder dividend plans. These underwriting techniques are intended to better correlate premium charges with the ultimate claims experience of individual or groups of assureds.
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
______
(Parenthetical dates refer to the year(s) when Old Republic's Companies began underwriting the coverages)
______

Commercial automobile, general liability and workers' compensation insurance policy coverages are typically produced in tandem for many assureds. For 2015, production of workers' compensation direct insurance premiums accounted for approximately 36.4% of consolidated General Insurance Group direct premiums written, while commercial automobile and general liability direct premium production amounted to approximately 28.3% and 11.3%, respectively, of such consolidated totals.

Approximately 91% of general insurance premiums are produced through independent agency or brokerage channels, while the remaining 9% is obtained through direct production facilities.

Title Insurance Group

Old Republic's flagship title insurance company was founded in 1907. The Title Insurance Group's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2015, approximately 27% of the Company's consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned agency and service subsidiaries of the Company), while the remaining 73% emanated from independent title agents and underwritten title companies.

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

The premiums charged for the issuance of title insurance policies vary with the policy amount and the type of policy issued. The premium is collected in full when the real estate transaction is closed, there being no recurring fee thereafter. In many areas, premiums charged on subsequent policies on the same property may be reduced depending generally upon the time elapsed between issuance of the previous policies and the nature of the transactions for which the policies are issued. Most of the charge to the customer relates to title services rendered in conjunction with the issuance of a policy rather than to the possibility of loss due to risks insured against. Accordingly, the cost of services performed by a title insurer relates for the most part to the prevention of loss rather than to the assumption of the risk of loss. Claim losses that do occur result primarily from title search and examination mistakes, fraud, forgery, incapacity, missing heirs and escrow processing errors.

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

Traditional primary insurance was issued on an individual loan basis to mortgage bankers, brokers, commercial banks and savings institutions through a network of Company-managed underwriting sites located throughout the country. Traditional primary loans were individually reviewed (except for loans insured under delegated underwriting programs) and priced according to filed premium rates. In underwriting traditional primary business, the Company generally adhered to the underwriting guidelines published by Fannie Mae or Freddie Mac both of which were purchasers of many of the loans the Company insured. Delegated underwriting programs allowed approved lenders to commit the Company to insure loans provided they adhered to predetermined underwriting guidelines.

Bulk and other insurance was issued on groups of loans to mortgage banking customers through a centralized risk assessment and underwriting department. These groups of loans were priced in the aggregate on a bid or negotiated basis. Coverage for insurance issued in this manner was provided through primary insurance policies (loan level coverage) or pool insurance policies (aggregate coverage). The Company considers transactions designated as bulk insurance to be exposed to higher risk (as determined by such characteristics as origination channel, loan amount, credit quality, and extent of loan documentation) than those designated as other insurance.

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

As to all types of mortgage insurance products, the amount of premium charge depended on various underwriting criteria such as loan-to-value ratios, the level of coverage being provided, the borrower's credit history, the type of loan instrument (whether fixed rate/fixed payment or an adjustable rate/adjustable payment), documentation type, and whether or not the insured property is categorized as an investment or owner occupied property. Coverage is non-cancelable by the Company (except in the case of non-payment of premium or certain master policy violations) and premiums are paid under single, annual, or monthly payment plans. Single premiums are paid at the inception of coverage and provide coverage for the entire policy term. Annual and monthly premiums are renewable on their anniversary dates with the premium charge determined on the basis of the original or outstanding loan amount. The majority of the Company's direct premiums were written under monthly premium plans. Premiums may be paid by borrowers as part of their monthly mortgage payment and passed through to the Company by the servicer of the loan, or paid directly by the originator of, or investor in the mortgage loan.

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

RMIC has continually evaluated the potential long-term underwriting performance of the run-off book of business based on various modeling techniques. The resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's standard model of forecasted results extending through 2022 continues to reflect ultimate profitability for the book of business. In this regard a long-used RMIC standard model indicates that underwriting performance of the book of business should, in the aggregate, be positive over the extended ten year run-off period assumed to end on or about December 31, 2022. As of December 31, 2015, it is nonetheless possible that MI operating results could be negative in the near term.

As of December 31, 2015, RFIG's mortgage insurance subsidiaries were eminently solvent. Their total statutory capital, inclusive of a contingency reserve of $265.8 million, was $311.0 million. As of the same date, RFIG's consolidated GAAP capitalization amounted to $247.2 million.
CCI policies, which have been issued by the Company since 1954, provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of loan balances by individual buyers and borrowers. Claim costs are typically affected by unemployment, bankruptcy, and other issues leading to failures to pay. During 2008, the Company ceased the underwriting of new policies and the existing book of business was placed in run-off operating mode. During 2015 and 2014 in particular, CCI underwriting performance was affected negatively by significant litigation costs arising from claims by and against one of the nation's major banking institutions.

Corporate and Other Operations

Corporate and other operations include the accounts of a small life and accident insurance business as well as those of the parent holding company and several minor corporate services subsidiaries that perform investment management, payroll, administrative and minor marketing services. The life and accident business registered net premium revenues of $19.4 million, $60.7 million, and $59.6 million in 2015, 2014 and 2013, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic's general insurance operations. For 2015, the much lower life and accident premium volume reflects the transfer of accident insurance premiums from a life and accident subsidiary to a general insurance group affiliate. Production of term life insurance, accounting for net premiums earned of $10.3 million, $11.9 million, and $13.0 million in 2015, 2014 and 2013, respectively, was terminated and placed in run off as of year end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company's insurance segments.

	($ in Millions)
Years Ended December 31:	2015	2014	2013
General Insurance Group:
Overall Experience: (d)
Net Premiums Earned	$2,894.7	$2,735.6	$2,513.7
Benefits and Claim Ratio	74.1%	77.9%	73.6%
Expense Ratio	23.5	22.9	23.7
Composite Ratio	97.6%	100.8%	97.3%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$929.9	$873.5	$824.2
Benefits and Claim Ratio	77.8%	74.0%	76.1%

Workers' Compensation:
Net Premiums Earned	$1,128.7	$1,109.6	$997.1
Benefits and Claim Ratio	80.7%	89.2%	79.6%

General Liability:
Net Premiums Earned	$171.2	$170.0	$158.4
Benefits and Claim Ratio	76.8%	88.2%	78.5%

Three Above Coverages Combined:
Net Premiums Earned	$2,230.0	$2,153.2	$1,979.9
Benefits and Claim Ratio	79.2%	82.9%	78.0%

Financial Indemnity: (a)(d)
Net Premiums Earned	$117.4	$105.9	$95.9
Benefits and Claim Ratio	39.1%	25.6%	21.4%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$214.3	$206.3	$193.5
Benefits and Claim Ratio	57.0%	65.7%	59.6%

Home and Automobile Warranty:
Net Premiums Earned	$242.4	$213.1	$187.8
Benefits and Claim Ratio	65.0%	65.1%	70.4%

Other Coverages: (b)
Net Premiums Earned	$92.8	$57.1	$59.2
Benefits and Claim Ratio	48.3%	77.9%	59.4%

Title Insurance Group: (c)
Net Premiums Earned	$1,624.7	$1,394.4	$1,567.1
Combined Net Premiums & Fees Earned	$2,045.3	$1,759.2	$1,996.1
Claim Ratio	4.9%	5.2%	6.7%
Expense Ratio	88.3	90.4	88.0
Composite Ratio	93.2%	95.6%	94.7%

RFIG Run-off Business: (d)
Net Premiums Earned	$219.9	$255.4	$316.5
Claim Ratio	88.0%	97.2%	68.8%
Expense Ratio	10.0	9.5	8.1
Composite Ratio	98.0%	106.7%	76.9%

All Coverages Consolidated:
Net Premiums & Fees Earned	$5,179.4	$4,811.1	$4,885.6
Benefits and Claim Ratio	47.5%	52.3%	45.8%
Expense Ratio	48.5	47.1	49.2
Composite Ratio	96.0%	99.4%	95.0%
__________

Any necessary reclassifications of prior years' data are reflected in the above table to conform to current presentation.

(a)	Consists principally of fidelity, surety, executive indemnity (directors & officers and errors & omissions), and GAP coverages.

(b)	Consists principally of aviation and travel accident coverages.

(c)	Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.
(d) Consumer credit indemnity coverages are reported within the RFIG Run-off segment and have been excluded from the General Insurance Group.

The effect of the reclassified CCI coverage from the General Insurance Group's overall and financial indemnity underwriting statistics to the RFIG Run-off Business were as follows:

	($ in Millions)
Years Ended December 31:	2015	2014	2013
General insurance overall experience:
Increase (decrease) in net premiums earned	$(23.9)	$(27.7)	$(29.8)
Percentage point increase (decrease) in claim ratio	(2.2)%	(4.2)%	(.9)%
Percentage point increase (decrease) in expense ratio	.1	.1	.2
Percentage point increase (decrease) in composite ratio	(2.1)%	(4.1)%	(.7)%

Financial Indemnity coverages:
Increase (decrease) in net premiums earned	$(23.9)	$(27.7)	$(29.8)
Percentage point increase (decrease) in claim ratio	(52.1)%	(97.3)%	(30.3)%

RFIG Run-off Business:
Increase (decrease) in net premiums earned	$23.9	$27.7	$29.8
Percentage point increase (decrease) in claim ratio	31.6%	48.4%	8.4%
Percentage point increase (decrease) in expense ratio	(.1)	(.2)	(.1)
Percentage point increase (decrease) in composite ratio	31.5%	48.2%	8.3%

Net Premiums Earned

General insurance 2015 and 2014 earned premium revenues rose for most insurance coverages with production spurred by both new business and a continuation of strong renewal rates for existing business. The Company's targeted insurance underwriting services in such fields as aviation, construction, energy, home warranty, trucking, and large account risk management provided the main impetus to this growth. The combination of a generally improving rate environment for most coverages and the slowly strengthening pace of U.S. economic activity were major contributing factors in these regards.

Title insurance premiums and fees increased in 2015 due to stronger housing and commercial property transactions and the segment's expanded market share. The decline in premium and fees in 2014 was mainly caused by the significant drop in refinance transactions from higher levels reached in 2013.

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

The overall general insurance 2015 claim ratio reflects lower expense provisions for current and prior years' claim occurrences. Prior years' loss reserve developments resulted in an increase of 1.5 and 3.9 percentage points in the claim ratio in 2015 and 2014, respectively. By contrast, 2013 loss development reduced the claim ratio by .9 percentage point. Adverse developments have been concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Given this concurrent underwriting approach, an evaluation of trends in premiums, claim and dividend ratios for these individual coverages is more appropriately considered for the aggregate of these coverages.

Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with variability in loss severity and frequency trends caused by fortuitous and other events. Changes in commercial automobile claim ratios are primarily due to fluctuations in claim frequencies. Loss ratios for workers' compensation and liability insurance can reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. Additionally, workers' compensation claim costs in particular are affected by a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, and self-insured or deductible insurance programs that are intended to mitigate claim costs over time. Claim ratios for a relatively small book of general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestos and environmental claims exposures.

Title insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity.

The RFIG Run-off - mortgage guaranty 2015 claim ratio was adversely affected by greater provisions for disputed claims in litigation. Excluding the affects of the litigation expense provisions, the claim ratios continue to decline due to the combined effects of further reductions in newly reported defaults and a rising rate at which previously reported defaults have cured or otherwise been resolved without payment. These factors led to highly favorable developments of prior year-end claim reserves during 2015, 2014, and 2013. Setting aside the aforementioned litigation expense provisions in 2015, these favorable reserve developments accounted for reductions of 65.0, 69.3, and 88.2 percentage points in the reported claim ratio for the years ended December 31, 2015, 2014, and 2013, respectively.

RFIG Run-off - CCI results were negatively impacted in 2015 and 2014 as ongoing litigation costs burdened this portion of the RFIG Run-off Business. The loss in 2015, however, was much lower than that registered in 2014 as the latter period was affected by greater net reserve provisions to cover the final settlement of a litigated case, as well as ongoing claim litigation with a major banking institution. 2013 CCI performance was most favorably affected by lower claim provisions resulting from improving delinquency trends and greater than anticipated claim salvage recoveries.

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

The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the incurrence of possibly higher or lower than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. Where applicable, the Company uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $228.6 million, $240.7 million and $241.4 million, as of December 31, 2015, 2014 and 2013, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are fundamentally of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above noted reasons.

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

In March 2010, federal regulations were revised once again as part of the Patient Protection and Affordability Act that reinstates two provisions that can potentially benefit claimants. In response to this most recent legislation and the above noted 2001 change, black lung claims filed or refiled have risen once again. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience as well as assumptions relative to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented through the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot be estimated with reasonable certainty.

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2015, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2015 and 2014, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $130.9 million and $128.8 million gross, respectively, and $100.6 million and $106.2 million net of reinsurance, respectively. Based on average annual claims payments during the five most recent calendar years, such reserves represented a paid loss survival ratio of 4.7 years (gross) and 6.2 years (net of reinsurance) as of December 31, 2015 and 4.5 years (gross) and 6.1 years (net of reinsurance) as of December 31, 2014. These 2014 survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2015, incurred A&E claim and related loss settlement costs have averaged .4% of average annual General Insurance Group claims and related settlement costs.

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

The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 2005 through 2015.

		($ in Millions)
(a)	As of December 31(6)(7):	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
(b)	Liability (1) for unpaid claims and claim adjustment expenses(2):	$4,908	$4,597	$4,197	$3,936	$3,769	$3,779	$3,229	$3,222	$3,175	$2,924	$2,414

(c)	Paid (cumulative) as of (3):
	One year later	—%	23.5%	25.0%	22.3%	24.3%	24.4%	26.8%	28.4%	29.4%	25.7%	15.9%
	Two years later	—	—	40.5	39.9	38.7	39.9	39.6	42.3	44.2	41.7	32.6
	Three years later	—	—	—	50.5	51.6	49.5	48.8	51.4	52.8	51.9	44.3
	Four years later	—	—	—	—	58.5	59.2	56.0	57.5	58.8	57.5	52.0
	Five years later	—	—	—	—	—	63.8	62.9	63.5	63.4	62.0	56.0
	Six years later	—	—	—	—	—	—	66.6	67.9	67.7	65.8	59.9
	Seven years later	—	—	—	—	—	—	—	70.8	70.9	68.9	63.3
	Eight years later	—	—	—	—	—	—	—	—	73.3	71.6	65.9
	Nine years later	—	—	—	—	—	—	—	—	—	74.0	68.5
	Ten years later	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	71.0%
(d)	Liability reestimated (i.e., cumulative payments plus reestimated ending liability)
	As of (4):
	One year later	—%	100.9%	104.5%	99.0%	99.5%	96.1%	97.6%	98.2%	97.4%	96.2%	95.2%
	Two years later	—	—	105.0	103.7	98.5	96.3	94.6	95.1	94.9	94.3	92.3
	Three years later	—	—	—	103.4	103.6	95.5	93.3	93.1	92.5	92.4	90.4
	Four years later	—	—	—	—	102.9	99.7	91.8	91.8	90.9	90.2	88.4
	Five years later	—	—	—	—	—	98.0	93.6	91.1	89.9	89.0	87.3
	Six years later	—	—	—	—	—	—	91.0	91.2	89.3	87.7	86.6
	Seven years later	—	—	—	—	—	—	—	89.3	89.2	87.5	85.6
	Eight years later	—	—	—	—	—	—	—	—	88.0	87.5	85.3
	Nine years later	—	—	—	—	—	—	—	—	—	86.8	85.4
	Ten years later	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	85.1%
(e)	Redundancy (deficiency)(5) for each year-end	—%	(.9)%	(5.0)%	(3.4)%	(2.9)%	2.0%	9.0%	10.7%	12.0%	13.2%	14.9%
	Average redundancy (deficiency) for all year-ends	3.8%
__________

(1)	Amounts are reported net of reinsurance.

(2)	Excluding unallocated loss adjustment expense reserves.

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

In 2015 and 2014, the Company experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2011 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. These adverse developments are reflected in the percentage deficiencies shown in the columns for 2011 to 2014 and in the lower redundancies shown in the columns for 2009 and 2010.

The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

		($ in Millions)
Years Ended December 31: (1)		2015	2014	2013	2012	2011	2010		2009	2008	2007	2006	2005

(a)	Beginning net reserves	$4,597	$4,197	$3,936	$3,769	$3,779	$3,819	*	$3,222	$3,175	$2,924	$2,414	$2,182
Incurred claims and claim expenses:
(b)	Current year provision	1,960	1,897	1,762	1,652	1,582	1,351		1,343	1,452	1,490	1,295	1,191
(c)	Change in prior years' provision	41	190	(40)	(19)	(149)	(76)		(56)	(83)	(110)	(116)	(52)
(d)	Total incurred	2,001	2,088	1,722	1,632	1,432	1,275		1,287	1,369	1,379	1,179	1,138
Claim payments on:
(e)	Current years' events	600	588	552	524	537	529		460	502	476	342	402
(f)	Prior years' events	1,090	1,099	907	941	905	786		818	820	652	326	504
(g)	Total payments	1,690	1,688	1,460	1,465	1,442	1,315		1,279	1,323	1,128	668	907

(h)	Ending net reserves (a + d - g)	4,908	4,597	4,197	3,936	3,769	3,779		3,229	3,222	3,175	2,924	2,414
(i)	Unallocated loss adjustment
	expense reserves	299	231	202	183	137	149		104	104	103	97	92
(j)	Reinsurance recoverable on
	claims reserves	2,722	2,992	2,801	2,787	2,827	2,825		2,046	2,020	1,976	1,929	1,894
(k)	Gross claims reserves (h + i + j)	$7,931	$7,821	$7,201	$6,907	$6,733	$6,753		$5,380	$5,346	$5,256	$4,951	$4,401
__________

(*) Includes reserves acquired through the PMA merger.
(1) CCI coverages have been fully retained in this historical table for all years presented. For segment reporting purposes, $155.1 million, $107.7 million, and $66.2 million of ending net reserves reported in the above table are reported as part of the RFIG Run-off Business segment as of December 31, 2015, 2014, and 2013, respectively. In connection with the previously noted MI/CCI combination, certain General Insurance Group companies retain losses pursuant to various quota share and stop loss reinsurance agreements.

(b) Investments. In common with other insurance organizations, Old Republic invests most capital and operating funds in income producing securities. Investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. For many years, Old Republic's investment policy has therefore been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities, and in more recent years, high yielding publicly traded large capitalization common shares. The investment policy is also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company's invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries' long-term obligations to insurance policyholders and other beneficiaries, as well as evaluations of their long-term effect on stability of capital accounts. Accordingly, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Management considers investment grade fixed maturity securities to be those rated by major credit rating agencies that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no bond or note investments in default as to principal and/or interest at December 31, 2015 and 2014. The status and fair value changes of each investment is reviewed on at least a quarterly basis, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. Substantially all of the Company's invested assets as of December 31, 2015 have been classified as "available for sale" pursuant to the existing investment policy.

The Company's investment policy is not designed to maximize or emphasize the realization of investment gains. The combination of gains and losses from sales or impairments of securities is reflected as realized gains and losses in the income statement. Dispositions of securities result principally from scheduled maturities of bonds and notes and sales of fixed income and equity securities available for sale. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, allocation to industry sectors, changes in credit quality, and tax planning considerations.

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31:	2015	2014
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$1,284.9	$1,145.9
Tax-Exempt	—	51.4
Corporate	6,896.5	7,219.9
	8,181.5	8,417.2

Equity Securities	1,987.8	2,011.7
Short-term Investments	669.4	609.4
Miscellaneous Investments	27.2	24.7
Total available for sale	10,866.1	11,063.2
Held to Maturity
Fixed Maturity Securities:
Tax-Exempt	355.8	—
Other Investments	3.5	5.5
Total Investments	$11,225.5	$11,068.8

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31:	2015	2014	2013
Fixed Maturity Securities:
Taxable Interest	$294.0	$292.7	$289.0
Tax-Exempt Interest	2.3	3.2	9.6
	296.4	296.0	298.7

Equity Securities Dividends	91.0	49.3	21.2

Other Investment Income:
Interest on Short-term Investments	.8	.8	1.1
Sundry	3.7	3.0	2.6
	4.5	3.9	3.7
Gross Investment Income	392.1	349.2	323.7
Less: Investment Expenses (a)	3.4	3.7	4.9
Net Investment Income	$388.6	$345.5	$318.7

__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.3 million, $.4 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $8.5 billion and $8.4 billion at December 31, 2015 and 2014, respectively, represented approximately 50% of consolidated assets and 65% and 64%, respectively, of consolidated liabilities as of December 31, 2015 and 2014.

Credit Quality Ratings of Fixed Maturity Securities (b)
December 31:	2015	2014
	(% of total portfolio)
Aaa	17.2%	13.4%
Aa	9.6	9.6
A	32.3	36.5
Baa	34.7	35.3
Total investment grade	93.8	94.8
All other (c)	6.2	5.2
Total	100.0%	100.0%
__________

(b)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(c)	"All other" includes non-investment grade or non-rated issuers.

Age Distribution of Fixed Maturity Securities
December 31:	2015	2014
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	9.9%	7.8%
Due after one year through five years	40.8	43.6
Due after five years through ten years	47.0	46.4
Due after ten years through fifteen years	1.9	1.7
Due after fifteen years	.4	.5
	100.0%	100.0%

Average Maturity in Years	4.9	5.0

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2015.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 271 Company offices and through agencies and underwritten title companies in the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2015, approximately 73% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

Title insurance premium and fee revenue is closely related to the level of activity in the real estate market. The volume of real estate activity is affected by the availability and cost of financing, population growth, family movements and other socio-economic factors. Also, the title insurance business is seasonal. During the winter months, new building activity is reduced and, accordingly, the Company produces less title insurance business relative to new construction during such months than during the rest of the year. The most important factors, insofar as Old Republic's title business is concerned, however, are the rates of activity in the resale and refinance markets for residential properties.

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

The personal contacts, relationships, reputations, and intellectual capital of Old Republic's key executives and other associates responsible for the production of business are a vital element in obtaining and retaining much of its business. Many of the Company's customers produce large amounts of premiums and fees and therefore warrant substantial levels of attention and involvement by these persons. In this respect, Old Republic's mode of operation is similar to that of professional reinsurers and commercial insurance brokers, and relies on the marketing, underwriting, and management skills of relatively few key people for large parts of its business.

Historically, several types of insurance coverages underwritten by Old Republic, such as consumer credit indemnity, title, and mortgage guaranty insurance, have been affected in varying degrees by changes in national economic conditions. During periods when housing activity or mortgage lending are constrained by any combination of rising interest rates, tighter mortgage underwriting guidelines, falling home prices, excess housing supply and/or economic recession, operating and/or claim costs pertaining to such coverages tend to rise disproportionately to revenues and can result in underwriting losses and reduced levels of profitability.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2015	2014	2013
United States:
Northeast	12.5%	12.6%	12.4%
Mid-Atlantic	7.9	8.5	9.9
Southeast	20.0	19.1	19.3
Southwest	11.8	12.4	11.4
East North Central	12.1	12.3	11.9
West North Central	10.7	10.8	10.8
Mountain	7.2	6.9	7.4
Western	16.0	15.4	14.8
Foreign (Principally Canada)	1.8	2.0	2.1
Total	100.0%	100.0%	100.0%

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

The following table displays the Company's General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2015.

Major General Insurance Balances Due from Reinsurers

		($ in Millions)			% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Claim	Exposure	Reinsured
Reinsurer	Rating	Claims	Reserves	to Reinsurer	Liabilites
Munich Re America, Inc.	A+	$10.2	$432.3	$442.6	16.1%
Swiss Reinsurance America Corporation	A+	8.2	220.6	228.8	8.3
Hannover Ruckversicherungs	A+	1.9	158.8	160.8	5.9
Archway Insurance, Ltd.	Unrated	—	105.3	105.3	3.8
National WC Reinsurance Pool	Unrated	1.8	100.0	101.8	3.7
Trabaja Reinsurance Company	Unrated	1.7	97.6	99.4	3.6
AXIS Reinsurance Company	A+	.2	81.4	81.6	3.0
Summit Insurance Company Ltd.	Unrated	—	75.4	75.5	2.8
School Boards Insurance Co. of PA, Inc.	B+	1.0	65.2	66.3	2.4
Transatlantic Reinsurance Company	A	1.8	60.0	61.9	2.3
		$27.3	$1,396.9	$1,424.3	51.9%

Reinsured liabilities of the RFIG Run-off Business, Title Insurance Group and small life and accident insurance operations are not material.

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 million for workers' compensation; $5.0 million for commercial auto liability; $5.0 million for general liability; $12.0 million for executive protection (directors & officers and errors & omissions); $2.0 million for aviation; and $5.0 million for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0 million. An immaterial amount of the mortgage guaranty traditional primary risk in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other mortgage guaranty insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is (in whole dollars) $38,700 per insured loan.

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

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger is $100 million, $120 million, $140 million, $160 million, $180 million, and $200 million for 2015, 2016, 2017, 2018, 2019, and 2020, respectively. Once the program trigger is met, TRIPRA will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% for 2015 and declines by one percentage point per year until it reaches 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 million in excess of $5.0 million for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 million to manage the Company's net exposures.

(e) Competition. The insurance business is highly competitive and Old Republic competes with many stockholder-owned and mutual insurance companies. Many of these competitors offer more insurance coverages and have substantially greater financial resources than the Company. The rates charged for many of the insurance coverages in which the Company specializes, such as workers' compensation insurance, other property and liability insurance and title insurance, are primarily regulated by the states and are also subject to extensive competition among major insurance organizations. The basic methods of competition available to Old Republic, aside from rates, are service to customers, expertise in tailoring insurance programs to the specific needs of its clients, efficiency and flexibility of operations, personal involvement by its key executives, and, as to title insurance, accuracy and timely delivery of evidences of title issued.

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

(g) Employees. As of December 31, 2015, Old Republic and its subsidiaries employed approximately 8,200 persons on a full time basis. Approximately 50% of this total was represented by employees associated with the Company's title insurance segment. A majority of eligible full time employees participate in various pension plans (all of which are frozen) or other plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

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

Item 1A - Risk Factors

Risk factors are uncertainties and events over which the Company has limited or no control, and which can have a materially adverse effect on its business, results of operations or financial condition. The Company and its business segments are subject to a variety of such risk factors and, within individual segments, each type of insurance coverage may be exposed to risk factors specific to them. The following sections set forth management's evaluation of material risk factors for the Company as a whole and for each business segment. There may be risks which management does not presently consider to be material that may later prove to be material risk factors as well.

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

Capitalization

Apart from dividends and interest on intercompany financing arrangements from its subsidiaries, the Company has access to various capital and liquidity resources including holding company investments and the public debt and equity capital markets. The availability of all such capital sources cannot, however, be assured and its cost could be significant at the time capital is raised. At December 31, 2015, the Company's consolidated debt to equity ratio was 24.8%.

Convertible Senior Notes and Senior Notes

Old Republic's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at December 31, 2015, and management has every expectation that its solvent state is likely to prevail. Moreover, RMIC is expected to be an increasingly less significant subsidiary over time as its in force business declines.

Risk Factors Common to the Company and its Insurance Subsidiaries

Investment Risks

The Company’s investment portfolio consists primarily of highly rated debt securities and large capitalization common stocks. Its investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Changing and unprecedented market conditions could materially impact the future valuation of securities in its investment portfolio. This could cause the Company to impair the carrying value of some portion of those securities in the future. Volatility or illiquidity in the markets in which the Company holds positions may cause certain other-than-temporary impairments within its portfolio and thus lead to potentially significant adverse effects on the Company’s liquidity, financial condition and operating results.

Income from the Company’s investment portfolio is one of its primary sources of cash flow to support operations and claim payments. Should the Company improperly structure its investment portfolio to meet those future liabilities or should it have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity or under adverse securities markets conditions, the Company could be unable to meet those obligations. The Company’s investments and investment policies are subject to the provisions of state insurance laws, which results in its portfolio being predominantly limited to highly rated fixed income securities. Interest rates on fixed income securities are near historical lows. In the event that interest rates should rise above those of the Company’s fixed income securities, the market value of the Company’s investment portfolio would decline. Any significant decrease in the value of the Company’s investment portfolio could adversely impact its GAAP financial condition, but not necessarily the statutory financial condition of its insurance subsidiaries since their fixed maturities portfolio is generally stated at amortized cost from a regulatory standpoint.

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

The Company may be forced to change its investments or investment policies depending upon regulatory, economic and market conditions, thus affecting the existing or anticipated financial condition and operating needs, including the tax position, of its business. In such circumstances, the Company’s investment objectives may not be achieved. While the Company’s portfolio consists mostly of highly-rated investments and complies with applicable regulatory requirements, the success of its investment activity is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of fixed-income securities.

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

Inadequate Reserves

Reserves are the amounts that an insurance company sets aside for its anticipated policy liabilities. Claim reserves are an estimate of liability for unpaid claims and claims defense and adjustment expenses, and cover both reported as well as IBNR claims. It is not possible to calculate precisely what these liabilities will amount to in advance and, therefore, the reserves represent a best estimate at any point in time. Such estimates are based upon known historical loss data, certain assumptions and expectations of future trends in claim frequency and severity, inflation and other economic considerations. The latter are affected by a variety of factors over which insurers have little or no control and which can be quite volatile.

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

Title Insurance Group

Housing and Mortgage Lending Markets

The tightening and collapse of credit markets, the collapse of the housing market, the general decline in the value of real property, the rise in unemployment, and the uncertainty and negative trends in general economic conditions that began in 2006 created a difficult operating environment for the Company's title insurance subsidiaries. While these conditions have since improved to varying degrees, any return of these recessionary conditions could have a materially adverse effect on these subsidiaries' financial condition and results of operation over the near and longer terms. The impact of these conditions was somewhat mitigated both by lower mortgage interest rates, which lead to an increase in mortgage refinancings and by a rise in the number of agents producing business for the Companies' title insurance subsidiaries. Future rises in mortgage interest rates, however, could result in a decline in refinancing activity which, in turn, may result in reduced title insurance business.

Competition

Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top four title insurance companies during 2015 accounted for about 87% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is always competition among the major companies for key employees, especially those engaged in business production. Among the four largest national title insurers, the Company’s title insurance subsidiaries rely upon independent agencies to produce most of their business, whereas the other title insurers rely more on owned agencies. Independent agencies can direct business to any title insurer, whereas owned agencies will only direct business to their parent or affiliated title insurers. The Company’s title subsidiaries are therefore more vulnerable to a loss of business than are the other largest title companies.

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

RMIC has continually evaluated the potential long-term underwriting performance of the run-off book of business based on various modeling techniques. The resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 51% is occupied by Old Republic, and the remainder is leased to others. In addition to its Chicago building, the Company owns two other major office buildings. A subsidiary of the Title Insurance Group partially occupies its owned operations headquarters building in Minneapolis, Minnesota. This building contains 110,000 square feet of floor space of which approximately 85% is occupied by the Title Insurance Group, and the remainder is leased to others. A subsidiary of the General Insurance Group, PMA, owns its building in Blue Bell, Pennsylvania. This building contains 110,000 square feet of floor space and is entirely owner-occupied. Seven smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2015 was $67.5 million.

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

In late September, 2015, RMIC reached a preliminary claims settlement with Countrywide and B of A. The final settlement is contingent on the consents of stakeholders in the outcome of these disputes. The parties are currently working to obtain those consents. Pursuant to the terms of the preliminary settlement, all proceedings between the parties are stayed.

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

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low sales prices as reported on the New York Stock Exchange and cash dividends declared for each quarterly period during the past two years were as follows:

		Sales Price		Cash
		High	Low	Dividends
1st quarter	2014	$17.25	$14.20	$.1825
2nd quarter	2014	17.26	15.69	.1825
3rd quarter	2014	17.08	14.23	.1825
4th quarter	2014	$15.39	$13.43	$.1825

1st quarter	2015	$15.30	$13.59	$.1850
2nd quarter	2015	16.24	14.75	.1850
3rd quarter	2015	16.90	14.86	.1850
4th quarter	2015	$19.11	$15.24	$.1850

As of January 31, 2016, there were 2,194 registered holders of the Company's Common Stock. See Note 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five Year Performance Graphs for Common Stock

The following table, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2015. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following tables has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2015)

	Dec 10	Dec 11	Dec 12	Dec 13	Dec 14	Dec 15
ORI	$100.00	$72.70	$90.02	$153.34	$136.25	$181.62
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	110.95	134.99	178.21	204.86	233.33

The Peer Group consists of the following publicly held corporations selected by the Company for its 2010 to 2015 comparison: Ace Limited, American Financial Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, Fidelity National Financial, Inc., First American Financial Corporation, Markel Corporation, Stewart Information Services Corporation, Travelers Companies, Inc., and XL Group Plc.

The composition of the Peer Group companies has been approved by the Compensation Committee.

Item 6 - Selected Financial Data ($ in millions, except share data)

December 31:	2015	2014	2013	2012	2011
FINANCIAL POSITION:
Cash and Invested Assets (a)	$11,475.5	$11,291.6	$11,109.1	$10,800.6	$10,685.2
Other Assets	5,635.0	5,696.4	5,425.2	5,426.2	5,365.2
Total Assets	$17,110.5	$16,988.1	$16,534.4	$16,226.8	$16,050.4

Liabilities, Other than Debt	$12,267.8	$12,099.0	$12,190.1	$12,057.6	$11,365.0
Debt	961.7	965.0	569.2	572.9	912.8
Total Liabilities	13,229.6	13,064.0	12,759.4	12,630.6	12,277.8
Preferred Stock	—	—	—	—	—
Common Shareholders' Equity	3,880.8	3,924.0	3,775.0	3,596.2	3,772.5
Total Liabilities and Shareholders' Equity	$17,110.5	$16,988.1	$16,534.4	$16,226.8	$16,050.4

Total Capitalization (b)	$4,842.6	$4,889.1	$4,344.3	$4,169.1	$4,685.4

Years Ended December 31:	2015	2014	2013	2012	2011
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned	$5,179.4	$4,811.1	$4,885.6	$4,471.0	$4,050.1
Net Investment and Other Income	495.4	447.1	408.9	451.1	479.8
Realized Investment Gains (Losses)	91.3	272.3	148.1	47.8	115.5
Net Revenues	5,766.1	5,530.7	5,442.7	4,970.1	4,645.5
Benefits, Claims, and
Settlement Expenses	2,459.3	2,514.5	2,238.3	2,765.3	2,764.3
Underwriting and Other Expenses	2,675.0	2,406.6	2,531.3	2,333.3	2,117.8
Pretax Income (Loss)	631.8	609.4	672.9	(128.5)	(236.7)
Income Taxes (Credits)	209.6	199.7	225.0	(59.8)	(96.1)
Net Income (Loss)	$422.1	$409.7	$447.8	$(68.6)	$(140.5)

COMMON SHARE DATA:
Net Income (Loss):
Basic	$1.63	$1.58	$1.74	$(.27)	$(.55)
Diluted	$1.48	$1.44	$1.57	$(.27)	$(.55)

Dividends: Cash	$.74	$.73	$.72	$.71	$.70

Book Value	$15.02	$15.15	$14.64	$14.03	$14.76

Common Shares (thousands):
Outstanding	258,459	259,012	257,937	256,392	255,681

Average: Basic	259,502	258,553	257,443	255,812	255,045
Diluted	296,088	295,073	293,684	255,812	255,045
__________

(a)	Consists of cash, investments and accrued investment income.

(b)	Total capitalization consists of debt, preferred stock, and common shareholders' equity.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for .4% of consolidated operating revenues for the year ended December 31, 2015 and 1.0% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases, most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements is guidance recently issued by the FASB relative to short-duration insurance contracts, revenue recognition and the recognition and measurement of financial instruments, all of which are discussed further in the Notes to Consolidated Financial Statements.

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

In light of the above factors, the Company's affairs are necessarily managed for the long run and without significant regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, such short reporting time frames do not comport well with the long-term nature of much of its business. Management believes that the Company's operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five or preferably ten year intervals. A ten year period in particular can likely encompass at least one economic and/or underwriting cycle and thereby provide an appropriate time frame for such cycle to run its course, for premium rate changes to emerge in financial results, and for reserved claim costs to be quantified with greater finality and effect.

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY

Pretax operating income comparison with 2014 were enhanced by greater General Insurance underwriting and investment income, and by the record-setting full year performance of Old Republic’s Title Insurance business. 2015 consolidated net income, however, was affected by lower realized gains from sales of investment securities in comparison with the substantial gains registered in 2014. Consolidated operating results for 2013 were marked by improved underwriting performance in most of Old Republic’s active and run-off operations.The segmented components of consolidated results and related data are summarized in the following table.

Financial Highlights
					% Change
					2015	2014
Years Ended December 31:	2015		2014	2013	vs. 2014	vs. 2013
Operating revenues:
General insurance	$3,313.3		$3,113.5	$2,849.9	6.4%	9.3%
Title insurance	2,080.7		1,791.6	2,025.6	16.1	(11.6)
Corporate and other	35.8	(a)	70.0	65.6	(48.9)	6.8
Subtotal	5,429.8		4,975.3	4,941.1	9.1	0.7
RFIG run-off business	245.0		282.9	353.4	(13.4)	(19.9)
Total	$5,674.8		$5,258.3	$5,294.5	7.9%	(0.7)%
Pretax operating income (loss):
General insurance	$336.4		$221.3	$288.3	52.0%	(23.2)%
Title insurance	166.8		99.5	124.3	67.6	(19.9)
Corporate and other	7.6		5.7	2.1	32.7	175.7
Subtotal	511.0		326.7	414.7	56.4	(21.2)
RFIG run-off business	29.4		10.3	110.0	183.6	(90.6)
Total	540.4		337.1	524.8	60.3	(35.8)
Realized investment gains (losses):
From sales	91.3		272.3	148.1	(66.5)	83.9
From impairments	—		—	—	—	—
Net realized investment gains (losses)	91.3		272.3	148.1	(66.5)	83.9
Consolidated pretax income (loss)	631.8		609.4	672.9	3.7	(9.4)
Income taxes (credits)	209.6		199.7	225.0	5.0	(11.3)
Net income (loss)	$422.1		$409.7	$447.8	3.0%	(8.5)%
Components of diluted earnings per share:
Net operating income (loss):
General insurance	$0.76		$0.52	$0.67
Title insurance	0.37		0.22	0.28
Corporate and other	0.08		0.08	0.06
Subtotal	1.21		0.82	1.01
RFIG run-off business	0.07		0.02	0.24
Total	1.28		0.84	1.25
Net realized investment gains (losses)	0.20		0.60	0.32
Net income (loss)	$1.48		$1.44	$1.57
Cash dividends paid per share	$0.74		$0.73	$0.72
Ending book value per share	$15.02		$15.15	$14.64

(a)	Reflects the transfer of accident insurance business from a life and accident subsidiary to a general insurance affiliate resulting in a $26.4 reduction in premiums during 2015.

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

General Insurance Results - The table below shows the major elements driving General Insurance operating performance for the periods reported upon.

	General Insurance Group
				% Change
				2015	2014
Years Ended December 31:	2015	2014	2013	vs. 2014	vs. 2013
Net premiums earned	$2,894.7	$2,735.6	$2,513.7	5.8%	8.8%
Net investment income	312.1	278.8	249.6	12.0	11.7
Other income	106.3	99.0	86.5	7.4	14.4
Operating revenues	3,313.3	3,113.5	2,849.9	6.4	9.3
Benefits and claim costs	2,143.5	2,132.3	1,849.4	0.5	15.3
Sales and general expenses	786.6	726.3	681.1	8.3	6.6
Interest and other costs	46.6	33.5	30.9	39.0	8.5
Total operating expenses	2,976.8	2,892.2	2,561.6	2.9	12.9
Pretax operating income (loss)(*)	$336.4	$221.3	$288.3	52.0%	(23.2)%

Claim ratio	74.1%	77.9%	73.6%	(4.9)%	5.8%
Expense ratio	23.5	22.9	23.7	2.6	(3.4)
Composite underwriting ratio	97.6%	100.8%	97.3%	(3.2)%	3.6%
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $58.6, $108.8, and $14.0 of pretax operating losses for 2015, 2014, and 2013, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

2015 general insurance operating earnings benefitted from more positive underwriting performance. Earned premium revenues rose for most insurance coverages with production spurred by both new business and a continuation of strong renewal rates for existing business. 2014 consolidated general insurance operations produced much lower pretax operating income. Net premiums earned reflected slightly higher growth than the 8.1% gain registered for all of 2013. Continued benefits from rate improvements, higher policy retentions, and new business production accounted for 2014's greater premium revenues. Net investment income advanced in 2015 and 2014. In the most recent years, this revenue source has generally trended higher due to a rising invested asset base and enhanced yields largely obtained from a greater, high quality common stock portfolio.

2015 earned premiums growth was accompanied by relatively lower expense provisions for current and prior years’ claim occurrences. Prior years’ loss reserve developments resulted in an increase of 1.5 percentage points in the claim ratio for 2015’s full year. By contrast, 2014 loss development added 3.9 percentage points to the year's claim ratio while a benefit of .9 percentage point favored the 73.6% claim ratio of 2013. 2015 production and general operating expenses held fairly steady in context of revenue trends. For all of 2015, the combination of these operating factors led to the more positive composite underwriting ratios shown in the above table. For 2014, the higher claim ratio produced negative underwriting results compared to the positive underwriting performance of 2013.

Title Insurance Results - Earnings for Old Republic’s title insurance segment reflected highly positive trends throughout 2015 as the table below shows.

	Title Insurance Group
				% Change
				2015	2014
Years Ended December 31:	2015	2014	2013	vs. 2014	vs. 2013
Net premiums and fees earned	$2,045.3	$1,759.2	$1,996.1	16.3%	(11.9)%
Net investment income	34.0	29.9	26.6	13.9	12.4
Other income	1.3	2.4	2.8	(45.8)	(15.4)
Operating revenues	2,080.7	1,791.6	2,025.6	16.1	(11.6)
Claim costs	99.2	91.9	134.0	8.0	(31.4)
Sales and general expenses	1,807.0	1,592.3	1,759.7	13.5	(9.5)
Interest and other costs	7.5	7.8	7.4	(4.7)	5.3
Total operating expenses	1,913.8	1,692.0	1,901.3	13.1	(11.0)
Pretax operating income (loss)	$166.8	$99.5	$124.3	67.6%	(19.9)%

Claim ratio	4.9%	5.2%	6.7%	(5.8)%	(22.4)%
Expense ratio	88.3	90.4	88.0	(2.3)	2.7
Composite underwriting ratio	93.2%	95.6%	94.7%	(2.5)%	1.0%

The substantial bottom line improvement in 2015 was driven by the very good performance of this segment’s basic underwriting and related services functions. Significant premiums and fees growth benefitted from stronger housing and commercial property transactions and the segment’s expanded market share. The decline in title insurance premiums and fees throughout 2014 was mainly caused by the significant drop in refinance transactions from higher levels reached in 2013. The impact of lower refinance activity was magnified by adverse weather conditions in the early part of 2014 which likely deterred consumer spending and purchases, and by a rise in mortgage interest rates beginning mid-year 2013. The latter year's premiums and fees revenues had benefitted from market share gains, steadily improving housing sales and related financing transactions, and a relatively low mortgage interest rate environment. Net investment income edged up in both 2015 and 2014 due to greater yields on a moderately larger investment portfolio. Lower claim and operating costs relative to net premiums and fees earned further contributed to an advancing bottom line.

Underwriting wise, claim ratios for the three most recent years have trended down as claim frequency and severity have continued to abate. Sales and general expenses have trended in general harmony with premiums and fees revenue trends.

RFIG Run-off Business Results - The following table shows RFIG’s comparative results for its mortgage guaranty (“MI”) and consumer credit indemnity (“CCI”) run-off coverages.

	RFIG Run-off Business
				% Change
				2015	2014
Years Ended December 31:	2015	2014	2013	vs. 2014	vs. 2013
A. MI:
Net premiums earned	$195.9	$227.6	$286.7	(13.9)%	(20.6)%
Net investment income	24.2	26.9	36.4	(10.1)	(26.0)
Claim costs	110.5	111.0	173.2	(0.5)	(35.9)
Pretax operating income (loss)	$89.9	$121.6	$126.3	(26.0)%	(3.7)%

Claim ratio	56.4%	48.8%	60.4%	15.6%	(19.2)%
Expense ratio	10.1	9.7	8.2	4.1	18.3
Composite underwriting ratio	66.5%	58.5%	68.6%	13.7%	(14.7)%

B. CCI(*):
Net premiums earned	$23.9	$27.7	$29.8	(13.7)%	(6.9)%
Net investment income	0.8	0.5	0.4	47.7	36.4
Benefits and claim costs	83.0	137.2	44.5	(39.4)	208.2%
Pretax operating income (loss)	$(60.4)	$(111.2)	$(16.2)	45.6%	N/M

Claim ratio	346.9%	494.4%	149.4%	(29.8)%	230.9%
Expense ratio	9.2	8.5	6.6	8.2	28.8
Composite underwriting ratio	356.1%	502.9%	156.0%	(29.2)%	222.4%

C. Total MI and CCI run-off business:
Net premiums earned	$219.9	$255.4	$316.5	(13.9)%	(19.3)%
Net investment income	25.1	27.5	36.8	(8.9)	(25.2)
Benefits and claim costs	193.6	248.2	217.7	(22.0)	14.0
Pretax operating income (loss)	$29.4	$10.3	$110.0	183.6%	(90.6)%

Claim ratio	88.0%	97.2%	68.8%	(9.5)%	41.3%
Expense ratio	10.0	9.5	8.1	5.3	17.3
Composite underwriting ratio	98.0%	106.7%	76.9%	(8.2)%	38.8%
(*) In connection with the run-off MI and CCI combination, $58.6, $108.8, and $14.0 of pretax operating losses for 2015, 2014, and 2013, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Consistent with a run-off operating mode, the combined MI and CCI lines posted continued declines in earned premiums for each of the past three years. Investment income was also down by virtue of depressed yields on the segment’s declining invested asset base.

Mortgage guaranty operating results have improved since 2013's second quarter mostly due to much reduced claim provisions and resulting costs. Key factors driving this reduction relate mostly to the continued decline in reported delinquencies and higher rates at which previously reported defaults are cured or otherwise resolved without payment. The improved cure rates are a reflection of gradually improving trends in home prices, foreclosures, and real estate activity in general. Since year-end 2012, these factors have led to favorable developments of prior year-end claim reserves. Such developments resulted in the lowering of claim ratios by 65.0, 69.3 and 88.2 percentage points in 2015, 2014, and 2013, respectively. For 2015, these beneficial effects were dampened by greater claim litigation cost provisions.

The CCI run-off portion of RFIG’s operations reflected substantial volatility and was impacted adversely by much higher litigation expense provisions in 2015 and 2014. CCI’s claim ratio for all of 2014 reflected even higher provisions due to a litigated claim settlement in an amount greater than originally anticipated.

Corporate and Other Operations - The combination of a small life and accident insurance business and the net costs associated with operations of the parent holding company and its internal services subsidiaries usually produce highly variable results. Earnings variations posted by these relatively minor elements of Old Republic's business stem from volatility inherent to the small scale of life and accident insurance operations, and net interest costs related to external and intra-system financing arrangements. The much lower life & accident premium volume in 2015 reflects the transfer of such premiums from a life and accident subsidiary to a general insurance group affiliate. The effect of the transfer was negligible with respect to segmented pretax operating income (loss) trends. The interplay of these various operating elements is summarized in the following table:

	Corporate and Other Operations
				% Change
				2015	2014
Years Ended December 31:	2015	2014	2013	vs. 2014	vs. 2013
Net premiums earned	$19.4	$60.7	$59.3	(67.9)%	2.5%
Net investment income	17.2	9.2	5.6	87.0	64.5
Other income	(0.9)	—	0.6	N/M	(86.7)
Operating revenues	35.8	70.0	65.6	(48.9)	6.8
Benefits and claim costs	22.8	42.0	37.3	(45.6)	12.6
Insurance expenses	6.3	26.5	28.4	(76.1)	(6.6)
Corporate, interest and other expenses-net	(1.1)	(4.3)	(2.3)	74.4	(86.2)
Total operating expenses	28.1	64.2	63.5	(56.3)	1.3
Pretax operating income (loss)	$7.6	$5.7	$2.1	32.7%	175.7%

Consolidated Results - The combination of all of the above changes and occurrences in Old Republic's business segments contributed to the following consolidated results:

	ORI Consolidated
				% Change
				2015	2014
Years Ended December 31:	2015	2014	2013	vs. 2014	vs. 2013
Net premiums and fees earned	$5,179.4	$4,811.1	$4,885.6	7.7%	(1.5)%
Net investment income	388.6	345.5	318.7	12.5	8.4
Other income	106.7	101.6	90.1	5.1	12.7
Operating revenues	5,674.8	5,258.3	5,294.5	7.9	(0.7)
Benefits and claim costs	2,459.3	2,514.5	2,238.3	(2.2)	12.3
Sales and general expenses	2,633.0	2,381.0	2,509.7	10.6	(5.1)
Interest and other costs	41.9	25.6	21.6	63.4	18.5
Total operating expenses	5,134.3	4,921.2	4,769.7	4.3	3.2
Pretax operating income (loss)	540.4	337.1	524.8	60.3	(35.8)
Income taxes (credits)	177.7	104.3	173.2	70.3	(39.7)
Net operating income (loss)	362.7	232.7	351.6	55.9	(33.8)
Realized investment gains (losses)	91.3	272.3	148.1	(66.5)	83.9
Income taxes (credits) on realized
investment gains (losses)	31.9	95.3	51.8	(66.5)	83.9
Net realized investment gains (losses)	59.3	177.0	96.2	(66.5)	83.9
Net income (loss)	$422.1	$409.7	$447.8	3.0%	(8.5)%

Consolidated operating cash flow (deficit)	$688.2	$(181.2)	$686.7	N/M	(126.4)%

Claim ratio	47.5%	52.3%	45.8%	(9.2)%	14.2%
Expense ratio	48.5	47.1	49.2	3.0	(4.3)
Composite underwriting ratio	96.0%	99.4%	95.0%	(3.4)%	4.6%

Cash flow from consolidated operating activities resulted in positive cash flows of $688.2 and $686.7 for 2015 and 2013, respectively, while 2014 registered a deficit of $181.2. Excluding negative operating cash flows produced by the RFIG Run-off business, the remainder of Old Republic's operations posted positive cash flows of $812.8, $702.8 and $757.5 in 2015, 2014 and 2013, respectively.

Cash, Invested Assets, and Shareholders' Equity -The table below reflects Old Republic’s consolidated cash and invested asset balances as well as the shareholders’ equity account at the dates shown.

	Cash, Invested Assets, and Shareholders' Equity
				% Change
				2015	2014
As of December 31:	2015	2014	2013	vs. 2014	vs. 2013
Cash and invested assets: Fair value basis (1)	$11,475.5	$11,291.6	$11,109.1	1.6%	1.6%
Original cost basis	$11,284.5	$10,717.9	$10,503.7	5.3%	2.0%

Shareholders' equity: Total	$3,880.8	$3,924.0	$3,775.0	(1.1)%	3.9%
Per common share	$15.02	$15.15	$14.64	(0.9)%	3.5%

Composition of shareholders' equity per share:
Equity before items below	$14.91	$14.02	$13.17	6.3%	6.5%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	0.11	1.13	1.47	(90.3)	(23.1)
Total	$15.02	$15.15	$14.64	(0.9)%	3.5%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$14.06	$14.35	$14.69	(2.0)%	(2.3)%
RFIG run-off segment	0.96	0.80	(0.05)	20.0	N/M
Total	$15.02	$15.15	$14.64	(0.9)%	3.5%
(1) The December 31, 2015 amount includes $359.7 (fair value) fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost of $355.8.

Old Republic's invested assets are managed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, and the necessary long-term stability of their capital accounts. As a result, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

As of December 31, 2015, the consolidated investment portfolio reflected an allocation of approximately 82 percent to fixed-maturity and short-term investments, and 18 percent to equities. Investments in high quality, dividend-paying equity securities has been emphasized since 2013, while the asset quality of the fixed maturity portfolio remains at high levels.

Changes in shareholders’ equity per share are shown in the following table. As indicated, the changes resulted mostly from each year’s net income or loss, increased dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
Years Ended December 31:	2015	2014	2013
Beginning balance	$15.15	$14.64	$14.03
Changes in shareholders' equity:
Net operating income (loss)	1.40	0.90	1.37
Net realized investment gains (losses):
From sales	0.23	0.68	0.37
From impairments	—	—	—
Subtotal	0.23	0.68	0.37
Net unrealized investment gains (losses)	(0.96)	(0.08)	(0.64)
Total realized and unrealized investment gains (losses)	(0.73)	0.60	(0.27)
Cash dividends	(0.74)	(0.73)	(0.72)
Stock issuance, foreign exchange, and other transactions	(0.06)	(0.26)	0.23
Net change	(0.13)	0.51	0.61
Ending balance	$15.02	$15.15	$14.64

Capitalization - During 2014, the Company raised $400 through a public offering of 10-year notes. Since then no other substantial changes have occurred in Old Republic’s consolidated debt and equity capitalization

	Capitalization
Years Ended December 31:	2015	2014	2013
Debt:
3.75% Convertible Senior Notes due 2018	$550.0	$550.0	$550.0
4.875% Senior Notes due 2024	400.0	400.0	—
ESSOP debt with an average yield of approximately 3.7%	11.7	15.0	18.0
Other miscellaneous debt	—	—	1.2
Total debt	961.7	965.0	569.2
Common shareholders' equity	3,880.8	3,924.0	3,775.0
Total capitalization	$4,842.6	$4,889.1	$4,344.3

Capitalization ratios:
Debt	19.9%	19.7%	13.1%
Common shareholders' equity	80.1	80.3	86.9
Total	100.0%	100.0%	100.0%

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

CRITICAL ACCOUNTING ESTIMATES

The Company's annual financial statements incorporate a large number and types of estimates relative to matters which are highly uncertain at the time the estimates are made. The estimation process required of an insurance enterprise such as Old Republic is by its very nature highly dynamic inasmuch as it necessitates a continuous evaluation, analysis, and quantification of factual data as it becomes known to the Company. As a result, actual experienced outcomes can differ from the estimates made at any point in time and thus affect future periods' reported revenues, expenses, net income or loss, and financial condition.

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity and equity investments; b) the valuation of deferred income tax assets; c) the establishment and recoverability of deferred acquisition costs; d) the recoverability of reinsured paid and/or outstanding losses; and e) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the pertinent sections of this Management Analysis and are summarized as follows:

(a) Other-than-temporary impairments in the value of investments:

The Company completes a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. All securities in an unrealized loss position are reviewed. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with any unrealized investment loss amounting to 20% or greater decline consecutively during a six month period is considered OTTI. The decline in value of a security deemed OTTI is included in the determination of net income and a new cost basis is established for financial reporting purposes.

For the three years ended December 31, 2015, the Company recorded no pretax charges due to other-than-temporary impairments in the value of securities.

(b) The valuation of deferred income tax assets

The Company uses the asset and liability method of calculating deferred income taxes. This method results in the establishment of deferred tax assets and liabilities, calculated at currently enacted tax rates that are applicable to the cumulative temporary differences between financial statement and tax bases of assets and liabilities. Deferred income tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2015, 2014 and 2013, the net deferred tax asset (liability) was $154.5, $37.0, and $48.4, respectively. The Company held a valuation allowance against deferred tax assets of $(9.6) as of December 31, 2014 and 2013, and released it in 2015. In valuing the deferred tax assets, Old Republic considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, the impact of available carry back and carry forward periods, estimates of future taxable income, and its ability to exercise prudent and feasible tax planning strategies. See Note 1(j) of the Notes to Consolidated Financial Statements for further discussion of the Company's consolidated income tax balances.

(c) Establishment of deferred acquisition costs ("DAC")

The eligibility for deferral and the recoverability of DAC is based on the successful acquisition of new or renewal contracts and estimated profitability of the insurance contracts to which it relates. As of the three most recent year ends, consolidated DAC balances ranged between 1.2% and 1.5% and averaged 1.3% of consolidated assets. The annual change in DAC balances for the three-year period affected underwriting, acquisition and other expenses within a range of (1.6)% and (.9)%, and averaged (1.2)% of such expenses.

(d) The recoverability of reinsured paid and/or outstanding losses

Assets consisting of gross paid losses recoverable from assuming reinsurers, and balance sheet date reserves similarly recoverable in future periods as gross losses are settled and paid, are established at the same time as the gross losses are paid or recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts that are discussed below. As of the three most recent year ends, paid and outstanding reinsurance recoverable balances ranged between 30.6% and 33.7% and averaged 31.7% of the related gross reserves. See Part I, Item 1(d) for further discussion regarding recoverability of the Company's reinsurance balances.

(e) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this management analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected loss ratios for at least the two to three most recent accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail lines of business generally include workers' compensation, auto liability, general liability, errors and omissions and directors and officers' liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 77.6% and 88.9%, and averaged 84.6% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 70.6% and 86.3% and averaged 80.1% as of the same dates.

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

For the most recent calendar year and third preceding year, prior accident years' consolidated claim costs developed favorably while the second preceding year developed unfavorably. This development had the consequent effect of (increasing) or reducing consolidated annual loss costs for the three most recent years within a range of (.7)% and 11.9%, or by an average of approximately 5.0% per annum. As a percentage of each of these years' consolidated earned premiums and fees, the (unfavorable) favorable developments have ranged between (.4)% and 6.1%, and have averaged 2.6%. The variances in prior years' positive or negative claim developments are further discussed within the Incurred Loss Experience section of this document.

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

FINANCIAL POSITION

The Company's financial position at December 31, 2015 reflected increases in assets and liabilities of .7% and 1.3%, respectively, and a decrease in common shareholders' equity of 1.1% when compared to the immediately preceding year-end. Cash and invested assets represented 67.1% and 66.5% of consolidated assets as of December 31, 2015 and 2014, respectively. As of year-end 2015, the cash and invested asset base rose by 1.6% to $11,475.5.

Investments - During 2015 and 2014, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization common shares. At both December 31, 2015 and 2014, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At December 31, 2015, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of year-end 2015. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

Possible future declines in fair values for Old Republic's available for sale bond and equity portfolios would negatively affect the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period is considered other-than-temporarily-impaired. In the event the Company's estimate of other-than-temporary impairments is insufficient at any point in time, future periods' net income (loss) would be affected adversely by the recognition of additional realized or impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity.

The following tables show certain information relating to the Company's available for sale and held to maturity fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

December 31:	2015	2014
Aaa	17.2%	13.4%
Aa	9.6	9.6
A	32.3	36.5
Baa	34.7	35.3
Total investment grade	93.8	94.8
All other (b)	6.2	5.2
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

December 31, 2015	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$150.4		$32.6
Basic Industry	81.7		22.7
Industial	75.0		6.4
Natural Gas	18.2		2.5
Other (includes 6 industry groups)	85.7		3.0
Total	$411.1	(c)	$67.5
__________

(c)	Represents 4.8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

December 31, 2015	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$427.6		$39.4
Natural Gas	236.9		13.0
Basic Industry	214.0		7.6
Industrial	201.8		5.7
Other (includes 18 industry groups)	1,685.6		20.7
Total	$2,766.0	(d)	$86.5
__________

(d)	Represents 32.5% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

December 31, 2015	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$286.4		$70.9
Industrial	83.1		9.4
Technology	51.4		7.0
Health Care	59.4		6.1
Other (includes 6 industry groups)	158.2		11.7
Total	$638.8	(e)	$105.3	(f)
__________

(e)	Represents 35.0% of the total equity securities portfolio.

(f)	Represents 5.8% of the cost of the total equity securities portfolio, while gross unrealized gains represent 14.6% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
December 31, 2015	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$132.7	$7.2	$.1	$—
Due after one year through five years	974.2	79.1	20.0	7.4
Due after five years through ten years	1,984.0	311.6	125.6	56.8
Due after ten years	86.2	13.0	8.2	3.1
Total	$3,177.2	$411.1	$154.0	$67.5

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
December 31, 2015	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$54.4	$13.1	$—	$67.6
Seven to twelve months	10.0	24.4	.9	35.4
More than twelve months	17.9	17.3	15.6	50.9
Total	$82.4	$54.9	$16.6	$154.0
Equity Securities:
One to six months	$28.3	$—	$—	$28.3
Seven to twelve months	14.4	44.5	—	59.0
More than twelve months	—	17.9	—	17.9
Total	$42.8	$62.5	$—	$105.3

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	582	7	—	589
Seven to twelve months	27	13	1	41
More than twelve months	68	9	2	79
Total	677	29	3	709	(g)
Equity Securities:
One to six months	12	—	—	12
Seven to twelve months	5	4	—	9
More than twelve months	—	1	—	1
Total	17	5	—	22	(g)
__________

(g)
At December 31, 2015 the number of issues in an unrealized loss position represent 39.2% as to fixed maturities, and 23.9% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost. The percentage reduction from such cost reflects the decline as of a specific point in time (December 31, 2015 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

December 31:	2015	2014
Maturity Ranges:
Due in one year or less	9.9%	7.8%
Due after one year through five years	40.8	43.6
Due after five years through ten years	47.0	46.4
Due after ten years through fifteen years	1.9	1.7
Due after fifteen years	.4	.5
Total	100.0%	100.0%

Average Maturity in Years	4.9	5.0
Duration (h)	4.3	4.3
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.3 as of December 31, 2015 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.3%.

Composition of Unrealized Gains (Losses)

December 31:	2015	2014
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$8,149.4	$8,126.5
Estimated fair value	8,181.5	8,417.2
Gross unrealized gains	185.8	323.0
Gross unrealized losses	(153.8)	(32.3)
Net unrealized gains (losses)	$32.0	$290.7

Equity Securities:
Original cost	$1,826.4	$1,726.5
Estimated fair value	1,987.8	2,011.7
Gross unrealized gains	266.7	309.1
Gross unrealized losses	(105.3)	(23.9)
Net unrealized gains (losses)	$161.4	$285.2

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $493.8 in dividends from its subsidiaries in 2016 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating subsidiaries.

Old Republic's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As of December 31, 2015, RMIC was statutorily solvent and management has every expectation that its solvent state is likely to prevail.

See Item 1 - Business for a discussion of regulatory matters affecting RMIC.    Management believes these current events have precluded the aforementioned potential for an event of default from occurring in the foreseeable future.

Capitalization - Old Republic's total capitalization of $4,842.6 at December 31, 2015 consisted of debt of $961.7 and common shareholders' equity of $3,880.8. Changes in the common shareholders' equity account reflect primarily net income for the year then ended, changes in the fair value of invested assets, and dividend payments.

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

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. As noted in prior periods' reports, the Company's flagship mortgage guaranty insurance carrier had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. The Company's mortgage insurance subsidiaries therefore discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. As noted elsewhere herein, RMIC and RMICNC have been operating pursuant to a Summary Order since January 19, 2012 and December 3, 2012, respectively, and the risk-to-capital ratio considerations are therefore no longer of consequence.

Contractual Obligations - The following table shows certain information relating to the Company's contractual obligations as of December 31, 2015:

	Payments Due in the Following Years
	Total	2016	2017 and 2018	2019 and 2020	2021 and After
Contractual Obligations:
Debt	$961.7	$3.5	$558.1	$—	$400.0
Interest on Debt	227.6	40.4	70.1	39.0	78.0
Operating Leases	272.4	52.3	86.9	52.4	80.6
Pension Benefits Contributions (a)	100.4	—	21.2	31.2	48.0
Claim & Claim Expense Reserves (b)	9,120.1	2,307.8	2,368.5	1,042.9	3,400.7
Total	$10,682.4	$2,404.2	$3,105.0	$1,165.6	$4,007.4
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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 27% of 2015 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 73% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2013	$2,513.7	$1,996.1	$316.5	$59.3	$4,885.6	9.3%
2014	2,735.6	1,759.2	255.4	60.7	4,811.1	(1.5)
2015	$2,894.7	$2,045.3	$219.9	$19.4	$5,179.4	7.7%

General insurance 2015 earned premium revenues rose for most insurance coverages with production spurred by both new business and a continuation of strong renewal rates for existing business. 2014 net premiums earned reflected slightly higher growth than that registered in 2013. Continued benefits from rate improvements, higher policy retentions, and new business production accounted for 2014's greater premium revenue.

Title Group premium and fee revenues grew by 16.3% in 2015 and decreased by 11.9% in 2014. Stronger housing and commercial property transactions and the segment's expanded market share led to the significant percentage growth of premiums and fees.The decline throughout 2014 was mainly caused by the significant drop in refinance transactions from higher levels reached in 2013.

Consistent with a run-off operating mode, the MI and CCI lines posted further declines in earned premiums for all periods presented.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2013	39.6%	32.8%	3.8%	7.7%	6.3%	9.8%
2014	40.6	31.9	3.9	7.5	6.2	9.9
2015	39.0%	32.1%	4.1%	7.4%	5.9%	11.5%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2013	27.9%	72.1%
2014	27.1	72.9
2015	27.2%	72.8%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2013	$296.6	$286.7	79.1%	81.9%
2014	234.6	227.6	82.2	66.9
2015	$201.1	$195.9	79.9%	56.1%

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.2% of total net risk in force as of year end 2015, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2013	$9,579.6	$704.8	$48.5	$10,333.0
2014	7,984.8	549.6	31.8	8,566.2
2015	$6,414.9	$428.2	$24.1	$6,867.3

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2013	6.6%	28.1%	64.3%	1.0%
2014	6.6	28.5	64.0	.9
2015	6.8%	29.3%	63.0%	.9%

Bulk(a):
As of December 31:
2013	23.5%	33.0%	43.3%	.2%
2014	26.1	33.1	40.7	.1
2015	28.4%	32.2%	39.2%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2013	4.2%	34.5%	32.2%	29.1%
2014	3.9	34.2	31.5	30.4
2015	3.8%	33.5%	30.9%	31.8%

Bulk(a):
As of December 31:
2013	56.9%	23.4%	10.2%	9.5%
2014	52.5	25.8	11.1	10.6
2015	48.3%	28.0%	11.9%	11.8%
__________

(a)	Bulk pool risk in-force, which represented 17.1% of total bulk risk in-force at December 31, 2015, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2013	8.3%	7.5%	5.5%	5.2%	4.9%	4.8%	4.4%	3.8%	3.2%	2.9%
2014	7.8	7.3	5.7	5.3	4.9	4.8	4.3	4.0	3.4	3.0
2015	7.1%	7.5%	5.9%	5.5%	4.9%	4.7%	4.3%	4.2%	3.4%	3.4%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2013	5.4%	9.3%	4.4%	3.9%	14.1%	2.8%	3.4%	4.0%	3.8%	7.9%
2014	5.3	9.3	4.6	4.0	13.0	2.7	3.5	4.4	4.0	7.6
2015	5.1%	8.9%	4.7%	4.0%	12.8%	2.8%	3.6%	4.4%	4.2%	7.4%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2013	92.7%	7.3%
2014	92.7	7.3
2015	92.6%	7.4%

Bulk (a):
As of December 31:
2013	57.6%	42.4%
2014	62.3	37.7
2015	66.6%	33.4%

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2013	97.2%	2.8%
2014	97.2	2.8
2015	97.3%	2.7%

Bulk (a):
As of December 31:
2013	74.3%	25.7%
2014	72.4	27.6
2015	71.8%	28.2%
__________

(a)	Bulk pool risk in-force, which represented 17.1% of total bulk risk in-force at December 31, 2015, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2013	$29.8	$989.4
2014	27.7	858.5
2015	$23.9	$776.9

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RGIG Run-off	Corporate and Other	Total
As of December 31:
2014	$7,962.3	$915.0	$923.2	$691.7	$10,492.3	$576.4	$11,068.8
2015	$8,667.4	$1,010.5	$792.0	$562.3	$11,032.4	$193.0	$11,225.5
__________

(a) The December 31, 2015 amount includes $359.7 (fair value) fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost of $355.8.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2013	$249.6	$26.6	$36.8	$5.6	$318.7	3.17%	2.97%
2014	278.8	29.9	27.5	9.2	345.5	3.33	3.15
2015	$312.1	$34.0	$25.1	$17.2	$388.6	3.61%	3.49%

Consolidated net investment income increased by 12.5% and 8.4% in 2015 and 2014, respectively, and declined by 5.3% in 2013. This revenue source is affected by changes in the invested asset base which are mainly driven by consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. Yield trends in 2015 and 2014 benefitted from an increasingly greater commitment to high-quality dividend-paying common stocks. Trends in 2013 reflect the relatively short maturity of Old Republic's fixed maturity securities portfolio as well as continuation of a relatively lower yield environment during the past several years.

Revenues: Net Realized Gains (Losses)

The Company's investment policy is not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; in 2015, 2014, and 2013, 74.6%, 50.2% and 87.7%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, allocation to industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2013	$1.7	$146.3	$148.1	$—	$—	$—	$148.1
2014	27.0	245.2	272.3	—	—	—	272.3
2015	$16.3	$75.0	$91.3	$—	$—	$—	$91.3

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2015 and 2014:

	Claim and Loss Adjustment Expense Reserves
December 31:	2015		2014
	Gross	Net	Gross	Net
Workers' compensation	$4,460.0	$2,774.4	$4,212.3	$2,518.0
General liability	1,341.0	703.0	1,493.9	678.6
Commercial automobile (mostly trucking)	1,291.0	1,049.2	1,277.9	1,015.6
Other coverages	490.6	352.2	497.5	347.2
Unallocated loss adjustment expense reserves	191.4	174.0	232.2	162.4
Total general insurance reserves	7,774.3	5,053.1	7,714.0	4,722.0
Title	580.8	580.8	505.4	505.4
RFIG Run-off	737.9	736.7	880.1	870.2
Life and accident	27.0	16.9	22.3	17.5
Total claim and loss adjustment expense reserves	$9,120.1	$6,387.6	$9,122.0	$6,115.3
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$130.9	$100.6	$128.8	$106.2
% of total general insurance reserves	1.7%	2.0%	1.7%	2.3%

The Company's reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses payable, including incurred but not reported losses and loss adjustment expenses. The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the incurrence of possibly higher or lower than anticipated claim costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are often referred to as unfavorable development whereas any changes that decrease previous estimates of the Company's ultimate liability are referred to as favorable development.

Overview of Loss Reserving Process

Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2015, such reserves accounted for 85.2% and 79.1% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2014 represented 84.6% and 77.2% of the respective consolidated amounts.

The Company's reserve setting process reflects the nature of its insurance business and the operationally decentralized basis upon which it is conducted. Old Republic's general insurance business encompasses a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company's insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds' inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers' liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judged or jury verdicts. Approximately 93% of the general insurance group's claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

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

Aggregate loss reserves consist of liability estimates for claims that have been reported ("case") to the Company's insurance subsidiaries and reserves for claims that have been incurred but not yet reported or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year end net reserves totaled $228.6, $240.7 and $241.4 as of December 31, 2015, 2014, and 2013, respectively.

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

	2015	2014	2013
Estimated reduction in beginning reserve	$79.3	$115.2	$174.9
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	18.8	47.1	80.5
Prior year	(17.6)	10.4	71.9
Sub-total	1.2	57.6	152.5
Estimated rescission reduction in settled claims	(33.0)	(93.5)	(212.2)
Estimated reduction in ending reserve	$47.5	$79.3	$115.2

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

Although the insured has no right under the policy to appeal a Company claim decision, the insured may, at any time, contest in writing the Company's findings or action with respect to a loan or a claim. In such cases, the Company considers any additional information supplied by the insured. This consideration may lead to further investigation, retraction or confirmation of the initial determination. If the Company concludes that it will reinstate coverage, it advises the insured in writing that it will do so immediately upon receipt of the premium previously returned. Notwithstanding the preliminary claims settlement as described in Note 4(d), of the Notes to Consolidated Financial Statements, reserves are not adjusted for potential reversals of rescissions or adverse rulings for loans under dispute since such reversals of claim rescissions and denials have historically been immaterial to the reserve estimation process.

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

As discussed in Note 4(d) of the Notes to Consolidated Financial Statements, in late September 2015, RMIC reached a preliminary claims settlement with Countrywide and Bank of America, N.A. The final settlement is contingent on the consents of stakeholders in the outcome of these disputes. The parties are currently working to obtain those consents. Pursuant to the terms of the preliminary settlement, all proceedings between the parties are stayed.

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

Years Ended December 31:	2015	2014	2013
Gross reserves at beginning of year	$9,122.0	$9,433.5	$9,303.3
Less: reinsurance losses recoverable	3,006.6	2,836.7	2,847.0
Net reserves at beginning of year:
General Insurance	4,722.0	4,334.1	4,048.9
Title Insurance	505.4	471.5	396.4
RFIG Run-off	870.2	1,774.2	1,994.8
Other	17.5	16.8	15.9
Sub-total	6,115.3	6,596.8	6,456.2
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,081.6	2,009.8	1,857.9
Title Insurance	112.1	105.5	137.2
RFIG Run-off (a)	323.7	323.1	487.5
Other	25.2	44.5	41.0
Sub-total	2,542.8	2,483.0	2,523.7
Change in provision for insured events of prior years:
General Insurance	43.9	107.9	(23.7)
Title Insurance	(12.8)	(13.6)	(3.1)
RFIG Run-off (a)	(130.1)	(74.8)	(269.7)
Other	(.6)	(1.5)	(2.5)
Sub-total	(99.7)	17.8	(299.1)
Total incurred claims and claim adjustment expenses (a)	2,443.0	2,500.9	2,224.5
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	671.5	657.0	620.8
Title Insurance	(39.9)	4.7	6.0
RFIG Run-off (b)	29.1	40.6	39.4
Other	16.9	33.4	29.5
Sub-total	677.6	735.9	695.9
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,123.0	1,072.8	928.2
Title Insurance	63.8	53.2	52.8
RFIG Run-off (b)	297.9	1,111.6	398.9
Other	8.3	8.7	8.0
Sub-total	1,493.1	2,246.5	1,388.0
Total payments (b)	2,170.7	2,982.4	2,083.9
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance	5,053.1	4,722.0	4,334.1
Title Insurance	580.8	505.4	471.5
RFIG Run-off	736.7	870.2	1,774.2
Other	16.9	17.5	16.8
Sub-total	6,387.6	6,115.3	6,596.8
Reinsurance losses recoverable	2,732.5	3,006.6	2,836.7
Gross reserves at end of year	$9,120.1	$9,122.0	$9,433.5
__________

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2015	2014	2013
Change in provision for incurred events of prior years:
General Insurance	$41.2	$190.8	$(40.4)
RFIG Run-off (a)	(127.4)	(157.8)	(253.0)

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	1,830.1	1,825.5	1,597.5
RFIG Run-off (b)	$291.4	$1,056.5	$389.8

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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claim denials of $18.8, $47.1 and $80.5, respectively, for 2015, 2014 and 2013. The provision for insured events of prior years in 2015, 2014 and 2013 was (increased) reduced by estimated coverage rescissions and claims denials of $(17.6), $10.4 and $71.9, respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

The following table reflects the changes in net reserves between succeeding balance sheet dates.

	2015	2014	2013
Net reserve increase(decrease):
General Insurance	$331.0	$387.9	$285.1
Title Insurance	75.3	33.8	75.1
RFIG Run-off	(133.4)	(904.0)	(220.6)
Other	(.6)	.7	.9
Total	$272.2	$(481.5)	$140.6

(b)
Rescissions reduced the Company's settled losses by an estimated $33.0, $93.5, and $212.2 for 2015, 2014, and 2013, respectively. 2013 RFIG Run-off Business claim and claim adjustment expense payments reflect the retention of the deferred payment obligation ("DPO") within claim reserves which amounted to $551.5 as of December 31, 2013. In mid July 2014, in furtherance of a Final Order received from the NCDOI, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657.0. Refer to Note 1(s).

(c)	Year end net IBNR reserves for each segment were as follows:

	2015	2014	2013
General Insurance	$2,324.3	$2,266.2	$2,118.4
Title Insurance	503.8	432.2	407.1
RFIG Run-off	180.7	138.7	121.3
Other	6.4	5.7	4.0
Total	$3,015.3	$2,843.0	$2,651.0

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2015	2014	2013
General	74.1%	77.9%	73.6%
Title	4.9	5.2	6.7
RFIG Run-off	88.0	97.2	68.8
Consolidated benefits and claim ratio	47.5%	52.3%	45.8%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	49.4%	51.9%	51.9%
Change in provision for insured events of prior years:
net (favorable) unfavorable development	(1.9)	.4	(6.1)
Consolidated benefits and claim ratio	47.5%	52.3%	45.8%

The consolidated benefits and claim ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments in 2015 and 2013, and unfavorable development in 2014 which on average decreased the consolidated loss ratio by 2.6%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2013	73.6%	76.1%	79.6%	21.4%	59.6%	78.5%	67.8%
2014	77.9	74.0	89.2	25.6	65.7	88.2	67.8
2015	74.1%	77.8%	80.7%	39.1%	57.0%	76.8%	60.4%

The overall general insurance 2015, 2014 and 2013 claim ratio remained at relatively high levels as workers' compensation and general liability loss costs continued to reflect greater-than-expected severity. Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with changes in loss severity and frequency.

During the three most recent calendar years, the general insurance group experienced unfavorable developments of prior year loss reserves for 2015 and 2014 and favorable development for 2013. The effect was to increase the claim ratio by 1.5 and 3.9 percentage points in 2015 and 2014, respectively. By contrast, 2013 loss development reduced the claim ratio by .9 percentage point. During 2015 and 2014, the General Insurance Group experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2011 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. The favorable development for 2013 is primarily due to the commercial automobile, general aviation, and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in workers' compensation and general liability coverages and by ongoing development of asbestos and environmental ("A&E") claim reserves.

Unfavorable A&E claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year paid loss survival ratios stood at 4.7 years (gross) and 6.2 years (net of reinsurance) as of December 31, 2015 and 4.5 years (gross) and 6.1 years (net of reinsurance) as of December 31, 2014. These 2014 survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods presented. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .4% of general insurance group net incurred losses for the five years ended December 31, 2015.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2015 and 2014 is as follows:

December 31:	2015		2014
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$98.7	$85.3	$126.6	$98.7
Loss and loss expenses incurred	13.4	1.8	3.8	4.7
Claims and claim adjustment expenses paid	14.7	7.9	31.7	18.1
Reserves at end of year	97.4	79.3	98.7	85.3

Environmental:
Reserves at beginning of year	30.1	20.9	33.0	22.6
Loss and loss expenses incurred	6.9	3.1	2.2	1.7
Claims and claim adjustment expenses paid	3.6	2.7	5.1	3.4
Reserves at end of year	33.4	21.2	30.1	20.9
Total asbestos and environmental reserves	$130.9	$100.6	$128.8	$106.2

Title insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity.

The RFIG Run-off mortgage guaranty 2015 claim ratio was adversely affected by greater provisions for disputed claims in litigation. Excluding the affects of the litigation expense provisions, the claim ratios continued to decline due to the combined effects of further reductions in newly reported defaults and a rising rate at which previously reported defaults have cured or otherwise been resolved without payment. These factors led to highly favorable developments of prior year-end claim reserves during 2015, 2014 and 2013. Setting aside the aforementioned litigation expense provisions in 2015, these favorable reserve developments accounted for reductions of 65.0, 69.3 and 88.2 percentage points points in the reported claim ratio for years ended December 31, 2015, 2014 and 2013, respectively.

The RFIG Run-off CCI business loss costs were also negatively impacted by litigation claim expense provisions in 2015 and 2014. The 2015 provision, however, was much lower than that registered in 2014 when a litigated claim was settled in an amount greater than originally anticipated. 2013 CCI performance was most favorably affected by lower claim provisions resulting from improving delinquency trends and greater than anticipated claim salvage recoveries.

Certain mortgage guaranty average claim-related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2013	$44,678	$46,395	13.09%	18.73%	$212.2
2014	45,607	44,465	10.93	23.01	93.5
2015	$45,745	$46,669	10.45%	26.74%	$33.0
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2013	8.0%	25.9%	11.2%	16.6%	9.6%	10.3%	14.1%	19.8%	26.3%	9.2%
2014	7.1	17.6	8.8	12.9	7.3	8.7	12.8	15.6	25.6	8.2
2015	7.7%	13.5%	8.4%	10.8%	6.1%	8.6%	12.2%	13.3%	25.0%	8.5%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2013	12.6%	28.8%	14.2%	21.4%	13.2%	12.9%	19.9%	16.8%	31.1%	23.8%
2014	15.9	30.0	16.5	25.0	18.1	13.3	25.8	16.0	46.5	43.4
2015	19.0%	38.9%	17.6%	25.7%	26.0%	22.4%	26.9%	16.3%	59.0%	52.1%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2013	8.4%	26.4%	11.5%	17.0%	10.7%	10.8%	14.6%	19.6%	27.1%	22.8%
2014	7.7	19.5	9.4	13.8	9.9	9.4	13.7	16.1	28.0	26.8
2015	8.3%	15.9%	8.8%	11.5%	9.3%	9.0%	13.0%	14.2%	27.4%	28.4%
__________

(b)	As determined by risk in force as of December 31, 2015, these 10 states represent approximately 51.0%, 57.9%, and 51.0%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claim-related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2013	$48.5	162.9%	$44.5	149.4%	2.6%	$54.4
2014	95.7	344.9	137.2	494.4	2.1	25.2
2015	$35.6	148.8%	$83.0	346.9%	2.1%	$19.1
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

Loss reserve uncertainty is illustrated by the variability in loss reserve development presented in the schedule which appears under Item 1 of this Annual Report. That schedule shows the cumulative loss reserve development for each of the past ten years through December 31, 2015 for the Company's property and liability business which currently represents 81.5% of Old Republic's total loss and loss adjustment expense reserves, net of reinsurance credits. Through December 31, 2015, ending claim reserves for the past ten year-ends have developed favorably, as a percentage of the original estimates, within a range of (5.0)% unfavorable in 2013 to 14.9% favorable in 2005. For the aggregate of ten year-ends, the net development has averaged 3.8% favorable.

On a consolidated basis, which includes all coverages provided by the Company, the cumulative development on prior year loss reserves over the same ten year period has ranged from (7.9)% unfavorable in 2010 to 12.1% favorable in 2005 and averaged 1.0% favorable for the ten years. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic's existing business mix, current aggregate loss reserve levels, and loss development patterns suggests a reasonable likelihood that 2015 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company's insurance segments is discussed above. While Old Republic has generally experienced favorable overall loss developments for the latest ten year period, the current analysis of loss development factors and economic conditions influencing the Company's insurance coverages point to a gradual downward trend in favorable development during the most recent three years with respect to general insurance. In management's opinion, the other segments' loss reserve development patterns (most notably those associated with mortgage insurance) show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2015.

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

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements the Company is generally reimbursed for claim costs exceeding contractually agreed-upon levels. During the three year period ended December 31, 2015, the Company's net retentions have risen gradually within the general insurance segment; however, such changes have not had a material impact on the Company's consolidated financial statements.

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

The Company does not anticipate any significant changes in its reinsurance programs during 2016.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2013	23.7%	88.0%	8.1%	49.2%
2014	22.9	90.4	9.5	47.1
2015	23.5%	88.3%	10.0%	48.5%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2013	97.3%	94.7%	76.9%	95.0%
2014	100.8	95.6	106.7	99.4
2015	97.6%	93.2%	98.0%	96.0%

Expenses: Income Taxes

The effective consolidated income tax rates were 33.2%, 32.8%, and 33.4% in 2015, 2014, and 2013, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income ), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets. A valuation allowance was held against deferred tax assets as of December 31, 2014 and 2013 related to certain tax credit carryforwards which the Company did not expect to realize. In 2015, the Company released the valuation allowance previously established.

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2015:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$8,541.2	100	basis point rate increase	$8,174.8
		200	basis point rate increase	7,808.4
		100	basis point rate decrease	8,907.6
		200	basis point rate decrease	$9,274.0

Equity Price Risk:
Equity Securities	$1,987.8	10%	increase in the S&P 500	$2,164.7
		20%	increase in the S&P 500	2,341.6
		10%	decline in the S&P 500	1,810.9
		20%	decline in the S&P 500	$1,634.0

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2015	2014
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,149.4 and $8,126.5)	$8,181.5	$8,417.2
Equity securities (at fair value) (cost: $1,826.4 and $1,726.5)	1,987.8	2,011.7
Short-term investments (at fair value which approximates cost)	669.4	609.4
Miscellaneous investments	27.2	24.7
Total	10,866.1	11,063.2
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $359.7 and $-)	355.8	—
Other investments	3.5	5.5
Total investments	11,225.5	11,068.8

Other Assets:
Cash	159.8	136.7
Securities and indebtedness of related parties	27.7	17.7
Accrued investment income	90.1	86.1
Accounts and notes receivable	1,310.2	1,287.6
Federal income tax recoverable: Current	26.5	29.2
Deferred	154.5	37.0
Prepaid federal income taxes	63.3	45.7
Reinsurance balances and funds held	129.0	148.7
Reinsurance recoverable: Paid losses	61.1	66.9
Policy and claim reserves	3,122.5	3,355.6
Deferred policy acquisition costs	255.4	230.8
Sundry assets	484.5	476.8
Total Other Assets	5,884.9	5,919.3
Total Assets	$17,110.5	$16,988.1

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,120.1	$9,122.0
Unearned premiums	1,748.7	1,627.7
Other policyholders' benefits and funds	196.4	205.0
Total policy liabilities and accruals	11,065.3	10,954.7
Commissions, expenses, fees, and taxes	452.3	454.6
Reinsurance balances and funds	496.1	473.8
Debt	961.7	965.0
Sundry liabilities	253.9	215.8
Commitments and contingent liabilities
Total Liabilities	13,229.6	13,064.0

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	261.9	260.9
Additional paid-in capital	698.0	681.6
Retained earnings	2,937.5	2,706.7
Accumulated other comprehensive income (loss)	29.2	292.3
Unallocated ESSOP shares (at cost)	(45.8)	(17.6)
Total Common Shareholders' Equity	3,880.8	3,924.0
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$17,110.5	$16,988.1
________

(1)
At December 31, 2015 and 2014, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 261,968,328 and 260,946,810 were issued as of December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Net premiums earned	$4,758.8	$4,446.3	$4,456.6
Title, escrow, and other fees	420.5	364.8	429.0
Total premiums and fees	5,179.4	4,811.1	4,885.6
Net investment income	388.6	345.5	318.7
Other income	106.7	101.6	90.1
Total operating revenues	5,674.8	5,258.3	5,294.5
Realized investment gains (losses):
From sales	91.3	272.3	148.1
From impairments	—	—	—
Total realized investment gains (losses)	91.3	272.3	148.1
Total revenues	5,766.1	5,530.7	5,442.7

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	2,441.3	2,500.0	2,223.0
Dividends to policyholders	17.9	14.4	15.2
Underwriting, acquisition, and other expenses	2,633.0	2,381.0	2,509.7
Interest and other charges	41.9	25.6	21.6
Total expenses	5,134.3	4,921.2	4,769.7
Income (loss) before income taxes (credits)	631.8	609.4	672.9

Income Taxes (Credits):
Current	201.0	152.4	79.0
Deferred	8.6	47.3	146.0
Total	209.6	199.7	225.0

Net Income (Loss)	$422.1	$409.7	$447.8

Net Income (Loss) Per Share:
Basic	$1.63	$1.58	$1.74
Diluted	$1.48	$1.44	$1.57

Average shares outstanding: Basic	259,502,067	258,553,662	257,443,999
Diluted	296,088,963	295,073,206	293,684,035

Dividends Per Common Share:
Cash	$.74	$.73	$.72

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2015	2014	2013
Net Income (Loss) As Reported	$422.1	$409.7	$447.8

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	(291.4)	240.7	(107.0)
Amounts reclassified as realized investment
gains from sales in the statements of income	(91.3)	(272.3)	(148.1)
Pretax unrealized gains (losses) on securities	(382.7)	(31.6)	(255.2)
Deferred income taxes (credits)	(133.8)	(11.1)	(89.0)
Net unrealized gains (losses) on securities, net of tax	(248.9)	(20.4)	(166.2)
Defined benefit pension plans:
Net pension adjustment before reclassifications	8.1	(79.6)	104.7
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	1.0	(1.9)	7.0
Net adjustment related to defined benefit
pension plans	9.1	(81.6)	111.7
Deferred income taxes (credits)	3.2	(28.5)	39.1
Net adjustment related to defined benefit pension
plans, net of tax	5.9	(53.0)	72.6
Foreign currency translation and other adjustments	(20.1)	(12.2)	(9.9)
Net adjustments	(263.1)	(85.8)	(103.5)
Comprehensive Income (Loss)	$159.0	$323.9	$344.3

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions)

	Years Ended December 31,
	2015	2014	2013
Convertible Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$260.9	$260.4	$259.4
Dividend reinvestment plan	—	—	—
Net issuance of shares under stock based compensation plans	.9	.4	.9
Balance, end of year	$261.9	$260.9	$260.4

Additional Paid-in Capital:
Balance, beginning of year	$681.6	$673.9	$660.9
Dividend reinvestment plan	.8	.8	.8
Net issuance of shares under stock based compensation plans	9.8	4.0	9.5
Stock based compensation	1.8	.5	—
ESSOP shares released	4.2	3.8	2.6
Acquisition of non-controlling interest	(.2)	(1.6)	—
Balance, end of year	$698.0	$681.6	$673.9

Retained Earnings:
Balance, beginning of year	$2,706.7	$2,485.3	$2,222.3
Net income (loss)	422.1	409.7	447.8
Dividends on common stock: cash	(191.3)	(188.3)	(184.8)
Balance, end of year	$2,937.5	$2,706.7	$2,485.3

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$292.3	$378.2	$481.7
Net unrealized gains (losses) on securities, net of tax	(248.9)	(20.4)	(166.2)
Net adjustment related to defined benefit pension plans,
net of tax	5.9	(53.0)	72.6
Foreign currency translation and other adjustments	(20.1)	(12.2)	(9.9)
Balance, end of year	$29.2	$292.3	$378.2

Unallocated ESSOP Shares:
Balance, beginning of year	$(17.6)	$(23.0)	$(28.2)
ESSOP shares released	5.7	5.3	5.2
Purchase of unallocated ESSOP shares	(34.0)	—	—
Balance, end of year	$(45.8)	$(17.6)	$(23.0)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$422.1	$409.7	$447.8
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(24.1)	(39.0)	(27.9)
Premiums and other receivables	(22.6)	(97.2)	(55.9)
Unpaid claims and related items	214.4	(480.6)	141.2
Unearned premiums and other policyholders' liabilities	69.6	104.4	102.9
Income taxes	13.4	132.7	103.7
Prepaid federal income taxes	(17.5)	(45.7)	—
Reinsurance balances and funds	27.3	70.6	55.5
Realized investment (gains) losses	(91.3)	(272.3)	(148.1)
Accounts payable, accrued expenses and other	96.8	36.1	67.3
Total	688.2	(181.2)	686.7

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	764.1	854.2	1,387.4
Sales	259.5	847.5	194.8
Sales of:
Equity securities	462.4	617.0	172.5
Other - net	32.8	17.4	29.3
Purchases of:
Fixed maturity securities:
Available for sale	(1,023.0)	(1,373.2)	(2,120.8)
Held to Maturity	(357.9)	—	—
Equity securities	(486.9)	(1,466.6)	(209.5)
Other - net	(46.6)	(47.6)	(44.6)
Purchase of a business	—	(2.8)	(5.1)
Net decrease (increase) in short-term investments	(55.5)	513.0	139.1
Other - net	1.3	(2.2)	(.4)
Total	(449.8)	(43.3)	(457.6)

Cash flows from financing activities:
Issuance of debentures and notes	—	394.4	—
Issuance of common shares	12.0	5.7	11.8
Redemption of debentures and notes	(3.3)	(4.2)	(3.6)
Purchase of unallocated ESSOP shares	(34.0)	—	—
Dividends on common shares	(191.3)	(188.3)	(184.8)
Other - net	1.3	.4	(.3)
Total	(215.2)	207.9	(176.9)

Increase (decrease) in cash:	23.0	(16.6)	52.0
Cash, beginning of year	136.7	153.3	101.2
Cash, end of year	$159.8	$136.7	$153.3

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$40.8	$21.2	$21.3
Income taxes	$198.5	$67.3	$122.3

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

(a) Accounting Principles - The Company's insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries operate their business in the context of such laws and regulation, and maintain their accounts in conformity with accounting practices prescribed or permitted by various states' insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices. The statutory accounting requirements vary from the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP") in the following major respects: (1) the costs of selling insurance policies are charged to operations immediately, while the related premiums are taken into income over the terms of the policies; (2) investments in fixed maturity securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value; (3) certain assets classified as "non-admitted assets" are excluded from the balance sheet through a direct charge to earned surplus; (4) changes in deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement; (5) mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus whereas, GAAP does not allow provisions for future catastrophic losses; (6) title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year's premiums written; (7) certain required formula-derived reserves for general insurance in particular are established for claim reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus; and (8) surplus notes are classified as surplus rather than a liability. In consolidating the statutory financial statements of its insurance subsidiaries, the Company has therefore made necessary adjustments to conform their accounts with GAAP. The following table reflects a summary of all such adjustments:

	Shareholders' Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2015	2014	2015	2014	2013
Statutory totals of insurance
company subsidiaries (a):
General	$3,345.4	$3,288.4	$245.1	$304.5	$314.4
Title	481.4	459.4	117.7	89.1	88.7
RFIG Run-off	53.2	64.3	89.9	127.4	125.2
Life & Accident	35.6	57.7	(.2)	(.1)	3.6
Sub-total	3,915.6	3,869.8	452.5	520.9	531.9
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	153.9	32.5	12.2	(66.4)	23.2
Unadjusted totals	4,069.5	3,902.3	464.6	454.4	555.1
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	163.6	160.5	3.3	1.4	.9
Fair value of fixed maturity securities	95.5	298.5	—	—	—
Non-admitted assets	77.9	81.8	—	—	—
Deferred income taxes	(41.6)	(111.9)	(22.4)	(39.3)	(79.5)
Mortgage contingency reserves	265.8	167.8	—	—	—
Title insurance premium reserves	468.2	441.5	26.6	8.9	42.1
Loss reserves	(504.3)	(453.9)	(50.3)	(21.3)	(71.8)
Surplus notes	(732.5)	(582.5)	—	—	—
Sundry adjustments	18.1	19.7	.2	5.1	.9
Total adjustments	(189.0)	21.5	(42.4)	(44.9)	(107.3)
Consolidated GAAP totals	$3,880.8	$3,924.0	$422.1	$409.7	$447.8

(a)
The insurance laws of the respective states in which the Company’s insurance subsidiaries are incorporated prescribe minimum capital and surplus requirements for the lines of business they are licensed to write. For domestic property and casualty and life and accident insurance companies the National Association of Insurance Commissioners also prescribes risk-based capital ("RBC") requirements. The RBC is a measure of statutory capital in relationship to a formula-driven definition of risk relative to a company’s balance sheet and mix of business. The combined RBC ratio of our primary General insurance subsidiaries was 636% and 692% of the company action level RBC at December 31, 2015 and 2014, respectively. The minimum capital requirements for the Company’s Title Insurance subsidiaries are established by statute in the respective states of domicile. The minimum regulatory capital requirements are not significant in relationship to the recorded statutory capital of the Company’s Title and Life & Accident insurance subsidiaries. At December 31, 2015 and 2014 each of the Company’s General, Title, and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements. Refer to Note 1(s) - Regulatory Matters for a discussion regarding the RFIG Run-off group.

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

(d) Investments - The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2015 and 2014, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the years ended December 31, 2015, 2014 and 2013.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
December 31, 2015:
Available for sale:
U.S. & Canadian Governments	$1,269.5	$18.9	$3.6	$1,284.9
Corporate	6,879.9	166.8	150.2	6,896.5
	$8,149.4	$185.8	$153.8	$8,181.5

Held to maturity:
Tax-exempt	$355.8	$4.0	$.1	$359.7

December 31, 2014:
Available for sale:
U.S. & Canadian Governments	$1,116.4	$31.8	$2.3	$1,145.9
Tax-exempt	50.0	1.5	.2	51.4
Corporate	6,960.0	289.6	29.8	7,219.9
	$8,126.5	$323.0	$32.3	$8,417.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at December 31, 2015:
Available for sale:
Due in one year or less	$841.2	$847.3
Due after one year through five years	3,468.4	3,571.9
Due after five years through ten years	3,663.6	3,586.5
Due after ten years	176.1	175.6
	$8,149.4	$8,181.5
Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	334.9	338.6
Due after ten years	20.8	21.1
	$355.8	$359.7

Bonds and other investments with a statutory carrying value of $772.9 as of December 31, 2015 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

A summary of the Company's equity securities follows:

Equity Securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015	$1,826.4	$266.7	$105.3	$1,987.8
December 31, 2014	$1,726.5	$309.1	$23.9	$2,011.7

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and the length of time that individual available for sale and held to maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:
Fixed Maturity Securities:
U.S. & Canadian Governments	$363.3	$2.8	$59.2	$.7	$422.6	$3.6
Tax-exempt	49.5	.1	—	—	49.5	.1
Corporate	2,214.5	100.0	336.4	50.2	2,550.9	150.2
Subtotal	2,627.4	103.0	395.7	50.9	3,023.1	154.0
Equity Securities	502.1	87.3	31.3	17.9	533.4	105.3
Total	$3,129.5	$190.4	$427.0	$68.9	$3,556.6	$259.3

December 31, 2014:
Fixed Maturity Securities:
U.S. & Canadian Governments	$47.7	$—	$144.9	$2.2	$192.6	$2.3
Tax-exempt	1.6	—	6.7	.1	8.4	.2
Corporate	750.8	18.4	505.8	11.3	1,256.6	29.8
Subtotal	800.2	18.6	657.5	13.7	1,457.7	32.3
Equity Securities	384.1	23.9	—	—	384.1	23.9
Total	$1,184.3	$42.6	$657.5	$13.7	$1,841.8	$56.3

At December 31, 2015, the Company held 709 fixed maturity and 22 equity securities in an unrealized loss position, representing 39.2% (as to fixed maturities) and 23.9% (as to equity securities) of the total number of such issues it held. At December 31, 2014, the Company held 322 fixed maturity and 11 equity securities in an unrealized loss position, representing 18.8% (as to fixed maturities) and 11.7% (as to equity securities) of the total number of such issues it held. Of the securities in an unrealized loss position, 79 and 117 fixed maturity securities and 1 and 0 equity securities, had been in a continuous unrealized loss position for more than 12 months as of December 31, 2015 and 2014, respectively. The unrealized losses on these securities are primarily deemed to reflect changes in the interest rate environment and a general decline in certain global industries. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments, and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of December 31, 2015 and December 31, 2014.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2015:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$606.6	$678.2	$—	$1,284.9
Corporate	—	6,886.0	10.5	6,896.5
Equity securities	1,985.8	—	2.0	1,987.8
Short-term investments	669.4	—	—	669.4
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$359.7	$—	$359.7

As of December 31, 2014:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$472.0	$673.8	$—	$1,145.9
Tax-exempt	—	51.4	—	51.4
Corporate	—	7,209.4	10.5	7,219.9
Equity securities	2,009.8	—	1.9	2,011.7
Short-term investments	$605.8	$—	$3.6	$609.4

There were no transfers between Levels 1, 2 or 3 during 2015 or 2014.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At December 31, 2015, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2015	2014	2013
Investment income from:
Fixed maturity securities	$296.4	$296.0	$298.7
Equity securities	91.0	49.3	21.2
Short-term investments	.8	.8	1.1
Other sources	3.7	3.0	2.6
Gross investment income	392.1	349.2	323.7
Investment expenses (a)	3.4	3.7	4.9
Net investment income	$388.6	$345.5	$318.7

Realized gains (losses) on:
Fixed maturity securities:
Gains	$17.2	$32.1	$9.9
Losses	(.9)	(5.0)	(8.2)
Net	16.3	27.0	1.7
Equity securities:
Gains	96.2	247.2	142.6
Losses	(20.9)	(2.3)	—
Net	75.3	244.9	142.5
Other long-term investments, net	(.3)	.3	3.7
Total realized gains (losses)	91.3	272.3	148.1
Income taxes (credits)(b)	31.9	95.3	51.8
Net realized gains (losses)	$59.3	$177.0	$96.2

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$(256.1)	$55.1	$(337.9)
Less: Deferred income taxes (credits)	(89.5)	19.2	(117.9)
	(166.6)	35.9	(219.9)

Equity securities & other long-term investments	(126.5)	(86.8)	82.6
Less: Deferred income taxes (credits)	(44.2)	(30.3)	28.9
	(82.2)	(56.4)	53.7
Net changes in unrealized investment gains (losses)	$(248.9)	$(20.4)	$(166.2)
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.3, $.4 and $1.7 for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments. Among other changes, the standard will require equity investments to be measured at fair value with changes in fair value recognized in the consolidated statement of income. The new accounting standard will be effective in 2018.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 27% of 2015, 27% of 2014 and 28% of 2013 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

In May 2014, the FASB issued a comprehensive revenue recognition standard which applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. The Company is currently evaluating the guidance, which is effective in 2018, to determine the potential impact of its adoption on its consolidated financial statements.

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

The following table shows a reconciliation of deferred acquisition costs between succeeding balance sheet dates.

Years Ended December 31:	2015	2014	2013
Deferred, beginning of year	$230.8	$192.6	$165.5
Acquisition costs deferred:
Commissions - net of reinsurance	267.3	258.9	222.7
Premium taxes	107.3	102.3	93.8
Salaries and other marketing expenses	46.0	41.4	42.5
Sub-total	420.7	402.7	359.1
Amortization charged to income	(396.1)	(364.6)	(331.9)
Change for the year	24.6	38.1	27.1
Deferred, end of year	$255.4	$230.8	$192.6

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2015 and 2014, unearned premiums consisted of the following:

As of December 31:	2015	2014
General Insurance Group	$1,735.0	$1,606.5
RFIG Run-off Business	13.7	21.1
Total	$1,748.7	$1,627.7

(h) Losses, Claims and Settlement Expenses - The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work‑related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the incurrence of possibly higher or lower than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

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

In March 2010, federal regulations were revised once again as part of the Patient Protection and Affordability Act that reinstates two provisions that can potentially benefit claimants. In response to this most recent legislation and the above noted 2001 change, black lung claims filed or refiled have risen once increased.The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience as well as assumptions relative to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented through the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot be estimated with reasonable certainty.

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims generally involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2015, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2015 and 2014, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $130.9 and $128.8 gross, respectively, and $100.6 and $106.2 net of reinsurance, respectively. Old Republic's average five year paid loss survival ratios stood at 4.7 years (gross) and 6.2 years (net of reinsurance) as of December 31, 2015 and 4.5 years (gross) and 6.1 years (net of reinsurance) as of December 31, 2014. These 2014 survival ratios are presented on a pro forma basis (unaudited) as if PMA had been consolidated with ORI for all periods. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

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

	2015	2014	2013
Estimated reduction in beginning reserve	$79.3	$115.2	$174.9
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	18.8	47.1	80.5
Prior year	(17.6)	10.4	71.9
Sub-total	1.2	57.6	152.5
Estimated rescission reduction in settled claims	(33.0)	(93.5)	(212.2)
Estimated reduction in ending reserve	$47.5	$79.3	$115.2

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

Although the insured has no right under the policy to appeal a Company claim decision, the insured may, at any time, contest in writing the Company's findings or action with respect to a loan or a claim. In such cases, the Company considers any additional information supplied by the insured. This consideration may lead to further investigation, retraction or confirmation of the initial determination. If the Company concludes that it will reinstate coverage, it advises the insured in writing that it will do so immediately upon receipt of the premium previously returned. Notwithstanding the preliminary claims settlement as described in Note 4(d), reserves are not adjusted for potential reversals of rescissions or adverse rulings for loans under dispute since such reversals of claim rescissions and denials have historically been immaterial to the reserve estimation process.

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

As discussed in Note 4(d) of the Notes to Consolidated Financial Statements, in late September 2015, RMIC reached a preliminary claims settlement with Countrywide and Bank of America, N.A. The final settlement is contingent on the consents of stakeholders in the outcome of these disputes. The parties are currently working to obtain those consents. Pursuant to the terms of the preliminary settlement, all proceedings between the parties are stayed.

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

Years Ended December 31:	2015	2014	2013
Gross reserves at beginning of year	$9,122.0	$9,433.5	$9,303.3
Less: reinsurance losses recoverable	3,006.6	2,836.7	2,847.0
Net reserves at beginning of year:
General Insurance	4,722.0	4,334.1	4,048.9
Title Insurance	505.4	471.5	396.4
RFIG Run-off	870.2	1,774.2	1,994.8
Other	17.5	16.8	15.9
Sub-total	6,115.3	6,596.8	6,456.2
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,081.6	2,009.8	1,857.9
Title Insurance	112.1	105.5	137.2
RFIG Run-off (a)	323.7	323.1	487.5
Other	25.2	44.5	41.0
Sub-total	2,542.8	2,483.0	2,523.7
Change in provision for insured events of prior years:
General Insurance	43.9	107.9	(23.7)
Title Insurance	(12.8)	(13.6)	(3.1)
RFIG Run-off (a)	(130.1)	(74.8)	(269.7)
Other	(.6)	(1.5)	(2.5)
Sub-total	(99.7)	17.8	(299.1)
Total incurred claims and claim adjustment expenses (a)	2,443.0	2,500.9	2,224.5
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	671.5	657.0	620.8
Title Insurance	(39.9)	4.7	6.0
RFIG Run-off (b)	29.1	40.6	39.4
Other	16.9	33.4	29.5
Sub-total	677.6	735.9	695.9
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,123.0	1,072.8	928.2
Title Insurance	63.8	53.2	52.8
RFIG Run-off (b)	297.9	1,111.6	398.9
Other	8.3	8.7	8.0
Sub-total	1,493.1	2,246.5	1,388.0
Total payments (b)	2,170.7	2,982.4	2,083.9
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance	5,053.1	4,722.0	4,334.1
Title Insurance	580.8	505.4	471.5
RFIG Run-off	736.7	870.2	1,774.2
Other	16.9	17.5	16.8
Sub-total	6,387.6	6,115.3	6,596.8
Reinsurance losses recoverable	2,732.5	3,006.6	2,836.7
Gross reserves at end of year	$9,120.1	$9,122.0	$9,433.5
__________

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2015	2014	2013
Change in provision for incurred events of prior years:
General Insurance	$41.2	$190.8	$(40.4)
RFIG Run-off (a)	(127.4)	(157.8)	(253.0)

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	1,830.1	1,825.5	1,597.5
RFIG Run-off (b)	$291.4	$1,056.5	$389.8

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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $18.8, $47.1 and $80.5, respectively, for 2015, 2014 and 2013. The provision for insured events of prior years in 2015, 2014 and 2013 was (increased) reduced by estimated coverage rescissions and claims denials of $(17.6), $10.4 and $71.9, respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

The following table reflects the changes in net reserves between succeeding balance sheet dates.

	2015	2014	2013
Net reserve increase(decrease):
General Insurance	$331.0	$387.9	$285.1
Title Insurance	75.3	33.8	75.1
RFIG Run-off	(133.4)	(904.0)	(220.6)
Other	(.6)	.7	.9
Total	$272.2	$(481.5)	$140.6

(b)
Rescissions reduced the Company's settled losses by an estimated $33.0, $93.5, and $212.2 for 2015, 2014, and 2013, respectively. 2013 RFIG Run-off Business claim and claim adjustment expense payments reflect the retention of the deferred payment obligation ("DPO") within claim reserves which amounted to $551.5 as of December 31, 2013. In mid July 2014, in furtherance of a Final Order received from the NCDOI, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657.0. Refer to Note 1(s).

(c)	Year end net IBNR reserves for each segment were as follows:

	2015	2014	2013
General Insurance	$2,324.3	$2,266.2	$2,118.4
Title Insurance	503.8	432.2	407.1
RFIG Run-off	180.7	138.7	121.3
Other	6.4	5.7	4.0
Total	$3,015.3	$2,843.0	$2,651.0

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments of 1.6% and 4.6% for 2015 and 2013, respectively, and unfavorable development of (.3)% for 2014, with average favorable annual developments of 2.0%. The Company believes that the factors most responsible, in varying and continually changing degrees, for reserve redundancies or deficiencies include, as to many general insurance coverages, the effect of reserve discounts applicable to workers' compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above. In 2015 and 2014, the Company experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2011 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. As to mortgage guaranty and the CCI coverage, changes in reserve adequacy or deficiency result from differences in originally estimated salvage and subrogation recoveries, sales and prices of homes that can impact claim costs upon the disposition of foreclosed properties, changes in regional or local economic conditions and employment levels, greater numbers of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported.

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

Years Ended December 31:	2015	2014	2013
Statutory tax rate (credit)	35.0%	35.0%	35.0%
Tax rate increases (decreases):
Tax-exempt interest	(.1)	(.2)	(.4)
Dividends received exclusion	(3.0)	(1.5)	(.6)
Valuation allowance	1.1	—	—
Foreign income (loss) reattribution	(.2)	(.2)	(.2)
Other items - net	.4	(.3)	(.4)
Effective tax rate (credit)	33.2%	32.8%	33.4%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2015	2014	2013
Deferred Tax Assets:
Losses, claims, and settlement expenses	$330.2	$299.9	$286.9
Pension and deferred compensation plans	71.1	75.8	51.3
Impairment losses on investments	—	3.2	3.2
Net operating loss carryforward	36.8	40.2	43.7
AMT credit carryforward	9.6	9.6	9.6
Other temporary differences	35.5	38.4	50.5
Total deferred tax assets before valuation allowance	483.3	467.2	445.3
Valuation allowance	—	(9.6)	(9.6)
Total deferred tax assets	483.3	457.6	435.7
Deferred Tax Liabilities:
Unearned premium reserves	44.4	39.6	42.7
Deferred policy acquisition costs	84.8	76.6	63.1
Mortgage guaranty insurers' contingency reserves	82.4	53.5	20.1
Amortization of fixed maturity securities	5.6	5.1	4.9
Net unrealized investment gains	74.9	208.7	220.5
Title plants and records	4.9	5.0	4.9
Other temporary differences	31.9	31.9	30.6
Total deferred tax liabilities	328.9	420.6	387.1
Net deferred tax assets (liabilities)	$154.5	$37.0	$48.4

At December 31, 2015, the Company had available net operating loss ("NOL") carryforwards of $105.2 which will expire in years 2021 through 2029, and a $9.6 alternative minimum tax ("AMT") credit carryforward which does not expire. The NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code and is available to reduce future years' taxable income by a maximum of $9.8 each year until expiration.

A valuation allowance was held against deferred tax assets as of December 31, 2014 and 2013 related to certain tax credit carryforwards which the Company did not expect to realize. In 2015, the Company released the valuation allowance previously established. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all deferred tax assets at year end 2015 will more likely than not be fully realized.

Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. For 2015 tax purposes, the Company recognized a contingency reserve deduction of $82.6. Consequently, $9.8 of U.S. Treasury Tax and Loss Bonds were acquired during 2015 and $19.1 will be acquired during the first quarter of 2016.

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

(k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $26.6, $26.1 and $23.8 in 2015, 2014, and 2013, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(m) Goodwill and Intangible Assets - The following table presents the components of the Company's goodwill balance:

	General	Title	RFIG Run-off	Other	Total
January 1, 2014	$116.2	$44.3	$—	$.1	$160.7
Acquisitions	—	—	—	—	—
Impairments	—	—	—	—	—
December 31, 2014	116.2	44.3	—	.1	160.7
Acquisitions	—	—	—	—	—
Impairments	—	—	—	—	—
December 31, 2015	$116.2	$44.3	$—	$.1	$160.7

Goodwill resulting from business combinations is not amortizable against operations but must be tested annually for possible impairment of its continued value. Intangible assets with definitive lives are amortized against future operating results; whereas indefinite-lived intangibles are tested annually for impairment. Effective in 2015, the Company changed the date of annual impairment testing from March 31 to October 1. The change in measurement date did not result in the delay, acceleration or avoidance of an impairment charge.

There are no significant goodwill balances within reporting units with estimated fair values not significantly in excess of their carrying values.

(n) Employee Benefit Plans - The Company has a pension plan (the "Plan") covering a portion of its work force. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the Plan's costs as they accrue. The Plan is closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retain all of the vested rights as of the effective date of the freeze, while additional benefits no longer accrue. For 2013, the impact of the benefit curtailment resulted in increased operating expenses of $.6, a reduction of the pension obligation liability of $26.6, and a resulting increase to other comprehensive income of $17.7, net of tax.

The funded status of a pension plan is measured as of December 31 of each year, as the difference between the fair value of plan assets and the projected benefit obligation. The underfunded status of the Plan is recognized as a net pension liability; offsetting entries are reflected as a component of shareholders' equity in accumulated other comprehensive income, net of deferred taxes. The effects of these measurements and the resulting funded status of the Plan are reflected below.

Years Ended December 31:	2015	2014	2013
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$552.9	$479.3	$525.7
Increases (decreases) during the year attributable to:
Service cost	—	—	9.5
Interest cost	22.1	23.4	21.6
Plan curtailments	—	—	(26.6)
Actuarial (gains) losses	(31.0)	68.9	(32.8)
Benefits paid	(20.2)	(18.7)	(18.1)
Net increase (decrease) for the year	(29.1)	73.5	(46.4)
Projected benefit obligation at end of year	$523.7	$552.9	$479.3
Accumulated benefit obligation at end of year	$523.7	$552.9	$479.3

Fair Value of Net Assets Available for Plan Benefits
Fair value of net assets available for plan benefits
At beginning of the year	$419.2	$408.8	$352.3
Increases (decreases) during the year attributable to:
Actual return on plan assets	4.7	19.8	61.9
Sponsor contributions	5.5	9.2	12.7
Benefits paid	(20.2)	(18.7)	(18.1)
Net increase (decrease) for year	(9.9)	10.3	56.5
Fair value of net assets available for plan benefits
At end of the year	$409.2	$419.2	$408.8

Funded Status	$(114.5)	$(133.6)	$(70.4)
Amounts recognized in accumulated other comprehensive income	$(118.2)	$(126.9)	$(48.3)

The Company expects to make no cash contributions in calendar year 2016.

The components of aggregate annual net periodic pension costs consisted of the following:

Years Ended December 31:	2015	2014	2013
Service cost	$—	$—	$9.5
Interest cost	22.1	23.4	21.6
Curtailment loss recognized	—	—	.6
Expected return on plan assets	(29.8)	(29.4)	(26.7)
Recognized loss	2.6	—	8.8
Prior service costs	—	—	.1
Net cost	$(4.9)	$(6.0)	$14.1

The projected benefit obligation and net periodic benefit cost for the Plan were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2015	2014	2015	2014	2013
Settlement discount rates	4.55%	4.10%	4.10%	5.00%	4.17%
Rates of compensation increase	N/A	N/A	N/A	N/A	3.22%
Long-term rates of return on plans' assets	N/A	N/A	7.25%	7.25%	7.56%

The assumed settlement discount rates were determined by matching the current estimate of the Plan's projected cash outflows against spot rate yields on a portfolio of high quality bonds as of the measurement date. To develop the expected long-term rate of return on assets assumption, historical returns and the future return expectations for each asset class, as well as the target asset allocation of the pension portfolio were considered. The investment policy of the

Plan takes into account the matching of assets and liabilities, appropriate risk aversion, liquidity needs, the preservation of capital, and the attainment of modest growth. The weighted-average asset allocations of the Plan were as follows:

			Investment Policy Asset Allocation % Range Target
As of December 31:	2015	2014
Equity securities:
Common shares of Company stock	12.9%	9.9%
Other	61.1	61.1
Sub-total	74.0	71.0	30% to 70%
Fixed maturity securities	21.4	25.4	30% to 70%
Other	4.6	3.6	1% to 20%
Total	100.0%	100.0%

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

The following tables present a summary of the Plan's assets segregated among the various input levels described in Note 1(d).

	Fair Value Measurements
As of December 31, 2015:	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$52.7	$—	$—	$52.7
Other	231.9	18.2	—	250.2
Sub-total	284.6	18.2	—	302.9
Fixed maturity securities	—	87.5	—	87.5
Other	8.7	4.5	5.5	18.7
Total	$293.3	$110.2	$5.5	$409.2

As of December 31, 2014:
Equity securities:
Common shares of Company stock	$41.3	$—	$—	$41.3
Other	238.5	17.4	—	256.0
Sub-total	279.9	17.4	—	297.4
Fixed maturity securities	—	106.3	—	106.3
Other	6.2	3.1	6.0	15.4
Total	$286.2	$126.9	$6.0	$419.2

Level 1 assets include U.S. Treasury notes, publicly traded common stocks, mutual funds and certain short-term investments. Level 2 assets generally include corporate and government agency bonds, common collective trusts, and a limited partnership investment. Level 3 assets primarily consist of an immediate participation guaranteed fund.

The benefits expected to be paid as of December 31, 2015 for the next 10 years are as follows: 2016: $24.7; 2017: $25.5; 2018: $26.8; 2019 $28.4; 2020: $29.5 and for the five years after 2020: $160.7.

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2015	2014	2013
Employees Savings and Stock Ownership Plan "ESSOP"	$9.9	$9.3	$7.8
Other profit sharing plans	10.6	10.9	12.1
Cash and deferred incentive compensation	$26.6	$21.4	$21.6

A majority of the Company's employees participate in the ESSOP. Company contributions are provided in the form of Old Republic common stock. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock; dividends on unallocated shares are used to pay debt service costs. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. During 2015, the Employee Savings and Stock Ownership Plan purchased 2,200,000 shares of Old Republic common stock for $34.0. The purchases were financed by a loan from the Company. As of December 31, 2015, there were 14,764,156 Old Republic common shares owned by the ESSOP, of which 10,630,002 were allocated to employees' account balances. There are no repurchase obligations in existence. See Note 3(b).

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($1,570.7 and $1,426.5 at December 31, 2015 and 2014, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

Years Ended December 31:	2015	2014	2013
Numerator:
Net income (loss)	$422.1	$409.7	$447.8
Numerator for basic earnings per share -
income (loss) available to common stockholders	422.1	409.7	447.8
Adjustment for interest expense incurred on
assumed conversion of convertible senior notes	14.6	14.6	14.6
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversion of convertible senior notes	$436.7	$424.3	$462.4

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	259,502,067	258,553,662	257,443,999
Effect of dilutive securities - stock based compensation awards	988,091	1,004,518	784,080
Effect of dilutive securities - convertible senior notes	35,598,805	35,515,026	35,455,956
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible senior notes (a)	296,088,963	295,073,206	293,684,035
Earnings per share: Basic	$1.63	$1.58	$1.74
Diluted	$1.48	$1.44	$1.57

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	4,933,490	6,631,196	7,563,456
Convertible senior notes	—	—	—
Total	4,933,490	6,631,196	7,563,456
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

(r) Stock Based Compensation - As periodically amended, the Company has had a stock option plan in effect for certain eligible key employees since 1978. Under the plan amended in 2010, the maximum number of common shares available for 2010 and future years' grants was originally set at 14.5 million shares through February 2016. The maximum number of options available as of December 31, 2015 for future issuance under this amended plan was approximately 985,000 shares. The 2016 Incentive Compensation Plan (the "2016 Plan") was approved by shareholders in 2015 and became effective on February 24, 2016. On the effective date of the 2016 Plan, 15.0 million shares became available for future awards.

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

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2015	2014	2013
Stock based compensation expense	$2.3	$2.7	$1.6
Income tax benefit	$.8	$.9	$.5

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

	2015	2014	2013
Expected volatility	.28	.33	.33
Expected dividends	5.06%	4.75%	5.99%
Expected term (in years)	7	7	7
Risk-free rate	1.70%	2.10%	1.19%

A summary of stock option activity under the plan as of December 31, 2015, 2014 and 2013, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	11,510,433	$16.67	12,807,272	$16.97	14,293,149	$16.75
Granted	991,750	15.26	1,085,000	16.06	922,500	12.57
Exercised	920,350	12.14	409,229	11.85	897,909	12.22
Forfeited and expired	1,706,259	18.69	1,972,610	19.26	1,510,468	15.01
Outstanding at end of year	9,875,574	16.60	11,510,433	16.67	12,807,272	16.97

Exercisable at end of year	7,870,396	$17.17	9,349,180	$17.44	10,582,298	$18.03

Weighted average fair value of
options granted during the year (a)	$2.25	per share	$3.15	per share	$1.94	per share
__________

(a) Based on the Black-Scholes option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2015 follows:

				Options Outstanding			Options Exercisable
					Weighted - Average			Weighted Average Exercise Price
Ranges of Exercise Prices			Year(s) Of Grant	Number Out- Standing	Remaining Contractual Life	Exercise Price	Number Exercisable
$21.36	to	$22.35	2006	1,983,100	0.25	$21.99	1,983,100	$21.99
$21.78	to	$23.16	2007	1,877,000	1.25	21.77	1,877,000	21.77
$7.73	to	$12.95	2008	582,200	2.25	12.92	582,200	12.92
$10.48			2009	404,115	3.25	10.48	404,115	10.48
$12.08			2010	458,685	4.25	12.08	458,685	12.08
$12.33			2011	804,005	5.25	12.33	804,005	12.33
$10.80			2012	841,058	6.25	10.80	611,846	10.80
$12.57			2013	860,771	7.25	12.57	408,352	12.57
$16.06			2014	1,073,390	8.25	16.06	465,646	16.06
$15.26			2015	991,250	9.25	15.26	275,447	15.26
Total				9,875,574		$16.60	7,870,396	$17.17

As of December 31, 2015, there was $2.2 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2015	2014	2013
Cash received from stock option exercise	$11.1	$4.8	$10.9
Intrinsic value of stock options exercised	4.2	1.7	2.9
Actual tax benefit realized for tax deductions from stock options exercised	$1.4	$.6	$1.1

At December 31, 2015, the Company had restricted common stock issued to certain employees which are expected to vest over the next 2 years. During the vesting period, restricted shares are nontransferable and subject to forfeiture. Compensation expense for the restricted stock award is recognized over the vesting period of the award and was immaterial for the years ended December 31, 2015, 2014 and 2013.

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

RMIC has continually evaluated the potential long-term underwriting performance of the run-off book of business based on various modeling techniques. The resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's analysis did not indicate that the establishment of a premium deficiency was warranted as of December 31, 2015, 2014, or 2013. In this regard, a long-used RMIC standard model indicates that underwriting performance of the book of business should, in the aggregate be positive over the extended ten year run-off period assumed to end on or about December 31, 2022. As of December 31, 2015, it is nonetheless possible that MI operating results could be negative in the near term.

As of December 31, 2015, RFIG's mortgage insurance subsidiaries were eminently solvent. The total statutory capital, inclusive of a contingency reserve of $265.8, was $311.0, which was $69.2 above the required MPP of $241.8. As of the same date, RFIG's consolidated GAAP capitalization amounted to $247.2.

Note 2 - Debt - Consolidated debt of Old Republic and its subsidiaries is summarized below:

December 31:	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$550.0	$709.5	$550.0	$640.7
4.875% Senior Notes due 2024	400.0	404.6	400.0	418.9
ESSOP debt with an average yield of 3.69%
and 3.66%, respectively	11.7	11.7	15.0	15.0
Total debt	$961.7	$1,125.8	$965.0	$1,074.7

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

Scheduled maturities of the above debt at the respective year ends are as follows: 2016: $3.5; 2017: $3.9; 2018: $554.2; 2019: $-; 2020 and after: $400.0. During 2015, 2014 and 2013, $42.9, $28.3 and $23.1, respectively, of interest expense on debt was charged to consolidated operations.

Old Republic's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at December 31, 2015 and management has every expectation that its solvent state is likely to prevail. RMIC is expected to be an increasingly less significant subsidiary over time as its in force business declines.

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

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 1(d) above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
December 31, 2015	$961.7	$1,125.8	$—	$1,114.1	$11.7
December 31, 2014	$965.0	$1,074.7	$—	$1,059.7	$15.0

Note 3 - Shareholders' Equity

(a) Preferred Stock - At December 31, 2015, there were 75,000,000 shares of preferred stock authorized. The Company has designated one series of preferred stock: 10,000,000 shares of Series A Junior Participating Preferred Stock (Series A). No shares have been issued or are outstanding. The Series A Stock, if and when issued, shall pay a dividend of the greater of $1.00 or 100 times (subject to adjustment) the aggregate per share amount (payable in kind) of all non-cash dividend or other distributions, other than a dividend payable in shares of common stock declared on the common stock of the Company. Each share of Series A stock shall have 100 votes on each matter submitted to a vote of the shareholders.

(b) Common Stock - At December 31, 2015, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. During 2008, the Company issued 5,488,475 shares to the ESSOP for consideration of $50.0. The ESSOP's common stock purchases were financed by a $30.0 bank loan and by $20.0 of pre-fundings from ESSOP participating subsidiaries. During 2015, the ESSOP purchased 2,200,000 shares of Old Republic common stock for $34.0. The purchases were financed by a loan from the Company. Common stock held by the ESSOP is classified as a charge to the common shareholders' equity account until it is allocated to participating employees' accounts contemporaneously with the repayment of the ESSOP debt incurred for its acquisition. Such unallocated shares are not considered outstanding for purposes of calculating earnings per share. Dividends on unallocated shares are used to pay debt service costs. Dividends on allocated shares are credited to participants' accounts.

(c) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year end 2015 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2016 without the prior approval of appropriate regulatory authorities is approximately $493.8. Cash dividends declared during 2015, 2014 and 2013 to the Company by its subsidiaries amounted to $326.0, $281.1 and $205.3, respectively.

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

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 for workers' compensation; $5.0 for commercial auto liability; $5.0 for general liability; $12.0 for executive protection (directors & officers and errors & omissions); $2.0 for aviation; and $5.0 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. An immaterial amount of the mortgage guaranty traditional primary risk in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is (in whole dollars) $38,700 per insured loan.

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

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger is $100, $120, $140, $160, $180, and $200 for 2015, 2016, 2017, 2018, 2019, and 2020, respectively. Once the program trigger is met, TRIPRA will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% in 2015 and declines by one percentage point per year until it reaches 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The

Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposure.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions, are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $15.9 and $21.2 at December 31, 2015 and 2014, respectively, are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2015, the Company's General Insurance Group's ten largest reinsurers represented approximately 52% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Munich Re America, Inc. the largest reinsurer representing 16.1% of the total recoverable balance. Of the balances due from these ten reinsurers, 68.5% was recoverable from A or better rated reinsurance companies, 4.7% from a B+ rated reinsurance company, 7.2% from an industry-wide insurance assigned risk pool, and 19.6% from foreign unrated companies.

The following information relates to reinsurance and related data for the General Insurance and RFIG Run-off Groups for the three years ended December 31, 2015. Reinsurance transactions of the Title Insurance Group and small life and accident insurance operation are not material.

Years Ended December 31:		2015	2014	2013
General Insurance Group
Written premiums:	Direct	$3,964.3	$3,750.4	$3,348.1
	Assumed	73.8	36.1	28.8
	Ceded	$1,052.6	$939.7	$775.8

Earned premiums:	Direct	$3,839.2	$3,607.5	$3,235.7
	Assumed	64.3	31.1	24.1
	Ceded	$1,008.8	$902.9	$746.1
Claims ceded		$341.1	$602.2	$469.5

RFIG Run-off Business
Written premiums:	Direct	$214.0	$255.0	$314.3
	Assumed	—	—	—
	Ceded	$5.1	$7.0	$9.9

Earned premiums:	Direct	$225.0	$262.4	$326.4
	Assumed	—	—	—
	Ceded	$5.1	$7.0	$9.9
Claims ceded		$.6	$1.1	$3.4

Mortgage Guaranty Insurance in force as of December 31:
	Direct	$27,561.7	$35,414.8	$43,994.5
	Assumed	—	—	—
	Ceded	$27.2	$116.4	$460.4
(b) Leases - Some of the Company's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $54.7, $51.4 and $49.7 in 2015, 2014 and 2013, respectively. These expenses relate primarily to building leases of the Company. A number of the Company's subsidiaries also lease other equipment for use in their businesses. At December 31, 2015, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2016: $52.3; 2017: $47.1; 2018: $39.7; 2019: $31.4; 2020: $21.0; 2021 and after: $80.6.

In February 2016, the FASB issued guidance on lease accounting. Among other changes, the new standard requires balance sheet recognition of all leases with a term of greater than 12 months. The new accounting standard will be effective in 2019.

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

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance, non-insurance, and ESSOP affiliates. At December 31, 2015, the aggregate principal amount of such guaranties was $120.3.

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

In late September, 2015, RMIC reached a preliminary claims settlement with Countrywide and B of A, N.A. The final settlement is contingent on the consents of stakeholders in the outcome of these disputes. The parties are currently working to obtain those consents. Pursuant to the terms of the preliminary settlement, all proceedings between the parties are stayed.

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

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2015 is presented below. In management's opinion, however, quarterly operating data for insurance enterprises such as the Company is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management's opinion, all adjustments consisting of normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the data which follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2015:
Operating Summary:
Net premiums, fees, and other income	$1,219.8	$1,300.0	$1,399.9	$1,366.0
Net investment income and realized gains (losses)	110.2	109.7	145.6	113.9
Total revenues	1,330.2	1,410.0	1,545.7	1,480.2
Benefits, claims, and expenses	1,176.4	1,258.1	1,360.9	1,338.7
Net income (loss)	$103.4	$102.0	$125.9	$90.6
Net income (loss) per share: Basic	$.40	$.39	$.48	$.35
Diluted	$.36	$.36	$.44	$.32
Average shares outstanding:
Basic	259,118,634	259,468,711	259,266,696	258,257,224
Diluted	295,547,223	295,987,501	295,868,117	295,206,909

Year Ended December 31, 2014:
Operating Summary:
Net premiums, fees, and other income	$1,156.5	$1,198.4	$1,283.3	$1,274.2
Net investment income and realized gains (losses)	274.0	135.3	107.6	100.6
Total revenues	1,430.6	1,333.9	1,391.0	1,375.0
Benefits, claims, and expenses	1,133.6	1,234.2	1,269.6	1,283.6
Net income (loss)	$194.4	$66.1	$85.8	$63.3
Net income (loss) per share: Basic	$.75	$.26	$.33	$.24
Diluted	$.67	$.24	$.30	$.23
Average shares outstanding:
Basic	257,933,928	258,379,076	258,607,162	258,812,995
Diluted	294,513,903	295,051,774	295,049,613	295,166,316

Note 6 - Information About Segments of Business - The Company is engaged in the single business of insurance underwriting and related services. It conducts its' operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its' General Insurance Group (property and liability insurance), Title Insurance Group and the Republic Financial Indemnity Group Run-off Business. The results of a small life & accident insurance business are included with those of its holding company parent and minor corporate services operations. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Workers' compensation is the largest type of coverage underwritten by the General Insurance Group, accounting for 36.4% of the Group's direct premiums written in 2015. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including commercial automobile (principally trucking), general liability, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

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

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segment Reporting
Years Ended December 31:	2015	2014	2013
General Insurance:
Net premiums earned	$2,894.7	$2,735.6	$2,513.7
Net investment income and other income	418.5	377.8	336.2
Total revenues before realized gains or losses	$3,313.3	$3,113.5	$2,849.9
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$336.4	$221.3	$288.3
Income tax expense (credits) on above	$111.6	$68.8	$90.9

Title Insurance:
Net premiums earned	$1,624.7	$1,394.4	$1,567.1
Title, escrow and other fees	420.5	364.8	429.0
Sub-total	2,045.3	1,759.2	1,996.1
Net investment income and other income	35.3	32.3	29.5
Total revenues before realized gains or losses	$2,080.7	$1,791.6	$2,025.6
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$166.8	$99.5	$124.3
Income tax expense (credits) on above	$58.2	$35.4	$44.0

RFIG Run-off Business:
Net premiums earned	$219.9	$255.4	$316.5
Net investment income and other income	25.1	27.5	36.8
Total revenues before realized gains or losses	$245.0	$282.9	$353.4
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$29.4	$10.3	$110.0
Income tax expense (credits) on above	$9.9	$3.3	$38.5

Consolidated Revenues:
Total revenues of above Company segments	$5,639.0	$5,188.2	$5,228.9
Other sources (b)	118.1	135.1	123.3
Consolidated net realized investment gains (losses)	91.3	272.3	148.1
Consolidation elimination adjustments	(82.3)	(65.0)	(57.7)
Consolidated revenues	$5,766.1	$5,530.7	$5,442.7

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$532.8	$331.3	$522.7
Other sources - net (b)	7.6	5.7	2.1
Consolidated net realized investment gains (losses)	91.3	272.3	148.1
Consolidated income (loss) before income taxes (credits)	$631.8	$609.4	$672.9

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$179.8	$107.6	$173.5
Other sources - net (b)	(2.1)	(3.2)	(.3)
Income tax expense (credits) on
consolidated net realized investment gains (losses)	31.9	95.3	51.8
Consolidated income tax expense (credits)	$209.6	$199.7	$225.0

December 31:	2015	2014
Consolidated Assets:
General Insurance	$14,523.0	$14,251.8
Title Insurance	1,314.3	1,243.0
RFIG Run-off Business	978.7	1,108.4
Total assets for above company segments	16,816.1	16,603.3
Other assets (b)	769.4	833.9
Consolidation elimination adjustments	(475.0)	(449.1)
Consolidated assets	$17,110.5	$16,988.1
__________

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $41.6, $32.0 and $28.9 for the years ended December 31, 2015, 2014, and 2013, respectively; Title - $8.1, $7.9 and $7.9 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

	Assumed from Old Republic			Ceded to Old Republic
Years Ended December 31:	2015	2014	2013	2015	2014	2013
Premiums earned	$3.3	$3.5	$2.3	$.6	$.7	$.6
Commissions and fees	.9	.6	.6	—	.1	—
Losses and loss expenses	2.6	3.8	4.3	.9	.5	1.5
Loss and loss expense reserves	12.7	11.1	8.7	4.7	4.0	3.7
Unearned premiums	$1.5	$1.3	$1.6	$.1	$—	$.1

As of December 31, 2015 and 2014, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $29.9 and $29.4, respectively. AB&M's accounts are not consolidated with Old Republic's since it is owned by its policyholders and, in any event, their inclusion would not have a significant effect on Old Republic's consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Old Republic International Corporation:

We have audited the accompanying balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A of the 2015 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Republic International Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Old Republic International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
February 29, 2016

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

Changes in Internal Control

During the three month period ended December 31, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015. Their report is shown on page 93 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 17, 2015.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2015, regarding the senior officers of the Company:

Name	Age	Position
Charles S. Boone	62	Senior Vice President - Investments and Treasurer since August, 2001.

W. Todd Gray	47	Senior Vice President - Operations and Finance of Old Republic General Insurance Companies since August 2015. Prior to joining Old Republic, Mr. Gray was an executive of Midland Company.

John R. Heitkamp, Jr.	61	Senior Vice President, Secretary and General Counsel since July, 2014.

Karl W. Mueller	56	Senior Vice President and Chief Financial Officer since October, 2004.

R. Scott Rager	67	President and Chief Operating Officer since June 2012; Senior Vice President - General Insurance since July, 2006.

Craig R. Smiddy	51
President and Chief Operating Officer of Old Republic General Insurance Companies since August 2015 and August, 2013, respectively. Prior to joining Old Republic, Mr. Smiddy was President of the Specialty Markets Division of Munich Reinsurance America, Inc.

Rande K. Yeager	67	Senior Vice President - Title Insurance since March, 2003; Chairman and Chief Executive Officer of Old Republic Title Insurance Companies since July, 2010 and March, 2002, respectively.

Aldo C. Zucaro	76
Chairman of the Board, Chief Executive Officer, and Director since 1993, 1990 and 1976, respectively; Chairman and Chief Executive Officer of Republic Financial Indemnity Group, Inc. since December, 2013.

The term of office of each officer of the Company expires on the date of the annual meeting of the board of directors, which is generally held in May of each year. There is no family relationship between any of the executive officers named above. Each of these named officers, except for Craig R. Smiddy and W. Todd Gray, have been employed in senior capacities with the Company and/or its subsidiaries for the past five years. Mr. Heitkamp has been determined by the Company to not be an executive officer under Rule 3b-7 of the Exchange Act.

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 27, 2016. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2015 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under item 15. The Company has also posted the text of its code of ethics on its internet website at www.oldrepublic.com.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 27, 2016, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 27, 2016.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 27, 2016, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the "Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 27, 2016, which will be on file with the Commission.

PART IV

Item 15 - Exhibits

Documents filed as a part of this report:
1. Financial statements: See Item 8, Index to Financial Statements.
2. See exhibit index on page 110 of this report.
3. Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):    Old Republic International Corporation

By:	/s/ Aldo C. Zucaro	02/29/16
	Aldo C. Zucaro, Chairman of the Board,	Date
Chief Executive Officer and Director

By:	/s/ Karl W. Mueller	02/29/16
	Karl W. Mueller, Senior Vice President,	Date
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

* By /s/ Aldo C. Zucaro
Attorney-in-fact
Date: February 29, 2016

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2015

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2015, 2014 and 2013

Schedule	IV -	Reinsurance for the years ended December 31, 2015, 2014 and 2013

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2015, 2014 and 2013

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

Under date of February 29, 2016, we reported on the consolidated balance sheets of Old Republic International Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, as contained in the annual report on Form 10-K for the year 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
February 29, 2016

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2015
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (1)	Fair Value	Amount at which shown in balance sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$1,163.2	$1,175.1	$1,175.1
Foreign government	106.3	109.7	109.7
Corporate, industrial and all other	6,879.9	6,896.5	6,896.5
	8,149.4	$8,181.5	8,181.5
Equity securities:
Non-redeemable preferred stocks	.6	$.9	.9
Common stocks:
Banks, trusts and insurance companies	119.2	130.4	130.4
Industrial, miscellaneous and all other	1,603.2	1,736.2	1,736.2
Indexed mutual funds	103.3	120.2	120.2
	1,826.4	$1,987.8	1,987.8
Short-term investments	669.4		669.4
Miscellaneous investments	27.2		27.2
Total	10,672.5		10,866.1
Held to maturity:
Fixed maturity securities:
States, municipalities and political subdivisions	355.8		355.8
Other investments	3.5		3.5
Total Investments	$11,032.0		$11,225.5
__________

(1)	Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2015	2014
Assets:
Bonds and notes	$10.5	$10.5
Short-term investments	148.9	124.3
Cash	21.4	19.0
Investments in, and indebtedness of related parties	4,875.8	4,913.1
Other assets	112.1	167.2
Total Assets	$5,168.8	$5,234.3

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$173.8	$207.7
Debt and debt equivalents	961.7	965.0
Indebtedness to affiliates and subsidiaries	152.3	137.5
Commitments and contingent liabilities
Total Liabilities	1,287.9	1,310.3

Common Shareholders' Equity:
Common stock	261.9	260.9
Additional paid-in capital	698.0	681.6
Retained earnings	2,937.5	2,706.7
Accumulated other comprehensive income (loss)	29.2	292.3
Unallocated ESSOP shares (at cost)	(45.8)	(17.6)
Total Common Shareholders' Equity	3,880.8	3,924.0
Total Liabilities and Common Shareholders' Equity	$5,168.8	$5,234.3

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Investment income from subsidiaries	$61.2	$44.7	$38.1
Real estate and other income	4.6	4.5	4.4
Other investment income	.4	.3	.8
Total revenues	66.3	49.6	43.3

Expenses:
Interest - subsidiaries	.4	.8	1.3
Interest - other	42.9	28.3	23.1
Real estate and other expenses	3.7	4.3	4.3
General expenses, taxes and fees	10.1	9.3	11.6
Total expenses	57.3	42.9	40.5
Revenues, net of expenses	8.9	6.6	2.7

Federal income taxes (credits)	2.7	(1.3)	.3
Income (loss) before equity in earnings (losses) of subsidiaries	6.2	8.0	2.4

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	326.0	281.1	205.3
Earnings (losses) in excess of dividends	89.8	120.5	240.1

Net Income (Loss)	$422.1	$409.7	$447.8

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$422.1	$409.7	$447.8
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	(.2)	—	(.7)
Income taxes - net	(18.0)	(1.7)	24.5
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	(89.8)	(120.5)	(240.1)
Accounts payable, accrued expenses and other	3.9	18.6	(2.0)
Total	317.8	306.1	229.5

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	—	—	10.0
Sale of fixed assets for company use	.4	.1	—
Purchase of fixed assets for company use	—	—	(2.3)
Net repayment (issuance) of notes to related parties	(6.5)	(452.2)	(87.4)
Net decrease (increase) in short-term investments	(24.5)	13.6	21.4
Investment in, and indebtedness of related parties-net	7.5	(75.0)	—
Total	(23.1)	(513.3)	(58.3)

Cash flows from financing activities:
Issuance of debentures and notes	—	394.4	—
Net receipt (repayment) of notes and loans from related parties	(75.2)	(2.3)	25.0
Issuance of common shares	12.0	5.7	11.8
Redemption of debentures and notes	(3.3)	(3.0)	(2.7)
Purchase of unallocated ESSOP shares	(34.0)	—	—
Dividends on common shares	(191.3)	(188.3)	(184.8)
Other - net	(.4)	(.2)	(.4)
Total	(292.2)	206.2	(151.1)

Increase (decrease) in cash	2.3	(1.0)	20.0
Cash, beginning of year	19.0	20.1	—
Cash, end of year	$21.4	$19.0	$20.1

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

In 2008, the Company secured a ten year $30.0 bank loan to enable its Employees Savings and Stock Ownership Plan ("ESSOP") to purchase Old Republic common stock. Principal amounts of $11.7 and $15.0 were outstanding as of December 31, 2015 and 2014, respectively. The average yield of the ESSOP bank loan was 3.69% and 3.66% at December 31, 2015 and 2014, respectively.

Old Republic's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at December 31, 2015 and management has every expectation that its solvent state is likely to prevail. RMIC is expected to be an increasingly less significant subsidiary over time as its in force business declines.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2015, 2014 and 2013
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Losses, Claims and Settlement Expenses	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2015:
Insurance Underwriting:
General Insurance Group	$243.4	$5,053.1	$1,374.5	$121.9	$2,894.7
Title Insurance Group	—	580.8	—	7.3	1,624.7
RFIG Run-off Business	—	736.7	13.7	—	219.9
Corporate & Other (1)	11.9	16.9	—	37.6	19.4
Reinsurance Recoverable (2)	—	2,732.5	360.5	29.4	—
Consolidated	$255.4	$9,120.1	$1,748.7	$196.4	$4,758.8

Year Ended December 31, 2014:
Insurance Underwriting:
General Insurance Group	$211.1	$4,722.0	$1,285.2	$115.5	$2,735.6
Title Insurance Group	—	505.4	—	6.3	1,394.4
RFIG Run-off Business	—	870.2	21.1	—	255.4
Corporate & Other (1)	19.6	17.5	—	55.4	60.7
Reinsurance Recoverable (2)	—	3,006.6	321.3	27.5	—
Consolidated	$230.8	$9,122.0	$1,627.7	$205.0	$4,446.3

Year Ended December 31, 2013:
Insurance Underwriting:
General Insurance Group	$170.4	$4,334.1	$1,174.2	$116.9	$2,513.7
Title Insurance Group	—	471.5	—	6.5	1,567.1
RFIG Run-off Business	—	1,774.2	28.8	—	316.5
Corporate & Other (1)	22.2	16.8	—	54.8	59.3
Reinsurance Recoverable (2)	—	2,836.7	284.7	29.3	—
Consolidated	$192.6	$9,433.5	$1,487.8	$207.8	$4,456.6
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, a small life & accident insurance operation and consolidation elimination adjustments.
(2) In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.1 billion, $3.3 billion, and $3.1 billion at December 31, 2015, 2014 and 2013, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2015, 2014 and 2013
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2015:
Insurance Underwriting:
General Insurance Group	$312.1	$2,143.5	$388.3	$444.9	$2,985.5
Title Insurance Group	34.0	99.2	—	1,814.5	1,624.7
RFIG Run-off Business	25.1	193.6	—	21.9	208.8
Corporate & Other (1)	17.2	22.8	7.8	(2.6)	5.0
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$388.6	$2,459.3	$396.1	$2,278.9	$4,824.1

Year Ended December 31, 2014:
Insurance Underwriting:
General Insurance Group	$278.8	$2,132.3	$345.0	$414.8	$2,846.8
Title Insurance Group	29.9	91.9	—	1,600.1	1,394.4
RFIG Run-off Business	27.5	248.2	—	24.3	248.0
Corporate & Other (1)	9.2	42.0	19.5	2.6	63.8
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$345.5	$2,514.5	$364.6	$2,042.0	$4,553.1

Year Ended December 31, 2013:
Insurance Underwriting:
General Insurance Group	$249.6	$1,849.4	$315.4	$396.3	$2,601.1
Title Insurance Group	26.6	134.0	—	1,767.2	1,567.1
RFIG Run-off Business	36.8	217.7	—	25.5	304.3
Corporate & Other (1)	5.6	37.0	16.4	9.9	61.0
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$318.7	$2,238.3	$331.9	$2,199.4	$4,533.6
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, a small life & accident insurance operation and consolidation elimination adjustments.

(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.1 billion, $3.3 billion, and $3.1 billion at December 31, 2015, 2014 and 2013, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2015, 2014 and 2013
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2015:
Life insurance in force	$6,490.0	$3,226.3	$—	$3,263.7	—%

Premium Revenues:
General Insurance	$3,839.2	$1,008.8	$64.3	$2,894.7	2.2%
Title Insurance	1,623.3	—	1.4	1,624.7	.1
RFIG Run-off	225.0	5.1	—	219.9	—
Life and Health Insurance:
Life insurance	16.9	6.5	—	10.4	—
Accident and health insurance	51.8	42.7	—	9.0	—
Total Life & Health Insurance	68.8	49.3	—	19.4	—
Consolidating adjustments	—	(26.4)	(26.4)	—	—
Consolidated	$5,756.4	$1,036.9	$39.3	$4,758.8	.8%

Year Ended December 31, 2014:
Life insurance in force	$7,083.4	$3,469.9	$—	$3,613.5	—%

Premium Revenues:
General Insurance	$3,607.5	$902.9	$31.1	$2,735.6	1.1%
Title Insurance	1,392.9	.1	1.5	1,394.4	.1
RFIG Run-off	262.4	7.0	—	255.4	—
Life and Health Insurance:
Life insurance	18.8	6.9	—	11.9	—
Accident and health insurance	65.0	16.2	—	48.8	—
Total Life & Health Insurance	83.9	23.1	—	60.7	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$5,346.8	$933.2	$32.7	$4,446.3	.7%

Year Ended December 31, 2013:
Life insurance in force	$7,950.9	$3,946.9	$—	$4,004.0	—%

Premium Revenues:
General Insurance	$3,235.7	$746.1	$24.1	$2,513.7	1.0%
Title Insurance	1,564.4	—	2.7	1,567.1	.2
RFIG Run-off	326.4	9.9	—	316.5	—
Life and Health Insurance:
Life insurance	21.2	8.1	—	13.1	—
Accident and health insurance	56.6	10.4	—	46.1	—
Total Life & Health Insurance	77.9	18.5	—	59.3	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$5,204.5	$774.8	$26.9	$4,456.6	.6%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2015, 2014 and 2013
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2015:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$21.2	$—	$—	$(5.3)	$15.9
Deferred tax asset valuation
Allowance (1)	$9.6	$—	$—	$(9.6)	$—

Year Ended December 31, 2014:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$21.2	$—	$—	$—	$21.2
Deferred tax asset valuation
Allowance (1)	$9.6	$—	$—	$—	$9.6

Year Ended December 31, 2013:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$21.2	$—	$—	$—	$21.2
Deferred tax asset valuation
Allowance (1)	$9.6	$—	$—	$—	$9.6
__________

(1)
A valuation allowance was held against deferred tax assets as of December 31, 2014 and 2013 related to certain tax credit carryforwards which the Company did not expect to realize. In 2015, the Company released the valuation allowance previously established. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all remaining deferred tax assets at year end 2015 will more likely than not be fully realized.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2015, 2014 and 2013
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (1)	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses (2)	Discount, If Any, Deducted in Column C	Unearned Premiums (2)

Year Ended December 31:
2015	$243.4	$5,208.2	$228.6	$1,374.5
2014	211.1	4,829.7	240.7	1,285.2
2013	170.4	4,400.3	241.4	1,174.2

Column A	Column F	Column G	Column H

		Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to
Affiliation With Registrant (1)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2015	$2,918.6	$313.0	$2,167.4	$41.2
2014	2,763.4	279.3	2,064.1	190.8
2013	2,543.5	250.0	1,919.1	(40.4)

Column A	Column I	Column J	Column K

Affiliation With Registrant (1)	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written

Year Ended December 31:
2015	$388.3	$1,830.1	$3,005.8
2014	345.0	1,825.5	2,874.9
2013	315.4	1,597.5	2,630.3
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

	(D)	*	Supplemental Indenture No. 1 dated as of June 15, 1997, supplementing the Indenture. (Exhibit 4.3 to the Registrant's Form 8-A filed June 16, 1997).

	(E)	*	Supplemental Indenture No. 2 dated as of December 31, 1997 supplementing the Indenture. (Exhibit 4.3 to the Registrant's Form S-3 filed January 7, 1998).

	(F)	*
Fourth Supplemental Indenture dated as of March 8, 2011 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant's Form 8-K filed March 8, 2011).

	(G)	*
Fifth Supplemental Indenture dated as of September 25, 2014 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant's Form 8-K filed September 25, 2014).

(10)	Material contracts.

**	(A)	*	Old Republic International Corporation 2005 Key Employees Performance Recognition Plan. (Exhibit 10(B) to Registrant's Annual Report on Form 10-K for 2006).

**	(B)	*	Amended and Restated Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 10(a) to Registrant's March 31, 2014 report on From 10-Q).

**	(C)	*	Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2008).

**	(D)	*	Old Republic International Corporation 2016 Incentive Compensation Plan. (Exhibit 99.1 to Registrant's Form 8-K filed May 28, 2015).

**	(E)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

**	(F)	*	ORI Great West Holdings, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(P) to Registrant's Annual Report on Form 10-K for 2006).

	(G)	*	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies. (Exhibit 10(a) to Registrant's March 31, 2013 report on Form 10-Q).

(21)			Subsidiaries of the registrant.

(23.1)			Consent of KPMG LLP.

(24)			Powers of attorney.

(Exhibit Index, Continued)

(31.1)	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

*	Exhibit incorporated herein by reference.

**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.