Form 10-Q
period 2016-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2016-05-06
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: March 31, 2016 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding March 31, 2016
Common Stock / $1 par value	262,175,827

There are 47 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2016

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 17

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	18 - 43

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	44

	CONTROLS AND PROCEDURES	44

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	45

	ITEM 1A - RISK FACTORS	45

	ITEM 6 - EXHIBITS	45

SIGNATURE		46

EXHIBIT INDEX		47

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	March 31,	December 31,
	2016	2015
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,153.7 and $8,149.4)	$8,333.2	$8,181.5
Equity securities (at fair value) (cost: $1,849.4 and $1,826.4)	2,131.6	1,987.8
Short-term investments (at fair value which approximates cost)	650.3	669.4
Miscellaneous investments	27.0	27.2
Total	11,142.3	10,866.1
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $521.6 and $359.7)	511.3	355.8
Other investments	3.3	3.5
Total investments	11,657.0	11,225.5
Other Assets:
Cash	137.1	159.8
Securities and indebtedness of related parties	19.1	27.7
Accrued investment income	94.4	90.1
Accounts and notes receivable	1,372.2	1,310.2
Federal income tax recoverable: Current	—	26.5
Deferred	56.2	154.5
Prepaid federal income taxes	82.4	63.3
Reinsurance balances and funds held	126.8	129.0
Reinsurance recoverable: Paid losses	72.0	61.1
Policy and claim reserves	3,081.3	3,122.5
Deferred policy acquisition costs	260.3	255.4
Sundry assets	473.9	475.6
Total Other Assets	5,776.2	5,876.1
Total Assets	$17,433.3	$17,101.6
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,067.5	$9,120.1
Unearned premiums	1,779.6	1,748.7
Other policyholders' benefits and funds	198.1	196.4
Total policy liabilities and accruals	11,045.3	11,065.3
Commissions, expenses, fees, and taxes	446.7	452.3
Reinsurance balances and funds	535.1	496.1
Federal income tax payable: Current	28.6	—
Debt	982.3	952.8
Sundry liabilities	252.2	253.9
Commitments and contingent liabilities
Total Liabilities	13,290.6	13,220.7
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	262.1	261.9
Additional paid-in capital	702.3	698.0
Retained earnings	3,012.1	2,937.5
Accumulated other comprehensive income	210.2	29.2
Unallocated ESSOP shares (at cost)	(44.2)	(45.8)
Total Common Shareholders' Equity	4,142.6	3,880.8
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$17,433.3	$17,101.6
________

(1)
At March 31, 2016 and December 31, 2015, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 262,175,827 and 261,968,328 were issued as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2016	2015
Revenues:
Net premiums earned	$1,150.8	$1,103.0
Title, escrow, and other fees	94.8	91.4
Total premiums and fees	1,245.7	1,194.4
Net investment income	96.3	91.4
Other income	27.3	25.4
Total operating revenues	1,369.3	1,311.3
Realized investment gains (losses):
From sales	44.1	18.8
From impairments	—	—
Total realized investment gains (losses)	44.1	18.8
Total revenues	1,413.5	1,330.2

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	569.8	564.8
Dividends to policyholders	4.2	5.3
Underwriting, acquisition, and other expenses	646.3	595.7
Interest and other charges	10.7	10.5
Total expenses	1,231.1	1,176.4
Income before income taxes (credits)	182.3	153.7

Income Taxes (Credits):
Current	57.1	48.9
Deferred	2.2	1.3
Total	59.3	50.3

Net Income	$122.9	$103.4

Net Income Per Share:
Basic	$.48	$.40
Diluted	$.43	$.36

Average shares outstanding: Basic	258,657,939	259,118,634
Diluted	295,543,808	295,547,223

Dividends Per Common Share:
Cash	$.1875	$.1850

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2016	2015
Net Income As Reported	$122.9	$103.4

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	312.5	73.8
Amounts reclassified as realized investment
gains from sales in the statements of income	(44.1)	(18.8)
Pretax unrealized gains (losses) on securities	268.3	54.9
Deferred income taxes (credits)	93.8	19.0
Net unrealized gains (losses) on securities, net of tax	174.4	35.9
Defined benefit pension plans:
Net pension adjustment before reclassifications	.1	.1
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.1	.2
Net adjustment related to defined benefit
pension plans	.2	.3
Deferred income taxes (credits)	.1	.1
Net adjustment related to defined benefit pension
plans, net of tax	.1	.2
Foreign currency translation and other adjustments	6.3	(7.7)
Net adjustments	180.9	28.4
Comprehensive Income (Loss)	$303.9	$131.8

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$122.9	$103.4
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(4.6)	(5.2)
Premiums and other receivables	(61.7)	(48.2)
Unpaid claims and related items	12.6	23.5
Unearned premiums and other policyholders' liabilities	8.3	10.4
Income taxes	57.2	48.9
Prepaid federal income taxes	(19.1)	(7.7)
Reinsurance balances and funds	30.0	55.3
Realized investment (gains) losses	(44.1)	(18.8)
Accounts payable, accrued expenses and other	24.4	29.2
Total	125.9	190.8

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	250.6	168.3
Sales	70.5	49.5
Sales of:
Equity securities	252.7	34.9
Other - net	4.5	4.4
Purchases of:
Fixed maturity securities:
Available for sale	(323.1)	(314.5)
Held to maturity	(157.4)	—
Equity securities	(233.9)	(88.7)
Other - net	(12.0)	(8.7)
Net decrease (increase) in short-term investments	19.2	28.0
Other - net	—	—
Total	(128.8)	(126.7)

Cash flows from financing activities:
Issuance of debentures and notes	32.4	—
Issuance of common shares	1.8	1.9
Redemption of debentures and notes	(3.5)	(3.3)
Dividends on common shares	(48.3)	(47.8)
Other - net	(2.2)	(1.2)
Total	(19.8)	(50.4)

Increase (decrease) in cash	(22.7)	13.6
Cash, beginning of period	159.8	136.7
Cash, end of period	$137.1	$150.4

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$20.1	$20.5
Income taxes	$1.8	$1.7

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1. Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2015 Annual Report on Form 10-K incorporated herein by reference.

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. In May 2015, the FASB issued guidance requiring additional disclosures about short-duration insurance contracts. The new disclosures, which are required for annual periods beginning after December 31, 2015 and for interim periods beginning after December 31, 2016, are intended to provide additional information about insurance liabilities including the nature, amount, timing, and uncertainty of future cash flows related to those liabilities. In May 2014, the FASB issued a comprehensive revenue recognition standard which will be effective in 2018 and applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments which will be effective in 2018. Among other changes, the standard will require equity investments to be measured at fair value with changes in fair value recognized in the consolidated statement of income. In February 2016, the FASB issued guidance on lease accounting which will be effective in 2019 and requires balance sheet recognition of all leases with a term of greater than 12 months. Most recently, in March 2016, the FASB issued guidance intended to simplify certain aspects of accounting for share-based payment award transactions which will be effective beginning in 2017. The Company is currently evaluating this guidance to determine the potential impact of its adoption on its consolidated financial statements. Certain debt amounts have been reduced due to the reclassification of relatively immaterial debt issuance costs previously classified as deferred assets, in order to comply with a 2015 pronouncement by the FASB.

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

	Quarters Ended
	March 31,
	2016	2015
Numerator:
Net income	$122.9	$103.4
Numerator for basic earnings per share -
income available to common stockholders	122.9	103.4
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.6	3.6
Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversion of convertible notes	$126.6	$107.0

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	258,657,939	259,118,634
Effect of dilutive securities - stock based
compensation awards	1,230,909	863,444
Effect of dilutive securities - convertible senior notes	35,654,960	35,565,145
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	295,543,808	295,547,223
Earnings per share: Basic	$.48	$.40
Diluted	$.43	$.36

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	3,765,001	7,621,171
Convertible senior notes	—	—
Total	3,765,001	7,621,171
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of March 31, 2016 and December 31, 2015, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarters ended March 31, 2016 and 2015.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
March 31, 2016:
Available for sale:
U.S. & Canadian Governments	$1,402.5	$38.1	$.1	$1,440.6
Corporate	6,751.2	255.2	113.8	6,892.6
	$8,153.7	$293.4	$113.9	$8,333.2

Held to maturity:
Tax-exempt	$511.3	$10.9	$.5	$521.6

December 31, 2015:
Available for sale:
U.S. & Canadian Governments	$1,269.5	$18.9	$3.6	$1,284.9
Corporate	6,879.9	166.8	150.2	6,896.5
	$8,149.4	$185.8	$153.8	$8,181.5

Held to maturity:
Tax-exempt	$355.8	$4.0	$.1	$359.7

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at March 31, 2016:
Available for sale:
Due in one year or less	$752.3	$759.1
Due after one year through five years	3,781.6	3,911.1
Due after five years through ten years	3,457.6	3,496.3
Due after ten years	162.1	166.5
	$8,153.7	$8,333.2

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	435.7	445.4
Due after ten years	75.5	76.1
	$511.3	$521.6

A summary of the Company's equity securities follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
March 31, 2016	$1,849.4	$341.1	$59.0	$2,131.6
December 31, 2015	$1,826.4	$266.7	$105.3	$1,987.8

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016:

Fixed Maturity Securities:
U.S. & Canadian Governments	$28.2	$—	$26.8	$—	$55.0	$.1
Tax-exempt	61.6	.5	—	—	61.6	.5
Corporate	827.2	51.3	348.1	62.4	1,175.3	113.8
Subtotal	917.1	51.9	374.9	62.5	1,292.1	114.4
Equity Securities	390.8	43.3	35.6	15.6	426.5	59.0
Total	$1,308.0	$95.2	$410.5	$78.2	$1,718.6	$173.4

December 31, 2015:

Fixed Maturity Securities:
U.S. & Canadian Governments	$363.3	$2.8	$59.2	$.7	$422.6	$3.6
Tax-exempt	49.5	.1	—	—	49.5	.1
Corporate	2,214.5	100.0	336.4	50.2	2,550.9	150.2
Subtotal	2,627.4	103.0	395.7	50.9	3,023.1	154.0
Equity Securities	502.1	87.3	31.3	17.9	533.4	105.3
Total	$3,129.5	$190.4	$427.0	$68.9	$3,556.6	$259.3

At March 31, 2016, the Company held 289 fixed maturity and 14 equity securities in an unrealized loss position, representing 16.1% (as to fixed maturities) and 16.3% (as to equity securities) of the total number of such issues it held. At December 31, 2015, the Company held 709 fixed maturity and 22 equity securities in an unrealized loss position, representing 39.2% (as to fixed maturities) and 23.9% (as to equity securities) of the total number of such issues it held. Of the securities in an unrealized loss position, 73 and 79 fixed maturity securities and 1 and 1 equity securities, had been in a continuous unrealized loss position for more than 12 months as of March 31, 2016 and December 31, 2015, respectively. The unrealized losses on these securities are primarily deemed to reflect changes in the interest rate environment and changes in fair values of fixed income and equity securities issued by participants in the extractive industries in particular. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of March 31, 2016 and December 31, 2015.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2016:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$742.3	$698.3	$—	$1,440.6
Corporate	—	6,882.1	10.5	6,892.6
Equity securities	2,129.5	—	2.0	2,131.6
Short-term investments	650.3	—	—	650.3
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$521.6	$—	$521.6

As of December 31, 2015:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$606.6	$678.2	$—	$1,284.9
Corporate	—	6,886.0	10.5	6,896.5
Equity securities	1,985.8	—	2.0	1,987.8
Short-term investments	669.4	—	—	669.4
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$359.7	$—	$359.7

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2016.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At March 31, 2016, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended
	March 31,
	2016	2015
Investment income from:
Fixed maturity securities	$75.1	$73.6
Equity securities	20.9	17.8
Short-term investments	.5	.2
Other sources	.6	.6
Gross investment income	97.2	92.3
Investment expenses (a)	.9	.8
Net investment income	$96.3	$91.4

Realized gains (losses) on:
Fixed maturity securities:
Gains	$2.4	$3.3
Losses	(.1)	(.3)
Net	2.2	3.0
Equity securities:
Gains	65.6	16.0
Losses	(23.8)	—
Net	41.8	16.0
Other long-term investments, net	—	(.2)
Total realized gains (losses)	44.1	18.8
Income taxes (credits)	15.4	6.6
Net realized gains (losses)	$28.7	$12.2

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$147.6	$78.8
Less: Deferred income taxes (credits)	51.6	27.3
	96.0	51.4

Equity securities & other long-term investments	120.6	(23.8)
Less: Deferred income taxes (credits)	42.2	(8.3)
	78.4	(15.5)
Net changes in unrealized investment gains (losses)	$174.4	$35.9
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as immaterial amounts of interest incurred on funds held for the quarters ended March 31, 2016 and 2015.

4. Employee Benefit Plans:

The Company has a pension plan (the Plan) covering a portion of its work force. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan is closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retain all of the vested rights as of the effective date of the freeze, while additional benefits no longer accrue. Plan assets are comprised principally of fixed maturity securities, common stocks and short-term investments. Cash contributions of $- and $1.8 were made to the pension plan in the first quarters of 2016 and 2015, respectively. No additional cash contributions are expected to be made in the remaining portion of calendar year 2016.

5. Information About Segments of Business:

Old Republic is engaged in the single business of insurance underwriting and related services. The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its General Insurance Group (property and liability insurance), Title Insurance Group, and the Republic Financial Indemnity Group ("RFIG") Run-off Business. The results of a small life & accident insurance business are included with those of the holding company parent and minor corporate services operations. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude net realized investment gains or losses and other-than-temporary impairments as these are aggregated in the consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

	Quarters Ended
	March 31,
	2016	2015
General Insurance:
Net premiums earned	$718.9	$703.3
Net investment income and other income	105.7	99.6
Total revenues before realized gains or losses	$824.6	$803.0
Income before taxes (credits) and
realized investment gains or losses (a)	$87.0	$82.0
Income tax expense (credits) on above	$26.8	$26.2

Title Insurance:
Net premiums earned	$379.3	$336.8
Title, escrow and other fees	94.8	91.4
Sub-total	474.1	428.3
Net investment income and other income	9.4	8.3
Total revenues before realized gains or losses	$483.6	$436.6
Income before taxes (credits) and
realized investment gains or losses (a)	$21.4	$15.9
Income tax expense (credits) on above	$7.5	$5.6

RFIG Run-off Business:
Net premiums earned	$47.8	$58.1
Net investment income and other income	5.9	6.3
Total revenues before realized gains or losses	$53.7	$64.4
Income before taxes (credits) and
realized investment gains or losses	$27.7	$35.2
Income tax expense (credits) on above	$9.6	$12.2

Consolidated Revenues:
Total revenues of above Company segments	$1,362.0	$1,304.1
Other sources (b)	28.3	28.3
Consolidated net realized investment gains (losses)	44.1	18.8
Consolidation elimination adjustments	(21.0)	(21.1)
Consolidated revenues	$1,413.5	$1,330.2

Consolidated Income Before Taxes (Credits):
Total income before income taxes (credits)
and realized investment gains or losses of
above Company segments	$136.2	$133.2
Other sources - net (b)	1.9	1.6
Consolidated net realized investment gains (losses)	44.1	18.8
Consolidated income before income
taxes (credits)	$182.3	$153.7

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$44.0	$44.1
Other sources - net (b)	(.1)	(.4)
Income tax expense (credits) on consolidated
net realized investment gains (losses)	15.4	6.6
Consolidated income tax expense (credits)	$59.3	$50.3

	March 31,	December 31,
	2016	2015
Consolidated Assets:
General Insurance	$14,818.5	$14,523.0
Title Insurance	1,339.1	1,314.3
RFIG Run-off Business	987.4	978.7
Total assets for the above company segments	17,145.1	16,816.1
Other assets (b)	626.8	760.5
Consolidation elimination adjustments	(338.6)	(475.0)
Consolidated assets	$17,433.3	$17,101.6
__________

(a)
Income before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $12.1 and $10.1 for the quarters ended March 31, 2016 and 2015, respectively, and Title - $2.1 and $2.0 for the quarters ended March 31, 2016 and 2015, respectively.

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

In late September, 2015, RMIC reached a preliminary claims settlement with Countrywide and B of A. The settlement is now final and all proceedings between the parties have been dismissed. Indemnity and litigation costs associated with the settlement are within established reserves.

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

On October 9, 2014, Intellectual Ventures I LLC and Intellectual Ventures II LLC (collectively, "IV") served a complaint naming as defendants Old Republic National Title Insurance Company, Old Republic Title Insurance Group, Inc., Old Republic Insurance Company and Old Republic General Insurance Group, Inc. (collectively, "Old Republic")(Intellectual Ventures I LLC et al. v. Old Republic General Insurance Group, Inc. et al.). The lawsuit is pending in the United States District Court for the Western District of Pennsylvania. IV alleges that Old Republic has infringed three patents and seeks damages, costs, expenses, and pre-judgment and post-judgment interest for the alleged infringement, in addition to injunctive relief. On October 14, 2014, Old Republic filed a motion to dismiss each count of the complaint on the grounds that the patents fail to meet the patentability test established by the United States Supreme Court in Alice Corp. Pty. Ltd. v. CLS Bank, 134 S.Ct. 2347 (2014). The Court granted Old Republic’s motion to dismiss on all three patents on September 25, 2015. Concurrently, Old Republic filed inter partes review petitions challenging validity of the patents before the United States Patent & Trademark Office ("USPTO") in late September and early October, 2015. In late October, 2015, IV filed notice of its appeal of the District Court’s dismissal of its claims. The Patent and Trademark Appeal Board of the USPTO has accepted the petitions challenging the validity of all three patents and has until early April, 2017, to rule.

On January 20, 2015, Intellectual Ventures II LLC filed two complaints in the United States District Court for the Eastern District of Texas naming as defendants Great West Casualty Company and BITCO General Insurance Corporation and BITCO National Insurance Company. (Intellectual Ventures II LLC v. Great West Casualty Company) and (Intellectual Ventures II LLC v. BITCO General Insurance Corporation et al.) The plaintiff alleges a single patent infringement and seeks damages, costs, expenses, and pre-judgment and post-judgment interest in addition to injunctive relief. On April 9, 2015, plaintiff amended each complaint to allege a second patent infringement claim. The District Court set a trial date in September, 2016. In August and September, 2015, Great West and BITCO filed inter partes review petitions challenging validity of the patents before the United States Patent & Trademark Office. Both petitions have been accepted for review. The Patent and Trademark Appeal Board of the USPTO has until February 9, 2017, to rule on the validity challenge of one of the patents and until March 22, 2017, to rule on the other patent. The related lawsuits continue notwithstanding the commencement of the administrative proceedings.

Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. The Company and its subsidiaries have defended and intend to continue defending vigorously against each of the aforementioned actions. The Company does not believe it probable that any of these actions will have a material adverse effect on its consolidated financial position, results of operations, or cash flows, though there can be no assurance in those regards. The Company has made an estimate of its potential liability under certain of these matters, all of which seek unquantified damages, attorneys' fees, and expenses. Because of the uncertainty of the ultimate outcomes of the aforementioned disputes, additional costs may arise in future periods beyond the Company's current reserves. It is also unclear what effect, if any, the run-off operations of RMIC and its limited capital will have in the actions against it.

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$546.4	$682.2	$546.0	$709.5
4.875% Senior Notes due 2024	395.2	423.8	395.1	404.6
ESSOP debt with an average yield of 3.93%
and 3.69%, respectively	8.1	8.1	11.7	11.7
Other miscellaneous debt	32.4	32.5	—	—
Total debt	$982.3	$1,146.7	$952.8	$1,125.8

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

The Company's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC, qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at March 31, 2016 and management has every expectation that its solvent state is likely to prevail. RMIC is expected to be an increasingly less significant subsidiary over time as its in force business declines.

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
March 31, 2016	$982.3	$1,146.7	$—	$1,106.1	$40.6
December 31, 2015	$952.8	$1,125.8	$—	$1,114.1	$11.7

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2016 and 2015
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through three major segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for .4% of consolidated operating revenues for the quarter ended March 31, 2016 and 1.0% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases, most of which require additional financial statement disclosures and provide related application guidance. Recent guidance issued by the FASB is summarized further in Note 1 of the Notes to Consolidated Financial Statements.

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic's 2015 Annual Report on Form 10-K.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported better operating earnings for this year's first quarter. Excluding the RFIG run-off segment, pretax operating earnings were up 10.9% quarter-over-quarter as General and Title Insurance performance outpaced comparable results in 2015. A 21.3% drop in RFIG's earnings, however, drove consolidated pretax operating income down to an approximate 2.5% gain. In this context, all of this year's gain in pretax operating income emanated from higher investment income. Consolidated net income for this year's first quarter nonetheless advanced 18.9% as much greater gains were secured from sales of investment securities. The major components of consolidated results are summarized in the table below.

Financial Highlights
	Quarters Ended March 31,
	2016	2015
Operating revenues:
General insurance	$824.6	$803.0
Title insurance	483.6	436.6
Corporate and other	7.3	7.1
Subtotal	1,315.6	1,246.8
RFIG run-off business	53.7	64.4
Total	$1,369.3	$1,311.3
Pretax operating income (loss):
General insurance	$87.0	$82.0
Title insurance	21.4	15.9
Corporate and other	1.9	1.6
Subtotal	110.4	99.6
RFIG run-off business	27.7	35.2
Total	138.1	134.8
Realized investment gains (losses):
From sales	44.1	18.8
From impairments	—	—
Net realized investment gains (losses)	44.1	18.8
Consolidated pretax income (loss)	182.3	153.7
Income taxes (credits)	59.3	50.3
Net income (loss)	$122.9	$103.4
Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.20	$0.19
Title insurance	0.05	0.03
Corporate and other	0.02	0.02
Subtotal	0.27	0.24
RFIG run-off business	0.06	0.08
Total	0.33	0.32
Net realized investment gains (losses)	0.10	0.04
Net income (loss)	$0.43	$0.36
Cash dividends paid per share	$0.1875	$0.1850
Ending book value per share	$16.00	$15.48

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

General Insurance Results - The table below shows the major elements effecting this segment's performance for each of the quarterly periods reported upon.

	General Insurance Group
	Quarters Ended March 31,
	2016	2015	Change
Net premiums earned	$718.9	$703.3	2.2%
Net investment income	78.6	73.7	6.6
Other income	27.1	25.8	4.7
Operating revenues	824.6	803.0	2.7
Benefits and claim costs	524.9	518.8	1.2
Sales and general expenses	199.0	190.9	4.2
Interest and other costs	13.6	11.1	22.1
Total operating expenses	737.5	720.9	2.3
Pretax operating income (loss)(*)	$87.0	$82.0	6.2%

Claim ratio	73.0%	73.8%
Expense ratio	23.9	23.5
Composite underwriting ratio	96.9%	97.3%
__________________
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $5.9 and $4.3 of pretax operating losses for the first quarter 2016 and 2015, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

This year's 6.2% pretax earnings gain was largely due to 6.6% growth of investment income. Underwriting and related services produced basically flat operating income as evidenced by the relatively unchanged composite ratio for the two quarterly periods.

Net premiums earned slowed to 2.2% growth from the combination of: 1) high single digit increases mostly experienced in commercial automobile (trucking) and home protection coverages, 2) declining volume in a large account construction book of business due to a very competitive rate environment, and 3) relatively flat top line comparisons prevailing for most other coverages.

The ratio of claim and related settlement costs to earned premiums was relatively flat in this year's first quarter when compared with the same period of 2015. In addition to estimates of current claim costs, the ratios for the respective first quarters of 2016 and 2015 are inclusive of 0.3 and 1.1 percentage point additions emanating from unfavorable developments of prior years' reserves.

Quarterly claim ratio postings and the trends they display are not particularly meaningful in Old Republic's liability insurance oriented mix of business. In this regard, however, it is nonetheless anticipated that the most recent years' and quarterly periods' general uptrends in such ratios should abate and gradually revert to targeted long-term annual averages in the high 60%s to low 70%s.

Title Insurance Results - Earnings for this year's first quarter continued along the positive path set in recent years.

	Title Insurance Group
	Quarters Ended March 31,
	2016	2015	Change
Net premiums and fees earned	$474.1	$428.3	10.7%
Net investment income	9.0	7.9	14.1
Other income	0.3	0.3	N/A
Operating revenues	483.6	436.6	10.7
Claim costs	24.3	23.8	2.3
Sales and general expenses	435.7	394.7	10.4
Interest and other costs	2.0	2.1	(3.0)
Total operating expenses	462.1	420.7	9.9
Pretax operating income (loss)	$21.4	$15.9	34.3%

Claim ratio	5.1%	5.6%
Expense ratio	91.8	92.1
Composite underwriting ratio	96.9%	97.7%

The continuation of a favorable mortgage rate environment and improving housing and commercial property markets led to higher revenues from title premiums and fees in this year's first quarter. The improvement was achieved in spite of the adverse effect that recently implemented mortgage disclosure rules are having on the consummation of real estate transactions.

The latest quarter's pretax operating income ended higher as both claim costs and operating expenses were relatively stable. While a smaller component of overall title profitability, net investment income also rose as it benefitted from moderately higher yields on a larger bond and stock portfolio.

RFIG Run-off Business Results - The tables below show the operating components of this run-off book of business and their contributions to combined results.

	RFIG Run-off Business
	Quarters Ended March 31,
	2016	2015	Change
A. MI:
Net premiums earned	$44.3	$52.6	(15.7)%
Net investment income	5.6	6.1	(7.6)
Claim costs	10.6	13.5	(21.5)
Pretax operating income (loss)	$34.1	$40.0	(14.8)%

Claim ratio	24.1%	25.8%
Expense ratio	11.9	9.8
Composite underwriting ratio	36.0%	35.6%

B. CCI(*):
Net premiums earned	$3.4	$5.4	(37.3)%
Net investment income	0.2	0.1	30.8
Benefits and claim costs	9.4	9.9	(4.9)
Pretax operating income (loss)	$(6.3)	$(4.7)	(32.8)%

Claim ratio	275.3%	181.7%
Expense ratio	17.1	9.3
Composite underwriting ratio	292.4%	191.0%

C. Total MI and CCI run-off business:
Net premiums earned	$47.8	$58.1	(17.7)%
Net investment income	5.9	6.3	(6.4)
Benefits and claim costs	20.1	23.5	(14.5)
Pretax operating income (loss)	$27.7	$35.2	(21.3)%

Claim ratio	42.2%	40.5%
Expense ratio	12.3	9.7
Composite underwriting ratio	54.5%	50.2%
__________________
(*) In connection with the run-off MI and CCI combination, $5.9 and $4.3 of pretax operating losses for the first quarter 2016 and 2015, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Consistent with a run-off operating mode, further declines in earned premiums were posted by the MI and CCI lines. Investment income for MI was also lower as reduced premium volume and ongoing claim payments effected downward pressure on the invested asset base.

Quarter-over-quarter, the MI claim ratio was relatively flat. The lower ratios for both periods are attributable to continued declines in reported delinquencies and higher rates at which reported defaults are cured or otherwise resolved without payment. Moreover, favorable developments of previously established claim reserves contributed to a lowering of claim ratios by 39.2 and 80.6 percentage points in the first three months of 2016 and 2015, respectively.

The much smaller CCI run-off line reflected great volatility in year-to-year comparisons of incurred claim ratios. Substantially all of this resulted from the fluctuating premium trends in a small book of business on the one hand and changes in estimates of litigation costs on the other hand.

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

	Corporate and Other Operations
	Quarters Ended March 31,
	2016	2015	Change
Net premiums earned	$4.8	$4.6	3.5%
Net investment income	2.6	3.3	(20.8)
Other income	(0.1)	(0.8)	84.3
Operating revenues	7.3	7.1	2.6
Benefits and claim costs	4.5	3.8	18.1
Insurance expenses	2.2	2.2	2.0
Corporate, interest, and other expenses-net	(1.4)	(0.5)	(158.7)
Total operating expenses	5.4	5.5	(2.3)
Pretax operating income (loss)	$1.9	$1.6	19.5%

Consolidated Results - The combination of all of the above changes and occurrences in Old Republic's business segments contributed to the following consolidated results:

	ORI Consolidated
	Quarters Ended March 31,
	2016	2015	Change
Net premiums and fees earned	$1,245.7	$1,194.4	4.3%
Net investment income	96.3	91.4	5.3
Other income	27.3	25.4	7.4
Operating revenues	1,369.3	1,311.3	4.4
Benefits and claim costs	574.0	570.1	0.7
Sales and general expenses	646.3	595.7	8.5
Interest and other costs	10.7	10.5	2.1
Total operating expenses	1,231.1	1,176.4	4.7
Pretax operating income (loss)	138.1	134.8	2.5
Income taxes (credits)	43.9	43.6	0.5
Net operating income (loss)	94.2	91.1	3.4
Realized investment gains (losses)	44.1	18.8	133.9
Income taxes (credits) on realized
investment gains (losses)	15.4	6.6	133.9
Net realized investment gains (losses)	28.7	12.2	133.9
Net income (loss)	$122.9	$103.4	18.9%

Consolidated operating cash flow	$125.9	$190.8	(34.0)%

Claim ratio	46.1%	47.7%
Expense ratio	49.4	47.5
Composite underwriting ratio	95.5%	95.2%

The sum total of Old Republic's segmented results produced the following major contributions to consolidated pretax income:

	Quarters Ended March 31,
	2016	2015	Change
Pretax operating income:
Underwriting and related services:
All segments except RFIG	$30.8	$25.0	23.0%
RFIG run-off	21.7	28.8	(24.6)
Subtotal	52.6	53.9	(2.5)
Net investment income	96.3	91.4	5.3
Interest and other costs	(10.7)	(10.5)	2.1
Total	138.1	134.8	2.5
Realized investment gains(losses)	44.1	18.8	133.9
Consolidated pretax income	$182.3	$153.7	18.6%

Consolidated operating cash flow was additive to investable funds in the amount of $125.9 and $190.8 for the first three months of 2016 and 2015, respectively. Excluding the MI and CCI operating cash flows, these amounts would be $152.8 and $223.6, respectively.

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic’s consolidated cash and invested asset balances as well as the shareholders’ equity account at the dates shown.

		Cash, Invested Assets, and Shareholders' Equity
					% Change
		March 31,	Dec. 31,	March 31,	March '16	March '16
		2016	2015	2015	Dec. '15	March '15
	Cash and invested assets:
	Carried at fair value	$11,377.3	$11,119.6	$11,489.9	2.3%	(1.0)%
	Carried at amortized cost	511.4	355.8	—	43.7	N/A
	Total per balance sheet	$11,888.7	$11,475.5	$11,489.9	3.6%	3.5%
	Cost basis	$11,429.3	$11,284.5	$10,861.2	1.3%	5.2%

Shareholders' equity:	Total	$4,142.6	$3,880.8	$4,014.2	6.7%	3.2%
	Per common share	$16.00	$15.02	$15.48	6.5%	3.4%

	Composition of shareholders' equity per share:
	Equity before items below	$15.19	$14.91	$14.24	1.9%	6.7%
	Unrealized investment gains (losses) and other
	accumulated comprehensive income (loss)	0.81	0.11	1.24
	Total	$16.00	$15.02	$15.48	6.5%	3.4%

	Segmented composition of
	shareholders' equity per share:
	Excluding run-off segment	$14.92	$14.06	$14.56	6.1%	2.5%
	RFIG run-off segment	1.08	0.96	0.92
	Total	$16.00	$15.02	$15.48	6.5%	3.4%

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

As of March 31, 2016, the consolidated investment portfolio reflected an allocation of approximately 82 percent to fixed-maturity and short-term investments, and 18 percent to equities. Investments in high quality, dividend-paying equity securities has been emphasized since 2013, while the asset quality of the fixed maturity portfolio remains at high levels.

Changes in shareholders’ equity per share are shown in the following table. As indicated, the changes resulted mostly from each year’s net income or loss, increased dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
	Quarters Ended March 31,
	2016	2015
Beginning balance	$15.02	$15.15
Changes in shareholders' equity:
Net operating income (loss)	0.37	0.35
Net realized investment gains (losses):
From sales	0.11	0.05
From impairments	—	—
Subtotal	0.11	0.05
Net unrealized investment gains (losses)	0.67	0.14
Total realized and unrealized investment gains (losses)	0.78	0.19
Cash dividends	(0.19)	(0.19)
Stock issuance, foreign exchange, and other transactions	0.02	(0.02)
Net change	0.98	0.33
Ending balance	$16.00	$15.48

Capitalization - As the table below indicates, the major changes in Old Republic's capitalization in the fiscal twelve months ended March 31, 2016 consisted of a 3.2% increase in the common shareholder's account.

	Capitalization(*)
	March 31,	December 31,	March 31,
	2016	2015	2015
Debt:
3.75% Convertible Senior Notes due 2018	$546.4	$546.0	$544.6
4.875% Senior Notes due 2024	395.2	395.1	394.7
ESSOP debt with an average yield of approximately 3.9%	8.1	11.7	11.7
Other miscellaneous debt	32.4	—	—
Total debt	982.3	952.8	951.0
Common shareholders' equity	4,142.6	3,880.8	4,014.2
Total capitalization	$5,125.0	$4,833.7	$4,965.2

Capitalization ratios:
Debt	19.2%	19.7%	19.3%
Common shareholders' equity	80.8	80.3	80.7
Total	100.0%	100.0%	100.0%
__________________
(*) Certain debt amounts have been reduced due to the reclassification of relatively immaterial debt issuance costs previously classified as deferred assets, in order to comply with a 2015 pronouncement by the Financial Accounting Standards Board.

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity and equity investments; b) the valuation of deferred income tax assets; c) the establishment and recoverability of deferred acquisition costs; d) the recoverability of reinsured paid and/or outstanding losses; and e) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company's 2015 Annual Report on Form 10-K.

FINANCIAL POSITION

The Company's financial position at March 31, 2016 reflected increases in assets, liabilities, and common shareholders' equity of 1.9%, .5%, and 6.7%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 68.2% and 67.1% of consolidated assets as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the cash, accrued investment income, and invested asset base rose by 3.6% to $11,888.7.

Investments - During the first quarter of 2016 and 2015, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization common shares. At both March 31, 2016 and 2015, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At March 31, 2016, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2016. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's available for sale and held to maturity fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	March 31,	December 31,
	2016	2015
Aaa	18.9%	17.2%
Aa	10.4	9.6
A	31.0	32.3
Baa	31.0	34.7
Total investment grade	91.3	93.8
All other (b)	8.7	6.2
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

March 31, 2016	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$334.8		$60.2
Basic Industry	81.3		14.3
Industrial	68.7		8.9
Natural Gas	26.5		3.2
Other (includes 5 industry groups)	47.6		1.6
Total	$559.1	(c)	$88.4
__________

(c)	Represents 6.5% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

March 31, 2016	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Natural Gas	$189.1		$11.1
Energy	154.8		6.0
Telecom	21.7		3.1
Basic Industry	93.3		1.9
Other (includes 17 industry groups)	388.2		3.7
Total	$847.4	(d)	$25.9
__________

(d)	Represents 9.8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

March 31, 2016	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$257.6		$49.0
Health Care	59.4		5.8
Technology	62.0		1.9
Industrial	66.2		1.2
Other (includes 2 industry groups)	40.0		.8
Total	$485.5	(e)	$59.0	(f)
__________

(e)	Represents 26.3% of the total equity securities portfolio.

(f)	Represents 3.2% of the cost of the total equity securities portfolio, while gross unrealized gains represent 18.4% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
March 31, 2016	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$34.1	$8.4	$.4	$.3
Due after one year through five years	522.1	166.6	29.4	22.5
Due after five years through ten years	771.6	372.2	76.8	61.6
Due after ten years	78.6	11.7	7.7	3.9
Total	$1,406.5	$559.1	$114.4	$88.4

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
March 31, 2016	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:

Fixed Maturity Securities:
One to six months	$15.5	$7.7	$—	$23.3
Seven to twelve months	18.5	10.0	—	28.5
More than twelve months	18.4	30.1	13.9	62.5
Total	$52.5	$47.9	$13.9	$114.4
Equity Securities:
One to six months	$5.9	$—	$—	$5.9
Seven to twelve months	21.9	15.4	—	37.4
More than twelve months	—	15.6	—	15.6
Total	$27.8	$31.1	$—	$59.0

Number of Issues in Loss Position:

Fixed Maturity Securities:
One to six months	137	5	—	142
Seven to twelve months	68	6	—	74
More than twelve months	57	14	2	73
Total	262	25	2	289	(g)
Equity Securities:
One to six months	5	—	—	5
Seven to twelve months	7	1	—	8
More than twelve months	—	1	—	1
Total	12	2	—	14	(g)
__________

(g)	At March 31, 2016 the number of issues in an unrealized loss position represent 16.1% as to fixed maturities, and 16.3% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost. The percentage reduction from such cost reflects the decline as of a specific point in time (March 31, 2016 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2016	2015
Maturity Ranges:
Due in one year or less	8.7%	9.9%
Due after one year through five years	43.6	40.8
Due after five years through ten years	44.9	47.0
Due after ten years through fifteen years	2.3	1.9
Due after fifteen years	.5	.4
Total	100.0%	100.0%

Average Maturity in Years	4.9	4.9
Duration (h)	4.3	4.3
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.3 as of March 31, 2016 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.3%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2016	2015
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$8,153.7	$8,149.4
Estimated fair value	8,333.2	8,181.5
Gross unrealized gains	293.4	185.8
Gross unrealized losses	(113.9)	(153.8)
Net unrealized gains (losses)	$179.4	$32.0

Equity Securities:
Original cost	$1,849.4	$1,826.4
Estimated fair value	2,131.6	1,987.8
Gross unrealized gains	341.1	266.7
Gross unrealized losses	(59.0)	(105.3)
Net unrealized gains (losses)	$282.1	$161.4

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $493.8 in dividends from its subsidiaries in 2016 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At March 31, 2016, the Company's consolidated debt to equity ratio was 23.7%.

The Company's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As of March 31, 2016, RMIC was statutorily solvent and management has every expectation that its solvent state is likely to prevail.

See the Company's 2015 Annual Report on Form 10-K, Item 1 - Business for a discussion of regulatory matters affecting RMIC. Management believes these current events have precluded the aforementioned potential for an event of default from occurring in the foreseeable future.

Capitalization - Old Republic's total capitalization of $5,125.0 at March 31, 2016 consisted of debt of $982.3 and common shareholders' equity of $4,142.6. Changes in the common shareholders' equity account reflect primarily net income for the period then ended, changes in the fair value of invested assets, and dividend payments.

Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 35 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 27% of 2016 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 73% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the RFIG Run-off Business' Risk Factors for premium income and long-term claim exposures in the Company's 2015 Annual Report on Form 10-K under Item 1A - Risk Factors, revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2013	$2,513.7	$1,996.1	$316.5	$59.3	$4,885.6	9.3%
2014	2,735.6	1,759.2	255.4	60.7	4,811.1	(1.5)
2015	2,894.7	2,045.3	219.9	19.4	5,179.4	7.7
Quarters Ended March 31:
2015	703.3	428.3	58.1	4.6	1,194.4	5.4
2016	$718.9	$474.1	$47.8	$4.8	$1,245.7	4.3%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2013	39.6%	32.8%	3.8%	7.7%	6.3%	9.8%
2014	40.6	31.9	3.9	7.5	6.2	9.9
2015	39.0	32.1	4.1	7.4	5.9	11.5
Quarters Ended March 31:
2015	40.8	31.5	3.9	7.4	6.1	10.3
2016	37.7%	33.7%	4.2%	7.4%	5.7%	11.3%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2013	27.9%	72.1%
2014	27.1	72.9
2015	27.2	72.8
Quarters Ended March 31:
2015	27.7	72.3
2016	26.8%	73.2%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2013	$296.6	$286.7	79.1%	81.9%
2014	234.6	227.6	82.2	66.9
2015	201.1	195.9	79.9	56.1
Quarter Ended March 31:
2015	53.9	52.6	81.3	63.8
2016	$45.1	$44.3	79.9%	60.0%

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.3% of total net risk in force as of March 31, 2016, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2013	$9,579.6	$704.8	$48.5	$10,333.0
2014	7,984.8	549.6	31.8	8,566.2
2015	6,414.9	428.2	24.1	6,867.3
As of March 31:
2015	7,574.1	517.6	29.6	8,121.4
2016	$6,059.2	$410.3	$23.7	$6,493.3

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2013	6.6%	28.1%	64.3%	1.0%
2014	6.6	28.5	64.0	.9
2015	6.8	29.3	63.0	.9
As of March 31:
2015	6.6	28.7	63.9	.8
2016	6.9%	29.5%	62.9%	.7%

Bulk(a):
As of December 31:
2013	23.5%	33.0%	43.3%	.2%
2014	26.1	33.1	40.7	.1
2015	28.4	32.2	39.2	.2
As of March 31:
2015	26.7	33.0	40.2	.1
2016	28.7%	32.1%	39.0%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2013	4.2%	34.5%	32.2%	29.1%
2014	3.9	34.2	31.5	30.4
2015	3.8	33.5	30.9	31.8
As of March 31:
2015	3.8	34.1	31.4	30.7
2016	3.8%	33.2%	30.9%	32.1%

Bulk(a):
As of December 31:
2013	56.9%	23.4%	10.2%	9.5%
2014	52.5	25.8	11.1	10.6
2015	48.3	28.0	11.9	11.8
As of March 31:
2015	51.5	26.3	11.3	10.9
2016	47.9%	28.3%	11.8%	12.0%
__________

(a)	Bulk pool risk in-force, which represented 16.4% of total bulk risk in-force at March 31, 2016, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2013	8.3%	7.5%	5.5%	5.2%	4.9%	4.8%	4.4%	3.8%	3.2%	2.9%
2014	7.8	7.3	5.7	5.3	4.9	4.8	4.3	4.0	3.4	3.0
2015	7.1	7.5	5.9	5.5	4.9	4.7	4.3	4.2	3.4	3.4
As of March 31:
2015	7.6	7.3	5.7	5.3	4.9	4.8	4.3	4.1	3.4	3.3
2016	6.9%	7.5%	5.9%	5.6%	4.9%	4.7%	4.3%	4.2%	3.5%	3.5%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2013	5.4%	9.3%	4.4%	3.9%	14.1%	2.8%	3.4%	4.0%	3.8%	7.9%
2014	5.3	9.3	4.6	4.0	13.0	2.7	3.5	4.4	4.0	7.6
2015	5.1	8.9	4.7	4.0	12.8	2.8	3.6	4.4	4.2	7.4
As of March 31:
2015	5.3	9.2	4.6	4.0	12.8	2.7	3.4	4.4	4.1	7.4
2016	5.1%	8.9%	4.8%	4.0%	12.7%	2.8%	3.6%	4.3%	4.2%	7.5%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2013	92.7%	7.3%
2014	92.7	7.3
2015	92.6	7.4
As of March 31:
2015	92.6	7.4
2016	92.6%	7.4%

Bulk (a):
As of December 31:
2013	57.6%	42.4%
2014	62.3	37.7
2015	66.6	33.4
As of March 31:
2015	63.7	36.3
2016	67.1%	32.9%
__________

(a)	Bulk pool risk in-force, which represented 16.4% of total bulk risk in-force at March 31, 2016, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2013	97.2%	2.8%
2014	97.2	2.8
2015	97.3	2.7
As of March 31:
2015	97.2	2.8
2016	97.2%	2.8%

Bulk (a):
As of December 31:
2013	74.3%	25.7%
2014	72.4	27.6
2015	71.8	28.2
As of March 31:
2015	72.4	27.6
2016	71.5%	28.5%
__________

(a)	Bulk pool risk in-force, which represented 16.4% of total bulk risk in-force at March 31, 2016, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2013	$29.8	$989.4
2014	27.7	858.5
2015	23.9	776.9
Quarter Ended March 31:
2015	5.4	839.0
2016	$3.4	$758.1

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2014	$7,962.3	$915.0	$923.2	$691.7	$10,492.3	$576.4	$11,068.8
2015	8,667.4	1,010.5	792.0	562.3	11,032.4	193.0	11,225.5
As of March 31:
2015	8,156.3	922.3	884.7	653.2	10,616.7	631.5	11,248.2
2016	$8,981.7	$1,024.4	$766.9	$422.4	$11,195.5	$461.5	$11,657.0

__________

(a) The March 31, 2016 and December 31, 2015 amounts include $521.6 and $359.7, respectively, (fair value) fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost of $511.3 and $355.8, respectively.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2013	$249.6	$26.6	$36.8	$5.6	$318.7	3.17%	2.97%
2014	278.8	29.9	27.5	9.2	345.5	3.33	3.15
2015	312.1	34.0	25.1	17.2	388.6	3.61	3.49
Quarters Ended
March 31:
2015	73.7	7.9	6.3	3.3	91.4	3.46	3.28
2016	$78.6	$9.0	$5.9	$2.6	$96.3	3.47%	3.37%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first quarters of 2016 and 2015, 78.0% and 77.3%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, allocation to industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2013	$1.7	$146.3	$148.1	$—	$—	$—	$148.1
2014	27.0	245.2	272.3	—	—	—	272.3
2015	16.3	75.0	91.3	—	—	—	91.3
Quarters Ended
March 31:
2015	3.0	15.8	18.8	—	—	—	18.8
2016	$2.2	$41.8	$44.1	$—	$—	$—	$44.1

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2016 and December 31, 2015:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2016		December 31, 2015
	Gross	Net	Gross	Net

Workers' compensation	$4,461.2	$2,801.3	$4,460.0	$2,774.4
General liability	1,297.7	695.2	1,341.0	703.0
Commercial automobile (mostly trucking)	1,301.8	1,070.7	1,291.0	1,049.2
Other coverages	502.9	355.8	490.6	352.2
Unallocated loss adjustment expense reserves	193.5	177.5	191.4	174.0
Total general insurance reserves	7,757.2	5,100.8	7,774.3	5,053.1
Title	587.6	587.6	580.8	580.8
RFIG Run-off	697.5	697.3	737.9	736.7
Life and accident	25.0	14.5	27.9	16.9
Total claim and loss adjustment expense reserves	$9,067.5	$6,400.4	$9,120.1	$6,387.6
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$122.2	$98.6	$130.9	$100.6
% of total general insurance reserves	1.6%	1.9%	1.7%	2.0%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Quarters Ended March 31,
	2016	2015
Net reserve increase (decrease):
General Insurance	$47.7	$91.0
Title Insurance	6.8	7.0
RFIG Run-off	(39.3)	(71.7)
Other	(2.3)	(2.6)
Total	$12.7	$23.6

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	March 31,	December 31,
	2016	2015
General Insurance	$2,406.7	$2,324.3
Title Insurance	516.5	503.8
RFIG Run-off	192.1	180.7
Other	4.8	6.4
Total	$3,120.3	$3,015.3

The Company's reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses payable, including IBNR losses and loss adjustment expenses. The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the incurrence of possibly higher or lower than anticipated claim costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are often referred to as unfavorable development whereas any changes that decrease previous estimates of the Company's ultimate liability are referred to as favorable development.

Overview of Loss Reserving Process

The Company's reserve setting process reflects the nature of its insurance business and the operationally decentralized basis upon which it is conducted. Old Republic's general insurance operations encompasses a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company's insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds' inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judged or jury verdicts. Approximately 93% of the general insurance group's claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

The Company prepares periodic analyses of its loss reserve estimates for its significant insurance coverages. It establishes point estimates for most losses on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, individual accounts, blocks of business or other unique concentrations of insurance risks such as directors and officers liability, that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized as such in setting these reserves. Instead the reported reserves encompass the Company's best point estimates at each reporting date and the overall reserve level at any point in time therefore represents the compilation of a very large number of reported reserve estimates and the results of a variety of formula calculations largely driven by statistical analysis of historical data. Reserve releases or additions are implicitly covered by the point estimates incorporated in total reserves at each balance sheet date. The Company does not project future variability or make an explicit provision for uncertainty when determining its best estimate of loss reserves. Over the most recent decade actual incurred losses have developed within a reasonable range of their original estimates.

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

The Company has the legal right to rescind mortgage insurance coverage unilaterally as expressly stated in its policy. Moreover, two federal courts that have considered that policy wording have each affirmed that right (See First Tennessee Bank N.A. v. Republic Mortg. Ins. Co., Case No. 2:10-cv-02513-JPM-cgc (W.D. Tenn., Feb. 25, 2011) and JPMorgan

Chase Bank N.A. v. Republic Mortg. Ins. Co., Civil Action No. 10-06141 (SRC) (D. NJ, May 4, 2011), each decision citing supporting state law legal precedent). RMIC's mortgage insurance policy provides that the insured represents that all statements made and information provided to it in an application for coverage for a loan, without regard to who made the statements or provided the information, have been made and presented for and on behalf of the insured; and that such statements and information are neither false nor misleading in any material respect, nor omit any fact necessary to make such statements and information not false or misleading in any material respect. According to the policy, if any of those representations are materially false or misleading with respect to a loan, the Company has the right to cancel or rescind coverage for that loan retroactively to commencement of the coverage. Whenever the Company determines that an application contains a material misrepresentation, it either advises the insured in writing of its findings prior to rescinding coverage or exercises its unilateral right to rescind coverage for that loan, stating the reasons for that action in writing and returning the applicable premium. The rescission of coverage in instances of materially faulty representations or warranties provided in applications for insurance is a necessary and prevailing practice throughout the insurance industry. In the case of mortgage guaranty insurance, rescissions have occurred regularly over the years but have been generally immaterial. Since 2008, however, the Company has experienced a much greater incidence of rescissions due to increased levels of observed fraud and misrepresentations in insurance applications pertaining to business underwritten between 2004 and the first half of 2008. As a result, the Company has incorporated certain assumptions regarding the expected levels of coverage rescissions and claim denials in its reserving methodology since 2008. Such estimates, which are evaluated at each balance sheet date, take into account observed as well as historical trends in rescission and denial rates. The table below shows the estimated effects of coverage rescissions and claim denials on loss reserves and settled and incurred losses.

	March 31,	March 31,	December 31,	December 31,
	2016	2015	2015	2014
Estimated reduction in beginning reserve	$47.5	$79.3	$79.3	$115.2
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	2.9	7.0	18.8	47.1
Prior year	(.4)	(2.0)	(17.6)	10.4
Sub-total	2.5	5.0	1.2	57.6
Estimated rescission reduction in settled claims	(6.4)	(12.6)	(33.0)	(93.5)
Estimated reduction in ending reserve	$43.6	$71.7	$47.5	$79.3

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

As discussed in Note 6 of the Notes to Consolidated Financial Statements, RMIC reached a final claims settlement with Countrywide and B of A and all proceedings between the parties have been dismissed and no additional indemnity or litigation costs are expected.

Incurred Loss Experience

Management believes that the Company's overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and, accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management's opinion, however, such potential development is not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2015 Annual Report on Form 10-K under Item 1A - Risk Factors.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2013	73.6%	6.7%	68.8%	45.8%
2014	77.9	5.2	97.2	52.3
2015	74.1	4.9	88.0	47.5
Quarters Ended March 31:
2015	73.8	5.6	40.5	47.7
2016	73.0%	5.1%	42.2%	46.1%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2013	73.6%	76.1%	79.6%	21.4%	59.6%	78.5%	67.8%
2014	77.9	74.0	89.2	25.6	65.7	88.2	67.8
2015	74.1	77.8	80.7	39.1	57.0	76.8	60.4
Quarters Ended
March 31:
2015	73.8	80.9	78.7	44.9	54.7	72.9	60.1
2016	73.0%	80.5%	74.4%	46.9%	57.7%	96.9%	64.3%

The overall general insurance claims ratio for the past three years remained at relatively high levels as workers' compensation and general liability loss costs continued to reflect greater-than-expected severity. For the 2015 periods, commercial automobile insurance experienced greater frequency and severity of claims while workers' compensation and general liability insurance loss costs subsided somewhat from 2014's higher levels. Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with changes in loss severity and frequency.

During the three most recent calendar years, the general insurance group experienced unfavorable developments of prior year loss reserves for 2015 and 2014 and favorable development for 2013. The effect was to increase the claim ratio by 1.5 and 3.9 percentage points in 2015 and 2014, respectively. By contrast, 2013 loss development reduced the claim ratio by .9 percentage point. During 2015 and 2014, the General Insurance Group experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2011 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. The favorable developments for 2013 is primarily due to the commercial automobile, general aviation, and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in workers' compensation and general liability coverages and by ongoing development of asbestos and environmental ("A&E") claim reserves.

Unfavorable A&E claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 4.5 years (gross) and 6.5 years (net of reinsurance) as of March 31, 2016 and 4.7 years (gross) and 6.2 years (net of reinsurance) as of December 31, 2015. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .4% of general insurance group net incurred losses for the five years ended December 31, 2015.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity.

The RFIG Run-off mortgage guaranty 2015 claim ratio was adversely affected by greater provisions for disputed claims in litigation. Excluding the affects of the litigation expense provisions, the claim ratios continued to decline due to the combined effects of further reductions in newly reported defaults and a rising rate at which previously reported defaults have cured or otherwise been resolved without payment. These factors led to highly favorable developments of prior year-end claim reserves during 2015, 2014 and 2013. Setting aside the aforementioned litigation expense provisions in 2015, these favorable reserve developments accounted for reductions of 65.0, 69.3 and 88.2 percentage points in the reported claim ratio for years ended December 31, 2015, 2014 and 2013, respectively. Quarter-over-quarter, the MI claim ratio was relatively flat. The lower ratios for both periods are attributable to continued declines in reported delinquencies and higher rates at which reported defaults are cured or otherwise resolved without payment. Moreover, favorable developments of previously established claim reserves contributed to a lowering of claim ratios by 39.2 and 80.6 percentage points in the first three months of 2016 and 2015, respectively.

The RFIG Run-off CCI business loss costs were negatively impacted by litigation claim expense provisions in 2015 and 2014. The 2015 provision, however, was much lower than that registered in 2014 when a litigated claim was settled in an amount greater than originally anticipated. 2013 CCI performance was most favorably affected by lower claim provisions resulting from improving delinquency trends and greater than anticipated claim salvage recoveries.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2013	$44,678	$46,395	13.09%	18.73%	$212.2
2014	45,607	44,465	10.93	23.01	93.5
2015	45,745	46,669	10.45	26.74	33.0
Quarter Ended March 31:
2015	44,073	50,286	10.24	22.49	12.6
2016	$44,493	$44,461	9.76%	24.75%	$6.4
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2013	8.0%	25.9%	11.2%	16.6%	9.6%	10.3%	14.1%	19.8%	26.3%	9.2%
2014	7.1	17.6	8.8	12.9	7.3	8.7	12.8	15.6	25.6	8.2
2015	7.7	13.5	8.4	10.8	6.1	8.6	12.2	13.3	25.0	8.5
As of March 31:
2015	6.4	16.1	8.2	11.8	6.6	8.2	11.8	13.9	25.3	7.9
2016	6.9%	12.5%	7.8%	10.4%	5.9%	7.8%	11.1%	12.2%	23.7%	8.4%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2013	12.6%	28.8%	14.2%	21.4%	13.2%	12.9%	19.9%	16.8%	31.1%	23.8%
2014	15.9	30.0	16.5	25.0	18.1	13.3	25.8	16.0	46.5	43.4
2015	19.0	38.9	17.6	25.7	26.0	22.4	26.9	16.3	59.0	52.1
As of March 31:
2015	15.4	28.6	15.9	24.2	17.3	15.1	25.3	15.3	50.1	49.9
2016	17.1%	35.9%	17.9%	23.7%	25.3%	20.1%	24.6%	14.1%	57.1%	50.1%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2013	8.4%	26.4%	11.5%	17.0%	10.7%	10.8%	14.6%	19.6%	27.1%	22.8%
2014	7.7	19.5	9.4	13.8	9.9	9.4	13.7	16.1	28.0	26.8
2015	8.3	15.9	8.8	11.5	9.3	9.0	13.0	14.2	27.4	28.4
As of March 31:
2015	7.0	17.9	8.8	12.7	9.0	8.7	12.7	14.4	27.7	27.5
2016	7.5%	14.6%	8.3%	11.1%	9.0%	8.2%	11.8%	12.8%	26.1%	26.7%
__________

(b)	As determined by risk in force as of March 31, 2016, these 10 states represent approximately 51.0%, 57.8%, and 51.0%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2013	$48.5	162.9%	$44.5	149.4%	2.6%	$54.4
2014	95.7	344.9	137.2	494.4	2.1	25.2
2015	35.6	148.8	83.0	346.9	2.1	19.1
Quarters Ended
March 31:
2015	18.7	341.6	9.9	181.7	2.3	6.6
2016	$3.8	110.4%	$9.4	275.3%	2.1%	$3.2
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

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2015 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2013	23.7%	88.0%	8.1%	49.2%
2014	22.9	90.4	9.5	47.1
2015	23.5	88.3	10.0	48.5
Quarters Ended March 31:
2015	23.5	92.1	9.7	47.5
2016	23.9%	91.8%	12.3%	49.4%

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

Expenses: Total

The composite underwriting ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2013	97.3%	94.7%	76.9%	95.0%
2014	100.8	95.6	106.7	99.4
2015	97.6	93.2	98.0	96.0
Quarters Ended March 31:
2015	97.3	97.7	50.2	95.2
2016	96.9%	96.9%	54.5%	95.5%

Expenses: Income Taxes

The effective consolidated income tax rates were 32.6 % and 32.7% in the first quarters of 2016 and 2015, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2015 Annual Report to the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

Old Republic's market risk exposures at March 31, 2016, have not materially changed from those identified in the Company's 2015 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2016, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2015 Annual report on Form 10-K.

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

Old Republic International Corporation
(Registrant)
Date:	May 6, 2016

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