Form 10-Q
period 2016-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2016-08-05
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: June 30, 2016 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding June 30, 2016
Common Stock / $1 par value	262,445,592

There are 48 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2016

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 16

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	17 - 44

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	45

	CONTROLS AND PROCEDURES	45

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	46

	ITEM 1A - RISK FACTORS	46

	ITEM 6 - EXHIBITS	46

SIGNATURE		47

EXHIBIT INDEX		48

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	June 30,	December 31,
	2016	2015
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,011.7 and $8,149.4)	$8,335.5	$8,181.5
Equity securities (at fair value) (cost: $1,925.8 and $1,826.4)	2,333.4	1,987.8
Short-term investments (at fair value which approximates cost)	550.6	669.4
Miscellaneous investments	27.5	27.2
Total	11,247.2	10,866.1
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $652.8 and $359.7)	629.2	355.8
Other investments	3.0	3.5
Total investments	11,879.4	11,225.5
Other Assets:
Cash	168.7	159.8
Securities and indebtedness of related parties	25.4	27.7
Accrued investment income	90.4	90.1
Accounts and notes receivable	1,519.1	1,310.2
Federal income tax recoverable: Current	34.3	26.5
Deferred	—	154.5
Prepaid federal income taxes	82.4	63.3
Reinsurance balances and funds held	128.1	129.0
Reinsurance recoverable: Paid losses	65.9	61.1
Policy and claim reserves	3,262.3	3,122.5
Deferred policy acquisition costs	262.4	255.4
Sundry assets	472.1	475.6
Total Other Assets	6,111.7	5,876.1
Total Assets	$17,991.2	$17,101.6
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,126.6	$9,120.1
Unearned premiums	1,918.2	1,748.7
Other policyholders' benefits and funds	194.4	196.4
Total policy liabilities and accruals	11,239.3	11,065.3
Commissions, expenses, fees, and taxes	435.6	452.3
Reinsurance balances and funds	642.4	496.1
Federal income tax payable: Deferred	48.6	—
Debt	982.9	952.8
Sundry liabilities	264.1	253.9
Commitments and contingent liabilities
Total Liabilities	13,613.1	13,220.7
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	262.4	261.9
Additional paid-in capital	706.2	698.0
Retained earnings	3,064.8	2,937.5
Accumulated other comprehensive income	387.0	29.2
Unallocated ESSOP shares (at cost)	(42.5)	(45.8)
Total Common Shareholders' Equity	4,378.0	3,880.8
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$17,991.2	$17,101.6
________

(1)
At June 30, 2016 and December 31, 2015, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 262,445,592 and 261,968,328 were issued as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Net premiums earned	$1,192.6	$1,158.2	$2,343.5	$2,261.2
Title, escrow, and other fees	121.3	115.2	216.1	206.7
Total premiums and fees	1,313.9	1,273.5	2,559.6	2,467.9
Net investment income	94.9	93.1	191.2	184.6
Other income	26.6	26.5	53.9	52.0
Total operating revenues	1,435.5	1,393.3	2,804.9	2,704.6
Realized investment gains (losses):
From sales	6.6	16.6	50.8	35.5
From impairments	—	—	—	—
Total realized investment gains (losses)	6.6	16.6	50.8	35.5
Total revenues	1,442.2	1,410.0	2,855.7	2,740.2

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	587.2	604.4	1,157.0	1,169.2
Dividends to policyholders	5.5	3.6	9.8	9.0
Underwriting, acquisition, and other expenses	689.9	639.7	1,336.3	1,235.5
Interest and other charges	10.6	10.2	21.3	20.7
Total expenses	1,293.4	1,258.1	2,524.6	2,434.6
Income before income taxes (credits)	148.8	151.8	331.1	305.6

Income Taxes (Credits):
Current	38.6	46.4	95.8	95.4
Deferred	9.0	3.3	11.3	4.6
Total	47.7	49.7	107.1	100.0

Net Income	$101.0	$102.0	$224.0	$205.5

Net Income Per Share:
Basic	$.39	$.39	$.87	$.79
Diluted	$.35	$.36	$.78	$.72

Average shares outstanding: Basic	259,093,314	259,468,711	258,998,523	259,371,887
Diluted	296,069,028	295,987,501	295,923,078	295,852,949

Dividends Per Common Share:
Cash	$.1875	$.1850	$.3750	$.3700

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income As Reported	$101.0	$102.0	$224.0	$205.5

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	276.4	(190.4)	589.0	(116.6)
Amounts reclassified as realized investment
gains from sales in the statements of income	(6.6)	(16.6)	(50.8)	(35.5)
Pretax unrealized gains (losses) on securities	269.7	(207.1)	538.1	(152.2)
Deferred income taxes (credits)	94.3	(72.4)	188.2	(53.4)
Net unrealized gains (losses) on securities, net of tax	175.4	(134.6)	349.9	(98.7)
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	.1	.1
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.1	.2	.3	.5
Net adjustment related to defined benefit
pension plans	.1	.2	.4	.7
Deferred income taxes (credits)	—	—	.1	.2
Net adjustment related to defined benefit pension
plans, net of tax	.1	.1	.2	.4
Foreign currency translation and other adjustments	1.3	1.6	7.6	(6.1)
Net adjustments	176.8	(132.9)	357.8	(104.4)
Comprehensive Income (Loss)	$277.9	$(30.8)	$581.8	$101.1

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$224.0	$205.5
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(6.7)	(19.2)
Premiums and other receivables	(208.6)	(117.5)
Unpaid claims and related items	6.5	83.5
Unearned premiums and other policyholders' liabilities	27.1	56.7
Income taxes	3.0	16.9
Prepaid federal income taxes	(19.1)	(17.5)
Reinsurance balances and funds	142.0	103.0
Realized investment (gains) losses	(50.8)	(35.5)
Accounts payable, accrued expenses and other	46.3	27.8
Total	163.8	303.7

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	484.5	323.3
Sales	157.6	115.4
Sales of:
Equity securities	283.1	90.5
Other - net	7.5	10.1
Purchases of:
Fixed maturity securities:
Available for sale	(503.2)	(524.8)
Held to maturity	(278.4)	(62.6)
Equity securities	(338.0)	(103.6)
Other - net	(21.0)	(20.3)
Net decrease (increase) in short-term investments	118.6	(43.7)
Other - net	—	—
Total	(89.2)	(215.7)

Cash flows from financing activities:
Issuance of debentures and notes	32.4	—
Issuance of common shares	5.0	4.1
Redemption of debentures and notes	(3.5)	(3.3)
Dividends on common shares	(96.7)	(95.7)
Other - net	(2.8)	(1.5)
Total	(65.6)	(96.5)

Increase (decrease) in cash	8.8	(8.6)
Cash, beginning of period	159.8	136.7
Cash, end of period	$168.7	$128.1

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$20.4	$20.6
Income taxes	$103.7	$83.2

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

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. In May 2015, the FASB issued guidance requiring additional disclosures about short-duration insurance contracts. The new disclosures, which are required for annual periods beginning after December 31, 2015 and for interim periods beginning after December 31, 2016, are intended to provide additional information about insurance liabilities including the nature, amount, timing, and uncertainty of future cash flows related to those liabilities. In May 2014, the FASB issued a comprehensive revenue recognition standard which will be effective in 2018 and applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments which will be effective in 2018. Among other changes, the standard will require equity investments to be measured at fair value with changes in fair value recognized in the consolidated statement of income. In February 2016, the FASB issued guidance on lease accounting which will be effective in 2019 and requires balance sheet recognition of all leases with a term of greater than 12 months. In March 2016, the FASB issued guidance intended to simplify certain aspects of accounting for share-based payment award transactions which will be effective beginning in 2017. Most recently, in June 2016, the FASB issued guidance on accounting for credit losses on financial instruments which will be effective in 2020. The guidance will require immediate recognition of expected credit losses for certain financial instruments and also modifies the impairment model for available for sale debt securities. The Company is currently evaluating the foregoing guidance to determine the potential impact of its adoption on its consolidated financial statements. Certain debt amounts have been reduced due to the reclassification of immaterial debt issuance costs previously classified as deferred assets, in order to comply with a 2015 pronouncement by the FASB.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$101.0	$102.0	$224.0	$205.5
Numerator for basic earnings per share -
income available to common stockholders	101.0	102.0	224.0	205.5
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.6	3.6	7.3	7.3
Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversion of convertible notes	$104.7	$105.7	$231.3	$212.8

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	259,093,314	259,468,711	258,998,523	259,371,887
Effect of dilutive securities - stock based
compensation awards	1,297,379	930,655	1,257,907	904,422
Effect of dilutive securities - convertible senior notes	35,678,335	35,588,135	35,666,648	35,576,640
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	296,069,028	295,987,501	295,923,078	295,852,949
Earnings per share: Basic	$.39	$.39	$.87	$.79
Diluted	$.35	$.36	$.78	$.72

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	1,693,800	5,086,500	1,693,800	6,078,250
Convertible senior notes	—	—	—	—
Total	1,693,800	5,086,500	1,693,800	6,078,250
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of June 30, 2016 and December 31, 2015, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarters and six months ended June 30, 2016 and 2015.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
June 30, 2016:
Available for sale:
U.S. & Canadian Governments	$1,357.5	$48.6	$—	$1,406.1
Corporate	6,654.2	325.3	50.1	6,929.4
	$8,011.7	$373.9	$50.1	$8,335.5

Held to maturity:
Tax-exempt	$629.2	$23.6	$—	$652.8

December 31, 2015:
Available for sale:
U.S. & Canadian Governments	$1,269.5	$18.9	$3.6	$1,284.9
Corporate	6,879.9	166.8	150.2	6,896.5
	$8,149.4	$185.8	$153.8	$8,181.5

Held to maturity:
Tax-exempt	$355.8	$4.0	$.1	$359.7

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at June 30, 2016:
Available for sale:
Due in one year or less	$714.9	$721.8
Due after one year through five years	3,872.4	4,046.0
Due after five years through ten years	3,280.9	3,414.9
Due after ten years	143.4	152.7
	$8,011.7	$8,335.5

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	14.1	14.1
Due after five years through ten years	557.8	578.9
Due after ten years	57.2	59.7
	$629.2	$652.8

A summary of the Company's equity securities follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
June 30, 2016	$1,925.8	$435.6	$28.0	$2,333.4
December 31, 2015	$1,826.4	$266.7	$105.3	$1,987.8

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016:

Fixed Maturity Securities:
U.S. & Canadian Governments	$.3	$—	$1.3	$—	$1.6	$—
Tax-exempt	11.1	—	—	—	11.1	—
Corporate	340.4	12.1	329.8	38.0	670.2	50.1
Subtotal	351.8	12.1	331.1	38.0	683.0	50.2
Equity Securities	206.0	4.1	219.1	23.8	425.1	28.0
Total	$557.9	$16.3	$550.2	$61.9	$1,108.2	$78.2

December 31, 2015:

Fixed Maturity Securities:
U.S. & Canadian Governments	$363.3	$2.8	$59.2	$.7	$422.6	$3.6
Tax-exempt	49.5	.1	—	—	49.5	.1
Corporate	2,214.5	100.0	336.4	50.2	2,550.9	150.2
Subtotal	2,627.4	103.0	395.7	50.9	3,023.1	154.0
Equity Securities	502.1	87.3	31.3	17.9	533.4	105.3
Total	$3,129.5	$190.4	$427.0	$68.9	$3,556.6	$259.3

At June 30, 2016, the Company held 152 fixed maturity and 11 equity securities in an unrealized loss position, representing 8.4% (as to fixed maturities) and 12.2% (as to equity securities) of the total number of such issues it held. At December 31, 2015, the Company held 709 fixed maturity and 22 equity securities in an unrealized loss position, representing 39.2% (as to fixed maturities) and 23.9% (as to equity securities) of the total number of such issues it held. Of the securities in an unrealized loss position, 61 and 79 fixed maturity securities and 4 and 1 equity securities, had been in a continuous unrealized loss position for more than 12 months as of June 30, 2016 and December 31, 2015, respectively. The unrealized losses on these securities are primarily deemed to reflect changes in the interest rate environment and changes in fair values of fixed income and equity securities issued by participants in the extractive industries in particular. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of June 30, 2016 and December 31, 2015.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of June 30, 2016:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$702.5	$703.5	$—	$1,406.1
Corporate	—	6,918.5	10.5	6,929.4
Equity securities	2,331.2	—	2.1	2,333.4
Short-term investments	550.6	—	—	550.6
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$652.8	$—	$652.8

As of December 31, 2015:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$606.6	$678.2	$—	$1,284.9
Corporate	—	6,886.0	10.5	6,896.5
Equity securities	1,985.8	—	2.0	1,987.8
Short-term investments	669.4	—	—	669.4
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$359.7	$—	$359.7

There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2016.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At June 30, 2016, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Investment income from:
Fixed maturity securities	$74.3	$74.0	$149.4	$147.6
Equity securities	19.7	18.5	40.7	36.3
Short-term investments	.5	.2	1.1	.4
Other sources	1.2	1.2	1.9	1.9
Gross investment income	95.9	94.0	193.2	186.3
Investment expenses (a)	1.0	.8	1.9	1.7
Net investment income	$94.9	$93.1	$191.2	$184.6

Realized gains (losses) on:
Fixed maturity securities:
Gains	$4.6	$4.7	$7.0	$8.1
Losses	(.5)	(.1)	(.7)	(.4)
Net	4.0	4.6	6.3	7.7
Equity securities:
Gains	2.6	13.6	68.3	29.7
Losses	—	(1.6)	(23.8)	(1.6)
Net	2.6	12.0	44.4	28.0
Other long-term investments, net	—	—	—	(.2)
Total realized gains (losses)	6.6	16.6	50.8	35.5
Income taxes (credits)	2.3	5.8	17.8	12.4
Net realized gains (losses)	$4.3	$10.8	$33.0	$23.1

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$144.1	$(134.8)	$291.8	$(56.0)
Less: Deferred income taxes (credits)	50.3	(47.0)	102.0	(19.6)
	93.7	(87.7)	189.8	(36.3)

Equity securities & other long-term investments	125.6	(72.3)	246.2	(96.1)
Less: Deferred income taxes (credits)	43.9	(25.4)	86.1	(33.7)
	81.6	(46.9)	160.0	(62.4)
Net changes in unrealized investment gains (losses)	$175.4	$(134.6)	$349.9	$(98.7)
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.1 and $- for the quarters ended June 30, 2016 and 2015, and $.2 and $.1 for the six months ended June 30, 2016 and 2015, respectively.

4. Employee Benefit Plans:

The Company has a pension plan (the Plan) covering a portion of its work force. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan is closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retain all of the vested rights as of the effective date of the freeze, while additional benefits no longer accrue. Plan assets are comprised principally of fixed maturity securities, common stocks and short-term investments. Cash contributions of $- and $1.9 were made to the pension plan in the second quarter of 2016 and 2015, respectively, and $- and $3.7 were made during the first half of 2016 and 2015, respectively. No additional cash contributions are expected to be made in the remaining portion of calendar year 2016.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
General Insurance:
Net premiums earned	$741.8	$709.3	$1,460.8	$1,412.7
Net investment income and other income	103.9	100.7	209.7	200.4
Total revenues before realized gains or losses	$845.8	$810.1	$1,670.5	$1,613.1
Income before taxes (credits) and
realized investment gains or losses (a)	$80.0	$85.1	$167.1	$167.1
Income tax expense (credits) on above	$24.4	$27.4	$51.3	$53.6

Title Insurance:
Net premiums earned	$403.1	$387.4	$782.5	$724.3
Title, escrow and other fees	121.3	115.2	216.1	206.7
Sub-total	524.5	502.7	998.7	931.0
Net investment income and other income	9.3	8.3	18.7	16.7
Total revenues before realized gains or losses	$533.8	$511.1	$1,017.5	$947.8
Income before taxes (credits) and
realized investment gains or losses (a)	$44.6	$47.7	$66.0	$63.6
Income tax expense (credits) on above	$15.7	$16.7	$23.3	$22.3

RFIG Run-off Business:
Net premiums earned	$42.7	$56.3	$90.5	$114.4
Net investment income and other income	5.7	6.3	11.7	12.6
Total revenues before realized gains or losses	$48.5	$62.6	$102.3	$127.1
Income before taxes (credits) and
realized investment gains or losses	$14.3	$(.1)	$42.0	$35.0
Income tax expense (credits) on above	$4.9	$(.1)	$14.5	$12.1

Consolidated Revenues:
Total revenues of above Company segments	$1,428.3	$1,383.9	$2,790.3	$2,688.0
Other sources (b)	28.7	29.5	57.1	57.9
Consolidated net realized investment gains (losses)	6.6	16.6	50.8	35.5
Consolidation elimination adjustments	(21.5)	(20.1)	(42.5)	(41.3)
Consolidated revenues	$1,442.2	$1,410.0	$2,855.7	$2,740.2

Consolidated Income Before Taxes (Credits):
Total income before income taxes (credits)
and realized investment gains or losses of
above Company segments	$139.0	$132.6	$275.3	$265.8
Other sources - net (b)	3.0	2.5	4.9	4.1
Consolidated net realized investment gains (losses)	6.6	16.6	50.8	35.5
Consolidated income before income
taxes (credits)	$148.8	$151.8	$331.1	$305.6

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$45.1	$44.0	$89.2	$88.2
Other sources - net (b)	.2	—	.1	(.5)
Income tax expense (credits) on consolidated
net realized investment gains (losses)	2.3	5.8	17.8	12.4
Consolidated income tax expense (credits)	$47.7	$49.7	$107.1	$100.0

	June 30,	December 31,
	2016	2015
Consolidated Assets:
General Insurance	$15,299.2	$14,523.0
Title Insurance	1,363.7	1,314.3
RFIG Run-off Business	972.5	978.7
Total assets for the above company segments	17,635.6	16,816.1
Other assets (b)	703.1	760.5
Consolidation elimination adjustments	(347.5)	(475.0)
Consolidated assets	$17,991.2	$17,101.6
__________

(a)
Income before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $13.2 and $25.3 compared to $10.3 and $20.4 for the quarter and six months ended June 30, 2016 and 2015, respectively, and Title - $2.1 and $4.2 compared to $2.0 and $4.0 for the quarter and six months ended June 30, 2016 and 2015, respectively.

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

On December 19, 2008, Old Republic Insurance Company and Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware ("BNYM") in the Circuit Court, Cook County, Illinois (Old Republic Insurance Company, et al. v. Countrywide Bank FSB, et al.) seeking rescission of various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account, a declaratory judgment and money damages based upon systemic material misrepresentations and fraud by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications. Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies, as well as unspecified compensatory and punitive damages. The Court ruled that Countrywide does not have standing to counterclaim with respect to the policies insuring the securitized loans because those policies were issued to BNYM. In response, Countrywide and BNYM jointly filed a motion asking the Court to allow an amended counterclaim in which BNYM would raise substantially similar allegations as those raised by Countrywide and make substantially similar requests but with respect to the policies issued to BNYM. The Court dismissed their motion, with leave to re-plead the counterclaim. BNYM's subsequent attempt to re-plead was granted by the Court and BNYM has re-pleaded its counterclaim. A multi-phase trial is set to begin March 13, 2017.

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

On January 20, 2015, Intellectual Ventures II LLC filed two complaints in the United States District Court for the Eastern District of Texas naming as defendants Great West Casualty Company and BITCO General Insurance Corporation and BITCO National Insurance Company. (Intellectual Ventures II LLC v. Great West Casualty Company) and (Intellectual Ventures II LLC v. BITCO General Insurance Corporation et al.) The plaintiff alleges a single patent infringement and seeks damages, costs, expenses, and pre-judgment and post-judgment interest in addition to injunctive relief. On April 9, 2015, plaintiff amended each complaint to allege a second patent infringement claim. The District Court set a trial date in September, 2016. In August and September, 2015, Great West and BITCO filed inter partes review petitions challenging validity of the patents before the United States Patent & Trademark Office. Both petitions have been accepted for review. The Patent and Trademark Appeal Board of the USPTO has until February 9, 2017, to rule on the validity challenge of one of the patents and until March 22, 2017, to rule on the other patent. On May 11, 2016, the parties filed a stipulation of dismissal on one of the patent infringement claims in the District Court. On June 29, 2016, IV disclaimed all claims it asserted against Great West and BITCO on that patent and, accordingly, the inter partes review will be terminated by the Patent and Trademark Appeal Board in due course. With respect to the remaining single patent infringement claim, on May 12, 2016, the District Court issued a stay on the suit until such time as the Patent and Trade Mark Appeal Board issues its ruling on the inter partes review.

On July 5, 2016, Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, "Ocwen") filed an amendment to an initial complaint against Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (collectively, "RMIC"). The suit, which is captioned Ocwen et al. v. RMIC et al., is pending in the General Court of Justice, Superior Court Division for Forsyth County, North Carolina. The amendment for the first time identifies specific mortgage insurance certificates as to which Ocwen alleges breaches of contract, bad faith and violations of certain fair claims settlement practices laws and seeks declaratory relief in regard to certain claims handling practices on future claims. RMIC believes the suit is without merit and intends to defend vigorously.

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

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$546.9	$702.6	$546.0	$709.5
4.875% Senior Notes due 2024	395.4	430.4	395.1	404.6
ESSOP debt with an average yield of 3.94%
and 3.69%, respectively	8.1	8.1	11.7	11.7
Other miscellaneous debt with an average yield of 1.8%	32.4	32.5	—	—
Total debt	$982.9	$1,173.7	$952.8	$1,125.8

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

The Company's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC, qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at June 30, 2016 and management has every expectation that its solvent state is likely to prevail. RMIC is expected to be an increasingly less significant subsidiary over time as its in force business declines.

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
June 30, 2016	$982.9	$1,173.7	$—	$1,133.0	$40.6
December 31, 2015	$952.8	$1,125.8	$—	$1,114.1	$11.7

8. Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service ("IRS") could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. During the second quarter 2016, the IRS completed an examination of the Company's consolidated Federal income tax returns for the years 2011 through 2013, which produced no material change to the Company's net income.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2016 and 2015
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through three major segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for .4% of consolidated operating revenues for the six months ended June 30, 2016 and .9% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

Pretax operating earnings rose 5.1 percent and 3.8 percent in the second quarter and first half of 2016, respectively. For each of these periods, earnings were most positively affected by greater profits in the run-off RFIG segment as litigation cost provisions were relatively less burdensome. In combination, Old Republic's core General and Title insurance groups produced moderately lower year-over-year earnings in the second quarter of 2016, while first half results were essentially unchanged. As the table immediately below indicates, realized net investment gains enhanced pretax and net income to different degrees in each of the periods reported upon.

Financial Highlights
	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues:
General insurance	$845.8	$810.1	$1,670.5	$1,613.1
Title insurance	533.8	511.1	1,017.5	947.8
Corporate and other	7.2	9.4	14.5	16.5
Subtotal	1,386.9	1,330.6	2,702.6	2,577.5
RFIG run-off business	48.5	62.6	102.3	127.1
Total	$1,435.5	$1,393.3	$2,804.9	$2,704.6
Pretax operating income (loss):
General insurance	$80.0	$85.1	$167.1	$167.1
Title insurance	44.6	47.7	66.0	63.6
Corporate and other	3.0	2.5	4.9	4.1
Subtotal	127.7	135.3	238.2	234.9
RFIG run-off business	14.3	(0.1)	42.0	35.0
Total	142.1	135.1	280.3	270.0
Realized investment gains (losses):
From sales	6.6	16.6	50.8	35.5
From impairments	—	—	—	—
Net realized investment gains (losses)	6.6	16.6	50.8	35.5
Consolidated pretax income (loss)	148.8	151.8	331.1	305.6
Income taxes (credits)	47.7	49.7	107.1	100.0
Net income (loss)	$101.0	$102.0	$224.0	$205.5
Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.19	$0.19	$0.39	$0.38
Title insurance	0.10	0.11	0.15	0.14
Corporate and other	0.02	0.02	0.04	0.04
Subtotal	0.31	0.32	0.58	0.56
RFIG run-off business	0.03	—	0.09	0.08
Total	0.34	0.32	0.67	0.64
Net realized investment gains (losses)	0.01	0.04	0.11	0.08
Net income (loss)	$0.35	$0.36	$0.78	$0.72
Cash dividends paid per share	$0.1875	$0.1850	$0.3750	$0.3700
Ending book value per share			$16.89	$15.16

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

General Insurance Results - The table below shows the major elements affecting this segment's performance for each of the periods reported upon.

	General Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Net premiums earned	$741.8	$709.3	4.6%	$1,460.8	$1,412.7	3.4%
Net investment income	77.7	74.7	4.0	156.3	148.5	5.3
Other income	26.2	25.9	1.0	53.3	51.8	2.9
Operating revenues	845.8	810.1	4.4	1,670.5	1,613.1	3.6
Benefits and claim costs	532.3	520.2	2.3	1,057.2	1,039.1	1.7
Sales and general expenses	218.9	193.4	13.2	417.9	384.3	8.7
Interest and other costs	14.5	11.3	28.6	28.1	22.4	25.4
Total operating expenses	765.8	724.9	5.6	1,503.3	1,445.9	4.0
Pretax operating income (loss)(*)	$80.0	$85.1	(5.9)%	$167.1	$167.1	—%

Benefit and claim ratio	71.8%	73.3%	72.4%	73.6%
Expense ratio	26.0	23.6	25.0	23.5
Composite underwriting ratio	97.8%	96.9%	97.4%	97.1%
__________________
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $15.2 and $21.2 of pretax operating losses for the second quarter and first half of 2016, and $20.5 and $24.9 of pretax operating losses for the second quarter and first half of 2015, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

General Insurance pretax operating earnings were partially constrained by lower underwriting profitability in this year’s second quarter. For the first half of the year, however, the segment's operating earnings benefitted from moderately higher net investment income joined to relatively stable underwriting profitability.

Low single digit earned premium growth prevailed for the latest quarter and year-to-date periods. Premium trends for both 2016 periods were most positively affected by gains in commercial automobile (trucking), in certain other coverages such as home and auto warranty, and by the emerging premium production of a new underwriting facility established in early 2015. Growth was somewhat hindered in the 2016 interim periods due to declining volume in a large account construction book of business, operating in a very competitive environment.

General Insurance benefit and claim cost ratios were relatively flat for the respective quarterly and first half periods of 2016 and 2015. In addition to estimates of current year costs, 2016 ratios are inclusive of (0.7) and (0.2) percentage point reductions emanating from favorable developments of prior years' reserves in the second quarter and first half of 2016, respectively. By contrast, the corresponding ratios for 2015 are inclusive of 0.9 and 1.0 percentage point additions stemming from unfavorable developments of previously established reserves, respectively. Relatively higher expense ratios in 2016's periods stemmed principally from higher costs incurred in a start-up business and increased litigation cost provisions by comparison to the same periods in 2015.

Quarterly or year-to-date fluctuations in the reported benefits and claims ratio trends are not particularly meaningful in evaluating Old Republic's liability insurance-oriented mix of business. Management currently anticipates, however, that recent years' uptrends in these ratios should abate and revert gradually to currently targeted annual averages in the high 60%s to low 70%s.

Title Insurance Results - Year-over-year earnings edged down in this year's second quarter while first half results continued along the positive path set in recent years.

	Title Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Net premiums and fees earned	$524.5	$502.7	4.3%	$998.7	$931.0	7.3%
Net investment income	8.9	7.9	12.5	18.0	15.9	13.3
Other income	0.3	0.4	(6.2)	0.7	0.8	(10.2)
Operating revenues	533.8	511.1	4.5	1,017.5	947.8	7.4
Claim costs	26.8	25.1	6.9	51.2	48.9	4.7
Sales and general expenses	460.4	436.4	5.0	896.1	831.1	7.8
Interest and other costs	1.9	1.8	1.9	4.0	4.0	(0.7)
Total operating expenses	489.2	463.4	5.6	951.4	884.1	7.6
Pretax operating income (loss)	$44.6	$47.7	(6.4)%	$66.0	$63.6	3.8%

Claim ratio	5.1%	5.0%	5.1%	5.3%
Expense ratio	87.7	86.7	89.7	89.2
Composite underwriting ratio	92.8%	91.7%	94.8%	94.5%

The continuation of a favorable mortgage rate environment and improving housing and commercial property markets led to higher revenues from title premiums and fees in this year's second quarter and first six months. The improvements were achieved in spite of adverse effects that recently implemented mortgage disclosure rules are having on the consummation of real estate transactions.

As the above table shows, 2016 underwriting margins were compressed to a relatively small degree. Claims ratios were essentially unchanged, but expense ratios climbed slightly as operating costs rose at a faster pace than title premiums and fees revenues. While a smaller component of title profitability, net investment income rose in both periods as it benefitted from moderately higher yields on a larger bond and common stock investment portfolio.

RFIG Run-off Business Results - The table below shows the operating components of this run-off book of business and their contributions to combined results.

	RFIG Run-off Business
	Quarters Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
A. MI:
Net premiums earned	$38.7	$50.1	(22.7)%	$83.1	$102.7	(19.1)%
Net investment income	5.5	6.0	(9.3)	11.2	12.2	(8.4)
Claim costs	9.3	30.5	(69.5)	19.9	44.1	(54.7)
Pretax operating income (loss)	$29.9	$20.8	43.6%	$64.0	$60.9	5.2%

Claim ratio	24.0%	60.9%	24.0%	42.9%
Expense ratio	13.0	9.6	12.4	9.7
Composite underwriting ratio	37.0%	70.5%	36.4%	52.6%

B. CCI(*):
Net premiums earned	$4.0	$6.2	(35.5)%	$7.4	$11.6	(36.3)%
Net investment income	0.2	0.2	28.6	0.5	0.4	29.6
Benefits and claim costs	19.3	26.8	(28.0)	28.8	36.8	(21.7)
Pretax operating income (loss)	$(15.6)	$(21.0)	25.8%	$(21.9)	$(25.8)	15.0%

Claim ratio	484.0%	433.2%	387.5%	315.1%
Expense ratio	12.9	9.4	14.8	9.3
Composite underwriting ratio	496.9%	442.6%	402.3%	324.4%

C. Total MI and CCI run-off business:
Net premiums earned	$42.7	$56.3	(24.1)%	$90.5	$114.4	(20.9)%
Net investment income	5.7	6.3	(8.0)	11.7	12.6	(7.2)
Benefits and claim costs	28.6	57.4	(50.1)%	48.8	80.9	(39.7)
Pretax operating income (loss)	$14.3	$(0.1)	N/M	$42.0	$35.0	20.1%

Claim ratio	67.1%	101.9%	53.9%	70.8%
Expense ratio	13.0	9.6	12.6	9.7
Composite underwriting ratio	80.1%	111.5%	66.5%	80.5%
__________________
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $15.2 and $21.2 of pretax operating losses for the second quarter and first half of 2016, and $20.5 and $24.9 of pretax operating losses for the second quarter and first half of 2015, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

Consistent with a run-off operating mode, further declines in earned premiums were posted by the MI and CCI lines. Investment income for MI was also lower as reduced premium volume and ongoing claim payments created downward pressure on the invested asset base.

Year-over-year comparisons of the MI claim ratio were positive. The lower ratios for both 2016 periods were attributable to continued declines in reported delinquencies and higher rates at which reported defaults are cured or otherwise resolved without payment. Moreover, 2016 MI claims costs were less affected by litigation costs that impacted adversely last year's claim ratio. Additionally, favorable developments of previously established claim reserves lowered claim ratios by 41.9 and 40.5 percentage points in the second quarter and first half of 2016, respectively. For 2015, the reductions amounted to 80.6 percentage points for both periods.

Year-to-year comparisons of the much smaller CCI run-off line reflected similarly negative trends in earned premiums, but much greater volatility in claims costs and the resultant claim ratios. The latter were particularly impacted by changes in estimates of ongoing litigation costs.

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

	Corporate and Other Operations
	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net premiums earned	$4.7	$5.0	$9.5	$9.7
Net investment income	2.4	4.1	5.1	7.5
Other income	—	0.1	(0.1)	(0.6)
Operating revenues	7.2	9.4	14.5	16.5
Benefits and claim costs	4.9	5.3	9.5	9.2
Insurance expenses	2.1	1.1	4.3	3.3
Corporate, interest, and other expenses-net	(2.9)	0.4	(4.3)	(0.1)
Total operating expenses	4.1	6.8	9.5	12.4
Pretax operating income (loss)	$3.0	$2.5	$4.9	$4.1

Consolidated Results - The consolidated changes and occurrences in Old Republic's segmented business for the most recent interim periods are shown in the following table:

	ORI Consolidated
	Quarters Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Net premiums and fees earned	$1,313.9	$1,273.5	3.2%	$2,559.6	$2,467.9	3.7%
Net investment income	94.9	93.1	1.9	191.2	184.6	3.6
Other income	26.6	26.5	0.2	53.9	52.0	3.7
Operating revenues	1,435.5	1,393.3	3.0	2,804.9	2,704.6	3.7
Benefits and claim costs	592.8	608.1	(2.5)	1,166.9	1,178.3	(1.0)
Sales and general expenses	689.9	639.7	7.8	1,336.3	1,235.5	8.2
Interest and other costs	10.6	10.2	4.0	21.3	20.7	3.0
Total operating expenses	1,293.4	1,258.1	2.8	2,524.6	2,434.6	3.7
Pretax operating income (loss)	142.1	135.1	5.1	280.3	270.0	3.8
Income taxes (credits)	45.3	43.9	3.3	89.3	87.6	1.9
Net operating income (loss)	96.7	91.2	6.0	190.9	182.4	4.7
Realized investment gains (losses)	6.6	16.6	(59.9)	50.8	35.5	43.0
Income taxes (credits) on realized
investment gains (losses)	2.3	5.8	(59.9)	17.8	12.4	42.9
Net realized investment
gains (losses)	4.3	10.8	(59.9)	33.0	23.1	43.0
Net income (loss)	$101.0	$102.0	(1.0)%	$224.0	$205.5	9.0%

Claim ratio	45.1%	47.8%	45.6%	47.7%
Expense ratio	50.3	47.9	49.8	47.7
Composite underwriting ratio	95.4%	95.7%	95.4%	95.4%

Consolidated operating cash flow	$163.8	$303.7	(46.1)%

Consolidated operating cash flow was additive to investable funds in the amount of $163.8 and $303.7 for the first six months of 2016 and 2015, respectively. Excluding the MI and CCI operating cash flows, these amounts would be $218.7 and $387.7, respectively.

The sum total of Old Republic's segmented results is represented by the following major components of pretax consolidated income:

	Quarters Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Pretax operating income:
Underwriting and related services:
All segments except RFIG	$49.2	$58.7	(16.1)%	$80.0	$83.7	(4.4)%
RFIG run-off	8.5	(6.4)	231.7	30.3	22.3	35.5
Subtotal	57.8	52.2	10.7	110.4	106.1	4.0
Net investment income	94.9	93.1	1.9	191.2	184.6	3.6
Interest and other costs	(10.6)	(10.2)	4.0	(21.3)	(20.7)	3.0
Total	142.1	135.1	5.1	280.3	270.0	3.8
Realized investment gains(losses)	6.6	16.6	(59.9)	50.8	35.5	43.0
Consolidated pretax income	$148.8	$151.8	(2.0)%	$331.1	$305.6	8.4%

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic's consolidated cash and invested asset balances as well as the shareholders’ equity account at the dates shown.

		Cash, Invested Assets, and Shareholders' Equity
					% Change
		June 30,	Dec. 31,	June 30,	June '16	June '16
		2016	2015	2015	Dec. '15	June '15
	Cash and invested assets:
	Carried at fair value	$11,509.5	$11,119.6	$11,286.4	3.5%	2.0%
	Carried at amortized cost	629.2	355.8	62.4	76.8	N/M
	Total per balance sheet	$12,138.7	$11,475.5	$11,348.8	5.8%	7.0%
	Cost basis	$11,409.6	$11,284.5	$10,927.3	1.1%	4.4%

Shareholders' equity:	Total	$4,378.0	$3,880.8	$3,937.4	12.8%	11.2%
	Per common share	$16.89	$15.02	$15.16	12.5%	11.4%

Composition of shareholders' equity per share:
	Equity before items below	$15.40	$14.91	$14.44	3.3%	6.6%
	Unrealized investment gains (losses) and other
	accumulated comprehensive income (loss)	1.49	0.11	0.72
	Total	$16.89	$15.02	$15.16	12.5%	11.4%

	Segmented composition of
	shareholders' equity per share:
	Excluding run-off segment	$15.70	$14.06	$14.22	11.7%	10.4%
	RFIG run-off segment	1.19	0.96	0.94
	Total	$16.89	$15.02	$15.16	12.5%	11.4%

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

As of June 30, 2016, the consolidated investment portfolio reflected an allocation of approximately 80 percent to fixed-maturity and short-term investments, and 20 percent to equities. Investments in high quality, dividend-paying equity securities have been emphasized since 2013, while the asset quality of the fixed maturity portfolio remains at high levels.

Changes in shareholders' equity per share are shown in the following table. As indicated, the changes resulted mostly from each period's net income, increased dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
	Quarter			Year
	Ended	Six Months Ended		Ended
	June 30,	June 30,		Dec. 31,
	2016	2016	2015	2015
Beginning balance	$16.00	$15.02	$15.15	$15.15
Changes in shareholders' equity:
Net operating income (loss)	0.37	0.74	0.70	1.40
Net realized investment gains (losses):
From sales	0.02	0.13	0.09	0.23
From impairments	—	—	—	—
Subtotal	0.02	0.13	0.09	0.23
Net unrealized investment gains (losses)	0.68	1.35	(0.38)	(0.96)
Total realized and unrealized investment gains (losses)	0.70	1.48	(0.29)	(0.73)
Cash dividends	(0.19)	(0.38)	(0.37)	(0.74)
Stock issuance, foreign exchange, and other transactions	0.01	0.03	(0.03)	(0.06)
Net change	0.89	1.87	0.01	(0.13)
Ending balance	$16.89	$16.89	$15.16	$15.02
Percentage change for the period	5.6%	12.5%	0.1%	(0.9)%

Capitalization - As the table below indicates, the major change in Old Republic's capitalization in the six months ended June 30, 2016 consisted of a 12.8% increase in the common shareholders' account.

	Capitalization(*)
	June 30,	December 31,	June 30,
	2016	2015	2015
Debt:
3.75% Convertible Senior Notes due 2018	$546.9	$546.0	$545.0
4.875% Senior Notes due 2024	395.4	395.1	394.8
ESSOP debt with an average yield of 3.9%	8.1	11.7	11.7
Other miscellaneous debt with an average yield of 1.8%	32.4	—	—
Total debt	982.9	952.8	951.6
Common shareholders' equity	4,378.0	3,880.8	3,937.4
Total capitalization	$5,361.0	$4,833.7	$4,889.1

Capitalization ratios:
Debt	18.3%	19.7%	19.5%
Common shareholders' equity	81.7	80.3	80.5
Total	100.0%	100.0%	100.0%
__________________
(*) Certain debt amounts have been reduced due to the reclassification of relatively immaterial debt issuance costs previously classified as deferred assets, in order to comply with a 2015 pronouncement by the Financial Accounting Standards Board.

The changes in common shareholders’ equity stem primarily from each periods net income, dividend payments to shareholders and changes in the value of invested assets carried at fair value.

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

FINANCIAL POSITION

The Company's financial position at June 30, 2016 reflected increases in assets, liabilities, and common shareholders' equity of 5.2%, 3.0%, and 12.8%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 67.5% and 67.1% of consolidated assets as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the cash, accrued investment income, and invested asset base rose by 5.8% to $12,138.7.

Investments - During the first six months of 2016 and 2015, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization common shares. At both June 30, 2016 and 2015, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At June 30, 2016, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2016. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's available for sale and held to maturity fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	June 30,	December 31,
	2016	2015
Aaa	19.0%	17.2%
Aa	11.1	9.6
A	31.1	32.3
Baa	30.5	34.7
Total investment grade	91.7	93.8
All other (b)	8.3	6.2
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

June 30, 2016	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$254.0		$24.1
Basic Industry	66.1		11.8
Industrial	61.5		4.1
Telecom	13.9		2.7
Other (includes 6 industry groups)	61.6		2.7
Total	$457.4	(c)	$45.7
__________

(c)	Represents 5.3% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

June 30, 2016	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Natural Gas	$90.7		$2.8
Energy	65.0		.9
Technology	28.8		.4
Basic Industrial	14.5		—
Other (includes 16 industry groups)	76.5		.1
Total	$275.8	(d)	$4.5
__________

(d)	Represents 3.2% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

June 30, 2016	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$232.4		$23.9
Health Care	59.4		2.2
Industrial	81.3		1.3
Technology	70.0		.4
Insurance	10.0		.1
Total	$453.2	(e)	$28.0	(f)
__________

(e)	Represents 23.5% of the total equity securities portfolio.

(f)	Represents 1.5% of the cost of the total equity securities portfolio, while gross unrealized gains represent 22.6% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
June 30, 2016	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$47.2	$7.9	$—	$—
Due after one year through five years	269.5	145.9	14.0	11.9
Due after five years through ten years	389.2	277.6	31.4	29.0
Due after ten years	27.1	25.7	4.6	4.6
Total	$733.2	$457.4	$50.2	$45.7

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
June 30, 2016	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:

Fixed Maturity Securities:
One to six months	$2.2	$—	$—	$2.2
Seven to twelve months	9.9	—	—	9.9
More than twelve months	20.3	9.3	8.3	38.0
Total	$32.4	$9.3	$8.3	$50.2
Equity Securities:
One to six months	$4.1	$—	$—	$4.1
Seven to twelve months	—	—	—	—
More than twelve months	23.8	—	—	23.8
Total	$28.0	$—	$—	$28.0

Number of Issues in Loss Position:

Fixed Maturity Securities:
One to six months	45	—	—	45
Seven to twelve months	46	—	—	46
More than twelve months	54	6	1	61
Total	145	6	1	152	(g)
Equity Securities:
One to six months	7	—	—	7
Seven to twelve months	—	—	—	—
More than twelve months	4	—	—	4
Total	11	—	—	11	(g)
__________

(g)	At June 30, 2016 the number of issues in an unrealized loss position represent 8.4% as to fixed maturities, and 12.2% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost. The percentage reduction from such cost reflects the decline as of a specific point in time (June 30, 2016 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	June 30,	December 31,
	2016	2015
Maturity Ranges:
Due in one year or less	8.3%	9.9%
Due after one year through five years	45.0	40.8
Due after five years through ten years	44.4	47.0
Due after ten years through fifteen years	2.0	1.9
Due after fifteen years	.3	.4
Total	100.0%	100.0%

Average Maturity in Years	4.8	4.9
Duration (h)	4.2	4.3
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.2 as of June 30, 2016 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.2%.

Composition of Unrealized Gains (Losses)

	June 30,	December 31,
	2016	2015
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$8,011.7	$8,149.4
Estimated fair value	8,335.5	8,181.5
Gross unrealized gains	373.9	185.8
Gross unrealized losses	(50.1)	(153.8)
Net unrealized gains (losses)	$323.7	$32.0

Equity Securities:
Original cost	$1,925.8	$1,826.4
Estimated fair value	2,333.4	1,987.8
Gross unrealized gains	435.6	266.7
Gross unrealized losses	(28.0)	(105.3)
Net unrealized gains (losses)	$407.6	$161.4

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $493.8 in dividends from its subsidiaries in 2016 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At June 30, 2016, the Company's consolidated debt to equity ratio was 22.5%.

The Company's 3.75% Convertible Senior Notes and 4.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As of June 30, 2016, RMIC was statutorily solvent and management has every expectation that its solvent state is likely to prevail.

See the Company's 2015 Annual Report on Form 10-K, Item 1 - Business for a discussion of regulatory matters affecting RMIC. Management believes these current events have precluded the aforementioned potential for an event of default from occurring in the foreseeable future.

Capitalization - Old Republic's total capitalization of $5,361.0 at June 30, 2016 consisted of debt of $982.9 and common shareholders' equity of $4,378.0. Changes in the common shareholders' equity account reflect primarily net income for the period then ended, changes in the fair value of invested assets, and dividend payments.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 28% of 2016 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 72% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2013	$2,513.7	$1,996.1	$316.5	$59.3	$4,885.6	9.3%
2014	2,735.6	1,759.2	255.4	60.7	4,811.1	(1.5)
2015	2,894.7	2,045.3	219.9	19.4	5,179.4	7.7
Six Months Ended June 30:
2015	1,412.7	931.0	114.4	9.7	2,467.9	7.1
2016	1,460.8	998.7	90.5	9.5	2,559.6	3.7
Quarters Ended June 30:
2015	709.3	502.7	56.3	5.0	1,273.5	8.6
2016	$741.8	$524.5	$42.7	$4.7	$1,313.9	3.2%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2013	39.6%	32.8%	3.8%	7.7%	6.3%	9.8%
2014	40.6	31.9	3.9	7.5	6.2	9.9
2015	39.0	32.1	4.1	7.4	5.9	11.5
Six Months Ended June 30:
2015	39.5	31.8	3.9	7.4	6.0	11.4
2016	37.5	33.2	4.1	7.3	5.5	12.4
Quarters Ended June 30:
2015	38.2	32.1	3.9	7.4	5.9	12.5
2016	37.2%	32.8%	4.1%	7.2%	5.2%	13.5%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2013	27.9%	72.1%
2014	27.1	72.9
2015	27.2	72.8
Six Months Ended June 30:
2015	28.8	71.2
2016	28.5	71.5
Quarters Ended June 30:
2015	29.7	70.3
2016	30.0%	70.0%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2013	$296.6	$286.7	79.1%	81.9%
2014	234.6	227.6	82.2	66.9
2015	201.1	195.9	79.9	56.1
Six Months Ended June 30:
2015	105.3	102.7	81.2	62.8
2016	84.8	83.1	79.3%	63.4%
Quarters Ended June 30:
2015	51.4	50.1
2016	$39.6	$38.7

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.5% of total net risk in force as of June 30, 2016, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2013	$9,579.6	$704.8	$48.5	$10,333.0
2014	7,984.8	549.6	31.8	8,566.2
2015	6,414.9	428.2	24.1	6,867.3
As of June 30:
2015	7,174.0	471.7	28.0	7,673.8
2016	$5,697.1	$395.5	$22.7	$6,115.3

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2013	6.6%	28.1%	64.3%	1.0%
2014	6.6	28.5	64.0	.9
2015	6.8	29.3	63.0	.9
As of June 30:
2015	6.7	28.9	63.6	.8
2016	7.0%	29.8%	62.5%	.7%

Bulk(a):
As of December 31:
2013	23.5%	33.0%	43.3%	.2%
2014	26.1	33.1	40.7	.1
2015	28.4	32.2	39.2	.2
As of June 30:
2015	27.6	32.3	40.0	.1
2016	29.0%	32.0%	38.8%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2013	4.2%	34.5%	32.2%	29.1%
2014	3.9	34.2	31.5	30.4
2015	3.8	33.5	30.9	31.8
As of June 30:
2015	3.8	33.9	31.2	31.1
2016	3.8%	33.0%	30.8%	32.4%

Bulk(a):
As of December 31:
2013	56.9%	23.4%	10.2%	9.5%
2014	52.5	25.8	11.1	10.6
2015	48.3	28.0	11.9	11.8
As of June 30:
2015	49.3	27.5	11.7	11.5
2016	47.5%	28.4%	11.9%	12.2%
__________

(a)	Bulk pool risk in-force, which represented 15.7% of total bulk risk in-force at June 30, 2016, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2013	8.3%	7.5%	5.5%	5.2%	4.9%	4.8%	4.4%	3.8%	3.2%	2.9%
2014	7.8	7.3	5.7	5.3	4.9	4.8	4.3	4.0	3.4	3.0
2015	7.1	7.5	5.9	5.5	4.9	4.7	4.3	4.2	3.4	3.4
As of June 30:
2015	7.4	7.3	5.8	5.4	4.9	4.8	4.3	4.2	3.4	3.3
2016	6.7%	7.6%	5.9%	5.7%	4.9%	4.6%	4.3%	4.3%	3.5%	3.6%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2013	5.4%	9.3%	4.4%	3.9%	14.1%	2.8%	3.4%	4.0%	3.8%	7.9%
2014	5.3	9.3	4.6	4.0	13.0	2.7	3.5	4.4	4.0	7.6
2015	5.1	8.9	4.7	4.0	12.8	2.8	3.6	4.4	4.2	7.4
As of June 30:
2015	5.2	9.0	4.7	4.0	13.0	2.7	3.6	4.4	4.2	7.2
2016	5.1%	8.7%	4.8%	4.1%	12.6%	2.8%	3.7%	4.3%	4.2%	7.5%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2013	92.7%	7.3%
2014	92.7	7.3
2015	92.6	7.4
As of June 30:
2015	92.6	7.4
2016	92.5%	7.5%

Bulk (a):
As of December 31:
2013	57.6%	42.4%
2014	62.3	37.7
2015	66.6	33.4
As of June 30:
2015	66.1	33.9
2016	67.3%	32.7%
__________

(a)	Bulk pool risk in-force, which represented 15.7% of total bulk risk in-force at June 30, 2016, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2013	97.2%	2.8%
2014	97.2	2.8
2015	97.3	2.7
As of June 30:
2015	97.2	2.8
2016	97.2%	2.8%

Bulk (a):
As of December 31:
2013	74.3%	25.7%
2014	72.4	27.6
2015	71.8	28.2
As of June 30:
2015	72.1	27.9
2016	71.5%	28.5%
__________

(a)	Bulk pool risk in-force, which represented 15.7% of total bulk risk in-force at June 30, 2016, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2013	$29.8	$989.4
2014	27.7	858.5
2015	23.9	776.9
Six Months Ended June 30:
2015	11.6	818.4
2016	7.4	$739.5
Quarters Ended June 30:
2015	6.2
2016	$4.0

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2014	$7,962.3	$915.0	$923.2	$691.7	$10,492.3	$576.4	$11,068.8
2015	8,667.4	1,010.5	792.0	562.3	11,032.4	193.0	11,225.5
As of June 30:
2015	8,231.6	949.3	845.1	683.4	10,709.6	423.7	11,133.4
2016	$8,908.6	$1,011.1	$737.4	$490.9	$11,148.0	$731.4	$11,879.4
__________

(a) The June 30, 2016 and December 31, 2015 amounts include $652.8 and $359.7, respectively, (fair value) fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost of $629.2 and $355.8, respectively.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2013	$249.6	$26.6	$36.8	$5.6	$318.7	3.17%	2.97%
2014	278.8	29.9	27.5	9.2	345.5	3.33	3.15
2015	312.1	34.0	25.1	17.2	388.6	3.61	3.49
Six Months Ended
June 30:
2015	148.5	15.9	12.6	7.5	184.6	3.48	3.33
2016	156.3	18.0	11.7	5.1	191.2	3.45	3.31
Quarters Ended
June 30:
2015	74.7	7.9	6.3	4.1	93.1	3.49	3.33
2016	$77.7	$8.9	$5.7	$2.4	$94.9	3.40%	3.23%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first six months of 2016 and 2015, 75.5% and 73.7%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, allocation to industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2013	$1.7	$146.3	$148.1	$—	$—	$—	$148.1
2014	27.0	245.2	272.3	—	—	—	272.3
2015	16.3	75.0	91.3	—	—	—	91.3
Six Months Ended
June 30:
2015	7.7	27.8	35.5	—	—	—	35.5
2016	6.3	44.5	50.8	—	—	—	50.8
Quarters Ended
June 30:
2015	4.6	12.0	16.6	—	—	—	16.6
2016	$4.0	$2.6	$6.6	$—	$—	$—	$6.6

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of June 30, 2016 and December 31, 2015:

	Claim and Loss Adjustment Expense Reserves
	June 30, 2016		December 31, 2015
	Gross	Net	Gross	Net

Workers' compensation	$4,524.0	$2,830.0	$4,460.0	$2,774.4
General liability	1,302.6	687.2	1,341.0	703.0
Commercial automobile (mostly trucking)	1,325.3	1,071.5	1,291.0	1,049.2
Other coverages	502.4	360.5	490.6	352.2
Unallocated loss adjustment expense reserves	197.5	178.6	191.4	174.0
Total general insurance reserves	7,852.0	5,128.1	7,774.3	5,053.1
Title	599.5	599.5	580.8	580.8
RFIG Run-off	652.9	652.7	737.9	736.7
Life and accident	22.0	13.9	27.9	16.9
Total claim and loss adjustment expense reserves	$9,126.6	$6,394.4	$9,120.1	$6,387.6
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$125.5	$100.9	$130.9	$100.6
% of total general insurance reserves	1.6%	2.0%	1.7%	2.0%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Six Months Ended June 30,
	2016	2015
Net reserve increase (decrease):
General Insurance	$74.9	$162.7
Title Insurance	18.7	22.8
RFIG Run-off	(83.9)	(97.8)
Other	(2.9)	(3.7)
Total	$6.8	$84.1

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	June 30,	December 31,
	2016	2015
General Insurance	$2,442.8	$2,324.3
Title Insurance	526.7	503.8
RFIG Run-off	203.6	180.7
Other	5.0	6.4
Total	$3,178.2	$3,015.3

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

	June 30,	June 30,	December 31,	December 31,
	2016	2015	2015	2014
Estimated reduction in beginning reserve	$47.5	$79.3	$79.3	$115.2
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	4.6	11.7	18.8	47.1
Prior year	(5.3)	(8.1)	(17.6)	10.4
Sub-total	(.7)	3.6	1.2	57.6
Estimated rescission reduction in settled claims	(9.8)	(22.7)	(33.0)	(93.5)
Estimated reduction in ending reserve	$37.0	$60.2	$47.5	$79.3

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2013	73.6%	6.7%	68.8%	45.8%
2014	77.9	5.2	97.2	52.3
2015	74.1	4.9	88.0	47.5
Six Months Ended June 30:
2015	73.6	5.3	70.8	47.7
2016	72.4	5.1	53.9	45.6
Quarters Ended June 30:
2015	73.3	5.0	101.9	47.8
2016	71.8%	5.1%	67.1%	45.1%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2013	73.6%	76.1%	79.6%	21.4%	59.6%	78.5%	67.8%
2014	77.9	74.0	89.2	25.6	65.7	88.2	67.8
2015	74.1	77.8	80.7	39.1	57.0	76.8	60.4
Six Months Ended
June 30:
2015	73.6	77.5	81.0	40.3	54.0	67.1	61.3
2016	72.4	79.4	75.3	46.8	59.1	75.1	61.5
Quarters Ended
June 30:
2015	73.3	74.2	83.4	35.7	53.4	61.3	62.4
2016	71.8%	78.4%	76.2%	46.6%	60.5%	52.4%	59.3%

The general insurance claim ratios were relatively flat for the respective quarterly and first half periods of 2016 and 2015. The overall claims ratio for the past three years remained at relatively high levels as workers' compensation and general liability loss costs continued to reflect greater-than-expected severity. For the 2015 periods, commercial automobile insurance experienced greater frequency and severity of claims while workers' compensation and general liability insurance loss costs subsided somewhat from 2014's higher levels. Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with changes in loss severity and frequency.

During the three most recent calendar years, the general insurance group experienced unfavorable developments of prior year loss reserves for 2015 and 2014 and favorable development for 2013. The effect was to increase the claim ratio by 1.5 and 3.9 percentage points in 2015 and 2014, respectively. By contrast, 2013 loss development reduced the claim ratio by .9 percentage point. During 2015 and 2014, the General Insurance Group experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2011 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. The favorable developments for 2013 is primarily due to the commercial automobile, general aviation, and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in workers' compensation and general liability coverages and by ongoing development of asbestos and environmental ("A&E") claim reserves. In addition to estimates of current year costs, 2016 ratios are inclusive of .7 and .2 percentage point reductions emanating from favorable developments of prior years' reserves in the second quarter and first half of 2016, respectively. By contrast, the corresponding ratios for 2015 are inclusive of .9 and 1.0 percentage point additions stemming from unfavorable developments of previously established reserves, respectively.

Unfavorable A&E claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 4.6 years (gross) and 6.7 years (net of reinsurance) as of June 30, 2016 and 4.7 years (gross) and 6.2 years (net of reinsurance) as of December 31, 2015. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .4% of general insurance group net incurred losses for the five years ended December 31, 2015.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity.

The RFIG Run-off mortgage guaranty 2015 claim ratio was adversely affected by greater provisions for disputed claims in litigation. Excluding the affects of the litigation expense provisions, the claim ratios continued to decline due to the combined effects of further reductions in newly reported defaults and a rising rate at which previously reported defaults have cured or otherwise been resolved without payment. These factors led to highly favorable developments of prior year-end claim reserves during 2015, 2014 and 2013. Setting aside the aforementioned litigation expense provisions in 2015, these favorable reserve developments accounted for reductions of 65.0, 69.3 and 88.2 percentage points in the reported claim ratio for years ended December 31, 2015, 2014 and 2013, respectively. Year-over-year comparisons of the 2016 and 2015 MI claim ratio were positive. The lower ratios for both 2016 periods were attributable to continued declines in reported delinquencies and higher rates at which reported defaults are cured or otherwise resolved without payment. Moreover, 2016 MI claims costs were less affected by litigation costs that impacted adversely last year's claim ratio. Additionally, favorable developments of previously established claim reserves lowered claim ratios by 41.9 and 40.5 percentage points in the second quarter and first half of 2016, respectively. For 2015, the reductions amounted to 80.6 percentage points for both periods.

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

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2013	$44,678	$46,395	13.09%	18.73%	$212.2
2014	45,607	44,465	10.93	23.01	93.5
2015	45,745	46,669	10.45	26.74	33.0
Six Months Ended June 30:
2015	44,733	47,976	10.05	22.59	22.7
2016	45,046	46,742	9.84%	24.03%	9.8
Quarters Ended June 30:
2015	45,483	45,539			10.1
2016	$45,648	$49,421			$3.4
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2013	8.0%	25.9%	11.2%	16.6%	9.6%	10.3%	14.1%	19.8%	26.3%	9.2%
2014	7.1	17.6	8.8	12.9	7.3	8.7	12.8	15.6	25.6	8.2
2015	7.7	13.5	8.4	10.8	6.1	8.6	12.2	13.3	25.0	8.5
As of June 30:
2015	6.4	15.0	8.0	11.3	6.5	7.9	12.1	13.4	25.2	7.8
2016	7.4%	12.0%	7.7%	10.5%	5.6%	7.8%	11.4%	12.4%	23.4%	8.4%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2013	12.6%	28.8%	14.2%	21.4%	13.2%	12.9%	19.9%	16.8%	31.1%	23.8%
2014	15.9	30.0	16.5	25.0	18.1	13.3	25.8	16.0	46.5	43.4
2015	19.0	38.9	17.6	25.7	26.0	22.4	26.9	16.3	59.0	52.1
As of June 30:
2015	16.8	28.7	14.4	23.4	17.7	14.2	27.0	14.7	53.2	51.9
2016	17.8%	33.8%	18.2%	22.6%	23.8%	19.1%	24.4%	13.4%	55.3%	49.7%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2013	8.4%	26.4%	11.5%	17.0%	10.7%	10.8%	14.6%	19.6%	27.1%	22.8%
2014	7.7	19.5	9.4	13.8	9.9	9.4	13.7	16.1	28.0	26.8
2015	8.3	15.9	8.8	11.5	9.3	9.0	13.0	14.2	27.4	28.4
As of June 30:
2015	7.0	16.9	8.4	12.0	8.9	8.5	13.0	13.9	27.8	27.4
2016	8.1%	14.0%	8.3%	11.1%	8.6%	8.2%	12.2%	12.9%	25.7%	26.7%
__________

(b)	As determined by risk in force as of June 30, 2016, these 10 states represent approximately 51.2%, 57.9%, and 51.2%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2013	$48.5	162.9%	$44.5	149.4%	2.6%	$54.4
2014	95.7	344.9	137.2	494.4	2.1	25.2
2015	35.6	148.8	83.0	346.9	2.1	19.1
Six Months Ended
June 30:
2015	25.6	219.6	36.8	315.1	1.9	11.6
2016	7.0	94.2	28.8	387.5	1.9%	6.8
Quarters Ended
June 30:
2015	6.9	111.6	26.8	433.2		5.0
2016	$3.2	80.3%	$19.3	484.0%		$3.5
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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2013	23.7%	88.0%	8.1%	49.2%
2014	22.9	90.4	9.5	47.1
2015	23.5	88.3	10.0	48.5
Six Months Ended June 30:
2015	23.5	89.2	9.7	47.7
2016	25.0	89.7	12.6	49.8
Quarters Ended June 30:
2015	23.6	86.7	9.6	47.9
2016	26.0%	87.7%	13.0%	50.3%

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

Expenses: Total

The composite underwriting ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2013	97.3%	94.7%	76.9%	95.0%
2014	100.8	95.6	106.7	99.4
2015	97.6	93.2	98.0	96.0
Six Months Ended June 30:
2015	97.1	94.5	80.5	95.4
2016	97.4	94.8	66.5	95.4
Quarters Ended June 30:
2015	96.9	91.7	111.5	95.7
2016	97.8%	92.8%	80.1%	95.4%

Expenses: Income Taxes

The effective consolidated income tax rates were 32.1% and 32.3% in the second quarter and first six months of 2016, compared to 32.8% and 32.7% in the second quarter and first six months of 2015, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

Old Republic's market risk exposures at June 30, 2016, have not materially changed from those identified in the Company's 2015 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2016, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2015 Annual report on Form 10-K.

Item 6 - Exhibits

(a) Exhibits

31.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Republic International Corporation
(Registrant)
Date:	August 5, 2016

/s/ Karl W. Mueller

Karl W. Mueller Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title
18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title
18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase