Form 10-Q
period 2016-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2016-11-04
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: September 30, 2016 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding September 30, 2016
Common Stock / $1 par value	262,600,130

There are 48 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2016

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

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	September 30,	December 31,
	2016	2015
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,014.1 and $8,149.4)	$8,354.7	$8,181.5
Equity securities (at fair value) (cost: $2,396.6 and $1,826.4)	2,787.4	1,987.8
Short-term investments (at fair value which approximates cost)	707.0	669.4
Miscellaneous investments	30.8	27.2
Total	11,880.1	10,866.1
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $766.7 and $359.7)	748.5	355.8
Other investments	3.0	3.5
Total investments	12,631.7	11,225.5
Other Assets:
Cash	144.6	159.8
Securities and indebtedness of related parties	20.6	27.7
Accrued investment income	94.1	90.1
Accounts and notes receivable	1,508.6	1,310.2
Federal income tax recoverable: Current	27.2	26.5
Deferred	—	154.5
Prepaid federal income taxes	82.4	63.3
Reinsurance balances and funds held	129.3	129.0
Reinsurance recoverable: Paid losses	93.8	61.1
Policy and claim reserves	3,329.7	3,122.5
Deferred policy acquisition costs	277.0	255.4
Sundry assets	471.0	475.6
Total Other Assets	6,178.8	5,876.1
Total Assets	$18,810.6	$17,101.6
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,247.0	$9,120.1
Unearned premiums	1,969.8	1,748.7
Other policyholders' benefits and funds	192.1	196.4
Total policy liabilities and accruals	11,409.0	11,065.3
Commissions, expenses, fees, and taxes	454.5	452.3
Reinsurance balances and funds	641.4	496.1
Federal income tax payable: Deferred	52.3	—
Debt	1,528.0	952.8
Sundry liabilities	279.0	253.9
Commitments and contingent liabilities
Total Liabilities	14,364.4	13,220.7
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	262.6	261.9
Additional paid-in capital	710.4	698.0
Retained earnings	3,127.2	2,937.5
Accumulated other comprehensive income	386.8	29.2
Unallocated ESSOP shares (at cost)	(40.9)	(45.8)
Total Common Shareholders' Equity	4,446.1	3,880.8
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$18,810.6	$17,101.6
________

(1)
At September 30, 2016 and December 31, 2015, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 262,600,130 and 261,968,328 were issued as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Net premiums earned	$1,238.6	$1,259.4	$3,582.1	$3,520.7
Title, escrow, and other fees	126.7	112.7	342.9	319.4
Total premiums and fees	1,365.4	1,372.1	3,925.1	3,840.1
Net investment income	95.7	104.2	287.0	288.9
Other income	27.5	27.8	81.4	79.8
Total operating revenues	1,488.7	1,504.2	4,293.6	4,208.9
Realized investment gains (losses):
From sales	12.2	41.4	63.1	77.0
From impairments	(4.9)	—	(4.9)	—
Total realized investment gains (losses)	7.2	41.4	58.1	77.0
Total revenues	1,496.0	1,545.7	4,351.7	4,285.9

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	590.7	653.4	1,747.8	1,822.6
Dividends to policyholders	4.4	3.3	14.3	12.3
Underwriting, acquisition, and other expenses	724.0	693.9	2,060.3	1,929.5
Interest and other charges	12.6	10.2	34.0	31.0
Total expenses	1,331.9	1,360.9	3,856.5	3,795.5
Income before income taxes (credits)	164.0	184.7	495.2	490.3

Income Taxes (Credits):
Current	49.4	68.6	145.2	164.1
Deferred	3.6	(9.8)	14.9	(5.2)
Total	53.1	58.8	160.2	158.8

Net Income	$110.9	$125.9	$335.0	$331.4

Net Income Per Share:
Basic	$.43	$.48	$1.29	$1.28
Diluted	$.39	$.44	$1.17	$1.16

Average shares outstanding: Basic	259,414,230	259,266,696	259,227,605	259,411,347
Diluted	296,444,432	295,868,117	296,193,090	295,930,527

Dividends Per Common Share:
Cash	$.1875	$.1850	$.5625	$.5550

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income As Reported	$110.9	$125.9	$335.0	$331.4

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	7.5	(148.5)	596.5	(265.1)
Amounts reclassified as realized investment
gains from sales in the statements of income	(7.2)	(41.4)	(58.1)	(77.0)
Pretax unrealized gains (losses) on securities	.2	(190.0)	538.3	(342.2)
Deferred income taxes (credits)	—	(66.2)	188.2	(119.7)
Net unrealized gains (losses) on securities, net of tax	.1	(123.7)	350.1	(222.5)
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	.1	.1
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.1	.2	.4	.7
Net adjustment related to defined benefit
pension plans	.1	.2	.6	.9
Deferred income taxes (credits)	—	—	.2	.3
Net adjustment related to defined benefit pension
plans, net of tax	.1	.1	.3	.6
Foreign currency translation and other adjustments	(.5)	(8.5)	7.0	(14.6)
Net adjustments	(.2)	(132.1)	357.5	(236.5)
Comprehensive Income (Loss)	$110.7	$(6.1)	$692.5	$94.9

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$335.0	$331.4
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(21.2)	(38.1)
Premiums and other receivables	(198.1)	(145.9)
Unpaid claims and related items	25.7	195.6
Unearned premiums and other policyholders' liabilities	87.1	117.5
Income taxes	13.7	31.4
Prepaid federal income taxes	(19.1)	(17.5)
Reinsurance balances and funds	112.0	97.1
Realized investment (gains) losses	(58.1)	(77.0)
Accounts payable, accrued expenses and other	124.9	71.9
Total	401.9	566.5

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	715.2	499.7
Sales	282.1	214.6
Sales of:
Equity securities	374.6	264.3
Other - net	14.6	17.2
Purchases of:
Fixed maturity securities:
Available for sale	(876.4)	(733.6)
Held to maturity	(401.3)	(196.4)
Equity securities	(885.3)	(405.7)
Other - net	(35.5)	(34.3)
Net decrease (increase) in short-term investments	(37.4)	8.8
Other - net	—	.1
Total	(849.5)	(365.3)

Cash flows from financing activities:
Issuance of debentures and notes	576.8	—
Issuance of common shares	6.9	5.6
Redemption of debentures and notes	(3.5)	(3.3)
Purchase of unallocated ESSOP shares	—	(34.0)
Dividends on common shares	(145.3)	(143.7)
Other - net	(2.5)	(2.3)
Total	432.3	(177.8)

Increase (decrease) in cash	(15.1)	23.3
Cash, beginning of period	159.8	136.7
Cash, end of period	$144.6	$160.1

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$40.7	$40.7
Income taxes	$146.4	$128.1

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

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. In May 2015, the FASB issued guidance requiring additional disclosures about short-duration insurance contracts. The new disclosures, which are required for annual periods beginning after December 31, 2015 and for interim periods beginning after December 31, 2016, are intended to provide additional information about insurance liabilities including the nature, amount, timing, and uncertainty of future cash flows related to those liabilities. In May 2014, the FASB issued a comprehensive revenue recognition standard which will be effective in 2018 and applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments which will be effective in 2018. Among other changes, the standard will require equity investments to be measured at fair value with changes in fair value recognized in the consolidated statement of income. In February 2016, the FASB issued guidance on lease accounting which will be effective in 2019 and requires balance sheet recognition of all leases with a term of greater than 12 months. In March 2016, the FASB issued guidance intended to simplify certain aspects of accounting for share-based payment award transactions which will be effective beginning in 2017. Most recently, in June 2016, the FASB issued guidance on accounting for credit losses on financial instruments which will be effective in 2020. The guidance will require immediate recognition of expected credit losses for certain financial instruments and also modifies the impairment model for available for sale debt securities. The Company is currently evaluating the foregoing guidance to determine the potential impact of its adoption on its consolidated financial statements. Certain debt amounts have been reduced due to the reclassification of immaterial debt issuance costs previously classified as deferred assets, in order to comply with a 2015 pronouncement issued by the FASB.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$110.9	$125.9	$335.0	$331.4
Numerator for basic earnings per share -
income available to common stockholders	110.9	125.9	335.0	331.4
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.6	3.6	10.9	10.9
Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversion of convertible notes	$114.6	$129.6	$345.9	$342.4

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	259,414,230	259,266,696	259,227,605	259,411,347
Effect of dilutive securities - stock based
compensation awards	1,328,657	989,911	1,287,205	930,917
Effect of dilutive securities - convertible senior notes	35,701,545	35,611,510	35,678,280	35,588,263
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	296,444,432	295,868,117	296,193,090	295,930,527
Earnings per share: Basic	$.43	$.48	$1.29	$1.28
Diluted	$.39	$.44	$1.17	$1.16

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	1,678,675	5,040,050	1,678,675	5,040,050
Convertible senior notes	—	—	—	—
Total	1,678,675	5,040,050	1,678,675	5,040,050
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of September 30, 2016 and December 31, 2015, substantially all the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized $4.9 of OTTI adjustments for the quarter and nine months ended September 30, 2016 and no adjustments for the same periods of 2015.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
September 30, 2016:
Available for sale:
U.S. & Canadian Governments	$1,402.7	$41.0	$—	$1,443.7
Corporate	6,611.3	317.0	17.4	6,911.0
	$8,014.1	$358.1	$17.4	$8,354.7

Held to maturity:
Tax-exempt	$748.5	$18.7	$.5	$766.7

December 31, 2015:
Available for sale:
U.S. & Canadian Governments	$1,269.5	$18.9	$3.6	$1,284.9
Corporate	6,879.9	166.8	150.2	6,896.5
	$8,149.4	$185.8	$153.8	$8,181.5

Held to maturity:
Tax-exempt	$355.8	$4.0	$.1	$359.7

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at September 30, 2016:
Available for sale:
Due in one year or less	$718.4	$726.2
Due after one year through five years	3,997.6	4,170.1
Due after five years through ten years	3,150.1	3,299.1
Due after ten years	147.9	159.2
	$8,014.1	$8,354.7

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	23.3	23.3
Due after five years through ten years	687.1	704.3
Due after ten years	38.0	39.1
	$748.5	$766.7

A summary of the Company's equity securities follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
September 30, 2016	$2,396.6	$423.1	$32.3	$2,787.4
December 31, 2015	$1,826.4	$266.7	$105.3	$1,987.8

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016:

Fixed Maturity Securities:
U.S. & Canadian Governments	$70.1	$—	$1.2	$—	$71.4	$—
Tax-exempt	141.0	.5	—	—	141.0	.5
Corporate	219.7	2.6	287.0	14.7	506.7	17.4
Subtotal	430.8	3.2	288.2	14.7	719.1	18.0
Equity Securities	217.0	7.3	193.4	25.0	410.4	32.3
Total	$647.9	$10.5	$481.7	$39.8	$1,129.6	$50.3

December 31, 2015:

Fixed Maturity Securities:
U.S. & Canadian Governments	$363.3	$2.8	$59.2	$.7	$422.6	$3.6
Tax-exempt	49.5	.1	—	—	49.5	.1
Corporate	2,214.5	100.0	336.4	50.2	2,550.9	150.2
Subtotal	2,627.4	103.0	395.7	50.9	3,023.1	154.0
Equity Securities	502.1	87.3	31.3	17.9	533.4	105.3
Total	$3,129.5	$190.4	$427.0	$68.9	$3,556.6	$259.3

At September 30, 2016, the Company held 185 fixed maturity and 15 equity securities in an unrealized loss position, representing 10.1% (as to fixed maturities) and 14.4% (as to equity securities) of the total number of such issues it held. At December 31, 2015, the Company held 709 fixed maturity and 22 equity securities in an unrealized loss position, representing 39.2% (as to fixed maturities) and 23.9% (as to equity securities) of the total number of such issues it held. Of the securities in an unrealized loss position, 51 and 79 fixed maturity securities and 3 and 1 equity securities, had been in a continuous unrealized loss position for more than 12 months as of September 30, 2016 and December 31, 2015, respectively. The unrealized losses on these securities are primarily deemed to reflect changes in the interest rate environment and changes in fair values of fixed income and equity securities issued by participants in the extractive industries in particular. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of September 30, 2016 and December 31, 2015.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of September 30, 2016:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$745.5	$698.2	$—	$1,443.7
Corporate	—	6,900.5	10.5	6,911.0
Equity securities	2,785.2	—	2.2	2,787.4
Short-term investments	707.0	—	—	707.0
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$766.7	$—	$766.7

As of December 31, 2015:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$606.6	$678.2	$—	$1,284.9
Corporate	—	6,886.0	10.5	6,896.5
Equity securities	1,985.8	—	2.0	1,987.8
Short-term investments	669.4	—	—	669.4
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$359.7	$—	$359.7

There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2016.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At September 30, 2016, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Investment income from:
Fixed maturity securities	$73.2	$73.8	$222.7	$221.4
Equity securities	22.0	30.3	62.7	66.7
Short-term investments	.4	.2	1.6	.6
Other sources	.9	.7	2.9	2.6
Gross investment income	96.7	105.1	290.0	291.4
Investment expenses (a)	.9	.8	2.9	2.5
Net investment income	$95.7	$104.2	$287.0	$288.9

Realized gains (losses) on:
Fixed maturity securities:
Gains	$3.9	$3.1	$11.0	$11.3
Losses	(11.6)	—	(12.3)	(.4)
Net	(7.6)	3.1	(1.2)	10.8
Equity securities:
Gains	16.5	40.0	84.8	69.7
Losses	(1.5)	(1.4)	(25.4)	(3.1)
Net	14.9	38.5	59.4	66.6
Other long-term investments, net	—	(.2)	—	(.5)
Total realized gains (losses)	7.2	41.4	58.1	77.0
Income taxes (credits)	2.5	14.5	20.3	26.9
Net realized gains (losses)	$4.7	$26.9	$37.7	$50.0

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$16.9	$(41.3)	$308.7	$(97.3)
Less: Deferred income taxes (credits)	5.9	(14.3)	107.9	(34.0)
	11.0	(27.0)	200.8	(63.3)

Equity securities & other long-term investments	(16.6)	(148.7)	229.6	(244.8)
Less: Deferred income taxes (credits)	(5.8)	(51.9)	80.3	(85.7)
	(10.8)	(96.7)	149.2	(159.1)
Net changes in unrealized investment gains (losses)	$.1	$(123.7)	$350.1	$(222.5)
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.1 and $- for the quarters ended September 30, 2016 and 2015, and $.3 and $.2 for the nine months ended September 30, 2016 and 2015, respectively.

4. Employee Benefit Plans:

The Company has a pension plan (the Plan) covering a portion of its work force. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan is closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retain all of the vested rights as of the effective date of the freeze, while additional benefits no longer accrue. Plan assets are comprised principally of fixed maturity securities, common stocks and short-term investments. Cash contributions of $- and $1.8 were made to the pension plan in the third quarter of 2016 and 2015, respectively, and $- and $5.5 were made during the first nine months of 2016 and 2015, respectively. No additional cash contributions are expected to be made in the remaining portion of calendar year 2016.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
General Insurance:
Net premiums earned	$732.0	$744.5	$2,192.8	$2,157.2
Net investment income and other income	104.5	110.9	314.2	311.3
Total revenues before realized gains or losses	$836.5	$855.4	$2,507.1	$2,468.5
Income before taxes (credits) and
realized investment gains or losses (a)	$75.9	$97.0	$243.1	$264.1
Income tax expense (credits) on above	$22.7	$29.8	$74.0	$83.5

Title Insurance:
Net premiums earned	$461.6	$454.0	$1,244.2	$1,178.4
Title, escrow and other fees	126.7	112.7	342.9	319.4
Sub-total	588.4	566.7	1,587.2	1,497.8
Net investment income and other income	9.2	9.1	28.0	25.9
Total revenues before realized gains or losses	$597.7	$575.9	$1,615.2	$1,523.7
Income before taxes (credits) and
realized investment gains or losses (a)	$58.5	$55.0	$124.5	$118.7
Income tax expense (credits) on above	$20.8	$19.2	$44.2	$41.5

RFIG Run-off Business:
Net premiums earned	$40.4	$55.8	$131.0	$170.3
Net investment income and other income	5.7	6.4	17.5	19.0
Total revenues before realized gains or losses	$46.2	$62.2	$148.5	$189.4
Income before taxes (credits) and
realized investment gains or losses	$18.4	$(12.5)	$60.4	$22.4
Income tax expense (credits) on above	$6.3	$(4.5)	$20.9	$7.6

Consolidated Revenues:
Total revenues of above Company segments	$1,480.5	$1,493.6	$4,270.9	$4,181.7
Other sources (b)	32.1	31.1	89.2	89.1
Consolidated net realized investment gains (losses)	7.2	41.4	58.1	77.0
Consolidation elimination adjustments	(23.9)	(20.6)	(66.5)	(61.9)
Consolidated revenues	$1,496.0	$1,545.7	$4,351.7	$4,285.9

Consolidated Income Before Taxes (Credits):
Total income before income taxes (credits)
and realized investment gains or losses of
above Company segments	$152.8	$139.5	$428.2	$405.4
Other sources - net (b)	3.9	3.7	8.8	7.9
Consolidated net realized investment gains (losses)	7.2	41.4	58.1	77.0
Consolidated income before income
taxes (credits)	$164.0	$184.7	$495.2	$490.3

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$49.9	$44.5	$139.2	$132.7
Other sources - net (b)	.5	(.2)	.6	(.8)
Income tax expense (credits) on consolidated
net realized investment gains (losses)	2.5	14.5	20.3	26.9
Consolidated income tax expense (credits)	$53.1	$58.8	$160.2	$158.8

	September 30,	December 31,
	2016	2015
Consolidated Assets:
General Insurance	$15,541.8	$14,523.0
Title Insurance	1,384.2	1,314.3
RFIG Run-off Business	942.9	978.7
Total assets for the above company segments	17,868.9	16,816.1
Other assets (b)	1,293.1	760.5
Consolidation elimination adjustments	(351.4)	(475.0)
Consolidated assets	$18,810.6	$17,101.6
__________

(a)
Income before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $13.2 and $38.6 compared to $10.5 and $31.0 for the quarter and nine months ended September 30, 2016 and 2015, respectively, and Title - $2.1 and $6.3 compared to $2.0 and $6.1 for the quarter and nine months ended September 30, 2016 and 2015, respectively.

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

On December 30, 2011 and on January 4, 2013, purported class action suits alleging RESPA violations were filed in the Federal District Court, for the Eastern District of Pennsylvania targeting RMIC, other mortgage guaranty insurance companies, PNC Financial Services Group (as successor to National City Bank) and HSBC Bank USA, N.A., and their wholly-owned captive insurance subsidiaries. (White, Hightower, et al. v. PNC Financial Services Group (as successor to National City Bank) et al.), (Ba, Chip, et al. v. HSBC Bank USA, N.A., et al.). The lawsuits are two of twelve against various lenders, their captive reinsurers and the mortgage insurers, filed by the same law firms. All of these lawsuits were substantially identical in alleging that the mortgage guaranty insurers had reinsurance arrangements with the defendant banks' captive insurance subsidiaries under which payments were made in violation of the anti-kickback and fee splitting prohibitions of Sections 8(a) and 8(b) of RESPA. Ten of the twelve suits have been dismissed. A class has not been certified in either remaining suit. Those two suits seeking unspecified damages, costs, fees and the return of the allegedly improper payments were settled with an agreement to make nominal payments.

On October 9, 2014, Intellectual Ventures I LLC and Intellectual Ventures II LLC (collectively, "IV") served a complaint naming as defendants Old Republic National Title Insurance Company, Old Republic Title Insurance Group, Inc., Old Republic Insurance Company and Old Republic General Insurance Group, Inc. (collectively, "Old Republic")(Intellectual Ventures I LLC et al. v. Old Republic General Insurance Group, Inc. et al.). The lawsuit is pending in the United States District Court for the Western District of Pennsylvania. IV alleges that Old Republic has infringed three patents and seeks damages, costs, expenses, and pre-judgment and post-judgment interest for the alleged infringement, in addition to injunctive relief. On October 14, 2014, Old Republic filed a motion to dismiss each count of the complaint on the grounds that the patents fail to meet the patentability test established by the United States Supreme Court in Alice Corp. Pty. Ltd. v. CLS Bank, 134 S.Ct. 2347 (2014). The Court granted Old Republic’s motion to dismiss on all three patents on September 25, 2015. Concurrently, Old Republic filed inter partes review petitions challenging validity of the patents before the United States Patent & Trademark Office ("USPTO") in late September and early October, 2015. In late October, 2015, IV filed notice of its appeal of the District Court’s dismissal of its claims. The appeal has been argued before the United States Court of Appeal for the Federal Circuit and a decision is pending. The Patent and Trademark Appeal Board of the USPTO has accepted the petitions challenging the validity of all three patents and has until early April, 2017, to rule.

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

7. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$547.3	$665.1	$546.0	$709.5
4.875% Senior Notes due 2024	395.5	432.5	395.1	404.6
3.875% Senior Notes due 2026	544.4	550.6	—	—
ESSOP debt with an average yield of 3.95%
and 3.69%, respectively	8.1	8.1	11.7	11.7
Other miscellaneous debt with an average yield of 1.8%	32.4	32.5	—	—
Total debt	$1,528.0	$1,689.0	$952.8	$1,125.8

On August 26, 2016, the Company completed a public offering of $550.0 aggregate principal amount of Senior Notes. The notes bear interest at a rate of 3.875% per year and mature on August 26, 2026.

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

The Company's 3.75% Convertible Senior Notes, 4.875% Senior Notes, and 3.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC, qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at September 30, 2016 and management has every expectation that its solvent state is likely to prevail. RMIC is expected to be an increasingly less significant subsidiary over time as its in force business declines.

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
September 30, 2016	$1,528.0	$1,689.0	$—	$1,648.4	$40.6
December 31, 2015	$952.8	$1,125.8	$—	$1,114.1	$11.7

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2016 and 2015
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through three major segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for .4% of consolidated operating revenues for the nine months ended September 30, 2016 and .9% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

Pretax operating earnings rose 9.4 and 5.7 percent in the third quarter and first nine months, respectively, while net operating income per share for these respective periods was up 5.7 and 5.1 percent. In each of these periods Old Republic’s General Insurance segment posted lower operating earnings due to lessened underwriting profitability, most pronouncedly in this year’s third quarter. The better performances registered by Title Insurance and the RFIG Run-Off segment, however, more than offset the lower general insurance results. As the table immediately below indicates, realized net investment gains enhanced pretax and net income to different extents in each of the respective periods of 2016 and 2015.

Financial Highlights
	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues:
General insurance	$836.5	$855.4	$2,507.1	$2,468.5
Title insurance	597.7	575.9	1,615.2	1,523.7
Corporate and other	8.1	10.5	22.7	27.1
Subtotal	1,442.4	1,442.0	4,145.0	4,019.5
RFIG run-off business	46.2	62.2	148.5	189.4
Total	$1,488.7	$1,504.2	$4,293.6	$4,208.9
Pretax operating income (loss):
General insurance	$75.9	$97.0	$243.1	$264.1
Title insurance	58.5	55.0	124.5	118.7
Corporate and other	3.9	3.7	8.8	7.9
Subtotal	138.3	155.8	376.6	390.8
RFIG run-off business	18.4	(12.5)	60.4	22.4
Total	156.7	143.3	437.0	413.3
Realized investment gains (losses):
From sales	12.2	41.4	63.1	77.0
From impairments	(4.9)	—	(4.9)	—
Net realized investment gains (losses)	7.2	41.4	58.1	77.0
Consolidated pretax income (loss)	164.0	184.7	495.2	490.3
Income taxes (credits)	53.1	58.8	160.2	158.8
Net income (loss)	$110.9	$125.9	$335.0	$331.4
Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.18	$0.23	$0.57	$0.61
Title insurance	0.13	0.12	0.27	0.26
Corporate and other	0.02	0.03	0.07	0.07
Subtotal	0.33	0.38	0.91	0.94
RFIG run-off business	0.04	(0.03)	0.13	0.05
Total	0.37	0.35	1.04	0.99
Net realized investment gains (losses)	0.02	0.09	0.13	0.17
Net income (loss)	$0.39	$0.44	$1.17	$1.16
Cash dividends paid per share	$0.1875	$0.1850	$0.5625	$0.5550
Ending book value per share			$17.13	$14.95

The preceding table shows both operating and net income to highlight the effects of realized investment gains or losses on period-to-period earnings comparisons. Management uses operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, believing that the measure enhances an understanding of Old Republic's core business results. Operating income, however, does not replace net income determined in accordance with GAAP as a measure of total profitability.

The recognition of realized investment gains or losses can be highly discretionary due to such factors as the timing of individual securities sales, the recording of estimated losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors. Since 2013, asset management operations have in part been oriented toward an enhancement of income from interest and dividends. To some extent this strategy has led to a minimization of non-income producing or low-yielding securities. Proceeds from such securities' sales and maturities, as well as newly investable funds have largely been directed to purchases of higher yielding common shares of American companies with distinguished long-term records of earnings and dividend growth. More recently the Company has allotted greater investable funds to tax exempt issues which tend to generate pretax yields lower than those of fully taxable corporate or U.S. Government fixed maturity securities.

General Insurance Results - The table below shows the major elements affecting this segment's performance for each of the periods reported upon.

	General Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net premiums earned	$732.0	$744.5	(1.7)%	$2,192.8	$2,157.2	1.7%
Net investment income	77.2	83.1	(7.0)	233.6	231.6	0.9
Other income	27.2	27.8	(2.1)	80.6	79.7	1.1
Operating revenues	836.5	855.4	(2.2)	2,507.1	2,468.5	1.6
Benefits and claim costs	538.3	549.4	(2.0)	1,595.5	1,588.5	0.4
Sales and general expenses	207.5	197.1	5.3	625.5	581.5	7.6
Interest and other costs	14.6	11.8	23.9	42.8	34.3	24.9
Total operating expenses	760.5	758.4	0.3	2,263.9	2,204.3	2.7
Pretax operating income (loss)(*)	$75.9	$97.0	(21.7)%	$243.1	$264.1	(8.0)%

Benefit and claim ratio	73.5%	73.8%	72.8%	73.6%
Expense ratio	24.6	22.7	24.9	23.3
Composite underwriting ratio	98.1%	96.5%	97.7%	96.9%
__________________
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $5.1 and $26.3 of pretax operating losses for the third quarter and first nine months of 2016, and $12.4 and $37.4 of pretax operating losses for the respective periods of 2015, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

General Insurance pretax operating earnings in this year’s latest quarter and first nine months were most affected by lower underwriting profitability. This outcome was largely caused by relatively higher operating expenses. Net investment income, though less additive than in more recent times, counterbalanced the lessened underwriting results in some degree.

Earned premium levels were basically flat year-over-year. For both 2016 periods premium income was affected positively by gains in commercial automobile (trucking), in certain other coverages such as home and auto warranty, and by emerging premium production from a new underwriting facility established in early 2015. In total, however, premium growth in this year's interim periods was hindered by lower volume in a large account construction book of business facing a particularly competitive environment, and by reduced volume for various other products including those sold in the energy services field.

Consolidated General Insurance benefit and claim costs were reasonably stable for the respective quarterly and nine month periods of 2016 with such costs and related ratios largely unaffected by developments of prior years' reserves. By contrast, claim ratios for the corresponding periods of 2015 were inclusive of a 1.0 percentage point addition arising from unfavorable developments of previously established reserves. Relatively higher expense ratios in 2016's periods resulted mostly from greater costs incurred for a start-up business, additional litigation cost provisions in this year's second quarter, and by a slightly different premium mix and attendant costs of production driven by the business’ responses to insurance market conditions as they occur throughout the year.

In management’s opinion, quarterly or year-to-date fluctuations in reported benefit and claim ratios are not particularly meaningful in evaluating long-term trends in Old Republic's liability insurance-oriented mix of business. Absent significant economic and insurance industry dislocations in the future, management currently anticipates that recent years' uptrends in these ratios should abate and revert gradually to long-term targeted annual averages in the high 60%s to low 70%s.

Title Insurance Results - Year-over-year earnings edged up in this year's third quarter and first nine months continuing along the generally positive path set in recent years.

	Title Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net premiums and fees earned	$588.4	$566.7	3.8%	$1,587.2	$1,497.8	6.0%
Net investment income	8.9	8.9	—	27.0	24.8	8.5
Other income	0.2	0.2	19.3	1.0	1.0	(3.3)
Operating revenues	597.7	575.9	3.8	1,615.2	1,523.7	6.0
Claim costs	30.5	31.9	(4.4)	81.8	80.9	1.1
Sales and general expenses	506.8	487.3	4.0	1,403.0	1,318.4	6.4
Interest and other costs	1.7	1.6	8.1	5.7	5.6	1.8
Total operating expenses	539.2	520.9	3.5	1,490.6	1,405.0	6.1
Pretax operating income (loss)	$58.5	$55.0	6.3%	$124.5	$118.7	4.9%

Claim ratio	5.2%	5.6%	5.2%	5.4%
Expense ratio	86.1	85.9	88.3	88.0
Composite underwriting ratio	91.3%	91.5%	93.5%	93.4%

The continuation of a favorable mortgage rate environment and improving housing and commercial property markets have led to higher revenues from title premiums and fees in 2016. The improvements have been achieved in spite of the adverse effects that recently implemented government-imposed mortgage disclosure rules have had on the consummation of real estate transactions nationally.

As the above table shows, 2016 underwriting margins remained at healthy levels for the periods reported upon. Both claim and expense ratios were aligned with management expectations set early in the year. While a smaller component of title profitability, net investment income rose in both 2016 periods albeit at a slower pace than prevailed in the past two years or so.

(See next page for discussion of RFIG Run-off Business)

RFIG Run-off Business Results - The table below shows the operating components of this run-off book of business and their contributions to combined results.

	RFIG Run-off Business
	Quarters Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
A. MORTGAGE INSURANCE (MI)
Net premiums earned	$36.7	$49.4	(25.8)%	$119.8	$152.2	(21.3)%
Net investment income	5.4	6.2	(11.4)	16.7	18.4	(9.4)
Claim costs	14.1	50.6	(72.0)%	34.1	94.7	(64.0)
Pretax operating income (loss)	$23.8	$0.3	N/M	$87.9	$61.2	43.5%

Claim ratio	38.6%	102.3%	28.5%	62.2%
Expense ratio	11.4	9.4	12.1	9.6
Composite underwriting ratio	50.0%	111.7%	40.6%	71.8%

B. CONSUMER CREDIT INSURANCE (CCI)
Net premiums earned	$3.7	$6.3	(40.7)%	$11.2	$18.0	(37.9)%
Net investment income	0.2	0.2	33.3	0.8	0.6	30.9
Benefits and claim costs	8.9	18.9	(52.8)	37.8	55.8	(32.3)
Pretax operating income (loss)(*)	$(5.4)	$(12.9)	57.9%	$(27.4)	$(38.7)	29.3%

Claim ratio	238.1%	298.8%	337.3%	309.4%
Expense ratio	14.5	8.5	14.7	9.0
Composite underwriting ratio	252.6%	307.3%	352.0%	318.4%

C. Total MI and CCI run-off business:
Net premiums earned	$40.4	$55.8	(27.5)%	$131.0	$170.3	(23.1)%
Net investment income	5.7	6.4	(9.8)	17.5	19.0	(8.1)
Benefits and claim costs	23.1	69.6	(66.8)	71.9	150.6	(52.2)
Pretax operating income (loss)	$18.4	$(12.5)	246.5%	$60.4	$22.4	168.9%

Claim ratio	57.2%	124.7%	54.9%	88.4%
Expense ratio	11.7	9.3	12.3	9.6
Composite underwriting ratio	68.9%	134.0%	67.2%	98.0%
__________________
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $5.1 and $26.3 of pretax operating losses for the third quarter and first nine months of 2016, and $12.4 and $37.4 of pretax operating losses for the respective periods of 2015, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

Consistent with a run-off operating mode, further declines in earned premiums were posted by the MI and CCI lines. Investment income for MI was also lower as reduced premium volumes and ongoing claim payments affected downward pressures on the invested asset base.

Year-over-year comparisons of the MI claim ratio were positive. The lower ratios for both 2016 periods were attributable to continued declines in reported delinquencies and higher rates at which reported defaults are cured or otherwise resolved without payment. Moreover, 2016 MI claim costs were less affected by litigation expense provisions that impacted adversely the 2015 claim ratio. Favorable developments of previously established claim reserves lowered claim ratios by 52.2 and 44.0 percentage points in the third quarter and first nine months of 2016, respectively. The reductions amounted to 56.5 and 72.7 percentage points for the respective periods of 2015.

The much smaller CCI run-off line reflected greater volatility in claim costs and resultant claim ratios. The latter were particularly impacted by ongoing costs pertaining to a near-eight-year long commercial dispute in litigation with Bank of America and its Countrywide mortgage banking subsidiaries.

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

	Corporate and Other Operations
	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net premiums earned	$4.4	$5.0	$14.0	$14.7
Net investment income	3.7	5.7	8.8	13.3
Other income	—	(0.2)	(0.1)	(0.8)
Operating revenues	8.1	10.5	22.7	27.1
Benefits and claim costs	3.1	5.7	12.7	14.9
Insurance expenses	2.3	1.2	6.6	4.6
Corporate, interest, and other expenses-net	(1.2)	(0.2)	(5.6)	(0.3)
Total operating expenses	4.2	6.8	13.8	19.2
Pretax operating income (loss)	$3.9	$3.7	$8.8	$7.9

Consolidated Results - The consolidated changes and occurrences in Old Republic's segmented business for the most recent interim periods are shown in the following table:

	ORI Consolidated
	Quarters Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net premiums and fees earned	$1,365.4	$1,372.1	(0.5)%	$3,925.1	$3,840.1	2.2%
Net investment income	95.7	104.2	(8.1)	287.0	288.9	(0.6)
Other income	27.5	27.8	(1.2)	81.4	79.8	2.0
Operating revenues	1,488.7	1,504.2	(1.0)	4,293.6	4,208.9	2.0
Benefits and claim costs	595.2	656.7	(9.4)	1,762.1	1,835.0	(4.0)
Sales and general expenses	724.0	693.9	4.3	2,060.3	1,929.5	6.8
Interest and other costs	12.6	10.2	23.4	34.0	31.0	9.7
Total operating expenses	1,331.9	1,360.9	(2.1)	3,856.5	3,795.5	1.6
Pretax operating income (loss)	156.7	143.3	9.4	437.0	413.3	5.7
Income taxes (credits)	50.5	44.2	14.1	139.8	131.9	6.0
Net operating income (loss)	106.2	99.0	7.3	297.2	281.4	5.6
Realized investment gains (losses)	7.2	41.4	(82.4)	58.1	77.0	(24.5)
Income taxes (credits) on realized
investment gains (losses)	2.5	14.5	(82.4)	20.3	26.9	(24.5)
Net realized investment
gains (losses)	4.7	26.9	(82.4)	37.7	50.0	(24.5)
Net income (loss)	$110.9	$125.9	(11.9)%	$335.0	$331.4	1.1%

Claim ratio	43.6%	47.9%	44.9%	47.8%
Expense ratio	50.8	48.3	50.2	47.9
Composite underwriting ratio	94.4%	96.2%	95.1%	95.7%

Consolidated operating cash flow	$401.9	$566.5	(29.0)%

Consolidated operating cash flow was additive to investable funds and other operating management needs in the amount of $401.9 and $566.5 for the first nine months of 2016 and 2015, respectively. Excluding the inherently negative MI and CCI operating cash flows, these amounts would be $488.3 and $671.9, respectively.

The sum-total of Old Republic's segmented results is represented by the following major components of pretax consolidated income:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Pretax operating income:
Underwriting and related services:
All segments except RFIG	$61.0	$68.2	(10.6)%	$141.1	$152.0	(7.2)%
RFIG run-off	12.6	(18.9)	166.4	42.9	3.4	N/M
Subtotal	73.6	49.2	49.4	184.0	155.4	18.4
Net investment income	95.7	104.2	(8.1)	287.0	288.9	(0.6)
Interest and other costs	(12.6)	(10.2)	23.4	(34.0)	(31.0)	9.7
Total	156.7	143.3	9.4	437.0	413.3	5.7
Realized investment gains(losses)	7.2	41.4	(82.4)	58.1	77.0	(24.5)
Consolidated pretax income	$164.0	$184.7	(11.2)%	$495.2	$490.3	1.0%

Cash, Invested Assets, and Shareholders' Equity - The table below reflects Old Republic's consolidated cash and invested asset balances as well as the shareholders’ equity account at the dates shown.

		Cash, Invested Assets, and Shareholders' Equity
					% Change
		Sept. 30,	Dec. 31,	Sept. 30,	Sept. '16	Sept. '16
		2016	2015	2015	Dec. '15	Sept. '15
	Cash and invested assets:
	Carried at fair value	$12,121.9	$11,119.6	$11,192.9	9.0%	8.3%
	Carried at amortized cost	748.5	355.8	195.6	110.4	282.7
	Total per balance sheet	$12,870.5	$11,475.5	$11,388.6	12.2%	13.0%
	Original cost basis of all	$12,146.1	$11,284.5	$11,157.1	7.6%	8.9%

Shareholders' equity:	Total	$4,446.1	$3,880.8	$3,853.8	14.6%	15.4%
	Per common share	$17.13	$15.02	$14.95	14.0%	14.6%

Composition of shareholders' equity per share:
	Equity before items below	$15.64	$14.91	$14.73	4.9%	6.2%
	Unrealized investment gains (losses) and other
	accumulated comprehensive income (loss)	1.49	0.11	0.22
	Total	$17.13	$15.02	$14.95	14.0%	14.6%

	Segmented composition of
	shareholders' equity per share:
	Excluding run-off segment	$15.87	$14.06	$14.04	12.9%	13.0%
	RFIG run-off segment	1.26	0.96	0.91
	Total	$17.13	$15.02	$14.95	14.0%	14.6%

Old Republic's invested assets are managed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, and the resulting long-term stability of the subsidiaries’ capital accounts. To this end, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

As of September 30, 2016, the consolidated investment portfolio reflected an allocation of approximately 78 percent to fixed-maturity and short-term investments, and 22 percent to equities. Investments in high quality, dividend-paying equity securities have been singularly emphasized since 2013, and the asset quality of the fixed maturity portfolio has remained at high levels.

Changes in shareholders' equity per share are shown in the following table. As indicated, these changes resulted mostly from net income, increased dividend payments to shareholders, and changes in the value of invested assets carried at fair value in the periods reported upon.

	Shareholders' Equity Per Share
	Quarter			Year
	Ended	Nine Months Ended		Ended
	Sept. 30,	September 30,		Dec. 31,
	2016	2016	2015	2015
Beginning balance	$16.89	$15.02	$15.15	$15.15
Changes in shareholders' equity:
Net operating income (loss)	0.41	1.15	1.09	1.40
Net realized investment gains (losses):
From sales	0.03	0.15	0.19	0.23
From impairments	(0.01)	(0.01)	—	—
Subtotal	0.02	0.14	0.19	0.23
Net unrealized investment gains (losses)	—	1.35	(0.86)	(0.96)
Total realized and unrealized investment gains (losses)	0.02	1.49	(0.67)	(0.73)
Cash dividends	(0.19)	(0.56)	(0.56)	(0.74)
Stock issuance, foreign exchange, and other transactions	—	0.03	(0.06)	(0.06)
Net change	0.24	2.11	(0.20)	(0.13)
Ending balance	$17.13	$17.13	$14.95	$15.02
Percentage change for the period	1.4%	14.0%	(1.3)%	(0.9)%

Capitalization - As the table below indicates, the 23.6% increase in Old Republic's capitalization for the nine months ended September 30, 2016 consisted of a 14.6% increase in the common shareholders' account and a 60.4% increase in total debt resulting from this year’s third quarter successful issuance of a $550 million, ten year senior debt security in the public markets.

	Capitalization(*)
	September 30,	December 31,	September 30,
	2016	2015	2015
Debt:
3.75% Convertible Senior Notes due 2018	$547.3	$546.0	$545.5
4.875% Senior Notes due 2024	395.5	395.1	395.0
3.875% Senior Notes due 2026	544.4	—	—
ESSOP debt with an average yield of 4.0%	8.1	11.7	11.7
Other miscellaneous debt with an average yield of 1.8%	32.4	—	—
Total debt	1,528.0	952.8	952.2
Common shareholders' equity	4,446.1	3,880.8	3,853.8
Total capitalization	$5,974.1	$4,833.7	$4,806.1

Capitalization ratios:
Debt	25.6%	19.7%	19.8%
Common shareholders' equity	74.4	80.3	80.2
Total	100.0%	100.0%	100.0%
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

FINANCIAL POSITION

The Company's financial position at September 30, 2016 reflected increases in assets, liabilities, and common shareholders' equity of 10.0%, 8.7%, and 14.6%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 68.4% and 67.1% of consolidated assets as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, the cash, accrued investment income, and invested asset base rose by 12.2% to $12,870.5.

Investments - During the first nine months of 2016 and 2015, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization common shares. At both September 30, 2016 and 2015, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At September 30, 2016, the Company had no fixed maturity investments in default as to principal and/or interest.

Short-term maturity investment positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, seasonality of quarterly cash flow, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company's available for sale and held to maturity fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	September 30,	December 31,
	2016	2015
Aaa	19.5%	17.2%
Aa	11.5	9.6
A	31.0	32.3
Baa	30.0	34.7
Total investment grade	92.0	93.8
All other (b)	8.0	6.2
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

September 30, 2016	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$176.0		$10.9
Telecom	23.8		2.3
Industrial	54.4		1.3
Basic Industry	23.7		1.1
Other (includes 3 industry groups)	26.5		.4
Total	$304.5	(c)	$16.1
__________

(c)	Represents 3.5% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

September 30, 2016	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Natural Gas	$44.5		$.6
Municipal	141.5		.5
Energy	65.5		.2
Technology	31.1		.1
Other (includes 13 industry groups)	149.8		.3
Total	$432.5	(d)	$1.8
__________

(d)	Represents 4.9% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

September 30, 2016	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$275.8		$25.2
Consumer Non Durable	48.4		3.2
Health Care	59.4		2.4
Banking	23.0		.8
Other (includes 4 industry groups)	36.1		.4
Total	$442.8	(e)	$32.3	(f)
__________

(e)	Represents 18.5% of the total equity securities portfolio.

(f)	Represents 1.4% of the cost of the total equity securities portfolio, while gross unrealized gains represent 17.7% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
September 30, 2016	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$49.0	$7.9	$—	$—
Due after one year through five years	312.3	134.5	5.8	5.2
Due after five years through ten years	340.9	142.7	9.3	8.2
Due after ten years	34.8	19.3	2.7	2.6
Total	$737.1	$304.5	$18.0	$16.1

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
September 30, 2016	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:

Fixed Maturity Securities:
One to six months	$1.3	$—	$—	$1.3
Seven to twelve months	1.8	—	—	1.8
More than twelve months	14.7	—	—	14.7
Total	$18.0	$—	$—	$18.0
Equity Securities:
One to six months	$7.3	$—	$—	$7.3
Seven to twelve months	—	—	—	—
More than twelve months	25.0	—	—	25.0
Total	$32.3	$—	$—	$32.3

Number of Issues in Loss Position:

Fixed Maturity Securities:
One to six months	119	—	—	119
Seven to twelve months	15	—	—	15
More than twelve months	51	—	—	51
Total	185	—	—	185	(g)
Equity Securities:
One to six months	12	—	—	12
Seven to twelve months	—	—	—	—
More than twelve months	3	—	—	3
Total	15	—	—	15	(g)
__________

(g)
At September 30, 2016 the number of issues in an unrealized loss position represent 10.1% as to fixed maturities, and 14.4% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost. The percentage reduction from such cost reflects the decline as of a specific point in time (September 30, 2016 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	September 30,	December 31,
	2016	2015
Maturity Ranges:
Due in one year or less	8.2%	9.9%
Due after one year through five years	45.9	40.8
Due after five years through ten years	43.8	47.0
Due after ten years through fifteen years	1.8	1.9
Due after fifteen years	.3	.4
Total	100.0%	100.0%

Average Maturity in Years	4.8	4.9
Duration (h)	4.2	4.3
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.2 as of September 30, 2016 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.2%.

Composition of Unrealized Gains (Losses)

	September 30,	December 31,
	2016	2015
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$8,014.1	$8,149.4
Estimated fair value	8,354.7	8,181.5
Gross unrealized gains	358.1	185.8
Gross unrealized losses	(17.4)	(153.8)
Net unrealized gains (losses)	$340.6	$32.0

Equity Securities:
Original cost	$2,396.6	$1,826.4
Estimated fair value	2,787.4	1,987.8
Gross unrealized gains	423.1	266.7
Gross unrealized losses	(32.3)	(105.3)
Net unrealized gains (losses)	$390.7	$161.4

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $493.8 in dividends from its subsidiaries in 2016 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At September 30, 2016, the Company's consolidated debt to equity ratio was 34.4%.

The Company's 3.75% Convertible Senior Notes, 4.875% Senior Notes, and 3.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As of September 30, 2016, RMIC was statutorily solvent and management has every expectation that its solvent state is likely to prevail.

See the Company's 2015 Annual Report on Form 10-K, Item 1 - Business for a discussion of regulatory matters affecting RMIC. Management believes these current events have precluded the aforementioned potential for an event of default from occurring in the foreseeable future.

Capitalization - Old Republic's total capitalization of $5,974.1 at September 30, 2016 consisted of debt of $1,528.0 and common shareholders' equity of $4,446.1. Changes in the common shareholders' equity account reflect primarily net income for the period then ended, changes in the fair value of invested assets, and dividend payments.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 29% of 2016 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 71% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2013	$2,513.7	$1,996.1	$316.5	$59.3	$4,885.6	9.3%
2014	2,735.6	1,759.2	255.4	60.7	4,811.1	(1.5)
2015	2,894.7	2,045.3	219.9	19.4	5,179.4	7.7
Nine Months Ended September 30:
2015	2,157.2	1,497.8	170.3	14.7	3,840.1	7.8
2016	2,192.8	1,587.2	131.0	14.0	3,925.1	2.2
Quarters Ended September 30:
2015	744.5	566.7	55.8	5.0	1,372.1	9.2
2016	$732.0	$588.4	$40.4	$4.4	$1,365.4	(.5)%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2013	39.6%	32.8%	3.8%	7.7%	6.3%	9.8%
2014	40.6	31.9	3.9	7.5	6.2	9.9
2015	39.0	32.1	4.1	7.4	5.9	11.5
Nine Months Ended September 30:
2015	39.2	31.8	3.9	7.3	6.0	11.8
2016	36.7	33.6	4.2	7.4	5.4	12.7
Quarters Ended September 30:
2015	38.7	31.9	4.0	7.2	5.9	12.3
2016	35.1%	34.2%	4.3%	7.4%	5.4%	13.6%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2013	27.9%	72.1%
2014	27.1	72.9
2015	27.2	72.8
Nine Months Ended September 30:
2015	27.9	72.1
2016	28.6	71.4
Quarters Ended September 30:
2015	26.5	73.5
2016	28.7%	71.3%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2013	$296.6	$286.7	79.1%	81.9%
2014	234.6	227.6	82.2	66.9
2015	201.1	195.9	79.9	56.1
Nine Months Ended September 30:
2015	156.1	152.2	80.8	58.1
2016	122.2	119.8	78.8%	64.8%
Quarters Ended September 30:
2015	50.7	49.4
2016	$37.3	$36.7

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.6% of total net risk in force as of September 30, 2016, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2013	$9,579.6	$704.8	$48.5	$10,333.0
2014	7,984.8	549.6	31.8	8,566.2
2015	6,414.9	428.2	24.1	6,867.3
As of September 30:
2015	6,809.2	449.2	25.8	7,284.3
2016	$5,369.4	$377.9	$21.1	$5,768.6

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2013	6.6%	28.1%	64.3%	1.0%
2014	6.6	28.5	64.0	.9
2015	6.8	29.3	63.0	.9
As of September 30:
2015	6.8	29.2	63.2	.8
2016	7.1%	30.1%	62.1%	.7%

Bulk(a):
As of December 31:
2013	23.5%	33.0%	43.3%	.2%
2014	26.1	33.1	40.7	.1
2015	28.4	32.2	39.2	.2
As of September 30:
2015	27.9	32.1	39.8	.2
2016	29.4%	32.1%	38.4%	.1%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2013	4.2%	34.5%	32.2%	29.1%
2014	3.9	34.2	31.5	30.4
2015	3.8	33.5	30.9	31.8
As of September 30:
2015	3.7	33.7	31.0	31.6
2016	3.8%	32.6%	30.7%	32.9%

Bulk(a):
As of December 31:
2013	56.9%	23.4%	10.2%	9.5%
2014	52.5	25.8	11.1	10.6
2015	48.3	28.0	11.9	11.8
As of September 30:
2015	48.8	27.8	11.7	11.7
2016	47.1%	28.7%	12.1%	12.1%
__________

(a)	Bulk pool risk in-force, which represented 14.8% of total bulk risk in-force at September 30, 2016, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2013	8.3%	7.5%	5.5%	5.2%	4.9%	4.8%	4.4%	3.8%	3.2%	2.9%
2014	7.8	7.3	5.7	5.3	4.9	4.8	4.3	4.0	3.4	3.0
2015	7.1	7.5	5.9	5.5	4.9	4.7	4.3	4.2	3.4	3.4
As of September 30:
2015	7.2	7.4	5.8	5.4	4.9	4.7	4.3	4.2	3.4	3.4
2016	6.6%	7.7%	5.9%	5.7%	4.9%	4.6%	4.3%	4.4%	3.5%	3.7%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2013	5.4%	9.3%	4.4%	3.9%	14.1%	2.8%	3.4%	4.0%	3.8%	7.9%
2014	5.3	9.3	4.6	4.0	13.0	2.7	3.5	4.4	4.0	7.6
2015	5.1	8.9	4.7	4.0	12.8	2.8	3.6	4.4	4.2	7.4
As of September 30:
2015	5.1	8.9	4.7	4.1	12.9	2.7	3.6	4.4	4.2	7.4
2016	5.2%	8.7%	4.8%	4.2%	12.4%	2.8%	3.6%	4.3%	4.2%	7.5%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2013	92.7%	7.3%
2014	92.7	7.3
2015	92.6	7.4
As of September 30:
2015	92.5	7.5
2016	92.5%	7.5%

Bulk (a):
As of December 31:
2013	57.6%	42.4%
2014	62.3	37.7
2015	66.6	33.4
As of September 30:
2015	66.4	33.6
2016	67.7%	32.3%
__________

(a)	Bulk pool risk in-force, which represented 14.8% of total bulk risk in-force at September 30, 2016, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2013	97.2%	2.8%
2014	97.2	2.8
2015	97.3	2.7
As of September 30:
2015	97.3	2.7
2016	97.2%	2.8%

Bulk (a):
As of December 31:
2013	74.3%	25.7%
2014	72.4	27.6
2015	71.8	28.2
As of September 30:
2015	71.9	28.1
2016	71.4%	28.6%
__________

(a)	Bulk pool risk in-force, which represented 14.8% of total bulk risk in-force at September 30, 2016, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2013	$29.8	$989.4
2014	27.7	858.5
2015	23.9	776.9
Nine Months Ended September 30:
2015	18.0	798.2
2016	11.2	$720.5
Quarters Ended September 30:
2015	6.3
2016	$3.7

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2014	$7,962.3	$915.0	$923.2	$691.7	$10,492.3	$576.4	$11,068.8
2015	8,667.4	1,010.5	792.0	562.3	11,032.4	193.0	11,225.5
As of September 30:
2015	8,418.4	975.0	814.4	694.3	10,902.2	233.6	11,135.9
2016	$9,056.0	$1,047.3	$705.8	$1,090.8	$11,899.5	$732.2	$12,631.7
__________

(a) The September 30, 2016 and December 31, 2015 amounts include $766.7 and $359.7, respectively, (fair value) fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost of $748.5 and $355.8, respectively.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2013	$249.6	$26.6	$36.8	$5.6	$318.7	3.17%	2.97%
2014	278.8	29.9	27.5	9.2	345.5	3.33	3.15
2015	312.1	34.0	25.1	17.2	388.6	3.61	3.49
Nine Months Ended
September 30:
2015	231.6	24.8	19.0	13.3	288.9	3.60	3.47
2016	233.6	27.0	17.5	8.8	287.0	3.34	3.21
Quarters Ended
September 30:
2015	83.1	8.9	6.4	5.7	104.2	3.86	3.74
2016	$77.2	$8.9	$5.7	$3.7	$95.7	3.32%	3.12%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first nine months of 2016 and 2015, 71.7% and 70.0%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, allocation to industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2013	$1.7	$146.3	$148.1	$—	$—	$—	$148.1
2014	27.0	245.2	272.3	—	—	—	272.3
2015	16.3	75.0	91.3	—	—	—	91.3
Nine Months Ended
September 30:
2015	10.8	66.1	77.0	—	—	—	77.0
2016	3.6	59.4	63.1	(4.9)	—	(4.9)	58.1
Quarters Ended
September 30:
2015	3.1	38.3	41.4	—	—	—	41.4
2016	$(2.6)	$14.9	$12.2	$(4.9)	$—	$(4.9)	$7.2

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of September 30, 2016 and December 31, 2015:

	Claim and Loss Adjustment Expense Reserves
	September 30, 2016		December 31, 2015
	Gross	Net	Gross	Net

Workers' compensation	$4,590.8	$2,867.9	$4,460.0	$2,774.4
General liability	1,322.7	686.8	1,341.0	703.0
Commercial automobile (mostly trucking)	1,396.7	1,107.0	1,291.0	1,049.2
Other coverages	496.2	361.8	490.6	352.2
Unallocated loss adjustment expense reserves	200.2	181.1	191.4	174.0
Total general insurance reserves	8,006.9	5,204.8	7,774.3	5,053.1
Title	614.4	614.4	580.8	580.8
RFIG Run-off	603.2	603.1	737.9	736.7
Life and accident	22.3	14.2	27.0	16.9
Total claim and loss adjustment expense reserves	$9,247.0	$6,436.7	$9,120.1	$6,387.6
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$123.5	$97.7	$130.9	$100.6
% of total general insurance reserves	1.5%	1.9%	1.7%	2.0%

Changes in aggregate claim and loss adjustment expense reserve estimates are shown in the following table:

	Nine Months Ended September 30,
	2016	2015
Net reserve increase (decrease):
General Insurance	$151.7	$274.4
Title Insurance	33.6	38.5
RFIG Run-off	(133.5)	(104.6)
Other	(2.6)	(2.0)
Total	$49.1	$206.2

Net reserves for claims that have been incurred but not yet reported ("IBNR") carried in each segment were as follows:

	September 30,	December 31,
	2016	2015
General Insurance	$2,424.2	$2,324.3
Title Insurance	538.2	503.8
RFIG Run-off	204.6	180.7
Other	5.2	6.4
Total	$3,172.5	$3,015.3

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

	September 30,	September 30,	December 31,	December 31,
	2016	2015	2015	2014
Estimated reduction in beginning reserve	$47.5	$79.3	$79.3	$115.2
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	6.3	16.2	18.8	47.1
Prior year	(14.8)	(10.2)	(17.6)	10.4
Sub-total	(8.5)	6.0	1.2	57.6
Estimated rescission reduction in settled claims	(9.1)	(30.2)	(33.0)	(93.5)
Estimated reduction in ending reserve	$29.9	$55.1	$47.5	$79.3

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2013	73.6%	6.7%	68.8%	45.8%
2014	77.9	5.2	97.2	52.3
2015	74.1	4.9	88.0	47.5
Nine Months Ended September 30:
2015	73.6	5.4	88.4	47.8
2016	72.8	5.2	54.9	44.9
Quarters Ended September 30:
2015	73.8	5.6	124.7	47.9
2016	73.5%	5.2%	57.2%	43.6%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2013	73.6%	76.1%	79.6%	21.4%	59.6%	78.5%	67.8%
2014	77.9	74.0	89.2	25.6	65.7	88.2	67.8
2015	74.1	77.8	80.7	39.1	57.0	76.8	60.4
Nine Months Ended
September 30:
2015	73.6	77.0	79.8	39.3	56.2	76.1	61.3
2016	72.8	80.2	74.7	44.6	59.0	76.8	62.8
Quarters Ended
September 30:
2015	73.8	76.1	77.6	37.6	60.4	93.3	61.2
2016	73.5%	81.7%	73.3%	40.6%	58.7%	80.2%	65.1%

The general insurance claim ratios were reasonably stable for the respective quarterly and nine month periods of 2016. The overall claims ratio for the past three years remained at relatively high levels as workers' compensation and general liability loss costs continued to reflect greater-than-expected severity. For the 2015 periods, commercial automobile insurance experienced greater frequency and severity of claims while workers' compensation and general liability insurance loss costs subsided somewhat from 2014's higher levels. Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with changes in loss severity and frequency.

During the three most recent calendar years, the general insurance group experienced unfavorable developments of prior year loss reserves for 2015 and 2014 and favorable development for 2013. The effect was to increase the claim ratio by 1.5 and 3.9 percentage points in 2015 and 2014, respectively. By contrast, 2013 loss development reduced the claim ratio by .9 percentage point. During 2015 and 2014, the General Insurance Group experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2011 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. The favorable developments for 2013 is primarily due to the commercial automobile, general aviation, and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in workers' compensation and general liability coverages and by ongoing development of asbestos and environmental ("A&E") claim reserves. The 2016 claim ratios were largely unaffected by developments of prior years' reserves. By contrast, claim ratios for the corresponding periods of 2015 were inclusive of a 1.0 percentage point addition arising from unfavorable developments of previously established reserves.

Unfavorable A&E claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 4.4 years (gross) and 6.2 years (net of reinsurance) as of September 30, 2016 and 4.7 years (gross) and 6.2 years (net of reinsurance) as of December 31, 2015. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .4% of general insurance group net incurred losses for the five years ended December 31, 2015.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity.

The RFIG Run-off mortgage guaranty 2015 claim ratio was adversely affected by greater provisions for disputed claims in litigation. Excluding the affects of the litigation expense provisions, the claim ratios continued to decline due to the combined effects of further reductions in newly reported defaults and a rising rate at which previously reported defaults have cured or otherwise been resolved without payment. These factors led to highly favorable developments of prior year-end claim reserves during 2015, 2014 and 2013. Setting aside the aforementioned litigation expense provisions in 2015, these favorable reserve developments accounted for reductions of 65.0, 69.3 and 88.2 percentage points in the reported claim ratio for years ended December 31, 2015, 2014 and 2013, respectively. Year-over-year comparisons of the 2016 and 2015 MI claim ratio were positive. The lower ratios for both 2016 periods were attributable to continued declines in reported delinquencies and higher rates at which reported defaults are cured or otherwise resolved without payment. Moreover, 2016 MI claims costs were less affected by litigation expense provisions that impacted adversely the 2015 claim ratio. Favorable developments of previously established claim reserves lowered claim ratios by 52.2 and 44.0 percentage points in the third quarter and first nine months of 2016, respectively. The reductions amounted to 56.5 and 72.7 percentage points for the respective periods of 2015.

The RFIG Run-off CCI business loss costs and resultant claim ratios reflect greater volatility due to the impact of ongoing litigation costs. The 2016 and 2015 provisions, however, were much lower than that registered in 2014 when a litigated claim was settled in an amount greater than originally anticipated. 2013 CCI performance was most favorably affected by lower claim provisions resulting from improving delinquency trends and greater than anticipated claim salvage recoveries.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2013	$44,678	$46,395	13.09%	18.73%	$212.2
2014	45,607	44,465	10.93	23.01	93.5
2015	45,745	46,669	10.45	26.74	33.0
Nine Months Ended September 30:
2015	45,189	46,716	10.38	24.44	30.2
2016	45,132	46,086	10.26%	25.99%	9.1
Quarters Ended September 30:
2015	46,216	43,822			7.5
2016	$45,286	$44,863			$(.7)
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2013	8.0%	25.9%	11.2%	16.6%	9.6%	10.3%	14.1%	19.8%	26.3%	9.2%
2014	7.1	17.6	8.8	12.9	7.3	8.7	12.8	15.6	25.6	8.2
2015	7.7	13.5	8.4	10.8	6.1	8.6	12.2	13.3	25.0	8.5
As of September 30:
2015	7.1	14.2	8.2	11.0	6.5	8.3	12.5	12.8	25.5	8.2
2016	8.3%	11.8%	8.3%	10.7%	5.7%	7.8%	12.2%	13.1%	23.5%	8.3%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2013	12.6%	28.8%	14.2%	21.4%	13.2%	12.9%	19.9%	16.8%	31.1%	23.8%
2014	15.9	30.0	16.5	25.0	18.1	13.3	25.8	16.0	46.5	43.4
2015	19.0	38.9	17.6	25.7	26.0	22.4	26.9	16.3	59.0	52.1
As of September 30:
2015	18.9	30.7	14.7	26.2	20.2	16.9	28.3	16.1	58.9	53.8
2016	20.0%	35.2%	18.9%	23.7%	29.4%	22.6%	26.8%	13.0%	59.9%	49.1%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2013	8.4%	26.4%	11.5%	17.0%	10.7%	10.8%	14.6%	19.6%	27.1%	22.8%
2014	7.7	19.5	9.4	13.8	9.9	9.4	13.7	16.1	28.0	26.8
2015	8.3	15.9	8.8	11.5	9.3	9.0	13.0	14.2	27.4	28.4
As of September 30:
2015	7.8	16.1	8.6	11.8	9.2	8.8	13.4	13.6	28.1	28.2
2016	9.0%	13.7%	8.8%	11.3%	8.9%	8.3%	13.0%	13.8%	25.8%	27.1%
__________

(b)	As determined by risk in force as of September 30, 2016, these 10 states represent approximately 51.4%, 57.8%, and 51.4%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2013	$48.5	162.9%	$44.5	149.4%	2.6%	$54.4
2014	95.7	344.9	137.2	494.4	2.1	25.2
2015	35.6	148.8	83.0	346.9	2.1	19.1
Nine Months Ended
September 30:
2015	31.7	176.1	55.8	309.4	2.0	15.0
2016	9.4	84.2	37.8	337.3	1.8%	8.8
Quarters Ended
September 30:
2015	6.0	95.9	18.9	298.8		3.3
2016	$2.4	64.3%	$8.9	238.1%		$2.0
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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2013	23.7%	88.0%	8.1%	49.2%
2014	22.9	90.4	9.5	47.1
2015	23.5	88.3	10.0	48.5
Nine Months Ended September 30:
2015	23.3	88.0	9.6	47.9
2016	24.9	88.3	12.3	50.2
Quarters Ended September 30:
2015	22.7	85.9	9.3	48.3
2016	24.6%	86.1%	11.7%	50.8%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. Relatively higher expense ratios in 2016's periods resulted mostly from greater costs incurred for a start-up business, additional litigation cost provisions in this year's second quarter, and by a slightly different premium mix and attendant costs of production driven by the business’ responses to insurance market conditions as they occur throughout the year. The title insurance expense ratio for 2014 rose as operating costs contracted by a relatively lower percentage than the reduction in revenues. RFIG Run-off operating expense ratios reflect ongoing cost control geared to a run-off operation.

Expenses: Total

The composite underwriting ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2013	97.3%	94.7%	76.9%	95.0%
2014	100.8	95.6	106.7	99.4
2015	97.6	93.2	98.0	96.0
Nine Months Ended September 30:
2015	96.9	93.4	98.0	95.7
2016	97.7	93.5	67.2	95.1
Quarters Ended September 30:
2015	96.5	91.5	134.0	96.2
2016	98.1%	91.3%	68.9%	94.4%

Expenses: Income Taxes

The effective consolidated income tax rates were 32.4% in both the third quarter and first nine months of 2016, compared to 31.8% and 32.4% in the third quarter and first nine months of 2015, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

Old Republic's market risk exposures at September 30, 2016, have not materially changed from those identified in the Company's 2015 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2016, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	November 4, 2016

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