Form 10-K
period 2016-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2017-02-28
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)
For the fiscal year ended: December 31, 2016 OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☒                    Accelerated filer ☐
Non-accelerated filer    ☐                    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes: / No:X
The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Mercantile Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2016, the last day of the registrant's most recently completed second fiscal quarter, was $4,626,660,050.
The registrant had 262,813,179 shares of Common Stock outstanding as of January 31, 2017.
Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy statement for the 2017 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 113)	III, Items 10, 11, 12, 13 and 14 IV, Item 15
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

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from shareholders' capital. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed maturity and equity securities for long periods of time is in turn enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in large capitalization, highly liquid equity securities.

In light of the above factors, the Company's affairs are managed for the long-run and without significant regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, such short reporting time frames do not comport well with the long-term nature of much of its business. Management therefore believes that the Company's operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five- or preferably ten-year intervals. A ten-year period in particular can likely encompass at least one economic and/or underwriting cycle and thereby provide an appropriate time frame for such cycle to run its course, and for premium rate changes and reserved claim costs to be quantified and emerge in financial results with greater finality and effect.

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

Financial Information Relating to Segments of Business (a)

Net Revenues (b)	($ in Millions)
Years Ended December 31:	2016	2015	2014
General	$3,354.7	$3,313.3	$3,113.5
Title	2,244.1	2,080.7	1,791.6
Corporate & Other - net (c)	35.4	35.8	70.0
Subtotal	5,634.3	5,429.8	4,975.3
RFIG Run-off	193.2	245.0	282.9
Subtotal	5,827.6	5,674.8	5,258.3
Consolidated realized investment gains (losses)	72.8	91.3	272.3
Consolidated	$5,900.5	$5,766.1	$5,530.7

Income (Loss) Before Taxes
Years Ended December 31:	2016	2015	2014
General	$319.9	$336.4	$221.3
Title	210.2	166.8	99.5
Corporate & Other - net (c)	13.0	7.6	5.7
Subtotal	543.3	511.0	326.7
RFIG Run-off	69.8	29.4	10.3
Subtotal	613.1	540.4	337.1
Consolidated realized investment gains (losses)	72.8	91.3	272.3
Consolidated	$686.0	$631.8	$609.4

Assets
As of December 31:	2016	2015	2014
General	$15,305.7	$14,523.0	$14,251.8
Title	1,423.0	1,314.3	1,243.0
Corporate & Other - net (c)(e)	957.9	285.5	373.6
Subtotal	17,686.7	16,122.8	15,868.4
RFIG Run-off	904.8	978.7	1,108.4
Consolidated	$18,591.6	$17,101.6	$16,976.9

Shareholders' Equity
As of December 31:	2016	2015	2014
General (d)	$2,963.1	$2,736.7	$2,963.0
Title (d)	558.9	476.0	463.4
Corporate & Other - net (c)	618.9	420.7	291.5
Subtotal	4,141.0	3,633.6	3,718.0
RFIG Run-off	330.6	247.2	206.0
Consolidated	$4,471.6	$3,880.8	$3,924.0

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

(d)
Shareholders' equity excludes intercompany financing arrangements for the following segments: General - $1,007.1, $912.6, and $740.6 as of December 31, 2016, 2015, and 2014, respectively; Title - $143.9, $159.9, and $173.9 as of December 31, 2016, 2015, and 2014, respectively.

(e)
Certain balances have been reduced due to the reclassification of relatively immaterial debt issuance costs previously classified as deferred assets in order to comply with a 2015 pronouncement by the Financial Accounting Standards Board (FASB).

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
______
(Parenthetical dates refer to the year(s) when Old Republic's Companies began underwriting the coverages)
______

Commercial automobile, general liability and workers' compensation insurance policy coverages are typically produced in tandem for many assureds. For 2016, production of workers' compensation direct insurance premiums accounted for approximately 35.4% of consolidated General Insurance Group direct premiums written, while commercial automobile and general liability direct premium production amounted to approximately 28.7% and 11.4%, respectively, of such consolidated totals.

Approximately 91% of general insurance premiums are produced through independent agency or brokerage channels, while the remaining 9% is obtained through direct production facilities.

Title Insurance Group

Old Republic's flagship title insurance company was founded in 1907. The Title Insurance Group's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2016, approximately 28% of the Company's consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned agency and service subsidiaries of the Company), while the remaining 72% emanated from independent title agents and underwritten title companies.

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

As reported in earlier periods, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC"), had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011 and, as a consequence, RMIC and its sister company Republic Insurance Company of North Carolina ("RMICNC"), discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. They were placed under administrative supervision by the North Carolina Department of Insurance ("NCDOI") the following year and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and RMICNC. Under the Amended Plan, RMIC and RMICNC were authorized to pay 100% of their DPOs accrued as of June 30, 2014, and to settle all subsequent valid claims entirely in cash, without establishing any DPOs. In anticipation of receiving this Final Order, ORI invested $125.0 million in cash and securities to RMIC in June 2014. In mid-July 2014, in furtherance of the Final Order, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657.0 million relating to fully settled claims charged to periods extending between January 19, 2012 and June 30, 2014. Both subsidiaries remain under the supervision of the NCDOI as they continue to operate in run-off mode. The approval of the Amended Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Amended Plan in the future as circumstances may warrant.

RMIC has continually evaluated the potential long-term underwriting performance of the run-off book of business based on various modeling techniques. The resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's standard model of forecasted results extending through 2022 continues to reflect ultimate profitability for the book of business. In this regard a long-used RMIC standard model indicates that underwriting performance of the book of business should, in the aggregate, be positive over the extended ten year run-off period assumed to end on or about December 31, 2022. As of December 31, 2016, it is nonetheless possible that MI operating results could be negative in the near term.

As of December 31, 2016, RFIG's mortgage insurance subsidiaries were statutorily solvent. Their total statutory capital, inclusive of a contingency reserve of $340.9 million, was $420.6 million. As of the same date, RFIG's consolidated GAAP capitalization amounted to $330.6 million.
CCI policies, which have been issued by the Company since 1954, provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of loan balances by individual buyers and borrowers. Claim costs are typically affected by unemployment, bankruptcy, and other issues leading to failures to pay. During 2008, the Company ceased the underwriting of new policies and the existing book of business was placed in run-off operating mode. During 2016, 2015 and 2014 in particular, CCI underwriting performance was affected negatively by significant litigation costs arising from claims by and against one of the nation's major banking institutions.

Corporate and Other Operations

Corporate and other operations include the accounts of a small life and accident insurance business as well as those of the parent holding company and several minor corporate services subsidiaries that perform investment management, payroll, administrative and minor marketing services. The life and accident business registered net premium revenues of $20.1 million, $19.4 million, and $60.7 million in 2016, 2015 and 2014, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic's general insurance operations. The much lower life and accident premium volume for 2016 and 2015 reflects the transfer of accident insurance premiums from a life and accident subsidiary to a general insurance group affiliate in 2015. Production of term life insurance, accounting for net premiums earned of $10.3 million, $10.3 million, and $11.9 million in 2016, 2015 and 2014, respectively, was terminated and placed in run off as of year end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company's insurance segments.

	($ in Millions)
Years Ended December 31:	2016	2015	2014
General Insurance Group:
Overall Experience: (d)
Net Premiums Earned	$2,936.3	$2,894.7	$2,735.6
Benefits and Claim Ratio	73.0%	74.1%	77.9%
Expense Ratio	24.8	23.5	22.9
Composite Ratio	97.8%	97.6%	100.8%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$988.6	$929.9	$873.5
Benefits and Claim Ratio	79.4%	77.8%	74.0%

Workers' Compensation:
Net Premiums Earned	$1,072.5	$1,128.7	$1,109.6
Benefits and Claim Ratio	76.1%	80.7%	89.2%

General Liability:
Net Premiums Earned	$163.3	$171.2	$170.0
Benefits and Claim Ratio	77.5%	76.8%	88.2%

Three Above Coverages Combined:
Net Premiums Earned	$2,224.5	$2,230.0	$2,153.2
Benefits and Claim Ratio	77.6%	79.2%	82.9%

Financial Indemnity: (a)(d)
Net Premiums Earned	$125.0	$117.4	$105.9
Benefits and Claim Ratio	45.5%	39.1%	25.6%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$217.9	$214.3	$206.3
Benefits and Claim Ratio	60.9%	57.0%	65.7%

Home and Automobile Warranty:
Net Premiums Earned	$274.6	$242.4	$213.1
Benefits and Claim Ratio	65.3%	65.0%	65.1%

Other Coverages: (b)
Net Premiums Earned	$95.2	$92.8	$57.1
Benefits and Claim Ratio	53.4%	48.3%	77.9%

Title Insurance Group: (c)
Net Premiums Earned	$1,742.4	$1,624.7	$1,394.4
Combined Net Premiums & Fees Earned	$2,206.6	$2,045.3	$1,759.2
Claim Ratio	3.8%	4.9%	5.2%
Expense Ratio	87.9	88.3	90.4
Composite Ratio	91.7%	93.2%	95.6%

RFIG Run-off Business: (d)
Net Premiums Earned	$170.0	$219.9	$255.4
Claim Ratio	60.4%	88.0%	97.2%
Expense Ratio	12.2	10.0	9.5
Composite Ratio	72.6%	98.0%	106.7%

All Coverages Consolidated:
Net Premiums & Fees Earned	$5,333.2	$5,179.4	$4,811.1
Benefits and Claim Ratio	44.0%	47.5%	52.3%
Expense Ratio	50.6	48.5	47.1
Composite Ratio	94.6%	96.0%	99.4%
__________

Any necessary reclassifications of prior years' data are reflected in the above table to conform to current presentation.

(a)	Consists principally of fidelity, surety, executive indemnity (directors & officers and errors & omissions), and GAP coverages.

(b)	Consists principally of aviation and travel accident coverages.

(c)	Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.
(d) Consumer credit indemnity coverages are reported within the RFIG Run-off segment and have been excluded from the General Insurance Group.

The effect of the reclassified CCI coverage from the General Insurance Group's overall and financial indemnity underwriting statistics to the RFIG Run-off Business were as follows:

	($ in Millions)
Years Ended December 31:	2016	2015	2014
General insurance overall experience:
Increase (decrease) in net premiums earned	$(15.8)	$(23.9)	$(27.7)
Percentage point increase (decrease) in claim ratio	(1.3)%	(2.2)%	(4.2)%
Percentage point increase (decrease) in expense ratio	.1	.1	.1
Percentage point increase (decrease) in composite ratio	(1.2)%	(2.1)%	(4.1)%

Financial Indemnity coverages:
Increase (decrease) in net premiums earned	$(15.8)	$(23.9)	$(27.7)
Percentage point increase (decrease) in claim ratio	(30.4)%	(52.1)%	(97.3)%

RFIG Run-off Business:
Increase (decrease) in net premiums earned	$15.8	$23.9	$27.7
Percentage point increase (decrease) in claim ratio	26.3%	31.6%	48.4%
Percentage point increase (decrease) in expense ratio	.2	(.1)	(.2)
Percentage point increase (decrease) in composite ratio	26.5%	31.5%	48.2%

Net Premiums Earned

General insurance 2016 earned premiums were basically level with the preceding year's production with trends unevenly distributed among various insurance coverages. Low to mid-single digit gains were experienced in commercial automobile (trucking) and national accounts, as well as other coverages such as home warranty. Premium volume from a new underwriting facility established in early 2015 also added measurably to earned premiums in 2016. In other regards, 2016 premium levels were hindered by lower volume in a large account contractors book of business operating in a particularly competitive environment, and by reduced production in the energy services field. 2015 and 2014 earned premium revenues rose for most insurance coverages with production spurred by both new business and a continuation of strong renewal rates for existing business. The Company's targeted insurance underwriting services in such fields as aviation, construction, energy, home warranty, trucking, and large account risk management provided the main impetus to this growth. The combination of a generally improving rate environment for most coverages and the slowly strengthening pace of U.S. economic activity were major contributing factors in these regards.

Title insurance premiums and fees reflect the continuation of a favorable mortgage rate environment and generally improving housing and commercial property markets which have led to higher revenues from title premiums and fees in 2016. This was achieved in spite of the adverse effects that government-imposed mortgage disclosure rules, implemented during the last quarter of 2015, have had on the consummation of real estate transactions nationally. The 2015 increase was due to stronger housing and commercial property transactions and the segment's expanded market share. The premium and fees in 2014 reflect a significant drop in refinance transactions from higher levels reached in 2013.

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

The overall general insurance 2016 benefit and claim costs were reasonably stable. Unfavorable developments of reserves established in prior years nonetheless added 0.3 percentage points to the benefit and claim ratio. By comparison to 2014, the 2015 claim ratio reflects lower expense provisions for current and prior year's claim occurrences. Claim ratios for 2015 and 2014 were inclusive of 1.5 and 3.9 percentage point additions arising from unfavorable developments, respectively. Adverse developments have been concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Given this concurrent underwriting approach, an evaluation of trends in premiums, claim and dividend ratios for these individual coverages is more appropriately considered for the aggregate of these coverages.

Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with variability in loss severity and frequency trends caused by fortuitous and other events. Changes in commercial automobile claim ratios are primarily due to fluctuations in claim severity. Loss ratios for workers' compensation and liability insurance can reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. Additionally, workers' compensation claim costs in particular are affected by a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, and self-insured or deductible insurance programs that are intended to mitigate claim costs over time. Claim ratios for a relatively small book of general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestos and environmental claims exposures.

Title insurance loss ratios have trended down in the face of declining claims activity since the Great Recession years and from favorable developments of reserves established in prior years. These developments lowered the reported claims ratios by 1.1, .6 and .8 percentage points for the years ended December 31, 2016, 2015, and 2014, respectively.

The RFIG Run-off - mortgage guaranty 2016 claim ratio was less affected by litigation expense provisions that impacted adversely the 2015 claim ratio. Excluding the affects of the litigation expense provisions, continued declines in reported delinquencies and the higher rates at which reported mortgage loan defaults are cured or otherwise resolved without payment have led to generally declining claim costs and the related ratios to earned premiums for the past four years. These factors led to highly favorable developments of prior year-end claim reserves during 2016, 2015, and 2014. Setting aside the aforementioned litigation expense provisions in 2015, these favorable reserve developments accounted for reductions of 39.8, 65.0, and 69.3 percentage points in the reported claim ratio for the years ended December 31, 2016, 2015, and 2014, respectively.

RFIG Run-off - CCI results reflect greater volatility in claim costs and related ratios. In 2016 and several prior years, claim costs have been particularly impacted by ongoing costs of a near-eight-year long commercial dispute being litigated with Bank of America and its acquired Countrywide mortgage banking subsidiaries.

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

The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the risk of possibly higher or lower than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. Where applicable, the Company uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $231.9 million, $228.6 million and $240.7 million, as of December 31, 2016, 2015 and 2014, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are fundamentally of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above noted reasons.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2016, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2016 and 2015, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $121.2 million and $130.9 million gross, respectively, and $97.1 million and $100.6 million net of reinsurance, respectively. Based on average annual claims payments during the five most recent calendar years, such reserves represented a paid loss survival ratio of 4.3 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2016 and 4.7 years (gross) and 6.2 years (net of reinsurance) as of December 31, 2015. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2016, incurred A&E claim and related loss settlement costs have averaged .4% of average annual General Insurance Group claims and related settlement costs.

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

The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 2006 through 2016.

		($ in Millions)
(a)	As of December 31(6)(7):	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006
(b)	Liability (1) for unpaid claims and claim adjustment expenses(2):	$5,097	$4,908	$4,597	$4,197	$3,936	$3,769	$3,779	$3,229	$3,222	$3,175	$2,924

(c)	Paid (cumulative) as of (3):
	One year later	—%	23.5%	23.5%	24.9%	22.5%	24.4%	24.6%	26.8%	28.4%	29.2%	25.5%
	Two years later	—	—	39.7	40.5	40.2	38.9	40.1	39.8	42.2	44.0	41.5
	Three years later	—	—	—	51.9	50.8	52.0	49.8	48.9	51.3	52.5	51.6
	Four years later	—	—	—	—	58.7	58.9	59.5	56.2	57.4	58.5	57.1
	Five years later	—	—	—	—	—	64.6	64.1	63.2	63.3	63.1	61.6
	Six years later	—	—	—	—	—	—	68.4	66.9	67.8	67.3	65.5
	Seven years later	—	—	—	—	—	—	—	69.7	70.6	70.5	68.5
	Eight years later	—	—	—	—	—	—	—	—	73.0	72.9	71.2
	Nine years later	—	—	—	—	—	—	—	—	—	75.0	73.5
	Ten years later	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	75.6%
(d)	Liability reestimated (i.e., cumulative payments plus reestimated ending liability)
	As of (4):
	One year later	—%	100.1%	100.9%	104.5%	99.0%	99.5%	96.1%	97.6%	98.2%	97.4%	96.2%
	Two years later	—	—	101.0	105.0	103.7	98.5	96.3	94.6	95.1	94.9	94.3
	Three years later	—	—	—	105.0	103.4	103.6	95.5	93.3	93.1	92.5	92.4
	Four years later	—	—	—	—	102.7	102.9	99.7	91.8	91.8	90.9	90.2
	Five years later	—	—	—	—	—	102.2	98.0	93.6	91.1	89.9	89.0
	Six years later	—	—	—	—	—	—	97.5	91.0	91.2	89.3	87.7
	Seven years later	—	—	—	—	—	—	—	90.7	89.3	89.2	87.5
	Eight years later	—	—	—	—	—	—	—	—	89.5	88.0	87.5
	Nine years later	—	—	—	—	—	—	—	—	—	88.4	86.8
	Ten years later	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	87.3%
(e)	Redundancy (deficiency)(5) for each year-end	—%	(.1)%	(1.0)%	(5.0)%	(2.7)%	(2.2)%	2.5%	9.3%	10.5%	11.6%	12.7%
	Average redundancy (deficiency) for all year-ends	2.7%
__________

(1)	Amounts are reported net of reinsurance.

(2)	Excluding unallocated loss adjustment expense reserves.

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

In 2016, 2015 and 2014, the Company experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2014 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. These adverse developments are reflected in the percentage deficiencies shown in the columns for 2011 to 2015 and in the lower redundancy shown in the column for 2010 by comparison to 2009 and prior years.

The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

		($ in Millions)
Years Ended December 31: (1)		2016	2015	2014	2013	2012	2011	2010		2009	2008	2007	2006

(a)	Beginning net reserves	$4,908	$4,597	$4,197	$3,936	$3,769	$3,779	$3,819	*	$3,222	$3,175	$2,924	$2,414
Incurred claims and claim expenses:
(b)	Current year provision	1,982	1,960	1,897	1,762	1,652	1,582	1,351		1,343	1,452	1,490	1,295
(c)	Change in prior years' provision	2	41	190	(40)	(19)	(149)	(76)		(56)	(83)	(110)	(116)
(d)	Total incurred	1,984	2,001	2,088	1,722	1,632	1,432	1,275		1,287	1,369	1,379	1,179
Claim payments on:
(e)	Current years' events	641	600	588	552	524	537	529		460	502	476	342
(f)	Prior years' events	1,154	1,090	1,099	907	941	905	786		818	820	652	326
(g)	Total payments	1,796	1,690	1,688	1,460	1,465	1,442	1,315		1,279	1,323	1,128	668

(h)	Ending net reserves (a + d - g)	5,097	4,908	4,597	4,197	3,936	3,769	3,779		3,229	3,222	3,175	2,924
(i)	Unallocated loss adjustment
	expense reserves	345	299	231	202	183	137	149		104	104	103	97
(j)	Reinsurance recoverable on
	claims reserves	2,759	2,722	2,992	2,801	2,787	2,827	2,825		2,046	2,020	1,976	1,929
(k)	Gross claims reserves (h + i + j)	$8,203	$7,931	$7,821	$7,201	$6,907	$6,733	$6,753		$5,380	$5,346	$5,256	$4,951
__________

(*) Includes reserves acquired through the PMA merger.
(1) CCI coverages have been fully retained in this historical table for all years presented. For segment reporting purposes, $193.5 million, $155.1 million, and $107.7 million of ending net reserves reported in the above table are reported as part of the RFIG Run-off Business segment as of December 31, 2016, 2015, and 2014, respectively. In connection with the previously noted MI/CCI combination, certain General Insurance Group companies retain losses pursuant to various quota share and stop loss reinsurance agreements.

(b) Investments. In common with other insurance organizations, Old Republic invests most capital and operating funds in income producing securities. Investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. For many years, Old Republic's investment policy has therefore been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities, and in more recent years, high yielding publicly traded large capitalization common shares. The investment policy is also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company's invested assets are managed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, as well as the long-term stability of the subsidiaries' capital accounts. To this end, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Management considers investment grade fixed maturity securities to be those rated by major credit rating agencies that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no fixed maturity investments in default as to principal and/or interest at December 31, 2016 and 2015. The status and fair value changes of each investment is reviewed on at least a quarterly basis, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. The majority of the Company's invested assets as of December 31, 2016 have been classified as "available for sale" pursuant to the existing investment policy.

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

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31:	2016	2015
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$1,426.8	$1,284.9
Corporate	6,744.1	6,896.5
	8,170.9	8,181.5

Equity Securities	2,896.1	1,987.8
Short-term Investments	681.6	669.4
Miscellaneous Investments	31.2	27.2
Total available for sale	11,780.0	10,866.1
Held to Maturity
Fixed Maturity Securities:
Tax-Exempt	974.8	355.8
Other Investments	2.9	3.5
Total Investments	$12,757.7	$11,225.5

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31:	2016	2015	2014
Fixed Maturity Securities:
Taxable Interest	$285.0	$294.0	$292.7
Tax-Exempt Interest	11.5	2.3	3.2
	296.6	296.4	296.0

Equity Securities Dividends	88.2	91.0	49.3

Other Investment Income:
Interest on Short-term Investments	2.1	.8	.8
Other Sources	3.9	3.7	3.0
	6.0	4.5	3.9
Gross Investment Income	390.9	392.1	349.2
Less: Investment Expenses (a)	3.8	3.4	3.7
Net Investment Income	$387.0	$388.6	$345.5

__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.4 million, $.3 million and $.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $9.1 billion and $8.5 billion at December 31, 2016 and 2015, respectively, represented approximately 49% and 50% of consolidated assets, respectively, and 65% of consolidated liabilities as of both December 31, 2016 and 2015.

Credit Quality Ratings of Fixed Maturity Securities (b)
December 31:	2016	2015
	(% of total portfolio)
Aaa	20.1%	17.2%
Aa	12.1	9.6
A	30.9	32.3
Baa	28.9	34.7
Total investment grade	92.0	93.8
All other (c)	8.0	6.2
Total	100.0%	100.0%
__________

(b)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(c)	"All other" includes non-investment grade or non-rated issuers.

Age Distribution of Fixed Maturity Securities
December 31:	2016	2015
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	9.2%	9.9%
Due after one year through five years	45.0	40.8
Due after five years through ten years	43.9	47.0
Due after ten years through fifteen years	1.6	1.9
Due after fifteen years	.3	.4
	100.0%	100.0%

Average Maturity in Years	4.8	4.9

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2016.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 266 Company offices and through agencies and underwritten title companies in the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2016, approximately 72% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2016	2015	2014
United States:
Northeast	12.3%	12.5%	12.6%
Mid-Atlantic	7.9	7.9	8.5
Southeast	20.2	20.0	19.1
Southwest	11.3	11.8	12.4
East North Central	12.1	12.1	12.3
West North Central	10.6	10.7	10.8
Mountain	7.4	7.2	6.9
Western	16.4	16.0	15.4
Foreign (Principally Canada)	1.8	1.8	2.0
Total	100.0%	100.0%	100.0%

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

The following table displays the Company's General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2016.

Major General Insurance Balances Due from Reinsurers

		($ in Millions)			% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Claim	Exposure	Reinsured
Reinsurer	Rating	Claims	Reserves	to Reinsurer	Liabilities
Munich Re America, Inc.	A+	$21.0	$382.5	$403.6	14.5%
Swiss Reinsurance America Corporation	A+	4.6	206.8	211.5	7.6
Archway Insurance, Ltd.	Unrated	—	177.7	177.7	6.4
Hannover Ruckversicherungs	A+	2.1	169.8	171.9	6.2
National WC Reinsurance Pool	Unrated	1.9	100.1	102.0	3.7
AXIS Reinsurance Company	A+	—	95.6	95.6	3.4
Trabaja Reinsurance Company	Unrated	1.7	93.3	95.0	3.4
Summit Insurance Company, Ltd.	Unrated	—	81.5	81.6	2.9
Global Vision II	Unrated	—	68.1	68.1	2.4
Endurance Assurance Corporation	A	.3	64.7	65.0	2.3
		$31.8	$1,440.6	$1,472.5	52.8%

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 million for workers' compensation; $5.0 million for commercial auto liability; $5.0 million for general liability; $12.0 million for executive protection (directors & officers and errors & omissions); $2.0 million for aviation; and $5.0 million for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0 million. An immaterial amount of the mortgage guaranty traditional primary risk in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other mortgage guaranty insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is (in whole dollars) $38,200 per insured loan.

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

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger is $140 million, $160 million, $180 million, and $200 million for 2017, 2018, 2019, and 2020, respectively. Once the program trigger is met, TRIPRA will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% for 2015 and declines by one percentage point per year until it reaches 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 million in excess of $5.0 million for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 million to manage the Company's net exposures.

(e) Competition. The insurance business is highly competitive and Old Republic competes with many stockholder-owned and mutual insurance companies. Many of these competitors offer more insurance coverages and have substantially greater financial resources than the Company. The rates charged for many of the insurance coverages in which the Company specializes, such as workers' compensation insurance, other property and liability insurance and title insurance, are primarily regulated by the states. The basic methods of competition available to Old Republic, aside from rates, are service to customers, expertise in tailoring insurance programs to the specific needs of its clients, efficiency and flexibility of operations, personal involvement by its key executives, and, as to title insurance, accuracy and timely delivery of evidences of title issued.

For certain types of coverages, including loan credit indemnity and mortgage guaranty insurance, the Company has historically competed in varying degrees with the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"). Mortgage insurance companies also compete by providing contract underwriting services to lenders, enabling the latter to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting processes. As already noted, the Company ceased underwriting new mortgage guaranty insurance effective August 31, 2011. The underwriting of new CCI business ceased during 2008.

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

The majority of states have also enacted insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. Old Republic's insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such legislation varies from state to state but typically requires periodic disclosure concerning the corporation which controls the registered insurers, or ultimate holding company, and all subsidiaries of the ultimate holding company, and prior approval of certain intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiary) within the holding company system. Each state has established minimum capital and surplus requirements to conduct an insurance business. At December 31, 2016 each of the Company’s General, Title, and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements. With regards to the mortgage guaranty insurance subsidiaries, refer to the discussion of the RFIG Run-off business in Item 1 (a).

(g) Employees. As of December 31, 2016, Old Republic and its subsidiaries employed approximately 8,500 persons on a full time basis. Approximately 50% of this total was represented by employees associated with the Company's title insurance segment. A majority of eligible full time employees participate in various pension plans (all of which are frozen) or other plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

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

Capitalization

Apart from dividends and interest on intercompany financing arrangements from its subsidiaries, the Company has access to various capital and liquidity resources including holding company investments and the public debt and equity capital markets. The availability of all such capital sources cannot, however, be assured and its cost could be significant at the time capital is raised. At December 31, 2016, the Company's consolidated debt to equity ratio was 34.2%.

Convertible Senior Notes and Senior Notes

Old Republic's 3.75% Convertible Senior Notes, 4.875% Senior Notes, and 3.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at December 31, 2016, and management has every expectation that its solvent state is likely to prevail. RMIC is expected to be an increasingly less significant subsidiary over time as its in force business declines.

Risk Factors Common to the Company and its Insurance Subsidiaries

Investment Risks

The Company’s investment portfolio consists primarily of highly rated debt securities and large capitalization common stocks. Its investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Changing or unprecedented market conditions could materially impact the future valuation of securities in its investment portfolio. This could cause the Company to impair the carrying value of some portion of those securities in the future. Volatility or illiquidity in the markets in which the Company holds positions may cause certain other-than-temporary impairments within its portfolio and thus lead to potentially significant adverse effects on the Company’s liquidity, financial condition and operating results.

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

Inadequate Reserves

Reserves are the amounts that an insurance company sets aside for its anticipated policy liabilities. Claim reserves are an estimate of liability for unpaid claims and claims defense and adjustment expenses, and cover both reported as well as incurred but not reported ("IBNR") claims. It is not possible to calculate precisely what these liabilities will amount to in advance and, therefore, the reserves represent a best estimate at any point in time. Such estimates are based upon known historical loss data, certain assumptions and expectations of future trends in claim frequency and severity, inflation and other economic considerations. The latter are affected by a variety of factors over which insurers have little or no control and which can be quite volatile.

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

Regulatory Environment

The Company's insurance businesses are subject to extensive governmental regulation under state laws in the U.S. and the laws of each of the few other jurisdictions outside the U.S. in which they operate. These regulations relate to such matters as licensing requirements, types of insurance products that may be sold, premium rates, marketing practices, capital and surplus requirements, investment limitations, underwriting limitations, dividend payment limitations, transactions with affiliates, accounting practices, taxation and other matters. While most of the regulation is at the state level in the U.S., the federal government has increasingly expressed an interest in regulating the insurance business and has injected itself through the Graham-Leach-Bliley Act, the Patriot Act, the Dodd-Frank Wall Street Reform and

Consumer Protection Act of 2009. Likewise, changes in the Internal Revenue Code and other regulations bear directly on the costs of conducting an insurance business through increased compliance expenses.

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

Financial Institutions Risk

The Company's subsidiaries have significant business relationships with financial institutions, particularly national banks. The subsidiaries are the beneficiaries of a considerable amount of security in the form of letters of credit and trusteed funds and investments which they hold as collateral securing the obligations of insureds and certain reinsurers. Some of the banks themselves have subsidiaries that reinsure the Company's business. Other banks are depositories holding large sums of money in escrow accounts established by the Company's title subsidiaries. There is thus a risk of concentrated financial exposures in one or more such banking institutions. If any of these institutions fail or are unable to honor their credit obligations, or if escrowed funds become lost or tied up due to the failure of a bank, the result could have a materially adverse effect on the Company's business, results of operations and financial condition.

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

Information Technology Systems
The Company is dependent to a large degree on the successful functioning and security of its information technology systems to conduct its varied business operations. These systems are relied upon to communicate with producers and insureds, underwrite business, issue policies and process premiums, adjust and pay claims, and prepare financial analysis and reporting. A significant interruption or inability to access these systems or corruption of the data they house due to, among other events, system failure, natural disaster, or cyber-attack could have a material effect on the Company's business and expose it to significant monetary and reputational damages.
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

Reinsurance

Reinsurance is a contractual arrangement whereby one insurer (the reinsurer) assumes some or all of the risk exposure written by another insurer (the reinsured). The Company depends on reinsurance to manage its risks both in terms of the amount of coverage it is able to write, the amount it is able to retain for its own account, and the price at which it is able to write it. The availability of reinsurance and its price, however, are generally determined in the reinsurance market by conditions beyond the Company's control.

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

Insureds as Credit Risks

A significant amount of Old Republic's liability and workers' compensation business, particularly for large commercial insureds, is written on the basis of risk sharing underwriting methods utilizing large deductibles, captive insurance risk retentions, or other arrangements whereby the insureds effectively retain and fund varying and at times significant amounts of their losses. Their financial strength and ability to pay are carefully evaluated as part of the underwriting process and monitored periodically thereafter, and their retained exposures are estimated and collateralized based on pertinent credit analysis and evaluation. Because the Company is primarily liable for losses incurred under its policies, the possible failure or inability of insureds to honor their retained liability represents a credit risk. Any subsequently developing shortage in the amount of collateral held would also be a risk, as would the failure or inability of a bank to honor a draw on a collateral trust or a letter of credit issued as collateral. These risk factors could have a materially adverse impact on the Company's results of operations and financial condition.

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

Competition

Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top four title insurance companies during 2016 accounted for about 86% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is always competition among the major companies for key employees, especially those engaged in business production. Among the four largest national title insurers, the Company’s title insurance subsidiaries rely upon independent agencies to produce most of their business, whereas the other title insurers rely more on owned agencies. Independent agencies can direct business to any title insurer, whereas owned agencies will only direct business to their parent or affiliated title insurers. The Company’s title subsidiaries are therefore more vulnerable to a loss of business than are the other largest title companies.

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

From time to time the Company's title insurance subsidiaries are named as defendants or are otherwise involved in various legal proceedings, including class actions and other litigated disputes with third parties, and proceedings or civil investigations brought by regulatory agencies. Any resulting adverse judgments, settlements, fines, penalties or other rulings could have, directly or indirectly, a material adverse effect on the Company's financial condition, results of operations or business reputation. Litigation or other disputes between the Company’s mortgage insurance subsidiaries and insured mortgage lenders could also have an adverse effect on the Company’s title insurance subsidiaries if, as a result, the lenders threatened to or discontinued accepting title insurance or title related services from the Company’s title insurers.

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

RFIG Run-off Business

Mortgage Guaranty Business in Run-off; Possible Material Losses, Statutory Capital Impairment, and Receivership

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted RMIC's statutory capital base and forced it to discontinue writing new business in 2011. The insurance laws of 16 jurisdictions, including RMIC and RMICNC’s domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a “minimum policyholder position” (“MPP”) of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its sister company, RMICNC, discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. They were placed under administrative supervision by the North Carolina Department of Insurance ("NCDOI") the following year and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and RMICNC. Under the Amended Plan, RMIC and RMICNC were authorized to pay 100% of their DPOs accrued as of June 30, 2014, and to settle all subsequent valid claims entirely in cash, without establishing any DPOs. In anticipation of receiving this Final Order, ORI invested $125.0 million in cash and securities to RMIC in June 2014. In mid-July 2014, in furtherance of the Final Order, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657.0 million relating to fully settled claims charged to periods extending between January 19, 2012 and June 30, 2014. Both subsidiaries remain under the supervision of the NCDOI as they continue to operate in run-off mode. The approval of the Amended Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Amended Plan in the future as circumstances may warrant.

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

There can be no assurance that RMIC and RMICNC will emerge from the run-off as solvent companies or that the conditions or the duration of the run-off of their business will remain unchanged or that they will remain under supervision.

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

Fewer Coverage Rescissions

The Company may rescind its mortgage guaranty and consumer credit indemnity coverages whenever it finds evidence that a loan did not qualify for insurance coverage in the first instance, or that a material misrepresentation had been made in the loan application by the borrower, the lender, and/or its agent. Between 2008 and 2010 the number and rate of coverage rescissions and claim denials rose dramatically. As a result, rescissions reduced materially the percentage of approved claims, and loss reserving estimates have reflected assumptions about the levels of rescission activity. Since 2010 the number and rate of rescissions and denials has continued to decline.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 47% is occupied by Old Republic, and the remainder is leased to others. In addition to its Chicago building, the Company owns one other major office building. A subsidiary of the Title Insurance Group partially occupies its owned operations headquarters building in Minneapolis, Minnesota. This building contains 110,000 square feet of floor space of which approximately 91% is occupied by the Title Insurance Group, and the remainder is leased to others. Six smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2016 was $49.2 million.

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

On December 19, 2008, Old Republic Insurance Company and Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware ("BNYM") in the Circuit Court, Cook County, Illinois (Old Republic Insurance Company, et al. v. Countrywide Bank FSB, et al.) seeking rescission of various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account, a declaratory judgment and money damages based upon systemic material misrepresentations and fraud by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications. Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies, as well as unspecified compensatory and punitive damages. The Court ruled that Countrywide does not have standing to counterclaim with respect to the policies insuring the securitized loans because those policies were issued to BNYM. In response, Countrywide and BNYM jointly filed a motion asking the Court to allow an amended counterclaim in which BNYM would raise substantially similar allegations as those raised by Countrywide and make substantially similar requests but with respect to the policies issued to BNYM. The Court dismissed their motion, with leave to re-plead the counterclaim. BNYM's subsequent attempt to re-plead was granted by the Court and BNYM has re-pleaded its counterclaim. Pursuant to a revised case management order, a multi-phase trial is set to begin September 25, 2017.

On December 30, 2011 and on January 4, 2013, purported class action suits alleging RESPA violations were filed in the Federal District Court, for the Eastern District of Pennsylvania targeting RMIC, other mortgage guaranty insurance companies, PNC Financial Services Group (as successor to National City Bank) and HSBC Bank USA, N.A., and their wholly-owned captive insurance subsidiaries. (White, Hightower, et al. v. PNC Financial Services Group (as successor to National City Bank) et al.), (Ba, Chip, et al. v. HSBC Bank USA, N.A., et al.). The lawsuits are two of twelve against various lenders, their captive reinsurers and the mortgage insurers, filed by the same law firms. All of these lawsuits were substantially identical in alleging that the mortgage guaranty insurers had reinsurance arrangements with the defendant banks' captive insurance subsidiaries under which payments were made in violation of the anti-kickback and fee splitting prohibitions of Sections 8(a) and 8(b) of RESPA. Ten of the twelve suits have been dismissed. A class has not been certified in either remaining suit. Those two remaining suits seeking unspecified damages, costs, fees and the return of the allegedly improper payments were settled with an agreement to make nominal payments. Ba has been dismissed with prejudice and White is awaiting the Court's dismissal.

On October 9, 2014, Intellectual Ventures I LLC and Intellectual Ventures II LLC (collectively, "IV") served a complaint naming as defendants Old Republic National Title Insurance Company, Old Republic Title Insurance Group, Inc., Old Republic Insurance Company and Old Republic General Insurance Group, Inc. (collectively, "Old Republic")(Intellectual Ventures I LLC et al. v. Old Republic General Insurance Group, Inc. et al.). The lawsuit was brought in the United States District Court for the Western District of Pennsylvania. IV alleged that Old Republic has infringed three patents and sought damages, costs, expenses, and pre-judgment and post-judgment interest for the alleged infringement, in addition to injunctive relief. On October 14, 2014, Old Republic filed a motion to dismiss each count of the complaint on the grounds that the patents fail to meet the patentability test established by the United States Supreme Court in Alice Corp. Pty. Ltd. v. CLS Bank, 134 S.Ct. 2347 (2014). The Court granted Old Republic’s motion to dismiss on all three patents on September 25, 2015. Concurrently, Old Republic filed inter partes review petitions challenging validity of the patents before the United States Patent & Trademark Office ("USPTO") in late September and early October, 2015. In late October, 2015, IV filed notice of its appeal of the District Court’s dismissal of its claims. The appeal has been argued before the United States Court of Appeal for the Federal Circuit and a decision is pending. The Patent Trial and Appeal Board ("PTAB") of the USPTO has accepted the petitions challenging the validity of all three patents and has until early April, 2017, to rule.

On January 20, 2015, Intellectual Ventures II LLC filed two complaints in the United States District Court for the Eastern District of Texas naming as defendants Great West Casualty Company and BITCO General Insurance Corporation and BITCO National Insurance Company. (Intellectual Ventures II LLC v. Great West Casualty Company) and (Intellectual Ventures II LLC v. BITCO General Insurance Corporation et al.) The plaintiff alleges a single patent infringement and seeks damages, costs, expenses, and pre-judgment and post-judgment interest in addition to injunctive relief. On April 9, 2015, plaintiff amended each complaint to allege a second patent infringement claim. The District Court set a trial date in September, 2016. In August and September, 2015, Great West and BITCO filed inter partes review petitions challenging the validity of claims under the patents before the PTAB. Both petitions were accepted for review. On May 11, 2016, the parties filed a stipulation of dismissal on one of the patent infringement claims in the District Court. On June 29, 2016, IV disclaimed all claims it asserted against Great West and BITCO on that patent and, accordingly, the inter partes review was terminated by the PTAB. With respect to the remaining single patent infringement claim, on May 12, 2016, the District Court issued a stay on the suit until such time as the PTAB issues its ruling on the inter partes review. On January 17, 2017, the PTAB issued its ruling, finding all but one claim under the patent to be unpatentable. Further, on February 6, 2017, noting that a separate inter partes review for all claims under the patent, including the single claim remaining in the BITCO and Great West lawsuits, is ongoing between IV and another party, the District Court extended the stay until January 20, 2018.

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

The Company does not believe it probable that any of these actions will have a material adverse effect on its consolidated financial position, results of operations or cash flows, though there can be no assurance in those regards. The Company has made an estimate of its potential liability under certain of these lawsuits and the counterclaim, all of which seek unquantified damages, attorneys' fees and expenses. Because of the uncertainty of the ultimate outcomes of the aforementioned disputes, additional costs may arise in future periods beyond the Company's current reserves. It is also unclear what effect, if any, the run-off operations of RMIC and its limited capital will have in the actions against it.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low sales prices as reported on the New York Stock Exchange and cash dividends declared for each quarterly period during the past two years were as follows:

		Sales Price		Cash
		High	Low	Dividends
1st quarter	2015	$15.30	$13.59	$.1850
2nd quarter	2015	16.24	14.75	.1850
3rd quarter	2015	16.90	14.86	.1850
4th quarter	2015	$19.11	$15.24	$.1850

1st quarter	2016	$18.74	$17.09	$.1875
2nd quarter	2016	19.36	17.75	.1875
3rd quarter	2016	20.00	17.55	.1875
4th quarter	2016	$19.22	$16.51	$.1875

As of January 31, 2017, there were 2,180 registered holders of the Company's Common Stock. See Note 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five Year Performance Graphs for Common Stock

The following tables, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2016. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following tables has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Total return data is shown in two tables. The table for Peer Group 1 consists of the following publicly held corporations selected by the Company for its 2011 to 2016 comparison: American Financial Group, Inc., American International Group, Inc., Chubb Limited, Cincinnati Financial Corporation, Fidelity National Financial, Inc., First American Financial Corporation, Markel Corporation, Stewart Information Services Corporation, Travelers Companies, Inc., and XL Group Plc.

The Peer Group 2 table is included for comparative purposes. It consists of the following publicly held corporations selected by the Company for its 2010 to 2015 comparison as included in its 2015 Annual Report on Form 10-K: American Financial Group, Inc., Chubb Limited, (formally Ace Ltd., which changed its name to Chubb Limited upon completion of its acquisition of the Chubb Corporation), Cincinnati Financial Corporation, Fidelity National Financial, Inc., First American Financial Corporation, Markel Corporation, Stewart Information Services Corporation, Travelers Companies, Inc., and XL Group Plc. Peer Group 2 is comprised of the same companies as in Peer Group 1 except that American International Group, Inc. replaced The Chubb Corporation.

The composition of the Peer Group companies has been approved by the Compensation Committee.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group 1
(For the five years ended December 31, 2016)

	Dec 11	Dec 12	Dec 13	Dec 14	Dec 15	Dec 16
ORI	$100.00	$123.84	$210.94	$187.43	$249.84	$265.04
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
Peer Group	100.00	134.96	185.19	211.08	234.55	258.43

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group 2
(For the five years ended December 31, 2016)

	Dec 11	Dec 12	Dec 13	Dec 14	Dec 15	Dec 16
ORI	$100.00	$123.84	$210.94	$187.43	$249.84	$265.04
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
Peer Group	100.00	121.67	160.62	184.64	210.29	229.20

Item 6 - Selected Financial Data ($ in millions, except share data)

December 31:	2016	2015	2014	2013	2012
FINANCIAL POSITION:
Cash and Invested Assets (a)	$12,995.8	$11,475.5	$11,291.6	$11,109.1	$10,800.6
Other Assets (c)	5,595.7	5,626.1	5,685.2	5,417.5	5,416.6
Total Assets	$18,591.6	$17,101.6	$16,976.9	$16,526.7	$16,217.3

Liabilities, Other than Debt	$12,591.1	$12,267.8	$12,099.0	$12,190.1	$12,057.6
Debt (c)	1,528.7	952.8	953.7	561.6	563.4
Total Liabilities	14,119.9	13,220.7	13,052.8	12,751.7	12,621.0
Preferred Stock	—	—	—	—	—
Common Shareholders' Equity	4,471.6	3,880.8	3,924.0	3,775.0	3,596.2
Total Liabilities and Shareholders' Equity	$18,591.6	$17,101.6	$16,976.9	$16,526.7	$16,217.3

Total Capitalization (b)	$6,000.4	$4,833.7	$4,877.8	$4,336.6	$4,159.6

Years Ended December 31:	2016	2015	2014	2013	2012
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned	$5,333.2	$5,179.4	$4,811.1	$4,885.6	$4,471.0
Net Investment and Other Income	494.3	495.4	447.1	408.9	451.1
Realized Investment Gains (Losses)	72.8	91.3	272.3	148.1	47.8
Net Revenues	5,900.5	5,766.1	5,530.7	5,442.7	4,970.1
Benefits, Claims, and
Settlement Expenses	2,347.9	2,459.3	2,514.5	2,238.3	2,765.3
Underwriting and Other Expenses	2,866.5	2,675.0	2,406.6	2,531.3	2,333.3
Pretax Income (Loss)	686.0	631.8	609.4	672.9	(128.5)
Income Taxes (Credits)	219.0	209.6	199.7	225.0	(59.8)
Net Income (Loss)	$466.9	$422.1	$409.7	$447.8	$(68.6)

COMMON SHARE DATA:
Net Income (Loss):
Basic	$1.80	$1.63	$1.58	$1.74	$(.27)
Diluted	$1.62	$1.48	$1.44	$1.57	$(.27)

Dividends: Cash	$.75	$.74	$.73	$.72	$.71

Book Value	$17.20	$15.02	$15.15	$14.64	$14.03

Common Shares (thousands):
Outstanding	259,906	258,459	259,012	257,937	256,392

Average: Basic	259,429	259,502	258,553	257,443	255,812
Diluted	296,379	296,088	295,073	293,684	255,812
__________

(a)	Consists of cash, investments and accrued investment income.

(b)	Total capitalization consists of debt, preferred stock, and common shareholders' equity.

(c)
Certain debt amounts have been reduced due to the reclassification of relatively immaterial debt issuance costs previously classified as deferred assets, in order to comply with a 2015 pronouncement by the Financial Accounting Standards Board (FASB).

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI" or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for .4% of consolidated operating revenues for the year ended December 31, 2016 and .9% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases, most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements is guidance recently issued by the FASB relative to short-duration insurance contracts, revenue recognition, recognition and measurement of financial instruments, lease accounting, simplification of certain aspects of accounting for share-based payment award transactions, and accounting for credit losses on financial instruments, all of which are discussed further in the Notes to Consolidated Financial Statements.

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

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from shareholders' capital. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed maturity and equity securities for long periods of time is in turn enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in large capitalization, highly liquid equity securities.

In light of the above factors, the Company's affairs are managed for the long run and without significant regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, such short reporting time frames do not comport well with the long-term nature of much of its business. Management therefore believes that the Company's operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five- or preferably ten-year intervals. A ten-year period in particular can likely encompass at least one economic and/or underwriting cycle and thereby provide an appropriate time frame for such cycle to run its course, and for premium rate changes and reserved claim costs to be quantified and emerge in financial results with greater finality and effect.

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY

Pretax operating income comparisons with 2015 were marked by relatively stable general insurance performance, by record-setting title insurance earnings, and by better underwriting results in the RFIG run-off segment. 2016 consolidated net income, however, grew at a slower pace as realized investment gains were lower than prior year levels. 2015's pretax operating income, by comparison to 2014, was enhanced by greater General Insurance underwriting and investment income, and by the then record-setting full year performance of Old Republic’s Title Insurance business. 2015 consolidated net income, however, was affected by lower realized gains from sales of investment securities in comparison with the substantial gains registered in 2014. The segmented components of consolidated results and related data are summarized in the following table.

Financial Highlights
					% Change
					2016	2015
Years Ended December 31:	2016	2015		2014	vs. 2015	vs. 2014
Operating revenues:
General insurance	$3,354.7	$3,313.3		$3,113.5	1.3%	6.4%
Title insurance	2,244.1	2,080.7		1,791.6	7.9	16.1
Corporate and other	35.4	35.8	(a)	70.0	(0.9)	(48.9)
Subtotal	5,634.3	5,429.8		4,975.3	3.8	9.1
RFIG run-off business	193.2	245.0		282.9	(21.1)	(13.4)
Total	$5,827.6	$5,674.8		$5,258.3	2.7%	7.9%
Pretax operating income (loss):
General insurance	$319.9	$336.4		$221.3	(4.9)%	52.0%
Title insurance	210.2	166.8		99.5	26.0	67.6
Corporate and other	13.0	7.6		5.7	69.6	32.7
Subtotal	543.3	511.0		326.7	6.3	56.4
RFIG run-off business	69.8	29.4		10.3	136.9	183.6
Total	613.1	540.4		337.1	13.4	60.3
Realized investment gains (losses):
From sales	77.8	91.3		272.3	(14.8)	(66.5)
From impairments	(4.9)	—		—	N/M	—
Net realized investment gains (losses)	72.8	91.3		272.3	(20.2)	(66.5)
Consolidated pretax income (loss)	686.0	631.8		609.4	8.6	3.7
Income taxes (credits)	219.0	209.6		199.7	4.5	5.0
Net income (loss)	$466.9	$422.1		$409.7	10.6%	3.0%
Components of diluted earnings per share:
Net operating income (loss):
General insurance	$0.76	$0.76		$0.52
Title insurance	0.46	0.37		0.22
Corporate and other	0.09	0.08		0.08
Subtotal	1.31	1.21		0.82
RFIG run-off business	0.15	0.07		0.02
Total	1.46	1.28		0.84
Net realized investment gains (losses)	0.16	0.20		0.60
Net income (loss)	$1.62	$1.48		$1.44
Cash dividends paid per share	$0.75	$0.74		$0.73
Ending book value per share	$17.20	$15.02		$15.15

(a)	Reflects the transfer of accident insurance business from a life and accident subsidiary to a general insurance affiliate resulting in a $26.4 reduction in premiums during 2015.

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

The recognition of realized investment gains or losses can be highly discretionary due to such factors as the timing of individual securities sales, the recording of estimated losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors. In recent years, asset management operations have in part been reoriented toward an enhancement of income from interest and dividends. This strategy has led to a minimization of non-income producing or low-yielding securities. Proceeds from such securities' sales and maturities, as well as newly investable funds have largely been directed to purchases of higher yielding common shares of U.S. companies with distinguished long-term records of earnings and dividend growth. More recently the Company has allotted greater investable funds to tax exempt issues which tend to generate pretax yields lower than those of fully taxable corporate or U.S. Government fixed maturity securities.

General Insurance Results - The table below shows the major elements effecting general insurance performance for the periods reported upon.

	General Insurance Group
				% Change
				2016	2015
Years Ended December 31:	2016	2015	2014	vs. 2015	vs. 2014
Net premiums earned	$2,936.3	$2,894.7	$2,735.6	1.4%	5.8%
Net investment income	312.1	312.1	278.8	—	12.0
Other income	106.2	106.3	99.0	(0.1)	7.4
Operating revenues	3,354.7	3,313.3	3,113.5	1.3	6.4
Benefits and claim costs	2,143.1	2,143.5	2,132.3	—	0.5
Sales and general expenses	833.9	786.6	726.3	6.0	8.3
Interest and other costs	57.6	46.6	33.5	23.7	39.0
Total operating expenses	3,034.7	2,976.8	2,892.2	1.9	2.9
Pretax operating income (loss)(*)	$319.9	$336.4	$221.3	(4.9)%	52.0%

Benefit and claim ratio	73.0%	74.1%	77.9%	(1.5)%	(4.9)%
Expense ratio	24.8	23.5	22.9	5.5	2.6
Composite underwriting ratio	97.8%	97.6%	100.8%	0.2%	(3.2)%
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $33.8, $58.6, and $108.8 of pretax operating losses for 2016, 2015, and 2014, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

General insurance pretax operating earnings for 2016 were marked by reasonably stable underwriting and investment income contributions, whereas 2015 general operating earnings benefitted from more positive underwriting performance as compared to 2014.

2016 earned premiums were basically level with the preceding year’s production with trends unevenly distributed among various insurance coverages. Low to mid-single digit gains were experienced in commercial automobile (trucking) and national accounts, as well as other coverages such as home warranty. Premium volume from a new underwriting facility established in early 2015 also added measurably to earned premiums in 2016. In other regards, 2016 premium levels were hindered by lower volume in a large account contractors book of business operating in a particularly competitive environment, and by reduced production in the energy services field. 2015 earned premium revenues rose for most insurance coverages with production spurred by both new business and a continuation of strong renewal rates for existing business. Net investment income advanced in 2015 and 2014. In the most recent years, this revenue source has generally trended higher due to a rising invested asset base and enhanced yields largely obtained from a greater, high quality common stock portfolio. 2015 investment income also benefitted from the receipt of two special common stock dividends.

Consolidated general insurance benefit and claim costs were reasonably stable during 2016. Unfavorable developments of reserves established in prior years nonetheless added 0.3 percentage points to the benefit and claim ratio. By comparison to 2014, the 2015 claim ratio reflects lower expense provisions for current and prior years' claim occurrences. Claim ratios for 2015 and 2014 were inclusive of 1.5 and 3.9 percentage point additions arising from unfavorable developments, respectively. The slightly higher sales and general expense ratio in 2016 resulted mostly from greater costs incurred in the above-noted underwriting facility, additional litigation cost provisions in the year's second quarter, and by a slightly different premium mix and attendant production costs associated with the business’ responses to recurring changes in insurance market conditions and opportunities. 2015 production and general operating expenses held fairly steady in context of revenue trends by comparison to 2014.

In management’s opinion, year-to-date fluctuations in reported benefit and claim ratios are not particularly meaningful in evaluating trends in Old Republic's long-term liability-oriented mix of insurance business. Absent significant economic and insurance industry dislocations in the foreseeable future, management currently anticipates that recent years' uptrends in these ratios should abate and revert gradually to long-term targeted annual averages in the high 60%s to low 70%s.

Title Insurance Results - The table below shows the major operating elements effecting this segment’s posting of all-time earnings records in 2016.

	Title Insurance Group
				% Change
				2016	2015
Years Ended December 31:	2016	2015	2014	vs. 2015	vs. 2014
Net premiums and fees earned	$2,206.6	$2,045.3	$1,759.2	7.9%	16.3%
Net investment income	36.2	34.0	29.9	6.3	13.9
Other income	1.2	1.3	2.4	(7.8)	(45.8)
Operating revenues	2,244.1	2,080.7	1,791.6	7.9	16.1
Claim costs	84.3	99.2	91.9	(15.0)	8.0
Sales and general expenses	1,941.8	1,807.0	1,592.3	7.5	13.5
Interest and other costs	7.6	7.5	7.8	1.8	(4.7)
Total operating expenses	2,033.8	1,913.8	1,692.0	6.3	13.1
Pretax operating income (loss)	$210.2	$166.8	$99.5	26.0%	67.6%

Claim ratio	3.8%	4.9%	5.2%	(22.4)%	(5.8)%
Expense ratio	87.9	88.3	90.4	(0.5)	(2.3)
Composite underwriting ratio	91.7%	93.2%	95.6%	(1.6)%	(2.5)%

The continuation of a favorable mortgage rate environment and generally improving housing and commercial property markets led to higher revenues from title premiums and fees in 2016. This was achieved in spite of the adverse effects that government-imposed mortgage disclosure rules, implemented during the last quarter of 2015, have had on the consummation of real estate transactions nationally. Significant premiums and fees growth in 2015 benefitted from stronger housing and commercial property transactions and the segment’s expanded market share. Premiums and fees in 2014 reflect a significant drop in refinance transactions from higher levels reached in 2013.

As the above table shows, 2016 operations registered a further expansion of underwriting margins. Claim ratios trended down in the face of declining claims activity since the Great Recession years and from favorable developments of reserves established in prior years. These developments lowered the claim ratios by 1.1, 0.6, and .08 percentage points for the years ended December 31, 2016, 2015, and 2014, respectively. The operating expense ratio for these periods remained generally aligned with premiums and fees levels.

Please see next page for the continuing report

RFIG Run-off Business Results - The table below shows the key operating elements of this run-off book of business and their contributions to combined MI and CCI results.

	RFIG Run-off Business
				% Change
				2016	2015
Years Ended December 31:	2016	2015	2014	vs. 2015	vs. 2014
A. Mortgage Insurance (MI):
Net premiums earned	$154.1	$195.9	$227.6	(21.3)%	(13.9)%
Net investment income	22.0	24.2	26.9	(8.9)	(10.1)
Claim costs	52.5	110.5	111.0	(52.4)	(0.5)
Pretax operating income (loss)	$105.0	$89.9	$121.6	16.8%	(26.0)%

Claim ratio	34.1%	56.4%	48.8%	(39.5)%	15.6%
Expense ratio	12.0	10.1	9.7	18.8	4.1
Composite underwriting ratio	46.1%	66.5%	58.5%	(30.7)%	13.7%

B. Consumer Credit Insurance (CCI):
Net premiums earned	$15.8	$23.9	$27.7	(33.8)%	(13.7)%
Net investment income	1.1	0.8	0.5	31.3	47.7
Benefits and claim costs	50.0	83.0	137.2	(39.8)	(39.4)
Pretax operating income (loss)(*)	$(35.2)	$(60.4)	$(111.2)	41.7%	45.6%

Claim ratio	315.9%	346.9%	494.4%	(8.9)%	(29.8)%
Expense ratio	13.9	9.2	8.5	51.1	8.2
Composite underwriting ratio	329.8%	356.1%	502.9%	(7.4)%	(29.2)%

C. Total MI and CCI run-off business:
Net premiums earned	$170.0	$219.9	$255.4	(22.7)%	(13.9)%
Net investment income	23.2	25.1	27.5	(7.5)	(8.9)
Benefits and claim costs	102.6	193.6	248.2	(47.0)	(22.0)
Pretax operating income (loss)	$69.8	$29.4	$10.3	136.9%	183.6%

Claim ratio	60.4%	88.0%	97.2%	(31.4)%	(9.5)%
Expense ratio	12.2	10.0	9.5	22.0	5.3
Composite underwriting ratio	72.6%	98.0%	106.7%	(25.9)%	(8.2)%
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $33.8, $58.6, and $108.8 of pretax operating losses for 2016, 2015, and 2014, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified and are included for segment reporting purposes such that section (B) in the above table incorporates 100% of the CCI run-off business results.

Consistent with a run-off operating mode, further declines of earned premiums were posted by the MI and CCI lines. MI investment income was also lower as reduced premium volumes and ongoing claim payments affected downward pressures on the invested asset base.

Continued declines in reported delinquencies and the higher rates at which reported mortgage loan defaults are cured or otherwise resolved without payment have led to generally declining claim costs and the related ratios to earned premiums for the past four years. Furthermore, the 2016 claim ratio was less affected by litigation expense provisions that impacted adversely the 2015 ratio. Favorable developments of previously established claim reserves lowered claim ratios by 39.8, 65.0, and 69.3 percentage points in 2016, 2015 and 2014, respectively.

In addition to a quickly declining premium base, operating results for the much smaller CCI run-off line portray greater annual volatility in claim costs and related ratios. In 2016 and several prior years, the latter have been particularly impacted by ongoing costs of a near-eight-year long commercial dispute being litigated with Bank of America and its acquired Countrywide mortgage banking subsidiaries.

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

	Corporate and Other Operations
				% Change
				2016	2015
Years Ended December 31:	2016	2015	2014	vs. 2015	vs. 2014
Net premiums earned	$20.1	$19.4	$60.7	3.7%	(67.9)%
Net investment income	15.4	17.2	9.2	(10.6)	87.0
Other income	(0.1)	(0.9)	—	82.4	N/M
Operating revenues	35.4	35.8	70.0	(0.9)	(48.9)
Benefits and claim costs	17.7	22.8	42.0	(22.4)	(45.6)
Insurance expenses	7.8	6.3	26.5	24.0	(76.1)
Corporate, interest and other expenses-net	(3.2)	(1.1)	(4.3)	(188.0)	74.4
Total operating expenses	22.4	28.1	64.2	(20.2)	(56.3)
Pretax operating income (loss)	$13.0	$7.6	$5.7	69.6%	32.7%

Consolidated Results - The consolidated changes and occurrences in Old Republic’s segmented business for the periods reported upon are shown below:

	ORI Consolidated
				% Change
				2016	2015
Years Ended December 31:	2016	2015	2014	vs. 2015	vs. 2014
Net premiums and fees earned	$5,333.2	$5,179.4	$4,811.1	3.0%	7.7%
Net investment income	387.0	388.6	345.5	(0.4)	12.5
Other income	107.3	106.7	101.6	0.5	5.1
Operating revenues	5,827.6	5,674.8	5,258.3	2.7	7.9
Benefits and claim costs	2,347.9	2,459.3	2,514.5	(4.5)	(2.2)
Sales and general expenses	2,816.3	2,633.0	2,381.0	7.0	10.6
Interest and other costs	50.2	41.9	25.6	19.8	63.4
Total operating expenses	5,214.5	5,134.3	4,921.2	1.6	4.3
Pretax operating income (loss)	613.1	540.4	337.1	13.4	60.3
Income taxes (credits)	193.5	177.7	104.3	8.9	70.3
Net operating income (loss)	419.6	362.7	232.7	15.7	55.9
Realized investment gains (losses)	72.8	91.3	272.3	(20.2)	(66.5)
Income taxes (credits) on realized
investment gains (losses)	25.5	31.9	95.3	(20.2)	(66.5)
Net realized investment gains (losses)	47.3	59.3	177.0	(20.2)	(66.5)
Net income (loss)	$466.9	$422.1	$409.7	10.6%	3.0%

Benefit and claim ratio	44.0%	47.5%	52.3%	(7.4)%	(9.2)%
Expense ratio	50.6	48.5	47.1	4.3	3.0
Composite underwriting ratio	94.6%	96.0%	99.4%	(1.5)%	(3.4)%

Consolidated operating cash flow (deficit)	$637.3	$688.2	$(181.2)	(7.4)%	N/M

Consolidated operating cash flow was additive to investable funds and operating needs in the amount of $637.3 and $688.2 for the years ended December 31, 2016 and 2015, respectively, while 2014 registered a deficit of $181.2. Excluding inherently negative operating cash flows in the MI and CCI run-off business, these amounts would be $739.8, $812.8, and $702.8 in 2016, 2015 and 2014, respectively.

The sum-total of Old Republic's segmented results is represented by the following major components of pretax consolidated income:

				% Change
				2016	2015
Years Ended December 31:	2016	2015	2014	vs. 2015	vs. 2014
Pretax operating income:
Underwriting and related services:
All segments except RFIG	$229.7	$189.4	$34.4	21.3%	N/M
RFIG run-off	46.6	4.3	(17.1)	N/M	125.4%
Subtotal	276.3	193.7	17.2	42.6	N/M
Net investment income	387.0	388.6	345.5	(0.4)	12.5
Interest and other costs	(50.2)	(41.9)	(25.6)	(19.8)	(63.4)
Total	613.1	540.4	337.1	13.4	60.3
Realized investment gains (losses)	72.8	91.3	272.3	(20.2)	(66.5)
Consolidated pretax income (loss)	$686.0	$631.8	$609.4	8.6%	3.7%

Cash, Invested Assets, and Shareholders' Equity - The table below shows Old Republic’s consolidated cash and invested asset balances as well as the shareholders’ equity account at the dates shown:

	Cash, Invested Assets, and Shareholders' Equity
				% Change
				2016	2015
As of December 31:	2016	2015	2014	vs. 2015	vs. 2014
Cash and invested assets:
Available for sale carried at fair value	$12,021.0	$11,119.6	$11,291.6	8.1%	(1.5)%
Held to maturity carried at amortized cost	974.8	355.8	—	173.9	N/A
Total per balance sheet	$12,995.8	$11,475.5	$11,291.6	13.2%	1.6%
Original cost basis of all	$12,360.3	$11,284.5	$10,717.9	9.5%	5.3%

Shareholders' equity: Total	$4,471.6	$3,880.8	$3,924.0	15.2%	(1.1)%
Per common share	$17.20	$15.02	$15.15	14.5%	(0.9)%

Composition of shareholders' equity per share:
Equity before items below	$15.96	$14.91	$14.02	7.0%	6.3%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	1.24	0.11	1.13
Total	$17.20	$15.02	$15.15	14.5%	(0.9)%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$15.93	$14.06	$14.35	13.3%	(2.0)%
RFIG run-off segment	1.27	0.96	0.80
Consolidated total	$17.20	$15.02	$15.15	14.5%	(0.9)%

Old Republic's invested assets are managed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of the insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, as well as the long-term stability of the subsidiaries’ capital accounts. To this end, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

As of December 31, 2016, the consolidated investment portfolio reflected an allocation of approximately 77 percent to fixed-maturity and short-term investments, and 23 percent to equities. Investments in high quality, dividend-paying equity securities have been singularly emphasized since 2013, and the asset quality of the fixed maturity portfolio has remained at high levels.

Changes in shareholders' equity per share are shown in the following table. As indicated, these resulted mostly from net income, dividend payments to shareholders, and changes in the value of invested assets carried at fair value in the periods reported upon.

	Shareholders' Equity Per Share
Years Ended December 31:	2016	2015	2014
Beginning balance	$15.02	$15.15	$14.64
Changes in shareholders' equity:
Net operating income (loss)	1.62	1.40	0.90
Net realized investment gains (losses):
From sales	0.19	0.23	0.68
From impairments	(0.01)	—	—
Subtotal	0.18	0.23	0.68
Net unrealized investment gains (losses)	1.12	(0.96)	(0.08)
Total realized and unrealized investment gains (losses)	1.30	(0.73)	0.60
Cash dividends	(0.75)	(0.74)	(0.73)
Stock issuance, foreign exchange, and other transactions	0.01	(0.06)	(0.26)
Net change	2.18	(0.13)	0.51
Ending balance	$17.20	$15.02	$15.15
Percentage change for the period	14.5%	(0.9)%	3.5%

Capitalization - As shown in the following table, Old Republic’s capitalization rose in 2016 as a result of a new debt issue and a greater shareholders’ equity balance.

	Capitalization (*)
As of December 31:	2016	2015	2014
Debt:
3.75% Convertible Senior Notes due 2018	$547.8	$546.0	$544.1
4.875% Senior Notes due 2024	395.6	395.1	394.5
3.875% Senior Notes due 2026	544.6	—	—
ESSOP debt with an average yield of 4.0%, 3.7%,
and 3.7%, respectively	8.1	11.7	15.0
Other miscellaneous debt with an average yield of 1.9%	32.4	—	—
Total debt	1,528.7	952.8	953.7
Common shareholders' equity	4,471.6	3,880.8	3,924.0
Total capitalization	$6,000.4	$4,833.7	$4,877.8

Capitalization ratios:
Debt	25.5%	19.7%	19.7%
Common shareholders' equity	74.5	80.3	80.3
Total	100.0%	100.0%	100.0%

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity and equity investments; b) the valuation of deferred income tax assets; c) the establishment and recoverability of deferred acquisition costs; d) the recoverability of reinsured paid and/or outstanding losses; and e) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the pertinent sections of this Management Analysis and are summarized as follows:

(a) Other-than-temporary impairments in the value of investments:

The Company completes a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. All securities in an unrealized loss position are reviewed. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with any unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period is considered OTTI. The decline in value of a security deemed OTTI is included in the determination of net income and a new cost basis is established for financial reporting purposes.

The Company recognized $4.9 of OTTI adjustments for the year ended December 31, 2016 and no adjustments for the same periods of 2015 and 2014.

(b) The valuation of deferred income tax assets

The Company uses the asset and liability method of calculating deferred income taxes. This method results in the establishment of deferred tax assets and liabilities, calculated at currently enacted tax rates that are applicable to the cumulative temporary differences between financial statement and tax bases of assets and liabilities. Deferred income tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2016, 2015 and 2014, the net deferred tax asset (liability) was $(42.6), $154.5, and $37.0, respectively. The Company held a valuation allowance against deferred tax assets of $(9.6) as of December 31, 2014 and released it in 2015. In valuing the deferred tax assets, Old Republic considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, the impact of available carry back and carry forward periods, estimates of future taxable income, and its ability to exercise prudent and feasible tax planning strategies. See Note 1(j) of the Notes to Consolidated Financial Statements for further discussion of the Company's consolidated income tax balances.

(c) Establishment of deferred acquisition costs ("DAC")

The eligibility for deferral and the recoverability of DAC is based on the successful acquisition of new or renewal contracts and estimated profitability of the insurance contracts to which it relates. As of the three most recent year ends, consolidated DAC balances ranged between 1.4% and 1.5% and averaged 1.4% of consolidated assets. The annual change in DAC balances for the three-year period affected underwriting, acquisition and other expenses within a range of (1.6)% and (.7)%, and averaged (1.1)% of such expenses.

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

(e) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this management analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected loss ratios for at least the two to three most recent accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail lines of business generally include workers' compensation, auto liability, general liability, errors and omissions and directors and officers' liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 87.3% and 91.1%, and averaged 89.1% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 83.4% and 89.0% and averaged 86.2% as of the same dates.

•
Loss trend factors that are used to establish the above noted expected loss ratios. These factors take into account such variables as judgments and estimates relative to premium rate trends and adequacy, current and expected interest rates, current and expected social and economic inflation trends, and insurance industry statistical claim trends.

•
Loss development factors, expected claim rates and average claim costs, all of which are based on Company and/or industry statistics may also be used to project reported and unreported losses for each accounting period.

For the most recent calendar year and first preceding year, prior accident years' consolidated claim costs developed favorably while the second preceding year developed unfavorably. This development had the consequent effect of (increasing) or reducing consolidated annual loss costs for the three most recent years within a range of (.7)% and 3.9%, or by an average of approximately 2.3% per annum. As a percentage of each of these years' consolidated earned premiums and fees, the (unfavorable) favorable developments have ranged between (.4)% and 1.9%, and have averaged 1.1%. The variances in prior years' positive or negative claim developments are further discussed within the Incurred Loss Experience section of this document.

In all the above regards the Company anticipates that future periods' financial statements will continue to reflect changes in estimates. As in the past such changes generally result from altered circumstances, the continuum of newly emerging information and its effect on past assumptions and judgments, the effects of securities markets valuations, and changes in inflation rates and future economic conditions beyond the Company's control. As a result, Old Republic cannot predict, quantify, or guaranty the likely impact that probable changes in estimates will have on its future financial condition or results of operations.

FINANCIAL POSITION

The Company's financial position at December 31, 2016 reflected increases in assets, liabilities, and common shareholders' equity of 8.7%, 6.8%, and 15.2%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 69.9% and 67.1% of consolidated assets as of December 31, 2016 and 2015, respectively. As of year-end 2016, the cash and invested asset base rose by 13.2% to $12,995.8.

Investments - During 2016 and 2015, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization common shares. At both December 31, 2016 and 2015, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At December 31, 2016, the Company had no fixed maturity investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's available for sale and held to maturity fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

December 31:	2016	2015
Aaa	20.1%	17.2%
Aa	12.1	9.6
A	30.9	32.3
Baa	28.9	34.7
Total investment grade	92.0	93.8
All other (b)	8.0	6.2
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

December 31, 2016	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$96.1		$3.8
Telecom	23.7		3.5
Basic Industry	33.6		1.7
Industrial	55.2		1.2
Other (includes 4 industry groups)	44.5		.6
Total	$253.3	(c)	$11.0
__________

(c)	Represents 2.8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

December 31, 2016	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Municipals	$842.4		$28.0
U.S. Government & Agencies	648.7		4.7
Utilities	283.1		4.2
Natural Gas	111.7		2.2
Other (includes 16 industry groups)	936.4		13.8
Total	$2,822.7	(d)	$53.3
__________

(d)	Represents 31.4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

December 31, 2016	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$134.5		$12.4
Health Care	89.0		12.2
Utilities	3.2		.2
Telecom	2.9		.1
Total	$229.8	(e)	$25.0	(f)
__________

(e)	Represents 9.6% of the total equity securities portfolio.

(f)	Represents 1.0% of the cost of the total equity securities portfolio, while gross unrealized gains represent 21.5% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
December 31, 2016	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$147.8	$9.9	$.3	$—
Due after one year through five years	878.8	63.5	8.1	1.4
Due after five years through ten years	1,980.1	160.4	50.7	6.0
Due after ten years	69.2	19.3	5.1	3.5
Total	$3,076.0	$253.3	$64.3	$11.0

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
December 31, 2016	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$53.7	$—	$—	$53.7
Seven to twelve months	.2	—	—	.2
More than twelve months	7.6	2.7	—	10.4
Total	$61.6	$2.7	$—	$64.3
Equity Securities:
One to six months	$12.5	$—	$—	$12.5
Seven to twelve months	—	—	—	—
More than twelve months	12.4	—	—	12.4
Total	$25.0	$—	$—	$25.0

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	667	—	—	667
Seven to twelve months	5	—	—	5
More than twelve months	45	1	—	46
Total	717	1	—	718	(g)
Equity Securities:
One to six months	6	—	—	6
Seven to twelve months	—	—	—	—
More than twelve months	2	—	—	2
Total	8	—	—	8	(g)
__________

(g)
At December 31, 2016 the number of issues in an unrealized loss position represent 37.0% as to fixed maturities, and 7.7% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost. The percentage reduction from such cost reflects the decline as of a specific point in time (December 31, 2016 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

December 31:	2016	2015
Maturity Ranges:
Due in one year or less	9.2%	9.9%
Due after one year through five years	45.0	40.8
Due after five years through ten years	43.9	47.0
Due after ten years through fifteen years	1.6	1.9
Due after fifteen years	.3	.4
Total	100.0%	100.0%

Average Maturity in Years	4.8	4.9
Duration (h)	4.2	4.3
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.2 as of December 31, 2016 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.2%.

Composition of Unrealized Gains (Losses)

December 31:	2016	2015
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$8,019.6	$8,149.4
Estimated fair value	8,170.9	8,181.5
Gross unrealized gains	187.6	185.8
Gross unrealized losses	(36.3)	(153.8)
Net unrealized gains (losses)	$151.3	$32.0

Equity Securities:
Original cost	$2,404.9	$1,826.4
Estimated fair value	2,896.1	1,987.8
Gross unrealized gains	516.2	266.7
Gross unrealized losses	(25.0)	(105.3)
Net unrealized gains (losses)	$491.2	$161.4

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $473.3 in dividends from its subsidiaries in 2017 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating subsidiaries.

Old Republic's 3.75% Convertible Senior Notes, 4.875% Senior Notes, and 3.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As of December 31, 2016, RMIC was statutorily solvent and management has every expectation that its solvent state is likely to prevail.

See Item 1 - Business for a discussion of regulatory matters affecting RMIC.    Management believes these current events have precluded the aforementioned potential for an event of default from occurring in the foreseeable future.

Capitalization - Old Republic's total capitalization of $6,000.4 at December 31, 2016 consisted of debt of $1,528.7 and common shareholders' equity of $4,471.6. Changes in the common shareholders' equity account reflect primarily net income for the year then ended, changes in the fair value of invested assets, and dividend payments.

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

Contractual Obligations - The following table shows certain information relating to the Company's contractual obligations as of December 31, 2016:

	2017	2018 and 2019	2020 and 2021	2022 and After	Total
Contractual Obligations:
Debt	$3.9	$560.6	$26.0	$950.0	$1,540.6
Interest on Debt	62.2	93.1	82.1	165.0	402.6
Operating Leases	56.3	90.8	52.0	114.7	313.9
Pension Benefits Contributions (a)	2.8	17.8	15.1	15.1	50.8
Claim & Claim Expense Reserves (b)	2,296.7	2,365.0	1,141.9	3,402.2	9,206.0
Total	$2,422.1	$3,127.5	$1,317.3	$4,647.1	$11,514.1
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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2014	$2,735.6	$1,759.2	$255.4	$60.7	$4,811.1	(1.5)%
2015	2,894.7	2,045.3	219.9	19.4	5,179.4	7.7
2016	$2,936.3	$2,206.6	$170.0	$20.1	$5,333.2	3.0%

General insurance 2016 earned premiums were basically level with the preceding year's production with trends unevenly distributed among various insurance coverages. Low to mid-single digit gains were experienced in commercial automobile (trucking) and national accounts, as well as other coverages such as home warranty. Premium volume from a new underwriting facility established in early 2015 also added measurably to earned premiums in 2016. In other regards, 2016 premium levels were hindered by lower volume in a large account contractors book of business operating in a particularly competitive environment, and by reduced production in the energy services field. 2015 earned premium revenues rose for most insurance coverages with production spurred by both new business and a continuation of strong renewal rates for existing business.

Title Group premium and fee revenues grew by 7.9% and 16.3% in 2016 and 2015, respectively. The continuation of a favorable mortgage rate environment and generally improving housing and commercial property markets led to higher revenues from title premiums and fees in 2016. This was achieved in spite of the adverse effects that government-imposed mortgage disclosure rules, implemented during the last quarter of 2015, have had on the consummation of real estate transactions nationally. The 2015 increase was due to stronger housing and commercial property transactions and the segment's expanded market share. The premium and fees in 2014 reflect a significant drop in refinance transactions from higher levels reached in 2013.

Consistent with a run-off operating mode, the MI and CCI lines posted further declines in earned premiums for all periods presented.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2014	40.6%	31.9%	3.9%	7.5%	6.2%	9.9%
2015	39.0	32.1	4.1	7.4	5.9	11.5
2016	36.5%	33.7%	4.3%	7.4%	5.6%	12.5%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2014	27.1%	72.9%
2015	27.2	72.8
2016	27.9%	72.1%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2014	$234.6	$227.6	82.2%	66.9%
2015	201.1	195.9	79.9	56.1
2016	$157.1	$154.1	77.7%	72.8%

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.7% of total net risk in force as of year end 2016, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2014	$7,984.8	$549.6	$31.8	$8,566.2
2015	6,414.9	428.2	24.1	6,867.3
2016	$4,987.9	$359.5	$20.5	$5,367.9

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2014	6.6%	28.5%	64.0%	.9%
2015	6.8	29.3	63.0	.9
2016	7.2%	30.5%	61.5%	.8%

Bulk(a):
As of December 31:
2014	26.1%	33.1%	40.7%	.1%
2015	28.4	32.2	39.2	.2
2016	29.9%	32.0%	38.0%	.1%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2014	3.9%	34.2%	31.5%	30.4%
2015	3.8	33.5	30.9	31.8
2016	3.8%	32.1%	30.6%	33.5%

Bulk(a):
As of December 31:
2014	52.5%	25.8%	11.1%	10.6%
2015	48.3	28.0	11.9	11.8
2016	46.5%	29.0%	12.3%	12.2%
__________

(a)	Bulk pool risk in-force, which represented 13.9% of total bulk risk in-force at December 31, 2016, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2014	7.8%	7.3%	5.7%	5.3%	4.9%	4.8%	4.3%	4.0%	3.4%	3.0%
2015	7.1	7.5	5.9	5.5	4.9	4.7	4.3	4.2	3.4	3.4
2016	6.4%	7.8%	6.0%	5.8%	4.8%	4.6%	4.4%	4.4%	3.6%	3.8%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2014	5.3%	9.3%	4.6%	4.0%	13.0%	2.7%	3.5%	4.4%	4.0%	7.6%
2015	5.1	8.9	4.7	4.0	12.8	2.8	3.6	4.4	4.2	7.4
2016	5.3%	8.6%	4.9%	4.2%	12.4%	2.9%	3.7%	4.1%	4.2%	7.4%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2014	92.7%	7.3%
2015	92.6	7.4
2016	92.4%	7.6%

Bulk (a):
As of December 31:
2014	62.3%	37.7%
2015	66.6	33.4
2016	68.0%	32.0%

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2014	97.2%	2.8%
2015	97.3	2.7
2016	97.2%	2.8%

Bulk (a):
As of December 31:
2014	72.4%	27.6%
2015	71.8	28.2
2016	71.3%	28.7%
__________

(a)	Bulk pool risk in-force, which represented 13.9% of total bulk risk in-force at December 31, 2016, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2014	$27.7	$858.5
2015	23.9	776.9
2016	$15.8	$699.7

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

	Invested Assets at Adjusted Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RGIG Run-off	Corporate and Other	Total
As of December 31:
2015	$8,667.4	$1,010.5	$792.0	$562.3	$11,032.4	$193.0	$11,225.5
2016	$9,255.8	$1,100.2	$685.3	$1,073.6	$12,115.1	$642.5	$12,757.7
__________

(a) The December 31, 2016 and 2015 amounts include $947.4 and $359.7, respectively, (fair value) fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost of $974.8 and $355.8, respectively.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2014	$278.8	$29.9	$27.5	$9.2	$345.5	3.33%	3.15%
2015	312.1	34.0	25.1	17.2	388.6	3.61	3.49
2016	$312.1	$36.2	$23.2	$15.4	$387.0	3.34%	3.23%

Consolidated net investment income increased by 12.5% and 8.4% in 2015 and 2014, respectively, and declined by .4% in 2016. This revenue source is affected by changes in the invested asset base which are mainly driven by consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. The yields for the periods presented reflect an increasingly greater commitment to high quality dividend paying common stocks. In addition, 2015 yields benefitted from the receipt of two special common stock dividends.

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; in 2016, 2015, and 2014, 76.0%, 74.6% and 50.2%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, allocation to industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. Gains realized in 2014 reflect sales of non-income producing or low yielding securities, the proceeds of which have largely been reinvested in higher yielding common shares of U.S. companies with distinguished long-term records of earnings and dividend growth.

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2014	$27.0	$245.2	$272.3	$—	$—	$—	$272.3
2015	16.3	75.0	91.3	—	—	—	91.3
2016	$7.8	$69.9	$77.8	$(4.9)	$—	$(4.9)	$72.8

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2016 and 2015:

	Claim and Loss Adjustment Expense Reserves
December 31:	2016		2015
	Gross	Net	Gross	Net
Workers' compensation	$4,587.0	$2,883.3	$4,410.6	$2,750.1
General liability	1,064.0	550.3	1,097.7	549.4
Commercial automobile (mostly trucking)	1,380.8	1,090.8	1,288.4	1,046.6
Other coverages	769.5	539.3	785.9	532.8
Unallocated loss adjustment expense reserves	206.9	186.0	191.4	174.0
Total general insurance reserves	8,008.3	5,249.9	7,774.3	5,053.1
Title	602.0	602.0	580.8	580.8
RFIG Run-off	574.0	574.0	737.9	736.7
Life and accident	21.5	13.8	27.0	16.9
Total claim and loss adjustment expense reserves	$9,206.0	$6,439.8	$9,120.1	$6,387.6
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$121.2	$97.1	$130.9	$100.6
% of total general insurance reserves	1.5%	1.9%	1.7%	2.0%

The Company's reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses payable, including incurred but not reported losses and loss adjustment expenses. The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the risk of possibly higher or lower than anticipated claim costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are often referred to as unfavorable development whereas any changes that decrease previous estimates of the Company's ultimate liability are referred to as favorable development.

Overview of Loss Reserving Process

Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2016, such reserves accounted for 87.0% and 81.5% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2015 represented 85.2% and 79.1% of the respective consolidated amounts.

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

The Company prepares periodic analyses of its loss reserve estimates for its significant insurance coverages. It establishes point estimates for most losses on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, individual accounts, blocks of business or other unique concentrations of insurance risks such as directors and officers' liability, that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized as such in setting these reserves. Instead the reported reserves encompass the Company's best point estimates at each reporting date and the overall reserve level at any point in time therefore represents the compilation of a very large number of reported reserve estimates and the results of a variety of formula calculations largely driven by analysis of historical data. Reserve releases or additions are implicitly covered by the point estimates incorporated in total reserves at each balance sheet date. The Company does not project future variability or make an explicit provision for uncertainty when determining its best estimate of loss reserves. Over the most recent decade actual incurred losses have developed within a reasonable range of their original estimates.

Aggregate loss reserves consist of liability estimates for claims that have been reported ("case") to the Company's insurance subsidiaries and reserves for claims that have been incurred but not yet reported or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year end net reserves totaled $231.9, $228.6 and $240.7 as of December 31, 2016, 2015, and 2014, respectively. Interest accretion of $24.2, $36.7, and $26.2 for the years ended December 31, 2016, 2015, and 2014, respectively, was recognized within benefits, claims and settlement expenses in the consolidated statements of income.

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

Overall, reserves pertaining to several hundred large individual commercial insurance accounts that exhibit sufficient statistical credibility, and at times may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions through captive insurers and similar risk management mechanisms are established on an account by account basis using case reserves and applicable formula-driven methods. Large account reserves are usually set and analyzed for groups of coverages such as workers' compensation, commercial auto and general liability that are typically underwritten jointly for many customers. For certain so-called long-tail categories of insurance such as retained or assumed excess liability or excess workers' compensation, officers and directors' liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected loss ratios. Such expected loss ratios typically reflect currently estimated loss ratios from prior accident years, adjusted for the effect of actual and anticipated rate changes, actual and anticipated changes in coverage, reinsurance, mix of business, and other anticipated changes in external factors such as trends in loss costs or the legal and claims environment. Expected loss ratios are generally used for at least the two to three most recent accident years depending on the individual class or category of business. As actual claims data emerges in succeeding interim and annual periods, the original accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years to arrive at a likely indication of more recent years' loss trends and costs.

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

	2016	2015	2014
Estimated reduction in beginning reserve	$47.5	$79.3	$115.2
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	8.3	18.8	47.1
Prior year	(24.8)	(17.6)	10.4
Sub-total	(16.5)	1.2	57.6
Estimated rescission reduction in paid claims	(1.4)	(33.0)	(93.5)
Estimated reduction in ending reserve	$29.6	$47.5	$79.3

As noted above, the estimated reduction in ending loss reserves reflects, in large measure, a variety of judgments relative to the level of expected coverage rescissions and claim denials on loans that are in default as of each balance sheet date. The provision for insured events of the current year resulted from actual and anticipated rescissions and claim denials attributable to newly reported delinquencies in each respective year. The provision for insured events of prior years resulted from actual rescission and claim denial activity, reinstatement of previously rescinded or denied claims, or revisions in assumptions regarding expected rescission or claim denial rates on outstanding prior year delinquencies. The trends since 2010 reflect a continuing reduction in the level of actual and anticipated rescission and claim denial rates on total outstanding delinquencies. Claims not paid by virtue of rescission or denial represent the Company's estimated contractual risk, before consideration of the impacts of any reinsurance and deductibles or aggregate loss limits, on cases that are settled by the issuance of a rescission or denial notification. Variances between the estimated rescission and actual claim denial rate are reflected in the periods during which they occur.

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

Years Ended December 31:	2016	2015	2014
Gross reserves at beginning of year	$9,120.1	$9,122.0	$9,433.5
Less: reinsurance losses recoverable	2,732.5	3,006.6	2,836.7
Net reserves at beginning of year:
General Insurance	5,053.1	4,722.0	4,334.1
Title Insurance	580.8	505.4	471.5
RFIG Run-off	736.7	870.2	1,774.2
Other	16.9	17.5	16.8
Sub-total	6,387.6	6,115.3	6,596.8
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,115.1	2,081.6	2,009.8
Title Insurance	107.7	112.1	105.5
RFIG Run-off (a)	171.3	323.7	323.1
Other	21.7	25.2	44.5
Sub-total	2,416.0	2,542.8	2,483.0
Change in provision for insured events of prior years:
General Insurance	9.9	43.9	107.9
Title Insurance	(23.4)	(12.8)	(13.6)
RFIG Run-off (a)	(68.7)	(130.1)	(74.8)
Other	(3.8)	(.6)	(1.5)
Sub-total	(86.1)	(99.7)	17.8
Total incurred claims and claim adjustment expenses (a)	2,329.9	2,443.0	2,500.9
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	723.5	671.5	657.0
Title Insurance	4.4	(39.9)	4.7
RFIG Run-off (b)	14.5	29.1	40.6
Other	14.8	16.9	33.4
Sub-total	757.4	677.6	735.9
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,204.5	1,123.0	1,072.8
Title Insurance	58.6	63.8	53.2
RFIG Run-off (b)	250.8	297.9	1,111.6
Other	6.1	8.3	8.7
Sub-total	1,520.2	1,493.1	2,246.5
Total payments (b)	2,277.6	2,170.7	2,982.4
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance	5,249.9	5,053.1	4,722.0
Title Insurance	602.0	580.8	505.4
RFIG Run-off	574.0	736.7	870.2
Other	13.8	16.9	17.5
Sub-total	6,439.8	6,387.6	6,115.3
Reinsurance losses recoverable	2,766.1	2,732.5	3,006.6
Gross reserves at end of year	$9,206.0	$9,120.1	$9,122.0
__________

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2016	2015	2014
Change in provision for incurred events of prior years:
General Insurance	$2.5	$41.2	$190.8
RFIG Run-off (a)	(61.3)	(127.4)	(157.8)

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	1,939.9	1,830.1	1,825.5
RFIG Run-off (b)	$253.6	$291.4	$1,056.5

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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claim denials of $8.3, $18.8 and $47.1, respectively, for 2016, 2015 and 2014. The provision for insured events of prior years in 2016, 2015 and 2014 was (increased) reduced by estimated coverage rescissions and claims denials of $(24.8), $(17.6) and $10.4, respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

The following table reflects the changes in net reserves between succeeding balance sheet dates.

	2016	2015	2014
Net reserve increase(decrease):
General Insurance	$196.8	$331.0	$387.9
Title Insurance	21.2	75.3	33.8
RFIG Run-off	(162.7)	(133.4)	(904.0)
Other	(3.0)	(.6)	.7
Total	$52.2	$272.2	$(481.5)

(b)
Rescissions reduced the Company's paid losses by an estimated $1.4, $33.0, and $93.5 for 2016, 2015, and 2014, respectively. In mid July 2014, in furtherance of a Final Order received from the NCDOI, RMIC and RMICNC processed payments of their accumulated DPO balances of approximately $657.0. Refer to Note 1(s).

(c)	Year end net IBNR reserves for each segment were as follows:

	2016	2015	2014
General Insurance	$2,431.2	$2,324.3	$2,266.2
Title Insurance	517.5	503.8	432.2
RFIG Run-off	206.3	180.7	138.7
Other	5.4	6.4	5.7
Total	$3,160.5	$3,015.3	$2,843.0

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2016	2015	2014
General	73.0%	74.1%	77.9%
Title	3.8	4.9	5.2
RFIG Run-off	60.4	88.0	97.2
Consolidated benefits and claim ratio	44.0%	47.5%	52.3%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	45.6%	49.4%	51.9%
Change in provision for insured events of prior years:
net (favorable) unfavorable development	(1.6)	(1.9)	.4
Consolidated benefits and claim ratio	44.0%	47.5%	52.3%

The consolidated benefits and claim ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments in 2016 and 2015, and unfavorable development in 2014 which on average decreased the consolidated loss ratio by 1.1%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2014	77.9%	74.0%	89.2%	25.6%	65.7%	88.2%	67.8%
2015	74.1	77.8	80.7	39.1	57.0	76.8	60.4
2016	73.0%	79.4%	76.1%	45.5%	60.9%	77.5%	62.2%

The overall general insurance 2016, 2015 and 2014 claim ratio remained at relatively high levels as workers' compensation and general liability loss costs continued to reflect greater-than-expected severity. For 2016 and 2015, commercial automobile insurance experienced greater frequency and severity of claims while workers' compensation and general liability insurance loss costs subsided somewhat from 2014's higher levels. Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with changes in loss severity and frequency.

During the three most recent calendar years, the general insurance group experienced unfavorable developments of prior year loss reserves for 2016, 2015 and 2014. The effect was to increase the claim ratio by .3, 1.5 and 3.9 percentage points in 2016, 2015, and 2014, respectively. During 2016, 2015, and 2014, the General Insurance Group experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2014 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions.

Unfavorable A&E claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year paid loss survival ratios stood at 4.3 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2016 and 4.7 years (gross) and 6.2 years (net of reinsurance) as of December 31, 2015. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .4% of general insurance group net incurred losses for the five years ended December 31, 2016.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2016 and 2015 is as follows:

December 31:	2016		2015
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$97.4	$79.3	$98.7	$85.3
Loss and loss expenses incurred	16.9	9.4	13.4	1.8
Claims and claim adjustment expenses paid	24.8	11.9	14.7	7.9
Reserves at end of year	89.6	76.7	97.4	79.3

Environmental:
Reserves at beginning of year	33.4	21.2	30.1	20.9
Loss and loss expenses incurred	.8	.9	6.9	3.1
Claims and claim adjustment expenses paid	2.6	1.8	3.6	2.7
Reserves at end of year	31.6	20.4	33.4	21.2
Total asbestos and environmental reserves	$121.2	$97.1	$130.9	$100.6

Title insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity.

The RFIG Run-off mortgage guaranty 2016 claim ratio was less affected by litigation expense provisions that impacted adversely the 2015 claim ratio. Excluding the affects of the litigation expense provisions, the claim ratios continue to decline due to the combined effects of further reductions in newly reported defaults and a rising rate at which previously reported defaults have cured or otherwise been resolved without payment. These factors led to highly favorable developments of prior year-end claim reserves during 2016, 2015, and 2014. Setting aside the aforementioned litigation expense provisions in 2015, these favorable reserve developments accounted for reductions of 39.8, 65.0, and 69.3 percentage points in the reported claim ratio for the years ended December 31, 2016, 2015, and 2014, respectively.

The RFIG Run-off CCI business loss costs and resultant claim ratios reflect greater volatility due to the impact of ongoing litigation costs. In 2016 and several prior years, the latter have been particularly impacted by ongoing costs of a near-eight-year long commercial dispute being litigated with Bank of America and its acquired Countrywide mortgage banking subsidiaries.

Certain mortgage guaranty average claim-related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2014	$45,607	$44,465	10.93%	23.01%	$93.5
2015	45,745	46,669	10.45	26.74	33.0
2016	$45,478	$48,158	10.53%	25.78%	$1.4
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2014	7.1%	17.6%	8.8%	12.9%	7.3%	8.7%	12.8%	15.6%	25.6%	8.2%
2015	7.7	13.5	8.4	10.8	6.1	8.6	12.2	13.3	25.0	8.5
2016	9.1%	11.8%	8.7%	10.7%	6.1%	8.3%	12.7%	12.8%	23.5%	8.6%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2014	15.9%	30.0%	16.5%	25.0%	18.1%	13.3%	25.8%	16.0%	46.5%	43.4%
2015	19.0	38.9	17.6	25.7	26.0	22.4	26.9	16.3	59.0	52.1
2016	20.3%	33.7%	19.6%	23.6%	29.1%	24.4%	28.1%	14.1%	61.0%	53.3%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2014	7.7%	19.5%	9.4%	13.8%	9.9%	9.4%	13.7%	16.1%	28.0%	26.8%
2015	8.3	15.9	8.8	11.5	9.3	9.0	13.0	14.2	27.4	28.4
2016	9.8%	13.4%	9.1%	11.3%	9.3%	8.5%	13.5%	13.5%	25.6%	27.7%
__________

(b)	As determined by risk in force as of December 31, 2016, these 10 states represent approximately 51.5%, 57.8%, and 51.5%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claim-related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2014	$95.7	344.9%	$137.2	494.4%	2.1%	$25.2
2015	35.6	148.8	83.0	346.9	2.1	19.1
2016	$11.7	74.0%	$50.0	315.9%	2.0%	$10.1
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

Loss reserve uncertainty is illustrated by the variability in loss reserve development presented in the schedule which appears under Item 1 of this Annual Report. That schedule shows the cumulative loss reserve development for each of the past ten years through December 31, 2016 for the Company's property and liability business which currently represents 84.5% of Old Republic's total loss and loss adjustment expense reserves, net of reinsurance credits. Through December 31, 2016, ending claim reserves for the past ten year-ends have developed favorably, as a percentage of the original estimates, within a range of (5.0)% unfavorable in 2013 to 12.7% favorable in 2006. For the aggregate of ten year-ends, the net development has averaged 2.7% favorable.

On a consolidated basis, which includes all coverages provided by the Company, the cumulative development on prior year loss reserves over the same ten year period has ranged from (7.8)% unfavorable in 2010 to 7.3% favorable in 2006 and averaged .5% favorable for the ten years. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic's existing business mix, current aggregate loss reserve levels, and loss development patterns suggests a reasonable likelihood that 2016 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company's insurance segments is discussed above. While Old Republic has generally experienced favorable overall loss developments for the latest ten year period, the current analysis of loss development factors and economic conditions influencing the Company's insurance coverages point to a gradual downward trend in favorable development during the most recent three years with respect to general insurance. In management's opinion, the other segments' loss reserve development patterns (most notably those associated with mortgage insurance) show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2016.

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

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements the Company is generally reimbursed for claim costs exceeding contractually agreed-upon levels. During the three year period ended December 31, 2016, the Company's net retentions have risen gradually within the general insurance segment; however, such changes have not had a material impact on the Company's consolidated financial statements.

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

The Company does not anticipate any significant changes in its reinsurance programs during 2017.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2014	22.9%	90.4%	9.5%	47.1%
2015	23.5	88.3	10.0	48.5
2016	24.8%	87.9%	12.2%	50.6%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest operating segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. Relatively higher expense ratios in 2016 resulted mostly from greater costs incurred for a start-up business, additional litigation cost provisions, and by a slightly different premium mix and attendant production costs associated with the business’ responses to recurring changes in insurance market conditions and opportunities. The title insurance expense ratio for 2014 rose as operating costs contracted by a relatively lower percentage than the reduction in revenues. RFIG Run-off operating expense ratios reflect ongoing cost control geared to a run-off operation.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2014	100.8%	95.6%	106.7%	99.4%
2015	97.6	93.2	98.0	96.0
2016	97.8%	91.7%	72.6%	94.6%

Expenses: Income Taxes

The effective consolidated income tax rates were 31.9%, 33.2%, and 32.8% in 2016, 2015, and 2014, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets. A valuation allowance was held against deferred tax assets as of December 31, 2014 related to certain tax credit carryforwards which the Company did not expect to realize. In 2015, the Company released the valuation allowance previously established.

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2016:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$9,118.4	100	basis point rate increase	$8,732.7
		200	basis point rate increase	8,347.0
		100	basis point rate decrease	9,504.1
		200	basis point rate decrease	$9,889.8

Equity Price Risk:
Equity Securities	$2,896.1	10%	increase in the S&P 500	$3,165.4
		20%	increase in the S&P 500	3,434.8
		10%	decline in the S&P 500	2,626.8
		20%	decline in the S&P 500	$2,357.4

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2016	2015
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,019.6 and $8,149.4)	$8,170.9	$8,181.5
Equity securities (at fair value) (cost: $2,404.9 and $1,826.4)	2,896.1	1,987.8
Short-term investments (at fair value which approximates cost)	681.6	669.4
Miscellaneous investments	31.2	27.2
Total	11,780.0	10,866.1
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $947.4 and $359.7)	974.8	355.8
Other investments	2.9	3.5
Total investments	12,757.7	11,225.5

Other Assets:
Cash	145.7	159.8
Securities and indebtedness of related parties	17.6	27.7
Accrued investment income	92.3	90.1
Accounts and notes receivable	1,390.2	1,310.2
Federal income tax recoverable: Current	14.9	26.5
Deferred	—	154.5
Prepaid federal income taxes	82.4	63.3
Reinsurance balances and funds held	127.7	129.0
Reinsurance recoverable: Paid losses	63.4	61.1
Policy and claim reserves	3,168.1	3,122.5
Deferred policy acquisition costs	274.0	255.4
Sundry assets	457.1	475.6
Total Other Assets	5,833.8	5,876.1
Total Assets	$18,591.6	$17,101.6

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,206.0	$9,120.1
Unearned premiums	1,842.9	1,748.7
Other policyholders' benefits and funds	192.0	196.4
Total policy liabilities and accruals	11,241.0	11,065.3
Commissions, expenses, fees, and taxes	474.4	452.3
Reinsurance balances and funds	530.3	496.1
Federal income tax payable: Deferred	42.6	—
Debt	1,528.7	952.8
Sundry liabilities	302.6	253.9
Commitments and contingent liabilities
Total Liabilities	14,119.9	13,220.7

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	262.7	261.9
Additional paid-in capital	713.8	698.0
Retained earnings	3,210.6	2,937.5
Accumulated other comprehensive income (loss)	323.6	29.2
Unallocated ESSOP shares (at cost)	(39.2)	(45.8)
Total Common Shareholders' Equity	4,471.6	3,880.8
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$18,591.6	$17,101.6
________

(1)
At December 31, 2016 and 2015, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 262,719,660 and 261,968,328 were issued as of December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Net premiums earned	$4,868.9	$4,758.8	$4,446.3
Title, escrow, and other fees	464.2	420.5	364.8
Total premiums and fees	5,333.2	5,179.4	4,811.1
Net investment income	387.0	388.6	345.5
Other income	107.3	106.7	101.6
Total operating revenues	5,827.6	5,674.8	5,258.3
Realized investment gains (losses):
From sales	77.8	91.3	272.3
From impairments	(4.9)	—	—
Total realized investment gains (losses)	72.8	91.3	272.3
Total revenues	5,900.5	5,766.1	5,530.7

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	2,329.8	2,441.3	2,500.0
Dividends to policyholders	18.1	17.9	14.4
Underwriting, acquisition, and other expenses	2,816.3	2,633.0	2,381.0
Interest and other charges	50.2	41.9	25.6
Total expenses	5,214.5	5,134.3	4,921.2
Income (loss) before income taxes (credits)	686.0	631.8	609.4

Income Taxes (Credits):
Current	190.1	201.0	152.4
Deferred	28.8	8.6	47.3
Total	219.0	209.6	199.7

Net Income (Loss)	$466.9	$422.1	$409.7

Net Income (Loss) Per Share:
Basic	$1.80	$1.63	$1.58
Diluted	$1.62	$1.48	$1.44

Average shares outstanding: Basic	259,429,298	259,502,067	258,553,662
Diluted	296,379,251	296,088,963	295,073,206

Dividends Per Common Share:
Cash	$.75	$.74	$.73

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2016	2015	2014
Net Income (Loss) As Reported	$466.9	$422.1	$409.7

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	522.3	(291.4)	240.7
Amounts reclassified as realized investment
gains from sales in the statements of income	72.8	(91.3)	(272.3)
Pretax unrealized gains (losses) on securities	449.4	(382.7)	(31.6)
Deferred income taxes (credits)	157.2	(133.8)	(11.1)
Net unrealized gains (losses) on securities, net of tax	292.1	(248.9)	(20.4)
Defined benefit pension plans:
Net pension adjustment before reclassifications	(1.3)	8.1	(79.6)
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.6	1.0	(1.9)
Net adjustment related to defined benefit
pension plans	(.7)	9.1	(81.6)
Deferred income taxes (credits)	(.2)	3.2	(28.5)
Net adjustment related to defined benefit pension
plans, net of tax	(.4)	5.9	(53.0)
Foreign currency translation and other adjustments	2.6	(20.1)	(12.2)
Net adjustments	294.4	(263.1)	(85.8)
Comprehensive Income (Loss)	$761.4	$159.0	$323.9

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions)

	Years Ended December 31,
	2016	2015	2014
Convertible Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$261.9	$260.9	$260.4
Dividend reinvestment plan	—	—	—
Net issuance of shares under stock based compensation plans	.6	.9	.4
Issuance of shares	—	—	—
Balance, end of year	$262.7	$261.9	$260.9

Additional Paid-in Capital:
Balance, beginning of year	$698.0	$681.6	$673.9
Dividend reinvestment plan	.8	.8	.8
Net issuance of shares under stock based compensation plans	6.7	9.8	4.0
Issuance of shares	1.2	—	—
Stock based compensation	.7	1.8	.5
ESSOP shares released	6.2	4.2	3.8
Acquisition of non-controlling interest	—	(.2)	(1.6)
Balance, end of year	$713.8	$698.0	$681.6

Retained Earnings:
Balance, beginning of year	$2,937.5	$2,706.7	$2,485.3
Net income (loss)	466.9	422.1	409.7
Dividends on common stock: cash	(193.8)	(191.3)	(188.3)
Balance, end of year	$3,210.6	$2,937.5	$2,706.7

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$29.2	$292.3	$378.2
Net unrealized gains (losses) on securities, net of tax	292.1	(248.9)	(20.4)
Net adjustment related to defined benefit pension plans,
net of tax	(.4)	5.9	(53.0)
Foreign currency translation and other adjustments	2.6	(20.1)	(12.2)
Balance, end of year	$323.6	$29.2	$292.3

Unallocated ESSOP Shares:
Balance, beginning of year	$(45.8)	$(17.6)	$(23.0)
ESSOP shares released	6.6	5.7	5.3
Purchase of unallocated ESSOP shares	—	(34.0)	—
Balance, end of year	$(39.2)	$(45.8)	$(17.6)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$466.9	$422.1	$409.7
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(18.3)	(24.1)	(39.0)
Premiums and other receivables	(59.2)	(22.6)	(97.2)
Unpaid claims and related items	31.4	214.4	(480.6)
Unearned premiums and other policyholders' liabilities	77.6	69.6	104.4
Income taxes	40.6	13.4	132.7
Prepaid federal income taxes	(19.1)	(17.5)	(45.7)
Reinsurance balances and funds	33.1	27.3	70.6
Realized investment (gains) losses	(72.8)	(91.3)	(272.3)
Accounts payable, accrued expenses and other	157.0	96.8	36.1
Total	637.3	688.2	(181.2)

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	967.9	764.1	854.2
Sales	306.2	259.5	847.5
Sales of:
Equity securities	419.1	462.4	617.0
Other - net	56.6	32.8	17.4
Purchases of:
Fixed maturity securities:
Available for sale	(1,166.2)	(1,023.0)	(1,373.2)
Held to Maturity	(632.1)	(357.9)	—
Equity securities	(928.4)	(486.9)	(1,466.6)
Other - net	(47.5)	(46.6)	(47.6)
Purchase of a business	—	—	(2.8)
Net decrease (increase) in short-term investments	(12.1)	(55.5)	513.0
Other - net	—	1.3	(2.2)
Total	(1,036.4)	(449.8)	(43.3)

Cash flows from financing activities:
Issuance of debentures and notes	576.8	—	394.4
Issuance of common shares	8.4	12.0	5.7
Redemption of debentures and notes	(3.5)	(3.3)	(4.2)
Purchase of unallocated ESSOP shares	—	(34.0)	—
Dividends on common shares	(193.8)	(191.3)	(188.3)
Other - net	(2.8)	1.3	.4
Total	385.0	(215.2)	207.9

Increase (decrease) in cash:	(14.1)	23.0	(16.6)
Cash, beginning of year	159.8	136.7	153.3
Cash, end of year	$145.7	$159.8	$136.7

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$40.9	$40.8	$21.2
Income taxes	$178.6	$198.5	$67.3
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

(a) Accounting Principles - The Company's insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries operate their business in the context of such laws and regulation, and maintain their accounts in conformity with accounting practices prescribed or permitted by various states' insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices. The statutory accounting requirements vary from the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP") in the following major respects: (1) the costs of selling insurance policies are charged to operations immediately, while the related premiums are recognized as income over the terms of the policies; (2) investments in fixed maturity securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value; (3) certain assets classified as "non-admitted assets" are excluded from the balance sheet through a direct charge to earned surplus; (4) changes in deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement; (5) mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus whereas, GAAP does not allow provisions for future catastrophic losses; (6) title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year's premiums written; (7) certain required formula-derived reserves for general insurance in particular are established for claim reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus; and (8) surplus notes are classified as surplus rather than a liability. In consolidating the statutory financial statements of its insurance subsidiaries, the Company has therefore made necessary adjustments to conform their accounts with GAAP. The following table reflects a summary of all such adjustments:

	Shareholders' Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2016	2015	2016	2015	2014
Statutory totals of insurance
company subsidiaries (a):
General	$3,698.1	$3,345.4	$270.3	$245.1	$304.5
Title	545.7	481.4	113.1	117.7	89.1
RFIG Run-off	86.9	53.2	100.9	89.9	127.4
Life & Accident	40.3	35.6	2.3	(.2)	(.1)
Sub-total	4,371.0	3,915.6	486.6	452.5	520.9
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	306.2	153.9	(0.9)	12.2	(66.4)
Unadjusted totals	4,677.3	4,069.5	485.7	464.6	454.4
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	165.8	163.6	2.0	3.3	1.4
Fair value of fixed maturity securities	163.0	95.5	—	—	—
Non-admitted assets	79.6	77.9	—	—	—
Deferred income taxes	(153.4)	(41.6)	(34.0)	(22.4)	(39.3)
Mortgage contingency reserves	340.9	265.8	—	—	—
Title insurance premium reserves	495.3	468.2	27.0	26.6	8.9
Loss reserves	(519.3)	(504.3)	(15.0)	(50.3)	(21.3)
Surplus notes	(779.5)	(732.5)	—	—	—
Sundry adjustments	1.6	18.1	1.2	.2	5.1
Total adjustments	(206.0)	(189.0)	(19.0)	(42.4)	(44.9)
Consolidated GAAP totals	$4,471.6	$3,880.8	$466.9	$422.1	$409.7

(a)
The insurance laws of the respective states in which the Company’s insurance subsidiaries are incorporated prescribe minimum capital and surplus requirements for the lines of business they are licensed to write. For domestic property and casualty and life and accident insurance companies the National Association of Insurance Commissioners also prescribes risk-based capital ("RBC") requirements. The RBC is a measure of statutory capital in relationship to a formula-driven definition of risk relative to a company’s balance sheet and mix of business. The combined RBC ratio of our primary General insurance subsidiaries was 665% and 636% of the company action level RBC at December 31, 2016 and 2015, respectively. The minimum capital requirements for the Company’s Title Insurance subsidiaries are established by statute in the respective states of domicile. The minimum regulatory capital requirements are not significant in relationship to the recorded statutory capital of the Company’s Title and Life & Accident insurance subsidiaries. At December 31, 2016 and 2015 each of the Company’s General, Title, and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements. Refer to Note 1(s) - Regulatory Matters for a discussion regarding the RFIG Run-off group.

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

(d) Investments - The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2016 and 2015, the majority of the Company's invested assets were classified as "available for sale."

Fixed maturity securities and other preferred and common stocks (equity securities) classified as "available for sale" are included at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity while fixed maturity securities classified as "held to maturity" are carried at amortized cost. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from independent pricing services as applicable.

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized $4.9 of OTTI adjustments for the year ended December 31, 2016 and no adjustments for the same periods of 2015 and 2014.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
December 31, 2016:
Available for sale:
U.S. & Canadian Governments	$1,419.7	$12.6	$5.5	$1,426.8
Corporate	6,599.8	175.0	30.7	6,744.1
	$8,019.6	$187.6	$36.3	$8,170.9

Held to maturity:
Tax-exempt	$974.8	$.7	$28.0	$947.4

December 31, 2015:
Available for sale:
U.S. & Canadian Governments	$1,269.5	$18.9	$3.6	$1,284.9
Corporate	6,879.9	166.8	150.2	6,896.5
	$8,149.4	$185.8	$153.8	$8,181.5

Held to maturity:
Tax-exempt	$355.8	$4.0	$.1	$359.7

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at December 31, 2016:
Available for sale:
Due in one year or less	$829.6	$837.3
Due after one year through five years	4,013.8	4,128.2
Due after five years through ten years	3,043.9	3,068.8
Due after ten years	132.0	136.5
	$8,019.6	$8,170.9
Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	30.9	30.0
Due after five years through ten years	907.1	882.0
Due after ten years	36.6	35.4
	$974.8	$947.4

Bonds and other investments with a statutory carrying value of $750.7 as of December 31, 2016 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

A summary of the Company's equity securities follows:

Equity Securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016	$2,404.9	$516.2	$25.0	$2,896.1
December 31, 2015	$1,826.4	$266.7	$105.3	$1,987.8

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and the length of time that individual available for sale and held to maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016:
Fixed Maturity Securities:
U.S. & Canadian Governments	$699.0	$5.5	$1.3	$—	$700.4	$5.5
Tax-exempt	814.4	28.0	—	—	814.4	28.0
Corporate	1,250.5	20.3	246.2	10.3	1,496.8	30.7
Subtotal	2,764.0	53.9	247.5	10.4	3,011.6	64.3
Equity Securities	82.6	12.5	122.1	12.4	204.8	25.0
Total	$2,846.7	$66.5	$369.7	$22.8	$3,216.5	$89.4

December 31, 2015:
Fixed Maturity Securities:
U.S. & Canadian Governments	$363.3	$2.8	$59.2	$.7	$422.6	$3.6
Tax-exempt	49.5	.1	—	—	49.5	.1
Corporate	2,214.5	100.0	336.4	50.2	2,550.9	150.2
Subtotal	2,627.4	103.0	395.7	50.9	3,023.1	154.0
Equity Securities	502.1	87.3	31.3	17.9	533.4	105.3
Total	$3,129.5	$190.4	$427.0	$68.9	$3,556.6	$259.3

At December 31, 2016, the Company held 718 fixed maturity and 8 equity securities in an unrealized loss position, representing 37.0% (as to fixed maturities) and 7.7% (as to equity securities) of the total number of such issues it held. At December 31, 2015, the Company held 709 fixed maturity and 22 equity securities in an unrealized loss position, representing 39.2% (as to fixed maturities) and 23.9% (as to equity securities) of the total number of such issues it held. Of the securities in an unrealized loss position, 46 and 79 fixed maturity securities and 2 and 1 equity securities, had been in a continuous unrealized loss position for more than 12 months as of December 31, 2016 and 2015, respectively. The unrealized losses on these securities are primarily deemed to reflect changes in the interest rate environment and changes in fair values of fixed income and equity securities issued by participants in the extractive industries in particular. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of December 31, 2016 and December 31, 2015.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2016:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$772.1	$654.7	$—	$1,426.8
Corporate	—	6,733.6	10.5	6,744.1
Equity securities	2,895.2	—	.9	2,896.1
Short-term investments	681.6	—	—	681.6
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$947.4	$—	$947.4

As of December 31, 2015:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$606.6	$678.2	$—	$1,284.9
Corporate	—	6,886.0	10.5	6,896.5
Equity securities	1,985.8	—	2.0	1,987.8
Short-term investments	669.4	—	—	669.4
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$359.7	$—	$359.7

There were no transfers between Levels 1, 2 or 3 during 2016 or 2015.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At December 31, 2016, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2016	2015	2014
Investment income from:
Fixed maturity securities	$296.6	$296.4	$296.0
Equity securities	88.2	91.0	49.3
Short-term investments	2.1	.8	.8
Other sources	3.9	3.7	3.0
Gross investment income	390.9	392.1	349.2
Investment expenses (a)	3.8	3.4	3.7
Net investment income	$387.0	$388.6	$345.5

Realized gains (losses) on:
Fixed maturity securities:
Gains	$15.3	$17.2	$32.1
Losses	(12.5)	(.9)	(5.0)
Net	2.8	16.3	27.0
Equity securities:
Gains	95.1	96.2	247.2
Losses	(25.4)	(20.9)	(2.3)
Net	69.7	75.3	244.9
Other long-term investments, net	.2	(.3)	.3
Total realized gains (losses)	72.8	91.3	272.3
Income taxes (credits)(b)	25.5	31.9	95.3
Net realized gains (losses)	$47.3	$59.3	$177.0

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$119.4	$(256.1)	$55.1
Less: Deferred income taxes (credits)	41.9	(89.5)	19.2
	77.5	(166.6)	35.9

Equity securities & other long-term investments	330.0	(126.5)	(86.8)
Less: Deferred income taxes (credits)	115.3	(44.2)	(30.3)
	214.6	(82.2)	(56.4)
Net changes in unrealized investment gains (losses)	$292.1	$(248.9)	$(20.4)
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.4, $.3 and $.4 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments which will be effective in 2020. The guidance will require immediate recognition of expected credit losses for certain financial instruments such as reinsurance recoverables and held to maturity securities and also modifies the impairment model for available for sale debt securities.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 28% of 2016, 27% of 2015 and 27% of 2014 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt.

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

In May 2014, the FASB issued a comprehensive revenue recognition standard which is effective in 2018 and applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. The Company is currently evaluating the guidance, however, it does not expect that its adoption will have a material impact on the consolidated financial statements.

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

The following table shows a reconciliation of deferred acquisition costs between succeeding balance sheet dates.

Years Ended December 31:	2016	2015	2014
Deferred, beginning of year	$255.4	$230.8	$192.6
Acquisition costs deferred:
Commissions - net of reinsurance	253.0	267.3	258.9
Premium taxes	107.8	107.3	102.3
Salaries and other marketing expenses	51.4	46.0	41.4
Sub-total	412.3	420.7	402.7
Amortization charged to income	(393.7)	(396.1)	(364.6)
Change for the year	18.6	24.6	38.1
Deferred, end of year	$274.0	$255.4	$230.8

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2016 and 2015, unearned premiums consisted of the following:

As of December 31:	2016	2015
General Insurance Group	$1,834.3	$1,735.0
RFIG Run-off Business	8.6	13.7
Total	$1,842.9	$1,748.7

(h) Losses, Claims and Settlement Expenses - The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work‑related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the risk of possibly higher or lower than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

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

General Insurance reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Long-term disability or pension type workers' compensation reserves are discounted to present value based on interest rates ranging from 3.5% to 4.0%. The amount of discount reflected in the year end net reserves totaled $231.9, $228.6, and $240.7 as of December 31, 2016, 2015, and 2014, respectively. Interest accretion of $24.2, $36.7 and $26.2 for the years ended December 31, 2016, 2015, and 2014, respectively, was recognized within benefits, claims and settlement expenses in the consolidated statements of income. Losses and claims incurred but not reported ("IBNR"), as well as expenses required to settle losses and claims are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. As applicable, estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves. Overall claim and claim expense reserves incorporate amounts covering net estimates of unusual claims such as those emanating from asbestosis and environmental ("A&E") exposures as discussed below. Such reserves can affect claim costs and related loss ratios for such insurance coverages as general liability, commercial automobile (truck), workers' compensation, and property.

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

In March 2010, federal regulations were revised once again as part of the Patient Protection and Affordability Act that reinstates two provisions that can potentially benefit claimants. In response to this most recent legislation and the above noted 2001 change, black lung claims filed or refiled have risen once increased. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience as well as assumptions relative to the effect of the revised regulations. The potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot be estimated with reasonable certainty.

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims generally involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2016, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2016 and 2015, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $121.2 and $130.9 gross, respectively, and $97.1 and $100.6 net of reinsurance, respectively. Old Republic's average five year paid loss survival ratios stood at 4.3 years (gross) and 6.3 years (net of reinsurance) as of December 31,

2016 and 4.7 years (gross) and 6.2 years (net of reinsurance) as of December 31, 2015. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

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

	2016	2015	2014
Estimated reduction in beginning reserve	$47.5	$79.3	$115.2
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	8.3	18.8	47.1
Prior year	(24.8)	(17.6)	10.4
Sub-total	(16.5)	1.2	57.6
Estimated rescission reduction in paid claims	(1.4)	(33.0)	(93.5)
Estimated reduction in ending reserve	$29.6	$47.5	$79.3

As above-noted, the estimated reduction in ending loss reserves reflects, in large measure, a variety of judgments relative to the level of expected coverage rescissions and claim denials on loans that are in default as of each balance sheet date. The provision for insured events of the current year resulted from actual and anticipated rescissions and claim denials attributable to newly reported delinquencies in each respective year. The provision for insured events of prior years resulted from actual rescission and claim denial activity, reinstatement of previously rescinded or denied claims, or revisions in assumptions regarding expected rescission or claim denial rates on outstanding prior year delinquencies. The trends since 2010 reflect a continuing reduction in the level of actual and anticipated rescission and claim denial rates on total outstanding delinquencies. Claims not paid by virtue of rescission or denial represent the Company's estimated contractual risk, before consideration of the impacts of any reinsurance and deductibles or aggregate loss limits, on cases that are settled by the issuance of a rescission or denial notification. Variances between the estimated rescission and actual claim denial rate are reflected in the periods during which they occur.

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

Years Ended December 31:	2016	2015	2014
Gross reserves at beginning of year	$9,120.1	$9,122.0	$9,433.5
Less: reinsurance losses recoverable	2,732.5	3,006.6	2,836.7
Net reserves at beginning of year:
General Insurance	5,053.1	4,722.0	4,334.1
Title Insurance	580.8	505.4	471.5
RFIG Run-off	736.7	870.2	1,774.2
Other	16.9	17.5	16.8
Sub-total	6,387.6	6,115.3	6,596.8
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,115.1	2,081.6	2,009.8
Title Insurance	107.7	112.1	105.5
RFIG Run-off (a)	171.3	323.7	323.1
Other	21.7	25.2	44.5
Sub-total	2,416.0	2,542.8	2,483.0
Change in provision for insured events of prior years:
General Insurance	9.9	43.9	107.9
Title Insurance	(23.4)	(12.8)	(13.6)
RFIG Run-off (a)	(68.7)	(130.1)	(74.8)
Other	(3.8)	(.6)	(1.5)
Sub-total	(86.1)	(99.7)	17.8
Total incurred claims and claim adjustment expenses (a)	2,329.9	2,443.0	2,500.9
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	723.5	671.5	657.0
Title Insurance	4.4	(39.9)	4.7
RFIG Run-off (b)	14.5	29.1	40.6
Other	14.8	16.9	33.4
Sub-total	757.4	677.6	735.9
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,204.5	1,123.0	1,072.8
Title Insurance	58.6	63.8	53.2
RFIG Run-off (b)	250.8	297.9	1,111.6
Other	6.1	8.3	8.7
Sub-total	1,520.2	1,493.1	2,246.5
Total payments (b)	2,277.6	2,170.7	2,982.4
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance	5,249.9	5,053.1	4,722.0
Title Insurance	602.0	580.8	505.4
RFIG Run-off	574.0	736.7	870.2
Other	13.8	16.9	17.5
Sub-total	6,439.8	6,387.6	6,115.3
Reinsurance losses recoverable	2,766.1	2,732.5	3,006.6
Gross reserves at end of year	$9,206.0	$9,120.1	$9,122.0
__________

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2016	2015	2014
Change in provision for incurred events of prior years:
General Insurance	$2.5	$41.2	$190.8
RFIG Run-off (a)	(61.3)	(127.4)	(157.8)

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	1,939.9	1,830.1	1,825.5
RFIG Run-off (b)	$253.6	$291.4	$1,056.5

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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $8.3, $18.8 and $47.1, respectively, for 2016, 2015 and 2014. The provision for insured events of prior years in 2016, 2015 and 2014 was (increased) reduced by estimated coverage rescissions and claims denials of $(24.8), $(17.6) and $10.4, respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

The following table reflects the changes in net reserves between succeeding balance sheet dates.

	2016	2015	2014
Net reserve increase(decrease):
General Insurance	$196.8	$331.0	$387.9
Title Insurance	21.2	75.3	33.8
RFIG Run-off	(162.7)	(133.4)	(904.0)
Other	(3.0)	(.6)	.7
Total	$52.2	$272.2	$(481.5)

(b)
Rescissions reduced the Company's paid losses by an estimated $1.4, $33.0, and $93.5 for 2016, 2015, and 2014, respectively. In mid July 2014, in furtherance of a Final Order received from the NCDOI, RMIC and RMICNC processed payments of their accumulated deferred payment obligation balances of approximately $657.0. Refer to Note 1(s).

(c)	Year end net IBNR reserves for each segment were as follows:

	2016	2015	2014
General Insurance	$2,431.2	$2,324.3	$2,266.2
Title Insurance	517.5	503.8	432.2
RFIG Run-off	206.3	180.7	138.7
Other	5.4	6.4	5.7
Total	$3,160.5	$3,015.3	$2,843.0

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments of 1.3% and 1.6% for 2016 and 2015, respectively, and unfavorable development of (.3)% for 2014, with average favorable annual developments of .8%. The Company believes that the factors most responsible, in varying and continually changing degrees, for reserve redundancies or deficiencies include, as to many general insurance coverages, the effect of reserve discounts applicable to workers' compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above. In 2016, 2015 and 2014, the Company experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2014 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. As to mortgage guaranty and the CCI coverage, changes in reserve adequacy or deficiency result from differences in originally estimated salvage and subrogation recoveries, sales and prices of homes that can impact claim costs upon the disposition of foreclosed properties, changes in regional or local economic conditions and employment levels, greater numbers of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported.

In May 2015, the FASB issued guidance requiring additional disclosures about short-duration insurance contracts which the Company has adopted for purposes of its 2016 Annual Report on Form 10-K. The new disclosures, which are included below, are intended to provide additional information about insurance liabilities including the nature, amount, timing, and uncertainty of future cash flows related to those liabilities.

The information about incurred and paid claims development for the years ended December 31, 2007 to 2015 is presented as supplementary information.

The following represents the Company's incurred and paid loss development tables for the major types of insurance coverages as of December 31, 2016.

Workers' Compensation

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2016
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$562.5	$542.3	$542.6	$546.2	$544.3	$537.6	$532.6	$535.3	$537.5	$535.1	$23.2	69,162
2008		513.4	515.1	509.5	511.6	507.2	505.4	509.4	508.8	511.3	21.2	63,658
2009			520.7	516.9	534.7	544.4	542.9	559.8	564.6	563.8	32.0	55,919
2010				485.1	480.0	521.5	545.3	569.1	563.1	564.0	35.1	57,714
2011					558.6	567.3	595.3	622.5	643.0	641.7	80.5	53,259
2012						629.3	647.2	670.6	678.1	676.4	118.0	49,826
2013							700.9	705.3	716.9	722.7	149.6	48,709
2014								780.9	792.8	786.4	229.5	53,860
2015									794.3	792.6	319.4	54,535
2016										756.1	449.5	41,331
									Total	$6,550.6	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$103.5	$241.4	$337.1	$384.0	$414.4	$437.6	$434.0	$449.2	$458.7	$465.5
2008		110.3	246.1	326.2	377.9	412.9	431.7	428.4	440.6	450.5
2009			113.8	263.6	351.4	404.2	440.2	469.4	468.1	478.8
2010				118.9	279.8	370.1	427.9	464.0	466.5	482.8
2011					112.6	266.7	361.4	424.0	469.8	503.4
2012						113.1	265.8	361.8	426.7	469.5
2013							107.6	274.3	381.2	449.8
2014								116.9	293.7	397.1
2015									109.0	274.9
2016										102.5
									Total	$4,075.4	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$6,550.6
Less: net paid claims and allocated claim adjustment expenses (B)										4,075.4
Sub-total										2,475.1
All outstanding liabilities before 2007, net of reinsurance										640.1
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$3,115.3

General Liability

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2016
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$109.7	$102.6	$103.7	$104.7	$107.3	$116.3	$113.0	$113.3	$112.2	$117.6	$8.8	7,468
2008		87.4	91.8	95.4	93.0	93.1	91.9	102.2	101.9	102.7	12.6	5,063
2009			88.6	87.9	88.2	83.1	89.7	107.6	107.4	105.3	8.9	6,057
2010				68.4	67.8	66.6	64.7	70.4	69.6	68.6	7.8	5,318
2011					72.5	71.5	72.9	80.0	95.8	96.0	11.7	4,667
2012						95.0	91.2	89.2	100.9	107.2	19.8	5,168
2013							95.7	96.7	96.5	107.8	21.9	5,357
2014								107.0	110.4	109.3	41.7	5,671
2015									96.0	96.3	54.5	4,826
2016										92.4	60.6	3,650
										1,003.6	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$14.6	$25.6	$38.4	$56.5	$72.0	$84.1	$93.3	$99.9	$101.0	$101.9
2008		3.9	15.1	28.6	46.0	56.0	66.7	72.2	75.6	79.8
2009			2.4	7.8	25.5	37.0	50.3	67.8	77.1	85.3
2010				3.9	10.8	20.8	31.1	44.3	52.1	55.5
2011					2.5	12.1	26.0	43.6	58.6	68.9
2012						5.5	18.8	36.0	50.8	67.4
2013							4.0	13.6	34.3	58.4
2014								5.8	15.8	31.9
2015									6.3	16.0
2016										7.1
										$572.7	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$1,003.6
Less: net paid claims and allocated claim adjustment expenses (B)										572.7
Sub-total										430.8
All outstanding liabilities before 2007, net of reinsurance										119.4
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$550.3

Commercial Automobile

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2016
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$601.5	$565.0	$529.8	$513.3	$509.1	$506.7	$495.9	$493.0	$476.6	$474.6	$4.2	94,462
2008		572.8	546.4	516.4	502.5	497.8	495.7	480.7	462.8	460.6	3.3	87,247
2009			538.0	491.0	459.2	437.9	434.1	424.9	407.0	402.7	4.9	79,178
2010				578.8	531.6	506.7	500.1	496.6	494.9	479.9	12.1	92,134
2011					584.2	575.5	551.4	543.8	549.9	549.0	17.3	96,702
2012						617.0	605.1	579.6	575.0	573.1	25.8	97,962
2013							654.6	649.8	668.5	669.6	37.7	96,810
2014								678.9	689.2	691.7	33.7	102,857
2015									712.4	710.5	36.9	103,767
2016										755.9	31.8	100,806
										$5,768.1	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$206.6	$322.8	$399.3	$438.1	$454.5	$463.4	$467.4	$469.1	$469.4	$469.6
2008		208.6	306.8	368.5	417.3	436.9	447.3	453.7	455.7	456.0
2009			177.8	269.2	325.1	358.6	377.0	386.8	394.0	396.6
2010				200.0	305.8	372.7	423.8	449.4	460.0	465.7
2011					223.1	352.7	436.2	483.2	511.6	523.0
2012						229.0	351.4	442.9	498.6	525.9
2013							248.3	398.1	511.0	578.1
2014								267.4	430.5	536.9
2015									265.1	438.9
2016										290.2
										$4,681.3	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$5,768.1
Less: net paid claims and allocated claim adjustment expenses (B)										4,681.3
Sub-total										1,086.8
All outstanding liabilities before 2007, net of reinsurance										3.9
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$1,090.8

The following represents a reconciliation of the incurred and paid loss development tables to total claim and loss adjustment expense reserves as reported in the consolidated balance sheet.

December 31, 2016

Net claim and allocated loss adjustment expense reserves:
Workers' compensation (a)	$2,883.3
General liability	550.3
Commercial automobile	1,090.8
Three above coverages combined	4,524.5
Other short-duration insurance lines	539.3
Subtotal	5,063.8

Reinsurance recoverable on claim reserves:
Workers' compensation	1,703.6
General liability	513.7
Commercial automobile	289.9
Three above coverages combined	2,507.3
Other short-duration insurance lines	230.1
Subtotal	2,737.5

Insurance lines other than short-duration	985.7
Unallocated loss adjustment expense reserves	418.8
1,404.6
Gross claim and loss adjustment expense reserves	$9,206.0

__________

(a) The amount of discount reflected in the year end net reserves totaled $231.9 as of December 31, 2016.

The table below is supplementary information and presents the historical average annual percentage payout of incurred claims by age, net of reinsurance.

	Supplementary Information (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10

Workers' compensation	17.4%	24.5%	15.3%	9.6%	6.5%	3.8%	.3%	2.4%	1.9%	1.3%
General liability	5.6%	9.5%	15.0%	16.1%	14.3%	11.9%	6.7%	5.6%	2.5%	.7%
Commercial automobile	40.7%	22.9%	15.1%	9.4%	4.6%	2.2%	1.3%	.5%	.1%	—%

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

Years Ended December 31:	2016	2015	2014
Statutory tax rate (credit)	35.0%	35.0%	35.0%
Tax rate increases (decreases):
Tax-exempt interest	(.5)	(.1)	(.2)
Dividends received exclusion	(2.6)	(3.0)	(1.5)
Valuation allowance	—	1.1	—
Foreign income (loss) reattribution	(.1)	(.2)	(.2)
Other items - net	.1	.4	(.3)
Effective tax rate (credit)	31.9%	33.2%	32.8%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2016	2015	2014
Deferred Tax Assets:
Losses, claims, and settlement expenses	$337.7	$330.2	$299.9
Pension and deferred compensation plans	71.5	71.1	75.8
Impairment losses on investments	1.7	—	3.2
Net operating loss carryforward	33.3	36.8	40.2
AMT credit carryforward	9.6	9.6	9.6
Other temporary differences	33.6	35.5	38.4
Total deferred tax assets before valuation allowance	487.5	483.3	467.2
Valuation allowance	—	—	(9.6)
Total deferred tax assets	487.5	483.3	457.6
Deferred Tax Liabilities:
Unearned premium reserves	48.5	44.4	39.6
Deferred policy acquisition costs	91.7	84.8	76.6
Mortgage guaranty insurers' contingency reserves	114.3	82.4	53.5
Amortization of fixed maturity securities	5.8	5.6	5.1
Net unrealized investment gains	232.6	74.9	208.7
Title plants and records	4.9	4.9	5.0
Other temporary differences	31.9	31.9	31.9
Total deferred tax liabilities	529.9	328.9	420.6
Net deferred tax assets (liabilities)	$(42.6)	$154.5	$37.0
At December 31, 2016, the Company had available net operating loss ("NOL") carryforwards of $95.3 which will expire in years 2021 through 2029, and a $9.6 alternative minimum tax ("AMT") credit carryforward which does not expire. The NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code and is available to reduce future years' taxable income by a maximum of $9.8 each year until expiration.

A valuation allowance was held against deferred tax assets as of December 31, 2014 related to certain tax credit carryforwards which the Company did not expect to realize. In 2015, the Company released the valuation allowance previously established. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all gross deferred tax assets at year end 2016 will more likely than not be fully realized.

Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. For 2016 tax purposes, the Company recognized a contingency reserve deduction of $91.0. Consequently, $31.8 of U.S. Treasury Tax and Loss Bonds will be acquired during the first quarter of 2017.

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. During 2016, the IRS completed an examination of the Company's consolidated Federal income tax returns for the years 2011 through 2013, which produced no material change to the Company's net income.

(k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $29.6, $26.6 and $26.1 in 2016, 2015, and 2014, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(m) Goodwill and Intangible Assets - The following table presents the components of the Company's goodwill balance:

	General	Title	RFIG Run-off	Other	Total
January 1, 2015	$116.2	$44.3	$—	$.1	$160.7
Acquisitions	—	—	—	—	—
Impairments	—	—	—	—	—
December 31, 2015	116.2	44.3	—	.1	160.7
Acquisitions	—	—	—	—	—
Impairments	—	—	—	—	—
December 31, 2016	$116.2	$44.3	$—	$.1	$160.7

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

Years Ended December 31:	2016	2015	2014
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$523.7	$552.9	$479.3
Increases (decreases) during the year attributable to:
Interest cost	23.2	22.1	23.4
Actuarial (gains) losses	12.5	(31.0)	68.9
Benefits paid	(21.9)	(20.2)	(18.7)
Net increase (decrease) for the year	13.7	(29.1)	73.5
Projected benefit obligation at end of year	$537.5	$523.7	$552.9
Accumulated benefit obligation at end of year	$537.5	$523.7	$552.9

Fair Value of Net Assets Available for Plan Benefits
Fair value of net assets available for plan benefits
At beginning of the year	$409.2	$419.2	$408.8
Increases (decreases) during the year attributable to:
Actual return on plan assets	39.9	4.7	19.8
Sponsor contributions	—	5.5	9.2
Benefits paid	(21.9)	(20.2)	(18.7)
Net increase (decrease) for year	17.9	(9.9)	10.3
Fair value of net assets available for plan benefits
At end of the year	$427.1	$409.2	$419.2

Funded Status	$(110.3)	$(114.5)	$(133.6)
Amounts recognized in accumulated other comprehensive income	$(117.0)	$(118.2)	$(126.9)

The Company expects to make cash contributions of $2.8 in calendar year 2017.

The components of aggregate annual net periodic pension costs consisted of the following:

Years Ended December 31:	2016	2015	2014
Interest cost	$23.2	$22.1	$23.4
Expected return on plan assets	(28.6)	(29.8)	(29.4)
Recognized loss	2.5	2.6	—
Net cost	$(2.9)	$(4.9)	$(6.0)

The projected benefit obligation and net periodic benefit cost for the Plan were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2016	2015	2016	2015	2014
Settlement discount rates	4.30%	4.55%	4.55%	4.10%	5.00%
Long-term rates of return on plans' assets	N/A	N/A	7.25%	7.25%	7.25%

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

			Investment Policy Asset Allocation % Range Target
As of December 31:	2016	2015
Equity securities:
Common shares of Company stock	12.6%	12.9%
Other	68.2	61.1
Sub-total	80.8	74.0	40% to 80%
Fixed maturity securities	15.4	21.4	15% to 60%
Other	3.8	4.6	1% to 10%
Total	100.0%	100.0%

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

The following tables present a summary of the Plan's assets segregated among the various input levels described in Note 1(d).

	Fair Value Measurements
As of December 31, 2016:	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$53.7	$—	$—	$53.7
Other	272.2	19.1	—	291.3
Sub-total	325.9	19.1	—	345.1
Fixed maturity securities	4.1	61.7	—	65.9
Other	5.9	5.1	5.0	16.1
Total	$336.1	$86.0	$5.0	$427.1

As of December 31, 2015:
Equity securities:
Common shares of Company stock	$52.7	$—	$—	$52.7
Other	231.9	18.2	—	250.2
Sub-total	284.6	18.2	—	302.9
Fixed maturity securities	—	87.5	—	87.5
Other	8.7	4.5	5.5	18.7
Total	$293.3	$110.2	$5.5	$409.2

Level 1 assets include U.S. Treasury notes, publicly traded common stocks, mutual funds and certain short-term investments. Level 2 assets generally include corporate and government agency bonds, common collective trusts, and a limited partnership investment. Level 3 assets primarily consist of an immediate participation guaranteed fund.

The benefits expected to be paid as of December 31, 2016 for the next 10 years are as follows: 2017: $25.5; 2018: $26.9; 2019: $28.5; 2020 $29.7; 2021: $30.8 and for the five years after 2021: $163.5.

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2016	2015	2014
Employees Savings and Stock Ownership Plan "ESSOP"	$12.8	$9.9	$9.3
Other profit sharing plans	12.2	10.6	10.9
Cash and deferred incentive compensation	$36.8	$26.6	$21.4

A majority of the Company's employees participate in the ESSOP. Company contributions are provided in the form of Old Republic common stock. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock; dividends on unallocated shares are used to pay debt service costs. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. During 2015, the Employee Savings and Stock Ownership Plan purchased 2,200,000 shares of Old Republic common stock for $34.0. The purchases were financed by a loan from the Company. As of December 31, 2016, there were 13,975,662 Old Republic common shares owned by the ESSOP, of which 10,467,158 were allocated to employees' account balances. There are no repurchase obligations in existence. See Note 3(b).

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($1,447.0 and $1,570.7 at December 31, 2016 and 2015, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

Years Ended December 31:	2016	2015	2014
Numerator:
Net income (loss)	$466.9	$422.1	$409.7
Numerator for basic earnings per share -
income (loss) available to common stockholders	466.9	422.1	409.7
Adjustment for interest expense incurred on
assumed conversion of convertible senior notes	14.6	14.6	14.6
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversion of convertible senior notes	$481.5	$436.7	$424.3

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	259,429,298	259,502,067	258,553,662
Effect of dilutive securities - stock based compensation awards	1,260,094	988,091	1,004,518
Effect of dilutive securities - convertible senior notes	35,689,859	35,598,805	35,515,026
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible senior notes (a)	296,379,251	296,088,963	295,073,206
Earnings per share: Basic	$1.80	$1.63	$1.58
Diluted	$1.62	$1.48	$1.44

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	1,676,175	4,933,490	6,631,196
Convertible senior notes	—	—	—
Total	1,676,175	4,933,490	6,631,196
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

(r) Stock Based Compensation - As periodically amended, the Company has had a stock option plan in effect for certain eligible key employees since 1978. Under the plan amended in 2010, the maximum number of common shares available for 2010 and future years' grants was originally set at 14.5 million shares through February 2016. The 2016 Incentive Compensation Plan (the "2016 Plan") was approved by shareholders in 2015 and became effective on February 24, 2016. On the effective date of the 2016 Plan, 15.0 million shares became available for future awards. The maximum number of options available as of December 31, 2016 for future issuance under this amended plan was approximately 13.7 million shares.

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

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2016	2015	2014
Stock based compensation expense	$3.1	$2.3	$2.7
Income tax benefit	$1.0	$.8	$.9

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

	2016	2015	2014
Expected volatility	.26	.28	.33
Expected dividends	4.32%	5.06%	4.75%
Expected term (in years)	7	7	7
Risk-free rate	1.77%	1.70%	2.10%

A summary of stock option activity under the plan as of December 31, 2016, 2015 and 2014, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,875,574	$16.60	11,510,433	$16.67	12,807,272	$16.97
Granted	1,230,050	18.14	991,750	15.26	1,085,000	16.06
Exercised	619,874	12.18	920,350	12.14	409,229	11.85
Forfeited and expired	2,242,725	21.71	1,706,259	18.69	1,972,610	19.26
Outstanding at end of year	8,243,025	15.77	9,875,574	16.60	11,510,433	16.67

Exercisable at end of year	6,095,111	$15.59	7,870,396	$17.17	9,349,180	$17.44

Weighted average fair value of
options granted during the year (a)	$2.77	per share	$2.25	per share	$3.15	per share
__________

(a) Based on the Black-Scholes option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2016 follows:

				Options Outstanding			Options Exercisable
					Weighted - Average			Weighted Average Exercise Price
Ranges of Exercise Prices			Year(s) Of Grant	Number Out- Standing	Remaining Contractual Life	Exercise Price	Number Exercisable
$21.78	to	$23.16	2007	1,676,175	0.25	$21.77	1,676,175	$21.77
$7.73	to	$12.95	2008	451,450	1.25	12.91	451,450	12.91
$10.48			2009	298,505	2.25	10.48	298,505	10.48
$12.08			2010	355,745	3.25	12.08	355,745	12.08
$12.33			2011	637,592	4.25	12.33	637,592	12.33
$10.80			2012	760,237	5.25	10.80	760,237	10.80
$12.57			2013	811,720	6.25	12.57	569,292	12.57
$16.06			2014	1,045,461	7.25	16.06	607,102	16.06
$15.26			2015	978,640	8.25	15.26	391,137	15.26
$18.14			2016	1,227,500	9.25	18.14	347,876	18.14
Total				8,243,025		$15.77	6,095,111	$15.59

As of December 31, 2016, there was $2.4 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2016	2015	2014
Cash received from stock option exercise	$7.5	$11.1	$4.8
Intrinsic value of stock options exercised	3.9	4.2	1.7
Actual tax benefit realized for tax deductions from stock options exercised	$1.3	$1.4	$.6

At December 31, 2016, the Company had restricted common stock issued to certain employees which are expected to vest over the next 3 years. During the vesting period, restricted shares are nontransferable and subject to forfeiture. Compensation expense for the restricted stock award is recognized over the vesting period of the award and was immaterial for the years ended December 31, 2016, 2015 and 2014.

In March 2016, the FASB issued guidance intended to simplify certain aspects of accounting for share-based payment award transactions which will be effective beginning in 2017. The Company's adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

(s) Regulatory Matters - The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted RMIC's statutory capital base and forced it to discontinue writing new business in 2011. The insurance laws of 16 jurisdictions, including RMIC and RMICNC’s domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a “minimum policyholder position” (“MPP”) of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its sister company, RMICNC, discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. They were placed under administrative supervision by the North Carolina Department of Insurance ("NCDOI") the following year and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

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

RMIC has continually evaluated the potential long-term underwriting performance of the run-off book of business based on various modeling techniques. The resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's analysis did not indicate that the establishment of a premium deficiency was warranted as of December 31, 2016, 2015, or 2014. In this regard, a long-used RMIC standard model indicates that underwriting performance of the book of business should, in the aggregate be positive over the extended ten year run-off period assumed to end on or about December 31, 2022. As of December 31, 2016, it is nonetheless possible that MI operating results could be negative in the near term.

As of December 31, 2016, RFIG's mortgage insurance subsidiaries were statutorily solvent. The total statutory capital, inclusive of a contingency reserve of $340.9, was $420.6, which was $231.9 above the required MPP of $188.7. As of the same date, RFIG's consolidated GAAP capitalization amounted to $330.6.

Note 2 - Debt - Consolidated debt of Old Republic and its subsidiaries is summarized below:

December 31:	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$547.8	$689.5	$546.0	$709.5
4.875% Senior Notes due 2024	395.6	417.4	395.1	404.6
3.875% Senior Notes due 2026	544.6	531.9	—	—
ESSOP debt with an average yield of 3.98%
and 3.69%, respectively	8.1	8.1	11.7	11.7
Other miscellaneous debt with an average yield of 1.9%	32.4	32.5	—	—
Total debt	$1,528.7	$1,679.7	$952.8	$1,125.8

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

Scheduled maturities of the above debt at the respective year ends are as follows: 2017: $3.9; 2018: $554.1; 2019: $6.5; 2020: $6.5; 2021 and after: $969.5. During 2016, 2015 and 2014, $50.9, $42.9 and $28.3, respectively, of interest expense on debt was charged to consolidated operations.

Old Republic's 3.75% Convertible Senior Notes, 4.875% Senior Notes, and 3.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at December 31, 2016 and management has every expectation that its solvent state is likely to prevail. RMIC is expected to be an increasingly less significant subsidiary over time as its in force business declines.

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

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 1(d) above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
December 31, 2016	$1,528.7	$1,679.7	$—	$1,639.0	$40.6
December 31, 2015	$952.8	$1,125.8	$—	$1,114.1	$11.7

Note 3 - Shareholders' Equity

(a) Preferred Stock - At December 31, 2016, there were 75,000,000 shares of preferred stock authorized. The Company has designated one series of preferred stock: 10,000,000 shares of Series A Junior Participating Preferred Stock (Series A). No shares have been issued or are outstanding. The Series A Stock, if and when issued, shall pay a dividend of the greater of $1.00 or 100 times (subject to adjustment) the aggregate per share amount (payable in kind) of all non-cash dividend or other distributions, other than a dividend payable in shares of common stock declared on the common stock of the Company. Each share of Series A stock shall have 100 votes on each matter submitted to a vote of the shareholders.

(b) Common Stock - At December 31, 2016, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. During 2008, the Company issued 5,488,475 shares to the ESSOP for consideration of $50.0. The ESSOP's common stock purchases were financed by a $30.0 bank loan and by $20.0 of pre-fundings from ESSOP participating subsidiaries. During 2015, the ESSOP purchased 2,200,000 shares of Old Republic common stock for $34.0. The purchases were financed by a loan from the Company. Common stock held by the ESSOP is classified as a charge to the common shareholders' equity account until it is allocated to participating employees' accounts contemporaneously with the repayment of the ESSOP debt incurred for its acquisition. Such unallocated shares are not considered outstanding for purposes of calculating earnings per share. Dividends on unallocated shares are used to pay debt service costs. Dividends on allocated shares are credited to participants' accounts.

(c) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year end 2016 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2017 without the prior approval of appropriate regulatory authorities is approximately $473.3. Cash dividends declared during 2016, 2015 and 2014 to the Company by its subsidiaries amounted to $317.6, $326.0 and $281.1, respectively.

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

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 for workers' compensation; $5.0 for commercial auto liability; $5.0 for general liability; $12.0 for executive protection (directors & officers and errors & omissions); $2.0 for aviation; and $5.0 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. An immaterial amount of the mortgage guaranty traditional primary risk in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is (in whole dollars) $38,200 per insured loan.

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

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger is $140, $160, $180, and $200 for 2017, 2018, 2019, and 2020, respectively. Once the program trigger is met, TRIPRA will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% in 2015 and declines by one percentage point per year until it reaches 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposure.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions, are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $15.9 at both December 31, 2016 and 2015 are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2016, the Company's General Insurance Group's ten largest reinsurers represented approximately 53% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Munich Re America, Inc. the largest reinsurer representing 14.5% of the total recoverable balance. Of the balances due from these ten reinsurers, 64.4% was recoverable from A or better rated reinsurance companies, 6.9% from an industry-wide insurance assigned risk pool, 24.1% from foreign unrated companies, and 4.6% from domestic unrated companies.

The following information relates to reinsurance and related data for the General Insurance and RFIG Run-off Groups for the three years ended December 31, 2016. Reinsurance transactions of the Title Insurance Group and small life and accident insurance operation are not material.

Years Ended December 31:		2016	2015	2014
General Insurance Group
Written premiums:	Direct	$4,091.6	$3,964.3	$3,750.4
	Assumed	48.4	73.8	36.1
	Ceded	$1,134.7	$1,052.6	$939.7

Earned premiums:	Direct	$4,005.3	$3,839.2	$3,607.5
	Assumed	50.8	64.3	31.1
	Ceded	$1,119.8	$1,008.8	$902.9
Claims ceded		$620.6	$341.1	$602.2

RFIG Run-off Business
Written premiums:	Direct	$168.6	$214.0	$255.0
	Assumed	—	—	—
	Ceded	$2.9	$5.1	$7.0

Earned premiums:	Direct	$173.0	$225.0	$262.4
	Assumed	—	—	—
	Ceded	$2.9	$5.1	$7.0
Claims ceded		$.1	$.6	$1.1

Mortgage Guaranty Insurance in force as of December 31:
	Direct	$21,370.9	$27,561.7	$35,414.8
	Assumed	—	—	—
	Ceded	$14.3	$27.2	$116.4

(b) Leases - Some of the Company's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $55.7, $54.7 and $51.4 in 2016, 2015 and 2014, respectively. These expenses relate primarily to building leases of the Company. A number of the Company's subsidiaries also lease other equipment for use in their businesses. At December 31, 2016, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2017: $56.3; 2018: $49.7; 2019: $41.0; 2020: $29.8; 2021: $22.2; 2022 and after: $114.7.

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

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance, non-insurance, and ESSOP affiliates. At December 31, 2016, the aggregate principal amount of such guaranties was $117.9.

(d) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings which may prove to be material to the Company or a subsidiary are discussed below.

On December 19, 2008, Old Republic Insurance Company and Republic Insured Credit Services, Inc., ("Old Republic") filed suit against Countrywide Bank FSB, Countrywide Home Loans, Inc. ("Countrywide") and Bank of New York Mellon, BNY Mellon Trust of Delaware ("BNYM") in the Circuit Court, Cook County, Illinois (Old Republic Insurance Company, et al. v. Countrywide Bank FSB, et al.) seeking rescission of various credit indemnity policies issued to insure home equity loans and home equity lines of credit which Countrywide had securitized or held for its own account, a declaratory judgment and money damages based upon systemic material misrepresentations and fraud by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications. Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic had relied upon to deny or rescind coverage for individual defaulted loans under those policies, as well as unspecified compensatory and punitive damages. The Court ruled that Countrywide does not have standing to counterclaim with respect to the policies insuring the securitized loans because those policies were issued to BNYM. In response, Countrywide and BNYM jointly filed a motion asking the Court to allow an amended counterclaim in which BNYM would raise substantially similar allegations as those raised by Countrywide and make substantially similar requests but with respect to the policies issued to BNYM. The Court dismissed their motion, with leave to re-plead the counterclaim. BNYM's subsequent attempt to re-plead was granted by the Court and BNYM has re-pleaded its counterclaim. Pursuant to a revised case management order, a multi-phase trial is set to begin September 25, 2017.

On December 30, 2011 and on January 4, 2013, purported class action suits alleging RESPA violations were filed in the Federal District Court, for the Eastern District of Pennsylvania targeting RMIC, other mortgage guaranty insurance companies, PNC Financial Services Group (as successor to National City Bank) and HSBC Bank USA, N.A., and their wholly-owned captive insurance subsidiaries. (White, Hightower, et al. v. PNC Financial Services Group (as successor to National City Bank) et al.), (Ba, Chip, et al. v. HSBC Bank USA, N.A., et al.). The lawsuits are two of twelve against various lenders, their captive reinsurers and the mortgage insurers, filed by the same law firms. All of these lawsuits were substantially identical in alleging that the mortgage guaranty insurers had reinsurance arrangements with the defendant banks' captive insurance subsidiaries under which payments were made in violation of the anti-kickback and fee splitting prohibitions of Sections 8(a) and 8(b) of RESPA. Ten of the twelve suits have been dismissed. A class has not been certified in either remaining suit. Those two remaining suits seeking unspecified damages, costs, fees and the return of the allegedly improper payments were settled with an agreement to make nominal payments. Ba has been dismissed with prejudice and White is awaiting the Court's dismissal.

On October 9, 2014, Intellectual Ventures I LLC and Intellectual Ventures II LLC (collectively, "IV") served a complaint naming as defendants Old Republic National Title Insurance Company, Old Republic Title Insurance Group, Inc., Old Republic Insurance Company and Old Republic General Insurance Group, Inc. (collectively, "Old Republic")(Intellectual Ventures I LLC et al. v. Old Republic General Insurance Group, Inc. et al.). The lawsuit was brought in the United States District Court for the Western District of Pennsylvania. IV alleged that Old Republic has infringed three patents and sought damages, costs, expenses, and pre-judgment and post-judgment interest for the alleged infringement, in addition to injunctive relief. On October 14, 2014, Old Republic filed a motion to dismiss each count of the complaint on the grounds that the patents fail to meet the patentability test established by the United States Supreme Court in Alice Corp. Pty. Ltd. v. CLS Bank, 134 S.Ct. 2347 (2014). The Court granted Old Republic’s motion to dismiss on all three patents on September 25, 2015. Concurrently, Old Republic filed inter partes review petitions challenging validity of the patents before the United States Patent & Trademark Office ("USPTO") in late September and early October, 2015. In late October, 2015, IV filed notice of its appeal of the District Court’s dismissal of its claims. The appeal has been argued before the United States Court of Appeal for the Federal Circuit and a decision is pending. The Patent Trial and Appeal Board ("PTAB") of the USPTO has accepted the petitions challenging the validity of all three patents and has until early April, 2017, to rule.

On January 20, 2015, Intellectual Ventures II LLC filed two complaints in the United States District Court for the Eastern District of Texas naming as defendants Great West Casualty Company and BITCO General Insurance Corporation and BITCO National Insurance Company. (Intellectual Ventures II LLC v. Great West Casualty Company) and (Intellectual Ventures II LLC v. BITCO General Insurance Corporation et al.) The plaintiff alleges a single patent infringement and seeks damages, costs, expenses, and pre-judgment and post-judgment interest in addition to injunctive relief. On April 9, 2015, plaintiff amended each complaint to allege a second patent infringement claim. The District Court set a trial date in September, 2016. In August and September, 2015, Great West and BITCO filed inter partes review petitions challenging the validity of claims under the patents before the PTAB. Both petitions were accepted for review. On May 11, 2016, the parties filed a stipulation of dismissal on one of the patent infringement claims in the District Court. On June 29, 2016, IV disclaimed all claims it asserted against Great West and BITCO on that patent and, accordingly, the inter partes review was terminated by the PTAB. With respect to the remaining single patent infringement claim, on May 12, 2016, the District Court issued a stay on the suit until such time as the PTAB issues its ruling on the inter partes review. On January 17, 2017, the PTAB issued its ruling, finding all but one claim under the patent to be unpatentable. Further, on February 6, 2017, noting that a separate inter partes review for all claims under the patent, including the single claim remaining in the BITCO and Great West lawsuits, is ongoing between IV and another party, the District Court extended the stay until January 20, 2018.

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

Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. The Company and its subsidiaries have defended and intend to continue defending vigorously against each of the aforementioned actions. The Company does not believe it probable that any of these actions will have a material adverse effect on its consolidated financial position, results of operations, or cash flows, though there can be no assurance in those regards. The Company has made an estimate of its potential liability under certain of these lawsuits and the counterclaim, all of which seek unquantified damages, attorneys' fees, and expenses. Because of the uncertainty of the ultimate outcomes of the aforementioned disputes, additional costs may arise in future periods beyond the Company's current reserves. It is also unclear what effect, if any, the run-off operations of RMIC and its limited capital will have in the actions against it.

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2016 is presented below. In management's opinion, however, quarterly operating data for insurance enterprises such as the Company is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management's opinion, all adjustments consisting of normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the data which follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2016:
Operating Summary:
Net premiums, fees, and other income	$1,273.0	$1,340.5	$1,392.9	$1,433.9
Net investment income and realized gains (losses)	140.4	101.5	102.9	114.7
Total revenues	1,413.5	1,442.2	1,496.0	1,548.7
Benefits, claims, and expenses	1,231.1	1,293.4	1,331.9	1,357.9
Net income (loss)	$122.9	$101.0	$110.9	$131.9
Net income (loss) per share: Basic	$.48	$.39	$.43	$.51
Diluted	$.43	$.35	$.39	$.46
Average shares outstanding:
Basic	258,657,939	259,093,314	259,414,230	259,711,126
Diluted	295,543,808	296,069,028	296,444,432	296,583,195

Year Ended December 31, 2015:
Operating Summary:
Net premiums, fees, and other income	$1,219.8	$1,300.0	$1,399.9	$1,366.0
Net investment income and realized gains (losses)	110.2	109.7	145.6	113.9
Total revenues	1,330.2	1,410.0	1,545.7	1,480.2
Benefits, claims, and expenses	1,176.4	1,258.1	1,360.9	1,338.7
Net income (loss)	$103.4	$102.0	$125.9	$90.6
Net income (loss) per share: Basic	$.40	$.39	$.48	$.35
Diluted	$.36	$.36	$.44	$.32
Average shares outstanding:
Basic	259,118,634	259,468,711	259,266,696	258,257,224
Diluted	295,547,223	295,987,501	295,868,117	295,206,909

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

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Workers' compensation is the largest type of coverage underwritten by the General Insurance Group, accounting for 35.4% of the Group's direct premiums written in 2016. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including commercial automobile (principally trucking), general liability, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

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

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segment Reporting
Years Ended December 31:	2016	2015	2014
General Insurance:
Net premiums earned	$2,936.3	$2,894.7	$2,735.6
Net investment income and other income	418.4	418.5	377.8
Total revenues before realized gains or losses	$3,354.7	$3,313.3	$3,113.5
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$319.9	$336.4	$221.3
Income tax expense (credits) on above	$94.6	$111.6	$68.8

Title Insurance:
Net premiums earned	$1,742.4	$1,624.7	$1,394.4
Title, escrow and other fees	464.2	420.5	364.8
Sub-total	2,206.6	2,045.3	1,759.2
Net investment income and other income	37.4	35.3	32.3
Total revenues before realized gains or losses	$2,244.1	$2,080.7	$1,791.6
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$210.2	$166.8	$99.5
Income tax expense (credits) on above	$74.3	$58.2	$35.4

RFIG Run-off Business:
Net premiums earned	$170.0	$219.9	$255.4
Net investment income and other income	23.2	25.1	27.5
Total revenues before realized gains or losses	$193.2	$245.0	$282.9
Income (loss) before taxes (credits) and
realized investment gains or losses	$69.8	$29.4	$10.3
Income tax expense (credits) on above	$24.0	$9.9	$3.3

Consolidated Revenues:
Total revenues of above Company segments	$5,792.1	$5,639.0	$5,188.2
Other sources (b)	130.4	118.1	135.1
Consolidated net realized investment gains (losses)	72.8	91.3	272.3
Consolidation elimination adjustments	(94.9)	(82.3)	(65.0)
Consolidated revenues	$5,900.5	$5,766.1	$5,530.7

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$600.0	$532.8	$331.3
Other sources - net (b)	13.0	7.6	5.7
Consolidated net realized investment gains (losses)	72.8	91.3	272.3
Consolidated income (loss) before income taxes (credits)	$686.0	$631.8	$609.4

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$193.0	$179.8	$107.6
Other sources - net (b)	.4	(2.1)	(3.2)
Income tax expense (credits) on
consolidated net realized investment gains (losses)	25.5	31.9	95.3
Consolidated income tax expense (credits)	$219.0	$209.6	$199.7

December 31:	2016	2015
Consolidated Assets:
General Insurance	$15,305.7	$14,523.0
Title Insurance	1,423.0	1,314.3
RFIG Run-off Business	904.8	978.7
Total assets for above company segments	17,633.6	16,816.1
Other assets (b)	1,301.8	760.5
Consolidation elimination adjustments	(343.9)	(475.0)
Consolidated assets	$18,591.6	$17,101.6
__________

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $51.9, $41.6 and $32.0 for the years ended December 31, 2016, 2015, and 2014, respectively; Title - $8.4, $8.1 and $7.9 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

	Assumed from Old Republic			Ceded to Old Republic
Years Ended December 31:	2016	2015	2014	2016	2015	2014
Premiums earned	$3.8	$3.3	$3.5	$.6	$.6	$.7
Commissions and fees	1.0	.9	.6	—	—	.1
Losses and loss expenses	4.5	2.6	3.8	.8	.9	.5
Loss and loss expense reserves	15.3	12.7	11.1	5.2	4.7	4.0
Unearned premiums	$1.4	$1.5	$1.3	$.1	$.1	$—

As of December 31, 2016 and 2015, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $30.6 and $29.9, respectively. AB&M's accounts are not consolidated with Old Republic's since it is owned by its policyholders and, in any event, their inclusion would not have a significant effect on Old Republic's consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Old Republic International Corporation:

We have audited the accompanying balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A of the 2016 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Republic International Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Old Republic International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP

Chicago, Illinois
February 28, 2017

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

Changes in Internal Control

During the three month period ended December 31, 2016, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016. Their report is shown on page 96 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 17, 2016.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2016, regarding the senior officers of the Company:

Name	Age	Position
Charles S. Boone	63	Senior Vice President - Investments and Treasurer since August, 2001.

W. Todd Gray	48	Senior Vice President - Operations and Finance of Old Republic General Insurance Companies since August 2015. Prior to joining Old Republic, Mr. Gray was an executive of Midland Company.

John R. Heitkamp, Jr.	62	Senior Vice President, Secretary and General Counsel since July, 2014.

Karl W. Mueller	57	Senior Vice President and Chief Financial Officer since October, 2004.

R. Scott Rager	68	President and Chief Operating Officer since June 2012; Senior Vice President - General Insurance since July, 2006.

Craig R. Smiddy	52
President and Chief Operating Officer of Old Republic General Insurance Companies since August 2015 and August, 2013, respectively. Prior to joining Old Republic, Mr. Smiddy was President of the Specialty Markets Division of Munich Reinsurance America, Inc.

Rande K. Yeager	68	Senior Vice President - Title Insurance since March, 2003; Chairman and Chief Executive Officer of Old Republic Title Insurance Companies since July, 2010 and March, 2002, respectively.

Aldo C. Zucaro	77
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

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 26, 2017. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2016 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under item 15. The Company has also posted the text of its code of ethics on its internet website at www.oldrepublic.com.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 26, 2017, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 26, 2017.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 26, 2017, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the "Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 26, 2017, which will be on file with the Commission.

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

(Registrant):    Old Republic International Corporation

By:	/s/ Aldo C. Zucaro	02/28/17
	Aldo C. Zucaro, Chairman of the Board,	Date
Chief Executive Officer and Director

By:	/s/ Karl W. Mueller	02/28/17
	Karl W. Mueller, Senior Vice President,	Date
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

* By /s/ Aldo C. Zucaro
Attorney-in-fact
Date: February 28, 2017

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2016

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2016, 2015 and 2014

Schedule	IV -	Reinsurance for the years ended December 31, 2016, 2015 and 2014

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2016, 2015 and 2014

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

Under date of February 28, 2017, we reported on the consolidated balance sheets of Old Republic International Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, as contained in the annual report on Form 10-K for the year 2016. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
February 28, 2017

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2016
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (1)	Fair Value	Amount at which shown in balance sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$1,301.8	$1,307.3	$1,307.3
Foreign government	117.9	119.5	119.5
Corporate, industrial and all other	6,599.8	6,744.1	6,744.1
	8,019.6	$8,170.9	8,170.9
Equity securities:
Non-redeemable preferred stocks	.6	$.9	.9
Common stocks:
Banks, trusts and insurance companies	180.9	241.3	241.3
Industrial, miscellaneous and all other	2,156.0	2,567.3	2,567.3
Indexed mutual funds	67.2	86.5	86.5
	2,404.9	$2,896.1	2,896.1
Short-term investments	681.6		681.6
Miscellaneous investments	31.2		31.2
Total	11,137.4		11,780.0
Held to maturity:
Fixed maturity securities:
States, municipalities and political subdivisions	974.8		974.8
Other investments	2.9		2.9
Total Investments	$12,115.1		$12,757.7
__________

(1)
Represents original cost of equity securities, and as to fixed maturities, original cost net of other-than-temporary impairment adjustments of $4.9 and reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2016	2015
Assets:
Bonds and notes	$10.5	$10.5
Short-term investments	203.8	148.9
Cash	19.9	21.4
Investments in, and indebtedness of related parties	5,841.1	4,875.8
Other assets	103.3	103.2
Total Assets	$6,178.8	$5,159.9

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$168.9	$173.8
Debt and debt equivalents	1,528.7	952.8
Indebtedness to affiliates and subsidiaries	9.4	152.3
Commitments and contingent liabilities
Total Liabilities	1,707.2	1,279.0

Common Shareholders' Equity:
Common stock	262.7	261.9
Additional paid-in capital	713.8	698.0
Retained earnings	3,210.6	2,937.5
Accumulated other comprehensive income (loss)	323.6	29.2
Unallocated ESSOP shares (at cost)	(39.2)	(45.8)
Total Common Shareholders' Equity	4,471.6	3,880.8
Total Liabilities and Common Shareholders' Equity	$6,178.8	$5,159.9

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Investment income from subsidiaries	$76.3	$61.2	$44.7
Real estate and other income	4.7	4.6	4.5
Other investment income	.7	.4	.3
Total revenues	81.7	66.3	49.6

Expenses:
Interest - subsidiaries	.3	.4	.8
Interest - other	50.9	42.9	28.3
Real estate and other expenses	4.1	3.7	4.3
General expenses, taxes and fees	11.5	10.1	9.3
Total expenses	66.9	57.3	42.9
Revenues, net of expenses	14.8	8.9	6.6

Federal income taxes (credits)	4.4	2.7	(1.3)
Income (loss) before equity in earnings (losses) of subsidiaries	10.4	6.2	8.0

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	317.6	326.0	281.1
Earnings (losses) in excess of dividends	138.9	89.8	120.5

Net Income (Loss)	$466.9	$422.1	$409.7

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$466.9	$422.1	$409.7
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	.2	(.2)	—
Income taxes - net	(8.5)	(18.0)	(1.7)
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	(138.9)	(89.8)	(120.5)
Accounts payable, accrued expenses and other	12.3	3.9	18.6
Total	332.1	317.8	306.1

Cash flows from investing activities:
Sale of fixed assets for company use	.3	.4	.1
Net repayment (issuance) of notes to related parties	(665.2)	(6.5)	(452.2)
Net decrease (increase) in short-term investments	(54.9)	(24.5)	13.6
Investment in, and indebtedness of related parties-net	2.6	7.5	(75.0)
Total	(717.1)	(23.1)	(513.3)

Cash flows from financing activities:
Issuance of debentures and notes	576.8	—	394.4
Net receipt (repayment) of notes and loans from related parties	(2.7)	(75.2)	(2.3)
Issuance of common shares	8.4	12.0	5.7
Redemption of debentures and notes	(3.5)	(3.3)	(3.0)
Purchase of unallocated ESSOP shares	—	(34.0)	—
Dividends on common shares	(193.8)	(191.3)	(188.3)
Other - net	(1.5)	(.4)	(.2)
Total	383.5	(292.2)	206.2

Increase (decrease) in cash	(1.5)	2.3	(1.0)
Cash, beginning of year	21.4	19.0	20.1
Cash, end of year	$19.9	$21.4	$19.0

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

In 2008, the Company secured a ten year $30.0 bank loan to enable its Employees Savings and Stock Ownership Plan ("ESSOP") to purchase Old Republic common stock. Principal amounts of $8.1 and $11.7 were outstanding as of December 31, 2016 and 2015, respectively. The average yield of the ESSOP bank loan was 3.98% and 3.69% at December 31, 2016 and 2015, respectively.

Old Republic's 3.75% Convertible Senior Notes, 4.875% Senior Notes, and 3.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at December 31, 2016 and management has every expectation that its solvent state is likely to prevail. RMIC is expected to be an increasingly less significant subsidiary over time as its in force business declines.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2016, 2015 and 2014
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Losses, Claims and Settlement Expenses	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2016:
Insurance Underwriting:
General Insurance Group	$266.4	$5,249.9	$1,455.8	$123.1	$2,936.3
Title Insurance Group	—	602.0	—	7.3	1,742.4
RFIG Run-off Business	—	574.0	8.6	—	170.0
Corporate & Other (1)	7.5	13.8	—	37.9	20.1
Reinsurance Recoverable (2)	—	2,766.1	378.4	23.5	—
Consolidated	$274.0	$9,206.0	$1,842.9	$192.0	$4,868.9

Year Ended December 31, 2015:
Insurance Underwriting:
General Insurance Group	$243.4	$5,053.1	$1,374.5	$121.9	$2,894.7
Title Insurance Group	—	580.8	—	7.3	1,624.7
RFIG Run-off Business	—	736.7	13.7	—	219.9
Corporate & Other (1)	11.9	16.9	—	37.6	19.4
Reinsurance Recoverable (2)	—	2,732.5	360.5	29.4	—
Consolidated	$255.4	$9,120.1	$1,748.7	$196.4	$4,758.8

Year Ended December 31, 2014:
Insurance Underwriting:
General Insurance Group	$211.1	$4,722.0	$1,285.2	$115.5	$2,735.6
Title Insurance Group	—	505.4	—	6.3	1,394.4
RFIG Run-off Business	—	870.2	21.1	—	255.4
Corporate & Other (1)	19.6	17.5	—	55.4	60.7
Reinsurance Recoverable (2)	—	3,006.6	321.3	27.5	—
Consolidated	$230.8	$9,122.0	$1,627.7	$205.0	$4,446.3
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, a small life & accident insurance operation and consolidation elimination adjustments.
(2) In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.1 billion, $3.1 billion, and $3.3 billion at December 31, 2016, 2015 and 2014, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2016, 2015 and 2014
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2016:
Insurance Underwriting:
General Insurance Group	$312.1	$2,143.1	$389.1	$502.4	$3,005.3
Title Insurance Group	36.2	84.3	—	1,949.4	1,742.4
RFIG Run-off Business	23.2	102.6	—	20.8	165.6
Corporate & Other (1)	15.4	17.7	4.6	—	20.1
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$387.0	$2,347.9	$393.7	$2,472.8	$4,933.6

Year Ended December 31, 2015:
Insurance Underwriting:
General Insurance Group	$312.1	$2,143.5	$388.3	$444.9	$2,985.5
Title Insurance Group	34.0	99.2	—	1,814.5	1,624.7
RFIG Run-off Business	25.1	193.6	—	21.9	208.8
Corporate & Other (1)	17.2	22.8	7.8	(2.6)	5.0
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$388.6	$2,459.3	$396.1	$2,278.9	$4,824.1

Year Ended December 31, 2014:
Insurance Underwriting:
General Insurance Group	$278.8	$2,132.3	$345.0	$414.8	$2,846.8
Title Insurance Group	29.9	91.9	—	1,600.1	1,394.4
RFIG Run-off Business	27.5	248.2	—	24.3	248.0
Corporate & Other (1)	9.2	42.0	19.5	2.6	63.8
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$345.5	$2,514.5	$364.6	$2,042.0	$4,553.1
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, a small life & accident insurance operation and consolidation elimination adjustments.

(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.1 billion, $3.1 billion, and $3.3 billion at December 31, 2016, 2015 and 2014, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2016, 2015 and 2014
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2016:
Life insurance in force	$5,825.9	$3,005.6	$—	$2,820.3	—%

Premium Revenues:
General Insurance	$4,005.3	$1,119.8	$50.8	$2,936.3	1.7%
Title Insurance	1,740.5	—	1.9	1,742.4	.1
RFIG Run-off	173.0	2.9	—	170.0	—
Life and Health Insurance:
Life insurance	15.8	5.0	—	10.8	—
Accident and health insurance	31.9	22.5	—	9.3	—
Total Life & Health Insurance	47.7	27.5	—	20.1	—
Consolidating adjustments	—	(7.0)	(7.0)	—	—
Consolidated	$5,966.7	$1,143.4	$45.7	$4,868.9	.9%

Year Ended December 31, 2015:
Life insurance in force	$6,490.0	$3,226.3	$—	$3,263.7	—%

Premium Revenues:
General Insurance	$3,839.2	$1,008.8	$64.3	$2,894.7	2.2%
Title Insurance	1,623.3	—	1.4	1,624.7	.1
RFIG Run-off	225.0	5.1	—	219.9	—
Life and Health Insurance:
Life insurance	16.9	6.5	—	10.4	—
Accident and health insurance	51.8	42.7	—	9.0	—
Total Life & Health Insurance	68.8	49.3	—	19.4	—
Consolidating adjustments	—	(26.4)	(26.4)	—	—
Consolidated	$5,756.4	$1,036.9	$39.3	$4,758.8	.8%

Year Ended December 31, 2014:
Life insurance in force	$7,083.4	$3,469.9	$—	$3,613.5	—%

Premium Revenues:
General Insurance	$3,607.5	$902.9	$31.1	$2,735.6	1.1%
Title Insurance	1,392.9	.1	1.5	1,394.4	.1
RFIG Run-off	262.4	7.0	—	255.4	—
Life and Health Insurance:
Life insurance	18.8	6.9	—	11.9	—
Accident and health insurance	65.0	16.2	—	48.8	—
Total Life & Health Insurance	83.9	23.1	—	60.7	—
Consolidating adjustments	—	—	—	—	—
Consolidated	$5,346.8	$933.2	$32.7	$4,446.3	.7%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2016, 2015 and 2014
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2016:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$15.9	$—	$—	$—	$15.9
Deferred tax asset valuation
Allowance (1)	$—	$—	$—	$—	$—

Year Ended December 31, 2015:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$21.2	$—	$—	$(5.3)	$15.9
Deferred tax asset valuation
Allowance (1)	$9.6	$—	$—	$(9.6)	$—

Year Ended December 31, 2014:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$21.2	$—	$—	$—	$21.2
Deferred tax asset valuation
Allowance (1)	$9.6	$—	$—	$—	$9.6
__________

(1)
A valuation allowance was held against deferred tax assets as of December 31, 2014 related to certain tax credit carryforwards which the Company did not expect to realize. In 2015, the Company released the valuation allowance previously established. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all remaining deferred tax assets at year end 2016 will more likely than not be fully realized.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2016, 2015 and 2014
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (1)	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses (2)	Discount, If Any, Deducted in Column C	Unearned Premiums (2)

Year Ended December 31:
2016	$266.4	$5,443.4	$231.9	$1,455.8
2015	243.4	5,208.2	228.6	1,374.5
2014	211.1	4,829.7	240.7	1,285.2

Column A	Column F	Column G	Column H

		Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to
Affiliation With Registrant (1)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2016	$2,952.1	$313.3	$2,172.5	$2.5
2015	2,918.6	313.0	2,167.4	41.2
2014	2,763.4	279.3	2,064.1	190.8

Column A	Column I	Column J	Column K

Affiliation With Registrant (1)	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written

Year Ended December 31:
2016	$389.1	$1,939.9	$3,021.8
2015	388.3	1,830.1	3,005.8
2014	345.0	1,825.5	2,874.9
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

	(H)	*
Sixth Supplemental Indenture dated as of August 26, 2016 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant's Form 8-K filed August 26, 2016).

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

(Exhibit Index, Continued)

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