Form 10-Q
period 2017-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2017-05-09
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: March 31, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding March 31, 2017
Common Stock / $1 par value	263,586,666

There are 50 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2017

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 18

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	19 - 46

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	47

	CONTROLS AND PROCEDURES	47

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	48

	ITEM 1A - RISK FACTORS	48

	ITEM 6 - EXHIBITS	48

SIGNATURE		49

EXHIBIT INDEX		50

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	March 31,	December 31,
	2017	2016
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $7,967.4 and $8,019.6)	$8,135.8	$8,170.9
Equity securities (at fair value) (cost: $2,472.9 and $2,404.9)	3,012.2	2,896.1
Short-term investments (at fair value which approximates cost)	654.1	681.6
Miscellaneous investments	32.2	31.2
Total	11,834.4	11,780.0
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $1,040.5 and $947.4)	1,056.9	974.8
Other investments	2.9	2.9
Total investments	12,894.4	12,757.7
Other Assets:
Cash	177.2	145.7
Securities and indebtedness of related parties	22.7	17.6
Accrued investment income	95.9	92.3
Accounts and notes receivable	1,461.2	1,390.2
Federal income tax recoverable: Current	—	14.9
Prepaid federal income taxes	114.3	82.4
Reinsurance balances and funds held	123.6	127.7
Reinsurance recoverable: Paid losses	66.1	63.4
Policy and claim reserves	3,214.5	3,168.1
Deferred policy acquisition costs	281.8	274.0
Sundry assets	453.4	457.1
Total Other Assets	6,011.0	5,833.8
Total Assets	$18,905.4	$18,591.6
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,231.3	$9,206.0
Unearned premiums	1,937.1	1,842.9
Other policyholders' benefits and funds	193.9	192.0
Total policy liabilities and accruals	11,362.4	11,241.0
Commissions, expenses, fees, and taxes	470.2	474.4
Reinsurance balances and funds	571.3	530.3
Federal income tax payable: Current	42.1	—
: Deferred	64.8	42.6
Debt	1,525.5	1,528.7
Sundry liabilities	272.1	302.6
Commitments and contingent liabilities
Total Liabilities	14,308.8	14,119.9
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	263.5	262.7
Additional paid-in capital	728.4	713.8
Retained earnings	3,274.3	3,210.6
Accumulated other comprehensive income	367.8	323.6
Unallocated ESSOP shares (at cost)	(37.5)	(39.2)
Total Common Shareholders' Equity	4,596.6	4,471.6
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$18,905.4	$18,591.6
________

(1)
At March 31, 2017 and December 31, 2016, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 263,586,666 and 262,719,660 were issued as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2017	2016
Revenues:
Net premiums earned	$1,201.3	$1,150.8
Title, escrow, and other fees	99.7	94.8
Total premiums and fees	1,301.0	1,245.7
Net investment income	101.2	96.3
Other income	27.6	27.3
Total operating revenues	1,429.9	1,369.3
Realized investment gains (losses):
From sales	14.8	44.1
From impairments	—	—
Total realized investment gains (losses)	14.8	44.1
Total revenues	1,444.8	1,413.5

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	559.2	569.8
Dividends to policyholders	4.1	4.2
Underwriting, acquisition, and other expenses	700.2	646.3
Interest and other charges	16.4	10.7
Total expenses	1,280.1	1,231.1
Income before income taxes (credits)	164.7	182.3

Income Taxes (Credits):
Current	51.9	57.1
Deferred	(.3)	2.2
Total	51.6	59.3

Net Income	$113.1	$122.9

Net Income Per Share:
Basic	$.43	$.48
Diluted	$.39	$.43

Average shares outstanding: Basic	260,784,905	258,657,939
Diluted	298,239,349	295,543,808

Dividends Per Common Share:
Cash	$.1900	$.1875

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2017	2016
Net Income As Reported	$113.1	$122.9

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	80.0	312.5
Amounts reclassified as realized investment
gains from sales in the statements of income	(14.8)	(44.1)
Pretax unrealized gains (losses) on securities	65.2	268.3
Deferred income taxes (credits)	22.7	93.8
Net unrealized gains (losses) on securities, net of tax	42.5	174.4
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	.1
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.1	.1
Net adjustment related to defined benefit
pension plans	.1	.2
Deferred income taxes (credits)	—	.1
Net adjustment related to defined benefit pension
plans, net of tax	—	.1
Foreign currency translation and other adjustments	1.5	6.3
Net adjustments	44.1	180.9
Comprehensive Income (Loss)	$157.2	$303.9

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$113.1	$122.9
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(7.6)	(4.6)
Premiums and other receivables	(70.8)	(61.7)
Unpaid claims and related items	24.4	12.6
Unearned premiums and other policyholders' liabilities	50.5	8.3
Income taxes	56.5	57.2
Prepaid federal income taxes	(31.8)	(19.1)
Reinsurance balances and funds	42.3	30.0
Realized investment (gains) losses	(14.8)	(44.1)
Accounts payable, accrued expenses and other	(15.6)	24.4
Total	146.1	125.9

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	139.8	250.6
Sales	107.9	70.5
Sales of:
Equity securities	40.3	252.7
Other - net	6.8	4.5
Purchases of:
Fixed maturity securities:
Available for sale	(197.6)	(323.1)
Held to maturity	(87.3)	(157.4)
Equity securities	(95.9)	(233.9)
Other - net	(13.6)	(12.0)
Net decrease (increase) in short-term investments	27.2	19.2
Total	(72.3)	(128.8)

Cash flows from financing activities:
Issuance of debentures and notes	—	32.4
Issuance of common shares	11.1	1.8
Redemption of debentures and notes	(3.9)	(3.5)
Dividends on common shares	(49.3)	(48.3)
Other - net	—	(2.2)
Total	(42.2)	(19.8)

Increase (decrease) in cash	31.5	(22.7)
Cash, beginning of period	145.7	159.8
Cash, end of period	$177.2	$137.1

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$30.9	$20.1
Income taxes	$(5.0)	$1.8

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1. Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2016 Annual Report on Form 10-K incorporated herein by reference.

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. In 2016, the Company adopted FASB guidance requiring additional disclosures about short-duration insurance contracts which provide additional information about insurance liabilities including the nature, amount, timing, and uncertainty of future cash flows related to those liabilities. The related interim disclosure requirements outlined in the guidance have been included in the pertinent note herein. Effective January 1, 2017, the company adopted new FASB guidance on accounting for share-based payment award transactions. The Company's adoption of this guidance did not have a material impact on the consolidated financial statements. In May 2014, the FASB issued a comprehensive revenue recognition standard which will be effective in 2018 and applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments which will be effective in 2018. Among other changes, the standard will require equity investments to be measured at fair value with changes in fair value recognized in the consolidated statement of income. In February 2016, the FASB issued guidance on lease accounting which will be effective in 2019 and requires balance sheet recognition of all leases with a term of greater than 12 months. Most recently, in June 2016, the FASB issued guidance on accounting for credit losses on financial instruments which will be effective in 2020. The guidance will require immediate recognition of expected credit losses for certain financial instruments and also modifies the impairment model for available for sale debt securities. The Company is currently evaluating the foregoing guidance to determine the potential impact of its adoption on its consolidated financial statements.

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

	Quarters Ended
	March 31,
	2017	2016
Numerator:
Net income	$113.1	$122.9
Numerator for basic earnings per share -
income available to common stockholders	113.1	122.9
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.6	3.6
Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversion of convertible notes	$116.7	$126.6

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	260,784,905	258,657,939
Effect of dilutive securities - stock based
compensation awards	1,703,231	1,230,909
Effect of dilutive securities - convertible senior notes	35,751,213	35,654,960
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	298,239,349	295,543,808
Earnings per share: Basic	$.43	$.48
Diluted	$.39	$.43

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	—	3,765,001
Convertible senior notes	—	—
Total	—	3,765,001
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of March 31, 2017 and December 31, 2016, the majority of the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarters ended March 31, 2017 and 2016.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
March 31, 2017:
Available for sale:
U.S. & Canadian Governments	$1,444.5	$12.2	$3.9	$1,452.8
Corporate	6,522.8	182.3	22.2	6,682.9
	$7,967.4	$194.5	$26.1	$8,135.8

Held to maturity:
Tax-exempt	$1,056.9	$3.3	$19.7	$1,040.5

December 31, 2016:
Available for sale:
U.S. & Canadian Governments	$1,419.7	$12.6	$5.5	$1,426.8
Corporate	6,599.8	175.0	30.7	6,744.1
	$8,019.6	$187.6	$36.3	$8,170.9

Held to maturity:
Tax-exempt	$974.8	$.7	$28.0	$947.4

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at March 31, 2017:
Available for sale:
Due in one year or less	$1,010.3	$1,017.8
Due after one year through five years	3,898.8	4,010.9
Due after five years through ten years	2,933.5	2,977.1
Due after ten years	124.7	129.8
	$7,967.4	$8,135.8

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	41.8	41.2
Due after five years through ten years	993.3	977.7
Due after ten years	21.7	21.6
	$1,056.9	$1,040.5

A summary of the Company's equity securities follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
March 31, 2017	$2,472.9	$566.8	$27.6	$3,012.2
December 31, 2016	$2,404.9	$516.2	$25.0	$2,896.1

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017:

Fixed Maturity Securities:
U.S. & Canadian Governments	$702.7	$3.8	$.9	$—	$703.6	$3.9
Tax-exempt	719.8	19.7	—	—	719.8	19.7
Corporate	1,078.0	14.8	197.7	7.4	1,275.8	22.2
Subtotal	2,500.6	38.4	198.7	7.4	2,699.4	45.9
Equity Securities	288.5	8.3	123.2	19.3	411.8	27.6
Total	$2,789.1	$46.7	$322.0	$26.7	$3,111.2	$73.5

December 31, 2016:

Fixed Maturity Securities:
U.S. & Canadian Governments	$699.0	$5.5	$1.3	$—	$700.4	$5.5
Tax-exempt	814.4	28.0	—	—	814.4	28.0
Corporate	1,250.5	20.3	246.2	10.3	1,496.8	30.7
Subtotal	2,764.0	53.9	247.5	10.4	3,011.6	64.3
Equity Securities	82.6	12.5	122.1	12.4	204.8	25.0
Total	$2,846.7	$66.5	$369.7	$22.8	$3,216.5	$89.4

At March 31, 2017, the Company held 660 fixed maturity and 11 equity securities in an unrealized loss position, representing 33.5% (as to fixed maturities) and 10.4% (as to equity securities) of the total number of such issues it held. At December 31, 2016, the Company held 718 fixed maturity and 8 equity securities in an unrealized loss position, representing 37.0% (as to fixed maturities) and 7.7% (as to equity securities) of the total number of such issues it held. Of the securities in an unrealized loss position, 42 and 46 fixed maturity securities and 2 and 2 equity securities, had been in a continuous unrealized loss position for more than 12 months as of March 31, 2017 and December 31, 2016, respectively. The unrealized losses on these securities are primarily deemed to reflect changes in the interest rate environment and changes in fair values of fixed income and equity securities issued by participants in the extractive industries in particular. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of March 31, 2017 and December 31, 2016.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2017:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$774.3	$678.5	$—	$1,452.8
Corporate	—	6,672.4	10.5	6,682.9
Equity securities	3,011.1	—	1.0	3,012.2
Short-term investments	654.1	—	—	654.1
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$1,040.5	$—	$1,040.5

As of December 31, 2016:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$772.1	$654.7	$—	$1,426.8
Corporate	—	6,733.6	10.5	6,744.1
Equity securities	2,895.2	—	.9	2,896.1
Short-term investments	681.6	—	—	681.6
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$947.4	$—	$947.4

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2017.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At March 31, 2017, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended
	March 31,
	2017	2016
Investment income from:
Fixed maturity securities	$74.2	$75.1
Equity securities	26.1	20.9
Short-term investments	.8	.5
Other sources	1.2	.6
Gross investment income	102.4	97.2
Investment expenses (a)	1.1	.9
Net investment income	$101.2	$96.3

Realized gains (losses) on:
Fixed maturity securities:
Gains	$2.8	$2.4
Losses	(.1)	(.1)
Net	2.6	2.2
Equity securities:
Gains	12.1	65.6
Losses	—	(23.8)
Net	12.1	41.8
Other long-term investments, net	—	—
Total realized gains (losses)	14.8	44.1
Income taxes (credits)	5.1	15.4
Net realized gains (losses)	$9.6	$28.7

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$17.0	$147.6
Less: Deferred income taxes (credits)	5.9	51.6
	11.1	96.0

Equity securities & other long-term investments	48.1	120.6
Less: Deferred income taxes (credits)	16.7	42.2
	31.3	78.4
Net changes in unrealized investment gains (losses)	$42.5	$174.4
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.1 and $- for the quarters ended March 31, 2017 and 2016, respectively.

4. Losses, Claims and Settlement Expenses:

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

The Company’s accounting policy regarding the establishment of claim reserve estimates is described in Note 1(h) to the consolidated financial statements included in Old Republic’s 2016 Annual Report on Form 10-K. The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the periods shown.

	Quarters Ended
	March 31,
	2017	2016
Gross reserves at beginning of period	$9,206.0	$9,120.2
Less: reinsurance losses recoverable	2,766.1	2,732.5
Net reserves at beginning of period:
General Insurance	5,249.9	5,053.1
Title Insurance	602.0	580.8
RFIG Run-off	574.0	736.7
Other	13.8	16.9
Sub-total	6,439.8	6,387.6
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	513.3	518.7
Title Insurance	21.3	24.4
RFIG Run-off (a)	32.8	40.6
Other	7.0	6.0
Sub-total	574.6	589.7
Change in provision for insured events of prior years:
General Insurance	10.1	1.9
Title Insurance	(10.3)	—
RFIG Run-off (a)	(13.0)	(20.4)
Other	(1.8)	(.9)
Sub-total	(15.1)	(19.4)
Total incurred claims and claim adjustment expenses (a)	559.5	570.3
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	94.1	93.5
Title Insurance	.2	.1
RFIG Run-off (b)	.2	—
Other	2.5	2.5
Sub-total	97.1	96.3
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	367.5	379.3
Title Insurance	14.7	17.4
RFIG Run-off (b)	53.4	59.4
Other	2.2	4.9
Sub-total	437.8	461.1
Total payments (b)	535.0	557.5
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable: (c)
General Insurance	5,311.7	5,100.8
Title Insurance	598.1	587.6
RFIG Run-off	540.2	697.3
Other	14.2	14.5
Sub-total	6,464.3	6,400.4
Reinsurance losses recoverable	2,766.9	2,667.1
Gross reserves at end of period	$9,231.3	$9,067.5
__________

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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $1.7 and $2.9 for the year-to-date periods ended March 31, 2017 and 2016, respectively. The provision for insured events of prior years for the periods shown in the table was (increased) reduced by estimated coverage rescissions and claims denials of $(1.6) and $(.4), respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

Changes in aggregate claim and loss adjustment expense reserves estimates are shown in the following table:

	Quarters Ended
	March 31,
	2017	2016
Net reserve increase(decrease):
General Insurance	$61.8	$47.7
Title Insurance	(3.9)	6.8
RFIG Run-off	(33.7)	(39.3)
Other	.3	(2.3)
Total	$24.4	$12.7

(b)	Rescissions reduced the Company's paid losses by an estimated $(3.0) and $(6.4) for the year-to-date periods ended March 31, 2017 and 2016, respectively.

(c)	Net reserves for claims that have been incurred but are not yet reported ("IBNR") carried in each segment were as follows:

	March 31,	March 31,	December 31,
	2017	2016	2016
General Insurance	$2,515.3	$2,406.7	$2,431.2
Title Insurance	521.5	516.5	517.5
RFIG Run-off	208.6	192.1	206.3
Other	5.0	4.8	5.4
Total	$3,250.6	$3,120.3	$3,160.5

5. Employee Benefit Plans:

The Company has a pension plan (the Plan) covering a portion of its work force. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan is closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retain all of the vested rights as of the effective date of the freeze, while additional benefits no longer accrue. Plan assets are comprised principally of fixed maturity securities, common stocks and short-term investments. No cash contributions were made to the pension plan in the first quarters of 2017 or 2016. Additional cash contributions of $2.8 are expected to be made in the remaining portion of calendar year 2017.

6. Information About Segments of Business:

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

	Quarters Ended
	March 31,
	2017	2016
General Insurance:
Net premiums earned	$742.8	$718.9
Net investment income and other income	106.2	105.7
Total revenues before realized gains or losses	$849.0	$824.6
Income before taxes (credits) and
realized investment gains or losses (a)	$93.7	$87.0
Income tax expense (credits) on above	$28.0	$26.8

Title Insurance:
Net premiums earned	$418.3	$379.3
Title, escrow and other fees	99.7	94.8
Sub-total	518.0	474.1
Net investment income and other income	9.7	9.4
Total revenues before realized gains or losses	$527.8	$483.6
Income before taxes (credits) and
realized investment gains or losses (a)	$40.4	$21.4
Income tax expense (credits) on above	$13.8	$7.5

RFIG Run-off Business:
Net premiums earned	$35.5	$47.8
Net investment income and other income	5.5	5.9
Total revenues before realized gains or losses	$41.1	$53.7
Income before taxes (credits) and
realized investment gains or losses	$14.5	$27.7
Income tax expense (credits) on above	$5.2	$9.6

Consolidated Revenues:
Total revenues of above Company segments	$1,418.0	$1,362.0
Other sources (b)	41.9	28.3
Consolidated net realized investment gains (losses)	14.8	44.1
Consolidation elimination adjustments	(29.9)	(21.0)
Consolidated revenues	$1,444.8	$1,413.5

Consolidated Income Before Taxes (Credits):
Total income before income taxes (credits)
and realized investment gains or losses of
above Company segments	$148.7	$136.2
Other sources - net (b)	1.1	1.9
Consolidated net realized investment gains (losses)	14.8	44.1
Consolidated income before income
taxes (credits)	$164.7	$182.3

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$47.1	$44.0
Other sources - net (b)	(.7)	(.1)
Income tax expense (credits) on consolidated
net realized investment gains (losses)	5.1	15.4
Consolidated income tax expense (credits)	$51.6	$59.3

	March 31,	December 31,
	2017	2016
Consolidated Assets:
General Insurance	$15,546.1	$15,305.7
Title Insurance	1,438.9	1,423.0
RFIG Run-off Business	887.7	904.8
Total assets for the above company segments	17,872.8	17,633.6
Other assets (b)	1,353.1	1,301.8
Consolidation elimination adjustments	(320.5)	(343.9)
Consolidated assets	$18,905.4	$18,591.6
__________

(a)
Income before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $14.1 and $12.1 for the quarters ended March 31, 2017 and 2016, respectively, and Title - $2.1 for both quarters ended March 31, 2017 and 2016.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and accident insurance operation.

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted Republic Mortgage Insurance Company's ("RMIC") statutory capital base and forced it to discontinue writing new business in 2011. The insurance laws of 16 jurisdictions, including RMIC's and its affiliate company, Republic Mortgage Insurance Company of North Carolina's ("RMICNC") domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a "minimum policyholder position" ("MPP") of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its sister company, RMICNC, discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. They were placed under administrative supervision by the North Carolina Department of Insurance ("NCDOI") the following year and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

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

On October 9, 2014, Intellectual Ventures I LLC and Intellectual Ventures II LLC (collectively, "IV") served a complaint naming as defendants Old Republic National Title Insurance Company, Old Republic Title Insurance Group, Inc., Old Republic Insurance Company and Old Republic General Insurance Group, Inc. (collectively, "Old Republic")(Intellectual Ventures I LLC et al. v. Old Republic General Insurance Group, Inc. et al.). The lawsuit was brought in the United States District Court for the Western District of Pennsylvania. IV alleged that Old Republic has infringed three patents and sought damages, costs, expenses, and pre-judgment and post-judgment interest for the alleged infringement, in addition to injunctive relief. On October 14, 2014, Old Republic filed a motion to dismiss each count of the complaint on the grounds that the patents fail to meet the patentability test established by the United States Supreme Court in Alice Corp. Pty. Ltd. v. CLS Bank, 134 S.Ct. 2347 (2014). The District Court granted Old Republic’s motion to dismiss on all three patents on September 25, 2015. Concurrently, Old Republic filed inter partes review petitions challenging validity of the patents before the United States Patent & Trademark Office ("USPTO") in late September and early October, 2015. In late October, 2015, IV filed notice of its appeal of the District Court’s dismissal of its claims. On March 7, 2017, the United States Court of Appeal for the Federal Circuit affirmed the District Court's dismissal. Subsequently, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a series of orders finding in favor of Old Republic's challenges to the three patents.

On January 20, 2015, Intellectual Ventures II LLC filed two complaints in the United States District Court for the Eastern District of Texas naming as defendants Great West Casualty Company and BITCO General Insurance Corporation and BITCO National Insurance Company. (Intellectual Ventures II LLC v. Great West Casualty Company) and (Intellectual Ventures II LLC v. BITCO General Insurance Corporation et al.) The plaintiff alleges a single patent infringement and seeks damages, costs, expenses, and pre-judgment and post-judgment interest in addition to injunctive relief. On April 9, 2015, plaintiff amended each complaint to allege a second patent infringement claim. The District Court set a trial date in September, 2016. In August and September, 2015, Great West and BITCO filed inter partes review petitions challenging the validity of claims under the patents before the PTAB. Both petitions were accepted for review. On May 11, 2016, the parties filed a stipulation of dismissal on one of the patent infringement claims in the District Court. On June 29, 2016, IV disclaimed all claims it asserted against Great West and BITCO on that patent and, accordingly, the inter partes review was terminated by the PTAB. With respect to the remaining single patent infringement claim, on May 12, 2016, the District Court issued a stay on the suit until such time as the PTAB issues its ruling on the inter partes review. On January 17, 2017, the PTAB issued its ruling, finding all but one claim under the patent to be unpatentable. IV appealed the ruling on March 20, 2017, to the United States Court of Appeal for the Federal Circuit. Further, on February 6, 2017, noting that a separate inter partes review for all claims under the patent, including the single claim remaining in the BITCO and Great West lawsuits, is ongoing between IV and another party, the District Court extended the stay until January 20, 2018.

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

8. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$548.2	$735.5	$547.8	$689.5
4.875% Senior Notes due 2024	395.8	426.6	395.6	417.4
3.875% Senior Notes due 2026	544.7	542.4	544.6	531.9
ESSOP debt with an average yield of 4.28%
and 3.98%, respectively	4.2	4.2	8.1	8.1
Other miscellaneous debt with an average yield of 2.2%
and 1.9%, respectively	32.4	32.5	32.4	32.5
Total debt	$1,525.5	$1,741.3	$1,528.7	$1,679.7

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

The Company's 3.75% Convertible Senior Notes, 4.875% Senior Notes, and 3.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC, qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at March 31, 2017 and management has every expectation that its solvent state is likely to prevail. RMIC is expected to be an increasingly less significant subsidiary over time as its in force business declines.

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
March 31, 2017	$1,525.5	$1,741.3	$—	$1,704.6	$36.7
December 31, 2016	$1,528.7	$1,679.7	$—	$1,639.0	$40.6

9. Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service ("IRS") could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. The IRS has audited the Company's consolidated Federal income tax returns through year-end 2013 and no significant adjustments ultimately resulted.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2017 and 2016
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for .4% of consolidated operating revenues for the quarter ended March 31, 2017 and .8% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic's 2016 Annual Report on Form 10-K.

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise managed for the long run. Management therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on the maintenance of financial soundness in support of the insurance subsidiaries' long-term obligations to insurance beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported greater operating income for this year’s first quarter. Excluding the RFIG run-off segment, these results were up 22.6 percent quarter-over-quarter. Title Insurance earnings in particular far outpaced last year’s first quarter performance. A 47.7 percent earnings decline in the RFIG segment, however, drove consolidated pretax operating income to a smaller gain of 8.5 percent.

All of the year’s operating earnings improvement emanated from more profitable consolidated underwriting and related services operations. Consolidated net income retreated, however, as lower gains were registered from discretionary sales of investment securities. The major components of consolidated results are summarized in the table below.

Financial Highlights
	Quarters Ended March 31,
	2017	2016
Operating revenues:
General insurance	$849.0	$824.6
Title insurance	527.8	483.6
Corporate and other	11.9	7.3
Subtotal	1,388.8	1,315.6
RFIG run-off business	41.1	53.7
Total	$1,429.9	$1,369.3
Pretax operating income (loss):
General insurance	$93.7	$87.0
Title insurance	40.4	21.4
Corporate and other	1.1	1.9
Subtotal	135.3	110.4
RFIG run-off business	14.5	27.7
Total	149.8	138.1
Realized investment gains (losses):
From sales	14.8	44.1
From impairments	—	—
Net realized investment gains (losses)	14.8	44.1
Consolidated pretax income (loss)	164.7	182.3
Income taxes (credits)	51.6	59.3
Net income (loss)	$113.1	$122.9
Components of diluted
earnings per share:
Net operating income (loss):
General insurance	$0.22	$0.20
Title insurance	0.09	0.05
Corporate and other	0.02	0.02
Subtotal	0.33	0.27
RFIG run-off business	0.03	0.06
Total	0.36	0.33
Net realized investment gains (losses)	0.03	0.10
Net income (loss)	$0.39	$0.43
Cash dividends paid per share	$0.1900	$0.1875
Ending book value per share	$17.62	$16.00

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

The recognition of realized investment gains or losses can be highly discretionary due to such factors as the timing of individual securities sales, the recording of estimated losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors. In recent years, asset management operations have to a large extent been oriented toward an enhancement of income from interest and dividends to counter a perniciously low yield environment. The strategy has led to a minimization of non-income producing or low-yielding securities. Proceeds from such securities' sales and maturities, as well as newly investable funds have largely been directed to purchases of higher yielding common shares of American companies with distinguished long-term records of earnings and dividend growth. More recently the Company has allotted greater investable funds to tax exempt issues which generally provide pretax yields lower than those of fully taxable corporate or U.S. Government fixed maturity securities but tend to generate better post-tax yields.

General Insurance Results - The table below shows the major elements affecting this segment's performance for each of the quarterly periods reported upon.

	General Insurance Group
	Quarters Ended March 31,
	2017	2016	Change
Net premiums earned	$742.8	$718.9	3.3%
Net investment income	78.8	78.6	0.3
Other income	27.3	27.1	0.9
Operating revenues	849.0	824.6	3.0
Benefits and claim costs	527.6	524.9	0.5
Sales and general expenses	211.9	199.0	6.5
Interest and other costs	15.6	13.6	15.1
Total operating expenses	755.3	737.5	2.4
Pretax operating income (loss)(*)	$93.7	$87.0	7.6%

Benefit and claim ratio	71.0%	73.0%
Expense ratio	24.9	23.9
Composite underwriting ratio	95.9%	96.9%
__________________
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $4.5 and $5.9 of pretax operating losses for the first quarter 2017 and 2016, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

This year’s 7.6 percent pretax operating income gain was substantially due to more profitable underwriting and related services operations. Net investment income growth slowed and interest charges on higher intra-system debt capital took a heavier toll on the bottom line.

Positive general insurance earned premiums trends were unevenly distributed among various insurance coverages and sources of business. Gains continued to be registered in commercial automobile (trucking), national accounts, home and auto warranty, and in a new underwriting facility established in early 2015. On the other hand, premium growth was constrained by low volume in a large account contractors book of business faced with a particularly competitive market place, and by reduced opportunities in the gas and oil energy services field.

The overall ratio of claim and related settlement costs to earned premiums was down year-over-year, and reflected a general downtrend exhibited in the past 24 months or so. In addition to estimates of current claim costs, however, the ratios for the respective quarters of 2017 and 2016 are inclusive of unfavorable developments of prior years’ reserves of 1.4 and 0.3 percentage points. The expense ratio for both quarterly periods remained within its long-term range of 23 percent to 25 percent.

Quarterly and even annual claim provisions and the trends they display may not be particularly meaningful in Old Republic’s liability insurance-oriented mix of business. Absent significant economic and insurance industry dislocations in the foreseeable future, it is anticipated that reported claim ratios can be expected to fall within targeted averages in the high 60 percent to low 70 percent range. The current mix of business should keep the expense ratio within a range of 23 percent and 25 percent.

Title Insurance Results - This year's first quarter operating income was better than expected as both revenues and claim costs extended the favorable trends of recent years.

	Title Insurance Group
	Quarters Ended March 31,
	2017	2016	Change
Net premiums and fees earned	$518.0	$474.1	9.2%
Net investment income	9.5	9.0	4.8
Other income	0.2	0.3	(22.6)
Operating revenues	527.8	483.6	9.1
Claim costs	11.0	24.3	(54.8)
Sales and general expenses	474.0	435.7	8.8
Interest and other costs	2.2	2.0	6.7
Total operating expenses	487.3	462.1	5.4
Pretax operating income (loss)	$40.4	$21.4	89.0%

Claim ratio	2.1%	5.1%
Expense ratio	91.5	91.8
Composite underwriting ratio	93.6%	96.9%

The continuation of a generally positive mortgage rate environment and reasonably strong housing and commercial property markets were major factors in the 9.2 percent year-over-year gain in premiums and fees.

On the expense side of the ledger, claim costs were lower in the face of declining claims activity since the Great Recession years. Favorable developments of reserves established in prior years reduced the 2017 claim ratio by nearly 2.0 percentage points to the 2.1 percent level shown in the above table. The claim ratio for last year’s first three months was unaffected by such developments. The operating expense ratio for the periods reported upon remained generally aligned with premiums and fees levels.

Please see next page for the continuing report

RFIG Run-off Business Results - Overall pretax operating income for this year’s first quarter was affected by mixed results for the two components of this run-off book of business.

	RFIG Run-off Business
	Quarter Ended March 31,
	2017	2016	Change
A. Mortgage Insurance (MI)
Net premiums earned	$31.3	$44.3	(29.3)%
Net investment income	5.2	5.6	(7.6)
Claim costs	10.9	10.6	2.8
Pretax operating income (loss)	$19.3	$34.1	(43.2)%

Claim ratio	35.0%	24.1%
Expense ratio	19.9	11.9
Composite underwriting ratio	54.9%	36.0%

B. Consumer Credit Insurance (CCI)
Net premiums earned	$4.2	$3.4	22.8%
Net investment income	0.3	0.2	25.1
Benefits and claim costs	8.8	9.4	(6.7)
Pretax operating income (loss)(*)	$(4.8)	$(6.3)	23.3%

Claim ratio	209.2%	275.3%
Expense ratio	13.9	17.1
Composite underwriting ratio	223.1%	292.4%

C. Total MI and CCI run-off business:
Net premiums earned	$35.5	$47.8	(25.6)%
Net investment income	5.5	5.9	(6.2)
Benefits and claim costs	19.8	20.1	(1.7)
Pretax operating income (loss)	$14.5	$27.7	(47.7)%

Claim ratio	55.7%	42.2%
Expense ratio	19.2	12.3
Composite underwriting ratio	74.9%	54.5%
__________________
(*) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $4.5 and $5.9 of pretax operating losses for the first quarter 2017 and 2016, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

Consistent with a run-off operating mode, a further decline of earned premiums was posted by the combined MI and CCI lines. MI investment income was also lower as reduced premium volume and on-going claim payments affected downward pressures on the invested asset base.

While the declining premium base led to an increase in the claim ratio for 2017, reported claim costs for MI were relatively flat in comparison to the first quarter of 2016. Reductions in the provision for current year losses emanating from the continuing decline in newly reported delinquencies and improving cure rates were offset by less favorable reserve development in 2017’s first quarter compared to the previous year’s quarter. In the latter regard, favorable developments of previously established claim reserves lowered claim ratios by 34.9 and 39.2 percentage points in the first three months of 2017 and 2016, respectively.

MI operating costs and expense ratio were negatively impacted in 2017’s first quarter as a result of charges related to the partial termination of a facility lease.

Moderately improved CCI operating performance in this year’s first three months resulted from the combination of the above-noted earned premium levels and reduced provisions for ongoing litigation costs.

Corporate and Other Operations - The combination of a small life and accident insurance business and the net costs associated with operations of the parent holding company and its internal services subsidiaries usually produce highly variable results. Earnings variations posted by these elements of Old Republic's business stem from volatility inherent to the small scale of the life and accident insurance line, net investment income, and net interest charges pertaining to external and intra-system financing arrangements. The interplay of these various operating elements is summarized in the following table:

	Corporate and Other Operations
	Quarters Ended March 31,
	2017	2016
Net premiums earned	$4.6	$4.8
Net investment income	7.2	2.6
Other income	—	(0.1)
Operating revenues	11.9	7.3
Benefits and claim costs	5.0	4.5
Insurance expenses	3.8	2.2
Corporate, interest, and other expenses-net	1.8	(1.4)
Total operating expenses	10.8	5.4
Pretax operating income (loss)	$1.1	$1.9

Consolidated Results - The consolidated changes and occurrences in Old Republic’s segmented business are reflected in the table below.

	ORI Consolidated
	Quarters Ended March 31,
	2017	2016	Change
Net premiums and fees earned	$1,301.0	$1,245.7	4.4%
Net investment income	101.2	96.3	5.1
Other income	27.6	27.3	1.1
Operating revenues	1,429.9	1,369.3	4.4
Benefits and claim costs	563.4	574.0	(1.8)
Sales and general expenses	700.2	646.3	8.3
Interest and other costs	16.4	10.7	52.6
Total operating expenses	1,280.1	1,231.1	4.0
Pretax operating income (loss)	149.8	138.1	8.5
Income taxes (credits)	46.4	43.9	5.7
Net operating income (loss)	103.4	94.2	9.8
Realized investment gains (losses)	14.8	44.1	(66.4)
Income taxes (credits) on realized
investment gains (losses)	5.1	15.4	(66.4)
Net realized investment
gains (losses)	9.6	28.7	(66.4)
Net income (loss)	$113.1	$122.9	(8.0)%

Benefit and claim ratio	43.3%	46.1%
Expense ratio	51.4	49.4
Composite underwriting ratio	94.7%	95.5%

Consolidated operating cash flow	$146.1	$125.9	16.0%

In addition to all of the matters previously discussed, first quarter 2017 consolidated results were burdened by higher interest expense related to the greater debt level assumed last year. The 2016 proceeds from the new debt issue were invested in fixed maturity and equity securities.

Consolidated operating cash flow was additive to investable funds and operating needs in the amount of $146.1 and $125.9 for the first three months of 2017 and 2016, respectively. Excluding inherently negative operating cash flows in the MI and CCI run-off business, these amounts would be $193.1 and $152.8, respectively.

The sum-total of Old Republic's segmented results is represented by the following major components of pretax consolidated income:

	Quarters Ended March 31,
	2017	2016	Change
Pretax operating income:
Underwriting and related services:
All segments except RFIG	$56.0	$30.8	82.0%
RFIG run-off	8.9	21.7	(59.1)
Subtotal	65.0	52.6	23.6
Net investment income	101.2	96.3	5.1
Interest and other costs	(16.4)	(10.7)	52.6
Total	149.8	138.1	8.5
Realized investment gains(losses)	14.8	44.1	(66.4)
Consolidated pretax income	$164.7	$182.3	(9.7)%

Cash, Invested Assets, and Shareholders' Equity - The table below shows Old Republic's consolidated cash and invested assets as well as the shareholders' equity balance at the dates shown.

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	March 31,	Dec. 31,	March 31,	March '17 /	March '17 /
	2017	2016	2016	Dec. '16	March '16
Cash and invested assets:
Available for sale carried at fair value	$12,110.6	$12,021.0	$11,377.3	0.7%	6.4%
Held to maturity carried at amortized cost	1,056.9	974.8	511.4	8.4	106.7
Total per balance sheet	$13,167.5	$12,995.8	$11,888.7	1.3%	10.8%
Original cost basis of all	$12,466.8	$12,360.3	$11,429.3	0.9%	9.1%

Shareholders' equity: Total	$4,596.6	$4,471.6	$4,142.6	2.8%	11.0%
Per common share	$17.62	$17.20	$16.00	2.4%	10.1%

Composition of shareholders' equity per share:
Equity before items below	$16.21	$15.96	$15.19	1.6%	6.7%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	1.41	1.24	0.81
Total	$17.62	$17.20	$16.00	2.4%	10.1%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$16.30	$15.93	$14.92	2.3%	9.2%
RFIG run-off segment	1.32	1.27	1.08
Consolidated total	$17.62	$17.20	$16.00	2.4%	10.1%

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

As of March 31, 2017, the consolidated investment portfolio reflected an allocation of approximately 77 percent to fixed-maturity and short-term investments, and 23 percent to equities. Investments in high quality, dividend-paying equity securities have been singularly emphasized since 2013, and the asset quality of the fixed maturity portfolio has remained at high levels.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income, dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
	Quarters Ended March 31,
	2017	2016
Beginning balance	$17.20	$15.02
Changes in shareholders' equity:
Net operating income (loss)	0.40	0.37
Net realized investment gains (losses):
From sales	0.03	0.11
From impairments	—	—
Subtotal	0.03	0.11
Net unrealized investment gains (losses)	0.16	0.67
Total realized and unrealized investment gains (losses)	0.19	0.78
Cash dividends	(0.19)	(0.19)
Stock issuance, foreign exchange, and other transactions	0.02	0.02
Net change	0.42	0.98
Ending balance	$17.62	$16.00
Percentage change for the period	2.4%	6.5%

Capitalization - The following table indicates that Old Republic's capitalization has risen since March 31, 2016 due to the issuance of additional debt and growing equity in the shareholders' account.

	Capitalization
	March 31,	December 31,	March 31,
	2017	2016	2016
Debt:
3.75% Convertible Senior Notes due 2018	$548.2	$547.8	$546.4
4.875% Senior Notes due 2024	395.8	395.6	395.2
3.875% Senior Notes due 2026	544.7	544.6	—
ESSOP debt with an average yield of 4.3%	4.2	8.1	8.1
Other miscellaneous debt with an average yield of 2.2%	32.4	32.4	32.4
Total debt	1,525.5	1,528.7	982.3
Common shareholders' equity	4,596.6	4,471.6	4,142.6
Total capitalization	$6,122.1	$6,000.4	$5,125.0

Capitalization ratios:
Debt	24.9%	25.5%	19.2%
Common shareholders' equity	75.1	74.5	80.8
Total	100.0%	100.0%	100.0%

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

FINANCIAL ACCOUNTING AND REPORTING POLICIES

The Company's annual and interim financial statements incorporate a large number and types of estimates relative to matters which are highly uncertain at the time the estimates are made. The estimation process required of an insurance enterprise as Old Republic is by its very nature highly dynamic inasmuch as it necessitates a continuous evaluation, analysis, and quantification of factual data as it becomes known to the Company. As a result, actual experienced outcomes can differ from the estimates made at any point in time and thus affect future periods' reported revenues, expenses, net income or loss, and financial condition.

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity and equity investments; b) the valuation of deferred income tax assets; c) the establishment and recoverability of deferred acquisition costs; d) the recoverability of reinsured paid and/or outstanding losses; and e) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company's 2016 Annual Report on Form 10-K.

FINANCIAL POSITION

The Company's financial position at March 31, 2017 reflected increases in assets, liabilities, and common shareholders' equity of 1.7%, 1.3%, and 2.8%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 69.6% and 69.9% of consolidated assets as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, the cash, accrued investment income, and invested asset base rose by 1.3% to $13,167.5.

Investments - During the first quarter of 2017 and 2016, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization common shares. At both March 31, 2017 and 2016, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At March 31, 2017, the Company had no fixed maturity investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's available for sale and held to maturity fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	March 31,	December 31,
	2017	2016
Aaa	20.4%	20.1%
Aa	12.7	12.1
A	30.1	30.9
Baa	29.6	28.9
Total investment grade	92.8	92.0
All other (b)	7.2	8.0
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

March 31, 2017	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Telecom	$23.7		$3.3
Energy	100.3		3.3
Basic Industry	22.5		.8
Industrial	48.0		.3
Other (includes 4 industry groups)	42.3		.3
Total	$236.9	(c)	$8.2
__________

(c)	Represents 2.6% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

March 31, 2017	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Municipal	$739.6		$19.7
Utilities	262.1		3.6
U.S. Government & Agencies	650.0		3.3
Industrials	91.1		1.4
Other (includes 16 industry groups)	765.3		9.4
Total	$2,508.3	(d)	$37.6
__________

(d)	Represents 27.8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

March 31, 2017	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$333.8		$23.5
Health Care	89.0		3.7
Other (includes 3 industry groups)	16.4		.2
Total	$439.4	(e)	$27.6	(f)
__________

(e)	Represents 17.8% of the total equity securities portfolio.

(f)	Represents 1.1% of the cost of the total equity securities portfolio, while gross unrealized gains represent 22.9% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
March 31, 2017	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$300.5	$1.9	$.6	$—
Due after one year through five years	782.8	114.6	7.4	2.4
Due after five years through ten years	1,615.8	101.0	33.8	2.3
Due after ten years	46.1	19.3	3.9	3.4
Total	$2,745.3	$236.9	$45.9	$8.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
March 31, 2017	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:

Fixed Maturity Securities:
One to six months	$37.7	$—	$—	$37.7
Seven to twelve months	.7	—	—	.7
More than twelve months	4.8	2.5	—	7.4
Total	$43.3	$2.5	$—	$45.9
Equity Securities:
One to six months	$4.4	$—	$—	$4.4
Seven to twelve months	3.8	—	—	3.8
More than twelve months	19.3	—	—	19.3
Total	$27.6	$—	$—	$27.6

Number of Issues in Loss Position:

Fixed Maturity Securities:
One to six months	608	—	—	608
Seven to twelve months	10	—	—	10
More than twelve months	41	1	—	42
Total	659	1	—	660	(g)
Equity Securities:
One to six months	7	—	—	7
Seven to twelve months	2	—	—	2
More than twelve months	2	—	—	2
Total	11	—	—	11	(g)
__________

(g)	At March 31, 2017 the number of issues in an unrealized loss position represent 33.5% as to fixed maturities, and 10.4% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost. The percentage reduction from such cost reflects the decline as of a specific point in time (March 31, 2017 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2017	2016
Maturity Ranges:
Due in one year or less	11.2%	9.2%
Due after one year through five years	43.7	45.0
Due after five years through ten years	43.5	43.9
Due after ten years through fifteen years	1.4	1.6
Due after fifteen years	.2	.3
Total	100.0%	100.0%

Average Maturity in Years	4.8	4.8
Duration (h)	4.2	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.2 as of March 31, 2017 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.2%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2017	2016
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$7,967.4	$8,019.6
Estimated fair value	8,135.8	8,170.9
Gross unrealized gains	194.5	187.6
Gross unrealized losses	(26.1)	(36.3)
Net unrealized gains (losses)	$168.4	$151.3

Equity Securities:
Original cost	$2,472.9	$2,404.9
Estimated fair value	3,012.2	2,896.1
Gross unrealized gains	566.8	516.2
Gross unrealized losses	(27.6)	(25.0)
Net unrealized gains (losses)	$539.2	$491.2

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $473.3 in dividends from its subsidiaries in 2017 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At March 31, 2017, the Company's consolidated debt to equity ratio was 33.2%.

The Company's 3.75% Convertible Senior Notes, 4.875% Senior Notes, and 3.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As of March 31, 2017, RMIC was statutorily solvent and management has every expectation that its solvent state is likely to prevail.

See the Company's 2016 Annual Report on Form 10-K, Item 1 - Business for a discussion of regulatory matters affecting RMIC. Management believes these current events have precluded the aforementioned potential for an event of default from occurring in the foreseeable future.

Capitalization - Old Republic's total capitalization of $6,122.1 at March 31, 2017 consisted of debt of $1,525.5 and common shareholders' equity of $4,596.6. Changes in the common shareholders' equity account reflect primarily net income for the period then ended, changes in the fair value of invested assets, and dividend payments.

Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 36 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 26% of 2017 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 74% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Substantially all such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the RFIG Run-off Business' Risk Factors for premium income and long-term claim exposures in the Company's 2016 Annual Report on Form 10-K under Item 1A - Risk Factors, revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2014	$2,735.6	$1,759.2	$255.4	$60.7	$4,811.1	(1.5)%
2015	2,894.7	2,045.3	219.9	19.4	5,179.4	7.7
2016	2,936.3	2,206.6	170.0	20.1	5,333.2	3.0
Quarters Ended March 31:
2016	718.9	474.1	47.8	4.8	1,245.7	4.3
2017	$742.8	$518.0	$35.5	$4.6	$1,301.0	4.4%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2014	40.6%	31.9%	3.9%	7.5%	6.2%	9.9%
2015	39.0	32.1	4.1	7.4	5.9	11.5
2016	36.5	33.7	4.3	7.4	5.6	12.5
Quarters Ended March 31:
2016	37.7	33.7	4.2	7.4	5.7	11.3
2017	35.6%	33.9%	4.7%	7.3%	6.2%	12.3%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2014	27.1%	72.9%
2015	27.2	72.8
2016	27.9	72.1
Quarters Ended March 31:
2016	26.8	73.2
2017	25.6%	74.4%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2014	$234.6	$227.6	82.2%	66.9%
2015	201.1	195.9	79.9	56.1
2016	157.1	154.1	77.7	72.8
Quarters Ended March 31:
2016	45.1	44.3	79.9	60.0
2017	$31.4	$31.3	77.7%	73.3%

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.8% of total net risk in force as of March 31, 2017, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2014	$7,984.8	$549.6	$31.8	$8,566.2
2015	6,414.9	428.2	24.1	6,867.3
2016	4,987.9	359.5	20.5	5,367.9
As of March 31:
2016	6,059.2	410.3	23.7	6,493.3
2017	$4,715.6	$344.8	$20.1	$5,080.7

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2014	6.6%	28.5%	64.0%	.9%
2015	6.8	29.3	63.0	.9
2016	7.2	30.5	61.5	.8
As of March 31:
2016	6.9	29.5	62.9	.7
2017	7.2%	30.7%	61.2%	.9%

Bulk(a):
As of December 31:
2014	26.1%	33.1%	40.7%	.1%
2015	28.4	32.2	39.2	.2
2016	29.9	32.0	38.0	.1
As of March 31:
2016	28.7	32.1	39.0	.2
2017	30.3%	32.0%	37.5%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2014	3.9%	34.2%	31.5%	30.4%
2015	3.8	33.5	30.9	31.8
2016	3.8	32.1	30.6	33.5
As of March 31:
2016	3.8	33.2	30.9	32.1
2017	3.9%	31.8%	30.6%	33.7%

Bulk(a):
As of December 31:
2014	52.5%	25.8%	11.1%	10.6%
2015	48.3	28.0	11.9	11.8
2016	46.5	29.0	12.3	12.2
As of March 31:
2016	47.9	28.3	11.8	12.0
2017	46.3%	29.0%	12.6%	12.1%
__________

(a)	Bulk pool risk in-force, which represented 13.3% of total bulk risk in-force at March 31, 2017 has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2014	7.8%	7.3%	5.7%	5.3%	4.9%	4.8%	4.3%	4.0%	3.4%	3.0%
2015	7.1	7.5	5.9	5.5	4.9	4.7	4.3	4.2	3.4	3.4
2016	6.4	7.8	6.0	5.8	4.8	4.6	4.4	4.4	3.6	3.8
As of March 31:
2016	6.9	7.5	5.9	5.6	4.9	4.7	4.3	4.2	3.5	3.5
2017	6.2%	7.8%	6.0%	5.9%	4.8%	4.5%	4.3%	4.5%	3.6%	3.9%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2014	5.3%	9.3%	4.6%	4.0%	13.0%	2.7%	3.5%	4.4%	4.0%	7.6%
2015	5.1	8.9	4.7	4.0	12.8	2.8	3.6	4.4	4.2	7.4
2016	5.3	8.6	4.9	4.2	12.4	2.9	3.7	4.1	4.2	7.4
As of March 31:
2016	5.1	8.9	4.8	4.0	12.7	2.8	3.6	4.3	4.2	7.5
2017	5.3%	8.6%	5.0%	4.2%	12.5%	2.9%	3.7%	4.0%	4.3%	7.5%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2014	92.7%	7.3%
2015	92.6	7.4
2016	92.4	7.6
As of March 31:
2016	92.6	7.4
2017	92.3%	7.7%

Bulk (a):
As of December 31:
2014	62.3%	37.7%
2015	66.6	33.4
2016	68.0	32.0
As of March 31:
2016	67.1	32.9
2017	68.1%	31.9%
__________

(a)	Bulk pool risk in-force, which represented 13.3% of total bulk risk in-force at March 31, 2017, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2014	97.2%	2.8%
2015	97.3	2.7
2016	97.2	2.8
As of March 31:
2016	97.2	2.8
2017	97.2%	2.8%

Bulk (a):
As of December 31:
2014	72.4%	27.6%
2015	71.8	28.2
2016	71.3	28.7
As of March 31:
2016	71.5	28.5
2017	70.9%	29.1%
__________

(a)	Bulk pool risk in-force, which represented 13.3% of total bulk risk in-force at March 31, 2017, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2014	$27.7	$858.5
2015	23.9	776.9
2016	15.8	699.7
Quarters Ended March 31:
2016	3.4	758.1
2017	$4.2	$679.6

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2015	$8,667.4	$1,010.5	$792.0	$562.3	$11,032.4	$193.0	$11,225.5
2016	9,255.8	1,100.2	685.3	1,073.6	12,115.1	642.5	12,757.7
As of March 31:
2016	8,981.7	1,024.4	766.9	422.4	11,195.5	461.5	11,657.0
2017	$9,328.7	$1,111.3	$635.7	$1,110.7	$12,186.5	$707.8	$12,894.4

__________

(a) The March 31, 2017 and December 31, 2016 amounts include $1,040.5 and $947.4, respectively, (fair value) fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost of $1,056.9 and $974.8, respectively.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2014	$278.8	$29.9	$27.5	$9.2	$345.5	3.33%	3.15%
2015	312.1	34.0	25.1	17.2	388.6	3.61	3.49
2016	312.1	36.2	23.2	15.4	387.0	3.34	3.23
Quarters Ended
March 31:
2016	78.6	9.0	5.9	2.6	96.3	3.47	3.37
2017	$78.8	$9.5	$5.5	$7.2	$101.2	3.33%	3.16%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first quarter of 2017 and 2016, 56.4% and 78.0%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, allocation to industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. Gains realized in 2014 reflect sales of non-income producing or low yielding securities, the proceeds of which have largely been reinvested in higher yielding common shares of U.S. companies with distinguished long-term records of earnings and dividend growth.

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2014	$27.0	$245.2	$272.3	$—	$—	$—	$272.3
2015	16.3	75.0	91.3	—	—	—	91.3
2016	7.8	69.9	77.8	(4.9)	—	(4.9)	72.8
Quarters Ended
March 31:
2016	2.2	41.8	44.1	—	—	—	44.1
2017	$2.6	$12.1	$14.8	$—	$—	$—	$14.8

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2017 and December 31, 2016:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2017		December 31, 2016
	Gross	Net	Gross	Net

Workers' compensation	$4,612.2	$2,917.4	$4,587.0	$2,883.3
General liability	1,059.7	549.1	1,064.0	550.3
Commercial automobile (mostly trucking)	1,411.7	1,113.5	1,380.8	1,090.8
Other coverages	774.4	540.4	769.5	539.3
Unallocated loss adjustment expense reserves	213.3	191.1	206.9	186.0
Total general insurance reserves	8,071.5	5,311.7	8,008.3	5,249.9
Title	598.1	598.1	602.0	602.0
RFIG Run-off	540.2	540.2	574.0	574.0
Life and accident	21.4	14.2	21.5	13.8
Total claim and loss adjustment expense reserves	$9,231.3	$6,464.3	$9,206.0	$6,439.8
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$126.1	$99.1	$121.2	$97.1
% of total general insurance reserves	1.6%	1.9%	1.5%	1.9%

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

	March 31,	March 31,	December 31,	December 31,
	2017	2016	2016	2015
Estimated reduction in beginning reserve	$29.6	$47.5	$47.5	$79.3
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	1.7	2.9	8.3	18.8
Prior year	(1.6)	(.4)	(24.8)	(17.6)
Sub-total	.1	2.5	(16.5)	1.2
Estimated rescission reduction in paid claims	(3.0)	(6.4)	(1.4)	(33.0)
Estimated reduction in ending reserve	$26.7	$43.6	$29.6	$47.5

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

Incurred Loss Experience

Management believes that the Company's overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and, accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management's opinion, however, such potential development is not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2016 Annual Report on Form 10-K under Item 1A - Risk Factors.

The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the periods shown.

	Quarters Ended
	March 31,
	2017	2016
Gross reserves at beginning of period	$9,206.0	$9,120.2
Less: reinsurance losses recoverable	2,766.1	2,732.5
Net reserves at beginning of period:
General Insurance	5,249.9	5,053.1
Title Insurance	602.0	580.8
RFIG Run-off	574.0	736.7
Other	13.8	16.9
Sub-total	6,439.8	6,387.6
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	513.3	518.7
Title Insurance	21.3	24.4
RFIG Run-off (a)	32.8	40.6
Other	7.0	6.0
Sub-total	574.6	589.7
Change in provision for insured events of prior years:
General Insurance	10.1	1.9
Title Insurance	(10.3)	—
RFIG Run-off (a)	(13.0)	(20.4)
Other	(1.8)	(.9)
Sub-total	(15.1)	(19.4)
Total incurred claims and claim adjustment expenses (a)	559.5	570.3
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	94.1	93.5
Title Insurance	.2	.1
RFIG Run-off (b)	.2	—
Other	2.5	2.5
Sub-total	97.1	96.3
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	367.5	379.3
Title Insurance	14.7	17.4
RFIG Run-off (b)	53.4	59.4
Other	2.2	4.9
Sub-total	437.8	461.1
Total payments (b)	535.0	557.5
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable: (c)
General Insurance	5,311.7	5,100.8
Title Insurance	598.1	587.6
RFIG Run-off	540.2	697.3
Other	14.2	14.5
Sub-total	6,464.3	6,400.4
Reinsurance losses recoverable	2,766.9	2,667.1
Gross reserves at end of period	$9,231.3	$9,067.5
__________

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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $1.7 and $2.9 for the year-to-date periods ended March 31, 2017 and 2016, respectively. The provision for insured events of prior years for the periods shown in the table was (increased) reduced by estimated coverage rescissions and claims denials of $(1.6) and $(.4), respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

Changes in aggregate claim and loss adjustment expense reserves estimates are shown in the following table:

	Quarters Ended
	March 31,
	2017	2016
Net reserve increase(decrease):
General Insurance	$61.8	$47.7
Title Insurance	(3.9)	6.8
RFIG Run-off	(33.7)	(39.3)
Other	.3	(2.3)
Total	$24.4	$12.7

(b)	Rescissions reduced the Company's paid losses by an estimated $(3.0) and $(6.4) for the year-to-date periods ended March 31, 2017 and 2016, respectively.

(c)	Net reserves for claims that have been incurred but are not yet reported ("IBNR") carried in each segment were as follows:

	March 31,	March 31,	December 31,
	2017	2016	2016
General Insurance	$2,515.3	$2,406.7	$2,431.2
Title Insurance	521.5	516.5	517.5
RFIG Run-off	208.6	192.1	206.3
Other	5.0	4.8	5.4
Total	$3,250.6	$3,120.3	$3,160.5

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2014	77.9%	5.2%	97.2%	52.3%
2015	74.1	4.9	88.0	47.5
2016	73.0	3.8	60.4	44.0
Quarters Ended March 31:
2016	73.0	5.1	42.2	46.1
2017	71.0%	2.1%	55.7%	43.3%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2014	77.9%	74.0%	89.2%	25.6%	65.7%	88.2%	67.8%
2015	74.1	77.8	80.7	39.1	57.0	76.8	60.4
2016	73.0	79.4	76.1	45.5	60.9	77.5	62.2
Quarters Ended
March 31:
2016	73.0	80.5	74.4	46.9	57.7	96.9	64.3
2017	71.0%	82.6%	75.6%	62.2%	52.1%	56.5%	57.6%

The overall general insurance claim ratio was down year-over-year, and reflected a general downtrend exhibited in the past 24 months or so. The overall claims ratio for the past three years remained at relatively high levels as workers' compensation and general liability loss costs continued to reflect greater-than-expected severity. For the 2016 and 2015, commercial automobile insurance experienced greater frequency and severity of claims while workers' compensation and general liability insurance loss costs subsided somewhat from 2014's higher levels. Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with changes in loss severity and frequency.

During the three most recent calendar years, the general insurance group experienced unfavorable developments of prior year loss reserves. The effect was to increase the claim ratio by .3, 1.5 and 3.9 percentage points in 2016, 2015 and 2014, respectively. During 2016, 2015 and 2014, the General Insurance Group experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2014 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. During the first quarter of 2017 and 2016, the group experienced unfavorable developments of prior years' reserves of 1.4 and .3 percentage points, respectively.

Unfavorable A&E claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.2 years (gross) and 7.0 years (net of reinsurance) as of March 31, 2017 and 4.3 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2016. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .4% of general insurance group net incurred losses for the five years ended December 31, 2016.

Title insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity.

The RFIG Run-off mortgage guaranty 2016 claim ratio was less affected by litigation expense provisions that impacted adversely the 2015 claim ratio. Excluding the affects of the litigation expense provisions, the claim ratios continued to decline due to the combined effects of further reductions in newly reported defaults and a rising rate at which previously reported defaults have cured or otherwise been resolved without payment. These factors led to highly favorable developments of prior year-end claim reserves during 2016, 2015, and 2014. Setting aside the aforementioned litigation expense provisions in 2015, these favorable reserve developments accounted for reductions of 39.8, 65.0, and 69.3 percentage points in the reported claim ratio for years ended December 31, 2016, 2015, and 2014, respectively. While the declining premium base led to an increase in the claim ratio for 2017, reported claim costs for MI were relatively flat in comparison to the first quarter of 2016. Reductions in the provision for current year losses emanating from the continuing decline in newly reported delinquencies and improving cure rates were offset by less favorable reserve development in 2017's first quarter compared to the previous year's quarter. Favorable developments of previously established claim reserves lowered claim ratios by 34.9 and 39.2 percentage points in the first three months of 2017 and 2016, respectively.

The RFIG Run-off CCI business loss costs and resultant claim ratios reflect greater volatility due to the impact of ongoing costs of a near-eight-year long commercial dispute being litigated with Bank of America and its acquired Countrywide mortgage banking subsidiaries.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2014	$45,607	$44,465	10.93%	23.01%	$93.5
2015	45,745	46,669	10.45	26.74	33.0
2016	45,478	48,158	10.53	25.78	1.4
Quarters Ended March 31:
2016	44,493	44,461	9.76	24.75	6.4
2017	$48,375	$51,865	9.85%	24.59%	$3.0
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2014	7.1%	17.6%	8.8%	12.9%	7.3%	8.7%	12.8%	15.6%	25.6%	8.2%
2015	7.7	13.5	8.4	10.8	6.1	8.6	12.2	13.3	25.0	8.5
2016	9.1	11.8	8.7	10.7	6.1	8.3	12.7	12.8	23.5	8.6
As of March 31:
2016	6.9	12.5	7.8	10.4	5.9	7.8	11.1	12.2	23.7	8.4
2017	8.1%	11.1%	7.8%	9.8%	6.2%	7.6%	11.9%	12.2%	22.2%	7.7%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2014	15.9%	30.0%	16.5%	25.0%	18.1%	13.3%	25.8%	16.0%	46.5%	43.4%
2015	19.0	38.9	17.6	25.7	26.0	22.4	26.9	16.3	59.0	52.1
2016	20.3	33.7	19.6	23.6	29.1	24.4	28.1	14.1	61.0	53.3
As of March 31:
2016	17.1	35.9	17.9	23.7	25.3	20.1	24.6	14.1	57.1	50.1
2017	19.3%	30.8%	21.1%	21.7%	28.9%	25.4%	23.2%	13.3%	60.6%	49.1%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2014	7.7%	19.5%	9.4%	13.8%	9.9%	9.4%	13.7%	16.1%	28.0%	26.8%
2015	8.3	15.9	8.8	11.5	9.3	9.0	13.0	14.2	27.4	28.4
2016	9.8	13.4	9.1	11.3	9.3	8.5	13.5	13.5	25.6	27.7
As of March 31:
2016	7.5	14.6	8.3	11.1	9.0	8.2	11.8	12.8	26.1	26.7
2017	8.8%	12.7%	8.5%	10.4%	9.6%	8.0%	12.5%	12.9%	24.4%	26.8%
__________

(b)	As determined by risk in force as of March 31, 2017, these 10 states represent approximately 51.6%, 58.0%, and 51.6%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2014	$95.7	344.9%	$137.2	494.4%	2.1%	$25.2
2015	35.6	148.8	83.0	346.9	2.1	19.1
2016	11.7	74.0	50.0	315.9	2.0	10.1
Quarters Ended
March 31:
2016	3.8	110.4	9.4	275.3	2.1	3.2
2017	$2.7	65.1%	$8.8	209.2%	2.0%	$2.0
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

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2016 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2014	22.9%	90.4%	9.5%	47.1%
2015	23.5	88.3	10.0	48.5
2016	24.8	87.9	12.2	50.6
Quarters Ended March 31:
2016	23.9	91.8	12.3	49.4
2017	24.9%	91.5%	19.2%	51.4%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. Relatively higher expense ratios in 2016's periods resulted mostly from greater costs incurred for a start-up business, additional litigation cost provisions and by a slightly different premium mix and attendant production costs associated with the business’ responses to recurring changes in insurance market conditions and opportunities. The title insurance expense ratio for 2014 rose as operating costs contracted by a relatively lower percentage than the reduction in revenues. Whereas the RFIG Run-off operating expense ratios for the periods shown reflect ongoing cost control geared to a run-off operation, the 2017 ratio was negatively impacted from charges related to the partial termination of a facility lease.

Expenses: Total

The composite underwriting ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2014	100.8%	95.6%	106.7%	99.4%
2015	97.6	93.2	98.0	96.0
2016	97.8	91.7	72.6	94.6
Quarters Ended March 31:
2016	96.9	96.9	54.5	95.5
2017	95.9%	93.6%	74.9%	94.7%

Expenses: Income Taxes

The effective consolidated income tax rates were 31.3% and 32.6% in the first quarter of 2017 and 2016, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2016 Annual Report to the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

Old Republic's market risk exposures at March 31, 2017, have not materially changed from those identified in the Company's 2016 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2017, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2016 Annual report on Form 10-K.

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

Old Republic International Corporation
(Registrant)
Date:	May 9, 2017

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