Form 10-Q
period 2017-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2017-11-03
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: September 30, 2017 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding September 30, 2017
Common Stock / $1 par value	263,806,691

There are 52 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2017

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

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	September 30,	December 31,
	2017	2016
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,060.5 and $8,019.6)	$8,239.4	$8,170.9
Equity securities (at fair value) (cost: $2,514.3 and $2,404.9)	3,140.2	2,896.1
Short-term investments (at fair value which approximates cost)	845.4	681.6
Miscellaneous investments	29.1	31.2
Total	12,254.3	11,780.0
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $1,078.6 and $947.4)	1,073.0	974.8
Other investments	3.3	2.9
Total investments	13,330.8	12,757.7
Other Assets:
Cash	139.2	145.7
Securities and indebtedness of related parties	18.8	17.6
Accrued investment income	96.2	92.3
Accounts and notes receivable	1,589.8	1,390.2
Federal income tax recoverable: Current	—	14.9
Prepaid federal income taxes	114.3	82.4
Reinsurance balances and funds held	130.6	127.7
Reinsurance recoverable: Paid losses	58.4	63.4
Policy and claim reserves	3,510.4	3,168.1
Deferred policy acquisition costs	302.1	274.0
Sundry assets	456.2	457.1
Total Other Assets	6,416.5	5,833.8
Total Assets	$19,747.4	$18,591.6
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,694.4	$9,206.0
Unearned premiums	2,109.9	1,842.9
Other policyholders' benefits and funds	198.7	192.0
Total policy liabilities and accruals	12,003.1	11,241.0
Commissions, expenses, fees, and taxes	464.1	474.4
Reinsurance balances and funds	603.5	530.3
Federal income tax payable: Current	25.2	—
Deferred	71.4	42.6
Debt	1,526.9	1,528.7
Sundry liabilities	322.8	302.6
Commitments and contingent liabilities
Total Liabilities	15,017.3	14,119.9
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	263.8	262.7
Additional paid-in capital	735.7	713.8
Retained earnings	3,323.1	3,210.6
Accumulated other comprehensive income	441.4	323.6
Unallocated ESSOP shares (at cost)	(34.1)	(39.2)
Total Common Shareholders' Equity	4,730.0	4,471.6
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$19,747.4	$18,591.6
________

(1)
At September 30, 2017 and December 31, 2016, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 263,806,691 and 262,719,660 were issued as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Net premiums earned	$1,312.0	$1,238.6	$3,752.6	$3,582.1
Title, escrow, and other fees	121.4	126.7	344.6	342.9
Total premiums and fees	1,433.4	1,365.4	4,097.3	3,925.1
Net investment income	103.3	95.7	305.7	287.0
Other income	20.4	27.5	76.3	81.4
Total operating revenues	1,557.2	1,488.7	4,479.4	4,293.6
Realized investment gains (losses):
From sales	35.8	12.2	57.5	63.1
From impairments	—	(4.9)	—	(4.9)
Total realized investment gains (losses)	35.8	7.2	57.5	58.1
Total revenues	1,593.0	1,496.0	4,536.9	4,351.7

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	759.0	590.7	1,927.1	1,747.8
Dividends to policyholders	7.3	4.4	17.5	14.3
Underwriting, acquisition, and other expenses	751.1	724.0	2,173.1	2,060.3
Interest and other charges	15.8	12.6	48.3	34.0
Total expenses	1,533.3	1,331.9	4,166.2	3,856.5
Income before income taxes (credits)	59.6	164.0	370.7	495.2

Income Taxes (Credits):
Current	52.9	49.4	138.4	145.2
Deferred	(39.4)	3.6	(28.6)	14.9
Total	13.4	53.1	109.7	160.2

Net Income	$46.1	$110.9	$260.9	$335.0

Net Income Per Share:
Basic	$.18	$.43	$1.00	$1.29
Diluted	$.17	$.39	$.91	$1.17

Average shares outstanding: Basic	261,380,896	259,414,230	261,181,220	259,227,605
Diluted	298,529,626	296,444,432	298,559,757	296,193,090

Dividends Per Common Share:
Cash	$.1900	$.1875	$.5700	$.5625

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income As Reported	$46.1	$110.9	$260.9	$335.0

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	124.1	7.5	220.0	596.5
Amounts reclassified as realized investment
gains from sales in the statements of income	(35.8)	(7.2)	(57.5)	(58.1)
Pretax unrealized gains (losses) on securities	88.3	.2	162.5	538.3
Deferred income taxes (credits)	31.0	—	56.9	188.2
Net unrealized gains (losses) on securities, net of tax	57.3	.1	105.5	350.1
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	—	.1
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.1	.1	.3	.4
Net adjustment related to defined benefit
pension plans	.1	.1	.3	.6
Deferred income taxes (credits)	—	—	.1	.2
Net adjustment related to defined benefit pension
plans, net of tax	—	.1	.2	.3
Foreign currency translation and other adjustments	8.6	(.5)	11.9	7.0
Net adjustments	66.1	(.2)	117.7	357.5
Comprehensive Income (Loss)	$112.2	$110.7	$378.7	$692.5

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$260.9	$335.0
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(27.7)	(21.2)
Premiums and other receivables	(199.4)	(198.1)
Unpaid claims and related items	254.7	25.7
Unearned premiums and other policyholders' liabilities	164.2	87.1
Income taxes	11.9	13.7
Prepaid federal income taxes	(31.8)	(19.1)
Reinsurance balances and funds	75.0	112.0
Realized investment (gains) losses	(57.5)	(58.1)
Accounts payable, accrued expenses and other	71.8	124.9
Total	522.1	401.9

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	632.1	715.2
Sales	381.9	282.1
Sales of:
Equity securities	233.5	374.6
Other - net	27.1	14.6
Purchases of:
Fixed maturity securities:
Available for sale	(1,046.7)	(876.4)
Held to maturity	(114.5)	(401.3)
Equity securities	(295.6)	(885.3)
Other - net	(44.3)	(35.5)
Net decrease (increase) in short-term investments	(163.4)	(37.4)
Other - net	—	—
Total	(389.9)	(849.5)

Cash flows from financing activities:
Issuance of debentures and notes	—	576.8
Issuance of common shares	14.0	6.9
Redemption of debentures and notes	(3.9)	(3.5)
Dividends on common shares	(148.3)	(145.3)
Other - net	(.3)	(2.5)
Total	(138.6)	432.3

Increase (decrease) in cash	(6.4)	(15.1)
Cash, beginning of period	145.7	159.8
Cash, end of period	$139.2	$144.6

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$62.2	$40.7
Income taxes	$97.9	$146.4

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

In May 2014, the FASB issued a comprehensive revenue recognition standard which will be effective in 2018 and applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. In these regards, the Company has concluded that this standard will not have an impact on its insurance contract revenues, although, it is currently evaluating the impact on less significant revenue streams.

In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments which will be effective in 2018. Among other changes, the standard will require the Company's equity investments to be measured at fair value with changes in fair value recognized in the consolidated statement of income.

In February 2016, the FASB issued guidance on lease accounting which will be effective in 2019 and requires balance sheet recognition of all leases with a term greater than 12 months.

In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments which will be effective in 2020. The guidance will require immediate recognition of expected credit losses for certain financial instruments including reinsurance recoverables, held to maturity securities, and accounts and notes receivable. The guidance also modifies the impairment model for available for sale fixed maturities securities.

The Company is currently evaluating the foregoing lease and credit loss guidance to determine the potential impact of its adoption on its consolidated financial statements.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income	$46.1	$110.9	$260.9	$335.0
Numerator for basic earnings per share -
income available to common stockholders	46.1	110.9	260.9	335.0
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.6	3.6	10.9	10.9
Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversion of convertible notes	$49.8	$114.6	$271.8	$345.9

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	261,380,896	259,414,230	261,181,220	259,227,605
Effect of dilutive securities - stock based
compensation awards	1,349,148	1,328,657	1,603,514	1,287,205
Effect of dilutive securities - convertible senior notes	35,799,582	35,701,545	35,775,023	35,678,280
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	298,529,626	296,444,432	298,559,757	296,193,090
Earnings per share: Basic	$.18	$.43	$1.00	$1.29
Diluted	$.17	$.39	$.91	$1.17

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	1,403,500	1,678,675	1,403,500	1,678,675
Convertible senior notes	—	—	—	—
Total	1,403,500	1,678,675	1,403,500	1,678,675
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of September 30, 2017 and December 31, 2016, the majority of the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarter and nine months ended September 30, 2017 and $4.9 for the quarter and nine months ended 2016.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
September 30, 2017:
Available for sale:
U.S. & Canadian Governments	$1,476.4	$11.6	$3.5	$1,484.5
Corporate	6,584.1	182.5	11.7	6,754.9
	$8,060.5	$194.1	$15.3	$8,239.4

Held to maturity:
Tax-exempt	$1,073.0	$12.7	$7.1	$1,078.6

December 31, 2016:
Available for sale:
U.S. & Canadian Governments	$1,419.7	$12.6	$5.5	$1,426.8
Corporate	6,599.8	175.0	30.7	6,744.1
	$8,019.6	$187.6	$36.3	$8,170.9

Held to maturity:
Tax-exempt	$974.8	$.7	$28.0	$947.4

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at September 30, 2017:
Available for sale:
Due in one year or less	$1,001.7	$1,009.3
Due after one year through five years	3,976.4	4,079.9
Due after five years through ten years	2,979.5	3,038.6
Due after ten years	102.7	111.5
	$8,060.5	$8,239.4

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	67.1	67.0
Due after five years through ten years	992.0	997.4
Due after ten years	13.8	14.1
	$1,073.0	$1,078.6

A summary of the Company's equity securities follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
September 30, 2017	$2,514.3	$659.8	$33.8	$3,140.2
December 31, 2016	$2,404.9	$516.2	$25.0	$2,896.1

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017:

Fixed Maturity Securities:
U.S. & Canadian Governments	$619.9	$3.5	$1.1	$—	$621.0	$3.5
Tax-exempt	445.4	6.9	12.7	.2	458.1	7.1
Corporate	1,063.3	9.1	131.6	2.6	1,195.0	11.7
Subtotal	2,128.7	19.6	145.5	2.8	2,274.2	22.5
Equity Securities	310.6	26.2	190.4	7.5	501.0	33.8
Total	$2,439.3	$45.9	$335.9	$10.4	$2,775.3	$56.4

December 31, 2016:

Fixed Maturity Securities:
U.S. & Canadian Governments	$699.0	$5.5	$1.3	$—	$700.4	$5.5
Tax-exempt	814.4	28.0	—	—	814.4	28.0
Corporate	1,250.5	20.3	246.2	10.3	1,496.8	30.7
Subtotal	2,764.0	53.9	247.5	10.4	3,011.6	64.3
Equity Securities	82.6	12.5	122.1	12.4	204.8	25.0
Total	$2,846.7	$66.5	$369.7	$22.8	$3,216.5	$89.4

At September 30, 2017, the Company held 583 fixed maturity and 13 equity securities in an unrealized loss position, representing 27.8% (as to fixed maturities) and 12.4% (as to equity securities) of the total number of such issues it held. At December 31, 2016, the Company held 718 fixed maturity and 8 equity securities in an unrealized loss position, representing 37.0% (as to fixed maturities) and 7.7% (as to equity securities) of the total number of such issues it held. Of the securities in an unrealized loss position, 33 and 46 fixed maturity securities and 3 and 2 equity securities, had been in a continuous unrealized loss position for more than 12 months as of September 30, 2017 and December 31, 2016, respectively. The unrealized losses on these fixed income securities are primarily deemed to reflect changes in the interest rate environment, while equity securities are unique to their own fundamental circumstance. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of September 30, 2017 and December 31, 2016.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of September 30, 2017:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$732.3	$752.1	$—	$1,484.5
Corporate	—	6,744.4	10.5	6,754.9
Equity securities	3,139.1	—	1.0	3,140.2
Short-term investments	845.4	—	—	845.4
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$1,078.6	$—	$1,078.6

As of December 31, 2016:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$772.1	$654.7	$—	$1,426.8
Corporate	—	6,733.6	10.5	6,744.1
Equity securities	2,895.2	—	.9	2,896.1
Short-term investments	681.6	—	—	681.6
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$947.4	$—	$947.4

There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2017.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At September 30, 2017, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Investment income from:
Fixed maturity securities	$72.9	$73.2	$220.4	$222.7
Equity securities	28.7	22.0	81.6	62.7
Short-term investments	1.6	.4	3.6	1.6
Other sources	1.0	.9	3.2	2.9
Gross investment income	104.4	96.7	309.0	290.0
Investment expenses (a)	1.1	.9	3.3	2.9
Net investment income	$103.3	$95.7	$305.7	$287.0

Realized gains (losses) on:
Fixed maturity securities:
Gains	$2.6	$3.9	$17.0	$11.0
Losses	—	(11.6)	(4.9)	(12.3)
Net	2.5	(7.6)	12.1	(1.2)
Equity securities:
Gains	39.4	16.5	51.6	84.8
Losses	(6.3)	(1.5)	(6.3)	(25.4)
Net	33.0	14.9	45.3	59.4
Other long-term investments, net	.1	—	—	—
Total realized gains (losses)	35.8	7.2	57.5	58.1
Income taxes (credits)	12.5	2.5	20.1	20.3
Net realized gains (losses)	$23.2	$4.7	$37.3	$37.7

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$4.4	$16.9	$27.4	$308.7
Less: Deferred income taxes (credits)	1.7	5.9	9.8	107.9
	2.7	11.0	17.6	200.8

Equity securities & other long-term investments	83.8	(16.6)	135.0	229.6
Less: Deferred income taxes (credits)	29.2	(5.8)	47.1	80.3
	54.6	(10.8)	87.8	149.2
Net changes in unrealized investment gains (losses)	$57.3	$.1	$105.5	$350.1
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.1 for both the quarters ended September 30, 2017 and 2016, and $.4 and $.3 for the nine months ended September 30, 2017 and 2016, respectively.

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

All reserves are therefore based on estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders' dividends, all of which tend to be affected by development of claims in future years, may offset, in whole or in part, favorable or unfavorable claim developments for certain coverages such as workers' compensation, portions of which are written under loss sensitive programs that provide for such adjustments. The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made nor is any guaranty given that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates.

The Company’s accounting policy regarding the establishment of claim reserve estimates is described in Note 1(h) to the consolidated financial statements included in Old Republic’s 2016 Annual Report on Form 10-K. The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the periods shown.

	Nine Months Ended
	September 30,
	2017	2016
Gross reserves at beginning of period	$9,206.0	$9,120.1
Less: reinsurance losses recoverable	2,766.1	2,732.5
Net reserves at beginning of period:
General Insurance	5,249.9	5,053.1
Title Insurance	602.0	580.8
RFIG Run-off	574.0	736.7
Other	13.8	16.9
Sub-total	6,439.8	6,387.6
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,650.0	1,583.6
Title Insurance	69.5	81.8
RFIG Run-off (a)	277.6	130.0
Other	15.7	16.3
Sub-total	2,012.9	1,811.9
Change in provision for insured events of prior years:
General Insurance	41.9	(2.4)
Title Insurance	(34.9)	—
RFIG Run-off (a)	(90.4)	(58.0)
Other	(1.6)	(2.2)
Sub-total	(85.0)	(62.7)
Total incurred claims and claim adjustment expenses (a)	1,927.9	1,749.1
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	501.0	483.1
Title Insurance	2.9	3.0
RFIG Run-off (b)	4.8	5.7
Other	9.8	10.7
Sub-total	518.7	502.7
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	960.2	946.3
Title Insurance	45.5	45.1
RFIG Run-off (b)	144.6	199.7
Other	3.5	5.9
Sub-total	1,153.9	1,197.2
Total payments (b)	1,672.6	1,700.0
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable: (c)
General Insurance	5,480.6	5,204.8
Title Insurance	588.1	614.4
RFIG Run-off	611.7	603.1
Other	14.4	14.2
Sub-total	6,695.1	6,436.7
Reinsurance losses recoverable	2,999.3	2,810.2
Gross reserves at end of period	$9,694.4	$9,247.0
__________

(a)
In common with all other insurance coverages, RFIG Run-off mortgage guaranty settled and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. Changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves shown below and entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denials.

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $5.0 and $6.3 for the year-to-date periods ended September 30, 2017 and 2016, respectively. The provision for insured events of prior years for the periods shown in the table was (increased) reduced by estimated coverage rescissions and claims denials of $(3.5) and $(14.8), respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

The RFIG Run-off provision for insured events of the current year is inclusive of the claim expense provisions applicable to final settlements and probable dispositions of all known litigated and other claim costs as described further in Note 6.

(b)	Rescissions reduced the Company's paid losses by an estimated $(10.0) and $(9.1) for the year-to-date periods ended September 30, 2017 and 2016, respectively.

(c)	Net reserves for claims that have been incurred but are not yet reported ("IBNR") carried in each segment were as follows:

	September 30,	September 30,	December 31,
	2017	2016	2016
General Insurance	$2,607.7	$2,424.2	$2,431.2
Title Insurance	509.3	538.2	517.5
RFIG Run-off	327.3	204.6	206.3
Other	6.8	5.2	5.4
Total	$3,451.3	$3,172.5	$3,160.5

5. Employee Benefit Plans:

The Company had an active pension plan (the Plan) covering a portion of its work force until December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan was closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retained all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly and year-to-date periods ended September 30, 2017 and 2016 were not material to Old Republic's consolidated statements of income.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
General Insurance:
Net premiums earned	$801.3	$732.0	$2,313.7	$2,192.8
Net investment income and other income	100.4	104.5	313.9	314.2
Total revenues before realized gains or losses	$901.8	$836.5	$2,627.6	$2,507.1
Income before taxes (credits) and
realized investment gains or losses (a)(c)	$59.7	$75.9	$216.2	$243.1
Income tax expense (credits) on above	$15.8	$22.7	$61.5	$74.0

Title Insurance:
Net premiums earned	$475.4	$461.6	$1,325.8	$1,244.2
Title, escrow and other fees	121.4	126.7	344.6	342.9
Sub-total	596.8	588.4	1,670.5	1,587.2
Net investment income and other income	9.3	9.2	28.4	28.0
Total revenues before realized gains or losses	$606.1	$597.7	$1,699.0	$1,615.2
Income before taxes (credits) and
realized investment gains or losses (a)	$67.3	$58.5	$172.8	$124.5
Income tax expense (credits) on above	$23.4	$20.8	$59.8	$44.2

RFIG Run-off Business:
Net premiums earned	$30.2	$40.4	$98.7	$131.0
Net investment income and other income	5.4	5.7	16.4	17.5
Total revenues before realized gains or losses	$35.6	$46.2	$115.1	$148.5
Income before taxes (credits) and
realized investment gains or losses (d)	$(109.7)	$18.4	$(88.3)	$60.4
Income tax expense (credits) on above	$(38.5)	$6.3	$(30.9)	$20.9

Consolidated Revenues:
Total revenues of above Company segments	$1,543.6	$1,480.5	$4,441.7	$4,270.9
Other sources (b)	44.0	32.1	128.1	89.2
Consolidated net realized investment gains (losses)	35.8	7.2	57.5	58.1
Consolidation elimination adjustments	(30.4)	(23.9)	(90.5)	(66.5)
Consolidated revenues	$1,593.0	$1,496.0	$4,536.9	$4,351.7

Consolidated Income Before Taxes (Credits):
Total income before income taxes (credits)
and realized investment gains or losses of
above Company segments	$17.3	$152.8	$300.6	$428.2
Other sources - net (b)	6.5	3.9	12.4	8.8
Consolidated net realized investment gains (losses)	35.8	7.2	57.5	58.1
Consolidated income before income
taxes (credits)	$59.6	$164.0	$370.7	$495.2

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$.7	$49.9	$90.4	$139.2
Other sources - net (b)	.1	.5	(.7)	.6
Income tax expense (credits) on consolidated
net realized investment gains (losses)	12.5	2.5	20.1	20.3
Consolidated income tax expense (credits)	$13.4	$53.1	$109.7	$160.2

	September 30,	December 31,
	2017	2016
Consolidated Assets:
General Insurance	$16,285.0	$15,305.7
Title Insurance	1,428.8	1,423.0
RFIG Run-off Business	858.9	904.8
Total assets for the above company segments	18,572.8	17,633.6
Other assets (b)	1,579.9	1,301.8
Consolidation elimination adjustments	(405.4)	(343.9)
Consolidated assets	$19,747.4	$18,591.6
__________

(a)
Income before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $14.3 and $42.7 compared to $13.2 and $38.6 for the quarter and nine months ended September 30, 2017 and 2016, respectively, and Title - $1.9 and $6.3 compared to $2.1 and $6.3 for the quarter and nine months ended September 30, 2017 and 2016, respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and accident insurance operation.

(c)	General Insurance income before taxes (credits) for the quarter and nine months ended September 30, 2017 include hurricane-related claim costs of $20.0.

(d)
RFIG Run-off income before taxes (credits) for the quarter and nine months ended September 30, 2017 include additional claim and related expense provisions of $130.0 applicable to the final settlements and probable dispositions of all known litigated and other claim costs incurred by the Company's run-off Financial Indemnity business during the Great Recession years and their aftermath.

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted Republic Mortgage Insurance Company's ("RMIC") statutory capital base and forced it to discontinue writing new business in 2011. The insurance laws of 16 jurisdictions, including RMIC's and its affiliate company, Republic Mortgage Guaranty Insurance Corporation's ("RMGIC") (formerly Republic Mortgage Insurance Company of North Carolina, "RMICNC") domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a "minimum policyholder position" ("MPP") of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC had previously requested and, subsequently received waivers or forbearance of the minimum policyholder position requirements from the regulatory authorities in substantially all affected states. Following several brief extensions, the waiver from its domiciliary state of North Carolina expired on August 31, 2011, and RMIC and its sister company, RMGIC, discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. They were placed under administrative supervision by the North Carolina Department of Insurance ("NCDOI") the following year and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and RMGIC. Under the Amended Plan, RMIC and RMGIC were authorized to pay 100% of their DPOs accrued as of June 30, 2014 and to settle all subsequent valid claims entirely in cash, without establishing any DPOs. In anticipation of receiving this Final Order, ORI invested $125.0 of cash and securities in RMIC during June 2014. In mid-July 2014, in furtherance of the Final Order, RMIC and RMGIC processed payments of their accumulated DPO balances of approximately $657.0 relating to fully settled claims charged to periods extending between January 19, 2012 and June 30, 2014. Both subsidiaries remain under the supervision of the NCDOI as they continue to operate in run-off mode. The approval of the Amended Plan notwithstanding, the NCDOI retains its regulatory supervisory powers to review and amend the terms of the Amended Plan in the future as circumstances may warrant.

7. Commitments and Contingent Liabilities:

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings which may prove to be material to the Company or a subsidiary are discussed below.

Reference is made to Item 1 (Legal Proceedings) of Part II of the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2017 and the information incorporated therein by reference from Note 7 "Commitments and Contingent Liabilities" of the Notes to Consolidated Financial Statements included in Part I of that Report. Set forth below are material developments relating to the legal proceedings described in that Report.

With respect to Old Republic Insurance Company, et al. v. Countrywide Bank FSB, et al., pending in the Circuit Court for Cook County, Illinois, this lawsuit was dismissed with prejudice on October 18, 2017, pursuant to a confidential settlement agreement.

With respect to White, Hightower, et al. v. PNC Financial Services Group (as successor to National City Bank) et al., pending in the United States District Court for the Eastern District of Pennsylvania, the Company recently learned that the court granted Republic Mortgage Insurance Company’s motion to dismiss it from the lawsuit on January 12, 2017.

With respect to Intellectual Ventures II LLC v. Great West Casualty Company and Intellectual Ventures II LLC v. BITCO General Insurance Corporation et al., each pending in the United States District Court for the Eastern District of Texas, in light of the previously reported outcome of the proceedings before the Patent Trial and Appeal Board of the United States Patent and Trademark Office, the Company has determined that these lawsuits do not represent a material, adverse exposure to the Company or its affiliate companies.

With respect to Ocwen et al. v. RMIC et al., pending in the General Court of Justice, Superior Court Division for Forsyth County, North Carolina, the Company has determined that this lawsuit does not represent a material adverse exposure to the Company or RMIC.

Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. The Company and its subsidiaries have defended and intend to continue defending vigorously against each of the remaining aforementioned actions. The Company does not believe it probable that any of these actions will have a material adverse effect on its consolidated financial position, results of operations, or cash flows, though there can be no assurance in those regards. The Company has made an estimate of its potential liability under certain of these matters, all of which seek unquantified damages, attorneys' fees, and expenses. Because of the uncertainty of the ultimate outcomes of the aforementioned disputes, additional costs may arise in future periods beyond the Company's current reserves.

8. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$549.1	$705.6	$547.8	$689.5
4.875% Senior Notes due 2024	396.1	430.7	395.6	417.4
3.875% Senior Notes due 2026	545.0	555.6	544.6	531.9
ESSOP debt with an average yield of 4.50%
and 3.98%, respectively	4.2	4.2	8.1	8.1
Other miscellaneous debt with an average yield of 2.4%
and 1.9%, respectively	32.4	32.5	32.4	32.5
Total debt	$1,526.9	$1,728.7	$1,528.7	$1,679.7

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

The Company's 3.75% Convertible Senior Notes, 4.875% Senior Notes, and 3.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, RMIC, qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. Management believes the Final Order by the North Carolina Department of Insurance to RMIC has precluded such an event of default from occurring in the foreseeable future. Moreover, RMIC was statutorily solvent at September 30, 2017 and management has every expectation that its solvent state is likely to prevail. RMIC is expected to be an increasingly less significant subsidiary over time as its in force business declines.

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
September 30, 2017	$1,526.9	$1,728.7	$—	$1,692.0	$36.7
December 31, 2016	$1,528.7	$1,679.7	$—	$1,639.0	$40.6

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2017 and 2016
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for .4% of consolidated operating revenues for the nine months ended September 30, 2017 and .8% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported much lower consolidated operating earnings for the third quarter and nine months ended September 30, 2017. The less favorable results were affected by previously announced pretax operating charges aggregating $150.0 (or $97.5 after tax or $0.33 per diluted share). The charges stem from: (a) estimated General Insurance claim provisions ($20.0) associated with a current evaluation of exposures from hurricanes Harvey and Irma, and (b) additional claim and related expense provisions ($130.0) applicable to final settlements and probable dispositions of all known litigated and other claim costs incurred by the Company's run-off Financial Indemnity business during the Great Recession years and their aftermath. The comparisons shown in the following table and related footnotes reflect the impact of these charges on segmented and consolidated results.

Financial Highlights
	Quarters Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Operating revenues:
General insurance	$901.8	$836.5	7.8%	$2,627.6	$2,507.1	4.8%
Title insurance	606.1	597.7	1.4	1,699.0	1,615.2	5.2
Corporate and other	13.5	8.1	66.3	37.6	22.7	65.5
Subtotal	1,521.5	1,442.4	5.5	4,364.2	4,145.0	5.3
RFIG run-off business	35.6	46.2	(22.9)	115.1	148.5	(22.5)
Total	$1,557.2	$1,488.7	4.6%	$4,479.4	$4,293.6	4.3%
Pretax operating income (loss):
General insurance (a)	$59.7	$75.9	(21.3)%	$216.2	$243.1	(11.1)%
Title insurance	67.3	58.5	15.0	172.8	124.5	38.7
Corporate and other	6.5	3.9	67.0	12.4	8.8	40.7
Subtotal	133.5	138.3	(3.5)	401.5	376.6	6.6
RFIG run-off business (b)	(109.7)	18.4	N/M	(88.3)	60.4	(246.1)
Total	23.8	156.7	(84.8)	313.1	437.0	(28.3)
Realized investment gains (losses):
From sales	35.8	12.2	193.4	57.5	63.1	(8.8)
From impairments	—	(4.9)	100.0	—	(4.9)	100.0
Net realized investment gains
(losses)	35.8	7.2	N/M	57.5	58.1	(1.1)
Consolidated pretax income (loss)	59.6	164.0	(63.6)	370.7	495.2	(25.1)
Income taxes (credits)	13.4	53.1	(74.6)	109.7	160.2	(31.5)
Net income (loss)	$46.1	$110.9	(58.4)%	$260.9	$335.0	(22.1)%
Components of diluted
earnings per share:
Net operating income (loss):
General insurance (a)	$0.15	$0.18	(16.7)%	$0.52	$0.57	(8.8)%
Title insurance	0.15	0.13	15.4	0.38	0.27	40.7
Corporate and other	0.03	0.02	50.0	0.08	0.07	14.3
Subtotal	0.33	0.33	—	0.98	0.91	7.7
RFIG run-off business (b)	(0.24)	0.04	N/M	(0.19)	0.13	(246.2)
Total	0.09	0.37	(75.7)	0.79	1.04	(24.0)
Net realized investment gains (losses)	0.08	0.02	N/M	0.12	0.13	(7.7)
Net income (loss)	$0.17	$0.39	(56.4)%	$0.91	$1.17	(22.2)%
Cash dividends paid per share	$0.1900	$0.1875	1.3%	$0.5700	$0.5625	1.3%
Ending book value per share				$18.09	$17.13	5.6%
__________________
N/M = Not meaningful

(a)	General insurance pretax results for the quarter and nine months ended September 30, 2017 include hurricane-related claim costs of $20.0 (accounting for a post-tax effect of $0.05 per diluted share).

(b)
RFIG Run-off pretax results for the quarter and nine months ended September 30, 2017 include additional claim and related expense provisions of $130.0 (accounting for a post-tax effect of $0.28 per diluted share), applicable to the final settlements and probable dispositions of all known litigated and other claim costs incurred by the Company's run-off Financial Indemnity business during the Great Recession years and their aftermath.

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

General Insurance Results - The table below shows the major elements effecting this segment's performance for each of the periods reported upon.

		General Insurance Group
		Quarters Ended September 30,			Nine Months Ended September 30,
		2017	2016	Change	2017	2016	Change
Net premiums earned		$801.3	$732.0	9.5%	$2,313.7	$2,192.8	5.5%
Net investment income		80.0	77.2	3.6	238.0	233.6	1.9
Other income		20.4	27.2	(25.1)	75.8	80.6	(5.9)
Operating revenues		901.8	836.5	7.8	2,627.6	2,507.1	4.8
Benefits and claim costs	(a)	608.7	538.3	13.1	1,709.5	1,595.5	7.1
Sales and general expenses		217.4	207.5	4.7	654.5	625.5	4.6
Interest and other costs		15.8	14.6	8.2	47.2	42.8	10.4
Total operating expenses		842.0	760.5	10.7	2,411.3	2,263.9	6.5
Pretax operating income (loss)	(b)	$59.7	$75.9	(21.3)%	$216.2	$243.1	(11.1)%

Benefit and claim ratio	76.0%	73.5%	73.9%	72.8%
Expense ratio	24.6	24.6	25.0	24.9
Composite underwriting ratio	100.6%	98.1%	98.9%	97.7%
__________________

(a)	General insurance pretax results for the quarter and nine months ended September 30, 2017 include hurricane-related claim costs of $20.0.

(b)
In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $106.3 and $123.0 of pretax operating losses for the third quarter and first nine months of 2017, and $5.1 and $26.3 of pretax operating losses for the third quarter and first nine months of 2016, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

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

Net investment income rose modestly in both periods of 2017 even though the yield environment continued to exhibit low returns on both fixed maturity and high quality equity securities.

The ratio of claims and related settlement costs to earned premiums rose for 2017 in comparison with the same periods of 2016. Substantially all of the increase stemmed from the aforementioned provision for hurricane-related claims. While current accident year claim ratios reflected moderate year-over-year declines, these were offset by unfavorable developments of prior years’ reserves of 1.7 and 1.8 percentage points in this year’s third quarter and first nine months, respectively. This year’s unfavorable developments were concentrated in the Company’s largest insurance coverages of workers’ compensation, commercial automobile (trucking), and general liability. 2016 claim and related settlement costs were reasonably stable for the quarterly and nine month periods with such costs and related ratios largely unaffected by developments of prior years' reserves. Expense ratios for both years’ interim periods were within range of the expected long-term operating objective of 23 to 25 percent.

Quarterly and even annual claim provisions and the trends they display may not be particularly meaningful in Old Republic’s long-term liability insurance mix of business. Absent significant economic and insurance industry dislocations in the foreseeable future, it is currently anticipated that reported claim ratios could range within targeted averages in the high 60 percent to low 70 percent levels. The current mix of business should result in expense ratios within the aforementioned range.

Title Insurance Results - Pretax operating income for this year’s interim periods improved as both revenues and claim costs extended the favorable trends of recent years.

	Title Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net premiums and fees earned	$596.8	$588.4	1.4%	$1,670.5	$1,587.2	5.3%
Net investment income	9.1	8.9	2.9	27.9	27.0	3.5
Other income	0.1	0.2	(63.4)	0.5	1.0	(49.4)
Operating revenues	606.1	597.7	1.4	1,699.0	1,615.2	5.2
Claim costs	12.3	30.5	(59.5)	34.6	81.8	(57.7)
Sales and general expenses	524.9	506.8	3.6	1,485.6	1,403.0	5.9
Interest and other costs	1.5	1.7	(11.3)	5.8	5.7	0.9
Total operating expenses	538.8	539.2	(0.1)	1,526.1	1,490.6	2.4
Pretax operating income (loss)	$67.3	$58.5	15.0%	$172.8	$124.5	38.7%

Claim ratio	2.1%	5.2%	2.1%	5.2%
Expense ratio	87.9	86.1	88.9	88.3
Composite underwriting ratio	90.0%	91.3%	91.0%	93.5%

The continuation of a generally positive mortgage rate environment and reasonably strong housing and commercial property markets were major factors in the year-over-year gain in premiums and fees for 2017.

On the expense side of the ledger, claim costs were lower in the face of declining claims activity since the Great Recession years. Favorable developments of reserves established in prior years further reduced the claim ratio by 2.1 percentage points in this year’s third quarter and first nine months. The ratio for last year’s related periods was unaffected by such developments. The expense ratio for the periods reported upon remained generally aligned with premiums and fees levels.

Please see next page for the continuing report

RFIG Run-off Business Results - As summarized below, overall pretax operating results for this year’s interim periods were mostly effected by additional claim and related expense provisions ($130.0) applicable to final settlements and probable dispositions of all known litigated and other claim costs incurred during the Great Recession years and their aftermath.

		RFIG Run-off Business
		Quarters Ended September 30,			Nine Months Ended September 30,
		2017	2016	Change	2017	2016	Change
A. Mortgage Insurance (MI)
Net premiums earned		$25.6	$36.7	(30.2)%	$86.1	$119.8	(28.1)%
Net investment income		5.1	5.4	(7.2)	15.4	16.7	(7.8)
Claim costs	(a)	29.9	14.1	111.0	51.2	34.1	50.0
Pretax operating income (loss)		$(3.0)	$23.8	(112.7)%	$35.7	$87.9	(59.3)%

Claim ratio	(a)	116.8%	38.6%	59.5%	28.5%
Expense ratio		14.9	11.4	16.9	12.1
Composite underwriting ratio		131.7%	50.0%	76.4%	40.6%

B. Consumer Credit Indemnity (CCI) (b)
Net premiums earned		$4.5	$3.7	22.0%	$12.5	$11.2	12.2%
Net investment income		0.3	0.2	20.9%	1.0	0.8	23.6%
Benefits and claim costs	(a)	111.1	8.9	N/M	135.9	37.8	N/M
Pretax operating income (loss)		$(106.7)	$(5.4)	N/M	$(124.1)	$(27.4)	N/M

Claim ratio	(a)	N/M	238.1%	N/M	337.3%
Expense ratio		N/M	14.5	N/M	14.7
Composite underwriting ratio		N/M	252.6%	N/M	352.0%

C. Total MI and CCI run-off business:
Net premiums earned		$30.2	$40.4	(25.3)%	$98.7	$131.0	(24.7)%
Net investment income		5.4	5.7	(5.8)%	16.4	17.5	(6.3)
Benefits and claim costs	(a)	141.0	23.1	N/M	187.1	71.9	160.0
Pretax operating income (loss)		$(109.7)	$18.4	N/M	$(88.3)	$60.4	(246.1)%

Claim ratio	(a)	N/M	57.2%	189.6%	54.9%
Expense ratio		14.5%	11.7	16.6	12.3
Composite underwriting ratio		N/M	68.9%	206.2%	67.2%
__________________

(a)
RFIG run-off pretax results for the quarter and nine months ended September 30, 2017 include additional claim and related expense provisions of $130.0 applicable to the final settlements and probable dispositions of all known litigated and other claim costs incurred by the Company's run-off Financial Indemnity business during the Great Recession years and their aftermath. Of the total charge, $23.0 related to mortgage guaranty claim costs, and $107.0 was attributable to additional claim provisions in the consumer credit indemnity run-off business.

(b)
In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $106.3 and $123.0 of pretax operating losses for the third quarter and first nine months of 2017, and $5.1 and $26.3 of pretax operating losses for the third quarter and first nine months of 2016, respectively, are retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

Consistent with a run-off operating mode, further declines of earned premiums were posted by the combined MI and CCI lines. MI investment income was also lower as reduced premium volume and on-going claim payments effected downward pressures on the invested asset base.

The declining premium base led to a higher claim ratio for 2017 though reported current accident year claim costs, absent the charges referred to below for MI, were relatively level in comparison to the related periods of 2016. Reductions in the provision for current year losses emanating from a continuing drop in newly reported delinquencies as well as improving cure rates resulted in favorable developments of previously established claim reserves. The developments led to reductions of the claim ratios by 60.2 and 39.8 percentage points in the third quarter and first nine months of 2017, respectively. In the same respective periods of 2016, the claim ratio reductions amounted to 52.2 and 44.0 percentage points. As already indicated, however, MI claim costs for 2017’s interim periods rose most significantly due to the $23.0 additional claim provision which added 89.8 and 26.7 percentage points to the claim ratios for the third quarter and first nine months of 2017.

MI operating costs and the related expense ratios were negatively impacted in 2017’s first nine months by charges related to the partial termination of a facility lease.

2017 year-over-year operating performance comparisons for the CCI portion of the Run-off business were most significantly effected by the additional $107.0 claim provision. Excluding this charge, CCI’s pretax operating results would have reflected a minor gain in this year’s third quarter and a smaller loss of $17.1 for the first nine months of 2017.

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

	Corporate and Other Operations
	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net premiums earned	$5.0	$4.4	$14.4	$14.0
Net investment income	8.6	3.7	23.2	8.8
Other income	—	—	—	(0.1)
Operating revenues	13.5	8.1	37.6	22.7
Benefits and claim costs	4.2	3.1	13.5	12.7
Insurance expenses	1.3	2.3	6.9	6.6
Corporate, interest, and other expenses-net	1.5	(1.2)	4.7	(5.6)
Total operating expenses	7.0	4.2	25.1	13.8
Pretax operating income (loss)	$6.5	$3.9	$12.4	$8.8

Consolidated Results - The above summarized operating results of Old Republic’s segmented business are reflected in the following consolidation.

	ORI Consolidated
	Quarters Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net premiums and fees earned	$1,433.4	$1,365.4	5.0%	$4,097.3	$3,925.1	4.4%
Net investment income	103.3	95.7	7.9	305.7	287.0	6.5
Other income	20.4	27.5	(25.6)	76.3	81.4	(6.3)
Operating revenues	1,557.2	1,488.7	4.6	4,479.4	4,293.6	4.3
Benefits and claim costs	766.4	595.2	28.8	1,944.7	1,762.1	10.4
Sales and general expenses	751.1	724.0	3.7	2,173.1	2,060.3	5.5
Interest and other costs	15.8	12.6	25.1	48.3	34.0	42.0
Total operating expenses	1,533.3	1,331.9	15.1	4,166.2	3,856.5	8.0
Pretax operating income (loss)	23.8	156.7	(84.8)	313.1	437.0	(28.3)
Income taxes (credits)	0.9	50.5	(98.1)	89.6	139.8	(35.9)
Net operating income (loss)	22.8	106.2	(78.4)	223.5	297.2	(24.8)
Realized investment gains (losses)	35.8	7.2	N/M	57.5	58.1	(1.1)
Income taxes (credits) on realized
investment gains (losses)	12.5	2.5	N/M	20.1	20.3	(1.1)
Net realized investment
gains (losses)	23.2	4.7	N/M	37.3	37.7	(1.1)
Net income (loss)	$46.1	$110.9	(58.4)%	$260.9	$335.0	(22.1)%

Benefit and claim ratio	53.5%	43.6%	47.5%	44.9%
Expense ratio	50.8	50.8	50.9	50.2
Composite underwriting ratio	104.3%	94.4%	98.4%	95.1%

Consolidated operating cash flow	$522.1	$401.9	29.9%

Consolidated operating cash flow was additive to investable funds and operating needs in the amount of $522.1 and $401.9 for the first nine months of 2017 and 2016, respectively. Excluding inherently negative operating cash flows in the MI and CCI run-off business, these amounts would be $598.6 and $488.3, respectively.

The sum-total of Old Republic's segmented results is represented by the following major components of pretax consolidated income:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Pretax operating income:
Underwriting and related services:
All segments except RFIG	$51.5	$61.0	(15.6)%	$160.6	$141.1	13.8%
RFIG run-off	(115.1)	12.6	N/M	(104.8)	42.9	N/M
Subtotal	(63.6)	73.6	(186.5)	55.8	184.0	(69.7)
Net investment income	103.3	95.7	7.9	305.7	287.0	6.5
Interest and other costs	(15.8)	(12.6)	25.1	(48.3)	(34.0)	42.0
Total	23.8	156.7	(84.8)	313.1	437.0	(28.3)
Realized investment gains(losses)	35.8	7.2	N/M	57.5	58.1	(1.1)
Consolidated pretax income	$59.6	$164.0	(63.6)%	$370.7	$495.2	(25.1)%

Cash, Invested Assets, and Shareholders' Equity - The table below shows Old Republic's consolidated cash and invested assets as well as the shareholders' equity balance at the dates shown.

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	Sept. 30,	Dec. 31,	Sept. 30,	Sept. '17 /	Sept. '17 /
	2017	2016	2016	Dec. '16	Sept. '16
Cash and invested assets:
Available for sale carried at fair value	$12,493.2	$12,021.0	$12,121.9	3.9%	3.1%
Held to maturity carried at amortized cost	1,073.0	974.8	748.5	10.1	43.4
Total per balance sheet	$13,566.3	$12,995.8	$12,870.5	4.4%	5.4%
Original cost basis of all	$12,764.3	$12,360.3	$12,146.1	3.3%	5.1%

Shareholders' equity: Total	$4,730.0	$4,471.6	$4,446.1	5.8%	6.4%
Per common share	$18.09	$17.20	$17.13	5.2%	5.6%

Composition of shareholders' equity per share:
Equity before items below	$16.40	$15.96	$15.64	2.8%	4.9%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	1.69	1.24	1.49
Total	$18.09	$17.20	$17.13	5.2%	5.6%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$16.71	$15.93	$15.87	4.9%	5.3%
RFIG run-off segment	1.38	1.27	1.26
Consolidated total	$18.09	$17.20	$17.13	5.2%	5.6%

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

As of September 30, 2017, the consolidated investment portfolio reflected an allocation of approximately 76 percent to fixed-maturity and short-term investments, and 24 percent to equities. Investments in high quality, dividend-paying equity securities have been singularly emphasized since 2013, and the asset quality of the fixed maturity portfolio has remained at high levels.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income, dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
	Quarter			Year
	Ended	Nine Months Ended		Ended
	Sept. 30,	September 30,		Dec. 31,
	2017	2017	2016	2016
Beginning balance	$17.85	$17.20	$15.02	$15.02
Changes in shareholders' equity:
Net operating income (loss)	0.09	0.86	1.15	1.62
Net realized investment gains (losses):
From sales	0.09	0.14	0.15	0.19
From impairments	—	—	(0.01)	(0.01)
Subtotal	0.09	0.14	0.14	0.18
Net unrealized investment gains (losses)	0.22	0.40	1.35	1.12
Total realized and unrealized investment gains (losses)	0.31	0.54	1.49	1.30
Cash dividends	(0.1900)	(0.5700)	(0.5625)	(0.7500)
Stock issuance, foreign exchange, and other transactions	0.03	0.06	0.03	0.01
Net change	0.24	0.89	2.11	2.18
Ending balance	$18.09	$18.09	$17.13	$17.20
Percentage change for the period	1.3%	5.2%	14.0%	14.5%

Capitalization - The following table indicates that Old Republic's capitalization has risen since September 30, 2016 due to the growing equity in the shareholders' account.

	Capitalization
	September 30,	December 31,	September 30,
	2017	2016	2016
Debt:
3.75% Convertible Senior Notes due 2018	$549.1	$547.8	$547.3
4.875% Senior Notes due 2024	396.1	395.6	395.5
3.875% Senior Notes due 2026	545.0	544.6	544.4
ESSOP debt with an average yield of 4.5%	4.2	8.1	8.1
Other miscellaneous debt with an average yield of 2.4%	32.4	32.4	32.4
Total debt	1,526.9	1,528.7	1,528.0
Common shareholders' equity	4,730.0	4,471.6	4,446.1
Total capitalization	$6,256.9	$6,000.4	$5,974.1

Capitalization ratios:
Debt	24.4%	25.5%	25.6%
Common shareholders' equity	75.6	74.5	74.4
Total	100.0%	100.0%	100.0%

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

FINANCIAL POSITION

The Company's financial position at September 30, 2017 reflected increases in assets, liabilities, and common shareholders' equity of 6.2%, 6.4%, and 5.8%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 68.7% and 69.9% of consolidated assets as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the cash, accrued investment income, and invested asset base rose by 4.4% to $13,566.3.

Investments - During the first nine months of 2017 and 2016, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization common shares. At both September 30, 2017 and 2016, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At September 30, 2017, the Company had no fixed maturity investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's available for sale and held to maturity fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	September 30,	December 31,
	2017	2016
Aaa	20.9%	20.1%
Aa	12.6	12.1
A	31.0	30.9
Baa	29.1	28.9
Total investment grade	93.6	92.0
All other (b)	6.4	8.0
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

September 30, 2017	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$99.5		$2.6
Other (includes 4 industry groups)	25.5		.1
Total	$125.1	(c)	$2.8
__________

(c)	Represents 1.4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

September 30, 2017	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Municipal	$465.3		$7.1
U.S. Governments & Agencies	554.0		2.3
Utilities	235.7		2.0
Canadian Government	70.6		1.1
Other (includes 16 industry groups)	845.9		6.8
Total	$2,171.6	(d)	$19.7
__________

(d)	Represents 23.8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

September 30, 2017	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$239.5		$13.9
Health Care	56.7		5.5
Technology	107.3		5.4
Industrial	51.5		4.7
Other (includes 4 industry groups)	79.8		4.1
Total	$534.9	(e)	$33.8	(f)
__________

(e)	Represents 21.3% of the total equity securities portfolio.

(f)	Represents 1.3% of the cost of the total equity securities portfolio, while gross unrealized gains represent 26.2% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
September 30, 2017	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$304.2	$5.0	$.4	$—
Due after one year through five years	811.5	53.1	5.9	1.3
Due after five years through ten years	1,168.7	58.4	15.8	1.1
Due after ten years	12.2	8.5	.3	.2
Total	$2,296.8	$125.1	$22.5	$2.8

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
September 30, 2017	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:

Fixed Maturity Securities:
One to six months	$3.9	$—	$—	$3.9
Seven to twelve months	15.7	—	—	15.7
More than twelve months	2.8	—	—	2.8
Total	$22.5	$—	$—	$22.5
Equity Securities:
One to six months	$14.3	$8.2	$—	$22.5
Seven to twelve months	3.6	—	—	3.6
More than twelve months	7.5	—	—	7.5
Total	$25.6	$8.2	$—	$33.8

Number of Issues in Loss Position:

Fixed Maturity Securities:
One to six months	184	—	—	184
Seven to twelve months	366	—	—	366
More than twelve months	33	—	—	33
Total	583	—	—	583	(g)
Equity Securities:
One to six months	8	1	—	9
Seven to twelve months	1	—	—	1
More than twelve months	3	—	—	3
Total	12	1	—	13	(g)
__________

(g)
At September 30, 2017 the number of issues in an unrealized loss position represent 27.8% as to fixed maturities, and 12.4% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost. The percentage reduction from such cost reflects the decline as of a specific point in time (September 30, 2017 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	September 30,	December 31,
	2017	2016
Maturity Ranges:
Due in one year or less	11.0%	9.2%
Due after one year through five years	44.3	45.0
Due after five years through ten years	43.5	43.9
Due after ten years through fifteen years	1.1	1.6
Due after fifteen years	.1	.3
Total	100.0%	100.0%

Average Maturity in Years	4.7	4.8
Duration (h)	4.1	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.1 as of September 30, 2017 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.1%.

Composition of Unrealized Gains (Losses)

	September 30,	December 31,
	2017	2016
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$8,060.5	$8,019.6
Estimated fair value	8,239.4	8,170.9
Gross unrealized gains	194.1	187.6
Gross unrealized losses	(15.3)	(36.3)
Net unrealized gains (losses)	$178.8	$151.3

Equity Securities:
Original cost	$2,514.3	$2,404.9
Estimated fair value	3,140.2	2,896.1
Gross unrealized gains	659.8	516.2
Gross unrealized losses	(33.8)	(25.0)
Net unrealized gains (losses)	$625.9	$491.2

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $473.3 in dividends from its subsidiaries in 2017 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. At September 30, 2017, the Company's consolidated debt to equity ratio was 32.3%.

The Company's 3.75% Convertible Senior Notes, 4.875% Senior Notes, and 3.875% Senior Notes ("the Notes") contain provisions defining certain events of default, among them a court ordered proceeding due to the insolvency of a Significant Subsidiary. The Notes define Significant Subsidiary in accordance with the paragraph (w) of Rule 1-02 of the SEC's Regulation S-X. The Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company, ("RMIC") qualifies as a Significant Subsidiary for purposes of the Notes. If RMIC were to become statutorily impaired, its insolvency could trigger a receivership proceeding which, in turn could ultimately result in an event of default. If this were to occur, the outstanding principal of the Notes could become immediately due and payable. As of September 30, 2017, RMIC was statutorily solvent and management has every expectation that its solvent state is likely to prevail.

See the Company's 2016 Annual Report on Form 10-K, Item 1 - Business for a discussion of regulatory matters affecting RMIC. Management believes these current events have precluded the aforementioned potential for an event of default from occurring in the foreseeable future.

Capitalization - Old Republic's total capitalization of $6,256.9 at September 30, 2017 consisted of debt of $1,526.9 and common shareholders' equity of $4,730.0. Changes in the common shareholders' equity account reflect primarily net income for the period then ended, changes in the fair value of invested assets, and dividend payments.

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

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. As noted in prior periods' reports, the Company's flagship mortgage guaranty insurance carrier had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. The Company's mortgage insurance subsidiaries therefore discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. As noted elsewhere herein, RMIC and RMGIC (formerly "RMICNC") have been operating pursuant to a Summary Order since January 19, 2012 and December 3, 2012, respectively, and the risk-to-capital ratio considerations are therefore no longer of consequence.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 27% of 2017 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 73% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2014	$2,735.6	$1,759.2	$255.4	$60.7	$4,811.1	(1.5)%
2015	2,894.7	2,045.3	219.9	19.4	5,179.4	7.7
2016	2,936.3	2,206.6	170.0	20.1	5,333.2	3.0
Nine Months Ended September 30:
2016	2,192.8	1,587.2	131.0	14.0	3,925.1	2.2
2017	2,313.7	1,670.5	98.7	14.4	4,097.3	4.4
Quarters Ended September 30:
2016	732.0	588.4	40.4	4.4	1,365.4	(.5)
2017	$801.3	$596.8	$30.2	$5.0	$1,433.4	5.0%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2014	40.6%	31.9%	3.9%	7.5%	6.2%	9.9%
2015	39.0	32.1	4.1	7.4	5.9	11.5
2016	36.5	33.7	4.3	7.4	5.6	12.5
Nine Months Ended September 30:
2016	36.7	33.6	4.2	7.4	5.4	12.7
2017	33.9	34.7	4.9	7.5	5.9	13.1
Quarters Ended September 30:
2016	35.1	34.2	4.3	7.4	5.4	13.6
2017	32.6%	35.4%	5.3%	7.6%	5.7%	13.4%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2014	27.1%	72.9%
2015	27.2	72.8
2016	27.9	72.1
Nine Months Ended September 30:
2016	28.6	71.4
2017	27.4	72.6
Quarters Ended September 30:
2016	28.7	71.3
2017	27.0%	73.0%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2014	$234.6	$227.6	82.2%	66.9%
2015	201.1	195.9	79.9	56.1
2016	157.1	154.1	77.7	72.8
Nine Months Ended September 30:
2016	122.2	119.8	78.8	64.8
2017	86.6	86.1	76.9%	76.7%
Quarters Ended September 30:
2016	37.3	36.7
2017	$25.7	$25.6

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.9% of total net risk in force as of September 30, 2017, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2014	$7,984.8	$549.6	$31.8	$8,566.2
2015	6,414.9	428.2	24.1	6,867.3
2016	4,987.9	359.5	20.5	5,367.9
As of September 30:
2016	5,369.4	377.9	21.1	5,768.6
2017	$4,137.2	$308.3	$19.3	$4,464.8

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2014	6.6%	28.5%	64.0%	.9%
2015	6.8	29.3	63.0	.9
2016	7.2	30.5	61.5	.8
As of September 30:
2016	7.1	30.1	62.1	.7
2017	7.4%	31.2%	60.6%	.8%

Bulk(a):
As of December 31:
2014	26.1%	33.1%	40.7%	.1%
2015	28.4	32.2	39.2	.2
2016	29.9	32.0	38.0	.1
As of September 30:
2016	29.4	32.1	38.4	.1
2017	31.6%	31.8%	36.4%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2014	3.9%	34.2%	31.5%	30.4%
2015	3.8	33.5	30.9	31.8
2016	3.8	32.1	30.6	33.5
As of September 30:
2016	3.8	32.6	30.7	32.9
2017	3.9%	31.2%	30.5%	34.4%

Bulk(a):
As of December 31:
2014	52.5%	25.8%	11.1%	10.6%
2015	48.3	28.0	11.9	11.8
2016	46.5	29.0	12.3	12.2
As of September 30:
2016	47.1	28.7	12.1	12.1
2017	46.0%	29.2%	12.7%	12.1%
__________

(a)	Bulk pool risk in-force, which represented 12.4% of total bulk risk in-force at September 30, 2017 has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2014	7.8%	7.3%	5.7%	5.3%	4.9%	4.8%	4.3%	4.0%	3.4%	3.0%
2015	7.1	7.5	5.9	5.5	4.9	4.7	4.3	4.2	3.4	3.4
2016	6.4	7.8	6.0	5.8	4.8	4.6	4.4	4.4	3.6	3.8
As of September 30:
2016	6.6	7.7	5.9	5.7	4.9	4.6	4.3	4.4	3.5	3.7
2017	6.0%	8.0%	6.0%	6.1%	4.8%	4.4%	4.3%	4.6%	3.7%	4.1%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2014	5.3%	9.3%	4.6%	4.0%	13.0%	2.7%	3.5%	4.4%	4.0%	7.6%
2015	5.1	8.9	4.7	4.0	12.8	2.8	3.6	4.4	4.2	7.4
2016	5.3	8.6	4.9	4.2	12.4	2.9	3.7	4.1	4.2	7.4
As of September 30:
2016	5.2	8.7	4.8	4.2	12.4	2.8	3.6	4.3	4.2	7.5
2017	5.4%	8.3%	5.1%	4.4%	12.4%	2.9%	3.8%	3.6%	4.4%	7.7%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2014	92.7%	7.3%
2015	92.6	7.4
2016	92.4	7.6
As of September 30:
2016	92.5	7.5
2017	92.6%	7.4%

Bulk (a):
As of December 31:
2014	62.3%	37.7%
2015	66.6	33.4
2016	68.0	32.0
As of September 30:
2016	67.7	32.3
2017	68.8%	31.2%
__________

(a)	Bulk pool risk in-force, which represented 12.4% of total bulk risk in-force at September 30, 2017, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2014	97.2%	2.8%
2015	97.3	2.7
2016	97.2	2.8
As of September 30:
2016	97.2	2.8
2017	97.2%	2.8%

Bulk (a):
As of December 31:
2014	72.4%	27.6%
2015	71.8	28.2
2016	71.3	28.7
As of September 30:
2016	71.4	28.6
2017	70.4%	29.6%
__________

(a)	Bulk pool risk in-force, which represented 12.4% of total bulk risk in-force at September 30, 2017, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2014	$27.7	$858.5
2015	23.9	776.9
2016	15.8	699.7
Nine Months Ended September 30:
2016	11.2	720.5
2017	12.5	$629.9
Quarters Ended September 30:
2016	3.7
2017	$4.5

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2015	$8,667.4	$1,010.5	$792.0	$562.3	$11,032.4	$193.0	$11,225.5
2016	9,255.8	1,100.2	685.3	1,073.6	12,115.1	642.5	12,757.7
As of September 30:
2016	9,056.0	1,047.3	705.8	1,090.8	11,899.5	732.2	12,631.7
2017	$9,514.0	$1,084.1	$588.6	$1,338.7	$12,525.6	$805.2	$13,330.8
__________

(a) The September 30, 2017 and December 31, 2016 amounts include $1,078.6 and $947.4, respectively, (fair value) fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost of $1,073.0 and $974.8, respectively.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2014	$278.8	$29.9	$27.5	$9.2	$345.5	3.33%	3.15%
2015	312.1	34.0	25.1	17.2	388.6	3.61	3.49
2016	312.1	36.2	23.2	15.4	387.0	3.34	3.23
Nine Months Ended
September 30:
2016	233.6	27.0	17.5	8.8	287.0	3.34	3.21
2017	238.0	27.9	16.4	23.2	305.7	3.31	3.12
Quarters Ended
September 30:
2016	77.2	8.9	5.7	3.7	95.7	3.32	3.12
2017	$80.0	$9.1	$5.4	$8.6	$103.3	3.34%	3.15%

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first nine months of 2017 and 2016, 62.3% and 71.7%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, allocation to industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. Gains realized in 2014 reflect sales of non-income producing or low yielding securities, the proceeds of which have largely been reinvested in higher yielding common shares of U.S. companies with distinguished long-term records of earnings and dividend growth.

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2014	$27.0	$245.2	$272.3	$—	$—	$—	$272.3
2015	16.3	75.0	91.3	—	—	—	91.3
2016	7.8	69.9	77.8	(4.9)	—	(4.9)	72.8
Nine Months Ended
September 30:
2016	3.6	59.4	63.1	(4.9)	—	(4.9)	58.1
2017	12.1	45.3	57.5	—	—	—	57.5
Quarters Ended
September 30:
2016	(2.6)	14.9	12.2	(4.9)	—	(4.9)	7.2
2017	$2.5	$33.2	$35.8	$—	$—	$—	$35.8

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of September 30, 2017 and December 31, 2016:

	Claim and Loss Adjustment Expense Reserves
	September 30, 2017		December 31, 2016
	Gross	Net	Gross	Net

Workers' compensation	$4,727.1	$2,976.9	$4,587.0	$2,883.3
General liability	1,117.1	540.9	1,064.0	550.3
Commercial automobile (mostly trucking)	1,561.4	1,188.0	1,380.8	1,090.8
Other coverages	842.1	576.2	769.5	539.3
Unallocated loss adjustment expense reserves	224.7	198.4	206.9	186.0
Total general insurance reserves	8,472.6	5,480.6	8,008.3	5,249.9
Title	588.1	588.1	602.0	602.0
RFIG Run-off	611.7	611.7	574.0	574.0
Life and accident	21.8	14.4	21.5	13.8
Total claim and loss adjustment expense reserves	$9,694.4	$6,695.1	$9,206.0	$6,439.8
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$120.8	$96.6	$121.2	$97.1
% of total general insurance reserves	1.4%	1.8%	1.5%	1.9%

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

Overall, reserves pertaining to several hundred large individual commercial insurance accounts that exhibit sufficient statistical credibility, and at times may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions through captive insurers and similar risk management mechanisms are established on an account by account basis using case reserves and applicable formula-driven methods. Large account reserves are usually set and analyzed for groups of coverages such as workers' compensation, commercial auto and general liability that are typically underwritten jointly for many customers. For certain so-called long-tail categories of insurance such as retained or assumed excess liability or excess workers' compensation, officers and directors' liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected claim ratios. Such expected claim ratios typically reflect currently estimated claim ratios from prior accident years, adjusted for the effect of actual and anticipated rate changes, actual and anticipated changes in coverage, reinsurance, mix of business, and other anticipated changes in external factors such as trends in loss costs or the legal and claims environment. Expected claim ratios are generally used for the two to three most recent accident years depending on the individual class or category of business. As actual claims data emerges in succeeding interim and annual periods, the original accident year claim ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years to arrive at a likely indication of more recent years' loss trends and costs.

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

	September 30,	September 30,	December 31,	December 31,
	2017	2016	2016	2015
Estimated reduction in beginning reserve	$29.6	$47.5	$47.5	$79.3
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	5.0	6.3	8.3	18.8
Prior year	(3.5)	(14.8)	(24.8)	(17.6)
Sub-total	1.5	(8.5)	(16.5)	1.2
Estimated rescission reduction in paid claims	(10.0)	(9.1)	(1.4)	(33.0)
Estimated reduction in ending reserve	$21.1	$29.9	$29.6	$47.5

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

	Nine Months Ended
	September 30,
	2017	2016
Gross reserves at beginning of period	$9,206.0	$9,120.1
Less: reinsurance losses recoverable	2,766.1	2,732.5
Net reserves at beginning of period:
General Insurance	5,249.9	5,053.1
Title Insurance	602.0	580.8
RFIG Run-off	574.0	736.7
Other	13.8	16.9
Sub-total	6,439.8	6,387.6
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,650.0	1,583.6
Title Insurance	69.5	81.8
RFIG Run-off (a)	277.6	130.0
Other	15.7	16.3
Sub-total	2,012.9	1,811.9
Change in provision for insured events of prior years:
General Insurance	41.9	(2.4)
Title Insurance	(34.9)	—
RFIG Run-off (a)	(90.4)	(58.0)
Other	(1.6)	(2.2)
Sub-total	(85.0)	(62.7)
Total incurred claims and claim adjustment expenses (a)	1,927.9	1,749.1
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	501.0	483.1
Title Insurance	2.9	3.0
RFIG Run-off (b)	4.8	5.7
Other	9.8	10.7
Sub-total	518.7	502.7
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	960.2	946.3
Title Insurance	45.5	45.1
RFIG Run-off (b)	144.6	199.7
Other	3.5	5.9
Sub-total	1,153.9	1,197.2
Total payments (b)	1,672.6	1,700.0
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable: (c)
General Insurance	5,480.6	5,204.8
Title Insurance	588.1	614.4
RFIG Run-off	611.7	603.1
Other	14.4	14.2
Sub-total	6,695.1	6,436.7
Reinsurance losses recoverable	2,999.3	2,810.2
Gross reserves at end of period	$9,694.4	$9,247.0
__________

(a)
In common with all other insurance coverages, RFIG Run-off mortgage guaranty settled and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. As previously noted, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves shown below and entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denials.

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $5.0 and $6.3 for the year-to-date periods ended September 30, 2017 and 2016, respectively. The provision for insured events of prior years for the periods shown in the table was (increased) reduced by estimated coverage rescissions and claims denials of $(3.5) and $(14.8), respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

The RFIG Run-off provision for insured events of the current year is inclusive of the claim expense provisions applicable to final settlements and probable dispositions of all known litigated and other claim costs as described further elsewhere in this report.

(b)	Rescissions reduced the Company's paid losses by an estimated $(10.0) and $(9.1) for the year-to-date periods ended September 30, 2017 and 2016, respectively.

(c)	Net reserves for claims that have been incurred but are not yet reported ("IBNR") carried in each segment were as follows:

	September 30,	September 30,	December 31,
	2017	2016	2016
General Insurance	$2,607.7	$2,424.2	$2,431.2
Title Insurance	509.3	538.2	517.5
RFIG Run-off	327.3	204.6	206.3
Other	6.8	5.2	5.4
Total	$3,451.3	$3,172.5	$3,160.5

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2014	77.9%	5.2%	97.2%	52.3%
2015	74.1	4.9	88.0	47.5
2016	73.0	3.8	60.4	44.0
Nine Months Ended September 30:
2016	72.8	5.2	54.9	44.9
2017	73.9	2.1	189.6	47.5
Quarters Ended September 30:
2016	73.5	5.2	57.2%	43.6
2017	76.0%	2.1%	N/M	53.5%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2014	77.9%	74.0%	89.2%	25.6%	65.7%	88.2%	67.8%
2015	74.1	77.8	80.7	39.1	57.0	76.8	60.4
2016	73.0	79.4	76.1	45.5	60.9	77.5	62.2
Nine Months Ended
September 30:
2016	72.8	80.2	74.7	44.6	59.0	76.8	62.8
2017	73.9	81.3	76.1	69.4	60.2	66.3	60.6
Quarters Ended
September 30:
2016	73.5	81.7	73.3	40.6	58.7	80.2	65.1
2017	76.0%	81.5%	75.4%	82.6%	67.0%	67.0%	63.9%

The general insurance claim ratio rose for 2017 in comparison with the same periods of 2016. Substantially all of the increase stemmed from the aforementioned provision for hurricane-related claims. The overall claims ratio for the past three years remained at relatively high levels as workers' compensation loss costs continued to reflect greater-than-expected severity. For the 2016 and 2015, commercial automobile insurance experienced greater frequency and severity of claims while workers' compensation and general liability insurance loss costs subsided somewhat from 2014's higher levels. Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with changes in loss severity and frequency.

During the three most recent calendar years, the general insurance group experienced unfavorable developments of prior year loss reserves. The effect was to increase the claim ratio by .3, 1.5 and 3.9 percentage points in 2016, 2015 and 2014, respectively. During 2016, 2015 and 2014, the General Insurance Group experienced unfavorable developments of previously established reserves for accidents or events which occurred in 2014 and prior years in particular. These adverse developments were concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. While current year claim costs reflected moderate year-over-year declines, these were offset by unfavorable developments of prior years’ reserves of 1.7 and 1.8 percentage points in this year’s third quarter and first nine months, respectively. 2017’s unfavorable developments were concentrated in the Company’s largest insurance coverages of workers’ compensation, commercial automobile (trucking), and general liability. 2016 claim and related settlement costs were reasonably stable for the quarterly and nine month periods with such costs and related ratios largely unaffected by developments of prior years' reserves.

Unfavorable A&E claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 4.8 years (gross) and 7.0 years (net of reinsurance) as of September 30, 2017 and 4.3 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2016. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .4% of general insurance group net incurred losses for the five years ended December 31, 2016.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years reduced the claim ratio by 2.1 percentage points in this year’s third quarter and first nine months. The ratio for last year’s related periods was unaffected by such developments.

The RFIG Run-off mortgage guaranty declining premium base led to a higher claim ratio for 2017 though reported current accident year claim costs, absent the charges referred to below for MI, were relatively level in comparison to the related periods of 2016. Reductions in the provision for current year losses emanating from a continuing drop in newly reported delinquencies as well as improving cure rates resulted in favorable developments of previously established claim reserves. The developments led to reductions of the claim ratios by 60.2 and 39.8 percentage points in the third quarter and first nine months of 2017, respectively. In the same respective periods of 2016, the claim ratio reductions amounted to 52.2 and 44.0 percentage points. As already indicated, however, MI claim costs for 2017's interim periods rose most significantly due to the $23.0 additional claim provision which added 89.8 and 26.7 percentage points to the claim ratios for the third quarter and first nine months of 2017. The 2016 claim ratio was less affected by litigation expense provisions that impacted adversely the 2015 claim ratio. Excluding the effects of the litigation expense provisions, the claim ratios continued to decline due to the combined effects of further reductions in newly reported defaults and a rising rate at which previously reported defaults have cured or otherwise been resolved without payment. These factors led to highly favorable developments of prior year-end claim reserves during 2016, 2015, and 2014. Setting aside the aforementioned litigation expense provisions in 2015, these favorable reserve developments accounted for reductions of 39.8, 65.0, and 69.3 percentage points in the reported claim ratio for years ended December 31, 2016, 2015, and 2014, respectively.

2017 year-over-year claim ratio comparisons for the CCI portion of the Run-off business were most significantly effected by the additional $107.0 claim provision.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2014	$45,607	$44,465	10.93%	23.01%	$93.5
2015	45,745	46,669	10.45	26.74	33.0
2016	45,478	48,158	10.53	25.78	1.4
Nine Months Ended September 30:
2016	45,132	46,086	10.26	25.99	9.1
2017	47,170	50,940	9.92%	23.79%	10.0
Quarters Ended September 30:
2016	45,286	44,863			(.7)
2017	$47,528	$53,524			$3.6
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2014	7.1%	17.6%	8.8%	12.9%	7.3%	8.7%	12.8%	15.6%	25.6%	8.2%
2015	7.7	13.5	8.4	10.8	6.1	8.6	12.2	13.3	25.0	8.5
2016	9.1	11.8	8.7	10.7	6.1	8.3	12.7	12.8	23.5	8.6
As of September 30:
2016	8.3	11.8	8.3	10.7	5.7	7.8	12.2	13.1	23.5	8.3
2017	9.1%	11.0%	7.8%	10.1%	5.8%	8.2%	11.1%	12.2%	20.2%	8.2%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2014	15.9%	30.0%	16.5%	25.0%	18.1%	13.3%	25.8%	16.0%	46.5%	43.4%
2015	19.0	38.9	17.6	25.7	26.0	22.4	26.9	16.3	59.0	52.1
2016	20.3	33.7	19.6	23.6	29.1	24.4	28.1	14.1	61.0	53.3
As of September 30:
2016	20.0	35.2	18.9	23.7	29.4	22.6	26.8	13.0	59.9	49.1
2017	19.7%	32.2%	17.4%	21.3%	27.9%	26.2%	22.2%	15.0%	55.1%	47.0%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2014	7.7%	19.5%	9.4%	13.8%	9.9%	9.4%	13.7%	16.1%	28.0%	26.8%
2015	8.3	15.9	8.8	11.5	9.3	9.0	13.0	14.2	27.4	28.4
2016	9.8	13.4	9.1	11.3	9.3	8.5	13.5	13.5	25.6	27.7
As of September 30:
2016	9.0	13.7	8.8	11.3	8.9	8.3	13.0	13.8	25.8	27.1
2017	9.9%	12.6%	8.3%	10.6%	9.1%	8.6%	11.8%	12.8%	22.0%	25.7%
__________

(b)	As determined by risk in force as of September 30, 2017, these 10 states represent approximately 52.0%, 58.0%, and 51.9%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2014	$95.7	344.9%	$137.2	494.4%	2.1%	$25.2
2015	35.6	148.8	83.0	346.9	2.1	19.1
2016	11.7	74.0	50.0	315.9	2.0	10.1
Nine Months Ended
September 30:
2016	9.4	84.2	37.8	337.3	1.8	8.8
2017	9.0	71.8	135.9	N/M	1.9%	5.3
Quarters Ended
September 30:
2016	2.4	64.3	8.9	238.1%		2.0
2017	$4.3	93.9%	$111.1	N/M		$1.4
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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2014	22.9%	90.4%	9.5%	47.1%
2015	23.5	88.3	10.0	48.5
2016	24.8	87.9	12.2	50.6
Nine Months Ended September 30:
2016	24.9	88.3	12.3	50.2
2017	25.0	88.9	16.6	50.9
Quarters Ended September 30:
2016	24.6	86.1	11.7	50.8
2017	24.6%	87.9%	14.5%	50.8%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. Relatively higher general insurance expense ratios in 2016's periods resulted mostly from greater costs incurred for a start-up business, additional litigation cost provisions and by a slightly different premium mix and attendant production costs associated with the business’ responses to recurring changes in insurance market conditions and opportunities. The 2017 general insurance expense ratios remained relatively flat when compared to the corresponding periods in 2016. The title insurance expense ratio for 2014 rose as operating costs contracted by a relatively lower percentage than the reduction in revenues. Whereas the RFIG Run-off operating expense ratios for the periods shown reflect ongoing cost control geared to a run-off operation, the ratios were negatively impacted in 2017's first nine months by charges related to the partial termination of a facility lease along with the continued decline in earned premium consistent with a run-off operating mode.

Expenses: Total

The composite underwriting ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2014	100.8%	95.6%	106.7%	99.4%
2015	97.6	93.2	98.0	96.0
2016	97.8	91.7	72.6	94.6
Nine Months Ended September 30:
2016	97.7	93.5	67.2	95.1
2017	98.9	91.0	206.2	98.4
Quarters Ended September 30:
2016	98.1	91.3	68.9%	94.4
2017	100.6%	90.0%	N/M	104.3%

Expenses: Income Taxes

The effective consolidated income tax rates were 22.6% and 29.6% in the third quarter and first nine months of 2017, compared to 32.4% in both the third quarter and first nine months of 2016, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

Old Republic's market risk exposures at September 30, 2017, have not materially changed from those identified in the Company's 2016 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2017, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OLD REPUBLIC INTERNATIONAL CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The information contained in Note 7 "Commitments and Contingent Liabilities" of the Notes to Consolidated Financial Statements filed as Part 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Old Republic International Corporation
(Registrant)
Date:	November 3, 2017

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