Form 10-K
period 2017-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2018-02-28
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)
For the fiscal year ended: December 31, 2017 OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                            Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes: / No:X
The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Mercantile Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2017, the last day of the registrant's most recently completed second fiscal quarter, was $4,728,676,896.
The registrant had 269,347,468 shares of Common Stock outstanding as of January 31, 2018.
Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy statement for the 2018 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 113)	III, Items 10, 11, 12, 13 and 14 IV, Item 15
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

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise managed for the long run. Management therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on the maintenance of financial soundness in support of the insurance subsidiaries' long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. The underwriting principles encompass:

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

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from capital resources. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed maturity and equity securities for long periods of time is in turn enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in large capitalization, highly liquid equity securities.

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

Financial Information Relating to Segments of Business (a)

Net Revenues (b)	($ in Millions)
Years Ended December 31:	2017	2016	2015
General	$3,531.6	$3,354.7	$3,313.3
Title	2,325.0	2,244.1	2,080.7
Corporate & Other - net (c)	50.1	35.4	35.8
Subtotal	5,906.8	5,634.3	5,429.8
RFIG Run-off	144.6	193.2	245.0
Subtotal	6,051.5	5,827.6	5,674.8
Consolidated realized investment gains (losses)	211.6	72.8	91.3
Consolidated	$6,263.1	$5,900.5	$5,766.1

Income (Loss) Before Taxes
Years Ended December 31:	2017	2016	2015
General	$340.3	$319.9	$336.4
Title	237.1	210.2	166.8
Corporate & Other - net (c)	9.9	13.0	7.6
Subtotal	587.3	543.3	511.0
RFIG Run-off	(73.5)	69.8	29.4
Subtotal	513.8	613.1	540.4
Consolidated realized investment gains (losses)	211.6	72.8	91.3
Consolidated	$725.4	$686.0	$631.8

Assets
As of December 31:	2017	2016	2015
General	$16,055.5	$15,305.7	$14,523.0
Title	1,466.0	1,423.0	1,314.3
Corporate & Other - net (c)	1,076.8	957.9	285.5
Subtotal	18,598.4	17,686.7	16,122.8
RFIG Run-off	805.0	904.8	978.7
Consolidated	$19,403.5	$18,591.6	$17,101.6

Shareholders' Equity (e)
As of December 31:	2017	2016	2015
General (d)	$3,179.9	$2,957.2	$2,730.9
Title (d)	641.8	554.7	471.7
Corporate & Other - net (c)	489.8	618.0	419.8
Subtotal	4,311.7	4,130.0	3,622.5
RFIG Run-off	421.6	330.6	247.2
Consolidated	$4,733.3	$4,460.6	$3,869.8

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

(d)
Shareholders' equity excludes intercompany financing arrangements for the following segments: General - $1,097.1, $1,007.1, and $912.6 as of December 31, 2017, 2016, and 2015, respectively; Title - $97.9, $143.9, and $159.9 as of December 31, 2017, 2016, and 2015, respectively.

(e)
The consolidated financial statements reflect an immaterial adjustment of $11.0 post-tax (or 0.28%) to previously reported shareholders' equity as of January 1, 2015. The adjustment relates to immaterial expense accruals pertaining to the earlier period.

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
______
(Parenthetical dates refer to the year(s) when Old Republic's Companies began underwriting the coverages)
______

Commercial automobile, general liability and workers' compensation insurance policy coverages are typically produced in tandem for many assureds. For 2017, production of workers' compensation direct insurance premiums accounted for approximately 32.9% of consolidated General Insurance Group direct premiums written, while commercial automobile and general liability direct premium production amounted to approximately 30.2% and 12.2%, respectively, of such consolidated totals.

Approximately 91% of general insurance premiums are produced through independent agency or brokerage channels, while the remaining 9% is obtained through direct production facilities.

Title Insurance Group

Old Republic's flagship title insurance company was founded in 1907. The Title Insurance Group's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2017, approximately 27% of the Company's consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries of the Company), while the remaining 73% emanated from independent title agents and underwritten title companies.

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

As reported in earlier periods, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC"), had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011 and, as a consequence, RMIC and its sister company Republic Mortgage Guaranty Insurance Corporation ("RMGIC") (formerly Republic Mortgage Insurance Company of North Carolina, "RMICNC"), discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. They were placed under administrative supervision by the North Carolina Department of Insurance ("NCDOI") the following year and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and RMGIC. Under the Amended Plan, RMIC and RMGIC were authorized to pay 100% of their DPOs accrued as of June 30, 2014, and to settle all subsequent valid claims entirely in cash, without establishing any DPOs. In anticipation of receiving this Final Order, ORI invested $125.0 million in cash and securities in RMIC in June 2014. In mid-July 2014, in furtherance of the Final Order, RMIC and RMGIC processed payments of their accumulated DPO balances of approximately $657.0 million relating to fully settled claims charged to periods extending between January 19, 2012 and June 30, 2014. The NCDOI subsequently terminated the summary orders which placed RMIC and RMGIC under administrative supervision effective December 8, 2017, thereby releasing both companies from its supervision as they were eminently solvent.

RMIC has continually evaluated the potential long-term underwriting performance of the run-off book of business based on various modeling techniques. The resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's standard model of forecasted results extending through 2022 continues to reflect ultimate profitability for the book of business. In this regard a long-used RMIC standard model indicates that underwriting performance of the book of business should, in the aggregate, be positive over the run-off period assumed to end on or about December 31, 2022. As of December 31, 2017, it is nonetheless possible that MI operating results could be negative in the near term.

As of December 31, 2017, RFIG's mortgage insurance subsidiaries were statutorily solvent. Their total statutory capital, inclusive of a contingency reserve of $395.9 million, was $475.5 million. As of the same date, RFIG's consolidated GAAP capitalization amounted to $421.6 million.
CCI policies, which have been issued by the Company since 1954, provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of loan balances by individual buyers and borrowers. Claim costs are typically affected by unemployment, bankruptcy, and other issues leading to failures to pay. During 2008, the Company ceased the underwriting of new policies and the existing book of business was placed in run-off operating mode. During 2017, 2016, and 2015, CCI underwriting performance was affected negatively by significant litigation costs arising from claims by and against one of the nation's major banking institutions.

Corporate and Other Operations

Corporate and other operations include the accounts of a small life and accident insurance business as well as those of the parent holding company and minor corporate services subsidiaries that perform investment management, payroll, administrative and minor marketing services. The life and accident business registered net premium revenues of $18.8 million, $20.1 million, and $19.4 million in 2017, 2016 and 2015, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic's general insurance operations. Production of term life insurance, accounting for net premiums earned of $7.1 million, $10.3 million, and $10.3 million in 2017, 2016 and 2015, respectively, was terminated and placed in run off as of year-end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company's insurance segments.

	($ in Millions)
Years Ended December 31:	2017	2016	2015
General Insurance Group:
Overall Experience: (d)
Net Premiums Earned	$3,110.8	$2,936.3	$2,894.7
Benefits and Claim Ratio	71.8%	73.0%	74.1%
Expense Ratio	25.5	24.8	23.5
Composite Ratio	97.3%	97.8%	97.6%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$1,076.3	$988.6	$929.9
Benefits and Claim Ratio	76.8%	79.4%	77.8%

Workers' Compensation:
Net Premiums Earned	$1,045.2	$1,072.5	$1,128.7
Benefits and Claim Ratio	75.5%	76.1%	80.7%

General Liability:
Net Premiums Earned	$195.2	$163.3	$171.2
Benefits and Claim Ratio	73.1%	77.5%	76.8%

Three Above Coverages Combined:
Net Premiums Earned	$2,316.8	$2,224.5	$2,230.0
Benefits and Claim Ratio	75.9%	77.6%	79.2%

Financial Indemnity: (a)(d)
Net Premiums Earned	$153.1	$125.0	$117.4
Benefits and Claim Ratio	62.1%	45.5%	39.1%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$236.7	$217.9	$214.3
Benefits and Claim Ratio	59.3%	60.9%	57.0%

Home and Automobile Warranty:
Net Premiums Earned	$294.9	$274.6	$242.4
Benefits and Claim Ratio	60.5%	65.3%	65.0%

Other Coverages: (b)
Net Premiums Earned	$108.1	$95.2	$92.8
Benefits and Claim Ratio	54.7%	53.4%	48.3%

Title Insurance Group: (c)
Net Premiums Earned	$1,827.6	$1,742.4	$1,624.7
Combined Net Premiums & Fees Earned	$2,287.2	$2,206.6	$2,045.3
Claim Ratio	.9%	3.8%	4.9%
Expense Ratio	90.0	87.9	88.3
Composite Ratio	90.9%	91.7%	93.2%

RFIG Run-off Business: (d)
Net Premiums Earned	$122.9	$170.0	$219.9
Claim Ratio	160.9%	60.4%	88.0%
Expense Ratio	16.6	12.2	10.0
Composite Ratio	177.5%	72.6%	98.0%

All Coverages Consolidated:
Net Premiums & Fees Earned	$5,539.7	$5,333.2	$5,179.4
Benefits and Claim Ratio	44.7%	44.0%	47.5%
Expense Ratio	52.0	50.6	48.5
Composite Ratio	96.7%	94.6%	96.0%
__________

Any necessary reclassifications of prior years' data are reflected in the above table to conform to current presentation.

(a)	Consists principally of fidelity, surety, executive indemnity (directors & officers and errors & omissions), and GAP coverages.

(b)	Consists principally of aviation and travel accident coverages.

(c)	Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.

(d)	Consumer credit indemnity coverages are reported within the RFIG Run-off segment and have been excluded from the General Insurance Group.

The effect of the reclassified CCI coverage from the General Insurance Group's overall and financial indemnity underwriting statistics to the RFIG Run-off Business were as follows:

	($ in Millions)
Years Ended December 31:	2017	2016	2015
General insurance overall experience:
Increase (decrease) in net premiums earned	$(13.0)	$(15.8)	$(23.9)
Percentage point increase (decrease) in claim ratio	(4.0)%	(1.3)%	(2.2)%
Percentage point increase (decrease) in expense ratio	.1	.1	.1
Percentage point increase (decrease) in composite ratio	(3.9)%	(1.2)%	(2.1)%

Financial Indemnity coverages:
Increase (decrease) in net premiums earned	$(13.0)	$(15.8)	$(23.9)
Percentage point increase (decrease) in claim ratio	(76.1)%	(30.4)%	(52.1)%

RFIG Run-off Business:
Increase (decrease) in net premiums earned	$13.0	$15.8	$23.9
Percentage point increase (decrease) in claim ratio	103.3%	26.3%	31.6%
Percentage point increase (decrease) in expense ratio	.1	.2	(.1)
Percentage point increase (decrease) in composite ratio	103.4%	26.5%	31.5%

Net Premiums Earned

General insurance positive earned premiums trends throughout 2017 were unevenly distributed among various insurance coverages and sources of business. Gains were registered most prominently in commercial automobile (trucking), risk management and national accounts, home and auto warranty, and in a new underwriting facility established in early 2015. On the other hand, premium growth was constrained by low volume in a large account contractors book of business faced with a particularly competitive market place, and by reduced opportunities in gas and oil energy services and several smaller industry sectors. 2016 earned premiums were basically level with the preceding year's production with trends unevenly distributed among various insurance coverages. Low to mid-single digit gains were experienced in commercial automobile (trucking) and national accounts, as well as other coverages such as home warranty. Premium volume from a new underwriting facility established in early 2015 also added measurably to earned premiums in 2016. In other regards, 2016 premium levels were hindered by lower volume in a large account contractors book of business operating in a particularly competitive environment, and by reduced production in the energy services field. 2015 earned premium revenue rose for most insurance coverages with production spurred by both new business and a continuation of strong renewal rates for existing business. The Company's targeted insurance underwriting services in such fields as aviation, construction, energy, home warranty, trucking, and large account risk management provided the main impetus to this growth. The combination of a generally improving rate environment for most coverages and the slowly strengthening pace of U.S. economic activity were major contributing factors in these regards.

Title insurance premiums and fees reflect the continuation of a generally positive mortgage rate environment and reasonably strong housing and commercial property markets which were major factors in the year-over-year gain in premiums and fees in 2017 and 2016. The higher premiums and fees in 2016 were achieved in spite of the adverse effects that government-imposed mortgage disclosure rules, implemented during the last quarter of 2015, had on the consummation of real estate transactions nationally. The premiums and fees in 2015 reflect stronger housing and commercial property transactions and the segment's expanded market share.

RFIG Run-off earned premium volume has reflected a continuing decline due to the natural outcome of a run-off book of business devoid of new premium production since at least 2011.

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

The claim ratios include loss adjustment expenses where appropriate. Policyholders' dividends, which apply principally to workers' compensation insurance, are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with claim ratio trends.

The general insurance claim ratio improved in 2017 compared to 2016. While current accident year claim ratios reflected moderate year-over-year declines, these were affected by moderately unfavorable developments of prior years’ reserves of .7 percentage points in 2017. The unfavorable developments were concentrated in the Company’s largest insurance coverages of workers’ compensation and general liability which were partially offset by favorable development trends in commercial automobile (trucking). The 2016 benefit and claim costs were reasonably stable. Unfavorable developments of reserves established in prior years nonetheless added 0.3 percentage points to the benefit and claim ratio. The claim ratio for 2015 was inclusive of a 1.5 percentage point addition arising from unfavorable developments concentrated in workers' compensation and general liability case reserves and resulted from settlements or reserve additions exceeding the previously established indemnity and/or allocated loss adjustment expense provisions. The

Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Given this concurrent underwriting approach, an evaluation of trends in premiums, claim and dividend ratios for these individual coverages is more appropriately considered for the aggregate of these coverages.

Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with variability in loss severity and frequency trends caused by fortuitous and other events. Changes in commercial automobile claim ratios are primarily due to fluctuations in claim severity. Claim ratios for workers' compensation and liability insurance can reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. Additionally, workers' compensation claim costs in particular are affected by a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, and self-insured or deductible insurance programs that are intended to mitigate claim costs over time. Claim ratios for a relatively small book of general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestos and environmental claims exposures.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years further reduced the claim ratio by 3.3, 1.1, and .6 percentage points for the years ended December 31, 2017, 2016, and 2015 respectively.

The RFIG Run-off - mortgage guaranty declining premium base led to a higher claim ratio for 2017 though current accident year reported claim costs, absent the MI charges referred to below, were relatively level in comparison to 2016. Reductions in the provision for current year losses stemming from a continuing drop in newly reported delinquencies as well as improving cure rates resulted in favorable developments of previously established claim reserves. The developments led to reductions of the claim ratio by 38.3 percentage points in 2017. MI claim costs for 2017 rose most significantly due to an additional claim provision of $23.0 million which added 20.9 percentage points to the claim ratio for the year. The 2016 claim ratio was less affected by litigation expense provisions that impacted adversely the 2015 claim ratio. Excluding the effects of the litigation expense provisions, the claim ratios continued to decline due to the combined effects of further reductions in newly reported defaults and a rising rate at which previously reported defaults have cured or otherwise been resolved without payment. These factors led to highly favorable developments of prior year-end claim reserves during 2016 and 2015. Setting aside the aforementioned litigation expense provisions in 2015, these favorable reserve developments accounted for reductions of 39.8 and 65.0 percentage points in the reported claim ratio for years ended December 31, 2016 and 2015, respectively.

RFIG Run-off - CCI results reflect greater volatility in claim costs and related ratios. The 2017 year-over-year claim ratio comparison was most significantly affected by the additional $107.0 million claim and related expense provisions related to the final settlement and probable dispositions of all known litigated and other claim costs.

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

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. Where applicable, the Company uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $240.7 million, $231.9 million and $228.6 million, as of December 31, 2017, 2016 and 2015, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are fundamentally of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above noted reasons.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2017, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2017 and 2016, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $117.4 million and $121.2 million gross, respectively, and $96.4 million and $97.1 million net of reinsurance, respectively. Based on average annual claims payments during the five most recent calendar years, such reserves represented a paid loss survival ratio of 4.6 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2017 and 4.3 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2016. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2017, incurred A&E claim and related loss settlement costs have averaged .5% of average annual General Insurance Group claims and related settlement costs.

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

(b) Investments. In common with other insurance organizations, Old Republic invests most of its capital and operating funds in income producing securities. Investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. For many years, Old Republic's investment policy has therefore been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities, and in more recent years, high yielding publicly traded large capitalization common shares. The investment policy is also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company's invested assets are managed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, as well as the long-term stability of the subsidiaries' capital accounts. To this end, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Management considers investment grade fixed maturity securities to be those rated by major credit rating agencies that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no fixed maturity investments in default as to principal and/or interest at December 31, 2017 and 2016. The status and fair value changes of each investment is reviewed on at least a quarterly basis, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. The majority of the Company's invested assets as of December 31, 2017 have been classified as "available for sale" pursuant to the existing investment policy.

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

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31:	2017	2016
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$1,552.2	$1,426.8
Corporate	6,730.0	6,744.1
	8,282.3	8,170.9

Equity Securities	3,265.5	2,896.1
Short-term Investments	670.1	681.6
Miscellaneous Investments	29.1	31.2
Total available for sale	12,247.2	11,780.0
Held to Maturity
Fixed Maturity Securities:
Tax-Exempt	1,067.4	974.8
Other Investments	3.3	2.9
Total Investments	$13,318.0	$12,757.7

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31:	2017	2016	2015
Fixed Maturity Securities:
Taxable Interest	$272.7	$285.0	$294.0
Tax-Exempt Interest	20.4	11.5	2.3
	293.2	296.6	296.4

Equity Securities Dividends	110.9	88.2	91.0

Other Investment Income:
Interest on Short-term Investments	5.4	2.1	.8
Other Sources	4.5	3.9	3.7
	9.9	6.0	4.5
Gross Investment Income	414.1	390.9	392.1
Less: Investment Expenses (a)	4.6	3.8	3.4
Net Investment Income	$409.4	$387.0	$388.6

__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.6 million, $.4 million and $.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $9.3 billion and $9.1 billion at December 31, 2017 and 2016, respectively, represented approximately 48% and 49% of consolidated assets, respectively, and 64% and 65% of consolidated liabilities, respectively, as of December 31, 2017 and 2016.

Credit Quality Ratings of Fixed Maturity Securities (b)
December 31:	2017	2016
	(% of total portfolio)
Aaa	21.6%	20.1%
Aa	12.9	12.1
A	31.8	30.9
Baa	27.5	28.9
Total investment grade	93.8	92.0
All other (c)	6.2	8.0
Total	100.0%	100.0%
__________

(b)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(c)	"All other" includes non-investment grade or non-rated issuers.

Age Distribution of Fixed Maturity Securities
December 31:	2017	2016
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	9.2%	9.2%
Due after one year through five years	45.5	45.0
Due after five years through ten years	44.1	43.9
Due after ten years through fifteen years	1.0	1.6
Due after fifteen years	.2	.3
	100.0%	100.0%

Average Maturity in Years	4.7	4.8

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2017.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 264 Company offices and through agencies and underwritten title companies in the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2017, approximately 73% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2017	2016	2015
United States:
Northeast	12.3%	12.3%	12.5%
Mid-Atlantic	7.5	7.9	7.9
Southeast	20.8	20.2	20.0
Southwest	11.1	11.3	11.8
East North Central	11.8	12.1	12.1
West North Central	10.3	10.6	10.7
Mountain	7.9	7.4	7.2
Western	16.3	16.4	16.0
Foreign (Principally Canada)	2.0	1.8	1.8
Total	100.0%	100.0%	100.0%

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

In order to maintain premium production within its capacity and limit maximum losses for which it might become liable under its policies, Old Republic, as is the common practice in the insurance industry, may cede all or a portion of its premiums and related liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium and a large variety of risk-sharing procedures and arrangements for parts of its business in order to reduce underwriting losses for which it might become liable under insurance policies it issues, and to afford its customers or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to risk sharing arrangements, the Company adjusts production costs or premiums retroactively to likewise reflect deviations from originally expected loss costs. The amount of premium, production costs and other retrospective adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements. To the extent that any reinsurance companies, retrospectively rated risks, or producers might be unable to meet their obligations under existing reinsurance, retrospective insurance and production agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, by securing indemnity agreements, by obtaining surety bonds, or by otherwise collateralizing such obligations through irrevocable letters of credit, cash, or securities.

The following table displays the Company's General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2017.

Major General Insurance Balances Due from Reinsurers

		($ in Millions)			% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Claim	Exposure	Reinsured
Reinsurer	Rating	Claims	Reserves	to Reinsurer	Liabilities
Munich Re America, Inc.	A+	$15.3	$369.2	$384.5	13.1%
Swiss Reinsurance America Corporation	A+	6.3	215.3	221.6	7.5
Archway Insurance, Ltd.	Unrated	—	219.1	219.1	7.4
Hannover Ruckversicherungs	A+	1.8	185.8	187.6	6.4
AXIS Reinsurance Company	A+	—	106.8	106.8	3.6
National WC Reinsurance Pool	Unrated	2.0	97.2	99.2	3.4
Summit Insurance Company, Ltd.	Unrated	—	94.4	94.4	3.2
Trabaja Reinsurance Company	Unrated	1.5	88.7	90.2	3.1
Endurance Assurance Corporation	A+	—	78.1	78.1	2.7
Global Vision II	Unrated	—	72.9	72.9	2.5
		$27.2	$1,527.8	$1,555.0	52.8%

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 million for workers' compensation; $6.4 million for commercial auto liability; $6.4 million for general liability; $12.0 million for executive protection (directors & officers and errors & omissions); $2.0 million for aviation; and $5.0 million for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0 million. An immaterial amount of the mortgage guaranty traditional primary risk in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other mortgage guaranty insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is (in whole dollars) $37,800 per insured loan.

Since January 1, 2005, the Company has had maximum treaty reinsurance coverage of up to $200.0 million for its workers' compensation exposures. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company. Such aggregation of losses could occur in the event of a catastrophe such as an earthquake that could lead to the death or injury of a large number of persons concentrated in a single facility such as a high rise building.

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and

Extension Act of 2005 (the "TRIREA"). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act (the "TRIPRA") of 2007, a seven year extension that expired in December 2014. In January 2015, Congress passed the TRIPRA of 2015 that extended the program through 2020.

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger is $160 million, $180 million, and $200 million for 2018, 2019, and 2020, respectively. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% for 2015 and declines by one percentage point per year until it reaches 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 million in excess of $5.0 million for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 million to manage the Company's net exposures.

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

The majority of states have also enacted insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. Old Republic's insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such legislation varies from state to state but typically requires periodic disclosure concerning the corporation which controls the registered insurers, or ultimate holding company, and all subsidiaries of the ultimate holding company, and prior approval of certain intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiary) within the holding company system. Each state has established minimum capital and surplus requirements to conduct an insurance business. At December 31, 2017 each of the Company’s General, Title, and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements. With regards to the mortgage guaranty insurance subsidiaries, refer to the discussion of the RFIG Run-off business in Item 1 (a).

(g) Employees. As of December 31, 2017, Old Republic and its subsidiaries employed approximately 8,700 persons on a full time basis. Approximately 50% of this total was represented by employees associated with the Company's title insurance segment. A majority of eligible full time employees participate in various pension plans (all of which are frozen) or other plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

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

Capitalization

Apart from dividends and interest on intercompany financing arrangements from its subsidiaries, the Company has access to various capital and liquidity resources including holding company investments and the public debt and equity capital markets. The availability of all such capital sources cannot, however, be assured and its cost could be significant at the time capital is raised. At December 31, 2017, the Company's consolidated debt to equity ratio was 30.6%.

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

Prior Approval of Rates

Most of the insurance coverages underwritten by the Company are subject to prior regulatory approval of premium rates in a majority of the states. The process of securing regulatory approval can be time consuming and can impair the Company's ability to effect necessary rate increases in an expeditious manner. Furthermore, there is a risk that the regulators will not approve a requested increase, particularly in regard to workers' compensation insurance with respect to which rate increases often confront strong opposition from local business, organized labor, and political interests.

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

Competition

Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top four title insurance companies during 2017 accounted for about 85% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is always competition among the major companies for key employees, especially those engaged in business production. Among the four largest national title insurers, the Company’s title insurance subsidiaries rely upon independent agencies to produce most of their business, whereas the other title insurers rely more on owned agencies. Independent agencies can direct business to any title insurer, whereas owned agencies will only direct business to their parent or affiliated title insurers. The Company’s title subsidiaries are therefore more vulnerable to a loss of business than are the other largest title companies.

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

RFIG Run-off Business

Mortgage Guaranty Business in Run-off; Possible Material Losses, Statutory Capital Impairment, and Receivership

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted RMIC's statutory capital base and forced it to discontinue writing new business in 2011. The insurance laws of 16 jurisdictions, including RMIC's and RMGIC’s domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a “minimum policyholder position” (“MPP”) of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC and its sister company RMGIC were placed under administrative supervision by the North Carolina Department of Insurance ("NCDOI") in 2012 and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and RMGIC. Under the Amended Plan, RMIC and RMGIC were authorized to pay 100% of their DPOs accrued as of June 30, 2014, and to settle all subsequent valid claims entirely in cash, without establishing any DPOs. In anticipation of receiving this Final Order, ORI invested $125.0 million in cash and securities in RMIC in June 2014. In mid-July 2014, in furtherance of the Final Order, RMIC and RMGIC processed payments of their accumulated DPO balances of approximately $657.0 million relating to fully settled claims charged to periods extending between January 19, 2012 and June 30, 2014. The NCDOI subsequently terminated the summary orders which placed RMIC and RMGIC under administrative supervision effective December 8, 2017, thereby releasing both companies from its supervision as they were eminently solvent.

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

Premium Income and Long-Term Claim Exposures

Mortgage insurers such as the Company issue long duration, guaranteed renewable policies covering multi-year periods during which exposure to loss exists. Loss exposures typically manifest themselves as recurring losses usually concentrated between the second and fifth year following issuance of any one year's new policies. Additionally, the policies cover catastrophic aggregations of claims such as those that occurred during the Great Recession of 2007 to 2012 which was engendered by substantial market dislocations in the housing and mortgage lending industries, in particular.

The Company's mortgage guaranty premiums stem principally from monthly installment policies. Such premiums are written and earned in the month coverage is effective. Recognition of claim costs, however, occurs only after an insured mortgage loan has missed two or more consecutive monthly payments. Accordingly, GAAP revenue recognition is not appropriately matched to the risk exposure and the consequent recognition of both normal and, most significantly, future catastrophic loss occurrences. As a result, mortgage guaranty GAAP earnings for any individual year or series of years may be materially adversely affected, particularly by cyclical catastrophic loss events such as the mortgage insurance industry experienced between 2007 and 2012. Reported GAAP earnings and financial condition form, in part, the basis for significant judgments and strategic evaluations made by management, analysts, investors, and other users of the financial statements issued by mortgage guaranty companies. The risk exists that such judgments and evaluations are at least partially based on GAAP financial information that does not necessarily match revenues and expenses and is not reflective of the long-term normal and catastrophic risk exposures assumed by mortgage guaranty insurers at any point in time. This risk is inherent in the models on which the run-off of RMIC's and RMGIC's business is based.

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

Certain policyholders experienced high rates of coverage rescission and instituted litigation or arbitration proceedings challenging the Company's position on rescissions. Whether the current rescission rates continue or decline, it is possible that further litigation or arbitral challenges to the Company's rescissions of coverage could arise. If any of the challenges are successful, they could have a materially adverse effect on the Company's mortgage guaranty and/or consumer credit indemnity run-off insurance business and consolidated operating results and financial position. Even if such challenges should prove unsuccessful, the costs of addressing them through litigation could be substantial.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 48% is occupied by Old Republic, and the remainder is leased to others. In addition to its Chicago building, the Company owns one other major office building. A subsidiary of the Title Insurance Group owns and partially occupies its operations headquarters building in Minneapolis, Minnesota. This building contains 110,000 square feet of floor space of which approximately 93% is occupied by the Title Insurance Group, and the remainder is leased to others. Six smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2017 was $49.0 million.

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

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low sales prices as reported on the New York Stock Exchange and cash dividends declared for each quarterly period during the past two years were as follows:

		Sales Price		Cash
		High	Low	Dividends
1st quarter	2016	$18.74	$17.09	$.1875
2nd quarter	2016	19.36	17.75	.1875
3rd quarter	2016	20.00	17.55	.1875
4th quarter	2016	$19.22	$16.51	$.1875

1st quarter	2017	$21.19	$18.77	$.1900
2nd quarter	2017	20.90	19.33	.1900
3rd quarter	2017	20.18	17.92	.1900
4th quarter	2017	$21.56	$19.33	$1.1900

As of January 31, 2018, there were 2,115 registered holders of the Company's Common Stock. See Note 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five Year Performance Graphs for Common Stock

The following tables, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2017. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following tables has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Total return data is shown in two tables. The table for Peer Group 1 consists of the following publicly held corporations with which the Company competes in various regards and selected by it for the 2012 to 2017 comparison: American Financial Group, Inc., American International Group, Inc., W.R. Berkley Corporation, Chubb Limited, Cincinnati Financial Corporation, CNA Financial Corporation, Fidelity National Financial, Inc., First American Financial Corporation, The Hartford Financial Services Group, Inc., Stewart Information Services Corporation, and Travelers Companies, Inc.

The Peer Group 2 table is included for comparative purposes. It consists of the following publicly held corporations selected by the Company for its 2011 to 2016 comparison as set forth in its 2016 Annual Report on Form 10-K: American Financial Group, Inc., American International Group, Inc., Chubb Limited, Cincinnati Financial Corporation, Fidelity National Financial, Inc., First American Financial Corporation, Markel Corporation, Stewart Information Services Corporation, Travelers Companies, Inc., and XL Group Plc. Peer Group 2 is comprised of the same companies as in Peer Group 1 except that W.R. Berkley Corporation, CNA Financial Corporation and The Hartford Financial Services Group, Inc. have been added and Markel Corporation and XL Group Plc. have been removed.

The composition of the Peer Group companies has been approved by the Compensation Committee of the Company's Board of Directors.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group 1
(For the five years ended December 31, 2017)

	Dec 12	Dec 13	Dec 14	Dec 15	Dec 16	Dec 17
ORI	$100.00	$170.34	$151.35	$201.75	$214.02	$250.08
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group 1	100.00	139.75	158.45	172.59	194.69	216.91

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group 2
(For the five years ended December 31, 2017)

	Dec 12	Dec 13	Dec 14	Dec 15	Dec 16	Dec 17
ORI	$100.00	$170.34	$151.35	$201.75	$214.02	$250.08
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group 2	100.00	137.22	156.40	173.79	191.48	209.86

Item 6 - Selected Financial Data ($ in millions, except share data)

December 31:	2017	2016	2015	2014	2013
FINANCIAL POSITION:
Cash and Invested Assets (a)	$13,536.4	$12,995.8	$11,475.5	$11,291.6	$11,109.1
Other Assets (c)	5,867.1	5,595.7	5,626.1	5,685.2	5,417.5
Total Assets	$19,403.5	$18,591.6	$17,101.6	$16,976.9	$16,526.7

Liabilities, Other than Debt (d)	$13,221.5	$12,602.2	$12,278.9	$12,099.0	$12,190.1
Debt (c)	1,448.7	1,528.7	952.8	953.7	561.6
Total Liabilities	14,670.2	14,130.9	13,231.7	13,052.8	12,751.7
Preferred Stock	—	—	—	—	—
Common Shareholders' Equity (d)	4,733.3	4,460.6	3,869.8	3,924.0	3,775.0
Total Liabilities and Shareholders' Equity	$19,403.5	$18,591.6	$17,101.6	$16,976.9	$16,526.7

Total Capitalization (b)(d)	$6,182.0	$5,989.4	$4,822.7	$4,877.8	$4,336.6

Years Ended December 31:	2017	2016	2015	2014	2013
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned	$5,539.7	$5,333.2	$5,179.4	$4,811.1	$4,885.6
Net Investment and Other Income	511.7	494.3	495.4	447.1	408.9
Realized Investment Gains (Losses)	211.6	72.8	91.3	272.3	148.1
Net Revenues	6,263.1	5,900.5	5,766.1	5,530.7	5,442.7
Benefits, Claims, and
Settlement Expenses	2,478.8	2,347.9	2,459.3	2,514.5	2,238.3
Underwriting and Other Expenses	3,058.8	2,866.5	2,675.0	2,406.6	2,531.3
Pretax Income (Loss)	725.4	686.0	631.8	609.4	672.9
Income Taxes (Credits)	164.8	219.0	209.6	199.7	225.0
Net Income (Loss)	$560.5	$466.9	$422.1	$409.7	$447.8

COMMON SHARE DATA:
Net Income (Loss):
Basic	$2.14	$1.80	$1.63	$1.58	$1.74
Diluted	$1.92	$1.62	$1.48	$1.44	$1.57

Dividends: Cash (e)	$1.76	$.75	$.74	$.73	$.72

Book Value (d)	$17.72	$17.16	$14.98	$15.15	$14.64

Common Shares (thousands):
Outstanding	267,141	259,906	258,459	259,012	257,937

Average: Basic	262,114	259,429	259,502	258,553	257,443
Diluted	299,387	296,379	296,088	295,073	293,684
__________

(a)	Consists of cash, investments and accrued investment income.

(b)	Total capitalization consists of debt, preferred stock, and common shareholders' equity.

(c)
Certain debt amounts have been reduced due to the reclassification of relatively immaterial debt issuance costs previously classified as deferred assets, in order to comply with a 2015 pronouncement by the Financial Accounting Standards Board (FASB).

(d)
The consolidated financial statements reflect an immaterial adjustment of $11.0 post-tax (or 0.28%) to previously reported shareholders' equity as of January 1, 2015. The adjustment relates to immaterial expense accruals pertaining to the earlier period. As a result, previously reported book values per share decreased by $0.04 per share for the years ended 2015 and 2016.

(e)	In late December 2017, the Board declared a special cash dividend of $1.00 per share payable on January 31, 2018.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI" or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for .4% of consolidated operating revenues for the year ended December 31, 2017 and .8% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases, most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements is guidance recently issued by the FASB relative to revenue recognition, recognition and measurement of financial instruments including the prospective addition of equity security unrealized gains and losses in periodic income statements, lease accounting, and accounting for credit losses on financial instruments, all of which are discussed further in the Notes to Consolidated Financial Statements.

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

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise managed for the long run. Management therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on the maintenance of financial soundness in support of the insurance subsidiaries' long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized.

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from capital resources. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed maturity and equity securities for long periods of time is in turn enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in large capitalization, highly liquid equity securities.

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

EXECUTIVE SUMMARY

Pretax operating income for 2017 dropped approximately 16%. The results were affected by the relatively unique operating charges shown in the tables immediately following the table below. Net income-wise, however, the charges were outpaced by greater than average realized gains from sales of investment securities. Additionally, 2017 net operating income and net income were influenced by year-end 2017 deferred income tax adjustments emanating from recently enacted changes in U.S. Federal income tax rates. Pretax operating income for 2016 was marked by relatively stable general insurance performance, by record-setting title insurance earnings, and by better underwriting results in the RFIG run-off segment. 2016 consolidated net income, however, grew at a slower pace as realized investment gains were lower than prior year levels. 2015's pretax operating income was enhanced by greater General Insurance underwriting and investment income, and by the then record-setting performance of Old Republic’s Title Insurance business. 2015 consolidated net income, however, was also affected by lower realized gains from sales of investment securities. The separate and aggregate effects of these matters on year-over-year comparisons of segmented and consolidated earnings are shown in the tables following the Financial Highlights immediately below.

Financial Highlights
				% Change
				2017	2016
Years Ended December 31:	2017	2016	2015	vs. 2016	vs. 2015
Operating revenues:
General insurance	$3,531.6	$3,354.7	$3,313.3	5.3%	1.3%
Title insurance	2,325.0	2,244.1	2,080.7	3.6	7.9
Corporate and other	50.1	35.4	35.8	41.3	(0.9)
Subtotal	5,906.8	5,634.3	5,429.8	4.8	3.8
RFIG run-off business	144.6	193.2	245.0	(25.2)	(21.1)
Total	$6,051.5	$5,827.6	$5,674.8	3.8%	2.7%
Pretax operating income (loss):
General insurance	$340.3	$319.9	$336.4	6.4%	(4.9)%
Title insurance	237.1	210.2	166.8	12.8	26.0
Corporate and other	9.9	13.0	7.6	(24.1)	69.6
Subtotal	587.3	543.3	511.0	8.1	6.3
RFIG run-off business	(73.5)	69.8	29.4	(205.4)	136.9
Total	513.8	613.1	540.4	(16.2)	13.4
Pretax realized investment gains (losses):
From sales	211.6	77.8	91.3	172.0	(14.8)
From impairments	—	(4.9)	—	100.0	N/M
Realized investment gains (losses)	211.6	72.8	91.3	190.4	(20.2)
Consolidated pretax income (loss)	725.4	686.0	631.8	5.7	8.6
Income taxes (credits)	164.8	219.0	209.6	(24.7)	4.5
Net income (loss)	$560.5	$466.9	$422.1	20.0%	10.6%
Components of diluted earnings per share (see analysis on the tables that follow):
Net operating income (loss):
General insurance	$0.57	$0.76	$0.76	(25.0)%	—%
Title insurance	0.53	0.46	0.37	15.2	24.3
Corporate and other	—	0.09	0.08	(100.0)	12.5
Subtotal	1.10	1.31	1.21	(16.0)	8.3
RFIG run-off business	0.01	0.15	0.07	(93.3)	114.3
Total	1.11	1.46	1.28	(24.0)	14.1
Net realized investment gains (losses)	0.81	0.16	0.20	N/M	(20.0)
Net income (loss)	$1.92	$1.62	$1.48	18.5%	9.5%
Cash dividends declared per share (a)	$1.7600	$0.7500	$0.7400	134.7%	1.4%
Ending book value per share	$17.72	$17.16	$14.98	3.3%	14.6%
__________
N/M = Not meaningful
(a) A special cash dividend of $1.00 per share was declared in late December 2017 in addition to the regular quarterly dividend payment of $0.1900 per share.

The tables that follow set forth the effects of various charges which do not normally occur but are properly includable in the determination of net operating income and net income. In addition, the 2017 non-recurring adjustments for deferred income taxes emanating from revised U.S. Federal corporate tax rates effective on January 1, 2018 are also shown. All of these accounting effects are provided as an aid to the understanding and comparisons of reported earnings for 2017, 2016 and 2015 periods. The tables immediately following highlight the more substantial effects of the 2018 Federal income tax rates in comparison with the 35% corporate tax rate that prevailed through year-end 2017.

	Segmented Results
	General	Title	RFIG	Corporate	Consolidated
	Insurance	Insurance	Run-off	& Other	Results

Year Ended December 31, 2017:
Pretax operating income (loss) as reported	$340.3	$237.1	$(73.5)	$9.9	$513.8

Net of tax operating income (loss) (35% rate basis):
Total	$240.3	$154.9	$(47.5)	$12.5	$360.0
Per diluted share	$0.80	$0.52	$(0.16)	$0.08	$1.24

Net income (35% rate basis):
Total					$497.6
Per diluted share					$1.70

Year Ended December 31, 2016:
Pretax operating income (loss) as reported	$319.9	$210.2	$69.8	$13.0	$613.1

Net of tax operating income (loss) (35% rate basis):
Total	$225.2	$135.9	$45.7	$12.6	$419.6
Per diluted share	$0.76	$0.46	$0.15	$0.09	$1.46

Net income (35% rate basis):
Total					$466.9
Per diluted share					$1.62

Year Ended December 31, 2015:
Pretax operating income (loss) as reported	$336.4	$166.8	$29.4	$7.6	$540.4

Net of tax operating income (loss) (35% rate basis):
Total	$224.7	$108.6	$19.5	$9.8	$362.7
Per diluted share	$0.76	$0.37	$0.07	$0.08	$1.28

Net income (35% rate basis):
Total					$422.1
Per diluted share					$1.48

Detailed analysis of certain elements included in pretax and post-tax earnings for the periods shown below:

		Segmented Results
		General	Title	RFIG	Corporate	Consolidated
		Insurance	Insurance	Run-off	& Other	Results
Year Ended December 31, 2017:

A -	Pretax operating income (loss)
	before the aforementioned charges	$358.3	$258.3	$56.5	$20.4	$693.6
	Charges for additions to 2017 estimated
	employee incentive awards	(10.0)	(21.2)	—	(1.0)	(32.3)
	Adjustment of previously estimated life
	insurance reserve and cost assumptions	—	—	—	(9.5)	(9.5)
	General insurance hurricane claim provisions	(8.0)	—	—	—	(8.0)
	Third quarter RFIG final settlement
	and probable dispositions of all
	known litigated and other claims costs	—	—	(130.0)	—	(130.0)
B -	Pretax operating income (loss) as reported	340.3	237.1	(73.5)	9.9	513.8
	1) Less current and deferred
	income taxes (35% rate basis)	100.0	82.2	(26.0)	(2.6)	153.8
C -	Net of tax operating income (loss) (35% rate basis):
	1) Total	240.3	154.9	(47.5)	12.5	360.0
	2) Per diluted share	0.80	0.52	(0.16)	0.08	1.24
D -	Revaluation of deferred taxes
	to the new 21% rate of 2018:
	1) Total	(70.5)	2.5	51.1	(24.9)	(41.8)
	2) Per diluted share	(0.23)	0.01	0.17	(0.08)	(0.13)
E -	Net operating income (loss) as reported:
	1) Total (C1 + D1)	169.6	157.4	3.5	(12.5)	318.0
	2) Per diluted share (C2 + D2)	$0.57	$0.53	$0.01	$—	1.11
F -	1) Pretax realized investment gains					211.6
	2) Less: current and deferred income taxes (35% rate basis)					74.0
	3) Sub-total (35% rate basis)					137.6
	4) Revaluation of deferred taxes on unrealized gains to the new 21% rate of 2018					104.9
	5) Net realized gains after tax:
	a) Total					242.5
	b) Per diluted share: Calculated on basis of 35% rate (F3)					0.46
	c) Effect of revaluation (F4)					0.35
	d) Total					0.81
G -	Net income total:
	1) Based on 35% rate (C1 + F3)					497.6
	2) Effect of deferred tax revaluation (D1 + F4)					63.1
	3) Total					$560.5
H -	Net income (loss) per diluted share:
	1) Calculated on basis of 35% rate (G1)					$1.70
	2) Effect of revaluation (G2)					0.22
	3) Total					$1.92

		Segmented Results
		General	Title	RFIG	Corporate	Consolidated
		Insurance	Insurance	Run-off	& Other	Results
Year Ended December 31, 2016:

B -	Pretax operating income (loss) as reported	$319.9	$210.2	$69.8	$13.0	$613.1
	1) Less current and deferred
	income taxes (35% rate basis)	94.6	74.3	24.0	0.4	193.5
C -	Net of tax operating income (loss) (35% rate basis):
	1) Total	225.2	135.9	45.7	12.6	419.6
	2) Per diluted share	$0.76	$0.46	$0.15	$0.09	1.46
F -	1) Pretax realized investment gains					72.8
	2) Less: current and deferred income taxes (35% rate basis)					25.5
	3) Net realized gains after tax:
	a) Total					47.3
	b) Per diluted share					0.16
G & H - Net income
	1) Total (C1 + F3a)					$466.9
	2) Per diluted share (C2 + F3b)					$1.62

Year Ended December 31, 2015:

B -	Pretax operating income (loss) as reported	$336.4	$166.8	$29.4	$7.6	$540.4
	1) Less current and deferred
	income taxes (35% rate basis)	111.6	58.2	9.9	(2.1)	177.7
C -	Net of tax operating income (loss) (35% rate basis):
	1) Total	224.7	108.6	19.5	9.8	362.7
	2) Per diluted share	$0.76	$0.37	$0.07	$0.08	1.28
F -	1) Pretax realized investment gains					91.3
	2) Less: current and deferred income taxes (35% rate basis)					31.9
	3) Net realized gains after tax:
	a) Total					59.3
	b) Per diluted share					0.20
G & H - Net income
	1) Total (C1 + F3a)					$422.1
	2) Per diluted share (C2 + F3b)					$1.48

The preceding tables show both operating and net income to highlight the effects of realized investment gains or losses on period-to-period earnings comparisons. Management uses operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, believing that the measure enhances an understanding of Old Republic's core business results. Operating income, however, does not replace GAAP net income as a measure of total profitability.

The recognition of realized investment gains or losses can be highly discretionary due to such factors as the timing of individual securities sales, the recording of estimated losses from write-downs of impaired securities, tax-planning and tax rate considerations, and changes in investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors.

In recent years, asset management operations have to a large extent been oriented toward an enhancement of income from interest and dividends to counter a perniciously low yield environment. The strategy has led to a minimization of non-income producing or low-yielding securities. Proceeds from such securities' sales and maturities, as well as newly investable funds have largely been directed to purchases of higher yielding common shares of American companies with distinguished long-term records of earnings and dividend growth. More recently, the Company has allotted greater investable funds to tax-exempt issues which generally provide pretax yields lower than those of fully taxable corporate or U.S. Government fixed maturity securities but tend to generate better post-tax yields. The latter approach may be reconsidered, however, in light of the newly established U.S. Federal income tax rates that took effect on January 1, 2018.

The Company's reported net realized investment gains for 2017 are substantially higher than those recorded in the comparable periods of recent years. 2017 realized gains largely stemmed from managed sales of investment portfolio securities whose values had risen to higher than expected levels over the course of the year's strong securities market. 2017 net realized gains were $211.6 while net realized gains for the years 2016 and 2015 totaled $72.8 and $91.3, respectively. The net-of-tax proceeds from gross securities sales of $464.5 in 2017’s final quarter were reinvested in common stocks expected to return moderately higher dividend income than income from securities sold. As shown in a preceding table, 2017 net realized investment gains (losses) includes $104.9 of deferred income tax credits to adjust to the new 21% tax rate pertaining to unrealized gains (losses) as of December 31, 2017. Deferred income taxes on unrealized gains (losses) would normally be a part of the statement of comprehensive income rather than the income statement.

Beginning in 2018, in pursuance of recently established rules of the Financial Accounting Standards Board, the Company will include the market-driven changes of its equity investments’ valuations in periodic income statements. The inclusion of such unrealized gains or losses is likely to produce greater period-to-period fluctuations in reported net income particularly at times of significant instability or volatility in the securities markets. The change, however, will have no impact on the conduct of the Company’s business or evaluation of its core operating performance, nor on the determination of GAAP shareholders’ equity at any point in time.

General Insurance Results - The table below shows the major elements affecting this segment's performance for each of the periods reported upon.

		General Insurance Group
					% Change
					2017	2016
Years Ended December 31:		2017	2016	2015	vs. 2016	vs. 2015
Net premiums earned		$3,110.8	$2,936.3	$2,894.7	5.9%	1.4%
Net investment income		318.9	312.1	312.1	2.2	—
Other income		101.8	106.2	106.3	(4.1)	(0.1)
Operating revenues		3,531.6	3,354.7	3,313.3	5.3	1.3
Benefits and claim costs	(a)	2,234.4	2,143.1	2,143.5	4.3	—
Sales and general expenses		893.8	833.9	786.6	7.2	6.0
Interest and other costs		62.9	57.6	46.6	9.2	23.7
Total operating expenses		3,191.3	3,034.7	2,976.8	5.2	1.9
Pretax operating income (loss)	(b)	$340.3	$319.9	$336.4	6.4%	(4.9)%

Benefit and claim ratio		71.8%	73.0%	74.1%	(1.6)%	(1.5)%
Expense ratio		25.5	24.8	23.5	2.8	5.5
Composite underwriting ratio		97.3%	97.8%	97.6%	(0.5)%	0.2%
__________
(a) General insurance pretax results for the year ended December 31, 2017 include hurricane-related claim costs currently estimated at $8.0.
(b) In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $121.1, $33.8, and $58.6 of pretax operating losses for 2017, 2016 and 2015, respectively, were retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

Positive general insurance earned premiums trends throughout 2017 were unevenly distributed among various insurance coverages and sources of business. Gains were registered most prominently in commercial automobile (trucking), risk management and national accounts, home and auto warranty, and in a new underwriting facility established in early 2015. On the other hand, premium growth was constrained by low volume in a large account contractors book of business faced with a particularly competitive market place, and by reduced opportunities in gas and oil energy services and several smaller industry sectors. 2016 earned premiums were basically level with the preceding year’s production with trends unevenly distributed among various insurance coverages. Low to mid-single digit gains were experienced in commercial automobile (trucking) and national accounts, as well as other coverages such as home warranty. Premium volume from the new underwriting facility established in early 2015 also added measurably to earned premiums in 2016. In other regards, 2016 premium levels were hindered by lower volume in a large account contractors book of business operating in a particularly competitive environment, and by reduced production in the energy services field.

Net investment income edged up during 2017 on the strength of a greater invested asset base, while the yield environment continued to exhibit lower returns on both fixed maturity and high quality equity securities.

The ratio of claims and related settlement costs to earned premiums improved in 2017 compared with 2016. While current accident year claim ratios reflected moderate year-over-year declines, these were affected by moderately unfavorable developments of prior years’ reserves of 0.7 percentage points in 2017. 2017’s unfavorable developments were concentrated in the Company’s largest insurance coverages of workers’ compensation and general liability which were partially offset by favorable development trends in commercial automobile (trucking). For the respective 2016 and 2015 periods, the claim and related settlement costs ratios include unfavorable developments of 0.3 and 1.5 percentage points. The expense ratio for 2017 was slightly above the range of a long-term operating objective of 23% to 25% due to the above noted charges for estimated employee incentive awards. The slightly higher sales and general expense ratio in 2016 resulted mostly from greater costs incurred in the above-noted underwriting facility, additional litigation cost provisions in the year's second quarter, and by a slightly different premium mix and attendant production costs associated with the business’ responses to recurring changes in insurance market conditions and opportunities.

Annual claim provisions and the trends they display may not be particularly meaningful in Old Republic’s long-term liability insurance mix of business. Absent significant economic and insurance industry dislocations in the foreseeable future, it is currently anticipated that reported claim ratios could range within targeted averages in the high 60% to low 70% levels. The current mix of business should result in expense ratios within the aforementioned range.

Title Insurance Results - 2017 pretax operating income gained for the year as both revenues and claim costs extended the favorable trends of recent years.

	Title Insurance Group
				% Change
				2017	2016
Years Ended December 31:	2017	2016	2015	vs. 2016	vs. 2015
Net premiums and fees earned	$2,287.2	$2,206.6	$2,045.3	3.6%	7.9%
Net investment income	37.3	36.2	34.0	3.1	6.3
Other income	0.5	1.2	1.3	(56.4)	(7.8)
Operating revenues	2,325.0	2,244.1	2,080.7	3.6	7.9
Claim costs	20.8	84.3	99.2	(75.3)	(15.0)
Sales and general expenses	2,060.1	1,941.8	1,807.0	6.1	7.5
Interest and other costs	6.9	7.6	7.5	(8.6)	1.8
Total operating expenses	2,087.9	2,033.8	1,913.8	2.7	6.3
Pretax operating income (loss)	$237.1	$210.2	$166.8	12.8%	26.0%

Claim ratio	0.9%	3.8%	4.9%	(76.3)%	(22.4)%
Expense ratio	90.0	87.9	88.3	2.4	(0.5)
Composite underwriting ratio	90.9%	91.7%	93.2%	(0.9)%	(1.6)%

The continuation of a generally positive mortgage rate environment and reasonably strong housing and commercial property markets were major factors in the year-over-year gain in premiums and fees for 2017 and 2016. The increase in 2016 was achieved in spite of the adverse effects that government-imposed mortgage disclosure rules, implemented during the last quarter of 2015, had on the consummation of real estate transactions nationally. Premiums and fees levels in 2015 reflect stronger housing and commercial property transactions and the segment's expanded market share. On the expense side of the ledger, claim costs were lower in the face of declining claims activity since the Great Recession years. Favorable developments of reserves established in prior years further reduced the claim ratio by 3.3 percentage points in 2017, by 1.1 percentage points in 2016 and by 0.6 percentage points in 2015. Except for the effect of aforementioned additions for employee incentive awards in the final quarter of 2017, the expense ratio for the periods reported upon remained generally aligned with earned premiums and fees levels.

RFIG Run-off Business Results - Overall pretax operating results for 2017 were most significantly impacted by additional claim and related expense provisions ($130.0) applicable to final settlements and probable dispositions of all known litigated and other claim costs incurred during the Great Recession years and their aftermath.

		RFIG Run-off Business
					% Change
					2017	2016
Years Ended December 31:		2017	2016	2015	vs. 2016	vs. 2015
A. Mortgage Insurance (MI)
Net premiums earned		$109.8	$154.1	$195.9	(28.7)%	(21.3)%
Net investment income		20.4	22.0	24.2	(7.4)	(8.9)
Claim costs	(a)	63.3	52.5	110.5	20.4	(52.4)
Pretax operating income (loss)		$48.9	$105.0	$89.9	(53.5)%	16.8%

Claim ratio	(a)	57.6%	34.1%	56.4%	68.9%	(39.5)%
Expense ratio		16.5	12.0	10.1	37.5	18.8
Composite underwriting ratio		74.1%	46.1%	66.5%	60.7%	(30.7)%

B. Consumer Credit Insurance (CCI) (b)
Net premiums earned		$13.0	$15.8	$23.9	(17.8)%	(33.8)%
Net investment income		1.2	1.1	0.8	12.0	31.3
Benefits and claim costs	(a)	134.5	50.0	83.0	168.7	(39.8)
Pretax operating income (loss)		$(122.4)	$(35.2)	$(60.4)	(247.1)%	41.7%

Claim ratio	(a)	N/M	315.9%	346.9%	N/M	(8.9)%
Expense ratio		N/M	13.9	9.2	N/M	51.1
Composite underwriting ratio		N/M	329.8%	356.1%	N/M	(7.4)%

C. Total MI and CCI run-off business
Net premiums earned		$122.9	$170.0	$219.9	(27.7)%	(22.7)%
Net investment income		21.7	23.2	25.1	(6.4)	(7.5)
Benefits and claim costs	(a)	197.8	102.6	193.6	92.7	(47.0)
Pretax operating income (loss)		$(73.5)	$69.8	$29.4	(205.4)%	136.9%

Claim ratio	(a)	160.9%	60.4%	88.0%	166.4%	(31.4)%
Expense ratio		16.6	12.2	10.0	36.1	22.0
Composite underwriting ratio		177.5%	72.6%	98.0%	144.5%	(25.9)%
__________

(a)
RFIG run-off pretax results for the year ended December 31, 2017 include additional claim and related expense provisions of $130.0. These costs, registered in the third quarter of the year, apply to the final settlements and probable dispositions of all known litigated and other claim costs incurred by the Company's run-off Financial Indemnity business during the Great Recession years and their aftermath. Of the total charge, $23.0 related to mortgage guaranty claim costs and $107.0 was attributable to additional claim provisions in the consumer credit indemnity run-off business.

(b)
In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $121.1, $33.8, and $58.6 of pretax operating losses for 2017, 2016, and 2015, respectively, were retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

Consistent with a run-off operating mode, further declines of earned premiums were posted by the combined MI and CCI lines. MI investment income was also lower as reduced premium volume and on-going claim payments effected downward pressures on the invested asset base.

The declining premium base led to a higher claim ratio for 2017 though current accident year reported claim costs, absent the MI charges referred to below, were relatively level in comparison to 2016. Reductions in the provision for current year losses stemming from a continuing drop in newly reported delinquencies as well as improving cure rates resulted in favorable developments of previously established claim reserves. The developments led to reductions of the claim ratio by 38.3 percentage points in 2017. In the respective periods of 2016 and 2015, the claim ratio reductions amounted to 39.8 and 65.0 percentage points. As already noted however, MI claim costs for 2017 rose most significantly due to a third quarter additional claim provision of $23.0 which added 20.9 percentage points to the claim ratio for the year. Furthermore, the 2016 claim ratio was less affected by litigation expense provisions that impacted adversely the 2015 ratio. MI operating costs and the related expense ratios were also impacted by costs stemming from the partial termination of a leased facility in early 2017.

2017 year-over-year operating performance comparisons for the CCI portion of the Run-off business were most significantly affected by the aforementioned claim provision of $107.0. Excluding this charge, CCI’s pretax operating results would have reflected a minor improvement for the year as a whole.

Corporate and Other Operations - The combination of a small life and accident insurance business and the net costs associated with operations of the parent holding company and its internal corporate services subsidiaries usually produce highly variable results. Earnings variations posted by these elements of Old Republic's business stem from volatility inherent to the small scale of the life and accident insurance line, changes in net investment income, and net interest expenses related to external and intra-system financing arrangements. Year-over-year comparisons were particularly affected by a $9.5 charge resulting from a periodic review and resulting update of previously established estimates of future interest rates, mortality, and persistency applicable to largely inactive life insurance products in the fourth quarter 2017. The dynamic period-to-period interplay of these various operating elements is summarized in the following table:

	Corporate and Other Operations
				% Change
				2017	2016
Years Ended December 31:	2017	2016	2015	vs. 2016	vs. 2015
Net premiums earned	$18.8	$20.1	$19.4	(6.8)%	3.7%
Net investment income	31.4	15.4	17.2	103.4	(10.6)
Other income	(0.1)	(0.1)	(0.9)	31.8	82.4
Operating revenues	50.1	35.4	35.8	41.3	(0.9)
Benefits and claim costs	25.8	17.7	22.8	45.6	(22.4)
Insurance expenses	8.2	7.8	6.3	4.5	24.0
Corporate, interest and other expenses-net	6.1	(3.2)	(1.1)	N/M	(188.0)
Total operating expenses	40.2	22.4	28.1	79.3	(20.2)
Pretax operating income (loss)	$9.9	$13.0	$7.6	(24.1)%	69.6%

Consolidated Results - The above summarized operating results of Old Republic’s segmented business are reflected in the following consolidation of accounts.

		ORI Consolidated
					% Change
					2017	2016
Years Ended December 31:		2017	2016	2015	vs. 2016	vs. 2015
Net premiums and fees earned		$5,539.7	$5,333.2	$5,179.4	3.9%	3.0%
Net investment income		409.4	387.0	388.6	5.8	(0.4)
Other income		102.2	107.3	106.7	(4.7)	0.5
Operating revenues		6,051.5	5,827.6	5,674.8	3.8	2.7
Benefits and claim costs		2,478.8	2,347.9	2,459.3	5.6	(4.5)
Sales and general expenses		2,995.7	2,816.3	2,633.0	6.4	7.0
Interest and other costs		63.0	50.2	41.9	25.5	19.8
Total operating expenses		5,537.7	5,214.5	5,134.3	6.2	1.6
Pretax operating income (loss)		513.8	613.1	540.4	(16.2)	13.4
Income taxes (credits)		195.7	193.5	177.7	1.1	8.9
Net operating income (loss)		318.0	419.6	362.7	(24.2)	15.7
Realized investment gains (losses)		211.6	72.8	91.3	190.4	(20.2)
Income taxes (credits) on realized
investment gains (losses)	(a)	(30.8)	25.5	31.9	(220.8)	(20.2)
Net realized investment gains (losses)		242.4	47.3	59.3	N/M	(20.2)
Net income (loss)		$560.5	$466.9	$422.1	20.0%	10.6%

Benefit and claim ratio		44.7%	44.0%	47.5%	1.6%	(7.4)%
Expense ratio		52.0	50.6	48.5	2.8	4.3
Composite underwriting ratio		96.7%	94.6%	96.0%	2.2%	(1.5)%

Consolidated operating cash flow		$452.8	$637.3	$688.2	(29.0)%	(7.4)%
__________
(a) Includes $104.9, for 2017, of deferred income tax credits to adjust to the new 21% tax rate of 2018 pertaining to unrealized gains (losses) as of December 31, 2017. Deferred income taxes on unrealized gains (losses) would normally be a part of the statement of comprehensive income rather than the income statement.

Consolidated operating cash flow was additive to investable funds and operating needs in the amount of $452.8, $637.3,

and $688.2 for the years ended December 31, 2017, 2016, and 2015, respectively. Excluding inherently negative operating cash flows in the MI and CCI run-off business, these amounts would be $765.3, $739.8, and $812.8, respectively.

The sum-total of Old Republic's segmented results is represented by the following major components of pretax consolidated income:

				% Change
				2017	2016
Years Ended December 31:	2017	2016	2015	vs. 2016	vs. 2015
Pretax operating income:
Underwriting and related services:
All segments except RFIG	$262.6	$229.7	$189.4	14.4%	21.3%
RFIG run-off	(95.2)	46.6	4.3	N/M	N/M
Subtotal	167.3	276.3	193.7	(39.4)	42.6
Net investment income	409.4	387.0	388.6	5.8	(0.4)
Interest and other costs	(63.0)	(50.2)	(41.9)	25.5	(19.8)
Total	513.8	613.1	540.4	(16.2)	13.4
Realized investment gains (losses)	211.6	72.8	91.3	190.4	(20.2)
Consolidated pretax income (loss)	$725.4	$686.0	$631.8	5.7%	8.6%

Cash, Invested Assets, and Shareholders' Equity - The table below shows Old Republic's consolidated cash and invested assets as well as the shareholders' equity balance at the dates shown.

	Cash, Invested Assets, and Shareholders' Equity (a)
				% Change
				2017	2016
As of December 31:	2017	2016	2015	vs. 2016	vs. 2015
Cash and invested assets:
Available for sale carried at fair value	$12,468.9	$12,021.0	$11,119.6	3.7%	8.1%
Held to maturity carried at amortized cost	1,067.4	974.8	355.8	9.5	173.9
Total per balance sheet	$13,536.4	$12,995.8	$11,475.5	4.2%	13.2%
Original cost basis of all	$12,783.4	$12,360.3	$11,284.5	3.4%	9.5%

Shareholders' equity: Total	$4,733.3	$4,460.6	$3,869.8	6.1%	15.3%
Per common share	$17.72	$17.16	$14.98	3.3%	14.6%

Composition of shareholders' equity per share:
Equity before items below	$16.26	$15.92	$14.87	2.1%	7.1%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	1.46	1.24	0.11
Total	$17.72	$17.16	$14.98	3.3%	14.6%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$16.14	$15.89	$14.02	1.6%	13.3%
RFIG run-off segment	1.58	1.27	0.96
Consolidated total	$17.72	$17.16	$14.98	3.3%	14.6%
__________

(a)
The consolidated financial statements reflect an immaterial adjustment of $11.0 post-tax (or 0.28%) to previously reported shareholders’ equity as of January 1, 2015. The adjustment relates to immaterial expense accruals pertaining to the earlier period. As a result, previously reported book values per share decreased by $0.04 per share for the years ended 2015 and 2016.

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

As of December 31, 2017, the consolidated investment portfolio reflected an allocation of approximately 75% to fixed-maturity and short-term investments, and 25% to equities. Investments in high quality, dividend-paying equity securities have been singularly emphasized since 2013, and the asset quality of the fixed maturity portfolio has remained at high levels.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income, dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
Years Ended December 31:	2017	2016	2015
Beginning balance (b)	$17.16	$14.98	$15.11
Changes in shareholders' equity:
Post-tax net operating income (loss)	1.21	1.62	1.40
Post-tax net realized investment gains (losses):
From sales	0.53	0.19	0.23
From impairments	—	(0.01)	—
From revaluation of deferred taxes	0.40	—	—
Subtotal	0.93	0.18	0.23
Post-tax net unrealized investment gains (losses)	0.28	1.12	(0.96)
Total post-tax realized and unrealized
investment gain (losses)	1.21	1.30	(0.73)
Cash dividends (a)	(1.7600)	(0.7500)	(0.7400)
Stock issuance, foreign exchange, and other transactions	(0.10)	0.01	(0.06)
Net change	0.56	2.18	(0.13)
Ending balance (b)	$17.72	$17.16	$14.98
Percentage change for the period	3.3%	14.6%	(0.9)%
__________
(a) Includes a special cash dividend of $1.00 per share declared in late December 2017.
(b) The consolidated financial statements reflect an immaterial adjustment of $11.0 post-tax (or 0.28%) to previously reported shareholders’ equity as of January 1, 2015. The adjustment relates to immaterial expense accruals pertaining to the earlier period. As a result, previously reported book values per share decreased by $0.04 per share for the years ended 2015 and 2016.

Capitalization - The following table indicates that Old Republic's capitalization has risen since 2015 following issuance of a new debt security in 2016, and continued growth of the shareholders' equity account. During 2017, $79.0 of the 3.75% Convertible Senior Notes due 2018 had been converted into 5,146,127 common shares through year-end 2017.

	Capitalization
As of December 31:	2017	2016	2015
Debt:
3.75% Convertible Senior Notes due 2018	$470.6	$547.8	$546.0
4.875% Senior Notes due 2024	396.2	395.6	395.1
3.875% Senior Notes due 2026	545.1	544.6	—
ESSOP debt with an average yield of 4.6%, 4.0%,
and 3.7%, respectively	4.2	8.1	11.7
Other miscellaneous debt with an average yield of 2.5%
and 1.9%	32.4	32.4	—
Total debt	1,448.7	1,528.7	952.8
Common shareholders' equity (a)	4,733.3	4,460.6	3,869.8
Total capitalization	$6,182.0	$5,989.4	$4,822.7

Capitalization ratios:
Debt	23.4%	25.5%	19.8%
Common shareholders' equity	76.6	74.5	80.2
Total	100.0%	100.0%	100.0%
__________
a) The consolidated financial statements reflect an immaterial adjustment of $11.0 post-tax (or 0.28%) to previously reported shareholders’ equity as of January 1, 2015. The adjustment relates to immaterial expense accruals pertaining to the earlier period.

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

The Company recognized no OTTI adjustments for the years ended December 31, 2017 and 2015 and $4.9 of adjustments for the year ended December 31, 2016.

(b) The valuation of deferred income tax assets

The Company uses the asset and liability method of calculating deferred income taxes. This method results in the establishment of deferred tax assets and liabilities, calculated at currently enacted tax rates that are applicable to the cumulative temporary differences between financial statement and tax bases of assets and liabilities. Deferred income tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2017, 2016 and 2015, the net deferred tax asset (liability) was $(100.5), $(42.6), and $154.5, respectively. The Company held a valuation allowance against deferred tax assets of $(9.6) as of December 31, 2014 and released it in 2015. In valuing the deferred tax assets, Old Republic considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, the impact of available carry back and carry forward periods, estimates of future taxable income, and its ability to exercise prudent and feasible tax planning strategies. See Note 1(j) of the Notes to Consolidated Financial Statements for further discussion of the Company's consolidated income tax balances.

(c) Establishment of deferred acquisition costs ("DAC")

The eligibility for deferral and the recoverability of DAC is based on the successful acquisition of new or renewal contracts and estimated profitability of the insurance contracts to which they relate. For each of the three most recent year ends, consolidated DAC balances amounted to 1.5% of consolidated assets. The annual change in DAC balances for the three-year period affected underwriting, acquisition and other expenses within a range of (.9)% and (.7)%, and averaged (.8)% of such expenses.

(d) The recoverability of reinsured paid and/or outstanding losses

Assets consisting of gross paid losses recoverable from assuming reinsurers, and balance sheet date reserves similarly recoverable in future periods as gross losses are settled and paid, are established at the same time as the gross losses are paid or recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts that are discussed below. As of the three most recent year ends, paid and outstanding reinsurance recoverable balances ranged between 30.6% and 32.3% and averaged 31.2% of the related gross reserves. See Part I, Item 1(d) for further discussion regarding recoverability of the Company's reinsurance balances.

(e) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this management analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected claim ratios for at least the two to three most recent accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail coverages generally include workers' compensation, auto liability, general liability, errors and omissions and directors and officers' liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 88.9% and 93.7%, and averaged 91.2% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 86.3% and 93.1% and averaged 89.5% as of the same dates.

•
Loss trend factors that are used to establish the above noted expected claim ratios. These factors take into account such variables as judgments and estimates relative to premium rate trends and adequacy, current and expected interest rates, current and expected social and economic inflation trends, and insurance industry statistical claim trends.

•
Loss development factors, expected claim rates and average claim costs, all of which are based on Company and/or industry statistics may also be used to project reported and unreported losses for each accounting period.

Consolidated claim costs developed favorably in the three most recent calendar years. This development had the consequent effect of reducing consolidated annual loss costs for the three most recent years within a range of 3.6% and 5.9%, or by an average of approximately 4.5% per annum. As a percentage of each of these years' consolidated earned premiums and fees, the favorable developments have ranged between 1.6% and 2.8%, and have averaged 2.1%. The variances in prior years' positive or negative claim developments are further discussed within the Incurred Loss Experience section of this document.

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

FINANCIAL POSITION

The Company's financial position at December 31, 2017 reflected increases in assets, liabilities, and common shareholders' equity of 4.4%, 3.8%, and 6.1%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 69.8% and 69.9% of consolidated assets as of December 31, 2017 and 2016, respectively. As of year-end 2017, the cash and invested asset base rose by 4.2% to $13,536.4.

Investments - During 2017 and 2016, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization common shares. At both December 31, 2017 and 2016, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At December 31, 2017, the Company had no fixed maturity investments in default as to principal and/or interest.

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

Possible future declines in fair values for Old Republic's available for sale bond and equity portfolios would negatively affect the common shareholders' equity account at any point in time and would result in the posting of unrealized losses, but would not necessarily lead to the recognition of realized investment losses. The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period is considered other-than-temporarily-impaired. In the event the Company's estimate of other-than-temporary impairments is insufficient at any point in time, future periods' net income (loss) would be affected adversely by the recognition of additional realized or impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity.

The following tables show certain information relating to the Company's available for sale and held to maturity fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

December 31:	2017	2016
Aaa	21.6%	20.1%
Aa	12.9	12.1
A	31.8	30.9
Baa	27.5	28.9
Total investment grade	93.8	92.0
All other (b)	6.2	8.0
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

December 31, 2017	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$73.8		$1.8
Basic Industry	20.7		.4
Technology	10.7		.1
Other (includes 3 industry groups)	12.6		—
Total	$117.9	(c)	$2.4
__________

(c)	Represents 1.3% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

December 31, 2017	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Municipal	$465.0		$8.3
U.S. Government & Agencies	1,042.7		7.5
Utilities	385.0		3.6
Industrial	170.0		1.7
Other (includes 15 industry groups)	1,229.1		12.0
Total	$3,291.9	(d)	$33.2
__________

(d)	Represents 35.7% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

December 31, 2017	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Health Care	$66.7		$12.1
Utilities	71.7		7.4
Energy	127.0		2.8
Consumer Non Durable	33.0		.4
Other (includes 3 industry groups)	78.7		.3
Total	$377.2	(e)	$23.2	(f)
__________

(e)	Represents 14.3% of the total equity securities portfolio.

(f)	Represents .9% of the cost of the total equity securities portfolio, while gross unrealized gains represent 25.1% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
December 31, 2017	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$295.3	$5.0	$.3	$—
Due after one year through five years	1,382.2	46.3	13.4	.6
Due after five years through ten years	1,714.6	58.0	21.8	1.7
Due after ten years	17.6	8.5	.1	—
Total	$3,409.8	$117.9	$35.7	$2.4

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
December 31, 2017	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$11.9	$—	$—	$11.9
Seven to twelve months	16.5	—	—	16.5
More than twelve months	7.2	—	—	7.2
Total	$35.7	$—	$—	$35.7
Equity Securities:
One to six months	$8.5	$—	$—	$8.5
Seven to twelve months	14.6	—	—	14.6
More than twelve months	—	—	—	—
Total	$23.2	$—	$—	$23.2

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	368	—	—	368
Seven to twelve months	270	—	—	270
More than twelve months	104	—	—	104
Total	742	—	—	742	(g)
Equity Securities:
One to six months	6	—	—	6
Seven to twelve months	3	—	—	3
More than twelve months	—	—	—	—
Total	9	—	—	9	(g)
__________

(g)
At December 31, 2017 the number of issues in an unrealized loss position represent 37.6% as to fixed maturities, and 9.5% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's original cost. The percentage reduction from such cost reflects the decline as of a specific point in time (December 31, 2017 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

December 31:	2017	2016
Maturity Ranges:
Due in one year or less	9.2%	9.2%
Due after one year through five years	45.5	45.0
Due after five years through ten years	44.1	43.9
Due after ten years through fifteen years	1.0	1.6
Due after fifteen years	.2	.3
Total	100.0%	100.0%

Average Maturity in Years	4.7	4.8
Duration (h)	4.2	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.2 as of December 31, 2017 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.2%.

Composition of Unrealized Gains (Losses)

December 31:	2017	2016
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$8,162.2	$8,019.6
Estimated fair value	8,282.3	8,170.9
Gross unrealized gains	147.4	187.6
Gross unrealized losses	(27.3)	(36.3)
Net unrealized gains (losses)	$120.0	$151.3

Equity Securities:
Original cost	$2,629.9	$2,404.9
Estimated fair value	3,265.5	2,896.1
Gross unrealized gains	658.8	516.2
Gross unrealized losses	(23.2)	(25.0)
Net unrealized gains (losses)	$635.6	$491.2

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $554.6 in dividends from its subsidiaries in 2018 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries.

Capitalization - Old Republic's total capitalization of $6,182.0 at December 31, 2017 consisted of debt of $1,448.7 and common shareholders' equity of $4,733.3. Changes in the common shareholders' equity account reflect primarily net income for the year then ended, changes in the fair value of invested assets, and dividend payments.

Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 36 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries. In late December 2017, the Board declared a special cash dividend of $1.00 per share payable on January 31, 2018.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. As noted in prior periods' reports, the Company's flagship mortgage guaranty insurance carrier had been operating pursuant to a waiver of minimum state regulatory capital requirements since late 2009. This waiver expired on August 31, 2011. The Company's mortgage insurance subsidiaries therefore discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business, and the risk-to-capital ratio considerations are therefore no longer of consequence.

Contractual Obligations - The following table shows certain information relating to the Company's contractual obligations as of December 31, 2017:

	2018	2019 and 2020	2021 and 2022	2023 and After	Total
Contractual Obligations:
Debt	$475.1	$13.0	$19.5	$950.0	$1,457.6
Interest on Debt	50.5	82.9	81.7	124.2	339.5
Operating Leases	58.1	89.5	53.2	109.4	310.3
Pension Benefits Contributions (a)	10.3	11.0	13.2	13.3	47.8
Claim & Claim Expense Reserves (b)	2,380.1	2,384.3	1,117.9	3,355.2	9,237.6
Total	$2,974.3	$2,580.8	$1,285.5	$4,552.2	$11,392.9
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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2015	$2,894.7	$2,045.3	$219.9	$19.4	$5,179.4	7.7%
2016	2,936.3	2,206.6	170.0	20.1	5,333.2	3.0
2017	$3,110.8	$2,287.2	$122.9	$18.8	$5,539.7	3.9%

Positive general insurance earned premiums trends throughout 2017 were unevenly distributed among various insurance coverages and sources of business. Gains were registered most prominently in commercial automobile (trucking), risk management and national accounts, home and auto warranty, and in a new underwriting facility established in early 2015. On the other hand, premium growth was constrained by low volume in a large account contractors book of business faced with a particularly competitive market place, and by reduced opportunities in gas and oil energy services and several smaller industry sectors. 2016 earned premiums were basically level with the preceding year's production with trends unevenly distributed among various insurance coverages. Low to mid-single digit gains were experienced in commercial automobile (trucking) and national accounts, as well as other coverages such as home warranty. Premium volume from a new underwriting facility established in early 2015 also added measurably to earned premiums in 2016. In other regards, 2016 premium levels were hindered by lower volume in a large account contractors book of business operating in a particularly competitive environment, and by reduced production in the energy services field.

Title Group premium and fee revenues grew by 3.6%, 7.9% and 16.3% in 2017, 2016, and 2015 respectively. The continuation of a generally positive mortgage rate environment and reasonably strong housing and commercial property markets were major factors in the year-over-year gain in premiums and fees for 2017 and 2016. The increase in 2016 was achieved in spite of the adverse effects that government-imposed mortgage disclosure rules, implemented during the last quarter of 2015, had on the consummation of real estate transactions nationally. Premiums and fees levels in 2015 reflect stronger housing and commercial property transactions and the segment's expanded market share.

Consistent with a run-off operating mode, the MI and CCI lines posted further declines in earned premiums for all periods presented.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2015	39.0%	32.1%	4.1%	7.4%	5.9%	11.5%
2016	36.5	33.7	4.3	7.4	5.6	12.5
2017	33.6%	34.6%	4.9%	7.6%	6.3%	13.0%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2015	27.2%	72.8%
2016	27.9	72.1
2017	26.9%	73.1%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2015	$201.1	$195.9	79.9%	56.1%
2016	157.1	154.1	77.7	72.8
2017	$110.4	$109.8	77.9%	78.2%

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 7.0% of total net risk in force as of year-end 2017, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2015	$6,414.9	$428.2	$24.1	$6,867.3
2016	4,987.9	359.5	20.5	5,367.9
2017	$3,888.0	$292.4	$12.1	$4,192.6

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2015	6.8%	29.3%	63.0%	.9%
2016	7.2	30.5	61.5	.8
2017	7.5%	31.5%	60.2%	.8%

Bulk(a):
As of December 31:
2015	28.4%	32.2%	39.2%	.2%
2016	29.9	32.0	38.0	.1
2017	31.8%	31.7%	36.3%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2015	3.8%	33.5%	30.9%	31.8%
2016	3.8	32.1	30.6	33.5
2017	4.0%	30.9%	30.5%	34.6%

Bulk(a):
As of December 31:
2015	48.3%	28.0%	11.9%	11.8%
2016	46.5	29.0	12.3	12.2
2017	45.3%	29.9%	12.6%	12.2%
__________

(a)	Bulk pool risk in-force, which represented 11.6% of total bulk risk in-force at December 31, 2017, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2015	7.1%	7.5%	5.9%	5.5%	4.9%	4.7%	4.3%	4.2%	3.4%	3.4%
2016	6.4	7.8	6.0	5.8	4.8	4.6	4.4	4.4	3.6	3.8
2017	5.9%	8.1%	6.0%	6.1%	4.8%	4.4%	4.3%	4.6%	3.7%	4.2%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2015	5.1%	8.9%	4.7%	4.0%	12.8%	2.8%	3.6%	4.4%	4.2%	7.4%
2016	5.3	8.6	4.9	4.2	12.4	2.9	3.7	4.1	4.2	7.4
2017	5.4%	8.3%	5.1%	4.4%	12.4%	3.0%	3.8%	3.4%	4.4%	7.8%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2015	92.6%	7.4%
2016	92.4	7.6
2017	92.3%	7.7%

Bulk (a):
As of December 31:
2015	66.6%	33.4%
2016	68.0	32.0
2017	69.4%	30.6%

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2015	97.3%	2.7%
2016	97.2	2.8
2017	97.2%	2.8%

Bulk (a):
As of December 31:
2015	71.8%	28.2%
2016	71.3	28.7
2017	70.1%	29.9%
__________

(a)	Bulk pool risk in-force, which represented 11.6% of total bulk risk in-force at December 31, 2017, has been allocated pro-rata based on insurance in-force.

The Company's consumer credit indemnity ("CCI") earned premiums and related risk in force included in the table below have reflected a generally declining trend. The decline is largely due to a discontinuation of active sales efforts since 2008 and final settlements in 2017 of all known litigated and other claim disputes. The following table shows CCI net premiums earned during the indicated periods and the maximum calculated risk in force at the end of the respective periods. Net earned premiums include additional premium adjustments arising from the variable claim experience of individual policies subject to retrospective rating plans. Risk in force reflects estimates of the maximum risk exposures at the inception of individual policies adjusted for cumulative claim costs and the lower outstanding loan balances attributed to such policies through the end of the periods shown below.

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2015	$23.9	$776.9
2016	15.8	699.7
2017	$13.0	$140.9

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RGIG Run-off	Corporate and Other	Total
As of December 31:
2016	$9,255.8	$1,100.2	$685.3	$1,073.6	$12,115.1	$642.5	$12,757.7
2017	$9,702.7	$1,106.2	$545.9	$1,206.9	$12,561.9	$756.1	$13,318.0
__________

(a) The December 31, 2017 and 2016 amounts include $1,069.2 and $947.4, respectively, (fair value) fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost of $1,067.4 and $974.8, respectively.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2015	$312.1	$34.0	$25.1	$17.2	$388.6	3.61%	3.49%
2016	312.1	36.2	23.2	15.4	387.0	3.34	3.23
2017	$318.9	$37.3	$21.7	$31.4	$409.4	3.32%	3.14%

Consolidated net investment income increased by 5.8% and 12.5% in 2017 and 2015, respectively, and declined by .4% in 2016. This revenue source is affected by changes in the invested asset base which are mainly driven by consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. The yields for the periods presented reflect an increasingly greater commitment to high quality dividend paying common stocks. In addition, 2015 yields benefitted from the receipt of two special common stock dividends.

Revenues: Net Realized Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; in 2017, 2016, and 2015, 68.1%, 76.0% and 74.6%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, allocation to industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. Gains realized in 2017 were substantially higher than those realized in recent years and stem from managed sales of investment portfolio securities whose values had risen to higher than expected levels over the course of 2017's strong securities market.

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Fixed maturity securities	Equity securities and miscel- laneous investments	Total	Net realized gains (losses)
Years Ended
December 31:
2015	$16.3	$75.0	$91.3	$—	$—	$—	$91.3
2016	7.8	69.9	77.8	(4.9)	—	(4.9)	72.8
2017	$16.6	$194.9	$211.6	$—	$—	$—	$211.6

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2017 and 2016:

	Claim and Loss Adjustment Expense Reserves
December 31:	2017		2016
	Gross	Net	Gross	Net
Workers' compensation	$4,752.1	$2,993.9	$4,587.0	$2,883.3
General liability	1,072.6	565.4	1,064.0	550.3
Commercial automobile (mostly trucking)	1,524.8	1,151.8	1,380.8	1,090.8
Other coverages	810.8	561.4	769.5	539.3
Unallocated loss adjustment expense reserves	225.1	198.8	206.9	186.0
Total general insurance reserves	8,385.6	5,471.5	8,008.3	5,249.9
Title	559.7	559.7	602.0	602.0
RFIG Run-off	271.7	271.7	574.0	574.0
Life and accident	20.4	13.5	21.5	13.8
Total claim and loss adjustment expense reserves	$9,237.6	$6,316.4	$9,206.0	$6,439.8
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$117.4	$96.4	$121.2	$97.1
% of total general insurance reserves	1.4%	1.8%	1.5%	1.9%

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

Overview of Loss Reserving Process

Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2017, such reserves accounted for 90.8% and 86.6% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2016 represented 87.0% and 81.5% of the respective consolidated amounts.

The Company's reserve setting process reflects the nature of its insurance business and the operationally decentralized basis upon which it is conducted. Old Republic's general insurance operations encompasses a large variety of coverages or classes of commercial insurance; it has negligible exposure to personal insurance coverages such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company's insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds' inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers' liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judged or jury verdicts. Approximately 92% of the general insurance group's claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

The Company prepares periodic analyses of its loss reserve estimates for its significant insurance coverages. It establishes point estimates for most losses on an insurance coverage line-by-line basis for individual subsidiaries, sub-

classes, individual accounts, blocks of business or other unique concentrations of insurance risks such as directors and officers' liability, that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized as such in setting these reserves. Instead the reported reserves encompass the Company's best point estimates at each reporting date and the overall reserve level at any point in time therefore represents the compilation of a very large number of reported reserve estimates and the results of a variety of formula calculations largely driven by analysis of historical data. Favorable or unfavorable developments of prior year reserves are implicitly covered by the point estimates incorporated in total reserves at each balance sheet date. The Company does not project future variability or make an explicit provision for uncertainty when determining its best estimate of loss reserves. Over the most recent decade actual incurred losses have developed within a reasonable range of their original estimates.

Aggregate loss reserves consist of liability estimates for claims that have been reported ("case") to the Company's insurance subsidiaries and reserves for claims that have been incurred but not yet reported ("IBNR") or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year-end net reserves totaled $240.7, $231.9 and $228.6 as of December 31, 2017, 2016, and 2015, respectively. Interest accretion of $20.4, $24.2, and $36.7 for the years ended December 31, 2017, 2016, and 2015, respectively, was recognized within benefits, claims and settlement expenses in the consolidated statements of income.

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

	2017	2016	2015
Estimated reduction in beginning reserve	$29.6	$47.5	$79.3
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	6.2	8.3	18.8
Prior year	(3.7)	(24.8)	(17.6)
Sub-total	2.5	(16.5)	1.2
Estimated rescission reduction in paid claims	(13.1)	(1.4)	(33.0)
Estimated reduction in ending reserve	$19.0	$29.6	$47.5

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

Years Ended December 31:	2017	2016	2015
Gross reserves at beginning of year	$9,206.0	$9,120.1	$9,122.0
Less: reinsurance losses recoverable	2,766.1	2,732.5	3,006.6
Net reserves at beginning of year:
General Insurance	5,249.9	5,053.1	4,722.0
Title Insurance	602.0	580.8	505.4
RFIG Run-off	574.0	736.7	870.2
Other	13.8	16.9	17.5
Sub-total	6,439.8	6,387.6	6,115.3
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,192.1	2,115.1	2,081.6
Title Insurance	95.2	107.7	112.1
RFIG Run-off (a)	297.1	171.3	323.7
Other	20.4	21.7	25.2
Sub-total	2,604.9	2,416.0	2,542.8
Change in provision for insured events of prior years:
General Insurance	22.7	9.9	43.9
Title Insurance	(74.3)	(23.4)	(12.8)
RFIG Run-off (a)	(99.2)	(68.7)	(130.1)
Other	(2.9)	(3.8)	(.6)
Sub-total	(153.8)	(86.1)	(99.7)
Total incurred claims and claim adjustment expenses (a)	2,451.0	2,329.9	2,443.0
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	765.8	723.5	671.5
Title Insurance	5.0	4.4	(39.9)
RFIG Run-off (a)(b)	329.4	14.5	29.1
Other	13.9	14.8	16.9
Sub-total	1,114.3	757.4	677.6
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,227.3	1,204.5	1,123.0
Title Insurance	58.2	58.6	63.8
RFIG Run-off (b)	170.6	250.8	297.9
Other	3.9	6.1	8.3
Sub-total	1,460.1	1,520.2	1,493.1
Total payments (b)	2,574.4	2,277.6	2,170.7
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance	5,471.5	5,249.9	5,053.1
Title Insurance	559.7	602.0	580.8
RFIG Run-off	271.7	574.0	736.7
Other	13.5	13.8	16.9
Sub-total	6,316.4	6,439.8	6,387.6
Reinsurance losses recoverable	2,921.1	2,766.1	2,732.5
Gross reserves at end of year	$9,237.6	$9,206.0	$9,120.1
__________

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2017	2016	2015
Change in provision for incurred events of prior years:
General Insurance	$(34.5)	$2.5	$41.2
RFIG Run-off (a)	(42.0)	(61.3)	(127.4)

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	2,297.5	1,939.9	1,830.1
RFIG Run-off (a)(b)	$195.8	$253.6	$291.4

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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claim denials of $6.2, $8.3 and $18.8, respectively, for 2017, 2016 and 2015. The provision for insured events of prior years in 2017, 2016 and 2015 was increased by estimated coverage rescissions and claims denials of $3.7, $24.8 and $17.6, respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

The RFIG Run-off provision for insured events of the current year is inclusive of the claim expense provisions applicable to final settlements and probable dispositions of all known litigated and other claim costs as described further elsewhere in this report.

(b)	Rescissions reduced the Company's paid losses by an estimated $13.1, $1.4, and $33.0 for 2017, 2016, and 2015, respectively.

(c)	Year-end net IBNR reserves for each segment were as follows:

	2017	2016	2015
General Insurance	$2,585.9	$2,431.2	$2,324.3
Title Insurance	479.3	517.5	503.8
RFIG Run-off	30.5	206.3	180.7
Other	4.7	5.4	6.4
Total	$3,100.6	$3,160.5	$3,015.3

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2017	2016	2015
General	71.8%	73.0%	74.1%
Title	.9	3.8	4.9
RFIG Run-off	160.9	60.4	88.0
Consolidated benefits and claim ratio	44.7%	44.0%	47.5%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	47.5%	45.6%	49.4%
Change in provision for insured events of prior years:
net (favorable) unfavorable development	(2.8)	(1.6)	(1.9)
Consolidated benefits and claim ratio	44.7%	44.0%	47.5%

The consolidated benefits and claim ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments in 2017, 2016 and 2015 which on average decreased the consolidated claim ratio by 2.1%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Workers' Compen-sation	Commercial Automobile (mostly trucking)	General Liability	Financial Indemnity	Inland Marine and Property	Other
Years Ended
December 31:
2015	74.1%	80.7%	77.8%	76.8%	39.1%	57.0%	60.4%
2016	73.0	76.1	79.4	77.5	45.5	60.9	62.2
2017	71.8%	75.5%	76.8%	73.1%	62.1%	59.3%	59.0%

The general insurance ratio of claims and related settlement costs to earned premiums improved in 2017 compared with 2016. While current accident year claim ratios reflected moderate year-over-year declines, these were affected by moderately unfavorable developments of prior years’ reserves of 0.7 percentage points in 2017. 2017’s unfavorable developments were concentrated in the Company’s largest insurance coverages of workers’ compensation and general liability which were partially offset by favorable development trends in commercial automobile (trucking). For the respective 2016 and 2015 periods, the claim and related settlement costs ratios include unfavorable developments of 0.3 and 1.5 percentage points.

Unfavorable asbestosis and environmental ("A&E") claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year paid loss survival ratios stood at 4.6 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2017 and 4.3 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2016. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .5% of general insurance group net incurred losses for the five years ended December 31, 2017.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2017 and 2016 is as follows:

December 31:	2017		2016
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$89.6	$76.7	$97.4	$79.3
Loss and loss expenses incurred	18.3	13.5	16.9	9.4
Claims and claim adjustment expenses paid	21.2	14.4	24.8	11.9
Reserves at end of year	86.7	75.8	89.6	76.7

Environmental:
Reserves at beginning of year	31.6	20.4	33.4	21.2
Loss and loss expenses incurred	3.2	2.7	.8	.9
Claims and claim adjustment expenses paid	4.1	2.4	2.6	1.8
Reserves at end of year	30.6	20.6	31.6	20.4
Total asbestos and environmental reserves	$117.4	$96.4	$121.2	$97.1

Title insurance claim ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. 2017 claim costs were lower in the face of declining claims activity since the Great Recession years. Favorable developments of reserves established in prior years further reduced the claim ratio by 3.3 percentage points in 2017, by 1.1 percentage points in 2016 and by 0.6 percentage points in 2015.

The RFIG Run-off mortgage guaranty declining premium base led to a higher claim ratio for 2017 though current accident year reported claim costs, absent the MI charges referred to below, were relatively level in comparison to 2016. Reductions in the provision for current year losses stemming from a continuing drop in newly reported delinquencies as well as improving cure rates resulted in favorable developments of previously established claim reserves. The development led to reductions of the claim ratio by 38.3 percentage points in 2017. In the respective periods of 2016 and 2015, the claim ratio reductions amounted to 39.8 and 65.0 percentage points. MI claim costs for 2017 rose most significantly due to an additional claim provision of $23.0 which added 20.9 percentage points to the claim ratio for the year. Furthermore, the 2016 claim ratio was less affected by litigation expense provisions that impacted adversely the 2015 claim ratio.

The 2017 year-over-year claim ratio comparison for the CCI portion of the Run-off business was most significantly affected by the additional $107.0 claim and related expense provisions related to the final settlement and probable dispositions of all known litigated and other claim costs.

Certain mortgage guaranty average claim-related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2015	$45,745	$46,669	10.45%	26.74%	$33.0
2016	45,478	48,158	10.53	25.78	1.4
2017	$47,267	$51,446	10.52%	23.31%	$13.1
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2015	7.7%	13.5%	8.4%	10.8%	6.1%	8.6%	12.2%	13.3%	25.0%	8.5%
2016	9.1	11.8	8.7	10.7	6.1	8.3	12.7	12.8	23.5	8.6
2017	11.4%	15.6%	8.3%	10.1%	6.0%	8.1%	12.0%	11.5%	19.6%	8.4%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2015	19.0%	38.9%	17.6%	25.7%	26.0%	22.4%	26.9%	16.3%	59.0%	52.1%
2016	20.3	33.7	19.6	23.6	29.1	24.4	28.1	14.1	61.0	53.3
2017	20.3%	34.2%	17.8%	21.5%	26.4%	24.6%	25.3%	15.0%	50.3%	44.2%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2015	8.3%	15.9%	8.8%	11.5%	9.3%	9.0%	13.0%	14.2%	27.4%	28.4%
2016	9.8	13.4	9.1	11.3	9.3	8.5	13.5	13.5	25.6	27.7
2017	12.1%	16.9%	8.8%	10.6%	9.2%	8.4%	12.8%	12.0%	21.1%	25.0%
__________

(b)	As determined by risk in force as of December 31, 2017, these 10 states represent approximately 52.2%, 57.9%, and 52.2%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claim-related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2015	$35.6	148.8%	$83.0	346.9%	2.1%	$19.1
2016	11.7	74.0%	50.0	315.9%	2.0	10.1
2017	$304.2	N/M	$134.5	N/M	2.6%	$5.7

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

On a consolidated basis, which includes all coverages provided by the Company, the cumulative development on prior year loss reserves over the past ten years through December 31, 2017 has ranged from (7.2)% unfavorable in 2010 to 5.3% favorable in 2012 and averaged 1.4% favorable for the ten years. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic's existing business mix, current aggregate loss reserve levels, and loss development patterns suggests a reasonable likelihood that 2017 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company's insurance segments is discussed above. Old Republic has generally experienced favorable overall loss developments for the latest ten-year period. While General Insurance has experienced unfavorable developments of previously established reserves during the most recent three years, the current analysis of loss development factors and economic conditions influencing the Company's insurance coverages point to a gradual reduction in such unfavorable development. In management's opinion, the other segments' loss reserve development patterns (most notably those associated with title and mortgage insurance) show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2017.

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

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements the Company is generally reimbursed for claim costs exceeding contractually agreed-upon levels. During the three year period ended December 31, 2017, the Company's net retentions have risen gradually within the general insurance segment; however, such changes have not had a material impact on the Company's consolidated financial statements.

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

The Company does not anticipate any significant changes in its reinsurance programs during 2018.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2015	23.5%	88.3%	10.0%	48.5%
2016	24.8	87.9	12.2	50.6
2017	25.5%	90.0%	16.6%	52.0%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest operating segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The 2017 General Insurance expense ratio was impacted by the previously mentioned charges for estimated employee incentive awards. Relatively higher General insurance expense ratios in 2016 resulted mostly from greater costs incurred for a start-up business, additional litigation cost provisions, and by a slightly different premium mix and attendant production costs associated with the business’ responses to recurring changes in insurance market conditions and opportunities. The RFIG Run-off 2017 operating expense ratio was impacted by costs stemming from the partial termination of a MI leased facility in early 2017. Finally, except for the effect of the previously mentioned additions for employee incentive awards in the final quarter of 2017, the Title Insurance expense ratio for the periods reported upon remained generally aligned with earned premiums and fees levels.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2015	97.6%	93.2%	98.0%	96.0%
2016	97.8	91.7	72.6	94.6
2017	97.3%	90.9%	177.5%	96.7%

Expenses: Income Taxes

The effective consolidated income tax rates were 22.7%, 31.9%, and 33.2% in 2017, 2016, and 2015, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, realized investment gains or losses, underwriting and service income, judgments about the recoverability of deferred tax assets, and changes in the federal corporate tax rate. A valuation allowance was held against deferred tax assets as of December 31, 2014 related to certain tax credit carryforwards which the Company did not expect to realize. In 2015, the Company released the valuation allowance previously established.

The Tax Cuts and Jobs Act ("TCJA") was enacted into law on December 22, 2017, thereby requiring that various accounting adjustments be reflected in the consolidated financial statements at year end 2017. The TCJA, among its many elements, lowers the federal corporate tax rate to 21.0% from the existing 35.0%. Accordingly, the Company revalued its deferred tax items to reflect the lower tax rate, resulting in a $63.1 income tax credit reflected in the consolidated statements of income.

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2017:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$9,351.5	100	basis point rate increase	$8,961.5
		200	basis point rate increase	8,571.6
		100	basis point rate decrease	9,741.5
		200	basis point rate decrease	$10,131.4

Equity Price Risk:
Equity Securities	$3,265.5	10%	increase in the S&P 500	$3,562.7
		20%	increase in the S&P 500	3,859.8
		10%	decline in the S&P 500	2,968.3
		20%	decline in the S&P 500	$2,671.2

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2017	2016
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,162.2 and $8,019.6)	$8,282.3	$8,170.9
Equity securities (at fair value) (cost: $2,629.9 and $2,404.9)	3,265.5	2,896.1
Short-term investments (at fair value which approximates cost)	670.1	681.6
Miscellaneous investments	29.1	31.2
Total	12,247.2	11,780.0
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $1,069.2 and $947.4)	1,067.4	974.8
Other investments	3.3	2.9
Total investments	13,318.0	12,757.7

Other Assets:
Cash	125.9	145.7
Securities and indebtedness of related parties	12.8	17.6
Accrued investment income	92.4	92.3
Accounts and notes receivable	1,469.7	1,390.2
Federal income tax recoverable: Current	—	14.9
Prepaid federal income taxes	114.3	82.4
Reinsurance balances and funds held	141.6	127.7
Reinsurance recoverable: Paid losses	60.5	63.4
Policy and claim reserves	3,311.3	3,168.1
Deferred policy acquisition costs	297.8	274.0
Sundry assets	458.8	457.1
Total Other Assets	6,085.5	5,833.8
Total Assets	$19,403.5	$18,591.6

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,237.6	$9,206.0
Unearned premiums	1,971.5	1,842.9
Other policyholders' benefits and funds	204.7	192.0
Total policy liabilities and accruals	11,413.9	11,241.0
Commissions, expenses, fees, and taxes	547.7	485.4
Reinsurance balances and funds	566.9	530.3
Federal income tax payable: Current	6.5	—
Deferred	100.5	42.6
Debt	1,448.7	1,528.7
Sundry liabilities	585.8	302.6
Commitments and contingent liabilities
Total Liabilities	14,670.2	14,130.9

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	269.2	262.7
Additional paid-in capital	815.2	713.8
Retained earnings	3,206.9	3,199.6
Accumulated other comprehensive income (loss)	474.2	323.6
Unallocated ESSOP shares (at cost)	(32.4)	(39.2)
Total Common Shareholders' Equity	4,733.3	4,460.6
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$19,403.5	$18,591.6
________

(1)
At December 31, 2017 and 2016, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 269,238,727 and 262,719,660 were issued as of December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Net premiums earned	$5,080.2	$4,868.9	$4,758.8
Title, escrow, and other fees	459.5	464.2	420.5
Total premiums and fees	5,539.7	5,333.2	5,179.4
Net investment income	409.4	387.0	388.6
Other income	102.2	107.3	106.7
Total operating revenues	6,051.5	5,827.6	5,674.8
Realized investment gains (losses):
From sales	211.6	77.8	91.3
From impairments	—	(4.9)	—
Total realized investment gains (losses)	211.6	72.8	91.3
Total revenues	6,263.1	5,900.5	5,766.1

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	2,459.2	2,329.8	2,441.3
Dividends to policyholders	19.5	18.1	17.9
Underwriting, acquisition, and other expenses	2,995.7	2,816.3	2,633.0
Interest and other charges	63.0	50.2	41.9
Total expenses	5,537.7	5,214.5	5,134.3
Income (loss) before income taxes (credits)	725.4	686.0	631.8

Income Taxes (Credits):
Current	132.6	190.1	201.0
Deferred	32.2	28.8	8.6
Total	164.8	219.0	209.6

Net Income (Loss)	$560.5	$466.9	$422.1

Net Income (Loss) Per Share:
Basic	$2.14	$1.80	$1.63
Diluted	$1.92	$1.62	$1.48

Average shares outstanding: Basic	262,114,533	259,429,298	259,502,067
Diluted	299,387,373	296,379,251	296,088,963

Dividends Per Common Share:
Cash	$1.7600	$.7500	$.7400

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2017	2016	2015
Net Income (Loss) As Reported	$560.5	$466.9	$422.1

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	325.0	522.3	(291.4)
Amounts reclassified as realized investment
gains from sales in the statements of income	(211.6)	(72.8)	(91.3)
Pretax unrealized gains (losses) on securities	113.4	449.4	(382.7)
Deferred income taxes (credits)	39.5	157.2	(133.8)
Net unrealized gains (losses) on securities, net of tax	73.9	292.1	(248.9)
Defined benefit pension plans:
Net pension adjustment before reclassifications	(28.2)	(1.3)	8.1
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.5	.6	1.0
Net adjustment related to defined benefit
pension plans	(27.7)	(.7)	9.1
Deferred income taxes (credits)	(9.7)	(.2)	3.2
Net adjustment related to defined benefit pension
plans, net of tax	(18.0)	(.4)	5.9
Foreign currency translation and other adjustments	9.5	2.6	(20.1)
Net adjustments	65.4	294.4	(263.1)
Comprehensive Income (Loss)	$626.0	$761.4	$159.0

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions)

	Years Ended December 31,
	2017	2016	2015
Convertible Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$262.7	$261.9	$260.9
Dividend reinvestment plan	—	—	—
Net issuance of shares under stock based compensation plans	1.3	.6	.9
Conversion of senior debentures	5.1	—	—
Balance, end of year	$269.2	$262.7	$261.9

Additional Paid-in Capital:
Balance, beginning of year	$713.8	$698.0	$681.6
Dividend reinvestment plan	.8	.8	.8
Net issuance of shares under stock based compensation plans	15.0	6.7	9.8
Conversion of senior debentures	73.8	—	—
Issuance of shares	—	1.2	—
Stock based compensation	4.1	.7	1.8
ESSOP shares released	7.3	6.2	4.2
Acquisition of non-controlling interest	—	—	(.2)
Balance, end of year	$815.2	$713.8	$698.0

Retained Earnings:
Balance, beginning of year	$3,199.6	$2,926.5	$2,695.7
Net income (loss)	560.5	466.9	422.1
Dividends on common shares	(468.0)	(193.8)	(191.3)
Reclassification of income tax effects of the Tax Cuts and Jobs Act	(85.1)	—	—
Balance, end of year	$3,206.9	$3,199.6	$2,926.5

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$323.6	$29.2	$292.3
Net unrealized gains (losses) on securities, net of tax	73.9	292.1	(248.9)
Net adjustment related to defined benefit pension plans,
net of tax	(18.0)	(.4)	5.9
Foreign currency translation and other adjustments	9.5	2.6	(20.1)
Reclassification of income tax effects of the Tax Cuts and Jobs Act	85.1	—	—
Balance, end of year	$474.2	$323.6	$29.2

Unallocated ESSOP Shares:
Balance, beginning of year	$(39.2)	$(45.8)	$(17.6)
ESSOP shares released	6.8	6.6	5.7
Purchase of unallocated ESSOP shares	—	—	(34.0)
Balance, end of year	$(32.4)	$(39.2)	$(45.8)
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$560.5	$466.9	$422.1
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(23.3)	(18.3)	(24.1)
Premiums and other receivables	(79.3)	(59.2)	(22.6)
Unpaid claims and related items	(123.7)	31.4	214.4
Unearned premiums and other policyholders' liabilities	152.7	77.6	69.6
Income taxes	49.5	40.6	13.4
Prepaid federal income taxes	(31.8)	(19.1)	(17.5)
Reinsurance balances and funds	25.3	33.1	27.3
Realized investment (gains) losses	(211.6)	(72.8)	(91.3)
Accounts payable, accrued expenses and other	134.5	157.0	96.8
Total	452.8	637.3	688.2

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	1,000.6	967.9	764.1
Sales	468.4	306.2	259.5
Sales of:
Equity securities	698.5	419.1	462.4
Other - net	30.0	56.6	32.8
Purchases of:
Fixed maturity securities:
Available for sale	(1,607.2)	(1,166.2)	(1,023.0)
Held to Maturity	(114.5)	(632.1)	(357.9)
Equity securities	(727.2)	(928.4)	(486.9)
Other - net	(54.3)	(47.5)	(46.6)
Net decrease (increase) in short-term investments	11.8	(12.1)	(55.5)
Other - net	(.1)	—	1.3
Total	(293.9)	(1,036.4)	(449.8)

Cash flows from financing activities:
Issuance of debentures and notes	—	576.8	—
Issuance of common shares	17.8	8.4	12.0
Redemption of debentures and notes	(3.9)	(3.5)	(3.3)
Purchase of unallocated ESSOP shares	—	—	(34.0)
Dividends on common shares	(198.8)	(193.8)	(191.3)
Other - net	6.4	(2.8)	1.3
Total	(178.5)	385.0	(215.2)

Increase (decrease) in cash:	(19.7)	(14.1)	23.0
Cash, beginning of year	145.7	159.8	136.7
Cash, end of year	$125.9	$145.7	$159.8

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$62.5	$40.9	$40.8
Income taxes	$106.3	$178.6	$198.5

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated)

Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged mainly in the general (property and liability), title, and mortgage guaranty ("MI") and consumer credit indemnity ("CCI") run-off businesses. These insurance subsidiaries are organized as the Old Republic General Insurance, Title Insurance and RFIG Run-off Business Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business. As more fully disclosed in Note 1(s), RFIG's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC") and its affiliate Republic Mortgage Guaranty Insurance Corporation ("RMGIC") (formerly Republic Mortgage Insurance Company of North Carolina, "RMICNC") have been operating in run-off pursuant to Summary Orders received from the North Carolina Department of Insurance ("NCDOI") which placed these companies under its supervision in 2012. These orders were subsequently terminated by the NCDOI effective December 8, 2017, thereby releasing RMIC and RMGIC from administrative supervision. A small life and accident insurance business is included in the corporate and other caption of this report. In this report, "Old Republic", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

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

	Shareholders' Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2017	2016	2017	2016	2015
Statutory totals of insurance
company subsidiaries (a):
General	$3,903.7	$3,698.1	$348.9	$270.3	$245.1
Title	545.7	545.7	127.9	113.1	117.7
RFIG Run-off	86.6	86.9	50.5	100.9	89.9
Life & Accident	41.4	40.3	1.8	2.3	(.2)
Sub-total	4,577.4	4,371.0	529.1	486.6	452.5
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	283.4	295.2	(59.9)	(.9)	12.2
Unadjusted totals	4,860.8	4,666.3	469.2	485.7	464.6
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	177.6	165.8	11.7	2.0	3.3
Fair value of fixed maturity securities	124.3	163.0	—	—	—
Non-admitted assets	80.8	79.6	—	—	—
Deferred income taxes	(92.3)	(153.4)	34.7	(34.0)	(22.4)
Mortgage contingency reserves	395.9	340.9	—	—	—
Title insurance premium reserves	522.5	495.3	27.1	27.0	26.6
Loss reserves	(478.8)	(519.3)	40.5	(15.0)	(50.3)
Surplus notes	(839.5)	(779.5)	—	—	—
Sundry adjustments	(18.2)	1.6	(22.9)	1.2	.2
Total adjustments	(127.6)	(206.0)	91.0	(19.0)	(42.4)
Consolidated GAAP totals	$4,733.3	$4,460.6	$560.5	$466.9	$422.1

(a)
The insurance laws of the respective states in which the Company’s insurance subsidiaries are incorporated prescribe minimum capital and surplus requirements for the lines of business they are licensed to write. For domestic property and casualty and life and accident insurance companies the National Association of Insurance Commissioners also prescribes risk-based capital ("RBC") requirements. The RBC is a measure of statutory capital in relationship to a formula-driven definition of risk relative to a company’s balance sheet and mix of business. The combined RBC ratio of our primary General insurance subsidiaries was 651% and 665% of the company action level RBC at December 31, 2017 and 2016, respectively. The minimum capital requirements for the Company’s Title Insurance subsidiaries are established by statute in the respective states of domicile. The minimum regulatory capital requirements are not significant in relationship to the recorded statutory capital of the Company’s Title and Life & Accident insurance subsidiaries. At December 31, 2017 and 2016 each of the Company’s General, Title, and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements. Refer to Note 1(s) - Regulatory Matters for a discussion regarding the RFIG Run-off group.

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

(c) Statement Presentation - Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. The consolidated financial statements reflect an immaterial adjustment of $11.0 post-tax (or 0.28%) to previously reported shareholders' equity as of January 1, 2015. The adjustment relates to immaterial expense accruals pertaining to the earlier period. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

(d) Investments - The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2017 and 2016, the majority of the Company's invested assets were classified as "available for sale."

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period is considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the years ended December 31, 2017 and 2015 and $4.9 of adjustments for the year ended December 31, 2016.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
December 31, 2017:
Available for sale:
U.S. & Canadian Governments	$1,554.3	$6.5	$8.7	$1,552.2
Corporate	6,607.8	140.8	18.6	6,730.0
	$8,162.2	$147.4	$27.3	$8,282.3

Held to maturity:
Tax-exempt	$1,067.4	$10.0	$8.3	$1,069.2

December 31, 2016:
Available for sale:
U.S. & Canadian Governments	$1,419.7	$12.6	$5.5	$1,426.8
Corporate	6,599.8	175.0	30.7	6,744.1
	$8,019.6	$187.6	$36.3	$8,170.9

Held to maturity:
Tax-exempt	$974.8	$.7	$28.0	$947.4

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at December 31, 2017:
Available for sale:
Due in one year or less	$848.8	$854.5
Due after one year through five years	4,120.6	4,189.9
Due after five years through ten years	3,093.0	3,129.5
Due after ten years	99.6	108.2
	$8,162.2	$8,282.3
Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	78.7	77.6
Due after five years through ten years	980.5	983.0
Due after ten years	8.2	8.4
	$1,067.4	$1,069.2

Bonds and other investments with a statutory carrying value of $813.6 as of December 31, 2017 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

A summary of the Company's equity securities follows:

Equity Securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017	$2,629.9	$658.8	$23.2	$3,265.5
December 31, 2016	$2,404.9	$516.2	$25.0	$2,896.1

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and the length of time that individual available for sale and held to maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017:
Fixed Maturity Securities:
U.S. & Canadian Governments	$1,080.9	$8.6	$29.5	$—	$1,110.5	$8.7
Tax-exempt	321.9	4.8	134.7	3.4	456.6	8.3
Corporate	1,660.9	15.0	145.9	3.6	1,806.9	18.6
Subtotal	3,063.9	28.5	310.2	7.2	3,374.1	35.7
Equity Securities	354.0	23.2	—	—	354.0	23.2
Total	$3,417.9	$51.7	$310.2	$7.2	$3,728.2	$58.9

December 31, 2016:
Fixed Maturity Securities:
U.S. & Canadian Governments	$699.0	$5.5	$1.3	$—	$700.4	$5.5
Tax-exempt	814.4	28.0	—	—	814.4	28.0
Corporate	1,250.5	20.3	246.2	10.3	1,496.8	30.7
Subtotal	2,764.0	53.9	247.5	10.4	3,011.6	64.3
Equity Securities	82.6	12.5	122.1	12.4	204.8	25.0
Total	$2,846.7	$66.5	$369.7	$22.8	$3,216.5	$89.4

At December 31, 2017, the Company held 742 fixed maturity and 9 equity securities in an unrealized loss position, representing 37.6% (as to fixed maturities) and 9.5% (as to equity securities) of the total number of such issues it held. At December 31, 2016, the Company held 718 fixed maturity and 8 equity securities in an unrealized loss position, representing 37.0% (as to fixed maturities) and 7.7% (as to equity securities) of the total number of such issues it held. Of the securities in an unrealized loss position, 104 and 46 fixed maturity securities and 0 and 2 equity securities, had been in a continuous unrealized loss position for more than 12 months as of December 31, 2017 and 2016, respectively. The unrealized losses on these fixed income securities are primarily deemed to reflect changes in the interest rate environment, while equity securities are unique to their fundamental circumstance. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, quoted net asset value ("NAV") mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of December 31, 2017 and December 31, 2016.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2017:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$761.4	$790.8	$—	$1,552.2
Corporate	—	6,719.5	10.5	6,730.0
Equity securities	3,264.4	—	1.1	3,265.5
Short-term investments	670.1	—	—	670.1
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$1,069.2	$—	$1,069.2

As of December 31, 2016:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$772.1	$654.7	$—	$1,426.8
Corporate	—	6,733.6	10.5	6,744.1
Equity securities	2,895.2	—	.9	2,896.1
Short-term investments	681.6	—	—	681.6
Held to maturity:
Fixed maturity securities:
Tax-exempt	$—	$947.4	$—	$947.4

There were no transfers between Levels 1, 2 or 3 during 2017 or 2016.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At December 31, 2017, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2017	2016	2015
Investment income from:
Fixed maturity securities	$293.2	$296.6	$296.4
Equity securities	110.9	88.2	91.0
Short-term investments	5.4	2.1	.8
Other sources	4.5	3.9	3.7
Gross investment income	414.1	390.9	392.1
Investment expenses (a)	4.6	3.8	3.4
Net investment income	$409.4	$387.0	$388.6

Realized gains (losses) on:
Fixed maturity securities:
Gains	$22.1	$15.3	$17.2
Losses	(5.4)	(12.5)	(.9)
Net	16.6	2.8	16.3
Equity securities:
Gains	217.8	95.1	96.2
Losses	(23.0)	(25.4)	(20.9)
Net	194.7	69.7	75.3
Other long-term investments, net	.1	.2	(.3)
Total realized gains (losses)	211.6	72.8	91.3
Income taxes (credits)(b)(c)	(30.8)	25.5	31.9
Net realized gains (losses)	$242.4	$47.3	$59.3

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$(31.2)	$119.4	$(256.1)
Less: Deferred income taxes (credits)	(10.7)	41.9	(89.5)
	(20.5)	77.5	(166.6)

Equity securities & other long-term investments	144.7	330.0	(126.5)
Less: Deferred income taxes (credits)	50.2	115.3	(44.2)
	94.4	214.6	(82.2)
Net changes in unrealized investment gains (losses)	$73.9	$292.1	$(248.9)
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.6, $.4 and $.3 for the years ended December 31, 2017, 2016 and 2015, respectively.

(b)	Reflects primarily the combination of fully taxable realized investment gains or losses and judgments about the recoverability of deferred tax assets.

(c)
Includes $104.9, for 2017, of deferred income tax credits to adjust to the new 21% tax rate of 2018 pertaining to unrealized gains (losses) as of December 31, 2017. Deferred income taxes on unrealized gains (losses) would normally be a part of the statement of comprehensive income rather than the income statement.

In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments which will be effective in 2018. Among other changes, the standard will require the Company's equity investments to be measured at fair value with changes in fair value recognized in the consolidated statement of income.

In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments which will be effective in 2020. The guidance will require immediate recognition of expected credit losses for certain financial instruments including reinsurance recoverables, held to maturity securities, and accounts and notes receivable. The guidance also modifies the impairment model for available for sale fixed maturity securities. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 27% of 2017, 28% of 2016 and 27% of 2015 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

In May 2014, the FASB issued a comprehensive revenue recognition standard which will be effective January 1, 2018 and applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. In these regards, the Company has concluded that this standard will not have an impact on its insurance contract revenues and based on its evaluation of certain less significant revenue streams, will not have a material impact on the consolidated financial statements.

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

The following table shows a reconciliation of deferred acquisition costs between succeeding balance sheet dates.

Years Ended December 31:	2017	2016	2015
Deferred, beginning of year	$274.0	$255.4	$230.8
Acquisition costs deferred:
Commissions - net of reinsurance	308.7	253.0	267.3
Premium taxes	117.1	107.8	107.3
Salaries and other marketing expenses	51.9	51.4	46.0
Sub-total	477.8	412.3	420.7
Amortization charged to income	(454.0)	(393.7)	(396.1)
Change for the year	23.7	18.6	24.6
Deferred, end of year	$297.8	$274.0	$255.4

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2017 and 2016, unearned premiums consisted of the following:

As of December 31:	2017	2016
General Insurance Group	$1,966.4	$1,834.3
RFIG Run-off Business	5.1	8.6
Total	$1,971.5	$1,842.9

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

General Insurance reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Long-term disability or pension type workers' compensation reserves are discounted to present value based on interest rates ranging from 3.5% to 4.0%. The amount of discount reflected in the year-end net reserves totaled $240.7, $231.9, and $228.6 as of December 31, 2017, 2016, and 2015, respectively. Interest accretion of $20.4, $24.2 and $36.7 for the years ended December 31, 2017, 2016, and 2015, respectively, was recognized within benefits, claims and settlement expenses in the consolidated statements of income. Losses and claims incurred but not reported ("IBNR"), as well as expenses required to settle losses and claims are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. As applicable, estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves. Overall claim and claim expense reserves incorporate amounts covering net estimates of unusual claims such as those emanating from asbestosis and environmental ("A&E") exposures as discussed below. Such reserves can affect claim costs and related claim ratios for such insurance coverages as general liability, commercial automobile (truck), workers' compensation, and property.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims generally involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2017, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2017 and 2016, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $117.4 and $121.2 gross, respectively, and $96.4 and $97.1 net of reinsurance, respectively. Old Republic's average five year paid loss survival ratios stood at 4.6 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2017 and 4.3 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2016. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

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

	2017	2016	2015
Estimated reduction in beginning reserve	$29.6	$47.5	$79.3
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	6.2	8.3	18.8
Prior year	(3.7)	(24.8)	(17.6)
Sub-total	2.5	(16.5)	1.2
Estimated rescission reduction in paid claims	(13.1)	(1.4)	(33.0)
Estimated reduction in ending reserve	$19.0	$29.6	$47.5

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

Years Ended December 31:	2017	2016	2015
Gross reserves at beginning of year	$9,206.0	$9,120.1	$9,122.0
Less: reinsurance losses recoverable	2,766.1	2,732.5	3,006.6
Net reserves at beginning of year:
General Insurance	5,249.9	5,053.1	4,722.0
Title Insurance	602.0	580.8	505.4
RFIG Run-off	574.0	736.7	870.2
Other	13.8	16.9	17.5
Sub-total	6,439.8	6,387.6	6,115.3
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,192.1	2,115.1	2,081.6
Title Insurance	95.2	107.7	112.1
RFIG Run-off (a)	297.1	171.3	323.7
Other	20.4	21.7	25.2
Sub-total	2,604.9	2,416.0	2,542.8
Change in provision for insured events of prior years:
General Insurance	22.7	9.9	43.9
Title Insurance	(74.3)	(23.4)	(12.8)
RFIG Run-off (a)	(99.2)	(68.7)	(130.1)
Other	(2.9)	(3.8)	(.6)
Sub-total	(153.8)	(86.1)	(99.7)
Total incurred claims and claim adjustment expenses (a)	2,451.0	2,329.9	2,443.0
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	765.8	723.5	671.5
Title Insurance	5.0	4.4	(39.9)
RFIG Run-off (a)(b)	329.4	14.5	29.1
Other	13.9	14.8	16.9
Sub-total	1,114.3	757.4	677.6
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,227.3	1,204.5	1,123.0
Title Insurance	58.2	58.6	63.8
RFIG Run-off (b)	170.6	250.8	297.9
Other	3.9	6.1	8.3
Sub-total	1,460.1	1,520.2	1,493.1
Total payments (b)	2,574.4	2,277.6	2,170.7
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable: (c)
General Insurance	5,471.5	5,249.9	5,053.1
Title Insurance	559.7	602.0	580.8
RFIG Run-off	271.7	574.0	736.7
Other	13.5	13.8	16.9
Sub-total	6,316.4	6,439.8	6,387.6
Reinsurance losses recoverable	2,921.1	2,766.1	2,732.5
Gross reserves at end of year	$9,237.6	$9,206.0	$9,120.1
__________

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2017	2016	2015
Change in provision for incurred events of prior years:
General Insurance	$(34.5)	$2.5	$41.2
RFIG Run-off (a)	(42.0)	(61.3)	(127.4)

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	2,297.5	1,939.9	1,830.1
RFIG Run-off (a)(b)	$195.8	$253.6	$291.4

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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $6.2, $8.3 and $18.8, respectively, for 2017, 2016 and 2015. The provision for insured events of prior years in 2017, 2016 and 2015 was increased by estimated coverage rescissions and claims denials of $3.7, $24.8 and $17.6, respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

The RFIG Run-off provision for insured events of the current year is inclusive of the claim expense provisions applicable to final settlements and probable dispositions of all known litigated and other claim costs as described further elsewhere in this report.

(b)	Rescissions reduced the Company's paid losses by an estimated $13.1, $1.4, and $33.0 for 2017, 2016, and 2015, respectively.

(c)	Year-end net IBNR reserves for each segment were as follows:

	2017	2016	2015
General Insurance	$2,585.9	$2,431.2	$2,324.3
Title Insurance	479.3	517.5	503.8
RFIG Run-off	30.5	206.3	180.7
Other	4.7	5.4	6.4
Total	$3,100.6	$3,160.5	$3,015.3

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments of 2.4%, 1.3%, and 1.6% for 2017, 2016 and 2015, respectively, with average favorable annual developments of 1.8%. The Company believes that the factors most responsible, in varying and continually changing degrees, for favorable or unfavorable reserve developments include, as to many general insurance coverages, the effect of reserve discounts applicable to workers' compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above. In 2017, 2016, and 2015, the Company experienced unfavorable developments of previously established reserves concentrated in the Company's largest insurance coverages of workers' compensation and general liability. Title claim costs were lower in the face of declining claims activity since the Great Recession years. As to mortgage guaranty and the CCI coverage, changes in favorable or unfavorable reserve development result from differences in originally estimated salvage and subrogation recoveries, sales and prices of homes that can impact claim costs upon the disposition of foreclosed properties, changes in regional or local economic conditions and employment levels, the number of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported.

The following represents the Company's incurred and paid loss development tables for the major types of insurance coverages as of December 31, 2017. The information about incurred and paid claims development for the years ended December 31, 2008 to 2015 is presented as supplementary information.

Workers' Compensation

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2017
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$513.4	$515.1	$509.5	$511.6	$507.2	$505.4	$509.4	$508.8	$511.3	$518.3	$26.9	63,670
2009		520.7	516.9	534.7	544.4	542.9	559.8	564.6	563.8	562.3	26.9	55,934
2010			485.1	480.0	521.5	545.3	569.1	563.1	564.0	563.5	29.6	57,743
2011				558.6	567.3	595.3	622.5	643.0	641.7	649.3	67.5	53,291
2012					629.3	647.2	670.6	678.1	676.4	671.1	103.0	49,869
2013						700.9	705.3	716.9	722.7	726.3	128.6	48,944
2014							780.9	792.8	786.4	784.9	206.2	54,006
2015								794.3	792.6	787.3	259.7	54,928
2016									756.1	752.9	335.4	51,668
2017										727.0	436.7	40,293
									Total	$6,743.4	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$110.3	$246.1	$326.2	$377.9	$412.9	$431.7	$428.4	$440.6	$450.5	$457.1
2009		113.8	263.6	351.4	404.2	440.2	469.4	468.1	478.8	487.7
2010			118.9	279.8	370.1	427.9	464.0	466.5	482.8	496.1
2011				112.6	266.7	361.4	424.0	469.8	503.4	526.4
2012					113.1	265.8	361.8	426.7	469.5	496.6
2013						107.6	274.3	381.2	449.8	501.9
2014							116.9	293.7	397.1	466.0
2015								109.0	274.9	379.3
2016									102.5	253.5
2017										99.6
									Total	$4,164.7	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$6,743.4
Less: net paid claims and allocated claim adjustment expenses (B)										4,164.7
Sub-total										2,578.6
All outstanding liabilities before 2008, net of reinsurance										656.0
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$3,234.7

General Liability

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2017
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$87.4	$91.8	$95.4	$93.0	$93.1	$91.9	$102.2	$101.9	$102.7	$107.0	$10.8	5,081
2009		88.6	87.9	88.2	83.1	89.7	107.6	107.4	105.3	102.5	6.4	6,083
2010			68.4	67.8	66.6	64.7	70.4	69.6	68.6	68.6	7.1	5,328
2011				72.5	71.5	72.9	80.0	95.8	96.0	94.6	10.2	4,680
2012					95.0	91.2	89.2	100.9	107.2	109.6	17.9	5,198
2013						95.7	96.7	96.5	107.8	106.7	16.8	5,419
2014							107.0	110.4	109.3	111.0	28.1	5,812
2015								96.0	96.3	99.2	37.8	5,182
2016									92.4	96.7	50.5	82,610
2017										111.2	70.2	105,230
										1,007.5	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available. The increase in 2016 and 2017 is due to the addition of a national account with higher frequency yet lower severity than the existing book of business.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$3.9	$15.1	$28.6	$46.0	$56.0	$66.7	$72.2	$75.6	$79.8	$88.1
2009		2.4	7.8	25.5	37.0	50.3	67.8	77.1	85.3	87.9
2010			3.9	10.8	28.8	31.1	44.3	52.1	55.5	56.4
2011				2.5	12.1	26.0	43.6	58.6	68.9	75.3
2012					5.5	18.8	36.0	50.8	67.4	75.8
2013						4.0	13.6	34.3	58.4	76.1
2014							5.8	15.8	31.9	52.8
2015								6.3	16.0	29.5
2016									7.1	18.5
2017										5.7
										$566.6	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$1,007.5
Less: net paid claims and allocated claim adjustment expenses (B)										566.6
Sub-total										440.9
All outstanding liabilities before 2008, net of reinsurance										124.5
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$565.4

Commercial Automobile

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2017
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$572.8	$546.4	$516.4	$502.5	$497.8	$495.7	$480.7	$462.8	$460.6	$459.8	$2.3	87,249
2009		538.0	491.0	459.2	437.9	434.1	424.9	407.0	402.7	401.5	3.8	79,185
2010			578.8	531.6	506.7	500.1	496.6	494.9	479.9	473.7	5.8	92,138
2011				584.2	575.5	551.4	543.8	549.9	549.0	539.3	7.7	96,718
2012					617.0	605.1	579.6	575.0	573.1	559.5	10.4	97,995
2013						654.6	649.8	668.5	669.6	660.2	25.7	96,895
2014							678.9	689.2	691.7	688.7	23.5	103,054
2015								712.4	710.5	729.9	42.8	104,465
2016									755.9	769.0	37.7	109,145
2017										788.7	38.0	105,670
										$6,070.8	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$208.6	$306.8	$368.5	$417.3	$436.9	$447.3	$453.7	$455.7	$456.0	$457.0
2009		177.8	269.2	325.1	358.6	377.0	386.8	394.0	396.6	397.1
2010			200.0	305.8	372.7	423.8	449.4	460.0	465.7	466.6
2011				223.1	352.7	436.2	483.2	511.6	523.0	525.0
2012					229.0	351.4	442.9	498.6	525.9	540.0
2013						248.3	398.1	511.0	578.1	612.0
2014							267.4	430.5	536.9	606.1
2015								265.1	438.9	542.0
2016									290.2	469.7
2017										309.7
										$4,923.6	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$6,070.8
Less: net paid claims and allocated claim adjustment expenses (B)										4,923.6
Sub-total										1,147.1
All outstanding liabilities before 2008, net of reinsurance										4.6
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$1,151.8

The following represents a reconciliation of the incurred and paid loss development tables to total claim and loss adjustment expense reserves as reported in the consolidated balance sheet.

	December 31,
	2017	2016

Net claim and allocated loss adjustment expense reserves:
Workers' compensation (a)	$2,993.9	$2,883.3
General liability	565.4	550.3
Commercial automobile	1,151.8	1,090.8
Three above coverages combined	4,711.2	4,524.5
Other short-duration insurance coverages	561.4	539.3
Subtotal	5,272.6	5,063.8

Reinsurance recoverable on claim reserves:
Workers' compensation	1,758.2	1,703.6
General liability	507.2	513.7
Commercial automobile	372.9	289.9
Three above coverages combined	2,638.4	2,507.3
Other short-duration insurance coverages	249.4	230.1
Subtotal	2,887.8	2,737.5

Insurance coverages other than short-duration	764.8	985.7
Unallocated loss adjustment expense reserves	312.2	418.8
	1,077.1	1,404.6
Gross claim and loss adjustment expense reserves	$9,237.6	$9,206.0

__________

(a)	The amount of discount reflected in the year-end net reserves totaled $240.7 and $231.9 as of December 31, 2017 and 2016, respectively.

The table below is supplementary information and presents the historical average annual percentage payout of incurred claims by age, net of reinsurance.

	Supplementary Information (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10

Workers' compensation	16.8%	23.8%	14.6%	9.6%	6.7%	3.7%	1.4%	2.2%	1.8%	1.3%
General liability	4.8%	9.7%	15.3%	16.6%	14.9%	11.4%	6.5%	4.2%	3.2%	7.7%
Commercial automobile	40.4%	22.9%	15.0%	9.8%	4.9%	2.3%	1.2%	.4%	.1%	.2%

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

The Tax Cuts and Jobs Act ("TCJA") was enacted into law on December 22, 2017, thereby requiring that various accounting adjustments be reflected in the consolidated financial statements at year-end 2017. The TCJA, among its many elements, lowers the federal corporate tax rate to 21.0% from the existing 35.0%. Accordingly, the Company revalued its deferred tax items to reflect the lower tax rate, resulting in a $63.1 income tax credit reflected in the consolidated statements of income.

The Internal Revenue Service ("IRS") requires the Company's insurance subsidiaries to discount loss reserves using either company specific payment patterns, or industry average tables published by the IRS. The Company has previously elected to follow the IRS industry average tables. The TCJA requires the IRS to publish tables linking the interest rates used to discount loss reserves to the corporate bond yield curve as opposed to the Federal mid-term rates used under the old law. As of the date of this report, the IRS has not published the updated tables. Accordingly, the Company is unable to make a reasonable estimate of any adjustment resulting from the application of the new IRS published discount rates. The Company has used the most recently published IRS tables for the preparation of the accompanying consolidated financial statements. Any adjustment to the loss reserve discount will be recorded in the period in which additional information becomes available.

Furthermore, the Company elected to early adopt income tax accounting guidance issued by the FASB in February 2018, which allows for the reclassification of the income tax effects of TCJA on items within accumulated other comprehensive income to retained earnings. The reclassification adjustment, which consisted of the revaluation of net deferred taxes on net unrealized gains (losses) on securities and pension adjustments, resulted in an increase to accumulated other comprehensive income and a corresponding decrease to retained earnings of $85.1.

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

Years Ended December 31:	2017	2016	2015
Statutory tax rate (credit)	35.0%	35.0%	35.0%
Tax rate increases (decreases):
Tax-exempt interest	(.8)	(.5)	(.1)
Dividends received exclusion	(3.2)	(2.6)	(3.0)
Valuation allowance	—	—	1.1
Foreign income (loss) reattribution	(.1)	(.1)	(.2)
Impact of tax rate change on deferred tax inventory	(8.7)	—	—
Other items - net	.5	.1	.4
Effective tax rate (credit)	22.7%	31.9%	33.2%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2017	2016	2015
Deferred Tax Assets:
Losses, claims, and settlement expenses	$159.2	$337.7	$330.2
Pension and deferred compensation plans	49.1	71.5	71.1
Impairment losses on investments	.2	1.7	—
Net operating loss carryforward	17.9	33.3	36.8
AMT credit carryforward	9.6	9.6	9.6
Other temporary differences	18.2	33.6	35.5
Total deferred tax assets before valuation allowance	254.5	487.5	483.3
Valuation allowance	—	—	—
Total deferred tax assets	254.5	487.5	483.3
Deferred Tax Liabilities:
Unearned premium reserves	30.5	48.5	44.4
Deferred policy acquisition costs	59.5	91.7	84.8
Mortgage guaranty insurers' contingency reserves	77.9	114.3	82.4
Amortization of fixed maturity securities	3.0	5.8	5.6
Net unrealized investment gains	164.2	232.6	74.9
Title plants and records	2.9	4.9	4.9
Other temporary differences	16.9	31.9	31.9
Total deferred tax liabilities	355.1	529.9	328.9
Net deferred tax assets (liabilities)	$(100.5)	$(42.6)	$154.5

At December 31, 2017, the Company had available net operating loss ("NOL") carryforwards of $85.5 which will expire in years 2022 through 2029, and a $9.6 alternative minimum tax ("AMT") credit carryforward which does not expire. The NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code and is available to reduce future years' taxable income by a maximum of $9.8 each year until expiration.

A valuation allowance was held against deferred tax assets as of December 31, 2014 related to certain tax credit carryforwards which the Company did not expect to realize. In 2015, the Company released the valuation allowance previously established. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all gross deferred tax assets at year-end 2017 will more likely than not be fully realized.

Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. For 2017 tax purposes, the Company recognized a contingency reserve deduction of $44.4 and consequently, will acquire the necessary U.S. Treasury Tax and Loss Bonds in 2018.

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

(k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $27.2, $29.6 and $26.6 in 2017, 2016, and 2015, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(m) Goodwill and Intangible Assets - The following table presents the components of the Company's goodwill balance:

	General	Title	RFIG Run-off	Other	Total
January 1, 2016	$116.2	$44.3	$—	$.1	$160.7
Acquisitions	—	—	—	—	—
Impairments	—	—	—	—	—
December 31, 2016	116.2	44.3	—	.1	160.7
Acquisitions	—	—	—	—	—
Impairments	—	—	—	—	—
December 31, 2017	$116.2	$44.3	$—	$.1	$160.7

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

(n) Employee Benefit Plans - The Company had an active pension plan (the "Plan") covering a portion of its work force until December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the Plan's costs as they accrue. The Plan was closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retain all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates.

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

Years Ended December 31:	2017	2016	2015
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$537.5	$523.7	$552.9
Increases (decreases) during the year attributable to:
Interest cost	22.5	23.2	22.1
Actuarial (gains) losses	42.0	12.5	(31.0)
Benefits paid	(22.8)	(21.9)	(20.2)
Net increase (decrease) for the year	41.6	13.7	(29.1)
Projected benefit obligation at end of year	$579.2	$537.5	$523.7
Accumulated benefit obligation at end of year	$579.2	$537.5	$523.7

Years Ended December 31:	2017	2016	2015
Fair Value of Net Assets Available for Plan Benefits
Fair value of net assets available for plan benefits
At beginning of the year	$427.1	$409.2	$419.2
Increases (decreases) during the year attributable to:
Actual return on plan assets	44.5	39.9	4.7
Sponsor contributions	4.8	—	5.5
Benefits paid	(22.8)	(21.9)	(20.2)
Net increase (decrease) for year	26.6	17.9	(9.9)
Fair value of net assets available for plan benefits
At end of the year	$453.7	$427.1	$409.2

Funded Status	$(125.4)	$(110.3)	$(114.5)
Amounts recognized in accumulated other comprehensive income	$(142.0)	$(117.0)	$(118.2)

The Company expects to make cash contributions of $10.3 in calendar year 2018.

The components of aggregate annual net periodic pension costs consisted of the following:

Years Ended December 31:	2017	2016	2015
Interest cost	$22.5	$23.2	$22.1
Expected return on plan assets	(30.0)	(28.6)	(29.8)
Recognized loss	2.4	2.5	2.6
Net cost	$(5.0)	$(2.9)	$(4.9)

The projected benefit obligation and net periodic benefit cost for the Plan were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2017	2016	2017	2016	2015
Settlement discount rates	3.70%	4.30%	4.30%	4.55%	4.10%
Long-term rates of return on plans' assets	N/A	N/A	7.25%	7.25%	7.25%

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

			Investment Policy Asset Allocation % Range Target
As of December 31:	2017	2016
Equity securities:
Common shares of Company stock	13.3%	12.6%
Other	70.9	68.2
Sub-total	84.2	80.8	40% to 80%
Fixed maturity securities	12.5	15.4	15% to 60%
Other	3.3	3.8	1% to 10%
Total	100.0%	100.0%

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

The following tables present a summary of the Plan's assets segregated among the various input levels described in Note 1(d).

	Fair Value Measurements
As of December 31, 2017:	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$60.4	$—	$—	$60.4
Other	306.6	14.9	—	321.5
Sub-total	367.1	14.9	—	382.0
Fixed maturity securities	4.0	52.5	—	56.6
Other	9.0	3.0	3.0	15.0
Total	$380.2	$70.5	$3.0	$453.7

As of December 31, 2016:
Equity securities:
Common shares of Company stock	$53.7	$—	$—	$53.7
Other	272.2	19.1	—	291.3
Sub-total	325.9	19.1	—	345.1
Fixed maturity securities	4.1	61.7	—	65.9
Other	5.9	5.1	5.0	16.1
Total	$336.1	$86.0	$5.0	$427.1

Level 1 assets include U.S. Treasury notes, publicly traded common stocks, mutual funds and certain short-term investments. Level 2 assets generally include corporate and government agency bonds, common collective trusts, and a limited partnership investment. Level 3 assets primarily consist of an immediate participation guaranteed fund.

The benefits expected to be paid as of December 31, 2017 for the next 10 years are as follows: 2018: $27.3; 2019: $28.8; 2020: $29.8; 2021 $31.7; 2022: $31.8 and for the five years after 2022: $166.5.

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2017	2016	2015
Employees Savings and Stock Ownership Plan "ESSOP"	$15.6	$12.8	$9.9
Other profit sharing plans	17.8	12.2	10.6
Cash and deferred incentive compensation	$68.5	$36.8	$26.6

A majority of the Company's employees participate in the ESSOP. Company contributions are provided in the form of Old Republic common stock. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock; dividends on unallocated shares are used to pay debt service costs. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. During 2015, the Employee Savings and Stock Ownership Plan purchased 2,200,000 shares of Old Republic common stock for $34.0. The purchases were financed by a loan from the Company. As of December 31, 2017, there were 13,133,027 Old Republic common shares owned by the ESSOP, of which 10,319,743 were allocated to employees' account balances. There are no repurchase obligations in existence. See Note 3(b).

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($1,502.6 and $1,447.0 at December 31, 2017 and 2016, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

Years Ended December 31:	2017	2016	2015
Numerator:
Net income (loss)	$560.5	$466.9	$422.1
Numerator for basic earnings per share -
income (loss) available to common stockholders	560.5	466.9	422.1
Adjustment for interest expense incurred on
assumed conversion of convertible senior notes	14.0	14.6	14.6
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversion of convertible senior notes	$574.5	$481.5	$436.7

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	262,114,533	259,429,298	259,502,067
Effect of dilutive securities - stock based compensation awards	1,589,286	1,260,094	988,091
Effect of dilutive securities - convertible senior notes	35,683,554	35,689,859	35,598,805
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible senior notes (a)	299,387,373	296,379,251	296,088,963
Earnings per share: Basic	$2.14	$1.80	$1.63
Diluted	$1.92	$1.62	$1.48

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	1,380,000	1,676,175	4,933,490
Convertible senior notes	—	—	—
Total	1,380,000	1,676,175	4,933,490
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

(r) Stock Based Compensation - As periodically amended, the Company has had a stock based compensation plan in effect for certain eligible key employees since 1978. Under the 2016 Incentive Compensation Plan (the "Plan"), 15.0 million shares became available for future awards. The maximum number of options available as of December 31, 2017 for future issuance under this amended plan was approximately 12.3 million shares.

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

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2017	2016	2015
Stock based compensation expense	$3.5	$3.1	$2.3
Income tax benefit	$1.2	$1.0	$.8

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

	2017	2016	2015
Expected volatility	.22	.26	.28
Expected dividends	3.97%	4.32%	5.06%
Expected term (in years)	7	7	7
Risk-free rate	2.29%	1.77%	1.70%

A summary of stock option activity under the plan as of December 31, 2017, 2016 and 2015, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	8,243,025	$15.77	9,875,574	$16.60	11,510,433	$16.67
Granted	1,403,500	19.98	1,230,050	18.14	991,750	15.26
Exercised	1,337,881	12.65	619,874	12.18	920,350	12.14
Forfeited and expired	1,743,625	21.60	2,242,725	21.71	1,706,259	18.69
Outstanding at end of year	6,565,019	15.76	8,243,025	15.77	9,875,574	16.60

Exercisable at end of year	4,228,259	$14.42	6,095,111	$15.59	7,870,396	$17.17

Weighted average fair value of
options granted during the year (a)	$2.81	per share	$2.77	per share	$2.25	per share
__________

(a) Based on the Black-Scholes option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2017 follows:

				Options Outstanding			Options Exercisable
					Weighted - Average			Weighted Average Exercise Price
Ranges of Exercise Prices			Year(s) Of Grant	Number Out- Standing	Remaining Contractual Life	Exercise Price	Number Exercisable
$7.73	to	$12.95	2008	122,150	0.25	$12.82	122,150	$12.82
$10.48			2009	162,980	1.25	10.48	162,980	10.48
$12.08			2010	242,030	2.25	12.08	242,030	12.08
$12.33			2011	527,346	3.25	12.33	527,346	12.33
$10.80			2012	488,558	4.25	10.80	488,558	10.80
$12.57			2013	666,063	5.25	12.57	666,063	12.57
$16.06			2014	904,726	6.25	16.06	675,749	16.06
$15.26			2015	882,139	7.25	15.26	466,171	15.26
$18.14			2016	1,189,027	8.25	18.14	480,378	18.14
$19.98			2017	1,380,000	9.25	19.98	396,834	19.98
Total				6,565,019		$15.76	4,228,259	$14.42

As of December 31, 2017, there was $2.8 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2017	2016	2015
Cash received from stock option exercise	$16.9	$7.5	$11.1
Intrinsic value of stock options exercised	10.5	3.9	4.2
Actual tax benefit realized for tax deductions from stock options exercised	$3.6	$1.3	$1.4

At December 31, 2017, the Company had restricted common stock issued to certain employees which are expected to vest over the next 5 years. During the vesting period, restricted shares are nontransferable and subject to forfeiture. Compensation expense for the restricted stock award is recognized over the vesting period of the award and was immaterial for the years ended December 31, 2017, 2016 and 2015.

In March 2016, the FASB issued guidance intended to simplify certain aspects of accounting for share-based payment award transactions which became effective beginning in 2017. The Company's adoption of this guidance did not have a material impact on the consolidated financial statements.

(s) Regulatory Matters - The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted RMIC's statutory capital base and forced it to discontinue writing new business in 2011. The insurance laws of 16 jurisdictions, including RMIC's and RMGIC’s domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a “minimum policyholder position” (“MPP”) of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC and its sister company RMGIC were placed under administrative supervision by the North Carolina Department of Insurance ("NCDOI") in 2012 and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

On July 1, 2014, the NCDOI issued a Final Order approving an Amended and Restated Corrective Plan (the "Amended Plan") submitted jointly on April 16, 2014, by RMIC and RMGIC. Under the Amended Plan, RMIC and RMGIC were authorized to pay 100% of their DPOs accrued as of June 30, 2014, and to settle all subsequent valid claims entirely in cash, without establishing any DPOs. In anticipation of receiving this Final Order, ORI invested $125.0 in cash and securities in RMIC in June 2014. In mid-July 2014, in furtherance of the Final Order, RMIC and RMGIC processed payments of their accumulated DPO balances of approximately $657.0 relating to fully settled claims charged to periods extending between January 19, 2012 and June 30, 2014. The NCDOI subsequently terminated the summary orders which placed RMIC and RMGIC under administrative supervision effective December 8, 2017, thereby releasing both companies from its supervision as they were eminently solvent.

RMIC has continually evaluated the potential long-term underwriting performance of the run-off book of business based on various modeling techniques. The resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's analysis did not indicate that the establishment of a premium deficiency was warranted as of December 31, 2017, 2016, or 2015. In this regard, a long-used RMIC standard model indicates that underwriting performance of the book of business should, in the aggregate be positive over the run-off period assumed to end on or about December 31, 2022. As of December 31, 2017, it is nonetheless possible that MI operating results could be negative in the near term.

As of December 31, 2017, RFIG's mortgage insurance subsidiaries were statutorily solvent. Their total statutory capital, inclusive of a contingency reserve of $395.9, was $475.5, which was $328.2 above the required MPP of $147.3. As of the same date, RFIG's consolidated GAAP capitalization amounted to $421.6.

Note 2 - Debt - Consolidated debt of Old Republic and its subsidiaries is summarized below:

December 31:	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$470.6	$652.2	$547.8	$689.5
4.875% Senior Notes due 2024	396.2	430.3	395.6	417.4
3.875% Senior Notes due 2026	545.1	553.9	544.6	531.9
ESSOP debt with an average yield of 4.57%
and 3.98%, respectively	4.2	4.2	8.1	8.1
Other miscellaneous debt with an average yield of 2.45%
and 1.87%	32.4	32.5	32.4	32.5
Total debt	$1,448.7	$1,673.2	$1,528.7	$1,679.7

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

The Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes in early March, 2011. The notes bear interest at a rate of 3.75% per year, mature on March 15, 2018, and effective January 10, 2018 are convertible at any time prior to maturity by the holder into 68.4479 shares of common stock per one thousand dollar note. During 2017, $79.0 of the Notes were converted into 5,146,127 common shares.

Scheduled maturities of the above debt at the respective year ends are as follows: 2018: $475.1; 2019: $6.5; 2020: $6.5; 2021: $19.5; 2022 and after: $950.0. During 2017, 2016 and 2015, $64.5, $50.9 and $42.9, respectively, of interest expense on debt was charged to consolidated operations.

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

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 1(d) above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
December 31, 2017	$1,448.7	$1,673.2	$—	$1,636.5	$36.7
December 31, 2016	$1,528.7	$1,679.7	$—	$1,639.0	$40.6

Note 3 - Shareholders' Equity

(a) Preferred Stock - At December 31, 2017, there were 75,000,000 shares of preferred stock authorized. The Company has designated one series of preferred stock: 10,000,000 shares of Series A Junior Participating Preferred Stock (Series A). No shares have been issued or are outstanding. The Series A Stock, if and when issued, shall pay a dividend of the greater of $1.00 or 100 times (subject to adjustment) the aggregate per share amount (payable in kind) of all non-cash dividend or other distributions, other than a dividend payable in shares of common stock declared on the common stock of the Company. Each share of Series A stock shall have 100 votes on each matter submitted to a vote of the shareholders.

(b) Common Stock - At December 31, 2017, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. During 2008, the Company issued 5,488,475 shares to the ESSOP for consideration of $50.0. The ESSOP's common stock purchases were financed by a $30.0 bank loan and by $20.0 of pre-fundings from ESSOP participating subsidiaries. During 2015, the ESSOP purchased 2,200,000 shares of Old Republic common stock for $34.0. The purchases were financed by a loan from the Company. Common stock held by the ESSOP is classified as a charge to the common shareholders' equity account until it is allocated to participating employees' accounts contemporaneously with the repayment of the ESSOP debt incurred for its acquisition. Such unallocated shares are not considered outstanding for purposes of calculating earnings per share. Dividends on unallocated shares are used to pay debt service costs. Dividends on allocated shares are credited to participants' accounts.

(c) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year-end 2017 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2018 without the prior approval of appropriate regulatory authorities is approximately $554.6. Cash dividends declared during 2017, 2016 and 2015 to the Company by its subsidiaries amounted to $367.3, $317.6 and $326.0, respectively.

In late December 2017 the Board declared a special cash dividend of $1.00 per share payable on January 31, 2018.

Note 4 - Commitments and Contingent Liabilities:

(a) Reinsurance and Retention Limits - In order to maintain premium production within their capacity and to limit maximum losses for which they might become liable under its policies, Old Republic's insurance subsidiaries, as is the common practice in the insurance industry, may cede all or a portion of their premiums and related liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium and a large variety of risk-sharing procedures and arrangements for parts of its business in order to reduce underwriting losses for which it might become liable under insurance policies it issues. To the extent that any reinsurance companies, retrospective related risks, or producers might be unable to meet their obligations under existing reinsurance, retrospective insurance and production agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, by securing indemnity agreements, by obtaining surety bonds, or by otherwise collateralizing such obligations through irrevocable letters of credit, cash or securities.

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 for workers' compensation; $6.4 for commercial auto liability; $6.4 for general liability; $12.0 for executive protection (directors & officers and errors & omissions); $2.0 for aviation; and $5.0 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. An immaterial amount of the mortgage guaranty traditional primary risk in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is (in whole dollars) $37,800 per insured loan.

Since January 1, 2005, the Company has had maximum treaty reinsurance coverage of up to $200.0 for its workers' compensation exposures. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company. Such aggregation of losses could occur in the event of a catastrophe such as an earthquake that could lead to the death or injury of a large number of persons concentrated in a single facility such as a high rise building.

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the "TRIREA"). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act (the "TRIPRA") of 2007, a seven year extension that expired December 2014. In January 2015, Congress passed the TRIPRA of 2015 that extended the program through 2020.

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger is $160, $180, and $200 for 2018, 2019, and 2020, respectively. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% in 2015 and declines by one percentage point per year until it reaches 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposure.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions, are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $15.9 at both December 31, 2017 and 2016 are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2017, the Company's General Insurance Group's ten largest reinsurers represented approximately 53% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Munich Re America, Inc. the largest reinsurer representing 13.1% of the total recoverable balance. Of the balances due from these ten reinsurers, 63.0% was recoverable from A or better rated reinsurance companies, 6.3% from an industry-wide insurance assigned risk pool, 26.0% from foreign unrated companies, and 4.7% from domestic unrated companies.

The following information relates to reinsurance and related data for the General Insurance and RFIG Run-off Groups for the three years ended December 31, 2017. Reinsurance transactions of the Title Insurance Group and small life and accident insurance operation are not material.

Years Ended December 31:		2017	2016	2015
General Insurance Group
Written premiums:	Direct	$4,422.4	$4,091.6	$3,964.3
	Assumed	59.0	48.4	73.8
	Ceded	$1,236.2	$1,134.7	$1,052.6

Earned premiums:	Direct	$4,307.5	$4,005.3	$3,839.2
	Assumed	49.7	50.8	64.3
	Ceded	$1,246.4	$1,119.8	$1,008.8
Claims ceded		$728.0	$620.6	$341.1

RFIG Run-off Business
Written premiums:	Direct	$119.0	$168.6	$214.0
	Assumed	—	—	—
	Ceded	$.5	$2.9	$5.1

Earned premiums:	Direct	$123.5	$173.0	$225.0
	Assumed	—	—	—
	Ceded	$.5	$2.9	$5.1
Claims ceded		$—	$.1	$.6

Mortgage Guaranty Insurance in force as of December 31:
	Direct	$16,543.9	$21,370.9	$27,561.7
	Assumed	—	—	—
	Ceded	$2.4	$14.3	$27.2

(b) Leases - Some of the Company's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $57.1, $55.7 and $54.7 in 2017, 2016 and 2015, respectively. These expenses relate primarily to building leases of the Company. A number of the Company's subsidiaries also lease other equipment for use in their businesses. At December 31, 2017, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2018: $58.1; 2019: $50.8; 2020: $38.7; 2021: $29.4; 2022: $23.7; 2023 and after: $109.4.

In February 2016, the FASB issued guidance on lease accounting which will be effective in 2019 and requires balance sheet recognition of all leases with a term greater than 12 months. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance, non-insurance, and ESSOP affiliates. At December 31, 2017, the aggregate principal amount of such guaranties was $115.3.

(d) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At year-end 2017, the Company did not have material non-claim litigation exposures in its consolidated business for which adequate claim and related expense provisions had not been made.

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2017 is presented below. In management's opinion, however, quarterly operating data for insurance enterprises such as the Company is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management's opinion, all adjustments consisting of normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the data which follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2017:
Operating Summary:
Net premiums, fees, and other income	$1,328.6	$1,391.0	$1,453.9	$1,468.3
Net investment income and realized gains (losses)	116.1	107.9	139.1	257.8
Total revenues	1,444.8	1,499.0	1,593.0	1,726.2
Benefits, claims, and expenses	1,280.1	1,352.7	1,533.3	1,371.5
Net income (loss)	$113.1	$101.6	$46.1	$299.6
Net income (loss) per share: Basic	$.43	$.39	$.18	$1.13
Diluted	$.39	$.35	$.17	$1.01
Average shares outstanding:
Basic	260,784,905	261,080,770	261,380,896	264,041,834
Diluted	298,239,349	298,313,246	298,529,626	300,846,014

Year Ended December 31, 2016:
Operating Summary:
Net premiums, fees, and other income	$1,273.0	$1,340.5	$1,392.9	$1,433.9
Net investment income and realized gains (losses)	140.4	101.5	102.9	114.7
Total revenues	1,413.5	1,442.2	1,496.0	1,548.7
Benefits, claims, and expenses	1,231.1	1,293.4	1,331.9	1,357.9
Net income (loss)	$122.9	$101.0	$110.9	$131.9
Net income (loss) per share: Basic	$.48	$.39	$.43	$.51
Diluted	$.43	$.35	$.39	$.46
Average shares outstanding:
Basic	258,657,939	259,093,314	259,414,230	259,711,126
Diluted	295,543,808	296,069,028	296,444,432	296,583,195

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

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal insurance coverages. Workers' compensation is the largest type of coverage underwritten by the General Insurance Group, accounting for 32.9% of the Group's direct premiums written in 2017. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including commercial automobile (principally trucking), general liability, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

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

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segment Reporting
Years Ended December 31:	2017	2016	2015
General Insurance:
Net premiums earned	$3,110.8	$2,936.3	$2,894.7
Net investment income and other income	420.8	418.4	418.5
Total revenues before realized gains or losses	$3,531.6	$3,354.7	$3,313.3
Income (loss) before taxes (credits) and
realized investment gains or losses (a)(c)	$340.3	$319.9	$336.4
Income tax expense (credits) on above	$170.6	$94.6	$111.6

Title Insurance:
Net premiums earned	$1,827.6	$1,742.4	$1,624.7
Title, escrow and other fees	459.5	464.2	420.5
Sub-total	2,287.2	2,206.6	2,045.3
Net investment income and other income	37.8	37.4	35.3
Total revenues before realized gains or losses	$2,325.0	$2,244.1	$2,080.7
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$237.1	$210.2	$166.8
Income tax expense (credits) on above	$79.7	$74.3	$58.2

RFIG Run-off Business:
Net premiums earned	$122.9	$170.0	$219.9
Net investment income and other income	21.7	23.2	25.1
Total revenues before realized gains or losses	$144.6	$193.2	$245.0
Income (loss) before taxes (credits) and
realized investment gains or losses (d)	$(73.5)	$69.8	$29.4
Income tax expense (credits) on above	$(77.0)	$24.0	$9.9

Consolidated Revenues:
Total revenues of above Company segments	$6,001.4	$5,792.1	$5,639.0
Other sources (b)	170.3	130.4	118.1
Consolidated net realized investment gains (losses)	211.6	72.8	91.3
Consolidation elimination adjustments	(120.1)	(94.9)	(82.3)
Consolidated revenues	$6,263.1	$5,900.5	$5,766.1

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$503.9	$600.0	$532.8
Other sources - net (b)	9.9	13.0	7.6
Consolidated net realized investment gains (losses)	211.6	72.8	91.3
Consolidated income (loss) before income taxes (credits)	$725.4	$686.0	$631.8

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$173.3	$193.0	$179.8
Other sources - net (b)	22.4	.4	(2.1)
Income tax expense (credits) on
consolidated net realized investment gains (losses)	(30.8)	25.5	31.9
Consolidated income tax expense (credits)	$164.8	$219.0	$209.6

December 31:	2017	2016
Consolidated Assets:
General Insurance	$16,055.5	$15,305.7
Title Insurance	1,466.0	1,423.0
RFIG Run-off Business	805.0	904.8
Total assets for above company segments	18,326.6	17,633.6
Other assets (b)	1,440.9	1,301.8
Consolidation elimination adjustments	(364.0)	(343.9)
Consolidated assets	$19,403.5	$18,591.6
__________

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $57.2, $51.9 and $41.6 for the years ended December 31, 2017, 2016, and 2015, respectively; Title - $7.8, $8.4 and $8.1 for the years ended December 31, 2017, 2016, and 2015, respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and accident insurance operation.

(c)	General Insurance income before taxes (credits) for 2017 includes hurricane-related claim costs currently estimated at $8.0.

(d)
RFIG Run-off income before taxes (credits) for 2017 include additional claim and related expense provisions of $130.0. These costs apply to the final settlements and probable dispositions of all known litigated and other claim costs incurred by the Company's run-off Financial Indemnity business during the Great Recession years and their aftermath.

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

	Assumed from Old Republic			Ceded to Old Republic
Years Ended December 31:	2017	2016	2015	2017	2016	2015
Premiums earned	$3.0	$3.8	$3.3	$.5	$.6	$.6
Commissions and fees	.6	1.0	.9	—	—	—
Losses and loss expenses	2.0	4.5	2.6	.1	.8	.9
Loss and loss expense reserves	15.0	15.3	12.7	4.9	5.2	4.7
Unearned premiums	$—	$1.4	$1.5	$.1	$.1	$.1

As of December 31, 2017 and 2016, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $32.7 and $30.6, respectively. AB&M's accounts are not consolidated with Old Republic's since it is owned by its policyholders and, in any event, their inclusion would not have a significant effect on Old Republic's consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Old Republic International Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A of the 2017 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.

Chicago, Illinois
February 28, 2018

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

Changes in Internal Control

During the three month period ended December 31, 2017, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017. Their report is shown on page 97 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 20, 2017.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2017, regarding the senior officers of the Company:

Name	Age	Position
Charles S. Boone	64	Senior Vice President - Investments and Treasurer since August, 2001.

W. Todd Gray	50	Senior Vice President - Operations and Finance of Old Republic General Insurance Companies since August 2015. Prior to joining Old Republic, Mr. Gray was an executive of Midland Company.

John R. Heitkamp, Jr.	63	Senior Vice President, Secretary and General Counsel since July, 2014.

Karl W. Mueller	58	Senior Vice President and Chief Financial Officer since October, 2004.

R. Scott Rager	69	President and Chief Operating Officer since June 2012; Senior Vice President - General Insurance since July, 2006.

Craig R. Smiddy	53
President and Chief Operating Officer of Old Republic General Insurance Companies since August 2015 and August, 2013, respectively. Prior to joining Old Republic, Mr. Smiddy was President of the Specialty Markets Division of Munich Reinsurance America, Inc.

Rande K. Yeager	69	Senior Vice President - Title Insurance since March, 2003; Chairman and Chief Executive Officer of Old Republic Title Insurance Companies since July, 2010 and March, 2002, respectively.

Aldo C. Zucaro	78
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

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 25, 2018. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2017 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under item 15. The Company has also posted the text of its code of ethics on its internet website at www.oldrepublic.com.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 25, 2018, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 25, 2018.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 25, 2018, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the "Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 25, 2018, which will be on file with the Commission.

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

(Registrant):    Old Republic International Corporation

By:	/s/ Aldo C. Zucaro	02/28/18
	Aldo C. Zucaro, Chairman of the Board,	Date
Chief Executive Officer and Director

By:	/s/ Karl W. Mueller	02/28/18
	Karl W. Mueller, Senior Vice President,	Date
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

/s/ Steven J. Bateman	/s/ Arnold L. Steiner
Steven J. Bateman, Director*	Arnold L. Steiner, Director*
/s/ Harrington Bischof	/s/ Fredricka Taubitz
Harrington Bischof, Director*	Fredricka Taubitz, Director*
/s/ Jimmy A. Dew	/s/ Charles F. Titterton
Jimmy A. Dew, Director*	Charles F. Titterton, Director*
/s/ John M. Dixon	/s/ Dennis P. Van Mieghem
John M. Dixon, Director*	Dennis P. Van Mieghem, Director*
/s/ Spencer LeRoy, III	/s/ Steven Walker
Spencer LeRoy, III, Director*	Steven Walker, Director*
/s/ Glenn W. Reed
Glenn W. Reed, Director*

* By /s/ Aldo C. Zucaro
Attorney-in-fact
Date: February 28, 2018

INDEX TO FINANCIAL STATEMENT SCHEDULES

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2017

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2017, 2016 and 2015

Schedule	IV -	Reinsurance for the years ended December 31, 2017, 2016 and 2015

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2017, 2016 and 2015

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, notes thereto, or elsewhere herein.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2017
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (1)	Fair Value	Amount at which shown in balance sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$1,423.7	$1,421.5	$1,421.5
Foreign government	130.6	130.7	130.7
Corporate, industrial and all other	6,607.8	6,730.0	6,730.0
	8,162.2	$8,282.3	8,282.3
Equity securities:
Non-redeemable preferred stocks	.6	$1.1	1.1
Common stocks:
Banks, trusts and insurance companies	117.6	174.5	174.5
Industrial, miscellaneous and all other	2,445.3	3,002.8	3,002.8
Indexed mutual funds	66.2	87.0	87.0
	2,629.9	$3,265.5	3,265.5
Short-term investments	670.1		670.1
Miscellaneous investments	29.1		29.1
Total	11,491.4		12,247.2
Held to maturity:
Fixed maturity securities:
States, municipalities and political subdivisions	1,067.4		1,067.4
Other investments	3.3		3.3
Total Investments	$12,562.2		$13,318.0
__________

(1)	Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2017	2016
Assets:
Bonds and notes	$10.5	$10.5
Short-term investments	272.9	203.8
Cash	20.0	19.9
Investments in, and indebtedness of related parties	6,365.6	5,831.0
Other assets	88.1	103.3
Total Assets	$6,757.3	$6,168.7

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$473.3	$169.8
Debt and debt equivalents	1,448.7	1,528.7
Indebtedness to affiliates and subsidiaries	101.9	9.4
Commitments and contingent liabilities
Total Liabilities	2,024.0	1,708.0

Common Shareholders' Equity:
Common stock	269.2	262.7
Additional paid-in capital	815.2	713.8
Retained earnings	3,206.9	3,199.6
Accumulated other comprehensive income (loss)	474.2	323.6
Unallocated ESSOP shares (at cost)	(32.4)	(39.2)
Total Common Shareholders' Equity	4,733.3	4,460.6
Total Liabilities and Common Shareholders' Equity	$6,757.3	$6,168.7

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Investment income from subsidiaries	$100.1	$76.3	$61.2
Real estate and other income	4.8	4.7	4.6
Other investment income	2.0	.7	.4
Total revenues	107.0	81.7	66.3

Expenses:
Interest - subsidiaries	.4	.3	.4
Interest - other	64.5	50.9	42.9
Real estate and other expenses	3.8	4.1	3.7
General expenses, taxes and fees	12.6	11.5	10.1
Total expenses	81.5	66.9	57.3
Revenues, net of expenses	25.4	14.8	8.9

Federal income taxes (credits)	34.1	4.4	2.7
Income (loss) before equity in earnings (losses) of subsidiaries	(8.6)	10.4	6.2

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	367.4	317.6	326.0
Earnings (losses) in excess of dividends	201.7	138.9	89.8

Net Income (Loss)	$560.5	$466.9	$422.1

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$560.5	$466.9	$422.1
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	(.1)	.2	(.2)
Income taxes - net	41.9	(8.5)	(18.0)
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	(201.9)	(138.9)	(89.8)
Accounts payable, accrued expenses and other	7.9	12.3	3.9
Total	408.2	332.1	317.8

Cash flows from investing activities:
Sale of fixed assets for company use	—	.3	.4
Net repayment (issuance) of notes to related parties	7.3	(665.2)	(6.5)
Net decrease (increase) in short-term investments	(69.0)	(54.9)	(24.5)
Investment in, and indebtedness of related parties-net	(178.7)	2.6	7.5
Total	(240.4)	(717.1)	(23.1)

Cash flows from financing activities:
Issuance of debentures and notes	—	576.8	—
Net receipt (repayment) of notes and loans from related parties	17.3	(2.7)	(75.2)
Issuance of common shares	17.8	8.4	12.0
Redemption of debentures and notes	(3.9)	(3.5)	(3.3)
Purchase of unallocated ESSOP shares	—	—	(34.0)
Dividends on common shares	(198.8)	(193.8)	(191.3)
Other - net	(.2)	(1.5)	(.4)
Total	(167.8)	383.5	(292.2)

Increase (decrease) in cash	—	(1.5)	2.3
Cash, beginning of year	19.9	21.4	19.0
Cash, end of year	$20.0	$19.9	$21.4

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

The Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes in early March, 2011. The notes bear interest at a rate of 3.75% per year, mature on March 15, 2018, and effective January 10, 2018 are convertible at any time prior to maturity by the holder into 68.4479 shares of common stock per one thousand dollar note. During 2017, $79.0 of the Notes were converted into 5,146,127 common shares.

In 2008, the Company secured a ten year $30.0 bank loan to enable its Employees Savings and Stock Ownership Plan ("ESSOP") to purchase Old Republic common stock. Principal amounts of $4.2 and $8.1 were outstanding as of December 31, 2017 and 2016, respectively. The average yield of the ESSOP bank loan was 4.57% and 3.98% at December 31, 2017 and 2016, respectively.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2017, 2016 and 2015
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Losses, Claims and Settlement Expenses	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2017:
Insurance Underwriting:
General Insurance Group	$294.3	$5,471.5	$1,597.3	$130.2	$3,110.8
Title Insurance Group	—	559.7	—	6.8	1,827.6
RFIG Run-off Business	—	271.7	5.1	—	122.9
Corporate & Other (1)	3.4	13.5	—	46.4	18.8
Reinsurance Recoverable (2)	—	2,921.1	369.0	21.1	—
Consolidated	$297.8	$9,237.6	$1,971.5	$204.7	$5,080.2

Year Ended December 31, 2016:
Insurance Underwriting:
General Insurance Group	$266.4	$5,249.9	$1,455.8	$123.1	$2,936.3
Title Insurance Group	—	602.0	—	7.3	1,742.4
RFIG Run-off Business	—	574.0	8.6	—	170.0
Corporate & Other (1)	7.5	13.8	—	37.9	20.1
Reinsurance Recoverable (2)	—	2,766.1	378.4	23.5	—
Consolidated	$274.0	$9,206.0	$1,842.9	$192.0	$4,868.9

Year Ended December 31, 2015:
Insurance Underwriting:
General Insurance Group	$243.4	$5,053.1	$1,374.5	$121.9	$2,894.7
Title Insurance Group	—	580.8	—	7.3	1,624.7
RFIG Run-off Business	—	736.7	13.7	—	219.9
Corporate & Other (1)	11.9	16.9	—	37.6	19.4
Reinsurance Recoverable (2)	—	2,732.5	360.5	29.4	—
Consolidated	$255.4	$9,120.1	$1,748.7	$196.4	$4,758.8
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, a small life & accident insurance operation and consolidation elimination adjustments.

(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.3 billion, $3.1 billion, and $3.1 billion at December 31, 2017, 2016 and 2015, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2017, 2016 and 2015
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2017:
Insurance Underwriting:
General Insurance Group	$318.9	$2,234.4	$449.9	$506.8	$3,245.2
Title Insurance Group	37.3	20.8	—	2,067.0	1,827.6
RFIG Run-off Business	21.7	197.8	—	20.3	118.4
Corporate & Other (1)	31.4	25.7	4.1	10.3	18.8
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$409.4	$2,478.8	$454.0	$2,604.7	$5,210.1

Year Ended December 31, 2016:
Insurance Underwriting:
General Insurance Group	$312.1	$2,143.1	$389.1	$502.4	$3,005.3
Title Insurance Group	36.2	84.3	—	1,949.4	1,742.4
RFIG Run-off Business	23.2	102.6	—	20.8	165.6
Corporate & Other (1)	15.4	17.7	4.6	—	20.1
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$387.0	$2,347.9	$393.7	$2,472.8	$4,933.6

Year Ended December 31, 2015:
Insurance Underwriting:
General Insurance Group	$312.1	$2,143.5	$388.3	$444.9	$2,985.5
Title Insurance Group	34.0	99.2	—	1,814.5	1,624.7
RFIG Run-off Business	25.1	193.6	—	21.9	208.8
Corporate & Other (1)	17.2	22.8	7.8	(2.6)	5.0
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$388.6	$2,459.3	$396.1	$2,278.9	$4,824.1
__________

(1)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, a small life & accident insurance operation and consolidation elimination adjustments.

(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.3 billion, $3.1 billion, and $3.1 billion at December 31, 2017, 2016 and 2015, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2017, 2016 and 2015
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2017:
Life insurance in force	$4,860.6	$2,552.5	$—	$2,308.0	—%

Premium Revenues:
General Insurance	$4,307.5	$1,246.4	$49.7	$3,110.8	1.6%
Title Insurance	1,825.7	.2	2.0	1,827.6	.1
RFIG Run-off	123.5	.5	—	122.9	—
Life and Health Insurance:
Life insurance	13.3	6.2	—	7.1	—
Accident and health insurance	26.4	14.7	—	11.6	—
Total Life & Health Insurance	39.8	20.9	—	18.8	—
Consolidating adjustments	—	(3.7)	(3.7)	—	—
Consolidated	$6,296.6	$1,264.5	$48.1	$5,080.2	.9%

Year Ended December 31, 2016:
Life insurance in force	$5,825.9	$3,005.6	$—	$2,820.3	—%

Premium Revenues:
General Insurance	$4,005.3	$1,119.8	$50.8	$2,936.3	1.7%
Title Insurance	1,740.5	—	1.9	1,742.4	.1
RFIG Run-off	173.0	2.9	—	170.0	—
Life and Health Insurance:
Life insurance	15.8	5.0	—	10.8	—
Accident and health insurance	31.9	22.5	—	9.3	—
Total Life & Health Insurance	47.7	27.5	—	20.1	—
Consolidating adjustments	—	(7.0)	(7.0)	—	—
Consolidated	$5,966.7	$1,143.4	$45.7	$4,868.9	.9%

Year Ended December 31, 2015:
Life insurance in force	$6,490.0	$3,226.3	$—	$3,263.7	—%

Premium Revenues:
General Insurance	$3,839.2	$1,008.8	$64.3	$2,894.7	2.2%
Title Insurance	1,623.3	—	1.4	1,624.7	.1
RFIG Run-off	225.0	5.1	—	219.9	—
Life and Health Insurance:
Life insurance	16.9	6.5	—	10.4	—
Accident and health insurance	51.8	42.7	—	9.0	—
Total Life & Health Insurance	68.8	49.3	—	19.4	—
Consolidating adjustments	—	(26.4)	(26.4)	—	—
Consolidated	$5,756.4	$1,036.9	$39.3	$4,758.8	.8%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2017, 2016 and 2015
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2017:
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
__________

(1)
A valuation allowance was held against deferred tax assets as of December 31, 2014 related to certain tax credit carryforwards which the Company did not expect to realize. In 2015, the Company released the valuation allowance previously established. In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all gross deferred tax assets at year-end 2017 will more likely than not be fully realized.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2017, 2016 and 2015
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (1)	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses (2)	Discount, If Any, Deducted in Column C	Unearned Premiums (2)

Year Ended December 31:
2017	$294.3	$5,495.3	$240.7	$1,597.3
2016	266.4	5,443.4	231.9	1,455.8
2015	243.4	5,208.2	228.6	1,374.5

Column A	Column F	Column G	Column H

		Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to
Affiliation With Registrant (1)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2017	$3,123.8	$320.2	$2,383.8	$(34.5)
2016	2,952.1	313.3	2,172.5	2.5
2015	2,918.6	313.0	2,167.4	41.2

Column A	Column I	Column J	Column K

Affiliation With Registrant (1)	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written

Year Ended December 31:
2017	$449.9	$2,297.5	$3,257.2
2016	389.1	1,939.9	3,021.8
2015	388.3	1,830.1	3,005.8
__________

(1)
Includes consolidated property-casualty entities. The amounts relating to the Company's unconsolidated property-casualty subsidiaries and the proportionate share of the registrant's and its subsidiaries' 50%-or-less owned property-casualty equity investees are immaterial and have, therefore, been omitted from this schedule.

(2)	See note (2) to Schedule III.

EXHIBIT INDEX

An index of exhibits required by Item 601 of Regulation S-K follows:

(3)	Articles of incorporation and by-laws.

	(A)	*	Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant's June 30, 2014 report on Form 10-Q).

	(B)	*	By-laws, as amended. (Exhibit 99.2 to Form 8-K filed August 23, 2013).

(4)	Instruments defining the rights of security holders, including indentures.

	(A)	*	Amended and Restated Rights Agreement dated as of June 26, 2017 between Old Republic International Corporation and Wells Fargo Bank, NA. (Exhibit 4.1 to Registrant's Form 8-A/A filed August 28, 2017).

	(B)	*	Agreement to furnish certain long-term debt instruments to the Securities & Exchange Commission upon request. (Exhibit 4(D) to Registrant's Form 8 dated August 28, 1987).

	(C)	*
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

(10)	Material contracts.

**	(A)	*	Old Republic International Corporation 2005 Key Employees Performance Recognition Plan. (Exhibit 10(B) to Registrant's Annual Report on Form 10-K for 2006.)

**	(B)		Amendments to the Old Republic International Corporation 2005 Key Employees Performance Recognition Plan.

**	(C)	*	Amended and Restated Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 10(a) to Registrant's March 31, 2014 report on From 10-Q).

**	(D)	*	Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2008).

**	(E)	*	Old Republic International Corporation 2016 Incentive Compensation Plan. (Exhibit 99.1 to Registrant's Form 8-K filed May 28, 2015).

**	(F)
Forms of Agreement for Old Republic International Corporation to use as a Sign-On Restricted Stock Award or as a Restricted Stock Award for awards granted to certain employees or officers of the Registrant or its Subsidiaries.

**	(G)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

**	(H)	*	ORI Great West Holdings, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(P) to Registrant's Annual Report on Form 10-K for 2006).

(Exhibit Index, Continued)

	(I)	*	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies. (Exhibit 10(a) to Registrant's March 31, 2013 report on Form 10-Q).

(21)			Subsidiaries of the registrant.

(23.1)			Consent of KPMG LLP.

(24)			Powers of attorney.

(31.1)			Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)			Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)			Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)			Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(101.INS)			XBRL Instance Document

(101.SCH)			XBRL Taxonomy Extension Schema

(101.CAL)			XBRL Taxonomy Extension Calculation Linkbase

(101.DEF)			XBRL Taxonomy Extension Definition Linkbase

(101.LAB)			XBRL Taxonomy Extension Label Linkbase

(101.PRE)			XBRL Taxonomy Extension Presentation Linkbase

*	Exhibit incorporated herein by reference.

**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.