Form 10-Q
period 2018-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2018-05-09
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: March 31, 2018 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding March 31, 2018
Common Stock / $1 par value	302,185,787

There are 51 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2018

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 17

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	18 - 47

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	48

	CONTROLS AND PROCEDURES	48

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	49

	ITEM 1A - RISK FACTORS	49

	ITEM 6 - EXHIBITS	49

SIGNATURE		50

EXHIBIT INDEX		51

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	March 31,	December 31,
	2018	2017
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,136.8 and $8,162.2)	$8,107.8	$8,282.3
Short-term investments (at fair value which approximates cost)	474.9	670.1
Miscellaneous investments	30.0	29.1
Total	8,612.9	8,981.6
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $1,038.0 and $1,069.2)	1,061.8	1,067.4
Equity securities (at fair value) (cost: $2,666.1 and $2,629.9)	3,149.7	3,265.5
Other investments	3.6	3.3
Total investments	12,828.2	13,318.0
Other Assets:
Cash	103.4	125.9
Securities and indebtedness of related parties	22.4	12.8
Accrued investment income	94.3	92.4
Accounts and notes receivable	1,516.1	1,469.7
Prepaid federal income taxes	114.3	114.3
Reinsurance balances and funds held	148.8	141.6
Reinsurance recoverable: Paid losses	70.9	60.5
Policy and claim reserves	3,330.9	3,311.3
Deferred policy acquisition costs	304.2	297.8
Sundry assets	464.7	458.8
Total Other Assets	6,170.6	6,085.5
Total Assets	$18,998.8	$19,403.5
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,272.4	$9,237.6
Unearned premiums	2,060.9	1,971.5
Other policyholders' benefits and funds	206.5	204.7
Total policy liabilities and accruals	11,540.0	11,413.9
Commissions, expenses, fees, and taxes	504.2	547.7
Reinsurance balances and funds	605.0	566.9
Federal income tax payable: Current	27.2	6.5
Deferred	33.4	100.5
Debt	974.1	1,448.7
Sundry liabilities	265.9	585.8
Commitments and contingent liabilities
Total Liabilities	13,950.2	14,670.2
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	302.1	269.2
Additional paid-in capital	1,267.9	815.2
Retained earnings	3,658.1	3,206.9
Accumulated other comprehensive income (loss)	(148.9)	474.2
Unallocated ESSOP shares (at cost)	(30.6)	(32.4)
Total Common Shareholders' Equity	5,048.6	4,733.3
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$18,998.8	$19,403.5
________

(1)
At March 31, 2018 and December 31, 2017, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 302,185,787 and 269,238,727 were issued as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2018	2017
Revenues:
Net premiums earned	$1,231.0	$1,201.3
Title, escrow, and other fees	99.3	99.7
Total premiums and fees	1,330.4	1,301.0
Net investment income	105.8	101.2
Other income	30.6	27.6
Total operating revenues	1,466.8	1,429.9
Investment gains (losses):
Realized from actual transactions	15.5	14.8
Unrealized from change in fair value of
equity securities	(152.0)	—
Impairments	—	—
Total realized and unrealized investment
gains (losses)	(136.4)	14.8
Total revenues	1,330.4	1,444.8

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	590.1	559.2
Dividends to policyholders	3.8	4.1
Underwriting, acquisition, and other expenses	728.0	700.2
Interest and other charges	14.4	16.4
Total expenses	1,336.4	1,280.1
Income (loss) before income taxes (credits)	(6.0)	164.7

Income Taxes (Credits):
Current	26.0	51.9
Deferred	(36.1)	(.3)
Total	(10.1)	51.6

Net Income	$4.0	$113.1

Net Income Per Share:
Basic	$.01	$.43
Diluted	$.01	$.39

Average shares outstanding: Basic	278,116,902	260,784,905
Diluted	279,528,034	298,239,349

Dividends Per Common Share:
Cash	$.1950	$.1900

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2018	2017
Net Income As Reported	$4.0	$113.1

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities before
reclassifications	(148.6)	80.0
Amounts reclassified as investment gains
from sales in the statements of income	(.5)	(14.8)
Pretax unrealized gains (losses) on securities	(149.2)	65.2
Deferred income taxes (credits)	(31.3)	22.7
Net unrealized gains (losses) on securities, net of tax	(117.8)	42.5
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.8	.1
Net adjustment related to defined benefit
pension plans	.8	.1
Deferred income taxes (credits)	.1	—
Net adjustment related to defined benefit pension
plans, net of tax	.6	—
Foreign currency translation and other adjustments	(3.7)	1.5
Net adjustments	(120.9)	44.1
Comprehensive Income (Loss)	$(116.8)	$157.2

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$4.0	$113.1
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(6.4)	(7.6)
Premiums and other receivables	(46.4)	(70.8)
Unpaid claims and related items	65.1	24.4
Unearned premiums and other policyholders' liabilities	41.1	50.5
Income taxes	(15.0)	56.5
Prepaid federal income taxes	—	(31.8)
Reinsurance balances and funds	20.5	42.3
Realized investment (gains) losses from actual sale transactions	(15.5)	(14.8)
Unrealized investment (gains) losses from changes in fair value
of equity securities	152.0	—
Accounts payable, accrued expenses and other	(68.7)	(15.6)
Total	130.8	146.1

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	196.8	139.8
Sales	144.0	107.9
Sales of:
Equity securities	81.2	40.3
Other - net	4.7	6.8
Purchases of:
Fixed maturity securities:
Available for sale	(324.9)	(197.6)
Held to maturity	—	(87.3)
Equity securities	(103.1)	(95.9)
Other - net	(13.5)	(13.6)
Net decrease (increase) in short-term investments	195.1	27.2
Other - net	(1.5)	—
Total	178.9	(72.3)

Cash flows from financing activities:
Issuance of common shares	6.2	11.1
Redemption of debentures and notes	(4.7)	(3.9)
Dividends on common shares	(324.1)	(49.3)
Other - net	(9.5)	—
Total	(332.2)	(42.2)

Increase (decrease) in cash	(22.5)	31.5
Cash, beginning of period	125.9	145.7
Cash, end of period	$103.4	$177.2

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$29.5	$30.9
Income taxes	$5.2	$(5.0)

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1. Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2017 Annual Report on Form 10-K incorporated herein by reference.

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective and are further discussed below.

Effective January 1, 2018, the Company adopted FASB guidance on the recognition and measurement of financial instruments. The impact of the Company’s adoption of this pronouncement and the related interim disclosure requirements have been included in the pertinent note herein.

In addition, effective January 1, 2018, the Company adopted the FASB's comprehensive revenue recognition standard which applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. The Company’s adoption of this standard did not have an effect on its insurance contract revenues and based on its evaluation of certain less significant revenue streams generated from contracts with customers, does not have a material impact on the consolidated financial statements.

The Company recognized total contract revenue from customers of $40.7 and $37.7 for the period ended March 31, 2018 and 2017, respectively. Of these amounts, approximately $26.7 (65.6%) and $24.2 (64.2%) were generated from claims handling and related ancillary services (i.e. risk control services) provided to customers within the Company’s General Insurance segment. Claims handling revenues are recognized on a straight-line basis over the contract period (generally one year) which is commensurate with the entity’s efforts relative to claims adjudication. The related ancillary services revenues are recognized as services are provided and invoiced to the customer. Additionally, revenues from contracts with customers generated from the Company’s Title Insurance segment, consisting primarily of valuation and default title services, and software licensing arrangements totaled $12.9 (31.7%) and $12.5 (33.2%) for the period ended March 31, 2018 and 2017, respectively. Such revenues are generally recognized at a point in time upon completion and invoicing of the services, or in the case of software maintenance agreements, on a straight-line basis over the life of the contract (generally one year).

Furthermore, effective January 1, 2017, the Company adopted new FASB guidance on accounting for share-based payment award transactions. The Company’s adoption of this guidance did not have a material impact on the consolidated financial statements.

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

	Quarters Ended
	March 31,
	2018	2017
Numerator:
Net income	$4.0	$113.1
Numerator for basic earnings per share -
income available to common stockholders	4.0	113.1
Adjustment for interest expense incurred on
assumed conversion of convertible notes	—	3.6
Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversion of convertible notes	$4.0	$116.7

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	278,116,902	260,784,905
Effect of dilutive securities - stock based
compensation awards	1,411,132	1,703,231
Effect of dilutive securities - convertible senior notes	—	35,751,213
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	279,528,034	298,239,349
Earnings per share: Basic	$.01	$.43
Diluted	$.01	$.39

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	1,539,500	—
Convertible senior notes	21,773,776	—
Total	23,313,276	—
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

3. Investments:

The Company may classify its fixed maturity invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of March 31, 2018 and December 31, 2017, the majority of the Company's fixed maturity invested assets were classified as "available for sale."

Fixed maturity securities classified as "available for sale" are included at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity while fixed maturity securities classified as "held to maturity" are carried at amortized cost. Effective January 1, 2018, preferred and common stocks (equity securities) are included at fair value with changes in such values reflected as investment gains (losses) in the consolidated statements of income. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from independent pricing services as applicable.

The Company reviews the status and fair value changes of each of its fixed maturity investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the quarters ended March 31, 2018 and 2017.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
March 31, 2018:
Available for sale:
U.S. & Canadian Governments	$1,455.2	$2.8	$22.4	$1,435.6
Corporate	6,681.6	66.7	76.1	6,672.1
	$8,136.8	$69.6	$98.6	$8,107.8

Held to maturity:
Tax-exempt	$1,061.8	$.8	$24.6	$1,038.0

December 31, 2017:
Available for sale:
U.S. & Canadian Governments	$1,554.3	$6.5	$8.7	$1,552.2
Corporate	6,607.8	140.8	18.6	6,730.0
	$8,162.2	$147.4	$27.3	$8,282.3

Held to maturity:
Tax-exempt	$1,067.4	$10.0	$8.3	$1,069.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at March 31, 2018:
Available for sale:
Due in one year or less	$737.6	$741.1
Due after one year through five years	4,296.1	4,295.3
Due after five years through ten years	3,000.9	2,963.8
Due after ten years	102.0	107.5
	$8,136.8	$8,107.8

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	93.1	91.1
Due after five years through ten years	960.5	938.7
Due after ten years	8.1	8.1
	$1,061.8	$1,038.0

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018:

Fixed Maturity Securities:
U.S. & Canadian Governments	$761.3	$13.4	$382.8	$8.9	$1,144.1	$22.4
Tax-exempt	507.8	7.1	404.3	17.4	912.2	24.6
Corporate	2,992.9	53.5	664.0	22.6	3,657.0	76.1
Total	$4,262.2	$74.1	$1,451.2	$49.1	$5,713.5	$123.2

December 31, 2017:

Fixed Maturity Securities:
U.S. & Canadian Governments	$1,080.9	$8.6	$29.5	$—	$1,110.5	$8.7
Tax-exempt	321.9	4.8	134.7	3.4	456.6	8.3
Corporate	1,660.9	15.0	145.9	3.6	1,806.9	18.6
Subtotal	3,063.9	28.5	310.2	7.2	3,374.1	35.7
Equity Securities	354.0	23.2	—	—	354.0	23.2
Total	$3,417.9	$51.7	$310.2	$7.2	$3,728.2	$58.9

At March 31, 2018, the Company held 1,296 fixed maturity securities in an unrealized loss position, representing 65.9% of the total number of such issues it held. At December 31, 2017, the Company held 742 fixed maturity and 9 equity securities in an unrealized loss position, representing 37.6% (as to fixed maturities) and 9.5% (as to equity securities) of the total number of such issues it held. Of the securities in an unrealized loss position, 353 and 104 fixed maturity securities had been in a continuous unrealized loss position for more than 12 months as of March 31, 2018 and December 31, 2017, respectively. The unrealized losses on these fixed income securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

A summary of the Company's equity securities follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
March 31, 2018	$2,666.1	$526.6	$42.9	$3,149.7
December 31, 2017	$2,629.9	$658.8	$23.2	$3,265.5

Effective January 1, 2018, the Company adopted a new accounting standard which requires the recognition of changes in fair value of equity securities in net income. The cumulative-effect adjustment resulting from the adoption of the new standard was to reclassify $502.1 from accumulated other comprehensive income to retained earnings; total shareholders' equity remained unchanged. During the first quarter 2018, the Company recognized unrealized investment losses of $152.0 emanating from changes in the fair value of equity securities in the consolidated statements of income. Of this amount, $131.3 was related to changes in the fair value of equity securities still held at March 31, 2018.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of March 31, 2018 and December 31, 2017.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2018:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$645.7	$789.9	$—	$1,435.6
Corporate	—	6,661.6	10.5	6,672.1
Short-term investments	474.9	—	—	474.9
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,038.0	—	1,038.0
Equity securities	$3,148.6	$—	$1.1	$3,149.7

As of December 31, 2017:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$761.4	$790.8	$—	$1,552.2
Corporate	—	6,719.5	10.5	6,730.0
Short-term investments	670.1	—	—	670.1
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,069.2	—	1,069.2
Equity securities	$3,264.4	$—	$1.1	$3,265.5

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2018.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date.

Realized investment gains and losses, which result from sales or write-downs of securities are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Also, effective January 1, 2018, unrealized gains and (losses) from changes in fair value of equity securities are recorded as investment gains (losses) in the income statement. Unrealized investment gains and losses on fixed maturity securities, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At March 31, 2018, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended
	March 31,
	2018	2017
Investment income from:
Fixed maturity securities	$74.2	$74.2
Equity securities	30.4	26.1
Short-term investments	1.9	.8
Other sources	.9	1.2
Gross investment income	107.5	102.4
Investment expenses (a)	1.7	1.1
Net investment income	$105.8	$101.2

Investment gains (losses):
From actual sale transactions:
Fixed maturity securities:
Gains	$.4	$2.8
Losses	(.1)	(.1)
Net	.2	2.6
Equity securities:
Gains	14.9	12.1
Losses	—	—
Net	14.9	12.1
Other long-term investments, net	.2	—
Total from actual sale transactions	15.5	14.8
From unrealized changes in fair value of equity securities	(152.0)	—
From impairments	—	—
Total investment gains (losses)	(136.4)	14.8
Income taxes (credits)	(28.7)	5.1
Net investment gains (losses)	$(107.7)	$9.6

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$(148.7)	$17.0
Less: Deferred income taxes (credits)	(31.3)	5.9
	(117.4)	11.1

Equity securities & other long-term investments	(.4)	48.1
Less: Deferred income taxes (credits)	—	16.7
	(.3)	31.3
Net changes in unrealized investment gains (losses)	$(117.8)	$42.5
__________

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.1 for both the quarters ended March 31, 2018 and 2017.

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

The Company’s accounting policy regarding the establishment of claim reserve estimates is described in Note 1(h) to the consolidated financial statements included in Old Republic’s 2017 Annual Report on Form 10-K. The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the periods shown.

	Quarters Ended
	March 31,
	2018	2017
Gross reserves at beginning of period	$9,237.6	$9,206.0
Less: reinsurance losses recoverable	2,921.1	2,766.1
Net reserves at beginning of period:
General Insurance	5,471.5	5,249.9
Title Insurance	559.7	602.0
RFIG Run-off	271.7	574.0
Other	13.5	13.8
Sub-total	6,316.4	6,439.8
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	546.3	513.3
Title Insurance	21.1	21.3
RFIG Run-off (a)	18.7	32.8
Other	5.7	7.0
Sub-total	591.9	574.6
Change in provision for insured events of prior years:
General Insurance	15.9	10.1
Title Insurance	(8.2)	(10.3)
RFIG Run-off (a)	(7.2)	(13.0)
Other	(2.3)	(1.8)
Sub-total	(1.8)	(15.1)
Total incurred claims and claim adjustment expenses (a)	590.1	559.5
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	104.2	94.1
Title Insurance	.1	.2
RFIG Run-off (a)(b)	—	.2
Other	2.2	2.5
Sub-total	106.7	97.1
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	368.0	367.5
Title Insurance	13.6	14.7
RFIG Run-off (b)	34.0	53.4
Other	2.4	2.2
Sub-total	418.1	437.8
Total payments (b)	524.8	535.0
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable: (c)
General Insurance	5,561.5	5,311.7
Title Insurance	558.7	598.1
RFIG Run-off	249.1	540.2
Other	12.2	14.2
Sub-total	6,381.7	6,464.3
Reinsurance losses recoverable	2,890.7	2,766.9
Gross reserves at end of period	$9,272.4	$9,231.3
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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $1.2 and $1.7 for the year-to-date periods ended March 31, 2018 and 2017, respectively. The provision for insured events of prior years for the periods shown in the table was (increased) reduced by estimated coverage rescissions and claims denials of $(2.1) and $(1.6), respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

(b)	Rescissions reduced the Company's paid losses by an estimated $1.4 and $3.0 for the year-to-date periods ended March 31, 2018 and 2017, respectively.

(c)	Net reserves for claims that have been incurred but are not yet reported ("IBNR") carried in each segment were as follows:

	March 31,	March 31,	December 31,
	2018	2017	2017
General Insurance	$2,686.9	$2,515.3	$2,585.9
Title Insurance	478.0	521.5	479.3
RFIG Run-off	30.0	208.6	30.5
Other	4.7	5.0	4.7
Total	$3,199.8	$3,250.6	$3,100.6

5. Employee Benefit Plans:

The Company had an active pension plan (the "Plan") covering a portion of its work force until December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan was closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retained all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly periods ended March 31, 2018 and 2017 were not material to Old Republic's consolidated statements of income.

6. Information About Segments of Business:

Old Republic is engaged in the single business of insurance underwriting and related services. The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its General Insurance Group (property and liability insurance), Title Insurance Group, and the Republic Financial Indemnity Group ("RFIG") Run-off Business. The results of a small life & accident insurance business are included with those of its holding company parent and minor corporate services operations. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude investment gains or losses and other-than-temporary impairments as these are aggregated in the consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

	Quarters Ended
	March 31,
	2018	2017
General Insurance:
Net premiums earned	$791.2	$742.8
Net investment income and other income	113.5	106.2
Total revenues before investment gains or losses	$904.8	$849.0
Income before income taxes (credits) and investment
gains or losses (a)	$83.3	$93.7
Income tax expense (credits) on above	$11.5	$28.0

Title Insurance:
Net premiums earned	$414.5	$418.3
Title, escrow and other fees	99.3	99.7
Sub-total	513.8	518.0
Net investment income and other income	9.7	9.7
Total revenues before investment gains or losses	$523.6	$527.8
Income before income taxes (credits) and investment
gains or losses (a)	$29.5	$40.4
Income tax expense (credits) on above	$6.3	$13.8

RFIG Run-off Business:
Net premiums earned	$21.3	$35.5
Net investment income and other income	5.3	5.5
Total revenues before investment gains or losses	$26.7	$41.1
Income before income taxes (credits) and investment
gains or losses	$10.9	$14.5
Income tax expense (credits) on above	$2.2	$5.2

Consolidated Revenues:
Total revenues of above Company segments	$1,455.2	$1,418.0
Other sources (b)	41.4	41.9
Consolidated investment gains (losses):
Realized from actual transactions	15.5	14.8
Unrealized from changes in fair value of equity securities	(152.0)	—
Total realized and unrealized investment gains (losses)	(136.4)	14.8
Consolidation elimination adjustments	(29.7)	(29.9)
Consolidated revenues	$1,330.4	$1,444.8

Consolidated Income (Loss) Before Income
Taxes (Credits):
Total income before income taxes (credits)
and investment gains or losses of
above Company segments	$123.8	$148.7
Other sources - net (b)	6.5	1.1
Consolidated investment gains (losses):
Realized from actual transactions	15.5	14.8
Unrealized from changes in fair value of equity securities	(152.0)	—
Total realized and unrealized investment gains (losses)	(136.4)	14.8
Consolidated income (loss) before income
taxes (credits)	$(6.0)	$164.7

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$20.1	$47.1
Other sources - net (b)	(1.5)	(.7)
Income tax expense (credits) on consolidated
investment gains (losses)	(28.7)	5.1
Consolidated income tax expense (credits)	$(10.1)	$51.6

	March 31,	December 31,
	2018	2017
Consolidated Assets:
General Insurance	$16,015.8	$16,055.5
Title Insurance	1,401.5	1,466.0
RFIG Run-off Business	777.3	805.0
Total assets for the above company segments	18,194.8	18,326.6
Other assets (b)	1,109.9	1,440.9
Consolidation elimination adjustments	(305.9)	(364.0)
Consolidated assets	$18,998.8	$19,403.5
__________

(a)
Income before income taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $15.4 and $14.1 for the quarters ended March 31, 2018 and 2017, respectively, and Title - $1.4 and $2.1 for the quarters ended March 31, 2018 and 2017, respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and accident insurance operation.

7. Commitments and Contingent Liabilities:

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. At March 31, 2018, the Company did not have material non-claim litigation exposures in its consolidated business for which adequate claim and related expense provisions had not been made.

8. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$—	$—	$470.6	$652.2
4.875% Senior Notes due 2024	396.3	422.5	396.2	430.3
3.875% Senior Notes due 2026	545.3	541.4	545.1	553.9
ESSOP debt	—	—	4.2	4.2
Other miscellaneous debt with an average yield of 2.97%
and 2.45%, respectively	32.4	32.5	32.4	32.5
Total debt	$974.1	$996.5	$1,448.7	$1,673.2

During the first quarter 2018, the Company's outstanding aggregate principal amount of the 3.75% Convertible Senior Notes were converted into 32,229,787 shares of Old Republic common stock.

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
March 31, 2018	$974.1	$996.5	$—	$964.0	$32.5
December 31, 2017	$1,448.7	$1,673.2	$—	$1,636.5	$36.7

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

The Tax Cuts and Jobs Act ("TCJA") was enacted into law on December 22, 2017. The TCJA, among its many elements, lowered the nominal federal corporate tax rate to 21.0% from 35.0%. The Internal Revenue Service ("IRS") requires the Company's insurance subsidiaries to discount loss reserves using either company specific payment patterns, or industry average tables published by the IRS. The Company has previously elected to follow the IRS industry average tables. The TCJA requires the IRS to publish tables linking the interest rates used to discount loss reserves to the corporate bond yield curve as opposed to the Federal mid-term rates used under the old law. As of the date of this report, the IRS has not published the updated tables. Accordingly, the Company is unable to make a reasonable estimate of any adjustment resulting from the application of the new IRS published discount rates. The Company has used the most recently published IRS tables for the preparation of the accompanying consolidated financial statements. Any adjustment to the loss reserve discount will be recorded in the period in which additional information becomes available.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2018 and 2017
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for .3% of consolidated operating revenues for the quarter ended March 31, 2018 and .8% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic's 2017 Annual Report on Form 10-K.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the operating and net income amounts shown in the following table. Pretax operating income dropped across most segments in this year’s first quarter. On the other hand, post-tax operating income rose as it benefitted from lower corporate income tax rates. Net income was affected by the same factor, as well as the inclusion of unrealized fair-value investment gains (losses) on equity securities for the first time beginning in 2018. As a consequence, year-over-year post-tax operating and net income are not fully comparable among the periods reported upon. The table following the Financial Highlights shows the impact of these factors on period-to-period comparisons.

Financial Highlights
	Quarters Ended March 31,
	2018	2017	Change
Operating revenues:
General insurance	$904.8	$849.0	6.6%
Title insurance	523.6	527.8	(.8)
Corporate and other	11.6	11.9	(2.2)
Subtotal	1,440.1	1,388.8	3.7
RFIG run-off business	26.7	41.1	(35.0)
Total	$1,466.8	$1,429.9	2.6%
Pretax operating income (loss):
General insurance	$83.3	$93.7	(11.1)%
Title insurance	29.5	40.4	(27.0)
Corporate and other	6.5	1.1	N/M
Subtotal	119.4	135.3	(11.8)
RFIG run-off business	10.9	14.5	(24.2)
Total	130.4	149.8	(13.0)
Pretax investment gains (losses):
Realized from actual transactions	15.5	14.8	4.7
Unrealized from changes in fair
value of equity securities	(152.0)	—	N/A
Total realized and unrealized
investment gains (losses)	(136.4)	14.8	N/M
Consolidated pretax income (loss)	(6.0)	164.7	(103.7)
Income taxes (credits)	(10.1)	51.6	(119.7)
Net income (loss)	$4.0	$113.1	(96.4)%
Components of post-tax diluted
earnings per share:
Net operating income (loss):
General insurance	$0.26	$0.22	18.2%
Title insurance	0.08	0.09	(11.1)
Corporate and other	0.03	0.02	50.0
Subtotal	0.37	0.33	12.1
RFIG run-off business	0.03	0.03	—
Net operating income (loss)	0.40	0.36	11.1
Net realized investment gains (losses)
from actual sale transactions	0.04	0.03	33.3
Subtotal	0.44	0.39	12.8
Net unrealized investment gains
(losses) from changes in fair
value of equity securities	(0.43)	—	N/A
Net income (loss)	$0.01	$0.39	(97.4)%
Cash dividends declared per share	$0.1950	$0.1900	2.6%
Ending book value per share	$16.82	$17.58	(4.3)%
__________________
N/M = Not meaningful / N/A = Not applicable

Effective January 1, 2018, two significant events have occurred that have a bearing on the reporting of consolidated pretax income, as well as post-tax net operating and net income. The first arises from a new rule of the Financial Accounting Standards Board (“FASB”) which requires the inclusion of unrealized investment gains or losses emanating from changes in the fair value of equity (but not fixed maturity) securities in the determination of pre and post-tax net income. The second emanates from a reduction of nominal Federal corporate income tax rates from 35% to 21%.

To enhance a comparison of reported earnings among the periods reported upon, the following table shows the resulting effective income tax rates and the inclusion of changes in fair value of equity securities in 2017 results as if the new rule applied to that year.

	Quarters Ended March 31,
	2018	2017		Change

Pretax operating income	$130.4	$149.8		(13.0)%
Income tax expense (effective rates 14.3% and 31.0%)(a)	18.5	46.4		(59.9)
Net operating income	111.8	103.4		8.1
Realized investment gains (losses) from actual sale transactions	15.5	14.8		4.7
Income tax expense (effective rates 21.0% and 35.0%)(a)	3.2	5.1		(37.2)
Net realized investment gains (losses)	12.2	9.6		27.3
Combined pretax operating income and realized investment gains (losses)	145.9	164.7		(11.4)
Income tax expense (effective rates 15.0% and 31.3%)(a)	21.8	51.6		(57.6)
Combined net operating income and realized investment gains
(losses)	124.0	113.1		9.7%
Unrealized gains (losses) from changes in fair value of equity securities	(152.0)	47.9	(b)
Income tax expense (effective rates 21.0% and 35.0%)(a)	(32.0)	16.7	(b)
Net unrealized gains (losses)	(120.0)	31.2	(b)
Consolidated pretax income (loss)	(6.0)	212.7	(b)
Income tax expense (effective rates N/M and 32.1%)(a)	(10.1)	68.3	(b)
Net income (loss)	$4.0	$144.3	(b)
__________________
(a) Effective rates based on 2018 (21%) and 2017 (35%) nominal Federal income tax rates, respectively.
(b) Amounts for 2017 include the retroactive, “as if” addition of equity securities unrealized gains or losses for that period.

The above and preceding table show both net operating and net income to highlight the effects of realized and, beginning in 2018, certain unrealized investment gains or losses on period-to-period comparisons. Management uses operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, believing that the measure enhances an understanding of Old Republic’s core business results. Net operating income, however, does not replace GAAP net income as a measure of total profitability.

The realization of investment gains or losses can be highly discretionary due to such factors as the timing of individual securities sales, the recording of estimated losses from write-downs of impaired securities, tax-planning and tax-rate change considerations, as well as modifications in investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors. The inclusion, beginning in 2018 of market-driven changes in equity investments’ valuations will likely produce, as it has most assuredly done in this year’s first three months, greater period-to-period fluctuations in reported net income particularly at times of significant instability or volatility in the securities markets. This FASB change, however, has no effect on management or evaluation of the Company’s operating results, nor on the determination of such critical elements as current income taxes, debt-to-equity ratios, shareholders’ equity, or its insurance subsidiaries’ ability to pay dividends to the ORI parent company.

General Insurance Results - The table below shows the major elements affecting this segment’s performance for the periods reported upon.

	General Insurance Group
	Quarters Ended March 31,
	2018	2017	Change
Net premiums earned	$791.2	$742.8	6.5%
Net investment income	83.2	78.8	5.5
Other income	30.3	27.3	11.0
Operating revenues	904.8	849.0	6.6
Claim costs	566.1	527.6	7.3
Sales and general expenses	238.3	211.9	12.5
Interest and other costs	17.0	15.6	8.7
Total operating expenses	821.4	755.3	8.8
Pretax operating income (loss)(a)	$83.3	$93.7	(11.1)%

Claim ratio	71.5%	71.0%
Expense ratio	26.3	24.9
Composite underwriting ratio	97.8%	95.9%
__________________

(a)
In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $0.4 and $(4.5) of pretax operating gains (losses) for the first quarter 2018 and 2017, respectively, were retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

With few exceptions, earned premiums grew for most types of coverages and markets served. The aggregating effects of recent years’ rate increases along with new business production are main elements in the higher premium levels. Net investment income gained from the combination of a moderately larger invested asset base and uptrend in dividend income.

Claim costs were affected by better performance in workers compensation and commercial automobile (trucking) coverages. Poorer results for the relatively small and volatile general liability coverage and several other types of insurance, however, offset that better performance. For all coverages combined, current periods’ improving claim ratios were dampened by unfavorable developments of prior years’ reserves. These amounted to 2.0 and 1.4 percentage points in the first quarter of 2018 and 2017, respectively. The table below shows recent annual and quarterly trends in prior years’ developments:

		Effect of Prior Years'
		(Favorable)/	Claim Ratio Excluding Prior
		Unfavorable Claim	Years' Claim Reserves
	Reported Claim Ratio	Reserves Development	Development
2013	73.6%	(0.9)%	74.5%
2014	77.9	3.9	74.0
2015	74.1	1.5	72.6
2016	73.0	0.3	72.7
2017	71.8%	0.7%	71.1%
1st Quarter 2017	71.0%	1.4%	69.6%
1st Quarter 2018	71.5%	2.0%	69.5%

2018’s expense ratio increased nearly 6% to 26.3%. This was largely caused by different production cost structures effecting some faster growing coverages in this year’s first quarter.

Quarterly and even annual claim provisions and the trends they display may not be particularly meaningful in Old Republic’s liability insurance oriented mix of business. Absent significant economic and insurance industry dislocations in the foreseeable future, it is anticipated that reported claim ratios can be expected to fall within targeted averages in the high 60 percent to low 70 percent range. The current mix of business should result in the expense ratio ranging between 23 percent and 25 percent.

Title Insurance Results - First quarter 2018 operating results were mostly affected by basically flat revenues, and higher claim costs and general expenses.

	Title Insurance Group
	Quarters Ended March 31,
	2018	2017	Change
Net premiums and fees earned	$513.8	$518.0	(0.8)%
Net investment income	9.4	9.5	(0.4)
Other income	0.2	0.2	1.9
Operating revenues	523.6	527.8	(0.8)
Claim costs	12.9	11.0	17.4
Sales and general expenses	479.8	474.0	1.2
Interest and other costs	1.2	2.2	(41.8)
Total operating expenses	494.0	487.3	1.4
Pretax operating income (loss)	$29.5	$40.4	(27.0)%

Claim ratio	2.5%	2.1%
Expense ratio	93.3	91.5
Composite underwriting ratio	95.8%	93.6%

Year-over-year comparisons of revenues from title premiums and fees reflected relatively flat volume reported by independent agents, and a small decline for directly-produced business. By contrast, claim costs rose 17.4% in this year’s first quarter due primarily to lower favorable development of prior years’ claim reserves in the first quarter of 2018. The following table shows recent trends in reported claim ratios, and the impact on each calendar period of (favorable) or unfavorable developments of prior years’ claim reserve provisions:

		Effect of Prior Years'
		(Favorable)/	Claim Ratio Excluding Prior
		Unfavorable Claim	Years' Claim Reserves
	Reported Claim Ratio	Reserves Development	Development
2013	6.7%	(0.2)%	6.9%
2014	5.2	(0.8)	6.0
2015	4.9	(0.6)	5.5
2016	3.8	(1.1)	4.9
2017	0.9%	(3.3)%	4.2%
1st Quarter 2017	2.1%	(2.0)%	4.1%
1st Quarter 2018	2.5%	(1.6)%	4.1%

The expense ratio to premiums and fees rose to 93.3% in this year’s first quarter compared to 91.5% in the same period of 2017. The higher costs related mostly to rising salaries and associated benefits expenses.

RFIG Run-off Business Results - First quarter results were largely effected by the continuing decline of risk in force and concomitant drop in earned premiums.

	RFIG Run-off Business
	Quarters Ended March 31,
	2018	2017	Change
A. Mortgage Insurance (MI)
Net premiums earned	$20.9	$31.3	(33.1)%
Net investment income	5.1	5.2	(2.1)
Claim costs	11.4	10.9	4.8
Pretax operating income (loss)(a)	$10.7	$19.3	(44.4)%

Claim ratio	54.8%	35.0%
Expense ratio	18.3	19.9
Composite underwriting ratio	73.1%	54.9%

B. Consumer Credit Indemnity (CCI)
Net premiums earned	$0.4	$4.2	(90.2)%
Net investment income	0.2	0.3	(32.4)
Claim costs	—	8.8	(100.1)
Pretax operating income (loss)(a)	$0.2	$(4.8)	104.1%

Claim ratio	(3.0)%	209.2%
Expense ratio	107.4	13.9
Composite underwriting ratio	104.4%	223.1%

C. Total MI and CCI run-off business:
Net premiums earned	$21.3	$35.5	(39.9)%
Net investment income	5.3	5.5	(3.9)
Claim costs	11.4	19.8	(42.1)
Pretax operating income (loss)(a)	$10.9	$14.5	(24.2)%

Claim ratio	53.7%	55.7%
Expense ratio	20.0	19.2
Composite underwriting ratio	73.7%	74.9%
__________________

(a)
In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $0.4 and $(4.5) of pretax operating gains (losses) for the first quarter 2018 and 2017, respectively, were retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

Operating results of the run-off MI and CCI businesses were largely affected by a 39.9% drop in net earned premiums. As noted above, the reduction in MI earned premiums reflected the continuing decline in risk in force. For the CCI coverage, the much lower premiums in this year’s first quarter resulted from the elimination of a major bank as a source of significant premiums and claims. MI claim costs rose disproportionately to earned premiums in both quarterly periods. The indicated claim ratios (54.8% in 2018 and 35.0% in 2017) reflect reductions of 27.6 and 34.9 percentage points, respectively, due to favorable developments of prior years’ reserves.

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

	Corporate and Other Operations
	Quarters Ended March 31,
	2018	2017
Net premiums earned	$3.9	$4.6
Net investment income	7.7	7.2
Other income	—	—
Operating revenues	11.6	11.9
Claim costs	3.4	5.0
Insurance expenses	1.3	3.8
Corporate, interest, and other expenses-net	0.3	1.8
Total operating expenses	5.1	10.8
Pretax operating income (loss)	$6.5	$1.1

Consolidated Results - The above summarized operating results of Old Republic’s segmented business are reflected in the following consolidation of accounts.

	ORI Consolidated
	Quarters Ended March 31,
	2018	2017	Change
Net premiums and fees earned	$1,330.4	$1,301.0	2.3%
Net investment income	105.8	101.2	4.5
Other income	30.6	27.6	10.8
Operating revenues	1,466.8	1,429.9	2.6
Claim costs	594.0	563.4	5.4
Sales and general expenses	728.0	700.2	4.0
Interest and other costs	14.4	16.4	(12.3)
Total operating expenses	1,336.4	1,280.1	4.4
Pretax operating income (loss)	130.4	149.8	(13.0)
Income taxes (credits)	18.5	46.4	(59.9)
Net operating income (loss)	111.8	103.4	8.1
Realized investment gains (losses)
from actual sale transactions	15.5	14.8	4.7
Income tax expense (credits)	3.2	5.1	(37.2)
Net realized investment
gains (losses)	12.2	9.6	27.3
Unrealized investment gains (losses)
from changes in fair value of
equity securities	(152.0)	—	N/A
Income tax expense (credits)	(32.0)	—	N/A
Net unrealized investment
gains (losses)	(120.0)	—	N/A
Net realized and unrealized
investment gains (losses)	(107.7)	9.6	N/M
Net income (loss)	$4.0	$113.1	(96.4)%

Claim ratio	44.6%	43.3%
Expense ratio	52.1	51.4
Composite underwriting ratio	96.7%	94.7%

Consolidated operating cash flow	$130.8	$146.1	(10.5)%

Consolidated operating cash flow was additive to investable funds and operating needs in the amount of $130.8 and $146.1 for the first three months of 2018 and 2017, respectively. Excluding inherently negative operating cash flows in the RFIG run-off business, these amounts would have been $142.2 and $193.1, respectively.

The sum-total of Old Republic's segmented results is represented by the following major components of pretax consolidated income:

	Quarters Ended March 31,
	2018	2017	Change
Pretax operating income:
Underwriting and related services:
All segments except RFIG	$33.3	$56.0	(40.6)%
RFIG run-off	5.6	8.9	(37.0)
Subtotal	38.9	65.0	(40.1)
Net investment income	105.8	101.2	4.5
Interest and other costs	(14.4)	(16.4)	(12.3)
Total	130.4	149.8	(13.0)
Realized investment gains (losses)
from actual sale transactions	15.5	14.8	4.7
Unrealized investment gains (losses)
from changes in fair value of
equity securities	(152.0)	—	N/A
Consolidated pretax income (loss)	$(6.0)	$164.7	(103.7)%

Cash, Invested Assets, and Shareholders' Equity - The table below shows Old Republic's consolidated cash and invested assets as well as the shareholders' equity balance at the dates shown.

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	March 31,	Dec. 31,	March 31,	March '18 /	March '18 /
	2018	2017	2017	Dec. '17	March '17
Cash and invested assets:
Invested assets, carried at fair value	$11,964.1	$12,468.9	$12,110.6	(4.0)%	(1.2)%
Held to maturity, carried at amortized cost	1,061.8	1,067.4	1,056.9	(0.5)	0.5
Total per balance sheet	$13,026.0	$13,536.4	$13,167.5	(3.8)%	(1.1)%
Total at original cost of all	$12,574.2	$12,783.4	$12,466.8	(1.6)%	0.9%

Shareholders' equity: Total	$5,048.6	$4,733.3	$4,585.6	6.7%	10.1%
Per common share	$16.82	$17.72	$17.58	(5.1)%	(4.3)%

Composition of shareholders' equity per share:
Equity before items below	$16.05	$16.26	$16.17	(1.3)%	(0.7)%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	0.77	1.46	1.41	N/M	N/M
Total	$16.82	$17.72	$17.58	(5.1)%	(4.3)%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$15.41	$16.14	$16.26	(4.5)%	(5.2)%
RFIG run-off segment	1.41	1.58	1.32	(10.8)	6.8
Consolidated total	$16.82	$17.72	$17.58	(5.1)%	(4.3)%

Old Republic's invested assets are directed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of the insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, as well as the long-term stability of the subsidiaries’ capital accounts. To this end, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

As of March 31, 2018, the consolidated investment portfolio reflected an allocation of approximately 75% to fixed-maturity and short-term investments, and 25% to equities. Investments in high quality, dividend-paying equity securities have been singularly emphasized since 2013. The asset quality of the fixed maturity portfolio has remained at high levels.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income, dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
	Quarters Ended March 31,
	2018	2017
Beginning balance	$17.72	$17.16
Changes in shareholders' equity:
Post-tax net operating income (loss)	0.40	0.40
Post-tax net realized investment gains (losses)	0.04	0.03
Post-tax net unrealized investment gains (losses) on
securities carried at fair value:
Reported in net income (loss)	(0.43)	—
Reported as other comprehensive income (loss)	(0.39)	0.16
Subtotal	(0.82)	0.16
Total post-tax realized and unrealized
investment gains (losses)	(0.78)	0.19
Cash dividends	(0.1950)	(0.1900)
Debt conversion, stock issuance, and other transactions	(0.33)	0.02
Net change	(0.90)	0.42
Ending balance	$16.82	$17.58
Percentage change for the period	(5.1)%	2.4%

Capitalization - The following table shows the components of total capitalization. The most significant change for the twelve months ended March 31, 2018 relates to the conversion of all of the convertible senior notes due 2018 into the Company’s common stock.

	Capitalization
	March 31,	December 31,	March 31,
	2018	2017	2017
Debt:
3.75% Convertible Senior Notes due 2018	$—	$470.6	$548.2
4.875% Senior Notes due 2024	396.3	396.2	395.8
3.875% Senior Notes due 2026	545.3	545.1	544.7
ESSOP debt	—	4.2	4.2
Other miscellaneous debt with an average yield of 3.0%	32.4	32.4	32.4
Total debt	974.1	1,448.7	1,525.5
Common shareholders' equity	5,048.6	4,733.3	4,585.6
Total capitalization	$6,022.7	$6,182.0	$6,111.1

Capitalization ratios:
Debt	16.2%	23.4%	25.0%
Common shareholders' equity	83.8	76.6	75.0
Total	100.0%	100.0%	100.0%

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity investments; b) the valuation of deferred income tax assets; c) the establishment and recoverability of deferred acquisition costs; d) the recoverability of reinsured paid and/or outstanding losses; and e) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company's 2017 Annual Report on Form 10-K.

FINANCIAL POSITION

The Company's financial position at March 31, 2018 reflected declines in assets and liabilities of 2.1% and 4.9%, respectively, and an increase in common shareholders' equity of 6.7% when compared to the immediately preceding year-end. Cash and invested assets represented 68.6% and 69.8% of consolidated assets as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the cash, accrued investment income, and invested asset base declined by 3.8% to $13,026.0.

Investments - During the first quarter of 2018 and 2017, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization common shares. At both March 31, 2018 and 2017, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At March 31, 2018, the Company had no fixed maturity investments in default as to principal and/or interest.

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

Possible future declines in fair values for Old Republic's available for sale bond portfolio would negatively affect the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and fair value changes of each of its fixed maturity investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. In the event the Company's estimate of other-than-temporary impairments is insufficient at any point in time, future periods' net income (loss) would be affected adversely by the recognition of additional impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity.

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	March 31,	December 31,
	2018	2017
Aaa	20.7%	21.6%
Aa	13.3	12.9
A	32.2	31.8
Baa	27.6	27.5
Total investment grade	93.8	93.8
All other (b)	6.2	6.2
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

March 31, 2018	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$154.5		$5.1
Basic Industry	20.7		.9
Health Care	26.3		.6
Consumer Non Durable	23.6		.3
Other (includes 6 industry groups)	92.2		1.2
Total	$317.4	(c)	$8.2
__________

(c)	Represents 3.5% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

March 31, 2018	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Municipal	$936.9		$24.6
U.S. Governments & Agencies	1,085.2		20.8
Utilities	753.1		17.0
Industrial	443.2		9.5
Other (includes 16 industry groups)	2,300.6		42.9
Total	$5,519.3	(d)	$114.9
__________

(d)	Represents 60.0% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

March 31, 2018	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Utilities	$144.3		$14.1
Energy	110.9		12.1
Consumer Non Durable	87.8		9.3
Health Care	66.7		6.6
Other (includes 3 industry groups)	78.6		.7
Total	$488.6	(e)	$42.9	(f)
__________

(e)	Represents 18.3% of the total equity securities portfolio.

(f)	Represents 1.6% of the cost of the total equity securities portfolio, while gross unrealized gains represent 19.8% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
March 31, 2018	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$290.7	$5.0	$.8	$—
Due after one year through five years	2,508.8	171.5	43.2	4.0
Due after five years through ten years	3,006.1	132.3	78.5	3.9
Due after ten years	31.0	8.5	.6	.2
Total	$5,836.8	$317.4	$123.2	$8.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
March 31, 2018	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:

Fixed Maturity Securities:
One to six months	$68.7	$—	$—	$68.7
Seven to twelve months	5.4	—	—	5.4
More than twelve months	49.1	—	—	49.1
Total	$123.2	$—	$—	$123.2

Number of Issues in Loss Position:

Fixed Maturity Securities:
One to six months	872	—	—	872
Seven to twelve months	71	—	—	71
More than twelve months	353	—	—	353
Total	1,296	—	—	1,296	(g)
__________

(g)	At March 31, 2018 the number of issues in an unrealized loss position represent 65.9% of the total number of such fixed maturity issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's amortized cost. The percentage reduction from such cost reflects the decline as of a specific point in time (March 31, 2018 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2018	2017
Maturity Ranges:
Due in one year or less	8.0%	9.2%
Due after one year through five years	47.7	45.5
Due after five years through ten years	43.1	44.1
Due after ten years through fifteen years	1.0	1.0
Due after fifteen years	.2	.2
Total	100.0%	100.0%

Average Maturity in Years	4.7	4.7
Duration (h)	4.2	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.2 as of March 31, 2018 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.2%.

Composition of Unrealized Gains (Losses)

	March 31,		December 31,
	2018		2017
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$8,136.8		$8,162.2
Estimated fair value	8,107.8		8,282.3
Gross unrealized gains	69.6		147.4
Gross unrealized losses	(98.6)		(27.3)
Net unrealized gains (losses)	$(29.0)		$120.0

Equity Securities:
Original cost	$2,666.1		$2,629.9
Estimated fair value	3,149.7		3,265.5
Gross unrealized gains	526.6		658.8
Gross unrealized losses	(42.9)		(23.2)
Net unrealized gains (losses)	$483.6	(i)	$635.6
___________

(i)	Effective January 1, 2018, changes in fair value of equity securities are recognized in net income. See Note 3.

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

Capitalization - Old Republic's total capitalization of $6,022.7 at March 31, 2018 consisted of debt of $974.1 and common shareholders' equity of $5,048.6. Changes in the common shareholders' equity account reflect primarily net income for the period then ended, changes in the fair value of fixed maturity securities, dividend payments and the conversion of all the 2018 Convertible Senior Notes into the Company's common stock. At March 31, 2018, the Company's consolidated debt to equity ratio was 19.3%.

Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 37 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. The Company's mortgage insurance subsidiaries have discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. Risk-to-capital ratio considerations are therefore no longer of consequence.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 25% of 2018 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 75% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the RFIG Run-off Business' Risk Factors for premium income and long-term claim exposures in the Company's 2017 Annual Report on Form 10-K under Item 1A - Risk Factors, revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2015	$2,894.7	$2,045.3	$219.9	$19.4	$5,179.4	7.7%
2016	2,936.3	2,206.6	170.0	20.1	5,333.2	3.0
2017	3,110.8	2,287.2	122.9	18.8	5,539.7	3.9
Quarters Ended March 31:
2017	742.8	518.0	35.5	4.6	1,301.0	4.4
2018	$791.2	$513.8	$21.3	$3.9	$1,330.4	2.3%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2015	39.0%	32.1%	4.1%	7.4%	5.9%	11.5%
2016	36.5	33.7	4.3	7.4	5.6	12.5
2017	33.6	34.6	4.9	7.6	6.3	13.0
Quarters Ended March 31:
2017	35.6	33.9	4.7	7.3	6.2	12.3
2018	32.4%	36.1%	5.3%	7.7%	6.4%	12.1%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2015	27.2%	72.8%
2016	27.9	72.1
2017	26.9	73.1
Quarters Ended March 31:
2017	25.6	74.4
2018	25.2%	74.8%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2015	$201.1	$195.9	79.9%	56.1%
2016	157.1	154.1	77.7	72.8
2017	110.4	109.8	77.9	78.2
Quarters Ended March 31:
2017	31.4	31.3	77.7	73.3
2018	$20.9	$20.9	78.0%	74.8%

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 6.8% of total net risk in force as of March 31, 2018, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2015	$6,414.9	$428.2	$24.1	$6,867.3
2016	4,987.9	359.5	20.5	5,367.9
2017	3,888.0	292.4	12.1	4,192.6
As of March 31:
2017	4,715.6	344.8	20.1	5,080.7
2018	$3,683.2	$271.3	$11.5	$3,966.2

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2015	6.8%	29.3%	63.0%	.9%
2016	7.2	30.5	61.5	.8
2017	7.5	31.5	60.2	.8
As of March 31:
2017	7.2	30.7	61.2	.9
2018	7.6%	31.7%	60.0%	.7%

Bulk(a):
As of December 31:
2015	28.4%	32.2%	39.2%	.2%
2016	29.9	32.0	38.0	.1
2017	31.8	31.7	36.3	.2
As of March 31:
2017	30.3	32.0	37.5	.2
2018	32.6%	31.5%	35.7%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2015	3.8%	33.5%	30.9%	31.8%
2016	3.8	32.1	30.6	33.5
2017	4.0	30.9	30.5	34.6
As of March 31:
2017	3.9	31.8	30.6	33.7
2018	4.0%	30.6%	30.4%	35.0%

Bulk(a):
As of December 31:
2015	48.3%	28.0%	11.9%	11.8%
2016	46.5	29.0	12.3	12.2
2017	45.3	29.9	12.6	12.2
As of March 31:
2017	46.3	29.0	12.6	12.1
2018	44.3%	30.6%	12.6%	12.5%
__________

(a)	Bulk pool risk in-force, which represented 9.4% of total bulk risk in-force at March 31, 2018 has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2015	7.1%	7.5%	5.9%	5.5%	4.9%	4.7%	4.3%	4.2%	3.4%	3.4%
2016	6.4	7.8	6.0	5.8	4.8	4.6	4.4	4.4	3.6	3.8
2017	5.9	8.1	6.0	6.1	4.8	4.4	4.3	4.6	3.7	4.2
As of March 31:
2017	6.2	7.8	6.0	5.9	4.8	4.5	4.3	4.5	3.6	3.9
2018	5.8%	8.2%	6.0%	6.2%	4.8%	4.4%	4.3%	4.6%	3.8%	4.3%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2015	5.1%	8.9%	4.7%	4.0%	12.8%	2.8%	3.6%	4.4%	4.2%	7.4%
2016	5.3	8.6	4.9	4.2	12.4	2.9	3.7	4.1	4.2	7.4
2017	5.4	8.3	5.1	4.4	12.4	3.0	3.8	3.4	4.4	7.8
As of March 31:
2017	5.3	8.6	5.0	4.2	12.5	2.9	3.7	4.0	4.3	7.5
2018	5.5%	8.1%	5.3%	4.4%	12.6%	2.9%	3.8%	3.3%	4.5%	7.2%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2015	92.6%	7.4%
2016	92.4	7.6
2017	92.3	7.7
As of March 31:
2017	92.3	7.7
2018	92.2%	7.8%

Bulk (a):
As of December 31:
2015	66.6%	33.4%
2016	68.0	32.0
2017	69.4	30.6
As of March 31:
2017	68.1	31.9
2018	71.3%	28.7%
__________

(a)	Bulk pool risk in-force, which represented 9.4% of total bulk risk in-force at March 31, 2018, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2015	97.3%	2.7%
2016	97.2	2.8
2017	97.2	2.8
As of March 31:
2017	97.2	2.8
2018	97.2%	2.8%

Bulk (a):
As of December 31:
2015	71.8%	28.2%
2016	71.3	28.7
2017	70.1	29.9
As of March 31:
2017	70.9	29.1
2018	69.4%	30.6%
__________

(a)	Bulk pool risk in-force, which represented 9.4% of total bulk risk in-force at March 31, 2018, has been allocated pro-rata based on insurance in-force.

The Company's consumer credit indemnity ("CCI") earned premiums and related risk in force included in the table below have reflected a generally declining trend. The decline is largely due to a discontinuation of active sales efforts since 2008 and from the elimination of a major bank as a source of significant premiums and claims in the third quarter of 2017. The following table shows CCI net premiums earned during the indicated periods and the maximum calculated risk in force at the end of the respective periods. Net earned premiums include additional premium adjustments arising from the variable claim experience of individual policies subject to retrospective rating plans. Risk in force reflects estimates of the maximum risk exposures at the inception of individual policies adjusted for cumulative claim costs and the lower outstanding loan balances attributed to such policies through the end of the periods shown below.

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2015	$23.9	$776.9
2016	15.8	699.7
2017	13.0	140.9
Quarters Ended March 31:
2017	4.2	679.6
2018	$.4	$133.8

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2016	$9,255.8	$1,100.2	$685.3	$1,073.6	$12,115.1	$642.5	$12,757.7
2017	9,702.7	1,106.2	545.9	1,206.9	12,561.9	756.1	13,318.0
As of March 31:
2017	9,328.7	1,111.3	635.7	1,110.7	12,186.5	707.8	12,894.4
2018	$9,849.2	$1,085.6	$529.4	$909.2	$12,373.6	$454.5	$12,828.2
__________

(a) These balances include fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2015	$312.1	$34.0	$25.1	$17.2	$388.6	3.61%	3.49%
2016	312.1	36.2	23.2	15.4	387.0	3.34	3.23
2017	318.9	37.3	21.7	31.4	409.4	3.32	3.14
Quarters Ended
March 31:
2017	78.8	9.5	5.5	7.2	101.2	3.33	3.16
2018	$83.2	$9.4	$5.3	$7.7	$105.8	3.39%	3.24%

Revenues: Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first quarter of 2018 and 2017, 57.7% and 56.4%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, allocation to industry sectors, changes in credit quality, and tax planning considerations. Effective January 1, 2018, unrealized gains and losses from changes in fair value of equity securities are also included as revenues and in pretax income. The combination of all realized investment gains or losses and unrealized investment gains or losses on equity securities can cause variances in period-to-period results, which in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Sale Transactions			Impairment Losses on Securities			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Miscel- laneous Investments	Total	Fixed Maturity Securities	Miscel- laneous Investments	Total		Investment Gains (Losses)
Years Ended
December 31:
2015	$16.3	$75.0	$91.3	$—	$—	$—	$—	$91.3
2016	7.8	69.9	77.8	(4.9)	—	(4.9)	—	72.8
2017	16.6	194.9	211.6	—	—	—	—	211.6
Quarters Ended
March 31:
2017	2.6	12.1	14.8	—	—	—	—	14.8
2018	$.2	$15.2	$15.5	$—	$—	$—	$(152.0)	$(136.4)

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2018 and December 31, 2017:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2018		December 31, 2017
	Gross	Net	Gross	Net

Workers' compensation	$4,762.5	$3,023.6	$4,752.1	$2,993.9
General liability	1,057.3	563.2	1,072.6	565.4
Commercial automobile (mostly trucking)	1,567.1	1,188.9	1,524.8	1,151.8
Other coverages	829.1	579.9	810.8	561.4
Unallocated loss adjustment expense reserves	229.3	205.7	225.1	198.8
Total general insurance reserves	8,445.5	5,561.5	8,385.6	5,471.5
Title	558.7	558.7	559.7	559.7
RFIG Run-off	249.1	249.1	271.7	271.7
Life and accident	18.8	12.2	20.4	13.5
Total claim and loss adjustment expense reserves	$9,272.4	$6,381.7	$9,237.6	$6,316.4
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$112.9	$93.3	$117.4	$96.4
% of total general insurance reserves	1.3%	1.7%	1.4%	1.8%

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

	March 31,	March 31,	December 31,	December 31,
	2018	2017	2017	2016
Estimated reduction in beginning reserve	$19.0	$29.6	$29.6	$47.5
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	1.2	1.7	6.2	8.3
Prior year	(2.1)	(1.6)	(3.7)	(24.8)
Sub-total	(.9)	.1	2.5	(16.5)
Estimated rescission reduction in paid claims	(1.4)	(3.0)	(13.1)	(1.4)
Estimated reduction in ending reserve	$16.7	$26.7	$19.0	$29.6

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

Incurred Loss Experience

Management believes that the Company's overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and, accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management's opinion, however, such potential development is not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2017 Annual Report on Form 10-K under Item 1A - Risk Factors.

The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the periods shown.

	Quarters Ended
	March 31,
	2018	2017
Gross reserves at beginning of period	$9,237.6	$9,206.0
Less: reinsurance losses recoverable	2,921.1	2,766.1
Net reserves at beginning of period:
General Insurance	5,471.5	5,249.9
Title Insurance	559.7	602.0
RFIG Run-off	271.7	574.0
Other	13.5	13.8
Sub-total	6,316.4	6,439.8
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	546.3	513.3
Title Insurance	21.1	21.3
RFIG Run-off (a)	18.7	32.8
Other	5.7	7.0
Sub-total	591.9	574.6
Change in provision for insured events of prior years:
General Insurance	15.9	10.1
Title Insurance	(8.2)	(10.3)
RFIG Run-off (a)	(7.2)	(13.0)
Other	(2.3)	(1.8)
Sub-total	(1.8)	(15.1)
Total incurred claims and claim adjustment expenses (a)	590.1	559.5
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	104.2	94.1
Title Insurance	.1	.2
RFIG Run-off (a)(b)	—	.2
Other	2.2	2.5
Sub-total	106.7	97.1
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	368.0	367.5
Title Insurance	13.6	14.7
RFIG Run-off (b)	34.0	53.4
Other	2.4	2.2
Sub-total	418.1	437.8
Total payments (b)	524.8	535.0
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable: (c)
General Insurance	5,561.5	5,311.7
Title Insurance	558.7	598.1
RFIG Run-off	249.1	540.2
Other	12.2	14.2
Sub-total	6,381.7	6,464.3
Reinsurance losses recoverable	2,890.7	2,766.9
Gross reserves at end of period	$9,272.4	$9,231.3
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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $1.2 and $1.7 for the quarters ended March 31, 2018 and 2017, respectively. The provision for insured events of prior years for the periods shown in the table was (increased) reduced by estimated coverage rescissions and claims denials of $(2.1) and $(1.6), respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

(b)	Rescissions reduced the Company's paid losses by an estimated $1.4 and $3.0 for the quarters ended March 31, 2018 and 2017, respectively.

(c)	Net reserves for claims that have been incurred but are not yet reported ("IBNR") carried in each segment were as follows:

	March 31,	March 31,	December 31,
	2018	2017	2017
General Insurance	$2,686.9	$2,515.3	$2,585.9
Title Insurance	478.0	521.5	479.3
RFIG Run-off	30.0	208.6	30.5
Other	4.7	5.0	4.7
Total	$3,199.8	$3,250.6	$3,100.6

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2015	74.1%	4.9%	88.0%	47.5%
2016	73.0	3.8	60.4	44.0
2017	71.8	.9	160.9	44.7
Quarters Ended March 31:
2017	71.0	2.1	55.7	43.3
2018	71.5%	2.5%	53.7%	44.6%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2015	74.1%	77.8%	80.7%	39.1%	57.0%	76.8%	60.4%
2016	73.0	79.4	76.1	45.5	60.9	77.5	62.2
2017	71.8	76.8	75.5	62.1	59.3	73.1	59.0
Quarters Ended
March 31:
2017	71.0	82.6	75.6	62.2	52.1	56.5	57.6
2018	71.5%	79.0%	72.6%	74.9%	63.6%	69.9%	57.6%

The general insurance claim ratio for the first quarter 2018 was affected by better performance in workers compensation and commercial automobile (trucking) coverages. Poorer results for the relatively small and volatile general liability coverage and several other types of insurance, however, offset that better performance. For all coverages combined, current periods’ improving claim ratios were dampened by unfavorable developments of prior years’ reserves. These amounted to 2.0 and 1.4 percentage points in the first quarter of 2018 and 2017, respectively.

Unfavorable A&E claim developments, although not material in any of the periods presented, are typically attributable to changes in A&E claim reserves resulting from periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years'

average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 4.6 years (gross) and 6.4 years (net of reinsurance) as of March 31, 2018 and 4.6 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2017. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .5% of general insurance group net incurred losses for the five years ended December 31, 2017.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years reduced the claim ratio by 1.6 and 2.0 percentage points in the first quarter of 2018 and 2017, respectively.

The RFIG Run-off mortgage guaranty claim costs rose disproportionately to earned premiums in both quarterly periods. The indicated claim ratios (54.8% in 2018 and 35.0% in 2017) reflect reductions of 27.6 and 34.9 percentage points, respectively, due to favorable developments of prior years’ reserves.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2015	$45,745	$46,669	10.45%	26.74%	$33.0
2016	45,478	48,158	10.53	25.78	1.4
2017	47,267	51,446	10.52	23.31	13.1
Quarters Ended March 31:
2017	48,375	51,865	9.85	24.59	3.0
2018	$48,005	$60,808	9.84%	20.84%	$1.4
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2015	7.7%	13.5%	8.4%	10.8%	6.1%	8.6%	12.2%	13.3%	25.0%	8.5%
2016	9.1	11.8	8.7	10.7	6.1	8.3	12.7	12.8	23.5	8.6
2017	11.4	15.6	8.3	10.1	6.0	8.1	12.0	11.5	19.6	8.4
As of March 31:
2017	8.1	11.1	7.8	9.8	6.2	7.6	11.9	12.2	22.2	7.7
2018	10.7%	14.2%	7.5%	9.1%	6.0%	7.9%	11.5%	10.7%	17.1%	7.7%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2015	19.0%	38.9%	17.6%	25.7%	26.0%	22.4%	26.9%	16.3%	59.0%	52.1%
2016	20.3	33.7	19.6	23.6	29.1	24.4	28.1	14.1	61.0	53.3
2017	20.3	34.2	17.8	21.5	26.4	24.6	25.3	15.0	50.3	44.2
As of March 31:
2017	19.3	30.8	21.1	21.7	28.9	25.4	23.2	13.3	60.6	49.1
2018	16.9%	31.1%	16.9%	18.2%	23.8%	21.7%	23.3%	13.8%	44.2%	36.0%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2015	8.3%	15.9%	8.8%	11.5%	9.3%	9.0%	13.0%	14.2%	27.4%	8.9%
2016	9.8	13.4	9.1	11.3	9.3	8.5	13.5	13.5	25.6	8.7
2017	12.1	16.9	8.8	10.6	9.2	8.4	12.8	12.0	21.1	8.6
As of March 31:
2017	8.8	12.7	8.5	10.4	9.6	8.0	12.5	12.9	24.4	8.0
2018	11.1%	15.2%	8.0%	9.4%	8.7%	8.0%	12.2%	10.8%	18.3%	7.8%
__________

(b)	As determined by risk in force as of March 31, 2018, these 10 states represent approximately 52.4%, 57.6%, and 52.3%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2015	$35.6	148.8%	$83.0	346.9%	2.1%	$19.1
2016	11.7	74.0	50.0	315.9	2.0	10.1
2017	304.2	N/M	134.5	N/M	2.6	5.7
Quarters Ended
March 31:
2017	2.7	65.1	8.8	209.2	2.0	2.0
2018	$(.7)	(179.4)%	$—	(3.0)%	2.2%	$.2
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

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2017 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2015	23.5%	88.3%	10.0%	48.5%
2016	24.8	87.9	12.2	50.6
2017	25.5	90.0	16.6	52.0
Quarters Ended March 31:
2017	24.9	91.5	19.2	51.4
2018	26.3%	93.3%	20.0%	52.1%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The 2018 General Insurance expense ratio increased nearly 6% to 26.3%. This was largely caused by different production cost structures affecting some faster growing coverages in this year’s first quarter. The Title Insurance expense ratio to premiums and fees rose to 93.3% in this year’s first quarter compared to 91.5% in the same period of 2017. The higher costs related mostly to rising salaries and associated benefits expenses.

Expenses: Total

The composite underwriting ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2015	97.6%	93.2%	98.0%	96.0%
2016	97.8	91.7	72.6	94.6
2017	97.3	90.9	177.5	96.7
Quarters Ended March 31:
2017	95.9	93.6	74.9	94.7
2018	97.8%	95.8%	73.7%	96.7%

Expenses: Income Taxes

The effective consolidated income tax rates was (167.5%) in the first quarter of 2018, compared to 31.3% in the first quarter of 2017. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets, and changes in the federal corporate tax rate to 21.0%from 35.0% effective for 2018.

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

Some of the oral or written statements made in the Company's reports, press releases, and conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General Insurance segment, its results can be particularly affected by the level of market competition which is typically a function of available capital and expected returns on such capital among competitors, the levels of investment yields and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Title Insurance and RFIG Run-off results can be affected by similar factors and by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Life and accident insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company's widespread operations.

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2017 Annual Report with the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

Old Republic's market risk exposures at March 31, 2018, have not materially changed from those identified in the Company's 2017 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2018, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2017 Annual report on Form 10-K.

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

Old Republic International Corporation
(Registrant)
Date:	May 9, 2018

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