Form 10-Q
period 2018-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2018-08-03
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: June 30, 2018 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding June 30, 2018
Common Stock / $1 par value	302,459,507

There are 53 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2018

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 18

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	19 - 49

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	50

	CONTROLS AND PROCEDURES	50

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	51

	ITEM 1A - RISK FACTORS	51

	ITEM 6 - EXHIBITS	51

SIGNATURE		52

EXHIBIT INDEX		53

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	June 30,	December 31,
	2018	2017
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,087.9 and $8,162.2)	$7,994.6	$8,282.3
Short-term investments (at fair value which approximates cost)	516.9	670.1
Miscellaneous investments	29.2	29.1
Total	8,540.8	8,981.6
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $1,034.3 and $1,069.2)	1,056.2	1,067.4
Equity securities (at fair value) (cost: $2,746.5 and $2,629.9)	3,271.4	3,265.5
Other investments	3.6	3.3
Total investments	12,872.1	13,318.0
Other Assets:
Cash	107.9	125.9
Securities and indebtedness of related parties	25.5	12.8
Accrued investment income	92.0	92.4
Accounts and notes receivable	1,680.2	1,469.7
Prepaid federal income taxes	114.3	114.3
Reinsurance balances and funds held	158.2	141.6
Reinsurance recoverable: Paid losses	71.7	60.5
Policy and claim reserves	3,558.5	3,311.3
Deferred policy acquisition costs	312.6	297.8
Sundry assets	460.9	458.8
Total Other Assets	6,582.1	6,085.5
Total Assets	$19,454.2	$19,403.5
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,392.5	$9,237.6
Unearned premiums	2,229.2	1,971.5
Other policyholders' benefits and funds	203.7	204.7
Total policy liabilities and accruals	11,825.5	11,413.9
Commissions, expenses, fees, and taxes	493.3	547.7
Reinsurance balances and funds	745.3	566.9
Federal income tax payable: Current	8.0	6.5
Deferred	33.7	100.5
Debt	974.4	1,448.7
Sundry liabilities	270.3	585.8
Commitments and contingent liabilities
Total Liabilities	14,350.8	14,670.2
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	302.4	269.2
Additional paid-in capital	1,272.2	815.2
Retained earnings	3,797.7	3,206.9
Accumulated other comprehensive income (loss)	(202.6)	474.2
Unallocated ESSOP shares (at cost)	(66.4)	(32.4)
Total Common Shareholders' Equity	5,103.4	4,733.3
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$19,454.2	$19,403.5
________

(1)
At June 30, 2018 and December 31, 2017, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 302,459,507 and 269,238,727 were issued as of June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Net premiums earned	$1,294.7	$1,239.2	$2,525.8	$2,440.6
Title, escrow, and other fees	125.5	123.5	224.8	223.2
Total premiums and fees	1,420.2	1,362.8	2,750.6	2,663.9
Net investment income	106.9	101.0	212.7	202.3
Other income	30.1	28.2	60.7	55.8
Total operating revenues	1,557.3	1,492.1	3,024.2	2,922.1
Investment gains (losses):
Realized from actual sale transactions	32.0	6.8	47.5	21.7
Unrealized from change in fair value of
equity securities	41.3	—	(110.6)	—
Unrealized from impairments	—	—	—	—
Total realized and unrealized investment
gains (losses)	73.3	6.8	(63.1)	21.7
Total revenues	1,630.7	1,499.0	2,961.1	2,943.8

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	601.0	608.8	1,191.2	1,168.1
Dividends to policyholders	6.3	5.9	10.1	10.1
Underwriting, acquisition, and other expenses	766.6	721.7	1,494.7	1,422.0
Interest and other charges	10.0	16.0	24.4	32.5
Total expenses	1,384.0	1,352.7	2,720.5	2,632.8
Income (loss) before income taxes (credits)	246.6	146.3	240.6	311.0

Income Taxes (Credits):
Current	35.4	33.4	61.4	85.4
Deferred	13.4	11.1	(22.7)	10.8
Total	48.8	44.6	38.7	96.2

Net Income	$197.7	$101.6	$201.8	$214.7

Net Income Per Share:
Basic	$.66	$.39	$.70	$.82
Diluted	$.66	$.35	$.68	$.74

Average shares outstanding: Basic	299,738,944	261,080,770	289,117,369	260,973,860
Diluted	301,075,469	298,313,246	301,329,249	298,367,533

Dividends Per Common Share:
Cash	$.1950	$.1900	$.3900	$.3800

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income As Reported	$197.7	$101.6	$201.8	$214.7

Other comprehensive income (loss):
Unrealized gains (losses) on securities not included
in the statement of income:
Unrealized gains (losses) on securities before
reclassifications	(62.9)	15.7	(211.6)	95.8
Amounts reclassified as investment gains
from sales in the statements of income	(1.2)	(6.8)	(1.7)	(21.7)
Pretax unrealized gains (losses) on securities	(64.1)	8.8	(213.3)	74.1
Deferred income taxes (credits)	(13.5)	3.2	(44.8)	25.9
Net unrealized gains (losses) on securities, net of tax	(50.6)	5.6	(168.4)	48.1
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	—	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.8	.1	1.6	.2
Net adjustment related to defined benefit
pension plans	.8	.1	1.6	.2
Deferred income taxes (credits)	.1	—	.3	—
Net adjustment related to defined benefit pension
plans, net of tax	.6	.1	1.2	.1
Foreign currency translation and other adjustments	(3.6)	1.7	(7.3)	3.3
Net adjustments	(53.6)	7.5	(174.6)	51.6
Comprehensive Income (Loss)	$144.1	$109.1	$27.2	$266.4

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$201.8	$214.7
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(14.8)	(21.0)
Premiums and other receivables	(210.4)	(215.1)
Unpaid claims and related items	93.5	73.3
Unearned premiums and other policyholders' liabilities	70.9	118.0
Income taxes	(20.7)	(1.6)
Prepaid federal income taxes	—	(31.8)
Reinsurance balances and funds	151.4	130.6
Realized investment (gains) losses from actual sale transactions	(47.5)	(21.7)
Unrealized investment (gains) losses from changes in fair value
of equity securities	110.6	—
Accounts payable, accrued expenses and other	(47.4)	13.7
Total	287.3	259.0

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	473.8	387.3
Sales	181.5	300.4
Sales of:
Equity securities	278.6	40.5
Other - net	8.2	21.1
Purchases of:
Fixed maturity securities:
Available for sale	(600.6)	(563.4)
Held to maturity	—	(107.6)
Equity securities	(350.8)	(262.0)
Other - net	(23.6)	(29.9)
Net decrease (increase) in short-term investments	152.8	95.5
Other - net	(.7)	—
Total	119.2	(118.0)

Cash flows from financing activities:
Issuance of common shares	9.7	12.4
Redemption of debentures and notes	(4.7)	(3.9)
Purchase of unallocated common shares by ESSOP	(37.4)	—
Dividends on common shares (Including a special dividend paid in January 2018)	(382.3)	(98.8)
Other - net	(9.8)	(1.2)
Total	(424.6)	(91.5)

Increase (decrease) in cash	(18.0)	49.3
Cash, beginning of period	125.9	145.7
Cash, end of period	$107.9	$195.1

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$29.7	$31.2
Income taxes	$59.6	$97.9

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

a) Effective January 1, 2018, the Company adopted FASB guidance on the recognition and measurement of financial instruments. The impact of the Company’s adoption of this pronouncement and the related interim disclosure requirements have been included in the pertinent note herein.

b) In addition, effective January 1, 2018, the Company adopted the FASB's comprehensive revenue recognition standard which applies to contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. The Company’s adoption of this standard did not have an effect on its insurance contract revenues, and based on its evaluation of certain less significant revenue streams generated from contracts with customers, does not have a material impact on the consolidated financial statements taken as a whole.

c) Effective January 1, 2017, the Company adopted new FASB guidance on accounting for share-based payment awards without material impact on the consolidated financial statements.

d) In February 2016, the FASB issued guidance on lease accounting which will be effective in 2019 and requires balance sheet recognition of all leases with a term greater than 12 months.

e) In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments which will be effective in 2020. The guidance will require immediate recognition of expected credit losses for (1) certain financial instruments including reinsurance recoverables, (2) held to maturity securities, (3) accounts and notes receivable and (4) modification of the impairment model for available for sale fixed maturity securities.

The Company is currently evaluating the foregoing lease and credit loss guidance to determine the potential impact of its adoption on its consolidated financial statements.

The financial accounting and reporting process relies on estimates and on the exercise of judgment. In the opinion of management all adjustments consisting only of normal recurring accruals necessary for a fair presentation of interim periods' results and financial position have been recorded. Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income	$197.7	$101.6	$201.8	$214.7
Numerator for basic earnings per share -
income available to common stockholders	197.7	101.6	201.8	214.7
Adjustment for interest expense incurred on
assumed conversion of convertible notes	—	3.6	3.1	7.3
Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversion of convertible notes	$197.7	$105.2	$204.9	$222.0

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	299,738,944	261,080,770	289,117,369	260,973,860
Effect of dilutive securities - stock based
compensation awards	1,336,525	1,458,135	1,385,141	1,630,905
Effect of dilutive securities - convertible senior notes	—	35,774,341	10,826,739	35,762,768
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	301,075,469	298,313,246	301,329,249	298,367,533
Earnings per share: Basic	$.66	$.39	$.70	$.82
Diluted	$.66	$.35	$.68	$.74

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	1,539,500	1,403,500	1,539,500	—
Convertible senior notes	—	—	—	—
Total	1,539,500	1,403,500	1,539,500	—
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. However, such shares are issued and outstanding and have the same voting and other rights applicable to all common shares.

3. Investments:

The Company may classify its fixed maturity invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of June 30, 2018 and December 31, 2017, the majority of the Company's fixed maturity invested assets were classified as "available for sale."

Fixed maturity securities classified as "available for sale" are included at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity. Fixed maturity securities classified as "held to maturity" are carried at amortized cost. Effective January 1, 2018, preferred and common stocks (equity securities) are included at fair value with changes in such values reflected as unrealized investment gains (losses) in the consolidated statements of income. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from recognized independent pricing services.

The Company reviews the status and fair value changes of each of its fixed maturity investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses directly in shareholders' equity. The Company recognized no OTTI adjustments for the quarters and six months ended June 30, 2018 and 2017.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
June 30, 2018:
Available for sale:
U.S. & Canadian Governments	$1,456.6	$1.5	$27.8	$1,430.3
Corporate	6,631.3	43.7	110.8	6,564.2
	$8,087.9	$45.3	$138.7	$7,994.6

Held to maturity:
Tax-exempt	$1,056.2	$.9	$22.7	$1,034.3

December 31, 2017:
Available for sale:
U.S. & Canadian Governments	$1,554.3	$6.5	$8.7	$1,552.2
Corporate	6,607.8	140.8	18.6	6,730.0
	$8,162.2	$147.4	$27.3	$8,282.3

Held to maturity:
Tax-exempt	$1,067.4	$10.0	$8.3	$1,069.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at June 30, 2018:
Available for sale:
Due in one year or less	$658.6	$661.7
Due after one year through five years	4,392.1	4,362.6
Due after five years through ten years	2,936.3	2,865.1
Due after ten years	100.8	105.0
	$8,087.9	$7,994.6

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	130.7	128.8
Due after five years through ten years	917.3	897.4
Due after ten years	8.1	8.1
	$1,056.2	$1,034.3

The following tables reflect the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity fixed maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$764.2	$17.7	$379.8	$10.0	$1,144.1	$27.8
Corporate	3,772.4	84.1	653.7	26.7	4,426.2	110.8
	$4,536.7	$101.8	$1,033.6	$36.8	$5,570.4	$138.7

Number of available for sale
securities in unrealized
loss position		907		204		1,111

Held to maturity:
Tax-exempt	$454.4	$6.3	$402.9	$16.3	$857.4	$22.7

Number of held to maturity
securities in unrealized
loss position		157		142		299

December 31, 2017:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$1,080.9	$8.6	$29.5	$—	$1,110.5	$8.7
Corporate	1,660.9	15.0	145.9	3.6	1,806.9	18.6
	$2,741.9	$23.6	$175.5	$3.7	$2,917.4	$27.3

Number of available for sale
securities in unrealized
loss position		526		56		582

Held to maturity:
Tax-exempt	$321.9	$4.8	$134.7	$3.4	$456.6	$8.3

Number of held to maturity
securities in unrealized
loss position		112		48		160

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures.

A summary of the Company's equity securities holdings follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
June 30, 2018	$2,746.5	$573.5	$48.5	$3,271.4
December 31, 2017	$2,629.9	$658.8	$23.2	$3,265.5

At December 31, 2017, the Company held 9 available for sale equity securities that had been in an unrealized loss position for 12 months or less. Effective January 1, 2018, the Company adopted a new accounting standard which requires the recognition of changes in fair value of equity securities in net income. The effect is shown in the accompanying consolidated financial statements. The cumulative-effect adjustment resulting from the adoption of the new standard was to reclassify $502.1 from accumulated other comprehensive income to retained earnings; total shareholders' equity remained unchanged. During the quarter and first six months of 2018, the Company recognized unrealized investment gains (losses) of $41.3 and $(110.6) emanating from changes in the fair value of equity securities in the consolidated statements of income. Of these amounts, $59.2 and $(69.1) for the quarter and first six months of 2018, respectively, was related to changes in the fair value of equity securities still held at June 30, 2018.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value ("NAV") mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of June 30, 2018 and December 31, 2017.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of June 30, 2018:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$641.3	$789.0	$—	$1,430.3
Corporate	—	6,553.7	10.5	6,564.2
Short-term investments	516.9	—	—	516.9
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,034.3	—	1,034.3
Equity securities	$3,269.8	$—	$1.6	$3,271.4

As of December 31, 2017:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$761.4	$790.8	$—	$1,552.2
Corporate	—	6,719.5	10.5	6,730.0
Short-term investments	670.1	—	—	670.1
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,069.2	—	1,069.2
Equity securities	$3,264.4	$—	$1.1	$3,265.5

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2018.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date.

Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized cost at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Effective January 1, 2018, as above noted, unrealized gains and (losses) from changes in fair value of equity securities are recorded as investment gains (losses) in the income statement. Unrealized investment gains (losses) on fixed maturity securities, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At June 30, 2018, the Company and its subsidiaries had no non-income producing fixed maturity or equity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Investment income from:
Fixed maturity securities	$75.5	$73.2	$149.8	$147.5
Equity securities	29.4	26.6	59.8	52.8
Short-term investments	2.2	1.1	4.1	1.9
Other sources	1.1	.9	2.1	2.2
Gross investment income	108.4	102.1	215.9	204.5
Investment expenses (a)	1.4	1.0	3.1	2.1
Net investment income	$106.9	$101.0	$212.7	$202.3

Investment gains (losses):
From actual sale transactions:
Fixed maturity securities:
Gains	$—	$11.5	$.3	$14.4
Losses	—	(4.6)	(.1)	(4.8)
Net	—	6.8	.2	9.5
Equity securities:
Gains	37.9	—	52.9	12.2
Losses	(7.1)	—	(7.1)	—
Net	30.8	—	45.7	12.2
Other long-term investments, net	1.2	(.1)	1.5	—
Total from actual sale transactions	32.0	6.8	47.5	21.7
From unrealized changes in fair value of equity securities	41.3	—	(110.6)	—
From impairments	—	—	—	—
Total realized and unrealized investment gains (losses)	73.3	6.8	(63.1)	21.7
Current and deferred income taxes (credits)	15.4	2.4	(13.3)	7.5
Post tax realized and unrealized investment gains (losses)	$57.9	$4.4	$(49.7)	$14.1

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity on:
Fixed maturity securities	$(64.2)	$5.9	$(212.9)	$22.9
Less: Deferred income taxes (credits)	(13.5)	2.1	(44.8)	8.0
	(50.6)	3.7	(168.1)	14.9

Equity securities & other long-term investments	—	2.9	(.3)	51.1
Less: Deferred income taxes (credits)	—	1.0	—	17.8
	—	1.8	(.3)	33.2
Net changes in unrealized investment gains (losses)	$(50.6)	$5.6	$(168.4)	$48.1
__________

(a)	Investment expenses largely consist of personnel costs and investment management and custody service fees.

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

This space left intentionally blank

Summary of changes in aggregate reserves for claims and related costs:

	Six Months Ended
	June 30,
	2018	2017
Gross reserves at beginning of period	$9,237.6	$9,206.0
Less: reinsurance losses recoverable	2,921.1	2,766.1
Net reserves at beginning of period:
General Insurance	5,471.5	5,249.9
Title Insurance	559.7	602.0
RFIG Run-off	271.7	574.0
Other	13.5	13.8
Sub-total	6,316.4	6,439.8
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,118.0	1,061.7
Title Insurance	45.5	44.3
RFIG Run-off (a)	33.9	67.6
Other	11.2	11.4
Sub-total	1,208.7	1,185.1
Change in provision for insured events of prior years:
General Insurance	16.0	28.8
Title Insurance	(15.5)	(22.0)
RFIG Run-off (a)	(15.8)	(21.4)
Other	(2.4)	(1.8)
Sub-total	(17.7)	(16.5)
Total incurred claims and claim adjustment expenses (a)	1,190.9	1,168.6
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	300.2	276.4
Title Insurance	1.0	1.4
RFIG Run-off (b)	.5	.9
Other	6.3	6.4
Sub-total	308.1	285.3
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	688.5	677.3
Title Insurance	31.9	31.8
RFIG Run-off (b)	65.3	97.1
Other	3.4	3.2
Sub-total	789.2	809.6
Total payments (b)	1,097.4	1,094.9
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable: (c)
General Insurance	5,616.8	5,386.7
Title Insurance	556.7	591.0
RFIG Run-off	223.9	522.0
Other	12.4	13.7
Sub-total	6,409.9	6,513.5
Reinsurance losses recoverable	2,982.6	2,873.0
Gross reserves at end of period	$9,392.5	$9,386.6
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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $2.2 and $3.2 for the year-to-date periods ended June 30, 2018 and 2017, respectively. The provision for insured events of prior years for the periods shown in the table was (increased) reduced by estimated coverage rescissions and claims denials of $(3.3) and $(1.9), respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

(b)	Rescissions reduced the Company's paid losses by an estimated $2.7 and $6.4 for the year-to-date periods ended June 30, 2018 and 2017, respectively.

(c)	Net reserves for claims that have been incurred but are not yet reported ("IBNR") carried in each segment were as follows:

	June 30,	June 30,	December 31,
	2018	2017	2017
General Insurance	$2,729.6	$2,560.7	$2,585.9
Title Insurance	478.7	519.0	479.3
RFIG Run-off	29.6	221.8	30.5
Other	4.1	5.3	4.7
Total	$3,242.2	$3,306.9	$3,100.6

5. Employee Benefit Plans:

The Company had an active pension plan (the "Plan") covering a portion of its work force until December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan was closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retained all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly and year-to-date periods ended June 30, 2018 and 2017 were not material to Old Republic's consolidated statements of income.

During the second quarter of 2018, the Employee Savings and Stock Ownership Plan (ESSOP) purchased 1.7 million shares of Old Republic common stock for $37.4. The purchases were financed by loans to the ESSOP from participating subsidiaries.

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

This space left intentionally blank

Segmented and Consolidated Results:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
General Insurance:
Net premiums earned	$808.5	$769.5	$1,599.7	$1,512.3
Net investment income and other income	114.5	107.2	228.1	213.4
Total revenues before investment gains or losses	$923.0	$876.7	$1,827.8	$1,725.7
Income before income taxes (credits) and investment
gains or losses (a)	$90.7	$62.7	$174.0	$156.4
Income tax expense (credits) on above	$17.1	$17.6	$28.7	$45.6

Title Insurance:
Net premiums earned	$463.4	$432.0	$878.0	$850.4
Title, escrow and other fees	125.5	123.5	224.8	223.2
Sub-total	588.9	555.6	1,102.8	1,073.6
Net investment income and other income	9.6	9.3	19.4	19.1
Total revenues before investment gains or losses	$598.6	$565.0	$1,122.3	$1,092.8
Income before income taxes (credits) and investment
gains or losses (a)	$60.9	$65.0	$90.4	$105.5
Income tax expense (credits) on above	$13.0	$22.5	$19.3	$36.4

RFIG Run-off Business:
Net premiums earned	$19.6	$32.9	$41.0	$68.4
Net investment income and other income	5.4	5.3	10.8	10.9
Total revenues before investment gains or losses	$25.1	$38.3	$51.8	$79.4
Income before income taxes (credits) and investment
gains or losses	$13.7	$6.8	$24.7	$21.3
Income tax expense (credits) on above	$2.8	$2.2	$5.0	$7.5

Consolidated Revenues:
Total revenues of above Company segments	$1,546.8	$1,480.0	$3,002.0	$2,898.1
Other sources (b)	40.2	42.2	81.7	84.1
Consolidated investment gains (losses):
Realized from actual transactions	32.0	6.8	47.5	21.7
Unrealized from changes in fair value of equity securities	41.3	—	(110.6)	—
Total realized and unrealized investment gains (losses)	73.3	6.8	(63.1)	21.7
Consolidation elimination adjustments	(29.8)	(30.1)	(59.5)	(60.1)
Consolidated revenues	$1,630.7	$1,499.0	$2,961.1	$2,943.8

Consolidated Income (Loss) Before Income
Taxes (Credits):
Total income before income taxes (credits)
and investment gains or losses of
above Company segments	$165.3	$134.6	$289.2	$283.3
Other sources - net (b)	7.9	4.8	14.4	5.9
Consolidated investment gains (losses):
Realized from actual transactions	32.0	6.8	47.5	21.7
Unrealized from changes in fair value of equity securities	41.3	—	(110.6)	—
Total realized and unrealized investment gains (losses)	73.3	6.8	(63.1)	21.7
Consolidated income (loss) before income
taxes (credits)	$246.6	$146.3	$240.6	$311.0

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$33.0	$42.4	$53.1	$89.6
Other sources - net (b)	.4	(.1)	(1.1)	(.9)
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	15.4	2.4	(13.3)	7.5
Consolidated income tax expense (credits)	$48.8	$44.6	$38.7	$96.2

	June 30,	December 31,
	2018	2017
Consolidated Assets:
General Insurance	$16,519.9	$16,055.5
Title Insurance	1,413.6	1,466.0
RFIG Run-off Business	766.6	805.0
Total assets for the above company segments	18,700.2	18,326.6
Other assets (b)	1,049.7	1,440.9
Consolidation elimination adjustments	(295.6)	(364.0)
Consolidated assets	$19,454.2	$19,403.5

(a)
Income before income taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $16.6 and $32.0 compared to $14.2 and $28.3 for the quarters and six months ended June 30, 2018 and 2017, respectively, and Title - $1.5 and $3.0 compared to $2.2 and $4.3 for the quarters and six months ended June 30, 2018 and 2017, respectively.

(b)	Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and accident insurance operation.

7. Commitments and Contingent Liabilities:

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Under GAAP, an estimated loss is accrued only if the loss is probable and reasonably estimable. At June 30, 2018, the Company did not have material non-claim litigation exposures in its consolidated business for which adequate claim and related expense provisions had not been made.

8. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$—	$—	$470.6	$652.2
4.875% Senior Notes issued in 2014 and due 2024	396.5	415.0	396.2	430.3
3.875% Senior Notes issued in 2016 and due 2026	545.4	528.7	545.1	553.9
ESSOP debt	—	—	4.2	4.2
Other miscellaneous debt with an average yield of 3.13%
and 2.45%, respectively	32.4	32.5	32.4	32.5
Total debt	$974.4	$976.3	$1,448.7	$1,673.2

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

The following table shows a summary of the carrying value and fair value of financial liabilities segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
June 30, 2018	$974.4	$976.3	$—	$943.8	$32.5
December 31, 2017	$1,448.7	$1,673.2	$—	$1,636.5	$36.7

9. Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service ("IRS") could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred income tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. The IRS has audited the Company's consolidated Federal income tax returns through year-end 2013.

The Tax Cuts and Jobs Act ("TCJA") was enacted into law on December 22, 2017. The TCJA, among its many elements, lowered the nominal federal corporate tax rate to 21.0% from 35.0%. The IRS requires the Company's insurance subsidiaries to discount loss reserves using either company specific payment patterns, or industry average tables published by the IRS. The Company has previously elected to follow the IRS industry average tables. The TCJA requires the IRS to publish tables linking the interest rates used to discount loss reserves to the corporate bond yield curve as opposed to the Federal mid-term rates used under the old law. As of the date of this report, the IRS has not published the updated tables. Accordingly, the Company is unable to make a reasonable estimate of any adjustment resulting from the application of the new IRS published discount rates. The Company has used the most recently published IRS tables for the preparation of the accompanying consolidated financial statements. Any adjustment to the loss reserve discount will be recorded in the period in which additional information becomes available.

This space left intentionally blank

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarter and Six Months Ended June 30, 2018 and 2017
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for 0.3% of consolidated operating revenues for the six months ended June 30, 2018 and 0.7% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

Pretax operating income benefitted from improving underwriting/service income trends for General Insurance in particular, mid-single digit investment income growth, and lower debt interest costs. Post-tax operating income was affected by the same factors and a lower corporate income tax rate, while net income was additionally influenced by variations in realized investment gains and the inclusion, for the first time in 2018, of unrealized investment gains or losses of equity securities. As the consequence of some of these factors, year-over-year reported results are not fully comparable. The table following the Financial Highlights shows the impact of the pertinent factors on period-to-period comparisons.

Financial Highlights
	Quarters Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Operating revenues:
General insurance	$923.0	$876.7	5.3%	$1,827.8	$1,725.7	5.9%
Title insurance	598.6	565.0	6.0	1,122.3	1,092.8	2.7
Corporate and other	10.4	12.0	(13.3)	22.1	24.0	(7.8)
Subtotal	1,532.2	1,453.8	5.4	2,972.3	2,842.6	4.6
RFIG run-off business	25.1	38.3	(34.4)	51.8	79.4	(34.7)
Total	$1,557.3	$1,492.1	4.4%	$3,024.2	$2,922.1	3.5%
Pretax operating income (loss):
General insurance	$90.7	$62.7	44.6%	$174.0	$156.4	11.2%
Title insurance	60.9	65.0	(6.3)	90.4	105.5	(14.3)
Corporate and other	7.9	4.8	64.1	14.4	5.9	142.0
Subtotal	159.5	132.6	20.3	278.9	267.9	4.1
RFIG run-off business	13.7	6.8	100.6	24.7	21.3	15.8
Total	173.3	139.4	24.3%	303.7	289.3	5.0%
Pretax investment gains (losses):
Realized from actual transactions	32.0	6.8		47.5	21.7
Unrealized from changes in fair
value of equity securities	41.3	—		(110.6)	—
Total realized and unrealized	73.3	6.8		(63.1)	21.7
Consolidated pretax income (loss)	246.6	146.3		240.6	311.0
Income taxes (credits)	48.8	44.6		38.7	96.2
Net income (loss)	$197.7	$101.6	94.6%	$201.8	$214.7	(6.0)%
Components of post-tax diluted earnings per share:
Net operating income (loss):
General insurance	$0.24	$0.15	60.0%	$0.48	$0.37	29.7%
Title insurance	0.16	0.14	14.3	0.24	0.23	4.3
Corporate and other	0.03	0.03	—	0.06	0.05	20.0
Subtotal	0.43	0.32	34.4	0.78	0.65	20.0
RFIG run-off business	0.04	0.02	100.0	0.07	0.05	40.0
Net operating income (loss)	0.47	0.34	38.2%	0.85	0.70	21.4%
Net realized investment gains (losses)	0.08	0.01		0.12	0.04
Subtotal	0.55	0.35		0.97	0.74
Net unrealized investment gains
(losses)	0.11	—		(0.29)	—
Net income (loss)	$0.66	$0.35	88.6%	$0.68	$0.74	(8.1)%
Cash dividends declared per share	$0.1950	$0.1900	2.6%	$0.3900	$0.3800	2.6%
Ending book value per share				$17.08	$17.81	(4.1)%

Effective January 1, 2018, two significant events have transpired that have a bearing on the year-over-year comparability of consolidated pretax income, as well as post-tax net operating and net income. The first arises from a new rule of the Financial Accounting Standards Board (“FASB”) which now requires the inclusion of unrealized investment gains or losses emanating from changes in the fair value of equity (but not fixed maturity) securities in the determination of pre and post-tax income. The second relates to a reduction of nominal Federal corporate income tax rates from 35% to 21%.

To enhance the comparison of earnings among the periods reported upon, the following table shows the effects of the changed corporate income tax rates and the inclusion of unrealized fair value investment gains (losses) on equity securities in 2017 results as if the new rule applied to that year’s interim periods.

	Quarters Ended June 30,
	2018	2017		Change
Pretax operating income	$173.3	$139.4		24.3%
Income tax expense (effective rates 19.3% and 30.3%)(a)	33.4	42.2		(20.8)
Net operating income	139.8	97.1		43.9%
Realized investment gains (losses) from actual sale transactions	32.0	6.8
Income tax expense (effective rates 21.0% and 35.0%)(a)	6.7	2.4
Net realized investment gains (losses)	25.2	4.4
Combined pretax operating income and realized investment gains (losses)	205.3	146.3
Income tax expense (effective rates 19.6% and 30.5%)(a)	40.1	44.6
Combined net operating income and realized investment gains
(losses)	165.1	101.6
Unrealized gains (losses) from changes in fair value of equity securities	41.3	2.7	(b)
Income tax expense (effective rates 21.0% and 35.0%)(a)	8.7	0.9	(b)
Net unrealized gains (losses)	32.6	1.7	(b)
Consolidated pretax income (loss)	246.6	149.0	(b)
Income tax expense (effective rates 19.8% and 30.6%)(a)	48.8	45.6	(b)
Net income (loss)	$197.7	$103.4	(b)

	Six Months Ended June 30,
	2018	2017		Change
Pretax operating income	$303.7	$289.3		5.0%
Income tax expense (effective rates 17.1% and 30.7%)(a)	52.0	88.6		(41.3)
Net operating income	251.6	200.6		25.4%
Realized investment gains (losses) from actual sale transactions	47.5	21.7
Income tax expense (effective rates 21.0% and 35.0%)(a)	9.9	7.5
Net realized investment gains (losses)	37.5	14.1
Combined pretax operating income and realized investment gains (losses)	351.2	311.0
Income tax expense (effective rates 17.7% and 31.0%)(a)	62.0	96.2
Combined net operating income and realized investment gains
(losses)	289.2	214.7
Unrealized gains (losses) from changes in fair value of equity securities	(110.6)	50.7	(b)
Income tax expense (effective rates 21.0% and 35.0%)(a)	(23.3)	17.7	(b)
Net unrealized gains (losses)	(87.3)	33.0	(b)
Consolidated pretax income (loss)	240.6	361.7	(b)
Income tax expense (effective rates 16.1% and 31.5%)(a)	38.7	114.0	(b)
Net income (loss)	$201.8	$247.7	(b)
__________________
(a) Effective rates based on 2018 (21%) and 2017 (35%) nominal Federal income tax rates, respectively.
(b) Amounts for 2017 include the retroactive, “as if” inclusion of unrealized gains or losses on equity securities for that period.

The above and preceding table show both net operating and net income to highlight the effects of realized and, beginning in 2018, unrealized investment gains or losses in equity securities on period-to-period comparisons. Management uses operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, believing that the measure enhances an understanding of Old Republic’s core business results. Net operating income, however, does not replace GAAP net income as a measure of total profitability.

The realization of investment gains or losses can be highly discretionary due to such factors as the timing of individual securities sales, the recording of estimated losses from write-downs of impaired securities, tax-planning and tax-rate change considerations, as well as modifications in investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors. The inclusion, starting in 2018, of market-driven changes in equity investments’ valuations will most likely produce greater period-to-period fluctuations in reported net income, particularly at times of significant instability or volatility in the securities markets. In any event, this FASB change has no effect on the management or evaluation of the Company’s basic operating results, nor on the determination of such critical elements as current income taxes, debt-to-equity ratios, shareholders’ equity, or insurance subsidiaries’ ability to pay dividends to the ORI holding company parent.

General Insurance Results - The table below shows the major elements affecting this segment's performance for the interim periods reported upon.

	General Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Net premiums earned	$808.5	$769.5	5.1%	$1,599.7	$1,512.3	5.8%
Net investment income	84.4	79.1	6.8	167.7	157.9	6.2
Other income	30.0	28.0	6.9	60.3	55.4	8.9
Operating revenues	923.0	876.7	5.3	1,827.8	1,725.7	5.9
Claim costs	578.1	573.0	0.9	1,144.2	1,100.7	4.0
Sales and general expenses	236.6	225.2	5.0	474.9	437.1	8.6
Interest and other costs	17.5	15.7	11.7	34.6	31.4	10.2
Total operating expenses	832.3	814.0	2.3	1,653.8	1,569.3	5.4
Pretax operating income (loss)(a)	$90.7	$62.7	44.6%	$174.0	$156.4	11.2%

Claim ratio	71.5%	74.5%	71.5%	72.8%
Expense ratio	25.5	25.6	25.9	25.2
Composite underwriting ratio	97.0%	100.1%	97.4%	98.0%
__________________

(a)
In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $- and $0.5 of pretax operating gains for the second quarter and first half of 2018, and $12.1 and $16.6 of pretax operating losses for the second quarter and first half of 2017, respectively, were retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

With few exceptions, earned premiums grew for most types of coverages and markets served. The aggregating effects of recent years’ and continuing premium rate increases for several insurance products, along with new business production were main contributory elements to the higher premium levels. Growth stemmed primarily from commercial automobile (trucking), national accounts, auto warranty, and the various coverages offered by a new underwriting facility established in early 2015. Net investment income gained moderately in the context of a relatively stable invested asset base and fundamentally unchanged yield environment.

As the table below indicates, year-over-year claim ratios trended down in this year’s first half. Better performance was driven by Old Republic’s large books of workers’ compensation and commercial automobile (trucking) coverages in particular. The downturn in this largest of cost elements was aided by slightly lower estimates of current year claim provisions, and a lessened impact from unfavorable development of prior years’ reserve estimates.

The table below shows recent annual and interim periods’ trends in prior years’ claim developments:

		Effect of Prior Years'
		(Favorable)/	Claim Ratio Excluding Prior
		Unfavorable Claim	Years' Claim Reserves
	Reported Claim Ratio	Reserves Development	Development
2013	73.6%	(0.9)%	74.5%
2014	77.9	3.9	74.0
2015	74.1	1.5	72.6
2016	73.0	0.3	72.7
2017	71.8%	0.7%	71.1%
2nd Quarter 2017	74.5%	2.4%	72.1%
2nd Quarter 2018	71.5%	—%	71.5%
1st Six Months 2017	72.8%	1.9%	70.9%
1st Six Months 2018	71.5%	1.0%	70.5%

As this year is progressing, the expense ratio is staying aligned with revenue trends.

Quarterly and even annual claim provisions, and the trends they display may not be particularly meaningful indicators of future outcomes for Old Republic’s liability-oriented mix of business. Absent significant economic and insurance industry dislocations in the foreseeable future, it is currently anticipated that reported claim ratios can be expected to fall within targeted averages in the high 60 to low 70 percent range. The current mix of business should reflect an expense ratio ranging between 23 and 25 percent.

Title Insurance Results - Operating results for 2018’s interim periods were for the most part affected by slower growth of premiums and fees revenues, while claim costs and general expenses grew at a relatively quicker pace.

	Title Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Net premiums and fees earned	$588.9	$555.6	6.0%	$1,102.8	$1,073.6	2.7%
Net investment income	9.5	9.2	3.3	19.0	18.7	1.4
Other income	0.1	0.1	—	0.4	0.4	—
Operating revenues	598.6	565.0	6.0	1,122.3	1,092.8	2.7
Claim costs	17.0	11.2	51.1	29.9	22.2	34.4
Sales and general expenses	519.6	486.6	6.8	999.4	960.7	4.0
Interest and other costs	1.1	2.0	(44.2)	2.4	4.2	(43.0)
Total operating expenses	537.7	499.9	7.6	1,031.8	987.3	4.5
Pretax operating income (loss)	$60.9	$65.0	(6.3)%	$90.4	$105.5	(14.3)%

Claim ratio	2.9%	2.0%	2.7%	2.1%
Expense ratio	88.2	87.6	90.6	89.4
Composite underwriting ratio	91.1%	89.6%	93.3%	91.5%

2018 year-over-year comparisons of revenues from title premiums and fees reflected mid-single digit growth paced by independent agents’ production and a slower rise in directly-produced business. By contrast, claim costs trended higher as favorable development of prior years’ claim reserve estimates edged down. The following table shows recent trends in reported claim ratios, and the impact on each calendar period of (favorable) or unfavorable developments of prior years’ claim reserve provisions:

		Effect of Prior Years'
		(Favorable)/	Claim Ratio Excluding Prior
		Unfavorable Claim	Years' Claim Reserves
	Reported Claim Ratio	Reserves Development	Development
2013	6.7%	(0.2)%	6.9%
2014	5.2	(0.8)	6.0
2015	4.9	(0.6)	5.5
2016	3.8	(1.1)	4.9
2017	0.9%	(3.3)%	4.2%
2nd Quarter 2017	2.0%	(2.1)%	4.1%
2nd Quarter 2018	2.9%	(1.2)%	4.1%
1st Six Months 2017	2.1%	(2.0)%	4.1%
1st Six Months 2018	2.7%	(1.4)%	4.1%

As the first table above indicates, net investment income was essentially flat as both invested asset balances and investment yields remained relatively unchanged. The operating expense ratio was within range of expectations for this segment’s current business environment.

RFIG Run-off Business Results - 2018 performance was in line with the anticipated decline of insured risk in force and concomitant reduction in net premiums earned.

	RFIG Run-off Business
	Quarters Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
A. Mortgage Insurance (MI)
Net premiums earned	$19.2	$29.1	(33.9)%	$40.2	$60.5	(33.5)%
Net investment income	5.2	5.0	3.1	10.3	10.3	0.4
Claim costs	6.2	10.3	(39.2)	17.7	21.3	(16.6)
Pretax operating income (loss)(a)	$13.8	$19.3	(28.4)%	$24.6	$38.7	(36.4)%

Claim ratio	32.7%	35.5%	44.2%	35.2%
Expense ratio	22.3	15.3	20.2	17.7
Composite underwriting ratio	55.0%	50.8%	64.4%	52.9%

B. Consumer Credit Indemnity (CCI)
Net premiums earned	$0.4	$3.7	(88.7)%	$0.8	$7.9	(89.5)%
Net investment income	0.2	0.3	(32.7)	0.4	0.6	(32.6)
Claim costs	0.3	15.9	(97.6)	0.3	24.8	(98.5)
Pretax operating income (loss)(a)	$(0.1)	$(12.5)	98.9%	$—	$(17.4)	100.3%

Claim ratio	91.2%	425.8%	44.6%	311.0%
Expense ratio	95.7	17.4	101.5	15.5
Composite underwriting ratio	186.9%	443.2%	146.1%	326.5%

C. Total MI and CCI run-off business:
Net premiums earned	$19.6	$32.9	(40.2)%	$41.0	$68.4	(40.0)%
Net investment income	5.4	5.3	0.8	10.8	10.9	(1.6)
Claim costs	6.6	26.3	(74.6)	18.1	46.1	(60.6)
Pretax operating income (loss)(a)	$13.7	$6.8	100.6%	$24.7	$21.3	15.8%

Claim ratio	33.9%	80.0%	44.2%	67.4%
Expense ratio	23.9	15.6	21.9	17.5
Composite underwriting ratio	57.8%	95.6%	66.1%	84.9%
__________________

(a)
In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $- and $0.5 of pretax operating gains for the second quarter and first half of 2018, and $12.1 and $16.6 of pretax operating losses for the second quarter and first half of 2017, respectively, were retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

Operating results of the run-off MI and CCI business reflect the expected, continuing drop in net earned premiums from declining risk in force. For the CCI coverage in particular, the much lower premiums in this year’s interim periods resulted mostly from the elimination of a major bank business relationship which had been a significant source of both earned premiums and litigated claim costs. The ratios of MI incurred claim costs to earned premiums were reduced by 37.9 and 32.5 percentage points in this year’s second quarter and first half, respectively. For the same respective periods of 2017, the reductions amounted to 27.0 and 31.1 percentage points. In each instance, the reductions reflect favorable developments of prior years’ claim reserves.

The much more favorable CCI claim ratios for this years’ second quarter and first half reflect the absence of the aforementioned litigation-induced claim costs which had burdened this book of business for many years through 2017’s third quarter. During the latter period, provision was made for the final settlement and probable disposition of all known litigated and other claim costs incurred during the Great Recession years and their aftermath.

Corporate and Other Operations - The combination of a small life and accident insurance business and the net costs associated with operations of the parent holding company and its internal services subsidiaries usually produce highly variable results. Earnings variations posted by these operations stem from volatility inherent to the small scale of the life and accident insurance line, net investment income, and net interest charges pertaining to external and intra-system financing arrangements. This year’s second quarter and first half results were enhanced by the elimination of interest costs related to outstanding debt converted into ORI common stock in March. The interplay of these various operating elements is summarized in the following table:

	Corporate and Other Operations
	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net life and accident premiums earned	$3.0	$4.7	$6.9	$9.4
Net investment income	7.4	7.3	15.2	14.6
Other income	—	—	—	—
Operating revenues	10.4	12.0	22.1	24.0
Claim costs	5.5	4.2	9.0	9.2
Insurance expenses	1.0	1.7	2.4	5.5
Corporate, interest, and other expenses-net	(4.0)	1.3	(3.7)	3.2
Total operating expenses	2.5	7.2	7.7	18.0
Pretax operating income (loss)	$7.9	$4.8	$14.4	$5.9

Consolidated Results - The above summarized operating results of Old Republic’s segmented business are reflected in the following consolidation of accounts.

	ORI Consolidated
	Quarters Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Net premiums and fees earned	$1,420.2	$1,362.8	4.2%	$2,750.6	$2,663.9	3.3%
Net investment income	106.9	101.0	5.8	212.7	202.3	5.1
Other income	30.1	28.2	7.0	60.7	55.8	8.9
Operating revenues	1,557.3	1,492.1	4.4	3,024.2	2,922.1	3.5
Claim costs	607.3	614.8	(1.2)	1,201.4	1,178.2	2.0
Sales and general expenses	766.6	721.7	6.2	1,494.7	1,422.0	5.1
Interest and other costs	10.0	16.0	(37.8)	24.4	32.5	(24.9)
Total operating expenses	1,384.0	1,352.7	2.3	2,720.5	2,632.8	3.3
Pretax operating income (loss)	173.3	139.4	24.3	303.7	289.3	5.0
Income taxes (credits)	33.4	42.2	(20.8)	52.0	88.6	(41.3)
Net operating income (loss)	139.8	97.1	43.9%	251.6	200.6	25.4%
Realized investment gains (losses)
from actual sale transactions	32.0	6.8		47.5	21.7
Income tax expense (credits)	6.7	2.4		9.9	7.5
Net realized investment
gains (losses) after tax	25.2	4.4		37.5	14.1
Unrealized investment gains (losses)
from changes in fair value of
equity securities	41.3	—		(110.6)	—
Income tax expense (credits)	8.7	—		(23.3)	—
Net unrealized investment
gains (losses) after tax	32.6	—		(87.3)	—
Net realized and unrealized
investment gains (losses)	57.9	4.4		(49.7)	14.1
Net income (loss)	$197.7	$101.6	94.6%	$201.8	$214.7	(6.0)%

Claim ratio	42.8%	45.1%	43.7%	44.2%
Expense ratio	51.5	50.7	51.8	51.0
Composite underwriting ratio	94.3%	95.8%	95.5%	95.2%

Consolidated operating cash flow	$287.3	$259.0	10.9%

Consolidated operating cash flow was additive to investable funds and operating needs in the amount of $287.3 and $259.0 for the first six months of 2018 and 2017, respectively. Excluding inherently negative operating cash flows in the RFIG run-off business, these amounts would have been $307.4 and $319.9, respectively.

The sum-total of Old Republic's segmented results is represented by the following major components of pretax consolidated income:

	Quarters Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Pretax operating income:
Underwriting and related services:
All segments except RFIG	$68.0	$52.9	28.4%	$101.4	$109.0	(7.0)%
RFIG run-off	8.3	1.4	N/M	13.9	10.3	34.2
Subtotal	76.3	54.4	40.3	115.3	119.4	(3.5)
Net investment income	106.9	101.0	5.8	212.7	202.3	5.1
Interest and other costs	(10.0)	(16.0)	(37.8)	(24.4)	(32.5)	(24.9)
Total	173.3	139.4	24.3%	303.7	289.3	5.0%
Realized investment gains (losses)
from actual sale transactions	32.0	6.8		47.5	21.7
Unrealized investment gains (losses)
from changes in fair value of
equity securities	41.3	—		(110.6)	—
Consolidated pretax income (loss)	$246.6	$146.3		$240.6	$311.0

Cash, Invested Assets, and Shareholders' Equity - The table below shows Old Republic's consolidated cash and invested assets as well as the shareholders' equity balances at the dates shown.

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	June 30,	Dec. 31,	June 30,	June '18 /	June '18 /
	2018	2017	2017	Dec. '17	June '17
Cash and invested assets:
Invested assets, carried at fair value	$12,015.8	$12,468.9	$12,156.3	(3.6)%	(1.2)%
Held to maturity, carried at amortized cost	1,056.2	1,067.4	1,071.7	(1.1)	(1.4)
Total per balance sheet	$13,072.0	$13,536.4	$13,228.0	(3.4)%	(1.2)%
Total at original cost of all	$12,643.1	$12,783.4	$12,514.4	(1.1)%	1.0%

Shareholders' equity: Total	$5,103.4	$4,733.3	$4,650.8	7.8%	9.7%
Per common share	$17.08	$17.72	$17.81	(3.6)%	(4.1)%

Composition of shareholders' equity per share:
Equity before items below	$16.37	$16.26	$16.37	0.7%	—%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	0.71	1.46	1.44
Total	$17.08	$17.72	$17.81	(3.6)%	(4.1)%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$15.63	$16.14	$16.44	(3.2)%	(4.9)%
RFIG run-off segment	1.45	1.58	1.37
Consolidated total	$17.08	$17.72	$17.81	(3.6)%	(4.1)%

Old Republic's invested assets portfolio is directed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of the insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, as well as the long-term stability of the subsidiaries’ capital accounts. To this end, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

As of June 30, 2018, the consolidated investment portfolio reflected an allocation of approximately 75% to fixed-maturity and short-term investments, and 25% to high quality, dividend-paying equity securities. The asset quality of the fixed maturity portfolio has remained at high levels.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income, dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
	Quarter			Year
	Ended	Six Months Ended		Ended
	June 30,	June 30,		Dec. 31,
	2018	2018	2017	2017
Beginning balance	$16.82	$17.72	$17.16	$17.16
Changes in shareholders' equity:
Post-tax net operating income (loss)	0.47	0.87	0.77	1.21
Post-tax net realized investment gains (losses)	0.08	0.13	0.05	0.93
Post-tax net unrealized investment gains (losses) on
securities carried at fair value:
Reported in net income (loss)	0.11	(0.30)	—	—
Reported as other comprehensive income (loss)	(0.17)	(0.56)	0.18	0.28
Subtotal	(0.06)	(0.86)	0.18	0.28
Total post-tax realized and unrealized
investment gains (losses)	0.02	(0.73)	0.23	1.21
Cash dividends (a)	(0.1950)	(0.3900)	(0.3800)	(1.7600)
Debt conversion, stock issuance, and other transactions	(0.04)	(0.39)	0.03	(0.10)
Net change	0.26	(0.64)	0.65	0.56
Ending balance	$17.08	$17.08	$17.81	$17.72
Percentage change for the period	1.5%	(3.6)%	3.8%	3.3%
__________________

(a)	Full year 2017 includes a special cash dividend of $1.00 per share.

Capitalization - The following table shows the components of ORI’s total capitalization. The most significant change during the fiscal twelve-months ended June 30, 2018 relates to the completed conversion of the 3.75% convertible senior notes into ORI common stock in March 2018.

	Capitalization
	June 30,	December 31,	June 30,
	2018	2017	2017
Debt:
3.75% Convertible Senior Notes due 2018	$—	$470.6	$548.6
4.875% Senior Notes due 2024	396.5	396.2	395.9
3.875% Senior Notes due 2026	545.4	545.1	544.8
ESSOP debt	—	4.2	4.2
Other miscellaneous debt with an average yield of 3.13%	32.4	32.4	32.4
Total debt	974.4	1,448.7	1,526.1
Common shareholders' equity	5,103.4	4,733.3	4,650.8
Total capitalization	$6,077.9	$6,182.0	$6,176.9

Capitalization ratios:
Debt	16.0%	23.4%	24.7%
Common shareholders' equity	84.0	76.6	75.3
Total	100.0%	100.0%	100.0%

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

FINANCIAL POSITION

The Company's financial position at June 30, 2018 reflected increases in assets and common shareholders' equity of 0.3% and 7.8%, respectively, and a decline in liabilities of 2.2% when compared to the immediately preceding year-end. Cash and invested assets represented 67.2% and 69.8% of consolidated assets as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the cash, accrued investment income, and invested asset base declined by 3.4% to $13,072.0.

Investments - During the first six months of 2018 and 2017, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization common shares. At both June 30, 2018 and 2017, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At June 30, 2018, the Company had no fixed maturity investments in default as to principal and/or interest.

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

Possible future declines in fair values for Old Republic's available for sale fixed maturity portfolio would negatively affect the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and fair value changes of each of its fixed maturity investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. In the event the Company's estimate of other-than-temporary impairments is insufficient at any point in time, future periods' net income (loss) would be affected adversely by the recognition of additional impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity.

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	June 30,	December 31,
	2018	2017
Aaa	20.6%	21.6%
Aa	13.3	12.9
A	31.9	31.8
Baa	28.1	27.5
Total investment grade	93.9	93.8
All other (b)	6.1	6.2
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

June 30, 2018	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$161.2		$4.6
Health Care	44.1		3.1
Basic Industry	30.5		1.4
Consumer Durable	23.6		.8
Other (includes 7 industry groups)	144.7		2.0
Total	$404.3	(c)	$12.0
__________

(c)	Represents 4.4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

June 30, 2018	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
U.S. Governments & Agencies	$1,149.4		$26.0
Utilities	841.9		23.8
Municipal	880.1		22.7
Industrial	513.0		13.9
Other (includes 17 industry groups)	2,800.2		62.7
Total	$6,184.9	(d)	$149.3
__________

(d)	Represents 67.6% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

June 30, 2018	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Consumer Non Durable	$133.1		$17.2
Utilities	86.4		11.0
Technology	76.6		6.8
Telecom	128.8		5.1
Other (includes 4 industry groups)	209.4		8.3
Total	$634.6	(e)	$48.5	(f)
__________

(e)	Represents 23.1% of the total equity securities portfolio.

(f)	Represents 1.8% of the cost of the total equity securities portfolio, while gross unrealized gains represent 20.9% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
June 30, 2018	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$284.9	$—	$.9	$—
Due after one year through five years	3,038.9	234.1	56.9	4.6
Due after five years through ten years	3,237.3	161.6	102.5	7.0
Due after ten years	27.9	8.5	1.0	.4
Total	$6,589.2	$404.3	$161.4	$12.0

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
June 30, 2018	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	$84.2	$2.4	$—	$86.6
Seven to twelve months	21.5	—	—	21.5
More than twelve months	53.2	—	—	53.2
Total	$159.0	$2.4	$—	$161.4

Number of Issues in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	914	1	—	915
Seven to twelve months	149	—	—	149
More than twelve months	346	—	—	346
Total	1,409	1	—	1,410	(g)
__________

(g)	At June 30, 2018 the number of issues in an unrealized loss position represent 72.3% of the total number of such fixed maturity issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's amortized cost. The percentage reduction from such cost reflects the decline as of a specific point in time (June 30, 2018 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	June 30,	December 31,
	2018	2017
Maturity Ranges:
Due in one year or less	7.2%	9.2%
Due after one year through five years	49.5	45.5
Due after five years through ten years	42.1	44.1
Due after ten years through fifteen years	1.0	1.0
Due after fifteen years	.2	.2
Total	100.0%	100.0%

Average Maturity in Years	4.6	4.7
Duration (h)	4.1	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.1 as of June 30, 2018 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.1%.

Composition of Unrealized Gains (Losses)

	June 30,		December 31,
	2018		2017
Available for Sale:
Fixed Maturity Securities:
Amortized cost	$8,087.9		$8,162.2
Estimated fair value	7,994.6		8,282.3
Gross unrealized gains	45.3		147.4
Gross unrealized losses	(138.7)		(27.3)
Net unrealized gains (losses)	$(93.3)		$120.0

Equity Securities:
Original cost	$2,746.5		$2,629.9
Estimated fair value	3,271.4		3,265.5
Gross unrealized gains	573.5		658.8
Gross unrealized losses	(48.5)		(23.2)
Net unrealized gains (losses)	$524.9	(i)	$635.6
___________

(i)	Effective January 1, 2018, changes in fair value of equity securities are recognized in net income. See Note 3.

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

Capitalization - Old Republic's total capitalization of $6,077.9 at June 30, 2018 consisted of debt of $974.4 and common shareholders' equity of $5,103.4. Changes in the common shareholders' equity account reflect primarily net income for the period then ended, changes in the fair value of fixed maturity securities, dividend payments and the conversion of all the 2018 Convertible Senior Notes into the Company's common stock. At June 30, 2018, the Company's consolidated debt to equity ratio was 19.1%.

Old Republic has paid a cash dividend without interruption since the World War II year of 1942 (77 years), and it has raised the annual cash dividend payout for each of the past 37 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. Since the Company's mortgage insurance subsidiaries have discontinued writing new business the risk-to-capital ratio considerations are therefore no longer of consequence.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 27% of 2018 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 73% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2015	$2,894.7	$2,045.3	$219.9	$19.4	$5,179.4	7.7%
2016	2,936.3	2,206.6	170.0	20.1	5,333.2	3.0
2017	3,110.8	2,287.2	122.9	18.8	5,539.7	3.9
Six Months Ended June 30:
2017	1,512.3	1,073.6	68.4	9.4	2,663.9	4.1
2018	1,599.7	1,102.8	41.0	6.9	2,750.6	3.3
Quarters Ended June 30:
2017	769.5	555.6	32.9	4.7	1,362.8	3.7
2018	$808.5	$588.9	$19.6	$3.0	$1,420.2	4.2%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Workers' Compensation	Commercial Automobile (mostly trucking)	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2015	39.0%	32.1%	4.1%	7.4%	5.9%	11.5%
2016	36.5	33.7	4.3	7.4	5.6	12.5
2017	33.6	34.6	4.9	7.6	6.3	13.0
Six Months Ended June 30:
2017	34.6	34.3	4.6	7.5	6.0	13.0
2018	31.6	36.2	5.3	7.6	6.4	12.9
Quarters Ended June 30:
2017	33.7	34.7	4.5	7.6	5.8	13.7
2018	30.8%	36.2%	5.2%	7.6%	6.3%	13.9%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2015	27.2%	72.8%
2016	27.9	72.1
2017	26.9	73.1
Six Months Ended June 30:
2017	27.6	72.4
2018	26.8	73.2
Quarters Ended June 30:
2017	29.4	70.6
2018	28.1%	71.9%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2015	$201.1	$195.9	79.9%	56.1%
2016	157.1	154.1	77.7	72.8
2017	110.4	109.8	77.9	78.2
Six Months Ended June 30:
2017	60.8	60.5	77.5	73.0
2018	40.2	40.2	78.0%	74.2%
Quarters Ended June 30:
2017	29.3	29.1
2018	$19.2	$19.2

As previously discussed, the Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 7.0% of total net risk in force as of June 30, 2018, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2015	$6,414.9	$428.2	$24.1	$6,867.3
2016	4,987.9	359.5	20.5	5,367.9
2017	3,888.0	292.4	12.1	4,192.6
As of June 30:
2017	4,421.1	330.7	19.6	4,771.6
2018	$3,449.3	$260.2	$11.5	$3,721.2

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2015	6.8%	29.3%	63.0%	.9%
2016	7.2	30.5	61.5	.8
2017	7.5	31.5	60.2	.8
As of June 30:
2017	7.3	30.9	61.0	.8
2018	7.7%	31.9%	59.7%	.7%

Bulk(a):
As of December 31:
2015	28.4%	32.2%	39.2%	.2%
2016	29.9	32.0	38.0	.1
2017	31.8	31.7	36.3	.2
As of June 30:
2017	30.7	31.9	37.2	.2
2018	32.9%	31.4%	35.5%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2015	3.8%	33.5%	30.9%	31.8%
2016	3.8	32.1	30.6	33.5
2017	4.0	30.9	30.5	34.6
As of June 30:
2017	3.9	31.5	30.6	34.0
2018	4.0%	30.6%	30.2%	35.2%

Bulk(a):
As of December 31:
2015	48.3%	28.0%	11.9%	11.8%
2016	46.5	29.0	12.3	12.2
2017	45.3	29.9	12.6	12.2
As of June 30:
2017	46.0	29.2	12.8	12.0
2018	43.9%	30.7%	12.8%	12.6%
__________

(a)	Bulk pool risk in-force, which represented 9.1% of total bulk risk in-force at June 30, 2018 has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2015	7.1%	7.5%	5.9%	5.5%	4.9%	4.7%	4.3%	4.2%	3.4%	3.4%
2016	6.4	7.8	6.0	5.8	4.8	4.6	4.4	4.4	3.6	3.8
2017	5.9	8.1	6.0	6.1	4.8	4.4	4.3	4.6	3.7	4.2
As of June 30:
2017	6.1	7.9	6.0	6.0	4.8	4.5	4.3	4.6	3.7	4.0
2018	5.6%	8.3%	6.0%	6.3%	4.8%	4.2%	4.3%	4.7%	3.8%	4.4%

		Bulk (a)
	TX	FL	GA	IL	CA	AZ	PA	NJ	OH	NY
As of December 31:
2015	5.1%	8.9%	4.7%	4.0%	12.8%	2.8%	3.6%	4.4%	4.2%	7.4%
2016	5.3	8.6	4.9	4.2	12.4	2.9	3.7	4.1	4.2	7.4
2017	5.4	8.3	5.1	4.4	12.4	3.0	3.8	3.4	4.4	7.8
As of June 30:
2017	5.2	8.6	5.0	4.3	12.6	2.9	3.7	3.8	4.3	7.5
2018	5.5%	8.2%	5.3%	4.5%	12.4%	2.9%	3.9%	3.2%	4.6%	7.1%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2015	92.6%	7.4%
2016	92.4	7.6
2017	92.3	7.7
As of June 30:
2017	92.3	7.7
2018	92.2%	7.8%

Bulk (a):
As of December 31:
2015	66.6%	33.4%
2016	68.0	32.0
2017	69.4	30.6
As of June 30:
2017	68.4	31.6
2018	71.3%	28.7%
__________

(a)	Bulk pool risk in-force, which represented 9.1% of total bulk risk in-force at June 30, 2018, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2015	97.3%	2.7%
2016	97.2	2.8
2017	97.2	2.8
As of June 30:
2017	97.2	2.8
2018	97.2%	2.8%

Bulk (a):
As of December 31:
2015	71.8%	28.2%
2016	71.3	28.7
2017	70.1	29.9
As of June 30:
2017	70.7	29.3
2018	69.3%	30.7%
__________

(a)	Bulk pool risk in-force, which represented 9.1% of total bulk risk in-force at June 30, 2018, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2015	$23.9	$776.9
2016	15.8	699.7
2017	13.0	140.9
Six Months Ended June 30:
2017	7.9	650.2
2018	.8	$129.6
Quarters Ended June 30:
2017	3.7
2018	$.4

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2016	$9,255.8	$1,100.2	$685.3	$1,073.6	$12,115.1	$642.5	$12,757.7
2017	9,702.7	1,106.2	545.9	1,206.9	12,561.9	756.1	13,318.0
As of June 30:
2017	9,324.1	1,069.3	607.9	1,221.9	12,223.5	716.7	12,940.2
2018	$9,903.3	$1,057.9	$618.5	$860.6	$12,440.5	$431.6	$12,872.1
__________

(a) These balances include fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2015	$312.1	$34.0	$25.1	$17.2	$388.6	3.61%	3.49%
2016	312.1	36.2	23.2	15.4	387.0	3.34	3.23
2017	318.9	37.3	21.7	31.4	409.4	3.32	3.14
Six Months Ended
June 30:
2017	157.9	18.7	10.9	14.6	202.3	3.32	3.15
2018	167.7	19.0	10.8	15.2	212.7	3.40	3.25
Quarters Ended
June 30:
2017	79.1	9.2	5.3	7.3	101.0	3.31	3.13
2018	$84.4	$9.5	$5.4	$7.4	$106.9	3.45%	3.33%

Revenues: Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first six months of 2018 and 2017, 72.3% and 56.3%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, allocation to industry sectors, changes in credit quality, and tax planning considerations. Effective January 1, 2018, unrealized gains and losses from changes in fair value of equity securities are also included as revenues and in pretax income. The combination of all realized investment gains or losses and unrealized investment gains or losses on equity securities can cause variances in period-to-period results, which in the Company's view, are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Sale Transactions			Impairment Losses on Securities			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Miscel- laneous Investments	Total	Fixed Maturity Securities	Miscel- laneous Investments	Total		Investment Gains (Losses)
Years Ended
December 31:
2015	$16.3	$75.0	$91.3	$—	$—	$—	$—	$91.3
2016	7.8	69.9	77.8	(4.9)	—	(4.9)	—	72.8
2017	16.6	194.9	211.6	—	—	—	—	211.6
Six Months Ended
June 30:
2017	9.5	12.1	21.7	—	—	—	—	21.7
2018	.2	47.3	47.5	—	—	—	(110.6)	(63.1)
Quarters Ended
June 30:
2017	6.8	—	6.8	—	—	—	—	6.8
2018	$—	$32.0	$32.0	$—	$—	$—	$41.3	$73.3

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of June 30, 2018 and December 31, 2017:

	Claim and Loss Adjustment Expense Reserves
	June 30, 2018		December 31, 2017
	Gross	Net	Gross	Net

Workers' compensation	$4,834.6	$3,049.2	$4,752.1	$2,993.9
General liability	1,074.8	562.9	1,072.6	565.4
Commercial automobile (mostly trucking)	1,609.9	1,204.9	1,524.8	1,151.8
Other coverages	844.2	589.3	810.8	561.4
Unallocated loss adjustment expense reserves	229.3	210.3	225.1	198.8
Total general insurance reserves	8,593.0	5,616.8	8,385.6	5,471.5
Title	556.7	556.7	559.7	559.7
RFIG Run-off	223.9	223.9	271.7	271.7
Life and accident	18.8	12.4	20.4	13.5
Total claim and loss adjustment expense reserves	$9,392.5	$6,409.9	$9,237.6	$6,316.4
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$111.1	$91.3	$117.4	$96.4
% of total general insurance reserves	1.3%	1.6%	1.4%	1.8%

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

The Company has the legal right to rescind mortgage insurance coverage unilaterally as expressly stated in its policy. Moreover, two federal courts that have considered that policy wording have each affirmed that right (See First Tennessee Bank N.A. v. Republic Mortg. Ins. Co., Case No. 2:10-cv-02513-JPM-cgc (W.D. Tenn., Feb. 25, 2011) and JPMorgan Chase Bank N.A. v. Republic Mortg. Ins. Co., Civil Action No. 10-06141 (SRC) (D. NJ, May 4, 2011), each decision citing supporting state law legal precedent). Republic Mortgage Insurance Company's mortgage insurance policy provides that the insured represents that all statements made and information provided to it in an application for coverage for a loan, without regard to who made the statements or provided the information, have been made and presented for and on behalf of the insured; and that such statements and information are neither false nor misleading in any material respect, nor omit any fact necessary to make such statements and information not false or misleading in any material respect. According to the policy, if any of those representations are materially false or misleading with respect to a loan, the Company has the right to cancel or rescind coverage for that loan retroactively to commencement of the coverage. Whenever the Company determines that an application contains a material misrepresentation, it either advises the insured in writing of its findings prior to rescinding coverage or exercises its unilateral right to rescind coverage for that loan, stating the reasons for that action in writing and returning the applicable premium. The rescission of coverage in instances of materially faulty representations or warranties provided in applications for insurance is a necessary and prevailing practice throughout the insurance industry. In the case of mortgage guaranty insurance, rescissions have occurred regularly over the years but have been generally immaterial. Since 2008, however, the Company has experienced a much greater incidence of rescissions due to increased levels of observed fraud and misrepresentations in insurance applications pertaining to business underwritten between 2004 and the first half of 2008 in particular. As a result, the Company has incorporated certain assumptions regarding the expected levels of coverage rescissions and claim denials in its reserving methodology since 2008. Such estimates, which are evaluated at each balance sheet date, take into account observed as well as historical trends in rescission and denial rates. The table below shows the estimated effects of coverage rescissions and claim denials on loss reserves and settled and incurred losses.

	June 30,	June 30,	December 31,	December 31,
	2018	2017	2017	2016
Estimated reduction in beginning reserve	$19.0	$29.6	$29.6	$47.5
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	2.2	3.2	6.2	8.3
Prior year	(3.3)	(1.9)	(3.7)	(24.8)
Sub-total	(1.1)	1.3	2.5	(16.5)
Estimated rescission reduction in paid claims	(2.7)	(6.4)	(13.1)	(1.4)
Estimated reduction in ending reserve	$15.2	$24.5	$19.0	$29.6

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

This space left intentionally blank

Summary of changes in aggregate reserves for claims and related costs:

	Six Months Ended
	June 30,
	2018	2017
Gross reserves at beginning of period	$9,237.6	$9,206.0
Less: reinsurance losses recoverable	2,921.1	2,766.1
Net reserves at beginning of period:
General Insurance	5,471.5	5,249.9
Title Insurance	559.7	602.0
RFIG Run-off	271.7	574.0
Other	13.5	13.8
Sub-total	6,316.4	6,439.8
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,118.0	1,061.7
Title Insurance	45.5	44.3
RFIG Run-off (a)	33.9	67.6
Other	11.2	11.4
Sub-total	1,208.7	1,185.1
Change in provision for insured events of prior years:
General Insurance	16.0	28.8
Title Insurance	(15.5)	(22.0)
RFIG Run-off (a)	(15.8)	(21.4)
Other	(2.4)	(1.8)
Sub-total	(17.7)	(16.5)
Total incurred claims and claim adjustment expenses (a)	1,190.9	1,168.6
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	300.2	276.4
Title Insurance	1.0	1.4
RFIG Run-off (b)	.5	.9
Other	6.3	6.4
Sub-total	308.1	285.3
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	688.5	677.3
Title Insurance	31.9	31.8
RFIG Run-off (b)	65.3	97.1
Other	3.4	3.2
Sub-total	789.2	809.6
Total payments (b)	1,097.4	1,094.9
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable: (c)
General Insurance	5,616.8	5,386.7
Title Insurance	556.7	591.0
RFIG Run-off	223.9	522.0
Other	12.4	13.7
Sub-total	6,409.9	6,513.5
Reinsurance losses recoverable	2,982.6	2,873.0
Gross reserves at end of period	$9,392.5	$9,386.6
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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $2.2 and $3.2 for the year-to-date periods ended June 30, 2018 and 2017, respectively. The provision for insured events of prior years for the periods shown in the table was (increased) reduced by estimated coverage rescissions and claims denials of $(3.3) and $(1.9), respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.

(b)	Rescissions reduced the Company's paid losses by an estimated $2.7 and $6.4 for the quarters ended June 30, 2018 and 2017, respectively.

(c)	Net reserves for claims that have been incurred but are not yet reported ("IBNR") carried in each segment were as follows:

	June 30,	June 30,	December 31,
	2018	2017	2017
General Insurance	$2,729.6	$2,560.7	$2,585.9
Title Insurance	478.7	519.0	479.3
RFIG Run-off	29.6	221.8	30.5
Other	4.1	5.3	4.7
Total	$3,242.2	$3,306.9	$3,100.6

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2015	74.1%	4.9%	88.0%	47.5%
2016	73.0	3.8	60.4	44.0
2017	71.8	.9	160.9	44.7
Six Months Ended June 30:
2017	72.8	2.1	67.4	44.2
2018	71.5	2.7	44.2	43.7
Quarters Ended June 30:
2017	74.5	2.0	80.0	45.1
2018	71.5%	2.9%	33.9%	42.8%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2015	74.1%	77.8%	80.7%	39.1%	57.0%	76.8%	60.4%
2016	73.0	79.4	76.1	45.5	60.9	77.5	62.2
2017	71.8	76.8	75.5	62.1	59.3	73.1	59.0
Six Months Ended
June 30:
2017	72.8	81.1	76.5	61.2	56.5	65.9	58.8
2018	71.5	77.3	73.0	69.9	59.1	71.0	58.4
Quarters Ended
June 30:
2017	74.5	79.8	77.4	60.2	60.5	75.4	59.8
2018	71.5%	75.7%	73.4%	65.0%	54.7%	72.0%	59.0%

The general insurance year-over-year claim ratios trended down in this year's first half. Better performance was driven by Old Republic's large books of workers' compensation and commercial automobile (trucking) coverages in particular. The downturn in this largest of costs elements was aided by slightly lower estimates of current year claim provisions, and a lessened impact from unfavorable development of prior years' reserve estimates. The group experienced unfavorable developments of prior years' reserves of - and 1.0 percentage points for the second quarter and first six months of 2018, respectively, compared to 2.4 and 1.9 percentage points for the same respective periods of 2017.

Unfavorable A&E claim developments, although not material in any of the periods presented, are typically attributable to changes in A&E claim reserves resulting from periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 4.6 years (gross) and 7.0 years (net of reinsurance) as of June 30, 2018 and 4.6 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2017. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 0.5% of general insurance group net incurred losses for the five years ended December 31, 2017.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Year-over-year claim costs trended higher as favorable development of prior years' claim reserve estimates edged down. This favorable development of reserves established in prior years reduced the claim ratio by 1.2 and 1.4 percentage points in the second quarter and first six months of 2018, respectively, and 2.1 and 2.0 percentage points for the same periods of 2017.

The ratios of RFIG Run-off mortgage guaranty incurred claim costs to earned premiums were reduced by 37.9 and 32.5 percentage points in this year’s second quarter and first half, respectively. For the same respective periods of 2017, the reductions amounted to 27.0 and 31.1 percentage points. In each instance, the reductions reflect favorable developments of prior years’ claim reserves.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2015	$45,745	$46,669	10.45%	26.74%	$33.0
2016	45,478	48,158	10.53	25.78	1.4
2017	47,267	51,446	10.52	23.31	13.1
Six Months Ended June 30:
2017	46,978	49,528	9.57	23.29	6.4
2018	47,979	56,490	9.36%	19.25%	2.7
Quarters Ended June 30:
2017	45,461	46,884			3.4
2018	$47,949	$51,026			$1.3
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2015	7.7%	13.5%	8.4%	10.8%	6.1%	8.6%	12.2%	13.3%	25.0%	8.5%
2016	9.1	11.8	8.7	10.7	6.1	8.3	12.7	12.8	23.5	8.6
2017	11.4	15.6	8.3	10.1	6.0	8.1	12.0	11.5	19.6	8.4
As of June 30:
2017	8.0	10.9	7.8	9.3	5.9	7.4	11.0	11.5	21.4	7.8
2018	10.2%	12.0%	7.4%	8.4%	5.5%	8.1%	11.0%	10.2%	15.9%	7.3%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	AZ	PA	OH	NJ	NY
As of December 31:
2015	19.0%	38.9%	17.6%	25.7%	26.0%	22.4%	26.9%	16.3%	59.0%	52.1%
2016	20.3	33.7	19.6	23.6	29.1	24.4	28.1	14.1	61.0	53.3
2017	20.3	34.2	17.8	21.5	26.4	24.6	25.3	15.0	50.3	44.2
As of June 30:
2017	18.6	29.3	17.6	18.7	28.0	25.7	23.2	12.7	58.2	47.5
2018	15.6%	29.1%	14.7%	17.1%	22.3%	23.4%	22.2%	11.0%	37.4%	34.7%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2015	8.3%	15.9%	8.8%	11.5%	9.3%	9.0%	13.0%	14.2%	27.4%	8.9%
2016	9.8	13.4	9.1	11.3	9.3	8.5	13.5	13.5	25.6	8.7
2017	12.1	16.9	8.8	10.6	9.2	8.4	12.8	12.0	21.1	8.6
As of June 30:
2017	8.7	12.4	8.3	9.8	9.3	7.8	11.7	12.1	23.4	8.1
2018	10.6%	13.1%	7.8%	8.8%	8.0%	8.3%	11.6%	10.3%	16.8%	7.4%
__________

(b)	As determined by risk in force as of June 30, 2018, these 10 states represent approximately 52.4%, 57.5%, and 52.3%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2015	$35.6	148.8%	$83.0	346.9%	2.1%	$19.1
2016	11.7	74.0	50.0	315.9	2.0	10.1
2017	304.2	N/M	134.5	N/M	2.6	5.7
Six Months Ended
June 30:
2017	4.7	59.0	24.8	311.0	2.0	3.9
2018	(.4)	(49.2)	.3	44.6	1.9%	.2
Quarters Ended
June 30:
2017	1.9	52.2	15.9	425.8		1.9
2018	$.3	77.9%	$.3	91.2%		$—
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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2015	23.5%	88.3%	10.0%	48.5%
2016	24.8	87.9	12.2	50.6
2017	25.5	90.0	16.6	52.0
Six Months Ended June 30:
2017	25.2	89.4	17.5	51.0
2018	25.9	90.6	21.9	51.8
Quarters Ended June 30:
2017	25.6	87.6	15.6	50.7
2018	25.5%	88.2%	23.9%	51.5%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. As this year is progressing, the General Insurance expense ratio is staying aligned with revenue trends. The 2018 Title Insurance expense ratio was within range of expectations for this segment's current business environment.

Expenses: Total

The composite underwriting ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2015	97.6%	93.2%	98.0%	96.0%
2016	97.8	91.7	72.6	94.6
2017	97.3	90.9	177.5	96.7
Six Months Ended June 30:
2017	98.0	91.5	84.9	95.2
2018	97.4	93.3	66.1	95.5
Quarters Ended June 30:
2017	100.1	89.6	95.6	95.8
2018	97.0%	91.1%	57.8%	94.3%

Expenses: Income Taxes

The effective consolidated income tax rates were 19.8% and 16.1% in the second quarter and first six months of 2018, compared to 30.5% and 31.0% in the second quarter and first six months of 2017. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income, and judgments about the recoverability of deferred tax assets, and changes in the federal corporate tax rate to 21.0% from 35.0% effective for 2018.

End of Management Analysis of Financial Position and Results of Operations

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

Old Republic's market risk exposures at June 30, 2018, have not materially changed from those identified in the Company's 2017 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2018, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	August 3, 2018

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