Form 10-K
period 2018-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2019-02-28
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)
For the fiscal year ended: December 31, 2018 OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: X/No:
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes: / No:X
The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Mercantile Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2018, the last day of the registrant's most recently completed second fiscal quarter, was $5,558,075,381.
The registrant had 302,775,042 shares of Common Stock outstanding as of January 31, 2019.
Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy statement for the 2019 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 112)	III, Items 10, 11, 12, 13 and 14 IV, Item 15
______________________________________
There are 113 pages in this report

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

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from capital resources. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not primary objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed maturity and equity securities for long periods of time is in turn enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in large capitalization, highly liquid equity securities.

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

The contributions to consolidated revenues and pretax income, and the assets and shareholders' equity of each Old Republic segment are set forth in the following table. This information should be read in conjunction with the consolidated financial statements, the notes thereto, and the "Management Analysis of Financial Position and Results of Operations" appearing elsewhere in this report.

Financial Information Relating to Segments of Business (a) ($ in Millions)

Revenues (b)
Years Ended December 31:	2018	2017	2016
General	$3,739.4	$3,531.6	$3,354.7
Title	2,375.4	2,325.0	2,244.1
Corporate & Other - net (c)	46.3	50.1	35.4
Subtotal	6,161.3	5,906.8	5,634.3
RFIG Run-off	96.1	144.6	193.2
Subtotal	6,257.4	6,051.5	5,827.6
Consolidated investment gains (losses) (b)	(235.6)	211.6	72.8
Consolidated	$6,021.8	$6,263.1	$5,900.5

Pretax Income (Loss)
Years Ended December 31:	2018	2017	2016
General	$363.9	$340.3	$319.9
Title	219.3	237.1	210.2
Corporate & Other - net (c)	40.4	9.9	13.0
Subtotal	623.8	587.3	543.3
RFIG Run-off	49.9	(73.5)	69.8
Subtotal	673.7	513.8	613.1
Consolidated investment gains (losses)	(235.6)	211.6	72.8
Consolidated	$438.1	$725.4	$686.0

Assets
As of December 31:	2018	2017	2016
General	$16,411.4	$16,055.5	$15,305.7
Title	1,452.2	1,466.0	1,423.0
Corporate & Other - net (c)	726.7	1,076.8	957.9
Subtotal	18,590.3	18,598.4	17,686.7
RFIG Run-off	736.7	805.0	904.8
Consolidated	$19,327.1	$19,403.5	$18,591.6

Shareholders' Equity (d)
As of December 31:	2018	2017	2016
General (d)	$3,024.6	$3,179.9	$2,957.2
Title (d)	673.6	641.8	554.7
Corporate & Other - net (c)	1,001.2	489.8	618.0
Subtotal	4,699.5	4,311.7	4,130.0
RFIG Run-off	446.7	421.6	330.6
Consolidated	$5,146.2	$4,733.3	$4,460.6

(a)
Reference is made to the table in Note 6 of the Notes to Consolidated Financial Statements, incorporated herein by reference, which shows the contribution of each subcategory to the consolidated revenues and pretax income (loss) of Old Republic's insurance industry segments.

(b)
Revenues consist of net premiums, fees, net investment and other income earned. Investment gains (losses) which effective January 1, 2018, include unrealized gains (losses) on equity securities, are shown on a consolidated basis since the investment portfolio is managed as a whole.

(c)
Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.

(d)
Shareholders' equity excludes intercompany financing arrangements for the following segments: General - $1,222.1, $1,097.1, and $1,007.1 as of December 31, 2018, 2017, and 2016, respectively; Title - $87.9, $97.9, and $143.9 as of December 31, 2018, 2017, and 2016, respectively.

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
______
(Parenthetical dates refer to the year(s) when Old Republic's Companies began underwriting the coverages)
______

Commercial automobile, general liability and workers' compensation insurance policy coverages are typically produced in tandem for many assureds. For 2018, production of workers' compensation direct insurance premiums accounted for approximately 31.4% of consolidated General Insurance Group direct premiums written, while commercial automobile and general liability direct premium production amounted to approximately 32.5% and 12.2%, respectively, of such consolidated totals.

Approximately 92% of general insurance premiums are produced through independent agency or brokerage channels, while the remaining 8% is obtained through direct production facilities.

Title Insurance Group

Old Republic's flagship title insurance company was founded in 1907. The Title Insurance Group's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2018, approximately 26% of the Company's consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries of the Company), while the remaining 74% emanated from independent title agents and underwritten title companies.

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

In connection with its title insurance operations, Old Republic also provides escrow closing and construction disbursement services, as well as real estate information products, national default management services, and a variety of other services pertaining to real estate transfers and loan transactions. As lenders and the title insurance industry transition into the evolving digital landscape of eClosings and eMortgages, Old Republic believes it is well positioned with technology and business process innovations to remain competitive in the market.

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

During 2011, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC") and its sister company Republic Mortgage Guaranty Insurance Corporation ("RMGIC"), discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. RMIC has continually evaluated the potential long-term underwriting performance of the run-off book of business based on various modeling techniques. The resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, RMIC's standard model of forecasted results extending through 2022 continues to reflect ultimate profitability for the book of business. In this regard a long-used RMIC standard model indicates that underwriting performance of the book of business should be positive over the run-off period assumed to end on or about December 31, 2022, though there is no guaranty of such an outcome.

As of December 31, 2018, RFIG's mortgage insurance subsidiaries had total statutory capital, inclusive of a contingency reserve of $433.1 million, of $515.0 million.
CCI policies, which have been issued by the Company since 1954, provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of loan balances by individual buyers and borrowers. Claim costs are typically affected by unemployment, bankruptcy, and other issues leading to failures to pay. During 2008, the Company ceased the underwriting of new policies and the existing book of business was placed in run-off operating mode. Until year end 2017, CCI underwriting performance was affected negatively by significant litigation costs pertaining to claims settled or otherwise fully provided for through that date.

Corporate and Other Operations

Corporate and other operations include the accounts of a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries that perform cash and investment management, payroll, administrative and marketing services. The life and accident business registered net premium revenues of $14.6 million, $18.8 million, and $20.1 million in 2018, 2017 and 2016, respectively. Life and accident business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic's general insurance operations. Production of term life insurance, accounting for net premiums earned of $6.8 million, $7.1 million, and $10.3 million in 2018, 2017 and 2016, respectively, was terminated and placed in run off as of year-end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company's insurance segments.

	($ in Millions)
Years Ended December 31:	2018	2017	2016
General Insurance Group:
Overall Experience: (d)
Net Premiums Earned	$3,277.1	$3,110.8	$2,936.3
Claim Ratio	72.2%	71.8%	73.0%
Expense Ratio	25.0	25.5	24.8
Composite Ratio	97.2%	97.3%	97.8%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$1,206.1	$1,076.3	$988.6
Claim Ratio	79.3%	76.8%	79.4%

Workers' Compensation:
Net Premiums Earned	$1,018.5	$1,045.2	$1,072.5
Claim Ratio	70.7%	75.5%	76.1%

General Liability:
Net Premiums Earned	$203.6	$195.2	$163.3
Claim Ratio	68.9%	73.1%	77.5%

Three Above Coverages Combined:
Net Premiums Earned	$2,428.3	$2,316.8	$2,224.5
Claim Ratio	74.8%	75.9%	77.6%

Financial Indemnity: (a)(d)
Net Premiums Earned	$174.7	$153.1	$125.0
Claim Ratio	73.8%	62.1%	45.5%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$252.8	$236.7	$217.9
Claim Ratio	62.8%	59.3%	60.9%

Home and Automobile Warranty:
Net Premiums Earned	$297.5	$294.9	$274.6
Claim Ratio	63.5%	60.5%	65.3%

Other Coverages: (b)
Net Premiums Earned	$122.2	$108.1	$95.2
Claim Ratio	51.7%	54.7%	53.4%

Title Insurance Group: (c)
Net Premiums Earned	$1,885.6	$1,827.6	$1,742.4
Combined Net Premiums & Fees Earned	$2,336.1	$2,287.2	$2,206.6
Claim Ratio	2.1%	.9%	3.8%
Expense Ratio	90.0	90.0	87.9
Composite Ratio	92.1%	90.9%	91.7%

RFIG Run-off Business: (d)
Net Premiums Earned	$75.9	$122.9	$170.0
Claim Ratio	39.4%	160.9%	60.4%
Expense Ratio	21.5	16.6	12.2
Composite Ratio	60.9%	177.5%	72.6%

All Coverages Consolidated:
Net Premiums & Fees Earned	$5,703.9	$5,539.7	$5,333.2
Claim Ratio	43.1%	44.7%	44.0%
Expense Ratio	51.6	52.0	50.6
Composite Ratio	94.7%	96.7%	94.6%
_________

Any necessary reclassifications of prior years' data are reflected in the above table to conform to current presentation.

(a)	Consists principally of fidelity, surety, executive indemnity (directors & officers and errors & omissions), and GAP coverages.

(b)	Consists principally of aviation and travel accident coverages.

(c)	Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.

(d)	Consumer credit indemnity coverages are reported within the RFIG Run-off segment and have been excluded from the General Insurance Group.

The effect of the reclassified CCI coverage from the General Insurance Group's overall and financial indemnity underwriting statistics to the RFIG Run-off Business are as follows:

	($ in Millions)
Years Ended December 31:	2018	2017	2016
General insurance overall experience:
Increase (decrease) in net premiums earned	$(1.5)	$(13.0)	$(15.8)
Percentage point increase (decrease) in claim ratio	.1%	(4.0)%	(1.3)%
Percentage point increase (decrease) in expense ratio	(.1)	.1	.1
Percentage point increase (decrease) in composite ratio	—%	(3.9)%	(1.2)%

Financial Indemnity coverages:
Increase (decrease) in net premiums earned	$(1.5)	$(13.0)	$(15.8)
Percentage point increase (decrease) in claim ratio	1.9%	(76.1)%	(30.4)%

RFIG Run-off Business:
Increase (decrease) in net premiums earned	$1.5	$13.0	$15.8
Percentage point increase (decrease) in claim ratio	(3.8)%	103.3%	26.3%
Percentage point increase (decrease) in expense ratio	1.5	.1	.2
Percentage point increase (decrease) in composite ratio	(2.3)%	103.4%	26.5%

Net Premiums Earned

With few exceptions, General insurance 2018 earned premiums grew for most types of coverages and markets served. The cumulative effects of recent years’ and ongoing premium rate increases for several insurance products, along with new business production were main contributors to premium growth. The greater premium levels stemmed primarily from commercial automobile (trucking), national accounts, executive indemnity and auto warranties. Positive earned premium trends throughout 2017 were unevenly distributed among various insurance coverages and sources of business. Gains were registered most prominently in commercial automobile (trucking), risk management and national accounts, and home and auto warranty. On the other hand, premium growth was constrained by low volume in a large account contractors book of business faced with a particularly competitive market place, and by reduced opportunities in gas and oil energy services and several smaller industry sectors. Premium volume from the new underwriting facility established in early 2015 also added measurably to earned premiums in all three years.

Growth in Title insurance 2018 premiums and fees reflect a slowdown in housing and mortgage lending activity during the year. The continuation of a generally positive mortgage rate environment and reasonably strong housing and commercial property markets were major factors in the year-over-year gain in premiums and fees in 2017.

RFIG Run-off earned premium volume has reflected a continuing decline due to the natural outcome of a run-off book of business devoid of new premium production since at least 2011.

Claim Ratios

Variations in claim ratios are typically caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and incurred but not reported claims and claim expenses. As demonstrated in the table on the previous page, the Company can therefore experience period-to-period volatility in the underwriting results posted for individual coverages. In light of Old Republic's basic underwriting focus in managing its business, a long-term objective has been to dampen this volatility by diversifying coverages offered and industries served.

The claim ratios include loss adjustment expenses where appropriate. Policyholders' dividends, which apply principally to workers' compensation insurance, are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with claim ratio trends.

The general insurance claim ratios are summarized as follows:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2014	77.9%	3.9%	74.0%
2015	74.1	1.5	72.6
2016	73.0	0.3	72.7
2017	71.8	0.7	71.1
2018	72.2%	—%	72.2%

The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Given this concurrent underwriting approach, an evaluation of trends in premiums, claim and dividend ratios for these individual coverages is more appropriately considered for the aggregate of these coverages. As the table above indicates, claim ratios have been on a fairly consistent downtrend during the past five years. The improvement has arisen from slightly lower estimates of current accident years' claim provisions, and by the lessening impacts from developments of prior years' reserve estimates. The claim ratio increase in 2018 resulted from recurring fiscal twelve month reserve evaluations of current and prior years' developing claim experience. Substantially all of this increase stemmed from the past decade's new books of business that are subject to ongoing adjustments to the underwriting and claim management processes. The claim ratio improved in 2017 compared to 2016. While current accident year claim ratios reflected moderate year-over-year declines, these were affected by moderately unfavorable developments of prior years’ reserves. The unfavorable developments were concentrated in the Company’s largest insurance coverages of workers’ compensation and general liability which were partially offset by favorable development trends in commercial automobile (trucking).

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

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. 2018's claim costs trended higher as favorable development of prior years’ claim reserve estimates edged down. 2017 claim costs were lower in the face of declining claims activity since the Great Recession years. Favorable developments of reserves established in prior years further reduced the claim ratios for the periods shown in the following table:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2014	5.2%	(0.8)%	6.0%
2015	4.9	(0.6)	5.5
2016	3.8	(1.1)	4.9
2017	0.9	(3.3)	4.2
2018	2.1%	(2.0)%	4.1%

The ratio of RFIG Run-off - mortgage guaranty incurred claim costs to earned premiums were reduced by 27.0, 38.3 and 39.8 percentage points for 2018, 2017 and 2016, respectively. In each instance, the reductions reflect favorable developments of prior years’ claim reserves. MI claim costs for 2017, however, had risen most significantly due to third quarter additional claim provisions of $23.0 which added 20.9 percentage points to the claim ratio for the year.

The much more favorable RFIG Run-off - CCI claim ratio for 2018 reflects the absence of the litigation-induced claim costs and favorable development of previously established claim reserves. The 2017 year-over-year claim ratio comparison was most significantly affected by the additional $107.0 million claim and related expense provisions related to the final settlement and probable dispositions of all known litigated and other claim costs.

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

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. Where applicable, the Company only uses such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $216.5 million, $240.7 million and $231.9 million, as of December 31, 2018, 2017 and 2016, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are fundamentally of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above noted reasons.

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

Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2018, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2018 and 2017, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $105.8 million and $117.4 million gross, respectively, and $74.4 million and $96.4 million net of reinsurance, respectively. Based on average annual claims payments during the five most recent calendar years, such reserves represented a paid loss survival ratio of 4.3 years (gross) and 5.0 years (net of reinsurance) as of December 31, 2018 and 4.6 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2017. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2018, incurred A&E claim and related loss settlement costs have averaged .2% of average annual General Insurance Group claims and related settlement costs.

Over the years, the subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion should be regarded as a basic outline of the subject and not as a definitive presentation. The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate reserves have generally resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made nor is any guaranty given that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates.

(b) Investments. In common with other insurance organizations, Old Republic invests most of its capital and operating funds in income producing securities. Investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. For many years, Old Republic's investment policy has therefore been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities, and in more recent years, a greater amount of high yielding publicly traded large capitalization equity securities. The investment policy is also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company's invested assets portfolio is directed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of insurance subsidiaries' long-term obligations to policyholders and other beneficiaries, as well as the long-term stability of the subsidiaries' capital accounts. To this end, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Management considers investment grade fixed maturity securities to be those rated by major credit rating agencies that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no fixed maturity investments in default as to principal and/or interest at December 31, 2018 and 2017. The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date.

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

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31:	2018	2017
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$1,524.4	$1,552.2
Corporate	6,658.3	6,730.0
	8,182.8	8,282.3
Short-term Investments	354.9	670.1
Total available for sale	8,537.8	8,952.4
Held to Maturity
Fixed Maturity Securities:
Tax-Exempt	1,044.8	1,067.4
Equity Securities	3,380.9	3,265.5
Other Investments	31.0	32.5
Total Investments	$12,994.6	$13,318.0

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31:	2018	2017	2016
Fixed Maturity Securities:
Taxable Interest	$278.4	$272.7	$285.0
Tax-Exempt Interest	20.7	20.4	11.5
	299.2	293.2	296.6

Equity Securities Dividends	124.0	110.9	88.2

Other Investment Income:
Interest on Short-term Investments	9.8	5.4	2.1
Other Sources	4.9	4.5	3.9
	14.8	9.9	6.0
Gross Investment Income	438.1	414.1	390.9
Less: Investment Expenses (a)	6.2	4.6	3.8
Net Investment Income	$431.8	$409.4	$387.0

__________

(a)	Investment expenses largely consist of personnel costs and investment management and custody service fees.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $9.2 billion and $9.3 billion at December 31, 2018 and 2017, respectively, represented approximately 48% of consolidated assets for both years, and 65% and 64% of consolidated liabilities, respectively, as of December 31, 2018 and 2017.

Credit Quality Ratings of Fixed Maturity Securities (b)
December 31:	2018	2017
	(% of total portfolio)
Aaa	20.9%	21.6%
Aa	12.8	12.9
A	31.5	31.8
Baa	29.1	27.5
Total investment grade	94.3	93.8
All other (c)	5.7	6.2
Total	100.0%	100.0%
__________

(b)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(c)	"All other" includes non-investment grade or non-rated issuers.

Age Distribution of Fixed Maturity Securities
December 31:	2018	2017
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	7.0%	9.2%
Due after one year through five years	51.6	45.5
Due after five years through ten years	40.7	44.1
Due after ten years through fifteen years	.6	1.0
Due after fifteen years	.1	.2
	100.0%	100.0%

Average Maturity in Years	4.5	4.7

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2018.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 274 Company offices and through agencies and underwritten title companies in the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2018, approximately 74% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

The Company's flagship mortgage guaranty insurance carrier ceased underwriting new policies and the existing book of business was placed in run-off operating mode effective August 31, 2011. Prior to that date, traditional primary mortgage insurance was marketed principally through a direct sales force which called on mortgage bankers, brokers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration were paid to the lending institutions or others for the procurement or development of business.

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

At least one Old Republic general insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces. Title insurance operations are licensed to do business in 50 states, the District of Columbia and Guam. Although not currently writing new business, the mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

Geographical Distribution of Consolidated Direct Premiums Written

	2018	2017	2016
United States:
Northeast	11.9%	12.3%	12.3%
Mid-Atlantic	7.3	7.5	7.9
Southeast	20.9	20.8	20.2
Southwest	11.6	11.1	11.3
East North Central	11.2	11.8	12.1
West North Central	10.1	10.3	10.6
Mountain	8.2	7.9	7.4
Western	16.1	16.3	16.4
Foreign (Principally Canada)	2.7	2.0	1.8
Total	100.0%	100.0%	100.0%

(d) Reserves, Reinsurance, and Retrospective Adjustments. Old Republic's insurance subsidiaries establish reserves for unearned premiums, reported claims, IBNR claims, and claim adjustment expenses, as required in the circumstances. See "General Insurance Claim Reserves" herein.

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

The following table displays the Company's General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2018.

Major General Insurance Balances Due from Reinsurers

		($ in Millions)			% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Claim	Exposure	Reinsured
Reinsurer	Rating	Claims	Reserves	to Reinsurer	Liabilities
Munich Re America, Inc.	A+	$9.1	$321.1	$330.3	10.9%
Archway Insurance, Ltd.	Unrated	—	297.6	297.6	9.8
Hannover Ruckversicherungs	A+	2.8	211.0	213.8	7.1
Swiss Reinsurance America Corporation	A+	7.5	164.2	171.8	5.7
AXIS Reinsurance Company	A+	.2	120.6	120.8	4.0
Summit Insurance, Ltd.	Unrated	—	109.2	109.3	3.6
Global Vision II	Unrated	—	105.9	105.9	3.5
National WC Reinsurance Pool	Unrated	1.6	93.8	95.4	3.1
Endurance Assurance Corporation	A+	.1	88.6	88.8	2.9
Trabaja Reinsurance Company	Unrated	1.4	81.5	82.9	2.7
		$23.0	$1,594.1	$1,617.1	53.3%

Reinsured liabilities of the Title Insurance Group, RFIG Run-off Group and small life and accident insurance operations are not material.

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and policy reserves. Such reinsurance balances that are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by irrevocable letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or high deductible policies. Estimates of unrecoverable amounts are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 million for workers' compensation; $6.4 million for commercial automobile (trucking) liability; $6.4 million for general liability; $12.0 million for executive protection (directors & officers and errors & omissions); $2.0 million for aviation; and $5.0 million for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0 million. The average direct primary mortgage guaranty exposure is (in whole dollars) $37,700 per insured loan.

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

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger is $180 million and $200 million for 2019 and 2020, respectively. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% for 2015 and declines by one percentage point per year until it reaches 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 million in excess of $5.0 million for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 million to manage the Company's net exposures.

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

The majority of states have also enacted insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. Old Republic's insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such legislation varies from state to state but typically requires periodic disclosure concerning the corporation which controls the registered insurers, or ultimate holding company, and all subsidiaries of the ultimate holding company, and prior approval of certain intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiary) within the holding company system. Each state has established minimum capital and surplus requirements to conduct an insurance business. At December 31, 2018 each of the Company’s General, Title, Mortgage Guaranty and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements.

Data Protection and Cybersecurity

The Company is subject to U.S. laws and regulations that require financial institutions, insurance companies and other businesses to protect the security and confidentiality of personal information and provide notice of their practices relating to the collection and disclosure of personal information. The Company is also subject to laws and regulations requiring notification to affected individuals and regulators of security breaches.

Effective March 1, 2017, the New York Department of Financial Services issued a landmark cybersecurity regulation requiring covered financial services institutions to implement a cybersecurity program designed to protect customer information as well as information technology systems. The regulation imposes specific safeguards as well as governance, risk assessment, monitoring and testing, third party service provider incident response and reporting and other requirements.

In October 2017, the National Association of Insurance Commissioners adopted the Insurance Data Security Model Law, which requires insurers, insurance producers and other entities licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, oversee the data security practices of third-party service providers and other related requirements. Since the model law’s adoption, numerous states in which the Company operates have approved legislation incorporating the model into statute.

In June 2018, California adopted the California Consumer Privacy Act. This law provides California residents with broad personal data protections and rights related to the use and collection of their personal information. The Company anticipates additional information security and privacy laws and regulations to be forthcoming.

(g) Employees. As of December 31, 2018, Old Republic and its subsidiaries employed approximately 9,000 persons on a full time basis. Approximately 50% of this total was represented by employees associated with the Company's title insurance segment. A majority of eligible full time employees participate in various pension plans (all of which are frozen) or other plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

(h) Website access. The Company files various reports with the U.S. Securities and Exchange Commission ("SEC"), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company's reports are available by visiting the SEC's internet website (http://www.sec.gov) and accessing its EDGAR database to view or print copies of the electronic versions of the Company's reports. Additionally, the Company's reports can be obtained, free of charge, by visiting its internet website (http://www.oldrepublic.com), selecting Investors then SEC Filings to view or print copies of the electronic versions of the Company's reports. The contents of the Company's internet website are not intended to be, nor should they be considered incorporated by reference in any of the reports the Company files with the SEC.

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

Parent Company

Dividend Dependence and Liquidity

The Company is an insurance holding company with no operations of its own. Substantially all of its assets consist of those used for the business conducted by its insurance subsidiaries. It relies upon dividends from such subsidiaries in order to pay the interest and principal on its debt obligations, dividends to its shareholders, and corporate expenses. The extent to which the insurance subsidiaries are able to declare and pay dividends is subject to regulations under the laws of their states or foreign jurisdictions of domicile. The regulations limit dividends based on the amount of statutory adjusted unassigned surplus or statutory earnings, and require the insurance subsidiaries to maintain minimum amounts of capital, surplus and reserves. Dividends in excess of the ordinary limitations can only be declared and paid with prior regulatory approval, of which there can be no assurance. The inability of the insurance subsidiaries to pay dividends in an amount sufficient to meet the Company's debt service and cash dividends on stock, as well as other cash requirements could result in liquidity issues.

Capitalization

Apart from dividends and interest on intercompany financing arrangements from its subsidiaries, the Company has access to various capital and liquidity resources including holding company investments and the public debt and equity capital markets. The availability of all such capital sources cannot, however, be assured and its cost could be significant at the time capital is raised. At December 31, 2018, the Company's consolidated debt to equity ratio was 19.1%.

Risk Factors Common to the Company and its Insurance Subsidiaries

Investment Risks

The Company’s investment portfolio consists primarily of highly rated debt securities and large capitalization common stocks. Its investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Changing or unprecedented market conditions could materially impact the future valuation of securities in its investment portfolio. This could cause the Company to impair the carrying value of some portion of those debt securities in the future. Volatility or illiquidity in the markets in which the Company holds positions may cause certain other-than-temporary impairments within its portfolio and thus lead to potentially significant adverse effects on the Company’s liquidity, financial condition and operating results.

Income from the Company’s investment portfolio is one of its primary sources of cash flow to support operations and claim payments. Should the Company improperly structure its investment portfolio to meet those future liabilities or should it have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity or under adverse securities markets conditions, the Company could be unable to meet those obligations. The Company’s investments and investment policies are subject to the provisions of state insurance laws, which results in its portfolio being predominantly limited to highly rated fixed income securities. Interest rates on fixed income securities have been at historical lows. In the event that interest rates should rise above those of the Company’s fixed income securities, the market value of the Company’s investment portfolio would decline. Any significant decrease in the value of the Company’s investment portfolio could adversely impact its GAAP financial condition, but not necessarily the statutory financial condition of its insurance subsidiaries since their fixed maturities portfolio is generally stated at amortized cost from a regulatory standpoint.

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

Inadequate Reserves

Reserves are the amounts that an insurance company sets aside for its anticipated policy liabilities. Claim reserves are an estimate of liability for reported unpaid claims as well as defense and claim adjustment expenses, and IBNR claims. It is not possible to calculate precisely what these liabilities will amount to in advance and, accordingly, the reserves represent a best estimate at any point in time. Such estimates are based upon known historical loss data, certain assumptions and expectations of future trends in claim frequency and severity, inflation and other economic considerations. The latter are affected by a variety of factors over which insurers may have little or no control and which may exhibit significant volatility over time.

Reserve estimates are periodically reviewed in light of known developments and, where necessary, they are adjusted and refined as circumstances may warrant. Nevertheless, the reserve setting process is inherently uncertain. If for any of these reasons reserve estimates prove to be inadequate, the Company's subsidiaries can be forced to increase their reported liabilities; such occurrences could result in possibly material adverse impacts on their results of operations and financial condition.

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

Information Technology Systems
To perform day to day operations as well as communicate with customers, business partners and other stakeholders, the Company is reliant upon an array of digital technologies. The Company’s business depends on effective information systems and the integrity and timeliness of the data its information systems use to run its business. The Company uses computer systems to store, retrieve, evaluate and use customer, employee, and company data and information. Some internal processes, in turn, rely upon third-party systems and tools. This combination of resources allow business units to provide insurance quotes, process premium payments, make changes to existing policies, file and pay claims, provide customer support, execute transactions and manage investment portfolios. In addition, the Company routinely transmits, receives and stores personal, confidential and proprietary information by email and other electronic means. Although the Company attempts to keep such information confidential, it may be unable to do so in all events, especially with clients, vendors, service providers, and other third parties.

Like other large companies, the Company is a target of potential cyber and other security threats and must continuously monitor and develop information technology networks and infrastructure to prevent, detect, address and mitigate the risk of threats to data and systems, including malware and computer virus attacks, ransomware, unauthorized access, misuse, denial-of-service attacks, system failures and disruptions. In some cases, such unauthorized access may not be immediately detected and can remain undetected for some time, increasing the severity of the incident. There is no assurance that the Company’s security measures, including information security policies, will provide fully effective protection from such events. The Company does maintain cyber risk insurance; however this insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised.

Any information security breach of systems or services or breach of a third-party vendor or services provider that results in the loss or unauthorized access of sensitive data could disrupt the Company’s ability to conduct business operations during recovery and any remediation period. In the event of a cyber-attack or other information security incident, systems may be inaccessible to employees, customers or business partners for an extended period of time and employees may be unable to perform their duties for an extended period of time if data or systems are disabled or destroyed. In addition, a successful cyber-attack or similar information security incident could expose the Company to substantial costs and negative consequences including but not limited to:

•Remediation costs, such as liability for stolen assets or information and repairs of system damage;
•Lost revenues resulting from the unauthorized use of proprietary information or any down-time of critical information technology tools and infrastructure;
•Litigation and legal costs;
•Increased cyber risk insurance premiums;
•Reputational damage that adversely affects customer or investor confidence; and
•Damage to the Company’s competitiveness, stock price and long-term shareholder value.

Furthermore, the Company’s businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, as well as laws enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. The compromise of personal, confidential or proprietary information could expose the Company to liability under federal and state laws, and subject the Company to litigation and investigations and result in reputational harm, which could have a material adverse effect on its business, cash flows, financial condition and results of operations.

As the breadth and inter-connectedness of the Company’s security infrastructure continues to expand and reliance on technology resources grows, so will the risk of potential privacy and security events. The Company is continuously evaluating and enhancing its privacy and security processes. While the Company takes a risk-based approach and adheres both to statutorily required and commercially reasonable measures to keep systems and data secure, such measures may be insufficient.

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

Workers' Compensation Coverage

Workers' compensation coverage is one of the largest lines of insurance written by the Company's General Insurance subsidiaries. The frequency and severity of claims, and the adequacy of reserves for workers' compensation claims and expenses can all be significantly influenced by such risk factors as future wage inflation in states that index benefits, the speed with which injured employees are able to return to work in some capacity, the cost and rate of inflation in medical treatments, the types of medical procedures and treatments, the cost of prescription medications, the frequency with which closed claims reopen for additional or related medical issues, the mortality of injured workers with lifetime benefits and medical treatments, the use of health insurance to cover some of the expenses, the assumption of some of the expenses by states' second injury funds, the use of cost containment practices like preferred provider networks, and the opportunities to recover against third parties through subrogation. Adverse developments in any of these factors, if significant, could have a materially adverse effect on the Company's operating results and financial condition.

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

Title Insurance Group

Housing and Mortgage Lending Markets

The tightening and collapse of credit markets, the collapse of the housing market, the general decline in the value of real property, the rise in unemployment, and the uncertainty and negative trends in general economic conditions that began in 2006 created a difficult operating environment for the Company's title insurance subsidiaries. While these conditions have since improved to varying degrees, any return of these recessionary conditions could have a materially adverse effect on these subsidiaries' financial condition and results of operation over the near and longer terms. The impact of these conditions was somewhat mitigated both by lower mortgage interest rates, which lead to an increase in mortgage refinancings and by a rise in the number of agents producing business for the Companies' title insurance subsidiaries. Future rises in mortgage interest rates, however, could result in a decline in refinancing activity and reduced housing affordability which, in turn, could result in fewer transactions and reduced title insurance business.

Competition

Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top four title insurance companies during 2018 accounted for about 85% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is always competition among the major companies for key employees, especially those engaged in business production. Unlike the three other large national title insurers, the Company’s title insurance subsidiaries rely upon independent agencies to produce most of their business. Independent agencies can direct business to any title insurer, whereas owned agencies will typically direct business solely to their parent or affiliated title insurers. The Company’s title subsidiaries are therefore more vulnerable to a loss of business than other title companies that rely on direct production facilities.

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

RFIG Run-off Business

Mortgage Guaranty Business in Run-off; Possible Material Losses, Statutory Capital Impairment, and Receivership

The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted RMIC's statutory capital base and forced it to discontinue writing new business in 2011. The insurance laws of 16 jurisdictions, including RMIC's and RMGIC’s domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a “minimum policyholder position” (“MPP”) of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC and RMGIC were placed under administrative supervision by the North Carolina Department of Insurance ("NCDOI") in 2012 and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 50% is occupied by Old Republic, and the remainder is leased to others. In addition to its Chicago building, the Company owns one other major office building. A subsidiary of the Title Insurance Group owns and partially occupies its operations headquarters building in Minneapolis, Minnesota. This building contains 110,000 square feet of floor space of which approximately 95% is occupied by the Title Insurance Group and an affiliated Old Republic subsidiary, with the remainder leased to others. Six smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2018 was $49.1 million.

Certain other operations of the Company and its subsidiaries are directed from leased premises. See Note 4(b) of the Notes to Consolidated Financial Statements for a summary of all material lease obligations.

Item 3 - Legal Proceedings

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At December 31, 2018, the Company did not have material non-claim litigation exposures in its consolidated business for which adequate loss and related expense provisions had not been made.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". As of January 31, 2019, there were 2,071 registered holders of the Company's Common Stock. See Note 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five Year Performance Graphs for Common Stock

The following table, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2018. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following table has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2018)

	Dec 13	Dec 14	Dec 15	Dec 16	Dec 17	Dec 18
ORI	$100.00	$88.85	$118.44	$125.65	$146.81	$153.39
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Peer Group	100.00	113.38	123.49	139.31	155.21	132.29

The Peer Group which has been approved by the Compensation Committee of the Company's Board of Directors consists of the following publicly held corporations with which the Company competes in various regards: American Financial Group, Inc., American International Group, Inc., W.R. Berkley Corporation, Chubb Limited, Cincinnati Financial Corporation, CNA Financial Corporation, Fidelity National Financial, Inc., First American Financial Corporation, The Hartford Financial Services Group, Inc., Stewart Information Services Corporation, and Travelers Companies, Inc.

Item 6 - Selected Financial Data ($ in millions, except share data)

December 31:	2018	2017	2016	2015	2014
FINANCIAL POSITION:
Cash and Invested Assets (a)	$13,187.4	$13,536.4	$12,995.8	$11,475.5	$11,291.6
Other Assets	6,139.6	5,867.1	5,595.7	5,626.1	5,685.2
Total Assets	$19,327.1	$19,403.5	$18,591.6	$17,101.6	$16,976.9

Liabilities, Other than Debt	$13,199.4	$13,221.5	$12,602.2	$12,278.9	$12,099.0
Debt	981.4	1,448.7	1,528.7	952.8	953.7
Total Liabilities	14,180.8	14,670.2	14,130.9	13,231.7	13,052.8
Preferred Stock	—	—	—	—	—
Common Shareholders' Equity	5,146.2	4,733.3	4,460.6	3,869.8	3,924.0
Total Liabilities and Shareholders' Equity	$19,327.1	$19,403.5	$18,591.6	$17,101.6	$16,976.9

Total Capitalization (b)	$6,127.6	$6,182.0	$5,989.4	$4,822.7	$4,877.8

Years Ended December 31:	2018	2017	2016	2015	2014
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned	$5,703.9	$5,539.7	$5,333.2	$5,179.4	$4,811.1
Net Investment and Other Income	553.5	511.7	494.3	495.4	447.1
Investment Gains (Losses) (c)	(235.6)	211.6	72.8	91.3	272.3
Net Revenues	6,021.8	6,263.1	5,900.5	5,766.1	5,530.7
Benefits, Claims, and
Settlement Expenses	2,460.7	2,478.8	2,347.9	2,459.3	2,514.5
Underwriting and Other Expenses	3,122.9	3,058.8	2,866.5	2,675.0	2,406.6
Pretax Income (Loss)	438.1	725.4	686.0	631.8	609.4
Income Taxes (Credits)	67.5	164.8	219.0	209.6	199.7
Net Income (Loss)	$370.5	$560.5	$466.9	$422.1	$409.7

COMMON SHARE DATA:
Net Income (Loss):
Basic	$1.26	$2.14	$1.80	$1.63	$1.58
Diluted	$1.24	$1.92	$1.62	$1.48	$1.44

Dividends: Cash (d)	$.78	$1.76	$.75	$.74	$.73

Book Value	$17.23	$17.72	$17.16	$14.98	$15.15

Common Shares (thousands):
Outstanding	302,714	269,238	262,719	261,968	260,946

Average: Basic	294,248	262,114	259,429	259,502	258,553
Diluted	301,016	299,387	296,379	296,088	295,073
__________

(a)	Consists of cash, investments and accrued investment income.

(b)	Total capitalization consists of debt, preferred stock, and common shareholders' equity.

(c)	Effective January 1, 2018, includes unrealized gains and losses from changes in fair value of equity securities.

(d)	In late December 2017, the Board declared a special cash dividend of $1.00 per share payable on January 31, 2018.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI" or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for .3% of consolidated operating revenues for the year ended December 31, 2018 and .7% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases, most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements is guidance recently issued by the FASB relative to revenue recognition, recognition and measurement of financial instruments including the addition of equity security unrealized gains and losses in periodic income statements, lease accounting, and accounting for credit losses on financial instruments, all of which are discussed further in the Notes to Consolidated Financial Statements.

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

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise managed for the long run. Management therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on the maintenance of financial soundness in support of the insurance subsidiaries' long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. In addition, Management engages in an ongoing assessment of operating risks, such as cybersecurity risks, that could adversely affect the Company's business and reputation.

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from capital resources. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not primary objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed maturity and equity securities for long periods of time is in turn enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in large capitalization, highly liquid equity securities.

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

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY
Old Republic International Corporation reported the following consolidated results:

Years Ended December 31:	2018	2017	2016
Pretax income (loss)	$438.1	$725.4	$686.0
Pretax investment gains (losses) included in pretax income (loss)	(235.6)	211.6	72.8
Pretax income (loss) excluding investment gains (losses)	$673.7	$513.8	$613.1

Net income (loss)	$370.5	$560.5	$466.9
Net of tax investment gains (losses) included in net income (loss)	(185.9)	242.4	47.3
Net income (loss) excluding investment gains (losses)	$556.4	$318.0	$419.6
As noted on the following pages, performance comparisons among the periods reported upon are affected by two significant events in 2018, and by special operating charges and deferred tax adjustments in 2017. The components of consolidated net income (loss) shown in the above table are also reflected on a per share basis in the Financial Highlights below.

FINANCIAL HIGHLIGHTS
				% Change
				2018	2017
Years Ended December 31:	2018	2017	2016	vs. 2017	vs. 2016
SUMMARY INCOME STATEMENTS:
Revenues:
Net premiums and fees earned	$5,703.9	$5,539.7	$5,333.2	3.0%	3.9%
Net investment income	431.8	409.4	387.0	5.5	5.8
Other income	121.6	102.2	107.3	18.9	(4.7)
Total operating revenues	6,257.4	6,051.5	5,827.6	3.4	3.8
Investment gains (losses):
Realized from actual transactions	58.2	211.6	77.8
Unrealized from changes in fair value of equity securities	(293.8)	—	—
Realized from impairments	—	—	(4.9)
Total investment gains (losses)	(235.6)	211.6	72.8
Total revenues	6,021.8	6,263.1	5,900.5
Operating expenses:
Claim costs	2,460.7	2,478.8	2,347.9	(0.7)	5.6
Sales and general expenses	3,080.6	2,995.7	2,816.3	2.8	6.4
Interest and other costs	42.2	63.0	50.2	(33.0)	25.5
Total operating expenses	5,583.7	5,537.7	5,214.5	0.8%	6.2%
Pretax income (loss)	438.1	725.4	686.0
Income taxes (credits)	67.5	164.8	219.0
Net income (loss)	$370.5	$560.5	$466.9

COMMON STOCK STATISTICS:
Net income (loss) per share: Basic	$1.26	$2.14	$1.80
Diluted	$1.24	$1.92	$1.62
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$1.89	$1.21	$1.62
Net investment gains (losses):
Realized from actual transactions	0.16	0.93	0.19
Unrealized from changes in fair value of equity securities	(0.79)	—	—
Realized from impairments	—	—	(0.01)
Basic net income (loss)	$1.26	$2.14	$1.80
Diluted net income (loss) excluding investment gains (losses)	$1.86	$1.11	$1.46
Net investment gains (losses):
Realized from actual transactions	0.15	0.81	0.17
Unrealized from changes in fair value of equity securities	(0.77)	—	—
Realized from impairments	$—	$—	$(0.01)
Diluted net income (loss)	$1.24	$1.92	$1.62
Cash dividends on common stock	$0.7800	$1.7600	$0.7500
Book value per share	17.23	17.72	17.16	(2.8)%	3.3%
Common shares outstanding: Average basic	294,248,871	262,114,533	259,429,298	12.3%	1.0%
Average diluted	301,016,076	299,387,373	296,379,251	0.5%	1.0%
Actual, end of period	302,714,502	269,238,727	262,719,660	12.4%	2.5%

Effective January 1, 2018, two significant events transpired that have a bearing on the year-over-year comparability of consolidated pretax and net income. One arises from a rule of the Financial Accounting Standards Board (“FASB”) that requires the inclusion of unrealized investment gains or losses emanating from changes in the fair value of equity (but not fixed maturity) securities in the determination of pre and post-tax income. The second relates to a reduction in nominal Federal corporate income tax rates from 35% to 21%. The impact of the 2018 rate change on the reported 2017 and 2016 effective tax rates is discussed at the bottom of this page.

The realization of investment gains or losses can be highly discretionary and can be affected by such randomly occurring factors as the timing of individual securities sales, the recording of estimated losses from write-downs of impaired securities, tax-planning and tax-rate change considerations, and modifications of investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors. The inclusion, starting in 2018, of securities market-driven changes in equity investments’ valuations will most likely produce, as it has in 2018, greater period-to-period fluctuations in reported net income, particularly at times of significant instability or volatility in such markets. This accounting change, however, has no effect, on the determination of such critical elements as current income taxes, debt-to-equity ratios, shareholders’ equity, or, most importantly, the conduct of insurance subsidiaries’ operations and their ability to pay dividends to the ORI holding company parent.

The Financial Highlights table on the previous page shows the components of consolidated pretax and net income to reflect the impact that total realized and, beginning in 2018, unrealized investment gains or losses of equity securities have on period-to-period comparisons. Management uses income exclusive of all investment gains (losses) to analyze, evaluate, and establish accountability for the results of Old Republic’s basic insurance operating performance. Net income, however, is the measure of total profitability according to the tenets of generally accepted accounting principles (“GAAP”).

The table on the following page presents the major segmented elements of the Company’s financial performance. This reflects: 1) the above-cited significant events for 2018, and 2) the special operating charges for 2017 which consisted of: (a) General insurance claims provisions ($8.0) associated with hurricane claim exposures, (b) additional claim and related expense provisions ($130.0) applicable to final settlements and probable dispositions of all known litigated and other claims costs incurred by the Company’s RFIG run-off business during the Great Recession years and their aftermath, (c) charges for additional 2017 estimated employee incentive awards ($32.3), and (d) adjustment of previously estimated life insurance reserves and cost assumptions ($9.5).

In the table on the following page, the amounts shown for: (1) underwriting and related services income (loss) represent net premiums, fees, and other income reduced by claim costs and sales and general expenses; and (2) segmented and consolidated pretax income (loss), excluding investment gains (losses), represent the combination of underwriting and related services income (loss) and net investment income, reduced by interest and other charges.

In general, taxable income stemming from: (a) underwriting and related services, and (b) investments in corporate and federal government debt securities are taxed at the nominal tax rates in effect during the reporting periods, while income emanating from: (c) investments in states’ and their subdivisions’ debt securities, and (d) dividends from equity securities are taxed at a reduced nominal tax rate. The table below shows the effective consolidated income tax rates which result from application of such nominal or nominally-adjusted tax rates to these various components of taxable income.

		2017
Years Ended December 31:	2018	As Reported	As Adjusted*	2016
Net income (loss)	15.4%	22.7%	31.4%	31.9%
Realized investment gains (losses)	21.1%	(14.6)%	35.0%	35.0%
Unrealized investment gains (losses)	(21.1)%	N/A	N/A	N/A
Net income (loss) excluding investment gains (losses)	17.4%	38.1%	30.0%	31.6%
__________________

*
In the final quarter of 2017, deferred income tax adjustments were made as required to reflect the lower Federal income tax rates which took effect at the beginning of 2018. The adjustments amounted to a deferred income tax charge of $41.8 applied to income excluding investment gains or losses, and a deferred income tax credit of $104.9 applied to investment gains or losses. The 2017 As Adjusted effective income tax rates in the above table reflect the exclusion of such required adjustments.

	Major Segmented and Consolidated
	Elements of Income (Loss)
				2018	2017
Years Ended December 31:	2018	2017	2016	vs. 2017	vs. 2016
Net premiums, fees, and other income:
General insurance	$3,277.1	$3,110.8	$2,936.3	5.3%	5.9%
Title insurance	2,336.1	2,287.2	2,206.6	2.1	3.6
Corporate and other	14.6	18.8	20.1	(22.0)	(6.8)
Other income	121.6	102.2	107.3	18.9	(4.7)
Subtotal	5,749.5	5,519.1	5,270.5	4.2	4.7
RFIG run-off business	75.9	122.9	170.0	(38.2)	(27.7)
Consolidated total	$5,825.5	$5,642.0	$5,440.5	3.3%	3.7%
Underwriting and related services income (loss):
General insurance	$91.2	$84.3	$65.5	8.2%	28.8%
Title insurance	185.1	206.7	181.7	(10.5)	13.8
Corporate and other (a)	(21.9)	(28.4)	(17.5)	22.7	(62.5)
Subtotal	254.3	262.6	229.7	(3.2)	14.4
RFIG run-off business	29.7	(95.2)	46.6	131.2	N/M
Consolidated total	$284.0	$167.3	$276.3	69.7%	(39.4)%
Consolidated composite ratio:
Claim ratio	43.1%	44.7%	44.0%
Expense ratio	51.6	52.0	50.6
Composite ratio	94.7%	96.7%	94.6%
Net investment income:
General insurance	$341.0	$318.9	$312.1	6.9%	2.2%
Title insurance	38.8	37.3	36.2	4.2	3.1
Corporate and other	31.7	31.4	15.4	1.2	103.4
Subtotal	411.7	387.7	363.8	6.2	6.6
RFIG run-off business	20.1	21.7	23.2	(7.2)	(6.4)
Consolidated total	$431.8	$409.4	$387.0	5.5%	5.8%
Interest and other charges:
General insurance	$68.3	$62.9	$57.6
Title insurance	4.6	6.9	7.6
Corporate and other (b)	(30.6)	(6.9)	(15.0)
Subtotal	42.2	63.0	50.2
RFIG run-off business	—	—	—
Consolidated total	$42.2	$63.0	$50.2	(33.0)%	25.5%
Segmented and consolidated pretax income
(loss) excluding investment gains (losses):
General insurance	$363.9	$340.3	$319.9	6.9%	6.4%
Title insurance	219.3	237.1	210.2	(7.5)	12.8
Corporate and other	40.4	9.9	13.0	N/M	(24.1)
Subtotal	623.8	587.3	543.3	6.2	8.1
RFIG run-off business	49.9	(73.5)	69.8	167.9	(205.4)
Consolidated pretax income (loss) excluding
investment gains (losses)	673.7	513.8	613.1	31.1%	(16.2)%
Income taxes (credits) on above (c)	117.2	195.7	193.5
Net income (loss) excluding
investment gains (losses)	556.4	318.0	419.6
Consolidated pretax investment gains (losses):
Realized from actual transactions	58.2	211.6	77.8
Unrealized from changes in fair value of equity securities	(293.8)	—	—
Realized from impairments	—	—	(4.9)
Consolidated realized and unrealized
investment gains (losses)	(235.6)	211.6	72.8
Income taxes (credits) on investment gains (losses) (c)	(49.6)	(30.8)	25.5
Net of tax investment gains (losses)	(185.9)	242.4	47.3
Net income (loss)	$370.5	$560.5	$466.9
Net operating cash flows:
Consolidated	$760.5	$452.8	$637.3	68.0%	(29.0)%
Exclusive of RFIG run-off business	$837.0	$765.3	$739.8	9.4%	3.4%
__________________
(a) Includes general administrative expenses. / (b) Includes net external and internal debt interest costs and consolidation/elimination entries. / (c) See the table at the bottom of the previous page for information about year-end 2017 deferred tax adjustments.

General Insurance Segment Results - The table below reflects the major elements affecting this segment’s financial performance for the periods shown.

	General Insurance Business Segment
				% Change
				2018	2017
Years Ended December 31:	2018	2017	2016	vs. 2017	vs. 2016
Net premiums earned	$3,277.1	$3,110.8	$2,936.3	5.3%	5.9%
Net investment income	341.0	318.9	312.1	6.9	2.2
Other income	121.3	101.8	106.2	19.1	(4.1)
Operating revenues	3,739.4	3,531.6	3,354.7	5.9	5.3
Claim costs (a)	2,365.8	2,234.4	2,143.1	5.9	4.3
Sales and general expenses	941.3	893.8	833.9	5.3	7.2
Interest and other costs	68.3	62.9	57.6	8.5	9.2
Operating expenses	3,375.5	3,191.3	3,034.7	5.8	5.2
Segmented pretax operating income (loss) (b)	$363.9	$340.3	$319.9	6.9%	6.4%

Claim ratio	72.2%	71.8%	73.0%
Expense ratio	25.0	25.5	24.8
Composite ratio	97.2%	97.3%	97.8%
__________________

(a)	General insurance pretax results for the year ended December 31, 2017 include hurricane-related claim costs of $8.0.

(b)
In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $3.8, ($121.1) and ($33.8) of pretax operating income (loss) for 2018, 2017, and 2016, respectively, were retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

With few exceptions, 2018 earned premiums grew for most types of coverages and markets served. The cumulative effects of recent years’ and ongoing premium rate increases for several insurance products, along with new business production were main contributors to premium growth. The greater premium levels stemmed principally from commercial automobile (trucking), national accounts, executive indemnity and auto warranties. Positive earned premium trends throughout 2017 were unevenly distributed among various insurance coverages and sources of business. Gains were registered most prominently in commercial automobile (trucking), risk management and national accounts, and home and auto warranty. On the other hand, premium growth was constrained by low volume in a large account contractors book of business faced with a particularly competitive market place, and by reduced opportunities in gas and oil energy services and several smaller industry sectors. Premium volume from the new underwriting facility established in early 2015 also added measurably to earned premiums in all three years. Net investment income gained in the context of a slightly higher invested asset base and relatively stable yield environment.

As the table below indicates, claim ratios have been on a fairly consistent downtrend during the past five years. The improvement has arisen from slightly lower estimates of current accident years' claim provisions, and by the lessening impacts from developments of prior years' reserve estimates. The claim ratio increase in 2018 resulted from recurring fiscal twelve month reserve evaluations of current and prior years' developing claim experience. Substantially all of this increase stemmed from the past decade's new books of business that are subject to ongoing adjustments to the underwriting and claim management processes. 2017’s unfavorable developments were concentrated in the Company’s largest insurance coverages of workers’ compensation and general liability which were partially offset by favorable development trends in commercial automobile (trucking).

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2014	77.9%	3.9%	74.0%
2015	74.1	1.5	72.6
2016	73.0	0.3	72.7
2017	71.8	0.7	71.1
2018	72.2%	—%	72.2%

As the above table shows, year-over-year operating expenses have remained aligned with earned premiums trends.

Quarterly and even annual claim provisions and the trends they display may not be particularly meaningful indicators of future outcomes for Old Republic’s liability-oriented mix of business. Absent significant economic and insurance industry dislocations in the foreseeable future, it is currently anticipated that reported claim ratios can be expected to fall within targeted averages in the high 60 to low 70 percent range. The current mix of business should reflect an expense ratio ranging between 23 and 25 percent. The expense ratio for 2017 was slightly above this long-term operating objective due to additional charges for estimated employee incentive awards. The slightly higher sales and general expense ratio in 2016 resulted mostly from greater costs incurred in the above-noted underwriting facility, additional litigation cost provisions in the year's second quarter, and by a slightly different premium mix and attendant production costs associated with the business’ responses to recurring changes in insurance market conditions and opportunities.

Title Insurance Segment Results - The table below reflects the major elements affecting this segment’s financial performance for the periods shown.

	Title Insurance Business Segment
				% Change
				2018	2017
Years Ended December 31:	2018	2017	2016	vs. 2017	vs. 2016
Net premiums and fees earned	$2,336.1	$2,287.2	$2,206.6	2.1%	3.6%
Net investment income	38.8	37.3	36.2	4.2	3.1
Other income	0.3	0.5	1.2	N/M	(56.4)
Operating revenues	2,375.4	2,325.0	2,244.1	2.2	3.6
Claim costs	48.3	20.8	84.3	131.7	(75.3)
Sales and general expenses	2,103.0	2,060.1	1,941.8	2.1	6.1
Interest and other costs	4.6	6.9	7.6	(33.9)	(8.6)
Operating expenses	2,156.0	2,087.9	2,033.8	3.3	2.7
Segmented pretax operating income (loss)	$219.3	$237.1	$210.2	(7.5)%	12.8%

Claim ratio	2.1%	0.9%	3.8%
Expense ratio	90.0	90.0	87.9
Composite ratio	92.1%	90.9%	91.7%

2018 year-over-year comparison of revenues from title premiums and fees reflect a slowdown in housing and mortgage lending activity during the year. The continuation of a generally positive mortgage rate environment and reasonably strong housing and commercial property markets were major factors in the year-over-year gain in premiums and fees for 2017. By contrast, claim costs for 2018 trended higher as favorable development of prior years’ claim reserve estimates edged down. Claim costs for the prior periods were trending lower in the face of declining claims activity since the Great Recession years. The following table shows recent annual claim ratios and the effect of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2014	5.2%	(0.8)%	6.0%
2015	4.9	(0.6)	5.5
2016	3.8	(1.1)	4.9
2017	0.9	(3.3)	4.2
2018	2.1%	(2.0)%	4.1%

Net investment income is reflective of both a relatively stable invested asset base and investment yield environment. The operating expense ratio for the periods reported upon has remained aligned with revenues from premiums and fees.

RFIG Run-off Segment Results - The table below reflects the major elements affecting this segment’s financial performance for the periods shown.

	RFIG Run-off Business Segment
				% Change
				2018	2017
Years Ended December 31:	2018	2017	2016	vs. 2017	vs. 2016
A. Mortgage Insurance (MI)
Net premiums earned	$74.4	$109.8	$154.1	(32.3)%	(28.7)%
Net investment income	19.2	20.4	22.0	(5.9)	(7.4)
Claim costs (a)	32.1	63.3	52.5	(49.2)	20.4
MI pretax operating income (loss)	$46.7	$48.9	$105.0	(4.5)%	(53.5)%

Claim ratio (a)	43.2%	57.6%	34.1%
Expense ratio	20.0	16.5	12.0
Composite ratio	63.2%	74.1%	46.1%

B. Consumer Credit Insurance (CCI)
Net premiums earned	$1.5	$13.0	$15.8	(88.3)%	(17.8)%
Net investment income	0.8	1.2	1.1	(29.6)	12.0
Claim costs (a)	(2.2)	134.5	50.0	(101.7)	168.7
CCI pretax operating income (loss) (b)	$3.2	$(122.4)	$(35.2)	102.6%	(247.1)%

Claim ratio (a)	N/M	N/M	315.9%
Expense ratio	N/M	N/M	13.9
Composite ratio	N/M	N/M	329.8%

C. Total MI and CCI run-off business
Net premiums earned	$75.9	$122.9	$170.0	(38.2)%	(27.7)%
Net investment income	20.1	21.7	23.2	(7.2)	(6.4)
Claim costs (a)	29.9	197.8	102.6	(84.9)	92.7
Segmented pretax operating income (loss) (b)	$49.9	$(73.5)	$69.8	167.9%	(205.4)%

Claim ratio (a)	39.4%	160.9%	60.4%
Expense ratio	21.5	16.6	12.2
Composite ratio	60.9%	177.5%	72.6%
__________________

(a)
RFIG run-off pretax results for the year ended December 31, 2017 include additional claim and related expense provisions of $130.0 applicable to the final settlements and probable dispositions of all known litigated and other claim costs incurred by the Company’s run-off Financial Indemnity business during the Great Recession years and their aftermath. Of the total charge, $23.0 related to mortgage guaranty claim costs, and $107.0 was attributable to additional claim provisions in the consumer credit indemnity run-off business.

(b)
In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $3.8, ($121.1), and ($33.8) of pretax operating income (loss) for 2018, 2017, and 2016, respectively, were retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

Pretax operating results of the run-off MI and CCI business reflect the expected, continuing drop in net earned premiums from declining risk in force. For the CCI coverage in particular, the much lower premiums in 2018 resulted mostly from the 2017 elimination of a major bank business relationship which had been a significant source of both earned premiums and substantially higher litigated claim costs.

The ratios of MI incurred claim costs to earned premiums were reduced by 27.0, 38.3 and 39.8 percentage points for 2018, 2017 and 2016, respectively. In each instance, the reductions reflect favorable developments of prior years’ claim reserves. MI claim costs for 2017, however, had risen most significantly due to third quarter additional claim provisions of $23.0 which added 20.9 percentage points to the claim ratio for the year.

The much more favorable CCI claim ratios for 2018 reflect the absence of the aforementioned litigation-induced claim costs and favorable development of previously established claim reserves. During 2017's third quarter, additional claim provisions in the amount of $107.0 were made to cover the final settlements and probable dispositions of all known litigated and other claim costs incurred during the Great Recession and its aftermath.

Corporate and Other Operating Results - The combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal corporate services subsidiaries usually produce highly variable results. Earnings variations stem from volatility inherent to the small scale of the life and accident insurance line, net investment income, and net interest charges (credits) pertaining to external and intra-system financing arrangements. Full year 2018 results were enhanced by the elimination of interest costs related to outstanding external debt converted into ORI common stock in March 2018. Additionally, year-over-year comparisons were particularly affected by a charge of $9.5 resulting from a fourth quarter 2017 review and update of previously established estimates of future interest rates, mortality, and persistency in largely inactive life insurance products. The interplay of these various elements is summarized in the following table:

	Corporate and Other Operations
Years Ended December 31:	2018	2017	2016
Net life and accident premiums earned	$14.6	$18.8	$20.1
Net investment income	31.7	31.4	15.4
Other operating income	(0.1)	(0.1)	(0.1)
Operating revenues	46.3	50.1	35.4
Claim costs	16.7	25.8	17.7
Insurance expenses	4.8	8.2	7.8
Corporate, interest and other expenses - net	(15.6)	6.1	(3.2)
Operating expenses	5.9	40.2	22.4
Corporate and other pretax operating income	$40.4	$9.9	$13.0

Summary Consolidated Balance Sheet - The following table shows Old Republic's consolidated financial position at the dates shown.

	December 31,
	2018		2017
Assets:
Cash and fixed maturity securities	$9,683.0		$10,145.9
Equity securities	3,380.9		3,265.5
Other invested assets	123.4		124.9
Cash and invested assets	13,187.4		13,536.4
Accounts and premiums receivable	1,499.4		1,469.7
Federal income tax recoverable: Current	16.8		—
Prepaid federal income taxes	129.8		114.3
Reinsurance balances recoverable	3,484.5		3,371.8
Sundry assets	1,008.9		911.1
Total	$19,327.1		$19,403.5
Liabilities and Shareholders' Equity:
Policy liabilities	$2,303.5		$2,176.3
Claim reserves	9,471.2		9,237.6
Federal income tax payable: Current	—		6.5
Deferred	10.3		100.5
Debt	981.4		1,448.7
Sundry liabilities	1,414.2		1,700.5
Shareholders' equity	5,146.2	(a)	4,733.3
Total	$19,327.1		$19,403.5
__________________
(a) Reflects the completed conversion of the 3.75% convertible senior notes into ORI common stock in March, 2018.

Cash, Invested Assets, and Shareholders' Equity - The table below shows Old Republic's consolidated cash and invested assets as well as the shareholders' equity balance at the dates shown.

	Cash, Invested Assets, and Shareholders' Equity
				% Change
				2018	2017
As of December 31:	2018	2017	2016	vs. 2017	vs. 2016
Cash and invested assets:
Available for sale fixed maturity securities, cash
and other invested assets, carried at fair value	$8,761.7	$9,203.4	$9,124.9	(4.8)%	0.9%
Equity securities, carried at fair value	3,380.9	3,265.5	2,896.1	3.5	12.8
Held to maturity, carried at amortized cost	1,044.8	1,067.4	974.8	(2.1)	9.5
Total per balance sheet	$13,187.4	$13,536.4	$12,995.8	(2.6)%	4.2%
Total at original cost for all	$12,950.6	$12,783.4	$12,360.3	1.3%	3.4%

Shareholders' equity: Total	$5,146.2	$4,733.3	$4,460.6	8.7%	6.1%
Per common share	$17.23	$17.72	$17.16	(2.8)%	3.3%

Composition of shareholders' equity per share:
Equity before items below	$17.04	$16.26	$15.92	4.8%	2.1%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	0.19	1.46	1.24
Total	$17.23	$17.72	$17.16	(2.8)%	3.3%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$15.73	$16.14	$15.89	(2.5)%	1.6%
RFIG run-off segment	1.50	1.58	1.27
Consolidated total	$17.23	$17.72	$17.16	(2.8)%	3.3%

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

As of December 31, 2018, the consolidated investment portfolio reflected an allocation of approximately 74% to fixed-maturity and short-term investments, and 26% to high quality, dividend-paying equity securities. The asset quality of the fixed maturity portfolio has remained at high levels.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income, dividend payments to shareholders, and changes in the value of invested assets carried at fair value.

	Shareholders' Equity Per Share
	December 31,
	2018	2017	2016
Beginning balance	$17.72	$17.16	$14.98
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	1.89	1.21	1.62
Net of tax realized investment gains (losses):
From actual transactions	0.16	0.53	0.19
From impairments	—	—	(0.01)
From revaluation of deferred taxes	—	0.40	—
Subtotal	0.16	0.93	0.18
Net of tax unrealized investment gains (losses) on
securities carried at fair value:
Reported in net income (loss)	(0.79)	—	—
Reported as other comprehensive income (loss)	(0.59)	0.28	1.12
Subtotal	(1.38)	0.28	1.12
Total net of tax realized and unrealized
investment gains (losses)	(1.22)	1.21	1.30
Cash dividends (a)	(0.7800)	(1.7600)	(0.7500)
Debt conversion, stock issuance, and other transactions	(0.38)	(0.10)	0.01
Net change	(0.49)	0.56	2.18
Ending balance	$17.23	$17.72	$17.16
Percentage change for the period	(2.8)%	3.3%	14.6%
__________________

(a)	Full year 2017 includes a special cash dividend of $1.00 per share.

Capitalization - The following table shows the components of ORI’s total capitalization. The most significant change during the year ended December 31, 2018 pertains to the completed conversion of the 3.75% convertible senior notes into ORI common stock in March 2018.

	Capitalization
	December 31,
	2018	2017	2016
Debt:
3.75% Convertible Senior Notes due 2018	$—	$470.6	$547.8
4.875% Senior Notes due 2024	396.8	396.2	395.6
3.875% Senior Notes due 2026	545.7	545.1	544.6
ESSOP debt	—	4.2	8.1
Other miscellaneous debt	38.8	32.4	32.4
Total debt	981.4	1,448.7	1,528.7
Common shareholders' equity	5,146.2	4,733.3	4,460.6
Total capitalization	$6,127.6	$6,182.0	$5,989.4

Capitalization ratios:
Debt	16.0%	23.4%	25.5%
Common shareholders' equity	84.0	76.6	74.5
Total	100.0%	100.0%	100.0%

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of investments; b) the valuation of deferred income tax assets; c) the recoverability of reinsured paid and/or outstanding losses; and d) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the pertinent sections of this Management Analysis and are summarized as follows:

(a) Other-than-temporary impairments in the value of investments:

The Company completes a detailed analysis each quarter to assess whether the decline in the value of any fixed maturity (and prior to 2018, any equity security) investment below its cost basis is deemed other-than-temporary. All securities in an unrealized loss position are reviewed. Prior to 2018, absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with any unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period was considered OTTI. The decline in value of a security deemed OTTI is included as a realized investment loss in the determination of net income and a new cost basis is established for financial reporting purposes.

The Company recognized no OTTI adjustments for the years ended December 31, 2018 and 2017, but $4.9 was recognized in 2016.

(b) The valuation of deferred income tax assets

The Company uses the asset and liability method of calculating deferred income taxes. This method results in the establishment of deferred tax assets and liabilities calculated at currently enacted tax rates that are applicable to the cumulative temporary differences between the financial statement and tax bases of assets and liabilities. Deferred income tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2018, 2017 and 2016, the net deferred tax asset (liability) was $(10.3), $(100.5), and $(42.6), respectively. In valuing the gross deferred tax assets, Old Republic considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, the impact of available carry back and carry forward periods, estimates of future taxable income, and its ability to exercise prudent and feasible tax planning strategies. See Note 1(j) of the Notes to Consolidated Financial Statements for further discussion of the Company's consolidated income tax balances.

(c) The recoverability of reinsured paid and/or outstanding losses

Assets consisting of gross paid losses recoverable from assuming reinsurers, and balance sheet date reserve estimates similarly recoverable in future periods as gross losses are settled and paid, are established at the same time as the gross losses are paid or recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts as is discussed below. As of the three most recent year ends, paid and outstanding reinsurance recoverable balances ranged between 30.7% and 32.3% and averaged 31.8% of the related gross reserves. See Part I, Item 1(d) for further discussion regarding recoverability of the Company's reinsurance balances.

(d) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this management analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected claim ratios for at least the two to five most recent accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail coverages generally include workers' compensation, commercial automobile (trucking) liability, general liability, errors and omissions and directors and officers' liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 91.1% and 95.0%, and averaged 93.3% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 89.0% and 94.8% and averaged 92.3% as of the same dates.

•
Loss trend factors that are considered when establishing the above noted expected claim ratios. These factors take into account such variables as judgments and estimates relative to premium rate trends and adequacy, current and expected interest rates, current and expected social and economic inflation trends, and insurance industry statistical claim trends.

•
Loss development factors, expected claim rates and average claim costs, all of which are based on Company and/or industry statistics may also be used to project reported and unreported losses for each accounting period.

Consolidated claim costs developed favorably in the three most recent calendar years. This development had the consequent effect of reducing consolidated annual loss costs for the three most recent years within a range of 3.1% and 5.9%, or by an average of approximately 4.2% per annum. As a percentage of each of these years' consolidated earned premiums and fees, the favorable developments have ranged between 1.4% and 2.8%, and have averaged 1.9%. The variances in prior years' positive or negative claim developments are further discussed within the Incurred Loss Experience section of this document.

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

FINANCIAL POSITION

The Company's financial position at December 31, 2018 reflected decreases in assets and liabilities of .4% and 3.3%, respectively, and an increase in common shareholders' equity of 8.7% when compared to the immediately preceding year-end. Cash and invested assets represented 68.2% and 69.8% of consolidated assets as of December 31, 2018 and 2017, respectively. As of year-end 2018, the cash and invested asset base decreased by 2.6% to $13,187.4.

Investments - During 2018 and 2017, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization equity securities. At both December 31, 2018 and 2017, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At December 31, 2018, the Company had no fixed maturity investments in default as to principal and/or interest.

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

Possible future declines in fair values for Old Republic's available for sale fixed maturity portfolio would negatively affect the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The status and fair value changes of each of the fixed maturity (and prior to 2018, its equity security) investments are reviewed at least once per quarter during the year, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Prior to 2018, absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period was considered other-than-temporarily-impaired. In the event the Company's estimate of other-than-temporary impairments is insufficient at any point in time, future periods' net income (loss) would be affected adversely by the recognition of additional impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity.

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

December 31:	2018	2017
Aaa	20.9%	21.6%
Aa	12.8	12.9
A	31.5	31.8
Baa	29.1	27.5
Total investment grade	94.3	93.8
All other (b)	5.7	6.2
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

December 31, 2018	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$182.7		$18.8
Health Care	44.1		5.3
Basic Industry	44.1		2.6
Industrial	76.1		2.4
Other (includes 6 industry groups)	129.0		4.9
Total	$476.1	(c)	$34.2
__________

(c)	Represents 5.1% of the total fixed maturity portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

December 31, 2018	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$864.9		$18.7
U.S. Government & Agencies	1,119.3		15.4
Municipals	693.5		13.7
Industrial	536.7		13.2
Other (includes 17 industry groups)	2,783.3		57.6
Total	$5,997.8	(d)	$118.8
__________

(d)	Represents 64.3% of the total fixed maturity portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

December 31, 2018	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$386.7		$60.2
Consumer Non Durable	268.9		52.5
Technology	76.6		19.8
Telecom	135.8		18.9
Other (includes 7 industry groups)	286.5		23.9
Total	$1,154.8	(e)	$175.4	(f)
__________

(e)	Represents 38.0% of the total equity portfolio.

(f)	Represents 5.8% of the cost of the total equity portfolio, while gross unrealized gains represent 17.0% of the equity portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
December 31, 2018	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$371.3	$5.9	$2.1	$—
Due after one year through five years	3,219.3	273.3	61.0	14.6
Due after five years through ten years	2,859.3	188.4	88.4	18.6
Due after ten years	24.0	8.5	1.4	.8
Total	$6,474.0	$476.1	$153.0	$34.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Maturity Securities

	Amount of Gross Unrealized Losses
December 31, 2018	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	$46.8	$5.2	$—	$52.0
Seven to twelve months	35.3	1.3	—	36.6
More than twelve months	58.1	6.1	—	64.3
Total	$140.2	$12.7	$—	$153.0

Number of Issues in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	530	2	—	532
Seven to twelve months	321	1	—	322
More than twelve months	478	2	—	480
Total	1,329	5	—	1,334	(g)
__________

(g)	At December 31, 2018 the number of issues in an unrealized loss position represent 68.1% of the total number of such fixed maturity issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's cost. The percentage reduction from such cost reflects the decline as of a specific point in time (December 31, 2018 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

December 31:	2018	2017
Maturity Ranges:
Due in one year or less	7.0%	9.2%
Due after one year through five years	51.6	45.5
Due after five years through ten years	40.7	44.1
Due after ten years through fifteen years	.6	1.0
Due after fifteen years	.1	.2
Total	100.0%	100.0%

Average Maturity in Years	4.5	4.7
Duration (h)	4.1	4.2
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.1 as of December 31, 2018 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.1%.

Composition of Unrealized Gains (Losses)

December 31:	2018	2017
Available for Sale Fixed Maturity Securities:
Amortized cost	$8,285.0	$8,162.2
Estimated fair value	8,182.8	8,282.3
Net unrealized gains (losses)	$(102.1)	$120.0

Components of net unrealized gains (losses):
Gross unrealized gains	$37.1	$147.4
Gross unrealized losses	(139.2)	(27.3)
Net unrealized gains (losses)	$(102.1)	$120.0

Equity Securities:
Original cost	$3,039.1	$2,629.9
Estimated fair value	3,380.9	3,265.5
Net unrealized gains (losses)(i)	$341.8	$635.6

Components of net unrealized gains (losses):
Gross unrealized gains	$517.3	$658.8
Gross unrealized losses	(175.4)	(23.2)
Net unrealized gains (losses)(i)	$341.8	$635.6
___________

(i)
Effective January 1, 2018, unrealized gains and losses from changes in fair value of equity securities are included in total realized and unrealized investment gains (losses) in the consolidated statements of income.

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $507.8 in dividends from its subsidiaries in 2019 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries.

Capitalization - Old Republic's total capitalization of $6,127.6 at December 31, 2018 consisted of debt of $981.4 and common shareholders' equity of $5,146.2. Changes in the common shareholders' equity account reflect primarily net income for the year then ended, changes in the fair value of fixed maturity securities, dividend payments and the conversion of all the 2018 Convertible Senior Notes into the Company's common stock.

Old Republic has paid a cash dividend without interruption since the World War II year of 1942 (77 years), and it has raised the regular annual cash dividend payment for each of the past 37 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries. In late December 2017, the Board declared a special cash dividend of $1.00 per share payable on January 31, 2018.

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

Contractual Obligations - The following table shows certain information relating to the required reporting of contractual obligations as of December 31, 2018:

	2019	2020 and 2021	2022 and 2023	2024 and After	Total
Contractual Obligations:
Debt	$8.5	$30.3	$—	$950.0	$988.8
Interest on Debt	41.8	82.5	81.6	83.4	289.4
Operating Leases	60.4	88.5	56.8	103.6	309.4
Pension Benefits Contributions (a)	6.5	23.5	24.5	7.6	62.1
Claim & Claim Expense Reserves (b)	2,464.6	2,410.8	1,094.4	3,501.2	9,471.2
Total	$2,582.3	$2,636.0	$1,257.4	$4,645.8	$11,121.8
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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2016	$2,936.3	$2,206.6	$170.0	$20.1	$5,333.2	3.0%
2017	3,110.8	2,287.2	122.9	18.8	5,539.7	3.9
2018	$3,277.1	$2,336.1	$75.9	$14.6	$5,703.9	3.0%

With few exceptions, 2018 general insurance earned premiums grew for most types of coverages and markets served. The cumulative effects of recent years’ and ongoing premium rate increases for several insurance products, along with new business production were main contributors to premium growth. The greater premium levels stemmed principally from commercial automobile (trucking), national accounts, executive indemnity and auto warranties. Positive earned premiums trends throughout 2017 were unevenly distributed among various insurance coverages and sources of business. Gains were registered most prominently in commercial automobile (trucking), risk management, national accounts and home and auto warranty. On the other hand, premium growth was constrained by low volume in a large account contractors book of business faced with a particularly competitive market place, and by reduced opportunities in gas and oil energy services and several smaller industry sectors. Premium volume from the new underwriting facility established in early 2015 also added measurably to earned premiums in all three years.

Title Group premium and fee revenues grew by 2.1%, 3.6% and 7.9% in 2018, 2017, and 2016 respectively. 2018 premiums and fees reflect a slowdown in housing and mortgage lending activity during the year. The continuation of a generally positive mortgage rate environment and reasonably strong housing and commercial property markets were major factors in the year-over-year gain in premiums and fees in 2017.

Results of the run-off MI and CCI business reflect the expected, continuing drop in net earned premiums from declining risk in force. For the CCI coverage in particular, the much lower premiums in 2018 resulted mostly from the 2017 elimination of a major bank business relationship which had been a significant source of both earned premiums and substantially higher litigated claim costs.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2016	33.7%	36.5%	4.3%	7.4%	5.6%	12.5%
2017	34.6	33.6	4.9	7.6	6.3	13.0
2018	36.8%	31.1%	5.3%	7.7%	6.2%	12.9%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2016	27.9%	72.1%
2017	26.9	73.1
2018	26.1%	73.9%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2016	$157.1	$154.1	77.7%	72.8%
2017	110.4	109.8	77.9	78.2
2018	$74.4	$74.4	79.7%	76.3%

The Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 7.0% of total net risk in force as of year-end 2018, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2016	$4,987.9	$359.5	$20.5	$5,367.9
2017	3,888.0	292.4	12.1	4,192.6
2018	$3,098.3	$235.3	$11.2	$3,345.0

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2016	7.2%	30.5%	61.5%	.8%
2017	7.5	31.5	60.2	.8
2018	7.9%	32.2%	59.1%	.8%

Bulk(a):
As of December 31:
2016	29.9%	32.0%	38.0%	.1%
2017	31.8	31.7	36.3	.2
2018	33.6%	31.5%	34.8%	.1%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2016	3.8%	32.1%	30.6%	33.5%
2017	4.0	30.9	30.5	34.6
2018	4.1%	30.7%	29.7%	35.5%

Bulk(a):
As of December 31:
2016	46.5%	29.0%	12.3%	12.2%
2017	45.3	29.9	12.6	12.2
2018	43.4%	30.9%	13.1%	12.6%
__________

(a)	Bulk pool risk in-force, which represented 8.0% of total bulk risk in-force at December 31, 2018, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2016	6.4%	7.8%	6.0%	5.8%	4.8%	4.6%	4.4%	4.4%	3.6%	3.8%
2017	5.9	8.1	6.0	6.1	4.8	4.4	4.3	4.6	3.7	4.2
2018	5.5%	8.5%	6.0%	6.4%	4.9%	4.1%	4.3%	4.8%	3.8%	4.6%

		Bulk (a)
	TX	FL	GA	IL	CA	NY	PA	NJ	OH	MD
As of December 31:
2016	5.3%	8.6%	4.9%	4.2%	12.4%	7.4%	3.7%	4.1%	4.2%	2.6%
2017	5.4	8.3	5.1	4.4	12.4	7.8	3.8	3.4	4.4	2.7
2018	5.6%	8.2%	5.4%	4.6%	12.4%	7.1%	4.0%	2.9%	4.7%	2.8%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2016	92.4%	7.6%
2017	92.3	7.7
2018	92.2%	7.8%

Bulk (a):
As of December 31:
2016	68.0%	32.0%
2017	69.4	30.6
2018	71.8%	28.2%

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2016	97.2%	2.8%
2017	97.2	2.8
2018	97.2%	2.8%

Bulk (a):
As of December 31:
2016	71.3%	28.7%
2017	70.1	29.9
2018	68.6%	31.4%
__________

(a)	Bulk pool risk in-force, which represented 8.0% of total bulk risk in-force at December 31, 2018, has been allocated pro-rata based on insurance in-force.

The Company's consumer credit indemnity ("CCI") earned premiums and related risk in force included in the table below have reflected a generally declining trend. The decline is largely due to a discontinuation of active sales efforts since 2008 and from the elimination of a major bank as a source of significant premiums and claims in the third quarter of 2017.The following table shows CCI net premiums earned during the indicated periods and the maximum calculated risk in force at the end of the respective periods. Net earned premiums include additional premium adjustments arising from the variable claim experience of individual policies subject to retrospective rating plans. Risk in force reflects estimates of the maximum risk exposures at the inception of individual policies adjusted for cumulative claim costs and the lower outstanding loan balances attributed to such policies through the end of the periods shown below.

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2016	$15.8	$699.7
2017	13.0	140.9
2018	$1.5	$70.1

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2017	$9,702.7	$1,106.2	$545.9	$1,206.9	$12,561.9	$756.1	$13,318.0
2018	$10,162.3	$1,105.6	$583.6	$904.3	$12,755.9	$238.6	$12,994.6
__________

(a) These balances include fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2016	$312.1	$36.2	$23.2	$15.4	$387.0	3.34%	3.23%
2017	318.9	37.3	21.7	31.4	409.4	3.32	3.14
2018	$341.0	$38.8	$20.1	$31.7	$431.8	3.41%	3.28%

Consolidated net investment income increased by 5.5% and 5.8% in 2018 and 2017, respectively. This revenue source is affected by changes in the invested asset base which are mainly driven by consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. The yields for the periods presented also reflect an increasingly greater commitment to high quality dividend paying equity securities.

Revenues: Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; in 2018, 2017, and 2016, 76.3%, 68.1% and 76.0%, respectively, of all such dispositions resulted from these occurrences. The realization of investment gains or losses can be highly discretionary and can be affected by such randomly occurring factors as the timing of individual securities sales, the recording of estimated losses from write-downs of impaired securities, tax-planning and tax-rate change considerations, and modifications of investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors.

The following table reflects the composition of net investment gains or losses for the periods shown. Gains realized in 2017 were substantially higher than those realized in recent years and stem from managed sales of investment portfolio securities whose values had risen to higher than expected levels over the course of 2017's strong securities market.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses on Securities			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Miscel- laneous Investments	Total	Fixed Maturity Securities	Equity Securities and Miscel- laneous Investments	Total		Total Investment Gains (Losses)
Years Ended
December 31:
2016	$7.8	$69.9	$77.8	$(4.9)	$—	$(4.9)	$—	$72.8
2017	16.6	194.9	211.6	—	—	—	—	211.6
2018	$(4.8)	$63.1	$58.2	$—	$—	$—	$(293.8)	$(235.6)

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2018 and 2017:

	Claim and Loss Adjustment Expense Reserves
December 31:	2018		2017
	Gross	Net	Gross	Net
Workers' compensation	$4,864.4	$3,090.0	$4,752.1	$2,993.9
General liability	1,117.7	556.1	1,072.6	565.4
Commercial automobile (mostly trucking)	1,675.2	1,264.9	1,524.8	1,151.8
Other coverages	870.6	624.5	810.8	561.4
Unallocated loss adjustment expense reserves	237.5	230.4	225.1	198.8
Total general insurance reserves	8,765.6	5,766.1	8,385.6	5,471.5
Title	533.4	533.4	559.7	559.7
RFIG Run-off	154.5	154.5	271.7	271.7
Life and accident	17.7	10.8	20.4	13.5
Total claim and loss adjustment expense reserves	$9,471.2	$6,464.9	$9,237.6	$6,316.4
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$105.8	$74.4	$117.4	$96.4
% of total general insurance reserves	1.2%	1.3%	1.4%	1.8%

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

Overview of Loss Reserving Process

Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2018, such reserves accounted for 92.5% and 89.2% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2017 represented 90.8% and 86.6% of the respective consolidated amounts.

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

Aggregate loss reserves consist of liability estimates for claims that have been reported ("case") to the Company's insurance subsidiaries and reserves for claims that have been incurred but not yet reported ("IBNR") or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year-end net reserves totaled $216.5, $240.7 and $231.9 as of December 31, 2018, 2017, and 2016, respectively. Interest accretion of $49.0, $20.4, and $24.2 for the years ended December 31, 2018, 2017, and 2016, respectively, was recognized as unfavorable development of prior year reserves within benefits, claims and settlement expenses in the consolidated statements of income.

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

Overall, reserves pertaining to several hundred large individual commercial insurance accounts that exhibit sufficient statistical credibility, and at times may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions through captive insurers and similar risk management mechanisms are established on an account by account basis using case reserves and applicable formula-driven methods. Large account reserves are usually set and analyzed for groups of coverages such as workers' compensation, commercial automobile (trucking) and general liability that are typically underwritten jointly for many customers. For certain so-called long-tail categories of insurance such as retained or assumed excess liability or excess workers' compensation, officers and directors' liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected claim ratios. Such expected claim ratios typically reflect currently estimated claim ratios from prior accident years, adjusted for the effect of actual and anticipated rate changes, actual and anticipated changes in coverage, reinsurance, mix of business, and other anticipated changes in external factors such as trends in loss costs or the legal and claims environment. Expected claim ratios are generally used for the two to three most recent accident years depending on the individual class or category of business. As actual claims data emerges in succeeding interim and annual periods, the original accident year claim ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years to arrive at a likely indication of more recent years' loss trends and costs.

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

	2018	2017	2016
Estimated reduction in beginning reserve	$19.0	$29.6	$47.5
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	.9	6.2	8.3
Prior year	(12.3)	(3.7)	(24.8)
Sub-total	(11.4)	2.5	(16.5)
Estimated rescission reduction in paid claims	(4.4)	(13.1)	(1.4)
Estimated reduction in ending reserve	$3.2	$19.0	$29.6

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

Years Ended December 31:	2018	2017	2016
Gross reserves at beginning of year	$9,237.6	$9,206.0	$9,120.1
Less: reinsurance losses recoverable	2,921.1	2,766.1	2,732.5
Net reserves at beginning of year:
General Insurance	5,471.5	5,249.9	5,053.1
Title Insurance	559.7	602.0	580.8
RFIG Run-off	271.7	574.0	736.7
Other	13.5	13.8	16.9
Sub-total	6,316.4	6,439.8	6,387.6
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,346.2	2,192.1	2,115.1
Title Insurance	96.1	95.2	107.7
RFIG Run-off (a)	56.2	297.1	171.3
Other	22.1	20.4	21.7
Sub-total	2,520.7	2,604.9	2,416.0
Change in provision for insured events of prior years:
General Insurance	(.2)	22.7	9.9
Title Insurance	(47.7)	(74.3)	(23.4)
RFIG Run-off (a)	(26.2)	(99.2)	(68.7)
Other	(3.5)	(2.9)	(3.8)
Sub-total	(77.8)	(153.8)	(86.1)
Total incurred claims and claim adjustment expenses (a)	2,442.9	2,451.0	2,329.9
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	813.2	765.8	723.5
Title Insurance	9.1	5.0	4.4
RFIG Run-off (b)	3.7	329.4	14.5
Other	16.0	13.9	14.8
Sub-total	842.2	1,114.3	757.4
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,238.1	1,227.3	1,204.5
Title Insurance	65.4	58.2	58.6
RFIG Run-off (b)	143.3	170.6	250.8
Other	5.2	3.9	6.1
Sub-total	1,452.2	1,460.1	1,520.2
Total payments (b)	2,294.5	2,574.4	2,277.6
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable:
General Insurance	5,766.1	5,471.5	5,249.9
Title Insurance	533.4	559.7	602.0
RFIG Run-off	154.5	271.7	574.0
Other	10.8	13.5	13.8
Sub-total	6,464.9	6,316.4	6,439.8
Reinsurance losses recoverable	3,006.3	2,921.1	2,766.1
Gross reserves at end of year	$9,471.2	$9,237.6	$9,206.0
__________

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2018	2017	2016
Change in provision for incurred events of prior years:
General Insurance	$(6.4)	$(34.5)	$2.5
RFIG Run-off (a)	(20.1)	(42.0)	(61.3)

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	2,083.0	2,297.5	1,939.9
RFIG Run-off (b)	$115.4	$195.8	$253.6

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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claim denials of $.9, $6.2 and $8.3, respectively, for 2018, 2017 and 2016. The provision for insured events of prior years in 2018, 2017 and 2016 was increased by estimated coverage rescissions and claims denials of $12.3, $3.7 and $24.8, respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.
The 2017 RFIG Run-off provision for insured events of the current year is inclusive of the claim expense provisions applicable to final settlements and probable dispositions of all known litigated and other claim costs as described further elsewhere in this report.

(b)	Rescissions reduced the Company's paid losses by an estimated $4.4, $13.1, and $1.4 for 2018, 2017, and 2016, respectively.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2018	2017	2016
General	72.2%	71.8%	73.0%
Title	2.1	.9	3.8
RFIG Run-off	39.4	160.9	60.4
Consolidated claim ratio	43.1%	44.7%	44.0%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	44.5%	47.5%	45.6%
Change in provision for insured events of prior years:
net (favorable) unfavorable development	(1.4)	(2.8)	(1.6)
Consolidated claim ratio	43.1%	44.7%	44.0%

The consolidated claim ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments in 2018, 2017, and 2016 which on average decreased the consolidated claim ratio by 1.9%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Workers' Compen-sation	Commercial Automobile (mostly trucking)	General Liability	Financial Indemnity	Inland Marine and Property	Other
Years Ended
December 31:
2016	73.0%	76.1%	79.4%	77.5%	45.5%	60.9%	62.2%
2017	71.8	75.5	76.8	73.1	62.1	59.3	59.0
2018	72.2%	70.7%	79.3%	68.9%	73.8%	62.8%	60.1%

The general insurance claim ratios have been on a fairly consistent downtrend during the past five years. The improvement has arisen from slightly lower estimates of current accident years' claim provisions, and by the lessening impacts from developments of prior years' reserve estimates as more fully described in the Executive Summary of the Management Analysis of Financial Position and Results of Operations.

Unfavorable asbestosis and environmental ("A&E") claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year paid loss survival ratios stood at 4.3 years (gross) and 5.0 years (net of reinsurance) as of December 31, 2018 and 4.6 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2017. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .2% of general insurance group net incurred losses for the five years ended December 31, 2018.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2018 and 2017 is as follows:

December 31:	2018		2017
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$86.7	$75.8	$89.6	$76.7
Loss and loss expenses incurred	(1.1)	(12.2)	18.3	13.5
Claims and claim adjustment expenses paid	10.1	7.8	21.2	14.4
Reserves at end of year	75.4	55.6	86.7	75.8

Environmental:
Reserves at beginning of year	30.6	20.6	31.6	20.4
Loss and loss expenses incurred	4.0	1.3	3.2	2.7
Claims and claim adjustment expenses paid	4.3	3.1	4.1	2.4
Reserves at end of year	30.3	18.8	30.6	20.6
Total asbestos and environmental reserves	$105.8	$74.4	$117.4	$96.4

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. 2018's claim costs trended higher as favorable development of prior years’ claim reserve estimates edged down as more fully described in the Executive Summary of the Management Analysis of Financial Position and Results of Operations.

The ratios of RFIG Run-off - mortgage guaranty incurred claim costs to earned premiums reflect favorable developments of prior years' claim reserves as further discussed in the Executive Summary of the Management Analysis of Financial Position and Results of Operations. MI claim costs for 2017 rose most significantly, however, due to an additional claim provision of $23.0 which added 20.9 percentage points to the claim ratio for the year.

The much more favorable RFIG Run-off - CCI claim ratio for 2018 reflects the absence of the litigation-induced claim costs and favorable development of previously established claim reserves. The 2017 year-over-year claim ratio comparison was most significantly affected by the additional $107.0 claim and related expense provisions related to the final settlement and probable dispositions of all known litigated and other claim costs.

Certain mortgage guaranty average claim-related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2016	$45,478	$48,158	10.53%	25.78%	$1.4
2017	47,267	51,446	10.52	23.31	13.1
2018	$47,055	$54,809	9.38%	16.94%	$4.4
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2016	9.1%	11.8%	8.7%	10.7%	6.1%	8.3%	12.7%	12.8%	23.5%	8.6%
2017	11.4	15.6	8.3	10.1	6.0	8.1	12.0	11.5	19.6	8.4
2018	10.0%	9.8%	7.7%	8.7%	5.8%	9.5%	11.4%	10.5%	14.3%	7.9%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	OH	PA	MD	NJ	NY
As of December 31:
2016	20.3%	33.7%	19.6%	23.6%	29.1%	14.1%	28.1%	35.8%	61.0%	53.3%
2017	20.3	34.2	17.8	21.5	26.4	15.0	25.3	24.8	50.3	44.2
2018	14.5%	23.5%	14.5%	19.1%	13.0%	12.4%	21.0%	16.0%	39.7%	32.3%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2016	9.8%	13.4%	9.1%	11.3%	9.3%	8.5%	13.5%	13.5%	25.6%	8.7%
2017	12.1	16.9	8.8	10.6	9.2	8.4	12.8	12.0	21.1	8.6
2018	10.4%	10.6%	8.1%	9.2%	6.8%	9.7%	12.0%	10.7%	15.3%	7.9%
__________

(b)	As determined by risk in force as of December 31, 2018, these 10 states represent approximately 52.9%, 57.8%, and 52.8%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claim-related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2016	$11.7	74.0%	$50.0	315.9%	2.0%	$10.1
2017	304.2	N/M	134.5	N/M	2.6	5.7
2018	$31.6	N/M	$(2.2)	N/M	1.7%	$.4
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

On a consolidated basis, which includes all coverages provided by the Company, the cumulative development on prior year loss reserves over the past ten years through December 31, 2018 has ranged from 7.0% unfavorable in 2010 to 6.3% favorable in 2014 and averaged 2.0% favorable for the ten years. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic's existing business mix, current aggregate loss reserve levels, and loss development patterns suggests a reasonable likelihood that 2018 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company's insurance segments is discussed above. Old Republic has generally experienced favorable overall loss developments for the latest ten-year period. While General Insurance has experienced unfavorable developments of previously established reserves during four of the last five years, the current analysis of loss development factors and economic conditions influencing the Company's insurance coverages point to a position of reserve adequacy. In management's opinion, the other segments' loss reserve development patterns (most notably those associated with title and mortgage insurance) show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2018.

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

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements the Company is generally reimbursed for claim costs exceeding contractually agreed-upon levels. During the three year period ended December 31, 2018, the Company's net retentions have risen gradually within the general insurance segment; however, such changes have not had a material impact on the Company's consolidated financial statements.

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

The Company does not anticipate any significant changes in its reinsurance programs during 2019.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2016	24.8%	87.9%	12.2%	50.6%
2017	25.5	90.0	16.6	52.0
2018	25.0%	90.0%	21.5%	51.6%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three largest operating segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The General Insurance expense ratio has remained aligned with earned premiums trends while the 2017 ratio was impacted by charges for estimated employee incentive awards. The Title Insurance expense ratio for the periods reported upon remained aligned with revenues from premiums and fees. Finally, the trends in the RFIG Run-off operating expense ratio are primarily reflective of the continuing decline in net premiums inherent in this run-off operation.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2016	97.8%	91.7%	72.6%	94.6%
2017	97.3	90.9	177.5	96.7
2018	97.2%	92.1%	60.9%	94.7%

Expenses: Income Taxes

The effective consolidated income tax rates were 15.4%, 22.7%, and 31.9% in 2018, 2017, and 2016, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income, judgments about the recoverability of deferred tax assets, and changes in the federal corporate tax rate.

The Tax Cuts and Jobs Act ("TCJA") was enacted into law on December 22, 2017, thereby requiring that various accounting adjustments be reflected in the consolidated financial statements at year end 2017. The TCJA, among its many elements, lowered the federal corporate tax rate to 21.0% from 35.0%. Accordingly, the Company revalued its deferred tax items in 2017 to reflect the lower tax rate, resulting in a $63.1 income tax credit reflected in the consolidated statements of income.

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

The General Insurance, Title Insurance and Corporate and Other Segments and the RFIG Run-off business maintain customer information and rely upon technology platforms to conduct business. As a result, each of those businesses and the Company are subject to cyber risk. Many of the Company's operating subsidiaries, maintain separate IT systems which reduces the enterprise-wide risks of potential cybersecurity incidents. However, given the potential magnitude of a significant breach, the Company continually evaluates on an enterprise-wide basis its IT hardware, security infrastructure and business practices to respond to these risks and to detect and remediate in a timely manner significant cybersecurity incidents or business process interruptions.

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2018:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$9,217.4	100	basis point rate increase	$8,844.1
		200	basis point rate increase	8,470.8
		100	basis point rate decrease	9,590.7
		200	basis point rate decrease	$9,964.0

Equity Price Risk:
Equity Securities	$3,380.9	10%	increase in the S&P 500	$3,664.9
		20%	increase in the S&P 500	3,948.9
		10%	decline in the S&P 500	3,096.9
		20%	decline in the S&P 500	$2,812.9

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Page No.
Consolidated Balance Sheets	61
Consolidated Statements of Income	62
Consolidated Statements of Comprehensive Income	63
Consolidated Statements of Preferred Stock and Common Shareholders' Equity	64
Consolidated Statements of Cash Flows	65
Notes to Consolidated Financial Statements	66 - 94
Report of Independent Registered Public Accounting Firm	95 - 96

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2018	2017
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,285.0 and $8,162.2)	$8,182.8	$8,282.3
Short-term investments (at fair value which approximates cost)	354.9	670.1
Total	8,537.8	8,952.4
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $1,034.5 and $1,069.2)	1,044.8	1,067.4
Equity securities (at fair value) (cost: $3,039.1 and $2,629.9)	3,380.9	3,265.5
Other investments	31.0	32.5
Total investments	12,994.6	13,318.0

Other Assets:
Cash	100.3	125.9
Securities and indebtedness of related parties	28.4	12.8
Accrued investment income	92.4	92.4
Accounts and notes receivable	1,499.4	1,469.7
Federal income tax recoverable: Current	16.8	—
Prepaid federal income taxes	129.8	114.3
Reinsurance balances and funds held	166.2	141.6
Reinsurance recoverable: Paid losses	55.9	60.5
Policy and claim reserves	3,428.6	3,311.3
Deferred policy acquisition costs	316.3	297.8
Sundry assets	497.8	458.8
Total Other Assets	6,332.4	6,085.5
Total Assets	$19,327.1	$19,403.5

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,471.2	$9,237.6
Unearned premiums	2,104.9	1,971.5
Other policyholders' benefits and funds	198.6	204.7
Total policy liabilities and accruals	11,774.8	11,413.9
Commissions, expenses, fees, and taxes	525.4	547.7
Reinsurance balances and funds	600.4	566.9
Federal income tax payable: Current	—	6.5
Deferred	10.3	100.5
Debt	981.4	1,448.7
Sundry liabilities	288.3	585.8
Commitments and contingent liabilities
Total Liabilities	14,180.8	14,670.2

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	302.7	269.2
Additional paid-in capital	1,277.6	815.2
Retained earnings	3,849.8	3,206.9
Accumulated other comprehensive income (loss)	(210.0)	474.2
Unallocated ESSOP shares (at cost)	(73.9)	(32.4)
Total Common Shareholders' Equity	5,146.2	4,733.3
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$19,327.1	$19,403.5
________

(1)
At December 31, 2018 and 2017, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 302,714,502 and 269,238,727 were issued as of December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Net premiums earned	$5,253.4	$5,080.2	$4,868.9
Title, escrow, and other fees	450.5	459.5	464.2
Total premiums and fees	5,703.9	5,539.7	5,333.2
Net investment income	431.8	409.4	387.0
Other income	121.6	102.2	107.3
Total operating revenues	6,257.4	6,051.5	5,827.6
Investment gains (losses):
Realized from actual transactions	58.2	211.6	77.8
Unrealized from changes in fair value of equity securities	(293.8)	—	—
Realized from impairments	—	—	(4.9)
Total realized and unrealized investment gains (losses)	(235.6)	211.6	72.8
Total revenues	6,021.8	6,263.1	5,900.5

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	2,440.9	2,459.2	2,329.8
Dividends to policyholders	19.8	19.5	18.1
Underwriting, acquisition, and other expenses	3,080.6	2,995.7	2,816.3
Interest and other charges	42.2	63.0	50.2
Total expenses	5,583.7	5,537.7	5,214.5
Income (loss) before income taxes (credits)	438.1	725.4	686.0

Income Taxes (Credits):
Current	114.1	132.6	190.1
Deferred	(46.5)	32.2	28.8
Total	67.5	164.8	219.0

Net Income (Loss)	$370.5	$560.5	$466.9

Net Income (Loss) Per Share:
Basic	$1.26	$2.14	$1.80
Diluted	$1.24	$1.92	$1.62

Average shares outstanding: Basic	294,248,871	262,114,533	259,429,298
Diluted	301,016,076	299,387,373	296,379,251

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2018	2017	2016
Net Income (Loss) As Reported	$370.5	$560.5	$466.9

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) before reclassifications, not
included in the statements of income	(226.4)	325.0	522.3
Amounts reclassified as realized investment (gains)
losses in the statements of income	3.1	(211.6)	(72.8)
Pretax unrealized gains (losses) on securities	(223.2)	113.4	449.4
Deferred income taxes (credits)	(46.9)	39.5	157.2
Net unrealized gains (losses) on securities, net of tax	(176.3)	73.9	292.1
Defined benefit pension plans:
Net pension adjustment before reclassifications	3.6	(28.2)	(1.3)
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	3.2	.5	.6
Net adjustment related to defined benefit
pension plans	6.9	(27.7)	(.7)
Deferred income taxes (credits)	1.4	(9.7)	(.2)
Net adjustment related to defined benefit pension
plans, net of tax	5.4	(18.0)	(.4)
Foreign currency translation and other adjustments	(11.1)	9.5	2.6
Net adjustments	(182.0)	65.4	294.4
Comprehensive Income (Loss)	$188.5	$626.0	$761.4

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions)

	Years Ended December 31,
	2018	2017	2016
Convertible Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$269.2	$262.7	$261.9
Dividend reinvestment plan	—	—	—
Net issuance of shares under stock based compensation plans	1.1	1.3	.6
Conversion of senior debentures	32.2	5.1	—
Balance, end of year	$302.7	$269.2	$262.7

Additional Paid-in Capital:
Balance, beginning of year	$815.2	$713.8	$698.0
Dividend reinvestment plan	1.7	.8	.8
Net issuance of shares under stock based compensation plans	15.7	15.0	6.7
Conversion of senior debentures	438.1	73.8	—
Issuance of shares	—	—	1.2
Stock based compensation	4.1	4.1	.7
ESSOP shares released	2.6	7.3	6.2
Balance, end of year	$1,277.6	$815.2	$713.8

Retained Earnings:
Balance, beginning of year	$3,206.9	$3,199.6	$2,926.5
Reclassification - change in accounting principle	502.1	—	—
Balance, beginning of year, as adjusted	3,708.9	3,199.6	2,926.5
Net income (loss)	370.5	560.5	466.9
Dividends on common shares ($.78, $1.76 and $.75 per common share)	(229.6)	(468.0)	(193.8)
Reclassification of income tax effects of the Tax Cuts and Jobs Act	—	(85.1)	—
Balance, end of year	$3,849.8	$3,206.9	$3,199.6

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$474.2	$323.6	$29.2
Reclassification - change in accounting principle	(502.1)	—	—
Balance, beginning of year, as adjusted	(27.9)	323.6	29.2
Net unrealized gains (losses) on securities, net of tax	(176.3)	73.9	292.1
Net adjustment related to defined benefit pension plans,
net of tax	5.4	(18.0)	(.4)
Foreign currency translation and other adjustments	(11.1)	9.5	2.6
Reclassification of income tax effects of the Tax Cuts and Jobs Act	—	85.1	—
Balance, end of year	$(210.0)	$474.2	$323.6

Unallocated ESSOP Shares:
Balance, beginning of year	$(32.4)	$(39.2)	$(45.8)
ESSOP shares released	8.4	6.8	6.6
Purchase of unallocated ESSOP shares	(50.0)	—	—
Balance, end of year	$(73.9)	$(32.4)	$(39.2)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$370.5	$560.5	$466.9
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(18.4)	(23.3)	(18.3)
Premiums and other receivables	(29.3)	(79.3)	(59.2)
Unpaid claims and related items	148.4	(123.7)	31.4
Unearned premiums and other policyholders' liabilities	95.1	152.7	77.6
Income taxes	(69.5)	49.5	40.6
Prepaid federal income taxes	(15.5)	(31.8)	(19.1)
Reinsurance balances and funds	13.5	25.3	33.1
Realized investment (gains) losses from actual transactions	(58.2)	(211.6)	(72.8)
Unrealized investment (gains) losses from changes in fair value
of equity securities	293.8	—	—
Accounts payable, accrued expenses and other	30.0	134.5	157.0
Total	760.5	452.8	637.3

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	964.0	1,000.6	967.9
Sales	299.1	468.4	306.2
Sales of:
Equity securities	402.6	698.5	419.1
Other - net	19.4	30.0	56.6
Purchases of:
Fixed maturity securities:
Available for sale	(1,421.9)	(1,607.2)	(1,166.2)
Held to Maturity	—	(114.5)	(632.1)
Equity securities	(752.5)	(727.2)	(928.4)
Other - net	(51.6)	(54.3)	(47.5)
Purchase of a business	(13.1)	—	—
Net decrease (increase) in short-term investments	314.2	11.8	(12.1)
Other - net	.1	(.1)	—
Total	(239.5)	(293.9)	(1,036.4)

Cash flows from financing activities:
Issuance of debentures and notes	—	—	576.8
Issuance of common shares	13.1	17.8	8.4
Redemption of debentures and notes	(4.7)	(3.9)	(3.5)
Purchase of unallocated ESSOP shares	(50.0)	—	—
Dividends on common shares (including a special dividend declared
in December 2017 and paid in January 2018 of $269.2)	(498.8)	(198.8)	(193.8)
Other - net	(6.0)	6.4	(2.8)
Total	(546.5)	(178.5)	385.0

Increase (decrease) in cash:	(25.6)	(19.7)	(14.1)
Cash, beginning of year	125.9	145.7	159.8
Cash, end of year	$100.3	$125.9	$145.7

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$50.8	$62.5	$40.9
Income taxes	$137.2	$106.3	$178.6
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

(a) Accounting Principles - The Company's insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries operate their business in the context of such laws and regulation, and maintain their accounts in conformity with accounting practices prescribed or permitted by various states' insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices. The statutory accounting requirements vary from the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP") in the following major respects: (1) the costs of selling insurance policies are charged to operations immediately, while the related premiums are recognized as income over the terms of the policies; (2) investments in fixed maturity securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value; (3) changes in the fair value of equity securities are recorded directly in earned surplus and not through the income statement as required under GAAP effective January 1, 2018; (4) certain assets classified as "non-admitted assets" are excluded from the balance sheet through a direct charge to earned surplus; (5) changes in deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement; (6) mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus whereas, GAAP does not allow provisions for future catastrophic losses; (7) title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year's premiums written; (8) certain required formula-derived reserves for general insurance in particular are established for claim reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus; and (9) surplus notes are classified as surplus rather than a liability. In consolidating the statutory financial statements of its insurance subsidiaries, the Company has therefore made necessary adjustments to conform their accounts with GAAP. The following table reflects a summary of all such adjustments:

	Shareholders' Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2018	2017	2018	2017	2016
Statutory totals of insurance
company subsidiaries (a):
General	$3,847.3	$3,903.7	$290.5	$348.9	$270.3
Title	503.1	545.7	110.5	127.9	113.1
RFIG Run-off	88.0	86.6	44.9	50.5	100.9
Life & Accident	39.8	41.4	.9	1.8	2.3
Sub-total	4,478.2	4,577.4	446.8	529.1	486.6
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	715.8	283.4	8.8	(59.9)	(.9)
Unadjusted totals	5,194.0	4,860.8	455.6	469.2	485.7
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	194.8	177.6	17.2	11.7	2.0
Investment adjustment	(65.5)	124.3	(198.2)	—	—
Non-admitted assets	111.1	80.8	—	—	—
Deferred income taxes	(63.9)	(92.3)	38.7	34.7	(34.0)
Mortgage contingency reserves	433.1	395.9	—	—	—
Title insurance premium reserves	545.8	522.5	23.3	27.1	27.0
Loss reserves	(440.4)	(478.8)	38.3	40.5	(15.0)
Surplus notes	(744.5)	(839.5)	—	—	—
Sundry adjustments	(18.6)	(18.2)	(4.4)	(22.9)	1.2
Total adjustments	(48.2)	(127.6)	(85.0)	91.0	(19.0)
Consolidated GAAP totals	$5,146.2	$4,733.3	$370.5	$560.5	$466.9

(a)
The insurance laws of the respective states in which the Company’s insurance subsidiaries are incorporated prescribe minimum capital and surplus requirements for the lines of business they are licensed to write. For domestic property and casualty and life and accident insurance companies the National Association of Insurance Commissioners also prescribes risk-based capital ("RBC") requirements. The RBC is a measure of statutory capital in relationship to a formula-driven definition of risk relative to a company’s balance sheet and mix of business. The combined RBC ratio of our primary General insurance subsidiaries was 657% and 651% of the company action level RBC at December 31, 2018 and 2017, respectively. The minimum capital requirements for the Company’s Title Insurance subsidiaries are established by statute in the respective states of domicile. The minimum regulatory capital requirements are not significant in relationship to the recorded statutory capital of the Company’s Title and Life & Accident insurance subsidiaries. At December 31, 2018 and 2017 each of the Company’s General, Title, RFIG and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements. Refer to Note 1(s) - Regulatory Matters for a discussion regarding the RFIG Run-off group.

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

(d) Investments - The Company classifies its fixed maturity securities in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading.

Fixed maturity securities classified as "available for sale" are included at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity. Fixed maturity securities classified as "held to maturity" are carried at amortized cost. Equity securities are included at fair value and effective January 1, 2018, changes in such values are reflected as unrealized investment gains (losses) in the consolidated statements of income. Prior to that date, these changes were reflected directly in shareholders' equity. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from recognized independent pricing services.

The status and fair value changes of each of the fixed maturity (and prior to 2018, its equity security) investments are reviewed at least once per quarter during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Prior to 2018, absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period was considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments for the years ended December 31, 2018 and 2017 and a $4.9 OTTI adjustment for the year ended December 31, 2016.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cost and Fair Value of Fixed Maturity Securities by Type:
December 31, 2018:
Available for sale:
U.S. & Canadian Governments	$1,535.3	$5.7	$16.5	$1,524.4
Corporate	6,749.6	31.4	122.7	6,658.3
	$8,285.0	$37.1	$139.2	$8,182.8
Held to maturity:
Tax-exempt	$1,044.8	$3.5	$13.7	$1,034.5

December 31, 2017:
Available for sale:
U.S. & Canadian Governments	$1,554.3	$6.5	$8.7	$1,552.2
Corporate	6,607.8	140.8	18.6	6,730.0
	$8,162.2	$147.4	$27.3	$8,282.3
Held to maturity:
Tax-exempt	$1,067.4	$10.0	$8.3	$1,069.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at December 31, 2018:
Available for sale:
Due in one year or less	$650.4	$650.3
Due after one year through five years	4,643.4	4,604.3
Due after five years through ten years	2,921.7	2,856.3
Due after ten years	69.4	71.7
	$8,285.0	$8,182.8
Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	171.6	170.1
Due after five years through ten years	873.1	864.4
Due after ten years	—	—
	$1,044.8	$1,034.5

Bonds and other investments with a statutory carrying value of $855.2 as of December 31, 2018 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity fixed maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$616.7	$8.4	$487.1	$8.1	$1,103.9	$16.5
Corporate	3,440.8	77.9	1,096.4	44.7	4,537.3	122.7
	$4,057.6	$86.4	$1,583.6	$52.8	$5,641.2	$139.2

Number of available for sale
securities in unrealized
loss position		760		335		1,095

Held to maturity:
Tax-exempt	$271.9	$2.3	$407.7	$11.4	$679.7	$13.7

Number of available for sale
securities in unrealized
loss position		94		145		239

December 31, 2017:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$1,080.9	$8.6	$29.5	$—	$1,110.5	$8.7
Corporate	1,660.9	15.0	145.9	3.6	1,806.9	18.6
	$2,741.9	$23.6	$175.5	$3.7	$2,917.4	$27.3

Number of held to maturity
securities in unrealized
loss position		526		56		582

Held to maturity:
Tax-exempt	$321.9	$4.8	$134.7	$3.4	$456.6	$8.3

Number of available for sale
securities in unrealized
loss position		112		48		160

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold the securities, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally in consideration of its asset and liability maturity matching objectives.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018	$3,039.1	$517.3	$175.4	$3,380.9
December 31, 2017	$2,629.9	$658.8	$23.2	$3,265.5

At December 31, 2017, the Company held 9 equity securities that had been in an unrealized loss position for less than12 months. Effective January 1, 2018, the Company adopted a new accounting standard which requires the recognition of changes in fair value of equity securities in net income. The effect is shown in the accompanying consolidated financial statements. The cumulative-effect adjustment resulting from the adoption of the new standard was to reclassify $502.1 from accumulated other comprehensive income to retained earnings; total shareholders' equity remained unchanged. During 2018, the Company recognized pretax unrealized investment gains (losses) of $(293.8) emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at December 31, 2018 was $(244.8) for the year ended December 31, 2018.

Fair Value Measurements - Fair value is defined as the estimated price that is likely to be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. A fair value hierarchy is established that prioritizes the sources ("inputs") used to measure fair value into three broad levels: Level 1 inputs are based on quoted market prices in active markets; Level 2 observable inputs are based on corroboration with available market data; and Level 3 unobservable inputs are based on uncorroborated market data or a reporting entity's own assumptions. Following is a description of the valuation methodologies and general classification used for financial instruments measured at fair value.

The Company uses quoted values and other data provided by a nationally recognized independent pricing source as inputs into its quarterly process for determining fair values of fixed maturity and equity securities. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (ii) comparisons with other sources including the fair value estimates based on current market quotations, and with independent fair value estimates provided by the independent investment custodian. The independent pricing source obtains market quotations and actual transaction prices for securities that have quoted prices in active markets and uses their own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, quoted net asset value ("NAV") mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of December 31, 2018 and December 31, 2017.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2018:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$714.0	$810.3	$—	$1,524.4
Corporate	—	6,647.8	10.5	6,658.3
Short-term investments	354.9	—	—	354.9
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,034.5	—	1,034.5
Equity securities	$3,379.2	$—	$1.7	$3,380.9

As of December 31, 2017:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$761.4	$790.8	$—	$1,552.2
Corporate	—	6,719.5	10.5	6,730.0
Short-term investments	670.1	—	—	670.1
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,069.2	—	1,069.2
Equity securities	$3,264.4	$—	$1.1	$3,265.5

There were no transfers between Levels 1, 2 or 3 during 2018 or 2017.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date.

Investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Effective January 1, 2018, as above noted, unrealized gains and (losses) from changes in fair value of equity securities are recorded as investment gains (losses) in the income statement. Unrealized investment gains (losses) on fixed maturity securities, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At December 31, 2018, the Company and its subsidiaries had no non-income producing fixed maturity or equity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2018	2017	2016
Investment income from:
Fixed maturity securities	$299.2	$293.2	$296.6
Equity securities	124.0	110.9	88.2
Short-term investments	9.8	5.4	2.1
Other sources	4.9	4.5	3.9
Gross investment income	438.1	414.1	390.9
Investment expenses (a)	6.2	4.6	3.8
Net investment income	$431.8	$409.4	$387.0

Investment gains (losses):
From actual transactions:
Fixed maturity securities:
Gains	$2.4	$22.1	$15.3
Losses	(7.2)	(5.4)	(7.5)
Net	(4.8)	16.6	7.8
Equity securities:
Gains	71.9	217.8	95.1
Losses	(10.4)	(23.0)	(25.4)
Net	61.4	194.7	69.7
Other long-term investments, net	1.6	.1	.2
Total from actual transactions	58.2	211.6	77.8
From unrealized changes in fair value of equity securities	(293.8)	—	—
From impairments	—	—	(4.9)
Total realized and unrealized investment gains (losses)	(235.6)	211.6	72.8
Current and deferred income taxes (credits)(b)(c)	(49.6)	(30.8)	25.5
Post tax realized and unrealized investment gains (losses)	$(185.9)	$242.4	$47.3

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity on:
Fixed maturity securities	$(221.9)	$(31.2)	$119.4
Less: Deferred income taxes (credits)	(46.6)	(10.7)	41.9
	(175.2)	(20.5)	77.5

Equity securities & other long-term investments	(1.3)	144.7	330.0
Less: Deferred income taxes (credits)	(.2)	50.2	115.3
	(1.0)	94.4	214.6
Net changes in unrealized investment gains (losses)	$(176.3)	$73.9	$292.1
__________

(a)	Investment expenses largely consist of personnel costs and investment management and custody service fees.

(b)	Reflects primarily the combination of fully taxable investment gains or losses and judgments about the recoverability of deferred tax assets.

(c)
Includes $104.9, for 2017, of deferred income tax credits to adjust to the new 21% tax rate of 2018 pertaining to unrealized gains (losses) as of December 31, 2017. Deferred income taxes on unrealized gains (losses) would normally be a part of the statement of comprehensive income rather than the income statement.

In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments which will be effective in 2020. The guidance will require immediate recognition of expected credit losses for certain financial instruments including (1) reinsurance recoverables, (2) held to maturity securities and (3) accounts and notes receivable. Additionally, the guidance modified the impairment model for available for sale fixed maturity securities. The Company is currently evaluating the guidance to determine the potential impact of its adoption on the Company's consolidated financial statements.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 26% of 2018, 27% of 2017 and 28% of 2016 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The Company recognized total contract revenue from customers of $166.8, $155.1 and $151.4 during 2018, 2017 and 2016, respectively. Of these amounts, approximately $105.4 (63.2%), $97.1 (62.6%) and $92.7 (61.2%) were generated from claims handling and related ancillary services (i.e. risk control services) provided to customers within the Company’s General Insurance segment. Claims handling revenues are recognized on a straight-line basis over the contract period (generally one year) which is commensurate with the entity’s efforts relative to claims adjudication. The related ancillary services revenues are recognized as services are provided and invoiced to the customer. Additionally, revenues from contracts with customers generated from the Company’s Title Insurance segment, consisting primarily of valuation and default title services, and software licensing arrangements totaled $55.8 (33.5%), $52.5 (33.9%) and $53.0 (35.0%) for the years ended December 31, 2018, 2017 and 2016, respectively. Such revenues are generally recognized at a point in time upon completion and invoicing of the services, or in the case of software maintenance agreements, on a straight-line basis over the life of the contract (generally one year).

(f) Deferred Policy Acquisition Costs - Various insurance subsidiaries of the Company defer direct costs related to the successful production of business. Deferred costs consist principally of commissions, premium taxes and policy issuance expenses.

With respect to most coverages, deferred acquisition costs are amortized on the same basis as the related premiums are earned or, alternatively, over the periods during which premiums will be paid. To the extent that future revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings.

The following table shows a reconciliation of deferred acquisition costs between succeeding balance sheet dates.

Years Ended December 31:	2018	2017	2016
Deferred, beginning of year	$297.8	$274.0	$255.4
Acquisition costs deferred:
Commissions - net of reinsurance	332.2	308.7	253.0
Premium taxes	123.5	117.1	107.8
Salaries and other underwriting expenses	52.3	51.9	51.4
Sub-total	508.1	477.8	412.3
Amortization charged to income	(489.6)	(454.0)	(393.7)
Change for the year	18.5	23.7	18.6
Deferred, end of year	$316.3	$297.8	$274.0

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2018 and 2017, unearned premiums consisted of the following:

As of December 31:	2018	2017
General Insurance Group	$2,101.8	$1,966.4
RFIG Run-off Business	3.0	5.1
Total	$2,104.9	$1,971.5

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

General Insurance reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Long-term disability or pension type workers' compensation reserves are discounted to present value based on interest rates ranging from 3.5% to 4.0%. The amount of discount reflected in the year-end net reserves totaled $216.5, $240.7, and $231.9 as of December 31, 2018, 2017, and 2016, respectively. Interest accretion of $49.0, $20.4 and $24.2 for the years ended December 31, 2018, 2017, and 2016, respectively, was recognized as unfavorable development of prior year reserves within benefits, claims and settlement expenses in the consolidated statements of income. Losses and claims incurred but not reported ("IBNR"), as well as expenses required to settle losses and claims are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. As applicable, estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves. Overall claim and claim expense reserves incorporate amounts covering net estimates of unusual claims such as those emanating from asbestosis and environmental ("A&E") exposures as discussed below. Such reserves can affect claim costs and related claim ratios for such insurance coverages as general liability, commercial automobile (truck), workers' compensation, and property.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims generally involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2018, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2018 and 2017, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $105.8 and $117.4 gross, respectively, and $74.4 and $96.4 net of reinsurance, respectively. Old Republic's average five year paid loss survival ratios stood at 4.3 years (gross) and 5.0 years (net of reinsurance) as of December 31, 2018 and 4.6 years (gross) and 6.3 years (net of reinsurance) as of December 31, 2017. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

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

	2018	2017	2016
Estimated reduction in beginning reserve	$19.0	$29.6	$47.5
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	.9	6.2	8.3
Prior year	(12.3)	(3.7)	(24.8)
Sub-total	(11.4)	2.5	(16.5)
Estimated rescission reduction in paid claims	(4.4)	(13.1)	(1.4)
Estimated reduction in ending reserve	$3.2	$19.0	$29.6

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

Years Ended December 31:	2018	2017	2016
Gross reserves at beginning of year	$9,237.6	$9,206.0	$9,120.1
Less: reinsurance losses recoverable	2,921.1	2,766.1	2,732.5
Net reserves at beginning of year:
General Insurance	5,471.5	5,249.9	5,053.1
Title Insurance	559.7	602.0	580.8
RFIG Run-off	271.7	574.0	736.7
Other	13.5	13.8	16.9
Sub-total	6,316.4	6,439.8	6,387.6
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,346.2	2,192.1	2,115.1
Title Insurance	96.1	95.2	107.7
RFIG Run-off (a)	56.2	297.1	171.3
Other	22.1	20.4	21.7
Sub-total	2,520.7	2,604.9	2,416.0
Change in provision for insured events of prior years:
General Insurance	(.2)	22.7	9.9
Title Insurance	(47.7)	(74.3)	(23.4)
RFIG Run-off (a)	(26.2)	(99.2)	(68.7)
Other	(3.5)	(2.9)	(3.8)
Sub-total	(77.8)	(153.8)	(86.1)
Total incurred claims and claim adjustment expenses (a)	2,442.9	2,451.0	2,329.9
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	813.2	765.8	723.5
Title Insurance	9.1	5.0	4.4
RFIG Run-off (b)	3.7	329.4	14.5
Other	16.0	13.9	14.8
Sub-total	842.2	1,114.3	757.4
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,238.1	1,227.3	1,204.5
Title Insurance	65.4	58.2	58.6
RFIG Run-off (b)	143.3	170.6	250.8
Other	5.2	3.9	6.1
Sub-total	1,452.2	1,460.1	1,520.2
Total payments (b)	2,294.5	2,574.4	2,277.6
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable:
General Insurance	5,766.1	5,471.5	5,249.9
Title Insurance	533.4	559.7	602.0
RFIG Run-off	154.5	271.7	574.0
Other	10.8	13.5	13.8
Sub-total	6,464.9	6,316.4	6,439.8
Reinsurance losses recoverable	3,006.3	2,921.1	2,766.1
Gross reserves at end of year	$9,471.2	$9,237.6	$9,206.0
__________

Excluding the reclassification of CCI from the General Insurance to the RFIG Run-off Business segment, certain elements shown in the preceding table would have been as follows:

	2018	2017	2016
Change in provision for incurred events of prior years:
General Insurance	$(6.4)	$(34.5)	$2.5
RFIG Run-off (a)	(20.1)	(42.0)	(61.3)

Payment of claim and claim adjustment expenses attributable to incurred events of the current and prior years:
General Insurance	2,083.0	2,297.5	1,939.9
RFIG Run-off (b)	$115.4	$195.8	$253.6

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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $.9, $6.2 and $8.3, respectively, for 2018, 2017 and 2016. The provision for insured events of prior years in 2018, 2017 and 2016 was increased by estimated coverage rescissions and claims denials of $12.3, $3.7 and $24.8, respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.
The 2017 RFIG Run-off provision for insured events of the current year is inclusive of the claim expense provisions applicable to final settlements and probable dispositions of all known litigated and other claim costs as described further elsewhere in this report.

(b)	Rescissions reduced the Company's paid losses by an estimated $4.4, $13.1, and $1.4 for 2018, 2017, and 2016, respectively.

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments of 1.2%, 2.4%, and 1.3% for 2018, 2017 and 2016, respectively, with average favorable annual developments of 1.7%. The Company believes that the factors most responsible, in varying and continually changing degrees, for favorable or unfavorable reserve developments include, as to many general insurance coverages, the effect of reserve discounts applicable to workers' compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above. In 2018, 2017, and 2016, the Company experienced unfavorable developments of previously established reserves concentrated in its largest insurance coverages. Title claim costs were lower in the face of declining claims activity since the Great Recession years. As to mortgage guaranty and the CCI coverage, changes in favorable or unfavorable reserve development result from differences in originally estimated salvage and subrogation recoveries, sales and prices of homes that can impact claim costs upon the disposition of foreclosed properties, changes in regional or local economic conditions and employment levels, the number of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported.

The following represents the Company's incurred and paid loss development tables for the major types of insurance coverages as of December 31, 2018. The information about incurred and paid claims development for the years ended December 31, 2009 to 2017 is presented as supplementary information.

Workers' Compensation

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2018
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$520.7	$516.9	$534.7	$544.4	$542.9	$559.8	$564.6	$563.8	$562.3	$566.8	$23.8	55,944
2010		485.1	480.0	521.5	545.3	569.1	563.1	564.0	563.5	563.2	22.9	57,758
2011			558.6	567.3	595.3	622.5	643.0	641.7	649.3	634.9	52.2	53,313
2012				629.3	647.2	670.6	678.1	676.4	671.1	660.5	83.8	49,888
2013					700.9	705.3	716.9	722.7	726.3	717.2	114.8	48,983
2014						780.9	792.8	786.4	784.9	777.0	181.3	54,088
2015							794.3	792.6	787.3	785.5	239.6	55,074
2016								756.1	752.9	745.7	280.7	52,149
2017									727.0	713.9	298.7	51,041
2018										698.6	413.9	40,872
									Total	$6,863.8	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$113.8	$263.6	$351.4	$404.2	$440.2	$469.4	$468.1	$478.8	$487.7	$494.5
2010		118.9	279.8	370.1	427.9	464.0	466.5	482.8	496.1	507.2
2011			112.6	266.7	361.4	424.0	469.8	503.4	526.4	539.7
2012				113.1	265.8	361.8	426.7	469.5	496.6	518.4
2013					107.6	274.3	381.2	449.8	501.9	526.8
2014						116.9	293.7	397.1	466.0	499.5
2015							109.0	274.9	379.3	435.1
2016								102.5	253.5	334.4
2017									99.6	244.6
2018										94.8
									Total	$4,195.5	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$6,863.8
Less: net paid claims and allocated claim adjustment expenses (B)										4,195.5
Sub-total										2,668.3
All outstanding liabilities before 2009, net of reinsurance										638.2
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$3,306.5

General Liability

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2018
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$88.6	$87.9	$88.2	$83.1	$89.7	$107.6	$107.4	$105.3	$102.5	$103.3	$4.6	6,138
2010		68.4	67.8	66.6	64.7	70.4	69.6	68.6	68.6	67.9	4.6	5,372
2011			72.5	71.5	72.9	80.0	95.8	96.0	94.6	94.4	8.8	4,726
2012				95.0	91.2	89.2	100.9	107.2	109.6	108.2	11.6	5,265
2013					95.7	96.7	96.5	107.8	106.7	106.0	13.0	5,506
2014						107.0	110.4	109.3	111.0	117.0	22.7	5,962
2015							96.0	96.3	99.2	102.3	26.9	5,477
2016								92.4	96.7	98.8	39.8	83,134
2017									111.2	121.4	50.4	460,485
2018										120.5	72.0	379,861
										$1,040.4	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available. The increases beginning in 2016 are due to the addition of a national account with higher frequency yet lower severity than the existing book of business.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$2.4	$7.8	$25.5	$37.0	$50.3	$67.8	$77.1	$85.3	$87.9	$92.8
2010		3.9	10.8	20.8	31.1	44.3	52.1	55.5	56.4	59.6
2011			2.5	12.1	26.0	43.6	58.6	68.9	75.3	80.7
2012				5.5	18.8	36.0	50.8	67.4	75.8	86.4
2013					4.0	13.6	34.3	58.4	76.1	85.1
2014						5.8	15.8	31.9	52.8	73.5
2015							6.3	16.0	29.5	47.4
2016								7.1	18.5	34.8
2017									5.7	25.9
2018										6.9
										$593.5	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$1,040.4
Less: net paid claims and allocated claim adjustment expenses (B)										593.5
Sub-total										446.9
All outstanding liabilities before 2009, net of reinsurance										109.2
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$556.1

Commercial Automobile

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2018
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$538.0	$491.0	$459.2	$437.9	$434.1	$424.9	$407.0	$402.7	$401.5	$399.1	$1.5	79,213
2010		578.8	531.6	506.7	500.1	496.6	494.9	479.9	473.7	473.5	4.6	92,188
2011			584.2	575.5	551.4	543.8	549.9	549.0	539.3	537.2	5.8	96,782
2012				617.0	605.1	579.6	575.0	573.1	559.5	558.9	8.5	98,034
2013					654.6	649.8	668.5	669.6	660.2	646.8	13.6	96,979
2014						678.9	689.2	691.7	688.7	689.3	16.8	103,175
2015							712.4	710.5	729.9	721.6	29.2	104,704
2016								755.9	769.0	786.1	42.8	109,950
2017									788.7	819.1	21.4	115,579
2018										883.2	11.0	114,157
										$6,515.3	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$177.8	$269.2	$325.1	$358.6	$377.0	$386.8	$394.0	$396.6	$397.1	$397.3
2010		200.0	305.8	372.7	423.8	449.4	460.0	465.7	466.6	467.6
2011			223.1	352.7	436.2	483.2	511.6	523.0	525.0	526.6
2012				229.0	351.4	442.9	498.6	525.9	540.0	544.8
2013					248.3	398.1	511.1	578.1	612.0	623.3
2014						267.4	430.5	536.9	606.1	641.0
2015							265.1	438.9	542.0	626.4
2016								290.2	469.7	585.2
2017									307.9	512.0
2018										330.0
										$5,254.8	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$6,515.3
Less: net paid claims and allocated claim adjustment expenses (B)										5,254.8
Sub-total										1,260.4
All outstanding liabilities before 2009, net of reinsurance										4.5
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$1,264.9

The following represents a reconciliation of the incurred and paid loss development tables to total claim and loss adjustment expense reserves as reported in the consolidated balance sheet.

	December 31,
	2018	2017

Net claim and allocated loss adjustment expense reserves:
Workers' compensation (a)	$3,090.0	$2,993.9
General liability	556.1	565.4
Commercial automobile	1,264.9	1,151.8
Three above coverages combined	4,911.1	4,711.2
Other short-duration insurance coverages	624.5	561.4
Subtotal	5,535.6	5,272.6

Reinsurance recoverable on claim reserves:
Workers' compensation	1,774.3	1,758.2
General liability	561.5	507.2
Commercial automobile	410.2	372.9
Three above coverages combined	2,746.2	2,638.4
Other short-duration insurance coverages	246.1	249.4
Subtotal	2,992.3	2,887.8

Insurance coverages other than short-duration	660.5	764.8
Unallocated loss adjustment expense reserves	282.6	312.2
	943.2	1,077.1
Gross claim and loss adjustment expense reserves	$9,471.2	$9,237.6
__________

(a)	The amount of discount reflected in the year-end net reserves totaled $216.5 and $240.7 as of December 31, 2018 and 2017, respectively.

The table below is supplementary information and presents the historical average annual percentage payout of incurred claims by age, net of reinsurance.

	Supplementary Information (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10

Workers' compensation	16.1%	23.3%	14.2%	9.3%	6.3%	3.7%	2.4%	2.1%	1.8%	1.2%
General liability	4.9%	10.3%	15.7%	16.7%	16.3%	11.1%	7.6%	5.0%	3.5%	4.8%
Commercial automobile	39.5%	23.3%	15.2%	10.0%	5.1%	2.2%	1.1%	.4%	.2%	—%

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

(j) Income Taxes - The Company and most of its subsidiaries file a consolidated tax return and provide for income taxes payable currently. Deferred income taxes included in the accompanying consolidated financial statements will not necessarily become payable or recoverable in the future. The Company uses the asset and liability method of calculating deferred income taxes. This method results in the establishment of deferred tax assets and liabilities, calculated at currently enacted tax rates that are applied to the cumulative temporary differences between the financial statement and tax bases of assets and liabilities.

The Tax Cuts and Jobs Act ("TCJA") was enacted into law on December 22, 2017, thereby requiring that various accounting adjustments be reflected in the consolidated financial statements at year-end 2017. The TCJA, among its many elements, lowered the nominal federal corporate tax rate to 21.0% from 35.0%. Accordingly, the Company revalued its deferred tax items in 2017 to reflect the lower tax rate, resulting in a $63.1 income tax credit reflected in the consolidated statements of income.

The Internal Revenue Service ("IRS") requires the Company's insurance subsidiaries to discount loss reserves using either company specific payment patterns, or industry average tables published by the IRS. The Company has previously elected to follow the IRS industry average tables. The TCJA requires the IRS to publish tables linking the interest rates used to discount loss reserves to the corporate bond yield curve as opposed to the Federal mid-term rates used under the old law. In December of 2018, the IRS published the updated tables. Accordingly, the Company recorded an adjustment based on the application of the new IRS published discount rates to ending December 31, 2017 loss reserves which resulted in an increase to deferred tax assets of approximately $36.5 and a corresponding increase to deferred tax liabilities. The deferred tax liability is being amortized into taxable income over 8 years, with no impact to the Company's effective tax rate.
Furthermore, the Company elected to early adopt income tax accounting guidance issued by the FASB in February 2018, which allows for the reclassification of the income tax effects of TCJA on items within accumulated other comprehensive income to retained earnings. The reclassification adjustment, which consisted of the revaluation of net deferred taxes on net unrealized gains (losses) on securities and pension adjustments, resulted in an increase to accumulated other comprehensive income and a corresponding decrease to retained earnings of $85.1 as of December 31, 2017.

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

Years Ended December 31:	2018	2017	2016
Statutory tax rate (credit)	21.0%	35.0%	35.0%
Tax rate increases (decreases):
Tax-exempt interest	(.8)	(.8)	(.5)
Dividends received exclusion	(2.4)	(3.2)	(2.6)
Foreign income (loss) reattribution	(.1)	(.1)	(.1)
Impact of tax rate change on deferred tax inventory	—	(8.7)	—
Meals & entertainment	.5	.3	.3
Prior year adjustments	(2.4)	—	(.3)
Other items - net	(.4)	.2	.1
Effective tax rate (credit)	15.4%	22.7%	31.9%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2018	2017	2016
Deferred Tax Assets:
Losses, claims, and settlement expenses	$189.8	$159.2	$337.7
Pension and deferred compensation plans	47.8	49.1	71.5
Impairment losses on investments	—	.2	1.7
Net operating loss carryforward	15.8	17.9	33.3
AMT credit carryforward	9.0	9.6	9.6
Other temporary differences	18.0	18.2	33.6
Total deferred tax assets	280.8	254.5	487.5
Deferred Tax Liabilities:
Unearned premium reserves	33.4	30.5	48.5
Deferred policy acquisition costs	62.6	59.5	91.7
Mortgage guaranty insurers' contingency reserves	86.5	77.9	114.3
Amortization of fixed maturity securities	2.6	3.0	5.8
Net unrealized investment gains	57.4	164.2	232.6
Title plants and records	2.9	2.9	4.9
Tax reform transition adjustment on unpaid losses, claims and
settlement expenses	32.0	—	—
Other temporary differences	13.4	16.9	31.9
Total deferred tax liabilities	291.0	355.1	529.9
Net deferred tax assets (liabilities)	$(10.3)	$(100.5)	$(42.6)

At December 31, 2018, the Company had available net operating loss ("NOL") carryforwards of $75.6 which will expire in years 2022 through 2029, and a $9.0 alternative minimum tax ("AMT") credit carryforward which does not expire. The NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code and is available to reduce future years' taxable income by a maximum of $9.8 each year until expiration.

In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all gross deferred tax assets at year-end 2018 will more likely than not be fully realized.

Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. For 2018 tax purposes, the Company recognized a contingency reserve deduction of $41.0 and consequently, will acquire the necessary U.S. Treasury Tax and Loss Bonds in 2019.

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. Although the Company is not currently under audit by the IRS, 2015 and subsequent tax years remain open and are subject to examination.

(k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $27.6, $27.2 and $29.6 in 2018, 2017, and 2016, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(m) Goodwill and Intangible Assets - The following table presents the components of the Company's goodwill balance:

	General	Title	RFIG Run-off	Other	Total
January 1, 2017	$116.2	$44.3	$—	$.1	$160.7
Acquisitions	—	—	—	—	—
Impairments	—	—	—	—	—
December 31, 2017	116.2	44.3	—	.1	160.7
Acquisitions	—	13.2	—	—	13.2
Impairments	—	—	—	—	—
December 31, 2018	$116.2	$57.5	$—	$.1	$174.0

Goodwill resulting from business combinations is not amortizable against operations but must be tested annually for possible impairment of its continued value. Intangible assets with definitive lives are amortized against future operating results; whereas indefinite-lived intangibles are tested annually for impairment. Annual testing did not result in any impairment charges for the periods presented. Reporting units with goodwill balances had estimated fair values in excess of their carrying values.

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

Years Ended December 31:	2018	2017	2016
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$579.2	$537.5	$523.7
Increases (decreases) during the year attributable to:
Interest cost	20.8	22.5	23.2
Actuarial (gains) losses	(44.4)	42.0	12.5
Benefits paid	(25.4)	(22.8)	(21.9)
Net increase (decrease) for the year	(49.1)	41.6	13.7
Projected benefit obligation at end of year	$530.1	$579.2	$537.5

Years Ended December 31:	2018	2017	2016
Fair Value of Net Assets Available for Plan Benefits
Fair value of net assets available for plan benefits
At beginning of the year	$453.7	$427.1	$409.2
Increases (decreases) during the year attributable to:
Actual return on plan assets	(12.0)	44.5	39.9
Sponsor contributions	14.0	4.8	—
Benefits paid	(25.4)	(22.8)	(21.9)
Net increase (decrease) for year	(23.5)	26.6	17.9
Fair value of net assets available for plan benefits
At end of the year	$430.2	$453.7	$427.1

Funded Status	$(99.8)	$(125.4)	$(110.3)
Amounts recognized in accumulated other comprehensive income	$(137.1)	$(142.0)	$(117.0)

Funding of the plan is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuation, as well as the maintenance of certain funding levels relative to regulatory requirements. The Company expects to make cash contributions of $6.5 in calendar year 2019.

Net periodic pension expense (income) recognized during 2018, 2017 and 2016 was $(6.6), $(5.0), and $(2.9), respectively.

The projected benefit obligation and net periodic benefit cost for the Plan were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2018	2017	2018	2017	2016
Settlement discount rates	4.40%	3.70%	3.70%	4.30%	4.55%
Long-term rates of return on plans' assets	N/A	N/A	7.00%	7.25%	7.25%

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

			Investment Policy Asset Allocation % Range Target
As of December 31:	2018	2017
Equity securities:
Common shares of Company stock	13.5%	13.3%
Other	67.7	70.9
Sub-total	81.2	84.2	40% to 80%
Fixed maturity securities	15.6	12.5	15% to 60%
Other	3.2	3.3	1% to 10%
Total	100.0%	100.0%

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

The following tables present a summary of the Plan's assets segregated among the various input levels described in Note 1(d).

	Fair Value Measurements
As of December 31, 2018:	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$58.2	$—	$—	$58.2
Other	272.0	—	—	272.0
Sub-total	330.2	—	—	330.2
Fixed maturity securities	4.0	63.2	—	67.3
Other	8.4	—	3.9	12.3
Total at fair value	$342.7	$63.2	$3.9	409.9
Securities at net asset value				20.3
Total				$430.2

As of December 31, 2017:
Equity securities:
Common shares of Company stock	$60.4	$—	$—	$60.4
Other	306.6	—	—	306.6
Sub-total	367.1	—	—	367.1
Fixed maturity securities	4.0	52.5	—	56.6
Other	9.0	—	3.0	12.0
Total at fair value	$380.2	$52.5	$3.0	435.8
Securities at net asset value				17.9
Total				$453.7

Level 1 assets include U.S. Treasury notes, publicly traded common stocks, mutual funds and short-term investments. Level 2 assets generally include corporate and government agency bonds. Level 3 assets primarily consist of an immediate participation guaranteed fund.

The benefits expected to be paid as of December 31, 2018 for the next 10 years are as follows: 2019: $28.7; 2020: $29.9; 2021: $32.4; 2022 $31.9; 2023: $32.7 and for the five years after 2023: $168.4.

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2018	2017	2016
ESSOP	$12.9	$15.6	$12.8
Other profit sharing plans	20.7	17.8	12.2
Cash and deferred incentive compensation	$46.7	$68.5	$36.8

A majority of the Company's employees participate in the ESSOP. Company contributions are provided in the form of Old Republic common stock. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock; dividends on unallocated shares are used to pay debt service costs. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. During 2015, the ESSOP purchased 2,200,000 shares of Old Republic common stock for $34.0. The purchases were financed by a loan from the Company. During 2018, the ESSOP purchased 2,383,625 shares of Old Republic common stock for $50.0. The purchases were financed by loans to the ESSOP from participating subsidiaries. As of December 31, 2018, there were 15,522,110 Old Republic common shares owned by the ESSOP, of which 11,040,882 were allocated to employees' account balances. There are no repurchase obligations in existence. See Note 3(b).

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($1,701.0 and $1,502.6 at December 31, 2018 and 2017, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

Years Ended December 31:	2018	2017	2016
Numerator:
Net income (loss)	$370.5	$560.5	$466.9
Numerator for basic earnings per share -
income (loss) available to common stockholders	370.5	560.5	466.9
Adjustment for interest expense incurred on
assumed conversion of convertible notes	3.1	14.0	14.6
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversion of convertible notes	$373.6	$574.5	$481.5

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	294,248,871	262,114,533	259,429,298
Effect of dilutive securities - stock based compensation awards	1,398,329	1,589,286	1,260,094
Effect of dilutive securities - convertible notes	5,368,876	35,683,554	35,689,859
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	301,016,076	299,387,373	296,379,251
Earnings per share: Basic	$1.26	$2.14	$1.80
Diluted	$1.24	$1.92	$1.62

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	—	1,380,000	1,676,175
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

(r) Stock Based Compensation - As periodically amended, the Company has had a stock based compensation plan in effect for certain eligible key employees since 1978. Under the 2016 Incentive Compensation Plan (the "Plan"), 15.0 million shares became available for future awards. The maximum number of options available as of December 31, 2018 for future issuance under this amended plan was approximately 10.5 million shares.

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

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2018	2017	2016
Stock based compensation expense	$3.8	$3.5	$3.1
Income tax benefit	$.8	$1.2	$1.0

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

	2018	2017	2016
Expected volatility	.20	.22	.26
Expected dividends	4.03%	3.97%	4.32%
Expected term (in years)	7	7	7
Risk-free rate	2.81%	2.29%	1.77%

A summary of stock option activity under the plan as of December 31, 2018, 2017 and 2016, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,565,019	$15.76	8,243,025	$15.77	9,875,574	$16.60
Granted	1,539,500	20.98	1,403,500	19.98	1,230,050	18.14
Exercised	881,917	12.86	1,337,881	12.65	619,874	12.18
Forfeited and expired	59,035	16.54	1,743,625	21.60	2,242,725	21.71
Outstanding at end of year	7,163,567	17.24	6,565,019	15.76	8,243,025	15.77

Exercisable at end of year	4,556,350	$15.83	4,228,259	$14.42	6,095,111	$15.59

Weighted average fair value of
options granted during the year (a)	$2.71	per share	$2.81	per share	$2.77	per share
__________

(a) Based on the Black-Scholes option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2018 follows:

		Options Outstanding			Options Exercisable
			Weighted - Average			Weighted Average Exercise Price
Exercise Prices	Year(s) of Grant	Number Out- Standing	Remaining Contractual Life	Exercise Price	Number Exercisable
$10.48	2009	79,220	0.25	$10.48	79,220	$10.48
$12.08	2010	161,340	1.25	12.08	161,340	12.08
$12.33	2011	346,980	2.25	12.33	346,980	12.33
$10.80	2012	386,063	3.25	10.80	386,063	10.80
$12.57	2013	510,047	4.25	12.57	510,047	12.57
$16.06	2014	795,470	5.25	16.06	795,470	16.06
$15.26	2015	835,264	6.25	15.26	624,521	15.26
$18.14	2016	1,159,218	7.25	18.14	668,390	18.14
$19.98	2017	1,354,665	8.25	19.98	571,503	19.98
$20.98	2018	1,535,300	9.25	20.98	412,816	20.98
Total		7,163,567		$17.24	4,556,350	$15.83

As of December 31, 2018, there was $3.0 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2018	2017	2016
Cash received from stock option exercise	$11.3	$16.9	$7.5
Intrinsic value of stock options exercised	7.5	10.5	3.9
Actual tax benefit realized for tax deductions from stock options exercised	$1.5	$3.6	$1.3

At December 31, 2018, the Company had restricted common stock issued to certain employees which are expected to vest over a weighted average period of approximately 3 years. During the vesting period, restricted shares are nontransferable and subject to forfeiture. Compensation expense for the restricted stock award is recognized over the vesting period of the award and was immaterial for the years ended December 31, 2018, 2017 and 2016.

In March 2016, the FASB issued guidance intended to simplify certain aspects of accounting for share-based payment award transactions which became effective beginning in 2017. The Company's adoption of this guidance did not have a material impact on the consolidated financial statements.

(s) Regulatory Matters - The material increases in mortgage guaranty insurance claims and loss payments that began in 2007 gradually depleted RMIC's statutory capital base and forced it to discontinue writing new business in 2011. The insurance laws of 16 jurisdictions, including RMIC's and its sister company, Republic Mortgage Guaranty Insurance Corporation ("RMGIC’s") domiciliary state of North Carolina, require a mortgage insurer to maintain a minimum amount of statutory capital relative to risk in force (or a similar measure) in order to continue to write new business. The formulations currently allow for a maximum risk-to-capital ratio of 25 to 1, or alternatively stated, a “minimum policyholder position” (“MPP”) of one-twenty-fifth of the total risk in force. The failure to maintain the prescribed minimum capital level in a particular state generally requires a mortgage insurer to immediately stop writing new business until it reestablishes the required level of capital or receives a waiver of the requirement from a state's insurance regulatory authority. RMIC breached the minimum capital requirement during the third quarter of 2010. RMIC and its sister company RMGIC were placed under administrative supervision by the North Carolina Department of Insurance ("NCDOI") in 2012 and ultimately ordered to defer the payment of 40% of all settled claims as a deferred payment obligation ("DPO").

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

As of December 31, 2018, RFIG's mortgage insurance subsidiaries had total statutory capital, inclusive of a contingency reserve of $433.1, of $515.0, which was $395.5 above the required MPP of $119.5.

Note 2 - Debt - Consolidated debt of Old Republic and its subsidiaries is summarized below:

December 31:	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Senior Notes due 2018	$—	$—	$470.6	$652.2
4.875% Senior Notes due 2024	396.8	415.6	396.2	430.3
3.875% Senior Notes due 2026	545.7	523.3	545.1	553.9
ESSOP debt	—	—	4.2	4.2
Other miscellaneous debt	38.8	38.8	32.4	32.5
Total debt	$981.4	$977.9	$1,448.7	$1,673.2

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

In early March, 2011 the Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes with a maturity date of March 15, 2018. During 2017, $79.0 of the Notes were converted into 5,146,127 common shares and during the first quarter 2018, the Company's outstanding aggregate principal amount was converted into 32,229,787 shares of common stock.

Scheduled maturities of the above debt at the respective year ends are as follows: 2019: $8.5; 2020: $8.6; 2021: $21.6; 2022: $0; 2023 and after: $950.0. During 2018, 2017 and 2016, $47.2, $64.5 and $50.9, respectively, of interest expense on debt was charged to consolidated operations.

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

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 1(d) above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
December 31, 2018	$981.4	$977.9	$—	$939.0	$38.8
December 31, 2017	$1,448.7	$1,673.2	$—	$1,636.5	$36.7

Note 3 - Shareholders' Equity

(a) Preferred Stock - At December 31, 2018, there were 75,000,000 shares of preferred stock authorized. The Company has designated one series of preferred stock: 10,000,000 shares of Series A Junior Participating Preferred Stock (Series A). No shares have been issued or are outstanding. The Series A Stock, if and when issued, shall pay a dividend of the greater of $1.00 or 100 times (subject to adjustment) the aggregate per share amount (payable in kind) of all non-cash dividend or other distributions, other than a dividend payable in shares of common stock declared on the common stock of the Company. Each share of Series A stock shall have 100 votes on each matter submitted to a vote of the shareholders.

(b) Common Stock - At December 31, 2018, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

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

(c) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year-end 2018 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2019 without the prior approval of appropriate regulatory authorities is approximately $507.8. Cash dividends declared during 2018, 2017 and 2016 to the Company by its subsidiaries amounted to $412.3, $367.3 and $317.6, respectively.

(d) Cash Dividends - In late December 2017 the Board declared a special cash dividend of $1.00 per share which was paid on January 31, 2018.

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

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 for workers' compensation; $6.4 for commercial automobile (trucking) liability; $6.4 for general liability; $12.0 for executive protection (directors & officers and errors & omissions); $2.0 for aviation; and $5.0 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. The average direct primary mortgage guaranty exposure is (in whole dollars) $37,700 per insured loan.

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

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger is $180 and $200 for 2019 and 2020, respectively. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% in 2015 and declines by one percentage point per year until it reaches 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposure.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions, are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $- and $15.9 at December 31, 2018 and 2017, respectively, are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2018, the Company's General Insurance Group's ten largest reinsurers represented approximately 53% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Munich Re America, Inc. the largest reinsurer representing 10.9% of the total recoverable balance. Of the balances due from these ten reinsurers, 57.2% was recoverable from A or better rated reinsurance companies, 5.9% from an industry-wide insurance assigned risk pool, 30.3% from foreign unrated companies, and 6.6% from domestic unrated companies.

The following information relates to reinsurance and related data for the General Insurance and RFIG Run-off Groups for the three years ended December 31, 2018. Reinsurance transactions of the Title Insurance Group and small life and accident insurance operation are not material.

Years Ended December 31:		2018	2017	2016
General Insurance Group
Written premiums:	Direct	$4,673.4	$4,422.4	$4,091.6
	Assumed	58.1	59.0	48.4
	Ceded	$1,351.1	$1,236.2	$1,134.7

Earned premiums:	Direct	$4,534.8	$4,307.5	$4,005.3
	Assumed	55.8	49.7	50.8
	Ceded	$1,313.5	$1,246.4	$1,119.8
Claims ceded		$745.0	$728.0	$620.6

RFIG Run-off Business
Written premiums:	Direct	$73.9	$119.0	$168.6
	Assumed	—	—	—
	Ceded	$—	$.5	$2.9

Earned premiums:	Direct	$75.9	$123.5	$173.0
	Assumed	—	—	—
	Ceded	$—	$.5	$2.9
Claims ceded		$—	$—	$.1

Mortgage Guaranty Insurance in force as of December 31:
	Direct	$13,100.5	$16,543.9	$21,370.9
	Assumed	—	—	—
	Ceded	$—	$2.4	$14.3

(b) Leases - Some of the Company's subsidiaries maintain their offices in leased premises. A number of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for leased premises amounted to $57.9, $55.0 and $52.6 in 2018, 2017 and 2016, respectively. In addition, several of the Company's subsidiaries also lease other equipment resulting in lease expense of $11.0, $10.2 and $10.8 for the same periods. At December 31, 2018, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2019: $60.4; 2020: $48.9; 2021: $39.5; 2022: $32.7; 2023: $24.0; 2024 and after: $103.6.

In February 2016, the FASB issued guidance on lease accounting which will be effective in 2019 and requires balance sheet recognition of all leases with a term greater than 12 months. The Company anticipates that its transition adjustment will result in the establishment of a right of use asset and lease liability which is currently estimated to be less than 2.0% of consolidated assets and liabilities. The Company therefore has concluded that its prospective adoption of this guidance will not have a material impact on its consolidated financial statements.

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

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance and non-insurance affiliates. At December 31, 2018, the aggregate principal amount of such guaranties was $12.5.

(d) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At year-end 2018, the Company did not have material non-claim litigation exposures in its consolidated business for which adequate claim and related expense provisions had not been made.

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating results for the two years ended December 31, 2018 is presented below. In management's opinion, however, quarterly operating results for insurance enterprises such as the Company is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management's opinion, normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the data which follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2018:
Operating Summary:
Net premiums, fees, and other income	$1,361.0	$1,450.4	$1,535.2	$1,478.8
Net investment income and investment gains (losses)	(30.6)	180.2	244.5	(197.9)
Total revenues	1,330.4	1,630.7	1,779.7	1,280.9
Benefits, claims, and expenses	1,336.4	1,384.0	1,444.6	1,418.5
Net income (loss)	$4.0	$197.7	$275.2	$(106.5)
Net income (loss) per share: Basic	$.01	$.66	$.92	$(.36)
Diluted	$.01	$.66	$.92	$(.36)
Average shares outstanding:
Basic	278,116,902	299,738,944	299,006,345	299,080,914
Diluted	279,528,034	301,075,469	300,374,004	299,080,914

Year Ended December 31, 2017:
Operating Summary:
Net premiums, fees, and other income	$1,328.6	$1,391.0	$1,453.9	$1,468.3
Net investment income and investment gains (losses)	116.1	107.9	139.1	257.8
Total revenues	1,444.8	1,499.0	1,593.0	1,726.2
Benefits, claims, and expenses	1,280.1	1,352.7	1,533.3	1,371.5
Net income (loss)	$113.1	$101.6	$46.1	$299.6
Net income (loss) per share: Basic	$.43	$.39	$.18	$1.13
Diluted	$.39	$.35	$.17	$1.01
Average shares outstanding:
Basic	260,784,905	261,080,770	261,380,896	264,041,834
Diluted	298,239,349	298,313,246	298,529,626	300,846,014

Note 6 - Information About Segments of Business - The Company is engaged in the single business of insurance underwriting and related services. It conducts its' operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its' General Insurance Group (property and liability insurance), Title Insurance Group and the Republic Financial Indemnity Group Run-off Business. The results of a small life and accident insurance business are included with those of the parent holding company and its internal corporate services subsidiaries. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal insurance coverages. Commercial automobile (trucking) and workers' compensation are the largest types of coverages underwritten by the General Insurance Group, accounting for 32.5% and 31.4%, respectively, of the Group's direct premiums written in 2018. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including general liability, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

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

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segmented and Consolidated Results
Years Ended December 31:	2018	2017	2016
General Insurance:
Net premiums earned	$3,277.1	$3,110.8	$2,936.3
Net investment income and other income	462.3	420.8	418.4
Total revenues excluding investment gains (losses)	$3,739.4	$3,531.6	$3,354.7
Segment pretax operating income (loss) (a)(c)	$363.9	$340.3	$319.9
Income tax expense (credits) on above	$62.6	$170.6	$94.6

Title Insurance:
Net premiums earned	$1,885.6	$1,827.6	$1,742.4
Title, escrow and other fees	450.5	459.5	464.2
Sub-total	2,336.1	2,287.2	2,206.6
Net investment income and other income	39.2	37.8	37.4
Total revenues excluding investment gains (losses)	$2,375.4	$2,325.0	$2,244.1
Segment pretax operating income (loss) (a)	$219.3	$237.1	$210.2
Income tax expense (credits) on above	$46.2	$79.7	$74.3

RFIG Run-off Business:
Net premiums earned	$75.9	$122.9	$170.0
Net investment income and other income	20.1	21.7	23.2
Total revenues excluding investment gains (losses)	$96.1	$144.6	$193.2
Segment pretax operating income (loss) (d)	$49.9	$(73.5)	$69.8
Income tax expense (credits) on above	$10.1	$(77.0)	$24.0

Consolidated Revenues:
Total revenues of above Company segments	$6,211.0	$6,001.4	$5,792.1
Other sources (b)	169.1	170.3	130.4
Consolidated investment gains (losses):
Realized from actual transactions	58.2	211.6	72.8
Unrealized from changes in fair value of equity securities	(293.8)	—	—
Total realized and unrealized investment gains (losses)	(235.6)	211.6	72.8
Consolidation elimination adjustments	(122.7)	(120.1)	(94.9)
Consolidated revenues	$6,021.8	$6,263.1	$5,900.5

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
above Company segments	$633.2	$503.9	$600.0
Other sources - net (b)	40.4	9.9	13.0
Consolidated investment gains (losses):
Realized from actual transactions	58.2	211.6	72.8
Unrealized from changes in fair value of equity securities	(293.8)	—	—
Total realized and unrealized investment gains (losses)	(235.6)	211.6	72.8
Consolidated income (loss) before income taxes (credits)	$438.1	$725.4	$686.0

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits) of above Company segments	$119.0	$173.3	$193.0
Other sources - net (b)	(1.8)	22.4	.4
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	(49.6)	(30.8)	25.5
Consolidated income tax expense (credits)	$67.5	$164.8	$219.0

December 31:	2018	2017
Consolidated Assets:
General Insurance	$16,411.4	$16,055.5
Title Insurance	1,452.2	1,466.0
RFIG Run-off Business	736.7	805.0
Total assets of above company segments	18,600.3	18,326.6
Other assets (b)	1,028.9	1,440.9
Consolidation elimination adjustments	(302.2)	(364.0)
Consolidated assets	$19,327.1	$19,403.5
__________

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.

(a)
Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $68.0, $57.2 and $51.9 for the years ended December 31, 2018, 2017, and 2016, respectively; Title - $6.1, $7.8 and $8.4 for the years ended December 31, 2018, 2017, and 2016, respectively.

(b)	Includes amounts for a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries.

(c)	General Insurance income before taxes (credits) for 2017 includes hurricane-related claim costs of $8.0.

(d)
RFIG Run-off segment pretax operating income (loss) for 2017 include additional claim and related expense provisions of $130.0. These costs apply to the final settlements and probable dispositions of all known litigated and other claim costs incurred by the Company's run-off Financial Indemnity business during the Great Recession years and their aftermath.

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

	Assumed from Old Republic			Ceded to Old Republic
Years Ended December 31:	2018	2017	2016	2018	2017	2016
Premiums earned	$2.3	$3.0	$3.8	$.4	$.5	$.6
Commissions and fees	.7	.6	1.0	—	—	—
Losses and loss expenses	(2.3)	2.0	4.5	(.5)	.1	.8
Loss and loss expense reserves	11.9	15.0	15.3	4.0	4.9	5.2
Unearned premiums	$—	$—	$1.4	$—	$.1	$.1

As of December 31, 2018 and 2017, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $36.5 and $32.7, respectively. AB&M's accounts are not consolidated with Old Republic's since it is owned by its policyholders and, in any event, their inclusion would not have a significant effect on Old Republic's consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors
Old Republic International Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1(d) to the consolidated financial statements, the Company changed its method of accounting for equity securities measured at fair value with changes in the fair value recognized through income effective January 1, 2018 due to the adoption of ASU 2016-01, Financial Instruments.

Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A of the 2018 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2019

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

The Board of Directors of the Company has an Audit Committee composed of six non-management Directors. The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

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

Changes in Internal Control

During the three month period ended December 31, 2018, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018. Their report is shown on page 95 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 22, 2018.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2018, regarding the senior officers of the Company:

Name	Age	Position
Charles S. Boone	65	Senior Vice President - Investments since August 2001.

John R. Heitkamp, Jr.	64	Senior Vice President, Secretary and General Counsel since July 2014.

Karl W. Mueller	59	Senior Vice President and Chief Financial Officer since October 2004.

R. Scott Rager	70	Executive Vice Chairman of the Board since June 2018; Senior Vice President - General Insurance since July 2006.

Craig R. Smiddy	54
President and Chief Operating Office since June 2018; President and Chief Operating Officer of Old Republic General Insurance Companies since August 2015 and August 2013, respectively. Prior to joining Old Republic, Mr. Smiddy was President of the Specialty Markets Division of Munich Reinsurance America, Inc.

Rande K. Yeager	70	Senior Vice President - Title Insurance since March 2003; Chairman and Chief Executive Officer of Old Republic Title Insurance Companies since July 2010 and March 2002 respectively.

Aldo C. Zucaro	79
Chairman of the Board, Chief Executive Officer, and Director since 1993, 1990 and 1976, respectively; Chairman and Chief Executive Officer of Republic Financial Indemnity Group, Inc. since December 2013.

The term of office of each officer of the Company expires on the date of the annual meeting of the board of directors, which is generally held in May of each year. There is no family relationship between any of the executive officers named above. Each of these named officers have been employed in senior capacities with the Company and/or its subsidiaries for the past five years.

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 24, 2019. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2018 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under item 15. The Company has also posted the text of its code of ethics on its internet website at www.oldrepublic.com.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 24, 2019, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 24, 2019.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 24, 2019, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the "Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 24, 2019, which will be on file with the Commission.

PART IV

Item 15 - Exhibits

Documents filed as a part of this report:
1. Financial statements: See Item 8, Index to Financial Statements.
2. See exhibit index on page 112 of this report.
3. Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):    Old Republic International Corporation

By:	/s/ Aldo C. Zucaro	02/28/19
	Aldo C. Zucaro, Chairman of the Board,	Date
Chief Executive Officer and Director

By:	/s/ Karl W. Mueller	02/28/19
	Karl W. Mueller, Senior Vice President,	Date
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

/s/ Steven J. Bateman	/s/ Glenn W. Reed
Steven J. Bateman, Director*	Glenn W. Reed, Director*
/s/ Harrington Bischof	/s/ Arnold L. Steiner
Harrington Bischof, Director*	Arnold L. Steiner, Director*
/s/ Jimmy A. Dew	/s/ Fredricka Taubitz
Jimmy A. Dew, Director*	Fredricka Taubitz, Director*
/s/ John M. Dixon	/s/ Charles F. Titterton
John M. Dixon, Director*	Charles F. Titterton, Director*
/s/ Charles J. Kovaleski	/s/ Dennis P. Van Mieghem
Charles J. Kovaleski, Director*	Dennis P. Van Mieghem, Director*
/s/ Spencer LeRoy, III	/s/ Steven Walker
Spencer LeRoy, III, Director*	Steven Walker, Director*

* By /s/ Aldo C. Zucaro
Attorney-in-fact
Date: February 28, 2019

INDEX TO FINANCIAL STATEMENT SCHEDULES

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2018

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2018, 2017 and 2016

Schedule	IV -	Reinsurance for the years ended December 31, 2018, 2017 and 2016

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2018, 2017 and 2016

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, notes thereto, or elsewhere herein.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2018
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (1)	Fair Value	Amount at which shown in balance sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$1,401.6	$1,391.2	$1,391.2
Foreign government	133.7	133.1	133.1
Corporate, industrial and all other	6,749.6	6,658.3	6,658.3
	8,285.0	$8,182.8	8,182.8
Short-term investments	354.9		354.9
Total	8,639.9		8,537.8
Equity securities:
Non-redeemable preferred stocks	.6	$1.1	1.1
Common stocks:
Banks, trusts and insurance companies	127.7	186.2	186.2
Industrial, miscellaneous and all other	2,910.8	3,193.5	3,193.5
	3,039.1	$3,380.9	3,380.9
Held to maturity:
Fixed maturity securities:
States, municipalities and political subdivisions	1,044.8		1,044.8
Other investments	31.0		31.0
Total Investments	$12,754.9		$12,994.6
__________

(1)	Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2018	2017
Assets:
Bonds and notes	$10.5	$10.5
Short-term investments	6.2	272.9
Cash	5.0	20.0
Investments in, and indebtedness of related parties	6,276.3	6,365.6
Other assets	86.0	88.1
Total Assets	$6,384.2	$6,757.3

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$150.2	$473.3
Debt and debt equivalents	975.0	1,448.7
Indebtedness to affiliates and subsidiaries	112.7	101.9
Commitments and contingent liabilities
Total Liabilities	1,238.0	2,024.0

Common Shareholders' Equity:
Common stock	302.7	269.2
Additional paid-in capital	1,277.6	815.2
Retained earnings	3,849.8	3,206.9
Accumulated other comprehensive income (loss)	(210.0)	474.2
Unallocated ESSOP shares (at cost)	(73.9)	(32.4)
Total Common Shareholders' Equity	5,146.2	4,733.3
Total Liabilities and Common Shareholders' Equity	$6,384.2	$6,757.3

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Investment income from subsidiaries	$101.7	$100.1	$76.3
Real estate and other income	5.0	4.8	4.7
Other investment income	2.0	2.0	.7
Total revenues	108.9	107.0	81.7

Expenses:
Interest - subsidiaries	2.1	.4	.3
Interest - other	47.0	64.5	50.9
Real estate and other expenses	4.6	3.8	4.1
General expenses, taxes and fees	15.3	12.6	11.5
Total expenses	69.1	81.5	66.9
Revenues, net of expenses	39.7	25.4	14.8

Federal income taxes (credits)	1.5	34.1	4.4
Income (loss) before equity in earnings (losses) of subsidiaries	38.2	(8.6)	10.4

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	412.3	367.4	317.6
Earnings (losses) in excess of dividends	(80.0)	201.7	138.9

Net Income (Loss)	$370.5	$560.5	$466.9

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$370.5	$560.5	$466.9
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	.2	(.1)	.2
Income taxes - net	(23.4)	41.9	(8.5)
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	80.0	(201.9)	(138.9)
Accounts payable, accrued expenses and other	2.2	7.9	12.3
Total	429.6	408.2	332.1

Cash flows from investing activities:
Sale of fixed assets for company use	—	—	.3
Net repayment (issuance) of notes to related parties	(114.2)	7.3	(665.2)
Net decrease (increase) in short-term investments	266.6	(69.0)	(54.9)
Investment in, and indebtedness of related parties-net	(104.0)	(178.7)	2.6
Total	48.3	(240.4)	(717.1)

Cash flows from financing activities:
Issuance of debentures and notes	—	—	576.8
Net receipt (repayment) of notes and loans from related parties	50.7	17.3	(2.7)
Issuance of common shares	13.1	17.8	8.4
Redemption of debentures and notes	(4.7)	(3.9)	(3.5)
Purchase of unallocated ESSOP shares	(50.0)	—	—
Dividends on common shares	(498.8)	(198.8)	(193.8)
Other - net	(3.1)	(.2)	(1.5)
Total	(492.8)	(167.8)	383.5

Increase (decrease) in cash	(14.9)	—	(1.5)
Cash, beginning of year	20.0	19.9	21.4
Cash, end of year	$5.0	$20.0	$19.9

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

In early March, 2011 the Company completed a public offering of $550.0 aggregate principal amount of Convertible Senior Notes with a maturity date of March 15, 2018. During 2017, $79.0 of the Notes were converted into 5,146,127 common shares and during the first quarter 2018, the Company's outstanding aggregate principal amount was converted into 32,229,787 shares of common stock.

In 2008, the Company secured a ten year $30.0 bank loan to enable its Employees Savings and Stock Ownership Plan ("ESSOP") to purchase Old Republic common stock. Principal amount of $4.2 was outstanding as of December 31, 2017. The average yield of the ESSOP bank loan was 4.57% at December 31, 2017.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2018, 2017 and 2016
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Losses, Claims and Settlement Expenses	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2018:
Insurance Underwriting:
General Insurance Group	$314.1	$5,766.1	$1,696.4	$130.8	$3,277.1
Title Insurance Group	—	533.4	—	6.3	1,885.6
RFIG Run-off Business	—	154.5	3.0	—	75.9
Corporate & Other (1)	2.2	10.8	—	44.6	14.6
Reinsurance Recoverable (2)	—	3,006.3	405.4	16.8	—
Consolidated	$316.3	$9,471.2	$2,104.9	$198.6	$5,253.4

Year Ended December 31, 2017:
Insurance Underwriting:
General Insurance Group	$294.3	$5,471.5	$1,597.3	$130.2	$3,110.8
Title Insurance Group	—	559.7	—	6.8	1,827.6
RFIG Run-off Business	—	271.7	5.1	—	122.9
Corporate & Other (1)	3.4	13.5	—	46.4	18.8
Reinsurance Recoverable (2)	—	2,921.1	369.0	21.1	—
Consolidated	$297.8	$9,237.6	$1,971.5	$204.7	$5,080.2

Year Ended December 31, 2016:
Insurance Underwriting:
General Insurance Group	$266.4	$5,249.9	$1,455.8	$123.1	$2,936.3
Title Insurance Group	—	602.0	—	7.3	1,742.4
RFIG Run-off Business	—	574.0	8.6	—	170.0
Corporate & Other (1)	7.5	13.8	—	37.9	20.1
Reinsurance Recoverable (2)	—	2,766.1	378.4	23.5	—
Consolidated	$274.0	$9,206.0	$1,842.9	$192.0	$4,868.9
__________

(1)
Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.

(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.4 billion, $3.3 billion, and $3.1 billion at December 31, 2018, 2017 and 2016, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2018, 2017 and 2016
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2018:
Insurance Underwriting:
General Insurance Group	$341.0	$2,365.8	$488.4	$521.2	$3,380.4
Title Insurance Group	38.8	48.3	—	2,107.7	1,885.6
RFIG Run-off Business	20.1	29.9	—	16.3	73.9
Corporate & Other (1)	31.7	16.7	1.2	(12.0)	14.6
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$431.8	$2,460.7	$489.6	$2,633.2	$5,354.7

Year Ended December 31, 2017:
Insurance Underwriting:
General Insurance Group	$318.9	$2,234.4	$449.9	$506.8	$3,245.2
Title Insurance Group	37.3	20.8	—	2,067.0	1,827.6
RFIG Run-off Business	21.7	197.8	—	20.3	118.4
Corporate & Other (1)	31.4	25.7	4.1	10.3	18.8
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$409.4	$2,478.8	$454.0	$2,604.7	$5,210.1

Year Ended December 31, 2016:
Insurance Underwriting:
General Insurance Group	$312.1	$2,143.1	$389.1	$502.4	$3,005.3
Title Insurance Group	36.2	84.3	—	1,949.4	1,742.4
RFIG Run-off Business	23.2	102.6	—	20.8	165.6
Corporate & Other (1)	15.4	17.7	4.6	—	20.1
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$387.0	$2,347.9	$393.7	$2,472.8	$4,933.6
__________

(1)
Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.

(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.4 billion, $3.3 billion, and $3.1 billion at December 31, 2018, 2017 and 2016, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2018, 2017 and 2016
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2018:
Life insurance in force	$3,383.2	$1,865.4	$—	$1,517.7	—%

Premium Revenues:
General Insurance	$4,534.8	$1,313.5	$55.8	$3,277.1	1.7%
Title Insurance	1,883.3	—	2.3	1,885.6	.1
RFIG Run-off	75.9	—	—	75.9	—
Life and Health Insurance:
Life insurance	11.9	5.0	—	6.8	—
Accident and health insurance	22.3	14.5	—	7.8	—
Total Life & Health Insurance	34.3	19.6	—	14.6	—
Consolidating adjustments	—	(3.4)	(3.4)	—	—
Consolidated	$6,528.4	$1,329.7	$54.6	$5,253.4	1.0%

Year Ended December 31, 2017:
Life insurance in force	$4,860.6	$2,552.5	$—	$2,308.0	—%

Premium Revenues:
General Insurance	$4,307.5	$1,246.4	$49.7	$3,110.8	1.6%
Title Insurance	1,825.7	.2	2.0	1,827.6	.1
RFIG Run-off	123.5	.5	—	122.9	—
Life and Health Insurance:
Life insurance	13.3	6.2	—	7.1	—
Accident and health insurance	26.4	14.7	—	11.6	—
Total Life & Health Insurance	39.8	20.9	—	18.8	—
Consolidating adjustments	—	(3.7)	(3.7)	—	—
Consolidated	$6,296.6	$1,264.5	$48.1	$5,080.2	.9%

Year Ended December 31, 2016:
Life insurance in force	$5,825.9	$3,005.6	$—	$2,820.3	—%

Premium Revenues:
General Insurance	$4,005.3	$1,119.8	$50.8	$2,936.3	1.7%
Title Insurance	1,740.5	—	1.9	1,742.4	.1
RFIG Run-off	173.0	2.9	—	170.0	—
Life and Health Insurance:
Life insurance	15.8	5.0	—	10.8	—
Accident and health insurance	31.9	22.5	—	9.3	—
Total Life & Health Insurance	47.7	27.5	—	20.1	—
Consolidating adjustments	—	(7.0)	(7.0)	—	—
Consolidated	$5,966.7	$1,143.4	$45.7	$4,868.9	.9%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2018, 2017 and 2016
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2018:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance (1)	$15.9	$—	$—	$(15.9)	$—

Year Ended December 31, 2017:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$15.9	$—	$—	$—	$15.9

Year Ended December 31, 2016:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$15.9	$—	$—	$—	$15.9
__________

(1)	Reflects the reduction of allowances for unrecoverable reinsurance no longer deemed necessary.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2018, 2017 and 2016
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (1)	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses (2)	Discount, If Any, Deducted in Column C	Unearned Premiums (2)

Year Ended December 31:
2018	$314.1	$5,756.0	$216.5	$1,696.4
2017	294.3	5,495.3	240.7	1,597.3
2016	266.4	5,443.4	231.9	1,455.8

Column A	Column F	Column G	Column H

		Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to
Affiliation With Registrant (1)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2018	$3,278.6	$341.9	$2,350.2	$(6.4)
2017	3,123.8	320.2	2,383.8	(34.5)
2016	2,952.1	313.3	2,172.5	2.5

Column A	Column I	Column J	Column K

Affiliation With Registrant (1)	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written

Year Ended December 31:
2018	$488.4	$2,083.0	$3,382.0
2017	449.9	2,297.5	3,257.2
2016	389.1	1,939.9	3,021.8
__________

(1)
Includes consolidated property-casualty entities. The amounts relating to the Company's unconsolidated property-casualty subsidiaries and the proportionate share of the registrant's and its subsidiaries' 50%-or-less owned property-casualty equity investees are immaterial and have, therefore, been omitted from this schedule.

(2)	See note (2) to Schedule III.

EXHIBIT INDEX

An index of exhibits required by Item 601 of Regulation S-K follows:

(3)	Articles of incorporation and by-laws.

	(A)	*	Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant's June 30, 2014 report on Form 10-Q).

	(B)	*	Restated By-laws. (Exhibit 99.2 to Form 8-K filed August 23, 2013).

(4)	Instruments defining the rights of security holders, including indentures.

	(A)	*	Amended and Restated Rights Agreement dated as of June 26, 2017 between Old Republic International Corporation and Wells Fargo Bank, NA. (Exhibit 4.1 to Registrant's Form 8-A/A filed August 28, 2017).

	(B)	*	Agreement to furnish certain long-term debt instruments to the Securities & Exchange Commission upon request. (Exhibit 4(D) to Registrant's Form 8 dated August 28, 1987).

	(C)	*
Form of Indenture dated as of August 15, 1992 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee (refiled as Exhibit 4.1 to Registrant's Form 8-K filed April 22, 2009).

	(D)	*	Supplemental Indenture No. 1 dated as of June 15, 1997, supplementing the Indenture. (Exhibit 4.3 to the Registrant's Form 8-A filed June 16, 1997).

	(E)	*	Supplemental Indenture No. 2 dated as of December 31, 1997 supplementing the Indenture. (Exhibit 4.3 to the Registrant's Form S-3/A filed January 7, 1998).

	(F)	*
Fifth Supplemental Indenture dated as of September 25, 2014 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant's Form 8-K filed September 25, 2014).

	(G)	*
Sixth Supplemental Indenture dated as of August 26, 2016 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant's Form 8-K filed August 26, 2016).

(10)	Material contracts.

**	(A)		Old Republic International Corporation Key Employees Performance Recognition Plan.

**	(B)	*	Amended and Restated Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 10(a) to Registrant's March 31, 2014 report on From 10-Q).

**	(C)	*	Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2008).

**	(D)	*	Old Republic International Corporation 2016 Incentive Compensation Plan. (Exhibit 99.1 to Registrant's Form 8-K filed May 28, 2015).

**	(E)	*
Forms of Agreement for Old Republic International Corporation to use as a Sign-On Restricted Stock Award or as a Restricted Stock Award for awards granted to certain employees or officers of the Registrant or its Subsidiaries. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2017).

**	(F)		Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers.

	(H)	*	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies. (Exhibit 10(a) to Registrant's March 31, 2013 report on Form 10-Q).

(21)			Subsidiaries of the registrant.

(23.1)			Consent of KPMG LLP.

(24)			Powers of attorney.

(Exhibit Index, Continued)

(31.1)	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

*	Exhibit incorporated herein by reference.

**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.