Form 10-Q
period 2019-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2019-05-08
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: March 31, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐ No: ☒

Class	Shares Outstanding March 31, 2019
Common Stock / $1 par value	302,950,409

There are 53 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2019

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND COMMON
	SHAREHOLDERS' EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 19

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	20 - 49

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	50

	CONTROLS AND PROCEDURES	50

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	51

	ITEM 1A - RISK FACTORS	51

	ITEM 6 - EXHIBITS	51

SIGNATURE		52

EXHIBIT INDEX		53

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	March 31,	December 31,
	2019	2018
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,370.5 and $8,285.0)	$8,443.2	$8,182.8
Short-term investments (at fair value which approximates cost)	351.0	354.9
Total	8,794.3	8,537.8
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $1,052.1 and $1,034.5)	1,039.0	1,044.8
Equity securities (at fair value) (cost: $3,041.4 and $3,039.1)	3,738.9	3,380.9
Other investments	32.9	31.0
Total investments	13,605.2	12,994.6
Other Assets:
Cash	92.8	100.3
Securities and indebtedness of related parties	25.3	28.4
Accrued investment income	95.8	92.4
Accounts and notes receivable	1,585.0	1,499.4
Federal income tax recoverable: Current	—	16.8
Prepaid federal income taxes	129.8	129.8
Reinsurance balances and funds held	170.2	166.2
Reinsurance recoverable: Paid losses	78.7	55.9
Policy and claim reserves	3,477.3	3,428.6
Deferred policy acquisition costs	319.5	316.3
Sundry assets	716.6	497.8
Total Other Assets	6,691.6	6,332.4
Total Assets	$20,296.9	$19,327.1
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,488.4	$9,471.2
Unearned premiums	2,178.3	2,104.9
Other policyholders' benefits and funds	198.8	198.6
Total policy liabilities and accruals	11,865.6	11,774.8
Commissions, expenses, fees, and taxes	516.8	525.4
Reinsurance balances and funds	670.6	600.4
Federal income tax payable: Current	22.4	—
Deferred	108.8	10.3
Debt	975.1	981.4
Sundry liabilities	471.6	288.3
Commitments and contingent liabilities
Total Liabilities	14,631.3	14,180.8
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	302.9	302.7
Additional paid-in capital	1,284.1	1,277.6
Retained earnings	4,220.8	3,849.8
Accumulated other comprehensive income (loss)	(70.6)	(210.0)
Unallocated ESSOP shares (at cost)	(71.7)	(73.9)
Total Common Shareholders' Equity	5,665.6	5,146.2
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$20,296.9	$19,327.1
________

(1)
At March 31, 2019 and December 31, 2018, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 302,950,409 and 302,714,502 were issued as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2019	2018
Revenues:
Net premiums earned	$1,263.4	$1,231.0
Title, escrow, and other fees	94.6	99.3
Total premiums and fees	1,358.1	1,330.4
Net investment income	112.1	105.8
Other income	30.4	30.6
Total operating revenues	1,500.6	1,466.8
Investment gains (losses):
Realized from actual transactions	12.3	15.5
Unrealized from changes in fair value of
equity securities	355.6	(152.0)
Total realized and unrealized investment
gains (losses)	368.0	(136.4)
Total revenues	1,868.6	1,330.4

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	598.5	590.1
Dividends to policyholders	7.5	3.8
Underwriting, acquisition, and other expenses	733.4	728.0
Interest and other charges	10.6	14.4
Total expenses	1,350.1	1,336.4
Income (loss) before income taxes (credits)	518.5	(6.0)

Income Taxes (Credits):
Current	43.7	26.0
Deferred	62.5	(36.1)
Total	106.2	(10.1)

Net Income (Loss)	$412.2	$4.0

Net Income (Loss) Per Share:
Basic	$1.38	$.01
Diluted	$1.37	$.01

Average shares outstanding: Basic	299,020,956	278,116,902
Diluted	300,172,853	279,528,034

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2019	2018
Net Income (Loss) As Reported	$412.2	$4.0

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) before reclassifications,
not included in the statements of income	174.4	(148.6)
Amounts reclassified as realized investment (gains)
losses in the statements of income	.8	(.5)
Pretax unrealized gains (losses) on securities	175.3	(149.2)
Deferred income taxes (credits)	36.9	(31.3)
Net unrealized gains (losses) on securities, net of tax	138.3	(117.8)
Defined benefit pension plans:
Net pension adjustment before reclassifications	(2.6)	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	1.0	.8
Net adjustment related to defined benefit
pension plans	(1.5)	.8
Deferred income taxes (credits)	(.3)	.1
Net adjustment related to defined benefit pension
plans, net of tax	(1.2)	.6
Foreign currency translation and other adjustments	2.3	(3.7)
Net adjustments	139.3	(120.9)
Comprehensive Income (Loss)	$551.6	$(116.8)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2019	2018
Convertible Preferred Stock:
Balance, beginning and end of period	$—	$—

Common Stock:
Balance, beginning of period	$302.7	$269.2
Dividend reinvestment plan	—	—
Net issuance of shares under stock based compensation plans	.2	.6
Conversion of senior debentures	—	32.2
Balance, end of period	$302.9	$302.1

Additional Paid-in Capital:
Balance, beginning of period	$1,277.6	$815.2
Dividend reinvestment plan	.2	1.0
Net issuance of shares under stock based compensation plans	2.8	10.1
Conversion of senior debentures	—	438.1
Stock based compensation	2.8	2.8
ESSOP shares released	.5	.6
Balance, end of period	$1,284.1	$1,267.9

Retained Earnings:
Balance, beginning of period	$3,849.8	$3,206.9
Change in accounting principle	18.4	502.1
Balance, beginning of period, as adjusted	3,868.3	3,708.9
Net income (loss)	412.2	4.0
Dividends on common shares ($.2000 and $.1950 per common share)	(59.6)	(54.9)
Balance, end of period	$4,220.8	$3,658.1

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$(210.0)	$474.2
Change in accounting principle	—	(502.1)
Balance, beginning of period, as adjusted	(210.0)	(27.9)
Net unrealized gains (losses) on securities, net of tax	138.3	(117.8)
Net adjustment related to defined benefit pension plans,
net of tax	(1.2)	.6
Foreign currency translation and other adjustments	2.3	(3.7)
Balance, end of period	$(70.6)	$(148.9)

Unallocated ESSOP Shares:
Balance, beginning of period	$(73.9)	$(32.4)
ESSOP shares released	2.2	1.7
Balance, end of period	$(71.7)	$(30.6)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$412.2	$4.0
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(3.2)	(6.4)
Premiums and other receivables	(85.7)	(46.4)
Unpaid claims and related items	29.8	65.1
Unearned premiums and other policyholders' liabilities	12.1	41.1
Income taxes	101.0	(15.0)
Reinsurance balances and funds	43.1	20.5
Realized investment (gains) losses from actual transactions	(12.3)	(15.5)
Unrealized investment (gains) losses from changes in fair value
of equity securities	(355.6)	152.0
Accounts payable, accrued expenses and other	(5.3)	(68.7)
Total	136.2	130.8

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	155.8	196.8
Sales	126.7	144.0
Sales of:
Equity securities	184.2	81.2
Other - net	3.0	4.7
Purchases of:
Fixed maturity securities:
Available for sale	(369.6)	(324.9)
Equity securities	(172.8)	(103.1)
Other - net	(12.3)	(13.5)
Net decrease (increase) in short-term investments	3.9	195.1
Other - net	—	(1.5)
Total	(80.9)	178.9

Cash flows from financing activities:
Issuance of common shares	3.2	6.2
Redemption of debentures and notes	(6.5)	(4.7)
Dividends on common shares (including a special dividend declared in
December 2017 and paid in January 2018 of $269.2)	(59.6)	(324.1)
Other - net	.1	(9.5)
Total	(62.7)	(332.2)

Increase (decrease) in cash	(7.5)	(22.5)
Cash, beginning of period	100.3	125.9
Cash, end of period	$92.8	$103.4

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$20.7	$29.5
Income taxes	$5.3	$5.2

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1. Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2018 Annual Report on Form 10-K incorporated herein by reference.

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. Recent ones are discussed below.

a) Effective January 1, 2019, the Company adopted FASB guidance on lease accounting which requires balance sheet recognition of all leases with a term greater than 12 months. The Company's adoption of this guidance did not have a material impact on its consolidated financial statements. See Note 7.

b) Effective January 1, 2018, the Company adopted FASB guidance on the recognition and measurement of financial instruments. See Note 3.

c) Effective January 1, 2018, the Company adopted the FASB's comprehensive revenue recognition standard which applies to contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. The Company’s adoption of this standard did not have an effect on its insurance contract revenues, and based on its evaluation of certain less significant revenue streams generated from contracts with customers, did not have a material impact on the consolidated financial statements taken as a whole.

d) In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments which will be effective in 2020. The guidance will require immediate recognition of expected credit losses for certain financial instruments including (1) reinsurance recoverables, (2) held to maturity securities and (3) accounts and notes receivable. Additionally, the guidance modifies the impairment model for available for sale fixed maturity securities. The Company is currently evaluating the guidance to determine the potential impact of its adoption on its consolidated financial statements.

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

	Quarters Ended
	March 31,
	2019	2018
Numerator:
Net income (loss)	$412.2	$4.0
Numerator for basic earnings per share -
income (loss) available to common stockholders	412.2	4.0
Adjustment for interest expense incurred on
assumed conversion of convertible notes	—	—
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversion of convertible notes	$412.2	$4.0

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	299,020,956	278,116,902
Effect of dilutive securities - stock based
compensation awards	1,151,897	1,411,132
Effect of dilutive securities - convertible notes	—	—
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	300,172,853	279,528,034
Earnings per share: Basic	$1.38	$.01
Diluted	$1.37	$.01

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	3,284,700	1,539,500
Convertible senior notes	—	21,773,776
Total	3,284,700	23,313,276
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all common shares.

3. Investments:

The Company classifies its fixed maturity securities as those it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading.

Fixed maturity securities classified as "available for sale" are included at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity. Fixed maturity securities classified as "held to maturity" are carried at amortized cost. Equity securities are included at fair value with changes in such values reflected as unrealized investment gains (losses) in the consolidated statements of income. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from recognized independent pricing services.

The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses directly in shareholders' equity. The Company recognized no OTTI adjustments for the quarters ended March 31, 2019 and 2018.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
March 31, 2019:
Available for sale:
U.S. & Canadian Governments	$1,598.5	$14.1	$5.6	$1,607.0
Corporate	6,771.9	95.3	31.1	6,836.2
	$8,370.5	$109.5	$36.8	$8,443.2

Held to maturity:
Tax-exempt	$1,039.0	$15.9	$2.8	$1,052.1

December 31, 2018:
Available for sale:
U.S. & Canadian Governments	$1,535.3	$5.7	$16.5	$1,524.4
Corporate	6,749.6	31.4	122.7	6,658.3
	$8,285.0	$37.1	$139.2	$8,182.8

Held to maturity:
Tax-exempt	$1,044.8	$3.5	$13.7	$1,034.5

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at March 31, 2019:
Available for sale:
Due in one year or less	$674.3	$675.5
Due after one year through five years	4,705.2	4,738.4
Due after five years through ten years	2,923.2	2,956.7
Due after ten years	67.6	72.4
	$8,370.5	$8,443.2

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	207.4	208.0
Due after five years through ten years	831.6	844.1
Due after ten years	—	—
	$1,039.0	$1,052.1

The following tables reflect the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity fixed maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$118.0	$—	$859.9	$5.5	$978.0	$5.6
Corporate	583.0	10.1	1,328.0	20.9	1,911.1	31.1
	$701.1	$10.2	$2,188.0	$26.5	$2,889.1	$36.8

Number of available for sale
securities in unrealized
loss position		129		405		534

Held to maturity:
Tax-exempt	$3.2	$—	$283.2	$2.8	$286.4	$2.8

Number of held to maturity
securities in unrealized
loss position		1		101		102

December 31, 2018:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$616.7	$8.4	$487.1	$8.1	$1,103.9	$16.5
Corporate	3,440.8	77.9	1,096.4	44.7	4,537.3	122.7
	$4,057.6	$86.4	$1,583.6	$52.8	$5,641.2	$139.2

Number of available for sale
securities in unrealized
loss position		760		335		1,095

Held to maturity:
Tax-exempt	$271.9	$2.3	$407.7	$11.4	$679.7	$13.7

Number of held to maturity
securities in unrealized
loss position		94		145		239

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of other-than-temporary impairments, the Company considers: a) intent to continue to hold the securities, b) the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, and c) the benefits of its asset and liability maturity matching objectives.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019	$3,041.4	$744.0	$46.5	$3,738.9
December 31, 2018	$3,039.1	$517.3	$175.4	$3,380.9

During the first quarter of 2019 and 2018, the Company recognized pretax unrealized investment gains (losses) of $355.6 and $(152.0), respectively, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at March 31, 2019 and 2018 were $367.6 and $(131.3), respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, quoted net asset value ("NAV") mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of March 31, 2019 and December 31, 2018.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2019:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$810.3	$796.6	$—	$1,607.0
Corporate	—	6,825.7	10.5	6,836.2
Short-term investments	351.0	—	—	351.0
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,052.1	—	1,052.1
Equity securities	$3,737.2	$—	$1.7	$3,738.9

As of December 31, 2018:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$714.0	$810.3	$—	$1,524.4
Corporate	—	6,647.8	10.5	6,658.3
Short-term investments	354.9	—	—	354.9
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,034.5	—	1,034.5
Equity securities	$3,379.2	$—	$1.7	$3,380.9

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2019.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At March 31, 2019, the Company and its subsidiaries had no non-income producing fixed maturity or equity securities.

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

	Quarters Ended
	March 31,
	2019	2018
Investment income:
Fixed maturity securities	$74.6	$74.2
Equity securities	35.0	30.4
Short-term investments	2.4	1.9
Other sources	1.6	.9
Gross investment income	113.8	107.5
Investment expenses (a)	1.7	1.7
Net investment income	$112.1	$105.8

Investment gains (losses):
From actual transactions:
Fixed maturity securities:
Gains	$—	$.4
Losses	(.9)	(.1)
Net	(.9)	.2
Equity securities:
Gains	41.1	14.9
Losses	(27.9)	—
Net	13.2	14.9
Other long-term investments, net	—	.2
Total from actual transactions	12.3	15.5
From unrealized changes in fair value of equity securities	355.6	(152.0)
Total realized and unrealized investment gains (losses)	368.0	(136.4)
Current and deferred income taxes (credits)(b)	77.4	(28.7)
Post tax realized and unrealized investment gains (losses)	$290.6	$(107.7)

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed maturity securities	$174.3	$(148.7)
Less: Deferred income taxes (credits)	36.8	(31.3)
	137.5	(117.4)

Other long-term investments	.9	(.4)
Less: Deferred income taxes (credits)	.1	—
	.7	(.3)
Net changes in unrealized investment gains (losses)	$138.3	$(117.8)
__________

(a)	Investment expenses largely consist of personnel costs and investment management and custody service fees.

(b)	Reflects primarily the combination of fully taxable investment gains or losses and judgments about the recoverability of deferred tax assets.

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

The Company’s accounting policy regarding the establishment of claim reserve estimates is described in Note 1(h) to the consolidated financial statements included in Old Republic’s 2018 Annual Report on Form 10-K. The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the periods shown.

This space left intentionally blank

Summary of changes in aggregate reserves for claims and related costs:

	Quarters Ended
	March 31,
	2019	2018
Gross reserves at beginning of period	$9,471.2	$9,237.6
Less: reinsurance losses recoverable	3,006.3	2,921.1
Net reserves at beginning of period:
General Insurance	5,766.1	5,471.5
Title Insurance	533.4	559.7
RFIG Run-off	154.5	271.7
Other	10.8	13.5
Sub-total	6,464.9	6,316.4
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	584.3	546.3
Title Insurance	20.2	21.1
RFIG Run-off (a)	11.3	18.7
Other	4.6	5.7
Sub-total	620.5	591.9
Change in provision for insured events of prior years:
General Insurance	(11.5)	15.9
Title Insurance	(5.7)	(8.2)
RFIG Run-off (a)	(2.8)	(7.2)
Other	(1.2)	(2.3)
Sub-total	(21.3)	(1.8)
Total incurred claims and claim adjustment expenses (a)	599.2	590.1
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	100.5	104.2
Title Insurance	.1	.1
RFIG Run-off	—	—
Other	1.3	2.2
Sub-total	102.0	106.7
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	426.7	368.0
Title Insurance	14.1	13.6
RFIG Run-off	24.4	34.0
Other	2.0	2.4
Sub-total	467.3	418.1
Total payments	569.3	524.8
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable:
General Insurance	5,811.6	5,561.5
Title Insurance	533.6	558.7
RFIG Run-off	138.5	249.1
Other	10.8	12.2
Sub-total	6,494.7	6,381.7
Reinsurance losses recoverable	2,993.7	2,890.7
Gross reserves at end of period	$9,488.4	$9,272.4
__________

(a)
In common with all other insurance coverages, RFIG Run-off mortgage guaranty settled and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. Changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denials. Estimates of coverage rescissions and claim denials are no longer material to Old Republic's consolidated financial statements.

5. Employee Benefit Plans:

The Company had an active pension plan (the "Plan") covering a portion of its work force until December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan was closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retained all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly periods ended March 31, 2019 and 2018 were not material to Old Republic's consolidated statements of income.

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

This space left intentionally blank

Segmented and Consolidated Results:

	Quarters Ended
	March 31,
	2019	2018
General Insurance:
Net premiums earned	$831.5	$791.2
Net investment income and other income	118.5	113.5
Total revenues excluding investment gains (losses)	$950.0	$904.8
Segment pretax operating income (loss) (a)	$108.3	$83.3
Income tax expense (credits) on above	$20.8	$11.5

Title Insurance:
Net premiums earned	$412.2	$414.5
Title, escrow and other fees	94.6	99.3
Sub-total	506.9	513.8
Net investment income and other income	10.4	9.7
Total revenues excluding investment gains (losses)	$517.3	$523.6
Segment pretax operating income (loss) (a)	$20.5	$29.5
Income tax expense (credits) on above	$4.3	$6.3

RFIG Run-off Business:
Net premiums earned	$16.2	$21.3
Net investment income and other income	4.5	5.3
Total revenues excluding investment gains (losses)	$20.7	$26.7
Segment pretax operating income (loss)	$8.2	$10.9
Income tax expense (credits) on above	$1.6	$2.2

Consolidated Revenues:
Total revenues of above Company segments	$1,488.1	$1,455.2
Other sources (b)	44.0	41.4
Consolidated investment gains (losses):
Realized from actual transactions	12.3	15.5
Unrealized from changes in fair value of equity securities	355.6	(152.0)
Total realized and unrealized investment gains (losses)	368.0	(136.4)
Consolidation elimination adjustments	(31.5)	(29.7)
Consolidated revenues	$1,868.6	$1,330.4

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
above Company segments	$137.1	$123.8
Other sources - net (b)	13.2	6.5
Consolidated investment gains (losses):
Realized from actual transactions	12.3	15.5
Unrealized from changes in fair value of equity securities	355.6	(152.0)
Total realized and unrealized investment gains (losses)	368.0	(136.4)
Consolidated income (loss) before income
taxes (credits)	$518.5	$(6.0)

	Quarters Ended
	March 31,
	2019	2018
Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
of above Company segments	$26.8	$20.1
Other sources - net (b)	2.0	(1.5)
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	77.4	(28.7)
Consolidated income tax expense (credits)	$106.2	$(10.1)

	March 31,	December 31,
	2019	2018
Consolidated Assets:
General Insurance	$17,013.5	$16,411.4
Title Insurance	1,579.3	1,452.2
RFIG Run-off Business	735.9	736.7
Total assets for the above company segments	19,328.7	18,600.3
Other assets (b)	1,140.0	1,028.9
Consolidation elimination adjustments	(171.8)	(302.2)
Consolidated assets	$20,296.9	$19,327.1

(a)
Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $18.4 and $15.4 for the quarters ended March 31, 2019 and 2018, respectively, and Title - $1.5 and $1.4 for the quarters ended March 31, 2019 and 2018, respectively.

(b)	Includes amounts for a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries.

7. Commitments and Contingent Liabilities:

(a) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At March 31, 2019, the Company did not have material non-claim litigation exposures in its consolidated business for which adequate loss and related expense provisions had not been made.

(b) Leases - Several of the Company’s subsidiaries maintain their offices in leased premises. A number of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. In addition, many of the subsidiaries also lease equipment for use in their businesses. Substantially all of the Company’s leases are classified as operating leases.

Effective January 1, 2019, the Company adopted new lease accounting guidance issued by the FASB which requires the balance sheet recognition of all leases with a term greater than 12 months. The Company’s adoption of this standard resulted in the establishment of a right of use asset ($226.9) and corresponding lease liability ($241.4) equal to the present value of future lease payments, reflected within sundry assets and liabilities in the consolidated balance sheet. Furthermore, the Company recognized $18.4, net of tax, in previously deferred gains associated with sale leaseback transactions as an adjustment to beginning retained earnings. The Company elected not to restate comparative periods' financial statements and related disclosures.

The Company has made certain elections available under the guidance, primarily regarding lease classification and the treatment of certain lease executory costs resulting in an immaterial effect on the Company’s consolidated financial statements. In determining the lease liability, the Company estimated the discount rate (weighted average 5.66%) for each lease based upon the type of underlying asset and remaining term (weighted average 8.1 years). Total lease cost and payments made for the quarter ended March 31, 2019 were $18.8 and $15.8, respectively.

The following table presents a summary of future undiscounted lease payments as of the dates shown.

									Lease
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Discount	Liability
March 31, 2019	$60.8	48.5	38.7	31.8	21.7	99.4	$301.2	$(67.6)	$233.6
December 31, 2018	$60.4	48.9	39.5	32.7	24.0	103.6	$309.4

8. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes issued in 2014 and due 2024	$396.9	$421.7	$396.8	$415.6
3.875% Senior Notes issued in 2016 and due 2026	545.8	543.7	545.7	523.3
Other miscellaneous debt	32.3	32.3	38.8	38.8
Total debt	$975.1	$997.9	$981.4	$977.9

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

The following table shows a summary of financial liabilities disclosed, but not carried at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
March 31, 2019	$975.1	$997.9	$—	$965.5	$32.3
December 31, 2018	$981.4	$977.9	$—	$939.0	$38.8

9. Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service ("IRS") could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. The Company is not currently under audit by the IRS and 2015 and subsequent tax years remain open.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2019 and 2018
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG (mortgage guaranty and consumer credit indemnity) Run-off Business. A small life and accident insurance business, accounting for 0.3% of consolidated operating revenues for the quarter ended March 31, 2019 and 0.7% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic's 2018 Annual Report on Form 10-K.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:
	Quarters Ended March 31,
	2019	2018	% Change
Pretax income (loss)	$518.5	$(6.0)	N/M
Pretax investment gains (losses) included in pretax income (loss)	368.0	(136.4)	N/M
Pretax income (loss) excluding investment gains (losses)	$150.4	$130.4	15.4%

Net income (loss)	$412.2	$4.0	N/M
Net of tax investment gains (losses) included in net income (loss)	290.6	(107.7)	N/M
Net income (loss) excluding investment gains (losses)	$121.5	$111.8	8.7%
First quarter pretax and net income, excluding all investment gains (losses), were most positively affected by improved results from underwriting and related services, and net investment income. As indicated on the two following pages, quarter-over-quarter comparisons of overall and per share net income were affected by: (a) the impact of substantial shifts in the fair value of equity securities, and (b) the lower number of average diluted shares outstanding in the first quarter of 2018.

FINANCIAL HIGHLIGHTS
	Quarters Ended March 31,
SUMMARY INCOME STATEMENTS:	2019	2018	% Change
Revenues:
Net premiums and fees earned	$1,358.1	$1,330.4	2.1%
Net investment income	112.1	105.8	5.9
Other income	30.4	30.6	-0.6
Total operating revenues	1,500.6	1,466.8	2.3
Investment gains (losses):
Realized from actual transactions	12.3	15.5
Unrealized from changes in fair value of equity securities	355.6	(152.0)
Total investment gains (losses)	368.0	(136.4)
Total revenues	1,868.6	1,330.4
Operating expenses:
Claim costs	606.0	594.0	2.0
Sales and general expenses	733.4	728.0	0.7
Interest and other charges	10.6	14.4	-25.8
Total operating expenses	1,350.1	1,336.4	1.0%
Pretax income (loss)	518.5	(6.0)
Income taxes (credits)	106.2	(10.1)
Net income (loss)	$412.2	$4.0

COMMON STOCK STATISTICS:
Net income (loss) per share: Basic	$1.38	$0.01
Diluted	$1.37	$0.01
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$0.41	$0.40	2.5%
Net investment gains (losses):
Realized from actual transactions	0.03	0.04
Unrealized from changes in fair value of equity securities	0.94	(0.43)
Basic net income (loss)	$1.38	$0.01
Diluted net income (loss) excluding investment gains (losses)	$0.40	$0.40	—%
Net investment gains (losses):
Realized from actual transactions	0.03	0.04
Unrealized from changes in fair value of equity securities	0.94	(0.43)
Diluted net income (loss)	$1.37	$0.01
Cash dividends on common stock	$0.2000	$0.1950
Book value per share	$18.94	$16.82	12.6%

Common shares outstanding: Average basic	299,020,956	278,116,902	7.5%
Average diluted	300,172,853	279,528,034	7.4%
Actual, end of period	302,950,409	302,185,787	0.3%

Old Republic is managed with the objective of achieving a continuous, long-term improvement in operating results and ensuring balance sheet strength for its basic business of insurance underwriting and related services. In this view, operating results exclude all investment gains or (losses). In management's opinion this focus provides a better ability to realistically analyze, evaluate, and establish accountability for the results and benefits that arise from the basic business. According to the tenets of Generally Accepted Accounting Principles ("GAAP"), however, net income, which includes all defined investment gains or (losses), is the measure of total profitability.

In management's opinion, the inclusion of realized investment gains or (losses) in net income can mask the fundamental operating results of an insurance business. That's because their realization is, more often than not, highly discretionary. It's usually affected by such randomly occurring factors as the timing of individual securities sales, tax-planning considerations, and modifications of investment management judgments on the direction of securities markets or the prospects of individual investees or industry sectors. Moreover, the inclusion since January 1, 2018 of unrealized investment gains or (losses) in equity (but not fixed maturity) securities required by a new rule of the Financial Accounting Standard Board ("FASB"), can lead to even greater period-to-period fluctuations in reported net income. The impact of the continuous spiral in stock market valuations is most evident in its net of tax effect on net income for the first three months of 2019 and 2018.

Quarter-over-quarter comparisons of per share results are also complicated by the calculation of shares outstanding in determining diluted earnings per share. The reported 279,528,034 average diluted shares outstanding for the first quarter of 2018 does not include incremental shares attributable to the Company's convertible debt security. These shares were issued and outstanding at March 31, 2018 following the full conversion of that security in the quarter then ended. However, they were excluded from the calculation due to the application of GAAP methodology intended to preclude an antidilutive outcome on a net income per share basis. Had these converted shares been included, the resulting diluted net income (loss) excluding investment gains (losses) per share would have been $0.38 compared to the reported $0.40 per share. On this basis, the first quarter 2019 per share amount of $0.40 represents a 5.3% increase rather than the -% shown on the preceding page.

The table on the next page shows an array of numbers purposefully arranged in 10 sections. In management's opinion, the information in sections A to G and at J highlight the most meaningful, realistic indicators of ORI's segmented and consolidated financial performance. The information underscores the necessity of reviewing reported results by separating the fait-accompli of economic realities from the transient vagaries in securities markets.

	Major Segmented and Consolidated
	Elements of Income (Loss)
	Quarters Ended March 31,
	2019	2018	% Change
A. Net premiums, fees, and other income:
General insurance	$831.5	$791.2	5.1%
Title insurance	506.9	513.8	-1.4
Corporate and other	3.4	3.9	-12.3
Other income	30.4	30.6	-0.6
Subtotal	1,372.2	1,339.6	2.4
RFIG run-off business	16.2	21.3	-24.2
Consolidated	$1,388.5	$1,361.0	2.0%

B. Underwriting and related services income (loss):
General insurance	$38.8	$17.1	126.5%
Title insurance	11.6	21.3	-45.5
Corporate and other	(5.2)	(5.1)	-0.9
Subtotal	45.2	33.3	35.8
RFIG run-off business	3.7	5.6	-33.5
Consolidated	$49.0	$38.9	25.8%
C. Consolidated underwriting ratio:
Claim ratio	44.6%	44.6%
Expense ratio	51.4	52.1
Composite ratio	96.0%	96.7%

D. Net investment income:
General insurance	$88.2	$83.2	6.0%
Title insurance	10.2	9.4	8.3
Corporate and other	9.0	7.7	16.3
Subtotal	107.5	100.4	7.1
RFIG run-off business	4.5	5.3	-15.3
Consolidated	$112.1	$105.8	5.9%
E. Interest and other charges:
General insurance	$18.7	$17.0
Title insurance	1.3	1.2
Corporate and other (a)	(9.4)	(3.8)
Subtotal	10.6	14.4
RFIG run-off business	—	—
Consolidated	$10.6	$14.4	-25.8%

F. Segmented and consolidated pretax income (loss)
excluding investment gains (losses):
General insurance	$108.3	$83.3	30.0%
Title insurance	20.5	29.5	-30.4
Corporate and other	13.2	6.5	103.1
Subtotal	142.1	119.4	19.0
RFIG run-off business	8.2	10.9	-24.6
Consolidated	150.4	130.4	15.4%
Income taxes (credits) on above (b)	28.8	18.5
G. Net income (loss) excluding investment gains (losses)	121.5	111.8	8.7%
H. Consolidated pretax investment gains (losses):
Realized from actual transactions	12.3	15.5
Unrealized from changes in fair value of equity securities	355.6	(152.0)
Total	368.0	(136.4)
Income taxes (credits) on above	77.4	(28.7)
Net of tax investment gains (losses)	290.6	(107.7)
I. Net income (loss)	$412.2	$4.0
J. Consolidated operating cash flow	$136.2	$130.8

(a) Includes consolidation/elimination entries. (b) The effective tax rates applicable to pretax income excluding investment gains or losses were 19.2% and 14.3% for the first quarters of 2019 and 2018, respectively. The higher rate for 2019 results from greater underwriting and related services income which is taxed at the full nominal Federal income tax rate of 21%.

General Insurance Segment Results - The table below reflects the major elements affecting this segment’s financial performance for the periods shown.

	Quarters Ended March 31,
General Insurance Summary Operating Results	2019	2018	% Change
Net premiums earned	$831.5	$791.2	5.1%
Net investment income	88.2	83.2	6.0
Other income	30.2	30.3	-0.2
Operating revenues	950.0	904.8	5.0
Claim costs	580.3	566.1	2.5
Sales and general expenses	242.5	238.3	1.8
Interest and other charges	18.7	17.0	10.2
Operating expenses	841.7	821.4	2.5
Segment pretax operating income (loss) (a)	$108.3	$83.3	30.0%

Claim ratio	69.8%	71.5%
Expense ratio	25.5	26.3
Composite ratio	95.3%	97.8%
__________________

(a)
In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $0.4 of pretax operating income for the first quarter 2018 was retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

General insurance underwriting/service profitability grew in this year's first quarter. This occurred as earned premiums edged up 5.1% and claim ratios declined by 2.4%. With few exceptions, earned premiums grew for most types of coverages and markets served. Higher premiums stemmed principally from commercial automobile (trucking), national accounts, and executive indemnity. The cumulative effects of recent years' and ongoing premium rate increases in several insurance products, along with new business production, were once again the main contributors.

As the next table indicates, claim ratios have seen a fairly consistent downtrend during the past several years. The improvement has come from slightly lower estimates of current accident years' claim provisions, and from the lessening impacts of developments in prior years' reserve estimates.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2014	77.9%	3.9%	74.0%
2015	74.1	1.5	72.6
2016	73.0	0.3	72.7
2017	71.8	0.7	71.1
2018	72.2%	—%	72.2%
1st Quarter 2018	71.5%	2.0%	69.5%
1st Quarter 2019	69.8%	(1.4)%	71.2%

As the above income statement summary shows, year-over-year operating expenses have remained well-aligned with earned premiums trends.

Quarterly and annual claim provisions, and the trends they display, may not be particularly meaningful indicators of future outcomes for ORI's liability-oriented mix of business. However, in the absence of significant economic and insurance industry dislocations in the foreseeable future, we currently anticipate that annually reported claim ratios should gradually fall within targeted averages in the high 60% to low 70% range. Assuming the current mix of coverages, the overall business should reflect an expense ratio ranging between 23% and 25%. In these circumstances, the composite underwriting ratio should fall within a range of 90% to 95%.

Title Insurance Segment Results - The table below reflects the major elements affecting this segment’s financial performance for the periods shown.

	Quarters Ended March 31,
Title Insurance Summary Operating Results	2019	2018	% Change
Net premiums and fees earned	$506.9	$513.8	-1.4%
Net investment income	10.2	9.4	8.3
Other income	0.1	0.2	-52.3
Operating revenues	517.3	523.6	-1.2
Claim costs	14.4	12.9	11.9
Sales and general expenses	480.9	479.8	0.2
Interest and other charges	1.3	1.2	4.3
Operating expenses	496.7	494.0	0.5
Segment pretax operating income (loss)	$20.5	$29.5	-30.4%

Claim ratio	2.9%	2.5%
Expense ratio	94.8	93.3
Composite ratio	97.7%	95.8%

Year-over-year comparisons of revenues from title premiums and fees reflect a mild slowdown in housing and mortgage lending activity. By contrast, claim costs trended higher as favorable development of prior years’ claim reserve estimates edged down. The following table shows recent annual and interim periods’ claim ratios and the effect of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2014	5.2%	(0.8)%	6.0%
2015	4.9	(0.6)	5.5
2016	3.8	(1.1)	4.9
2017	0.9	(3.3)	4.2
2018	2.1%	(2.0)%	4.1%
1st Quarter 2018	2.5%	(1.6)%	4.1%
1st Quarter 2019	2.9%	(1.1)%	4.0%

Net investment income is reflective of both a relatively stable invested asset base and investment yield environment. Operating expenses have remained aligned with revenues from premiums and fees.

RFIG Run-off Segment Results - The table below reflects the major elements affecting this segment’s financial performance for the periods shown.

	Quarters Ended March 31,
RFIG Run-off Summary Operating Results	2019	2018	% Change
A. Mortgage Insurance (MI)
Net premiums earned	$16.0	$20.9	-23.6%
Net investment income	4.3	5.1	-15.8
Claim costs	9.5	11.4	-16.8
MI pretax operating income (loss)	$7.0	$10.7	-34.7%

Claim ratio	59.7%	54.8%
Expense ratio	23.4	18.3
Composite ratio	83.1%	73.1%

B. Consumer Credit Indemnity (CCI)
Net premiums earned	$0.1	$0.4	-54.1%
Net investment income	0.2	0.2	-3.7%
Claim costs	(1.0)	—	N/M
CCI pretax operating income (loss) (a)	$1.2	$0.2	N/M

Claim ratio	N/M	-3.0%
Expense ratio	96.8%	107.4
Composite ratio	N/M	104.4%

C. Total MI and CCI run-off business:
Net premiums earned	$16.2	$21.3	-24.2%
Net investment income	4.5	5.3	-15.3
Claim costs	8.5	11.4	-25.6
Segment pretax operating income (loss) (a)	$8.2	$10.9	-24.6%

Claim ratio	52.7%	53.7%
Expense ratio	24.3	20.0
Composite ratio	77.0%	73.7%
__________________

(a)
In connection with the run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI") combination, $0.4 of pretax operating income for the first quarter 2018 was retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts, however, have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment.

Pretax operating results of the run-off MI and CCI business reflect the expected, continuing drop in net earned premiums from declining risk in force.

The reported MI incurred claim ratios reflect reductions of 10.0 percentage points in this year's first quarter compared to 27.6 percentage points for the respective 2018 period. In both instances, the reductions are attributable to favorable developments of prior years’ claim reserves.

Corporate and Other Operating Results - The combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal corporate services subsidiaries usually produce highly variable results. Earnings variations stem from volatility inherent to the small scale of the life and accident insurance line, net investment income, and net interest charges (credits) pertaining to external and intra-system financing arrangements. First quarter 2019 results were enhanced by the elimination of interest costs related to outstanding external debt converted into ORI common stock in March 2018. The interplay of these various elements is summarized in the following table:

	Quarters Ended March 31,
Corporate and Other Summary Operating Results	2019	2018	% Change
Net life and accident premiums earned	$3.4	$3.9	-12.3%
Net investment income	9.0	7.7	16.3
Other operating income	—	—	—
Operating revenues	12.4	11.6	6.8
Claim costs	2.7	3.4	-22.6
Insurance expenses	1.2	1.3	-4.5
Corporate, interest and other expenses - net	(4.7)	0.3	N/M
Operating expenses	(0.7)	5.1	-115.2
Corporate and other pretax operating income (loss)	$13.2	$6.5	103.1%

Summary Consolidated Balance Sheet - The following table shows Old Republic's consolidated financial position at the dates shown.

	March 31,	December 31,	March 31,
	2019	2018	2018
Assets:
Cash and fixed maturity securities	$9,926.2	$9,683.0	$9,748.1
Equity securities	3,738.9	3,380.9	3,149.7
Other invested assets	128.7	123.4	128.1
Cash and invested assets	13,793.9	13,187.4	13,026.0
Accounts and premiums receivable	1,585.0	1,499.4	1,516.1
Federal income tax recoverable: Current	—	16.8	—
Prepaid federal income taxes	129.8	129.8	114.3
Reinsurance balances recoverable	3,556.1	3,484.5	3,401.9
Sundry assets	1,231.8	1,008.9	940.3
Total	$20,296.9	$19,327.1	$18,998.8
Liabilities and Shareholders' Equity:
Policy liabilities	$2,377.1	$2,303.5	$2,267.5
Claim reserves	9,488.4	9,471.2	9,272.4
Federal income tax payable: Current	22.4	—	27.2
Deferred	108.8	10.3	33.4
Debt	975.1	981.4	974.1
Sundry liabilities	1,659.2	1,414.2	1,375.2
Shareholders' equity	5,665.6	5,146.2	5,048.6
Total	$20,296.9	$19,327.1	$18,998.8

Cash, Invested Assets, and Shareholders' Equity - The table below shows Old Republic's consolidated cash and invested assets as well as shareholders' equity at the dates shown.

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	March 31,	Dec. 31,	March 31,	March '19/	March '19/
	2019	2018	2018	Dec. '18	March '18
Cash and invested assets:
Available for sale fixed maturity securities, cash
and other invested assets, carried at fair value	$9,015.9	$8,761.7	$8,814.4	2.9%	2.3%
Equity securities, carried at fair value	3,738.9	3,380.9	3,149.7	10.6	18.7
Held to maturity, carried at amortized cost	1,039.0	1,044.8	1,061.8	-0.5	-2.1
Total per balance sheet	$13,793.9	$13,187.4	$13,026.0	4.6%	5.9%
Total at cost for all	$13,026.1	$12,950.6	$12,574.2	0.6%	3.6%

Shareholders' equity: Total	$5,665.6	$5,146.2	$5,048.6	10.1%	12.2%
Per common share	$18.94	$17.23	$16.82	9.9%	12.6%

Composition of shareholders' equity per share:
Equity before items below	$17.35	$17.04	$16.05	1.8%	8.1%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	1.59	0.19	0.77
Total	$18.94	$17.23	$16.82	9.9%	12.6%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$17.37	$15.73	$15.41	10.4%	12.7%
RFIG run-off segment	1.57	1.50	1.41
Consolidated total	$18.94	$17.23	$16.82	9.9%	12.6%

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

As of March 31, 2019, the consolidated investment portfolio reflected an allocation of approximately 72% to fixed-maturity and short-term investments, and 28% to equity securities. The size of the fixed-maturity security portfolio has not changed significantly over the past six years. It's been relatively fixed as a basic anchor for our insurance subsidiaries' obligations. The maturities are stratified and conservatively matched to the expected timing of payments for those obligations in future years. The asset quality remains at high levels.

Since 2013, most of ORI's investable funds have been directed toward purchasing high-quality common shares of U.S. companies. We favor the securities of issuers with long-term records of reasonable earnings growth and steadily increasing dividends. As a result, dividends from equity securities have been the source of investment income growth in recent years. The portfolio (currently limited to fewer than 100 issues) is also structured to contribute a measure of capital appreciation over time. Periodic stress tests of the equities portfolio are made pursuant to enterprise risk management controls. Their purpose is to gain reasonable assurance that periodic downdrafts in market prices, as typically occur in economic depression or recessionary conditions, would not seriously undermine ORI's financial strength and the long-term continuity and prospects of the business.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income, dividend payments to shareholders, and changes in the value of fixed maturity invested assets carried at fair value.

	Shareholders' Equity
	Per Share
	Quarters Ended March 31,
	2019	2018
Beginning balance	$17.23	$17.72
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	0.41	0.40
Net of tax realized investment gains (losses):
From actual transactions	0.03	0.04
Subtotal	0.03	0.04
Net of tax unrealized investment gains (losses) on
securities carried at fair value:
Reported in net income (loss)	0.94	(0.43)
Reported as other comprehensive income (loss)	0.46	(0.39)
Subtotal	1.40	(0.82)
Total net of tax realized and unrealized
investment gains (losses)	1.43	(0.78)
Cash dividends	(0.2000)	(0.1950)
Debt conversion, stock issuance, and other	0.07	(0.33)
Net change	1.71	(0.90)
Ending balance	$18.94	$16.82
Percentage change for the period	9.9%	-5.1%

Capitalization - The following table shows that ORI’s total capitalization has risen over the past fiscal twelve months ended March 31, 2019 due to continued growth of the shareholders' equity account.

	Capitalization
	March 31,	December 31,	March 31,
	2019	2018	2018
Debt:
4.875% Senior Notes due 2024	$396.9	$396.8	$396.3
3.875% Senior Notes due 2026	545.8	545.7	545.3
Other miscellaneous debt	32.3	38.8	32.4
Total debt	975.1	981.4	974.1
Common shareholders' equity	5,665.6	5,146.2	5,048.6
Total capitalization	$6,640.8	$6,127.6	$6,022.7

Capitalization ratios:
Debt	14.7%	16.0%	16.2%
Common shareholders' equity	85.3	84.0	83.8
Total	100.0%	100.0%	100.0%

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of investments; b) the valuation of deferred income tax assets; c) the recoverability of reinsured paid and/or outstanding losses; and d) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company's 2018 Annual Report on Form 10-K.

FINANCIAL POSITION

The Company's financial position at March 31, 2019 reflected increases in assets, liabilities and common shareholders' equity of 5.0%, 3.2% and 10.1%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 68.0% and 68.2% of consolidated assets as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, the cash, accrued investment income, and invested asset base increased by 4.6% to $13,793.9.

Investments - During the first quarter of 2019 and 2018, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both March 31, 2019 and 2018, approximately 99% of the Company's investments consisted of marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At March 31, 2019, the Company had no fixed maturity investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	March 31,	December 31,
	2019	2018
Aaa	21.4%	20.9%
Aa	12.4	12.8
A	31.5	31.5
Baa	28.7	29.1
Total investment grade	94.0	94.3
All other (b)	6.0	5.7
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

March 31, 2019	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$87.2		$4.9
Health Care	23.0		4.7
Basic Industry	21.6		1.3
Consumer Durable	21.8		.6
Other (includes 5 industry groups)	68.9		.9
Total	$222.7	(c)	$12.6
__________

(c)	Represents 2.4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

March 31, 2019	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
U.S. Government & Agencies	$937.8		$5.2
Utilities	432.6		4.6
Municipals	289.2		2.8
Industrial	256.2		2.5
Other (includes 16 industry groups)	1,076.4		11.6
Total	$2,992.5	(d)	$26.9
__________

(d)	Represents 31.8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

March 31, 2019	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$253.2		$23.1
Telecom	134.1		7.5
Technology	86.7		6.0
Consumer Non Durable	149.0		4.6
Other (includes 4 industry groups)	116.9		5.2
Total	$740.2	(e)	$46.5	(f)
__________

(e)	Represents 24.3% of the total equity securities portfolio.

(f)	Represents 1.5% of the cost of the total equity securities portfolio, while gross unrealized gains represent 24.5% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
March 31, 2019	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$294.0	$5.0	$1.4	$—
Due after one year through five years	1,787.0	126.4	17.7	4.6
Due after five years through ten years	1,131.5	91.3	20.3	7.8
Due after ten years	2.5	—	—	—
Total	$3,215.2	$222.7	$39.6	$12.6

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
March 31, 2019	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	$1.8	$—	$—	$1.8
Seven to twelve months	4.8	3.5	—	8.4
More than twelve months	28.3	1.0	—	29.4
Total	$34.9	$4.6	$—	$39.6

Number of Issues in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	11	—	—	11
Seven to twelve months	118	1	—	119
More than twelve months	505	1	—	506
Total	634	2	—	636	(g)
__________

(g)	At March 31, 2019 the number of issues in an unrealized loss position represent 32.7% of the total number of such fixed maturity issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's cost. The percentage reduction from such cost reflects the decline as of a specific point in time (March 31, 2019 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2019	2018
Maturity Ranges:
Due in one year or less	7.2%	7.0%
Due after one year through five years	52.2	51.6
Due after five years through ten years	39.9	40.7
Due after ten years through fifteen years	.5	.6
Due after fifteen years	.2	.1
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.5
Duration (h)	3.9	4.1
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of March 31, 2019 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.9%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2019	2018
Available for Sale Fixed Maturity Securities:
Amortized cost	$8,370.5	$8,285.0
Estimated fair value	8,443.2	8,182.8
Net unrealized gains (losses)	72.6	$(102.1)

Components of net unrealized gains (losses):
Gross unrealized gains	109.5	$37.1
Gross unrealized losses	(36.8)	(139.2)
Net unrealized gains (losses)	$72.6	$(102.1)

Equity Securities:
Original cost	$3,041.4	$3,039.1
Estimated fair value	3,738.9	3,380.9
Net unrealized gains (losses)(i)	697.4	$341.8

Components of net unrealized gains (losses):
Gross unrealized gains	744.0	$517.3
Gross unrealized losses	(46.5)	(175.4)
Net unrealized gains (losses)(i)	$697.4	$341.8
___________

(i)	Unrealized gains and losses from changes in fair value of equity securities are included in total realized and unrealized investment gains (losses) in the consolidated statements of income.

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

Capitalization - Old Republic's total capitalization of $6,640.8 at March 31, 2019 consisted of debt of $975.1 and common shareholders' equity of $5,665.6. Changes in the common shareholders' equity account reflect primarily net income for the period then ended, changes in the fair value of fixed maturity securities and dividend payments. At March 31, 2019, the Company's consolidated debt to equity ratio was 17.2%.

Old Republic has paid a cash dividend without interruption since the World War II year of 1942 (77 years), and it has raised the annual cash dividend payout for each of the past 38 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 25% of 2019 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 75% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the RFIG Run-off Business' Risk Factors for premium income and long-term claim exposures in the Company's 2018 Annual Report on Form 10-K under Item 1A - Risk Factors, revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2016	$2,936.3	$2,206.6	$170.0	$20.1	$5,333.2	3.0%
2017	3,110.8	2,287.2	122.9	18.8	5,539.7	3.9
2018	3,277.1	2,336.1	75.9	14.6	5,703.9	3.0
Quarters Ended March 31:
2018	791.2	513.8	21.3	3.9	1,330.4	2.3
2019	$831.5	$506.9	$16.2	$3.4	$1,358.1	2.1%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2016	33.7%	36.5%	4.3%	7.4%	5.6%	12.5%
2017	34.6	33.6	4.9	7.6	6.3	13.0
2018	36.8	31.1	5.3	7.7	6.2	12.9
Quarters Ended March 31:
2018	36.1	32.4	5.3	7.7	6.4	12.1
2019	37.6%	30.5%	5.8%	7.6%	6.8%	11.7%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2016	27.9%	72.1%
2017	26.9	73.1
2018	26.1	73.9
Quarters Ended March 31:
2018	25.2	74.8
2019	25.5%	74.5%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2016	$157.1	$154.1	77.7%	72.8%
2017	110.4	109.8	77.9	78.2
2018	74.4	74.4	79.7	76.3
Quarters Ended March 31:
2018	20.9	20.9	78.0	74.8
2019	$16.0	$16.0	80.3%	79.2%

The Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 7.1% of total net risk in force as of March 31, 2019, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2016	$4,987.9	$359.5	$20.5	$5,367.9
2017	3,888.0	292.4	12.1	4,192.6
2018	3,098.3	235.3	11.2	3,345.0
As of March 31:
2018	3,683.2	271.3	11.5	3,966.2
2019	$2,954.5	$224.6	$3.6	$3,182.8

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2016	7.2%	30.5%	61.5%	.8%
2017	7.5	31.5	60.2	.8
2018	7.9	32.2	59.1	.8
As of March 31:
2018	7.6	31.7	60.0	.7
2019	8.0%	32.3%	59.0%	.7%

Bulk(a):
As of December 31:
2016	29.9%	32.0%	38.0%	.1%
2017	31.8	31.7	36.3	.2
2018	33.6	31.5	34.8	.1
As of March 31:
2018	32.6	31.5	35.7	.2
2019	33.5%	31.4%	34.9%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2016	3.8%	32.1%	30.6%	33.5%
2017	4.0	30.9	30.5	34.6
2018	4.1	30.7	29.7	35.5
As of March 31:
2018	4.0	30.6	30.4	35.0
2019	4.1%	30.9%	29.4%	35.6%

Bulk(a):
As of December 31:
2016	46.5%	29.0%	12.3%	12.2%
2017	45.3	29.9	12.6	12.2
2018	43.4	30.9	13.1	12.6
As of March 31:
2018	44.3	30.6	12.6	12.5
2019	43.0%	31.1%	13.1%	12.8%
__________

(a)	Bulk pool risk in-force, which represented 7.8% of total bulk risk in-force at March 31, 2019 has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2016	6.4%	7.8%	6.0%	5.8%	4.8%	4.6%	4.4%	4.4%	3.6%	3.8%
2017	5.9	8.1	6.0	6.1	4.8	4.4	4.3	4.6	3.7	4.2
2018	5.5	8.5	6.0	6.4	4.9	4.1	4.3	4.8	3.8	4.6
As of March 31:
2018	5.8	8.2	6.0	6.2	4.8	4.4	4.3	4.6	3.8	4.3
2019	5.4%	8.5%	6.0%	6.5%	5.0%	4.0%	4.3%	4.9%	3.9%	4.6%

		Bulk (a)
	TX	FL	GA	IL	CA	NY	PA	NJ	OH	MD
As of December 31:
2016	5.3%	8.6%	4.9%	4.2%	12.4%	7.4%	3.7%	4.1%	4.2%	2.6%
2017	5.4	8.3	5.1	4.4	12.4	7.8	3.8	3.4	4.4	2.7
2018	5.6	8.2	5.4	4.6	12.4	7.1	4.0	2.9	4.7	2.8
As of March 31:
2018	5.5	8.1	5.3	4.4	12.6	7.2	3.8	3.3	4.5	2.6
2019	5.6%	8.1%	5.6%	4.5%	12.6%	7.2%	3.9%	2.8%	4.7%	2.8%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2016	92.4%	7.6%
2017	92.3	7.7
2018	92.2	7.8
As of March 31:
2018	92.2	7.8
2019	92.2%	7.8%

Bulk (a):
As of December 31:
2016	68.0%	32.0%
2017	69.4	30.6
2018	71.8	28.2
As of March 31:
2018	71.3	28.7
2019	71.8%	28.2%
__________

(a)	Bulk pool risk in-force, which represented 7.8% of total bulk risk in-force at March 31, 2019, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2016	97.2%	2.8%
2017	97.2	2.8
2018	97.2	2.8
As of March 31:
2018	97.2	2.8
2019	97.2%	2.8%

Bulk (a):
As of December 31:
2016	71.3%	28.7%
2017	70.1	29.9
2018	68.6	31.4
As of March 31:
2018	69.4	30.6
2019	68.3%	31.7%
__________

(a)	Bulk pool risk in-force, which represented 7.8% of total bulk risk in-force at March 31, 2019, has been allocated pro-rata based on insurance in-force.

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

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2016	$15.8	$699.7
2017	13.0	140.9
2018	1.5	70.1
Quarters Ended March 31:
2018	.4	133.8
2019	$.1	$66.0

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2017	$9,702.7	$1,106.2	$545.9	$1,206.9	$12,561.9	$756.1	$13,318.0
2018	10,162.3	1,105.6	583.6	904.3	12,755.9	238.6	12,994.6
As of March 31:
2018	9,849.2	1,085.6	529.4	909.2	12,373.6	454.5	12,828.2
2019	$10,234.2	$1,111.0	$561.3	$928.5	$12,835.1	$770.1	$13,605.2
__________

(a) These balances include fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2016	$312.1	$36.2	$23.2	$15.4	$387.0	3.34%	3.23%
2017	318.9	37.3	21.7	31.4	409.4	3.32	3.14
2018	341.0	38.8	20.1	31.7	431.8	3.41	3.28
Quarters Ended
March 31:
2018	83.2	9.4	5.3	7.7	105.8	3.39	3.24
2019	$88.2	$10.2	$4.5	$9.0	$112.1	3.50%	3.37%

Revenues: Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first quarter of 2019 and 2018, 55.2% and 57.7%, respectively, of all such dispositions resulted from these occurrences.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses on Securities			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Miscel- laneous Investments	Total	Fixed Maturity Securities	Miscel- laneous Investments	Total		Investment Gains (Losses)
Years Ended
December 31:
2016	$7.8	$69.9	$77.8	$(4.9)	$—	$(4.9)	$—	$72.8
2017	16.6	194.9	211.6	—	—	—	—	211.6
2018	(4.8)	63.1	58.2	—	—	—	(293.8)	(235.6)
Quarters Ended
March 31:
2018	.2	15.2	15.5	—	—	—	(152.0)	(136.4)
2019	$(.9)	$13.3	$12.3	$—	$—	$—	$355.6	$368.0

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2019 and December 31, 2018:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2019		December 31, 2018
	Gross	Net	Gross	Net

Workers' compensation	$4,891.5	$3,113.9	$4,864.4	$3,090.0
General liability	1,121.3	557.1	1,117.7	556.1
Commercial automobile (mostly trucking)	1,664.8	1,265.6	1,675.2	1,264.9
Other coverages	883.8	638.1	870.6	624.5
Unallocated loss adjustment expense reserves	238.1	236.6	237.5	230.4
Total general insurance reserves	8,799.7	5,811.6	8,765.6	5,766.1
Title	533.6	533.6	533.4	533.4
RFIG Run-off	138.5	138.5	154.5	154.5
Life and accident	16.4	10.8	17.7	10.8
Total claim and loss adjustment expense reserves	$9,488.4	$6,494.7	$9,471.2	$6,464.9
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$103.1	$73.3	$105.8	$74.4
% of total general insurance reserves	1.2%	1.3%	1.2%	1.3%

The Company's reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses payable, including incurred but not recorded losses and loss adjustment expenses. The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the incurrence of possibly higher or lower than anticipated claim costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are often referred to as unfavorable development whereas any changes that decrease previous estimates of the Company's ultimate liability are referred to as favorable development.

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

	March 31,	March 31,	December 31,	December 31,
	2019	2018	2018	2017
Estimated reduction in beginning reserve	$3.2	$19.0	$19.0	$29.6
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	.2	1.2	.9	6.2
Prior year	(.1)	(2.1)	(12.3)	(3.7)
Sub-total	.1	(.9)	(11.4)	2.5
Estimated rescission reduction in paid claims	(.4)	(1.4)	(4.4)	(13.1)
Estimated reduction in ending reserve	$2.9	$16.7	$3.2	$19.0

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

Incurred Loss Experience

Management believes that the Company's overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and, accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management's opinion, however, such potential development is not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2018 Annual Report on Form 10-K under Item 1A - Risk Factors.

The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the periods shown.

This space left intentionally blank

Summary of changes in aggregate reserves for claims and related costs:

	Quarters Ended
	March 31,
	2019	2018
Gross reserves at beginning of period	$9,471.2	$9,237.6
Less: reinsurance losses recoverable	3,006.3	2,921.1
Net reserves at beginning of period:
General Insurance	5,766.1	5,471.5
Title Insurance	533.4	559.7
RFIG Run-off	154.5	271.7
Other	10.8	13.5
Sub-total	6,464.9	6,316.4
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	584.3	546.3
Title Insurance	20.2	21.1
RFIG Run-off (a)	11.3	18.7
Other	4.6	5.7
Sub-total	620.5	591.9
Change in provision for insured events of prior years:
General Insurance	(11.5)	15.9
Title Insurance	(5.7)	(8.2)
RFIG Run-off (a)	(2.8)	(7.2)
Other	(1.2)	(2.3)
Sub-total	(21.3)	(1.8)
Total incurred claims and claim adjustment expenses (a)	599.2	590.1
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	100.5	104.2
Title Insurance	.1	.1
RFIG Run-off	—	—
Other	1.3	2.2
Sub-total	102.0	106.7
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	426.7	368.0
Title Insurance	14.1	13.6
RFIG Run-off	24.4	34.0
Other	2.0	2.4
Sub-total	467.3	418.1
Total payments	569.3	524.8
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable:
General Insurance	5,811.6	5,561.5
Title Insurance	533.6	558.7
RFIG Run-off	138.5	249.1
Other	10.8	12.2
Sub-total	6,494.7	6,381.7
Reinsurance losses recoverable	2,993.7	2,890.7
Gross reserves at end of period	$9,488.4	$9,272.4
__________

(a)
In common with all other insurance coverages, RFIG Run-off mortgage guaranty settled and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. As previously noted, changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denials. Estimates of coverage rescissions and claim denials are no longer material to Old Republic's consolidated financial statements.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2016	73.0%	3.8%	60.4%	44.0%
2017	71.8	.9	160.9	44.7
2018	72.2	2.1	39.4	43.1
Quarters Ended March 31:
2018	71.5	2.5	53.7	44.6
2019	69.8%	2.9%	52.7%	44.6%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2016	73.0%	79.4%	76.1%	45.5%	60.9%	77.5%	62.2%
2017	71.8	76.8	75.5	62.1	59.3	73.1	59.0
2018	72.2	79.3	70.7	73.8	62.8	68.9	60.1
Quarters Ended
March 31:
2018	71.5	79.0	72.6	74.9	63.6	69.9	57.6
2019	69.8%	79.1%	70.7%	53.5%	70.3%	61.5%	57.7%

The general insurance claim ratios have seen a fairly consistent downtrend during the past several years. The improvement has come from slightly lower estimates of current accident years' claim provisions, and from the lessening impacts of developments in prior years' reserve estimates. The group experienced (favorable) unfavorable developments of prior years' reserves of (1.4) and 2.0 percentage points for the first quarter 2019 and 2018, respectively.

Unfavorable asbestos and environmental ("A&E") claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.1 years (gross) and 5.8 years (net of reinsurance) as of March 31, 2019 and 4.3 years (gross) and 5.0 years (net of reinsurance) as of December 31, 2018. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .2% of general insurance group net incurred losses for the five years ended December 31, 2018.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Year-over-year claim costs trended higher as favorable development of prior years' claim reserve estimates edged down. This favorable development of reserves established in prior years reduced the claim ratio by 1.1 and 1.6 percentage points in the first quarter of 2019 and 2018, respectively.

The reported RFIG Run-off mortgage guaranty incurred claim ratios reflect reductions of 10.0 percentage points in this year's first quarter compared to 27.6 percentage points for the respective 2018 period. In both instances, the reductions are attributable to favorable developments of prior years’ claim reserves.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2016	$45,478	$48,158	10.53%	25.78%	$1.4
2017	47,267	51,446	10.52	23.31	13.1
2018	47,055	54,809	9.38	16.94	4.4
Quarters Ended March 31:
2018	48,005	60,808	9.84	20.84	1.4
2019	$50,462	$57,587	9.00%	16.27%	$.4
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2016	9.1%	11.8%	8.7%	10.7%	6.1%	8.3%	12.7%	12.8%	23.5%	8.6%
2017	11.4	15.6	8.3	10.1	6.0	8.1	12.0	11.5	19.6	8.4
2018	10.0	9.8	7.7	8.7	5.8	9.5	11.4	10.5	14.3	7.9
As of March 31:
2018	10.7	14.2	7.5	9.1	6.0	7.9	11.5	10.7	17.1	7.7
2019	9.4%	9.1%	7.2%	8.0%	5.7%	9.3%	11.5%	10.8%	12.7%	7.5%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	OH	PA	MD	NJ	NY
As of December 31:
2016	20.3%	33.7%	19.6%	23.6%	29.1%	14.1%	28.1%	35.8%	61.0%	53.3%
2017	20.3	34.2	17.8	21.5	26.4	15.0	25.3	24.8	50.3	44.2
2018	14.5	23.5	14.5	19.1	13.0	12.4	21.0	16.0	39.7	32.3
As of March 31:
2018	16.9	31.1	16.9	18.2	23.8	13.8	23.3	17.2	44.2	36.0
2019	16.1%	22.6%	12.8%	15.5%	9.8%	13.3%	16.1%	15.7%	36.3%	33.0%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2016	9.8%	13.4%	9.1%	11.3%	9.3%	8.5%	13.5%	13.5%	25.6%	27.7%
2017	12.1	16.9	8.8	10.6	9.2	8.4	12.8	12.0	21.1	25.0
2018	10.4	10.6	8.1	9.2	6.8	9.7	12.0	10.7	15.3	21.3
As of March 31:
2018	11.1	15.2	8.0	9.4	8.7	8.0	12.2	10.8	18.3	22.4
2019	10.0%	10.0%	7.5%	8.4%	6.3%	9.4%	11.8%	10.9%	13.7%	20.4%
__________

(b)	As determined by risk in force as of March 31, 2019, these 10 states represent approximately 53.0%, 57.9%, and 52.8%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs
	Paid		Incurred
	Amount	Ratio (a)	Amount	Ratio (a)
Years Ended
December 31:
2016	$11.7	74.0%	$50.0	315.9%	2.0%	$10.1
2017	304.2	N/M	134.5	N/M	2.6	5.7
2018	31.6	N/M	(2.2)	N/M	1.7	.4
Quarters Ended
March 31:
2018	(.7)	(179.4)	—	(3.0)	2.2	.2
2019	$(.9)	N/M	$(1.0)	N/M	2.0%	$—
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

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2018 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2016	24.8%	87.9%	12.2%	50.6%
2017	25.5	90.0	16.6	52.0
2018	25.0	90.0	21.5	51.6
Quarters Ended March 31:
2018	26.3	93.3	20.0	52.1
2019	25.5%	94.8%	24.3%	51.4%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2016	97.8%	91.7%	72.6%	94.6%
2017	97.3	90.9	177.5	96.7
2018	97.2	92.1	60.9	94.7
Quarters Ended March 31:
2018	97.8	95.8	73.7	96.7
2019	95.3%	97.7%	77.0%	96.0%

Expenses: Income Taxes

The effective consolidated income tax rates were 20.5% in the first quarter 2019, compared to (167.5%) in the first quarter 2018. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income and adjustments regarding the recoverability of deferred tax assets.

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

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2018 Annual Report with the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

Old Republic's market risk exposures at March 31, 2019, have not materially changed from those identified in the Company's 2018 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2019, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2018 Annual report on Form 10-K.

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

Old Republic International Corporation
(Registrant)
Date:	May 8, 2019

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