Form 10-Q
period 2019-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2019-11-01
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	September 30, 2019
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at September 30, 2019 was 303,570,106.

There are 52 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2019

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND COMMON
	SHAREHOLDERS' EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 19

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	20 - 48

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	49

	CONTROLS AND PROCEDURES	49

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	50

	ITEM 1A - RISK FACTORS	50

	ITEM 6 - EXHIBITS	50

SIGNATURE		51

EXHIBIT INDEX		52

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	September 30,	December 31,
	2019	2018
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,394.0 and $8,285.0)	$8,666.7	$8,182.8
Short-term investments (at fair value which approximates cost)	487.4	354.9
Total	9,154.2	8,537.8
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $1,060.2 and $1,034.5)	1,027.5	1,044.8
Equity securities (at fair value) (cost: $2,989.4 and $3,039.1)	3,770.6	3,380.9
Other investments	23.0	31.0
Total investments	13,975.4	12,994.6
Other Assets:
Cash	109.6	100.3
Accrued investment income	94.6	92.4
Accounts and notes receivable	1,687.5	1,499.4
Federal income tax recoverable: Current	.5	16.8
Prepaid federal income taxes	138.5	129.8
Reinsurance balances and funds held	176.1	166.2
Reinsurance recoverable: Paid losses	74.6	55.9
Policy and claim reserves	3,849.1	3,428.6
Deferred policy acquisition costs	333.0	316.3
Sundry assets	742.4	526.3
Total Other Assets	7,206.3	6,332.4
Total Assets	$21,181.8	$19,327.1
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,817.4	$9,471.2
Unearned premiums	2,408.6	2,104.9
Other policyholders' benefits and funds	193.3	198.6
Total policy liabilities and accruals	12,419.4	11,774.8
Commissions, expenses, fees, and taxes	518.6	525.4
Reinsurance balances and funds	759.9	600.4
Federal income tax payable: Deferred	171.3	10.3
Debt	973.7	981.4
Sundry liabilities	544.6	288.3
Commitments and contingent liabilities
Total Liabilities	15,387.9	14,180.8
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	303.5	302.7
Additional paid-in capital	1,295.2	1,277.6
Retained earnings	4,170.1	3,849.8
Accumulated other comprehensive income (loss)	92.0	(210.0)
Unallocated ESSOP shares (at cost)	(67.1)	(73.9)
Total Common Shareholders' Equity	5,793.9	5,146.2
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$21,181.8	$19,327.1
________

(1)
At September 30, 2019 and December 31, 2018, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 303,570,106 and 302,714,502 were issued as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Net premiums earned	$1,423.4	$1,388.6	$4,016.5	$3,914.4
Title, escrow, and other fees	138.2	116.2	363.8	341.0
Total premiums and fees	1,561.7	1,504.8	4,380.4	4,255.5
Net investment income	112.7	108.7	337.8	321.5
Other income	32.9	30.4	97.4	91.1
Total operating revenues	1,707.3	1,644.0	4,815.7	4,668.2
Investment gains (losses):
Realized from actual transactions and impairments	6.3	7.3	29.3	54.8
Unrealized from changes in fair value of
equity securities	57.3	128.4	439.3	17.7
Total realized and unrealized investment
gains (losses)	63.6	135.7	468.7	72.6
Total revenues	1,771.0	1,779.7	5,284.4	4,740.9

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	659.5	615.1	1,887.9	1,806.3
Dividends to policyholders	4.2	4.2	17.2	14.4
Underwriting, acquisition, and other expenses	845.0	815.2	2,372.0	2,310.0
Interest and other charges	9.7	9.9	30.8	34.3
Total expenses	1,518.6	1,444.6	4,308.0	4,165.2
Income (loss) before income taxes (credits)	252.4	335.1	976.3	575.7

Income Taxes (Credits):
Current	38.9	34.2	113.2	95.7
Deferred	10.5	25.6	82.4	2.9
Total	49.5	59.8	195.6	98.6

Net Income (Loss)	$202.8	$275.2	$780.6	$477.0

Net Income (Loss) Per Share:
Basic	$.68	$.92	$2.60	$1.63
Diluted	$.67	$.92	$2.59	$1.59

Average shares outstanding: Basic	299,894,995	299,006,345	299,740,751	292,565,008
Diluted	301,384,364	300,374,004	301,034,156	301,125,090

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income (Loss) As Reported	$202.8	$275.2	$780.6	$477.0

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) before reclassifications,
not included in the statements of income	53.3	(24.6)	366.6	(236.3)
Amounts reclassified as realized investment (gains)
losses in the statements of income	7.3	1.2	10.7	(.4)
Pretax unrealized gains (losses) on securities	60.7	(23.4)	377.3	(236.8)
Deferred income taxes (credits)	12.7	(4.9)	79.5	(49.8)
Net unrealized gains (losses) on securities, net of tax	48.0	(18.4)	297.8	(186.9)
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	(2.6)	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	1.0	.8	3.0	2.4
Pretax net adjustment related to defined benefit
pension plans	1.0	.8	.4	2.4
Deferred income taxes (credits)	.2	.1	.1	.5
Net adjustment related to defined benefit pension
plans, net of tax	.8	.6	.3	1.9
Foreign currency translation and other adjustments	(1.6)	2.6	3.8	(4.7)
Total other comprehensive income (loss)	47.2	(15.1)	302.0	(189.7)
Comprehensive Income (Loss)	$250.1	$260.0	$1,082.7	$287.3

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Convertible Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$303.2	$302.4	$302.7	$269.2
Dividend reinvestment plan	—	—	—	—
Net issuance of shares under stock based compensation plans	.3	.1	.7	1.1
Conversion of senior debentures	—	—	—	32.2
Balance, end of period	$303.5	$302.6	$303.5	$302.6

Additional Paid-in Capital:
Balance, beginning of period	$1,288.6	$1,272.2	$1,277.6	$815.2
Dividend reinvestment plan	1.0	.2	1.4	1.4
Net issuance of shares under stock based compensation plans	4.3	2.0	10.3	15.1
Conversion of senior debentures	—	—	—	438.1
Stock based compensation	.4	.4	3.6	3.7
ESSOP shares released	.8	.6	2.1	1.9
Balance, end of period	$1,295.2	$1,275.6	$1,295.2	$1,275.6

Retained Earnings:
Balance, beginning of period	$4,326.7	$3,797.7	$3,849.8	$3,206.9
Change in accounting principle	—	—	18.4	502.1
Balance, beginning of period, as adjusted	4,326.7	3,797.7	3,868.3	3,708.9
Net income (loss)	202.8	275.2	780.6	477.0
Dividends on common shares ($1.20, $.195, $1.60 and $.585 per
common share)	(359.4)	(58.2)	(478.8)	(171.3)
Balance, end of period	$4,170.1	$4,014.6	$4,170.1	$4,014.6

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$44.8	$(202.6)	$(210.0)	$474.2
Change in accounting principle	—	—	—	(502.1)
Balance, beginning of period, as adjusted	44.8	(202.6)	(210.0)	(27.9)
Net unrealized gains (losses) on securities, net of tax	48.0	(18.4)	297.8	(186.9)
Net adjustment related to defined benefit pension plans,
net of tax	.8	.6	.3	1.9
Foreign currency translation and other adjustments	(1.6)	2.6	3.8	(4.7)
Balance, end of period	$92.0	$(217.7)	$92.0	$(217.7)

Unallocated ESSOP Shares:
Balance, beginning of period	$(69.4)	$(66.4)	$(73.9)	$(32.4)
ESSOP shares released	2.2	2.3	6.8	5.8
Purchase of unallocated ESSOP shares	—	—	—	(37.4)
Balance, end of period	$(67.1)	$(64.0)	$(67.1)	$(64.0)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$780.6	$477.0
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(16.5)	(18.7)
Premiums and other receivables	(188.3)	(173.2)
Unpaid claims and related items	142.8	148.5
Unearned premiums and other policyholders' liabilities	81.0	103.8
Income taxes	97.1	.8
Prepaid federal income taxes	(8.6)	—
Reinsurance balances and funds	130.5	110.4
Realized investment (gains) losses from actual transactions and impairments	(29.3)	(54.8)
Unrealized investment (gains) losses from changes in fair value
of equity securities	(439.3)	(17.7)
Accounts payable, accrued expenses and other	116.1	21.0
Total	666.2	597.1

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	464.4	758.9
Sales	430.3	222.6
Sales of:
Equity securities	520.6	294.5
Other - net	28.2	13.3
Purchases of:
Fixed maturity securities:
Available for sale	(1,016.4)	(1,027.6)
Equity securities	(430.2)	(432.0)
Other - net	(42.4)	(40.4)
Net decrease (increase) in short-term investments	(132.0)	88.7
Other - net	(1.2)	(6.8)
Total	(178.6)	(128.7)

Cash flows from financing activities:
Issuance of common shares	12.7	12.2
Redemption of debentures and notes	(8.4)	(4.7)
Purchase of unallocated common shares by ESSOP	—	(37.4)
Dividends on common shares (including a special dividend paid in September
2019 of $303.4 and a special dividend declared in December 2017 and paid
in January 2018 of $269.2)	(478.8)	(440.5)
Other - net	(3.7)	(8.6)
Total	(478.3)	(479.1)

Increase (decrease) in cash	9.2	(10.7)
Cash, beginning of period	100.3	125.9
Cash, end of period	$109.6	$115.2

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$41.9	$50.4
Income taxes	$99.0	$97.9

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

d) In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments which will be effective in 2020. The guidance will require immediate recognition of expected credit losses for certain financial instruments including (1) reinsurance recoverables, (2) held to maturity securities and (3) accounts and notes receivable. Additionally, the guidance modifies the impairment model for available for sale fixed maturity securities. The Company is continuing to evaluate the guidance, however does not expect that its adoption will have a material impact on its consolidated financial statements.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Basic earnings per share -
income (loss) available to common stockholders	$202.8	$275.2	$780.6	$477.0
Adjustment for interest expense incurred on
assumed conversion of convertible notes	—	—	—	3.1
Diluted earnings per share -
income (loss) available to common stockholders
after assumed conversion of convertible notes	$202.8	$275.2	$780.6	$480.1

Denominator:
Basic earnings per share -
weighted-average shares (a)	299,894,995	299,006,345	299,740,751	292,565,008
Effect of dilutive securities - stock based
compensation awards	1,489,369	1,367,659	1,293,405	1,381,914
Effect of dilutive securities - convertible notes	—	—	—	7,178,168
Diluted earnings per share -
adjusted weighted-average shares
and assumed conversion of convertible notes (a)	301,384,364	300,374,004	301,034,156	301,125,090
Earnings per share: Basic	$.68	$.92	$2.60	$1.63
Diluted	$.67	$.92	$2.59	$1.59

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	40,000	—	2,238,055	—
Convertible senior notes	—	—	—	—
Total	40,000	—	2,238,055	—
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

The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses directly in shareholders' equity. The Company recognized $- and $2.0 of OTTI adjustments for the quarter and nine months ended September 30, 2019, respectively, and no OTTI adjustments for the same periods of 2018.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
September 30, 2019:
Available for sale:
U.S. & Canadian Governments	$1,695.5	$45.6	$.3	$1,740.8
Corporate	6,698.4	231.5	4.1	6,925.8
	$8,394.0	$277.1	$4.4	$8,666.7

Held to maturity:
Tax-exempt	$1,027.5	$32.8	$.1	$1,060.2

December 31, 2018:
Available for sale:
U.S. & Canadian Governments	$1,535.3	$5.7	$16.5	$1,524.4
Corporate	6,749.6	31.4	122.7	6,658.3
	$8,285.0	$37.1	$139.2	$8,182.8

Held to maturity:
Tax-exempt	$1,044.8	$3.5	$13.7	$1,034.5

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at September 30, 2019:
Available for sale:
Due in one year or less	$860.3	$863.4
Due after one year through five years	5,072.6	5,200.7
Due after five years through ten years	2,428.0	2,566.0
Due after ten years	32.9	36.4
	$8,394.0	$8,666.7

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	310.2	315.6
Due after five years through ten years	717.2	744.6
Due after ten years	—	—
	$1,027.5	$1,060.2

The following tables reflect the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity fixed maturity securities have been in an unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$158.1	$—	$170.0	$.3	$328.1	$.3
Corporate	64.1	2.3	150.9	1.7	215.1	4.1
	$222.2	$2.3	$321.0	$2.0	$543.2	$4.4

Number of available for sale
securities in unrealized
loss position		15		85		100

Held to maturity:
Tax-exempt	$—	$—	$48.4	$.1	$48.4	$.1

Number of held to maturity
securities in unrealized
loss position		—		21		21

December 31, 2018:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$616.7	$8.4	$487.1	$8.1	$1,103.9	$16.5
Corporate	3,440.8	77.9	1,096.4	44.7	4,537.3	122.7
	$4,057.6	$86.4	$1,583.6	$52.8	$5,641.2	$139.2

Number of available for sale
securities in unrealized
loss position		760		335		1,095

Held to maturity:
Tax-exempt	$271.9	$2.3	$407.7	$11.4	$679.7	$13.7

Number of held to maturity
securities in unrealized
loss position		94		145		239

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

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019	$2,989.4	$880.6	$99.4	$3,770.6
December 31, 2018	$3,039.1	$517.3	$175.4	$3,380.9

During the third quarter and first nine months of 2019 and 2018, the Company recognized pretax unrealized investment gains (losses) of $57.3 and $439.3, respectively for 2019, and $128.4 and $17.7, respectively for 2018, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at September 30, 2019 and 2018 were $78.0 and $438.5 for the quarter and first nine months of 2019, respectively, and $137.1 and $67.4 for the quarter and first nine months of 2018, respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of September 30, 2019 and December 31, 2018.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of September 30, 2019:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$943.5	$797.2	$—	$1,740.8
Corporate	—	6,915.3	10.5	6,925.8
Short-term investments	487.4	—	—	487.4
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,060.2	—	1,060.2
Equity securities	$3,768.8	$—	$1.8	$3,770.6

As of December 31, 2018:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$714.0	$810.3	$—	$1,524.4
Corporate	—	6,647.8	10.5	6,658.3
Short-term investments	354.9	—	—	354.9
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,034.5	—	1,034.5
Equity securities	$3,379.2	$—	$1.7	$3,380.9

There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2019.

Investment income is reported net of expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At September 30, 2019, the Company and its subsidiaries had no non-income producing fixed maturity or equity securities.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment income:
Fixed maturity securities	$74.4	$74.4	$224.3	$224.2
Equity securities	36.2	31.5	106.6	91.3
Short-term investments	2.7	2.7	7.6	6.9
Other sources	1.0	1.4	4.4	3.6
Gross investment income	114.4	110.2	343.1	326.2
Investment expenses (a)	1.7	1.4	5.2	4.6
Net investment income	$112.7	$108.7	$337.8	$321.5

Investment gains (losses):
From actual transactions:
Fixed maturity securities:
Gains	$.8	$.5	$4.6	$1.6
Losses	(6.0)	(1.7)	(11.1)	(2.6)
Net	(5.1)	(1.2)	(6.5)	(1.0)
Equity securities:
Gains	42.7	8.6	97.0	61.5
Losses	(29.0)	—	(57.0)	(7.1)
Net	13.6	8.6	40.0	54.4
Other long-term investments, net	(2.2)	—	(2.1)	1.5
Total from actual transactions	6.3	7.3	31.3	54.8
From impairments	—	—	(2.0)	—
From unrealized changes in fair value of equity securities	57.3	128.4	439.3	17.7
Total realized and unrealized investment gains (losses)	63.6	135.7	468.7	72.6
Current and deferred income taxes (credits)(b)	13.5	28.5	98.7	15.2
Net of tax realized and unrealized investment gains (losses)	$50.1	$107.2	$369.9	$57.4

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed maturity securities	$58.2	$(23.4)	$373.6	$(236.4)
Less: Deferred income taxes (credits)	12.1	(5.0)	78.6	(49.8)
	46.0	(18.4)	295.0	(186.6)

Other long-term investments	2.5	—	3.6	(.3)
Less: Deferred income taxes (credits)	.6	—	.8	—
	1.9	—	2.8	(.2)
Net changes in unrealized investment gains (losses),
net of tax	$48.0	$(18.4)	$297.8	$(186.9)
__________

(a)	Investment expenses largely consist of personnel costs and investment management and custody service fees.

(b)	Reflects primarily the combination of fully taxable investment gains or losses and judgments about the recoverability of deferred tax assets.
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

This space left intentionally blank

Summary of changes in aggregate reserves for claims and related costs:

	Nine Months Ended
	September 30,
	2019	2018
Gross reserves at beginning of period	$9,471.2	$9,237.6
Less: reinsurance losses recoverable	3,006.3	2,921.1
Net reserves at beginning of period:
General Insurance	5,766.1	5,471.5
Title Insurance	533.4	559.7
RFIG Run-off	154.5	271.7
Other	10.8	13.5
Sub-total	6,464.9	6,316.4
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,815.9	1,717.4
Title Insurance	71.3	72.0
RFIG Run-off (a)	29.9	43.7
Other	10.9	15.7
Sub-total	1,928.1	1,849.0
Change in provision for insured events of prior years:
General Insurance	(11.1)	7.3
Title Insurance	(18.0)	(27.0)
RFIG Run-off (a)	(6.4)	(19.8)
Other	(3.2)	(3.2)
Sub-total	(38.7)	(42.7)
Total incurred claims and claim adjustment expenses (a)	1,889.3	1,806.2
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	562.2	543.1
Title Insurance	2.2	5.7
RFIG Run-off	2.0	1.6
Other	7.2	10.6
Sub-total	573.8	561.1
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,068.4	959.4
Title Insurance	49.8	44.9
RFIG Run-off	51.3	87.3
Other	2.9	4.7
Sub-total	1,172.5	1,096.4
Total payments	1,746.3	1,657.6
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable:
General Insurance	5,940.1	5,693.8
Title Insurance	534.6	554.0
RFIG Run-off	124.6	206.5
Other	8.3	10.6
Sub-total	6,607.8	6,465.0
Reinsurance losses recoverable	3,209.5	3,017.8
Gross reserves at end of period	$9,817.4	$9,482.9
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

5. Employee Benefit Plans:

The Company had an active pension plan (the "Plan") covering a portion of its work force until December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan had been previously closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retained all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly and year-to-date periods ended September 30, 2019 and 2018 were not material to Old Republic's consolidated statements of income.

6. Information About Segments of Business:

Old Republic is engaged in the single business of insurance underwriting and related services. The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its General Insurance (property and liability insurance), Title Insurance, and the Republic Financial Indemnity Group ("RFIG") Run-off Business. The results of a small life and accident insurance business are included with those of the parent holding company and its internal corporate services subsidiaries. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude investment gains or losses and other-than-temporary impairments as these are aggregated in the consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

This space left intentionally blank

Segmented and Consolidated Results:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General Insurance (a):
Net premiums earned	$870.2	$841.5	$2,551.9	$2,441.3
Net investment income and other income	121.4	116.3	362.8	344.4
Total revenues excluding investment gains (losses)	$991.7	$957.8	$2,914.7	$2,785.7
Segment pretax operating income (loss) (b)	$90.7	$105.1	$285.8	$279.1
Income tax expense (credits) on above	$17.2	$18.0	$54.2	$46.7

Title Insurance:
Net premiums earned	$535.5	$524.5	$1,408.4	$1,402.5
Title, escrow and other fees	138.2	116.2	363.8	341.0
Sub-total	673.8	640.7	1,772.3	1,743.6
Net investment income and other income	10.4	10.0	31.3	29.5
Total revenues excluding investment gains (losses)	$684.3	$650.8	$1,803.7	$1,773.1
Segment pretax operating income (loss) (b)	$72.8	$67.7	$153.7	$158.2
Income tax expense (credits) on above	$15.9	$14.0	$33.0	$33.3

RFIG Run-off Business (a):
Net premiums earned	$14.2	$18.2	$45.8	$59.2
Net investment income and other income	4.2	4.6	13.2	15.4
Total revenues excluding investment gains (losses)	$18.5	$22.8	$59.1	$74.7
Segment pretax operating income (loss)	$7.3	$13.3	$23.9	$38.0
Income tax expense (credits) on above	$1.4	$2.6	$4.6	$7.7

Consolidated Revenues:
Total revenues of above Company segments	$1,694.6	$1,631.5	$4,777.6	$4,633.6
Other sources (c)	43.0	45.7	131.1	127.4
Consolidated investment gains (losses):
Realized from actual transactions and impairments	6.3	7.3	29.3	54.8
Unrealized from changes in fair value of equity securities	57.3	128.4	439.3	17.7
Total realized and unrealized investment gains (losses)	63.6	135.7	468.7	72.6
Consolidation elimination adjustments	(30.3)	(33.2)	(93.0)	(92.8)
Consolidated revenues	$1,771.0	$1,779.7	$5,284.4	$4,740.9

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
above Company segments	$170.9	$186.1	$463.4	$475.4
Other sources - net (c)	17.7	13.1	44.2	27.6
Consolidated investment gains (losses):
Realized from actual transactions and impairments	6.3	7.3	29.3	54.8
Unrealized from changes in fair value of equity securities	57.3	128.4	439.3	17.7
Total realized and unrealized investment gains (losses)	63.6	135.7	468.7	72.6
Consolidated income (loss) before income
taxes (credits)	$252.4	$335.1	$976.3	$575.7

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
of above Company segments	$34.7	$34.7	$91.9	$87.8
Other sources - net (c)	1.3	(3.3)	5.0	(4.4)
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	13.5	28.5	98.7	15.2
Consolidated income tax expense (credits)	$49.5	$59.8	$195.6	$98.6

	September 30,	December 31,
	2019	2018
Consolidated Assets:
General Insurance	$18,018.8	$16,411.4
Title Insurance	1,641.2	1,452.2
RFIG Run-off Business	710.9	736.7
Total assets for the above company segments	20,371.0	18,600.3
Other assets (c)	988.7	1,028.9
Consolidation elimination adjustments	(178.0)	(302.2)
Consolidated assets	$21,181.8	$19,327.1

(a) Results for the Consumer Credit Indemnity ("CCI") run-off business are expected to be immaterial in the remaining run-off periods; effective July 1, 2019 these results are being classified in the General Insurance segment for the third quarter 2019 and all future periods. Previously these results were reflected as part of the RFIG Run-off Business.

(b)
Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $17.7 and $54.1 compared to $17.9 and $49.9 for the quarters and nine months ended September 30, 2019 and 2018, respectively, and Title - $1.4 and $4.4 compared to $1.5 and $4.6 for the quarters and nine months ended September 30, 2019 and 2018, respectively.

(c)	Includes amounts for a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries.

7. Commitments and Contingent Liabilities:

(a) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At September 30, 2019, the Company had no material non-claim litigation exposures in its consolidated business.

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

The Company has made certain elections available under the guidance, primarily regarding lease classification and the treatment of certain lease executory costs resulting in an immaterial effect on the Company’s consolidated financial statements. In determining the lease liability, the Company estimated the discount rate (weighted average 5.55%) for each lease based upon the type of underlying asset and remaining term (weighted average 8.0 years). Total lease costs for the quarter and year-to-date periods ended September 30, 2019 were $17.5 and $54.9, respectively. Fixed lease payments for the same periods were $16.4 and $48.6, respectively.

The following table presents a summary of future undiscounted lease payments as of the dates shown.

									Lease
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Discount	Liability
September 30, 2019	$58.7	48.4	39.7	31.4	22.0	99.1	$299.6	$64.0	$235.6
December 31, 2018	$60.4	48.9	39.5	32.7	24.0	103.6	$309.4

8. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes issued in 2014 and due 2024	$397.2	$441.4	$396.8	$415.6
3.875% Senior Notes issued in 2016 and due 2026	546.1	580.0	545.7	523.3
Other miscellaneous debt	30.4	30.4	38.8	38.8
Total debt	$973.7	$1,051.9	$981.4	$977.9

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

The following table shows a summary of financial liabilities disclosed, but not carried at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
September 30, 2019	$973.7	$1,051.9	$—	$1,021.5	$30.4
December 31, 2018	$981.4	$977.9	$—	$939.0	$38.8

9. Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service ("IRS") could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. The Company is not currently under audit by the IRS and 2016 and subsequent tax years remain open.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarter and Nine Months Ended September 30, 2019 and 2018
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG Run-off Business. A small life and accident insurance business, accounting for 0.3% of consolidated operating revenues for the nine months ended September 30, 2019 and 0.6% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Pretax income (loss)	$252.4	$335.1	-24.7%	$976.3	$575.7	69.6%
Pretax investment gains (losses) included in pretax income (loss)	63.6	135.7	-53.1	468.7	72.6	N/M
Pretax income (loss) excluding investment gains (losses)	$188.7	$199.3	-5.3%	$507.6	$503.0	0.9%

Net income (loss)	$202.8	$275.2	-26.3%	$780.6	$477.0	63.6%
Net of tax investment gains (losses) included in net income (loss)	50.1	107.2	-53.2	369.9	57.4	N/M
Net income (loss) excluding investment gains (losses)	$152.7	$167.9	-9.1%	$410.6	$419.6	-2.1%

Consolidated pretax and net income, exclusive of all investment gains or (losses), for the third quarter and first nine months of 2019 were moderately lower to relatively flat vis-a-vis 2018. Continued growth in net investment income was not sufficient to offset weaker underwriting results in both periods. Overall and per share net income continued to be significantly impacted by the required inclusion since January 1, 2018 of changes in the fair value of equity securities pursuant to GAAP. Please see the information on the following two pages.

FINANCIAL HIGHLIGHTS
	Quarters Ended September 30,			Nine Months Ended September 30,
SUMMARY INCOME STATEMENTS:	2019	2018	% Change	2019	2018	% Change
Revenues:
Net premiums and fees earned	$1,561.7	$1,504.8	3.8%	$4,380.4	$4,255.5	2.9%
Net investment income	112.7	108.7	3.6	337.8	321.5	5.1
Other income	32.9	30.4	8.3	97.4	91.1	6.9
Total operating revenues	1,707.3	1,644.0	3.9	4,815.7	4,668.2	3.2
Investment gains (losses):
Realized from actual transactions	6.3	7.3		31.3	54.8
Realized from impairments	—	—		(2.0)	—
Unrealized from changes in fair value of equity securities	57.3	128.4		439.3	17.7
Total investment gains (losses)	63.6	135.7		468.7	72.6
Total revenues	1,771.0	1,779.7		5,284.4	4,740.9
Operating expenses:
Claim costs	663.7	619.4	7.2	1,905.1	1,820.8	4.6
Sales and general expenses	845.0	815.2	3.7	2,372.0	2,310.0	2.7
Interest and other charges	9.7	9.9	-2.0	30.8	34.3	-10.3
Total operating expenses	1,518.6	1,444.6	5.1%	4,308.0	4,165.2	3.4%
Pretax income (loss)	252.4	335.1		976.3	575.7
Income taxes (credits)	49.5	59.8		195.6	98.6
Net income (loss)	$202.8	$275.2		$780.6	$477.0

COMMON STOCK STATISTICS:
Net income (loss) per share: Basic	$0.68	$0.92		$2.60	$1.63
Diluted	$0.67	$0.92		$2.59	$1.59
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$0.51	$0.56	-8.9%	$1.37	$1.43	-4.2%
Net investment gains (losses):
Realized from actual transactions and impairments	0.02	0.02		0.08	0.15
Unrealized from changes in fair value of equity securities	0.15	0.34		1.15	0.05
Basic net income (loss)	$0.68	$0.92		$2.60	$1.63
Diluted net income (loss) excluding investment gains (losses)	$0.51	$0.56	-8.9%	$1.36	$1.40	-2.9%
Net investment gains (losses):
Realized from actual transactions and impairments	0.01	0.02		0.08	0.14
Unrealized from changes in fair value of equity securities	0.15	0.34		1.15	0.05
Diluted net income (loss)	$0.67	$0.92		$2.59	$1.59
Cash dividends on common stock	$1.2000	$0.1950		$1.6000	$0.5850
Book value per share				$19.31	$17.76	8.7%

Old Republic's business is necessarily managed for the long run. In this context, management's key objectives are to achieve a continuous, long-term improvement in operating results, and ensure balance sheet strength for the primary needs of the basic insurance underwriting and related services business. In this view, the evaluation of periodic and long-term results excludes consideration of all investment gains or (losses). In management's opinion, this focus provides a better way to realistically analyze, evaluate, and establish accountability for the results and benefits that arise from the basic operations of the business. According to the tenets of GAAP, however, net income, which includes all specifically defined investment gains or (losses), is the measure of total profitability.

In management's opinion, the inclusion of realized investment gains or (losses) in net income can mask the fundamental operating results of an insurance business. That's because their realization is, more often than not, highly discretionary. It's usually affected by such randomly occurring factors as the timing of individual securities sales, tax-planning considerations, and modifications of investment management judgments about the direction of securities markets or the prospects of individual investees or industry sectors. Moreover, the inclusion since January 1, 2018 of unrealized investment gains or (losses) in equity (but not fixed maturity) securities required by a new rule of the Financial Accounting Standards Board ("FASB"), can lead to even greater period-to-period fluctuations in reported net income. The impact of the continuous volatility in stock market valuations is most evident in its net of tax effect on net income for the third quarter and first nine months of 2019 and 2018.

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

Continued on the next page

	Major Segmented and Consolidated Elements of Income (Loss)
	Quarters Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
A. Net premiums, fees, and other income:
General insurance	$870.2	$841.5	3.4%	$2,551.9	$2,441.3	4.5%
Title insurance	673.8	640.7	5.2	1,772.3	1,743.6	1.6
Corporate and other	3.3	4.2	-21.9	10.2	11.2	-8.8
Other income	32.9	30.4	8.3	97.4	91.1	6.9
Subtotal	1,580.3	1,517.0	4.2	4,431.9	4,287.4	3.4
RFIG run-off business (c)	14.2	18.2	-21.6	45.8	59.2	-22.6
Consolidated	$1,594.6	$1,535.2	3.9%	$4,477.8	$4,346.7	3.0%

B. Underwriting and related
services income (loss):
General insurance	$19.7	$37.0	-46.7%	$74.6	$78.0	-4.3%
Title insurance	63.3	58.7	7.9	126.1	132.6	-4.8
Corporate and other	(0.3)	(4.0)	90.8	(10.9)	(17.4)	37.5
Subtotal	82.7	91.7	-9.8	189.9	193.2	-1.7
RFIG run-off business (c)	3.0	8.7	-65.2	10.7	22.6	-52.8
Consolidated	$85.7	$100.5	-14.7%	$200.6	$215.8	-7.0%
C. Consolidated underwriting ratio:
Claim ratio	42.5%	41.2%		43.5%	42.8%
Expense ratio	51.9	51.9		51.7	51.9
Composite ratio	94.4%	93.1%		95.2%	94.7%

D. Net investment income:
General insurance	$88.7	$86.1	3.0%	$265.8	$253.8	4.7%
Title insurance	10.2	9.8	4.3	30.8	28.8	6.8
Corporate and other	9.4	8.1	15.2	27.9	23.4	19.3
Subtotal	108.4	104.1	4.1	324.6	306.1	6.0
RFIG run-off business	4.2	4.6	-7.1	13.2	15.4	-14.2
Consolidated	$112.7	$108.7	3.6%	$337.8	$321.5	5.1%
E. Interest and other charges:
General insurance	$17.7	$18.0		$54.6	$52.7
Title insurance	0.7	0.8		3.3	3.2
Corporate and other (a)	(8.7)	(8.9)		(27.1)	(21.6)
Subtotal	9.7	9.9		30.8	34.3
RFIG run-off business	—	—		—	—
Consolidated	$9.7	$9.9	-2.0%	$30.8	$34.3	-10.3%

F. Segmented and consolidated
pretax income (loss) excluding
investment gains (losses):
General insurance	$90.7	$105.1	-13.7%	$285.8	$279.1	2.4%
Title insurance	72.8	67.7	7.6	153.7	158.2	-2.8
Corporate and other	17.7	13.1	35.2	44.2	27.6	60.3
Subtotal	181.4	185.9	-2.5	483.7	464.9	4.0
RFIG run-off business (c)	7.3	13.3	-45.1	23.9	38.0	-37.2
Consolidated	188.7	199.3	-5.3%	507.6	503.0	0.9%
Income taxes (credits) on above (b)	36.0	31.3		96.9	83.4
G. Net income (loss) excluding
investment gains (losses)	152.7	167.9	-9.1%	410.6	419.6	-2.1%
H. Consolidated pretax investment
gains (losses):
Realized from actual transactions
and impairments	6.3	7.3		29.3	54.8
Unrealized from changes in
fair value of equity securities	57.3	128.4		439.3	17.7
Total	63.6	135.7		468.7	72.6
Income taxes (credits) on above	13.5	28.5		98.7	15.2
Net of tax investment gains (losses)	50.1	107.2		369.9	57.4
I. Net income (loss)	$202.8	$275.2		$780.6	$477.0
J. Consolidated operating cash flow				$666.2	$597.1

(a) Includes consolidation/elimination entries. (b) The effective tax rates applicable to pretax income excluding investment gains or losses were 19.1% for both the third quarter and first nine months of 2019, and 15.7% and 16.6% for the third quarter and first nine months of 2018, respectively. (c) See Note (a) in RFIG Run-off Segments Results.

General Insurance Segment Results - The table below reflects the major elements affecting this segment’s financial performance for the periods shown.

	General Insurance Summary Operating Results
	Quarters Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net premiums earned	$870.2	$841.5	3.4%	$2,551.9	$2,441.3	4.5%
Net investment income	88.7	86.1	3.0	265.8	253.8	4.7
Other income	32.7	30.2	8.4	97.0	90.5	7.1
Operating revenues	991.7	957.8	3.5	2,914.7	2,785.7	4.6
Claim costs	634.8	595.0	6.7	1,821.9	1,739.3	4.8
Sales and general expenses	248.4	239.6	3.7	752.2	714.5	5.3
Interest and other charges	17.7	18.0	-2.1	54.6	52.7	3.7
Operating expenses	900.9	852.7	5.7	2,628.9	2,506.6	4.9
Segment pretax operating income (loss) (a)	$90.7	$105.1	-13.7%	$285.8	$279.1	2.4%

Claim ratio	72.9%	70.7%		71.4%	71.2%
Expense ratio	24.8	24.9		25.7	25.6
Composite ratio	97.7%	95.6%		97.1%	96.8%
__________________

(a)
In connection with the combined run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI"), $0.2 and $0.7 of pretax operating income for the third quarter and first nine months of 2018 were retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts historically have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment. Effective July 1, 2019, the results of the CCI run-off business are being classified in the General Insurance Segment for the third quarter 2019 and all future periods.

General insurance underwriting/service profitability, gauged by the composite underwriting ratios, declined in the latest quarter, and was relatively stable for the first nine months of 2019. Revenue-wise earned premiums edged up in low single digits in both of these periods. With few exceptions, premiums grew for most types of coverages and markets served. The largest contributions stemmed principally from commercial automobile (trucking), national accounts, and executive indemnity coverages. The cumulative effects of recent years' and ongoing premium rate increases for most insurance products, other than workers' compensation coverages, along with new business production were main factors in top line growth. Net investment income growth was principally driven by a moderately higher invested asset base with dividends from equity security investments providing the greatest addition.

As the above table shows, the consolidated general insurance ratio of claim costs to net premiums earned remained relatively stable for the first nine months of 2019. As such, it continues to reflect the past several years' fairly consistent downtrends and the effects of claim development portrayed in the following table. Small year-over-year changes in periodic expense ratios are generally reflective of ongoing product mix dynamics, and the variability of attendant sales and general expenses.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2014	77.9%	3.9%	74.0%
2015	74.1	1.5	72.6
2016	73.0	0.3	72.7
2017	71.8	0.7	71.1
2018	72.2%	—%	72.2%
3rd Quarter 2018	70.7%	(1.0)%	71.7%
3rd Quarter 2019	72.9%	(0.5)%	73.4%
1st Nine Months 2018	71.2%	0.3%	70.9%
1st Nine Months 2019	71.4%	(0.4)%	71.8%

Quarterly and annual claim ratios and the trends they display, may not be particularly meaningful indicators of future outcomes for ORI's liability-oriented mix of business and its relatively long claim payment patterns. Absent significant economic and insurance industry dislocations in the foreseeable future, management currently anticipates that annually reported claim ratios should settle within targeted averages in the high 60% to low 70% range. Assuming the current mix of coverages, the overall business is expected to reflect an expense ratio ranging between 23% and 25%, and a resulting composite underwriting ratio ranging between 90% and 95%.

Title Insurance Segment Results - The table below shows the major elements affecting this segment’s financial performance for the periods shown.

	Title Insurance Summary Operating Results
	Quarters Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net premiums and fees earned	$673.8	$640.7	5.2%	$1,772.3	$1,743.6	1.6%
Net investment income	10.2	9.8	4.3	30.8	28.8	6.8
Other income	0.1	0.1	1.0	0.5	0.6	-18.7
Operating revenues	684.3	650.8	5.1	1,803.7	1,773.1	1.7
Claim costs	20.7	15.1	37.3	53.3	45.0	18.4
Sales and general expenses	589.9	567.1	4.0	1,593.3	1,566.6	1.7
Interest and other charges	0.7	0.8	-9.0	3.3	3.2	1.3
Operating expenses	611.4	583.1	4.9	1,650.0	1,614.9	2.2
Segment pretax operating income (loss)	$72.8	$67.7	7.6%	$153.7	$158.2	-2.8%

Claim ratio	3.1%	2.4%		3.0%	2.6%
Expense ratio	87.5	88.5		89.9	89.8
Composite ratio	90.6%	90.9%		92.9%	92.4%

2019 year-over-year comparisons of revenues from title premiums and fees reflect a continued stable market share position. Claim costs trended higher as favorable development of prior years’ claim reserve estimates edged down. The following table shows recent annual and interim periods’ claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2014	5.2%	(0.8)%	6.0%
2015	4.9	(0.6)	5.5
2016	3.8	(1.1)	4.9
2017	0.9	(3.3)	4.2
2018	2.1%	(2.0)%	4.1%
3rd Quarter 2018	2.4%	(1.8)%	4.2%
3rd Quarter 2019	3.1%	(1.0)%	4.1%
1st Nine Months 2018	2.6%	(1.5)%	4.1%
1st Nine Months 2019	3.0%	(1.0)%	4.0%

Net investment income is reflective of both a moderately growing invested asset base, and the overall investment yield environment. The largest portion of investment income growth stemmed from dividends earned from the equity securities portfolio. Operating expenses have remained generally aligned with revenues from premiums and fees for all periods reported upon.

RFIG Run-off Segment Results - The table below reflects the major elements affecting this segment’s financial performance for the periods shown.

	RFIG Run-off Summary Operating Results (a)
	Quarters Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
A. Mortgage Insurance (MI)
Net premiums earned	$14.2	$17.8	-20.0%	$45.5	$58.0	-21.7%
Net investment income	4.2	4.3	-2.5	12.9	14.7	-12.1
Claim costs	7.6	5.5	37.9	24.1	23.3	3.4
MI pretax operating income (loss)	$7.3	$13.2	-44.8%	$22.8	$37.9	-39.8%

Claim ratio	53.6%	31.1%		53.0%	40.2%
Expense ratio	25.1	19.1		25.2	19.9
Composite ratio	78.7%	50.2%		78.2%	60.1%

B. Consumer Credit Indemnity (CCI) (a)
CCI pretax operating income (loss)	$—	$—		$1.0	$0.1

C. Total MI and CCI Run-off business (a)
Segment pretax operating income (loss)	$7.3	$13.3	-45.1%	$23.9	$38.0	-37.2%

__________________

(a)
Segment pretax operating income (loss) includes amounts attributable to the Company's consumer credit indemnity run-off business of $ - and $1.0 for the third quarter and first nine months of 2019, respectively; these amounts were $ - and $0.1 for the third quarter and first nine months of 2018, respectively. Results for the CCI coverages are expected to be immaterial in the remaining run-off periods; effective July 1, 2019, these results are being classified in the General Insurance Segment for the third quarter 2019 and all future periods.

Pretax operating results of the run-off MI business reflect the expected, continuing drop in net earned premiums from declining risk in force, and lower investment income from a smaller invested asset base as claim and expense payments exceed premium receipts.

As indicated in the far right column of the following table, MI claim ratios have generally continued to decline, favorable developments of prior periods' reserves notwithstanding. The downtrend is largely due to a combination of declining new loan defaults, and stable-to-improving cure rates for outstanding delinquent loans.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2014	48.8%	(69.3)%	118.1%
2015	56.4	(65.0)	121.4
2016	34.1	(39.8)	73.9
2017	57.6	(38.3)	95.9
2018	43.2%	(27.0)%	70.2%
3rd Quarter 2018	31.1%	(10.4)%	41.5%
3rd Quarter 2019	53.6%	(14.2)%	67.8%
1st Nine Months 2018	40.2%	(25.7)%	65.9%
1st Nine Months 2019	53.0%	(9.6)%	62.6%

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

	Corporate and Other Summary Operating Results
	Quarters Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net life and accident premiums earned	$3.3	$4.2	-21.9%	$10.2	$11.2	-8.8%
Net investment income	9.4	8.1	15.2	27.9	23.4	19.3
Operating revenues	12.7	12.4	2.2	38.1	34.6	10.1
Claim costs	0.5	3.5	-84.5	6.3	12.6	-49.5
Insurance expenses	0.9	1.3	-28.7	3.5	3.7	-7.6
Corporate, interest and other expenses - net	(6.5)	(5.6)	-16.8	(15.9)	(9.3)	-70.4
Operating expenses	(5.0)	(0.6)	N/M	(6.1)	7.0	-187.3
Corporate and other pretax operating income (loss)	$17.7	$13.1	35.2%	$44.2	$27.6	60.3%

Summary Consolidated Balance Sheet - The table below shows Old Republic's consolidated financial position at the dates shown.

	September 30,	December 31,	September 30,
	2019	2018	2018
Assets:
Cash and fixed maturity securities	$10,291.4	$9,683.0	$9,817.2
Equity securities	3,770.6	3,380.9	3,474.3
Other invested assets	117.7	123.4	128.5
Cash and invested assets	14,179.7	13,187.4	13,420.1
Accounts and premiums receivable	1,687.5	1,499.4	1,643.0
Federal income tax recoverable: Current	0.5	16.8	—
Prepaid federal income taxes	138.5	129.8	114.3
Reinsurance balances recoverable	3,923.7	3,484.5	3,637.2
Deferred policy acquisition costs	333.0	316.3	316.6
Sundry assets	918.6	692.6	670.8
Total assets	$21,181.8	$19,327.1	$19,802.3

Liabilities and Shareholders' Equity:
Policy liabilities	$2,602.0	$2,303.5	$2,450.5
Claim reserves	9,817.4	9,471.2	9,482.9
Federal income tax payable: Current	—	—	3.7
Deferred	171.3	10.3	54.7
Reinsurance balances and funds	759.9	600.4	703.2
Debt	973.7	981.4	981.1
Sundry liabilities	1,063.3	813.7	814.7
Total liabilities	15,387.9	14,180.8	14,491.1
Shareholders' equity	5,793.9	5,146.2	5,311.2
Total liabilities and shareholders' equity	$21,181.8	$19,327.1	$19,802.3

Cash, Invested Assets, and Shareholders' Equity - The table below shows Old Republic's consolidated cash and invested assets as well as shareholders' equity at the dates shown.

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	Sept. 30,	Dec. 31,	Sept. 30,	Sept. '19/	Sept. '19/
	2019	2018	2018	Dec. '18	Sept. '18
Cash and invested assets:
Available for sale fixed maturity securities, cash
and other invested assets, carried at fair value	$9,381.6	$8,761.7	$8,895.2	7.1%	5.5%
Equity securities, carried at fair value	3,770.6	3,380.9	3,474.3	11.5	8.5
Held to maturity, carried at amortized cost	1,027.5	1,044.8	1,050.5	-1.7	-2.2
Total per balance sheet	$14,179.7	$13,187.4	$13,420.1	7.5%	5.7%
Total at cost for all	$13,126.2	$12,950.6	$12,886.1	1.4%	1.9%

Shareholders' equity: Total	$5,793.9	$5,146.2	$5,311.2	12.6%	9.1%
Per common share	$19.31	$17.23	$17.76	12.1%	8.7%

Composition of shareholders' equity per share:
Equity before items below	$16.95	$17.04	$16.76	-0.5%	1.1%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	2.36	0.19	1.00
Total	$19.31	$17.23	$17.76	12.1%	8.7%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$17.70	$15.73	$16.26	12.5%	8.9%
RFIG run-off segment	1.61	1.50	1.50
Consolidated total	$19.31	$17.23	$17.76	12.1%	8.7%

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

As of September 30, 2019, the consolidated investment portfolio reflected an allocation of approximately 73% to fixed-maturity (bonds and notes) and short-term investments, and 27% to equity securities (common stock). The size of the fixed-maturity security portfolio has not changed significantly over the past six years. It's been relatively fixed as a basic anchor for the insurance underwriting subsidiaries' obligations. The maturities are stratified and conservatively matched to the expected timing of future years' payments of those obligations. The asset quality has remained at high levels.

Since 2013, most of ORI's investable funds have been directed toward the purchase of high-quality equity securities of U.S. companies. We favor the securities of issuers with long-term records of reasonable earnings growth and steadily increasing dividends. As a result, dividends from equity securities have been the greatest source of investment income growth in recent years. The portfolio (currently limited to fewer than 100 issues) is also structured to contribute a measure of capital appreciation over time. Periodic stress tests of the equities portfolio are made pursuant to enterprise risk management controls. Their purpose is to gain reasonable assurance that periodic downdrafts in market prices, as typically occur in economic depression or recessionary conditions, would not seriously undermine ORI's financial strength and the long-term continuity and prospects of the business.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income excluding net investment gains (losses), realized and unrealized investment gains (losses), and dividend payments to shareholders.

	Shareholders' Equity Per Share
	Quarter			Year
	Ended	Nine Months Ended		Ended
	Sept. 30,	September 30,		Dec. 31,
	2019	2019	2018	2018
Beginning balance	$19.68	$17.23	$17.72	$17.72
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	0.51	1.37	1.43	1.89
Net of tax realized investment gains (losses):
From actual transactions	0.02	0.09	0.15	0.16
From impairments	—	(0.01)	—	—
Subtotal	0.02	0.08	0.15	0.16
Net of tax unrealized investment gains (losses) on
securities carried at fair value:
Reported in net income (loss)	0.15	1.15	0.05	(0.79)
Reported as other comprehensive income (loss)	0.16	0.99	(0.62)	(0.59)
Subtotal	0.31	2.14	(0.57)	(1.38)
Total net of tax realized and unrealized
investment gains (losses)	0.33	2.22	(0.42)	(1.22)
Cash dividends (a)	(1.2000)	(1.6000)	(0.5850)	(0.7800)
Debt conversion, stock issuance, and other	(0.01)	0.09	(0.38)	(0.38)
Net change	(0.37)	2.08	0.04	(0.49)
Ending balance	$19.31	$19.31	$17.76	$17.23
Percentage change for the period	-1.9%	12.1%	0.2%	-2.8%
__________________
(a) The third quarter and first nine months of 2019 includes a special cash dividend of $1.00 per share paid in September of this year.

Capitalization - The following table shows that ORI’s total capitalization has risen over the past fiscal twelve months ended September 30, 2019 due to continued growth of the shareholders' equity account.

	Capitalization
	September 30,	December 31,	September 30,
	2019	2018	2018
Debt:
4.875% Senior Notes due 2024	$397.2	$396.8	$396.6
3.875% Senior Notes due 2026	546.1	545.7	545.5
Other miscellaneous debt	30.4	38.8	38.8
Total debt	973.7	981.4	981.1
Common shareholders' equity	5,793.9	5,146.2	5,311.2
Total capitalization	$6,767.6	$6,127.6	$6,292.3

Capitalization ratios:
Debt	14.4%	16.0%	15.6%
Common shareholders' equity	85.6	84.0	84.4
Total	100.0%	100.0%	100.0%

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

FINANCIAL POSITION

The Company's financial position at September 30, 2019 reflected increases in assets, liabilities and common shareholders' equity of 9.6%, 8.5% and 12.6%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 66.9% and 68.2% of consolidated assets as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, the cash, accrued investment income, and invested asset base increased by 7.5% to $14,179.7.

Investments - During the first nine months of 2019 and 2018, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both September 30, 2019 and December 31, 2018, approximately 99% of the Company's investments consisted of marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At September 30, 2019, the Company had no fixed maturity investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	September 30,	December 31,
	2019	2018
Aaa	22.7%	20.9%
Aa	12.8	12.8
A	30.9	31.5
Baa	29.0	29.1
Total investment grade	95.4	94.3
All other (b)	4.6	5.7
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

September 30, 2019	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$46.9		$2.9
Natural Gas	14.4		.5
Basic Industry	11.7		.1
Industrial	15.4		.1
Other (includes 2 industry groups)	10.7		—
Total	$99.4	(c)	$3.9
__________

(c)	Represents 1.1% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

September 30, 2019	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
U.S. Governments & Agencies	$302.4		$.2
Municipals	48.5		.1
Canadian Governments	26.0		—
Banking	8.4		—
Other (includes 14 industry groups)	111.3		.1
Total	$496.9	(d)	$.6
__________

(d)	Represents 5.3% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

September 30, 2019	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$335.3		$60.5
Consumer Staples	103.5		21.9
Industrial	70.2		5.4
Health Care	80.2		3.8
Other (includes 4 industry groups)	170.4		7.7
Total	$759.8	(e)	$99.4	(f)
__________

(e)	Represents 25.4% of the total equity securities portfolio.

(f)	Represents 3.3% of the cost of the total equity securities portfolio, while gross unrealized gains represent 29.5% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
September 30, 2019	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$236.1	$10.7	$.4	$—
Due after one year through five years	286.4	25.0	1.2	.9
Due after five years through ten years	71.3	63.6	2.9	2.9
Due after ten years	2.4	—	—	—
Total	$596.3	$99.4	$4.5	$3.9

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
September 30, 2019	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	$2.2	$—	$—	$2.2
Seven to twelve months	.1	—	—	.1
More than twelve months	2.2	—	—	2.2
Total	$4.5	$—	$—	$4.5

Number of Issues in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	14	—	—	14
Seven to twelve months	1	—	—	1
More than twelve months	106	—	—	106
Total	121	—	—	121	(g)
__________

(g)	At September 30, 2019 the number of issues in an unrealized loss position represent 6.5% of the total number of such fixed maturity issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's cost. The percentage reduction from such cost reflects the decline as of a specific point in time (September 30, 2019 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	September 30,	December 31,
	2019	2018
Maturity Ranges:
Due in one year or less	9.1%	7.0%
Due after one year through five years	57.1	51.6
Due after five years through ten years	33.4	40.7
Due after ten years	.4	.7
Total	100.0%	100.0%

Average Maturity in Years	4.1	4.5
Duration (h)	3.6	4.1
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.6 as of September 30, 2019 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.6%.

Composition of Unrealized Gains (Losses)

	September 30,	December 31,
	2019	2018
Available for Sale Fixed Maturity Securities:
Amortized cost	$8,394.0	$8,285.0
Estimated fair value	8,666.7	8,182.8
Net unrealized gains (losses)	$272.7	$(102.1)

Components of net unrealized gains (losses):
Gross unrealized gains	$277.1	$37.1
Gross unrealized losses	(4.4)	(139.2)
Net unrealized gains (losses)	$272.7	$(102.1)

Equity Securities:
Original cost	$2,989.4	$3,039.1
Estimated fair value	3,770.6	3,380.9
Net unrealized gains (losses)(i)	$781.2	$341.8

Components of net unrealized gains (losses):
Gross unrealized gains	$880.6	$517.3
Gross unrealized losses	(99.4)	(175.4)
Net unrealized gains (losses)(i)	$781.2	$341.8
___________

(i)	Unrealized gains and losses from changes in fair value of equity securities are included in total realized and unrealized investment gains (losses) in the consolidated statements of income.

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

Capitalization - Old Republic's total capitalization of $6,767.6 at September 30, 2019 consisted of debt of $973.7 and common shareholders' equity of $5,793.9. Changes in the common shareholders' equity account reflect primarily net income for the period then ended, changes in the fair value of fixed maturity securities and dividend payments. At September 30, 2019, the Company's consolidated debt to equity ratio was 16.8%.

Old Republic has paid a cash dividend without interruption since 1942 (78 years), and it has raised the annual cash dividend payout for each of the past 38 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries. In September 2019, the Company paid a special cash dividend of $1.00 per share.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2016	$2,936.3	$2,206.6	$170.0	$20.1	$5,333.2	3.0%
2017	3,110.8	2,287.2	122.9	18.8	5,539.7	3.9
2018	3,277.1	2,336.1	75.9	14.6	5,703.9	3.0
Nine Months Ended September 30:
2018	2,441.3	1,743.6	59.2	11.2	4,255.5	3.9
2019	2,551.9	1,772.3	45.8	10.2	4,380.4	2.9
Quarters Ended September 30:
2018	841.5	640.7	18.2	4.2	1,504.8	5.0
2019	$870.2	$673.8	$14.2	$3.3	$1,561.7	3.8%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2016	33.7%	36.5%	4.3%	7.4%	5.6%	12.5%
2017	34.6	33.6	4.9	7.6	6.3	13.0
2018	36.8	31.1	5.3	7.7	6.2	12.9
Nine Months Ended September 30:
2018	36.4	31.2	5.3	7.7	6.2	13.2
2019	37.3	29.1	6.1	7.5	6.6	13.4
Quarters Ended September 30:
2018	36.9	30.6	5.3	7.7	6.0	13.5
2019	37.1%	28.3%	6.5%	7.5%	6.5%	14.1%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2016	27.9%	72.1%
2017	26.9	73.1
2018	26.1	73.9
Nine Months Ended September 30:
2018	26.2	73.8
2019	28.0	72.0
Quarters Ended September 30:
2018	25.3	74.7
2019	28.0%	72.0%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2016	$157.1	$154.1	77.7%	72.8%
2017	110.4	109.8	77.9	78.2
2018	74.4	74.4	79.7	76.3
Nine Months Ended September 30:
2018	58.0	58.0	78.5	74.9
2019	45.5	45.5	80.8%	84.8%
Quarters Ended September 30:
2018	17.8	17.8
2019	$14.2	$14.2

The Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 7.4% of total net risk in force as of September 30, 2019, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2016	$4,987.9	$359.5	$20.5	$5,367.9
2017	3,888.0	292.4	12.1	4,192.6
2018	3,098.3	235.3	11.2	3,345.0
As of September 30:
2018	3,254.9	246.1	11.2	3,512.3
2019	$2,621.3	$208.3	$3.6	$2,833.3

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2016	7.2%	30.5%	61.5%	.8%
2017	7.5	31.5	60.2	.8
2018	7.9	32.2	59.1	.8
As of September 30:
2018	7.8	32.0	59.4	.8
2019	8.2%	32.8%	58.2%	.8%

Bulk(a):
As of December 31:
2016	29.9%	32.0%	38.0%	.1%
2017	31.8	31.7	36.3	.2
2018	33.6	31.5	34.8	.1
As of September 30:
2018	33.4	31.4	35.0	.2
2019	33.8%	31.4%	34.7%	.1%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0% and below	LTV 85.01% to 90.0%	LTV 90.01% to 95.0%	LTV Greater than 95.0%

Traditional Primary(b):
As of December 31:
2016	3.8%	32.1%	30.6%	33.5%
2017	4.0	30.9	30.5	34.6
2018	4.1	30.7	29.7	35.5
As of September 30:
2018	4.0	30.3	30.2	35.5
2019	4.2%	30.9%	28.8%	36.1%

Bulk(a):
As of December 31:
2016	46.5%	29.0%	12.3%	12.2%
2017	45.3	29.9	12.6	12.2
2018	43.4	30.9	13.1	12.6
As of September 30:
2018	43.4	30.9	13.1	12.6
2019	43.0%	31.2%	13.2%	12.6%
__________

(a)	Bulk pool risk in-force, which represented 7.5% of total bulk risk in-force at September 30, 2019 has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2016	6.4%	7.8%	6.0%	5.8%	4.8%	4.6%	4.4%	4.4%	3.6%	3.8%
2017	5.9	8.1	6.0	6.1	4.8	4.4	4.3	4.6	3.7	4.2
2018	5.5	8.5	6.0	6.4	4.9	4.1	4.3	4.8	3.8	4.6
As of September 30:
2018	5.6	8.4	6.0	6.4	4.8	4.2	4.3	4.8	3.8	4.5
2019	5.2%	8.7%	6.1%	6.7%	5.0%	3.9%	4.2%	5.0%	3.9%	4.8%

		Bulk (a)
	TX	FL	GA	IL	CA	NC	PA	NY	OH	MD
As of December 31:
2016	5.3%	8.6%	4.9%	4.2%	12.4%	2.5%	3.7%	7.4%	4.2%	2.6%
2017	5.4	8.3	5.1	4.4	12.4	2.5	3.8	7.8	4.4	2.7
2018	5.6	8.2	5.4	4.6	12.4	2.7	4.0	7.1	4.7	2.8
As of September 30:
2018	5.6	8.2	5.3	4.6	12.2	2.7	3.9	7.2	4.7	2.8
2019	5.5%	8.0%	5.6%	4.7%	12.5%	2.7%	3.7%	7.4%	4.9%	2.9%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2016	92.4%	7.6%
2017	92.3	7.7
2018	92.2	7.8
As of September 30:
2018	92.2	7.8
2019	92.1%	7.9%

Bulk (a):
As of December 31:
2016	68.0%	32.0%
2017	69.4	30.6
2018	71.8	28.2
As of September 30:
2018	71.7	28.3
2019	71.9%	28.1%
__________

(a)	Bulk pool risk in-force, which represented 7.5% of total bulk risk in-force at September 30, 2019, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2016	97.2%	2.8%
2017	97.2	2.8
2018	97.2	2.8
As of September 30:
2018	97.2	2.8
2019	97.1%	2.9%

Bulk (a):
As of December 31:
2016	71.3%	28.7%
2017	70.1	29.9
2018	68.6	31.4
As of September 30:
2018	69.1	30.9
2019	68.1%	31.9%
__________

(a)	Bulk pool risk in-force, which represented 7.5% of total bulk risk in-force at September 30, 2019, has been allocated pro-rata based on insurance in-force.

The Company's consumer credit indemnity ("CCI") earned premiums and related risk in force reflect a generally declining trend largely due to a discontinuation of active sales efforts since 2008 and from the elimination of a major bank as a source of significant premiums and claims in the third quarter of 2017. The following table shows CCI net premiums earned during the indicated periods and the maximum calculated risk in force at the end of the respective periods. Net earned premiums include additional premium adjustments arising from the variable claim experience of individual policies subject to retrospective rating plans. Risk in force reflects estimates of the maximum risk exposures at the inception of individual policies adjusted for cumulative claim costs and the lower outstanding loan balances attributed to such policies through the end of the periods shown below. Results for the CCI coverages are expected to be immaterial in the remaining run-off periods; effective July 1, 2019, these results are being classified in the General Insurance segment for the third quarter 2019 and all future periods.

	Net CCI Earned Premiums	Risk in Force
Years Ended December 31:
2016	$15.8	$699.7
2017	13.0	140.9
2018	1.5	70.1
Nine Months Ended September 30:
2018	1.2	121.9
2019	.5	$56.1
Quarters Ended September 30:
2018	.2
2019	$—

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2017	$9,702.7	$1,106.2	$545.9	$1,206.9	$12,561.9	$756.1	$13,318.0
2018	10,162.3	1,105.6	583.6	904.3	12,755.9	238.6	12,994.6
As of September 30:
2018	10,083.6	1,100.4	612.3	878.0	12,674.3	536.6	13,211.0
2019	$10,493.0	$1,137.9	$519.5	$770.7	$12,921.2	$1,054.1	$13,975.4
__________

(a) These balances include fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2016	$312.1	$36.2	$23.2	$15.4	$387.0	3.34%	3.23%
2017	318.9	37.3	21.7	31.4	409.4	3.32	3.14
2018	341.0	38.8	20.1	31.7	431.8	3.41	3.28
Nine Months Ended
September 30:
2018	253.8	28.8	15.4	23.4	321.5	3.40	3.23
2019	265.8	30.8	13.2	27.9	337.8	3.51	3.34
Quarters Ended
September 30:
2018	86.1	9.8	4.6	8.1	108.7	3.46	3.33
2019	$88.7	$10.2	$4.2	$9.4	$112.7	3.48%	3.24%

Revenues: Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; for the first nine months of 2019 and 2018, 51.9% and 77.3%, respectively, of all such dispositions resulted from these occurrences.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Miscel- laneous Investments	Total	Fixed Maturity Securities	Miscel- laneous Investments	Total		Investment Gains (Losses)
Years Ended
December 31:
2016	$7.8	$69.9	$77.8	$(4.9)	$—	$(4.9)	$—	$72.8
2017	16.6	194.9	211.6	—	—	—	—	211.6
2018	(4.8)	63.1	58.2	—	—	—	(293.8)	(235.6)
Nine Months Ended
September 30:
2018	(1.0)	55.9	54.8	—	—	—	17.7	72.6
2019	(6.5)	37.8	31.3	(2.0)	—	(2.0)	439.3	468.7
Quarters Ended
September 30:
2018	(1.2)	8.5	7.3	—	—	—	128.4	135.7
2019	$(5.1)	$11.4	$6.3	$—	$—	$—	$57.3	$63.6

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of September 30, 2019 and December 31, 2018:

	Claim and Loss Adjustment Expense Reserves
	September 30, 2019		December 31, 2018
	Gross	Net	Gross	Net

Workers' compensation	$4,925.1	$3,100.0	$4,864.4	$3,090.0
General liability	1,205.0	579.5	1,117.7	556.1
Commercial automobile (mostly trucking)	1,865.4	1,354.1	1,675.2	1,264.9
Other coverages	899.4	658.6	870.6	624.5
Unallocated loss adjustment expense reserves	250.0	247.7	237.5	230.4
Total general insurance reserves	9,145.1	5,940.1	8,765.6	5,766.1
Title	534.6	534.6	533.4	533.4
RFIG Run-off	124.6	124.6	154.5	154.5
Life and accident	13.0	8.3	17.7	10.8
Total claim and loss adjustment expense reserves	$9,817.4	$6,607.8	$9,471.2	$6,464.9
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$106.8	$74.5	$105.8	$74.4
% of total general insurance reserves	1.2%	1.3%	1.2%	1.3%

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

	September 30,	September 30,	December 31,	December 31,
	2019	2018	2018	2017
Estimated reduction in beginning reserve	$3.2	$19.0	$19.0	$29.6
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	.3	.7	.9	6.2
Prior year	(1.2)	(12.6)	(12.3)	(3.7)
Sub-total	(.9)	(11.9)	(11.4)	2.5
Estimated rescission reduction in paid claims	(.7)	(3.5)	(4.4)	(13.1)
Estimated reduction in ending reserve	$1.6	$3.6	$3.2	$19.0

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

A summary of changes in aggregate reserves for claims and related costs is included in Note 4 of the Consolidated Financial Statements.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2016	73.0%	3.8%	60.4%	44.0%
2017	71.8	.9	160.9	44.7
2018	72.2	2.1	39.4	43.1
Nine Months Ended September 30:
2018	71.2	2.6	40.2	42.8
2019	71.4	3.0	51.2	43.5
Quarters Ended September 30:
2018	70.7	2.4	31.2	41.2
2019	72.9%	3.1%	53.6%	42.5%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2016	73.0%	79.4%	76.1%	45.5%	60.9%	77.5%	62.2%
2017	71.8	76.8	75.5	62.1	59.3	73.1	59.0
2018	72.2	79.3	70.7	73.8	62.8	68.9	60.1
Nine Months Ended
September 30:
2018	71.2	77.9	71.8	65.7	58.5	67.8	59.4
2019	71.4	81.5	65.2	63.4	63.5	72.1	62.8
Quarters Ended
September 30:
2018	70.7	79.0	69.4	57.8	57.5	61.4	61.3
2019	72.9%	85.6%	55.4%	73.1%	61.6%	77.7%	71.7%

The general insurance ratio of claim costs to net premiums earned remained relatively stable for the first nine months of 2019. As such, it continues to reflect the past several years' fairly consistent downtrends and the effects of claim development. The group experienced (favorable) unfavorable development of prior years' reserves of (0.5) and (0.4) percentage points for the third quarter and first nine months of 2019, respectively, compared to (1.0) and 0.3 percentage points for the same respective periods of 2018.

Unfavorable asbestos and environmental ("A&E") claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.3 years (gross) and 5.9 years (net of reinsurance) as of September 30, 2019 and 4.3 years (gross) and 5.0 years (net of reinsurance) as of December 31, 2018. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

Incurred net losses for A&E claims have averaged .2% of general insurance group net incurred losses for the five years ended December 31, 2018.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Claim costs trended slightly higher as favorable development of prior years' claim reserve estimates edged down. This favorable development of reserves established in prior years reduced the claim ratio by 1.0 percentage points in both the third quarter and first nine months of 2019 and 1.8 and 1.5 percentage points for the same respective periods of 2018.

The reported RFIG Run-off mortgage guaranty incurred claim ratios reflect favorable development of 14.2 and 9.6 percentage points in this year's third quarter and first nine months, respectively. This compares to 10.4 and 25.7 percentage points of favorable development for the respective 2018 periods.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2016	$45,478	$48,158	10.53%	25.78%	$1.4
2017	47,267	51,446	10.52	23.31	13.1
2018	47,055	54,809	9.38	16.94	4.4
Nine Months Ended September 30:
2018	47,308	55,949	9.27	17.45	3.5
2019	49,633	57,512	9.03%	15.40%	.7
Quarters Ended September 30:
2018	45,624	54,448			.8
2019	$51,939	$57,195			$.2
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2016	9.1%	11.8%	8.7%	10.7%	6.1%	8.3%	12.7%	12.8%	23.5%	8.6%
2017	11.4	15.6	8.3	10.1	6.0	8.1	12.0	11.5	19.6	8.4
2018	10.0	9.8	7.7	8.7	5.8	9.5	11.4	10.5	14.3	7.9
As of September 30:
2018	9.4	10.2	7.3	8.7	5.5	8.9	10.8	10.9	14.6	7.6
2019	10.1%	7.9%	8.1%	8.1%	5.9%	9.5%	11.1%	10.4%	11.0%	7.2%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	OH	NY
As of December 31:
2016	20.3%	33.7%	19.6%	23.6%	29.1%	22.9%	28.1%	35.8%	14.1%	53.3%
2017	20.3	34.2	17.8	21.5	26.4	19.7	25.3	24.8	15.0	44.2
2018	14.5	23.5	14.5	19.1	13.0	17.3	21.0	16.0	12.4	32.3
As of September 30:
2018	13.6	24.7	14.5	20.6	13.4	19.1	21.6	16.1	13.7	33.8
2019	11.1%	19.8%	12.9%	15.4%	9.4%	17.0%	19.1%	13.6%	14.6%	30.5%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2016	9.8%	13.4%	9.1%	11.3%	9.3%	8.5%	13.5%	13.5%	25.6%	27.7%
2017	12.1	16.9	8.8	10.6	9.2	8.4	12.8	12.0	21.1	25.0
2018	10.4	10.6	8.1	9.2	6.8	9.7	12.0	10.7	15.3	21.3
As of September 30:
2018	9.7	11.2	7.7	9.2	6.6	9.2	11.5	11.1	15.7	22.1
2019	10.2%	8.7%	8.4%	8.4%	6.4%	9.6%	11.7%	10.5%	11.9%	19.3%
__________

(b)	As determined by risk in force as of September 30, 2019, these 10 states represent approximately 53.5%, 57.9%, and 53.4%, of traditional primary, bulk, and total risk in force, respectively.

The following table shows CCI claims related trends for the periods shown:

					Reported Delinquency Ratio at End of Period	Claim Rescissions and Denials
	CCI Claim Costs (a)
	Paid		Incurred
	Amount	Ratio (b)	Amount	Ratio (b)
Years Ended
December 31:
2016	$11.7	74.0%	$50.0	315.9%	2.0%	$10.1
2017	304.2	N/M	134.5	N/M	2.6	5.7
2018	31.6	N/M	(2.2)	N/M	1.7	.4
Nine Months Ended
September 30:
2018	(.2)	(22.9)	.5	42.1	2.4	.3
2019	(1.3)	(239.6)	(.7)	(134.7)	1.9%	—
Quarters Ended
September 30:
2018	.1	37.6	.1	36.3		—
2019	$(.4)	(228.7)%	$(.1)	(70.3)%		$—
__________

(a)
Results for the CCI coverages are expected to be immaterial in the remaining run-off periods; effective July 1, 2019, these results are being classified in the General Insurance segment for the third quarter 2019 and all future periods.

(b)
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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2016	24.8%	87.9%	12.2%	50.6%
2017	25.5	90.0	16.6	52.0
2018	25.0	90.0	21.5	51.6
Nine Months Ended September 30:
2018	25.6	89.8	21.6	51.9
2019	25.7	89.9	25.5	51.7
Quarters Ended September 30:
2018	24.9	88.5	20.8	51.9
2019	24.8%	87.5%	25.1%	51.9%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2016	97.8%	91.7%	72.6%	94.6%
2017	97.3	90.9	177.5	96.7
2018	97.2	92.1	60.9	94.7
Nine Months Ended September 30:
2018	96.8	92.4	61.8	94.7
2019	97.1	92.9	76.7	95.2
Quarters Ended September 30:
2018	95.6	90.9	52.0	93.1
2019	97.7%	90.6%	78.7%	94.4%

Expenses: Income Taxes

The effective consolidated income tax rates were 19.6% and 20.0% in the third quarter and first nine months of 2019, compared to 17.9% and 17.1% in the third quarter and first nine months of 2018. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income and adjustments regarding the recoverability of deferred tax assets.

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

The General Insurance, Title Insurance, Corporate and Other Segments, and the RFIG Run-off business maintain customer information and rely upon technology platforms to conduct their business. As a result, each of them and the Company are exposed to cyber risk. Many of the Company's operating subsidiaries, maintain separate IT systems which are deemed to reduce enterprise-wide risks of potential cybersecurity incidents. However, given the potential magnitude of a significant breach, the Company continually evaluates on an enterprise-wide basis its IT hardware, security infrastructure and business practices to respond to these risks and to detect and remediate in a timely manner significant cybersecurity incidents or business process interruptions.

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

Old Republic's market risk exposures at September 30, 2019, have not materially changed from those identified in the Company's 2018 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2019, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2018 Annual report on Form 10-K.

Item 6 - Exhibits

(a) Exhibits

31.1	Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title
18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18,
United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Republic International Corporation
(Registrant)
Date:	November 1, 2019

/s/ Karl W. Mueller

Karl W. Mueller Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title
18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title
18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase