Form 10-K
period 2019-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2020-02-28
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes: ☒ No: ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes: ☐  No: ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐  No: ☒
The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Mercantile Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 28, 2019, the last day of the registrant's most recently completed second fiscal quarter, was $6,262,651,216.
The registrant had 303,792,662 shares of Common Stock outstanding as of January 31, 2020.
Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy statement for the 2020 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 110)	III, Items 10, 11, 12, 13 and 14 IV, Item 15
______________________________________
There are 111 pages in this report

PART I

Item 1 - Business

(a) General Description of Business. Old Republic International Corporation is a Chicago based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely, it's General Insurance (property and liability insurance), Title Insurance, and the Republic Financial Indemnity Group ("RFIG") Run-off Business. References herein to such groups apply to the Company's subsidiaries engaged in these respective segments of business. The results of a small life and accident insurance business are included within the corporate and other caption of this report. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

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

Financial Information Relating to Segments of Business (a) ($ in Millions)

Revenues (b)
Years Ended December 31:	2019	2018	2017
General (e)	$3,920.8	$3,739.4	$3,531.6
Title	2,531.3	2,375.4	2,325.0
Corporate & Other - net (c)	48.5	46.3	50.1
Subtotal	6,500.7	6,161.3	5,906.8
RFIG Run-off (e)	76.8	96.1	144.6
Subtotal	6,577.6	6,257.4	6,051.5
Consolidated investment gains (losses) (b)	636.1	(235.6)	211.6
Consolidated	$7,213.7	$6,021.8	$6,263.1

Pretax Income (Loss)
Years Ended December 31:	2019	2018	2017
General (e)	$370.2	$363.9	$340.3
Title	230.8	219.3	237.1
Corporate & Other - net (c)	54.8	40.4	9.9
Subtotal	655.9	623.8	587.3
RFIG Run-off (e)	30.3	49.9	(73.5)
Subtotal	686.2	673.7	513.8
Consolidated investment gains (losses)	636.1	(235.6)	211.6
Consolidated	$1,322.4	$438.1	$725.4

Assets
As of December 31:	2019	2018	2017
General	$17,870.0	$16,411.4	$16,055.5
Title	1,695.0	1,452.2	1,466.0
Corporate & Other - net (c)	896.0	726.7	1,076.8
Subtotal	20,461.1	18,590.3	18,598.4
RFIG Run-off	615.1	736.7	805.0
Consolidated	$21,076.3	$19,327.1	$19,403.5

Shareholders' Equity (d)
As of December 31:	2019	2018	2017
General (d)	$3,635.1	$3,024.6	$3,179.9
Title (d)	821.1	673.6	641.8
Corporate & Other - net (c)	1,061.3	1,001.2	489.8
Subtotal	5,517.6	4,699.5	4,311.7
RFIG Run-off	482.5	446.7	421.6
Consolidated	$6,000.1	$5,146.2	$4,733.3

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

(d)
Shareholders' equity excludes intercompany financing arrangements for the following segments: General - $1,250.6, $1,222.1, and $1,097.1 as of December 31, 2019, 2018, and 2017, respectively; Title - $62.9, $87.9, and $97.9 as of December 31, 2019, 2018, and 2017, respectively.

(e)
Results for the Consumer Credit Indemnity ("CCI") coverages are expected to be immaterial in the remaining run-off periods. Effective July 1, 2019, these results have been reclassified to the General Insurance Segment for all future periods. Previously these results were reflected as part of the RFIG Run-off business.

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
______
(Parenthetical dates refer to the year(s) when Old Republic's Companies began underwriting the coverages)
______

Commercial automobile, general liability and workers' compensation insurance policy coverages are typically produced in tandem for many assureds. For 2019, production of commercial automobile direct insurance premiums accounted for approximately 34.2% of consolidated General Insurance Group direct premiums written, while workers' compensation and general liability direct premium production amounted to approximately 28.4% and 13.9%, respectively, of such consolidated totals.

Approximately 92% of general insurance premiums are produced through independent agency or brokerage channels, while the remaining 8% is obtained through direct production facilities.

Title Insurance Group

Old Republic's flagship title insurance company was founded in 1907. The Title Insurance Group's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2019, approximately 27% of the Company's consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries of the Company), while the remaining 73% emanated from independent title agents and underwritten title companies.

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

Republic Financial Indemnity Group (RFIG) Run-off Business
Historically, Old Republic's RFIG run-off business consisted of its mortgage guaranty and CCI operations. Results for the CCI coverages are expected to be immaterial in the remaining run off periods. Effective July 1, 2019, these results have been reclassified to the General Insurance segment for all future periods.
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

During 2011, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC") and its sister company Republic Mortgage Guaranty Insurance Corporation ("RMGIC"), discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. RMIC has continually evaluated the potential long-term underwriting performance of the run-off book of business based on various modeling techniques. The resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, a long-used standard model of forecasted results indicates that underwriting performance of the book of business should be positive over the run-off period assumed to extend through 2023, though there is no guaranty of such an outcome.

As of December 31, 2019, RFIG's mortgage insurance subsidiaries had total statutory capital, inclusive of a contingency reserve of $352.5 million, of $473.3 million.
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

Corporate and Other Operations

Corporate and other operations include the accounts of a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries that perform cash and investment management, payroll, administrative and marketing services. The life and accident business registered net premium revenues of $13.4 million, $14.6 million, and $18.8 million in 2019, 2018 and 2017, respectively. Life and accident business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic's general insurance operations. Production of term life insurance, accounting for net premiums earned of $5.7 million, $6.8 million, and $7.1 million in 2019, 2018 and 2017, respectively, was terminated and placed in run off as of year-end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company's insurance segments.

	($ in Millions)
Years Ended December 31:	2019	2018	2017
General Insurance Group:
Overall Experience:
Net Premiums Earned	$3,432.4	$3,277.1	$3,110.8
Claim Ratio	71.8%	72.2%	71.8%
Expense Ratio	25.7	25.0	25.5
Composite Ratio	97.5%	97.2%	97.3%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$1,279.4	$1,206.1	$1,076.3
Claim Ratio	84.0%	79.3%	76.8%

Workers' Compensation:
Net Premiums Earned	$999.2	$1,018.5	$1,045.2
Claim Ratio	63.2%	70.7%	75.5%

General Liability:
Net Premiums Earned	$227.4	$203.6	$195.2
Claim Ratio	77.8%	68.9%	73.1%

Three Above Coverages Combined:
Net Premiums Earned	$2,506.1	$2,428.3	$2,316.8
Claim Ratio	75.1%	74.8%	75.9%

Financial Indemnity: (a)
Net Premiums Earned	$218.7	$174.7	$153.1
Claim Ratio	64.0%	73.8%	62.1%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$261.8	$252.8	$236.7
Claim Ratio	62.6%	62.8%	59.3%

Home and Automobile Warranty:
Net Premiums Earned	$309.3	$297.5	$294.9
Claim Ratio	65.5%	63.5%	60.5%

Other Coverages: (b)
Net Premiums Earned	$139.3	$122.2	$108.1
Claim Ratio	52.2%	51.7%	54.7%

Title Insurance Group: (c)
Net Premiums Earned	$1,993.2	$1,885.6	$1,827.6
Combined Net Premiums & Fees Earned	$2,489.2	$2,336.1	$2,287.2
Claim Ratio	2.7%	2.1%	.9%
Expense Ratio	89.5	90.0	90.0
Composite Ratio	92.2%	92.1%	90.9%

RFIG Run-off Business: (a)
Net Premiums Earned	$59.2	$75.9	$122.9
Claim Ratio	53.5%	39.4%	160.9%
Expense Ratio	25.0	21.5	16.6
Composite Ratio	78.5%	60.9%	177.5%

All Coverages Consolidated:
Net Premiums & Fees Earned	$5,994.2	$5,703.9	$5,539.7
Claim Ratio	42.9%	43.1%	44.7%
Expense Ratio	52.2	51.6	52.0
Composite Ratio	95.1%	94.7%	96.7%
_________

(a)
Includes Fidelity and Surety, Executive Indemnity (E&O and D&O), GAP coverages and, effective July 1, 2019, CCI coverages. Results for the CCI coverages are expected to be immaterial in the remaining run-off periods. Previously these results were reflected as part of the RFIG Run-off business.

(b)	Consists principally of aviation and travel accident coverages.

(c)	Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.

Net Premiums Earned

With few exceptions, General insurance 2019 and 2018 earned premiums grew for most types of coverages and markets served. The largest contributions principally stemmed from commercial automobile (trucking), national accounts and executive indemnity coverages. The cumulative effects of recent years’ and ongoing premium rate increases for most insurance products, other than workers' compensation coverages, along with new business production were main factors in top line growth.

Title insurance 2019 premiums and fees reflect the continuation of a low interest rate environment resulting in a favorable real estate market coupled with a stable market share position, whereas the rate of growth in 2018 premiums and fees reflect a slowdown in housing and mortgage lending activity during the year.

RFIG Run-off earned premium volume has reflected a continuing decline due to the natural outcome of a run-off book of business devoid of new premium production since 2011.

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

The general insurance claim ratios are summarized as follows:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	74.1%	1.5%	72.6%
2016	73.0	0.3	72.7
2017	71.8	0.7	71.1
2018	72.2	—	72.2
2019	71.8%	0.4%	71.4%

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

Claims are a major cost factor and changes in them reflect continually evolving pricing and risk selection together with variability in loss severity and frequency trends caused by fortuitous and other events. Changes in commercial automobile claim ratios are primarily due to fluctuations in claim severity. Claim ratios for workers' compensation and liability insurance can reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and estimated provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. Additionally, workers' compensation claim costs in particular are affected by a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, and self-insured or deductible insurance programs that are intended to mitigate claim costs over time. Claim ratios for a relatively small book of general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestos and environmental claims exposures.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. 2019 and 2018's claim costs trended higher as favorable development of prior years’ claim reserve estimates edged down. Favorable developments of reserves established in prior years continued to reduce the claim ratios for the periods shown in the following table:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	4.9%	(0.6)%	5.5%
2016	3.8	(1.1)	4.9
2017	0.9	(3.3)	4.2
2018	2.1	(2.0)	4.1
2019	2.7%	(1.3)%	4.0%

As indicated in the far right column of the following table, RFIG Run-off - mortgage guaranty claim ratios have continued to decline fairly consistently, favorable developments of prior periods' reserves notwithstanding. The downtrend is largely due to a combination of declining new loan defaults, and stable-to-improving cure rates for outstanding delinquent loans.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	56.4%	(65.0)%	121.4%
2016	34.1	(39.8)	73.9
2017	57.6	(38.3)	95.9
2018	43.2	(27.0)	70.2
2019	55.0%	(12.5)%	67.5%

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

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. Where applicable, the Company only uses such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $209.6 million, $216.5 million and $240.7 million, as of December 31, 2019, 2018 and 2017, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are fundamentally of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above noted reasons.

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

Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2019, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2019 and 2018, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $126.8 million and $105.8 million gross, respectively, and $83.3 million and $74.4 million net of reinsurance, respectively. Based on average annual claims payments during the five most recent calendar years, such reserves represented a paid loss survival ratio of 6.3 years (gross) and 7.2 years (net of reinsurance) as of December 31, 2019 and 4.3 years (gross) and 5.0 years (net of reinsurance) as of December 31, 2018. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2019, incurred A&E claim and related loss settlement costs have averaged .3% of average annual General Insurance Group claims and related settlement costs.

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

Management considers investment grade fixed maturity securities to be those rated by major credit rating agencies that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no fixed maturity investments in default as to principal and/or interest at December 31, 2019 and 2018. The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date.

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

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31:	2019	2018
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$1,878.8	$1,524.4
Corporate	6,917.6	6,658.3
	8,796.5	8,182.8
Short-term Investments	484.3	354.9
Total available for sale	9,280.9	8,537.8
Held to Maturity
Fixed Maturity Securities:
Tax-Exempt	1,021.7	1,044.8
Equity Securities	4,030.5	3,380.9
Other Investments	26.0	31.0
Total Investments	$14,359.2	$12,994.6

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31:	2019	2018	2017
Fixed Maturity Securities:
Taxable Interest	$280.0	$278.4	$272.7
Tax-Exempt Interest	20.3	20.7	20.4
	300.3	299.2	293.2

Equity Securities Dividends	141.3	124.0	110.9

Other Investment Income:
Interest on Short-term Investments	10.1	9.8	5.4
Other Sources	5.8	4.9	4.5
	15.9	14.8	9.9
Gross Investment Income	457.7	438.1	414.1
Less: Investment Expenses (a)	6.9	6.2	4.6
Net Investment Income	$450.7	$431.8	$409.4

__________

(a)	Investment expenses largely consist of personnel costs and investment management and custody service fees.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $9.8 billion and $9.2 billion at December 31, 2019 and 2018, respectively, represented approximately 47% and 48% of consolidated assets as of December 31, 2019 and 2018, respectively, and 65% of consolidated liabilities for both years.

Credit Quality Ratings of Fixed Maturity Securities (b)
December 31:	2019	2018
	(% of total portfolio)
Aaa	23.9%	20.9%
Aa	13.1	12.8
A	32.6	31.5
Baa	26.1	29.1
Total investment grade	95.7	94.3
All other (c)	4.3	5.7
Total	100.0%	100.0%
__________

(b)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(c)	"All other" includes non-investment grade or non-rated issuers.

Age Distribution of Fixed Maturity Securities
December 31:	2019	2018
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	10.7%	7.0%
Due after one year through five years	55.6	51.6
Due after five years through ten years	33.4	40.7
Due after ten years through fifteen years	.3	.6
Due after fifteen years	—	.1
	100.0%	100.0%

Average Maturity in Years	4.1	4.5

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2019.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 282 Company offices and through agencies and underwritten title companies in the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2019, approximately 73% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

Title insurance premium and fee revenue is closely related to the level of activity in the real estate market. The volume of real estate activity is affected by the availability and cost of financing, population growth, family movements and other socio-economic factors. Also, the title insurance business is seasonal. During the winter months, new building activity is reduced and, accordingly, the Company produces less title insurance business relative to new construction during such months than during the rest of the year. The most important factors, insofar as Old Republic's title business is concerned, however, are the rates of activity in the resale and refinance markets for residential properties and more recently, growth in commercial title business.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2019	2018	2017
United States:
Northeast	12.2%	11.9%	12.3%
Mid-Atlantic	7.5	7.3	7.5
Southeast	20.6	20.9	20.8
Southwest	11.8	11.6	11.1
East North Central	10.9	11.2	11.8
West North Central	9.7	10.1	10.3
Mountain	8.2	8.2	7.9
Western	16.3	16.1	16.3
Foreign (Principally Canada)	2.8	2.7	2.0
Total	100.0%	100.0%	100.0%

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

The following table displays the Company's General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2019.

Major General Insurance Balances Due from Reinsurers

		($ in Millions)			% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Claim	Exposure	Reinsured
Reinsurer	Rating	Claims	Reserves	to Reinsurer	Liabilities
Munich Re America, Inc.	A+	$12.0	$322.1	$334.2	10.1%
Archway Insurance, Ltd.	Unrated	—	318.2	318.2	9.7
Hannover Ruckversicherungs	A+	4.8	235.7	240.6	7.3
Swiss Reinsurance America Corporation	A+	7.8	155.3	163.2	5.0
AXIS Reinsurance Company	A+	.6	159.8	160.4	4.9
Summit Insurance, Ltd.	Unrated	—	119.6	119.7	3.6
Endurance Assurance Corporation	A+	1.2	112.1	113.3	3.4
Day One Insurance, Inc.	Unrated	—	95.4	95.4	2.9
National WC Reinsurance Pool	Unrated	1.8	94.8	96.6	2.9
Global Vision II	Unrated	—	94.5	94.5	2.9
		$28.5	$1,708.1	$1,736.6	52.7%

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 million for workers' compensation; $6.4 million for commercial automobile (trucking) liability; $6.4 million for general liability; $12.0 million for executive protection (directors & officers and errors & omissions); $2.0 million for aviation; and $5.0 million for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0 million. The average direct primary mortgage guaranty exposure is (in whole dollars) $37,000 per insured loan.

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

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the "TRIREA"). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act (the "TRIPRA") of 2007. The TRIPRA has been extended on several occasion, most recently on December 20, 2019 for seven years.

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger is $200 million for 2020. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% for 2015 and declines by one percentage point per year until it reaches 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 million in excess of $5.0 million for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 million to manage the Company's net exposures.

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

The majority of states have also enacted insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. Old Republic's insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such legislation varies from state to state but typically requires periodic disclosure concerning the corporation which controls the registered insurers, or ultimate holding company, and all subsidiaries of the ultimate holding company, and prior approval of certain intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiary) within the holding company system. Each state has established minimum capital and surplus requirements to conduct an insurance business. At December 31, 2019 each of the Company’s General, Title, Mortgage Guaranty and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements.

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

(g) Employees. As of December 31, 2019, Old Republic and its subsidiaries employed approximately 9,000 persons on a full time basis. Approximately 51% of this total was represented by employees associated with the Company's title insurance segment. A majority of eligible full time employees participate in various pension plans (all of which are frozen) or other plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

(h) Website access. The Company files various reports with the U.S. Securities and Exchange Commission ("SEC"), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company's reports are available by visiting the SEC's website (http://www.sec.gov) and accessing its EDGAR database to view or print copies of the electronic versions of the Company's reports. Additionally, the Company's reports can be obtained, free of charge, by visiting its website (http://www.oldrepublic.com), selecting Investors then SEC Filings to view or print copies of the electronic versions of the Company's reports. The contents of the Company's website are not intended to be, nor should they be considered incorporated by reference in any of the reports the Company files with the SEC.

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

Capitalization

Apart from dividends and interest on intercompany financing arrangements from its subsidiaries, the Company has access to various capital and liquidity resources including holding company investments and the public debt and equity capital markets. The availability of all such capital sources cannot, however, be assured and its cost could be significant at the time capital is raised. At December 31, 2019, the Company's consolidated debt to equity ratio was 16.2%.

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

Income from the Company’s investment portfolio is one of its primary sources of cash flow to support operations and claim payments. Should the Company improperly structure its investment portfolio to meet those future liabilities or should it have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity or under adverse securities markets conditions, the Company could be unable to meet those obligations. The Company’s investments and investment policies are subject to the provisions of state insurance laws, which results in its portfolio being predominantly limited to highly rated fixed income securities. Interest rates on fixed income securities have been at historical lows. In the event that interest rates should rise above those of the Company’s fixed income securities, the market value of the Company’s investment portfolio would decline. Any significant decrease in the value of the Company’s investment portfolio could adversely impact its GAAP financial condition, but not necessarily the statutory financial condition of its insurance subsidiaries since their fixed maturities portfolio is generally stated at amortized cost.

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

Following the September 11, 2001 terrorist attack, the reinsurance industry eliminated coverage from substantially all reinsurance contracts for claims arising from acts of terrorism. As discussed elsewhere in this report, the U.S. Congress subsequently passed TRIA, TRIREA, and TRIPRA legislation that required primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies. Although these programs established a temporary federal reinsurance program through December 31, 2027, primary insurers like the Company's general insurance subsidiaries retain significant exposure for terrorist act-related losses.

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

Competition

Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top four title insurance companies during 2019 accounted for about 85% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is always competition among the major companies for key employees, especially those engaged in business production. Unlike the three other large national title insurers, the Company’s title insurance subsidiaries rely upon independent agencies to produce most of their business. Independent agencies can direct business to any title insurer, whereas owned agencies will typically direct business solely to their parent or affiliated title insurers. The Company’s title subsidiaries are therefore more vulnerable to a loss of business than other title companies that rely on direct production facilities.

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

RFIG Run-off Business

Mortgage Guaranty Business in Run-off; Possible Material Losses, Statutory Capital Impairment, and Regulatory Supervision

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

The Company's mortgage guaranty premiums stem principally from monthly installment policies. Such premiums are written and earned in the month coverage is effective. Recognition of claim costs, however, occurs only after an insured mortgage loan has missed two or more consecutive monthly payments. Accordingly, GAAP revenue recognition is not appropriately matched to the risk exposure and the consequent recognition of both normal and, most significantly, future catastrophic loss occurrences. As a result, mortgage guaranty GAAP earnings for any individual year or series of years may be materially adversely affected, particularly by cyclical catastrophic loss events such as the mortgage insurance industry experienced between 2007 and 2012. Reported GAAP earnings and financial condition form, in part, the basis for significant judgments and strategic evaluations made by management, analysts, investors, and other users of the financial statements issued by mortgage guaranty companies. The risk exists that such judgments and evaluations are at least partially based on GAAP financial information that does not necessarily match revenues and expenses and is not reflective of the long-term normal and catastrophic risk exposures assumed by mortgage guaranty insurers at any point in time. This risk is inherent in the models on which the run-off of the mortgage guaranty business is based.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Company-owned Old Republic Building in Chicago, Illinois. In addition to its Chicago building, the Company owns one other major office building. A subsidiary of the Title Insurance Group owns and partially occupies its operations headquarters building in Minneapolis, Minnesota. Certain smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business.

Other operations of the Company and its subsidiaries are directed from leased premises. See Note 4(b) of the Notes to Consolidated Financial Statements for a summary of all material lease obligations.

Item 3 - Legal Proceedings

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At December 31, 2019, the Company had no material non-claim litigation exposures in its consolidated business.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". As of January 31, 2020, there were 2,071 registered holders of the Company's Common Stock. See Note 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five Year Performance Graphs for Common Stock

The following table, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2019. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following table has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2019)

	Dec 14	Dec 15	Dec 16	Dec 17	Dec 18	Dec 19
ORI	$100.00	$133.38	$141.66	$165.56	$173.59	$204.40
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group	100.00	108.89	122.89	137.13	116.88	149.41

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

Item 6 - Selected Financial Data ($ in millions, except share data)

December 31:	2019	2018	2017	2016	2015
FINANCIAL POSITION:
Cash and Invested Assets (a)	$14,527.4	$13,187.4	$13,536.4	$12,995.8	$11,475.5
Other Assets	6,548.9	6,139.6	5,867.1	5,595.7	5,626.1
Total Assets	$21,076.3	$19,327.1	$19,403.5	$18,591.6	$17,101.6

Liabilities, Other than Debt	$14,102.1	$13,199.4	$13,221.5	$12,602.2	$12,278.9
Debt	974.0	981.4	1,448.7	1,528.7	952.8
Total Liabilities	15,076.1	14,180.8	14,670.2	14,130.9	13,231.7
Preferred Stock	—	—	—	—	—
Common Shareholders' Equity	6,000.1	5,146.2	4,733.3	4,460.6	3,869.8
Total Liabilities and Shareholders' Equity	$21,076.3	$19,327.1	$19,403.5	$18,591.6	$17,101.6

Total Capitalization (b)	$6,974.2	$6,127.6	$6,182.0	$5,989.4	$4,822.7

Years Ended December 31:	2019	2018	2017	2016	2015
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned	$5,994.2	$5,703.9	$5,539.7	$5,333.2	$5,179.4
Net Investment and Other Income	583.3	553.5	511.7	494.3	495.4
Investment Gains (Losses) (c)	636.1	(235.6)	211.6	72.8	91.3
Net Revenues	7,213.7	6,021.8	6,263.1	5,900.5	5,766.1
Benefits, Claims, and
Settlement Expenses	2,572.7	2,460.7	2,478.8	2,347.9	2,459.3
Underwriting and Other Expenses	3,318.6	3,122.9	3,058.8	2,866.5	2,675.0
Pretax Income (Loss)	1,322.4	438.1	725.4	686.0	631.8
Income Taxes (Credits)	265.9	67.5	164.8	219.0	209.6
Net Income (Loss)	$1,056.4	$370.5	$560.5	$466.9	$422.1

COMMON SHARE DATA:
Net Income (Loss):
Basic	$3.52	$1.26	$2.14	$1.80	$1.63
Diluted	$3.51	$1.24	$1.92	$1.62	$1.48

Dividends: Cash (d)	$1.80	$.78	$1.76	$.75	$.74

Book Value	$19.98	$17.23	$17.72	$17.16	$14.98

Common Shares (thousands):
Outstanding	303,652	302,714	269,238	262,719	261,968

Average: Basic	299,885	294,248	262,114	259,429	259,502
Diluted	301,227	301,016	299,387	296,379	296,088
__________

(a)	Consists of cash, investments and accrued investment income.

(b)	Total capitalization consists of debt, preferred stock, and common shareholders' equity.

(c)	Effective January 1, 2018, includes unrealized gains and losses from changes in fair value of equity securities.

(d)	In September 2019, the Company paid a special cash dividend of $1.00 per share. In late December 2017, the Board declared a special cash dividend of $1.00 per share which was paid on January 31, 2018.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI" or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG Run-off Business. A small life and accident insurance business, accounting for .2% of consolidated operating revenues for the year ended December 31, 2019 and .6% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY
Old Republic International Corporation reported the following consolidated results:

Years Ended December 31:	2019	2018	2017
Pretax income (loss)	$1,322.4	$438.1	$725.4
Pretax investment gains (losses) included in pretax income (loss)	636.1	(235.6)	211.6
Pretax income (loss) excluding investment gains (losses)	$686.2	$673.7	$513.8

Net income (loss)	$1,056.4	$370.5	$560.5
Net of tax investment gains (losses) included in net income (loss)	502.2	(185.9)	242.4
Net income (loss) excluding investment gains (losses)	$554.2	$556.4	$318.0

Consolidated pretax and net income, exclusive of all investment gains or (losses), for the year ended December 31, 2019 were slightly higher to basically flat vis-a-vis 2018. Consolidated results were driven by greater profitability in the Title Insurance segment. Total and per share net income for the periods presented were significantly impacted by the required inclusion since January 1, 2018 of changes in the fair value of equity securities pursuant to Generally Accepted Accounting Principles ("GAAP"), a reduction in nominal Federal corporate tax rates from 35% to 21%, and the impact of special operating charges recorded in 2017. Please see the information below and on the following pages.

FINANCIAL HIGHLIGHTS
				% Change
				2019	2018
Years Ended December 31:	2019	2018	2017	vs. 2018	vs. 2017
SUMMARY INCOME STATEMENTS:
Revenues:
Net premiums and fees earned	$5,994.2	$5,703.9	$5,539.7	5.1%	3.0%
Net investment income	450.7	431.8	409.4	4.4	5.5
Other income	132.6	121.6	102.2	9.0	18.9
Total operating revenues	6,577.6	6,257.4	6,051.5	5.1	3.4
Investment gains (losses):
Realized from actual transactions	38.6	58.2	211.6
Realized from impairments	(2.0)	—	—
Unrealized from changes in fair value of equity securities	599.5	(293.8)	—
Total investment gains (losses)	636.1	(235.6)	211.6
Total revenues	7,213.7	6,021.8	6,263.1
Operating expenses:
Claim costs	2,572.7	2,460.7	2,478.8	4.5	(0.7)
Sales and general expenses	3,278.5	3,080.6	2,995.7	6.4	2.8
Interest and other costs	40.0	42.2	63.0	(5.2)	(33.0)
Total operating expenses	5,891.3	5,583.7	5,537.7	5.5%	0.8%
Pretax income (loss)	1,322.4	438.1	725.4
Income taxes (credits)	265.9	67.5	164.8
Net income (loss)	$1,056.4	$370.5	$560.5

COMMON STOCK STATISTICS:
Net income (loss) per share: Basic	$3.52	$1.26	$2.14
Diluted	$3.51	$1.24	$1.92
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$1.85	$1.89	$1.21	(2.1)%	56.2%
Net investment gains (losses):
Realized from actual transactions and impairments	0.10	0.16	0.93
Unrealized from changes in fair value of equity securities	1.57	(0.79)	—
Basic net income (loss)	$3.52	$1.26	$2.14
Diluted net income (loss) excluding investment gains (losses)	$1.84	$1.86	$1.11	(1.1)%	67.6%
Net investment gains (losses):
Realized from actual transactions and impairments	0.10	0.15	0.81
Unrealized from changes in fair value of equity securities	1.57	(0.77)	—
Diluted net income (loss)	$3.51	$1.24	$1.92
Cash dividends on common stock (a)	$1.8000	$0.7800	$1.7600
Book value per share	19.98	17.23	17.72	16.0%	(2.8)%
(a) 2019 and 2017 include special cash dividends of $1.00.

Old Republic's business is necessarily managed for the long run. In this context management's key objectives are to achieve a continuous, long-term improvement in operating results, and to ensure balance sheet strength for the primary needs of the insurance subsidiaries' underwriting and related services business. In this view, the evaluation of periodic and long-term results excludes consideration of all investment gains or (losses). In management's opinion, this focus provides a better way to realistically analyze, evaluate, and establish accountability for the results and benefits that arise from the basic operations of the business. According to the tenets of GAAP, however, net income, which includes all specifically defined realized and unrealized investment gains or (losses), is the measure of total profitability.

In management's opinion, the inclusion of realized investment gains or (losses) in net income can mask the reality and trends in the fundamental operating results of the insurance business. That's because their realization is, more often than not, highly discretionary. It's usually affected by such randomly occurring factors as the timing of individual securities sales, tax-planning considerations, and modifications of investment management judgments about the direction of securities markets or the prospects of individual investees or industry sectors. Moreover, the inclusion of unrealized investment gains or (losses) in equity (but not fixed maturity) securities required under GAAP can mask such operating results and trends therein and thus lead to even greater period-to-period fluctuations in reported net income. The impact of the continuous volatility in stock market valuations is most evident in its net of tax effect on net income for the periods reported upon.

The table on the next page shows an array of numbers purposefully arranged in 10 sections. Management believes the information in sections A to G and J highlight the most meaningful, realistic indicators of ORI's segmented and consolidated financial performance. The information underscores the necessity of reviewing reported results by separating the fait-accompli of economic realities from the transient vagaries of securities markets and their above-noted impact on reported GAAP net income. This table reflects 1) the above cited significant events occurring in 2018 regarding the inclusion of changes in fair value of equity securities in net income and the change in Federal income tax rates, and 2) the special operating charges for 2017 which consisted of: (a) General insurance claims provisions ($8.0) associated with hurricane claim exposures, (b) additional claim and related expense provisions ($130.0) applicable to final settlements and probable dispositions of all known litigated and other claims costs incurred by the Company’s RFIG run-off business during the Great Recession years and their aftermath, (c) charges for additional 2017 estimated employee incentive awards ($32.3), and (d) adjustment of previously estimated life insurance reserves and cost assumptions ($9.5).

Continued on the next page

	Major Segmented and Consolidated
	Elements of Income (Loss)
				2019	2018
Years Ended December 31:	2019	2018	2017	vs. 2018	vs. 2017
A. Net premiums, fees, and other income:
General insurance	$3,432.4	$3,277.1	$3,110.8	4.7%	5.3%
Title insurance	2,489.2	2,336.1	2,287.2	6.6	2.1
Corporate and other	13.4	14.6	18.8	(8.8)	(22.0)
Other income	132.6	121.6	102.2	9.0	18.9
Subtotal	6,067.6	5,749.5	5,519.1	5.5	4.2
RFIG run-off business (c)	59.2	75.9	122.9	(22.0)	(38.2)
Consolidated total	$6,126.8	$5,825.5	$5,642.0	5.2%	3.3%

B. Underwriting and related services income (loss):
General insurance	$84.9	$91.2	$84.3	(6.9)%	8.2%
Title insurance	193.4	185.1	206.7	4.6	(10.5)
Corporate and other	(15.5)	(21.9)	(28.4)	29.1	22.7
Subtotal	262.8	254.3	262.6	3.4	(3.2)
RFIG run-off business (c)	12.7	29.7	(95.2)	(57.3)	131.2
Consolidated total	$275.6	$284.0	$167.3	(3.0)%	69.7%
C. Consolidated composite ratio:
Claim ratio	42.9%	43.1%	44.7%
Expense ratio	52.2	51.6	52.0
Composite ratio	95.1%	94.7%	96.7%

D. Net investment income:
General insurance	$356.4	$341.0	$318.9	4.5%	6.9%
Title insurance	41.4	38.8	37.3	6.6	4.2
Corporate and other	35.1	31.7	31.4	10.7	1.2
Subtotal	433.0	411.7	387.7	5.2	6.2
RFIG run-off business	17.6	20.1	21.7	(12.6)	(7.2)
Consolidated total	$450.7	$431.8	$409.4	4.4%	5.5%
E. Interest and other charges:
General insurance	$71.1	$68.3	$62.9
Title insurance	4.1	4.6	6.9
Corporate and other (a)	(35.2)	(30.6)	(6.9)
Subtotal	40.0	42.2	63.0
RFIG run-off business	—	—	—
Consolidated total	$40.0	$42.2	$63.0	(5.2)%	(33.0)%

F. Segmented and consolidated pretax income
(loss) excluding investment gains (losses):
General insurance	$370.2	$363.9	$340.3	1.7%	6.9%
Title insurance	230.8	219.3	237.1	5.2	(7.5)
Corporate and other	54.8	40.4	9.9	35.5	N/M
Subtotal	655.9	623.8	587.3	5.2	6.2
RFIG run-off business (c)	30.3	49.9	(73.5)	(39.3)	167.9
Consolidated	686.2	673.7	513.8	1.9%	31.1%
Income taxes (credits) on above (b)	132.0	117.2	195.7
G. Net income (loss) excluding
investment gains (losses)	554.2	556.4	318.0	(0.4)%	75.0%
H. Consolidated pretax investment gains (losses):
Realized from actual transactions and impairments	36.6	58.2	211.6
Unrealized from changes in fair value of equity securities	599.5	(293.8)	—
Total	636.1	(235.6)	211.6
Income taxes (credits) on above	133.8	(49.6)	(30.8)
Net of tax investment gains (losses)	502.2	(185.9)	242.4
I. Net income (loss)	$1,056.4	$370.5	$560.5
J. Net operating cash flows:	$936.2	$760.5	$452.8

__________________
(a) Includes consolidation/elimination entries. (b) The effective tax rates applicable to pretax income excluding investment gains or losses were 19.2%, 17.4% and 38.1% for the years ended December 31, 2019, 2018 and 2017, respectively. (c) See Note (a) in RFIG Run-off Segments Results.

General Insurance Segment Results - The table below reflects the major elements affecting this segment’s financial performance for the periods shown.

	General Insurance Business Segment
				% Change
				2019	2018
Years Ended December 31:	2019	2018	2017	vs. 2018	vs. 2017
Net premiums earned	$3,432.4	$3,277.1	$3,110.8	4.7%	5.3%
Net investment income	356.4	341.0	318.9	4.5	6.9
Other income	131.9	121.3	101.8	8.8	19.1
Operating revenues	3,920.8	3,739.4	3,531.6	4.8	5.9
Claim costs (a)	2,464.6	2,365.8	2,234.4	4.2	5.9
Sales and general expenses	1,014.7	941.3	893.8	7.8	5.3
Interest and other costs	71.1	68.3	62.9	4.1	8.5
Operating expenses	3,550.5	3,375.5	3,191.3	5.2	5.8
Segmented pretax operating income (loss) (b)	$370.2	$363.9	$340.3	1.7%	6.9%

Claim ratio	71.8%	72.2%	71.8%
Expense ratio	25.7	25.0	25.5
Composite ratio	97.5%	97.2%	97.3%
__________________

(a)	General insurance pretax results for the year ended December 31, 2017 include hurricane-related claim costs of $8.0.

(b)
In connection with the combined run-off mortgage guaranty ("MI") and consumer credit indemnity ("CCI"), $3.8 and ($121.1) of pretax operating income (loss) for 2018 and 2017, respectively, were retained by certain general insurance companies pursuant to various quota share and stop loss reinsurance agreements. All of these amounts historically have been reclassified such that 100% of the CCI run-off business is reported in the RFIG run-off segment. Effective July 1, 2019, the results of the CCI run-off business are being classified in the General Insurance Segment for and all future periods.

General insurance underwriting/service profitability, gauged by the composite underwriting ratios, declined slightly in 2019. Revenue-wise earned premiums edged up in mid single digits in both 2019 and 2018. With few exceptions, premiums grew for most types of coverages and markets served. The largest contributions principally stemmed from commercial automobile (trucking), national accounts, and executive indemnity coverages. The cumulative effects of recent years' and ongoing premium rate increases for most insurance products, other than workers' compensation coverages, along with new business production were main factors in top line growth. Net investment income growth was principally driven by a moderately higher invested asset base with dividends from equity security investments providing the greatest gain.

As the above table shows, the consolidated general insurance ratio of claim costs to net premiums earned declined slightly in 2019. As such, it continues to reflect the past several years' fairly consistent downtrends, and the effects of claim development shown in the following table. Small year-over-year changes in periodic expense ratios are generally reflective of ongoing product mix dynamics, and the variability of attendant sales and general expenses among various coverages. The claim ratio increase in 2018 resulted from the recurring fiscal twelve month reserve evaluations of current and prior years' developing claim experience. Substantially all of this increase stemmed from the past decade's new books of business that are subject to ongoing adjustments to the underwriting and claim management processes.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	74.1%	1.5%	72.6%
2016	73.0	0.3	72.7
2017	71.8	0.7	71.1
2018	72.2	—	72.2
2019	71.8%	0.4%	71.4%

Annual claim ratios and the trends they display, may not be particularly meaningful indicators of future outcomes for ORI's liability-oriented mix of business and its relatively long claim payment patterns. Absent significant economic and insurance industry dislocations in the foreseeable future, management's targets are for annually reported claim ratio averages in the high 60% to low 70% range, and assuming the current mix of coverages, overall expense ratio averages between 23% and 25%, with resulting composite ratio averages between 90% and 95%.

Title Insurance Segment Results - The table below reflects the major elements affecting this segment’s financial performance for the periods shown.

	Title Insurance Business Segment
				% Change
				2019	2018
Years Ended December 31:	2019	2018	2017	vs. 2018	vs. 2017
Net premiums and fees earned	$2,489.2	$2,336.1	$2,287.2	6.6%	2.1%
Net investment income	41.4	38.8	37.3	6.6	4.2
Other income	0.7	0.3	0.5	80.2	N/M
Operating revenues	2,531.3	2,375.4	2,325.0	6.6	2.2
Claim costs	67.4	48.3	20.8	39.4	131.7
Sales and general expenses	2,228.9	2,103.0	2,060.1	6.0	2.1
Interest and other costs	4.1	4.6	6.9	(10.7)	(33.9)
Operating expenses	2,300.4	2,156.0	2,087.9	6.7	3.3
Segmented pretax operating income (loss)	$230.8	$219.3	$237.1	5.2%	(7.5)%

Claim ratio	2.7%	2.1%	0.9%
Expense ratio	89.5	90.0	90.0
Composite ratio	92.2%	92.1%	90.9%

2019 year-over-year comparisons of revenues from title premiums and fees reflect the continuation of a low interest rate environment resulting in a favorable real estate market coupled with a stable market share position, whereas the rate of growth in 2018 premiums and fees reflect a slowdown in housing and mortgage lending activity during the year. Claim costs trended higher in 2019 and 2018 as favorable development of prior years’ claim reserve estimates edged down. The following table shows recent annual and interim periods’ claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	4.9%	(0.6)%	5.5%
2016	3.8	(1.1)	4.9
2017	0.9	(3.3)	4.2
2018	2.1	(2.0)	4.1
2019	2.7%	(1.3)%	4.0%

Net investment income is reflective of both a moderately growing invested asset base, and the overall investment yield environment. The largest portion of investment income growth stemmed from dividends earned from the equity securities portfolio. Operating expenses remained generally aligned with revenues from premiums and fees for all periods reported upon.

RFIG Run-off Segment Results - The table below reflects the major elements affecting this segment’s financial performance for the periods shown.

	RFIG Run-off Business Segment
				% Change
				2019	2018
Years Ended December 31:	2019	2018	2017	vs. 2018	vs. 2017
A. Mortgage Insurance (MI)
Net premiums earned	$58.8	$74.4	$109.8	(20.9)%	(32.3)%
Net investment income	17.3	19.2	20.4	(9.9)	(5.9)
Claim costs (a)	32.3	32.1	63.3	0.7	(49.2)
MI pretax operating income (loss)	$29.2	$46.7	$48.9	(37.3)%	(4.5)%

Claim ratio (a)	55.0%	43.2%	57.6%
Expense ratio	24.8	20.0	16.5
Composite ratio	79.8%	63.2%	74.1%

B. Consumer Credit Insurance (CCI) (b)
CCI pretax operating income (loss)	$1.0	$3.2	$(122.4)

C. Total MI and CCI run-off business (b)
Segmented pretax operating income (loss)	$30.3	$49.9	$(73.5)	(39.3)%	167.9%
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

(b)
RFIG segment pretax operating income (loss) includes amounts attributable to the Company's consumer credit indemnity run-off business of $1.0, $3.2 and $(122.4) for 2019, 2018 and 2017, respectively. Results for the CCI coverages are expected to be immaterial in the remaining run-off periods. Effective July 1, 2019, these results have been reclassified in the General Insurance Segment for all future periods.

Pretax operating results of the run-off MI business reflect: (a) the expected, continuing drop in net earned premiums from declining risk in force, and (b) lower investment income from a smaller invested asset base as claim and expense payments exceed premium receipts.

As indicated in the far right column of the following table, MI claim ratios have continued to decline fairly consistently, favorable developments of prior periods' reserves notwithstanding. The downtrend is largely due to a combination of declining new loan defaults, and stable-to-improving cure rates for outstanding delinquent loans.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	56.4%	(65.0)%	121.4%
2016	34.1	(39.8)	73.9
2017	57.6	(38.3)	95.9
2018	43.2	(27.0)	70.2
2019	55.0%	(12.5)%	67.5%

Corporate and Other Operating Results - The combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal corporate services subsidiaries usually produce highly variable results. Earnings variations stem from volatility inherent to the small scale of the life and accident insurance line, net investment income, and net interest charges (credits) pertaining to external and intra-system financing arrangements. Year-to-date 2019 and 2018 results were enhanced by the elimination of interest costs associated with outstanding external debt converted into ORI common stock in March 2018. The interplay of these various elements is summarized in the following table:

	Corporate and Other Operations
				% Change
				2019	2018
Years Ended December 31:	2019	2018	2017	vs. 2018	vs. 2017
Net life and accident premiums earned	$13.4	$14.6	$18.8	(8.8)%	(22.0)%
Net investment income	35.1	31.7	31.4	10.7	1.2
Other operating income	—	(0.1)	(0.1)	31.4	12.1
Operating revenues	48.5	46.3	50.1	4.6	(7.5)
Claim costs	8.8	16.7	25.8	(46.7)	(35.4)
Insurance expenses	4.5	4.8	8.2	(6.2)	(41.3)
Corporate, interest and other expenses - net	(19.7)	(15.6)	6.1	(26.4)	(355.2)
Operating expenses	(6.3)	5.9	40.2	(207.2)	(85.3)
Corporate and other pretax operating income (loss)	$54.8	$40.4	$9.9	35.5%	308.8%

Summary Consolidated Balance Sheet - The following table shows Old Republic's consolidated financial position at the dates shown.

	December 31,
	2019	2018
Assets:
Cash and fixed maturity securities	$10,381.5	$9,683.0
Equity securities	4,030.5	3,380.9
Other invested assets	115.4	123.4
Cash and invested assets	14,527.4	13,187.4
Accounts and premiums receivable	1,466.7	1,499.4
Federal income tax recoverable: Current	5.7	16.8
Prepaid federal income taxes	—	129.8
Reinsurance balances recoverable	3,823.9	3,484.5
Deferred policy acquisition costs	325.4	316.3
Sundry assets	927.0	692.6
Total assets	$21,076.3	$19,327.1

Liabilities and Shareholders' Equity:
Policy liabilities	$2,419.2	$2,303.5
Claim reserves	9,929.5	9,471.2
Federal income tax payable: Deferred	112.2	10.3
Reinsurance balances and funds	616.0	600.4
Debt	974.0	981.4
Sundry liabilities	1,025.1	813.7
Total liabilities	15,076.1	14,180.8
Shareholders' equity	6,000.1	5,146.2
Total liabilities and shareholders' equity	$21,076.3	$19,327.1

Cash, Invested Assets, and Shareholders' Equity - The table below shows Old Republic's consolidated cash and invested assets as well as the shareholders' equity balance at the dates shown.

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	December 31,			Dec. '19 /	Dec. '18 /
As of December 31:	2019	2018	2017	Dec. '18	Dec. '17
Cash and invested assets:
Available for sale fixed maturity securities, cash
and other invested assets, carried at fair value	$9,475.2	$8,761.7	$9,203.4	8.1%	(4.8)%
Equity securities, carried at fair value	4,030.5	3,380.9	3,265.5	19.2	3.5
Held to maturity, carried at amortized cost	1,021.7	1,044.8	1,067.4	(2.2)	(2.1)
Total per balance sheet	$14,527.4	$13,187.4	$13,536.4	10.2%	(2.6)%
Total at original cost for all	$13,327.2	$12,950.6	$12,783.4	2.9%	1.3%

Shareholders' equity: Total	$6,000.1	$5,146.2	$4,733.3	16.6%	8.7%
Per common share	$19.98	$17.23	$17.72	16.0%	(2.8)%

Composition of shareholders' equity per share:
Equity before items below	$17.25	$17.04	$16.26	1.2%	4.8%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	2.73	0.19	1.46
Total	$19.98	$17.23	$17.72	16.0%	(2.8)%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$18.37	$15.73	$16.14	16.8%	(2.5)%
RFIG run-off segment	1.61	1.50	1.58
Consolidated total	$19.98	$17.23	$17.72	16.0%	(2.8)%

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

As of December 31, 2019, the consolidated investment portfolio reflected an allocation of approximately 72% to fixed-maturity (bonds and notes) and short-term investments, and 28% to equity securities (common stock). The fixed-maturity security portfolio continues to be the basic anchor for the insurance underwriting subsidiaries' obligations. The maturities are stratified and conservatively matched to the expected timing of future years' payments of those obligations. The asset quality has remained at high levels.

Since 2013, a significant portion of ORI's investable funds have been directed toward the purchase of high-quality equity securities (common stocks) of U.S. companies. We favor the securities of issuers with long-term records of reasonable earnings growth and steadily increasing dividends. As a result, dividends from equity securities have been the greatest source of investment income growth in recent years. The equities portfolio (currently limited to fewer than 100 issues) is also structured to contribute a measure of capital appreciation over time. Periodic stress tests of this portfolio are made pursuant to enterprise risk management guidelines and controls. Their purpose is to gain reasonable assurance that periodic downdrafts in market prices, as typically occur in economic depression or recession conditions, would not seriously undermine ORI's financial strength and the long-term continuity and prospects of the business.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income excluding net investment gains (losses), realized and unrealized investment gains (losses), and dividend payments to shareholders.

	Shareholders' Equity Per Share
	December 31,
	2019	2018	2017
Beginning balance	$17.23	$17.72	$17.16
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	1.85	1.89	1.21
Net of tax realized investment gains (losses)	0.10	0.16	0.93
Net of tax unrealized investment gains (losses) on
securities carried at fair value	2.53	(1.38)	0.28
Total net of tax realized and unrealized
investment gains (losses)	2.63	(1.22)	1.21
Cash dividends (a)	(1.80)	(0.78)	(1.76)
Debt conversion, stock issuance, and other	0.07	(0.38)	(0.10)
Net change	2.75	(0.49)	0.56
Ending balance	$19.98	$17.23	$17.72
Percentage change for the period	16.0%	-2.8%	3.3%
__________________

(a)	Full year 2019 and 2017 includes special cash dividends of $1.00 per share.

Capitalization - The following table shows the components of ORI’s total capitalization. The Company completed conversion of its 3.75% Convertible Senior Notes into ORI common stock in March 2018. Total capitalization has risen as of December 31, 2019 due to continued growth of the shareholders' equity account.

	Capitalization
	December 31,
	2019	2018	2017
Debt:
3.75% Convertible Senior Notes due 2018	$—	$—	$470.6
4.875% Senior Notes due 2024	397.3	396.8	396.2
3.875% Senior Notes due 2026	546.2	545.7	545.1
ESSOP debt	—	—	4.2
Other miscellaneous debt	30.4	38.8	32.4
Total debt	974.0	981.4	1,448.7
Common shareholders' equity	6,000.1	5,146.2	4,733.3
Total capitalization	$6,974.2	$6,127.6	$6,182.0

Capitalization ratios:
Debt	14.0%	16.0%	23.4%
Common shareholders' equity	86.0	84.0	76.6
Total	100.0%	100.0%	100.0%

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

The Company recognized OTTI adjustments of $2.0 for the year ended December 31, 2019 and none in 2018 and 2017.

(b) The valuation of deferred income tax assets

The Company uses the asset and liability method of calculating deferred income taxes. This method results in the establishment of deferred tax assets and liabilities calculated at currently enacted tax rates that are applicable to the cumulative temporary differences between the financial statement and tax bases of assets and liabilities. Deferred income tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2019, 2018 and 2017, the net deferred tax asset (liability) was $(112.2), $(10.3), and $(100.5), respectively. In valuing the gross deferred tax assets, Old Republic considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, the impact of available carry back and carry forward periods, estimates of future taxable income, and its ability to exercise prudent and feasible tax planning strategies. See Note 1(j) of the Notes to Consolidated Financial Statements for further discussion of the Company's consolidated income tax balances.

(c) The recoverability of reinsured paid and/or outstanding losses

Assets consisting of gross paid losses recoverable from assuming reinsurers, and balance sheet date reserve estimates similarly recoverable in future periods as gross losses are settled and paid, are established at the same time as the gross losses are paid or recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts as is discussed below. As of the three most recent year ends, paid and outstanding reinsurance recoverable balances ranged between 32.3% and 33.4% and averaged 32.7% of the related gross reserves. See Part I, Item 1(d) for further discussion regarding recoverability of the Company's reinsurance balances.

(d) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this management analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected claim ratios for at least the two to five most recent accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail coverages generally include workers' compensation, commercial automobile (trucking) liability, general liability, errors and omissions and directors and officers' liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 93.7% and 95.2%, and averaged 94.7% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 93.1% and 95.0% and averaged 94.3% as of the same dates.

•
Loss trends that are considered when establishing the above noted expected claim ratios which take into account such variables as: judgments and estimates relative to premium rate trends and adequacy, current and expected interest rates, current and expected social and economic inflation trends, and insurance industry statistical claim trends. The Company applies these expected claim ratios to earned premiums when estimating the periodic reserve for losses and loss adjustment expenses.

•
Loss development factors, expected claim rates and average claim costs, all of which are based on Company and/or industry statistics may also be used to project reported and unreported losses for each accounting period.

Consolidated claim costs developed favorably in the three most recent calendar years. This development had the consequent effect of reducing consolidated annual loss costs for the three most recent years within a range of 1.2% and 5.9%, or by an average of approximately 3.4% per annum. As a percentage of each of these years' consolidated earned premiums and fees, the favorable developments have ranged between .5% and 2.8%, and have averaged 1.6%. The variances in prior years' positive or negative claim developments are further discussed within the Incurred Loss Experience section of this document.

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

FINANCIAL POSITION

The Company's financial position at December 31, 2019 reflected increases in assets, liabilities and common shareholders' equity of 9.1%, 6.3% and 16.6%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 68.9% and 68.2% of consolidated assets as of December 31, 2019 and 2018, respectively. As of year-end 2019, the cash and invested asset base increased by 10.2% to $14,527.4.

Investments - During 2019 and 2018, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both December 31, 2019 and 2018, nearly all of the Company's investments consisted of marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At December 31, 2019, the Company had no fixed maturity investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

December 31:	2019	2018
Aaa	23.9%	20.9%
Aa	13.1	12.8
A	32.6	31.5
Baa	26.1	29.1
Total investment grade	95.7	94.3
All other (b)	4.3	5.7
Total	100.0%	100.0%
__________

(a)
Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.

(b)	"All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

December 31, 2019	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$32.9		$1.4
Industrial	15.3		.5
Natural Gas	14.4		.3
Total	$62.7	(c)	$2.3
__________

(c)	Represents 0.7% of the total fixed maturity portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

December 31, 2019	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
U.S. Government & Agencies	$217.2		$.3
Canadian Governments	53.5		.1
Utilities	25.7		.1
Finance	38.7		.1
Other (includes 13 industry groups)	128.1		.2
Total	$463.4	(d)	$.9
__________

(d)	Represents 4.8% of the total fixed maturity portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

December 31, 2019	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$207.6		$16.1
Technology	88.7		7.2
Natural Gas	39.2		2.6
Health Care	34.1		.4
Other (includes 2 industry groups)	19.7		.2
Total	$389.4	(e)	$26.6	(f)
__________

(e)	Represents 12.6% of the total equity portfolio.

(f)	Represents 0.9% of the cost of the total equity portfolio, while gross unrealized gains represent 31.3% of the equity portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
December 31, 2019	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$139.4	$15.3	$.6	$.5
Due after one year through five years	214.2	19.1	.7	.4
Due after five years through ten years	155.6	28.2	1.9	1.3
Due after ten years	16.9	—	—	—
Total	$526.2	$62.7	$3.3	$2.3

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Maturity Securities

	Amount of Gross Unrealized Losses
December 31, 2019	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	$2.3	$—	$—	$2.3
Seven to twelve months	—	—	—	—
More than twelve months	1.0	—	—	1.0
Total	$3.3	$—	$—	$3.3

Number of Issues in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	54	—	—	54
Seven to twelve months	—	—	—	—
More than twelve months	55	—	—	55
Total	109	—	—	109	(g)
__________

(g)	At December 31, 2019 the number of issues in an unrealized loss position represent 5.8% of the total number of such fixed maturity issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's cost. The percentage reduction from such cost reflects the decline as of a specific point in time (December 31, 2019 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

December 31:	2019	2018
Maturity Ranges:
Due in one year or less	10.7%	7.0%
Due after one year through five years	55.6	51.6
Due after five years through ten years	33.4	40.7
Due after ten years through fifteen years	.3	.6
Due after fifteen years	—	.1
Total	100.0%	100.0%

Average Maturity in Years	4.1	4.5
Duration (h)	3.7	4.1
___________

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.7 as of December 31, 2019 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.7%.

Composition of Unrealized Gains (Losses)

December 31:	2019	2018
Available for Sale Fixed Maturity Securities:
Amortized cost	$8,537.3	$8,285.0
Estimated fair value	8,796.5	8,182.8
Net unrealized gains (losses)	$259.1	$(102.1)

Components of net unrealized gains (losses):
Gross unrealized gains	$262.5	$37.1
Gross unrealized losses	(3.3)	(139.2)
Net unrealized gains (losses)	$259.1	$(102.1)

Equity Securities:
Original cost	$3,089.1	$3,039.1
Estimated fair value	4,030.5	3,380.9
Net unrealized gains (losses)(i)	$941.3	$341.8

Components of net unrealized gains (losses):
Gross unrealized gains	$968.0	$517.3
Gross unrealized losses	(26.6)	(175.4)
Net unrealized gains (losses)(i)	$941.3	$341.8
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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. The Company can receive up to $611.6 in dividends from its subsidiaries in 2020 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating subsidiaries.

Capitalization - Old Republic's total capitalization of $6,974.2 at December 31, 2019 consisted of debt of $974.0 and common shareholders' equity of $6,000.1. Changes in the common shareholders' equity account reflect primarily net income for the year then ended, changes in the fair value of fixed maturity securities and dividend payments.

Old Republic has paid a cash dividend without interruption since 1942 (78 years), and it has raised the regular annual cash dividend payment for each of the past 38 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries. In September 2019, the Company paid a special cash dividend of $1.00 per share. In late December 2017, the Board declared a special cash dividend of $1.00 per share which was paid on January 31, 2018.

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

Contractual Obligations - The following table shows certain information relating to the required reporting of contractual obligations as of December 31, 2019:

	2020	2021 and 2022	2023 and 2024	2025 and After	Total
Contractual Obligations:
Debt	$8.6	$21.7	$400.0	$550.0	$980.4
Interest on Debt	41.5	81.7	81.6	42.6	247.5
Operating Leases	59.0	93.5	57.9	100.9	311.6
Pension Benefits Contributions (a)	10.8	15.1	16.3	10.4	52.6
Claim & Claim Expense Reserves (b)	2,649.5	2,344.4	1,224.8	3,710.7	9,929.5
Total	$2,769.6	$2,556.5	$1,780.7	$4,414.7	$11,521.7
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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 27% of 2019 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 73% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2017	$3,110.8	$2,287.2	$122.9	$18.8	$5,539.7	3.9%
2018	3,277.1	2,336.1	75.9	14.6	5,703.9	3.0
2019	$3,432.4	$2,489.2	$59.2	$13.4	$5,994.2	5.1%

With few exceptions, 2019 and 2018 general insurance earned premiums grew for most types of coverages and markets served. The largest contributions principally stemmed from commercial automobile (trucking), national accounts and executive indemnity coverages. The cumulative effects of recent years’ and ongoing premium rate increases for most insurance products, other than workers' compensation coverages, along with new business production were main factors in top line growth.

Title Group premium and fee revenues grew by 6.6% and 2.1% in 2019 and 2018, respectively. 2019 premiums and fees reflect the continuation of a low interest rate environment resulting in a favorable real estate market coupled with a stable market share position, whereas the rate of growth in 2018 premiums and fees reflect a slowdown in housing and mortgage lending activity during the year.

Results of the RFIG Run-off business reflect the expected, continuing drop in net earned premiums from declining risk in force.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2017	34.6%	33.6%	4.9%	7.6%	6.3%	13.0%
2018	36.8	31.1	5.3	7.7	6.2	12.9
2019	37.2%	29.1%	6.4%	7.6%	6.6%	13.1%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2017	26.9%	73.1%
2018	26.1	73.9
2019	27.4%	72.6%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2017	$110.4	$109.8	77.9%	78.2%
2018	74.4	74.4	79.7	76.3
2019	$58.8	$58.8	77.1%	84.5%

The Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 7.7% of total net risk in force as of year-end 2019, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2017	$3,888.0	$292.4	$12.1	$4,192.6
2018	3,098.3	235.3	11.2	3,345.0
2019	$2,388.3	$198.2	$3.6	$2,590.1

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2017	7.5%	31.5%	60.2%	.8%
2018	7.9	32.2	59.1	.8
2019	8.5%	33.8%	56.8%	.9%

Bulk(a):
As of December 31:
2017	31.8%	31.7%	36.3%	.2%
2018	33.6	31.5	34.8	.1
2019	34.4%	31.2%	34.2%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2017	4.0%	30.9%	30.5%	34.6%
2018	4.1	30.7	29.7	35.5
2019	4.1%	30.7%	28.4%	36.8%

Bulk(a):
As of December 31:
2017	45.3%	29.9%	12.6%	12.2%
2018	43.4	30.9	13.1	12.6
2019	42.7%	31.4%	13.7%	12.2%
__________

(a)	Bulk pool risk in-force, which represented 6.8% of total bulk risk in-force at December 31, 2019, has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2017	5.9%	8.1%	6.0%	6.1%	4.8%	4.4%	4.3%	4.6%	3.7%	4.2%
2018	5.5	8.5	6.0	6.4	4.9	4.1	4.3	4.8	3.8	4.6
2019	4.8%	9.0%	6.1%	6.9%	5.1%	3.9%	4.2%	5.2%	3.9%	5.1%

	Bulk (a)
	TX	FL	GA	IL	CA	MO	PA	NY	OH	MD
As of December 31:
2017	5.4%	8.3%	5.1%	4.4%	12.4%	2.5%	3.8%	7.8%	4.4%	2.7%
2018	5.6	8.2	5.4	4.6	12.4	2.6	4.0	7.1	4.7	2.8
2019	5.5%	8.1%	5.6%	4.7%	12.7%	2.8%	3.8%	7.1%	4.9%	3.0%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2017	92.3%	7.7%
2018	92.2	7.8
2019	91.8%	8.2%

Bulk (a):
As of December 31:
2017	69.4%	30.6%
2018	71.8	28.2
2019	72.6%	27.4%

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2017	97.2%	2.8%
2018	97.2	2.8
2019	97.1%	2.9%

Bulk (a):
As of December 31:
2017	70.1%	29.9%
2018	68.6	31.4
2019	68.0%	32.0%
__________

(a)	Bulk pool risk in-force, which represented 6.8% of total bulk risk in-force at December 31, 2019, has been allocated pro-rata based on insurance in-force.

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets as Reported (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2018	$10,162.3	$1,105.6	$583.6	$904.3	$12,755.9	$238.6	$12,994.6
2019	$10,577.9	$1,172.3	$566.3	$841.7	$13,158.4	$1,200.7	$14,359.2
__________

(a) These balances include fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2017	$318.9	$37.3	$21.7	$31.4	$409.4	3.32%	3.14%
2018	341.0	38.8	20.1	31.7	431.8	3.41	3.28
2019	$356.4	$41.4	$17.6	$35.1	$450.7	3.48%	3.30%

Consolidated net investment income increased by 4.4% and 5.5% in 2019 and 2018, respectively. This revenue source is affected by changes in the invested asset base which are mainly driven by consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. The yields for the periods presented also reflect an increasingly greater commitment to high quality dividend paying equity securities.

Revenues: Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; in 2019, 2018, and 2017, 54.0%, 76.3% and 68.1%, respectively, of all such dispositions resulted from these occurrences. The realization of investment gains or losses can be highly discretionary and can be affected by such randomly occurring factors as the timing of individual securities sales, the recording of estimated losses from write-downs of impaired securities, tax-planning and tax-rate change considerations, and modifications of investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses on Securities			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Miscel- laneous Investments	Total	Fixed Maturity Securities	Equity Securities and Miscel- laneous Investments	Total		Total Investment Gains (Losses)
Years Ended
December 31:
2017	$16.6	$194.9	$211.6	$—	$—	$—	$—	$211.6
2018	(4.8)	63.1	58.2	—	—	—	(293.8)	(235.6)
2019	$(1.9)	$40.6	$38.6	$(2.0)	$—	$(2.0)	$599.5	$636.1

Expenses: Benefits and Claims
The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2019 and 2018:

	Claim and Loss Adjustment Expense Reserves
December 31:	2019		2018
	Gross	Net	Gross	Net
Workers' compensation	$4,887.6	$3,079.1	$4,864.4	$3,090.0
General liability	1,254.7	610.9	1,117.7	556.1
Commercial automobile (mostly trucking)	1,948.2	1,403.0	1,675.2	1,264.9
Other coverages	918.9	673.5	870.6	624.5
Unallocated loss adjustment expense reserves	256.6	254.6	237.5	230.4
Total general insurance reserves	9,266.2	6,021.3	8,765.6	5,766.1
Title	530.9	530.9	533.4	533.4
RFIG Run-off	118.9	118.9	154.5	154.5
Life and accident	13.3	8.4	17.7	10.8
Total claim and loss adjustment expense reserves	$9,929.5	$6,679.7	$9,471.2	$6,464.9
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$126.8	$83.3	$105.8	$74.4
% of total general insurance reserves	1.4%	1.4%	1.2%	1.3%

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

Overview of Loss Reserving Process

Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2019, such reserves accounted for 93.3% and 90.1% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2018 represented 92.5% and 89.2% of the respective consolidated amounts.

The Company's reserve setting process reflects the nature of its insurance business and the operationally decentralized basis upon which it is conducted. Old Republic's general insurance operations encompasses a large variety of coverages or classes of commercial insurance; it has negligible exposure to personal insurance coverages such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company's insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds' inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers' liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judge or jury verdicts. Approximately 91% of the general insurance group's claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

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

Aggregate loss reserves consist of liability estimates for claims that have been reported ("case") to the Company's insurance subsidiaries and reserves for claims that have been incurred but not yet reported ("IBNR") or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year-end net reserves totaled $209.6, $216.5 and $240.7 as of December 31, 2019, 2018, and 2017, respectively. Interest accretion of $34.5, $49.0, and $20.4 for the years ended December 31, 2019, 2018, and 2017, respectively, was recognized as unfavorable development of prior year reserves within benefits, claims and settlement expenses in the consolidated statements of income.

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

	2019	2018	2017
Estimated reduction in beginning reserve	$3.2	$19.0	$29.6
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	.6	.9	6.2
Prior year	(.9)	(12.3)	(3.7)
Sub-total	(.3)	(11.4)	2.5
Estimated rescission reduction in paid claims	(1.3)	(4.4)	(13.1)
Estimated reduction in ending reserve	$1.6	$3.2	$19.0

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

Years Ended December 31:	2019	2018	2017
Gross reserves at beginning of year	$9,471.2	$9,237.6	$9,206.0
Less: reinsurance losses recoverable	3,006.3	2,921.1	2,766.1
Net reserves at beginning of year:
General Insurance	5,766.1	5,471.5	5,249.9
Title Insurance	533.4	559.7	602.0
RFIG Run-off	154.5	271.7	574.0
Other	10.8	13.5	13.8
Sub-total	6,464.9	6,316.4	6,439.8
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,422.7	2,346.2	2,192.1
Title Insurance	99.5	96.1	95.2
RFIG Run-off (a)	41.1	56.2	297.1
Other	14.1	22.1	20.4
Sub-total	2,577.6	2,520.7	2,604.9
Change in provision for insured events of prior years:
General Insurance	14.5	(.2)	22.7
Title Insurance	(32.1)	(47.7)	(74.3)
RFIG Run-off (a)	(9.4)	(26.2)	(99.2)
Other	(3.9)	(3.5)	(2.9)
Sub-total	(30.9)	(77.8)	(153.8)
Total incurred claims and claim adjustment expenses (a)	2,546.6	2,442.9	2,451.0
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	835.4	813.2	765.8
Title Insurance	3.6	9.1	5.0
RFIG Run-off (b)	3.3	3.7	329.4
Other	9.1	16.0	13.9
Sub-total	851.5	842.2	1,114.3
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,346.6	1,238.1	1,227.3
Title Insurance	66.2	65.4	58.2
RFIG Run-off (b)	64.0	143.3	170.6
Other	3.3	5.2	3.9
Sub-total	1,480.2	1,452.2	1,460.1
Total payments (b)	2,331.7	2,294.5	2,574.4
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable:
General Insurance	6,021.3	5,766.1	5,471.5
Title Insurance	530.9	533.4	559.7
RFIG Run-off	118.9	154.5	271.7
Other	8.4	10.8	13.5
Sub-total	6,679.7	6,464.9	6,316.4
Reinsurance losses recoverable	3,249.7	3,006.3	2,921.1
Gross reserves at end of year	$9,929.5	$9,471.2	$9,237.6
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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claim denials of $.6, $.9 and $6.2, respectively, for 2019, 2018 and 2017. The provision for insured events of prior years in 2019, 2018 and 2017 was increased by estimated coverage rescissions and claims denials of $.9, $12.3 and $3.7, respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.
The 2017 RFIG Run-off provision for insured events of the current year is inclusive of the claim expense provisions applicable to final settlements and probable dispositions of all known litigated and other claim costs.

(b)	Rescissions reduced the Company's paid losses by an estimated $1.3, $4.4, and $13.1 for 2019, 2018, and 2017, respectively.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2019	2018	2017
General	71.8%	72.2%	71.8%
Title	2.7	2.1	.9
RFIG Run-off	53.5	39.4	160.9
Consolidated claim ratio	42.9%	43.1%	44.7%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	43.4%	44.5%	47.5%
Change in provision for insured events of prior years:
net (favorable) unfavorable development	(.5)	(1.4)	(2.8)
Consolidated claim ratio	42.9%	43.1%	44.7%

The consolidated claim ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments in 2019, 2018, and 2017 which on average decreased the consolidated claim ratio by 1.6%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Workers' Compen-sation	Commercial Automobile (mostly trucking)	General Liability	Financial Indemnity	Inland Marine and Property	Other
Years Ended
December 31:
2017	71.8%	75.5%	76.8%	73.1%	62.1%	59.3%	59.0%
2018	72.2	70.7	79.3	68.9	73.8	62.8	60.1
2019	71.8%	63.2%	84.0%	77.8%	64.0%	62.6%	61.4%

The general insurance ratio of claim costs to net premiums earned declined slightly in 2019. As such, it continues to reflect the past several years' fairly consistent downtrends, and the effects of claim development. The improvement has arisen from slightly lower estimates of current accident years' claim provisions, and by the lessening impacts from developments of prior years' reserve estimates as more fully described in the Executive Summary of the Management Analysis of Financial Position and Results of Operations.

Unfavorable asbestosis and environmental ("A&E") claim developments, although not material in any of the periods presented, are typically attributable to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year paid loss survival ratios stood at 6.3 years (gross) and 7.2 years (net of reinsurance) as of December 31, 2019 and 4.3 years (gross) and 5.0 years (net of reinsurance) as of December 31, 2018. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2019.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2019 and 2018 is as follows:

December 31:	2019		2018
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$75.4	$55.6	$86.7	$75.8
Loss and loss expenses incurred	14.1	6.3	(1.1)	(12.2)
Claims and claim adjustment expenses paid	10.3	3.4	10.1	7.8
Reserves at end of year	79.2	58.5	75.4	55.6

Environmental:
Reserves at beginning of year	30.3	18.8	30.6	20.6
Loss and loss expenses incurred	22.3	8.1	4.0	1.3
Claims and claim adjustment expenses paid	5.0	2.2	4.3	3.1
Reserves at end of year	47.6	24.8	30.3	18.8
Total asbestos and environmental reserves	$126.8	$83.3	$105.8	$74.4

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Claim costs trended slightly higher in 2019 and 2018 as favorable development of prior years’ claim reserve estimates edged down as more fully described in the Executive Summary of the Management Analysis of Financial Position and Results of Operations.

The reported RFIG Run-off - mortgage guaranty incurred claim ratios reflect favorable developments of prior years' claim reserves as further discussed in the Executive Summary of the Management Analysis of Financial Position and Results of Operations.

Certain mortgage guaranty average claim-related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2017	$47,267	$51,446	10.52%	23.31%	$13.1
2018	47,055	54,809	9.38	16.94	4.4
2019	$49,233	$58,708	9.60%	15.97%	$1.3
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2017	11.4%	15.6%	8.3%	10.1%	6.0%	8.1%	12.0%	11.5%	19.6%	8.4%
2018	10.0	9.8	7.7	8.7	5.8	9.5	11.4	10.5	14.3	7.9
2019	12.1%	8.0%	8.3%	8.5%	5.9%	9.3%	11.9%	10.2%	11.8%	7.6%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	OH	PA	MD	MO	NY
As of December 31:
2017	20.3%	34.2%	17.8%	21.5%	26.4%	15.0%	25.3%	24.8%	16.5%	44.2%
2018	14.5	23.5	14.5	19.1	13.0	12.4	21.0	16.0	12.7	32.3
2019	15.4%	20.3%	13.1%	17.5%	9.7%	14.3%	17.7%	15.9%	12.9%	29.6%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2017	12.1%	16.9%	8.8%	10.6%	9.2%	8.4%	12.8%	12.0%	21.1%	25.0%
2018	10.4	10.6	8.1	9.2	6.8	9.7	12.0	10.7	15.3	21.3
2019	12.4%	8.8%	8.6%	9.0%	6.5%	9.6%	12.4%	10.4%	12.4%	20.7%
__________

(b)	As determined by risk in force as of December 31, 2019, these 10 states represent approximately 54.0%, 58.1%, and 53.9%, of traditional primary, bulk, and total risk in force, respectively.

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

On a consolidated basis, which includes all coverages provided by the Company, the cumulative development on prior year loss reserves over the past ten years through December 31, 2019 has ranged from 7.8% unfavorable in 2010 to 7.4% favorable in 2014 and averaged 2.3% favorable for the ten years. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic's existing business mix, current aggregate loss reserve levels, and loss development patterns suggests a reasonable likelihood that 2019 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company's insurance segments is discussed above. Old Republic has generally experienced favorable overall loss developments for the latest ten-year period. While General Insurance has experienced unfavorable developments of previously established reserves during four of the last five years, the current analysis of loss development factors and economic conditions influencing the Company's insurance coverages point to a position of reserve adequacy. In management's opinion, the other segments' loss reserve development patterns (most notably those associated with title and mortgage insurance) show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2019.

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

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements the Company is generally reimbursed for claim costs exceeding contractually agreed-upon levels. During the three year period ended December 31, 2019, the Company's net retentions have risen gradually within the general insurance segment; however, such changes have not had a material impact on the Company's consolidated financial statements.

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

The Company does not anticipate any significant changes in its reinsurance programs during 2020.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2017	25.5%	90.0%	16.6%	52.0%
2018	25.0	90.0	21.5	51.6
2019	25.7%	89.5%	25.0%	52.2%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2017	97.3%	90.9%	177.5%	96.7%
2018	97.2	92.1	60.9	94.7
2019	97.5%	92.2%	78.5%	95.1%

Expenses: Income Taxes

The effective consolidated income tax rates were 20.1%, 15.4%, and 22.7% in 2019, 2018, and 2017, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income, adjustments regarding the recoverability of deferred tax assets, and changes in the federal corporate tax rate.

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2019:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$9,854.7	100	basis point rate increase	$9,489.1
		200	basis point rate increase	9,123.5
		100	basis point rate decrease	10,220.3
		200	basis point rate decrease	$10,585.9

Equity Price Risk:
Equity Securities	$4,030.5	10%	increase in the S&P 500	$4,377.1
		20%	increase in the S&P 500	4,723.7
		10%	decline in the S&P 500	3,683.9
		20%	decline in the S&P 500	$3,337.3

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Page No.
Consolidated Balance Sheets	58
Consolidated Statements of Income	59
Consolidated Statements of Comprehensive Income	60
Consolidated Statements of Preferred Stock and Common Shareholders' Equity	61
Consolidated Statements of Cash Flows	62
Notes to Consolidated Financial Statements	63 - 92
Report of Independent Registered Public Accounting Firm	93 - 94

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2019	2018
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,537.3 and $8,285.0)	$8,796.5	$8,182.8
Short-term investments (at fair value which approximates cost)	484.3	354.9
Total	9,280.9	8,537.8
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $1,058.2 and $1,034.5)	1,021.7	1,044.8
Equity securities (at fair value) (cost: $3,089.1 and $3,039.1)	4,030.5	3,380.9
Other investments	26.0	31.0
Total investments	14,359.2	12,994.6

Other Assets:
Cash	78.8	100.3
Accrued investment income	89.3	92.4
Accounts and notes receivable	1,466.7	1,499.4
Federal income tax recoverable: Current	5.7	16.8
Prepaid federal income taxes	—	129.8
Reinsurance balances and funds held	178.4	166.2
Reinsurance recoverable: Paid losses	68.5	55.9
Policy and claim reserves	3,755.3	3,428.6
Deferred policy acquisition costs	325.4	316.3
Sundry assets	748.5	526.3
Total Other Assets	6,717.1	6,332.4
Total Assets	$21,076.3	$19,327.1

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,929.5	$9,471.2
Unearned premiums	2,224.7	2,104.9
Other policyholders' benefits and funds	194.4	198.6
Total policy liabilities and accruals	12,348.7	11,774.8
Commissions, expenses, fees, and taxes	550.9	525.4
Reinsurance balances and funds	616.0	600.4
Federal income tax payable: Deferred	112.2	10.3
Debt	974.0	981.4
Sundry liabilities	474.1	288.3
Commitments and contingent liabilities
Total Liabilities	15,076.1	14,180.8

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	303.6	302.7
Additional paid-in capital	1,297.5	1,277.6
Retained earnings	4,386.0	3,849.8
Accumulated other comprehensive income (loss)	77.7	(210.0)
Unallocated ESSOP shares (at cost)	(64.8)	(73.9)
Total Common Shareholders' Equity	6,000.1	5,146.2
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$21,076.3	$19,327.1
________

(1)
At December 31, 2019 and 2018, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 303,652,553 and 302,714,502 were issued as of December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Net premiums earned	$5,498.3	$5,253.4	$5,080.2
Title, escrow, and other fees	495.9	450.5	459.5
Total premiums and fees	5,994.2	5,703.9	5,539.7
Net investment income	450.7	431.8	409.4
Other income	132.6	121.6	102.2
Total operating revenues	6,577.6	6,257.4	6,051.5
Investment gains (losses):
Realized from actual transactions and impairments	36.6	58.2	211.6
Unrealized from changes in fair value of equity securities	599.5	(293.8)	—
Total realized and unrealized investment gains (losses)	636.1	(235.6)	211.6
Total revenues	7,213.7	6,021.8	6,263.1

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	2,545.3	2,440.9	2,459.2
Dividends to policyholders	27.3	19.8	19.5
Underwriting, acquisition, and other expenses	3,278.5	3,080.6	2,995.7
Interest and other charges	40.0	42.2	63.0
Total expenses	5,891.3	5,583.7	5,537.7
Income (loss) before income taxes (credits)	1,322.4	438.1	725.4

Income Taxes (Credits):
Current	238.4	114.1	132.6
Deferred	27.4	(46.5)	32.2
Total	265.9	67.5	164.8

Net Income (Loss)	$1,056.4	$370.5	$560.5

Net Income (Loss) Per Share:
Basic	$3.52	$1.26	$2.14
Diluted	$3.51	$1.24	$1.92

Average shares outstanding: Basic	299,885,468	294,248,871	262,114,533
Diluted	301,227,715	301,016,076	299,387,373

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2019	2018	2017
Net Income (Loss) As Reported	$1,056.4	$370.5	$560.5

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) before reclassifications, not
included in the statements of income	357.2	(226.4)	325.0
Amounts reclassified as realized investment (gains)
losses in the statements of income	6.5	3.1	(211.6)
Pretax unrealized gains (losses) on securities	363.8	(223.2)	113.4
Deferred income taxes (credits)	76.6	(46.9)	39.5
Net unrealized gains (losses) on securities, net of tax	287.2	(176.3)	73.9
Defined benefit pension plans:
Net pension adjustment before reclassifications	(11.0)	3.6	(28.2)
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	4.1	3.2	.5
Pretax net adjustment related to defined benefit
pension plans	(6.8)	6.9	(27.7)
Deferred income taxes (credits)	(1.4)	1.4	(9.7)
Net adjustment related to defined benefit pension
plans, net of tax	(5.4)	5.4	(18.0)
Foreign currency translation and other adjustments	5.9	(11.1)	9.5
Total other comprehensive income (loss)	287.7	(182.0)	65.4
Comprehensive Income (Loss)	$1,344.2	$188.5	$626.0

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions)

	Years Ended December 31,
	2019	2018	2017
Convertible Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$302.7	$269.2	$262.7
Dividend reinvestment plan	—	—	—
Net issuance of shares under stock based compensation plans	.8	1.1	1.3
Conversion of senior debentures	—	32.2	5.1
Balance, end of year	$303.6	$302.7	$269.2

Additional Paid-in Capital:
Balance, beginning of year	$1,277.6	$815.2	$713.8
Dividend reinvestment plan	1.7	1.7	.8
Net issuance of shares under stock based compensation plans	11.0	15.7	15.0
Conversion of senior debentures	—	438.1	73.8
Stock based compensation	4.0	4.1	4.1
ESSOP shares released	3.0	2.6	7.3
Balance, end of year	$1,297.5	$1,277.6	$815.2

Retained Earnings:
Balance, beginning of year	$3,849.8	$3,206.9	$3,199.6
Change in accounting principle	18.4	502.1	—
Balance, beginning of year, as adjusted	3,868.3	3,708.9	3,199.6
Net income (loss)	1,056.4	370.5	560.5
Dividends on common shares ($1.80, $.78 and $1.76 per common share)	(538.7)	(229.6)	(468.0)
Reclassification of income tax effects of the Tax Cuts and Jobs Act	—	—	(85.1)
Balance, end of year	$4,386.0	$3,849.8	$3,206.9

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$(210.0)	$474.2	$323.6
Change in accounting principle	—	(502.1)	—
Balance, beginning of year, as adjusted	(210.0)	(27.9)	323.6
Net unrealized gains (losses) on securities, net of tax	287.2	(176.3)	73.9
Net adjustment related to defined benefit pension plans,
net of tax	(5.4)	5.4	(18.0)
Foreign currency translation and other adjustments	5.9	(11.1)	9.5
Reclassification of income tax effects of the Tax Cuts and Jobs Act	—	—	85.1
Balance, end of year	$77.7	$(210.0)	$474.2

Unallocated ESSOP Shares:
Balance, beginning of year	$(73.9)	$(32.4)	$(39.2)
ESSOP shares released	9.1	8.4	6.8
Purchase of unallocated ESSOP shares	—	(50.0)	—
Balance, end of year	$(64.8)	$(73.9)	$(32.4)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,056.4	$370.5	$560.5
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(8.9)	(18.4)	(23.3)
Premiums and other receivables	32.5	(29.3)	(79.3)
Unpaid claims and related items	214.6	148.4	(123.7)
Unearned premiums and other policyholders' liabilities	32.2	95.1	152.7
Income taxes	37.2	(69.5)	49.5
Prepaid federal income taxes	129.8	(15.5)	(31.8)
Reinsurance balances and funds	(9.7)	13.5	25.3
Realized investment (gains) losses from actual transactions
and impairments	(36.6)	(58.2)	(211.6)
Unrealized investment (gains) losses from changes in fair value
of equity securities	(599.5)	293.8	—
Accounts payable, accrued expenses and other	88.0	30.0	134.5
Total	936.2	760.5	452.8

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	779.0	964.0	1,000.6
Sales	663.1	299.1	468.4
Sales of:
Equity securities	809.9	402.6	698.5
Other - net	33.0	19.4	30.0
Purchases of:
Fixed maturity securities:
Available for sale	(1,702.1)	(1,421.9)	(1,607.2)
Held to Maturity	—	—	(114.5)
Equity securities	(815.6)	(752.5)	(727.2)
Other - net	(60.9)	(51.6)	(54.3)
Purchase of a business	(1.2)	(13.1)	—
Net decrease (increase) in short-term investments	(129.7)	314.2	11.8
Other - net	—	.1	(.1)
Total	(424.6)	(239.5)	(293.9)

Cash flows from financing activities:
Issuance of common shares	13.8	13.1	17.8
Redemption of debentures and notes	(8.4)	(4.7)	(3.9)
Purchase of unallocated ESSOP shares	—	(50.0)	—
Dividends on common shares (including a special dividend paid in
September 2019 of $303.4 and a special dividend declared
in December 2017 and paid in January 2018 of $269.2)	(538.7)	(498.8)	(198.8)
Other - net	.2	(6.0)	6.4
Total	(533.1)	(546.5)	(178.5)

Increase (decrease) in cash:	(21.4)	(25.6)	(19.7)
Cash, beginning of year	100.3	125.9	145.7
Cash, end of year	$78.8	$100.3	$125.9

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$42.1	$50.8	$62.5
Income taxes	$229.4	$137.2	$106.3

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated)

Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged mainly in the general (property and liability), title, and financial indemnity run-off business. These insurance subsidiaries are organized as the Old Republic General Insurance, Title Insurance and RFIG Run-off Business Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business. A small life and accident insurance business is included in the corporate and other caption of this report. In this report, "Old Republic", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

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

	Shareholders' Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2019	2018	2019	2018	2017
Statutory totals of insurance
company subsidiaries (a):
General	$4,263.5	$3,847.3	$332.2	$290.5	$348.9
Title	599.0	503.1	145.1	110.5	127.9
RFIG Run-off	120.7	88.0	(62.8)	44.9	50.5
Life & Accident	46.8	39.8	3.9	.9	1.8
Sub-total	5,030.0	4,478.2	418.4	446.8	529.1
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	844.9	715.8	153.2	8.8	(59.9)
Unadjusted totals	5,875.0	5,194.0	571.6	455.6	469.2
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	204.3	194.8	9.4	17.2	11.7
Investment adjustment	258.1	(65.5)	466.3	(198.2)	—
Non-admitted assets	116.3	111.1	—	—	—
Deferred income taxes	(121.8)	(63.9)	(5.8)	38.7	34.7
Mortgage contingency reserves	352.5	433.1	—	—	—
Title insurance premium reserves	571.7	545.8	25.8	23.3	27.1
Loss reserves	(449.3)	(440.4)	(7.9)	38.3	40.5
Surplus notes	(808.0)	(744.5)	—	—	—
Sundry adjustments	.7	(18.6)	(3.2)	(4.4)	(22.9)
Total adjustments	124.7	(48.2)	484.5	(85.0)	91.0
Consolidated GAAP totals	$6,000.1	$5,146.2	$1,056.4	$370.5	$560.5

__________

(a)    The insurance laws of the respective states in which the Company’s insurance subsidiaries are incorporated prescribe minimum capital and surplus requirements for the lines of business they are licensed to write. For domestic property and casualty and life and accident insurance companies the National Association of Insurance Commissioners also prescribes risk-based capital ("RBC") requirements. The RBC is a measure of statutory capital in relationship to a formula-driven definition of risk relative to a company’s balance sheet and mix of business. The combined RBC ratio of our primary General insurance subsidiaries was 658% and 657% of the company action level RBC at December 31, 2019 and 2018, respectively. The minimum capital requirements for the Company’s Title Insurance subsidiaries are established by statute in the respective states of domicile. The minimum regulatory capital requirements are not significant in relationship to the recorded statutory capital of the Company’s Title and Life & Accident insurance subsidiaries. At December 31, 2019 and 2018 each of the Company’s General, Title, RFIG and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements. Refer to Note 1(s) - Regulatory Matters for a discussion regarding the RFIG Run-off group.

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

The status and fair value changes of each of the fixed maturity (and prior to 2018, its equity security) investments are reviewed at least once per quarter during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Prior to 2018, absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline consecutively during a six month period was considered OTTI. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized OTTI adjustments of $2.0 for the year ended December 31, 2019 and none in 2018 and 2017.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cost and Fair Value of Fixed Maturity Securities by Type:
December 31, 2019:
Available for sale:
U.S. & Canadian Governments	$1,842.3	$36.9	$.4	$1,878.8
Corporate	6,694.9	225.5	2.8	6,917.6
	$8,537.3	$262.5	$3.3	$8,796.5
Held to maturity:
Tax-exempt	$1,021.7	$36.5	$—	$1,058.2

December 31, 2018:
Available for sale:
U.S. & Canadian Governments	$1,535.3	$5.7	$16.5	$1,524.4
Corporate	6,749.6	31.4	122.7	6,658.3
	$8,285.0	$37.1	$139.2	$8,182.8
Held to maturity:
Tax-exempt	$1,044.8	$3.5	$13.7	$1,034.5

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at December 31, 2019:
Available for sale:
Due in one year or less	$1,018.3	$1,022.3
Due after one year through five years	4,931.5	5,057.3
Due after five years through ten years	2,548.7	2,676.6
Due after ten years	38.5	40.0
	$8,537.3	$8,796.5
Held to maturity:
Due in one year or less	$1.0	$1.0
Due after one year through five years	380.8	389.8
Due after five years through ten years	639.8	667.3
Due after ten years	—	—
	$1,021.7	$1,058.2

Bonds and other investments with a statutory carrying value of $917.5 as of December 31, 2019 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity fixed maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$217.2	$.3	$53.0	$.1	$270.3	$.4
Corporate	176.4	1.9	54.3	.8	230.7	2.8
	$393.7	$2.3	$107.4	$1.0	$501.1	$3.3

Number of available for sale
securities in unrealized
loss position		54		47		101

Held to maturity:
Tax-exempt	$—	$—	$21.7	$—	$21.7	$—

Number of held to maturity
securities in unrealized
loss position		0		8		8

December 31, 2018:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$616.7	$8.4	$487.1	$8.1	$1,103.9	$16.5
Corporate	3,440.8	77.9	1,096.4	44.7	4,537.3	122.7
	$4,057.6	$86.4	$1,583.6	$52.8	$5,641.2	$139.2

Number of available for sale
securities in unrealized
loss position		760		335		1,095

Held to maturity:
Tax-exempt	$271.9	$2.3	$407.7	$11.4	$679.7	$13.7

Number of held to maturity
securities in unrealized
loss position		94		145		239

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

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019	$3,089.1	$968.0	$26.6	$4,030.5
December 31, 2018	$3,039.1	$517.3	$175.4	$3,380.9

Effective January 1, 2018, the Company adopted a new accounting standard which requires the recognition of changes in fair value of equity securities in net income. The effect is shown in the accompanying consolidated financial statements. The cumulative-effect adjustment resulting from the adoption of the new standard was to reclassify $502.1 from accumulated other comprehensive income to retained earnings; total shareholders' equity remained unchanged. During 2019 and 2018, the Company recognized pretax unrealized investment gains (losses) of $599.5 and $(293.8), respectively, emanating from changes in the fair value of equity securities in the consolidated statements of income.

Changes in the fair value of equity securities still held at December 31, 2019 and 2018 were $586.9 and $(244.8) for the years ended December 31, 2019 and 2018, respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs as of December 31, 2019 and December 31, 2018.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2019:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,068.1	$810.7	$—	$1,878.8
Corporate	—	6,907.1	10.5	6,917.6
Short-term investments	484.3	—	—	484.3
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,058.2	—	1,058.2
Equity securities	$4,028.7	$—	$1.7	$4,030.5

As of December 31, 2018:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$714.0	$810.3	$—	$1,524.4
Corporate	—	6,647.8	10.5	6,658.3
Short-term investments	354.9	—	—	354.9
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,034.5	—	1,034.5
Equity securities	$3,379.2	$—	$1.7	$3,380.9

There were no transfers between Levels 1, 2 or 3 during 2019 or 2018.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date.

Investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Effective January 1, 2018, as above noted, unrealized gains and (losses) from changes in fair value of equity securities are recorded as investment gains

(losses) in the income statement. Unrealized investment gains (losses) on fixed maturity securities, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At December 31, 2019, the Company and its subsidiaries had no non-income producing fixed maturity or equity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2019	2018	2017
Investment income from:
Fixed maturity securities	$300.3	$299.2	$293.2
Equity securities	141.3	124.0	110.9
Short-term investments	10.1	9.8	5.4
Other sources	5.8	4.9	4.5
Gross investment income	457.7	438.1	414.1
Investment expenses (a)	6.9	6.2	4.6
Net investment income	$450.7	$431.8	$409.4

Investment gains (losses):
From actual transactions:
Fixed maturity securities:
Gains	$9.7	$2.4	$22.1
Losses	(11.7)	(7.2)	(5.4)
Net	(1.9)	(4.8)	16.6
Equity securities:
Gains	153.1	71.9	217.8
Losses	(109.9)	(10.4)	(23.0)
Net	43.2	61.4	194.7
Other long-term investments, net	(2.5)	1.6	.1
Total from actual transactions	38.6	58.2	211.6
From impairments	(2.0)	—	—
From unrealized changes in fair value of equity securities	599.5	(293.8)	—
Total realized and unrealized investment gains (losses)	636.1	(235.6)	211.6
Current and deferred income taxes (credits)(b)(c)	133.8	(49.6)	(30.8)
Net of tax realized and unrealized investment gains (losses)	$502.2	$(185.9)	$242.4

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity on:
Fixed maturity securities	$362.6	$(221.9)	$(31.2)
Less: Deferred income taxes (credits)	76.3	(46.6)	(10.7)
	286.2	(175.2)	(20.5)

Equity securities & other long-term investments	1.2	(1.3)	144.7
Less: Deferred income taxes (credits)	.2	(.2)	50.2
	1.0	(1.0)	94.4
Net changes in unrealized investment gains (losses), net of tax	$287.2	$(176.3)	$73.9
__________

(a)    Investment expenses largely consist of personnel costs and investment management and custody service fees.
(b)    Reflects primarily the combination of fully taxable investment gains or losses.
(c)    Includes $104.9, for 2017, of deferred income tax credits to adjust to the new 21% tax rate of 2018 pertaining to unrealized gains (losses) as of December 31, 2017. Deferred income taxes on unrealized gains (losses) would normally be a part of the statement of comprehensive income rather than the income statement.

In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments which will be effective for the Company on January 1, 2020. The guidance will require immediate recognition of expected credit losses for certain financial instruments including (1) reinsurance recoverables, (2) held to maturity securities and (3) accounts and notes receivable. Additionally, the guidance modified the impairment model for available for sale fixed maturity securities. The Company does not expect that its adoption will have a material impact on its consolidated financial statements.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 27% of 2019, 26% of 2018 and 27% of 2017 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The Company recognized total contract revenue from customers of $184.3, $166.8 and $155.1 during 2019, 2018 and 2017, respectively. Of these amounts, approximately $115.9 (62.9%), $105.4 (63.2%) and $97.1 (62.6%) were generated from claims handling and related ancillary services (i.e. risk control services) provided to customers within the Company’s General Insurance segment. Claims handling revenues are recognized on a straight-line basis over the contract period (generally one year) which is commensurate with the entity’s efforts relative to claims adjudication. The related ancillary services revenues are recognized as services are provided and invoiced to the customer. Additionally, revenues from contracts with customers generated from the Company’s Title Insurance segment, consisting primarily of valuation and default title services, and software licensing arrangements totaled $62.2 (33.7%), $55.8 (33.5%) and $52.5 (33.9%) for the years ended December 31, 2019, 2018 and 2017, respectively. Such revenues are generally recognized at a point in time upon completion and invoicing of the services, or in the case of software maintenance agreements, on a straight-line basis over the life of the contract (generally one year).

(f) Deferred Policy Acquisition Costs - Various insurance subsidiaries of the Company defer direct costs related to the successful production of business. Deferred costs consist principally of commissions, premium taxes and policy issuance expenses.

With respect to most coverages, deferred acquisition costs are amortized on the same basis as the related premiums are earned or, alternatively, over the periods during which premiums will be paid. To the extent that future revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company considers investment income when evaluating the recoverability of deferred acquisition costs.

The following table shows a reconciliation of deferred acquisition costs between succeeding balance sheet dates.

Years Ended December 31:	2019	2018	2017
Deferred, beginning of year	$316.3	$297.8	$274.0
Acquisition costs deferred:
Commissions - net of reinsurance	360.8	332.2	308.7
Premium taxes	130.2	123.5	117.1
Salaries and other underwriting expenses	50.3	52.3	51.9
Sub-total	541.4	508.1	477.8
Amortization charged to income	(532.2)	(489.6)	(454.0)
Change for the year	9.1	18.5	23.7
Deferred, end of year	$325.4	$316.3	$297.8

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2019 and 2018, unearned premiums consisted of the following:

As of December 31:	2019	2018
General Insurance Group	$2,223.4	$2,101.8
RFIG Run-off Business	1.3	3.0
Total	$2,224.7	$2,104.9

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

General Insurance reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Long-term disability or pension type workers' compensation reserves are discounted to present value based on interest rates ranging from 3.5% to 4.0%. The amount of discount reflected in the year-end net reserves totaled $209.6, $216.5, and $240.7 as of December 31, 2019, 2018, and 2017, respectively. Interest accretion of $34.5, $49.0 and $20.4 for the years ended December 31, 2019, 2018, and 2017, respectively, was recognized as unfavorable development of prior year reserves within benefits, claims and settlement expenses in the consolidated statements of income. Losses and claims incurred but not reported ("IBNR"), as well as expenses required to settle losses and claims are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. As applicable, estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves. Overall claim and claim expense reserves incorporate amounts covering net estimates of unusual claims such as those emanating from asbestosis and environmental ("A&E") exposures as discussed below. Such reserves can affect claim costs and related claim ratios for such insurance coverages as general liability, commercial automobile (truck), workers' compensation, and property.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims generally involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2019, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2019 and 2018, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $126.8 and $105.8 gross, respectively, and $83.3 and $74.4 net of reinsurance, respectively. Old Republic's average five year paid loss survival ratios stood at 6.3 years (gross) and 7.2 years (net of reinsurance) as of December 31, 2019 and 4.3 years (gross) and 5.0 years (net of reinsurance) as of December 31, 2018. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

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

The Company has the legal right to rescind mortgage insurance coverage unilaterally as expressly stated in its policy. Moreover, two federal courts that have considered that policy wording have each affirmed that right (See First Tennessee Bank N.A. v. Republic Mortg. Ins. Co., Case No. 2:10-cv-02513-JPM-cgc (W.D. Tenn., Feb. 25, 2011) and JPMorgan Chase Bank N.A. v. Republic Mortg. Ins. Co., Civil Action No. 10-06141 (SRC) (D. NJ, May 4, 2011), each decision citing supporting state law legal precedent). Republic Mortgage Insurance Company's ("RMIC") mortgage insurance policy provides that the insured represents that all statements made and information provided to it in an application for coverage for a loan, without regard to who made the statements or provided the information, have been made and presented for and on behalf of the insured; and that such statements and information are neither false nor misleading in any material respect, nor omit any fact necessary to make such statements and information not false or misleading in any material respect. According to the policy, if any of those representations are materially false or misleading with respect to a loan, the Company has the right to cancel or rescind coverage for that loan retroactively to commencement of the coverage. Whenever the Company determines that an application contains a material misrepresentation, it either advises the insured in writing of its findings prior to rescinding coverage or exercises its unilateral right to rescind coverage for that loan, stating the reasons for that action in writing and returning the applicable premium. The rescission of coverage in instances of materially faulty representations or warranties provided in applications for insurance is a necessary and prevailing practice throughout the insurance industry. In the case of mortgage guaranty insurance, rescissions have occurred regularly over the years but have been generally immaterial. Since 2008, however, the Company has experienced a much greater incidence of rescissions due to increased levels of observed fraud and misrepresentations in insurance applications pertaining to business underwritten between 2004 and the first half of 2008. As a result, the Company has incorporated certain assumptions regarding the expected levels of coverage rescissions and claim denials in its reserving methodology since 2008. Such estimates, which are evaluated at each balance sheet date, take into account observed as well as historical trends in rescission and denial rates. The table below shows the estimated effects of coverage rescissions and claim denials on loss reserves and settled and incurred losses.

	2019	2018	2017
Estimated reduction in beginning reserve	$3.2	$19.0	$29.6
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	.6	.9	6.2
Prior year	(.9)	(12.3)	(3.7)
Sub-total	(.3)	(11.4)	2.5
Estimated rescission reduction in paid claims	(1.3)	(4.4)	(13.1)
Estimated reduction in ending reserve	$1.6	$3.2	$19.0

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

Years Ended December 31:	2019	2018	2017
Gross reserves at beginning of year	$9,471.2	$9,237.6	$9,206.0
Less: reinsurance losses recoverable	3,006.3	2,921.1	2,766.1
Net reserves at beginning of year:
General Insurance	5,766.1	5,471.5	5,249.9
Title Insurance	533.4	559.7	602.0
RFIG Run-off	154.5	271.7	574.0
Other	10.8	13.5	13.8
Sub-total	6,464.9	6,316.4	6,439.8
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,422.7	2,346.2	2,192.1
Title Insurance	99.5	96.1	95.2
RFIG Run-off (a)	41.1	56.2	297.1
Other	14.1	22.1	20.4
Sub-total	2,577.6	2,520.7	2,604.9
Change in provision for insured events of prior years:
General Insurance	14.5	(0.2)	22.7
Title Insurance	(32.1)	(47.7)	(74.3)
RFIG Run-off (a)	(9.4)	(26.2)	(99.2)
Other	(3.9)	(3.5)	(2.9)
Sub-total	(30.9)	(77.8)	(153.8)
Total incurred claims and claim adjustment expenses (a)	2,546.6	2,442.9	2,451.0
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	835.4	813.2	765.8
Title Insurance	3.6	9.1	5.0
RFIG Run-off (b)	3.3	3.7	329.4
Other	9.1	16.0	13.9
Sub-total	851.5	842.2	1,114.3
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,346.6	1,238.1	1,227.3
Title Insurance	66.2	65.4	58.2
RFIG Run-off (b)	64.0	143.3	170.6
Other	3.3	5.2	3.9
Sub-total	1,480.2	1,452.2	1,460.1
Total payments (b)	2,331.7	2,294.5	2,574.4
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable:
General Insurance	6,021.3	5,766.1	5,471.5
Title Insurance	530.9	533.4	559.7
RFIG Run-off	118.9	154.5	271.7
Other	8.4	10.8	13.5
Sub-total	6,679.7	6,464.9	6,316.4
Reinsurance losses recoverable	3,249.7	3,006.3	2,921.1
Gross reserves at end of year	$9,929.5	$9,471.2	$9,237.6
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

The RFIG Run-off mortgage guaranty provision for insured events of the current year was reduced by estimated coverage rescissions and claims denials of $.6, $.9 and $6.2, respectively, for 2019, 2018 and 2017. The provision for insured events of prior years in 2019, 2018 and 2017 was increased by estimated coverage rescissions and claims denials of $.9, $12.3 and $3.7, respectively. Prior year development was also affected in varying degrees by differences between actual claim settlements relative to expected experience, by reinstatement of previously rescinded or denied claims, and by subsequent revisions of assumptions in regards to claim frequency, severity or levels of associated claim settlement costs which result from consideration of underlying trends and expectations.
The 2017 RFIG Run-off provision for insured events of the current year is inclusive of the claim expense provisions applicable to final settlements and probable dispositions of all known litigated and other claim costs.

(b)	Rescissions reduced the Company's paid losses by an estimated $1.3, $4.4, and $13.1 for 2019, 2018, and 2017, respectively.

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments of .5%, 1.2%, and 2.4% for 2019, 2018 and 2017, respectively, with average favorable annual developments of 1.4%. The Company believes that the factors most responsible, in varying and continually changing degrees, for favorable or unfavorable reserve developments include, as to many general insurance coverages, the effect of reserve discounts applicable to workers' compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above. In 2019, 2018, and 2017, the Company experienced unfavorable developments of previously established reserves concentrated in certain of its largest general insurance coverages. Title claim costs were lower in the face of declining claims activity since the Great Recession years. As to mortgage guaranty and the CCI coverage, changes in favorable or unfavorable reserve development result from differences in originally estimated salvage and subrogation recoveries, sales and prices of homes that can impact claim costs upon the disposition of foreclosed properties, changes in regional or local economic conditions and employment levels, the number of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported.

The following represents the Company's incurred and paid loss development tables for the major types of insurance coverages as of December 31, 2019. The information about incurred and paid claims development for the years ended December 31, 2010 to 2018 is presented as supplementary information.

Workers' Compensation

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2019
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$485.1	$480.0	$521.5	$545.3	$569.1	$563.1	$564.0	$563.5	$563.2	$565.7	$21.4	57,763
2011		558.6	567.3	595.3	622.5	643.0	641.7	649.3	634.9	626.9	42.8	53,329
2012			629.3	647.2	670.6	678.1	676.4	671.1	660.5	654.7	34.0	49,910
2013				700.9	705.3	716.9	722.7	726.3	717.2	689.7	80.0	49,005
2014					780.9	792.8	786.4	784.9	777.0	763.3	156.0	54,127
2015						794.3	792.6	787.3	785.5	769.1	220.5	55,149
2016							756.1	752.9	745.7	730.5	256.3	52,316
2017								727.0	713.9	700.3	229.6	51,525
2018									698.6	691.5	274.9	51,695
2019										664.6	380.6	40,042
									Total	$6,856.8	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$118.9	$279.8	$370.1	$427.9	$464.0	$466.5	$482.8	$496.1	$507.2	$514.0
2011		112.6	266.7	361.4	424.0	469.8	503.4	526.4	539.7	550.0
2012			113.1	265.8	361.8	426.7	469.5	496.6	518.4	531.5
2013				107.6	274.3	381.2	449.8	501.9	526.8	547.0
2014					116.9	293.7	397.1	466.0	499.5	524.8
2015						109.0	274.9	379.3	435.1	466.7
2016							102.5	253.5	334.4	383.5
2017								99.6	244.6	334.8
2018									94.8	240.6
2019										102.9
									Total	$4,196.1	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$6,856.8
Less: net paid claims and allocated claim adjustment expenses (B)										4,196.1
Sub-total										2,660.7
All outstanding liabilities before 2010, net of reinsurance										628.0
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$3,288.8

General Liability

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2019
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$68.4	$67.8	$66.6	$64.7	$70.4	$69.7	$68.6	$68.6	$67.9	$67.9	$4.2	5,386
2011		72.5	71.5	72.9	80.0	95.8	96.0	94.6	94.4	91.1	7.2	4,739
2012			95.0	91.2	89.2	100.9	107.3	109.6	108.2	105.6	8.4	5,277
2013				95.7	96.7	96.5	107.8	106.7	106.0	101.4	9.8	5,520
2014					107.0	110.4	109.4	111.0	117.0	117.1	16.6	5,998
2015						96.0	96.3	99.2	102.3	104.8	24.3	5,540
2016							92.4	96.7	98.8	100.3	32.8	83,172
2017								111.2	121.4	129.6	29.3	460,224
2018									120.5	119.7	39.8	461,270
2019										133.5	86.5	356,996
										$1,071.5	(A)

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

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$3.9	$10.8	$20.8	$31.1	$44.3	$52.1	$55.5	$56.4	$59.6	$61.3
2011		2.5	12.1	26.0	43.6	58.7	68.9	75.3	80.7	79.7
2012			5.5	18.8	36.0	50.8	67.4	75.8	86.4	90.8
2013				4.0	13.6	34.4	58.5	76.1	85.1	86.9
2014					5.8	15.8	32.0	52.8	73.5	82.8
2015						6.3	16.0	29.5	47.4	64.5
2016							7.1	18.5	34.8	47.7
2017								5.7	25.9	50.1
2018									6.9	28.8
2019										6.4
										$599.3	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$1,071.5
Less: net paid claims and allocated claim adjustment expenses (B)										599.3
Sub-total										472.1
All outstanding liabilities before 2010, net of reinsurance										138.7
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$610.9

Commercial Automobile

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2019
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$584.3	$546.9	$530.3	$530.9	$532.4	$494.9	$479.9	$473.7	$473.5	$468.6	$.1	92,191
2011		591.6	599.9	584.4	582.3	549.9	549.0	539.3	537.2	534.3	2.2	96,789
2012			622.5	619.6	603.9	575.0	573.1	558.6	558.0	552.1	3.2	98,042
2013				661.5	665.4	668.5	669.6	659.7	647.3	634.4	3.1	96,992
2014					687.8	689.2	691.7	688.0	689.1	688.1	11.4	103,223
2015						712.4	710.5	729.7	722.0	721.5	24.4	104,776
2016							755.9	768.9	784.5	776.7	25.9	110,045
2017								788.7	818.8	868.1	36.9	116,144
2018									883.3	948.2	20.2	126,859
2019										930.9	74.9	117,696
										$7,123.2	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$200.0	$305.8	$372.7	$423.8	$449.4	$460.0	$465.7	$466.6	$467.6	$468.4
2011		223.1	352.7	436.2	483.2	511.6	523.0	525.0	526.6	528.8
2012			229.0	351.4	442.9	498.6	525.9	539.1	543.9	545.3
2013				248.3	398.1	511.0	578.1	611.5	623.9	627.3
2014					267.4	430.5	536.9	605.4	640.8	665.1
2015						265.1	438.9	541.8	626.8	670.5
2016							290.2	469.6	583.6	673.7
2017								307.9	511.7	656.1
2018									330.1	557.7
2019										330.2
										$5,723.7	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$7,123.2
Less: net paid claims and allocated claim adjustment expenses (B)										5,723.7
Sub-total										1,399.5
All outstanding liabilities before 2010, net of reinsurance										3.5
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$1,403.0

The following represents a reconciliation of the incurred and paid loss development tables to total claim and loss adjustment expense reserves as reported in the consolidated balance sheet.

	December 31,
	2019	2018

Net claim and allocated loss adjustment expense reserves:
Workers' compensation (a)	$3,079.1	$3,090.0
General liability	610.9	556.1
Commercial automobile	1,403.0	1,264.9
Three above coverages combined	5,093.1	4,911.1
Other short-duration insurance coverages	673.5	624.5
Subtotal	5,766.7	5,535.6

Reinsurance recoverable on claim reserves:
Workers' compensation	1,808.5	1,774.3
General liability	643.7	561.5
Commercial automobile	545.1	410.2
Three above coverages combined	2,997.4	2,746.2
Other short-duration insurance coverages	245.3	246.1
Subtotal	3,242.8	2,992.3

Insurance coverages other than short-duration	621.5	660.5
Unallocated loss adjustment expense reserves	298.3	282.6
	919.9	943.2
Gross claim and loss adjustment expense reserves	$9,929.5	$9,471.2
__________

(a)    The amount of discount reflected in the year-end net reserves totaled $209.6 and $216.5 as of December 31, 2019 and 2018, respectively.

The table below is supplementary information and presents the historical average annual percentage payout of incurred claims by age, net of reinsurance.

	Supplementary Information (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10

Workers' compensation	15.9%	23.1%	14.0%	9.0%	6.0%	3.4%	3.2%	2.2%	1.8%	1.2%
General liability	5.1%	11.8%	16.0%	17.1%	17.2%	9.5%	5.9%	3.8%	1.8%	2.5%
Commercial automobile	38.4%	23.4%	15.7%	10.5%	5.4%	2.5%	.7%	.2%	.3%	.2%

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

The Internal Revenue Service ("IRS") requires the Company's insurance subsidiaries to discount loss reserves using either company specific payment patterns, or industry average tables published by the IRS. The Company has previously elected to follow the IRS industry average tables. The TCJA requires the IRS to publish tables linking the interest rates used to discount loss reserves to the corporate bond yield curve as opposed to the Federal mid-term rates used under the old law. At year end 2018, the Company recorded an adjustment based on the application of proposed discount rates published by the IRS in December 2018 to ending December 31, 2017 loss reserves which resulted in an increase to deferred tax assets of approximately $36.5 and a corresponding increase to a deferred tax liability transition adjustment which is being amortized into taxable income over 8 years, with no impact to the Company's effective tax rate. In July of 2019, the IRS published the final tables for 2017, 2018 and 2019 resulting in a decrease to the previously calculated deferred tax asset and corresponding transition adjustment totaling $6.9.

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

Years Ended December 31:	2019	2018	2017
Statutory tax rate (credit)	21.0%	21.0%	35.0%
Tax rate increases (decreases):
Tax-exempt interest	(.2)	(.8)	(.8)
Dividends received exclusion	(.9)	(2.4)	(3.2)
Impact of tax rate change on deferred tax inventory	—	—	(8.7)
Meals & entertainment	.2	.5	.3
Prior year adjustments	—	(2.4)	—
Other items - net	—	(.5)	.1
Effective tax rate (credit)	20.1%	15.4%	22.7%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2019	2018	2017
Deferred Tax Assets:
Losses, claims, and settlement expenses	$195.2	$189.8	$159.2
Pension and deferred compensation plans	48.3	47.8	49.1
Impairment losses on investments	—	—	.2
Net operating loss carryforward	13.8	15.8	17.9
AMT credit carryforward	9.0	9.0	9.6
Operating leases	49.9	—	—
Other temporary differences	15.0	18.0	18.2
Total deferred tax assets	331.4	280.8	254.5
Deferred Tax Liabilities:
Unearned premium reserves	34.5	33.4	30.5
Deferred policy acquisition costs	63.7	62.6	59.5
Mortgage guaranty insurers' contingency reserves	—	86.5	77.9
Amortization of fixed maturity securities	3.4	2.6	3.0
Net unrealized investment gains	257.8	57.4	164.2
Title plants and records	2.9	2.9	2.9
Tax reform transition adjustment on unpaid losses, claims and
settlement expenses	19.5	32.0	—
Operating leases	46.8	—	—
Other temporary differences	14.7	13.4	16.9
Total deferred tax liabilities	443.5	291.0	355.1
Net deferred tax assets (liabilities)	$(112.2)	$(10.3)	$(100.5)

At December 31, 2019, the Company had available net operating loss ("NOL") carryforwards of $65.8 which will expire in years 2023 through 2029, and a $9.0 alternative minimum tax ("AMT") credit carryforward which does not expire. The NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code and is available to reduce future years' taxable income by a maximum of $9.8 each year until expiration.

In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all gross deferred tax assets at year-end 2019 will more likely than not be fully realized.

Insurance regulations require mortgage guaranty insurance companies to establish a statutory contingency reserve designed to protect policyholders against extraordinary volumes of claims. Pursuant to special provisions of the Internal Revenue Code a mortgage guaranty insurance company may, at its discretion, take a current deduction for amounts added to the statutory contingency reserve in an amount not to exceed taxable income in any given tax year or, cumulatively, the total amount of contingency reserves carried under the aforementioned insurance regulations. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. During 2019, the Company released $412.2 from the tax basis contingency reserve account and redeemed all outstanding U.S. Treasury Tax and Loss Bonds totaling $138.5.

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

(k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $26.8, $27.6 and $27.2 in 2019, 2018, and 2017, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(m) Goodwill and Intangible Assets - The following table presents the components of the Company's goodwill balance which is included as part of sundry assets in the consolidated balance sheets:

	General	Title	Other	Total
January 1, 2018	$116.2	$44.3	$.1	$160.7
Acquisitions	—	13.2	—	13.2
Impairments	—	—	—	—
December 31, 2018	116.2	57.5	.1	174.0
Acquisitions	—	1.1	—	1.1
Impairments	—	—	—	—
December 31, 2019	$116.2	$58.7	$.1	$175.1

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

Years Ended December 31:	2019	2018	2017
Projected benefit obligation at beginning of year	$530.1	$579.2	$537.5
Increases (decreases) during the year attributable to:
Interest cost	22.6	20.8	22.5
Actuarial (gains) losses	59.8	(44.4)	42.0
Benefits paid	(26.0)	(25.4)	(22.8)
Net increase (decrease) for the year	56.3	(49.1)	41.6
Projected benefit obligation at end of year	$586.4	$530.1	$579.2

Years Ended December 31:	2019	2018	2017
Fair value of net assets available for plan benefits
At beginning of the year	$430.2	$453.7	$427.1
Increases (decreases) during the year attributable to:
Actual return on plan assets	82.1	(12.0)	44.5
Sponsor contributions	6.5	14.0	4.8
Benefits paid	(26.0)	(25.4)	(22.8)
Net increase (decrease) for year	62.5	(23.5)	26.6
Fair value of net assets available for plan benefits
At end of the year	$492.8	$430.2	$453.7

Funded Status	$(93.6)	$(99.8)	$(125.4)
Amounts recognized in accumulated other comprehensive income	$(140.5)	$(137.1)	$(142.0)

Funding of the plan is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuation, as well as the maintenance of certain funding levels relative to regulatory requirements. The Company expects to make cash contributions of $10.8 in calendar year 2020.

Net periodic pension expense (income) recognized during 2019, 2018 and 2017 was $(3.0), $(6.6), and $(5.0), respectively.

The projected benefit obligation and net periodic benefit cost for the Plan were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2019	2018	2019	2018	2017
Settlement discount rates	3.35%	4.40%	4.40%	3.70%	4.30%
Long-term rates of return on plans' assets	N/A	N/A	7.00%	7.00%	7.25%

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

			Investment Policy Asset Allocation % Range Target
As of December 31:	2019	2018
Equity securities:
Common shares of Company stock	12.9%	13.5%
Other	71.2	67.7
Sub-total	84.1	81.2	40% to 80%
Fixed maturity securities	12.4	15.6	15% to 60%
Other	3.5	3.2	1% to 10%
Total	100.0%	100.0%

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

The following tables present a summary of the Plan's assets segregated among the various input levels described in Note 1(d).

	Fair Value Measurements
As of December 31, 2019:	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$63.2	$—	$—	$63.2
Other	330.7	—	—	330.7
Sub-total	394.0	—	—	394.0
Fixed maturity securities	4.1	57.0	—	61.1
Other	8.6	—	7.2	15.9
Total at fair value	$406.8	$57.0	$7.2	471.1
Securities at net asset value				21.6
Total				$492.8

As of December 31, 2018:
Equity securities:
Common shares of Company stock	$58.2	$—	$—	$58.2
Other	272.0	—	—	272.0
Sub-total	330.2	—	—	330.2
Fixed maturity securities	4.0	63.2	—	67.3
Other	8.4	—	3.9	12.3
Total at fair value	$342.7	$63.2	$3.9	409.9
Securities at net asset value				20.3
Total				$430.2

Level 1 assets include U.S. Treasury notes, publicly traded common stocks, mutual funds and short-term investments. Level 2 assets generally include corporate and government agency bonds. Level 3 assets primarily consist of an immediate participation guaranteed fund.

The benefits expected to be paid as of December 31, 2019 for the next 10 years are as follows: 2020: $29.5; 2021: $31.6; 2022: $31.8; 2023 $32.7; 2024: $33.0 and for the five years after 2024: $168.4.

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2019	2018	2017
ESSOP	$21.7	$12.9	$15.6
Other profit sharing plans	18.4	20.7	17.8
Cash and deferred incentive compensation	$48.3	$46.7	$68.5

A majority of the Company's employees participate in the ESSOP. Company contributions are provided in the form of Old Republic common stock. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock; dividends on unallocated shares are used to pay debt service costs. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. During 2015, the ESSOP purchased 2,200,000 shares of Old Republic common stock for $34.0. The purchases were financed by a loan from the Company. During 2018, the ESSOP purchased 2,383,625 shares of Old Republic common stock for $50.0. The purchases were financed by loans to the ESSOP from participating subsidiaries. As of December 31, 2019, there were 15,378,368 Old Republic common shares owned by the ESSOP, of which 11,417,966 were allocated to employees' account balances. There are no repurchase obligations in existence. See Note 3(b).

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($1,743.0 and $1,701.0 at December 31, 2019 and 2018, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

(p) Net Income Per Share - Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares actually outstanding for the year. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. The following table provides a reconciliation of net income (loss) and the number of shares used in basic and diluted earnings per share calculations.

Years Ended December 31:	2019	2018	2017
Numerator:
Basic earnings per share -
income (loss) available to common stockholders	$1,056.4	$370.5	$560.5
Adjustment for interest expense incurred on
assumed conversion of convertible notes	—	3.1	14.0
Diluted earnings per share -
income (loss) available to common stockholders
after assumed conversion of convertible notes	$1,056.4	$373.6	$574.5

Denominator:
Basic earnings per share -
weighted-average shares (a)	299,885,468	294,248,871	262,114,533
Effect of dilutive securities - stock based compensation awards	1,342,247	1,398,329	1,589,286
Effect of dilutive securities - convertible notes	—	5,368,876	35,683,554
Diluted earnings per share -
adjusted weighted-average shares (a)	301,227,715	301,016,076	299,387,373
Earnings per share: Basic	$3.52	$1.26	$2.14
Diluted	$3.51	$1.24	$1.92

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	1,200,250	—	1,380,000
__________

(a) In calculating earnings per share, accounting standards require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all other common shares.

(q) Concentration of Credit Risk - The Company is not exposed to material concentrations of credit risks as to any one issuer of investment securities.

(r) Stock Based Compensation - As periodically amended, the Company has had a stock based compensation plan in effect for certain eligible key employees since 1978. Under the 2016 Incentive Compensation Plan (the "Plan"), 15.0 million shares became available for future awards. The maximum number of options available as of December 31, 2019 for future issuance under this amended plan was approximately 8.8 million shares.

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

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2019	2018	2017
Stock based compensation expense	$3.7	$3.8	$3.5
Income tax benefit	$.7	$.8	$1.2

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

	2019	2018	2017
Expected volatility	.18	.20	.22
Expected dividends	4.10%	4.03%	3.97%
Expected term (in years)	7	7	7
Risk-free rate	2.54%	2.81%	2.29%

A summary of stock option activity under the plan as of December 31, 2019, 2018 and 2017, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2019		2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,163,567	$17.24	6,565,019	$15.76	8,243,025	$15.77
Granted	1,777,500	21.14	1,539,500	20.98	1,403,500	19.98
Exercised	848,923	14.14	881,917	12.86	1,337,881	12.65
Forfeited and expired	82,907	17.05	59,035	16.54	1,743,625	21.60
Outstanding at end of year	8,009,237	18.43	7,163,567	17.24	6,565,019	15.76

Exercisable at end of year	5,100,009	$17.18	4,556,350	$15.83	4,228,259	$14.42

Weighted average fair value of
options granted during the year (a)	$2.35	per share	$2.71	per share	$2.81	per share
__________

(a) Based on the Black-Scholes option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2019 follows:

				Options Outstanding			Options Exercisable
					Weighted - Average			Weighted Average Exercise Price
Exercise Prices			Year of Grant	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable
$12.08			2010	69,910	0.25	$12.08	69,910	$12.08
$12.33			2011	242,870	1.25	12.33	242,870	12.33
$10.80			2012	305,867	2.25	10.80	305,867	10.80
$12.57			2013	395,663	3.25	12.57	395,663	12.57
$16.06			2014	646,252	4.25	16.06	646,252	16.06
$15.26			2015	712,408	5.25	15.26	712,408	15.26
$18.14			2016	1,049,953	6.25	18.14	802,281	18.14
$19.98			2017	1,297,309	7.25	19.98	763,024	19.98
$20.98			2018	1,514,505	8.25	20.98	623,406	20.98
$21.12	to	$21.99	2019	1,774,500	9.25	21.14	538,328	21.13
Total				8,009,237		$18.43	5,100,009	$17.18

As of December 31, 2019, there was $3.2 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2019	2018	2017
Cash received from stock option exercise	$12.0	$11.3	$16.9
Intrinsic value of stock options exercised	6.8	7.5	10.5
Actual tax benefit realized for tax deductions from stock options exercised	$1.4	$1.5	$3.6

At December 31, 2019, the Company had restricted common stock issued to certain employees which are expected to vest over a weighted average period of approximately 3 years. During the vesting period, restricted shares are nontransferable and subject to forfeiture. Compensation expense for the restricted stock award is recognized over the vesting period of the award and was immaterial for the years ended December 31, 2019, 2018 and 2017.

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

As of December 31, 2019, RFIG's mortgage insurance subsidiaries had total statutory capital, inclusive of a contingency reserve of $352.5, of $473.3, which was $380.9 above the required MPP of $92.4.

Note 2 - Debt - Consolidated debt of Old Republic and its subsidiaries is summarized below:

December 31:	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes due 2024	$397.3	$439.5	$396.8	$415.6
3.875% Senior Notes due 2026	546.2	580.0	545.7	523.3
Other miscellaneous debt	30.4	30.4	38.8	38.8
Total debt	$974.0	$1,050.0	$981.4	$977.9

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

Scheduled maturities of the above debt at the respective year ends are as follows: 2020: $8.6; 2021: $21.7; 2022: $0; 2023: $0; 2024 and after: $950.0. During 2019, 2018 and 2017, $43.2, $47.2 and $64.5, respectively, of interest expense on debt was charged to consolidated operations.

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

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 1(d) above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
December 31, 2019	$974.0	$1,050.0	$—	$1,019.5	$30.4
December 31, 2018	$981.4	$977.9	$—	$939.0	$38.8

Note 3 - Shareholders' Equity

(a) Preferred Stock - At December 31, 2019, there were 75,000,000 shares of preferred stock authorized. The Company has designated one series of preferred stock: 10,000,000 shares of Series A Junior Participating Preferred Stock (Series A). No shares have been issued or are outstanding. The Series A Stock, if and when issued, shall pay a dividend of the greater of $1.00 or 100 times (subject to adjustment) the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of common stock declared on the common stock of the Company. Each share of Series A stock shall have 100 votes on each matter submitted to a vote of the shareholders.

(b) Common Stock - At December 31, 2019, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

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

(c) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year-end 2019 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2020 without the prior approval of appropriate regulatory authorities is approximately $611.6. Cash dividends declared during 2019, 2018 and 2017 to the Company by its subsidiaries amounted to $399.5, $412.3 and $367.3, respectively.

(d) Cash Dividends - In September 2019, the Company paid a special cash dividend of $1.00 per share. In late December 2017 the Board declared a special cash dividend of $1.00 per share which was paid on January 31, 2018.

Note 4 - Commitments and Contingent Liabilities

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

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $5.2 for workers' compensation; $6.4 for commercial automobile (trucking) liability; $6.4 for general liability; $12.0 for executive protection (directors & officers and errors & omissions); $2.0 for aviation; and $5.0 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. The average direct primary mortgage guaranty exposure is (in whole dollars) $37,000 per insured loan.

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

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the "TRIREA"). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act (the "TRIPRA") of 2007. The TRIPRA has been extended on several occasions, most recently on December 20, 2019 for seven years.

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger is $200 for 2020. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% in 2015 and declines by one percentage point per year until it reaches 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposure.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions, are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $- at both December 31, 2019 and 2018 are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2019, the Company's General Insurance Group's ten largest reinsurers represented approximately 53% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Munich Re America, Inc. the largest reinsurer representing 10.1% of the total recoverable balance. Of the balances due from these ten reinsurers, 58.3% was recoverable from A or better rated reinsurance companies, 5.6% from an industry-wide insurance assigned risk pool, 25.2% from foreign unrated companies, and 10.9% from domestic unrated companies.

The following information relates to reinsurance and related data for the General Insurance and RFIG Run-off Groups for the three years ended December 31, 2019. Reinsurance transactions of the Title Insurance Group and small life and accident insurance operation are not material.

Years Ended December 31:		2019	2018	2017
General Insurance Group
Written premiums:	Direct	$4,966.4	$4,673.4	$4,422.4
	Assumed	66.9	58.1	59.0
	Ceded	$1,564.3	$1,351.1	$1,236.2

Earned premiums:	Direct	$4,857.0	$4,534.8	$4,307.5
	Assumed	56.4	55.8	49.7
	Ceded	$1,481.1	$1,313.5	$1,246.4
Claims ceded		$910.2	$745.0	$728.0

RFIG Run-off Business
Written premiums:	Direct	$57.5	$73.9	$119.0
	Assumed	—	—	—
	Ceded	$—	$—	$.5

Earned premiums:	Direct	$59.2	$75.9	$123.5
	Assumed	—	—	—
	Ceded	$—	$—	$.5
Claims ceded		$—	$—	$—

Mortgage Guaranty Insurance in force as of December 31:
	Direct	$10,156.8	$13,100.5	$16,543.9
	Assumed	—	—	—
	Ceded	$—	$—	$2.4

(b) Leases - Several of the Company's subsidiaries maintain their offices in leased premises. A number of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. In addition, many of the subsidiaries also lease equipment for use in their businesses. Substantially all of the Company's leases are classified as operating leases.

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

The Company has made certain elections available under the guidance, primarily regarding lease classification and the treatment of certain lease executory costs resulting in an immaterial effect on the Company’s consolidated financial statements. In determining the lease liability, the Company estimated the discount rate (weighted average 5.46%) for each lease based upon the type of underlying asset and remaining term (weighted average 7.9 years). Total lease costs were $73.0, $69.0 and $65.2 in 2019, 2018 and 2017, respectively. Fixed lease payments for 2019 were $64.9.

The following table presents a summary of future undiscounted lease payments as of the dates shown.

									Lease
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Discount	Liability
December 31, 2019	$59.0	$50.6	$42.9	$33.5	$24.4	$100.9	$311.6	$73.6	$238.0
December 31, 2018	$60.4	$48.9	$39.5	$32.7	$24.0	$103.6	$309.4
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

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance and non-insurance affiliates. At December 31, 2019, the aggregate principal amount of such guaranties was $12.5.

(d) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At year-end 2019, the Company had no material non-claim litigation exposures in its consolidated business.

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating results for the two years ended December 31, 2019 is presented below. In management's opinion, however, quarterly operating results for insurance enterprises such as the Company are not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The information below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management's opinion, normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the information which follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2019:
Operating Summary:
Net premiums, fees, and other income	$1,388.5	$1,494.7	$1,594.6	$1,649.0
Net investment income and investment gains (losses)	480.1	150.0	176.3	280.2
Total revenues	1,868.6	1,644.7	1,771.0	1,929.3
Benefits, claims, and expenses	1,350.1	1,439.2	1,518.6	1,583.2
Net income (loss)	$412.2	$165.5	$202.8	$275.8
Net income (loss) per share: Basic	$1.38	$.55	$.68	$.92
Diluted	$1.37	$.55	$.67	$.91
Average shares outstanding:
Basic	299,020,956	299,418,182	299,894,995	300,138,720
Diluted	300,172,853	300,752,992	301,384,364	301,557,866

Year Ended December 31, 2018:
Operating Summary:
Net premiums, fees, and other income	$1,361.0	$1,450.4	$1,535.2	$1,478.8
Net investment income and investment gains (losses)	(30.6)	180.2	244.5	(197.9)
Total revenues	1,330.4	1,630.7	1,779.7	1,280.9
Benefits, claims, and expenses	1,336.4	1,384.0	1,444.6	1,418.5
Net income (loss)	$4.0	$197.7	$275.2	$(106.5)
Net income (loss) per share: Basic	$.01	$.66	$.92	$(.36)
Diluted	$.01	$.66	$.92	$(.36)
Average shares outstanding:
Basic	278,116,902	299,738,944	299,006,345	299,080,914
Diluted	279,528,034	301,075,469	300,374,004	299,080,914

Note 6 - Information About Segments of Business - The Company is engaged in the single business of insurance underwriting and related services. It conducts its' operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its' General Insurance (property and liability insurance), Title Insurance and the Republic Financial Indemnity Group Run-off Business. The results of a small life and accident insurance business are included with those of the parent holding company and its internal corporate services subsidiaries. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal insurance coverages. Commercial automobile (trucking) and workers' compensation are the largest types of coverages underwritten by the General Insurance Group, accounting for 34.2% and 28.4%, respectively, of the Group's direct premiums written in 2019. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including general liability, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

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

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segmented and Consolidated Results
Years Ended December 31:	2019	2018	2017
General Insurance (a):
Net premiums earned	$3,432.4	$3,277.1	$3,110.8
Net investment income and other income	488.4	462.3	420.8
Total revenues excluding investment gains (losses)	$3,920.8	$3,739.4	$3,531.6
Segment pretax operating income (loss) (b)	$370.2	$363.9	$340.3
Income tax expense (credits) on above	$69.9	$62.6	$170.6

Title Insurance:
Net premiums earned	$1,993.2	$1,885.6	$1,827.6
Title, escrow and other fees	495.9	450.5	459.5
Sub-total	2,489.2	2,336.1	2,287.2
Net investment income and other income	42.1	39.2	37.8
Total revenues excluding investment gains (losses)	$2,531.3	$2,375.4	$2,325.0
Segment pretax operating income (loss) (b)	$230.8	$219.3	$237.1
Income tax expense (credits) on above	$49.5	$46.2	$79.7

RFIG Run-off Business (a):
Net premiums earned	$59.2	$75.9	$122.9
Net investment income and other income	17.6	20.1	21.7
Total revenues excluding investment gains (losses)	$76.8	$96.1	$144.6
Segment pretax operating income (loss) (d)	$30.3	$49.9	$(73.5)
Income tax expense (credits) on above	$5.8	$10.1	$(77.0)

Consolidated Revenues:
Total revenues of above Company segments	$6,529.1	$6,211.0	$6,001.4
Other sources (c)	170.0	169.1	170.3
Consolidated investment gains (losses):
Realized from actual transactions	36.6	58.2	211.6
Unrealized from changes in fair value of equity securities	599.5	(293.8)	—
Total realized and unrealized investment gains (losses)	636.1	(235.6)	211.6
Consolidation elimination adjustments	(121.4)	(122.7)	(120.1)
Consolidated revenues	$7,213.7	$6,021.8	$6,263.1

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
above Company segments	$631.4	$633.2	$503.9
Other sources - net (c)	54.8	40.4	9.9
Consolidated investment gains (losses):
Realized from actual transactions	36.6	58.2	211.6
Unrealized from changes in fair value of equity securities	599.5	(293.8)	—
Total realized and unrealized investment gains (losses)	636.1	(235.6)	211.6
Consolidated income (loss) before income taxes (credits)	$1,322.4	$438.1	$725.4

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits) of above Company segments	$125.3	$119.0	$173.3
Other sources - net (c)	6.6	(1.8)	22.4
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	133.8	(49.6)	(30.8)
Consolidated income tax expense (credits)	$265.9	$67.5	$164.8

December 31:	2019	2018
Consolidated Assets:
General Insurance	$17,870.0	$16,411.4
Title Insurance	1,695.0	1,452.2
RFIG Run-off Business	615.1	736.7
Total assets of above company segments	20,180.2	18,600.3
Other assets (c)	1,095.4	1,028.9
Consolidation elimination adjustments	(199.3)	(302.2)
Consolidated assets	$21,076.3	$19,327.1
__________

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.

(a) Results for the Consumer Credit Indemnity ("CCI") run-off business are expected to be immaterial in the remaining run-off periods. Effective July 1, 2019, these results have been reclassified to the General Insurance segment for all future periods. Previously these results were reflected as part of the RFIG Run-off Business.

(b)
Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $71.5, $68.0 and $57.2 for the years ended December 31, 2019, 2018, and 2017, respectively; Title - $5.5, $6.1 and $7.8 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

	Assumed from Old Republic			Ceded to Old Republic
Years Ended December 31:	2019	2018	2017	2019	2018	2017
Premiums earned	$3.2	$2.3	$3.0	$.4	$.4	$.5
Commissions and fees	1.0	.7	.6	—	—	—
Losses and loss expenses	(.5)	(2.3)	2.0	(.2)	(.5)	.1
Loss and loss expense reserves	10.5	11.9	15.0	3.4	4.0	4.9
Unearned premiums	$—	$—	$—	$—	$—	$.1

As of December 31, 2019 and 2018, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $46.4 and $36.5, respectively. AB&M's accounts are not consolidated with Old Republic's since it is owned by its policyholders and, in any event, their inclusion would not have a significant effect on Old Republic's consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Old Republic International Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1(d) to the consolidated financial statements, the Company changed its method of accounting for equity securities measured at fair value with changes in the fair value recognized through income effective January 1, 2018 due to the adoption of ASU 2016-01, Financial Instruments.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A of the 2019 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Assessment of the estimation of liability for losses, claims, and settlement expenses
As discussed in Note 1(h) to the consolidated financial statements, the Company estimates the liability for losses, claims, and settlement expenses utilizing a number of considerations to determine its best estimate of the cost of settling claims reported and claims incurred but not reported. The Company estimates the liability by applying expected claim ratios by line of business to the related earned premium revenue. The Company’s liability for losses, claims, and settlement expenses (reserves) at December 31, 2019 was $9,929.5 million.
We identified the assessment of the estimate of the liability for losses, claims, and settlement expense as a critical audit matter. The assessment of the estimate of the reserves involved a high degree of judgment due to the inherent uncertainty in determining the reserves and certain assumptions, including expected claim ratios. The expected claim ratios utilized in the estimate may be affected by various internal and external considerations, including loss trends, premium rate trends and adequacy, interest rates, and social and economic trends. Specialized skills and knowledge were required to assess the estimate of reserves.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s reserving process, including controls over development of the expected claim ratios and analysis of the difference between the Company’s actuarial indicated reserves and the Company’s recorded reserves. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Comparing the Company’s reserving methodologies to generally accepted actuarial techniques;

•	Developing independent analyses for certain reserve groups based on actuarial methodologies;

•	Assessing the Company’s internally prepared actuarial analyses for other reserve groups by inspecting the assumptions and actuarial methods utilized;

•	Developing an independent consolidated range of reserves and comparing to the Company’s recorded reserves; and

•	Assessing year-over-year movements of the Company’s recorded reserves within the independently developed actuarial range.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Chicago, Illinois
February 28, 2020

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

Changes in Internal Control

During the three month period ended December 31, 2019, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019. Their report is shown on page 93 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 11, 2019.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Information about our Executive Officers:

The following table sets forth certain information as of December 31, 2019, regarding the senior officers of the Company:

Name	Age	Position
Charles S. Boone	66	Senior Vice President - Investments since August 2001.

W. Todd Gray	52
Senior Vice President and Treasurer since June 1, 2018; Senior Vice President - Operations & Finance - Old Republic General Insurance Companies since September 2015. Prior to that, Mr. Gray was a senior executive at Oak Street Funding.

John R. Heitkamp, Jr.	65	Senior Vice President, Secretary and General Counsel since July 2014.

Cheryl A. Jones	66	Senior Vice President - National Benefits Director since June 1, 2018; Executive Vice President and Chief Human Resources Officer; Old Republic Title Group, Inc.

Karl W. Mueller	60	Senior Vice President and Chief Financial Officer since October 2004.

Stephen J. Oberst	52	Executive Vice President since October 2019; President and CEO at Old Republic Risk Management, Inc. which he joined in 1999.

Craig R. Smiddy	55
President and Chief Executive Officer since June 2018 and October 2019, respectively; President and Chief Operating Officer of Old Republic General Insurance Companies since August 2015 and August 2013, respectively. Prior to joining Old Republic, Mr. Smiddy was President of the Specialty Markets Division of Munich Reinsurance America, Inc.

Rande K. Yeager	71	Senior Vice President - Title Insurance since March 2003; Chairman and Chief Executive Officer of Old Republic Title Insurance Companies since July 2010 and March 2002 respectively.

The term of office of each officer of the Company expires on the date of the annual meeting of the board of directors, which is generally held in May of each year. There is no family relationship between any of the executive officers named above. Except as otherwise noted, each of these named officers have been employed in senior capacities with the Company and/or its subsidiaries for the past five years.

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 22, 2020. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2019 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics (the code of ethics) that applies to all employees, including executive officers and directors. The code of ethics is available on the Governance section of the Company's website at www.oldrepublic.com. Where permitted, disclosure of any waivers or amendments of the code of ethics will be made on the Company's website rather than by filing a current report on Form 8-K.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 22, 2020, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 22, 2020.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 22, 2020, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the "Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 22, 2020, which will be on file with the Commission.

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

(Registrant):    Old Republic International Corporation

By:	/s/ Craig R. Smiddy	02/28/2020
Craig R. Smiddy, President, Chief Executive Officer and Director

By:	/s/ Karl W. Mueller	02/28/2020
	Karl W. Mueller, Senior Vice President,	Date
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

/s/ Steven J. Bateman	/s/ Glenn W. Reed
Steven J. Bateman, Director*	Glenn W. Reed, Director*
/s/ Harrington Bischof	/s/ Arnold L. Steiner
Harrington Bischof, Director*	Arnold L. Steiner, Director*
/s/ Jimmy A. Dew	/s/ Fredricka Taubitz
Jimmy A. Dew, Director*	Fredricka Taubitz, Director*
/s/ John M. Dixon	/s/ Charles F. Titterton
John M. Dixon, Director*	Charles F. Titterton, Director*
/s/ Charles J. Kovaleski	/s/ Steven Walker
Charles J. Kovaleski, Director*	Steven Walker, Director*
/s/ Spencer LeRoy, III	/s/ Aldo C. Zucaro
Spencer LeRoy, III, Director*	Aldo C. Zucaro, Director*
/s/ Peter B. McNitt
Peter B. McNitt, Director*

* By /s/ Craig R. Smiddy
Attorney-in-fact
Date: February 28, 2020

INDEX TO FINANCIAL STATEMENT SCHEDULES

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2019

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2019, 2018 and 2017

Schedule	IV -	Reinsurance for the years ended December 31, 2019, 2018 and 2017

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2019, 2018 and 2017

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, notes thereto, or elsewhere herein.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2019
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (1)	Fair Value	Amount at which shown in balance sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$1,691.0	$1,725.7	$1,725.7
Foreign government	151.3	153.1	153.1
Corporate, industrial and all other	6,694.9	6,917.6	6,917.6
	8,537.3	$8,796.5	8,796.5
Short-term investments	484.3		484.3
Total	9,021.7		9,280.9
Equity securities:
Non-redeemable preferred stocks	.6	$1.1	1.1
Common stocks:
Banks, trusts and insurance companies	78.7	139.4	139.4
Industrial, miscellaneous and all other	3,009.8	3,889.9	3,889.9
	3,089.1	$4,030.5	4,030.5
Held to maturity:
Fixed maturity securities:
States, municipalities and political subdivisions	1,021.7		1,021.7
Other investments	26.0		26.0
Total Investments	$13,158.7		$14,359.2
__________

(1)	Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2019	2018
Assets:
Bonds and notes	$10.5	$10.5
Short-term investments	17.1	6.2
Cash	1.9	5.0
Investments in, and indebtedness of related parties	7,131.8	6,276.3
Other assets	93.2	86.0
Total Assets	$7,254.7	$6,384.2

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$154.1	$150.2
Debt and debt equivalents	969.6	975.0
Indebtedness to affiliates and subsidiaries	130.8	112.7
Commitments and contingent liabilities
Total Liabilities	1,254.5	1,238.0

Common Shareholders' Equity:
Common stock	303.6	302.7
Additional paid-in capital	1,297.5	1,277.6
Retained earnings	4,386.0	3,849.8
Accumulated other comprehensive income (loss)	77.7	(210.0)
Unallocated ESSOP shares (at cost)	(64.8)	(73.9)
Total Common Shareholders' Equity	6,000.1	5,146.2
Total Liabilities and Common Shareholders' Equity	$7,254.7	$6,384.2

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Investment income from subsidiaries	$105.1	$101.7	$100.1
Real estate and other income	5.0	5.0	4.8
Other investment income	.9	2.0	2.0
Realized investment gains (losses)	(.2)	—	—
Total revenues	110.9	108.9	107.0

Expenses:
Interest - subsidiaries	3.1	2.1	.4
Interest - other	42.9	47.0	64.5
Real estate and other expenses	4.7	4.6	3.8
General expenses, taxes and fees	13.4	15.3	12.6
Total expenses	64.3	69.1	81.5
Revenues, net of expenses	46.6	39.7	25.4

Federal income taxes (credits)	8.8	1.5	34.1
Income (loss) before equity in earnings (losses) of subsidiaries	37.7	38.2	(8.6)

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	411.8	412.3	367.4
Earnings (losses) in excess of dividends	606.9	(80.0)	201.7

Net Income (Loss)	$1,056.4	$370.5	$560.5

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,056.4	$370.5	$560.5
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	(.7)	.2	(.1)
Income taxes - net	.4	(23.4)	41.9
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	(620.0)	80.0	(201.9)
Realized investment (gains) losses	.2	—	—
Accounts payable, accrued expenses and other	(1.0)	2.2	7.9
Total	435.3	429.6	408.2

Cash flows from investing activities:
Sale of fixed assets for company use	.4	—	—
Net repayment (issuance) of notes to related parties	102.5	(114.2)	7.3
Net decrease (increase) in short-term investments	(10.8)	266.6	(69.0)
Investment in, and indebtedness of related parties-net	10.9	(104.0)	(178.7)
Total	103.0	48.3	(240.4)

Cash flows from financing activities:
Net receipt (repayment) of notes and loans from related parties	(10.3)	50.7	17.3
Issuance of common shares	13.8	13.1	17.8
Redemption of debentures and notes	(6.5)	(4.7)	(3.9)
Purchase of unallocated ESSOP shares	—	(50.0)	—
Dividends on common shares	(538.7)	(498.8)	(198.8)
Other - net	.2	(3.1)	(.2)
Total	(541.5)	(492.8)	(167.8)

Increase (decrease) in cash	(3.1)	(14.9)	—
Cash, beginning of year	5.0	20.0	19.9
Cash, end of year	$1.9	$5.0	$20.0

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

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2019, 2018 and 2017
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Losses, Claims and Settlement Expenses	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2019:
Insurance Underwriting:
General Insurance Group	$324.0	$6,021.3	$1,733.0	$129.1	$3,432.4
Title Insurance Group	—	530.9	—	6.0	1,993.2
RFIG Run-off Business	—	118.9	1.3	—	59.2
Corporate & Other (1)	1.4	8.4	—	44.0	13.4
Reinsurance Recoverable (2)	—	3,249.7	490.4	15.1	—
Consolidated	$325.4	$9,929.5	$2,224.7	$194.4	$5,498.3

Year Ended December 31, 2018:
Insurance Underwriting:
General Insurance Group	$314.1	$5,766.1	$1,696.4	$130.8	$3,277.1
Title Insurance Group	—	533.4	—	6.3	1,885.6
RFIG Run-off Business	—	154.5	3.0	—	75.9
Corporate & Other (1)	2.2	10.8	—	44.6	14.6
Reinsurance Recoverable (2)	—	3,006.3	405.4	16.8	—
Consolidated	$316.3	$9,471.2	$2,104.9	$198.6	$5,253.4

Year Ended December 31, 2017:
Insurance Underwriting:
General Insurance Group	$294.3	$5,471.5	$1,597.3	$130.2	$3,110.8
Title Insurance Group	—	559.7	—	6.8	1,827.6
RFIG Run-off Business	—	271.7	5.1	—	122.9
Corporate & Other (1)	3.4	13.5	—	46.4	18.8
Reinsurance Recoverable (2)	—	2,921.1	369.0	21.1	—
Consolidated	$297.8	$9,237.6	$1,971.5	$204.7	$5,080.2
__________

(1)
Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.

(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.7 billion, $3.4 billion, and $3.3 billion at December 31, 2019, 2018 and 2017, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2019, 2018 and 2017
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2019:
Insurance Underwriting:
General Insurance Group	$356.4	$2,464.6	$531.5	$554.3	$3,469.0
Title Insurance Group	41.4	67.4	—	2,233.0	1,993.2
RFIG Run-off Business	17.6	31.7	—	14.8	57.5
Corporate & Other (1)	35.1	8.8	.7	(15.9)	13.3
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$450.7	$2,572.7	$532.2	$2,786.3	$5,533.2

Year Ended December 31, 2018:
Insurance Underwriting:
General Insurance Group	$341.0	$2,365.8	$488.4	$521.2	$3,380.4
Title Insurance Group	38.8	48.3	—	2,107.7	1,885.6
RFIG Run-off Business	20.1	29.9	—	16.3	73.9
Corporate & Other (1)	31.7	16.7	1.2	(12.0)	14.6
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$431.8	$2,460.7	$489.6	$2,633.2	$5,354.7

Year Ended December 31, 2017:
Insurance Underwriting:
General Insurance Group	$318.9	$2,234.4	$449.9	$506.8	$3,245.2
Title Insurance Group	37.3	20.8	—	2,067.0	1,827.6
RFIG Run-off Business	21.7	197.8	—	20.3	118.4
Corporate & Other (1)	31.4	25.7	4.1	10.3	18.8
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$409.4	$2,478.8	$454.0	$2,604.7	$5,210.1
__________

(1)
Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.

(2)
In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $3.7 billion, $3.4 billion, and $3.3 billion at December 31, 2019, 2018 and 2017, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2019, 2018 and 2017
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2019:
Life insurance in force	$2,119.0	$1,135.9	$—	$983.0	—%

Premium Revenues:
General Insurance	$4,857.0	$1,481.1	$56.4	$3,432.4	1.6%
Title Insurance	1,991.3	—	1.9	1,993.2	.1
RFIG Run-off	59.2	—	—	59.2	—
Life and Health Insurance:
Life insurance	9.5	3.8	—	5.7	—
Accident and health insurance	19.5	11.8	—	7.6	—
Total Life & Health Insurance	29.0	15.6	—	13.4	—
Consolidating adjustments	—	(.9)	(.9)	—	—
Consolidated	$6,936.7	$1,495.8	$57.4	$5,498.3	1.0%

Year Ended December 31, 2018:
Life insurance in force	$3,383.2	$1,865.4	$—	$1,517.7	—%

Premium Revenues:
General Insurance	$4,534.8	$1,313.5	$55.8	$3,277.1	1.7%
Title Insurance	1,883.3	—	2.3	1,885.6	.1
RFIG Run-off	75.9	—	—	75.9	—
Life and Health Insurance:
Life insurance	11.9	5.0	—	6.8	—
Accident and health insurance	22.3	14.5	—	7.8	—
Total Life & Health Insurance	34.3	19.6	—	14.6	—
Consolidating adjustments	—	(3.4)	(3.4)	—	—
Consolidated	$6,528.4	$1,329.7	$54.6	$5,253.4	1.0%

Year Ended December 31, 2017:
Life insurance in force	$4,860.6	$2,552.5	$—	$2,308.0	—%

Premium Revenues:
General Insurance	$4,307.5	$1,246.4	$49.7	$3,110.8	1.6%
Title Insurance	1,825.7	.2	2.0	1,827.6	.1
RFIG Run-off	123.5	.5	—	122.9	—
Life and Health Insurance:
Life insurance	13.3	6.2	—	7.1	—
Accident and health insurance	26.4	14.7	—	11.6	—
Total Life & Health Insurance	39.8	20.9	—	18.8	—
Consolidating adjustments	—	(3.7)	(3.7)	—	—
Consolidated	$6,296.6	$1,264.5	$48.1	$5,080.2	.9%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2019, 2018 and 2017
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2019:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$—	$—	$—	$—	$—

Year Ended December 31, 2018:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance (1)	$15.9	$—	$—	$(15.9)	$—

Year Ended December 31, 2017:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$15.9	$—	$—	$—	$15.9
__________

(1)	Reflects the reduction of allowances for unrecoverable reinsurance no longer deemed necessary.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2019, 2018 and 2017
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (1)	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses (2)	Discount, If Any, Deducted in Column C	Unearned Premiums (2)

Year Ended December 31:
2019	$324.0	$6,021.3	$209.6	$1,733.0
2018	314.1	5,756.0	216.5	1,696.4
2017	294.3	5,495.3	240.7	1,597.3

Column A	Column F	Column G	Column H

		Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to
Affiliation With Registrant (1)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2019	$3,433.3	$356.7	$2,424.1	$12.4
2018	3,278.6	341.9	2,350.2	(6.4)
2017	3,123.8	320.2	2,383.8	(34.5)

Column A	Column I	Column J	Column K

Affiliation With Registrant (1)	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written

Year Ended December 31:
2019	$531.5	$2,171.3	$3,469.3
2018	488.4	2,083.0	3,382.0
2017	449.9	2,297.5	3,257.2
__________

(1)
Includes consolidated property-casualty entities. The amounts relating to the Company's unconsolidated property-casualty subsidiaries and the proportionate share of the registrant's and its subsidiaries' 50%-or-less owned property-casualty equity investees are immaterial and have, therefore, been omitted from this schedule.

(2)	See note (2) to Schedule III.

EXHIBIT INDEX

An index of exhibits required by Item 601 of Regulation S-K follows:

(3)	Articles of incorporation and by-laws.

	(A)	*	Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant's June 30, 2014 report on Form 10-Q).

	(B)	*	Amended and Restated By-laws. (Exhibit 99.1 to Form 8-K filed February 27, 2020).

(4)	Instruments defining the rights of security holders, including indentures.

	(A)	*	Amended and Restated Rights Agreement dated as of June 26, 2017 between Old Republic International Corporation and Wells Fargo Bank, NA. (Exhibit 4.1 to Registrant's Form 8-A/A filed August 28, 2017).

	(B)	*	Agreement to furnish certain long-term debt instruments to the Securities & Exchange Commission upon request. (Exhibit 4(D) to Registrant's Form 8 dated August 28, 1987).

	(C)	*
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

	(H)		Description of Common Stock of the Registrant.

(10)	Material contracts.

**	(A)	*	Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant's Annual Report on Form 10-K for 2018.)

**	(B)	*	Amended and Restated Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 10(a) to Registrant's March 31, 2014 report on Form 10-Q).

**	(C)	*	Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2008).

**	(D)	*	Old Republic International Corporation 2016 Incentive Compensation Plan. (Exhibit 99.1 to Registrant's Form 8-K filed May 28, 2015).

**	(E)	*
Forms of Agreement for Old Republic International Corporation to use as a Sign-On Restricted Stock Award or as a Restricted Stock Award for awards granted to certain employees or officers of the Registrant or its Subsidiaries. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2017).

**	(F)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2018.)

	(H)	*	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies. (Exhibit 10(a) to Registrant's March 31, 2013 report on Form 10-Q).

(21)			Subsidiaries of the registrant.

(Exhibit Index, Continued)

(23.1)	Consent of KPMG LLP.

(24)	Powers of attorney.

(31.1)	Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)	Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document - The instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

*	Exhibit incorporated herein by reference.

**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.