Form 10-Q
period 2020-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2020-05-08
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	March 31, 2020
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at March 31, 2020 was 303,992,688.

There are 54 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2020

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

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	March 31,	December 31,
	2020	2019
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $8,409.1 and $8,537.3)	$8,495.4	$8,796.5
Short-term investments (at fair value which approximates cost)	493.9	484.3
Total	8,989.4	9,280.9
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $1,048.5 and $1,058.2)	1,015.8	1,021.7
Equity securities (at fair value) (cost: $3,236.3 and $3,089.1)	3,214.9	4,030.5
Other investments	24.7	26.0
Total investments	13,244.8	14,359.2
Other Assets:
Cash	144.5	78.8
Accrued investment income	90.0	89.3
Accounts and notes receivable	1,590.3	1,466.7
Federal income tax recoverable: Current	—	5.7
Deferred	130.1	—
Reinsurance balances and funds held	186.2	178.4
Reinsurance recoverable: Paid losses	76.0	68.5
Policy and claim reserves	3,808.0	3,755.3
Deferred policy acquisition costs	323.3	325.4
Sundry assets	758.6	748.5
Total Other Assets	7,107.3	6,717.1
Total Assets	$20,352.2	$21,076.3
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$9,995.9	$9,929.5
Unearned premiums	2,284.6	2,224.7
Other policyholders' benefits and funds	195.3	194.4
Total policy liabilities and accruals	12,475.8	12,348.7
Commissions, expenses, fees, and taxes	547.1	550.9
Reinsurance balances and funds	727.9	616.0
Federal income tax payable: Current	27.9	—
Deferred	—	112.2
Debt	967.8	974.0
Sundry liabilities	462.5	474.1
Commitments and contingent liabilities
Total Liabilities	15,209.3	15,076.1
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	303.9	303.6
Additional paid-in capital	1,304.2	1,297.5
Retained earnings	3,715.8	4,386.0
Accumulated other comprehensive income (loss)	(69.2)	77.7
Unallocated ESSOP shares (at cost)	(111.9)	(64.8)
Total Common Shareholders' Equity	5,142.9	6,000.1
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$20,352.2	$21,076.3
________

(1)
At March 31, 2020 and December 31, 2019, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 303,992,688 and 303,652,553 were issued as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2020	2019
Revenues:
Net premiums earned	$1,376.7	$1,263.4
Title, escrow, and other fees	120.1	94.6
Total premiums and fees	1,496.8	1,358.1
Net investment income	114.1	112.1
Other income	34.6	30.4
Total operating revenues	1,645.7	1,500.6
Investment gains (losses):
Realized from actual transactions	18.5	12.3
Realized from impairments	—	—
Unrealized from changes in fair value of
equity securities	(962.7)	355.6
Total realized and unrealized investment
gains (losses)	(944.1)	368.0
Total revenues	701.5	1,868.6

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	619.7	598.5
Dividends to policyholders	2.9	7.5
Underwriting, acquisition, and other expenses	836.9	733.4
Interest and other charges	11.9	10.6
Total expenses	1,471.5	1,350.1
Income (loss) before income taxes (credits)	(769.9)	518.5

Income Taxes (Credits):
Current	40.0	43.7
Deferred	(205.2)	62.5
Total	(165.1)	106.2

Net Income (Loss)	$(604.8)	$412.2

Net Income (Loss) Per Share:
Basic	$(2.01)	$1.38
Diluted	$(2.01)	$1.37

Average shares outstanding: Basic	300,280,398	299,020,956
Diluted	300,280,398	300,172,853

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2020	2019
Net Income (Loss) As Reported	$(604.8)	$412.2

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) before reclassifications,
not included in the statements of income	(173.2)	174.4
Amounts reclassified as realized investment (gains)
losses in the statements of income	(.3)	.8
Pretax unrealized gains (losses) on securities	(173.5)	175.3
Deferred income taxes (credits)	(36.3)	36.9
Net unrealized gains (losses) on securities, net of tax	(137.1)	138.3
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	(2.6)
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.9	1.0
Pretax net adjustment related to defined benefit
pension plans	.9	(1.5)
Deferred income taxes (credits)	.1	(.3)
Net adjustment related to defined benefit pension
plans, net of tax	.7	(1.2)
Foreign currency translation and other adjustments	(10.5)	2.3
Total other comprehensive income (loss)	(146.9)	139.3
Comprehensive Income (Loss)	$(751.8)	$551.6

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2020	2019
Convertible Preferred Stock:
Balance, beginning and end of period	$—	$—

Common Stock:
Balance, beginning of period	$303.6	$302.7
Dividend reinvestment plan	—	—
Net issuance of shares under stock based compensation plans	.3	.2
Balance, end of period	$303.9	$302.9

Additional Paid-in Capital:
Balance, beginning of period	$1,297.5	$1,277.6
Dividend reinvestment plan	.2	.2
Net issuance of shares under stock based compensation plans	4.4	2.8
Stock based compensation	1.1	2.8
ESSOP shares released	.8	.5
Balance, end of period	$1,304.2	$1,284.1

Retained Earnings:
Balance, beginning of period	$4,386.0	$3,849.8
Change in accounting principle	(2.3)	18.4
Balance, beginning of period, as adjusted	4,383.6	3,868.3
Net income (loss)	(604.8)	412.2
Dividends on common shares ($.21 and $.20 per common share)	(62.9)	(59.6)
Balance, end of period	$3,715.8	$4,220.8

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$77.7	$(210.0)
Net unrealized gains (losses) on securities, net of tax	(137.1)	138.3
Net adjustment related to defined benefit pension plans,
net of tax	.7	(1.2)
Foreign currency translation and other adjustments	(10.5)	2.3
Balance, end of period	$(69.2)	$(70.6)

Unallocated ESSOP Shares:
Balance, beginning of period	$(64.8)	$(73.9)
ESSOP shares released	2.8	2.2
Purchase of unallocated ESSOP shares	(50.0)	—
Balance, end of period	$(111.9)	$(71.7)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(604.8)	$412.2
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	2.0	(3.2)
Premiums and other receivables	(119.9)	(85.7)
Unpaid claims and related items	73.7	29.8
Unearned premiums and other policyholders' liabilities	.7	12.1
Income taxes	(171.5)	101.0
Reinsurance balances and funds	89.9	43.1
Realized investment (gains) losses from actual transactions and impairments	(18.5)	(12.3)
Unrealized investment (gains) losses from changes in fair value
of equity securities	962.7	(355.6)
Accounts payable, accrued expenses and other	1.9	(5.3)
Total	216.3	136.2

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	297.3	155.8
Sales	88.8	126.7
Sales of:
Equity securities	140.5	184.2
Other - net	3.2	3.0
Purchases of:
Fixed maturity securities:
Available for sale	(274.4)	(369.6)
Equity securities	(271.2)	(172.8)
Other - net	(10.9)	(12.3)
Net decrease (increase) in short-term investments	(9.8)	3.9
Total	(36.4)	(80.9)

Cash flows from financing activities:
Issuance of common shares	5.0	3.2
Redemption of debentures and notes	(6.5)	(6.5)
Purchase of unallocated common shares by ESSOP	(50.0)	—
Dividends on common shares	(62.9)	(59.6)
Other - net	.1	.1
Total	(114.2)	(62.7)

Increase (decrease) in cash	65.6	(7.5)
Cash, beginning of period	78.8	100.3
Cash, end of period	$144.5	$92.8

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$20.6	$20.7
Income taxes	$6.7	$5.3

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1. Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2019 Annual Report on Form 10-K incorporated herein by reference.

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. Recent pronouncements are discussed below.

a) Effective January 1, 2019, the Company adopted FASB guidance on lease accounting which requires balance sheet recognition of all leases with a term greater than 12 months. The Company's adoption of this guidance is discussed in Note 7.

b) Effective January 1, 2020, the Company adopted the FASB’s current expected credit loss standard ("CECL") which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of certain financial assets measured at amortized cost, including the Company’s reinsurance recoverables, held to maturity securities and its accounts and notes receivable. CECL replaces the current incurred loss impairment model that recognizes losses when a probability threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased and at subsequent measurement dates. The expected credit losses, and subsequent adjustment to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the asset presented on the consolidated balance sheet.

The guidance also modifies the impairment model for available for sale fixed maturity securities by requiring the recognition of other than temporary impairments ("OTTI") relating to credit losses through an allowance account, as opposed to a charge that cannot be revised should the underlying security recover. Under the revised guidance, the length of time a security has been in an unrealized loss position will no longer impact the determination as to whether an OTTI loss exists.

The guidance relating to financial assets measured at amortized cost was adopted on a modified retrospective basis, resulting in a net of tax adjustment to January 1, 2020 retained earnings of $2.3. The Company’s total credit loss allowance relating to financial assets was $30.1 as of January 1, 2020, comprised of $14.5 related to reinsurance recoverables, $15.5 related to accounts and notes receivable, and an immaterial amount related to held to maturity securities. No significant adjustments were made to the allowance during the first quarter of 2020.

The Company performs an ongoing evaluation of reinsurance balances outstanding and uses a probability-of-default methodology to estimate the credit allowance for uncollectible amounts. Allowances for uncollectible accounts and notes receivable are established based on a review of amounts outstanding, historical charge off activity, and current and forecasted economic conditions.

The revised impairment guidance for available for sale fixed maturity securities was adopted on a prospective basis. Related disclosures relative to this standard’s impact on the Company’s investment portfolio are included in Note 3.

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

	Quarters Ended
	March 31,
	2020	2019
Numerator:
Basic and diluted earnings per share -
income (loss) available to common stockholders	$(604.8)	$412.2
Denominator:
Basic earnings per share -
weighted-average shares (a)	300,280,398	299,020,956
Effect of dilutive securities - stock based
compensation awards	—	1,151,897
Diluted earnings per share -
adjusted weighted-average shares (a)	300,280,398	300,172,853
Earnings per share: Basic	$(2.01)	$1.38
Diluted	$(2.01)	$1.37

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	9,620,404	3,284,700
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

The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses directly in shareholders' equity. The Company recognized no OTTI adjustments for the quarters ended March 31, 2020 and 2019.

A summary of fixed maturity securities by type, contractual maturity and credit quality are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
March 31, 2020:
Available for sale:
U.S. & Canadian Governments	$1,752.3	$108.1	$—	$1,860.4
Corporate	6,656.8	135.1	157.0	6,634.9
	$8,409.1	$243.3	$157.0	$8,495.4

Held to maturity:
Tax-exempt	$1,015.8	$32.7	$—	$1,048.5

December 31, 2019:
Available for sale:
U.S. & Canadian Governments	$1,842.3	$36.9	$.4	$1,878.8
Corporate	6,694.9	225.5	2.8	6,917.6
	$8,537.3	$262.5	$3.3	$8,796.5

Held to maturity:
Tax-exempt	$1,021.7	$36.5	$—	$1,058.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at March 31, 2020:
Available for sale:
Due in one year or less	$1,029.6	$1,027.7
Due after one year through five years	4,914.0	4,961.4
Due after five years through ten years	2,423.3	2,465.1
Due after ten years	42.1	41.1
	$8,409.1	$8,495.4

Held to maturity:
Due in one year or less	$1.0	$1.0
Due after one year through five years	459.4	469.6
Due after five years through ten years	555.3	577.5
Due after ten years	—	—
	$1,015.8	$1,048.5

Fixed Maturity Securities Stratified by Credit Quality (a):
	All Fixed Maturity Securities		Held to Maturity
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Aaa	23.7%	23.9%	39.5%	39.5%
Aa	12.9	13.1	52.5	52.5
A	32.1	32.6	8.0	8.0
Baa	26.6	26.1	—	—
Total investment grade	95.3	95.7	100.0	100.0
All other (b)	4.7	4.3	—	—
Total	100.0%	100.0%	100.0%	100.0%

__________

(a)	Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers.

(b)	"All other" includes non-investment grade or non-rated issuers.

As described in Note 1, the Company adopted the FASB's accounting guidance on CECL effective January 1, 2020. The credit allowance for the Company's held to maturity fixed maturity securities is evaluated using a probability-of-default methodology and due to the high credit quality of the portfolio, the resulting allowances established as of January 1, 2020 and March 31, 2020 were not material.

The following tables reflect the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity fixed maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$12.8	$—	$—	$—	$12.9	$—
Corporate	2,253.5	148.1	27.6	8.9	2,281.2	157.0
	$2,266.4	$148.1	$27.6	$8.9	$2,294.1	$157.0

Number of available for sale
securities in unrealized
loss position		459		26		485

Held to maturity:
Tax-exempt	$6.5	$—	$21.5	$—	$28.1	$—

Number of held to maturity
securities in unrealized
loss position		3		8		11

December 31, 2019:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$217.2	$.3	$53.0	$.1	$270.3	$.4
Corporate	176.4	1.9	54.3	.8	230.7	2.8
	$393.7	$2.3	$107.4	$1.0	$501.1	$3.3

Number of available for sale
securities in unrealized
loss position		54		47		101

Held to maturity:
Tax-exempt	$—	$—	$21.7	$—	$21.7	$—

Number of held to maturity
securities in unrealized
loss position		—		8		8

In the above tables the unrealized losses on fixed income securities reflect changes in the interest rate environment. Additionally, the COVID-19 pandemic and the associated governmental responses caused substantial financial market disruption, which generally led to significant declines in fixed maturity security valuations, resulting in an increase in the unrealized losses on the available for sale portfolio at March 31, 2020. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold the securities, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally in consideration of its asset and liability matching objectives.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020	$3,236.3	$420.1	$441.5	$3,214.9
December 31, 2019	$3,089.1	$968.0	$26.6	$4,030.5

During the first quarter of 2020 and 2019, the Company recognized pretax unrealized investment gains (losses) of $(962.7) and $355.6, respectively, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at March 31, 2020 and 2019 were $(956.8) and $367.6, respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of March 31, 2020 and December 31, 2019.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2020:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,079.9	$780.5	$—	$1,860.4
Corporate	—	6,624.4	10.5	6,634.9
Short-term investments	493.9	—	—	493.9
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,048.5	—	1,048.5
Equity securities	$3,213.1	$—	$1.8	$3,214.9

As of December 31, 2019:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,068.1	$810.7	$—	$1,878.8
Corporate	—	6,907.1	10.5	6,917.6
Short-term investments	484.3	—	—	484.3
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,058.2	—	1,058.2
Equity securities	$4,028.7	$—	$1.7	$4,030.5

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2020.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At March 31, 2020, the Company and its subsidiaries had no non-income producing fixed maturity or equity securities.

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

	Quarters Ended
	March 31,
	2020	2019
Investment income:
Fixed maturity securities	$74.5	$74.6
Equity securities	38.1	35.0
Short-term investments	1.9	2.4
Other sources	1.1	1.6
Gross investment income	115.8	113.8
Investment expenses (a)	1.6	1.7
Net investment income	$114.1	$112.1

Investment gains (losses):
From actual transactions:
Fixed maturity securities:
Gains	$.9	$—
Losses	(.5)	(.9)
Net	.3	(.9)
Equity securities:
Gains	19.4	41.1
Losses	(1.2)	(27.9)
Net	18.2	13.2
Other investments, net	—	—
Total from actual transactions	18.5	12.3
From impairments	—	—
From unrealized changes in fair value of equity securities	(962.7)	355.6
Total realized and unrealized investment gains (losses)	(944.1)	368.0
Current and deferred income taxes (credits)(b)	(198.5)	77.4
Net of tax realized and unrealized investment gains (losses)	$(745.6)	$290.6

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed maturity securities	$(172.8)	$174.3
Less: Deferred income taxes (credits)	(36.2)	36.8
	(136.6)	137.5

Other investments	(.7)	.9
Less: Deferred income taxes (credits)	(.1)	.1
	(.5)	.7
Net changes in unrealized investment gains (losses),
net of tax	$(137.1)	$138.3
__________

(a)	Investment expenses largely consist of personnel costs and investment management and custody service fees.

(b)	Reflects primarily the combination of fully taxable investment gains or losses.

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

The Company’s accounting policy regarding the establishment of claim reserve estimates is described in Note 1(h) to the consolidated financial statements included in Old Republic’s 2019 Annual Report on Form 10-K. The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the periods shown.

This space left intentionally blank

Summary of changes in aggregate reserves for claims and related costs:

	Quarters Ended
	March 31,
	2020	2019
Gross reserves at beginning of period	$9,929.5	$9,471.2
Less: reinsurance losses recoverable	3,249.7	3,006.3
Net reserves at beginning of period:
General Insurance	6,021.3	5,766.1
Title Insurance	530.9	533.4
RFIG Run-off	118.9	154.5
Other	8.4	10.8
Sub-total	6,679.7	6,464.9
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	598.3	584.3
Title Insurance	24.7	20.2
RFIG Run-off (a)	6.6	11.3
Other	3.1	4.6
Sub-total	632.9	620.5
Change in provision for insured events of prior years:
General Insurance	(5.8)	(11.5)
Title Insurance	(3.1)	(5.7)
RFIG Run-off (a)	(1.8)	(2.8)
Other	(1.3)	(1.2)
Sub-total	(12.2)	(21.3)
Total incurred claims and claim adjustment expenses (a)	620.6	599.2
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	96.3	100.5
Title Insurance	.1	.1
RFIG Run-off	—	—
Other	.7	1.3
Sub-total	97.2	102.0
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	418.8	426.7
Title Insurance	15.9	14.1
RFIG Run-off	13.2	24.4
Other	1.6	2.0
Sub-total	449.7	467.3
Total payments	546.9	569.3
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable:
General Insurance	6,098.6	5,811.6
Title Insurance	536.4	533.6
RFIG Run-off	110.4	138.5
Other	7.8	10.8
Sub-total	6,753.3	6,494.7
Reinsurance losses recoverable	3,242.5	2,993.7
Gross reserves at end of period	$9,995.9	$9,488.4
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

5. Employee Benefit Plans:

The Company had an active pension plan (the "Plan") covering a portion of its work force until December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan was closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retained all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly periods ended March 31, 2020 and 2019 were not material to Old Republic's consolidated statements of income.

During the first quarter of 2020, the Employee Savings and Stock Ownership Plan (ESSOP) purchased 3.3 million shares of Old Republic common stock for $50.0. The purchases were financed by loans to the ESSOP from participating subsidiaries.

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

This space left intentionally blank

Segmented and Consolidated Results:

	Quarters Ended
	March 31,
	2020	2019
General Insurance (a):
Net premiums earned	$852.8	$831.5
Net investment income and other income	125.1	118.5
Total revenues excluding investment gains (losses)	$978.0	$950.0
Segment pretax operating income (loss) (b)	$110.1	$108.3
Income tax expense (credits) on above	$20.8	$20.8

Title Insurance:
Net premiums earned	$508.0	$412.2
Title, escrow and other fees	120.1	94.6
Sub-total	628.1	506.9
Net investment income and other income	10.9	10.4
Total revenues excluding investment gains (losses)	$639.1	$517.3
Segment pretax operating income (loss) (b)	$43.3	$20.5
Income tax expense (credits) on above	$9.2	$4.3

RFIG Run-off Business (a):
Net premiums earned	$12.6	$16.2
Net investment income and other income	4.3	4.5
Total revenues excluding investment gains (losses)	$17.0	$20.7
Segment pretax operating income (loss)	$8.4	$8.2
Income tax expense (credits) on above	$1.6	$1.6

Consolidated Revenues:
Total revenues of above Company segments	$1,634.2	$1,488.1
Other sources (c)	39.8	44.0
Consolidated investment gains (losses):
Realized from actual transactions and impairments	18.5	12.3
Unrealized from changes in fair value of equity securities	(962.7)	355.6
Total realized and unrealized investment gains (losses)	(944.1)	368.0
Consolidation elimination adjustments	(28.2)	(31.5)
Consolidated revenues	$701.5	$1,868.6

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
above Company segments	$161.8	$137.1
Other sources - net (c)	12.3	13.2
Consolidated investment gains (losses):
Realized from actual transactions and impairments	18.5	12.3
Unrealized from changes in fair value of equity securities	(962.7)	355.6
Total realized and unrealized investment gains (losses)	(944.1)	368.0
Consolidated income (loss) before income
taxes (credits)	$(769.9)	$518.5

	Quarters Ended
	March 31,
	2020	2019
Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
of above Company segments	$31.6	$26.8
Other sources - net (c)	1.6	2.0
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	(198.5)	77.4
Consolidated income tax expense (credits)	$(165.1)	$106.2

	March 31,	December 31,
	2020	2019
Consolidated Assets:
General Insurance	$17,444.8	$17,870.0
Title Insurance	1,607.9	1,695.0
RFIG Run-off Business	534.7	615.1
Total assets for the above company segments	19,587.5	20,180.2
Other assets (c)	918.8	1,095.4
Consolidation elimination adjustments	(154.0)	(199.3)
Consolidated assets	$20,352.2	$21,076.3

(a) Results for the Consumer Credit Indemnity ("CCI") run-off business are expected to be immaterial in the remaining run-off periods. Effective July 1, 2019 these results have been reclassified to the General Insurance segment for all future periods. Previously these results were reflected as part of the RFIG Run-off Business.

(b)
Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $16.4 and $18.4 for the quarters ended March 31, 2020 and 2019, respectively, and Title - $.9 and $1.5 for the quarters ended March 31, 2020 and 2019, respectively.

(c)	Includes amounts for a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries.

7. Commitments and Contingent Liabilities:

(a) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At March 31, 2020, the Company had no material non-claim litigation exposures in its consolidated business.

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

8. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes issued in 2014 and due 2024	$397.5	$404.4	$397.3	$439.5
3.875% Senior Notes issued in 2016 and due 2026	546.4	566.6	546.2	580.0
Other miscellaneous debt	23.9	23.9	30.4	30.4
Total debt	$967.8	$995.0	$974.0	$1,050.0

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

The following table shows a summary of financial liabilities disclosed, but not carried at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
March 31, 2020	$967.8	$995.0	$—	$971.1	$23.9
December 31, 2019	$974.0	$1,050.0	$—	$1,019.5	$30.4

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2020 and 2019
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG Run-off Business. A small life and accident insurance business, accounting for 0.2% of consolidated operating revenues for the quarter ended March 31, 2020 and 0.6% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic's 2019 Annual Report on Form 10-K.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended March 31,
	2020	2019	% Change
Pretax income (loss)	$(769.9)	$518.5
Pretax investment gains (losses)	(944.1)	368.0
Pretax income (loss) excluding investment gains (losses)	$174.2	$150.4	15.8%

Net income (loss)	$(604.8)	$412.2
Net of tax investment gains (losses)	(745.6)	290.6
Net income (loss) excluding investment gains (losses)	$140.8	$121.5	15.8%

PER DILUTED SHARE

	Quarters Ended March 31,
	2020	2019	% Change
Net income (loss)	$(2.01)	$1.37
Net of tax investment gains (losses)	(2.48)	.97
Net income (loss) excluding investment gains (losses)	$.47	$.40	17.5%

SHAREHOLDERS' EQUITY

	March 31,	Dec. 31,
	2020	2019	% Change
Shareholders' equity: Total	$5,142.9	$6,000.1	-14.3%
Per Common Share	$17.29	$19.98	-13.5%

Consolidated pretax and net income, exclusive of all investment gains or (losses), for the quarter ended March 31, 2020 grew by 15.8%, or 17.5% per diluted share. Consolidated results were driven by greater profitability in Old Republic's Title Insurance segment. Total and per share net income were significantly impacted by changes in the fair value of equity securities. Please see the information on the following pages.

The impact on U.S. economic activity from the COVID-19 pandemic and the associated governmental responses occurred in the final weeks of the first quarter. Therefore, there was minimal effect on Old Republic’s first quarter operating revenues and earnings excluding investment gains or (losses). The impact on employment levels, businesses and other economic activities could have a negative effect on future premium and fee revenues in the General Insurance segment, and such possible outcomes could give rise to higher underwriting expense ratios. Similarly, the impact on the residential and commercial real estate markets could lessen demand for title insurance products and services. In these circumstances, future revenues from title premiums and fees in the Title Insurance segment could decline, and conversely operating expense ratios could rise. In the RFIG Run-off segment, future claims experience could depend upon the mitigating effects of loan forbearance programs mandated by the Federal government and the rate at which the overall U.S. economy and, in particular, employment levels recover.

The COVID-19 pandemic and the associated governmental responses caused substantial financial markets disruption in the final weeks of the first quarter, which led to significant declines in stock market valuations generally, and for Old Republic’s common stock portfolio as well. Declines in the fair value of the Company’s common stock holdings were the main contributor to the first quarter’s reported net loss and the reduction in book value per share to $17.29 at quarter’s end from $19.98 at year-end 2019. These outcomes notwithstanding, management firmly believes that the Company’s strong financial condition will enable it to weather these challenging times, and most importantly allow its insurance subsidiaries to meet their obligations to customers, policyholders and their beneficiaries.

Old Republic's business is necessarily managed for the long run. In this context management's key objectives are to achieve a continuous, long-term improvement in operating results, and to ensure balance sheet strength for the primary needs of the insurance subsidiaries' underwriting and related services business. In this view, the evaluation of periodic and long-term results excludes consideration of all investment gains or (losses). Under Generally Accepted Accounting Principles ("GAAP"), however, net income (loss), which includes all specifically defined realized and unrealized investment gains or (losses), is the measure of total profitability.

In management's opinion, the focus on income (loss) excluding all investment gains and losses provides a better way to realistically analyze, evaluate, and establish accountability for the results and benefits that arise from the basic operations of the business. The inclusion of realized investment gains or (losses) in income (loss) can mask the reality and trends in the fundamental operating results of the insurance business. That is because their realization is, more often than not, highly discretionary. It is usually affected by such randomly occurring factors as the timing of individual securities sales, tax-planning considerations, and modifications of investment management judgments about the direction of securities markets or the prospects of individual investees or industry sectors. Moreover, the inclusion of unrealized investment gains or (losses) in equity securities required under GAAP can further distort such operating results and trends therein and thus lead to even greater period-to-period fluctuations in reported net income (loss). The impact of the continuous volatility in stock market valuations is most evident in its net of tax effect on net income (loss) for the periods reported upon.

FINANCIAL HIGHLIGHTS
	Quarters Ended March 31,
SUMMARY INCOME STATEMENTS:	2020	2019	% Change
Revenues:
Net premiums and fees earned	$1,496.8	$1,358.1	10.2%
Net investment income	114.1	112.1	1.8
Other income	34.6	30.4	14.1
Total operating revenues	1,645.7	1,500.6	9.7
Investment gains (losses):
Realized from actual transactions	18.5	12.3
Realized from impairments	—	—
Unrealized from changes in fair value of equity securities	(962.7)	355.6
Total investment gains (losses)	(944.1)	368.0
Total revenues	701.5	1,868.6
Operating expenses:
Claim costs	622.6	606.0	2.7
Sales and general expenses	836.9	733.4	14.1
Interest and other charges	11.9	10.6	11.7
Total operating expenses	1,471.5	1,350.1	9.0%
Pretax income (loss)	(769.9)	518.5
Income taxes (credits)	(165.1)	106.2
Net income (loss)	$(604.8)	$412.2

COMMON STOCK STATISTICS:
Net income (loss) per share: Basic	$(2.01)	$1.38
Diluted	$(2.01)	$1.37
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$0.47	$0.41	14.6%
Net investment gains (losses):
Realized from actual transactions and impairments	0.05	0.03
Unrealized from changes in fair value of equity securities	(2.53)	0.94
Basic net income (loss)	$(2.01)	$1.38
Diluted net income (loss) excluding investment gains (losses)	$0.47	$0.40	17.5%
Net investment gains (losses):
Realized from actual transactions and impairments	0.05	0.03
Unrealized from changes in fair value of equity securities	(2.53)	0.94
Diluted net income (loss)	$(2.01)	$1.37
Cash dividends on common stock	$0.21	$0.20
Book value per share	$17.29	$18.94	-8.7%

The table on the next page shows an array of numbers purposefully arranged in 10 sections. Management believes the information in sections A to G and J highlight the most meaningful, realistic indicators of ORI's segmented and consolidated financial performance. The information underscores the necessity of reviewing reported results by separating the inherent volatility of securities markets and their above-noted impact on reported GAAP net income (loss).

	Major Segmented and Consolidated
	Elements of Income (Loss)
	Quarters Ended March 31,
	2020	2019	% Change
A. Net premiums, fees, and other income:
General insurance	$852.8	$831.5	2.6%
Title insurance	628.1	506.9	23.9
Corporate and other	3.1	3.4	-9.0
Other income	34.6	30.4	14.1
Subtotal	1,518.9	1,372.2	10.7
RFIG run-off business (c)	12.6	16.2	-22.1
Consolidated	$1,531.5	$1,388.5	10.3%

B. Underwriting and related
services income (loss):
General insurance	$37.5	$38.8	-3.4%
Title insurance	33.3	11.6	186.8
Corporate and other	(2.9)	(5.2)	42.5
Subtotal	67.9	45.2	50.0
RFIG run-off business (c)	4.0	3.7	8.2
Consolidated	$71.9	$49.0	46.8%
C. Consolidated underwriting ratio:
Claim ratio	41.6%	44.6%
Expense ratio	53.3	51.4
Composite ratio	94.9%	96.0%

D. Net investment income:
General insurance	$90.6	$88.2	2.7%
Title insurance	10.8	10.2	5.2
Corporate and other	8.3	9.0	-7.4
Subtotal	109.8	107.5	2.1
RFIG run-off business	4.3	4.5	-3.8
Consolidated	$114.1	$112.1	1.8%
E. Interest and other charges (credits):
General insurance	$18.0	$18.7
Title insurance	0.8	1.3
Corporate and other (a)	(6.9)	(9.4)
Subtotal	11.9	10.6
RFIG run-off business	—	—
Consolidated	$11.9	$10.6	11.7%

F. Segmented and consolidated pretax income (loss)
excluding investment gains (losses)(B+D-E):
General insurance	$110.1	$108.3	1.7%
Title insurance	43.3	20.5	110.6
Corporate and other	12.3	13.2	-7.2
Subtotal	165.7	142.1	16.6
RFIG run-off business (c)	8.4	8.2	1.6
Consolidated	174.2	150.4	15.8%
Income taxes (credits) on above (b)	33.3	28.8
G. Net income (loss) excluding investment gains (losses)	140.8	121.5	15.8%
H. Consolidated pretax investment gains (losses):
Realized from actual transactions
and impairments	18.5	12.3
Unrealized from changes in
fair value of equity securities	(962.7)	355.6
Total	(944.1)	368.0
Income taxes (credits) on above	(198.5)	77.4
Net of tax investment gains (losses)	(745.6)	290.6
I. Net income (loss)	$(604.8)	$412.2
J. Consolidated operating cash flow	$216.3	$136.2

(a) Includes consolidation/elimination entries. (b) The effective tax rate applicable to pretax income excluding investment gains or losses was 19.2% for both the first quarters of 2020 and 2019. (c) See Note (a) in RFIG Run-off Segments Results.

General Insurance Segment Results

	General Insurance Summary Operating Results
	Quarters Ended March 31,
	2020	2019	% Change
Net premiums written	$860.7	$842.8	2.1%
Net premiums earned	852.8	831.5	2.6
Net investment income	90.6	88.2	2.7
Other income	34.5	30.2	14.0
Operating revenues	978.0	950.0	2.9
Claim costs	595.4	580.3	2.6
Sales and general expenses	254.4	242.5	4.9
Interest and other charges	18.0	18.7	-4.1
Operating expenses	867.9	841.7	3.1
Segment pretax operating income (loss)	$110.1	$108.3	1.7%

Claim ratio	69.8%	69.8%
Expense ratio	25.8	25.5
Composite ratio	95.6%	95.3%
__________________
Effective July 1, 2019, the results of the CCI run-off business are being classified in the General Insurance Segment for all future periods.

General insurance earned premiums rose 2.6% in the first quarter. With few exceptions, premiums grew for most types of coverages and markets served. The largest contributions principally stemmed from commercial automobile (trucking) and executive indemnity coverages. The cumulative effects of recent years' and ongoing premium rate increases for most insurance products, other than workers' compensation coverages, along with new business production were main factors in top line growth. Net investment income growth was principally driven by a moderately higher invested asset base with dividends from equity security investments providing the greatest gain.

As the above table shows, the consolidated general insurance ratio of claim costs to net premiums earned for the first quarter of 2020 was consistent with 2019 and continues the past several years' fairly consistent downtrends, and the effects of claim development shown in the following table. Small year-over-year changes in periodic expense ratios are generally reflective of ongoing coverage mix dynamics, and the variability of attendant sales and general expenses among various coverages.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	74.1%	1.5%	72.6%
2016	73.0	0.3	72.7
2017	71.8	0.7	71.1
2018	72.2	—	72.2
2019	71.8%	0.4%	71.4%
1st Quarter 2019	69.8%	(1.4)%	71.2%
1st Quarter 2020	69.8%	(0.7)%	70.5%

Quarterly and annual claim ratios and the trends they display, may not be particularly meaningful indicators of future outcomes for ORI's liability-oriented mix of business and its relatively long claim payment patterns. Management's long-term targets are for annually reported claim ratio averages in the high 60% to low 70% range, and assuming the current mix of coverages, overall expense ratio averages of 25% or below, resulting in a composite ratio ranging between 90% and 95%.

Title Insurance Segment Results

	Title Insurance
	Summary Operating Results
	Quarters Ended March 31,
	2020	2019	% Change
Net premiums and fees earned	$628.1	$506.9	23.9%
Net investment income	10.8	10.2	5.2
Other income	0.1	0.1	15.2
Operating revenues	639.1	517.3	23.5
Claim costs	21.5	14.4	49.0
Sales and general expenses	573.3	480.9	19.2
Interest and other charges	0.8	1.3	-36.1
Operating expenses	595.8	496.7	19.9
Segment pretax operating income (loss)	$43.3	$20.5	110.6%

Claim ratio	3.4%	2.9%
Expense ratio	91.3	94.8
Composite ratio	94.7%	97.7%

The Title segment's operating revenues were up nearly 24% in the first quarter. Year-over-year comparisons of revenues from title premiums and fees reflect the continuation of a low interest rate environment resulting in a favorable real estate market through the first quarter of 2020 coupled with a stable market share position.

Claim costs trended higher as favorable development of prior years’ claim reserve estimates edged lower. The following table shows recent annual and interim periods’ claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	4.9%	(0.6)%	5.5%
2016	3.8	(1.1)	4.9
2017	0.9	(3.3)	4.2
2018	2.1	(2.0)	4.1
2019	2.7%	(1.3)%	4.0%
1st Quarter 2019	2.9%	(1.1)%	4.0%
1st Quarter 2020	3.4%	(0.5)%	3.9%

Net investment income increased by 5.2% for the quarter reflecting a moderately growing invested asset base and a relatively flat investment yield. Underwriting expenses grew at a relatively slower rate than premium and fee revenues resulting in the 3.5 percentage point decline in the expense ratio. In combination, these factors produced significantly greater pretax operating income for 2020's first quarter.

RFIG Run-off Segment Results

	RFIG Run-off
	Summary Operating Results (a)
	Quarters Ended March 31,
	2020	2019	% Change
A. Mortgage Insurance (MI)
Net premiums earned	$12.6	$16.0	-21.2%
Net investment income	4.3	4.3	0.9
Claim costs	4.7	9.5	-50.1
MI pretax operating income (loss)	$8.4	$7.0	19.5%

Claim ratio	37.8%	59.7%
Expense ratio	30.2	23.4
Composite ratio	68.0%	83.1%

B. Consumer Credit Indemnity (CCI) (a)
CCI pretax operating income (loss)	$—	$1.2

C. Total MI and CCI Run-off business (a)
Segment pretax operating income (loss)	$8.4	$8.2	1.6%

__________________

(a)
RFIG segment pretax operating income (loss) includes amounts attributable to the Company's consumer credit indemnity run-off business of $ - and $1.2 for the first quarters of 2020 and 2019, respectively. Results for the CCI coverages are expected to be immaterial in the remaining run-off periods. Effective July 1, 2019, these results have been re-classified to the General Insurance Segment for all future periods.

Pretax operating results of the run-off MI business reflect the expected, continuing drop in net earned premiums from declining risk in force. Investment income remained level resulting from a smaller invested asset base offset by a slightly improved yield.

As indicated in the far right column of the following table, MI claim ratios have continued to decline fairly consistently, favorable developments of prior periods' reserves notwithstanding. The downtrend is largely due to a combination of declining new loan defaults, and stable-to-improving cure rates for outstanding delinquent loans.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	56.4%	(65.0)%	121.4%
2016	34.1	(39.8)	73.9
2017	57.6	(38.3)	95.9
2018	43.2	(27.0)	70.2
2019	55.0%	(12.5)%	67.5%
1st Quarter 2019	59.7%	(10.0)%	69.7%
1st Quarter 2020	37.8%	(14.6)%	52.4%

Corporate and Other Operating Results

	Corporate and Other
	Summary Operating Results
	Quarters Ended March 31,
	2020	2019	% Change
Net life and accident premiums earned	$3.1	$3.4	-9.0%
Net investment income	8.3	9.0	-7.4
Other operating income	—	—	—
Operating revenues	11.5	12.4	-7.8
Claim costs	0.8	2.7	-67.5
Insurance expenses	1.2	1.2	-0.5
Corporate, interest and other expenses - net	(2.9)	(4.7)	38.0
Operating expenses	(0.8)	(0.7)	-2.4
Corporate and other pretax operating income (loss)	$12.3	$13.2	-7.2%

This segment includes the combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal corporate services subsidiaries. The segment tends to produce highly variable results stemming from volatility inherent to the small scale of the life and accident insurance line, net investment income, and net interest charges (credits) pertaining to external and intra-system financing arrangements.

Summary Consolidated Balance Sheet

	March 31,	December 31,	March 31,
	2020	2019	2019
Assets:
Cash and fixed maturity securities	$10,149.7	$10,381.5	$9,926.2
Equity securities	3,214.9	4,030.5	3,738.9
Other invested assets	114.7	115.4	128.7
Cash and invested assets	13,479.4	14,527.4	13,793.9
Accounts and premiums receivable	1,590.3	1,466.7	1,585.0
Federal income tax recoverable: Current	—	5.7	—
Deferred	130.1	—	—
Prepaid federal income taxes	—	—	129.8
Reinsurance balances recoverable	3,884.1	3,823.9	3,556.1
Deferred policy acquisition costs	323.3	325.4	319.5
Sundry assets	944.8	927.0	912.3
Total assets	$20,352.2	$21,076.3	$20,296.9

Liabilities and Shareholders' Equity:
Policy liabilities	$2,479.9	$2,419.2	$2,377.1
Claim reserves	9,995.9	9,929.5	9,488.4
Federal income tax payable: Current	27.9	—	22.4
Deferred	—	112.2	108.8
Reinsurance balances and funds	727.9	616.0	670.6
Debt	967.8	974.0	975.1
Sundry liabilities	1,009.7	1,025.1	988.5
Total liabilities	15,209.3	15,076.1	14,631.3
Shareholders' equity	5,142.9	6,000.1	5,665.6
Total liabilities and shareholders' equity	$20,352.2	$21,076.3	$20,296.9

Cash, Invested Assets, and Shareholders' Equity

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	March 31,	Dec. 31,	March 31,	March '20/	March '20/
	2020	2019	2019	Dec. '19	March '19
Cash and invested assets:
Available for sale fixed maturity securities, cash
and other invested assets, carried at fair value	$9,248.7	$9,475.2	$9,015.9	-2.4%	2.6%
Equity securities, carried at fair value	3,214.9	4,030.5	3,738.9	-20.2	-14.0
Held to maturity securities, carried at amortized cost	1,015.8	1,021.7	1,039.0	-0.6	-2.2
Total per balance sheet	$13,479.4	$14,527.4	$13,793.9	-7.2%	-2.3%
Total at cost for all	$13,415.6	$13,327.2	$13,026.1	0.7%	3.0%

Composition of shareholders' equity per share:
Equity before items below	$17.58	$17.25	$17.35	1.9%	1.3%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	(0.29)	2.73	1.59
Total	$17.29	$19.98	$18.94	-13.5%	-8.7%

Segmented composition of
shareholders' equity per share:
Excluding RFIG run-off segment	$15.89	$18.37	$17.37	-13.5%	-8.5%
RFIG run-off segment	1.40	1.61	1.57
Consolidated total	$17.29	$19.98	$18.94	-13.5%	-8.7%

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

As of March 31, 2020, the consolidated investment portfolio reflected an allocation of approximately 76% to fixed-maturity (bonds and notes) and short-term investments, and 24% to equity securities (common stock). The fixed-maturity security portfolio continues to be the basic anchor for the insurance underwriting subsidiaries' obligations. The maturities are stratified and conservatively matched to the expected timing of future years' payments of those obligations. The asset quality has remained at high levels.

Most of ORI's investable funds have been directed toward purchasing high-quality common shares of U.S. companies (currently limited to fewer than 100 issues). We favor those with long-term records of reasonable earnings growth and steadily increasing dividends. This has been the major reason why dividends from equity securities have been the source of investment income growth in recent years. Periodic stress tests of this portfolio are made pursuant to enterprise risk management guidelines and controls. Their purpose is to gain reasonable assurance that periodic downdrafts in market prices would not seriously undermine ORI's financial strength and the long-term continuity and prospects of the business.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income excluding net investment gains (losses), realized and unrealized investment gains (losses), and dividend payments to shareholders.

	Shareholders' Equity
	Per Share
	March 31,
	2020	2019
Beginning balance	$19.98	$17.23
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	0.47	0.41
Net of tax realized investment gains (losses)	0.05	0.03
Net of tax unrealized investment gains (losses) on
securities carried at fair value	(2.99)	1.40
Total net of tax realized and unrealized
investment gains (losses)	(2.94)	1.43
Cash dividends	(0.21)	(0.20)
Other	(0.01)	0.07
Net change	(2.69)	1.71
Ending balance	$17.29	$18.94
Percentage change for the period	-13.5%	9.9%

Capitalization

	Capitalization
	March 31,	December 31,	March 31,
	2020	2019	2019
Debt:
4.875% Senior Notes due 2024	$397.5	$397.3	$396.9
3.875% Senior Notes due 2026	546.4	546.2	545.8
Other miscellaneous debt	23.9	30.4	32.3
Total debt	967.8	974.0	975.1
Common shareholders' equity	5,142.9	6,000.1	5,665.6
Total capitalization	$6,110.7	$6,974.2	$6,640.8

Capitalization ratios:
Debt	15.8%	14.0%	14.7%
Common shareholders' equity	84.2	86.0	85.3
Total	100.0%	100.0%	100.0%

Total capitalization has declined as of March 31, 2020 primarily due to the net loss caused by the unrealized loss from changes in the fair value of equity securities and corresponding reduction in the shareholders' equity account.

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of investments; b) the valuation of deferred income tax assets; c) the recoverability of reinsured paid and/or outstanding losses; and d) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company's 2019 Annual Report on Form 10-K.

COVID-19 PANDEMIC AND OLD REPUBLIC'S BUSINESS

The impact on U.S. economic activity from the COVID-19 pandemic and the associated governmental responses ("COVID-19" or "the pandemic") occurred in the final weeks of the first quarter. Therefore, there was minimal effect on Old Republic’s first quarter operating revenues and earnings excluding investment gains or (losses). As discussed in more detail below, the impact on employment levels, businesses and other economic activities could have a negative effect on future premium and fee revenues in the General Insurance segment, and such possible outcomes could give rise to higher underwriting expense ratios. Similarly, the impact on the residential and commercial real estate markets could lessen demand for title insurance products and services. In these circumstances, future revenues from title premiums and fees in the Title Insurance segment could decline, and conversely operating expense ratios could rise. In the RFIG Run-off segment, future claims experience could depend upon the mitigating effects of loan forbearance programs mandated by the Federal government and the rate at which the overall U.S. economy and, in particular, employment levels recover.

The pandemic caused substantial financial markets disruption in the final weeks of the first quarter, which led to significant declines in stock market valuations generally, and for Old Republic’s common stock portfolio as well. Declines in the fair value of the Company’s common stock holdings were the main contributor to the first quarter’s reported net loss and the reduction in book value per share to $17.29 at quarter’s end from $19.98 at year-end 2019. These outcomes notwithstanding, management firmly believes that the Company’s strong financial condition will enable it to weather these challenging times, and most importantly allow its insurance subsidiaries to meet their obligations to customers, policyholders and their beneficiaries.

The remainder of this section provides a discussion of the anticipated impact of COVID-19 on the Company’s various segments.

Old Republic - Consolidated

Impact on business operations. In response to the spread of COVID-19, state and local governments nationwide have restricted business activities and multi-person gatherings. While the Old Republic insurance business is exempt from many of the requirements to cease operations, these mandates and Old Republic’s concern for the health of its employees have resulted in the reduction in activity at many of the Company’s offices. A majority of employees are now working from home, including approximately 95% of General Insurance employees and approximately 80% of Title employees. There has been only limited interruption in employees’ ability to continue to service the needs of customers while working remotely.

Cash and Invested Assets. Old Republic’s investment portfolio is managed in consideration of its enterprise-wide risk management objectives. The portfolio emphasis has been on selecting high quality issuers and to ensure the reliable funding of the insurance subsidiaries’ obligations to policyholders and the long-term stability of the subsidiaries’ capital accounts. Old Republic does not have any material investments in illiquid alternative or real estate investments.

Influenced by concerns around COVID-19, U.S. equity markets experienced significant volatility and reductions in market values in the last several weeks of the quarter. As described below, the reduction in market values during this time adversely affected the equity portfolio, resulting in a decline in fair value from $4.03 billion at December 31, 2019 to $3.21 billion at March 31, 2020. Old Republic’s fixed income portfolio experienced a limited decline in fair value and no other-than-temporary impairments were identified at March 31, 2020.

Financial market volatility could continue as long as the economy is impacted by COVID-19. As a result, the Company will continue to review its fixed-income investments to monitor the creditworthiness of the issuer. This is especially important in the current environment, where even highly rated issuers are subject to unprecedented stress and certain sectors may be more impacted than others. Old Republic’s portfolio includes exposure to the energy sector, and as a result of both reduced energy demand arising from COVID-19 and unrelated global supply issues, many issuers in this sector are experiencing significant financial and operating stresses. While these investments remain consistent with the Company’s investment philosophy, they are subject to regular and on-going review.

Old Republic has historically performed stress-testing of the investment portfolio, modeling the impact of significant declines in overall market values on the capital and surplus of its insurance subsidiaries. The investment portfolio’s performance through the end of the first quarter is largely in-line with the results of these stress tests, and surplus levels remain strong. Old Republic does not contemplate any changes to its investment strategy and expects the composition of its investment portfolio to remain consistent with the long-term needs of the business.

Capital and Liquidity. Old Republic continues to believe that its current liquidity position is sufficient to meet its obligations, including claim payments, operating expenses, interest and scheduled repayments on outstanding indebtedness and expected dividend payments for the remainder of the year. The Company’s ability to meet ongoing obligations is supported not only by premium revenue, but also by the expected interest and dividend income associated with Old Republic’s fixed income and equity investments. While dividends may be reduced or eliminated for certain equity investments as a result of the pandemic, the Company does not expect these investment income revenues to be materially affected by COVID-19 factors.

Given Old Republic’s current capital and liquidity position, the Company does not currently expect to need to raise additional capital, in the form of either debt or equity, to meet expected future obligations. The Company’s nearest debt maturity is $400.0 of senior notes maturing in October 2024. Old Republic believes that it could access debt capital markets in the present environment on reasonable terms, given the Company’s current debt to total capitalization ratio of 15.8% and expected levels of operating income.

Internal Controls. Old Republic maintains a system of internal controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Despite the migration of a substantial part of the workforce to a remote work environment, the Company's internal controls over financial reporting have not materially changed.

General Insurance

Operating environment and product demand. The primary coverages in the General Insurance segment are commercial auto (38.0%), workers’ compensation (27.0%), inland marine and property (7.9%), financial indemnity (7.6%) and general liability (6.8%). Demand for each of these coverages is related to overall economic conditions and this macroeconomic effect can be compounded (or mitigated) by exposure to sectors that are more (or less) affected by the particular economic environment.

Premiums associated with workers' compensation coverage typically fall with reductions in payroll. With the U.S. unemployment rate expected to reach a historic high in the second quarter, Old Republic could see a meaningful reduction in demand for this coverage. However, the Company’s exposure to many of the most significantly affected sectors, such as small business, hospitality, restaurants and travel, is limited, which reduces to a degree Old Republic’s COVID-19 exposure. There is a similar dynamic with many of the Company’s other coverages. The variability of these factors makes it difficult to estimate with precision the effect of COVID-19 on demand for Old Republic’s coverages. However, the pandemic could result in a decrease in demand for coverages until the economic effects have been resolved. The magnitude of such a decrease will largely depend on the speed with which the U.S. economy and employment levels recover from COVID-19.

Claims. Claims experience reflects changes in pricing and risk selection together with variability in loss severity and frequency trends. Given the recent onset of the pandemic, the Company’s first quarter claims experience was not materially affected. Old Republic expects the effects of COVID-19 on claims experience to differ based on the type of coverage and the industry insured.

Claims activity for certain coverages is correlated with U.S. economic activity. Claims frequency and severity for certain coverages could increase as a result of COVID-19. However, as noted below, Old Republic’s external reinsurance programs and other risk sharing arrangements should mitigate these effects.

The General Insurance business does not write a material amount of event cancellation, trade credit, travel or other coverages that may generate greatly increased claims activity as a result of the disruption caused by COVID-19.

Reserves. Establishing claims reserves for the General Insurance business is a complex and dynamic process that requires a significant amount of judgment in an ordinary operating environment. That process and the judgment involved are made more complicated by the disruptions caused by COVID-19. Old Republic has not made significant changes to reserves or reserving practices as of March 31, 2020. That approach may change as clarity emerges about the actual effects of COVID-19 on the various businesses. The Company may adjust its loss development factors, expected claims rates and average claim costs for certain products if those factors look to be impacted by COVID-19. To the extent any such loss development factor adjustments cause a change to reserves, earnings could be impacted in the period of such change.

Reinsurance and Retention Limits. Old Republic uses external reinsurance and other risk-sharing arrangements to limit the maximum losses for which it may be liable under its policies. As of March 31, 2019, the Company had approximately $3.8 billion in reinsurance receivables from its reinsurers. Old Republic has reinsurance and risk-sharing arrangements in place for many of the coverages likely to be impacted by COVID-19. Consistent with its existing practices, Old Republic monitors on an on-going basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies and obtains collateral in the form of letters of credit, securities and other financial instruments.

Regulation. Old Republic’s insurance company subsidiaries are subject to on-going regulation by state insurance departments. In response to COVID-19, insurance departments have been active in publishing additional guidance and other regulatory actions that impact the business. This regulatory guidance primarily relates to the collection of premium, the cancellation or non-renewal of policies, presumption of coverage and notice periods relating to claims. While it is too early to determine the effect that these will have on Old Republic’s business, the regulatory actions taken to date could affect premium revenue and claims costs for the remainder of 2020. The effect of these initiatives will depend in part on the length and severity of the economic disruption that results from COVID-19. Old Republic will continue to monitor the impact of these and any new regulatory activities.

Title Insurance

Operating environment and product demand. For the quarter ended March 31, 2020, net premium and fees earned in the Title segment reached an all-time first quarter high of $628.1. The demand for title insurance coverage was extremely strong during much of the first quarter. However, many of the key indicators used to evaluate the Title business, such as opened orders, have softened from the record levels experienced in the first quarter of 2020, but remain strong compared to prior periods.

The demand for title insurance products is correlated with the strength of the residential and commercial real estate markets. The economic disruptions resulting from COVID-19, and the resulting restrictions on in-person gatherings and reduction in business activity, could have a negative impact on the residential and commercial real estate markets and thus on the demand for title insurance, while alternative solutions are developed and implemented. Trends of this kind tend to have a lagging effect and could lead to a reduction in demand and lower operating revenues with the magnitude dependent upon the length and severity of the economic disruptions related to COVID-19.

Regulation. The housing market and the real estate lending industry are heavily regulated and there have been regulatory responses to the pandemic. These regulatory initiatives include extensions and modifications of state remote online notary procedures, which as of March 31, 2020 have had a limited effect on Title’s business operations. Other regulatory initiatives targeted at aiding consumers, such as mortgage payment forbearance mandates, may have a significant impact on mortgage lenders and investors in pooled mortgage products, which could decrease the availability of mortgage funding, thus negatively impacting the housing market. The Company expects the ultimate effect of these regulatory initiatives to become clearer throughout the remainder of 2020.

Claims. Conditions in the real estate market could have an effect on title claims. Declining real estate values and increases in foreclosures could affect claims experience. The effects of COVID-19 on the U.S. real estate market are still developing and did not materially affect claims experience for the quarter ended March 31, 2020. The full impact on the residential and commercial real estate markets will need to be weighed against the increased underwriter scrutiny in the mortgage application process. More restrictive underwriting standards have historically had a favorable impact on claims experience.

RFIG Run-Off Business

Operating environment and product demand. As noted elsewhere, Old Republic’s RFIG run-off business, led by its principal insurance carriers Republic Mortgage Insurance Company ("RMIC") and Republic Mortgage Guaranty Insurance Corporation ("RMGIC"), ceased writing new mortgage guaranty insurance in 2011. The operating results for all periods presented reflect the expected, continuing drop in net earned premiums from declining risk in force.

Regulation. The North Carolina Department of Insurance ("NCDOI") performs regulatory oversight of RMIC and RMGIC. Based on their capital position as of December 31, 2019 and on updated projections as to future operating results and capital levels, RMIC and RMGIC sought and received approval from the NCDOI to pay extraordinary dividends amounting to $37.5 to ORI, its ultimate parent, during the first quarter of 2020.

Capital. As of March 31, 2020, total statutory capital for the group, inclusive of a contingency reserve, totaled $410.1. Old Republic continually monitors its capital position based on financial estimates of operating results over the remaining run-off period. Given the adverse effects of COVID-19 on the U.S. economy, unemployment levels, and housing markets, it could be necessary to retain more capital in the mortgage insurance business than previously thought until the true effects on operations and capital become more apparent. In any event, the payment of future extraordinary dividends will require regulatory approval from the NCDOI.

Claims. The economic impact of COVID-19 did not materially affect claims experience or estimated reserves for the quarter ended March 31, 2020. Changes in U.S. employment levels and in the residential real estate markets could affect mortgage insurance claims. Future claim experience will depend on factors such as, among others, the mitigating effects of extensive loan forbearance programs mandated by the Federal government under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and the rate at which the overall economy, and in particular employment levels, recover once the extensive shelter-in-place mandates are revised or lifted. The Company expects the ultimate effect of these conditions to become clearer during the remainder of 2020.

FINANCIAL POSITION

The Company's financial position at March 31, 2020 reflected an increase in liabilities of .9% and decreases in assets and common shareholders' equity of 3.4% and 14.3%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 66.2% and 68.9% of consolidated assets as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, the cash, accrued investment income, and invested asset base decreased by 7.2% to $13,479.4.

Investments - During the first quarter of 2020 and 2019, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both March 31, 2020 and December 31, 2019, nearly all of the Company's investments consisted of marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At March 31, 2020, the Company had no fixed maturity investments in default as to principal and/or interest.

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

The fair value of the Company's long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed maturity investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed maturity investment portfolio. All such changes in fair value of available for sale securities are reflected, net of deferred income taxes, directly in the shareholders' equity account, and as a separate component of the statement of comprehensive income. Fixed maturity securities classified as held to maturity are carried at amortized cost, net of any credit allowances, and therefore, fluctuations in unrealized gains and losses do not impact shareholders' equity. Given the Company's inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed maturity securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

Possible future declines in fair values for Old Republic's available for sale fixed maturity portfolio would negatively affect common shareholders' equity at any point in time, but would not necessarily result in the recognition of realized investment losses. The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year, and estimates of other-than-temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. In the event the Company's estimate of other-than-temporary impairments is insufficient at any point in time, future periods' net income (loss) would be affected adversely by the recognition of additional impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity.

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown. A summary of the Company's fixed maturity portfolio by credit quality ratings is included in Note 3 of the Consolidated Financial Statements.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

March 31, 2020	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$144.0		$47.8
Natural gas	50.0		16.6
Industrial	68.6		7.0
Consumer durables	54.9		5.5
Other (includes 4 industry groups)	72.2		3.1
Total	$389.8	(a)	$80.3
__________

(a)	Represents 4.1% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

March 31, 2020	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$283.7		$30.9
Natural gas	272.4		20.1
Industrial	276.8		5.9
Utilities	421.0		5.5
Other (includes 17 industry groups)	835.4		14.1
Total	$2,089.5	(b)	$76.7
__________

(b)	Represents 22.2% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

March 31, 2020	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$536.8		$234.4
Industrial	303.3		48.5
Basic industry	117.4		35.1
Utilities	157.2		27.2
Other (includes 12 industry groups)	639.2		96.1
Total	$1,754.1	(c)	$441.5	(d)
__________

(c)	Represents 54.2% of the total equity securities portfolio.

(d)	Represents 13.6% of the cost of the total equity securities portfolio, while gross unrealized gains represent 13.0% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
March 31, 2020	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$288.9	$28.6	$7.7	$5.5
Due after one year through five years	1,472.8	215.9	73.6	38.5
Due after five years through ten years	699.0	145.2	73.7	36.2
Due after ten years	18.5	—	2.0	—
Total	$2,479.3	$389.8	$157.0	$80.3

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
March 31, 2020	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	$67.5	$60.6	$16.0	$144.1
Seven to twelve months	—	3.9	—	3.9
More than twelve months	.1	3.0	5.7	8.9
Total	$67.7	$67.6	$21.7	$157.0

Number of Issues in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	424	32	4	460
Seven to twelve months	—	2	—	2
More than twelve months	31	2	1	34
Total	455	36	5	496	(e)
__________

(e)	At March 31, 2020 the number of issues in an unrealized loss position represent 26.8% of the total number of such fixed maturity issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's cost. The percentage reduction from such cost reflects the decline as of a specific point in time (March 31, 2020 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2020	2019
Maturity Ranges:
Due in one year or less	10.9%	10.7%
Due after one year through five years	57.0	55.6
Due after five years through ten years	31.6	33.4
Due after ten years	.5	.3
Total	100.0%	100.0%

Average Maturity in Years	4.0	4.1
Duration (f)	3.6	3.7
___________

(f)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.6 as of March 31, 2020 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.6%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2020	2019
Available for Sale Fixed Maturity Securities:
Amortized cost	$8,409.1	$8,537.3
Estimated fair value	8,495.4	8,796.5
Net unrealized gains (losses)	$86.2	$259.1

Components of net unrealized gains (losses):
Gross unrealized gains	$243.3	$262.5
Gross unrealized losses	(157.0)	(3.3)
Net unrealized gains (losses)	$86.2	$259.1

Equity Securities:
Original cost	$3,236.3	$3,089.1
Estimated fair value	3,214.9	4,030.5
Net unrealized gains (losses)(i)	$(21.4)	$941.3

Components of net unrealized gains (losses):
Gross unrealized gains	$420.1	$968.0
Gross unrealized losses	(441.5)	(26.6)
Net unrealized gains (losses)(g)	$(21.4)	$941.3
___________

(g)	Unrealized gains and losses from changes in fair value of equity securities are included in total realized and unrealized investment gains (losses) in the consolidated statements of income.

Other Assets - Among other major assets, substantially all of the Company's receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for expected amounts to be unrecoverable. Deferred policy acquisition costs are estimated by taking into account the direct costs relating to the successful acquisition of new or renewal insurance contracts and evaluating their recoverability on the basis of recent trends in claims costs. The Company's deferred policy acquisition cost balances have not fluctuated substantially from period-to-period, and do not represent significant percentages of assets or shareholders' equity.

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

Capitalization - Old Republic's total capitalization of $6,110.7 at March 31, 2020 consisted of debt of $967.8 and common shareholders' equity of $5,142.9. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), and dividend payments to shareholders for the period then ended. At March 31, 2020, the Company's consolidated debt to equity ratio was 18.8%.

Old Republic has paid a cash dividend without interruption since 1942 (79 years), and it has raised the annual cash dividend payout for each of the past 39 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk-to-capital ratio of 25:1 or otherwise hold minimum amounts of capital based on specified formulas. Since the Company's mortgage insurance subsidiaries have discontinued writing new business the risk-to-capital ratio considerations are therefore no longer of consequence.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 27% of 2020 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 73% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. As described more fully in the RFIG Run-off Business' Risk Factors for premium income and long-term claim exposures in the Company's 2019 Annual Report on Form 10-K under Item 1A - Risk Factors, revenue recognition for insured loans is not appropriately matched to the risk exposure and the consequent recognition of both normal and catastrophic loss occurrences.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2017	$3,110.8	$2,287.2	$122.9	$18.8	$5,539.7	3.9%
2018	3,277.1	2,336.1	75.9	14.6	5,703.9	3.0
2019	3,432.4	2,489.2	59.2	13.4	5,994.2	5.1
Quarters Ended March 31:
2019	831.5	506.9	16.2	3.4	1,358.1	2.1
2020	$852.8	$628.1	$12.6	$3.1	$1,496.8	10.2%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2017	34.6%	33.6%	4.9%	7.6%	6.3%	13.0%
2018	36.8	31.1	5.3	7.7	6.2	12.9
2019	37.2	29.1	6.4	7.6	6.6	13.1
Quarters Ended March 31:
2019	37.6	30.5	5.8	7.6	6.8	11.7
2020	38.0%	27.0%	7.6%	7.9%	6.8%	12.7%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2017	26.9%	73.1%
2018	26.1	73.9
2019	27.4	72.6
Quarters Ended March 31:
2019	25.5	74.5
2020	27.0%	73.0%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2017	$110.4	$109.8	77.9%	78.2%
2018	74.4	74.4	79.7	76.3
2019	58.8	58.8	77.1	84.5
Quarters Ended March 31:
2019	16.0	16.0	80.3	79.2
2020	$12.6	$12.6	76.3%	84.3%

The Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 7.7% of total net risk in force as of March 31, 2020, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2017	$3,888.0	$292.4	$12.1	$4,192.6
2018	3,098.3	235.3	11.2	3,345.0
2019	2,388.3	198.2	3.6	2,590.1
As of March 31:
2019	2,954.5	224.6	3.6	3,182.8
2020	$2,255.1	$188.5	$3.6	$2,447.3

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2017	7.5%	31.5%	60.2%	.8%
2018	7.9	32.2	59.1	.8
2019	8.5	33.8	56.8	.9
As of March 31:
2019	8.0	32.3	59.0	.7
2020	8.7%	34.0%	56.5%	.8%

Bulk(a):
As of December 31:
2017	31.8%	31.7%	36.3%	.2%
2018	33.6	31.5	34.8	.1
2019	34.4	31.2	34.2	.2
As of March 31:
2019	33.5	31.4	34.9	.2
2020	35.1%	31.5%	33.2%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0% and below	LTV 85.01% to 90.0%	LTV 90.01% to 95.0%	LTV Greater than 95.0%

Traditional Primary(b):
As of December 31:
2017	4.0%	30.9%	30.5%	34.6%
2018	4.1	30.7	29.7	35.5
2019	4.1	30.7	28.4	36.8
As of March 31:
2019	4.1	30.9	29.4	35.6
2020	4.1%	30.8%	28.2%	36.9%

Bulk(a):
As of December 31:
2017	45.3%	29.9%	12.6%	12.2%
2018	43.4	30.9	13.1	12.6
2019	42.7	31.4	13.7	12.2
As of March 31:
2019	43.0	31.1	13.1	12.8
2020	43.0%	31.8%	13.5%	11.7%
__________

(a)	Bulk pool risk in-force, which represented 6.7% of total bulk risk in-force at March 31, 2020 has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2017	5.9%	8.1%	6.0%	6.1%	4.8%	4.4%	4.3%	4.6%	3.7%	4.2%
2018	5.5	8.5	6.0	6.4	4.9	4.1	4.3	4.8	3.8	4.6
2019	4.8	9.0	6.1	6.9	5.1	3.9	4.2	5.2	3.9	5.1
As of March 31:
2019	5.4	8.5	6.0	6.5	5.0	4.0	4.3	4.9	3.9	4.6
2020	4.7%	9.0%	6.1%	7.0%	5.2%	3.8%	4.2%	5.3%	3.9%	5.1%

		Bulk (a)
	TX	FL	GA	IL	CA	MO	PA	NY	OH	MD
As of December 31:
2017	5.4%	8.3%	5.1%	4.4%	12.4%	2.5%	3.8%	7.8%	4.4%	2.7%
2018	5.6	8.2	5.4	4.6	12.4	2.6	4.0	7.1	4.7	2.8
2019	5.5	8.1	5.6	4.7	12.7	2.8	3.8	7.1	4.9	3.0
As of March 31:
2019	5.6	8.1	5.6	4.5	12.6	2.6	3.9	7.2	4.7	2.8
2020	5.6%	8.1%	5.6%	4.7%	12.7%	2.8%	3.9%	7.1%	5.0%	2.9%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2017	92.3%	7.7%
2018	92.2	7.8
2019	91.8	8.2
As of March 31:
2019	92.2	7.8
2020	91.7%	8.3%

Bulk (a):
As of December 31:
2017	69.4%	30.6%
2018	71.8	28.2
2019	72.6	27.4
As of March 31:
2019	71.8	28.2
2020	72.8%	27.2%
__________

(a)	Bulk pool risk in-force, which represented 6.7% of total bulk risk in-force at March 31, 2020, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2017	97.2%	2.8%
2018	97.2	2.8
2019	97.1	2.9
As of March 31:
2019	97.2	2.8
2020	97.1%	2.9%

Bulk (a):
As of December 31:
2017	70.1%	29.9%
2018	68.6	31.4
2019	68.0	32.0
As of March 31:
2019	68.3	31.7
2020	67.4%	32.6%
__________

(a)	Bulk pool risk in-force, which represented 6.7% of total bulk risk in-force at March 31, 2020, has been allocated pro-rata based on insurance in-force.

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2018	$10,162.3	$1,105.6	$583.6	$904.3	$12,755.9	$238.6	$12,994.6
2019	10,577.9	1,172.3	566.3	841.7	13,158.4	1,200.7	14,359.2
As of March 31:
2019	10,234.2	1,111.0	561.3	928.5	12,835.1	770.1	13,605.2
2020	$10,653.5	$1,167.5	$529.4	$829.9	$13,180.5	$64.3	$13,244.8
__________

(a) These balances include fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2017	$318.9	$37.3	$21.7	$31.4	$409.4	3.32%	3.14%
2018	341.0	38.8	20.1	31.7	431.8	3.41	3.28
2019	356.4	41.4	17.6	35.1	450.7	3.48	3.30
Quarters Ended
March 31:
2019	88.2	10.2	4.5	9.0	112.1	3.50	3.37
2020	$90.6	$10.8	$4.3	$8.3	$114.1	3.47%	3.31%

Revenues: Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities from scheduled maturities and early calls were 77.0% and 55.2% of total dispositions occurring in the first quarter of 2020 and 2019, respectively.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Other Investments	Total	Fixed Maturity Securities	Equity Securities and Other Investments	Total		Investment Gains (Losses)
Years Ended
December 31:
2017	$16.6	$194.9	$211.6	$—	$—	$—	$—	$211.6
2018	(4.8)	63.1	58.2	—	—	—	(293.8)	(235.6)
2019	(1.9)	40.6	38.6	(2.0)	—	(2.0)	599.5	636.1
Quarters Ended
March 31:
2019	(.9)	13.3	12.3	—	—	—	355.6	368.0
2020	$.3	$18.2	$18.5	$—	$—	$—	$(962.7)	$(944.1)

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2020 and December 31, 2019:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2020		December 31, 2019
	Gross	Net	Gross	Net

Workers' compensation	$4,904.5	$3,104.6	$4,887.6	$3,079.1
General liability	1,241.7	620.8	1,254.7	610.9
Commercial automobile (mostly trucking)	1,981.6	1,420.4	1,948.2	1,403.0
Other coverages	952.2	695.7	918.9	673.5
Unallocated loss adjustment expense reserves	257.0	256.8	256.6	254.6
Total general insurance reserves	9,337.2	6,098.6	9,266.2	6,021.3
Title	536.4	536.4	530.9	530.9
RFIG Run-off	110.4	110.4	118.9	118.9
Life and accident	11.7	7.8	13.3	8.4
Total claim and loss adjustment expense reserves	$9,995.9	$6,753.3	$9,929.5	$6,679.7
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$121.2	$79.5	$126.8	$83.3
% of total general insurance reserves	1.3%	1.3%	1.4%	1.4%

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

	March 31,	March 31,	December 31,	December 31,
	2020	2019	2019	2018
Estimated reduction in beginning reserve	$1.6	$3.2	$3.2	$19.0
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	—	.2	.6	.9
Prior year	.1	(.1)	(.9)	(12.3)
Sub-total	.2	.1	(.3)	(11.4)
Estimated rescission reduction in paid claims	(.4)	(.4)	(1.3)	(4.4)
Estimated reduction in ending reserve	$1.4	$2.9	$1.6	$3.2

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

Incurred Loss Experience

Management believes that the Company's overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and, accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management's opinion, however, such potential development is not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2019 Annual Report on Form 10-K under Item 1A - Risk Factors.

A summary of changes in aggregate reserves for claims and related costs is included in Note 4 of the Consolidated Financial Statements.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2017	71.8%	.9%	160.9%	44.7%
2018	72.2	2.1	39.4	43.1
2019	71.8	2.7	53.5	42.9
Quarters Ended March 31:
2019	69.8	2.9	52.7	44.6
2020	69.8%	3.4%	37.8%	41.6%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2017	71.8%	75.5%	76.8%	73.1%	62.1%	59.3%	59.0%
2018	72.2	70.7	79.3	68.9	73.8	62.8	60.1
2019	71.8	63.2	84.0	77.8	64.0	62.6	61.4
Quarters Ended
March 31:
2019	69.8	79.1	70.7	53.5	70.3	61.5	57.7
2020	69.8%	77.0%	71.0%	60.7%	55.5%	70.4%	66.3%

The consolidated general insurance ratio of claim costs to net premiums earned for the first quarter of 2020 was consistent with 2019 and continues the past several years' fairly consistent downtrends, and the effects of claim development. The group experienced favorable development of prior years' reserves of .7 and 1.4 percentage points for the first quarter of 2020 and 2019, respectively.

Unfavorable asbestos and environmental ("A&E") claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.7 years (gross) and 6.2 years (net of reinsurance) as of March 31, 2020 and 6.3 years (gross) and 7.2 years (net of reinsurance) as of December 31, 2019. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2019.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Claim costs trended higher as favorable development of prior years' reserve estimates edged lower. This favorable development of reserves established in prior years reduced the claim ratio by .5 and 1.1 percentage points in the first quarter of 2020 and 2019, respectively.

RFIG Run-off mortgage guaranty claim ratios have continued to decline fairly consistently, favorable developments of prior periods' reserves notwithstanding. The downtrend is largely due to a combination of declining new loan defaults, and stable-to-improving cure rates for outstanding delinquent loans. Incurred claim ratios reflect favorable development of 14.6 and 10.0 percentage points in the first quarter of 2020 and 2019, respectively.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2017	$47,267	$51,446	10.52%	23.31%	$13.1
2018	47,055	54,809	9.38	16.94	4.4
2019	49,233	58,708	9.60	15.97	1.3
Quarters Ended March 31:
2019	50,462	57,587	9.00	16.27	.4
2020	$45,617	$78,970	9.04%	14.92%	$.4
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2017	11.4%	15.6%	8.3%	10.1%	6.0%	8.1%	12.0%	11.5%	19.6%	8.4%
2018	10.0	9.8	7.7	8.7	5.8	9.5	11.4	10.5	14.3	7.9
2019	12.1	8.0	8.3	8.5	5.9	9.3	11.9	10.2	11.8	7.6
As of March 31:
2019	9.4	9.1	7.2	8.0	5.7	9.3	11.5	10.8	12.7	7.5
2020	11.4%	7.6%	8.0%	8.0%	5.4%	8.5%	11.7%	9.8%	11.0%	6.8%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	OH	PA	MD	MO	NY
As of December 31:
2017	20.3%	34.2%	17.8%	21.5%	26.4%	15.0%	25.3%	24.8%	16.5%	44.2%
2018	14.5	23.5	14.5	19.1	13.0	12.4	21.0	16.0	12.7	32.3
2019	15.4	20.3	13.1	17.5	9.7	14.3	17.7	15.9	12.9	29.6
As of March 31:
2019	16.1	22.6	12.8	15.5	9.8	13.3	16.1	15.7	15.0	33.0
2020	12.6%	18.8%	12.9%	16.1%	7.3%	12.7%	15.1%	17.8%	12.1%	28.2%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2017	12.1%	16.9%	8.8%	10.6%	9.2%	8.4%	12.8%	12.0%	21.1%	25.0%
2018	10.4	10.6	8.1	9.2	6.8	9.7	12.0	10.7	15.3	21.3
2019	12.4	8.8	8.6	9.0	6.5	9.6	12.4	10.4	12.4	20.7
As of March 31:
2019	10.0	10.0	7.5	8.4	6.3	9.4	11.8	10.9	13.7	20.4
2020	11.5%	8.4%	8.3%	8.4%	5.7%	8.9%	12.0%	10.1%	11.4%	20.1%
__________

(b)	As determined by risk in force as of March 31, 2020, these 10 states represent approximately 54.2%, 58.5%, and 54.2%, of traditional primary, bulk, and total risk in force, respectively.

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2019 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2017	25.5%	90.0%	16.6%	52.0%
2018	25.0	90.0	21.5	51.6
2019	25.7	89.5	25.0	52.2
Quarters Ended March 31:
2019	25.5	94.8	24.3	51.4
2020	25.8%	91.3%	30.2%	53.3%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2017	97.3%	90.9%	177.5%	96.7%
2018	97.2	92.1	60.9	94.7
2019	97.5	92.2	78.5	95.1
Quarters Ended March 31:
2019	95.3	97.7	77.0	96.0
2020	95.6%	94.7%	68.0%	94.9%

Expenses: Income Taxes

The effective consolidated income tax rates were (21.5)% in the first quarter 2020, compared to 20.5% in the first quarter of 2019. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income and adjustments regarding the recoverability of deferred tax assets.

End of Management Analysis of Financial Position and Results of Operations

OTHER INFORMATION

Reference is here made to "Information About Segments of Business" appearing elsewhere herein.

Historical data pertaining to the operating results, liquidity, and other performance indicators applicable to an insurance enterprise such as Old Republic are not necessarily indicative of results to be achieved in succeeding years. In addition to the factors cited below, the long-term nature of the insurance business, seasonal and annual patterns in premium production and incidence of claims, changes in yields obtained on invested assets, changes in government policies and free markets affecting inflation rates and general economic conditions, and changes in legal precedents or the application of law affecting the settlement of disputed and other claims can have a bearing on period-to-period comparisons and future operating results. Furthermore, due to the financial market and economic disruptions caused by the COVID-19 pandemic and the associated governmental responses, it is therefore possible that Old Republic's operating results, business and financial condition could be adversely affected in subsequent periods depending on the length and severity of these disruptions.

Some of the oral or written statements made in the Company's reports, press releases, and conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General Insurance segment, its results can be particularly affected by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of investment yields and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Title Insurance and RFIG Run-off results can be affected by similar factors, and by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Life and accident insurance earnings can be affected by the levels of employment and consumer spending, changes in mortality and health trends, and alterations in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company's widespread operations.

The General Insurance, Title Insurance, Corporate and Other Segments, and the RFIG Run-off business maintain customer information and rely upon technology platforms to conduct their business. As a result, each of them and the Company are exposed to cyber risk. Many of the Company's operating subsidiaries maintain separate IT systems which are deemed to reduce enterprise-wide risks of potential cybersecurity incidents. However, given the potential magnitude of a significant breach, the Company continually evaluates on an enterprise-wide basis its IT hardware, security infrastructure and business practices to respond to these risks and to detect and remediate in a timely manner significant cybersecurity incidents or business process interruptions.

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2019 Form 10-K Annual Report filing to the Securities and Exchange Commission, which is specifically incorporated herein by reference.

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

Old Republic's market risk exposures at March 31, 2020, have not materially changed from those identified in the Company's 2019 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2020, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

Other than the impact of COVID-19 and related risks described below, there have been no material changes with respect to the risk factors disclosed in the Company's 2019 Annual report on Form 10-K.
The outbreak of the COVID-19 pandemic and the associated governmental responses could materially adversely affect Old Republic’s business.
The impact of the COVID-19 pandemic has resulted in significant uncertainty, volatility and disruption in the U.S. economy and financial markets. Governmental responses to the pandemic have included shelter-in-place orders, directing many businesses to cease operations and individuals to restrict their movements. These actions have resulted in rapid decreases in economic activity, an increase in unemployment and pressures on the commercial and residential real estate market. In addition, the pandemic resulted in significant financial market disruptions, which had an adverse impact on the Company’s investment portfolio and stock price towards the final weeks of the first quarter of 2020.
While the duration and ultimate effects of the pandemic remain highly uncertain, COVID-19 could have a significant adverse impact on Old Republic’s business. The reduction in economic activity could lead to a meaningful reduction in the demand for the Company’s products. The pandemic could also have a significant impact on Old Republic’s claims experience, resulting in a decrease in profitability.

For a further discussion of the impact of the pandemic on Old Republic’s business, see “Management Analysis of Financial Position and Results of Operations-COVID-19 Pandemic and Old Republic’s Business.”

Legislative and regulatory responses to COVID-19 could adversely affect Old Republic's business.

Federal, state and local government authorities, including state insurance departments, have taken various actions in response to the pandemic. For example, certain states are considering legislation that would retroactively mandate coverage for losses that are not covered under the terms of insurance policies. Certain state insurance departments are taking regulatory action that creates a presumption of compensability for workers in certain industries. Other regulatory initiatives include requirements to return premium, prevent the collection of premium, and/or prohibit the cancellation or non-renewal of policies. These legislative and regulatory actions, individually or in the aggregate, could adversely affect Old Republic’s business.

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

Old Republic International Corporation
(Registrant)
Date:	May 8, 2020

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