Form 10-Q
period 2020-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2020-07-31
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	June 30, 2020
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at June 30, 2020 was 304,035,642.

There are 54 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2020

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

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	June 30,	December 31,
	2020	2019
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $9,305.2 and $8,537.3)	$9,859.4	$8,796.5
Short-term investments (at fair value which approximates cost)	795.5	484.3
Total	10,655.0	9,280.9
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $- and $1,058.2)	—	1,021.7
Equity securities (at fair value) (cost: $3,227.5 and $3,089.1)	3,560.1	4,030.5
Other investments	25.7	26.0
Total investments	14,240.8	14,359.2
Other Assets:
Cash	114.0	78.8
Accrued investment income	86.9	89.3
Accounts and notes receivable	1,771.9	1,466.7
Federal income tax recoverable: Current	15.8	5.7
Reinsurance balances and funds held	207.1	178.4
Reinsurance recoverable: Paid losses	70.6	68.5
Policy and claim reserves	4,060.1	3,755.3
Deferred policy acquisition costs	319.5	325.4
Sundry assets	763.2	748.5
Total Other Assets	7,409.4	6,717.1
Total Assets	$21,650.3	$21,076.3
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$10,230.9	$9,929.5
Unearned premiums	2,413.1	2,224.7
Other policyholders' benefits and funds	194.2	194.4
Total policy liabilities and accruals	12,838.3	12,348.7
Commissions, expenses, fees, and taxes	501.0	550.9
Reinsurance balances and funds	898.1	616.0
Federal income tax payable: Deferred	43.7	112.2
Debt	968.1	974.0
Sundry liabilities	542.0	474.1
Commitments and contingent liabilities
Total Liabilities	15,791.3	15,076.1
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	304.0	303.6
Additional paid-in capital	1,305.1	1,297.5
Retained earnings	4,051.2	4,386.0
Accumulated other comprehensive income (loss)	307.5	77.7
Unallocated ESSOP shares (at cost)	(109.0)	(64.8)
Total Common Shareholders' Equity	5,858.9	6,000.1
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$21,650.3	$21,076.3
________

(1)
At June 30, 2020 and December 31, 2019, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 304,035,642 and 303,652,553 were issued as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Net premiums earned	$1,353.1	$1,329.6	$2,729.8	$2,593.0
Title, escrow, and other fees	129.9	130.9	250.0	225.6
Total premiums and fees	1,483.1	1,460.5	2,979.9	2,818.6
Net investment income	108.7	113.0	222.9	225.1
Other income	32.0	34.1	66.7	64.5
Total operating revenues	1,623.9	1,607.7	3,269.6	3,108.3
Investment gains (losses):
Realized from actual transactions	(7.3)	12.5	11.2	24.9
Realized from impairments	—	(2.0)	—	(2.0)
Unrealized from changes in fair value of
equity securities	354.0	26.3	(608.7)	382.0
Total realized and unrealized investment
gains (losses)	346.7	36.9	(597.4)	405.0
Total revenues	1,970.6	1,644.7	2,672.2	3,513.4

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	617.8	629.9	1,237.5	1,228.4
Dividends to policyholders	6.2	5.3	9.1	12.9
Underwriting, acquisition, and other expenses	836.9	793.5	1,673.8	1,526.9
Interest and other charges	10.4	10.4	22.3	21.0
Total expenses	1,471.5	1,439.2	2,943.0	2,789.4
Income (loss) before income taxes (credits)	499.1	205.4	(270.8)	723.9

Income Taxes (Credits):
Current	25.9	30.6	65.9	74.3
Deferred	75.5	9.3	(129.7)	71.8
Total	101.4	39.9	(63.7)	146.1

Net Income (Loss)	$397.7	$165.5	$(207.0)	$577.7

Net Income (Loss) Per Share:
Basic	$1.34	$.55	$(.69)	$1.93
Diluted	$1.34	$.55	$(.69)	$1.92

Average shares outstanding: Basic	297,523,559	299,418,182	298,915,853	299,341,472
Diluted	297,776,315	300,752,992	298,915,853	300,580,764

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income (Loss) As Reported	$397.7	$165.5	$(207.0)	$577.7

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) before reclassifications,
not included in the statements of income	462.4	138.8	289.2	313.2
Amounts reclassified as realized investment (gains)
losses in the statements of income	8.8	2.4	8.5	3.3
Pretax unrealized gains (losses) on securities	471.3	141.2	297.7	316.5
Deferred income taxes (credits)	99.2	29.7	62.8	66.7
Net unrealized gains (losses) on securities, net of tax	372.0	111.4	234.8	249.8
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	—	(2.6)
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.9	1.0	1.8	2.0
Pretax net adjustment related to defined benefit
pension plans	.9	1.0	1.8	(.5)
Deferred income taxes (credits)	.1	.2	.3	(.1)
Net adjustment related to defined benefit pension
plans, net of tax	.7	.8	1.4	(.4)
Foreign currency translation and other adjustments	4.0	3.1	(6.5)	5.4
Total other comprehensive income (loss)	376.8	115.4	229.8	254.8
Comprehensive Income (Loss)	$774.5	$280.9	$22.7	$832.6

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Convertible Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$303.9	$302.9	$303.6	$302.7
Dividend reinvestment plan	—	—	—	—
Net issuance of shares under stock based compensation plans	—	.2	.3	.4
Balance, end of period	$304.0	$303.2	$304.0	$303.2

Additional Paid-in Capital:
Balance, beginning of period	$1,304.2	$1,284.1	$1,297.5	$1,277.6
Dividend reinvestment plan	.2	.2	.4	.4
Net issuance of shares under stock based compensation plans	.3	3.1	4.7	5.9
Stock based compensation	.3	.3	1.5	3.2
ESSOP shares released	—	.7	.8	1.3
Balance, end of period	$1,305.1	$1,288.6	$1,305.1	$1,288.6

Retained Earnings:
Balance, beginning of period	$3,715.8	$4,220.8	$4,386.0	$3,849.8
Change in accounting principle	—	—	(2.3)	18.4
Balance, beginning of period, as adjusted	3,715.8	4,220.8	4,383.6	3,868.3
Net income (loss)	397.7	165.5	(207.0)	577.7
Dividends on common shares ($.21, $.20, $.42 and $.40 per
common share)	(62.3)	(59.7)	(125.3)	(119.4)
Balance, end of period	$4,051.2	$4,326.7	$4,051.2	$4,326.7

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$(69.2)	$(70.6)	$77.7	$(210.0)
Net unrealized gains (losses) on securities, net of tax	372.0	111.4	234.8	249.8
Net adjustment related to defined benefit pension plans,
net of tax	.7	.8	1.4	(.4)
Foreign currency translation and other adjustments	4.0	3.1	(6.5)	5.4
Balance, end of period	$307.5	$44.8	$307.5	$44.8

Unallocated ESSOP Shares:
Balance, beginning of period	$(111.9)	$(71.7)	$(64.8)	$(73.9)
ESSOP shares released	2.8	2.2	5.7	4.5
Purchase of unallocated ESSOP shares	—	—	(50.0)	—
Balance, end of period	$(109.0)	$(69.4)	$(109.0)	$(69.4)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(207.0)	$577.7
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	5.9	(8.3)
Premiums and other receivables	(301.4)	(236.8)
Unpaid claims and related items	208.6	84.6
Unearned premiums and other policyholders' liabilities	(23.7)	33.3
Income taxes	(140.8)	87.1
Reinsurance balances	244.7	178.0
Realized investment (gains) losses from actual transactions and impairments	(11.2)	(22.9)
Unrealized investment (gains) losses from changes in fair value
of equity securities	608.7	(382.0)
Accounts payable, accrued expenses and other	54.7	2.6
Total	438.3	313.4

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	543.3	298.7
Sales	194.2	303.5
Sales of:
Equity securities	151.6	208.7
Other - net	4.9	25.8
Purchases of:
Fixed maturity securities:
Available for sale	(518.1)	(689.6)
Equity securities	(271.2)	(313.1)
Other - net	(19.9)	(30.9)
Net decrease (increase) in short-term investments	(311.5)	1.5
Total	(226.7)	(195.1)

Cash flows from financing activities:
Issuance of common shares	5.6	6.9
Redemption of debentures and notes	(6.5)	(6.5)
Purchase of unallocated common shares by ESSOP	(50.0)	—
Dividends on common shares	(125.3)	(119.4)
Other - net	(.2)	—
Total	(176.3)	(118.8)

Increase (decrease) in cash	35.2	(.5)
Cash, beginning of period	78.8	100.3
Cash, end of period	$114.0	$99.8

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$20.7	$20.9
Income taxes	$78.0	$59.6

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

The guidance also modifies the impairment model for available for sale fixed maturity securities by requiring the recognition of other than temporary impairments ("OTTI") relating to credit losses through an allowance account, as opposed to a charge that cannot be revised should the underlying security recover. Under the guidance, the length of time a security has been in an unrealized loss position will no longer impact the determination as to whether an OTTI loss exists.

The guidance relating to financial assets measured at amortized cost was adopted on a modified retrospective basis, resulting in a net of tax adjustment to January 1, 2020 retained earnings of $2.3. The Company’s total credit loss allowance relating to financial assets increased from $30.1 as of January 1, 2020 to $35.4 at June 30, 2020. The June 30, 2020 allowance was comprised of $15.0 related to reinsurance recoverables and $20.4 related to accounts and notes receivable. At adoption, the allowance included $14.5 related to reinsurance recoverables, $15.5 related to accounts and notes receivable, and an immaterial amount related to held to maturity securities.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Basic and diluted earnings per share -
income (loss) available to common stockholders	$397.7	$165.5	$(207.0)	$577.7
Denominator:
Basic earnings per share -
weighted-average shares (a)	297,523,559	299,418,182	298,915,853	299,341,472
Effect of dilutive securities - stock based
compensation awards	252,756	1,334,810	—	1,239,292
Diluted earnings per share -
adjusted weighted-average shares (a)	297,776,315	300,752,992	298,915,853	300,580,764
Earnings per share: Basic	$1.34	$.55	$(.69)	$1.93
Diluted	$1.34	$.55	$(.69)	$1.92

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	8,065,611	1,163,250	9,570,275	3,268,875
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all common shares.

3. Investments:

The Company classifies its fixed maturity securities as those it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of June 30, 2020 the Company changed its intent to hold its tax exempt municipal bond portfolio until maturity and consequently, reclassified these securities from their previous held to maturity designation to available for sale. As a result, a net of tax unrealized gain of $48.5 was recognized in other comprehensive income for the quarter and six months ended June 30, 2020. The Company's entire fixed maturity portfolio is now classified as available for sale as of June 30, 2020.

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

The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be negatively impacted by the recognition of additional impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses directly in shareholders' equity. The Company recognized no OTTI adjustments for the quarter and six months ended June 30, 2020 and $2.0 of OTTI adjustments for the quarter and six months ended June 30, 2019.

A summary of fixed maturity securities by type, contractual maturity and credit quality are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
June 30, 2020:
Available for sale:
U.S. & Canadian Governments	$1,712.5	$109.2	$—	$1,821.8
Tax-exempt	1,010.0	61.4	—	1,071.4
Corporate	6,582.7	403.8	20.3	6,966.2
	$9,305.2	$574.5	$20.3	$9,859.4

December 31, 2019:
Available for sale:
U.S. & Canadian Governments	$1,842.3	$36.9	$.4	$1,878.8
Corporate	6,694.9	225.5	2.8	6,917.6
	$8,537.3	$262.5	$3.3	$8,796.5

Held to maturity:
Tax-exempt	$1,021.7	$36.5	$—	$1,058.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at June 30, 2020:
Available for sale:
Due in one year or less	$1,089.0	$1,099.7
Due after one year through five years	5,345.3	5,620.7
Due after five years through ten years	2,794.1	3,059.2
Due after ten years	76.7	79.6
	$9,305.2	$9,859.4

Fixed Maturity Securities Stratified by Credit Quality (a):
	All Fixed Maturity Securities		Held to Maturity
	June 30,	December 31,	December 31,
	2020	2019	2019
Aaa	23.6%	23.9%	39.5%
Aa	12.8	13.1	52.5
A	32.9	32.6	8.0
Baa	26.2	26.1	—
Total investment grade	95.5	95.7	100.0
All other (b)	4.5	4.3	—
Total	100.0%	100.0%	100.0%

__________

(a)	Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers.

(b)	"All other" includes non-investment grade or non-rated issuers.

As described in Note 1, the Company adopted the FASB's accounting guidance on CECL effective January 1, 2020. The credit allowance for the Company's held to maturity fixed maturity securities was evaluated using a probability-of-default methodology and due to the high credit quality of the portfolio, the resulting allowances established were not material. As previously noted, as of June 30, 2020, the Company no longer classifies these fixed maturity securities as held to maturity.

The following tables reflect the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity fixed maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$—	$—	$—	$—	$—	$—
Tax-exempt	—	—	—	—	—	—
Corporate	278.1	16.5	16.8	3.8	295.0	20.3
	$278.1	$16.5	$16.9	$3.8	$295.1	$20.3

Number of available for sale
securities in unrealized
loss position		46		12		58

December 31, 2019:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$217.2	$.3	$53.0	$.1	$270.3	$.4
Corporate	176.4	1.9	54.3	.8	230.7	2.8
	$393.7	$2.3	$107.4	$1.0	$501.1	$3.3

Number of available for sale
securities in unrealized
loss position		54		47		101

Held to maturity:
Tax-exempt	$—	$—	$21.7	$—	$21.7	$—

Number of held to maturity
securities in unrealized
loss position		—		8		8

In the above tables the unrealized losses on fixed income securities reflect changes in the interest rate environment and the effects of the COVID-19 pandemic and the associated governmental responses. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold the securities, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally in consideration of its asset and liability matching objectives.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020	$3,227.5	$597.6	$265.0	$3,560.1
December 31, 2019	$3,089.1	$968.0	$26.6	$4,030.5

During the second quarter and first six months of 2020 and 2019, the Company recognized pretax unrealized investment gains (losses) of $354.0 and $(608.7), respectively for 2020, and $26.3 and $382.0, respectively for 2019, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at June 30, 2020 and 2019 were $351.9 and $(602.7) for the second quarter and first six months of 2020, respectively, and $39.6 and $401.4 for the second quarter and first six months of 2019, respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of June 30, 2020 and December 31, 2019.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of June 30, 2020:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,056.4	$765.4	$—	$1,821.8
Tax-exempt	—	1,071.4	—	1,071.4
Corporate	—	6,955.7	10.5	6,966.2
Short-term investments	795.5	—	—	795.5
Equity securities	$3,558.3	$—	$1.8	$3,560.1

As of December 31, 2019:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,068.1	$810.7	$—	$1,878.8
Corporate	—	6,907.1	10.5	6,917.6
Short-term investments	484.3	—	—	484.3
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,058.2	—	1,058.2
Equity securities	$4,028.7	$—	$1.7	$4,030.5

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2020.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At June 30, 2020, the Company and its subsidiaries had no non-income producing fixed maturity or equity securities.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Investment income:
Fixed maturity securities	$72.4	$75.2	$147.0	$149.8
Equity securities	36.8	35.3	75.0	70.3
Short-term investments	.2	2.5	2.1	4.9
Other sources	1.1	1.7	2.3	3.3
Gross investment income	110.6	114.7	226.5	228.6
Investment expenses (a)	1.9	1.7	3.6	3.4
Net investment income	$108.7	$113.0	$222.9	$225.1

Investment gains (losses):
From actual transactions:
Fixed maturity securities:
Gains	$2.7	$3.6	$3.6	$3.7
Losses	(11.6)	(4.1)	(12.2)	(5.1)
Net	(8.8)	(.4)	(8.5)	(1.4)
Equity securities:
Gains	1.5	13.1	21.0	54.3
Losses	—	—	(1.2)	(28.0)
Net	1.5	13.0	19.8	26.3
Other investments, net	—	—	—	.1
Total from actual transactions	(7.3)	12.5	11.2	24.9
From impairments	—	(2.0)	—	(2.0)
From unrealized changes in fair value of equity securities	354.0	26.3	(608.7)	382.0
Total realized and unrealized investment gains (losses)	346.7	36.9	(597.4)	405.0
Current and deferred income taxes (credits)	72.8	7.7	(125.7)	85.1
Net of tax realized and unrealized investment gains (losses)	$273.8	$29.1	$(471.7)	$319.8

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed maturity securities	$467.2	$141.0	$294.4	$315.4
Less: Deferred income taxes (credits)	98.3	29.7	62.1	66.5
	368.8	111.3	232.2	248.9

Other investments	4.0	.2	3.3	1.1
Less: Deferred income taxes (credits)	.8	—	.7	.2
	3.2	.1	2.6	.8
Net changes in unrealized investment gains (losses),
net of tax	$372.0	$111.4	$234.8	$249.8
__________

(a)	Investment expenses largely consist of personnel costs and investment management and custody service fees.

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

This space left intentionally blank

Summary of changes in aggregate reserves for claims and related costs:

	Six Months Ended
	June 30,
	2020	2019
Gross reserves at beginning of period	$9,929.5	$9,471.2
Less: reinsurance losses recoverable	3,249.7	3,006.3
Net reserves at beginning of period:
General Insurance	6,021.3	5,766.1
Title Insurance	530.9	533.4
RFIG Run-off	118.9	154.5
Other	8.4	10.8
Sub-total	6,679.7	6,464.9
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,178.7	1,181.3
Title Insurance	50.1	44.0
RFIG Run-off (a)	21.0	20.2
Other	5.8	8.2
Sub-total	1,255.7	1,253.9
Change in provision for insured events of prior years:
General Insurance	(4.9)	(7.1)
Title Insurance	(10.7)	(11.4)
RFIG Run-off (a)	.6	(4.3)
Other	(1.9)	(1.5)
Sub-total	(17.0)	(24.5)
Total incurred claims and claim adjustment expenses (a)	1,238.6	1,229.3
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	282.5	301.2
Title Insurance	.9	.7
RFIG Run-off	.1	.2
Other	2.3	4.8
Sub-total	285.9	307.1
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	696.5	758.1
Title Insurance	25.3	31.7
RFIG Run-off	20.4	45.0
Other	1.9	2.5
Sub-total	744.2	837.4
Total payments	1,030.2	1,144.6
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable:
General Insurance	6,216.0	5,880.8
Title Insurance	544.0	533.5
RFIG Run-off	119.9	125.1
Other	8.1	10.0
Sub-total	6,888.1	6,549.6
Reinsurance losses recoverable	3,342.7	3,086.7
Gross reserves at end of period	$10,230.9	$9,636.3
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

5. Employee Benefit Plans:

The Company had an active pension plan (the "Plan") covering a portion of its work force until December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan was closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retained all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly periods ended June 30, 2020 and 2019 were not material to Old Republic's consolidated statements of income.

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

This space left intentionally blank

Segmented and Consolidated Results:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General Insurance (a):
Net premiums earned	$818.0	$850.1	$1,670.8	$1,681.6
Net investment income and other income	119.6	122.8	244.8	241.3
Total revenues excluding investment gains (losses)	$937.6	$972.9	$1,915.6	$1,923.0
Segment pretax operating income (loss) (b)	$85.2	$86.7	$195.3	$195.0
Income tax expense (credits) on above	$15.5	$16.1	$36.4	$36.9

Title Insurance:
Net premiums earned	$520.4	$460.6	$1,028.5	$872.9
Title, escrow and other fees	129.9	130.9	250.0	225.6
Sub-total	650.4	591.6	1,278.6	1,098.5
Net investment income and other income	10.5	10.4	21.5	20.8
Total revenues excluding investment gains (losses)	$661.0	$602.0	$1,300.1	$1,119.4
Segment pretax operating income (loss) (b)	$65.4	$60.2	$108.7	$80.8
Income tax expense (credits) on above	$13.6	$12.6	$22.8	$17.0

RFIG Run-off Business (a):
Net premiums earned	$11.6	$15.3	$24.3	$31.5
Net investment income and other income	3.9	4.3	8.3	8.9
Total revenues excluding investment gains (losses)	$15.6	$19.7	$32.6	$40.5
Segment pretax operating income (loss)	$(4.9)	$8.2	$3.4	$16.5
Income tax expense (credits) on above	$(1.1)	$1.6	$.4	$3.2

Consolidated Revenues:
Total revenues of above Company segments	$1,614.3	$1,594.8	$3,248.5	$3,082.9
Other sources (c)	36.3	44.1	76.1	88.1
Consolidated investment gains (losses):
Realized from actual transactions and impairments	(7.3)	10.5	11.2	22.9
Unrealized from changes in fair value of equity securities	354.0	26.3	(608.7)	382.0
Total realized and unrealized investment gains (losses)	346.7	36.9	(597.4)	405.0
Consolidation elimination adjustments	(26.7)	(31.1)	(55.0)	(62.7)
Consolidated revenues	$1,970.6	$1,644.7	$2,672.2	$3,513.4

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
above Company segments	$145.6	$155.2	$307.5	$292.4
Other sources - net (c)	6.7	13.2	19.0	26.4
Consolidated investment gains (losses):
Realized from actual transactions and impairments	(7.3)	10.5	11.2	22.9
Unrealized from changes in fair value of equity securities	354.0	26.3	(608.7)	382.0
Total realized and unrealized investment gains (losses)	346.7	36.9	(597.4)	405.0
Consolidated income (loss) before income
taxes (credits)	$499.1	$205.4	$(270.8)	$723.9

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
of above Company segments	$28.0	$30.4	$59.7	$57.2
Other sources - net (c)	.5	1.6	2.2	3.7
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	72.8	7.7	(125.7)	85.1
Consolidated income tax expense (credits)	$101.4	$39.9	$(63.7)	$146.1

	June 30,	December 31,
	2020	2019
Consolidated Assets:
General Insurance	$18,533.8	$17,870.0
Title Insurance	1,684.5	1,695.0
RFIG Run-off Business	556.6	615.1
Total assets for the above company segments	20,775.0	20,180.2
Other assets (c)	1,083.4	1,095.4
Consolidation elimination adjustments	(208.1)	(199.3)
Consolidated assets	$21,650.3	$21,076.3

(a) Results for the Consumer Credit Indemnity ("CCI") run-off business are expected to be immaterial in the remaining run-off periods. Effective July 1, 2019 these results have been reclassified to the General Insurance segment for all future periods. Previously these results were reflected as part of the RFIG Run-off Business.

(b)
Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $15.7 and $32.1 compared to $17.9 and $36.4 for the quarters and six months ended June 30, 2020 and 2019, respectively, and Title - $.6 and $1.6 compared to $1.5 and $3.0 for the quarters and six months ended June 30, 2020 and 2019, respectively.

(c)	Includes amounts for a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries.

7. Commitments and Contingent Liabilities:

(a) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At June 30, 2020, the Company had no material non-claim litigation exposures in its consolidated business.

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

8. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes issued in 2014 and due 2024	$397.6	$435.8	$397.3	$439.5
3.875% Senior Notes issued in 2016 and due 2026	546.5	590.7	546.2	580.0
Other miscellaneous debt	23.9	23.9	30.4	30.4
Total debt	$968.1	$1,050.4	$974.0	$1,050.0

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

The following table shows a summary of financial liabilities disclosed, but not carried at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
June 30, 2020	$968.1	$1,050.4	$—	$1,026.5	$23.9
December 31, 2019	$974.0	$1,050.0	$—	$1,019.5	$30.4

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarter and Six Months Ended June 30, 2020 and 2019
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG Run-off Business. A small life and accident insurance business, accounting for 0.2% of consolidated operating revenues for the six months ended June 30, 2020 and 0.6% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Pretax income (loss)	$499.1	$205.4		$(270.8)	$723.9
Pretax investment gains (losses)	346.7	36.9		(597.4)	405.0
Pretax income (loss) excluding investment gains (losses)	$152.4	$168.4	-9.5%	$326.6	$318.9	2.4%

Net income (loss)	$397.7	$165.5		$(207.0)	$577.7
Net of tax investment gains (losses)	273.8	29.1		(471.7)	319.8
Net income (loss) excluding investment gains (losses)	$123.8	$136.3	-9.2%	$264.6	$257.9	2.6%

PER DILUTED SHARE

	Quarters Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net income (loss)	$1.34	$.55		$(.69)	$1.92
Net of tax investment gains (losses)	.92	.10		(1.58)	1.06
Net income (loss) excluding investment gains (losses)	$.42	$.45	-6.7%	$.89	$.86	3.5%

SHAREHOLDERS' EQUITY

				June 30,	Dec. 31,
				2020	2019	% Change
Shareholders' equity: Total				$5,858.9	$6,000.1	-2.4%
Per Common Share				$19.68	$19.98	-1.5%

This year's second quarter and first half pretax and net income, exclusive of all investment gains and (losses) were affected primarily by relatively stable results within the General Insurance segment, greater profitability in the Title Insurance segment, and increased claim costs in the RFIG Run-off business. In combination, the business produced a 96.0% consolidated combined ratio for the second quarter of 2020, up slightly from 95.2% registered in the second quarter of 2019. For the six months ended June 30, 2020, the combined ratio was 95.4%, essentially unchanged from the same period of 2019. Total and per share net income continue to be significantly impacted by changes in the fair value of equity securities.

The COVID-19 pandemic and the associated governmental responses had a widespread impact on the U.S. economy beginning in the final weeks of the first quarter and continuing throughout the second quarter. Old Republic’s response to the pandemic resulted in significant operational changes, including a transition to remote working for a majority of its approximately 9,000 associates. The pandemic's impact on employment levels, businesses and other economic activities contributed to a reduction in premium and fee revenues in the General Insurance segment, while the Title Insurance segment continued to see strong growth in premium and fee revenues, and the RFIG Run-off business saw an increase in claim costs due to higher reported delinquencies.

Although the COVID-19 pandemic and the associated governmental responses caused substantial disruptions to financial markets in the final weeks of this year's first quarter, improved market performance had a significant positive impact on the second quarter’s financial results. The resulting increase in the fair value of the Company’s common stock and fixed-maturity investment portfolios contributed to the second quarter’s recovery in book value per share reported as of June 30, 2020 of $19.68 as compared to $17.29 at March 31, 2020.

The economic impacts from the COVID-19 pandemic could affect future premium and fee revenues in the General Insurance and Title Insurance segments, and conversely underwriting expense ratios could rise. In the RFIG Run-off business, future claims experience could depend upon the continued, mitigating effects of loan forbearance programs mandated by the Federal government, and the rate at which employment levels recover. These outcomes notwithstanding, management firmly believes that the Company’s strong financial condition will enable it to weather these challenges, and most importantly allow its insurance subsidiaries to meet their obligations to customers, policyholders and their beneficiaries.

Old Republic's business is necessarily managed for the long run. In this context management's key objectives are to achieve a continuous, long-term improvement in operating results, and to ensure balance sheet strength for the primary needs of the insurance subsidiaries' underwriting and related services business. In this view, the evaluation of periodic and long-term results excludes consideration of all investment gains and (losses). Under Generally Accepted Accounting Principles ("GAAP"), however, net income (loss), which includes all specifically defined realized and unrealized investment gains and (losses), is the measure of total profitability.

In management's opinion, the focus on income (loss) excluding all investment gains and losses provides a better way to realistically analyze, evaluate, and establish accountability for the results and benefits that arise from the basic operations of the business. The inclusion of realized investment gains and (losses) in income (loss) can mask the reality and trends in the fundamental operating results of the insurance business. That is because their realization is, more often than not, highly discretionary. It is usually affected by such randomly occurring factors as the timing of individual securities sales, tax-planning considerations, and modifications of investment management judgments about the direction of securities markets or the prospects of individual investees or industry sectors. Moreover, the inclusion of unrealized investment gains and (losses) in equity securities can further distort such operating results and trends therein and thus lead to even greater period-to-period fluctuations in reported net income (loss). The impact of the continuous volatility in stock market valuations is most evident in its net of tax effect on net income (loss) for the periods reported upon.

FINANCIAL HIGHLIGHTS
	Quarters Ended June 30,			Six Months Ended June 30,
SUMMARY INCOME STATEMENTS:	2020	2019	% Change	2020	2019	% Change
Revenues:
Net premiums and fees earned	$1,483.1	$1,460.5	1.5%	$2,979.9	$2,818.6	5.7%
Net investment income	108.7	113.0	-3.8	222.9	225.1	-1.0
Other income	32.0	34.1	-6.0	66.7	64.5	3.5
Total operating revenues	1,623.9	1,607.7	1.0	3,269.6	3,108.3	5.2
Investment gains (losses):
Realized from actual transactions	(7.3)	12.5		11.2	24.9
Realized from impairments	—	(2.0)		—	(2.0)
Unrealized from changes in fair value of equity securities	354.0	26.3		(608.7)	382.0
Total investment gains (losses)	346.7	36.9		(597.4)	405.0
Total revenues	1,970.6	1,644.7		2,672.2	3,513.4
Operating expenses:
Claim costs	624.1	635.3	-1.8	1,246.7	1,241.4	0.4
Sales and general expenses	836.9	793.5	5.5	1,673.8	1,526.9	9.6
Interest and other charges	10.4	10.4	0.5	22.3	21.0	6.2
Total operating expenses	1,471.5	1,439.2	2.2%	2,943.0	2,789.4	5.5%
Pretax income (loss)	499.1	205.4		(270.8)	723.9
Income taxes (credits)	101.4	39.9		(63.7)	146.1
Net income (loss)	$397.7	$165.5		$(207.0)	$577.7

COMMON STOCK STATISTICS:
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$0.42	$0.45	-6.7%	$0.89	$0.86	3.5%
Net investment gains (losses):
Realized from actual transactions and impairments	(0.02)	0.03		0.03	0.06
Unrealized from changes in fair value of equity securities	0.94	0.07		(1.61)	1.01
Basic net income (loss)	$1.34	$0.55		$(0.69)	$1.93
Diluted net income (loss) excluding investment gains (losses)	$0.42	$0.45	-6.7%	$0.89	$0.86	3.5%
Net investment gains (losses):
Realized from actual transactions and impairments	(0.02)	0.03		0.03	0.06
Unrealized from changes in fair value of equity securities	0.94	0.07		(1.61)	1.00
Diluted net income (loss)	$1.34	$0.55		$(0.69)	$1.92
Cash dividends on common stock	$0.21	$0.20		$0.42	$0.40
Book value per share				$19.68	$19.68	—%

Management believes the information in sections A to G and J of the table on the following page highlight the most meaningful, realistic indicators of ORI's segmented and consolidated financial performance. The information underscores the necessity of reviewing reported results by separating the inherent volatility of securities markets and their above-noted impact on reported net income (loss).

	Major Segmented and Consolidated
	Elements of Income (Loss)
	Quarters Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
A. Net premiums, fees, and other income:
General insurance	$818.0	$850.1	-3.8%	$1,670.8	$1,681.6	-0.6%
Title insurance	650.4	591.6	9.9	1,278.6	1,098.5	16.4
Corporate and other	2.9	3.4	-13.7	6.1	6.9	-11.4
Other income	32.0	34.1	-6.0	66.7	64.5	3.5
Subtotal	1,503.5	1,479.3	1.6	3,022.4	2,851.6	6.0
RFIG run-off business (c)	11.6	15.3	-24.1	24.3	31.5	-23.1
Consolidated	$1,515.1	$1,494.7	1.4%	$3,046.7	$2,883.2	5.7%

B. Underwriting and related
services income (loss):
General insurance	$13.3	$16.0	-17.1%	$50.8	$54.9	-7.4%
Title insurance	55.7	51.1	8.8	89.0	62.8	41.8
Corporate and other	(5.9)	(5.3)	-11.4	(8.9)	(10.5)	15.3
Subtotal	63.0	61.9	1.9	130.9	107.1	22.2
RFIG run-off business (c)	(8.9)	3.9	N/M	(4.9)	7.6	-164.0
Consolidated	$54.1	$65.8	-17.8%	$126.0	$114.8	9.8%
C. Consolidated underwriting ratio:
Claim ratio	42.1%	43.5%		41.8%	44.0%
Expense ratio	53.9	51.7		53.6	51.6
Combined ratio	96.0%	95.2%		95.4%	95.6%

D. Net investment income:
General insurance	$87.7	$88.8	-1.2%	$178.3	$177.1	0.7%
Title insurance	10.3	10.2	0.8	21.1	20.5	3.0
Corporate and other	6.6	9.5	-29.9	15.0	18.5	-18.9
Subtotal	104.7	108.6	-3.6	214.5	216.2	-0.8
RFIG run-off business	3.9	4.3	-9.9	8.3	8.9	-6.8
Consolidated	$108.7	$113.0	-3.8%	$222.9	$225.1	-1.0%
E. Interest and other charges (credits):
General insurance	$15.8	$18.2		$33.8	$36.9
Title insurance	0.6	1.2		1.4	2.5
Corporate and other (a)	(6.0)	(9.0)		(12.9)	(18.4)
Subtotal	10.4	10.3		22.3	21.0
RFIG run-off business	—	—		—	—
Consolidated	$10.4	$10.4	0.5%	$22.3	$21.0	6.2%

F. Segmented and consolidated
pretax income (loss) excluding
investment gains (losses)(B+D-E):
General insurance	$85.2	$86.7	-1.8%	$195.3	$195.0	0.1%
Title insurance	65.4	60.2	8.6	108.7	80.8	34.6
Corporate and other	6.7	13.2	-48.8	19.0	26.4	-28.0
Subtotal	157.4	160.1	-1.7	323.1	302.3	6.9
RFIG run-off business (c)	(4.9)	8.2	-160.1	3.4	16.5	-79.3
Consolidated	152.4	168.4	-9.5%	326.6	318.9	2.4%
Income taxes (credits) on above (b)	28.5	32.1		61.9	60.9
G. Net income (loss) excluding
investment gains (losses)	123.8	136.3	-9.2%	264.6	257.9	2.6%
H. Consolidated pretax investment
gains (losses):
Realized from actual transactions
and impairments	(7.3)	10.5		11.2	22.9
Unrealized from changes in
fair value of equity securities	354.0	26.3		(608.7)	382.0
Total	346.7	36.9		(597.4)	405.0
Income taxes (credits) on above	72.8	7.7		(125.7)	85.1
Net of tax investment gains (losses)	273.8	29.1		(471.7)	319.8
I. Net income (loss)	$397.7	$165.5		$(207.0)	$577.7
J. Consolidated operating cash flow	$221.9	$177.2		$438.3	$313.4

(a) Includes consolidation/elimination entries. (b) The effective tax rate applicable to pretax income excluding investment gains and (losses) were 18.8% and 19.0% for the second quarter and first half of 2020, respectively, and 19.1% for both the second quarter and first half of 2019. (c) See Note (a) in RFIG Run-off Results.

General Insurance Segment Results

	General Insurance Summary Operating Results
	Quarters Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net premiums written	$792.7	$873.3	-9.2%	$1,653.5	$1,716.1	-3.6%
Net premiums earned	818.0	850.1	-3.8	1,670.8	1,681.6	-0.6
Net investment income	87.7	88.8	-1.2	178.3	177.1	0.7
Other income	31.8	33.9	-6.2	66.4	64.2	3.4
Operating revenues	937.6	972.9	-3.6	1,915.6	1,923.0	-0.4
Claim costs	587.4	606.7	-3.2	1,182.9	1,187.1	-0.4
Sales and general expenses	249.0	261.2	-4.7	503.5	503.8	-0.1
Interest and other charges	15.8	18.2	-12.8	33.8	36.9	-8.3
Operating expenses	852.4	886.2	-3.8	1,720.3	1,727.9	-0.4
Segment pretax operating income (loss)	$85.2	$86.7	-1.8%	$195.3	$195.0	0.1%

Claim ratio	71.8%	71.4%		70.8%	70.6%
Expense ratio	26.6	26.7		26.2	26.1
Combined ratio	98.4%	98.1%		97.0%	96.7%
__________________
Effective July 1, 2019, the results of the CCI run-off business are being classified in the General Insurance Segment for all future periods.

General Insurance net premiums earned constricted by 3.8% in the second quarter and remained relatively flat for the year-to-date period. The economic impacts of the COVID-19 pandemic and tightened underwriting standards contributed to the downward premium trend, somewhat mitigated by the cumulative effects of recent years' and ongoing premium rate increases for certain insurance products. Premium trends primarily reflect decreases in workers' compensation partially offset by continued increases in executive indemnity coverages. Net investment income decreased by 1.2% for the quarter while remaining relatively flat for the year-to-date period. The impact of continued moderate growth in the invested asset base was more than offset by lower investment yields.

As the above table shows, the consolidated General Insurance claim ratio for the second quarter and first six months of 2020 were relatively consistent with the comparable prior year periods. Similarly, expense ratios for 2020 remained essentially unchanged from the comparable 2019 periods and are generally reflective of ongoing coverage mix dynamics and the variability of sales and general expenses among such coverages.

The following table shows recent annual and interim periods' claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	74.1%	1.5%	72.6%
2016	73.0	0.3	72.7
2017	71.8	0.7	71.1
2018	72.2	—	72.2
2019	71.8%	0.4%	71.4%
2nd Quarter 2019	71.4%	0.5%	70.9%
2nd Quarter 2020	71.8%	0.1%	71.7%
1st Six Months 2019	70.6%	(0.4)%	71.0%
1st Six Months 2020	70.8%	(0.3)%	71.1%

Quarterly and annual claim ratios and trends may not be particularly meaningful indicators of future outcomes for a liability-oriented coverage mix and its relatively long claim payment patterns. Management's long-term targets, assuming the current coverage mix, are for annually reported claim ratio averages in the high 60% to low 70% range and expense ratio averages of 25% or below, resulting in a combined ratio ranging between 90% and 95%.

Title Insurance Segment Results

	Title Insurance Summary Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net premiums and fees earned	$650.4	$591.6	9.9%	$1,278.6	$1,098.5	16.4%
Net investment income	10.3	10.2	0.8	21.1	20.5	3.0
Other income	0.2	0.1	22.4	0.3	0.3	19.9
Operating revenues	661.0	602.0	9.8	1,300.1	1,119.4	16.2
Claim costs	17.7	18.1	-2.0	39.3	32.5	20.6
Sales and general expenses	577.2	522.4	10.5	1,150.6	1,003.4	14.7
Interest and other charges	0.6	1.2	-49.6	1.4	2.5	-42.5
Operating expenses	595.5	541.8	9.9	1,191.4	1,038.5	14.7
Segment pretax operating income (loss)	$65.4	$60.2	8.6%	$108.7	$80.8	34.6%

Claim ratio	2.7%	3.1%		3.1%	3.0%
Expense ratio	88.7	88.3		90.0	91.3
Combined ratio	91.4%	91.4%		93.1%	94.3%

Title Insurance operating revenues were up nearly 10% in the second quarter and 16.2% for the year-to-date period. Year-over-year comparisons of revenues from title premiums and fees are indicative of the continuation of a low interest rate environment resulting in a favorable real estate market through the second quarter of 2020. Net investment income was relatively flat for the quarter and increased by 3.0% for year-to-date period, reflecting a moderately growing invested asset base offset by lower investment yields.

As the above table shows, the Title Insurance claim ratio trended lower for the second quarter reflecting an increase in favorable development of prior years' claim reserves estimates. Underwriting expenses remained generally aligned with revenues from premiums and fees for all periods presented. Together, these factors produced significantly greater pretax operating income for 2020's second quarter and year-to-date period.

The following table shows recent annual and interim periods’ claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	4.9%	(0.6)%	5.5%
2016	3.8	(1.1)	4.9
2017	0.9	(3.3)	4.2
2018	2.1	(2.0)	4.1
2019	2.7%	(1.3)%	4.0%
2nd Quarter 2019	3.1%	(0.9)%	4.0%
2nd Quarter 2020	2.7%	(1.2)%	3.9%
1st Six Months 2019	3.0%	(1.0)%	4.0%
1st Six Months 2020	3.1%	(0.8)%	3.9%

RFIG Run-off Segment Results

	RFIG Run-off Summary Operating Results (a)

	Quarters Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
A. Mortgage Insurance (MI)
Net premiums earned	$11.6	$15.1	-23.1%	$24.3	$31.2	-22.2%
Net investment income	3.9	4.3	-8.8	8.3	8.6	-4.0
Claim costs	16.8	6.9	144.3	21.6	16.4	31.4
MI pretax operating income (loss)	$(4.9)	$8.4	-158.7%	$3.4	$15.5	-77.9%

Claim ratio	144.5%	45.5%		89.1%	52.8%
Expense ratio	32.1	27.2		31.1	25.3
Combined ratio	176.6%	72.7%		120.2%	78.1%

B. Consumer Credit Indemnity (CCI) (a)
CCI pretax operating income (loss)	$—	$(0.1)		$—	$1.0

C. Total MI and CCI Run-off business (a)
Segment pretax operating income (loss)	$(4.9)	$8.2	-160.1%	$3.4	$16.5	-79.3%

__________________

(a)
RFIG Run-off pretax operating income (loss) includes amounts attributable to the Company's consumer credit indemnity run-off business of $ - for both the second quarter and first six months of 2020 and $(0.1) and $1.0 for the second quarter and first half of 2019, respectively. Results for the CCI coverages are expected to be immaterial in the remaining run-off periods. Effective July 1, 2019, these results have been re-classified to the General Insurance Segment for all future periods.

Pretax operating results of RFIG Run-off reflect the expected, continuing drop in net earned premiums from declining risk in force and higher incurred claim costs due to a significant increase in the number of reported delinquencies in this year's second quarter. Investment income declined primarily as a result of a smaller invested asset base and a lower investment yield.

As shown in the accompanying tables, current period claim ratios reflect the aforementioned increase in reported delinquencies driven primarily by the economic impacts of the COVID-19 pandemic and the effect of loan forbearance programs mandated by the Federal government under the Coronavirus Aid, Relief, and Economic Security Act.

As indicated in the far right column of the following table, RFIG Run-off claim ratios had experienced a fairly consistent decline for the past several annual periods presented largely due to a combination of declining new loan defaults, and stable-to-improving cure rates for outstanding delinquent loans.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	56.4%	(65.0)%	121.4%
2016	34.1	(39.8)	73.9
2017	57.6	(38.3)	95.9
2018	43.2	(27.0)	70.2
2019	55.0%	(12.5)%	67.5%
2nd Quarter 2019	45.5%	(4.7)%	50.2%
2nd Quarter 2020	144.5%	21.0%	123.5%
1st Six Months 2019	52.8%	(7.4)%	60.2%
1st Six Months 2020	89.1%	2.5%	86.6%

Corporate and Other Operating Results

	Corporate and Other Summary Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net life and accident premiums earned	$2.9	$3.4	-13.7%	$6.1	$6.9	-11.4%
Net investment income	6.6	9.5	-29.9	15.0	18.5	-18.9
Other operating income	—	—	—	—	—	—
Operating revenues	9.6	12.9	-25.6	21.1	25.4	-16.8
Claim costs	2.0	3.1	-35.5	2.8	5.8	-50.4
Insurance expenses	1.0	1.2	-12.5	2.3	2.5	-6.4
Corporate, interest and other expenses - net	(0.2)	(4.6)	94.9	(3.1)	(9.4)	66.1
Operating expenses	2.8	(0.2)	N/M	2.0	(1.0)	N/M
Corporate and other pretax operating income (loss)	$6.7	$13.2	-48.8%	$19.0	$26.4	-28.0%

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

Summary Consolidated Balance Sheet

	June 30,	December 31,	June 30,
	2020	2019	2019
Assets:
Cash and fixed maturity securities	$10,769.0	$10,381.5	$10,070.5
Equity securities	3,560.1	4,030.5	3,894.6
Other invested assets	112.6	115.4	116.3
Cash and invested assets	14,441.8	14,527.4	14,081.6
Accounts and premiums receivable	1,771.9	1,466.7	1,736.1
Federal income tax recoverable: Current	15.8	5.7	—
Prepaid federal income taxes	—	—	129.8
Reinsurance balances recoverable	4,130.7	3,823.9	3,798.2
Deferred policy acquisition costs	319.5	325.4	324.7
Sundry assets	970.3	927.0	917.0
Total assets	$21,650.3	$21,076.3	$20,987.7

Liabilities and Shareholders' Equity:
Policy liabilities	$2,607.3	$2,419.2	$2,547.8
Claim reserves	10,230.9	9,929.5	9,636.3
Federal income tax payable: Current	—	—	0.3
Deferred	43.7	112.2	147.0
Reinsurance balances and funds	898.1	616.0	814.3
Debt	968.1	974.0	975.4
Sundry liabilities	1,043.0	1,025.1	972.3
Total liabilities	15,791.3	15,076.1	15,093.7
Shareholders' equity	5,858.9	6,000.1	5,893.9
Total liabilities and shareholders' equity	$21,650.3	$21,076.3	$20,987.7

Cash, Invested Assets, and Shareholders' Equity

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	June 30,	Dec. 31,	June 30,	June '20/	June '20/
	2020	2019	2019	Dec. '19	June '19
Cash and invested assets:
Fixed maturity securities, cash and other invested assets	$10,881.7	$10,496.9	$10,186.9	3.7%	6.8%
Equity securities	3,560.1	4,030.5	3,894.6	-11.7	-8.6
Total per balance sheet	$14,441.8	$14,527.4	$14,081.6	-0.6%	2.6%
Total at cost for all	$13,555.8	$13,327.2	$13,148.2	1.7%	3.1%

Composition of shareholders' equity per share:
Equity before items below	$17.76	$17.25	$17.63	3.0%	0.7%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	1.92	2.73	2.05
Total	$19.68	$19.98	$19.68	-1.5%	—%

Segmented composition of
shareholders' equity per share:
Excluding RFIG run-off segment	$18.24	$18.37	$18.07	-0.7%	0.9%
RFIG run-off segment	1.44	1.61	1.61
Consolidated total	$19.68	$19.98	$19.68	-1.5%	—%

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

As of June 30, 2020, the consolidated investment portfolio reflected an allocation of approximately 75% to fixed-maturity (bonds and notes) and short-term investments, and 25% to equity securities (common stock). The fixed-maturity portfolio continues to be the basic anchor for the insurance underwriting subsidiaries' obligations. The maturities are stratified and conservatively matched to the expected timing of future years' payments of those obligations. The quality of the investment portfolio has remained at high levels.

Most of ORI's investable funds have been directed toward purchasing high-quality common stocks of U.S. companies (currently limited to fewer than 100 issues). We favor those with long-term records of reasonable earnings growth and steadily increasing dividends. This has been the major reason why dividends from common stocks have been the source of investment income growth in recent years. Periodic stress tests of this portfolio are made pursuant to enterprise risk management guidelines and controls. Their purpose is to gain reasonable assurance that periodic downdrafts in market prices would not seriously undermine ORI's financial strength and the long-term continuity and prospects of the business.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income excluding net investment gains (losses), realized and unrealized investment gains (losses), and dividend payments to shareholders.

	Shareholders' Equity Per Share
	Quarter			Year
	Ended	Six Months Ended		Ended
	June 30,	June 30,		Dec. 31,
	2020	2020	2019	2019
Beginning balance	$17.29	$19.98	$17.23	$17.23
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	0.42	0.89	0.86	1.85
Net of tax realized investment gains (losses)	(0.02)	0.03	0.06	0.10
Net of tax unrealized investment gains (losses) on
securities carried at fair value	2.19	(0.83)	1.84	2.53
Total net of tax realized and unrealized
investment gains (losses)	2.17	(0.80)	1.90	2.63
Cash dividends	(0.21)	(0.42)	(0.40)	(1.80)
Other	0.01	0.03	0.09	0.07
Net change	2.39	(0.30)	2.45	2.75
Ending balance	$19.68	$19.68	$19.68	$19.98
Percentage change for the period	13.8%	-1.5%	14.2%	16.0%

Capitalization

	Capitalization
	June 30,	December 31,	June 30,
	2020	2019	2019
Debt:
4.875% Senior Notes due 2024	$397.6	$397.3	$397.0
3.875% Senior Notes due 2026	546.5	546.2	546.0
Other miscellaneous debt	23.8	30.4	32.3
Total debt	968.1	974.0	975.4
Common shareholders' equity	5,858.9	6,000.1	5,893.9
Total capitalization	$6,827.0	$6,974.2	$6,869.4

Capitalization ratios:
Debt	14.2%	14.0%	14.2%
Common shareholders' equity	85.8	86.0	85.8
Total	100.0%	100.0%	100.0%

Total capitalization has declined as of June 30, 2020 primarily due to the reduction in shareholders' equity driven by the factors described above.

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

COVID-19 PANDEMIC AND OLD REPUBLIC'S BUSINESS

The COVID-19 pandemic and the associated governmental responses (“COVID-19” or “the pandemic”) had a widespread impact on the U.S. economy beginning in the final weeks of the first quarter and continuing throughout the second quarter. Old Republic’s response to the pandemic resulted in significant operational changes, including a transition to remote working for a majority of its approximately 9,000 associates. The pandemic's impact on employment levels, businesses and other economic activities contributed to a reduction in premium and fee revenues in the General Insurance segment, while the Title Insurance segment continued to see strong growth in premium and fee revenues, and the RFIG Run-off business saw an increase in claim costs due to higher reported delinquencies.

Although the COVID-19 pandemic and the associated governmental responses caused substantial disruptions to financial markets in the final weeks of this year's first quarter, improved market performance had a significant positive impact on the second quarter’s financial results. The resulting increase in the fair value of the Company’s common stock and fixed-maturity investment portfolios contributed to the second quarter’s recovery in book value per share reported as of June 30, 2020 of $19.68 as compared to $17.29 at March 31, 2020.

The economic impacts from the COVID-19 pandemic could affect future premium and fee revenues in the General Insurance and Title Insurance segments, and conversely underwriting expense ratios could rise. In the RFIG Run-off business, future claims experience could depend upon the continued, mitigating effects of loan forbearance programs mandated by the Federal government, and the rate at which employment levels recover. These outcomes notwithstanding, management firmly believes that the Company’s strong financial condition will enable it to weather these challenges, and most importantly allow its insurance subsidiaries to meet their obligations to customers, policyholders and their beneficiaries.

Old Republic - Consolidated

Impact on business operations. Throughout the second quarter, Old Republic made significant changes to its business practices as a result of COVID-19. While Old Republic’s insurance business was exempt from many of the governmental requirements to cease or reduce business operations, Old Republic’s concern for the health of its employees resulted in the reduction in activity at many of the Company’s offices. By the end of the quarter, relaxed governmental restrictions meant that several of Old Republic’s business operations were permitting employees to return to the office. Even so, most of Old Republic’s employees continue to work remotely. Old Republic experienced no meaningful interruption in its ability to continue to service the needs of customers.

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

Influenced by concerns around COVID-19, U.S. equity markets experienced significant volatility and reductions in market values in the last several weeks of the first quarter. During the second quarter, financial markets rebounded, resulting in a $354.0 increase in value of the Company’s equity portfolio for the quarter ended June 30, 2020. Old Republic’s fixed maturity securities portfolio also experienced an increase in fair value of $467.2 during the second quarter and no other-than-temporary impairments were identified as of June 30, 2020.

Even with the broad improvement in financial markets, volatility could continue as long as the economy is impacted by COVID-19 and major sectors of the U.S. economy remain under significant pressure. The Company continues to review its fixed income investments to monitor the creditworthiness of the issuer. This is especially important in the current environment, where even highly rated issuers are subject to unprecedented stress and certain sectors may be more impacted than others. Old Republic’s portfolio includes exposure to the energy sector, and as a result of reduced energy demand arising from COVID-19, many issuers in this sector are experiencing financial and operating stresses. While these investments remain consistent with the Company’s investment philosophy, they are subject to regular and on-going review.

Old Republic has historically performed stress-testing of the investment portfolio, modeling the impact of significant declines in overall market values on the capital and surplus of its insurance subsidiaries. The investment portfolio’s performance through the end of the second quarter is largely in-line with the results of these stress tests, and surplus levels remain strong. Old Republic does not contemplate any changes to its investment strategy as a result of COVID-19 and expects the composition of its investment portfolio to remain consistent with the long-term needs of the business.

Capital and Liquidity. Old Republic believes that its current liquidity position is sufficient to meet its obligations, including claim payments, operating expenses, interest and scheduled repayments on outstanding indebtedness and expected cash dividend payments. The Company’s ability to meet ongoing obligations is supported not only by premium revenue, but also by the expected interest and dividend income associated with Old Republic’s fixed income and equity investments. While dividends associated with certain equity investments have been reduced or eliminated as a result of the pandemic, the Company’s second quarter investment income was not materially affected.

Given Old Republic’s current capital and liquidity position, the Company does not currently expect to need to raise additional capital, in the form of either debt or equity, to meet expected future obligations. The Company’s nearest debt maturity is $400.0 of senior notes maturing in October 2024. Old Republic believes that it could access debt capital markets in the present environment on reasonable terms, given the Company’s current debt to total capitalization ratio of 14.2% and expected levels of operating income.

Internal Controls. Old Republic maintains a system of internal controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal controls over financial reporting have not materially changed as a result of the remote working environment during the second quarter.

General Insurance

Operating environment and product demand. The primary coverages in the General Insurance segment are commercial auto (37.9%), workers’ compensation (26.4%), inland marine and property (7.9%), financial indemnity (7.8%) and general liability (6.4%).

Demand for each of these coverages is related to overall economic conditions and this macroeconomic effect can be compounded (or mitigated) by exposure to sectors that are more (or less) affected by the particular economic environment. For example, premiums associated with workers' compensation coverage typically fall with reductions in payroll. However, the Company’s exposure to many of the most significantly affected sectors, such as small business, hospitality, restaurants and travel, is limited, which reduces to a degree Old Republic’s COVID-19 exposure. During the second quarter, the impact of COVID-19 on demand for General Insurance products was relatively modest. However, the full impact of the pandemic will not be known until all policy premiums are audited in connection with the annual policy term expiration. The magnitude of the effect of COVID-19 on demand in future periods will continue to depend on the duration and severity of the pandemic.

Claims. Claims experience reflects changes in pricing and risk selection together with variability in loss severity and frequency trends. The overall impact of COVID-19 on claims experience in the second quarter was not significant as increased workers’ compensation claims from customers in the long-term care industry were largely offset by reduced frequency and severity of non-COVID related claims.

Claims activity for certain coverages is correlated with U.S. economic activity, therefore claims frequency and severity for these coverages could both be affected by COVID-19. However, as noted below, Old Republic’s risk sharing arrangements should mitigate the negative effects of increases in frequency and severity.

The General Insurance business does not write a material amount of event cancellation, trade credit, travel or other coverages that may generate greatly increased claims activity as a result of the disruption caused by COVID-19.

Reserves. Establishing claims reserves for the General Insurance business is a complex and dynamic process that requires a significant amount of judgment in an ordinary operating environment. That process and the judgment involved are made more complicated by the disruptions caused by COVID-19. Old Republic has not made significant changes to reserves or reserving practices during the second quarter. That approach may change as clarity emerges over time about the actual effects of COVID-19 on the various businesses. The Company may adjust its expected claims rates, loss development factors and average claim costs for certain products if those factors look to be significantly impacted by COVID-19. To the extent any such loss development factor adjustments cause a change to reserves, earnings could be impacted in the period of such change.

Reinsurance and Retention Limits. Old Republic uses external reinsurance and other risk-sharing arrangements to limit the maximum losses for which it may be liable under its policies. Old Republic has risk-sharing arrangements in place for many of the coverages that have been impacted by COVID-19. In addition, Old Republic’s reinsurance arrangements may limit the negative impact of the pandemic for certain other coverages.

Consistent with its existing practices, Old Republic monitors on an on-going basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies and obtains sufficient collateral in the form of letters of credit, securities and other financial instruments. Old Republic continuously monitors the sufficiency of this collateral and the credit risk of its counterparties.

Regulation. Old Republic’s insurance company subsidiaries are subject to on-going regulation by state insurance departments. In response to COVID-19, insurance departments have been active in publishing additional guidance and other regulatory actions that impact the business. This regulatory guidance primarily relates to the collection of premium, the cancellation or non-renewal of policies, presumption of coverage and notice periods relating to claims. These regulatory initiatives did not have a significant impact on Old Republic during the second quarter.

Title Insurance

Operating environment and product demand. For the quarter and six months ended June 30, 2020, net premium and fees earned in the Title segment reached all-time second quarter and six month highs of $650.4 and $1,278.6 respectively. Notwithstanding the severe impact on the U.S. economy caused by COVID-19, the demand for title insurance coverage was strong during the quarter.

The demand for title insurance products is correlated with the strength of the residential and commercial real estate markets. While COVID-19 and the resulting restrictions on in-person gatherings and reduction in business activity had a negative impact on the broader U.S. economy, the residential real estate markets, and thus the demand for title insurance, remained robust throughout the quarter. The impact was felt however in the commercial real estate markets with COVID-19 uncertainties creating a reduction in business activity. Many of the key indicators used to evaluate the Title business, such as open orders, were at elevated levels at June 30, 2020. However, economic trends have an effect on residential and commercial real estate markets. If COVID-19 continues to have a negative effect on the U.S. economy, it could lead to an eventual reduction in demand for our products and lower operating revenues.

Regulation. The housing market and the real estate lending industry are heavily regulated and there have been regulatory responses to the pandemic. These regulatory initiatives include those targeted at aiding consumers, which may ultimately have a significant impact on mortgage lenders and investors in pooled mortgage products. This could decrease the availability of mortgage funding, negatively impacting the housing market and thus the demand for Title insurance. While these initiatives have not had a significant effect on the Title business at June 30, 2020, they may have an increasing effect during the remainder of 2020.

Claims. The effects of COVID-19 on the U.S. real estate market did not materially affect claims experience for the quarter ended June 30, 2020.

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

Regulation. The North Carolina Department of Insurance ("NCDOI") performs regulatory oversight of RMIC and RMGIC. Based on their capital position as of December 31, 2019 and on updated projections as to future operating results and capital levels, RMIC and RMGIC sought and received approval from the NCDOI to pay extraordinary dividends amounting to $37.5 to ORI, its ultimate parent, during the first quarter of 2020. Neither company sought approval for or paid dividends during the second quarter of 2020.

Capital. As of June 30, 2020, total statutory capital for the group, inclusive of a contingency reserve, totaled $417.5. Old Republic continually monitors its capital position based on financial estimates of operating results over the remaining run-off period. Given the adverse effects of COVID-19 on the U.S. economy, unemployment levels, and housing markets, it could be necessary to retain more capital in the mortgage insurance business than previously thought until the true effects on operations and capital become more apparent. In any event, the payment of future extraordinary dividends will require regulatory approval from the NCDOI.

Claims. The economic impact of COVID-19 led to a significant increase in the number of reported delinquencies during the quarter ended June 30, 2020. The increase in delinquencies resulted in higher claim reserves and incurred losses for the period. Changes in U.S. employment levels and in the residential real estate markets could affect mortgage insurance claims. Future claim experience will depend on factors such as, among others, the mitigating effects of extensive loan forbearance programs mandated by the Federal government under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and the rate at which the overall economy, and in particular employment levels, recover once extensive mandates intended to mitigate the transmission of COVID-19 are revised or lifted. The Company expects the effects of these conditions to become clearer during the remainder of 2020.

FINANCIAL POSITION

The Company's financial position at June 30, 2020 reflected increases in assets and liabilities of 2.7% and 4.7%, respectively, and a decrease in common shareholders' equity of 2.4% when compared to the immediately preceding year-end. Cash and invested assets represented 66.7% and 68.9% of consolidated assets as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the cash, accrued investment income, and invested asset base decreased by 0.6% to $14,441.8.

Investments - During the first six months of 2020 and 2019, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both June 30, 2020 and December 31, 2019, nearly all of the Company's investments consisted of marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At June 30, 2020, the Company had no fixed maturity investments in default as to principal and/or interest.

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

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

June 30, 2020	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$95.7		$13.5
Natural Gas	26.2		2.8
Consumer Durables	49.0		1.7
Basic Industry	11.7		.1
Other (includes 2 industry groups)	25.6		—
Total	$208.4	(a)	$18.3
__________

(a)	Represents 2.2% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

June 30, 2020	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Industrial	$15.0		$.8
Natural Gas	23.9		.4
Energy	15.9		.3
Consumer Staples	13.3		.1
Other (includes 6 industry groups)	38.7		.1
Total	$107.0	(b)	$2.0
__________

(b)	Represents 1.1% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

June 30, 2020	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$536.8		$172.3
Utilities	183.8		19.0
Retail	73.0		17.6
Technology	83.4		13.0
Other (includes 9 industry groups)	564.1		42.8
Total	$1,441.3	(c)	$265.0	(d)
__________

(c)	Represents 44.7% of the total equity securities portfolio.

(d)	Represents 8.2% of the cost of the total equity securities portfolio, while gross unrealized gains represent 18.5% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
June 30, 2020	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$23.8	$21.8	$—	$—
Due after one year through five years	165.9	109.2	13.4	12.3
Due after five years through ten years	108.9	77.3	6.8	5.9
Due after ten years	16.7	—	—	—
Total	$315.5	$208.4	$20.3	$18.3

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
June 30, 2020	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	$10.4	$2.5	$—	$12.9
Seven to twelve months	3.5	—	—	3.5
More than twelve months	.1	3.6	—	3.8
Total	$14.1	$6.2	$—	$20.3

Number of Issues in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	42	2	—	44
Seven to twelve months	2	—	—	2
More than twelve months	10	2	—	12
Total	54	4	—	58	(e)
__________

(e)	At June 30, 2020 the number of issues in an unrealized loss position represent 3.1% of the total number of such fixed maturity issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's cost. The percentage reduction from such cost reflects the decline as of a specific point in time (June 30, 2020 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	June 30,	December 31,
	2020	2019
Maturity Ranges:
Due in one year or less	11.7%	10.7%
Due after one year through five years	57.4	55.6
Due after five years through ten years	30.0	33.4
Due after ten years	.9	.3
Total	100.0%	100.0%

Average Maturity in Years	4.0	4.1
Duration (f)	3.6	3.7
___________

(f)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.6 as of June 30, 2020 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.6%.

Composition of Unrealized Gains (Losses)

	June 30,	December 31,
	2020	2019
Available for Sale Fixed Maturity Securities:
Amortized cost	$9,305.2	$8,537.3
Estimated fair value	9,859.4	8,796.5
Net unrealized gains (losses)	$554.1	$259.1

Components of net unrealized gains (losses):
Gross unrealized gains	$574.5	$262.5
Gross unrealized losses	(20.3)	(3.3)
Net unrealized gains (losses)	$554.1	$259.1

Equity Securities:
Cost	$3,227.5	$3,089.1
Estimated fair value	3,560.1	4,030.5
Net unrealized gains (losses)(i)	$332.6	$941.3

Components of net unrealized gains (losses):
Gross unrealized gains	$597.6	$968.0
Gross unrealized losses	(265.0)	(26.6)
Net unrealized gains (losses)(g)	$332.6	$941.3
___________

(g)	Unrealized gains and losses from changes in fair value of equity securities are included in total realized and unrealized investment gains (losses) in the consolidated statements of income.

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Based on December 31, 2019 statutory balances, the Company can receive up to $611.6 in dividends from its subsidiaries in 2020 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries.

Capitalization - Old Republic's total capitalization of $6,827.0 at June 30, 2020 consisted of debt of $968.1 and common shareholders' equity of $5,858.9. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), and dividend payments to shareholders for the period then ended. At June 30, 2020, the Company's consolidated debt to equity ratio was 16.5%.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2017	$3,110.8	$2,287.2	$122.9	$18.8	$5,539.7	3.9%
2018	3,277.1	2,336.1	75.9	14.6	5,703.9	3.0
2019	3,432.4	2,489.2	59.2	13.4	5,994.2	5.1
Six Months Ended June 30:
2019	1,681.6	1,098.5	31.5	6.9	2,818.6	2.5
2020	1,670.8	1,278.6	24.3	6.1	2,979.9	5.7
Quarters Ended June 30:
2019	850.1	591.6	15.3	3.4	1,460.5	2.8
2020	$818.0	$650.4	$11.6	$2.9	$1,483.1	1.5%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2017	34.6%	33.6%	4.9%	7.6%	6.3%	13.0%
2018	36.8	31.1	5.3	7.7	6.2	12.9
2019	37.2	29.1	6.4	7.6	6.6	13.1
Six Months Ended June 30:
2019	37.4	29.6	5.8	7.6	6.7	12.9
2020	37.9	26.4	7.8	7.9	6.4	13.6
Quarters Ended June 30:
2019	37.1	28.8	5.9	7.6	6.5	14.1
2020	37.8%	25.7%	8.1%	7.9%	6.0%	14.5%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2017	26.9%	73.1%
2018	26.1	73.9
2019	27.4	72.6
Six Months Ended June 30:
2019	28.0	72.0
2020	27.0	73.0
Quarters Ended June 30:
2019	30.2	69.8
2020	27.1%	72.9%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2017	$110.4	$109.8	77.9%	78.2%
2018	74.4	74.4	79.7	76.3
2019	58.8	58.8	77.1	84.5
Six Months Ended June 30:
2019	31.2	31.2	81.0	80.0
2020	$24.3	$24.3	76.1%	84.1%
Quarters Ended June 30:
2019	15.1	15.1
2020	$11.6	$11.6

The Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 7.8% of total net risk in force as of June 30, 2020, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2017	$3,888.0	$292.4	$12.1	$4,192.6
2018	3,098.3	235.3	11.2	3,345.0
2019	2,388.3	198.2	3.6	2,590.1
As of June 30:
2019	2,792.2	216.2	3.6	3,012.2
2020	$2,126.3	$180.9	$3.6	$2,310.8

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2017	7.5%	31.5%	60.2%	.8%
2018	7.9	32.2	59.1	.8
2019	8.5	33.8	56.8	.9
As of June 30:
2019	8.1	32.5	58.7	.7
2020	8.9%	34.3%	56.0%	.8%

Bulk(a):
As of December 31:
2017	31.8%	31.7%	36.3%	.2%
2018	33.6	31.5	34.8	.1
2019	34.4	31.2	34.2	.2
As of June 30:
2019	33.7	31.3	34.8	.2
2020	35.3%	31.5%	33.0%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0% and below	LTV 85.01% to 90.0%	LTV 90.01% to 95.0%	LTV Greater than 95.0%

Traditional Primary(b):
As of December 31:
2017	4.0%	30.9%	30.5%	34.6%
2018	4.1	30.7	29.7	35.5
2019	4.1	30.7	28.4	36.8
As of June 30:
2019	4.2	30.8	29.1	35.9
2020	4.1%	31.1%	28.1%	36.7%

Bulk(a):
As of December 31:
2017	45.3%	29.9%	12.6%	12.2%
2018	43.4	30.9	13.1	12.6
2019	42.7	31.4	13.7	12.2
As of June 30:
2019	43.0	31.1	13.3	12.6
2020	42.9%	31.8%	13.6%	11.7%

__________

(a)	Bulk pool risk in-force, which represented 6.6% of total bulk risk in-force at June 30, 2020 has been allocated pro-rata based on insurance in-force.

(b)	The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NC	PA	NJ	VA	MD
As of December 31:
2017	5.9%	8.1%	6.0%	6.1%	4.8%	4.4%	4.3%	4.6%	3.7%	4.2%
2018	5.5	8.5	6.0	6.4	4.9	4.1	4.3	4.8	3.8	4.6
2019	4.8	9.0	6.1	6.9	5.1	3.9	4.2	5.2	3.9	5.1
As of June 30:
2019	5.3	8.6	6.0	6.6	5.0	4.0	4.2	4.9	3.9	4.7
2020	4.6%	9.1%	6.1%	7.1%	5.3%	3.8%	4.1%	5.4%	3.9%	5.2%

		Bulk (a)
	TX	FL	GA	IL	CA	NC	PA	NY	OH	MD
As of December 31:
2017	5.4%	8.3%	5.1%	4.4%	12.4%	2.5%	3.8%	7.8%	4.4%	2.7%
2018	5.6	8.2	5.4	4.6	12.4	2.7	4.0	7.1	4.7	2.8
2019	5.5	8.1	5.6	4.7	12.7	2.7	3.8	7.1	4.9	3.0
As of June 30:
2019	5.5	8.0	5.6	4.5	12.6	2.7	3.8	7.3	4.8	2.9
2020	5.7%	8.2%	5.7%	4.7%	12.7%	2.9%	4.0%	7.0%	5.1%	3.0%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2017	92.3%	7.7%
2018	92.2	7.8
2019	91.8	8.2
As of June 30:
2019	92.2	7.8
2020	91.6%	8.4%

Bulk (a):
As of December 31:
2017	69.4%	30.6%
2018	71.8	28.2
2019	72.6	27.4
As of June 30:
2019	72.1	27.9
2020	72.9%	27.1%
__________

(a)	Bulk pool risk in-force, which represented 6.6% of total bulk risk in-force at June 30, 2020, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2017	97.2%	2.8%
2018	97.2	2.8
2019	97.1	2.9
As of June 30:
2019	97.2	2.8
2020	97.1%	2.9%

Bulk (a):
As of December 31:
2017	70.1%	29.9%
2018	68.6	31.4
2019	68.0	32.0
As of June 30:
2019	68.4	31.6
2020	67.4%	32.6%
__________

(a)	Bulk pool risk in-force, which represented 6.6% of total bulk risk in-force at June 30, 2020, has been allocated pro-rata based on insurance in-force.

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2018	$10,162.3	$1,105.6	$583.6	$904.3	$12,755.9	$238.6	$12,994.6
2019	10,577.9	1,172.3	566.3	841.7	13,158.4	1,200.7	14,359.2
As of June 30:
2019	10,295.0	1,100.8	535.3	1,021.2	12,952.4	936.1	13,888.6
2020	$10,722.3	$1,153.9	$531.2	$946.1	$13,353.6	$887.2	$14,240.8
__________

(a) The 2018 and 2019 balances include fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2017	$318.9	$37.3	$21.7	$31.4	$409.4	3.32%	3.14%
2018	341.0	38.8	20.1	31.7	431.8	3.41	3.28
2019	356.4	41.4	17.6	35.1	450.7	3.48	3.30
Six Months Ended
June 30:
2019	177.1	20.5	8.9	18.5	225.1	3.50	3.35
2020	178.3	21.1	8.3	15.0	222.9	3.36	3.12
Quarters Ended
June 30:
2019	88.8	10.2	4.3	9.5	113.0	3.51	3.29
2020	$87.7	$10.3	$3.9	$6.6	$108.7	3.28%	3.16%

Revenues: Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities from scheduled maturities and early calls were 73.7% and 49.6% of total dispositions occurring in the first quarter of 2020 and 2019, respectively.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Other Investments	Total	Fixed Maturity Securities	Equity Securities and Other Investments	Total		Investment Gains (Losses)
Years Ended
December 31:
2017	$16.6	$194.9	$211.6	$—	$—	$—	$—	$211.6
2018	(4.8)	63.1	58.2	—	—	—	(293.8)	(235.6)
2019	(1.9)	40.6	38.6	(2.0)	—	(2.0)	599.5	636.1
Six Months Ended
June 30:
2019	(1.4)	26.4	24.9	(2.0)	—	(2.0)	382.0	405.0
2020	(8.5)	19.8	11.2	—	—	—	(608.7)	(597.4)
Quarters Ended
June 30:
2019	(.4)	13.1	12.5	(2.0)	—	(2.0)	26.3	36.9
2020	$(8.8)	$1.5	$(7.3)	$—	$—	$—	$354.0	$346.7

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of June 30, 2020 and December 31, 2019:

	Claim and Loss Adjustment Expense Reserves
	June 30, 2020		December 31, 2019
	Gross	Net	Gross	Net

Workers' compensation	$4,919.2	$3,101.5	$4,887.6	$3,079.1
General liability	1,257.3	615.2	1,254.7	610.9
Commercial automobile (mostly trucking)	2,115.9	1,505.3	1,948.2	1,403.0
Other coverages	1,004.1	735.5	918.9	673.5
Unallocated loss adjustment expense reserves	258.7	258.3	256.6	254.6
Total general insurance reserves	9,555.3	6,216.0	9,266.2	6,021.3
Title	544.0	544.0	530.9	530.9
RFIG Run-off	119.9	119.9	118.9	118.9
Life and accident	11.5	8.1	13.3	8.4
Total claim and loss adjustment expense reserves	$10,230.9	$6,888.1	$9,929.5	$6,679.7
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$118.4	$77.9	$126.8	$83.3
% of total general insurance reserves	1.2%	1.3%	1.4%	1.4%

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

Overall, reserves pertaining to several hundred large individual commercial insurance accounts that exhibit sufficient statistical credibility, and at times may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions through captive insurers and similar risk management mechanisms are established on an account by account basis using case reserves and applicable formula-driven methods. Large account reserves are usually set and analyzed for groups of coverages such as workers' compensation, commercial automobile (trucking) and general liability that are typically underwritten jointly for many customers. For certain so-called long-tail categories of insurance such as retained or assumed excess liability or excess workers' compensation, officers and directors' liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected claim ratios. Such expected claim ratios typically reflect currently estimated claim ratios from prior accident years, adjusted for the effect of actual and anticipated rate changes, actual and anticipated changes in coverage, reinsurance, mix of business, and other anticipated changes in external factors such as trends in loss costs or the legal and claims environment. Expected claim ratios are generally used for the two to five most recent accident years depending on the individual class or category of business. As actual claims data emerges in succeeding interim and annual periods, the original accident year claim ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years to arrive at a likely indication of more recent years' loss trends and costs.

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

	June 30,	June 30,	December 31,	December 31,
	2020	2019	2019	2018
Estimated reduction in beginning reserve	$1.6	$3.2	$3.2	$19.0
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	.2	.3	.6	.9
Prior year	(.1)	(.4)	(.9)	(12.3)
Sub-total	.1	(.1)	(.3)	(11.4)
Estimated rescission reduction in paid claims	(.5)	(.5)	(1.3)	(4.4)
Estimated reduction in ending reserve	$1.2	$2.6	$1.6	$3.2
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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2017	71.8%	.9%	160.9%	44.7%
2018	72.2	2.1	39.4	43.1
2019	71.8	2.7	53.5	42.9
Six Months Ended June 30:
2019	70.6	3.0	50.1	44.0
2020	70.8	3.1	89.1	41.8
Quarters Ended June 30:
2019	71.4	3.1	47.4	43.5
2020	71.8%	2.7%	144.5%	42.1%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended
December 31:
2017	71.8%	75.5%	76.8%	73.1%	62.1%	59.3%	59.0%
2018	72.2	70.7	79.3	68.9	73.8	62.8	60.1
2019	71.8	63.2	84.0	77.8	64.0	62.6	61.4
Six Months Ended
June 30:
2019	70.6	79.3	70.0	57.8	64.5	69.3	57.7
2020	70.8	80.2	68.4	60.2	58.1	64.0	65.7
Quarters Ended
June 30:
2019	71.4	79.6	69.3	61.8	58.9	77.0	57.7
2020	71.8%	83.4%	65.7%	59.6%	60.7%	56.7%	65.1%

The consolidated general insurance claim ratios for the second quarter and first six months of 2020 were relatively consistent with the comparable prior year periods. The group experienced (favorable) unfavorable development of prior years' reserves of .1 and (.3) percentage points for the second quarter and first six months of 2020, respectively, compared to .5 and (.4) percentage points for the same respective periods of 2019.

Unfavorable asbestos and environmental ("A&E") claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.7 years (gross) and 6.5 years (net of reinsurance) as of June 30, 2020 and 6.3 years (gross) and 7.2 years (net of reinsurance) as of December 31, 2019. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2019.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The claim ratio trended lower for the second quarter reflecting an increase in favorable development of prior years' claim reserves estimates. This favorable development of reserves established in prior years reduced the claim ratio by 1.2 and .8 percentage points in the second quarter and first six months of 2020, respectively, and .9 and 1.0 percentage points for the same respective periods of 2019.

RFIG Run-off mortgage guaranty current period claim ratios reflect an increase in reported delinquencies driven primarily by the economic impacts of the COVID-19 pandemic and the effect of loan forbearance programs mandated by the Federal government under the Coronavirus Aid, Relief, and Economic Security Act. The claim ratios had experienced a fairly consistent decline for the past several annual periods largely due to a combination of declining new loan defaults, and stable-to-improving cure rates for outstanding delinquent loans. Incurred claim ratios reflect unfavorable development of 21.0 and 2.5 percentage points in this year's second quarter and first half, respectively. This compares to 4.7 and 7.4 percentage points of favorable development for the respective 2019 periods.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2017	$47,267	$51,446	10.52%	23.31%	$13.1
2018	47,055	54,809	9.38	16.94	4.4
2019	49,233	58,708	9.60	15.97	1.3
Six Months Ended June 30:
2019	48,741	57,595	8.72	15.68	.5
2020	45,022	65,353	13.54%	17.99%	.5
Quarters Ended June 30:
2019	46,815	57,606			.1
2020	$43,997	$47,730			$.1
__________

(a)	Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	VA
As of December 31:
2017	11.4%	15.6%	8.3%	10.1%	6.0%	8.1%	12.0%	11.5%	19.6%	8.4%
2018	10.0	9.8	7.7	8.7	5.8	9.5	11.4	10.5	14.3	7.9
2019	12.1	8.0	8.3	8.5	5.9	9.3	11.9	10.2	11.8	7.6
As of June 30:
2019	9.6	8.3	7.5	7.9	5.3	8.6	10.8	10.0	11.5	7.5
2020	17.9%	12.7%	13.1%	13.6%	10.8%	13.2%	15.1%	14.4%	19.9%	10.9%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	OH	NY
As of December 31:
2017	20.3%	34.2%	17.8%	21.5%	26.4%	19.7%	25.3%	24.8%	15.0%	44.2%
2018	14.5	23.5	14.5	19.1	13.0	17.3	21.0	16.0	12.4	32.3
2019	15.4	20.3	13.1	17.5	9.7	19.6	17.7	15.9	14.3	29.6
As of June 30:
2019	14.3	21.4	13.4	14.9	11.3	17.5	18.3	15.9	13.2	30.3
2020	16.4%	23.3%	16.5%	21.6%	12.9%	18.9%	18.8%	21.4%	12.8%	29.3%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2017	12.1%	16.9%	8.8%	10.6%	9.2%	8.4%	12.8%	12.0%	21.1%	25.0%
2018	10.4	10.6	8.1	9.2	6.8	9.7	12.0	10.7	15.3	21.3
2019	12.4	8.8	8.6	9.0	6.5	9.6	12.4	10.4	12.4	20.7
As of June 30:
2019	10.0	9.2	7.9	8.2	6.2	8.8	11.3	10.3	12.5	20.0
2020	17.7%	13.5%	13.3%	14.0%	11.2%	13.2%	15.5%	14.6%	20.1%	26.2%
__________

(b)	As determined by risk in force as of June 30, 2020, these 10 states represent approximately 54.5%, 58.9%, and 54.5%, of traditional primary, bulk, and total risk in force, respectively.

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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2017	25.5%	90.0%	16.6%	52.0%
2018	25.0	90.0	21.5	51.6
2019	25.7	89.5	25.0	52.2
Six Months Ended June 30:
2019	26.1	91.3	25.6	51.6
2020	26.2	90.0	31.1	53.6
Quarters Ended June 30:
2019	26.7	88.3	27.0	51.7
2020	26.6%	88.7%	32.1%	53.9%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2017	97.3%	90.9%	177.5%	96.7%
2018	97.2	92.1	60.9	94.7
2019	97.5	92.2	78.5	95.1
Six Months Ended June 30:
2019	96.7	94.3	75.7	95.6
2020	97.0	93.1	120.2	95.4
Quarters Ended June 30:
2019	98.1	91.4	74.4	95.2
2020	98.4%	91.4%	176.6%	96.0%

Expenses: Income Taxes

The effective consolidated income tax rates were 20.3% and (23.5)% in the second quarter and first six months of 2020, compared to 19.4% and 20.2% in the second quarter and first six months of 2019. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income and adjustments regarding the recoverability of deferred tax assets.

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

Old Republic's market risk exposures at June 30, 2020, have not materially changed from those identified in the Company's 2019 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2020, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The impact of the COVID-19 pandemic has resulted in significant uncertainty, volatility and disruption in the U.S. economy and financial markets. Governmental responses to the pandemic have included shelter-in-place orders, directing many businesses to cease operations and individuals to restrict their movements. These actions have resulted in rapid decreases in economic activity, an increase in unemployment and pressures on the commercial and residential real estate market. For a further discussion of the impact of the pandemic on Old Republic’s business in the second quarter, see “Management Analysis of Financial Position and Results of Operations-COVID-19 Pandemic and Old Republic’s Business."

In addition, the pandemic resulted in significant financial market disruptions, which had an adverse impact on the Company’s investment portfolio and stock price. For more information on the Company’s investment portfolio performance, see “Management Analysis of Financial Position and Results of Operations-Financial Position.”
While the duration and ultimate effects of the pandemic remain highly uncertain, COVID-19 could continue to have an adverse impact on Old Republic’s business. The reduction in economic activity could persist and lead to a more meaningful reduction in the demand for the Company’s products. The pandemic could also have a more significant impact on Old Republic’s claims experience in future periods, resulting in a decrease in profitability.

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

Old Republic International Corporation
(Registrant)
Date:	July 31, 2020

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