Form 10-Q
period 2020-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2020-10-30
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	September 30, 2020
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at September 30, 2020 was 304,062,837.

There are 54 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2020

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

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	September 30,	December 31,
	2020	2019
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $9,620.9 and $8,537.3)	$10,206.6	$8,796.5
Short-term investments (at fair value which approximates cost)	748.1	484.3
Total	10,954.8	9,280.9
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $- and $1,058.2)	—	1,021.7
Equity securities (at fair value) (cost: $3,271.0 and $3,089.1)	3,682.9	4,030.5
Other investments	25.2	26.0
Total investments	14,662.9	14,359.2
Other Assets:
Cash	95.0	78.8
Accrued investment income	88.0	89.3
Accounts and notes receivable	1,734.0	1,466.7
Federal income tax recoverable: Current	—	5.7
Reinsurance balances and funds held	202.2	178.4
Reinsurance recoverable: Paid losses	81.0	68.5
Policy and claim reserves	4,278.8	3,755.3
Deferred policy acquisition costs	328.8	325.4
Sundry assets	777.6	748.5
Total Other Assets	7,585.7	6,717.1
Total Assets	$22,248.7	$21,076.3
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$10,557.1	$9,929.5
Unearned premiums	2,495.6	2,224.7
Other policyholders' benefits and funds	194.3	194.4
Total policy liabilities and accruals	13,247.1	12,348.7
Commissions, expenses, fees, and taxes	540.3	550.9
Reinsurance balances and funds	852.1	616.0
Federal income tax payable: Current	9.4	—
Federal income tax payable: Deferred	66.4	112.2
Debt	966.2	974.0
Sundry liabilities	492.5	474.1
Commitments and contingent liabilities
Total Liabilities	16,174.0	15,076.1
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	304.0	303.6
Additional paid-in capital	1,305.6	1,297.5
Retained earnings	4,234.9	4,386.0
Accumulated other comprehensive income (loss)	336.1	77.7
Unallocated ESSOP shares (at cost)	(106.1)	(64.8)
Total Common Shareholders' Equity	6,074.6	6,000.1
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$22,248.7	$21,076.3
________

(1)    At September 30, 2020 and December 31, 2019, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 304,062,837 and 303,652,553 were issued as of September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Net premiums earned	$1,496.0	$1,423.4	$4,225.8	$4,016.5
Title, escrow, and other fees	168.9	138.2	418.9	363.8
Total premiums and fees	1,664.9	1,561.7	4,644.8	4,380.4
Net investment income	106.4	112.7	329.3	337.8
Other income	31.7	32.9	98.5	97.4
Total operating revenues	1,803.0	1,707.3	5,072.7	4,815.7
Investment gains (losses):
Realized from actual transactions	1.4	6.3	12.7	31.3
Realized from impairments	—	—	—	(2.0)
Unrealized from changes in fair value of
equity securities	79.2	57.3	(529.4)	439.3
Total realized and unrealized investment
gains (losses)	80.7	63.6	(516.7)	468.7
Total revenues	1,883.8	1,771.0	4,556.0	5,284.4

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	633.2	659.5	1,870.8	1,887.9
Dividends to policyholders	4.9	4.2	14.0	17.2
Underwriting, acquisition, and other expenses	929.1	845.0	2,603.0	2,372.0
Interest and other charges	9.5	9.7	31.8	30.8
Total expenses	1,576.8	1,518.6	4,519.8	4,308.0
Income (loss) before income taxes (credits)	306.9	252.4	36.1	976.3

Income Taxes (Credits):
Current	45.0	38.9	110.9	113.2
Deferred	15.9	10.5	(113.7)	82.4
Total	60.9	49.5	(2.7)	195.6

Net Income (Loss)	$246.0	$202.8	$38.9	$780.6

Net Income (Loss) Per Share:
Basic	$.83	$.68	$.13	$2.60
Diluted	$.83	$.67	$.13	$2.59

Average shares outstanding: Basic	297,729,418	299,894,995	298,526,123	299,740,751
Diluted	297,990,822	301,384,364	299,015,526	301,034,156

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income (Loss) As Reported	$246.0	$202.8	$38.9	$780.6

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) before reclassifications,
not included in the statements of income	32.3	53.3	321.5	366.6
Amounts reclassified as realized investment (gains)
losses in the statements of income	(.7)	7.3	7.8	10.7
Pretax unrealized gains (losses) on securities	31.6	60.7	329.3	377.3
Deferred income taxes (credits)	6.6	12.7	69.5	79.5
Net unrealized gains (losses) on securities, net of tax	24.9	48.0	259.8	297.8
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	—	(2.6)
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.9	1.0	2.7	3.0
Pretax net adjustment related to defined benefit
pension plans	.9	1.0	2.7	.4
Deferred income taxes (credits)	.1	.2	.5	.1
Net adjustment related to defined benefit pension
plans, net of tax	.7	.8	2.1	.3
Foreign currency translation and other adjustments	2.8	(1.6)	(3.6)	3.8
Total other comprehensive income (loss)	28.5	47.2	258.3	302.0
Comprehensive Income (Loss)	$274.5	$250.1	$297.3	$1,082.7

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Convertible Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$304.0	$303.2	$303.6	$302.7
Dividend reinvestment plan	—	—	—	—
Net issuance of shares under stock based compensation plans	—	.3	.3	.7
Balance, end of period	$304.0	$303.5	$304.0	$303.5

Additional Paid-in Capital:
Balance, beginning of period	$1,305.1	$1,288.6	$1,297.5	$1,277.6
Dividend reinvestment plan	.2	1.0	.7	1.4
Net issuance of shares under stock based compensation plans	.1	4.3	4.8	10.3
Stock based compensation	.4	.4	2.0	3.6
ESSOP shares released	—	.8	.7	2.1
Other - net	(.2)	—	(.2)	—
Balance, end of period	$1,305.6	$1,295.2	$1,305.6	$1,295.2

Retained Earnings:
Balance, beginning of period	$4,051.2	$4,326.7	$4,386.0	$3,849.8
Change in accounting principle	—	—	(2.3)	18.4
Balance, beginning of period, as adjusted	4,051.2	4,326.7	4,383.6	3,868.3
Net income (loss)	246.0	202.8	38.9	780.6
Dividends on common shares ($.21, $1.20, $.63 and $1.60 per
common share)	(62.4)	(359.4)	(187.7)	(478.8)
Balance, end of period	$4,234.9	$4,170.1	$4,234.9	$4,170.1

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$307.5	$44.8	$77.7	$(210.0)
Net unrealized gains (losses) on securities, net of tax	24.9	48.0	259.8	297.8
Net adjustment related to defined benefit pension plans,
net of tax	.7	.8	2.1	.3
Foreign currency translation and other adjustments	2.8	(1.6)	(3.6)	3.8
Balance, end of period	$336.1	$92.0	$336.1	$92.0

Unallocated ESSOP Shares:
Balance, beginning of period	$(109.0)	$(69.4)	$(64.8)	$(73.9)
ESSOP shares released	2.8	2.2	8.6	6.8
Purchase of unallocated ESSOP shares	—	—	(50.0)	—
Balance, end of period	$(106.1)	$(67.1)	$(106.1)	$(67.1)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$38.9	$780.6
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(3.3)	(16.5)
Premiums and other receivables	(263.5)	(188.3)
Unpaid claims and related items	328.8	142.8
Unearned premiums and other policyholders' liabilities	46.0	81.0
Income taxes	(99.7)	97.1
Prepaid federal income taxes	—	(8.6)
Reinsurance balances	193.1	130.5
Realized investment (gains) losses from actual transactions and impairments	(12.7)	(29.3)
Unrealized investment (gains) losses from changes in fair value
of equity securities	529.4	(439.3)
Accounts payable, accrued expenses and other	51.9	116.1
Total	808.9	666.2

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	935.3	464.4
Sales	343.6	430.3
Sales of:
Equity securities	159.1	520.6
Other - net	7.1	28.2
Purchases of:
Fixed maturity securities:
Available for sale	(1,380.2)	(1,016.4)
Equity securities	(321.0)	(430.2)
Other - net	(31.7)	(42.4)
Net decrease (increase) in short-term investments	(263.6)	(132.0)
Other - net	(.4)	(1.2)
Total	(551.9)	(178.6)

Cash flows from financing activities:
Issuance of common shares	6.0	12.7
Redemption of debentures and notes	(8.6)	(8.4)
Purchase of unallocated common shares by ESSOP	(50.0)	—
Dividends on common shares (including a special dividend paid in September
2019 of $303.4)	(187.7)	(478.8)
Other - net	(.5)	(3.7)
Total	(240.8)	(478.3)

Increase (decrease) in cash	16.1	9.2
Cash, beginning of period	78.8	100.3
Cash, end of period	$95.0	$109.6

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$41.3	$41.9
Income taxes	$98.2	$99.0
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

The guidance relating to financial assets measured at amortized cost was adopted on a modified retrospective basis, resulting in a net of tax adjustment to January 1, 2020 retained earnings of $2.3. The Company’s total credit loss allowance relating to financial assets increased from $30.1 as of January 1, 2020 to $35.7 at September 30, 2020. The September 30, 2020 allowance was comprised of $16.0 related to reinsurance recoverables and $19.7 related to accounts and notes receivable. At adoption, the allowance included $14.5 related to reinsurance recoverables, $15.5 related to accounts and notes receivable, and an immaterial amount related to held to maturity securities.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Basic and diluted earnings per share -
income (loss) available to common stockholders	$246.0	$202.8	$38.9	$780.6
Denominator:
Basic earnings per share -
weighted-average shares (a)	297,729,418	299,894,995	298,526,123	299,740,751
Effect of dilutive securities - stock based
compensation awards	261,404	1,489,369	489,403	1,293,405
Diluted earnings per share -
adjusted weighted-average shares (a)	297,990,822	301,384,364	299,015,526	301,034,156
Earnings per share: Basic	$.83	$.68	$.13	$2.60
Diluted	$.83	$.67	$.13	$2.59

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	8,063,111	40,000	5,858,669	2,238,055
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all common shares.

3. Investments:

The Company classifies its fixed maturity securities as those it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of June 30, 2020 the Company changed its intent to hold its tax exempt municipal bond portfolio until maturity and consequently, reclassified these securities from their previous held to maturity designation to available for sale. As a result, cumulative net of tax unrealized gains of $48.5 were recognized in other comprehensive income as of that date. The Company's entire fixed maturity portfolio is now classified as available for sale.

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

The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year, and estimates of other-than-temporary impairments ("OTTI") in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be negatively impacted by the recognition of additional impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses directly in shareholders' equity. The Company recognized no OTTI adjustments for the quarter and nine months ended September 30, 2020, and $0 and $2.0 of OTTI adjustments for the quarter and nine months ended September 30, 2019, respectively.

A summary of fixed maturity securities by type, contractual maturity and credit quality are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
September 30, 2020:
Available for sale:
U.S. & Canadian Governments	$1,860.2	$105.4	$.1	$1,965.5
Tax-exempt	1,004.1	66.8	—	1,071.0
Corporate	6,756.5	425.5	11.9	7,170.1
	$9,620.9	$597.8	$12.1	$10,206.6

December 31, 2019:
Available for sale:
U.S. & Canadian Governments	$1,842.3	$36.9	$.4	$1,878.8
Corporate	6,694.9	225.5	2.8	6,917.6
	$8,537.3	$262.5	$3.3	$8,796.5

Held to maturity:
Tax-exempt	$1,021.7	$36.5	$—	$1,058.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at September 30, 2020:
Available for sale:
Due in one year or less	$993.2	$1,003.2
Due after one year through five years	5,444.9	5,750.7
Due after five years through ten years	3,036.4	3,303.2
Due after ten years	146.3	149.3
	$9,620.9	$10,206.6

Fixed Maturity Securities Stratified by Credit Quality (a):
	All Fixed Maturity Securities		Held to Maturity
	September 30,	December 31,	December 31,
	2020	2019	2019
Aaa	24.5%	23.9%	39.5%
Aa	12.5	13.1	52.5
A	33.6	32.6	8.0
Baa	26.5	26.1	—
Total investment grade	97.1	95.7	100.0
All other (b)	2.9	4.3	—
Total	100.0%	100.0%	100.0%
__________

(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers.
(b)    "All other" includes non-investment grade or non-rated issuers.

As described in Note 1, the Company adopted the FASB's accounting guidance on CECL effective January 1, 2020. The credit allowance for the Company's held to maturity fixed maturity securities was evaluated using a probability-of-default methodology and due to the high credit quality of the portfolio, the resulting allowance established was not material. As previously noted, the Company no longer classifies these fixed maturity securities as held to maturity.

The following tables reflect the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity fixed maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$210.3	$.1	$—	$—	$210.3	$.1
Corporate	514.3	11.9	1.3	—	515.7	11.9
	$724.7	$12.1	$1.3	$—	$726.0	$12.1

Number of available for sale
securities in unrealized
loss position		94		4		98

December 31, 2019:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$217.2	$.3	$53.0	$.1	$270.3	$.4
Corporate	176.4	1.9	54.3	.8	230.7	2.8
	$393.7	$2.3	$107.4	$1.0	$501.1	$3.3

Number of available for sale
securities in unrealized
loss position		54		47		101

Held to maturity:
Tax-exempt	$—	$—	$21.7	$—	$21.7	$—

Number of held to maturity
securities in unrealized
loss position		—		8		8

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

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020	$3,271.0	$776.3	$364.4	$3,682.9
December 31, 2019	$3,089.1	$968.0	$26.6	$4,030.5

During the third quarter and first nine months of 2020 and 2019, the Company recognized pretax unrealized investment gains (losses) of $79.2 and $(529.4), respectively for 2020, and $57.3 and $439.3, respectively for 2019, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at September 30, 2020 and 2019 were $78.9 and $(520.6) for the third quarter and first nine months of 2020, respectively, and $78.0 and $438.5 for the third quarter and first nine months of 2019, respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of September 30, 2020 and December 31, 2019.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of September 30, 2020:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,157.8	$807.7	$—	$1,965.5
Tax-exempt	—	1,071.0	—	1,071.0
Corporate	—	7,159.6	10.5	7,170.1
Short-term investments	748.1	—	—	748.1
Equity securities	$3,681.0	$—	$1.8	$3,682.9

As of December 31, 2019:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,068.1	$810.7	$—	$1,878.8
Corporate	—	6,907.1	10.5	6,917.6
Short-term investments	484.3	—	—	484.3
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,058.2	—	1,058.2
Equity securities	$4,028.7	$—	$1.7	$4,030.5

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2020.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At September 30, 2020, the Company and its subsidiaries had no non-income producing fixed maturity or equity securities.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Investment income:
Fixed maturity securities	$71.3	$74.4	$218.3	$224.3
Equity securities	36.1	36.2	111.1	106.6
Short-term investments	.1	2.7	2.3	7.6
Other sources	.3	1.0	2.7	4.4
Gross investment income	107.9	114.4	334.5	343.1
Investment expenses (a)	1.5	1.7	5.1	5.2
Net investment income	$106.4	$112.7	$329.3	$337.8

Investment gains (losses):
From actual transactions:
Fixed maturity securities:
Gains	$6.3	$.8	$10.0	$4.6
Losses	(5.6)	(6.0)	(17.9)	(11.1)
Net	.6	(5.1)	(7.8)	(6.5)
Equity securities:
Gains	.7	42.7	21.7	97.0
Losses	—	(29.0)	(1.2)	(57.0)
Net	.7	13.6	20.5	40.0
Other investments, net	—	(2.2)	—	(2.1)
Total from actual transactions	1.4	6.3	12.7	31.3
From impairments	—	—	—	(2.0)
From unrealized changes in fair value of equity securities	79.2	57.3	(529.4)	439.3
Total realized and unrealized investment gains (losses)	80.7	63.6	(516.7)	468.7
Current and deferred income taxes (credits)	16.9	13.5	(108.7)	98.7
Net of tax realized and unrealized investment gains (losses)	$63.7	$50.1	$(408.0)	$369.9

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed maturity securities	$31.5	$58.2	$325.9	$373.6
Less: Deferred income taxes (credits)	6.6	12.1	68.7	78.6
	24.8	46.0	257.1	295.0

Other investments	.1	2.5	3.4	3.6
Less: Deferred income taxes (credits)	—	.6	.7	.8
	—	1.9	2.7	2.8
Net changes in unrealized investment gains (losses),
net of tax	$24.9	$48.0	$259.8	$297.8
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

This space left intentionally blank

Summary of changes in aggregate reserves for claims and related costs:

	Nine Months Ended
	September 30,
	2020	2019
Gross reserves at beginning of period	$9,929.5	$9,471.2
Less: reinsurance losses recoverable	3,249.7	3,006.3
Net reserves at beginning of period:
General Insurance	6,021.3	5,766.1
Title Insurance	530.9	533.4
RFIG Run-off	118.9	154.5
Other	8.4	10.8
Sub-total	6,679.7	6,464.9
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,787.9	1,815.9
Title Insurance	80.8	71.3
RFIG Run-off (a)	36.2	29.9
Other	8.3	10.9
Sub-total	1,913.4	1,928.1
Change in provision for insured events of prior years:
General Insurance	(11.6)	(11.1)
Title Insurance	(19.6)	(18.0)
RFIG Run-off (a)	(7.8)	(6.4)
Other	(2.3)	(3.2)
Sub-total	(41.4)	(38.7)
Total incurred claims and claim adjustment expenses (a)	1,871.9	1,889.3
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	505.9	562.2
Title Insurance	1.9	2.2
RFIG Run-off	.6	2.0
Other	4.8	7.2
Sub-total	513.4	573.8
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	968.3	1,068.4
Title Insurance	35.5	49.8
RFIG Run-off	23.9	51.3
Other	1.9	2.9
Sub-total	1,029.8	1,172.5
Total payments	1,543.2	1,746.3
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable:
General Insurance	6,323.4	5,940.1
Title Insurance	554.5	534.6
RFIG Run-off	122.7	124.6
Other	7.7	8.3
Sub-total	7,008.4	6,607.8
Reinsurance losses recoverable	3,548.6	3,209.5
Gross reserves at end of period	$10,557.1	$9,817.4
__________

(a)In common with all other insurance coverages, RFIG Run-off mortgage guaranty settled and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. Changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denials. Estimates of coverage rescissions and claim denials are no longer material to Old Republic's consolidated financial statements.

5. Employee Benefit Plans:

The Company had an active pension plan (the "Plan") covering a portion of its work force until December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan was closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retained all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly periods ended September 30, 2020 and 2019 were not material to Old Republic's consolidated statements of income.

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

This space left intentionally blank

Segmented and Consolidated Results:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General Insurance (a):
Net premiums earned	$861.9	$870.2	$2,532.8	$2,551.9
Net investment income and other income	117.3	121.4	362.1	362.8
Total revenues excluding investment gains (losses)	$979.3	$991.7	$2,895.0	$2,914.7
Segment pretax operating income (loss) (b)	$109.7	$90.7	$305.1	$285.8
Income tax expense (credits) on above	$20.5	$17.2	$56.9	$54.2

Title Insurance:
Net premiums earned	$620.2	$535.5	$1,648.7	$1,408.4
Title, escrow and other fees	168.9	138.2	418.9	363.8
Sub-total	789.1	673.8	2,067.7	1,772.3
Net investment income and other income	10.5	10.4	32.1	31.3
Total revenues excluding investment gains (losses)	$799.6	$684.3	$2,099.8	$1,803.7
Segment pretax operating income (loss) (b)	$103.1	$72.8	$211.9	$153.7
Income tax expense (credits) on above	$21.5	$15.9	$44.4	$33.0

RFIG Run-off Business (a):
Net premiums earned	$10.8	$14.2	$35.1	$45.8
Net investment income and other income	3.4	4.2	11.8	13.2
Total revenues excluding investment gains (losses)	$14.3	$18.5	$46.9	$59.1
Segment pretax operating income (loss)	$4.5	$7.3	$8.0	$23.9
Income tax expense (credits) on above	$.8	$1.4	$1.2	$4.6

Consolidated Revenues:
Total revenues of Company segments	$1,793.3	$1,694.6	$5,041.8	$4,777.6
Other sources (c)	36.4	43.0	112.6	131.1
Consolidated investment gains (losses):
Realized from actual transactions and impairments	1.4	6.3	12.7	29.3
Unrealized from changes in fair value of equity securities	79.2	57.3	(529.4)	439.3
Total realized and unrealized investment gains (losses)	80.7	63.6	(516.7)	468.7
Consolidation elimination adjustments	(26.7)	(30.3)	(81.7)	(93.0)
Consolidated revenues	$1,883.8	$1,771.0	$4,556.0	$5,284.4

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
Company segments	$217.4	$170.9	$525.0	$463.4
Other sources - net (c)	8.7	17.7	27.8	44.2
Consolidated investment gains (losses):
Realized from actual transactions and impairments	1.4	6.3	12.7	29.3
Unrealized from changes in fair value of equity securities	79.2	57.3	(529.4)	439.3
Total realized and unrealized investment gains (losses)	80.7	63.6	(516.7)	468.7
Consolidated income (loss) before income
taxes (credits)	$306.9	$252.4	$36.1	$976.3

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
of Company segments	$42.9	$34.7	$102.7	$91.9
Other sources - net (c)	.9	1.3	3.2	5.0
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	16.9	13.5	(108.7)	98.7
Consolidated income tax expense (credits)	$60.9	$49.5	$(2.7)	$195.6

	September 30,	December 31,
	2020	2019
Consolidated Assets:
General Insurance	$18,963.3	$17,870.0
Title Insurance	1,780.9	1,695.0
RFIG Run-off Business	565.0	615.1
Total assets for the above company segments	21,309.4	20,180.2
Other assets (c)	1,150.9	1,095.4
Consolidation elimination adjustments	(211.7)	(199.3)
Consolidated assets	$22,248.7	$21,076.3

(a) Results for the Consumer Credit Indemnity ("CCI") run-off business are expected to be immaterial in the remaining run-off periods. Effective July 1, 2019 these results have been reclassified to the General Insurance segment for all future periods. Previously these results were reflected as part of the RFIG Run-off Business.
(b)    Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $15.4 and $47.6 compared to $17.7 and $54.1 for the quarters and nine months ended September 30, 2020 and 2019, respectively, and Title - $.6 and $2.2 compared to $1.4 and $4.4 for the quarters and nine months ended September 30, 2020 and 2019, respectively.
(c)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries.

7. Commitments and Contingent Liabilities:

(a) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At September 30, 2020, the Company had no material non-claim litigation exposures in its consolidated business.

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

8. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes issued in 2014 and due 2024	$397.7	$454.4	$397.3	$439.5
3.875% Senior Notes issued in 2016 and due 2026	546.7	625.1	546.2	580.0
Other miscellaneous debt	21.7	21.7	30.4	30.4
Total debt	$966.2	$1,101.3	$974.0	$1,050.0

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

The following table shows a summary of financial liabilities disclosed, but not carried at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
September 30, 2020	$966.2	$1,101.3	$—	$1,079.6	$21.7
December 31, 2019	$974.0	$1,050.0	$—	$1,019.5	$30.4

9. Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service ("IRS") could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. The Company is not currently under audit by the IRS and 2017 and subsequent tax years remain open.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarter and Nine Months Ended September 30, 2020 and 2019
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG Run-off Business. A small life and accident insurance business, accounting for 0.2% of consolidated operating revenues for the nine months ended September 30, 2020 and 0.6% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Pretax income (loss)	$306.9	$252.4		$36.1	$976.3
Pretax investment gains (losses)	80.7	63.6		(516.7)	468.7
Pretax income (loss) excluding investment gains (losses)	$226.2	$188.7	19.9%	$552.8	$507.6	8.9%

Net income (loss)	$246.0	$202.8		$38.9	$780.6
Net of tax investment gains (losses)	63.7	50.1		(408.0)	369.9
Net income (loss) excluding investment gains (losses)	$182.3	$152.7	19.4%	$446.9	$410.6	8.8%

PER DILUTED SHARE

	Quarters Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net income (loss)	$.83	$.67		$.13	$2.59
Net of tax investment gains (losses)	.21	.16		(1.37)	1.23
Net income (loss) excluding investment gains (losses)	$.62	$.51	21.6%	$1.50	$1.36	10.3%

SHAREHOLDERS' EQUITY

				Sept. 30,	Dec. 31,
				2020	2019	% Change
Shareholders' equity: Total				$6,074.6	$6,000.1	1.2%
Per Common Share				$20.39	$19.98	2.1%

Growth in this year's third quarter and first nine months net income, exclusive of all investment gains and (losses) was driven by greater profitability in both the General and Title Insurance segments. Overall, the business produced consolidated combined ratios of 92.0% for the third quarter and 94.2% for the year-to-date period, improved from 94.4% and 95.2% registered in the comparable periods of 2019. Total and per share net income also continue to be significantly impacted by changes in the fair value of equity securities.

The COVID-19 pandemic and the associated governmental responses continued to have a widespread impact on the U.S. economy in the third quarter. While more Old Republic associates returned to the office during the quarter, a majority of its approximately 9,000 associates continue to work remotely. The pandemic's impact on employment levels, businesses, and other economic activities contributed to a slight reduction in earned premium and fee revenues in the General Insurance segment. The Title Insurance segment experienced strong growth in premium and fee revenues, and the RFIG Run-off business returned to profitability as delinquencies stabilized.

Net investment income decreased for the quarter and year-to-date periods as the impact of continued moderate growth in the invested asset base was more than offset by lower investment yields. Financial market performance continued to improve in the third quarter, favorably impacting the fair value of the Company’s equity and fixed-maturity securities. This favorable valuation, along with a higher retention of earnings in the business, resulted in book value per share rising to $20.39 at September 30, 2020 compared to $19.68 at June 30, 2020.

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

In management's opinion, the focus on income (loss) excluding all investment gains and losses provides a better way to realistically analyze, evaluate, and establish accountability for the results and benefits that arise from the basic operations of the business. The inclusion of realized investment gains and (losses) in net income (loss) can mask the reality and trends in the fundamental operating results of the insurance business. That is because their realization is, more often than not, highly discretionary. It is usually affected by such randomly occurring factors as the timing of individual securities sales, tax-planning considerations, and modifications of investment management judgments about the direction of securities markets or the prospects of individual investees or industry sectors. Moreover, the inclusion of unrealized investment gains and (losses) in equity securities can further distort such operating results and trends therein and thus lead to even greater period-to-period fluctuations in reported net income (loss). The impact of the continuous volatility in stock market valuations is most evident in its net of tax effect on net income (loss) for the periods reported upon.

FINANCIAL HIGHLIGHTS
	Quarters Ended September 30,			Nine Months Ended September 30,
SUMMARY INCOME STATEMENTS:	2020	2019	% Change	2020	2019	% Change
Revenues:
Net premiums and fees earned	$1,664.9	$1,561.7	6.6%	$4,644.8	$4,380.4	6.0%
Net investment income	106.4	112.7	-5.6	329.3	337.8	-2.5
Other income	31.7	32.9	-3.6	98.5	97.4	1.1
Total operating revenues	1,803.0	1,707.3	5.6	5,072.7	4,815.7	5.3
Investment gains (losses):
Realized from actual transactions	1.4	6.3		12.7	31.3
Realized from impairments	—	—		—	(2.0)
Unrealized from changes in fair value of equity securities	79.2	57.3		(529.4)	439.3
Total investment gains (losses)	80.7	63.6		(516.7)	468.7
Total revenues	1,883.8	1,771.0		4,556.0	5,284.4
Operating expenses:
Claim costs	638.1	663.7	-3.9	1,884.8	1,905.1	-1.1
Sales and general expenses	929.1	845.0	10.0	2,603.0	2,372.0	9.7
Interest and other charges	9.5	9.7	-2.5	31.8	30.8	3.4
Total operating expenses	1,576.8	1,518.6	3.8%	4,519.8	4,308.0	4.9%
Pretax income (loss)	306.9	252.4		36.1	976.3
Income taxes (credits)	60.9	49.5		(2.7)	195.6
Net income (loss)	$246.0	$202.8		$38.9	$780.6

COMMON STOCK STATISTICS:
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$0.62	$0.51	21.6%	$1.50	$1.37	9.5%
Net investment gains (losses):
Realized from actual transactions and impairments	—	0.02		0.03	0.08
Unrealized from changes in fair value of equity securities	0.21	0.15		(1.40)	1.15
Basic net income (loss)	$0.83	$0.68		$0.13	$2.60
Diluted net income (loss) excluding investment gains (losses)	$0.62	$0.51	21.6%	$1.50	$1.36	10.3%
Net investment gains (losses):
Realized from actual transactions and impairments	—	0.01		0.03	0.08
Unrealized from changes in fair value of equity securities	0.21	0.15		(1.40)	1.15
Diluted net income (loss)	$0.83	$0.67		$0.13	$2.59
Cash dividends on common stock	$0.21	$1.20		$0.63	$1.60
Book value per share				$20.39	$19.31	5.6%

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

	Major Segmented and Consolidated Elements of Income (Loss)
	Quarters Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
A. Net premiums, fees, and other income:
General insurance	$861.9	$870.2	-1.0%	$2,532.8	$2,551.9	-0.7%
Title insurance	789.1	673.8	17.1	2,067.7	1,772.3	16.7
Corporate and other	2.9	3.3	-11.8	9.0	10.2	-11.5
Other income	31.7	32.9	-3.6	98.5	97.4	1.1
Subtotal	1,685.8	1,580.3	6.7	4,708.2	4,431.9	6.2
RFIG run-off business (c)	10.8	14.2	-24.0	35.1	45.8	-23.4
Consolidated	$1,696.6	$1,594.6	6.4%	$4,743.3	$4,477.8	5.9%

B. Underwriting and related
services income (loss):
General insurance	$38.7	$19.7	96.1%	$89.5	$74.6	20.0%
Title insurance	93.2	63.3	47.2	182.3	126.1	44.5
Corporate and other	(3.7)	(0.3)	N/M	(12.6)	(10.9)	-16.4
Subtotal	128.2	82.7	54.9	259.2	189.9	36.5
RFIG run-off business (c)	1.1	3.0	-62.8	(3.7)	10.7	-135.2
Consolidated	$129.3	$85.7	50.8%	$255.4	$200.6	27.3%
C. Consolidated underwriting ratio:
Claim ratio	38.3%	42.5%		40.6%	43.5%
Expense ratio	53.7	51.9		53.6	51.7
Combined ratio	92.0%	94.4%		94.2%	95.2%

D. Net investment income:
General insurance	$85.9	$88.7	-3.2%	$264.2	$265.8	-0.6%
Title insurance	10.2	10.2	-0.6	31.4	30.8	1.8
Corporate and other	6.8	9.4	-27.6	21.8	27.9	-21.8
Subtotal	102.9	108.4	-5.0	317.5	324.6	-2.2
RFIG run-off business	3.4	4.2	-19.2	11.8	13.2	-10.8
Consolidated	$106.4	$112.7	-5.6%	$329.3	$337.8	-2.5%
E. Interest and other charges (credits):
General insurance	$14.8	$17.7		$48.7	$54.6
Title insurance	0.3	0.7		1.8	3.3
Corporate and other (a)	(5.7)	(8.7)		(18.7)	(27.1)
Subtotal	9.5	9.7		31.8	30.8
RFIG run-off business	—	—		—	—
Consolidated	$9.5	$9.7	-2.5%	$31.8	$30.8	3.4%

F. Segmented and consolidated
pretax income (loss) excluding
investment gains (losses)(B+D-E):
General insurance	$109.7	$90.7	20.9%	$305.1	$285.8	6.8%
Title insurance	103.1	72.8	41.5	211.9	153.7	37.9
Corporate and other	8.7	17.7	-50.6	27.8	44.2	-37.0
Subtotal	221.6	181.4	22.2	544.8	483.7	12.6
RFIG run-off business (c)	4.5	7.3	-37.3	8.0	23.9	-66.4
Consolidated	226.2	188.7	19.9%	552.8	507.6	8.9%
Income taxes (credits) on above (b)	43.9	36.0		105.9	96.9
G. Net income (loss) excluding
investment gains (losses)	182.3	152.7	19.4%	446.9	410.6	8.8%
H. Consolidated pretax investment
gains (losses):
Realized from actual transactions
and impairments	1.4	6.3		12.7	29.3
Unrealized from changes in
fair value of equity securities	79.2	57.3		(529.4)	439.3
Total	80.7	63.6		(516.7)	468.7
Income taxes (credits) on above	16.9	13.5		(108.7)	98.7
Net of tax investment gains (losses)	63.7	50.1		(408.0)	369.9
I. Net income (loss)	$246.0	$202.8		$38.9	$780.6
J. Consolidated operating cash flow	$370.6	$352.7		$808.9	$666.2

(a) Includes consolidation/elimination entries. (b) The effective tax rates applicable to pretax income excluding investment gains and (losses) were 19.4% and 19.2% for the third quarter and first nine months of 2020, respectively, and 19.1% for both the third quarter and first nine months of 2019. (c) See Note (a) in RFIG Run-off Results.

General Insurance Segment Results

	General Insurance Summary Operating Results
	Quarters Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net premiums written	$932.5	$921.0	1.2%	$2,586.0	$2,637.2	-1.9%
Net premiums earned	861.9	870.2	-1.0	2,532.8	2,551.9	-0.7
Net investment income	85.9	88.7	-3.2	264.2	265.8	-0.6
Other income	31.4	32.7	-3.9	97.8	97.0	0.9
Operating revenues	979.3	991.7	-1.2	2,895.0	2,914.7	-0.7
Claim costs	607.5	634.8	-4.3	1,790.4	1,821.9	-1.7
Sales and general expenses	247.2	248.4	-0.5	750.7	752.2	-0.2
Interest and other charges	14.8	17.7	-16.0	48.7	54.6	-10.8
Operating expenses	869.5	900.9	-3.5	2,589.9	2,628.9	-1.5
Segment pretax operating income (loss)	$109.7	$90.7	20.9%	$305.1	$285.8	6.8%

Claim ratio	70.5%	72.9%		70.7%	71.4%
Expense ratio	25.0	24.8		25.8	25.7
Combined ratio	95.5%	97.7%		96.5%	97.1%
__________________
Effective July 1, 2019, the results of the CCI run-off business are being classified in the General Insurance Segment for all future periods.

General Insurance net premiums earned were relatively flat for the third quarter and year-to-date periods. The economic impacts of the COVID-19 pandemic and tightened underwriting standards were mitigated by premium rate increases for most insurance products. Declining workers' compensation and general liability premiums were largely offset by rising premiums in commercial auto, financial indemnity and property coverages. Net investment income decreased by 3.2% for the quarter while remaining relatively flat for the year-to-date period.

The consolidated General Insurance claim ratio trended down in the third quarter and first nine months primarily driven by better performance in most coverages. Expense ratios remained relatively consistent with the comparable 2019 periods and are generally reflective of ongoing coverage mix dynamics and the variability of sales and general expenses among such coverages. Together, these factors produced significantly greater pretax operating income for the third quarter and year-to-date periods.

The following table shows recent annual and interim periods' claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	74.1%	1.5%	72.6%
2016	73.0	0.3	72.7
2017	71.8	0.7	71.1
2018	72.2	—	72.2
2019	71.8%	0.4%	71.4%
3rd Quarter 2019	72.9%	(0.5)%	73.4%
3rd Quarter 2020	70.5%	(0.8)%	71.3%
1st Nine Months 2019	71.4%	(0.4)%	71.8%
1st Nine Months 2020	70.7%	(0.5)%	71.2%
Quarterly and annual claim ratios and trends may not be particularly meaningful indicators of future outcomes for an insurance company with a liability-oriented coverage mix and its relatively long claim payment patterns. Management's long-term targets, assuming the current coverage mix, are for annually reported claim ratio averages in the high 60% to low 70% range, expense ratio averages of 25% or below, and a combined ratio ranging between 90% and 95%.

Title Insurance Segment Results

	Title Insurance Summary Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net premiums and fees earned	$789.1	$673.8	17.1%	$2,067.7	$1,772.3	16.7%
Net investment income	10.2	10.2	-0.6	31.4	30.8	1.8
Other income	0.3	0.1	56.6	0.6	0.5	34.1
Operating revenues	799.6	684.3	16.9	2,099.8	1,803.7	16.4
Claim costs	21.7	20.7	5.0	61.1	53.3	14.5
Sales and general expenses	674.3	589.9	14.3	1,825.0	1,593.3	14.5
Interest and other charges	0.3	0.7	-52.5	1.8	3.3	-44.8
Operating expenses	696.5	611.4	13.9	1,887.9	1,650.0	14.4
Segment pretax operating income (loss)	$103.1	$72.8	41.5%	$211.9	$153.7	37.9%

Claim ratio	2.8%	3.1%		3.0%	3.0%
Expense ratio	85.4	87.5		88.2	89.9
Combined ratio	88.2%	90.6%		91.2%	92.9%
Title Insurance operating revenues were up 17.1% in the third quarter and 16.7% for the year-to-date period. This strong performance was driven by a favorable real estate market supported by a continued low interest rate environment. Net investment income was relatively flat for the quarter and increased slightly for the year-to-date period.

The Title Insurance claim ratio trended lower for the third quarter resulting from a slight increase in favorable development of prior years' claim reserve estimates. Underwriting expenses remained generally aligned with revenues from premiums and fees for all periods presented. Title insurance produced significantly greater pretax operating income for 2020's third quarter and year-to-date periods.

The following table shows recent annual and interim periods’ claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	4.9%	(0.6)%	5.5%
2016	3.8	(1.1)	4.9
2017	0.9	(3.3)	4.2
2018	2.1	(2.0)	4.1
2019	2.7%	(1.3)%	4.0%
3rd Quarter 2019	3.1%	(1.0)%	4.1%
3rd Quarter 2020	2.8%	(1.1)%	3.9%
1st Nine Months 2019	3.0%	(1.0)%	4.0%
1st Nine Months 2020	3.0%	(0.9)%	3.9%

RFIG Run-off Segment Results

	RFIG Run-off Summary Operating Results (a)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
A. Mortgage Insurance (MI)
Net premiums earned	$10.8	$14.2	-24.0%	$35.1	$45.5	-22.7%
Net investment income	3.4	4.2	-19.2	11.8	12.9	-9.0
Claim costs	6.7	7.6	-11.5	28.4	24.1	17.8
MI pretax operating income (loss)	$4.5	$7.3	-37.3%	$8.0	$22.8	-64.9%

Claim ratio	62.4%	53.6%		80.8%	53.0%
Expense ratio	27.2	25.1		29.9	25.2
Combined ratio	89.6%	78.7%		110.7%	78.2%

B. Consumer Credit Indemnity (CCI) (a)
CCI pretax operating income (loss)				$—	$1.0

C. Total MI and CCI Run-off business (a)
Segment pretax operating income (loss)	$4.5	$7.3	-37.3%	$8.0	$23.9	-66.4%

__________________
(a)    Results for the CCI coverages are expected to be immaterial in the remaining run-off periods. Effective July 1, 2019, these results have been re-classified to the General Insurance Segment for all future periods. RFIG Run-off pretax operating income (loss) includes amounts attributable to the Company's consumer credit indemnity run-off business of $1.0 for the first nine months of 2019.

Pretax operating results of the RFIG Run-off segment reflect the expected, continuing drop in net earned premiums from declining risk in force. Delinquencies and claim costs remained elevated in the third quarter as a result of the economic impact of the pandemic. Investment income declined primarily as a result of lower investment yields.

As shown in the accompanying tables, current period and year-to-date claim ratios reflect the aforementioned increase in reported delinquencies, many of which remain under forbearance. Prior period favorable development is the result of lower trends in claim severity.

Prior to the onset of the pandemic, as indicated in the far right column of the following table, the RFIG Run-off claim ratios had experienced a fairly consistent decline for the past several annual periods presented largely due to a combination of declining new loan defaults and stable-to-improving cure rates for outstanding delinquent loans.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2015	56.4%	(65.0)%	121.4%
2016	34.1	(39.8)	73.9
2017	57.6	(38.3)	95.9
2018	43.2	(27.0)	70.2
2019	55.0%	(12.5)%	67.5%
3rd Quarter 2019	53.6%	(14.2)%	67.8%
3rd Quarter 2020	62.4%	(77.8)%	140.2%
1st Nine Months 2019	53.0%	(9.6)%	62.6%
1st Nine Months 2020	80.8%	(22.3)%	103.1%

Corporate and Other Operating Results

	Corporate and Other Summary Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net life and accident premiums earned	$2.9	$3.3	-11.8%	$9.0	$10.2	-11.5%
Net investment income	6.8	9.4	-27.6	21.8	27.9	-21.8
Other operating income	—	—	—	—	—	—
Operating revenues	9.7	12.7	-23.5	30.8	38.1	-19.1
Claim costs	2.0	0.5	N/M	4.9	6.3	-22.1
Insurance expenses	0.9	0.9	-0.7	3.3	3.5	-4.8
Corporate, interest and other expenses - net	(2.0)	(6.5)	68.2	(5.2)	(15.9)	66.9
Operating expenses	0.9	(5.0)	118.9	3.0	(6.1)	149.0
Corporate and other pretax operating income (loss)	$8.7	$17.7	-50.6%	$27.8	$44.2	-37.0%
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

Summary Consolidated Balance Sheet

	September 30,	December 31,	September 30,
	2020	2019	2019
Assets:
Cash and fixed maturity securities	$11,049.8	$10,381.5	$10,291.4
Equity securities	3,682.9	4,030.5	3,770.6
Other invested assets	113.3	115.4	117.7
Cash and invested assets	14,846.0	14,527.4	14,179.7
Accounts and premiums receivable	1,734.0	1,466.7	1,687.5
Federal income tax recoverable: Current	—	5.7	0.5
Prepaid federal income taxes	—	—	138.5
Reinsurance balances recoverable	4,359.8	3,823.9	3,923.7
Deferred policy acquisition costs	328.8	325.4	333.0
Sundry assets	979.9	927.0	918.6
Total assets	$22,248.7	$21,076.3	$21,181.8

Liabilities and Shareholders' Equity:
Policy liabilities	$2,689.9	$2,419.2	$2,602.0
Claim reserves	10,557.1	9,929.5	9,817.4
Federal income tax payable: Current	9.4	—	—
Deferred	66.4	112.2	171.3
Reinsurance balances and funds	852.1	616.0	759.9
Debt	966.2	974.0	973.7
Sundry liabilities	1,032.8	1,025.1	1,063.3
Total liabilities	16,174.0	15,076.1	15,387.9
Shareholders' equity	6,074.6	6,000.1	5,793.9
Total liabilities and shareholders' equity	$22,248.7	$21,076.3	$21,181.8

Cash, Invested Assets, and Shareholders' Equity

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	Sept. 30,	Dec. 31,	Sept. 30,	Sept. '20/	Sept. '20/
	2020	2019	2019	Dec. '19	Sept. '19
Cash and invested assets:
Fixed maturity securities, cash and other invested assets	$11,163.1	$10,496.9	$10,409.1	6.3%	7.2%
Equity securities	3,682.9	4,030.5	3,770.6	-8.6	-2.3
Total per balance sheet	$14,846.0	$14,527.4	$14,179.7	2.2%	4.7%
Total at cost for all	$13,849.1	$13,327.2	$13,126.2	3.9%	5.5%

Composition of shareholders' equity per share:
Equity before items below	$18.17	$17.25	$16.95	5.3%	7.2%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	2.22	2.73	2.36
Total	$20.39	$19.98	$19.31	2.1%	5.6%

Segmented composition of
shareholders' equity per share:
Excluding RFIG run-off segment	$18.93	$18.37	$17.70	3.0%	6.9%
RFIG run-off segment	1.46	1.61	1.61
Consolidated total	$20.39	$19.98	$19.31	2.1%	5.6%
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

As of September 30, 2020, the consolidated investment portfolio reflected an allocation of approximately 75% to fixed-maturity (bonds and notes) and short-term investments, and 25% to equity securities (common stock). The fixed-maturity portfolio continues to be the basic anchor for the insurance underwriting subsidiaries' obligations. The maturities are stratified and conservatively matched to the expected timing of future years' payments of those obligations. The quality of the investment portfolio has remained at high levels.

For the past several years, a significant portion of ORI's investable funds have been directed toward purchasing high-quality common stocks of U.S. companies (currently limited to fewer than 100 issues). We favor those with long-term records of reasonable earnings growth and steadily increasing dividends. This has been the major reason why dividends from common stocks have been the source of investment income growth in recent years. Periodic stress tests of this portfolio are made pursuant to enterprise risk management guidelines and controls. Their purpose is to gain reasonable assurance that periodic downdrafts in market prices would not seriously undermine ORI's financial strength and the long-term continuity and prospects of the business.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income excluding net investment gains (losses), realized and unrealized investment gains (losses), and dividend payments to shareholders.

	Shareholders' Equity Per Share
	Quarter			Year
	Ended	Nine Months Ended		Ended
	Sept. 30,	September 30,		Dec. 31,
	2020	2020	2019	2019
Beginning balance	$19.68	$19.98	$17.23	$17.23
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	0.62	1.50	1.37	1.85
Net of tax realized investment gains (losses)	—	0.03	0.08	0.10
Net of tax unrealized investment gains (losses) on
securities carried at fair value	0.30	(0.53)	2.14	2.53
Total net of tax realized and unrealized
investment gains (losses)	0.30	(0.50)	2.22	2.63
Cash dividends	(0.21)	(0.63)	(1.60)	(1.80)
Other	—	0.04	0.09	0.07
Net change	0.71	0.41	2.08	2.75
Ending balance	$20.39	$20.39	$19.31	$19.98
Percentage change for the period	3.6%	2.1%	12.1%	16.0%

Capitalization

	Capitalization
	September 30,	December 31,	September 30,
	2020	2019	2019
Debt:
4.875% Senior Notes due 2024	$397.7	$397.3	$397.2
3.875% Senior Notes due 2026	546.7	546.2	546.1
Other miscellaneous debt	21.7	30.4	30.4
Total debt	966.2	974.0	973.7
Common shareholders' equity	6,074.6	6,000.1	5,793.9
Total capitalization	$7,040.8	$6,974.2	$6,767.6

Capitalization ratios:
Debt	13.7%	14.0%	14.4%
Common shareholders' equity	86.3	86.0	85.6
Total	100.0%	100.0%	100.0%

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

COVID-19 PANDEMIC AND OLD REPUBLIC'S BUSINESS

The COVID-19 pandemic and the associated governmental responses (“COVID-19” or “the pandemic”) had a widespread impact on the U.S. economy beginning in the final weeks of March 2020. While that impact continued throughout the third quarter, economic activity increased as activity restrictions intended to reduce or slow the spread of COVID-19 relaxed to a degree. However, recent increases in COVID-19 infection rates illustrate the persistent nature of the pandemic and the likelihood that it will continue to have a significant economic impact in future periods.

Old Republic’s continuing response to the pandemic includes many of the significant operational changes instituted earlier this year. While more Old Republic associates returned to the office during the quarter, a majority of its approximately 9,000 associates continue to work remotely.

During the third quarter, the pandemic's impact on employment levels, businesses and other economic activities contributed to a slight reduction in earned premium and fee revenues in the General Insurance segment. The Title Insurance segment experienced strong growth in premium and fee revenues, and the RFIG Run-off business returned to profitability as delinquencies stabilized.

Financial market performance continued to improve in the third quarter, favorably impacting the fair value of the Company’s equity and fixed-maturity securities. This favorable valuation, along with a higher retention of earnings in the business, resulted in book value per share rising to $20.39 at September 30, 2020 compared to $19.68 at June 30, 2020.

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

Old Republic - Consolidated

Impact on business operations. Old Republic’s concern for the health of its associates continues to result in the reduction in activity at many of the Company’s offices. Throughout the quarter, relaxed governmental restrictions meant that several of Old Republic’s business operations were permitting more associates to return to the office. Even so, most of Old Republic’s associates continue to work remotely. Old Republic experienced no meaningful interruption in its ability to continue to service the needs of customers.

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

Influenced by concerns around COVID-19, U.S. equity markets experienced significant volatility and reductions in market values in the last several weeks of the first quarter. Since then, financial markets have partially rebounded, resulting in a $79.2 increase in value of the Company’s equity portfolio for the third quarter. For the nine months ended September 30, 2020, the equity portfolio has recognized a $529.4 unrealized loss. Old Republic’s fixed maturity securities portfolio also experienced an increase in fair value of $31.6 during the third quarter and no other-than-temporary impairments were identified as of September 30, 2020.

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

Old Republic has historically performed stress-testing of the investment portfolio, modeling the impact of significant declines in overall market values on the capital and surplus of its insurance subsidiaries. The investment portfolio’s performance through the pandemic has been largely in-line with the results of these stress tests, and surplus levels remain strong. Old Republic does not contemplate any changes to its investment strategy as a result of COVID-19 and expects the composition of its investment portfolio to remain consistent with the long-term needs of the business.

Capital and Liquidity. Old Republic believes that its current liquidity position is sufficient to meet its obligations, including claim payments, operating expenses, interest and scheduled repayments on outstanding indebtedness and expected cash dividend payments. The Company’s ability to meet ongoing obligations is supported not only by premium revenue, but also by the expected interest and dividend income associated with Old Republic’s fixed income and equity investments. While dividends associated with certain equity investments have been reduced or eliminated as a result of the pandemic, the Company’s third quarter investment income was not materially affected.

Given Old Republic’s current capital and liquidity position, the Company does not currently expect to need to raise additional capital, in the form of either debt or equity, to meet expected future obligations. The Company’s nearest debt maturity is $400.0 of senior notes maturing in October 2024. Old Republic believes that it could access debt capital markets in the present environment on reasonable terms, given the Company’s current debt to total capitalization ratio of 13.7% and expected levels of operating income.

Internal Controls. Old Republic maintains a system of internal controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. While certain updates have been made to reflect a primarily remote work environment, the Company's internal controls over financial reporting have not materially changed during the third quarter.

General Insurance

Operating environment and product demand. The primary coverages in the General Insurance segment, as measured on year-to-date 2020 net premiums earned, are commercial auto (37.8%), workers’ compensation (26.0%), inland marine and property (8.3%), financial indemnity (7.8%) and general liability (6.2%).

Demand for each of these coverages is related to overall economic conditions and this macroeconomic effect can be compounded (or mitigated) by exposure to sectors that are more (or less) affected by the particular economic environment. For example, premiums associated with workers' compensation coverage typically fall with reductions in payroll. However, the Company’s exposure to many of the most significantly affected sectors, such as small business, hospitality, restaurants and travel, is limited, which reduces to a degree Old Republic’s COVID-19 exposure. During the third quarter, the impact of COVID-19 on demand for General Insurance products continued to be relatively modest. However, the full impact of the pandemic will not be known until all policy premiums are audited in connection with the annual policy term expiration. The magnitude of the effect of COVID-19 on demand in future periods will continue to depend on the duration and severity of the pandemic.

Claims. Claims experience reflects changes in pricing and risk selection together with variability in loss severity and frequency trends. As was the case in the second quarter, the overall impact of COVID-19 on claims experience in the third quarter was not significant as increased workers’ compensation claims were largely offset by reduced frequency and severity of non-COVID related claims.

Claims activity for certain coverages is correlated with U.S. economic activity, therefore claims frequency and severity for these coverages could both be affected by COVID-19. However, as noted below, Old Republic’s risk sharing arrangements should mitigate the negative effects of increases in frequency and severity.

Reserves. Establishing claims reserves for the General Insurance business is a complex and dynamic process that requires a significant amount of judgment in an ordinary operating environment. That process and the judgment involved are made more complicated by the disruptions caused by COVID-19. Old Republic has not made significant changes to reserves or reserving practices during the third quarter. That approach may change as clarity emerges over time about the actual effects of COVID-19 on the various businesses. The Company may adjust its expected claims rates, loss development factors and average claim costs for certain products if those factors look to be significantly impacted by COVID-19. To the extent any such loss development factor adjustments cause a change to reserves, earnings could be impacted in the period of such change.

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

Regulation. Old Republic’s insurance company subsidiaries are subject to on-going regulation by state insurance departments. In response to COVID-19, insurance departments have been active in publishing additional guidance and other regulatory actions that impact the business. This regulatory guidance primarily relates to the collection of premium, the cancellation or non-renewal of policies, presumption of coverage and notice periods relating to claims. These regulatory initiatives did not have a significant impact on Old Republic during the third quarter.

Title Insurance

Operating environment and product demand. In 2020, net premium and fees earned in the Title segment reached all-time third quarter and nine month highs. Notwithstanding the severe impact on the U.S. economy caused by COVID-19, the demand for title insurance coverage was strong during the quarter.

The demand for title insurance products is correlated with the strength of the residential and commercial real estate markets. While COVID-19 and the resulting restrictions on in-person gatherings and reduction in business activity had a negative impact on the broader U.S. economy, the residential real estate markets, and thus the demand for title insurance, remained robust throughout the second and third quarters. The impact continues to be felt however in the commercial real estate markets with COVID-19 uncertainties creating a reduction in business activity. Many of the key indicators used to evaluate the Title business, such as open orders, were at elevated levels at September 30, 2020. However, if COVID-19 continues to have a negative effect on the U.S. economy, it could lead to an eventual reduction in demand for our products and lower operating revenues.

Regulation. The housing market and the real estate lending industry are heavily regulated and there have been regulatory responses to the pandemic. These regulatory initiatives include those targeted at aiding consumers, which may ultimately have a significant impact on mortgage lenders and investors in pooled mortgage products. This could decrease the availability of mortgage funding, negatively impacting the housing market and thus the demand for Title insurance. While these initiatives have not had a significant effect on the Title business at September 30, 2020, they may have an increasing effect in subsequent quarters.

Claims. The effects of COVID-19 on the U.S. real estate market did not materially affect claims experience for the quarter ended September 30, 2020.

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

Regulation. The North Carolina Department of Insurance ("NCDOI") performs regulatory oversight of RMIC and RMGIC. Based on their capital position as of December 31, 2019 and on updated projections as to future operating results and capital levels, RMIC and RMGIC sought and received approval from the NCDOI to pay extraordinary dividends amounting to $37.5 to ORI, its ultimate parent, during the first quarter of 2020. Neither company has sought approval for or paid dividends subsequent to the first quarter of 2020.

Capital. As of September 30, 2020, total statutory capital for the group, inclusive of a contingency reserve, totaled $423.7. Old Republic continually monitors its capital position based on financial estimates of operating results over the remaining run-off period. Given the adverse effects of COVID-19 on the U.S. economy, unemployment levels, and housing markets, it could be necessary to retain more capital in the mortgage insurance business than previously thought until the true effects on operations and capital become more apparent. In any event, the payment of future extraordinary dividends will require regulatory approval from the NCDOI.

Claims. The economic impact of COVID-19 led to a significant increase in the number of reported delinquencies in the second quarter. However, such trends stabilized during the third quarter. The increased level of delinquencies resulted in higher claim reserves and incurred losses. Changes in U.S. employment levels and in the residential real estate markets could affect mortgage insurance claims. Future claim experience will depend on factors such as, among others, the mitigating effects of extensive loan forbearance programs mandated by the Federal government under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, future governmental stimulus initiatives, and the rate at which the overall economy, and in particular employment levels, recover once extensive mandates intended to mitigate the transmission of COVID-19 are revised or lifted.

FINANCIAL POSITION

The Company's financial position at September 30, 2020 reflected increases in assets, liabilities and common shareholders' equity of 5.6%, 7.3% and 1.2%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 66.7% and 68.9% of consolidated assets as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the cash, accrued investment income, and invested asset base increased by 2.2% to $14,846.0.

Investments - During the first nine months of 2020 and 2019, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both September 30, 2020 and December 31, 2019, nearly all of the Company's investments consisted of marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At September 30, 2020, the Company had no fixed maturity investments in default as to principal and/or interest.

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

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

September 30, 2020	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$54.1		$6.0
Natural Gas	21.3		1.4
Total	$75.4	(a)	$7.5
__________

(a)    Represents 0.8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

September 30, 2020	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Industrial	$52.8		$.5
Consumer Staples	52.2		.5
Health Care	53.5		.4
Energy	21.8		.4
Other (includes 13 industry groups)	482.1		2.4
Total	$662.7	(b)	$4.5
__________

(b)    Represents 6.9% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

September 30, 2020	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$536.8		$253.8
Retail	73.0		26.1
Utilities	200.7		23.8
Telecom	108.4		13.3
Other (includes 19 industry groups)	496.3		47.3
Total	$1,415.5	(c)	$364.4	(d)
__________

(c)    Represents 43.3% of the total equity securities portfolio.
(d)    Represents 11.1% of the cost of the total equity securities portfolio, while gross unrealized gains represent 23.7% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
September 30, 2020	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$6.4	$1.3	$—	$—
Due after one year through five years	264.8	44.1	4.4	4.2
Due after five years through ten years	384.8	29.9	6.7	3.3
Due after ten years	82.1	—	.8	—
Total	$738.2	$75.4	$12.1	$7.5

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
September 30, 2020	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	$9.6	$.8	$—	$10.5
Seven to twelve months	1.5	—	—	1.5
More than twelve months	—	—	—	—
Total	$11.2	$.8	$—	$12.1

Number of Issues in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	91	1	—	92
Seven to twelve months	2	—	—	2
More than twelve months	4	—	—	4
Total	97	1	—	98	(e)
__________

(e)    At September 30, 2020 the number of issues in an unrealized loss position represent 5.3% of the total number of such fixed maturity issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's cost. The percentage reduction from such cost reflects the decline as of a specific point in time (September 30, 2020 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	September 30,	December 31,
	2020	2019
Maturity Ranges:
Due in one year or less	10.3%	10.7%
Due after one year through five years	56.6	55.6
Due after five years through ten years	31.6	33.4
Due after ten years	1.5	.3
Total	100.0%	100.0%

Average Maturity in Years	4.2	4.1
Duration (f)	3.8	3.7
___________

(f)    Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.8 as of September 30, 2020 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.8%.

Composition of Unrealized Gains (Losses)

	September 30,	December 31,
	2020	2019
Available for Sale Fixed Maturity Securities:
Amortized cost	$9,620.9	$8,537.3
Estimated fair value	10,206.6	8,796.5
Net unrealized gains (losses)	$585.7	$259.1

Components of net unrealized gains (losses):
Gross unrealized gains	$597.8	$262.5
Gross unrealized losses	(12.1)	(3.3)
Net unrealized gains (losses)	$585.7	$259.1

Equity Securities:
Cost	$3,271.0	$3,089.1
Estimated fair value	3,682.9	4,030.5
Net unrealized gains (losses)(g)	$411.8	$941.3

Components of net unrealized gains (losses):
Gross unrealized gains	$776.3	$968.0
Gross unrealized losses	(364.4)	(26.6)
Net unrealized gains (losses)(g)	$411.8	$941.3
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

Capitalization - Old Republic's total capitalization of $7,040.8 at September 30, 2020 consisted of debt of $966.2 and common shareholders' equity of $6,074.6. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), and dividend payments to shareholders for the period then ended. At September 30, 2020, the Company's consolidated debt to equity ratio was 15.9%.

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

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to hold minimum amounts of capital based on specified formulas. Since the Company's mortgage insurance subsidiaries have discontinued writing new business the risk-to-capital ratio considerations are therefore no longer of consequence.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 28% of 2020 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 72% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	General	Title	RFIG Run-off	Other	Total	% Change from prior period
Years Ended December 31:
2017	$3,110.8	$2,287.2	$122.9	$18.8	$5,539.7	3.9%
2018	3,277.1	2,336.1	75.9	14.6	5,703.9	3.0
2019	3,432.4	2,489.2	59.2	13.4	5,994.2	5.1
Nine Months Ended September 30:
2019	2,551.9	1,772.3	45.8	10.2	4,380.4	2.9
2020	2,532.8	2,067.7	35.1	9.0	4,644.8	6.0
Quarters Ended September 30:
2019	870.2	673.8	14.2	3.3	1,561.7	3.8
2020	$861.9	$789.1	$10.8	$2.9	$1,664.9	6.6%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended December 31:
2017	34.6%	33.6%	7.6%	4.9%	6.3%	13.0%
2018	36.8	31.1	7.7	5.3	6.2	12.9
2019	37.2	29.1	7.6	6.4	6.6	13.1
Nine Months Ended September 30:
2019	37.3	29.1	7.5	6.1	6.6	13.4
2020	37.8	26.0	8.3	7.8	6.2	13.9
Quarters Ended September 30:
2019	37.1	28.3	7.5	6.5	6.5	14.1
2020	37.6%	25.3%	9.1%	7.8%	5.8%	14.4%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2017	26.9%	73.1%
2018	26.1	73.9
2019	27.4	72.6
Nine Months Ended September 30:
2019	28.0	72.0
2020	27.6	72.4
Quarters Ended September 30:
2019	28.0	72.0
2020	28.6%	71.4%

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2017	$110.4	$109.8	77.9%	78.2%
2018	74.4	74.4	79.7	76.3
2019	58.8	58.8	77.1	84.5
Nine Months Ended September 30:
2019	45.5	45.5	80.8	84.8
2020	35.1	35.1	75.6%	84.6%
Quarters Ended September 30:
2019	14.2	14.2
2020	$10.8	$10.8

The Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 8.1% of total net risk in force as of September 30, 2020, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2017	$3,888.0	$292.4	$12.1	$4,192.6
2018	3,098.3	235.3	11.2	3,345.0
2019	2,388.3	198.2	3.6	2,590.1
As of September 30:
2019	2,621.3	208.3	3.6	2,833.3
2020	$1,985.3	$174.9	$3.6	$2,163.9

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2017	7.5%	31.5%	60.2%	.8%
2018	7.9	32.2	59.1	.8
2019	8.5	33.8	56.8	.9
As of September 30:
2019	8.2	32.8	58.2	.8
2020	9.0%	34.6%	55.5%	.9%

Bulk(a):
As of December 31:
2017	31.8%	31.7%	36.3%	.2%
2018	33.6	31.5	34.8	.1
2019	34.4	31.2	34.2	.2
As of September 30:
2019	33.8	31.4	34.7	.1
2020	35.6%	31.6%	32.6%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0% and below	LTV 85.01% to 90.0%	LTV 90.01% to 95.0%	LTV Greater than 95.0%

Traditional Primary(b):
As of December 31:
2017	4.0%	30.9%	30.5%	34.6%
2018	4.1	30.7	29.7	35.5
2019	4.1	30.7	28.4	36.8
As of September 30:
2019	4.2	30.9	28.8	36.1
2020	4.1%	31.2%	28.0%	36.7%

Bulk(a):
As of December 31:
2017	45.3%	29.9%	12.6%	12.2%
2018	43.4	30.9	13.1	12.6
2019	42.7	31.4	13.7	12.2
As of September 30:
2019	43.0	31.2	13.2	12.6
2020	42.9%	31.8%	13.7%	11.6%
__________

(a)    Bulk pool risk in-force, which represented 6.5% of total bulk risk in-force at September 30, 2020 has been allocated pro-rata based on insurance in-force.

(b)    The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

		Traditional Primary
	TX	FL	GA	IL	CA	NJ	PA	NY	VA	MD
As of December 31:
2017	5.9%	8.1%	6.0%	6.1%	4.8%	4.6%	4.3%	3.1%	3.7%	4.2%
2018	5.5	8.5	6.0	6.4	4.9	4.8	4.3	3.2	3.8	4.6
2019	4.8	9.0	6.1	6.9	5.1	5.2	4.2	3.4	3.9	5.1
As of September 30:
2019	5.2	8.7	6.1	6.7	5.0	5.0	4.2	3.3	3.9	4.8
2020	4.5%	9.3%	6.0%	7.1%	5.2%	5.5%	4.1%	3.8%	3.9%	5.3%

		Bulk (a)
	TX	FL	GA	IL	CA	NC	PA	NY	OH	MD
As of December 31:
2017	5.4%	8.3%	5.1%	4.4%	12.4%	2.5%	3.8%	7.8%	4.4%	2.7%
2018	5.6	8.2	5.4	4.6	12.4	2.7	4.0	7.1	4.7	2.8
2019	5.5	8.1	5.6	4.7	12.7	2.7	3.8	7.1	4.9	3.0
As of September 30:
2019	5.5	8.0	5.6	4.7	12.5	2.7	3.7	7.4	4.9	2.9
2020	5.6%	8.2%	5.7%	4.8%	12.7%	2.8%	4.0%	7.2%	5.0%	2.9%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2017	92.3%	7.7%
2018	92.2	7.8
2019	91.8	8.2
As of September 30:
2019	92.1	7.9
2020	91.5%	8.5%

Bulk (a):
As of December 31:
2017	69.4%	30.6%
2018	71.8	28.2
2019	72.6	27.4
As of September 30:
2019	71.9	28.1
2020	72.9%	27.1%
__________

(a)    Bulk pool risk in-force, which represented 6.5% of total bulk risk in-force at September 30, 2020, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2017	97.2%	2.8%
2018	97.2	2.8
2019	97.1	2.9
As of September 30:
2019	97.1	2.9
2020	97.0%	3.0%

Bulk (a):
As of December 31:
2017	70.1%	29.9%
2018	68.6	31.4
2019	68.0	32.0
As of September 30:
2019	68.1	31.9
2020	67.1%	32.9%
__________

(a)    Bulk pool risk in-force, which represented 6.5% of total bulk risk in-force at September 30, 2020, has been allocated pro-rata based on insurance in-force.

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2018	$10,162.3	$1,105.6	$583.6	$904.3	$12,755.9	$238.6	$12,994.6
2019	10,577.9	1,172.3	566.3	841.7	13,158.4	1,200.7	14,359.2
As of September 30:
2019	10,493.0	1,137.9	519.5	770.7	12,921.2	1,054.1	13,975.4
2020	$10,888.4	$1,233.5	$536.9	$1,005.8	$13,664.7	$998.2	$14,662.9
__________

(a) The 2018 and 2019 balances include fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Cost	Fair Value
Years Ended
December 31:
2017	$318.9	$37.3	$21.7	$31.4	$409.4	3.32%	3.14%
2018	341.0	38.8	20.1	31.7	431.8	3.41	3.28
2019	356.4	41.4	17.6	35.1	450.7	3.48	3.30
Nine Months Ended
September 30:
2019	265.8	30.8	13.2	27.9	337.8	3.51	3.34
2020	264.2	31.4	11.8	21.8	329.3	3.27	3.03
Quarters Ended
September 30:
2019	88.7	10.2	4.2	9.4	112.7	3.48	3.24
2020	$85.9	$10.2	$3.4	$6.8	$106.4	3.15%	2.94%

Revenues: Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities from scheduled maturities and early calls were 73.1% and 51.9% of total dispositions occurring in the first nine months of 2020 and 2019, respectively.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Other Investments	Total	Fixed Maturity Securities	Equity Securities and Other Investments	Total		Investment Gains (Losses)
Years Ended
December 31:
2017	$16.6	$194.9	$211.6	$—	$—	$—	$—	$211.6
2018	(4.8)	63.1	58.2	—	—	—	(293.8)	(235.6)
2019	(1.9)	40.6	38.6	(2.0)	—	(2.0)	599.5	636.1
Nine Months Ended
September 30:
2019	(6.5)	37.8	31.3	(2.0)	—	(2.0)	439.3	468.7
2020	(7.8)	20.6	12.7	—	—	—	(529.4)	(516.7)
Quarters Ended
September 30:
2019	(5.1)	11.4	6.3	—	—	—	57.3	63.6
2020	$.6	$.7	$1.4	$—	$—	$—	$79.2	$80.7

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of September 30, 2020 and December 31, 2019:

	Claim and Loss Adjustment Expense Reserves
	September 30, 2020		December 31, 2019
	Gross	Net	Gross	Net

Workers' compensation	$4,946.5	$3,080.0	$4,887.6	$3,079.1
General liability	1,316.7	640.6	1,254.7	610.9
Commercial automobile (mostly trucking)	2,274.2	1,563.9	1,948.2	1,403.0
Other coverages	1,065.1	773.3	918.9	673.5
Unallocated loss adjustment expense reserves	265.8	265.3	256.6	254.6
Total general insurance reserves	9,868.4	6,323.4	9,266.2	6,021.3
Title	554.5	554.5	530.9	530.9
RFIG Run-off	122.7	122.7	118.9	118.9
Life and accident	11.2	7.7	13.3	8.4
Total claim and loss adjustment expense reserves	$10,557.1	$7,008.4	$9,929.5	$6,679.7
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$130.1	$83.3	$126.8	$83.3
% of total general insurance reserves	1.3%	1.3%	1.4%	1.4%

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

	September 30,	September 30,	December 31,	December 31,
	2020	2019	2019	2018
Estimated reduction in beginning reserve	$1.6	$3.2	$3.2	$19.0
Total incurred claims and settlement expenses
reduced (increased) by changes in
estimated rescissions:
Current year	.3	.3	.6	.9
Prior year	(.1)	(1.2)	(.9)	(12.3)
Sub-total	.1	(.9)	(.3)	(11.4)
Estimated rescission reduction in paid claims	(.6)	(.7)	(1.3)	(4.4)
Estimated reduction in ending reserve	$1.1	$1.6	$1.6	$3.2

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2017	71.8%	.9%	160.9%	44.7%
2018	72.2	2.1	39.4	43.1
2019	71.8	2.7	53.5	42.9
Nine Months Ended September 30:
2019	71.4	3.0	51.2	43.5
2020	70.7	3.0	80.8	40.6
Quarters Ended September 30:
2019	72.9	3.1	53.6	42.5
2020	70.5%	2.8%	62.4%	38.3%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended
December 31:
2017	71.8%	76.8%	75.5%	59.3%	62.1%	73.1%	59.0%
2018	72.2	79.3	70.7	62.8	73.8	68.9	60.1
2019	71.8	84.0	63.2	62.6	64.0	77.8	61.4
Nine Months Ended
September 30:
2019	71.4	81.5	65.2	63.5	63.4	72.1	62.8
2020	70.7	80.3	63.6	58.6	59.4	74.2	67.3
Quarters Ended
September 30:
2019	72.9	85.6	55.4	61.6	73.1	77.7	71.7
2020	70.5%	80.4%	54.1%	59.3%	58.0%	95.6%	70.1%

The consolidated general insurance claim ratio trended down in the third quarter and first nine months of 2020 primarily driven by better performance in most coverages. The group experienced favorable development of prior years' reserves of .8 and .5 percentage points for the third quarter and first nine months of 2020, respectively, compared to .5 and .4 percentage points for the same respective periods of 2019.

Unfavorable asbestos and environmental ("A&E") claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 6.4 years (gross) and 7.1 years (net of reinsurance) as of September 30, 2020 and 6.3 years (gross) and 7.2 years (net of reinsurance) as of December 31, 2019. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2019.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The claim ratio trended lower for the third quarter resulting from a slight increase in favorable development of prior years' claim reserves estimates. This favorable development of reserves established in prior years reduced the claim ratio by 1.1 and .9 percentage points in the third quarter and first nine months of 2020, respectively, and 1.0 percentage point in both the third quarter and first nine months of 2019.

RFIG Run-off mortgage guaranty current period claim ratios reflect an increase in reported delinquencies driven primarily by the economic impacts of the COVID-19 pandemic, many of which remain under forbearance. Prior to the onset of the pandemic, the claim ratios had experienced a fairly consistent decline for the past several annual periods largely due to a combination of declining new loan defaults, and stable-to-improving cure rates for outstanding delinquent loans. Incurred claim ratios reflect favorable development of 77.8 and 22.3 percentage points in this year's third quarter and first nine months, respectively. This compares to 14.2 and 9.6 percentage points of favorable development for the respective 2019 periods. Prior period favorable development is the result of lower trends in claim severity.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2017	$47,267	$51,446	10.52%	23.31%	$13.1
2018	47,055	54,809	9.38	16.94	4.4
2019	49,233	58,708	9.60	15.97	1.3
Nine Months Ended September 30:
2019	49,633	57,512	9.03	15.40	.7
2020	44,090	65,722	13.91%	17.29%	.6
Quarters Ended September 30:
2019	51,939	57,195			.2
2020	$39,987	$67,779			$.1
__________

(a)    Amounts are in whole dollars.

		Traditional Primary Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	VA	PA	MD	NJ	NY
As of December 31:
2017	11.4%	15.6%	8.3%	10.1%	6.0%	8.4%	12.0%	11.5%	19.6%	21.9%
2018	10.0	9.8	7.7	8.7	5.8	7.9	11.4	10.5	14.3	19.6
2019	12.1	8.0	8.3	8.5	5.9	7.6	11.9	10.2	11.8	19.2
As of September 30:
2019	10.1	7.9	8.1	8.1	5.9	7.2	11.1	10.4	11.0	17.5
2020	17.3%	12.7%	13.3%	14.2%	9.7%	11.9%	15.9%	14.8%	19.4%	25.5%

		Bulk Delinquency Ratios for Top Ten States (b):
	TX	FL	GA	IL	CA	NC	PA	MD	OH	NY
As of December 31:
2017	20.3%	34.2%	17.8%	21.5%	26.4%	19.7%	25.3%	24.8%	15.0%	44.2%
2018	14.5	23.5	14.5	19.1	13.0	17.3	21.0	16.0	12.4	32.3
2019	15.4	20.3	13.1	17.5	9.7	19.6	17.7	15.9	14.3	29.6
As of September 30:
2019	11.1	19.8	12.9	15.4	9.4	17.0	19.1	13.6	14.6	30.5
2020	16.2%	24.8%	13.2%	21.8%	11.3%	19.7%	16.2%	20.4%	12.9%	27.5%

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	VA	PA	MD	NJ	NY
As of December 31:
2017	12.1%	16.9%	8.8%	10.6%	9.2%	8.6%	12.8%	12.0%	21.1%	25.0%
2018	10.4	10.6	8.1	9.2	6.8	7.9	12.0	10.7	15.3	21.3
2019	12.4	8.8	8.6	9.0	6.5	7.8	12.4	10.4	12.4	20.7
As of September 30:
2019	10.2	8.7	8.4	8.4	6.4	7.3	11.7	10.5	11.9	19.3
2020	17.2%	13.6%	13.3%	14.6%	9.9%	11.9%	16.0%	14.8%	19.4%	25.8%
__________

(b)    As determined by risk in force as of September 30, 2020, these 10 states represent approximately 54.8%, 59.0%, and 54.8%, of traditional primary, bulk, and total risk in force, respectively.

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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2017	25.5%	90.0%	16.6%	52.0%
2018	25.0	90.0	21.5	51.6
2019	25.7	89.5	25.0	52.2
Nine Months Ended September 30:
2019	25.7	89.9	25.5	51.7
2020	25.8	88.2	29.9	53.6
Quarters Ended September 30:
2019	24.8	87.5	25.1	51.9
2020	25.0%	85.4%	27.2%	53.7%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2017	97.3%	90.9%	177.5%	96.7%
2018	97.2	92.1	60.9	94.7
2019	97.5	92.2	78.5	95.1
Nine Months Ended September 30:
2019	97.1	92.9	76.7	95.2
2020	96.5	91.2	110.7	94.2
Quarters Ended September 30:
2019	97.7	90.6	78.7	94.4
2020	95.5%	88.2%	89.6%	92.0%

Expenses: Income Taxes

The effective consolidated income tax rates were 19.9% and (7.7)% in the third quarter and first nine months of 2020, compared to 19.6% and 20.0% in the third quarter and first nine months of 2019. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income and adjustments regarding the recoverability of deferred tax assets.

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

Old Republic's market risk exposures at September 30, 2020, have not materially changed from those identified in the Company's 2019 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2020, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The ongoing COVID-19 pandemic and the associated governmental responses could materially adversely affect Old Republic’s business.

The impact of the COVID-19 pandemic has resulted in significant uncertainty, volatility and disruption in the U.S. economy and financial markets. Governmental responses to the pandemic have included shelter-in-place orders, directing many businesses to cease operations and individuals to restrict their movements. These actions have resulted in rapid decreases in economic activity, an increase in unemployment and pressures on the commercial real estate market. For a further discussion of the impact of the pandemic on Old Republic’s business in the third quarter, see “Management Analysis of Financial Position and Results of Operations-COVID-19 Pandemic and Old Republic’s Business."

In addition, the pandemic resulted in significant financial market disruptions, which had an adverse impact on the Company’s investment portfolio and stock price. For more information on the Company’s investment portfolio performance, see “Management Analysis of Financial Position and Results of Operations-Financial Position.”
While the duration and ultimate effects of the pandemic remain highly uncertain, COVID-19 continues to have an adverse impact on the U.S. economy. The magnitude of the impact may increase significantly if the United States experiences a widespread, persistent "second wave" of viral infection. A continuing or worsening reduction in economic activity could lead to a meaningful reduction in the demand for the Company’s products. The pandemic could also have a more significant impact on Old Republic’s claims experience in future periods, resulting in a decrease in profitability.

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

Old Republic International Corporation
(Registrant)
Date:	October 30, 2020

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