Form 10-K
period 2020-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2021-03-01
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐  No: ☒
The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Mercantile Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2020, the last day of the registrant's most recently completed second fiscal quarter, was $4,514,251,137.
The registrant had 304,182,380 shares of Common Stock outstanding as of January 31, 2021.
Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy statement for the 2021 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 113)	III, Items 10, 11, 12, 13 and 14 IV, Item 15
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

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise managed for the long run. Management therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on the maintenance of financial soundness in support of the insurance subsidiaries' long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. The underwriting principles encompass:

•Disciplined risk selection, evaluation, and pricing to reduce uncertainty and adverse selection;

•Enhancing the predictability of expected outcomes through insurance of the largest number of homogeneous risks as to each type of coverage;

•Reducing the insurance portfolio risk profile through:
•diversification and spread of insured risks; and
•assimilation of uncorrelated asset and liability exposures across economic sectors that tend to offset or counterbalance one another; and

•Effective management of gross and net limits of liability through appropriate use of reinsurance.

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

Financial Information Relating to Segments of Business (a) ($ in Millions)

Revenues (b)
Years Ended December 31:	2020	2019	2018
General (e)	$3,876.8	$3,920.8	$3,739.4
Title (f)	3,329.3	2,778.1	2,612.4
Corporate & Other - net (c)	41.4	48.5	46.3
Subtotal (f)	7,247.6	6,747.5	6,398.3
RFIG Run-off (e)	60.4	76.8	96.1
Subtotal (f)	7,308.0	6,824.4	6,494.4
Consolidated investment gains (losses) (b)	(142.0)	636.1	(235.6)
Consolidated (f)	$7,166.0	$7,460.5	$6,258.8

Pretax Income (Loss)
Years Ended December 31:	2020	2019	2018
General (e)	$439.8	$370.2	$363.9
Title	344.0	230.8	219.3
Corporate & Other - net (c)	36.7	54.8	40.4
Subtotal	820.5	655.9	623.8
RFIG Run-off (e)	9.8	30.3	49.9
Subtotal	830.4	686.2	673.7
Consolidated investment gains (losses)	(142.0)	636.1	(235.6)
Consolidated	$688.4	$1,322.4	$438.1

Assets
As of December 31:	2020	2019	2018
General	$19,226.1	$17,870.0	$16,411.4
Title	1,920.9	1,695.0	1,452.2
Corporate & Other - net (c)	1,085.1	896.0	726.7
Subtotal	22,232.2	20,461.1	18,590.3
RFIG Run-off	582.9	615.1	736.7
Consolidated	$22,815.2	$21,076.3	$19,327.1

Shareholders' Equity (d)
As of December 31:	2020	2019	2018
General	$3,832.2	$3,635.1	$3,024.6
Title	974.3	821.1	673.6
Corporate & Other - net (c)	934.2	1,061.3	1,001.2
Subtotal	5,740.7	5,517.6	4,699.5
RFIG Run-off	445.8	482.5	446.7
Consolidated	$6,186.6	$6,000.1	$5,146.2

(a)    Reference is made to the table in Note 6 of the Notes to Consolidated Financial Statements, incorporated herein by reference, which shows the contribution of each subcategory to the consolidated revenues and pretax income (loss) of Old Republic's insurance industry segments.
(b)    Revenues consist of net premiums, fees, net investment and other income earned. Investment gains (losses), which include unrealized gains (losses) on equity securities, are shown on a consolidated basis since the investment portfolio is managed as a whole.
(c)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.
(d)    Debt balances resulting from intercompany financing arrangements between Corporate & Other and the General and Title segments have been eliminated from the Shareholders' Equity analysis by segment.
(e)     Results for the Consumer Credit Indemnity ("CCI") coverages are expected to be immaterial in the remaining run-off periods. Effective July 1, 2019, these results have been reclassified to the General Insurance Segment for all future periods. Previously these results were reflected as part of the RFIG Run-off business.
(f)     Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the presentation adopted in 2020. See Note 1(c) to the accompanying Notes to Consolidated Financial Statements.

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
______
(Parenthetical dates refer to the year(s) when Old Republic's Companies began underwriting the coverages)
______

Commercial automobile, general liability and workers' compensation insurance policy coverages are typically produced in tandem for many assureds. For 2020, production of commercial automobile direct insurance premiums accounted for approximately 37.7% of consolidated General Insurance Group direct premiums written, while workers' compensation and general liability direct premium production amounted to approximately 25.0% and 14.2%, respectively, of such consolidated totals.

Approximately 92% of general insurance premiums are produced through independent agency or brokerage channels, while the remaining 8% is obtained through direct production facilities.

Title Insurance Group

Old Republic's flagship title insurance company was founded in 1907. The Title Insurance Group's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2020, approximately 25% of the Company's consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries of the Company), while the remaining 75% emanated from independent title agents and underwritten title companies.

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

The premiums charged for the issuance of title insurance policies vary with the policy amount and the type of policy issued. The premium is collected in full when the real estate transaction is closed, there being no recurring fee thereafter. In many areas, premiums charged on subsequent policies on the same property may be reduced depending generally upon the time elapsed between issuance of the previous policies and the nature of the transactions for which the policies are issued. Most of the charge to the customer relates to title services rendered in conjunction with the issuance of a policy rather than to the possibility of loss due to risks insured against. Accordingly, the cost of services performed by a title insurer relates for the most part to the prevention of loss rather than to the assumption of the risk of loss. Claim costs that do occur result primarily from title search and examination mistakes, fraud, forgery, incapacity, missing heirs and escrow processing errors.

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

Republic Financial Indemnity Group (RFIG) Run-off Business
Historically, Old Republic's RFIG run-off business consisted of its mortgage guaranty and consumer credit indemnity ("CCI") operations.
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

Bulk and other insurance was issued on groups of loans to mortgage banking customers through a centralized risk assessment and underwriting department. These groups of loans were priced in the aggregate on a bid or negotiated basis. Coverage for insurance issued in this manner was provided through primary insurance policies (loan level coverage) or pool insurance policies (aggregate coverage). The outstanding amount of in-force policies attributable to bulk business is no longer considered material.

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

During 2011, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company ("RMIC") and its sister company Republic Mortgage Guaranty Insurance Corporation ("RMGIC"), discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. RMIC has continually evaluated the potential long-term underwriting performance of the run-off book of business based on various modeling techniques. The resulting models take into account actual premium and paid claim experience of prior periods, together with a large number of assumptions and judgments about future outcomes that are highly sensitive to a wide range of estimates. Many of these estimates and underlying assumptions relate to matters over which the Company has no control, including: 1) The conflicted interests, as well as the varying mortgage servicing and foreclosure practices of a large number of insured lending institutions; 2) General economic and industry-specific trends and events; and 3) The evolving or future social and economic policies of the U.S. Government vis-à-vis such critical sectors as the banking, mortgage lending, and housing industries, as well as its policies for resolving the insolvencies and assigning a possible future role to Fannie Mae and Freddie Mac. These matters notwithstanding, a long-used standard model of forecasted results indicates that underwriting performance of the book of business is not expected to have a material impact on Old Republic's consolidated results during the remaining run-off period.

As of December 31, 2020, RFIG's mortgage insurance subsidiaries had total statutory capital, inclusive of a contingency reserve of $316.7 million, of $435.2 million.

CCI policies, which have been issued by the Company since 1954, provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of loan balances by individual buyers and borrowers. Claim costs are typically affected by unemployment, bankruptcy, and other issues leading to failures to pay. During 2008, the Company ceased the underwriting of new policies and the existing book of business was placed in run-off operating mode. Results for the CCI coverages are expected to be immaterial in the remaining run off periods and effective July 1, 2019, these results have been reclassified to the General Insurance segment for all future periods.

Corporate and Other Operations

Corporate and other operations include the accounts of a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries that perform cash and investment management, payroll, administrative and marketing services. The life and accident business registered net premium revenues of $12.0 million, $13.4 million, and $14.6 million in 2020, 2019 and 2018, respectively. Life and accident business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic's general insurance operations. Production of term life insurance, accounting for net premiums earned of $5.3 million, $5.7 million, and $6.8 million in 2020, 2019 and 2018, respectively, was terminated and placed in run off as of year-end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company's insurance segments.

	($ in Millions)
Years Ended December 31:	2020	2019	2018
General Insurance Group:
Overall Experience:
Net Premiums Earned	$3,394.2	$3,432.4	$3,277.1
Claim Ratio	69.9%	71.8%	72.2%
Expense Ratio	25.6	25.7	25.0
Combined Ratio	95.5%	97.5%	97.2%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$1,304.5	$1,279.4	$1,206.1
Claim Ratio	80.8%	84.0%	79.3%

Workers' Compensation:
Net Premiums Earned	$863.8	$999.2	$1,018.5
Claim Ratio	60.8%	63.2%	70.7%

General Liability:
Net Premiums Earned	$204.7	$227.4	$203.6
Claim Ratio	73.6%	77.8%	68.9%

Three Above Coverages Combined:
Net Premiums Earned	$2,373.2	$2,506.1	$2,428.3
Claim Ratio	72.9%	75.1%	74.8%

Financial Indemnity: (a)
Net Premiums Earned	$272.7	$218.7	$174.7
Claim Ratio	57.1%	64.0%	73.8%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$294.1	$261.8	$252.8
Claim Ratio	58.3%	62.6%	62.8%

Home and Automobile Warranty:
Net Premiums Earned	$318.0	$309.3	$297.5
Claim Ratio	68.1%	65.5%	63.5%

Other Coverages: (b)
Net Premiums Earned	$142.3	$139.3	$122.2
Claim Ratio	65.3%	52.2%	51.7%

Title Insurance Group: (c)(d)
Net Premiums & Fees Earned	$3,286.3	$2,736.0	$2,573.1
Claim Ratio	2.3%	2.5%	1.9%
Expense Ratio	88.4	90.5	90.9
Combined Ratio	90.7%	93.0%	92.8%

RFIG Run-off Business: (a)
Net Premiums Earned	$45.1	$59.2	$75.9
Claim Ratio	81.7%	53.5%	39.4%
Expense Ratio	30.2	25.0	21.5
Combined Ratio	111.9%	78.5%	60.9%

All Coverages Consolidated: (d)
Net Premiums & Fees Earned	$6,737.8	$6,241.1	$5,940.9
Claim Ratio	37.0%	41.2%	41.4%
Expense Ratio	56.3	54.1	53.5
Combined Ratio	93.3%	95.3%	94.9%
_________

(a)    Includes Fidelity and Surety, Executive Indemnity (E&O and D&O), GAP coverages and, effective July 1, 2019, CCI coverages. Results for the CCI coverages are expected to be immaterial in the remaining run-off periods. Previously these results were reflected as part of the RFIG Run-off business.
(b)    Consists principally of aviation and travel accident coverages.
(c)    Title claim, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.
(d)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the presentation adopted in 2020. See Note 1(c) to the accompanying Notes to Consolidated Financial Statements.

Net Premiums Earned

General insurance net premiums earned were down slightly for 2020. The economic impacts of the COVID-19 pandemic and tightened underwriting standards were mitigated by strong premium rate increases for most insurance products. Declining workers' compensation and general liability premiums were largely offset by rising premiums in commercial auto, financial indemnity and property coverages. With few exceptions, 2019 premiums grew for most types of coverages and markets served. The largest contributions principally stemmed from commercial automobile (trucking), national accounts and executive indemnity coverages.

The Title insurance segment experienced strong growth in premium and fee revenues in 2020 and 2019. This performance was driven by a robust real estate market supported by a continued low interest rate environment, resulting in an increase in home sales and refinance activity.

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

The general insurance claim ratios are summarized as follows:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	73.0%	0.3%	72.7%
2017	71.8	0.7	71.1
2018	72.2	—	72.2
2019	71.8	0.4	71.4
2020	69.9%	(0.8)%	70.7%

The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Given this concurrent underwriting approach, an evaluation of trends in premiums, claim and dividend ratios for these individual coverages is more appropriately considered for the aggregate of these coverages. As the table above indicates, claim ratios have been on a fairly consistent downtrend during the past five years. The improvement has arisen from slightly lower estimates of current accident years' claim provisions, and in 2020, by the impacts from developments of prior years' reserve estimates.

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

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years continued to reduce the claim ratios for the periods shown in the following table:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio (*)	Reserves Development (*)	Reserves Development (*)
2016	3.5%	(1.0)%	4.5%
2017	0.8	(3.0)	3.8
2018	1.9	(1.8)	3.7
2019	2.5	(1.2)	3.7
2020	2.3%	(1.3)%	3.6%
_________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the presentation adopted in 2020. See Note 1(c) to the accompanying Notes to Consolidated Financial Statements.

The RFIG Run-off 2020 claim ratio reflects greater reserve provisions necessitated by elevated delinquencies and the evolving economic impacts of the COVID-19 pandemic. Prior period favorable development is primarily the result of improving trends in claim severity.

Prior to the onset of the COVID-19 pandemic, as indicated in the far right column of the following table, the RFIG Run-off claim ratios had experienced a fairly consistent decline in recent annual periods largely due to a combination of declining new loan defaults and stable-to-improving cure rates for outstanding delinquent loans.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	34.1%	(39.8)%	73.9%
2017	57.6	(38.3)	95.9
2018	43.2	(27.0)	70.2
2019	55.0	(12.5)	67.5
2020	81.7%	(26.5)%	108.2%

The consolidated claim, expense, and combined ratios reflect all the above factors and the changing period-to-period contributions of each segment to consolidated results.

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

The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

In establishing claim reserves, the potential increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension type claims is discounted to present value based on interest rates generally ranging from 3.0% to

4.0%. Where applicable, the Company only uses such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $196.9 million, $209.6 million and $216.5 million, as of December 31, 2020, 2019 and 2018, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are fundamentally of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above noted reasons.

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

Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2020, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2020 and 2019, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $127.6 million and $126.8 million gross, respectively, and $82.4 million and $83.3 million net of reinsurance, respectively. Based on average annual claims payments during the five most recent calendar years, such reserves represented a paid loss survival ratio of 6.3 years (gross) and 7.1 years (net of reinsurance) as of December 31, 2020 and 6.3 years (gross) and 7.2 years (net of reinsurance) as of December 31, 2019. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2020, incurred A&E claim and related loss settlement costs have averaged .3% of average annual General Insurance Group claims and related settlement costs.

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

Management considers investment grade fixed maturity securities to be those rated by major credit rating agencies that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no fixed maturity investments in default as to principal and/or interest at December 31, 2020 and 2019. The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year, and estimates of other-than-temporary impairments ("OTTI") and resulting allowances for credit losses in the portfolio's value are evaluated and established at each quarterly balance sheet date.

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

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31:	2020	2019
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$2,063.2	$1,878.8
Tax-Exempt (a)	1,063.5	—
Corporate	7,370.0	6,917.6
	10,496.8	8,796.5
Short-term Investments	749.6	484.3
Total available for sale	11,246.4	9,280.9
Held to Maturity
Fixed Maturity Securities:
Tax-Exempt (a)	—	1,021.7
Equity Securities	4,054.8	4,030.5
Other Investments	28.8	26.0
Total Investments	$15,330.1	$14,359.2
__________
(a)    As of June 30, 2020 the Company changed its intent to hold its tax-exempt municipal bond portfolio until maturity and consequently, reclassified these securities from their previous held to maturity designation to available for sale.

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31:	2020	2019	2018
Fixed Maturity Securities:
Taxable Interest	$269.9	$280.0	$278.4
Tax-Exempt Interest	19.8	20.3	20.7
	289.8	300.3	299.2

Equity Securities Dividends	149.8	141.3	124.0

Other Investment Income:
Interest on Short-term Investments	2.2	10.1	9.8
Other Sources	3.5	5.8	4.9
	5.8	15.9	14.8
Gross Investment Income	445.6	457.7	438.1
Less: Investment Expenses (a)	6.6	6.9	6.2
Net Investment Income	$438.9	$450.7	$431.8

__________
(a)    Investment expenses largely consist of personnel costs and investment management and custody service fees.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $10.4 billion and $9.8 billion at December 31, 2020 and 2019, respectively, represented approximately 46% and 47% of consolidated assets as of December 31, 2020 and 2019, respectively, and 63% and 65% of consolidated liabilities as of December 31, 2020 and 2019, respectively.

Credit Quality Ratings of Fixed Maturity Securities (b)
December 31:	2020	2019
	(% of total portfolio)
Aaa	24.6%	23.9%
Aa	13.1	13.1
A	33.0	32.6
Baa	26.5	26.1
Total investment grade	97.2	95.7
All other (c)	2.8	4.3
Total	100.0%	100.0%
__________

(b)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.
(c)    "All other" includes non-investment grade or non-rated issuers.

Age Distribution of Fixed Maturity Securities
December 31:	2020	2019
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	9.8%	10.7%
Due after one year through five years	57.0	55.6
Due after five years through ten years	31.4	33.4
Due after ten years through fifteen years	1.7	.3
Due after fifteen years	.1	—
	100.0%	100.0%

Average Maturity in Years	4.3	4.1

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2020.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 274 Company offices and through agencies and underwritten title companies in the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2020, approximately 75% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2020	2019	2018
United States:
Northeast	12.3%	12.2%	11.9%
Mid-Atlantic	8.0	7.5	7.3
Southeast	20.7	20.6	20.9
Southwest	12.0	11.8	11.6
East North Central	10.7	10.9	11.2
West North Central	9.5	9.7	10.1
Mountain	8.7	8.2	8.2
Western	16.1	16.3	16.1
Foreign (Principally Canada)	2.0	2.8	2.7
Total	100.0%	100.0%	100.0%

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

The following table displays the Company's General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2020.

Major General Insurance Balances Due from Reinsurers

		($ in Millions)			% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Claim	Exposure	Reinsured
Reinsurer	Rating	Claims	Reserves	to Reinsurer	Liabilities
Archway Insurance, Ltd.	Unrated	$—	$387.1	$387.1	10.5%
Day One Insurance, Inc.	Unrated	—	355.0	355.0	9.6
Munich Re America, Inc.	A+	13.0	270.6	283.6	7.7
Hanover Ruckversicherungs	A+	5.3	274.0	279.4	7.6
AXIS Reinsurance Company	A	1.8	163.2	165.0	4.5
Swiss Reinsurance America Corporation	A+	14.6	128.6	143.3	3.9
Summit Insurance, Ltd.	Unrated	.9	137.5	138.5	3.7
Endurance Assurance Corporation	A+	.8	111.8	112.6	3.0
Partner Reinsurance Company of the U.S.	A+	.3	103.1	103.4	2.8
Transatlantic Reinsurance Company	A+	2.1	98.7	100.9	2.7
		$39.1	$2,030.1	$2,069.2	56.0%

Reinsured liabilities of the Title Insurance Group, RFIG Run-off Group and small life and accident insurance operations are not material.

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and policy reserves. Such reinsurance balances that are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by irrevocable letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or high deductible policies. Estimates of credit losses are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

Old Republic's reinsurance practices with respect to portions of its business also result from its desire to bring its sponsoring organizations and customers into some degree of joint venture or risk sharing relationship. The Company may, in exchange for a ceding commission, reinsure up to 100% of the underwriting risk, and the premium applicable to such risk, to commercial institutions generally whose customers are insured by Old Republic, or individual customers who have formed captive insurance companies. The ceding commissions received compensate Old Republic for performing the direct insurer's functions of underwriting, actuarial, claim settlement, loss control, legal, reinsurance, and administrative services to comply with local and federal regulations, and for providing appropriate risk management services.

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

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger was $200 million for 2020. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% for 2015 and declines by one percentage point per year until it reached 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 million in excess of $5.0 million for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 million to manage the Company's net exposures.

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

The majority of states have also enacted insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. Old Republic's insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such legislation varies from state to state but typically requires periodic disclosure concerning the corporation which controls the registered insurers, or ultimate holding company, and all subsidiaries of the ultimate holding company, and prior approval of certain intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiary) within the holding company system. Each state has established minimum capital and surplus requirements to conduct an insurance business. At December 31, 2020 each of the Company’s General, Title, Mortgage Guaranty and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements.

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

Effective March 1, 2017, the New York Department of Financial Services issued a landmark cybersecurity regulation requiring covered financial services institutions to implement a cybersecurity program designed to protect customer information as well as information technology systems. The regulation imposes specific safeguards as well as governance, risk assessment, monitoring and testing, third party service provider management, incident response and reporting and other requirements.

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

In June 2018, California adopted the California Consumer Privacy Act. This law provides California residents with broad personal data protections and rights related to the use and collection of their personal information. Additional states have adopted similar security and privacy laws and the Company anticipates additional information security and privacy laws and regulations to be forthcoming.

(g) Employees. Old Republic’s approximately 9,000 associates — the Company’s human and intellectual capital — form a key stakeholder group and a most important resource for managing the Company's business. Creating the most appropriate culture and offering professional opportunities are the primary goals of Old Republic’s human capital management. There is significant competition for talent in the insurance industry and the Company’s ability to recruit, retain and develop its associates is a key driver for its long-term success.

As with many elements of the Company’s business, the first and primary level of human capital management occurs in the Company’s operating subsidiaries. This approach reflects the different needs and expectations of each operating subsidiary based on the industry specialization, lines of business, and location of each. In addition, the flexibility of this approach to human capital management benefits the entire enterprise and leads to the identification of methods and solutions that can eventually be used across the entire business.

At the holding company level, Old Republic emphasizes its corporate culture and coordinates the compensation and benefits philosophy that applies to all operating subsidiaries. Old Republic's culture is one that focuses on managing the business in the best interest of its shareholders and key stakeholders, including associates. The long-term success of Old Republic’s associates means:

•Training & Development – Investment in associates means investment in the business. Old Republic offers many training opportunities, including professional certifications, mentoring programs and leadership training.
•Engagement – Old Republic believes that an engaged workforce will be a successful workforce. The Company seeks to create and maintain engaged associates by offering opportunities to interact with industry, professional and charitable & community organizations.
•Planning Ahead – Offering the right compensation and benefit packages and meaningful opportunities to invest in retirement gives Old Republic associates the opportunity to plan ahead.

The importance of Old Republic’s human capital to the Company’s success was never more clearly demonstrated than during the COVID-19 pandemic. In this challenging environment, Old Republic associates continued to serve customers and operate the Company’s businesses with no meaningful interruption in service. This level of performance was the result of both their dedication and loyalty to the business, as well as the investments made by the Company in information technology, employee training and working arrangements sufficiently flexible for conditions.

(h) Website access. The Company files various reports with the U.S. Securities and Exchange Commission ("SEC"), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company's reports are available by visiting the SEC's website (http://www.sec.gov) and accessing its EDGAR database to view or print copies of the electronic versions of the Company's reports. Additionally, the Company's reports can be obtained, free of charge, by visiting its website (http://www.oldrepublic.com), selecting Investors then Financials to view or print copies of the electronic versions of the Company's SEC and other reports. The contents of the Company's website are not intended to be, nor should they be considered incorporated by reference in any of the reports the Company files with the SEC.

Item 1A - Risk Factors

In evaluating the Company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect the Company’s business, financial condition and results of operations.

RISKS RELATING TO OLD REPUBLIC AND ITS BUSINESSES

The ongoing COVID-19 pandemic and the associated governmental responses could materially adversely affect Old Republic’s business.

The impact of the COVID-19 pandemic has resulted in significant uncertainty, volatility and disruption in the U.S. economy and financial markets. Governmental responses to the pandemic have included shelter-in-place orders, directing many businesses to cease operations and individuals to restrict their movements. These actions have resulted in rapid decreases in economic activity, an increase in unemployment and pressures on the commercial real estate market. For a further discussion of the impact of the pandemic on Old Republic’s business for the year ended December 31, 2020, see “Management Analysis of Financial Position and Results of Operations-COVID-19 Pandemic and Old Republic’s Business.”

In addition, the pandemic caused significant financial market disruptions, most particularly in the first and second quarters of 2020. This had an adverse impact on the Company’s investment portfolio and stock price. While many sectors in which the Company invests have recovered or partially recovered, should the COVID-19 pandemic continue to cause economic disruption, the Company’s investment portfolio could experience continued volatility. For more information on the Company’s investment portfolio performance, see “Management Analysis of Financial Position and Results of Operations-Financial Position.”

While the duration and ultimate effects of the pandemic remain highly uncertain, COVID-19 continues to have an adverse impact on the U.S. economy, which led to increased or continuing restrictions on business activity. A continuing or worsening reduction in economic activity could lead to a meaningful decline in the demand for the Company’s products. The pandemic could also have a more significant impact on Old Republic’s claims experience in future periods, resulting in a decrease in profitability.

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

Old Republic’s loss reserves are based on estimates and if these prove to be inadequate to cover its actual insured losses, Old Republic’s business, financial condition and results of operations could be adversely affected.

To recognize liabilities for anticipated policy losses, the Company establishes reserves as balance sheet liabilities representing its best estimate of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. It is not possible to calculate precisely what these liabilities will amount to in advance and, accordingly, the reserves represent a best estimate at a point in time. Estimating loss reserves is a difficult, complex and inherently uncertain process involving many variables and subjective judgments. These estimates are based upon known historical loss data, assumptions and expectations of future trends in claim frequency and severity, changes in legal, regulatory and litigation environments, and inflation and other economic considerations.

Moreover, for long-tail coverages, which generally include workers' compensation, commercial automobile (trucking) liability, general liability, errors and omissions and directors’ and officers' liability, as well as title insurance, significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the payment of that loss. The length of time required to ultimately settle long-tailed claims and the costs associated with resolving these claims, coupled with uncertain and sometimes variable judicial rulings on coverage and policy allocation issues along with the possibility of legislative actions, makes reserving for these exposures highly uncertain and creates a risk of possibly adverse developments in both known and as-yet-unknown claims.

As a result of these uncertainties, the ultimate paid loss and loss adjustment expense may deviate, perhaps substantially, from the point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in the Company’s financial statements. For example, for the years ended December 31, 2020, 2019 and 2018, the Company experienced consolidated favorable development of reserves for losses and loss adjustment expenses incurred in prior years of $83.8 million, $30.9 million and $77.8 million, respectively which had a positive effect on results of operations in those periods. To the extent that loss and loss adjustment expenses exceed initial estimates, the Company will be required to immediately recognize the less favorable experience and increase loss reserves, with a corresponding reduction in net income in the period in which the unfavorable development is identified.

If the Company is unable to accurately underwrite risks and charge competitive yet profitable rates to its policyholders and customers, the Company’s business, financial condition, and results of operations would be materially and adversely affected.

In general, the premiums for the Company’s insurance policies are established at the time a policy is issued and, therefore, before all of the underlying costs are known. Like other insurance companies, Old Republic relies on estimates and assumptions in setting premium rates. Establishing adequate premiums is necessary to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting costs and to earn an underwriting profit. If the Company does not accurately assess and underwrite the risks that it assumes, it may not charge adequate premiums to cover its losses and expenses, which would negatively affect the Company’s financial condition and results of operations. Alternatively, the Company could set its premiums too high, which could reduce its competitiveness and lead to lower revenues.

Pricing involves the acquisition and analysis of historical loss data, and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of the Company’s products. In order to accurately price its policies, the Company:

● collects and analyzes a substantial volume of data from its insureds;
● develops, tests and applies appropriate projections and rating formulas;
● closely monitors and timely recognizes changes in trends; and;
● seeks to project expected losses for its insureds with reasonable accuracy.

The Company seeks to implement its pricing accurately in accordance with its assumptions, data available to it and its analysis of that data. Given the uncertainties generally inherent in estimates and assumptions, the Company’s ability to undertake these efforts successfully and, as a result, accurately price its policies, is not free from risk.

If the Company is unable to realize its investment objectives, its financial condition and results of operations may be adversely affected.

Investment income is an important component of the Company’s net income and one of its primary sources of cash flow to support operations. As of December 31, 2020, the consolidated investment portfolio reflected an allocation of approximately 74% to fixed-maturity (bonds and notes) and short-term investments, and 26% to equity securities (common stock). For the years ended December 31, 2020, 2019 and 2018, the Company reported $438.9 million, $450.7 million and $431.8 million of net investment income, respectively.

The Company’s investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Changing or unprecedented market conditions, such as experienced in the first half of the year as a result of the COVID-19 pandemic, could decrease liquidity and materially impact the future valuation of fixed maturity and equity securities in the investment portfolio.

In structuring its investment portfolio, the Company seeks to align its policyholder obligations and the maturity of its fixed maturity portfolio. As a result of either an unexpected increase in policyholder obligations (e.g., because of an underestimate in reserves) or a short fall in funds available (e.g., because of a default in a fixed maturity investment), the Company could have difficulty in meeting its obligations. In this case, the Company could be forced to liquidate its investments before their maturity or under adverse securities market conditions to obtain the funds necessary to meet its obligations. This could result in unexpected losses in the portfolio. Additionally, the Company may be forced to change its investments or investment policies depending upon regulatory, economic and market conditions, thus affecting the existing or anticipated financial condition and operating needs, including the tax position, of its business. In such circumstances, the Company’s investment objectives may not be achieved, and its financial condition and results of operations may be adversely affected.

Losses due to nonperformance or defaults by counterparties can have a material adverse effect on the Company’s profitability or sources of liquidity.

The Company has credit risk with counterparties associated with investments, premiums receivable and reinsurance recoverables. The Company’s subsidiaries have significant business relationships with financial institutions, particularly national banks. These subsidiaries are the beneficiaries of a significant amount of security in the form of letters of credit, trust funds and investments which certain banks hold as collateral securing the obligations of insureds and certain reinsurers. Other banks are depositories holding large sums of money in escrow accounts established by the Company's title subsidiaries. There is thus a risk of concentrated financial exposures in one or more such banking institutions. These counterparties may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. If any of these institutions fail or are unable to honor their credit obligations, or if escrowed funds become lost or tied up due to the failure of a bank, the result could have a materially adverse effect on the Company’s business, results of operations and financial condition.

The Company is also exposed to credit risk with its reinsurers. Reinsurance does not discharge the Company’s insurance subsidiaries of their obligations under their insurance policies. The Company’s insurance subsidiaries remain liable to policyholders even if they are unable to make recoveries that they believe they are entitled to receive under their reinsurance contracts. With respect to long-tail coverages, the creditworthiness of the Company’s reinsurers may change before it can recover amounts to which it is entitled. If a reinsurer is unable to meet any of its obligations to the Company, it would be responsible for all claims and claim settlement expenses for which it would have otherwise received payment from the reinsurer. If the Company is unable to collect amounts recoverable from reinsurers, its business, financial condition and results of operations would be adversely affected.

The Company’s status as a holding company with no direct operations could adversely affect its liquidity and its ability to service debt and pay dividends.

Old Republic is an insurance holding company with no operations of its own that transacts business through its operating subsidiaries. Old Republic’s primary assets are the investments in these operating subsidiaries, and substantially all of the Company’s assets consist of those used for the business conducted by its insurance subsidiaries. Old Republic relies upon dividends and interest from these subsidiaries in order to pay the interest and principal on its debt obligations, dividends to shareholders, and corporate expenses.

The payment of dividends by the Company’s insurance subsidiaries is restricted by state insurance laws or subject to approval of the insurance regulatory authorities in the jurisdictions in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations and the ability of an insurer to pay dividends to its shareholders. The specific rules governing the payment of dividends by the Company’s insurance subsidiaries vary from jurisdiction to jurisdiction. The Company’s insurance subsidiaries are domiciled in many different jurisdictions. Generally, the insurance subsidiaries are prohibited from paying dividends to the holding company in excess of either the greater or lesser of (depending upon the state involved) 10% of statutory surplus or a portion of statutory net income, without the prior approval of the applicable insurance regulatory authority. Dividends declared during the fiscal years ended December 31, 2020, 2019 and 2018 to the holding company by its subsidiaries amounted to $472.4 million, $399.5 million and $412.3 million, respectively. There can be no assurance that the Company’s subsidiaries will be able to continue to pay such dividends to us in the future. If the Company’s subsidiaries are unable to pay dividends to the holding company in amounts necessary to satisfy existing obligations, the Company’s ability to service its debt and pay dividends to its shareholders would be adversely affected.

Old Republic may not be able to maintain paying dividends at current rates, or at all.

Old Republic has a long history of paying regular quarterly dividends and in recent years has paid special dividends. Any determination to pay either type of dividend to the Company’s stockholders in the future will be at the discretion of the board of directors and will depend on the Company’s results of operations, financial condition and other factors deemed relevant by the board of directors. Old Republic’s ability to pay dividends depends largely on the Company’s subsidiaries’ earnings and operating capital requirements, and is subject to regulatory and other constraints of the subsidiaries, including the effect of any such dividends or distributions on the AM Best rating or other ratings of the insurance subsidiaries. In addition, the Company may choose to retain capital to support growth or further mitigate risk, instead of returning excess capital to its shareholders. As a result, there can be no assurance that Old Republic will be able to maintain paying dividends as it has in the past.

Technology breaches or failures, including cybersecurity incidents, could disrupt the Company’s operations, result in the loss of critical and confidential information and expose the Company to additional liabilities, which could adversely affect its reputation and results of operations.

To perform day to day operations as well as communicate with customers, business partners and other stakeholders, the Company depends upon an array of digital technologies. The Company’s business depends on effective information systems and the integrity and timeliness of the data its information systems use to run its business. The Company uses computer systems to store, retrieve, evaluate and make use of customer, employee, and company data and information. Some internal processes, in turn, rely upon third-party systems and tools. This combination of resources allow business units to provide insurance quotes, process premium payments, make changes to existing policies, file and pay claims, provide customer support, execute transactions and manage investment portfolios. In addition, the Company routinely transmits, receives and stores personal, confidential and proprietary information by email and other electronic means. Although the Company attempts to keep this information confidential, it may be unable to do so in all events, especially with clients, vendors, service providers, and other third parties.

The Company’s systems have in the past been, and will likely continue to be, subjected to cyber threats and other computer related intrusions. Like other large companies, Old Republic is a target of potential cyber and other security threats and must continuously monitor and develop information technology networks and infrastructure to prevent, detect, address and mitigate the risk of threats to data and systems, including malware and computer virus attacks, ransomware, unauthorized access, misuse, denial-of-service attacks, system failures and disruptions. In some cases, such unauthorized access may not be immediately detected and can remain undetected for some time, increasing the severity of the incident. There is no assurance that the Company’s security measures, including information security policies, will provide fully effective protection from such events. Any such cyber incident could have a material adverse effect on the Company’s business, financial condition and results of operations.

Any information security breach of systems or services or breach of a third-party vendor or services provider that results in the loss or unauthorized access of sensitive data could disrupt the Company’s ability to conduct business operations during recovery and any remediation period. In the event of a cyber-attack or other information security incident, systems may be inaccessible to employees, customers or business partners for an extended period of time and employees may be unable to perform their duties for an extended period of time if data or systems are disabled or destroyed. In addition, a successful cyber-attack or similar information security incident could expose the Company to substantial costs and negative consequences including remediation costs, lost revenues and reputational damage.

Furthermore, Old Republic’s businesses must comply with laws and regulations enacted by U.S. federal and state governments, as well as laws enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. The compromise of personal, confidential or proprietary information could expose the Company to liability under federal and state laws, and subject it to litigation and investigations and result in reputational harm, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may suffer losses from litigation, which could materially and adversely affect its financial condition and business operations.

Like other large insurance companies, Old Republic continually faces risks associated with litigation of various types, including claims litigation arising in the ordinary course, corporate litigation, and disputes relating to bad faith allegations that could result in the Company incurring losses in excess of policy limits. The Company typically is a party to a variety of litigation matters throughout the year. Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to the Company, there exists the possibility of a material adverse impact on its results of operations and financial position in the period in which the outcome occurs. Even if an unfavorable outcome does not materialize, the Company still may face substantial expense and disruption associated with the litigation.

The Company competes with a large number of companies in the insurance industry for premium revenues.

Each of the Company's lines of continuing insurance business is highly competitive and is likely to remain so for the foreseeable future. The Company faces competition from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than it is and that have significantly greater financial, marketing, management and other resources. The Company may also face competition from new sources of capital such as institutional investors seeking access to the insurance market, sometimes referred to as alternative capital, which may depress pricing or limit the Company’s opportunities to write business. The emergence of insurtech companies and other companies that may seek to write business without the appropriate regard for risk and profitability may lead to increased competition for premiums. All of these increases in competition threaten to reduce demand for the Company’s insurance products, reduce its market share and growth prospects, and potentially reduce the Company’s premium revenues and profitability.

If the Company is unable to keep pace with the technological advancements in the insurance industry, its ability to compete effectively could be impaired.

The Company’s operations rely upon complex and expensive information technology systems for interacting with policyholders, brokers and other business partners. The pace at which information systems must be upgraded is continually increasing, requiring an ongoing commitment of significant resources to maintain or upgrade to current standards. Many of the Company’s operating subsidiaries maintain separate IT systems. The Company will need to continue to develop and maintain information technology systems that will allow its insurance subsidiaries to compete effectively. The development of new technologies may result in the Company being competitively disadvantaged if it is unable to upgrade its systems in a timely manner. If the Company is unable to keep pace with the advancements being made in technology, the Company’s ability to compete with other insurance companies that have more advanced technological capabilities will be negatively affected. Further, if the Company is unable to effectively update or replace its key legacy technology systems as they become obsolete or as emerging technology renders them competitively inefficient, the Company’s competitive position and its cost structure could be adversely affected.

Old Republic is subject to extensive governmental regulation, and if the Company fails to comply with these regulations, it can be subject to penalties, including fines and suspensions, which may adversely affect the Company’s realization of its business objectives as well as its financial condition, results of operations and reputation.

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each state and territory in which the Company does business, relate to, among other things, policy forms, premium rates, capital requirements, licensing, investments, policy limits, accounting methods and reserving.

State insurance departments also conduct periodic examinations of the conduct and affairs of insurance companies and require the filing of annual, quarterly and other reports relating to financial condition, holding company issues and other matters. At any given time, governmental agencies are examining or investigating certain of the Company’s operations. These include examinations or investigations of market conduct, competitive practices and other regulatory compliance matters. Changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect the Company’s ability to operate its business as currently conducted and adversely affect or inhibit Old Republic’s ability to achieve some or all of its business objectives.

Regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, the Company follows practices based on its interpretations of regulations or practices that it believes may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If the Company does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, insurance regulatory authorities could initiate investigations or other proceedings, fine the Company, preclude or temporarily suspend the Company from carrying on some or all of its activities or otherwise penalize the Company. This could adversely affect the Company’s ability to operate its business.

In addition to regulations specific to the insurance industry, as a public company, Old Republic is also subject to the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange (NYSE), each of which regulate many areas such as financial and business disclosures, corporate governance and shareholder matters. Old Republic is also subject to the corporation laws of Delaware, its state of incorporation. At the federal level, among other laws, the Company is subject to the Sarbanes-Oxley Act and the Dodd-Frank Act, each of which regulate corporate governance, executive compensation and other areas, as well as laws relating to federal trade restrictions, privacy/data security and terrorism risk insurance laws. The Company monitors these laws, regulations and rules to assess the Company’s compliance and make appropriate changes as necessary. Implementing such changes may require adjustments to the Company’s business methods, increases to its costs and other changes that could cause the Company to be less competitive in the industry.

RISKS RELATING TO GENERAL INSURANCE

Catastrophic losses, including those caused by natural disasters such as earthquakes or man-made events such as terrorist attacks, are inherently unpredictable and could cause the Company to suffer material financial losses.

While the General Insurance segment does not have a meaningful exposure to homeowners or other real property coverages, the casualty or liability insurance it underwrites creates exposure to claims arising out of catastrophes. The two principal catastrophe exposures are earthquakes and acts of terrorism in areas where there are large concentrations of employees of an insured employer or other individuals who could potentially be injured and assert claims against an insured under workers' compensation policies. Collateral damage to property or persons from acts of terrorism and other calamities could also expose general liability policies.

Following the September 11, 2001 terrorist attack, the reinsurance industry eliminated coverage from substantially all reinsurance contracts for claims arising from acts of terrorism. As discussed elsewhere in this report, the U.S. Congress subsequently passed TRIA, TRIREA, and TRIPRA legislation that required primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies. Although these programs established a temporary federal reinsurance program through December 31, 2027, primary insurers like the Company’s general insurance subsidiaries retain significant exposure for terrorist act-related losses.

Since January 1, 2005, the Company has maintained maximum treaty reinsurance coverage of up to $200 million for workers' compensation exposures. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Therefore, it is possible that in the event of a catastrophe such as an earthquake that could lead to the death or injury of a large number of persons concentrated in a single place, the Company could experience significant non-reinsured losses if the losses exceeded its reinsurance coverage, which could materially and adversely affect the Company’s financial condition and results of operations.

In addition, natural events such as the COVID-19 pandemic can have a particular impact on certain business lines. For example, the General Insurance segment writes workers’ compensation business covering the continuing care industry, which has been adversely affected by the pandemic. The impact of the pandemic on covered individuals in this sector could cause the Company to experience increased claims and losses, which could also materially and adversely affect the Company’s financial condition and results of operations.

Current economic conditions could adversely affect the Company’s financial condition and results of operations.

Negative trends in employment rates can adversely affect Old Republic’s workers’ compensation business. If the Company’s customers reduce their workforce levels, the level of workers’ compensation insurance coverage they require and, as a result the premiums that the Company charges, would be reduced, and if the customer ceases operations, it will not renew its policy. For example, the pandemic's impact on employment levels, businesses, and other economic activities contributed to a reduction in net written and earned premium and fee revenues in the General Insurance segment for the year ended December 31, 2020. If the pandemic continues unabated, or current economic conditions do not improve, Old Republic could experience future decreases in business activity, which could have an adverse effect on the Company’s financial condition and results of operation.

If the Company is not able to obtain reinsurance on favorable terms, its business, financial condition and results of operations could be adversely affected.

Reinsurance is a contractual arrangement whereby one insurer (the reinsurer) assumes some or all of the risk exposure written by another insurer (the reinsured). The Company depends on reinsurance to manage its risks both in terms of the amount of coverage it is able to write, the amount it is able to retain for its own account, and the price at which the Company is able to write it. The availability of reinsurance and its price, however, are generally determined in the reinsurance market by conditions beyond the Company’s control.

Because reinsurance does not relieve the Company of its primary liability to insureds in the event of a loss, the ability of reinsurers to honor their counterparty obligations to the Company represents credit risk. The Company attempts to mitigate this risk by limiting reinsurance placements to those reinsurers it considers the best credit risks. In recent years, however, there has been an ever decreasing number of acceptable reinsurers. There can be no assurance that the Company will be able to find the desired or even adequate amounts of reinsurance at favorable rates from acceptable reinsurers in the future. If unable to do so, the Company would have greater exposure to catastrophic losses and be forced to reduce the volume of business written or retain increased amounts of liability exposure. In either case, any reduction or other changes in the Company’s reinsurance could adversely affect the Company's business, results of operations, and financial condition.

Losses due to defaults by insureds with which the Company has entered into risk sharing arrangements could adversely affect its profitability.

A significant amount of Old Republic's liability and workers' compensation business, particularly for large commercial insureds, is written on the basis of risk sharing underwriting methods. These methods may include the use of large deductibles, captive insurance risk retentions, or other arrangements by which the insureds effectively retain and fund all or a portion of the losses experience. An insured’s financial strength and ability to pay are carefully evaluated as part of the underwriting process and monitored periodically thereafter. In addition, the exposure retained by an insured is estimated and collateralized based on a credit analysis and evaluation. Because the Company is primarily liable for losses incurred under its policies, the failure or inability of insureds to honor their retained liability represents a credit risk. If the Company incorrectly estimates the proper amount of collateral or if there is an impediment to the Company accessing that collateral, it could have a material adverse effect on the General Insurance segment’s profitability, results of operation and financial condition.

RISKS RELATING TO TITLE INSURANCE

The Title segment’s products and services and claims experience may suffer as a result of deteriorations in the real estate market.

Demand for the products and services provided by the Title segment is generally dependent on the strength of the real estate market and the frequency of real estate transactions. If real estate market conditions and real estate values decline, the number of real estate transactions may decrease, as a result of high or increasing mortgage interest rates and limited or decreasing availability of credit, including commercial and residential mortgage funding. Historically, increasing foreclosure activity has led to an increase in claims. These factors may adversely affect both net premiums and fees earned and profitability in the segment.

A significant portion of the Title segment’s business is generated by independent title agents and underwritten insurance companies. If this segment’s products and services become less attractive to these independent title agents, or if there is a decrease in the amount of title industry business placed by independent title agents, it could have a material adverse impact on this segment.

For the year ended December 31, 2020, approximately $2.4 billion or 75% of the Title segment’s consolidated premium and related fee income was produced by independent title agents. The other three large national title insurers generate a higher percentage of their business through employees or owned insurance agencies. Independent title agents can direct business to any title insurer, whereas owned agencies will typically direct business solely to their parent or affiliated title insurers. If the products and services provided by competitors are more attractive to independent title agents, or if the number of, or amount of business produced by, independent title agents decreases, the segment’s business may be adversely affected.

Because independent title agents issue a significant portion of the Title segments policies and operate with substantial independence from the business, the independent operations of these title agents could adversely affect the financial condition and profitability of this segment.

The Title segment issues a significant portion of its policies through title agents that operate largely independently and without direct supervision. The independent agents typically perform title searches and examinations and make underwriting decisions for which the Title segment bears the risk. The activities of these independent title agents are governed by contract. While the Title business has policies to audit and monitor their activities, there is no guarantee that these title agents will fulfill their contractual obligations. For example, an independent agent may issue a policy that is in excess of contractual limits or the independent title agent may not adhere to required underwriting standards. The Title segment’s contracts with agents generally limit an agent’s liability for losses. However, under certain circumstances, the segment may be liable to third parties for actions (including defalcations) or omissions of these agents. In certain states a title insurer may be held liable for the actions or omissions of its agents in those states, regardless of contractual limitations imposed on an agent’s activities. As a result, the use of independent title agents could result in increased claims and an increase in other costs and expenses.

Regulation of title insurance rates could adversely affect the Title segment.

Title insurance rates are subject to extensive regulation, which varies from state to state. In many states the approval of the applicable state insurance regulator is required prior to implementing a rate change. These regulations could hinder the Title segment’s ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect its results of operations, particularly in a rapidly declining market.

Florida represents approximately 19% of the Title segment consolidated premium and related fee income, respectively. The Title segment’s business may be adversely affected by business or regulatory conditions that disproportionately affect Florida.

Florida is the largest source of revenue for the Title segment. In the aggregate in 2020, Florida accounted for approximately 19% of total segment consolidated premium and related fee income. As a result of the significant income associated with this state, the Title segment is exposed to adverse business or regulatory conditions that significantly or disproportionally affect this state. For example, a declining business climate or real estate market that is localized in this state could have an adverse effect on the segment’s results of operations. Adverse regulatory developments, including reductions in rates or increased regulatory or capital requirements in this state could similarly adversely affect the segment’s business, financial condition and results of operations.

Because the Company does not obtain reinsurance on certain large commercial title policies, a title failure or other claim on such a policy could adversely affect the Title segment and the Company.

The Title segment’s commercial business involves the issuance of title policies on commercial properties. Policies insuring title on large commercial properties (or aggregations of many smaller properties) may have policy exposure extending into the hundreds of millions of dollars. Historically, the segment has not obtained reinsurance on its large commercial policies. Given the large policy limits, a significant loss on one of these policies would have a material adverse effect on the Title segment and the Company.

RISKS RELATING TO THE RFIG-RUNOFF SEGMENT

A failure to adequately reserve for losses could materially adversely affect the RFIG Run-off segment.

The Company establishes reserves for losses and loss adjustment expenses for its RFIG Run-off segment based upon loans reported by mortgage servicers to be in default, as well as estimates of those in default but not yet reported. The reserves are best estimates by management and take into consideration many variables including the number of reported defaults, the payment status of those defaults, the segment’s historical loss data and management’s assumptions and expectations regarding future trends in housing and mortgage markets, unemployment rates and the economy in general.

Estimating reserves for mortgage guaranty exposures is an inherently uncertain process insofar as it is based on information reported by third parties and is subject to changes in economic conditions which could have a material impact on ultimate losses and loss adjustment expenses. See “Old Republic’s loss reserves are based on estimates and if its loss reserves prove to be inadequate to cover its actual insured losses, Old Republic’s business, financial condition and results of operations could be adversely affected” above.

Claim reserve estimates for the RFIG Run-off segment rely on the accuracy and timeliness of information provided by mortgage servicers with regards to the number and payment status of mortgage loans in default. Inaccuracies or delays in the reporting of default information could adversely affect the level of carried reserves or the timing in which such reserves or changes therein are recorded. With regard to changes in economic trends and conditions, periods of sustained economic distress such as those experienced during the Great Recession of 2007-2012 or, more recently, by the adverse economic effects of the COVID-19 pandemic, subject estimates of loss reserves to an even greater degree of uncertainty and volatility.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) introduced foreclosure moratoriums and established a forbearance option for borrowers suffering hardships induced by the pandemic. The RFIG Run-off segment loss reserves take into account expectations regarding the potential mitigating effects of the foreclosure moratoriums and loan forbearance provisions of the CARES Act and other loss mitigation programs implemented by mortgage servicers and governmental agencies which have oversight over mortgage servicing. The impact of the CARES Act or similar loss mitigation programs and efforts on the segment’s ultimate claim costs is unknown and will likely depend on the duration and severity of the pandemic.

As a result of these risk factors the rate and severity of actual losses could prove to be greater than expected and could require the Company to effect substantial increases in its loss reserves. Depending upon the magnitude, such increases could have a material adverse impact on the segment’s capital position and the Company's consolidated results of operations and financial condition. There can be no assurance that the actual losses for the RFIG segment will not be materially greater than previously established loss reserves.

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

Item 3 - Legal Proceedings

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At December 31, 2020, the Company had no material non-claim litigation exposures in its consolidated business.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". As of January 31, 2021, there were 2,090 registered holders of the Company's Common Stock. See Note 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five Year Performance Graphs for Common Stock

The following table, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2020. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following table has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2020)

	Dec 15	Dec 16	Dec 17	Dec 18	Dec 19	Dec 20
ORI	$100.00	$106.21	$124.13	$130.15	$153.25	$141.53
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	112.86	125.93	107.33	137.21	127.18

The Peer Group which has been approved by the Compensation Committee of the Company's Board of Directors consists of the following publicly held corporations with which the Company competes in various regards: American Financial Group, Inc., American International Group, Inc., W.R. Berkley Corporation, Chubb Limited, Cincinnati Financial Corporation, CNA Financial Corporation, Fidelity National Financial, Inc., First American Financial Corporation, The Hartford Financial Services Group, Inc., Stewart Information Services Corporation, and The Travelers Companies, Inc.

Item 6 - Selected Financial Data ($ in millions, except share data)

December 31:	2020	2019	2018	2017	2016
FINANCIAL POSITION:
Cash and Invested Assets (a)	$15,535.3	$14,527.4	$13,187.4	$13,536.4	$12,995.8
Other Assets	7,279.9	6,548.9	6,139.6	5,867.1	5,595.7
Total Assets	$22,815.2	$21,076.3	$19,327.1	$19,403.5	$18,591.6

Liabilities, Other than Debt	$15,662.0	$14,102.1	$13,199.4	$13,221.5	$12,602.2
Debt	966.4	974.0	981.4	1,448.7	1,528.7
Total Liabilities	16,628.5	15,076.1	14,180.8	14,670.2	14,130.9
Preferred Stock	—	—	—	—	—
Common Shareholders' Equity	6,186.6	6,000.1	5,146.2	4,733.3	4,460.6
Total Liabilities and Shareholders' Equity	$22,815.2	$21,076.3	$19,327.1	$19,403.5	$18,591.6

Total Capitalization (b)	$7,153.1	$6,974.2	$6,127.6	$6,182.0	$5,989.4

Years Ended December 31:	2020	2019	2018	2017	2016
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned (e)	$6,737.8	$6,241.1	$5,940.9	$5,769.1	$5,537.5
Net Investment and Other Income	570.2	583.3	553.5	511.7	494.3
Investment Gains (Losses) (c)	(142.0)	636.1	(235.6)	211.6	72.8
Net Revenues (e)	7,166.0	7,460.5	6,258.8	6,492.4	6,104.7
Benefits, Claims, and
Settlement Expenses	2,491.4	2,572.7	2,460.7	2,478.8	2,347.9
Underwriting and Other Expenses (e)	3,986.1	3,565.4	3,359.9	3,288.1	3,070.8
Pretax Income (Loss)	688.4	1,322.4	438.1	725.4	686.0
Income Taxes (Credits)	129.7	265.9	67.5	164.8	219.0
Net Income (Loss)	$558.6	$1,056.4	$370.5	$560.5	$466.9

COMMON SHARE DATA:
Net Income (Loss):
Basic	$1.87	$3.52	$1.26	$2.14	$1.80
Diluted	$1.87	$3.51	$1.24	$1.92	$1.62

Dividends: Cash (d)	$1.84	$1.80	$.78	$1.76	$.75

Book Value	$20.75	$19.98	$17.23	$17.72	$17.16

Common Shares (thousands):
Outstanding	304,122	303,652	302,714	269,238	262,719

Average: Basic	298,407	299,885	294,248	262,114	259,429
Diluted	298,898	301,227	301,016	299,387	296,379
__________

(a)    Consists of cash, investments and accrued investment income.
(b)    Total capitalization consists of debt, preferred stock, and common shareholders' equity.
(c)    Effective January 1, 2018, includes unrealized gains and losses from changes in fair value of equity securities.
(d)    In December 2020, the Board declared a special cash dividend of $1.00 per share payable on January 15, 2021. In September 2019, the Company paid a special cash dividend of $1.00 per share. In late December 2017, the Board declared a special cash dividend of $1.00 per share which was paid on January 31, 2018.
(e)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the presentation adopted in 2020. See Note 1(c) to the accompanying Notes to Consolidated Financial Statements.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI" or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG Run-off Business. A small life and accident insurance business, accounting for .2% of consolidated operating revenues for the year ended December 31, 2020 and .6% of consolidated assets as of that date, is included within the corporate and other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP largely to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases, most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements is guidance recently issued by the FASB relative to recognition and measurement of financial instruments including the addition of equity security unrealized gains and losses in periodic income statements, lease accounting, and accounting for credit losses on financial instruments, all of which are discussed further in the Notes to Consolidated Financial Statements.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

Years Ended December 31:	2020	2019	2018
Pretax income (loss)	$688.4	$1,322.4	$438.1
Pretax investment gains (losses)	(142.0)	636.1	(235.6)
Pretax income (loss) excluding investment gains (losses)	$830.4	$686.2	$673.7

Net income (loss)	$558.6	$1,056.4	$370.5
Net of tax investment gains (losses)	(112.1)	502.2	(185.9)
Net income (loss) excluding investment gains (losses)	$670.8	$554.2	$556.4

PER DILUTED SHARE

Years Ended December 31:	2020	2019	2018
Net income (loss)	$1.87	$3.51	$1.24
Net of tax investment gains (losses)	(.37)	1.67	(.62)
Net income (loss) excluding investment gains (losses)	$2.24	$1.84	$1.86

SHAREHOLDERS' EQUITY

December 31:		2020	2019
Shareholders' equity: Total		$6,186.6	$6,000.1
Per Common Share		$20.75	$19.98

Growth in 2020's net income, exclusive of all investment gains and (losses) was driven by greater profitability in both the General and Title Insurance segments. Overall, the business produced a consolidated combined ratio of 93.3%, improved from 95.3% and 94.9% registered in 2019 and 2018, respectively. Total and per share net income continue to be significantly impacted by changes in the fair value of equity securities.

The COVID-19 pandemic and the associated governmental responses continued to have a widespread impact on the U.S. economy. A majority of Old Republic's approximately 9,000 associates are working remotely. The pandemic's impact on employment levels, businesses, and other economic activities contributed to a slight reduction in earned premiums in the General Insurance segment. The Title Insurance segment experienced strong growth in premium and fee revenues. The RFIG Run-off business produced a small underwriting loss due to elevated delinquencies and the continuing decline in net earned premiums.

Net investment income decreased in 2020 as the ongoing moderate growth in the invested asset base was more than offset by lower investment yields whereas 2019 investment income growth was fueled by higher dividends on equity securities. Financial market performance experienced significant volatility and reductions in market values in the last several weeks of 2020's first quarter, but continued to improve throughout the remainder of the year. The favorable valuation of the investment portfolio, coupled with positive earnings, outpaced cash dividends to shareholders, resulting in book value per share rising to $20.75 at December 31, 2020 compared to $19.98 at December 31, 2019.

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

Old Republic's business is necessarily managed for the long run. In this context management's key objectives are to achieve a continuous, long-term improvement in operating results, and to ensure balance sheet strength for the primary needs of the insurance subsidiaries' underwriting and related services business. In this view, the evaluation of periodic and long-term results excludes consideration of all investment gains and (losses). Under GAAP, however, net income (loss), which includes all specifically defined realized and unrealized investment gains and (losses), is the measure of total profitability.

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

FINANCIAL HIGHLIGHTS
				% Change
				2020	2019
Years Ended December 31:	2020	2019	2018	vs. 2019	vs. 2018
SUMMARY INCOME STATEMENTS (a):
Revenues:
Net premiums and fees earned	$6,737.8	$6,241.1	$5,940.9	8.0%	5.1%
Net investment income	438.9	450.7	431.8	(2.6)	4.4
Other income	131.2	132.6	121.6	(1.0)	9.0
Total operating revenues	7,308.0	6,824.4	6,494.4	7.1	5.1
Investment gains (losses):
Realized from actual transactions	14.2	38.6	58.2
Realized from impairments	—	(2.0)	—
Unrealized from changes in fair value of equity securities	(156.2)	599.5	(293.8)
Total investment gains (losses)	(142.0)	636.1	(235.6)
Total revenues	7,166.0	7,460.5	6,258.8
Operating expenses:
Claim costs	2,491.4	2,572.7	2,460.7	(3.2)	4.5
Sales and general expenses	3,942.4	3,525.4	3,317.7	11.8	6.3
Interest and other costs	43.7	40.0	42.2	9.1	(5.2)
Total operating expenses	6,477.5	6,138.1	5,820.7	5.5%	5.5%
Pretax income (loss)	688.4	1,322.4	438.1
Income taxes (credits)	129.7	265.9	67.5
Net income (loss)	$558.6	$1,056.4	$370.5

COMMON STOCK STATISTICS:
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$2.24	$1.85	$1.89	21.1%	(2.1)%
Net investment gains (losses):
Realized from actual transactions and impairments	0.04	0.10	0.16
Unrealized from changes in fair value of equity securities	(0.41)	1.57	(0.79)
Basic net income (loss)	$1.87	$3.52	$1.26
Diluted net income (loss) excluding investment gains (losses)	$2.24	$1.84	$1.86	21.7%	(1.1)%
Net investment gains (losses):
Realized from actual transactions and impairments	0.04	0.10	0.15
Unrealized from changes in fair value of equity securities	(0.41)	1.57	(0.77)
Diluted net income (loss)	$1.87	$3.51	$1.24
Cash dividends on common stock (b)	$1.84	$1.80	$0.78
Book value per share	$20.75	$19.98	$17.23	3.9%	16.0%

(a) Certain reclassification adjustments were made to increase 2019 and 2018 periods' net premiums and fees earned with a corresponding increase to sales and general expenses to conform all prior periods to the presentation adopted in 2020. See Note 1(c) to the accompanying Notes to Consolidated Financial Statements. (b) Includes special cash dividends of $1.00 per share declared in December 2020 and September 2019.

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

	Major Segmented and Consolidated
	Elements of Income (Loss)
				2020	2019
Years Ended December 31:	2020	2019	2018	vs. 2019	vs. 2018
A. Net premiums, fees, and other income (d):
General insurance	$3,394.2	$3,432.4	$3,277.1	(1.1)%	4.7%
Title insurance	3,286.3	2,736.0	2,573.1	20.1	6.3
Corporate and other	12.0	13.4	14.6	(10.0)	(8.8)
Other income	131.2	132.6	121.6	(1.0)	9.0
Subtotal	6,823.9	6,314.4	5,986.6	8.1	5.5
RFIG run-off business (c)	45.1	59.2	75.9	(23.8)	(22.0)
Consolidated	$6,869.1	$6,373.7	$6,062.5	7.8%	5.1%

B. Underwriting and related services income (loss):
General insurance	$151.8	$84.9	$91.2	78.8%	(6.9)%
Title insurance	305.8	193.4	185.1	58.0	4.6
Corporate and other	(17.0)	(15.5)	(21.9)	(9.5)	29.1
Subtotal	440.5	262.8	254.3	67.6	3.4
RFIG run-off business (c)	(5.3)	12.7	29.7	(142.3)	(57.3)
Consolidated	$435.2	$275.6	$284.0	57.9%	(3.0)%
C. Consolidated underwriting ratio (d):
Claim ratio	37.0%	41.2%	41.4%
Expense ratio	56.3	54.1	53.5
Combined ratio	93.3%	95.3%	94.9%

D. Net investment income:
General insurance	$352.2	$356.4	$341.0	(1.2)%	4.5%
Title insurance	42.0	41.4	38.8	1.3	6.6
Corporate and other	29.4	35.1	31.7	(16.2)	10.7
Subtotal	423.6	433.0	411.7	(2.2)	5.2
RFIG run-off business	15.2	17.6	20.1	(13.4)	(12.6)
Consolidated	$438.9	$450.7	$431.8	(2.6)%	4.4%
E. Interest and other charges (credits):
General insurance	$64.2	$71.1	$68.3
Title insurance	3.8	4.1	4.6
Corporate and other (a)	(24.3)	(35.2)	(30.6)
Subtotal	43.7	40.0	42.2
RFIG run-off business	—	—	—
Consolidated	$43.7	$40.0	$42.2	9.1%	(5.2)%

F. Segmented and consolidated pretax
income (loss) excluding investment
gains (losses)(B+D-E):
General insurance	$439.8	$370.2	$363.9	18.8%	1.7%
Title insurance	344.0	230.8	219.3	49.0	5.2
Corporate and other	36.7	54.8	40.4	(33.1)	35.5
Subtotal	820.5	655.9	623.8	25.1	5.2
RFIG run-off business (c)	9.8	30.3	49.9	(67.4)	(39.3)
Consolidated	830.4	686.2	673.7	21.0%	1.9%
Income taxes (credits) on above (b)	159.6	132.0	117.2
G. Net income (loss) excluding
investment gains (losses)	670.8	554.2	556.4	21.0%	(0.4)%
H. Consolidated pretax investment gains (losses):
Realized from actual transactions and impairments	14.2	36.6	58.2
Unrealized from changes in fair value of equity securities	(156.2)	599.5	(293.8)
Total	(142.0)	636.1	(235.6)
Income taxes (credits) on above	(29.8)	133.8	(49.6)
Net of tax investment gains (losses)	(112.1)	502.2	(185.9)
I. Net income (loss)	$558.6	$1,056.4	$370.5
J. Consolidated operating cash flow	$1,185.0	$936.2	$760.5

(a) Includes consolidation/elimination entries. (b) The effective tax rates applicable to pretax income excluding investment gains and (losses) were 19.2%, 19.2% and 17.4% for the years ended December 31, 2020, 2019 and 2018, respectively. (c) See Note (a) in RFIG Run-off Results. (d) Certain reclassification adjustments were made to increase 2019 and 2018 periods' net premiums and fees earned with a corresponding increase to sales and general expenses to conform all prior periods to the presentation adopted in 2020. See Note 1(c) to the accompanying Notes to Consolidated Financial Statements.

General Insurance Segment Results

	General Insurance Summary Operating Results
				% Change
				2020	2019
Years Ended December 31:	2020	2019	2018	vs. 2019	vs. 2018
Net premiums written	$3,431.3	$3,469.0	$3,380.4	(1.1)%	2.6%
Net premiums earned	3,394.2	3,432.4	3,277.1	(1.1)	4.7
Net investment income	352.2	356.4	341.0	(1.2)	4.5
Other income	130.3	131.9	121.3	(1.2)	8.8
Operating revenues	3,876.8	3,920.8	3,739.4	(1.1)	4.8
Claim costs	2,372.0	2,464.6	2,365.8	(3.8)	4.2
Sales and general expenses	1,000.7	1,014.7	941.3	(1.4)	7.8
Interest and other costs	64.2	71.1	68.3	(9.7)	4.1
Operating expenses	3,436.9	3,550.5	3,375.5	(3.2)	5.2
Segmented pretax operating income (loss)	$439.8	$370.2	$363.9	18.8%	1.7%

Claim ratio	69.9%	71.8%	72.2%
Expense ratio	25.6	25.7	25.0
Combined ratio	95.5%	97.5%	97.2%
__________________
    Effective July 1, 2019, the results of the CCI run-off business are being classified in the General Insurance Segment for and all future periods.

General Insurance net premiums earned were down slightly for 2020. The economic impacts of the COVID-19 pandemic and tightened underwriting standards were mitigated by strong premium rate increases for most insurance products. Declining workers' compensation and general liability premiums were largely offset by rising premiums in commercial auto, financial indemnity and property coverages. With few exceptions, 2019 premiums grew for most types of coverages and markets served. The largest contributions principally stemmed from commercial automobile (trucking), national accounts, and executive indemnity coverages. Net investment income decreased by 1.2% for 2020 and increased by 4.5% in 2019.

The consolidated General Insurance claim ratio generally trended down in all periods presented and for 2020 was primarily driven by better performance in most coverages, primarily due to prior periods' favorable reserve developments. Expense ratios remained relatively consistent with the comparable 2019 and 2018 periods and are generally reflective of ongoing coverage mix dynamics and the variability of sales and general expenses among such coverages. Together, these factors produced significantly greater pretax operating income for 2020.

The following table shows recent annual claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	73.0%	0.3%	72.7%
2017	71.8	0.7	71.1
2018	72.2	—	72.2
2019	71.8	0.4	71.4
2020	69.9%	(0.8)%	70.7%

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

Title Insurance Segment Results

	Title Insurance Summary Operating Results (a)
				% Change
				2020	2019
Years Ended December 31:	2020	2019	2018	vs. 2019	vs. 2018
Net premiums and fees earned (a)	$3,286.3	$2,736.0	$2,573.1	20.1%	6.3%
Net investment income	42.0	41.4	38.8	1.3	6.6
Other income	0.9	0.7	0.3	39.1	80.2
Operating revenues	3,329.3	2,778.1	2,612.4	19.8	6.3
Claim costs	75.3	67.4	48.3	11.8	39.4
Sales and general expenses (a)	2,906.1	2,475.7	2,340.1	17.4	5.8
Interest and other costs	3.8	4.1	4.6	(7.7)	(10.7)
Operating expenses	2,985.3	2,547.3	2,393.1	17.2	6.4
Segmented pretax operating income (loss)	$344.0	$230.8	$219.3	49.0%	5.2%

Claim ratio	2.3%	2.5%	1.9%
Expense ratio	88.4	90.5	90.9
Combined ratio	90.7%	93.0%	92.8%
__________________
(a)    Certain reclassification adjustments were made to increase net premiums and fees earned with a corresponding increase to sales and general expenses of $246.8 and $237.0 in the years ended December 31, 2019 and 2018, respectively. These adjustments were made to conform all prior periods to the presentation adopted in 2020 to reflect such revenues gross of applicable commission expense and had no impact on segmented pretax operating income (loss) in any period presented. See Note 1(c) to the accompanying Notes to Consolidated Financial Statements.

Title Insurance operating revenues were up 19.8% and 6.3% for 2020 and 2019, respectively. This performance was driven by a robust real estate market supported by a continued low interest rate environment, resulting in an increase in home sales and refinance activity. Net investment income increased slightly for 2020 and 6.6% for 2019.

The Title Insurance claim ratio trends reflect the varying effects of favorable development of prior years' claim reserve estimates. Underwriting expense ratios improved in 2020 resulting from greater leverage of this segment's expense structure on significantly higher premium and fee volume. Title Insurance produced significantly greater pretax operating income for 2020.

The following table shows recent annual and interim periods’ claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	3.5%	(1.0)%	4.5%
2017	0.8	(3.0)	3.8
2018	1.9	(1.8)	3.7
2019	2.5	(1.2)	3.7
2020	2.3%	(1.3)%	3.6%

RFIG Run-off Segment Results

	RFIG Run-off Summary Operating Results (a)
				% Change
				2020	2019
Years Ended December 31:	2020	2019	2018	vs. 2019	vs. 2018
A. Mortgage Insurance (MI)
Net premiums earned	$45.1	$58.8	$74.4	(23.3)%	(20.9)%
Net investment income	15.2	17.3	19.2	(12.0)	(9.9)
Claim costs	36.9	32.3	32.1	14.1	0.7
MI pretax operating income (loss)	$9.8	$29.2	$46.7	(66.2)%	(37.3)%

Claim ratio	81.7%	55.0%	43.2%
Expense ratio	30.2	24.8	20.0
Combined ratio	111.9%	79.8%	63.2%

B. Consumer Credit Insurance (CCI) (a)
CCI pretax operating income (loss)	$—	$1.0	$3.2

C. Total MI and CCI run-off business (a)
Segment pretax operating income (loss)	$9.8	$30.3	$49.9	(67.4)%	(39.3)%
__________________
(a)    Results for the CCI run-off are expected to be immaterial in the remaining run-off periods. Effective July 1, 2019, these results have been re-classified to General Insurance for all future periods.

Pretax operating results of RFIG Run-off reflect the expected, continuing drop in net earned premiums from declining risk in force. Claim costs for 2020 reflect greater reserve provisions necessitated by elevated delinquencies and the evolving economic impacts of the COVID-19 pandemic. Investment income declined primarily as a result of a lower invested asset base and lower investment yields.

As shown in the accompanying tables, the 2020 claim ratio reflects the aforementioned increase in reported delinquencies, a declining proportion of which remain under forbearance as compared to earlier 2020 periods. Prior period favorable development is primarily the result of improving trends in claim severity.

Prior to the onset of the COVID-19 pandemic, as indicated in the far right column of the following table, the RFIG Run-off claim ratios had experienced a fairly consistent decline in recent annual periods largely due to a combination of declining new loan defaults and stable-to-improving cure rates for outstanding delinquent loans.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	34.1%	(39.8)%	73.9%
2017	57.6	(38.3)	95.9
2018	43.2	(27.0)	70.2
2019	55.0	(12.5)	67.5
2020	81.7%	(26.5)%	108.2%

Corporate and Other Operating Results

	Corporate and Other Summary Operating Results
				% Change
				2020	2019
Years Ended December 31:	2020	2019	2018	vs. 2019	vs. 2018
Net life and accident premiums earned	$12.0	$13.4	$14.6	(10.0)%	(8.8)%
Net investment income	29.4	35.1	31.7	(16.2)	10.7
Other operating income	—	—	(0.1)	—	31.4
Operating revenues	41.4	48.5	46.3	(14.6)	4.6
Claim costs	7.1	8.8	16.7	(19.7)	(46.7)
Insurance expenses	4.2	4.5	4.8	(6.6)	(6.2)
Corporate, interest and other expenses - net	(6.6)	(19.7)	(15.6)	66.3	(26.4)
Operating expenses	4.7	(6.3)	5.9	174.7	(207.2)
Corporate and other pretax operating income (loss)	$36.7	$54.8	$40.4	(33.1)%	35.5%

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

Summary Consolidated Balance Sheet

	December 31,
	2020	2019
Assets:
Cash and fixed maturity securities	$11,365.1	$10,381.5
Equity securities	4,054.8	4,030.5
Other invested assets	115.3	115.4
Cash and invested assets	15,535.3	14,527.4
Accounts and premiums receivable	1,593.9	1,466.7
Federal income tax recoverable: Current	—	5.7
Reinsurance balances recoverable	4,362.8	3,823.9
Deferred policy acquisition costs	328.0	325.4
Sundry assets	995.0	927.0
Total assets	$22,815.2	$21,076.3

Liabilities and Shareholders' Equity:
Policy liabilities	$2,593.1	$2,419.2
Claim reserves	10,671.0	9,929.5
Federal income tax payable: Current	4.2	—
Deferred	137.3	112.2
Reinsurance balances and funds	725.4	616.0
Debt	966.4	974.0
Sundry liabilities	1,530.8	1,025.1
Total liabilities	16,628.5	15,076.1
Shareholders' equity	6,186.6	6,000.1
Total liabilities and shareholders' equity	$22,815.2	$21,076.3

Cash, Invested Assets, and Shareholders' Equity

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	December 31,			Dec. '20 /	Dec. '19 /
As of December 31:	2020	2019	2018	Dec. '19	Dec. '18
Cash and invested assets:
Fixed maturity securities, cash and other
invested assets	$11,480.4	$10,496.9	$9,806.4	9.4%	7.0%
Equity securities	4,054.8	4,030.5	3,380.9	0.6	19.2
Total per balance sheet	$15,535.3	$14,527.4	$13,187.4	6.9%	10.2%
Total at cost for all	$14,151.6	$13,327.2	$12,950.6	6.2%	2.9%

Composition of shareholders' equity per share:
Equity before items below	$17.73	$17.25	$17.04	2.8%	1.2%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	3.02	2.73	0.19
Total	$20.75	$19.98	$17.23	3.9%	16.0%

Segmented composition of
shareholders' equity per share:
Excluding run-off segment	$19.25	$18.37	$15.73	4.8%	16.8%
RFIG run-off segment	1.50	1.61	1.50
Consolidated total	$20.75	$19.98	$17.23	3.9%	16.0%

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

As of December 31, 2020, the consolidated investment portfolio reflected an allocation of approximately 74% to fixed-maturity (bonds and notes) and short-term investments, and 26% to equity securities (common stock). The fixed-maturity portfolio continues to be the basic anchor for the insurance underwriting subsidiaries' obligations. The maturities are stratified and conservatively matched to the expected timing of future years' payments of those obligations. The quality of the investment portfolio has remained at high levels.

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

	Shareholders' Equity Per Share
	December 31,
	2020	2019	2018
Beginning balance	$19.98	$17.23	$17.72
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	2.24	1.85	1.89
Net of tax realized investment gains (losses)	0.04	0.10	0.16
Net of tax unrealized investment gains (losses) on
securities carried at fair value	0.50	2.53	(1.38)
Total net of tax realized and unrealized
investment gains (losses)	0.54	2.63	(1.22)
Cash dividends (a)	(1.84)	(1.80)	(0.78)
Other	(0.17)	0.07	(0.38)
Net change	0.77	2.75	(0.49)
Ending balance	$20.75	$19.98	$17.23
Percentage change for the period	3.9%	16.0%	-2.8%
__________________
(a)    Includes special cash dividends of $1.00 per share declared in December 2020 and September 2019.

Capitalization

	Capitalization
	December 31,
	2020	2019	2018
Debt:
4.875% Senior Notes due 2024	$397.9	$397.3	$396.8
3.875% Senior Notes due 2026	546.8	546.2	545.7
Other miscellaneous debt	21.7	30.4	38.8
Total debt	966.4	974.0	981.4
Common shareholders' equity	6,186.6	6,000.1	5,146.2
Total capitalization	$7,153.1	$6,974.2	$6,127.6

Capitalization ratios:
Debt	13.5%	14.0%	16.0%
Common shareholders' equity	86.5	86.0	84.0
Total	100.0%	100.0%	100.0%

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments ("OTTI") in the value of fixed maturity investments; b) the recoverability of reinsured outstanding losses; and c) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the pertinent sections of this Management Analysis and are summarized as follows:

(a) Other-than-temporary impairments in the value of fixed maturity investments:

The Company completes a detailed analysis each quarter to assess whether the decline in the value of any fixed maturity investment below its cost basis is deemed other-than-temporary. This assessment is subject to a great deal of judgment and all securities in an unrealized loss position are reviewed. The decline in value of a security deemed OTTI is included as a realized investment loss in the determination of net income and effective January 1, 2020 is established as an allowance for credit loss for financial reporting purposes.

The Company recognized no OTTI adjustments or allowances for credit losses for the year ended December 31, 2020. OTTI adjustments of $2.0 and $— were recorded during the years ended December 31, 2019 and 2018, respectively.

(b) The recoverability of reinsured outstanding losses

Assets consisting of balance sheet date reserve estimates recoverable from assuming reinsurers in future periods as gross losses are settled and paid, are established at the same time as the gross losses are recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts as is discussed below. As of the three most recent year ends, outstanding reinsurance recoverable balances ranged between 31.7% and 34.2% and averaged 32.9% of the related gross reserves. See Part I, Item 1(d) for further discussion regarding recoverability of the Company's reinsurance balances.

(c) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this management analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•The establishment of expected claim ratios for at least the two to five most recent accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail coverages generally include workers' compensation, commercial automobile (trucking) liability, general liability, errors and omissions and directors and officers' liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 94.6% and 95.2%, and averaged 95.0% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 94.4% and 95.0% and averaged 94.7% as of the same dates.

•Loss trends that are considered when establishing the above noted expected claim ratios which take into account such variables as: judgments and estimates relative to premium rate trends and adequacy, current and expected interest rates, current and expected social and economic inflation trends, and insurance industry statistical claim trends. The Company applies these expected claim ratios to earned premiums when estimating the periodic reserve for losses and loss adjustment expenses.

•Loss development factors, expected claim rates and average claim costs, all of which are based on Company and/or industry statistics may also be used to project reported and unreported losses for each accounting period.

Consolidated claim costs developed favorably in the three most recent calendar years. This development had the consequent effect of reducing consolidated annual loss costs for the three most recent years within a range of 1.2% and 3.3%, or by an average of approximately 2.5% per annum. As a percentage of each of these years' consolidated earned premiums and fees, the favorable developments have ranged between .5% and 1.3%, and have averaged 1.0%. The variances in prior years' positive or negative claim developments are further discussed within the Incurred Loss Experience section of this document.

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

COVID-19 PANDEMIC AND OLD REPUBLIC'S BUSINESS

The COVID-19 pandemic and the associated governmental responses (“COVID-19” or “the pandemic”) had a widespread impact on the U.S. economy beginning in the final weeks of March 2020. While that impact continued throughout the year, economic activity increased as activity restrictions intended to reduce or slow the spread of COVID-19 relaxed to a degree. However, recent increases in COVID-19 infection rates illustrate the persistent nature of the pandemic and the likelihood that it will continue to have a significant economic impact in future periods until widespread vaccinations occur.

Old Republic’s continuing response to the pandemic includes many of the significant operational changes instituted earlier this year. A majority of Old Republic's approximately 9,000 associates are working remotely.

The pandemic's impact on employment levels, businesses and other economic activities contributed to a slight reduction in earned premiums in the General Insurance segment. The Title Insurance segment experienced strong growth in premium and fee revenues. The RFIG Run-off business produced a small underwriting loss due to elevated levels of reported delinquencies.

Financial market performance experienced significant volatility and reductions in market values in the last several weeks of 2020's first quarter, but continued to improve throughout the remainder of the year. The favorable valuation of the investment portfolio, coupled with positive earnings, outpaced cash dividends to shareholders, resulting in book value per share rising to $20.75 at December 31, 2020 compared to $19.98 at December 31, 2019.

The economic impacts from the COVID-19 pandemic could affect future premium and fee revenues in the General Insurance and Title Insurance segments, and conversely underwriting expense ratios could rise. In the RFIG Run-off business, future claims experience could depend upon the continued, mitigating effects of loan forbearance programs mandated by the Federal government, and the rate at which employment levels recover as well as trends in home prices and mortgage interest rates. These outcomes notwithstanding, management firmly believes that the Company’s strong financial condition will enable it to weather these challenges, and most importantly allow its insurance subsidiaries to meet their obligations to customers, policyholders and their beneficiaries.

Old Republic - Consolidated

Impact on business operations. Old Republic’s concern for the health of its associates continues to result in the reduction in activity at many of the Company’s offices. Throughout the second half of the year, relaxed governmental restrictions meant that several of Old Republic’s business operations were permitting more associates to return to the office. Even so, most of Old Republic’s associates continue to work remotely. Old Republic experienced no meaningful interruption in its ability to continue to service the needs of customers.

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

Influenced by concerns around COVID-19, U.S. equity markets experienced significant volatility and reductions in market values in the last several weeks of the first quarter. Since then, financial markets have partially rebounded. For the year ended December 31, 2020, the equity portfolio has recognized a $156.2 unrealized loss. Old Republic’s fixed maturity securities portfolio experienced an increase in fair value of $342.7 during the year and no other-than-temporary impairments were identified as of December 31, 2020.

Even with the broad improvement in financial markets, volatility could continue as long as the economy is impacted by COVID-19 and major sectors of the U.S. economy remain under significant pressure. The Company continues to review its fixed maturity investments to monitor the creditworthiness of the issuer. This is especially important in the current environment, where even highly rated issuers are subject to unprecedented stress and certain sectors may be more impacted than others. Old Republic’s portfolio includes exposure to the energy sector, and as a result of reduced energy demand arising from COVID-19, many issuers in this sector are experiencing financial and operating stresses. While these investments remain consistent with the Company’s investment philosophy, they are subject to regular and on-going review.

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

Capital and Liquidity. Old Republic believes that its current liquidity position is sufficient to meet its obligations, including claim payments, operating expenses, interest and scheduled repayments on outstanding indebtedness and expected cash dividend payments. The Company’s ability to meet ongoing obligations is supported not only by premium revenue, but also by the expected interest and dividend income associated with Old Republic’s fixed maturity and equity investments. While dividends associated with certain equity investments have been reduced or eliminated as a result of the pandemic, the Company’s investment income was not materially affected.

Given Old Republic’s current capital and liquidity position, the Company does not currently expect to need to raise additional capital, in the form of either debt or equity, to meet expected future obligations. The Company’s nearest debt maturity is $400.0 of senior notes maturing in October 2024. Old Republic believes that it could access debt capital markets in the present environment on reasonable terms, given the Company’s current debt to total capitalization ratio of 13.5% and expected levels of operating income.

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

General Insurance

Operating environment and product demand. The primary coverages in the General Insurance segment, as measured on year-to-date 2020 net premiums earned, are commercial auto (38.4%), workers’ compensation (25.4%), inland marine and property (8.7%), financial indemnity (8.0%) and general liability (6.0%).

Demand for each of these coverages is related to overall economic conditions and this macroeconomic effect can be compounded (or mitigated) by exposure to sectors that are more (or less) affected by the particular economic environment. For example, premiums associated with workers' compensation coverage typically fall with reductions in payroll. However, the Company’s exposure to many of the most significantly affected sectors, such as small business, hospitality, restaurants and travel, is limited, which reduces to a degree Old Republic’s COVID-19 exposure. During 2020, the impact of COVID-19 on demand for General Insurance products continued to be relatively modest. However, the full impact of the pandemic will not be known until all policy premiums are audited in connection with the annual policy term expiration. The magnitude of the effect of COVID-19 on demand in future periods will continue to depend on the duration and severity of the pandemic.

Claims. Claims experience reflects changes in pricing and risk selection together with variability in loss severity and frequency trends. The overall impact of COVID-19 on 2020 claims experience was not significant as increased workers’ compensation claims were largely offset by reduced frequency and severity of non-COVID related claims.

Claims activity for certain coverages is correlated with U.S. economic activity, therefore claims frequency and severity for these coverages could both be affected by COVID-19. However, as noted below, Old Republic’s risk sharing arrangements should mitigate the negative effects of increases in frequency and severity.

Reserves. Establishing claims reserves for the General Insurance business is a complex and dynamic process that requires a significant amount of judgment in an ordinary operating environment. That process and the judgment involved are made more complicated by the disruptions caused by COVID-19. Old Republic has not made significant changes to reserves or reserving practices during the year. That approach may change as clarity emerges over time about the actual effects of COVID-19 on the various businesses. The Company may adjust its expected claims rates, loss development factors and average claim costs for certain products if those factors look to be significantly impacted by COVID-19. To the extent any such loss development factor adjustments cause a change to reserves, earnings could be impacted in the period of such change.

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

Regulation. Old Republic’s insurance company subsidiaries are subject to on-going regulation by state insurance departments. In response to COVID-19, insurance departments have been active in publishing additional guidance and other regulatory actions that impact the business. This regulatory guidance primarily relates to the collection of premium, the cancellation or non-renewal of policies, presumption of coverage and notice periods relating to claims. These regulatory initiatives did not have a significant impact on Old Republic during 2020.

Title Insurance

Operating environment and product demand. In 2020, net premium and fees earned in the Title segment reached all-time full year highs. Notwithstanding the severe impact on the U.S. economy caused by COVID-19, the demand for title insurance coverage was strong during the year.

The demand for title insurance products is correlated with the strength of the residential and commercial real estate markets. While COVID-19 and the resulting restrictions on in-person gatherings and reduction in business activity had a negative impact on the broader U.S. economy, the residential real estate markets, and thus the demand for title insurance, remained robust during 2020. The impact continues to be felt however in the commercial real estate markets with COVID-19 uncertainties creating a reduction in business activity. Many of the key indicators used to evaluate the Title business, such as open orders, were at elevated levels at December 31, 2020. However, if COVID-19 continues to have a negative effect on the U.S. economy, it could lead to an eventual reduction in demand for our products and lower operating revenues.

Regulation. The housing market and the real estate lending industry are heavily regulated and there have been regulatory responses to the pandemic. These regulatory initiatives include those targeted at aiding consumers, which may ultimately have a significant impact on mortgage lenders and investors in pooled mortgage products. This could decrease the availability of mortgage funding, negatively impacting the housing market and thus the demand for Title insurance. While these initiatives have not had a significant effect on the Title business at December 31, 2020, they may have an increasing effect in subsequent quarters.

Claims. The effects of COVID-19 on the U.S. real estate market did not materially affect claims experience for the year ended December 31, 2020.

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

Regulation. The North Carolina Department of Insurance ("NCDOI") performs regulatory oversight of RMIC and RMGIC. Based on their capital position as of December 31, 2019 and on updated projections as to future operating results and capital levels, RMIC and RMGIC sought and received approval from the NCDOI to pay extraordinary dividends amounting to $37.5 to ORI, its ultimate parent, during the first quarter of 2020. Neither company has paid dividends subsequent to the first quarter of 2020.

Capital. As of December 31, 2020, total statutory capital for the group, inclusive of a contingency reserve, totaled $435.2. Old Republic continually monitors its capital position based on financial estimates of operating results over the remaining run-off period. Given the adverse effects of COVID-19 on the U.S. economy, unemployment levels, and housing markets, it could be necessary to retain more capital in the mortgage insurance business than previously thought until the true effects on operations and capital become more apparent. In any event, the payment of future extraordinary dividends will require regulatory approval from the NCDOI.

Claims. The economic impact of COVID-19 led to an increase in the number of reported delinquencies resulting in higher claim reserves and incurred losses, although such trends stabilized in the latter half of the year. Changes in U.S. employment levels and in the residential real estate markets could affect mortgage insurance claims. Future claim experience will depend on factors such as, among others, the mitigating effects of extensive loan forbearance programs mandated by the Federal government under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, future governmental stimulus initiatives, and the rate at which the overall economy, and in particular employment levels, recover once extensive mandates intended to mitigate the transmission of COVID-19 are revised or lifted.

FINANCIAL POSITION

The Company's financial position at December 31, 2020 reflected increases in assets, liabilities and common shareholders' equity of 8.3%, 10.3% and 3.1%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 68.1% and 68.9% of consolidated assets as of December 31, 2020 and 2019, respectively. As of year-end 2020, the cash and invested asset base increased by 6.9% to $15,535.3.

Investments - During 2020 and 2019, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both December 31, 2020 and 2019, nearly all of the Company's investments consisted of marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At December 31, 2020, the Company had no fixed maturity investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

December 31:	2020	2019
Aaa	24.6%	23.9%
Aa	13.1	13.1
A	33.0	32.6
Baa	26.5	26.1
Total investment grade	97.2	95.7
All other (b)	2.8	4.3
Total	100.0%	100.0%
__________

(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.
(b)    "All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

December 31, 2020	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$29.0		$1.4
Total	$29.0	(c)	$1.4
__________

(c)    Represents 0.3% of the total fixed maturity portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

December 31, 2020	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Insurance	$34.1		$.5
U.S. Government & Agencies	411.9		.3
Utilities	60.6		.3
Consumer Staples	42.2		.2
Other (includes 14 industry groups)	175.9		.8
Total	$724.8	(d)	$2.3
__________

(d)    Represents 7.3% of the total fixed maturity portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

December 31, 2020	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$536.8		$176.8
Retail	73.0		20.9
Telecom	108.5		12.6
Utilities	112.6		12.5
Other (includes 3 industry groups)	167.0		20.1
Total	$998.2	(e)	$243.0	(f)
__________

(e)    Represents 30.5% of the total equity portfolio.
(f)    Represents 7.4% of the cost of the total equity portfolio, while gross unrealized gains represent 31.4% of the equity portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
December 31, 2020	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$5.2	$—	$—	$—
Due after one year through five years	407.2	16.1	.6	.4
Due after five years through ten years	285.9	12.8	2.8	1.0
Due after ten years	55.4	—	.3	—
Total	$753.8	$29.0	$3.8	$1.4

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Maturity Securities

	Amount of Gross Unrealized Losses
December 31, 2020	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	$2.3	$—	$—	$2.3
Seven to twelve months	1.4	—	—	1.4
More than twelve months	—	—	—	—
Total	$3.8	$—	$—	$3.8

Number of Issues in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	68	—	—	68
Seven to twelve months	6	—	—	6
More than twelve months	3	—	—	3
Total	77	—	—	77	(g)
__________

(g)    At December 31, 2020 the number of issues in an unrealized loss position represent 4.1% of the total number of such fixed maturity issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's cost. The percentage reduction from such cost reflects the decline as of a specific point in time (December 31, 2020 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

December 31:	2020	2019
Maturity Ranges:
Due in one year or less	9.8%	10.7%
Due after one year through five years	57.0	55.6
Due after five years through ten years	31.4	33.4
Due after ten years through fifteen years	1.7	.3
Due after fifteen years	.1	—
Total	100.0%	100.0%

Average Maturity in Years	4.3	4.1
Duration (h)	3.8	3.7
___________

(h)    Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.8 as of December 31, 2020 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.8%.

Composition of Unrealized Gains (Losses)

December 31:	2020	2019
Available for Sale Fixed Maturity Securities:
Amortized cost	$9,897.6	$8,537.3
Estimated fair value	10,496.8	8,796.5
Net unrealized gains (losses)	$599.1	$259.1

Components of net unrealized gains (losses):
Gross unrealized gains	$602.9	$262.5
Gross unrealized losses	(3.8)	(3.3)
Net unrealized gains (losses)	$599.1	$259.1

Equity Securities:
Original cost	$3,269.7	$3,089.1
Estimated fair value	4,054.8	4,030.5
Net unrealized gains (losses)(i)	$785.1	$941.3

Components of net unrealized gains (losses):
Gross unrealized gains	$1,028.1	$968.0
Gross unrealized losses	(243.0)	(26.6)
Net unrealized gains (losses)(i)	$785.1	$941.3
___________

(i)    Unrealized gains and losses from changes in fair value of equity securities are included in total realized and unrealized investment gains (losses) in the consolidated statements of income.

Other Assets - Among other major assets, substantially all of the Company's receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated credit losses. Deferred policy acquisition costs are estimated by taking into account the direct costs relating to the successful acquisition of new or renewal insurance contracts and evaluating their recoverability on the basis of recent trends in claims costs. The Company's deferred policy acquisition cost balances have not fluctuated substantially from period-to-period, and do not represent significant percentages of assets or shareholders' equity.

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. The Company can receive up to $699.3 in dividends from its subsidiaries in 2021 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating subsidiaries.

Capitalization - Old Republic's total capitalization of $7,153.1 at December 31, 2020 consisted of debt of $966.4 and common shareholders' equity of $6,186.6. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), and dividend payments to shareholders for the year then ended.

Old Republic has paid a cash dividend without interruption since 1942 (79 years), and it has raised the annual cash dividend payment for each of the past 39 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries. The Company's Board of Directors declared special cash dividends of $1.00 per share in December 2020 (payable on January 15, 2021), September 2019 and December 2017 (paid on January 31, 2018).

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to hold minimum amounts of capital based on specified formulas. Since the Company's mortgage insurance subsidiaries have discontinued writing new business the risk-to-capital ratio considerations are therefore no longer of consequence.

Contractual Obligations - The following table shows certain information relating to the required reporting of contractual obligations as of December 31, 2020:

	2021	2022 and 2023	2024 and 2025	2026 and After	Total
Contractual Obligations:
Debt	$21.7	$—	$400.0	$550.0	$971.7
Interest on Debt	40.8	81.6	62.1	21.3	205.9
Operating Leases	61.3	97.8	61.2	96.4	316.8
Pension Benefits Contributions (a)	—	17.8	27.2	26.3	71.3
Claim & Claim Expense Reserves (b)	2,813.1	2,468.0	1,430.8	3,959.0	10,671.0
Total	$2,937.1	$2,665.2	$1,981.4	$4,653.1	$12,236.9
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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 25% of 2020 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 75% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title (*)	RFIG Run-off	Other	Total (*)	% Change from prior period (*)
Years Ended December 31:
2018	$3,277.1	$2,573.1	$75.9	$14.6	$5,940.9	3.0%
2019	3,432.4	2,736.0	59.2	13.4	6,241.1	5.1
2020	$3,394.2	$3,286.3	$45.1	$12.0	$6,737.8	8.0%
__________

(*) Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the presentation adopted in 2020. See Note 1(c) to the accompanying Notes to Consolidated Financial Statements.

General insurance net premiums earned were down slightly for 2020. The economic impacts of the COVID-19 pandemic and tightened underwriting standards were mitigated by strong premium rate increases for most insurance products. Declining workers' compensation and general liability premiums were largely offset by rising premiums in commercial auto, financial indemnity and property coverages. With few exceptions, 2019 premiums grew for most types of coverages and markets served. The largest contributions principally stemmed from commercial automobile (trucking), national accounts and executive indemnity coverages.

Title Group premium and fee revenues grew by 20.1% and 6.3% in 2020 and 2019, respectively. This performance was driven by a robust real estate market supported by a continued low interest rate environment, resulting in an increase in home sales and refinancing activity.

RFIG Run-off earned premium volume has reflected a continuing decline due to the natural outcome of a run-off book of business devoid of new premium production since 2011.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2018	36.8%	31.1%	5.3%	7.7%	6.2%	12.9%
2019	37.2	29.1	6.4	7.6	6.6	13.1
2020	38.4%	25.4%	8.0%	8.7%	6.0%	13.5%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source (*)
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2018	23.7%	76.3%
2019	24.9	75.1
2020	24.9%	75.1%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the presentation adopted in 2020. See Note 1(c) to the accompanying Notes to Consolidated Financial Statements.

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

		Persistency
Premium and Persistency Trends by Type:	Net Earned Premiums	Traditional Primary	Bulk
Years Ended December 31:
2018	$74.4	79.7%	76.3%
2019	58.8	77.1	84.5
2020	$45.1	77.1%	84.1%

The Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

While there is no consensus in the marketplace as to the precise definition of "sub-prime", Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 8.2% of total net risk in force as of year-end 2020, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2018	$3,098.3	$235.3	$11.2	$3,345.0
2019	2,388.3	198.2	3.6	2,590.1
2020	$1,842.2	$165.4	$3.6	$2,011.2

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2018	7.9%	32.2%	59.1%	.8%
2019	8.5	33.8	56.8	.9
2020	9.3%	34.8%	55.0%	.9%

Bulk(a):
As of December 31:
2018	33.6%	31.5%	34.8%	.1%
2019	34.4	31.2	34.2	.2
2020	35.4%	31.7%	32.7%	.2%

Risk in Force Distribution By Loan to Value ("LTV") Ratio:	LTV 85.0 and below	LTV 85.01 to 90.0	LTV 90.01 to 95.0	LTV Greater than 95.0

Traditional Primary(b):
As of December 31:
2018	4.1%	30.7%	29.7%	35.5%
2019	4.1	30.7	28.4	36.8
2020	4.0%	31.2%	27.9%	36.9%

Bulk(a):
As of December 31:
2018	43.4%	30.9%	13.1%	12.6%
2019	42.7	31.4	13.7	12.2
2020	42.7%	32.0%	13.6%	11.7%
__________

(a)    Bulk pool risk in-force, which represented 6.8% of total bulk risk in-force at December 31, 2020, has been allocated pro-rata based on insurance in-force.

(b)    The LTV distribution reflects base LTV ratios which are determined prior to the impact of single premiums financed and paid at the time of loan origination.

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	TX	FL	GA	IL	CA	NJ	PA	NY	VA	MD
As of December 31:
2018	5.5%	8.5%	6.0%	6.4%	4.9%	4.8%	4.3%	3.8%	3.8%	4.6%
2019	4.8	9.0	6.1	6.9	5.1	5.2	4.2	3.9	3.9	5.1
2020	4.4%	9.3%	6.0%	7.2%	5.2%	5.5%	4.1%	3.9%	3.9%	5.3%

	Bulk (a)
	TX	FL	GA	IL	CA	MO	PA	NY	OH	MD
As of December 31:
2018	5.6%	8.2%	5.4%	4.6%	12.4%	2.6%	4.0%	7.1%	4.7%	2.8%
2019	5.5	8.1	5.6	4.7	12.7	2.8	3.8	7.1	4.9	3.0
2020	5.5%	8.0%	5.7%	5.0%	12.9%	2.8%	4.1%	7.4%	4.9%	3.0%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2018	92.2%	7.8%
2019	91.8	8.2
2020	91.4%	8.6%

Bulk (a):
As of December 31:
2018	71.8%	28.2%
2019	72.6	27.4
2020	72.8%	27.2%

Risk in Force Distribution By Loan Type:	Fixed Rate & ARMs with Resets >=5 Years	ARMs with Resets <5 years
Traditional Primary:
As of December 31:
2018	97.2%	2.8%
2019	97.1	2.9
2020	97.0%	3.0%

Bulk (a):
As of December 31:
2018	68.6%	31.4%
2019	68.0	32.0
2020	67.1%	32.9%
__________

(a)    Bulk pool risk in-force, which represented 6.8% of total bulk risk in-force at December 31, 2020, has been allocated pro-rata based on insurance in-force.

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets as Reported (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2019	$10,577.9	$1,172.3	$566.3	$841.7	$13,158.4	$1,200.7	$14,359.2
2020	$10,987.8	$1,328.4	$545.1	$1,083.8	$13,945.2	$1,384.9	$15,330.1
__________

(a) The December 31, 2019 balance includes fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2018	$341.0	$38.8	$20.1	$31.7	$431.8	3.41%	3.28%
2019	356.4	41.4	17.6	35.1	450.7	3.48	3.30
2020	$352.2	$42.0	$15.2	$29.4	$438.9	3.24%	2.96%

Consolidated net investment income decreased by 2.6% in 2020 and increased 4.4% in 2019. This revenue source is affected by changes in the invested asset base which are mainly driven by consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. The yields for 2020 reflect a lower interest rate environment whereas previous years' reflect an increasingly greater commitment to high quality dividend paying equity securities.

Revenues: Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; in 2020, 2019, and 2018, 76.2%, 54.0% and 76.3%, respectively, of all such dispositions resulted from these occurrences. The realization of investment gains or losses can be highly discretionary and can be affected by such randomly occurring factors as the timing of individual securities sales, the recording of estimated losses from write-downs of impaired securities, tax-planning and tax-rate change considerations, and modifications of investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses on Securities			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Miscel- laneous Investments	Total	Fixed Maturity Securities	Miscel- laneous Investments	Total		Total Investment Gains (Losses)
Years Ended
December 31:
2018	$(4.8)	$63.1	$58.2	$—	$—	$—	$(293.8)	$(235.6)
2019	(1.9)	40.6	38.6	(2.0)	—	(2.0)	599.5	636.1
2020	$(7.4)	$21.6	$14.2	$—	$—	$—	$(156.2)	$(142.0)

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2020 and 2019:

	Claim and Loss Adjustment Expense Reserves
December 31:	2020		2019
	Gross	Net	Gross	Net
Workers' compensation	$4,929.2	$3,044.1	$4,887.6	$3,079.1
General liability	1,309.4	641.5	1,254.7	610.9
Commercial automobile (mostly trucking)	2,379.8	1,591.5	1,948.2	1,403.0
Other coverages	1,086.2	782.4	918.9	673.5
Unallocated loss adjustment expense reserves	269.1	268.3	256.6	254.6
Total general insurance reserves	9,973.9	6,328.0	9,266.2	6,021.3
Title	556.1	556.1	530.9	530.9
RFIG Run-off	127.6	127.6	118.9	118.9
Life and accident	13.2	8.6	13.3	8.4
Total claim and loss adjustment expense reserves	$10,671.0	$7,020.4	$9,929.5	$6,679.7
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$127.6	$82.4	$126.8	$83.3
% of total general insurance reserves	1.3%	1.3%	1.4%	1.4%

The Company's reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses payable, including incurred but not reported losses and loss adjustment expenses. The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated claim costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are often referred to as unfavorable development whereas any changes that decrease previous estimates of the Company's ultimate liability are referred to as favorable development.

Overview of Loss Reserving Process

Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2020, such reserves accounted for 93.5% and 90.1% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2019 represented 93.3% and 90.1% of the respective consolidated amounts.

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

Aggregate loss reserves consist of liability estimates for claims that have been reported ("case") to the Company's insurance subsidiaries and reserves for claims that have been incurred but not yet reported ("IBNR") or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that generally range from 3.0% to 4.0%. The amount of discount reflected in the year-end net reserves totaled $196.9, $209.6 and $216.5 as of December 31, 2020, 2019, and 2018, respectively. Interest accretion of $35.7, $34.5, and $49.0 for the years ended December 31, 2020, 2019, and 2018, respectively, was recognized as unfavorable development of prior year reserves within benefits, claims and settlement expenses in the consolidated statements of income.

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

The Company has the legal right to rescind mortgage insurance coverage unilaterally as expressly stated in its policy. Moreover, two federal courts that have considered that policy wording have each affirmed that right (See First Tennessee Bank N.A. v. Republic Mortg. Ins. Co., Case No. 2:10-cv-02513-JPM-cgc (W.D. Tenn., Feb. 25, 2011) and JPMorgan Chase Bank N.A. v. Republic Mortg. Ins. Co., Civil Action No. 10-06141 (SRC) (D. NJ, May 4, 2011), each decision citing supporting state law legal precedent). RMIC's mortgage insurance policy provides that the insured represents that all statements made and information provided to it in an application for coverage for a loan, without regard to who made the statements or provided the information, have been made and presented for and on behalf of the insured; and that such statements and information are neither false nor misleading in any material respect, nor omit any fact necessary to make such statements and information not false or misleading in any material respect. According to the policy, if any of those representations are materially false or misleading with respect to a loan, the Company has the right to cancel or rescind coverage for that loan retroactively to commencement of the coverage. Whenever the Company determines that an application contains a material misrepresentation, it either advises the insured in writing of its findings prior to rescinding coverage or exercises its unilateral right to rescind coverage for that loan, stating the reasons for that action in writing and returning the applicable premium. The rescission of coverage in instances of materially faulty representations or warranties provided in applications for insurance is a necessary and prevailing practice throughout the insurance industry. In the case of mortgage guaranty insurance, rescissions have occurred regularly over the years but have been generally immaterial. During the period of the great recession, the Company experienced a much greater incidence of rescissions due to increased levels of observed fraud and misrepresentations in insurance applications pertaining to business underwritten between 2004 and the first half of 2008. As a result, the Company has incorporated certain assumptions regarding the expected levels of coverage rescissions and claim denials in its reserving methodology since 2008. Such estimates, which are evaluated at each balance sheet date, take into account observed as well as historical trends in rescission and denial rates. The table below shows the estimated effects of coverage rescissions and claim denials on loss reserves and settled and incurred losses.

	2020	2019	2018
Estimated reduction in beginning reserve	$1.6	$3.2	$19.0
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	.4	.6	.9
Prior year	—	(.9)	(12.3)
Sub-total	.3	(.3)	(11.4)
Estimated rescission reduction in paid claims	(.7)	(1.3)	(4.4)
Estimated reduction in ending reserve	$1.2	$1.6	$3.2

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

A summary of changes in aggregate reserves for claims and related costs is included in Note 1(h) of the Consolidated Financial Statements.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2020	2019	2018
General	69.9%	71.8%	72.2%
Title (*)	2.3	2.5	1.9
RFIG Run-off	81.7	53.5	39.4
Consolidated claim ratio (*)	37.0%	41.2%	41.4%

Reconciliation of consolidated ratio: (*)
Provision for insured events of the current year	38.2%	41.7%	42.7%
Change in provision for insured events of prior years:
net (favorable) unfavorable development	(1.2)	(.5)	(1.3)
Consolidated claim ratio	37.0%	41.2%	41.4%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the presentation adopted in 2020. See Note 1(c) to the accompanying Notes to Consolidated Financial Statements.

The consolidated claim ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments in 2020, 2019, and 2018 which on average decreased the consolidated claim ratio by 1.0%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended
December 31:
2018	72.2%	79.3%	70.7%	62.8%	73.8%	68.9%	60.1%
2019	71.8	84.0	63.2	62.6	64.0	77.8	61.4
2020	69.9%	80.8%	60.8%	58.3%	57.1%	73.6%	67.2%

The general insurance claim ratio trended down in both periods presented and for 2020 was primarily driven by better performance in most coverages, primarily due to prior periods' favorable reserve developments as more fully described in the Executive Summary of the Management Analysis of Financial Position and Results of Operations.

Unfavorable asbestosis and environmental ("A&E") claim developments, although not material in any of the periods presented, are typically attributable to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year paid loss survival ratios stood at 6.3 years (gross) and 7.1 years (net of reinsurance) as of December 31, 2020 and 6.3 years (gross) and 7.2 years (net of reinsurance) as of December 31, 2019. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2020.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2020 and 2019 is as follows:

December 31:	2020		2019
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$79.2	$58.5	$75.4	$55.6
Loss and loss expenses incurred	17.7	8.2	14.1	6.3
Claims and claim adjustment expenses paid	12.1	7.5	10.3	3.4
Reserves at end of year	84.7	59.1	79.2	58.5

Environmental:
Reserves at beginning of year	47.6	24.8	30.3	18.8
Loss and loss expenses incurred	.8	1.7	22.3	8.1
Claims and claim adjustment expenses paid	5.6	3.2	5.0	2.2
Reserves at end of year	42.8	23.2	47.6	24.8
Total asbestos and environmental reserves	$127.6	$82.4	$126.8	$83.3

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years continued to reduce the claim ratios as more fully described in the Executive Summary of the Management Analysis of Financial Position and Results of Operations.

The RFIG Run-off 2020 claim ratio reflects greater reserve provisions necessitated by elevated delinquencies and the evolving economic impacts of the COVID-19 pandemic. Prior period favorable development is primarily the result of improving trends in claim severity as further discussed in the Executive Summary of the Management Analysis of Financial Position and Results of Operations.

Certain mortgage guaranty average claim-related trends are listed below:

	Average Settled Claim Amount (a)		Reported Delinquency Ratio at End of Period		Claims Rescissions and Denials
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2018	$47,055	$54,809	9.38%	16.94%	$4.4
2019	49,233	58,708	9.60	15.97	1.3
2020	$42,949	$63,013	14.10%	15.93%	$.7
__________

(a)    Amounts are in whole dollars.

	Total Delinquency Ratios for Top Ten States (includes "other" business) (b):
	TX	FL	GA	IL	CA	NC	PA	MD	NJ	NY
As of December 31:
2018	10.4%	10.6%	8.1%	9.2%	6.8%	9.7%	12.0%	10.7%	15.3%	21.3%
2019	12.4	8.8	8.6	9.0	6.5	9.6	12.4	10.4	12.4	20.7
2020	18.7%	13.1%	12.7%	13.8%	9.9%	13.2%	15.7%	15.2%	18.2%	25.5%
__________

(b)    As determined by risk in force as of December 31, 2020, these 10 states represent approximately 55.1% of total risk in force.

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

RFIG Run-off net claim reserve levels can be influenced adversely by several factors. These include changes in the mix of insured business toward loans that have a higher probability of default, increases in the average risk per insured loan, the levels of estimated rescission and claim denial activity, the deterioration of regional or national economic conditions leading to a reduction in borrowers' income and thus their ability to make payments on outstanding loans, and reductions in housing values and/or increases in housing supply that can raise the rate at which defaults evolve into claims and affect their overall severity.

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

On a consolidated basis, which includes all coverages provided by the Company, the cumulative development on prior year loss reserves over the past ten years through December 31, 2020 has ranged from 8.5% unfavorable in 2010 to 8.4% favorable in 2015 and averaged 3.1% favorable. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic's existing business mix, current aggregate loss reserve levels, and loss development patterns suggests a reasonable likelihood that 2020 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company's insurance segments is discussed above. Old Republic has generally experienced favorable overall loss developments for the latest ten-year period. While General Insurance has experienced unfavorable developments of previously established reserves during four of the last five years, the current analysis of loss development factors and economic conditions influencing the Company's insurance coverages point to a position of reserve adequacy. In management's opinion, the other segments' loss reserve development patterns (most notably those associated with title and mortgage insurance) show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2020.

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

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements the Company is generally reimbursed for claim costs exceeding contractually agreed-upon levels. During the three year period ended December 31, 2020, the Company's net retentions have risen gradually within the general insurance segment; however, such changes have not had a material impact on the Company's consolidated financial statements.

Except for relatively few facultative reinsurance cessions covering large risks, the title insurance segment does not utilize a significant amount of reinsurance to manage its insurance risk.

RFIG Run-off insurance risk was historically reinsured through excess of loss contracts with insurers owned by or affiliated with lending institutions and financial and other intermediaries whose customers are insured by Old Republic's mortgage insurance subsidiaries. Effective December 31, 2008, the Company discontinued excess of loss reinsurance cessions to lenders' captive insurance companies for all new production originated subsequent to the effective date.

The Company does not anticipate any significant changes in its reinsurance programs during 2021.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

			RFIG
	General	Title (*)	Run-off	Consolidated (*)
Years Ended December 31:
2018	25.0%	90.9%	21.5%	53.5%
2019	25.7	90.5	25.0	54.1
2020	25.6%	88.4%	30.2%	56.3%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the presentation adopted in 2020. See Note 1(c) to the accompanying Notes to Consolidated Financial Statements.

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

Expenses: Total

The combined ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

			RFIG
	General	Title (*)	Run-off	Consolidated (*)
Years Ended December 31:
2018	97.2%	92.8%	60.9%	94.9%
2019	97.5	93.0	78.5	95.3
2020	95.5%	90.7%	111.9%	93.3%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the presentation adopted in 2020. See Note 1(c) to the accompanying Notes to Consolidated Financial Statements.

Expenses: Income Taxes

The effective consolidated income tax rates were 18.9%, 20.1%, and 15.4% in 2020, 2019, and 2018, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income and adjustments regarding the recoverability of deferred tax assets.

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

The following table illustrates the hypothetical effect on the fixed maturity and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2020:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$10,496.8	100	basis point rate increase	$10,094.8
		200	basis point rate increase	9,692.7
		100	basis point rate decrease	10,898.8
		200	basis point rate decrease	$11,300.9

Equity Price Risk:
Equity Securities	$4,054.8	10%	increase in the S&P 500	$4,464.3
		20%	increase in the S&P 500	4,873.9
		10%	decline in the S&P 500	3,645.3
		20%	decline in the S&P 500	$3,235.7

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Page No.
Consolidated Balance Sheets	61
Consolidated Statements of Income	62
Consolidated Statements of Comprehensive Income	63
Consolidated Statements of Preferred Stock and Common Shareholders' Equity	64
Consolidated Statements of Cash Flows	65
Notes to Consolidated Financial Statements	66 - 95
Report of Independent Registered Public Accounting Firm	96 - 97

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2020	2019
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $9,897.6 and $8,537.3)	$10,496.8	$8,796.5
Short-term investments (at fair value which approximates cost)	749.6	484.3
Total	11,246.4	9,280.9
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $- and $1,058.2)	—	1,021.7
Equity securities (at fair value) (cost: $3,269.7 and $3,089.1)	4,054.8	4,030.5
Other investments	28.8	26.0
Total investments	15,330.1	14,359.2

Other Assets:
Cash	118.7	78.8
Accrued investment income	86.4	89.3
Accounts and notes receivable	1,593.9	1,466.7
Federal income tax recoverable: Current	—	5.7
Reinsurance balances and funds held	205.0	178.4
Reinsurance recoverable: Paid losses	67.6	68.5
Policy and claim reserves	4,295.1	3,755.3
Deferred policy acquisition costs	328.0	325.4
Sundry assets	790.0	748.5
Total Other Assets	7,485.0	6,717.1
Total Assets	$22,815.2	$21,076.3

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$10,671.0	$9,929.5
Unearned premiums	2,397.1	2,224.7
Other policyholders' benefits and funds	195.9	194.4
Total policy liabilities and accruals	13,264.2	12,348.7
Commissions, expenses, fees, and taxes	663.5	550.9
Reinsurance balances and funds	725.4	616.0
Federal income tax payable: Current	4.2	—
Deferred	137.3	112.2
Debt	966.4	974.0
Sundry liabilities	867.3	474.1
Commitments and contingent liabilities
Total Liabilities	16,628.5	15,076.1

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	304.1	303.6
Additional paid-in capital	1,306.9	1,297.5
Retained earnings	4,394.8	4,386.0
Accumulated other comprehensive income (loss)	284.0	77.7
Unallocated ESSOP shares (at cost)	(103.2)	(64.8)
Total Common Shareholders' Equity	6,186.6	6,000.1
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$22,815.2	$21,076.3
________

(1)    At December 31, 2020 and 2019, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 304,122,180 and 303,652,553 were issued as of December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Net premiums earned	$6,345.8	$5,919.9	$5,651.1
Title, escrow, and other fees	391.9	321.1	289.8
Total premiums and fees	6,737.8	6,241.1	5,940.9
Net investment income	438.9	450.7	431.8
Other income	131.2	132.6	121.6
Total operating revenues	7,308.0	6,824.4	6,494.4
Investment gains (losses):
Realized from actual transactions	14.2	38.6	58.2
Realized from impairments	—	(2.0)	—
Unrealized from changes in fair value of equity securities	(156.2)	599.5	(293.8)
Total realized and unrealized investment gains (losses)	(142.0)	636.1	(235.6)
Total revenues	7,166.0	7,460.5	6,258.8

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	2,472.5	2,545.3	2,440.9
Dividends to policyholders	18.9	27.3	19.8
Underwriting, acquisition, and other expenses	3,942.4	3,525.4	3,317.7
Interest and other charges	43.7	40.0	42.2
Total expenses	6,477.5	6,138.1	5,820.7
Income (loss) before income taxes (credits)	688.4	1,322.4	438.1

Income Taxes (Credits):
Current	156.9	238.4	114.1
Deferred	(27.1)	27.4	(46.5)
Total	129.7	265.9	67.5

Net Income (Loss)	$558.6	$1,056.4	$370.5

Net Income (Loss) Per Share:
Basic	$1.87	$3.52	$1.26
Diluted	$1.87	$3.51	$1.24

Average shares outstanding: Basic	298,407,921	299,885,468	294,248,871
Diluted	298,898,673	301,227,715	301,016,076

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2020	2019	2018
Net Income (Loss) As Reported	$558.6	$1,056.4	$370.5

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) before reclassifications, not
included in the statements of income	335.5	357.2	(226.4)
Amounts reclassified as realized investment (gains)
losses in the statements of income	7.1	6.5	3.1
Pretax unrealized gains (losses) on securities	342.7	363.8	(223.2)
Deferred income taxes (credits)	72.3	76.6	(46.9)
Net unrealized gains (losses) on securities, net of tax	270.3	287.2	(176.3)
Defined benefit pension plans:
Net pension adjustment before reclassifications	(88.4)	(11.0)	3.6
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	3.6	4.1	3.2
Pretax net adjustment related to defined benefit
pension plans	(84.8)	(6.8)	6.9
Deferred income taxes (credits)	(17.8)	(1.4)	1.4
Net adjustment related to defined benefit pension
plans, net of tax	(67.0)	(5.4)	5.4
Foreign currency translation and other adjustments	2.9	5.9	(11.1)
Total other comprehensive income (loss)	206.3	287.7	(182.0)
Comprehensive Income (Loss)	$765.0	$1,344.2	$188.5

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions)

	Years Ended December 31,
	2020	2019	2018
Convertible Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$303.6	$302.7	$269.2
Dividend reinvestment plan	—	—	—
Net issuance of shares under stock based compensation plans	.4	.8	1.1
Conversion of senior debentures	—	—	32.2
Balance, end of year	$304.1	$303.6	$302.7

Additional Paid-in Capital:
Balance, beginning of year	$1,297.5	$1,277.6	$815.2
Dividend reinvestment plan	.9	1.7	1.7
Net issuance of shares under stock based compensation plans	5.2	11.0	15.7
Conversion of senior debentures	—	—	438.1
Stock based compensation	2.4	4.0	4.1
ESSOP shares released	.9	3.0	2.6
Other	(.2)	—	—
Balance, end of year	$1,306.9	$1,297.5	$1,277.6

Retained Earnings:
Balance, beginning of year	$4,386.0	$3,849.8	$3,206.9
Adoption of new accounting principle (1)	(2.3)	18.4	502.1
Balance, beginning of year, as adjusted	4,383.6	3,868.3	3,708.9
Net income (loss)	558.6	1,056.4	370.5
Dividends on common shares ($1.84, $1.80 and $.78 per common share)	(547.5)	(538.7)	(229.6)
Balance, end of year	$4,394.8	$4,386.0	$3,849.8

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$77.7	$(210.0)	$474.2
Adoption of new accounting principle (1)	—	—	(502.1)
Balance, beginning of year, as adjusted	77.7	(210.0)	(27.9)
Net unrealized gains (losses) on securities, net of tax	270.3	287.2	(176.3)
Net adjustment related to defined benefit pension plans,
net of tax	(67.0)	(5.4)	5.4
Foreign currency translation and other adjustments	2.9	5.9	(11.1)
Balance, end of year	$284.0	$77.7	$(210.0)

Unallocated ESSOP Shares:
Balance, beginning of year	$(64.8)	$(73.9)	$(32.4)
ESSOP shares released	11.5	9.1	8.4
Purchase of unallocated ESSOP shares	(50.0)	—	(50.0)
Balance, end of year	$(103.2)	$(64.8)	$(73.9)
________

(1)    Reflects the Company's adoption of new accounting principles relating to credit losses, lease accounting, and equity securities effective January 1, 2020, 2019 and 2018, respectively. Refer to additional discussion in Notes 1 and 4 to the Consolidated Financial Statements.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$558.6	$1,056.4	$370.5
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(2.5)	(8.9)	(18.4)
Premiums and other receivables	(123.4)	32.5	(29.3)
Unpaid claims and related items	340.7	214.6	148.4
Unearned premiums and other policyholders' liabilities	34.6	32.2	95.1
Income taxes	(18.3)	37.2	(69.5)
Prepaid federal income taxes	—	129.8	(15.5)
Reinsurance balances and funds	77.0	(9.7)	13.5
Realized investment (gains) losses from actual transactions
and impairments	(14.2)	(36.6)	(58.2)
Unrealized investment (gains) losses from changes in fair value
of equity securities	156.2	(599.5)	293.8
Accounts payable, accrued expenses and other	176.2	88.0	30.0
Total	1,185.0	936.2	760.5

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	1,280.1	779.0	964.0
Sales	399.5	663.1	299.1
Sales of:
Equity securities	162.3	809.9	402.6
Other - net	8.8	33.0	19.4
Purchases of:
Fixed maturity securities:
Available for sale	(2,059.3)	(1,702.1)	(1,421.9)
Equity securities	(321.0)	(815.6)	(752.5)
Other - net	(50.2)	(60.9)	(51.6)
Purchase of a business	—	(1.2)	(13.1)
Net decrease (increase) in short-term investments	(265.0)	(129.7)	314.2
Other - net	(.3)	—	.1
Total	(845.2)	(424.6)	(239.5)

Cash flows from financing activities:
Issuance of common shares	6.7	13.8	13.1
Redemption of debentures and notes	(8.6)	(8.4)	(4.7)
Purchase of unallocated ESSOP shares	(50.0)	—	(50.0)
Dividends on common shares (including a special dividend paid in
September 2019 of $303.4 and a special dividend declared
in December 2017 and paid in January 2018 of $269.2)	(250.1)	(538.7)	(498.8)
Other - net	2.0	.2	(6.0)
Total	(300.0)	(533.1)	(546.5)

Increase (decrease) in cash:	39.8	(21.4)	(25.6)
Cash, beginning of year	78.8	100.3	125.9
Cash, end of year	$118.7	$78.8	$100.3

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$41.4	$42.1	$50.8
Income taxes	$149.3	$229.4	$137.2
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

(a) Accounting Principles - The Company's insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries operate their business in the context of such laws and regulation, and maintain their accounts in conformity with accounting practices prescribed or permitted by various states' insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices. The statutory accounting requirements vary from the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP") in the following major respects: (1) the costs of selling insurance policies are charged to operations immediately, while the related premiums are recognized as income over the terms of the policies; (2) investments in fixed maturity securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value; (3) changes in the fair value of equity securities are recorded directly in earned surplus and not through the income statement as required under GAAP unless such securities are determined to be other-than-temporarily impaired for statutory reporting purposes; (4) certain assets classified as "non-admitted assets" are excluded from the balance sheet through a direct charge to earned surplus; (5) changes in deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement; (6) mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus whereas, GAAP does not allow provisions for future catastrophic losses; (7) title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year's premiums written; (8) certain required formula-derived reserves for general insurance in particular are established for claim reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus; and (9) surplus notes are classified as surplus rather than a liability. In consolidating the statutory financial statements of its insurance subsidiaries, the Company has therefore made necessary adjustments to conform their accounts with GAAP. The following table reflects a summary of all such adjustments:

	Shareholders' Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2020	2019	2020	2019	2018
Statutory totals of insurance
company subsidiaries (a):
General	$4,244.0	$4,263.5	$285.0	$332.2	$290.5
Title	648.3	599.0	182.6	145.1	110.5
RFIG Run-off	118.5	120.7	1.9	(62.8)	44.9
Life & Accident	50.3	46.8	3.3	3.9	.9
Sub-total	5,061.1	5,030.0	472.8	418.4	446.8
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	753.1	844.9	28.4	153.2	8.8
Unadjusted totals	5,814.2	5,875.0	501.0	571.6	455.6
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	211.7	204.3	7.4	9.4	17.2
Investment adjustments	589.7	258.1	4.5	466.3	(198.2)
Non-admitted assets	139.0	116.3	—	—	—
Deferred income taxes	(203.0)	(121.8)	23.6	(5.8)	38.7
Mortgage contingency reserves	316.7	352.5	—	—	—
Title insurance premium reserves	625.6	571.7	53.9	25.8	23.3
Loss reserves	(474.8)	(449.3)	(24.8)	(7.9)	38.3
Surplus notes	(841.5)	(808.0)	—	—	—
Sundry adjustments	8.8	.7	(7.3)	(3.2)	(4.4)
Total adjustments	372.2	124.7	57.5	484.5	(85.0)
Consolidated GAAP totals	$6,186.6	$6,000.1	$558.6	$1,056.4	$370.5
__________

(a)    The insurance laws of the respective states in which the Company’s insurance subsidiaries are incorporated prescribe minimum capital and surplus requirements for the lines of business they are licensed to write. For domestic property and casualty and life and accident insurance companies the National Association of Insurance Commissioners also prescribes risk-based capital ("RBC") requirements. The RBC is a measure of statutory capital in relationship to a formula-driven definition of risk relative to a company’s balance sheet and mix of business. The combined RBC ratio of our primary General insurance subsidiaries was 625% and 658% of the company action level RBC at December 31, 2020 and 2019, respectively. The minimum capital requirements for the Company’s Title Insurance subsidiaries are established by statute in the respective states of domicile. The minimum regulatory capital requirements are not significant in relationship to the recorded statutory capital of the Company’s Title and Life & Accident insurance subsidiaries. At December 31, 2020 and 2019 each of the Company’s General, Title, RFIG and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements. Refer to Note 1(s) - Regulatory Matters for a discussion regarding the RFIG Run-off group.

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

Reclassifications - Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

Immaterial Adjustment - The Company recorded immaterial adjustments to present revenues gross of the applicable commission expense in the 2019 and 2018 consolidated statements of income and comprehensive income by: increasing net premiums earned by $421.5 and $397.7, respectively; decreasing title, escrow and other fees by $174.7 and $160.6, respectively, and; increasing underwriting, acquisition, and other expenses by $246.8 and $237.0, respectively. These immaterial adjustments were made to conform all prior periods to the presentation adopted in 2020 and had no impact on net income (loss), comprehensive income (loss) or shareholders' equity in any period presented.

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

Fixed maturity securities classified as available for sale are included at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity. Fixed maturity securities classified as held to maturity are carried at amortized cost. Equity securities are reported at fair value with changes in such values reflected as unrealized investment gains (losses) in the consolidated statements of income. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from recognized independent pricing services.

The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year, and estimates of other-than-temporary impairments ("OTTI") and resulting allowances for credit losses in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for OTTI, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. In the event the Company's estimate of OTTI is insufficient at any point in time, future periods' net income (loss) would be adversely affected by the recognition of additional impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders' equity. The Company recognized no OTTI adjustments or allowances for credit losses for the year ended December 31, 2020. OTTI adjustments of $2.0 and $— were recorded during the years ended December 31, 2019 and 2018, respectively.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cost and Fair Value of Fixed Maturity Securities by Type:
December 31, 2020:
Available for sale:
U.S. & Canadian Governments	$1,967.1	$96.4	$.3	$2,063.2
Tax-exempt	997.1	66.3	—	1,063.5
Corporate	6,933.3	440.1	3.4	7,370.0
	$9,897.6	$602.9	$3.8	$10,496.8

December 31, 2019:
Available for sale:
U.S. & Canadian Governments	$1,842.3	$36.9	$.4	$1,878.8
Corporate	6,694.9	225.5	2.8	6,917.6
	$8,537.3	$262.5	$3.3	$8,796.5
Held to maturity:
Tax-exempt	$1,021.7	$36.5	$—	$1,058.2

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at December 31, 2020:
Available for sale:
Due in one year or less	$971.5	$981.6
Due after one year through five years	5,641.5	5,968.4
Due after five years through ten years	3,108.0	3,366.5
Due after ten years	176.5	180.2
	$9,897.6	$10,496.8

Bonds and other investments with a statutory carrying value of $929.3 as of December 31, 2020 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale and held to maturity fixed maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$416.4	$.3	$—	$—	$416.4	$.3
Corporate	333.6	3.4	—	—	333.6	3.4
	$750.0	$3.8	$—	$—	$750.0	$3.8

Number of available for sale
securities in unrealized
loss position		74		3		77

December 31, 2019:

Fixed Maturity Securities:
Available for sale:
U.S. & Canadian Governments	$217.2	$.3	$53.0	$.1	$270.3	$.4
Corporate	176.4	1.9	54.3	.8	230.7	2.8
	$393.7	$2.3	$107.4	$1.0	$501.1	$3.3

Number of available for sale
securities in unrealized
loss position		54		47		101

Held to maturity:
Tax-exempt	$—	$—	$21.7	$—	$21.7	$—

Number of held to maturity
securities in unrealized
loss position		—		8		8

In the above tables the unrealized losses on fixed maturity securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of other-than-temporary impairments, the Company considers its intent to continue to hold the securities, and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally in consideration of its asset and liability maturity matching objectives.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020	$3,269.7	$1,028.1	$243.0	$4,054.8
December 31, 2019	$3,089.1	$968.0	$26.6	$4,030.5

Effective January 1, 2018, the Company adopted a new accounting standard which requires the recognition of changes in fair value of equity securities in net income. The effect is shown in the accompanying consolidated financial statements. The cumulative-effect adjustment resulting from the adoption of the new standard was to reclassify $502.1 from accumulated other comprehensive income to retained earnings; total shareholders' equity remained unchanged. During 2020, 2019 and 2018, the Company recognized pretax unrealized investment gains (losses) of $(156.2), $599.5 and $(293.8), respectively, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at December 31, 2020,

2019 and 2018 were $(130.9), $586.9 and $(244.8), for the years ended December 31, 2020, 2019 and 2018, respectively.

As described in Note 1(t), the Company adopted the FASB's accounting guidance on current expected credit losses ("CECL") effective January 1, 2020. The allowance for credit losses for the Company's held to maturity fixed maturity securities was evaluated using a probability-of-default methodology and due to the high credit quality of the portfolio, the resulting allowance established was not material upon adoption. As previously noted, the Company no longer classifies these fixed maturity securities as held to maturity and accordingly the allowance was released.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of December 31, 2020 and December 31, 2019.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2020:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,262.2	$801.0	$—	$2,063.2
Tax-exempt	—	1,063.5	—	1,063.5
Corporate	—	7,359.5	10.5	7,370.0
Short-term investments	749.6	—	—	749.6
Equity securities	$4,052.9	$—	$1.8	$4,054.8

As of December 31, 2019:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,068.1	$810.7	$—	$1,878.8
Corporate	—	6,907.1	10.5	6,917.6
Short-term investments	484.3	—	—	484.3
Held to maturity:
Fixed maturity securities:
Tax-exempt	—	1,058.2	—	1,058.2
Equity securities	$4,028.7	$—	$1.7	$4,030.5

There were no transfers between Levels 1, 2 or 3 during 2020 or 2019.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date.

Investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized gains and (losses) from changes in fair value of equity securities are recorded as investment gains (losses) in the income statement. Unrealized investment gains (losses) on fixed maturity securities, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At December 31, 2020, the Company and its subsidiaries did not have significant amounts of non-income producing fixed maturity or equity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2020	2019	2018
Investment income from:
Fixed maturity securities	$289.8	$300.3	$299.2
Equity securities	149.8	141.3	124.0
Short-term investments	2.2	10.1	9.8
Other sources	3.5	5.8	4.9
Gross investment income	445.6	457.7	438.1
Investment expenses (a)	6.6	6.9	6.2
Net investment income	$438.9	$450.7	$431.8

Investment gains (losses):
From actual transactions:
Fixed maturity securities:
Gains	$10.9	$9.7	$2.4
Losses	(18.4)	(11.7)	(7.2)
Net	(7.4)	(1.9)	(4.8)
Equity securities:
Gains	22.5	153.1	71.9
Losses	(1.2)	(109.9)	(10.4)
Net	21.3	43.2	61.4
Other long-term investments, net	.3	(2.5)	1.6
Total from actual transactions	14.2	38.6	58.2
From impairments	—	(2.0)	—
From unrealized changes in fair value of equity securities	(156.2)	599.5	(293.8)
Total realized and unrealized investment gains (losses)	(142.0)	636.1	(235.6)
Current and deferred income taxes (credits)	(29.8)	133.8	(49.6)
Net of tax realized and unrealized investment gains (losses)	$(112.1)	$502.2	$(185.9)

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity on:
Fixed maturity securities	$339.4	$362.6	$(221.9)
Less: Deferred income taxes (credits)	71.6	76.3	(46.6)
	267.7	286.2	(175.2)

Other long-term investments	3.2	1.2	(1.3)
Less: Deferred income taxes (credits)	.6	.2	(0.2)
	2.5	1.0	(1.0)
Net changes in unrealized investment gains (losses), net of tax	$270.3	$287.2	$(176.3)
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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 25% of 2020, 25% of 2019 and 24% of 2018 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The Company recognized total contract revenue from customers of $192.2, $184.3 and $166.8 during 2020, 2019 and 2018, respectively. Of these amounts, approximately $114.1 (59.4%), $115.9 (62.9%) and $105.4 (63.2%) were generated from claims handling and related ancillary services (i.e. risk control services) provided to customers within the Company’s General Insurance segment. Claims handling revenues are recognized on a straight-line basis over the contract period (generally one year) which is commensurate with the entity’s efforts relative to claims adjudication. The related ancillary services revenues are recognized as services are provided and invoiced to the customer. Additionally, revenues from contracts with customers generated from the Company’s Title Insurance segment, consisting primarily of valuation and default title services, and software licensing arrangements totaled $72.0 (37.5%), $62.2 (33.7%) and $55.8 (33.5%) for the years ended December 31, 2020, 2019 and 2018, respectively. Such revenues are generally recognized at a point in time upon completion and invoicing of the services, or in the case of software maintenance agreements, on a straight-line basis over the life of the contract (generally one year).

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

The following table shows a reconciliation of deferred acquisition costs between succeeding balance sheet dates.

Years Ended December 31:	2020	2019	2018
Deferred, beginning of year	$325.4	$316.3	$297.8
Acquisition costs deferred:
Commissions - net of reinsurance	326.0	360.8	332.2
Premium taxes	127.4	130.2	123.5
Salaries and other underwriting expenses	50.7	50.3	52.3
Sub-total	504.2	541.4	508.1
Amortization charged to income	(501.5)	(532.2)	(489.6)
Change for the year	2.6	9.1	18.5
Deferred, end of year	$328.0	$325.4	$316.3

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2020 and 2019, unearned premiums consisted of the following:

As of December 31:	2020	2019
General Insurance Group	$2,396.7	$2,223.4
RFIG Run-off Business	.4	1.3
Total	$2,397.1	$2,224.7

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

General Insurance reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Long-term disability or pension type workers' compensation reserves are discounted to present value based on interest rates generally ranging from 3.0% to 4.0%. The amount of discount reflected in the year-end net reserves totaled $196.9, $209.6, and $216.5 as of December 31, 2020, 2019, and 2018, respectively. Interest accretion of $35.7, $34.5 and $49.0 for the years ended December 31, 2020, 2019, and 2018, respectively, was recognized as unfavorable development of prior year reserves within benefits, claims and settlement expenses in the consolidated statements of income. Losses and claims incurred but not reported ("IBNR"), as well as expenses required to settle losses and claims are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. As applicable, estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves. Overall claim and claim expense reserves incorporate amounts covering net estimates of unusual claims such as those emanating from asbestosis and environmental ("A&E") exposures as discussed below. Such reserves can affect claim costs and related claim ratios for such insurance coverages as general liability, commercial automobile (truck), workers' compensation, and property.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims generally involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2020, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2020 and 2019, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $127.6 and $126.8 gross, respectively, and $82.4 and $83.3 net of reinsurance, respectively. Old Republic's average five year paid loss survival ratios stood at 6.3 years (gross) and 7.1 years (net of reinsurance) as of December 31, 2020 and 6.3 years (gross) and 7.2 years (net of reinsurance) as of December 31, 2019. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

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

RFIG Run-off insurance reserves for unpaid claims and claim adjustment expenses are recognized only upon an instance of default, defined as an insured mortgage loan for which two or more consecutive monthly payments have been missed. Loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported. Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions.

The Company has the legal right to rescind mortgage insurance coverage unilaterally as expressly stated in its policy. Moreover, two federal courts that have considered that policy wording have each affirmed that right (See First Tennessee Bank N.A. v. Republic Mortg. Ins. Co., Case No. 2:10-cv-02513-JPM-cgc (W.D. Tenn., Feb. 25, 2011) and JPMorgan Chase Bank N.A. v. Republic Mortg. Ins. Co., Civil Action No. 10-06141 (SRC) (D. NJ, May 4, 2011), each decision citing supporting state law legal precedent). Republic Mortgage Insurance Company's ("RMIC") mortgage insurance policy provides that the insured represents that all statements made and information provided to it in an application for coverage for a loan, without regard to who made the statements or provided the information, have been made and presented for and on behalf of the insured; and that such statements and information are neither false nor misleading in any material respect, nor omit any fact necessary to make such statements and information not false or misleading in any material respect. According to the policy, if any of those representations are materially false or misleading with respect to a loan, the Company has the right to cancel or rescind coverage for that loan retroactively to commencement of the coverage. Whenever the Company determines that an application contains a material misrepresentation, it either advises the insured in writing of its findings prior to rescinding coverage or exercises its unilateral right to rescind coverage for that loan, stating the reasons for that action in writing and returning the applicable premium. The rescission of coverage in instances of materially faulty representations or warranties provided in applications for insurance is a necessary and prevailing practice throughout the insurance industry. In the case of mortgage guaranty insurance, rescissions have occurred regularly over the years but have been generally immaterial. During the period of the great recession, the Company experienced a much greater incidence of rescissions due to increased levels of observed fraud and misrepresentations in insurance applications pertaining to business underwritten between 2004 and the first half of 2008. As a result, the Company has incorporated certain assumptions regarding the expected levels of coverage rescissions and claim denials in its reserving methodology since 2008. Such estimates, which are evaluated at each balance sheet date, take into account observed as well as historical trends in rescission and denial rates. The table below shows the estimated effects of coverage rescissions and claim denials on loss reserves and settled and incurred losses.

	2020	2019	2018
Estimated reduction in beginning reserve	$1.6	$3.2	$19.0
Total incurred claims and settlement expenses reduced
(increased) by changes in estimated rescissions:
Current year	.4	.6	.9
Prior year	—	(.9)	(12.3)
Sub-total	.3	(.3)	(11.4)
Estimated rescission reduction in paid claims	(.7)	(1.3)	(4.4)
Estimated reduction in ending reserve	$1.2	$1.6	$3.2

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

Years Ended December 31:	2020	2019	2018
Gross reserves at beginning of year	$9,929.5	$9,471.2	$9,237.6
Less: reinsurance losses recoverable	3,249.7	3,006.3	2,921.1
Net reserves at beginning of year:
General Insurance	6,021.3	5,766.1	5,471.5
Title Insurance	530.9	533.4	559.7
RFIG Run-off	118.9	154.5	271.7
Other	8.4	10.8	13.5
Sub-total	6,679.7	6,464.9	6,316.4
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,380.5	2,422.7	2,346.2
Title Insurance	117.2	99.5	96.1
RFIG Run-off (a)	48.8	41.1	56.2
Other	11.2	14.1	22.1
Sub-total	2,557.8	2,577.6	2,520.7
Change in provision for insured events of prior years:
General Insurance	(27.4)	14.5	(.2)
Title Insurance	(41.8)	(32.1)	(47.7)
RFIG Run-off (a)	(11.9)	(9.4)	(26.2)
Other	(2.5)	(3.9)	(3.5)
Sub-total	(83.8)	(30.9)	(77.8)
Total incurred claims and claim adjustment expenses (a)	2,474.0	2,546.6	2,442.9
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	783.2	835.4	813.2
Title Insurance	4.6	3.6	9.1
RFIG Run-off	1.1	3.3	3.7
Other	6.4	9.1	16.0
Sub-total	795.5	851.5	842.2
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,263.1	1,346.6	1,238.1
Title Insurance	45.4	66.2	65.4
RFIG Run-off	27.0	64.0	143.3
Other	2.0	3.3	5.2
Sub-total	1,337.7	1,480.2	1,452.2
Total payments	2,133.2	2,331.7	2,294.5
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable:
General Insurance	6,328.0	6,021.3	5,766.1
Title Insurance	556.1	530.9	533.4
RFIG Run-off	127.6	118.9	154.5
Other	8.6	8.4	10.8
Sub-total	7,020.4	6,679.7	6,464.9
Reinsurance losses recoverable	3,650.5	3,249.7	3,006.3
Gross reserves at end of year	$10,671.0	$9,929.5	$9,471.2
__________

(a)In common with all other insurance coverages, RFIG Run-off settled and incurred claim and claim adjustment expenses include only those costs actually or expected to be paid by the Company. Changes in mortgage guaranty aggregate case, IBNR, and loss adjustment expense reserves entering into the determination of incurred claim costs, take into account, among a large number of variables, claim cost reductions for anticipated coverage rescissions and claims denials. Estimates of coverage rescissions and claim denials are no longer material to Old Republic's consolidated financial statements.

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments of 1.3%, .5%, and 1.2% for 2020, 2019 and 2018, respectively, with average favorable annual developments of 1.0%. The Company believes that the factors most responsible, in varying and continually changing degrees, for favorable or unfavorable reserve developments include, as to many general insurance coverages, the effect of reserve discounts applicable to workers' compensation claims, changes in severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, changes in inflation rates applicable to repairs and the medical portion of claims in particular, and changes in claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above. Title claim costs were lower in the face of declining claims activity since the Great Recession years. As to mortgage guaranty and the CCI coverage, changes in favorable or unfavorable reserve development result from differences in originally estimated salvage and subrogation recoveries, sales and prices of homes that can impact claim costs upon the disposition of foreclosed properties, changes in regional or local economic conditions and employment levels, the number of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported.

The following represents the Company's incurred and paid loss development tables for the major types of insurance coverages as of December 31, 2020. The information about incurred and paid claims development for the years ended December 31, 2011 to 2019 is presented as supplementary information.

Workers' Compensation

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2020
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$558.6	$567.3	$595.3	$622.5	$643.0	$641.7	$649.3	$634.9	$626.9	$627.6	$39.7	53,348
2012		629.3	647.2	670.6	678.1	676.4	671.1	660.5	654.7	651.1	64.8	49,922
2013			700.9	705.3	716.9	722.7	726.3	717.2	689.7	691.0	76.8	49,017
2014				780.9	792.8	786.4	784.9	777.0	763.3	724.4	105.7	54,145
2015					794.3	792.6	787.3	785.5	769.1	742.4	193.6	55,180
2016						756.1	752.9	745.7	730.5	712.6	235.3	52,419
2017							727.0	713.9	700.3	683.4	195.1	51,674
2018								698.6	691.5	681.0	232.9	52,145
2019									664.6	657.4	243.7	51,102
2020										560.9	310.1	33,301
									Total	$6,732.1	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$112.6	$266.7	$361.4	$424.0	$469.8	$503.4	$526.4	$539.7	$550.0	$557.7
2012		113.1	265.8	361.8	426.7	469.5	496.6	518.4	531.5	539.5
2013			107.6	274.3	381.2	449.8	501.9	526.8	547.0	558.3
2014				116.9	293.7	397.1	466.0	499.5	524.8	544.9
2015					109.0	274.9	379.3	435.1	466.7	484.7
2016						102.5	253.5	334.4	383.5	408.4
2017							99.6	244.6	334.8	383.1
2018								94.8	240.6	320.5
2019									102.9	239.8
2020										84.3
									Total	$4,121.7	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$6,732.1
Less: net paid claims and allocated claim adjustment expenses (B)										4,121.7
Sub-total										2,610.4
All outstanding liabilities before 2011, net of reinsurance										630.7
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$3,241.1

General Liability

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2020
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$72.5	$71.5	$72.9	$80.0	$95.8	$96.0	$94.6	$94.4	$91.1	$91.9	$7.8	4,747
2012		95.0	91.2	89.2	100.9	107.3	109.6	108.2	105.6	105.0	8.2	5,283
2013			95.7	96.7	96.5	107.8	106.7	106.0	101.4	102.2	9.4	5,533
2014				107.0	110.4	109.4	111.0	117.0	117.1	112.3	11.3	6,012
2015					96.0	96.3	99.2	102.3	104.8	105.8	22.0	5,577
2016						92.4	96.7	98.8	100.3	101.0	27.3	83,224
2017							111.2	121.4	129.6	132.8	22.0	460,409
2018								120.5	119.7	125.1	28.8	461,673
2019									133.5	131.9	61.5	375,183
2020										112.4	83.3	4,093
										$1,120.8	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available. The increases beginning in 2016 are due to the addition of a national account with higher frequency yet lower severity than the existing book of business for accident years 2016 through 2019.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$2.5	$12.1	$26.0	$43.6	$58.7	$68.9	$75.3	$80.7	$79.7	$79.8
2012		5.5	18.8	36.0	50.8	67.4	75.8	86.4	90.8	93.2
2013			4.0	13.6	34.4	58.5	76.1	85.1	86.9	88.1
2014				5.8	15.8	32.0	52.8	73.5	82.8	88.9
2015					6.3	16.0	29.5	47.4	64.5	70.7
2016						7.1	18.5	34.8	47.7	58.0
2017							5.7	25.9	50.1	76.9
2018								6.9	28.8	48.9
2019									6.4	29.5
2020										4.2
										$638.5	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$1,120.8
Less: net paid claims and allocated claim adjustment expenses (B)										638.5
Sub-total										482.2
All outstanding liabilities before 2011, net of reinsurance										159.2
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$641.5

Commercial Automobile

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2020
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$591.6	$599.9	$584.4	$582.3	$549.9	$549.0	$539.3	$537.2	$534.3	$533.2	$.9	96,794
2012		622.5	619.6	603.9	575.0	573.1	558.6	558.0	552.1	551.4	2.7	98,048
2013			661.5	665.4	668.5	669.6	659.7	646.4	633.4	632.5	7.0	96,993
2014				687.8	689.2	691.7	688.0	688.6	687.8	683.8	13.6	103,227
2015					712.4	710.5	729.7	721.4	720.7	703.4	8.7	104,791
2016						755.9	768.9	786.0	780.8	779.3	31.3	110,110
2017							788.7	819.1	869.2	874.4	39.3	116,378
2018								883.2	947.9	989.9	46.3	127,772
2019									931.1	959.7	66.6	136,389
2020										941.1	142.1	97,067
										$7,649.1	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$223.1	$352.7	$436.2	$483.2	$511.6	$523.0	$525.0	$526.6	$528.8	$529.4
2012		229.0	351.4	442.9	498.6	525.9	539.1	543.9	545.3	545.5
2013			248.3	398.1	511.0	578.1	611.5	622.9	626.3	619.5
2014				267.4	430.5	536.9	605.4	640.3	664.9	658.4
2015					265.1	438.9	541.8	626.2	669.7	680.6
2016						290.2	469.6	585.1	677.8	710.8
2017							307.9	512.0	657.1	746.5
2018								330.0	557.5	730.4
2019									330.4	549.0
2020										290.1
										$6,060.7	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$7,649.1
Less: net paid claims and allocated claim adjustment expenses (B)										6,060.7
Sub-total										1,588.4
All outstanding liabilities before 2011, net of reinsurance										3.0
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$1,591.5

The following represents a reconciliation of the incurred and paid loss development tables to total claim and loss adjustment expense reserves as reported in the consolidated balance sheet.

	December 31,
	2020	2019

Net claim and allocated loss adjustment expense reserves:
Workers' compensation (a)	$3,044.1	$3,079.1
General liability	641.5	610.9
Commercial automobile	1,591.5	1,403.0
Three above coverages combined	5,277.2	5,093.1
Other short-duration insurance coverages	782.4	673.5
Subtotal	6,059.7	5,766.7

Reinsurance recoverable on claim reserves:
Workers' compensation	1,885.0	1,808.5
General liability	667.9	643.7
Commercial automobile	788.3	545.1
Three above coverages combined	3,341.3	2,997.4
Other short-duration insurance coverages	303.8	245.3
Subtotal	3,645.1	3,242.8

Insurance coverages other than short-duration	654.5	621.5
Unallocated loss adjustment expense reserves	311.6	298.3
	966.2	919.9
Gross claim and loss adjustment expense reserves	$10,671.0	$9,929.5
__________

(a)    The amount of discount reflected in the year-end net reserves totaled $196.9 and $209.6 as of December 31, 2020 and 2019, respectively.

The table below is supplementary information and presents the historical average annual percentage payout of incurred claims by age, net of reinsurance.

	Supplementary Information (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10

Workers' compensation	15.5%	22.6%	13.7%	8.7%	5.6%	3.8%	3.2%	1.9%	1.4%	1.2%
General liability	4.9%	12.5%	16.2%	17.9%	15.7%	8.4%	6.1%	3.7%	.6%	—%
Commercial automobile	37.0%	23.4%	16.1%	10.5%	5.2%	2.3%	.2%	(.2)%	.2%	.1%

(i) Reinsurance - The cost of reinsurance is recognized over the terms of reinsurance contracts. Amounts recoverable from reinsurers for loss and loss adjustment expenses are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers on a regular basis. Allowances are established for estimated credit losses and are included in the Company's net claim and claim expense reserves. See Note 1(t) - Credit Losses for further discussion.

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

Years Ended December 31:	2020	2019	2018
Statutory tax rate (credit)	21.0%	21.0%	21.0%
Tax rate increases (decreases):
Tax-exempt interest	(.5)	(.2)	(.8)
Dividends received exclusion	(1.8)	(.9)	(2.4)
Meals & entertainment	.1	.2	.5
Prior year adjustments	—	—	(2.4)
Other items - net	.1	—	(.5)
Effective tax rate (credit)	18.9%	20.1%	15.4%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2020	2019	2018
Deferred Tax Assets:
Losses, claims, and settlement expenses	$201.6	$195.2	$189.8
Pension and deferred compensation plans	63.0	48.3	47.8
Net operating loss carryforward	11.7	13.8	15.8
AMT credit carryforward	9.0	9.0	9.0
Operating leases	52.0	49.9	—
Other temporary differences	15.7	15.0	18.0
Total deferred tax assets	353.2	331.4	280.8
Deferred Tax Liabilities:
Unearned premium reserves	41.6	34.5	33.4
Deferred policy acquisition costs	65.0	63.7	62.6
Mortgage guaranty insurers' contingency reserves	—	—	86.5
Amortization of fixed maturity securities	4.4	3.4	2.6
Net unrealized investment gains	295.9	257.8	57.4
Title plants and records	2.8	2.9	2.9
Tax reform transition adjustment on unpaid losses, claims and
settlement expenses	17.2	19.5	32.0
Operating leases	48.4	46.8	—
Other temporary differences	14.9	14.7	13.4
Total deferred tax liabilities	490.6	443.5	291.0
Net deferred tax assets (liabilities)	$(137.3)	$(112.2)	$(10.3)

At December 31, 2020, the Company had available net operating loss ("NOL") carryforwards of $56.0 which will expire in years 2023 through 2029, and a $9.0 alternative minimum tax ("AMT") credit carryforward. The NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code and is available to reduce future years' taxable income by a maximum of $9.8 each year until expiration.

In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all gross deferred tax assets at year-end 2020 will more likely than not be fully realized.

Insurance regulations require mortgage guaranty insurance companies to establish a statutory contingency reserve designed to protect policyholders against extraordinary volumes of claims. Pursuant to special provisions of the Internal Revenue Code a mortgage guaranty insurance company may, at its discretion, take a current deduction for amounts added to the statutory contingency reserve in an amount not to exceed taxable income in any given tax year or, cumulatively, the total amount of contingency reserves carried under the aforementioned insurance regulations. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. During 2019, the Company released $412.2 from the tax basis contingency reserve account and redeemed all outstanding U.S. Treasury Tax and Loss Bonds.

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

(k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $26.9, $26.8 and $27.6 in 2020, 2019, and 2018, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(m) Goodwill and Intangible Assets - The following table presents the components of the Company's goodwill balance which is included as part of sundry assets in the consolidated balance sheets:

	General	Title	Other	Total
January 1, 2019	$116.2	$57.5	$.1	$174.0
Acquisitions	—	1.1	—	1.1
Impairments	—	—	—	—
December 31, 2019	116.2	58.7	.1	175.1
Acquisitions	—	—	—	—
Impairments	—	—	—	—
December 31, 2020	$116.2	$58.7	$.1	$175.1

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

Years Ended December 31:	2020	2019	2018
Projected benefit obligation at beginning of year	$586.4	$530.1	$579.2
Increases (decreases) during the year attributable to:
Interest cost	19.1	22.6	20.8
Actuarial (gains) losses	60.8	59.8	(44.4)
Benefits paid	(26.6)	(26.0)	(25.4)
Net increase (decrease) for the year	53.3	56.3	(49.1)
Projected benefit obligation at end of year	$639.7	$586.4	$530.1

Years Ended December 31:	2020	2019	2018
Fair value of net assets available for plan benefits
At beginning of the year	$492.8	$430.2	$453.7
Increases (decreases) during the year attributable to:
Actual return on plan assets	6.8	82.1	(12.0)
Sponsor contributions	6.6	6.5	14.0
Benefits paid	(26.6)	(26.0)	(25.4)
Net increase (decrease) for year	(13.1)	62.5	(23.5)
Fair value of net assets available for plan benefits
At end of the year	$479.6	$492.8	$430.2

Funded Status	$(160.1)	$(93.6)	$(99.8)
Amounts recognized in accumulated other comprehensive income	$(224.8)	$(140.5)	$(137.1)

Funding of the plan is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuation, as well as the maintenance of certain funding levels relative to regulatory requirements. The Company currently does not expect to make cash contributions in calendar year 2021 based on minimum funding requirements.

Net periodic pension expense (income) recognized during 2020, 2019 and 2018 was $(11.0), $(3.0), and $(6.6), respectively.

The projected benefit obligation and net periodic benefit cost for the Plan were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2020	2019	2020	2019	2018
Settlement discount rates	2.45%	3.35%	3.35%	4.40%	3.70%
Long-term rates of return on plans' assets	N/A	N/A	7.00%	7.00%	7.00%

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

			Investment Policy Asset Allocation % Range Target
As of December 31:	2020	2019
Equity securities:
Common shares of Company stock	11.7%	12.9%
Other	74.0	71.2
Sub-total	85.7	84.1	40% to 80%
Fixed maturity securities	10.6	12.4	15% to 60%
Other	3.7	3.5	1% to 10%
Total	100.0%	100.0%

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

The following tables present a summary of the Plan's assets segregated among the various input levels described in Note 1(d).

	Fair Value Measurements
As of December 31, 2020:	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$55.7	$—	$—	$55.7
Other	341.7	—	—	341.7
Sub-total	397.4	—	—	397.4
Fixed maturity securities	2.0	49.0	—	51.0
Other	9.6	—	4.5	14.2
Total at fair value	$409.1	$49.0	$4.5	462.7
Securities at net asset value				16.8
Total				$479.6

As of December 31, 2019:
Equity securities:
Common shares of Company stock	$63.2	$—	$—	$63.2
Other	330.7	—	—	330.7
Sub-total	394.0	—	—	394.0
Fixed maturity securities	4.1	57.0	—	61.1
Other	8.6	—	7.2	15.9
Total at fair value	$406.8	$57.0	$7.2	471.1
Securities at net asset value				21.6
Total				$492.8

Level 1 assets include U.S. Treasury notes, publicly traded common stocks, mutual funds and short-term investments. Level 2 assets generally include corporate and government agency bonds. Level 3 assets primarily consist of an immediate participation guaranteed fund.

The benefits expected to be paid as of December 31, 2020 for the next 10 years are as follows: 2021: $31.1; 2022: $31.8; 2023: $32.7; 2024 $33.3; 2025: $33.6 and for the five years after 2025: $170.1.

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2020	2019	2018
ESSOP	$30.6	$21.7	$12.9
Other profit sharing plans	24.0	18.4	20.7
Cash and deferred incentive compensation	$53.7	$48.3	$46.7

A majority of the Company's employees participate in the ESSOP. Company contributions are provided in the form of Old Republic common stock. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock; dividends on unallocated shares are used to pay debt service costs. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. During 2015, the ESSOP purchased 2,200,000 shares of Old Republic common stock for $34.0. The purchases were financed by a loan from the Company. During 2018, the ESSOP purchased 2,383,625 shares of Old Republic common stock for $50.0 and during 2020, the ESSOP purchased 3,337,000 shares of Old Republic common stock for $50.0. These purchases were financed by loans to the ESSOP from participating subsidiaries. As of December 31, 2020, there were 18,084,861 Old Republic common shares owned by the ESSOP, of which 11,342,050 were allocated to employees' account balances. There are no repurchase obligations in existence. See Note 3(b).

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($1,718.1 and $1,743.0 at December 31, 2020 and 2019, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

Years Ended December 31:	2020	2019	2018
Numerator:
Basic earnings per share -
income (loss) available to common stockholders	$558.6	$1,056.4	$370.5
Adjustment for interest expense incurred on
assumed conversion of convertible notes	—	—	3.1
Diluted earnings per share -
income (loss) available to common stockholders
after assumed conversion of convertible notes	$558.6	$1,056.4	$373.6

Denominator:
Basic earnings per share -
weighted-average shares (a)	298,407,921	299,885,468	294,248,871
Effect of dilutive securities - stock based compensation awards	490,752	1,342,247	1,398,329
Effect of dilutive securities - convertible notes	—	—	5,368,876
Diluted earnings per share -
adjusted weighted-average shares (a)	298,898,673	301,227,715	301,016,076
Earnings per share: Basic	$1.87	$3.52	$1.26
Diluted	$1.87	$3.51	$1.24

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	5,853,469	1,200,250	—
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

(r) Stock Based Compensation - As periodically amended, the Company has had a stock based compensation plan in effect for certain eligible key employees since 1978. Under the 2016 Incentive Compensation Plan (the "Plan"), 15.0 million shares became available for future awards. The maximum number of options available as of December 31, 2020 for future issuance under this amended plan was approximately 6.9 million shares.

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

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2020	2019	2018
Stock based compensation expense	$2.1	$3.7	$3.8
Income tax benefit	$.4	$.7	$.8

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

	2020	2019	2018
Expected volatility	.17	.18	.20
Expected dividends	5.72%	4.10%	4.03%
Expected term (in years)	7	7	7
Risk-free rate	.72%	2.54%	2.81%

A summary of stock option activity under the plan as of December 31, 2020, 2019 and 2018, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2020		2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	8,009,237	$18.43	7,163,567	$17.24	6,565,019	$15.76
Granted	1,901,100	17.24	1,777,500	21.14	1,539,500	20.98
Exercised	397,653	14.44	848,923	14.14	881,917	12.86
Forfeited and expired	18,033	16.72	82,907	17.05	59,035	16.54
Outstanding at end of year	9,494,651	18.36	8,009,237	18.43	7,163,567	17.24

Exercisable at end of year	6,138,602	$17.81	5,100,009	$17.18	4,556,350	$15.83

Weighted average fair value of
options granted during the year (a)	$.88	per share	$2.35	per share	$2.71	per share
__________

(a) Based on the Black-Scholes-Merton option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2020 follows:

				Options Outstanding			Options Exercisable
					Weighted - Average			Weighted Average Exercise Price
Exercise Prices			Year of Grant	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable
$12.33			2011	154,620	0.25	$12.33	154,620	$12.33
$10.80			2012	272,441	1.25	10.80	272,441	10.80
$12.57			2013	357,700	2.25	12.57	357,700	12.57
$16.06			2014	614,442	3.25	16.06	614,442	16.06
$15.26			2015	658,479	4.25	15.26	658,479	15.26
$18.14			2016	1,004,277	5.25	18.14	1,004,277	18.14
$19.98			2017	1,272,599	6.25	19.98	990,510	19.98
$20.98			2018	1,500,338	7.25	20.98	864,707	20.98
$21.12	to	$21.99	2019	1,761,255	8.25	21.14	738,395	21.13
$16.17	to	$22.72	2020	1,898,500	9.25	17.24	483,031	17.19
Total				9,494,651		$18.36	6,138,602	$17.81

As of December 31, 2020, there was $2.7 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2020	2019	2018
Cash received from stock option exercise	$5.7	$12.0	$11.3
Intrinsic value of stock options exercised	2.8	6.8	7.5
Actual tax benefit realized for tax deductions from stock options exercised	$.5	$1.4	$1.5

At December 31, 2020, the Company had restricted common stock issued to certain employees which are expected to vest over a weighted average period of approximately 3 years. During the vesting period, restricted shares are nontransferable and subject to forfeiture. Compensation expense for the restricted stock award is recognized over the vesting period of the award and was immaterial for the years ended December 31, 2020, 2019 and 2018.

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

As of December 31, 2020, RFIG's mortgage insurance subsidiaries had total statutory capital, inclusive of a $316.7 contingency reserve, of $435.2, which was $363.7 above the required MPP of $71.5.

(t) Credit Losses - Effective January 1, 2020, the Company adopted CECL which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of certain financial assets measured at amortized cost, including the Company’s reinsurance recoverables, held to maturity securities and its accounts and notes receivable. CECL replaced the incurred loss impairment model that recognizes losses when a probability threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased and at subsequent measurement dates. The expected credit losses, and subsequent adjustment to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the asset presented on the consolidated balance sheet.

The guidance relating to financial assets measured at amortized cost was adopted on a modified retrospective basis, resulting in a net of tax adjustment to January 1, 2020 retained earnings of $2.3. The Company’s total credit loss allowance relating to financial assets increased from $30.1 as of January 1, 2020 to $36.5 at December 31, 2020. The December 31, 2020 allowance was comprised of $16.0 related to reinsurance recoverables and $20.5 related to accounts and notes receivable. At adoption, the allowance included $14.5 related to reinsurance recoverables, $15.5 related to accounts and notes receivable, and an immaterial amount related to held to maturity securities.

The Company performs an ongoing evaluation of reinsurance balances outstanding and uses a probability-of-default methodology to estimate the credit allowance for uncollectible amounts. Allowances for uncollectible accounts and notes receivable are established based on a review of amounts outstanding, historical charge off activity, and current and forecasted economic conditions.

The guidance also modifies the impairment model for available for sale fixed maturity securities by requiring the recognition of impairments relating to credit losses through an allowance account, as opposed to a charge that cannot be revised should the underlying security recover. Under the guidance, the length of time a security has been in an unrealized loss position no longer impacts the determination as to whether an impairment exists. The revised impairment guidance for available for sale fixed maturity securities was adopted on a prospective basis. The Company's OTTI policy and the related disclosures summarizing this standard's impact on the Company's investment portfolio are included in Note 1(d).

Note 2 - Debt - Consolidated debt of Old Republic and its subsidiaries is summarized below:

December 31:	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes due 2024	$397.9	$457.7	$397.3	$439.5
3.875% Senior Notes due 2026	546.8	634.1	546.2	580.0
Other miscellaneous debt	21.7	21.7	30.4	30.4
Total debt	$966.4	$1,113.6	$974.0	$1,050.0

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

Scheduled maturities of the above debt at the respective year ends are as follows: 2021: $21.7; 2022: $0; 2023: $0; 2024: $400.0; 2025 and after: $550.0. During 2020, 2019 and 2018, $42.5, $43.2 and $47.2, respectively, of interest expense on debt was charged to consolidated operations.

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

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 1(d) above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
December 31, 2020	$966.4	$1,113.6	$—	$1,091.9	$21.7
December 31, 2019	$974.0	$1,050.0	$—	$1,019.5	$30.4

Note 3 - Shareholders' Equity

(a) Preferred Stock - At December 31, 2020, there were 75,000,000 shares of preferred stock authorized. The Company has designated one series of preferred stock: 10,000,000 shares of Series A Junior Participating Preferred Stock (Series A). No shares have been issued or are outstanding. The Series A Stock, if and when issued, shall pay a dividend of the greater of $1.00 or 100 times (subject to adjustment) the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of common stock declared on the common stock of the Company. Each share of Series A stock shall have 100 votes on each matter submitted to a vote of the shareholders.

(b) Common Stock - At December 31, 2020, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

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

(c) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year-end 2020 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2021 without the prior approval of appropriate regulatory authorities is approximately $699.3. Cash dividends declared during 2020, 2019 and 2018 to the Company by its subsidiaries amounted to $472.4, $399.5 and $412.3, respectively.

(d) Cash Dividends - In December 2020, the Board declared a special cash dividend of $1.00 per share payable on January 15, 2021. In September 2019, the Company paid a special cash dividend of $1.00 per share. In late

December 2017 the Board declared a special cash dividend of $1.00 per share which was paid on January 31, 2018.

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

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger was $200 for 2020. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% in 2015 and declines by one percentage point per year until it reached 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposure.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions, are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of credit losses are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries. See Note 1(t).

At December 31, 2020, the Company's General Insurance Group's ten largest reinsurers represented approximately 56% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Archway Insurance, Ltd. the largest reinsurer representing 10.5% of the total recoverable balance. Of the balances due from these ten reinsurers, 57.4% was recoverable from A or better rated reinsurance companies, 25.4% from foreign unrated companies, and 17.2% from domestic unrated companies.

The following information relates to reinsurance and related data for the General Insurance and RFIG Run-off Groups for the three years ended December 31, 2020. Reinsurance transactions of the Title Insurance Group and small life and accident insurance operation are not material.

Years Ended December 31:		2020	2019	2018
General Insurance Group
Written premiums:	Direct	$5,206.9	$4,966.4	$4,673.4
	Assumed	70.6	66.9	58.1
	Ceded	$1,846.2	$1,564.3	$1,351.1

Earned premiums:	Direct	$5,030.2	$4,857.0	$4,534.8
	Assumed	70.3	56.4	55.8
	Ceded	$1,706.3	$1,481.1	$1,313.5
Claims ceded		$1,100.7	$910.2	$745.0

RFIG Run-off Business
Written premiums:	Direct	$44.3	$57.5	$73.9
	Assumed	—	—	—
	Ceded	$—	$—	$—

Earned premiums:	Direct	$45.1	$59.2	$75.9
	Assumed	—	—	—
	Ceded	$—	$—	$—
Claims ceded		$—	$—	$—

Mortgage Guaranty Insurance in force as of December 31:
	Direct	$7,883.2	$10,156.8	$13,100.5
	Assumed	—	—	—
	Ceded	$—	$—	$—

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

The Company has made certain elections available under the guidance, primarily regarding lease classification and the treatment of certain lease executory costs resulting in an immaterial effect on the Company’s consolidated financial statements. In determining the lease liability, the Company estimated the discount rate (weighted average 5.37%) for each lease based upon the type of underlying asset and remaining term (weighted average 7.6 years). Total lease costs were $73.9, $73.0 and $69.0 in 2020, 2019 and 2018, respectively. Fixed lease payments for 2020 and 2019 were $64.0 and $64.9, respectively.

The following table presents a summary of future undiscounted lease payments as of the dates shown.

									Lease
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Discount	Liability
December 31, 2020	$61.3	$54.0	$43.7	$34.0	$27.1	$96.4	$316.8	$69.3	$247.6
December 31, 2019	$59.0	$50.6	$42.9	$33.5	$24.4	$100.9	$311.6	$73.6	$238.0

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

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance and non-insurance affiliates. At December 31, 2020, the aggregate principal amount of such guaranties was $12.5.

(d) Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At year-end 2020, the Company had no material non-claim litigation exposures in its consolidated business.

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating results for the two years ended December 31, 2020 is presented below. In management's opinion, however, quarterly operating results for insurance enterprises such as the Company are not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The information below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management's opinion, normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the information which follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2020:
Operating Summary:
Net premiums, fees, and other income (a)	$1,594.0	$1,571.5	$1,764.6	$1,938.8
Net investment income and investment gains (losses)	(830.0)	455.4	187.1	484.3
Total revenues (a)	764.0	2,027.0	1,951.7	2,423.2
Benefits, claims, and expenses (a)	1,534.0	1,527.8	1,644.7	1,770.9
Net income (loss)	$(604.8)	$397.7	$246.0	$519.7
Net income (loss) per share: Basic	$(2.01)	$1.34	$.83	$1.74
Diluted	$(2.01)	$1.34	$.83	$1.74
Average shares outstanding:
Basic	300,280,398	297,523,559	297,729,418	297,960,133
Diluted	300,280,398	297,776,315	297,990,822	298,474,209

Year Ended December 31, 2019:
Operating Summary:
Net premiums, fees, and other income (a)	$1,434.2	$1,550.0	$1,667.6	$1,721.6
Net investment income and investment gains (losses)	480.1	150.0	176.3	280.2
Total revenues (a)	1,914.4	1,700.0	1,844.0	2,001.9
Benefits, claims, and expenses (a)	1,395.9	1,494.6	1,591.6	1,655.9
Net income (loss)	$412.2	$165.5	$202.8	$275.8
Net income (loss) per share: Basic	$1.38	$.55	$.68	$.92
Diluted	$1.37	$.55	$.67	$.91
Average shares outstanding:
Basic	299,020,956	299,418,182	299,894,995	300,138,720
Diluted	300,172,853	300,752,992	301,384,364	301,557,866
__________

(a)Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the presentation adopted in the fourth quarter 2020. See Note 1(c).

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

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal insurance coverages. Commercial automobile (trucking) and workers' compensation are the largest types of coverages underwritten by the General Insurance Group, accounting for 37.7% and 25.0%, respectively, of the Group's direct premiums written in 2020. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including general liability, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

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

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segmented and Consolidated Results
Years Ended December 31:	2020	2019	2018
General Insurance (a):
Net premiums earned	$3,394.2	$3,432.4	$3,277.1
Net investment income and other income	482.6	488.4	462.3
Total revenues excluding investment gains (losses)	$3,876.8	$3,920.8	$3,739.4
Segment pretax operating income (loss) (b)	$439.8	$370.2	$363.9
Income tax expense (credits) on above	$82.6	$69.9	$62.6

Title Insurance:
Net premiums earned (d)	$2,894.4	$2,414.8	$2,283.3
Title, escrow and other fees (d)	391.9	321.1	289.8
Sub-total (d)	3,286.3	2,736.0	2,573.1
Net investment income and other income	42.9	42.1	39.2
Total revenues excluding investment gains (losses)(d)	$3,329.3	$2,778.1	$2,612.4
Segment pretax operating income (loss) (b)	$344.0	$230.8	$219.3
Income tax expense (credits) on above	$72.0	$49.5	$46.2

RFIG Run-off Business (a):
Net premiums earned	$45.1	$59.2	$75.9
Net investment income and other income	15.2	17.6	20.1
Total revenues excluding investment gains (losses)	$60.4	$76.8	$96.1
Segment pretax operating income (loss)	$9.8	$30.3	$49.9
Income tax expense (credits) on above	$1.5	$5.8	$10.1

Consolidated Revenues:
Total revenues of Company segments (d)	$7,266.6	$6,775.9	$6,448.1
Other sources (c)	149.6	170.0	169.1
Consolidated investment gains (losses):
Realized from actual transactions and impairments	14.2	36.6	58.2
Unrealized from changes in fair value of equity securities	(156.2)	599.5	(293.8)
Total realized and unrealized investment gains (losses)	(142.0)	636.1	(235.6)
Consolidation elimination adjustments	(108.2)	(121.4)	(122.7)
Consolidated revenues (d)	$7,166.0	$7,460.5	$6,258.8

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
Company segments	$793.7	$631.4	$633.2
Other sources - net (c)	36.7	54.8	40.4
Consolidated investment gains (losses):
Realized from actual transactions and impairments	14.2	36.6	58.2
Unrealized from changes in fair value of equity securities	(156.2)	599.5	(293.8)
Total realized and unrealized investment gains (losses)	(142.0)	636.1	(235.6)
Consolidated income (loss) before income taxes (credits)	$688.4	$1,322.4	$438.1

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits) of Company segments	$156.2	$125.3	$119.0
Other sources - net (c)	3.4	6.6	(1.8)
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	(29.8)	133.8	(49.6)
Consolidated income tax expense (credits)	$129.7	$265.9	$67.5

December 31:	2020	2019
Consolidated Assets:
General Insurance	$19,226.1	$17,870.0
Title Insurance	1,920.9	1,695.0
RFIG Run-off Business	582.9	615.1
Total assets of company segments	21,730.0	20,180.2
Other assets (c)	1,318.2	1,095.4
Consolidation elimination adjustments	(233.0)	(199.3)
Consolidated assets	$22,815.2	$21,076.3
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
(b)    Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $63.0, $71.5 and $68.0 for the years ended December 31, 2020, 2019, and 2018, respectively; Title - $2.8, $5.5 and $6.1 for the years ended December 31, 2020, 2019, and 2018, respectively.
(c)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries.
(d)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the presentation adopted in 2020. See Note 1(c).

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

	Assumed from Old Republic			Ceded to Old Republic
Years Ended December 31:	2020	2019	2018	2020	2019	2018
Premiums earned	$3.6	$3.2	$2.3	$.3	$.4	$.4
Commissions and fees	1.1	1.0	.7	—	—	—
Losses and loss expenses	2.4	(.5)	(2.3)	.8	(.2)	(.5)
Loss and loss expense reserves	8.7	10.5	11.9	3.9	3.4	4.0
Unearned premiums	$—	$—	$—	$—	$—	$—

As of December 31, 2020 and 2019, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $44.3 and $46.4, respectively. AB&M's accounts are not consolidated with Old Republic's since it is owned by its policyholders and, in any event, their inclusion would not have a significant effect on Old Republic's consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Old Republic International Corporation:

Opinions on the consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1(d) to the consolidated financial statements, the Company changed its method of accounting for equity securities measured at fair value with changes in the fair value recognized through income as of January 1, 2018 due to the adoption of Accounting Standards Update 2016-01, Financial Instruments.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of liability for losses, claims, and settlement expenses

As discussed in Note 1(h) to the consolidated financial statements, the Company estimates the liability for losses, claims, and settlement expenses using a number of considerations to determine its best estimate of the cost of settling claims reported and claims incurred but not reported. The Company estimates the liability by applying expected claim ratios by line of business to the related earned premium revenue. The Company’s liability for losses, claims, and settlement expenses (reserves) at December 31, 2020 was $10,671.0 million.

We identified the estimation of the liability for losses, claims, and settlement expenses as a critical audit matter. The assessment of the estimates of the reserves involved a high degree of judgment due to the inherent uncertainty in determining certain assumptions, including expected claim ratios. The expected claim ratios used in the estimate may be affected by various internal and external considerations, including loss trends, premium rate trends and adequacy, interest rates, and social and economic trends. Specialized skills and knowledge were required to assess the Company’s estimate of the reserves.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating the liability for losses, claims, and settlement expense. This included controls related to the development of the expected claim ratios as well as comparison of the recorded reserves based on expected claim ratios to the Company’s actuarially derived reserves. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•Assessing the Company’s reserving methodologies by comparing to methods consistent with actuarial standards of practice
•Evaluating the Company’s estimates by developing independent analyses for certain reserve groups using the Company’s underlying historical claims data
•Assessing the Company’s internally prepared actuarial analyses for other reserve groups by inspecting the assumptions and actuarial methods utilized in comparison to internal experience and related industry trends
•Developing an independent consolidated range of reserves based on actuarial methodologies and comparing to the Company’s recorded reserves
•Assessing year-over-year movements of the Company’s recorded reserves within the independently developed actuarial range.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Chicago, Illinois
February 26, 2021

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

Changes in Internal Control

During the three month period ended December 31, 2020, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020. Their report is shown on page 96 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 5, 2020.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Information about our Executive Officers:

The following table sets forth certain information as of December 31, 2020, regarding the senior officers of the Company:

Name	Age	Position
W. Todd Gray	53	Senior Vice President and Treasurer since June 1, 2018; Senior Vice President - Operations & Finance - Old Republic General Insurance Companies since September 2015. Prior to that, Mr. Gray was a senior executive at Oak Street Funding.

John R. Heitkamp, Jr.	66	Senior Vice President, Secretary and General Counsel since July 2014.

Karl W. Mueller	61	Senior Vice President and Chief Financial Officer since October 2004.

Stephen J. Oberst	53	Executive Vice President since October 2019; President and CEO at Old Republic Risk Management, Inc. which he joined in 1999.

Craig R. Smiddy	56	President and Chief Executive Officer since June 2018 and October 2019, respectively; President and Chief Operating Officer of Old Republic General Insurance Companies since August 2015 and August 2013, respectively. Prior to joining Old Republic, Mr. Smiddy was President of the Specialty Markets Division of Munich Reinsurance America, Inc.

Rande K. Yeager	72	Senior Vice President - Title Insurance since March 2003; Chairman and Chief Executive Officer of Old Republic Title Insurance Companies since July 2010 and March 2002 respectively.

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

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 28, 2021. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2020 Annual Meeting of shareholders, which is incorporated herein by reference.

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

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 28, 2021, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 28, 2021.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 28, 2021, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the "Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 28, 2021, which will be on file with the Commission.

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

(Registrant):    Old Republic International Corporation

By:	/s/ Craig R. Smiddy	02/26/2021
	Craig R. Smiddy, President, Chief Executive Officer and Director	Date

By:	/s/ Karl W. Mueller	02/26/2021
	Karl W. Mueller, Senior Vice President,	Date
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

/s/ Steven J. Bateman	/s/ Peter B. McNitt
Steven J. Bateman, Director*	Peter B. McNitt, Director*
/s/ Harrington Bischof	/s/ Glenn W. Reed
Harrington Bischof, Director*	Glenn W. Reed, Director*
/s/ Jimmy A. Dew	/s/ Arnold L. Steiner
Jimmy A. Dew, Director*	Arnold L. Steiner, Director*
/s/ John M. Dixon	/s/ Fredricka Taubitz
John M. Dixon, Director*	Fredricka Taubitz, Director*
/s/ Michael D. Kennedy	/s/ Steven Walker
Michael D. Kennedy, Director*	Steven Walker, Director*
/s/ Charles J. Kovaleski	/s/ Aldo C. Zucaro
Charles J. Kovaleski, Director*	Aldo C. Zucaro, Director*
/s/ Spencer LeRoy, III
Spencer LeRoy, III, Director*

* By /s/ Craig R. Smiddy
Attorney-in-fact
Date: February 26, 2021

INDEX TO FINANCIAL STATEMENT SCHEDULES

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2020

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2020, 2019 and 2018

Schedule	IV -	Reinsurance for the years ended December 31, 2020, 2019 and 2018

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2020, 2019 and 2018

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, notes thereto, or elsewhere herein.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2020
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (1)	Fair Value	Amount at which shown in balance sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$1,801.5	$1,891.4	$1,891.4
States, municipalities and political subdivisions	997.1	1,063.5	1,063.5
Foreign government	165.5	171.8	171.8
Corporate, industrial and all other	6,933.3	7,370.0	7,370.0
	9,897.6	$10,496.8	10,496.8
Short-term investments	749.6		749.6
Total	10,647.3		11,246.4
Equity securities:
Non-redeemable preferred stocks	.6	$1.2	1.2
Common stocks:
Banks, trusts and insurance companies	111.0	184.6	184.6
Industrial, miscellaneous and all other	3,108.2	3,814.2	3,814.2
Indexed mutual funds	49.8	54.6	54.6
	3,269.7	$4,054.8	4,054.8
Other investments	28.8		28.8
Total Investments	$13,945.9		$15,330.1
__________

(1)    Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2020	2019
Assets:
Bonds and notes	$10.5	$10.5
Short-term investments	32.7	17.1
Cash	1.9	1.9
Investments in, and indebtedness of related parties	7,668.0	7,131.8
Other assets	113.9	93.2
Total Assets	$7,827.1	$7,254.7

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$530.3	$154.1
Debt and debt equivalents	964.2	969.6
Indebtedness to affiliates and subsidiaries	145.7	130.8
Commitments and contingent liabilities
Total Liabilities	1,640.4	1,254.5

Common Shareholders' Equity:
Common stock	304.1	303.6
Additional paid-in capital	1,306.9	1,297.5
Retained earnings	4,394.8	4,386.0
Accumulated other comprehensive income (loss)	284.0	77.7
Unallocated ESSOP shares (at cost)	(103.2)	(64.8)
Total Common Shareholders' Equity	6,186.6	6,000.1
Total Liabilities and Common Shareholders' Equity	$7,827.1	$7,254.7

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Investment income from subsidiaries	$89.5	$105.1	$101.7
Real estate and other income	4.6	5.0	5.0
Other investment income	.4	.9	2.0
Realized investment gains (losses)	—	(.2)	—
Total revenues	94.7	110.9	108.9

Expenses:
Interest - subsidiaries	3.8	3.1	2.1
Interest - other	42.3	42.9	47.0
Real estate and other expenses	4.8	4.7	4.6
General expenses, taxes and fees	14.6	13.4	15.3
Total expenses	65.7	64.3	69.1
Revenues, net of expenses	29.0	46.6	39.7

Federal income taxes (credits)	5.0	8.8	1.5
Income (loss) before equity in earnings (losses) of subsidiaries	23.9	37.7	38.2

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	472.4	411.8	412.3
Earnings (losses) in excess of dividends	62.3	606.9	(80.0)

Net Income (Loss)	$558.6	$1,056.4	$370.5

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$558.6	$1,056.4	$370.5
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	.3	(.7)	.2
Income taxes - net	4.4	.4	(23.4)
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	(62.3)	(620.0)	80.0
Realized investment (gains) losses	—	.2	—
Accounts payable, accrued expenses and other	4.6	(1.0)	2.2
Total	505.7	435.3	429.6

Cash flows from investing activities:
Sale of fixed assets for company use	—	.4	—
Purchase of fixed assets for company use	(3.2)	—	—
Net repayment (issuance) of notes to related parties	(275.0)	102.5	(114.2)
Net decrease (increase) in short-term investments	(15.6)	(10.8)	266.6
Investment in, and indebtedness of related parties-net	37.7	10.9	(104.0)
Total	(256.1)	103.0	48.3

Cash flows from financing activities:
Net receipt (repayment) of notes and loans from related parties	48.4	(10.3)	50.7
Issuance of common shares	6.7	13.8	13.1
Redemption of debentures and notes	(6.5)	(6.5)	(4.7)
Purchase of unallocated ESSOP shares	(50.0)	—	(50.0)
Dividends on common shares	(250.1)	(538.7)	(498.8)
Other - net	1.8	.2	(3.1)
Total	(249.6)	(541.5)	(492.8)

Increase (decrease) in cash	—	(3.1)	(14.9)
Cash, beginning of year	1.9	5.0	20.0
Cash, end of year	$1.9	$1.9	$5.0

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

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2020, 2019 and 2018
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Losses, Claims and Settlement Expenses	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2020:
Insurance Underwriting:
General Insurance Group	$327.2	$6,328.0	$1,765.2	$133.8	$3,394.2
Title Insurance Group	—	556.1	—	6.5	2,894.4
RFIG Run-off Business	—	127.6	.4	—	45.1
Corporate & Other (1)	.8	8.6	—	42.4	12.0
Reinsurance Recoverable (2)	—	3,650.5	631.4	13.1	—
Consolidated	$328.0	$10,671.0	$2,397.1	$195.9	$6,345.8

Year Ended December 31, 2019:

General Insurance Group	$324.0	$6,021.3	$1,733.0	$129.1	$3,432.4
Title Insurance Group (3)	—	530.9	—	6.0	2,414.8
RFIG Run-off Business	—	118.9	1.3	—	59.2
Corporate & Other (1)	1.4	8.4	—	44.0	13.4
Reinsurance Recoverable (2)	—	3,249.7	490.4	15.1	—
Consolidated (3)	$325.4	$9,929.5	$2,224.7	$194.4	$5,919.9

Year Ended December 31, 2018:
Insurance Underwriting:
General Insurance Group	$314.1	$5,766.1	$1,696.4	$130.8	$3,277.1
Title Insurance Group (3)	—	533.4	—	6.3	2,283.3
RFIG Run-off Business	—	154.5	3.0	—	75.9
Corporate & Other (1)	2.2	10.8	—	44.6	14.6
Reinsurance Recoverable (2)	—	3,006.3	405.4	16.8	—
Consolidated (3)	$316.3	$9,471.2	$2,104.9	$198.6	$5,651.1
__________

(1)Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.
(2)In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $4.2 billion, $3.7 billion, and $3.4 billion at December 31, 2020, 2019 and 2018, respectively. This accounting treatment does not have any effect on the Company's results of operations.
(3)Certain reclassifications were made to net premiums earned, title, escrow, and other fees, and underwriting, acquisition, and other expenses in 2019 and 2018 to conform to the presentation adopted in 2020.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2020, 2019 and 2018
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2020:
Insurance Underwriting:
General Insurance Group	$352.2	$2,372.0	$500.9	$564.0	$3,431.3
Title Insurance Group	42.0	75.3	—	2,909.9	2,894.4
RFIG Run-off Business	15.2	36.9	—	13.6	44.3
Corporate & Other (1)	29.4	7.1	.5	(3.1)	12.0
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$438.9	$2,491.4	$501.5	$3,484.5	$6,382.1

Year Ended December 31, 2019:
Insurance Underwriting:
General Insurance Group	$356.4	$2,464.6	$531.5	$554.3	$3,469.0
Title Insurance Group (3)	41.4	67.4	—	2,479.8	2,414.8
RFIG Run-off Business	17.6	31.7	—	14.8	57.5
Corporate & Other (1)	35.1	8.8	.7	(15.9)	13.3
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated (3)	$450.7	$2,572.7	$532.2	$3,033.1	$5,954.8

Year Ended December 31, 2018:
Insurance Underwriting:
General Insurance Group	$341.0	$2,365.8	$488.4	$521.2	$3,380.4
Title Insurance Group (3)	38.8	48.3	—	2,344.7	2,283.3
RFIG Run-off Business	20.1	29.9	—	16.3	73.9
Corporate & Other (1)	31.7	16.7	1.2	(12.0)	14.6
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated (3)	$431.8	$2,460.7	$489.6	$2,870.2	$5,752.4
__________

(1)Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.
(2)In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $4.2 billion, $3.7 billion, and $3.4 billion at December 31, 2020, 2019 and 2018, respectively. This accounting treatment does not have any effect on the Company's results of operations.
(3)Certain reclassifications were made to net premiums earned, title, escrow, and other fees, and underwriting, acquisition, and other expenses in 2019 and 2018 to conform to the presentation adopted in 2020.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2020, 2019 and 2018
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2020:
Life insurance in force	$1,665.7	$936.8	$—	$728.8	—%

Premium Revenues:
General Insurance	$5,030.2	$1,706.3	$70.3	$3,394.2	2.1%
Title Insurance	2,892.8	.1	1.6	2,894.4	.1
RFIG Run-off	45.1	—	—	45.1	—
Life and Health Insurance:
Life insurance	7.8	2.4	—	5.3	—
Accident and health insurance	17.1	10.4	—	6.6	—
Total Life & Health Insurance	24.9	12.9	—	12.0	—
Consolidating adjustments	—	(.4)	(.4)	—	—
Consolidated	$7,993.2	$1,718.9	$71.5	$6,345.8	1.1

Year Ended December 31, 2019:
Life insurance in force	$2,119.0	$1,135.9	$—	$983.0	—%

Premium Revenues:
General Insurance	$4,857.0	$1,481.1	$56.4	$3,432.4	1.6%
Title Insurance (1)	2,412.8	—	1.9	2,414.8	.1
RFIG Run-off	59.2	—	—	59.2	—
Life and Health Insurance:
Life insurance	9.5	3.8	—	5.7	—
Accident and health insurance	19.5	11.8	—	7.6	—
Total Life & Health Insurance	29.0	15.6	—	13.4	—
Consolidating adjustments	—	(.9)	(.9)	—	—
Consolidated (1)	$7,358.2	$1,495.8	$57.4	$5,919.9	1.0%

Year Ended December 31, 2018:
Life insurance in force	$3,383.2	$1,865.4	$—	$1,517.7	—%

Premium Revenues:
General Insurance	$4,534.8	$1,313.5	$55.8	$3,277.1	1.7%
Title Insurance (1)	2,281.0	—	2.3	2,283.3	.1
RFIG Run-off	75.9	—	—	75.9	—
Life and Health Insurance:
Life insurance	11.9	5.0	—	6.8	—
Accident and health insurance	22.3	14.5	—	7.8	—
Total Life & Health Insurance	34.3	19.6	—	14.6	—
Consolidating adjustments	—	(3.4)	(3.4)	—	—
Consolidated (1)	$6,926.1	$1,329.7	$54.6	$5,651.1	1.0%
__________

(1)Certain reclassifications were made to net premiums earned, title, escrow, and other fees, and underwriting, acquisition, and other expenses in 2019 and 2018 to conform to the presentation adopted in 2020.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2020, 2019 and 2018
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (1)	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2020:
Deducted from Asset Accounts:
Reserve for credit losses	$—	$6.4	$30.1	$—	$36.5

Year Ended December 31, 2019:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$—	$—	$—	$—	$—

Year Ended December 31, 2018:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$15.9	$—	$—	$(15.9)	$—
__________

(1)Relates to the Company's adoption of the FASB's current expected credit loss standard effective January 1, 2020.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2020, 2019 and 2018
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (1)	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses (2)	Discount, If Any, Deducted in Column C	Unearned Premiums (2)

Year Ended December 31:
2020	$327.2	$6,328.0	$196.9	$1,765.2
2019	324.0	6,021.3	209.6	1,733.0
2018	314.1	5,756.0	216.5	1,696.4

Column A	Column F	Column G	Column H

		Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to
Affiliation With Registrant (1)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2020	$3,394.2	$352.2	$2,380.5	$(27.4)
2019	3,433.3	356.7	2,424.1	12.4
2018	3,278.6	341.9	2,350.2	(6.4)

Column A	Column I	Column J	Column K

Affiliation With Registrant (1)	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written

Year Ended December 31:
2020	$500.9	$2,046.3	$3,431.3
2019	531.5	2,171.3	3,469.3
2018	488.4	2,083.0	3,382.0
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
Amended and Restated Rights Agreement dated as of June 26, 2017 between Old Republic International Corporation and Equinity Trust Company (as successor to Wells Fargo Bank, NA). (Exhibit 4.1 to Registrant's Form 8-A/A filed August 28, 2017).

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

	(H)	*	Description of Common Stock of the Registrant.

(10)	Material contracts.

**	(A)	*	Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant's Annual Report on Form 10-K for 2018.)

**	(B)	*	Amended and Restated Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 10(a) to Registrant's March 31, 2014 report on Form 10-Q).

**	(C)	*	Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2008).

**	(D)	*	Old Republic International Corporation 2016 Incentive Compensation Plan. (Exhibit 99.1 to Registrant's Form 8-K filed May 28, 2015).

**	(E)	*
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