Form 10-Q
period 2021-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2021-04-30
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	March 31, 2021
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at March 31, 2021 was 304,749,840.

There are 49 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2021

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND COMMON
	SHAREHOLDERS' EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 18

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	19 - 45

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	46

	CONTROLS AND PROCEDURES	46

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	47

	ITEM 1A - RISK FACTORS	47

	ITEM 6 - EXHIBITS	47

SIGNATURE		48

EXHIBIT INDEX		49

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	March 31,	December 31,
	2021	2020
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $10,058.5 and $9,897.6)	$10,415.9	$10,496.8
Short-term investments (at fair value which approximates cost)	637.9	749.6
Total	11,053.8	11,246.4
Equity securities (at fair value) (cost: $3,118.6 and $3,269.7)	4,271.3	4,054.8
Other investments	29.0	28.8
Total Investments	15,354.1	15,330.1
Other Assets:
Cash	123.4	118.7
Accrued investment income	87.1	86.4
Accounts and notes receivable	1,626.6	1,593.9
Reinsurance balances and funds held	233.0	205.0
Reinsurance recoverable: Paid losses	69.8	67.6
Policy and claim reserves	4,407.4	4,295.1
Deferred policy acquisition costs	334.9	328.0
Sundry assets	812.6	790.0
Total Other Assets	7,695.1	7,485.0
Total Assets	$23,049.3	$22,815.2
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$10,853.3	$10,671.0
Unearned premiums	2,442.7	2,397.1
Other policyholders' benefits and funds	198.5	195.9
Total policy liabilities and accruals	13,494.6	13,264.2
Commissions, expenses, fees, and taxes	651.5	663.5
Reinsurance balances and funds	793.5	725.4
Federal income tax payable: Current	36.9	4.2
Deferred	165.0	137.3
Debt	947.2	966.4
Sundry liabilities	508.6	867.3
Commitments and contingent liabilities
Total Liabilities	16,597.4	16,628.5
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	304.7	304.1
Additional paid-in capital	1,318.9	1,306.9
Retained earnings	4,831.4	4,394.8
Accumulated other comprehensive income (loss)	96.9	284.0
Unallocated ESSOP shares (at cost)	(100.3)	(103.2)
Total Common Shareholders' Equity	6,451.8	6,186.6
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$23,049.3	$22,815.2
________

(1)    At March 31, 2021 and December 31, 2020, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 304,749,840 and 304,122,180 were issued as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2021	2020
Revenues:
Net premiums earned	$1,732.2	$1,478.0
Title, escrow, and other fees	106.6	81.2
Total premiums and fees	1,838.9	1,559.3
Net investment income	104.3	114.1
Other income	36.3	34.6
Total operating revenues	1,979.6	1,708.2
Investment gains (losses):
Realized from actual transactions	7.8	18.5
Unrealized from changes in fair value of
equity securities	367.5	(962.7)
Total realized and unrealized investment
gains (losses)	375.4	(944.1)
Total revenues	2,355.0	764.0

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	598.0	619.7
Dividends to policyholders	5.4	2.9
Underwriting, acquisition, and other expenses	1,110.3	899.4
Interest and other charges	10.6	11.9
Total expenses	1,724.4	1,534.0
Income (loss) before income taxes (credits)	630.6	(769.9)

Income Taxes (Credits):
Current	50.7	40.0
Deferred	77.7	(205.2)
Total	128.5	(165.1)

Net Income (Loss)	$502.1	$(604.8)

Net Income (Loss) Per Share:
Basic	$1.68	$(2.01)
Diluted	$1.68	$(2.01)

Average shares outstanding: Basic	298,753,132	300,280,398
Diluted	299,693,514	300,280,398

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2021	2020
Net Income (Loss) As Reported	$502.1	$(604.8)

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) before reclassifications,
not included in the statements of income	(242.4)	(173.2)
Amounts reclassified as realized investment (gains)
losses in the statements of income	(.3)	(.3)
Pretax unrealized gains (losses) on securities	(242.7)	(173.5)
Deferred income taxes (credits)	(51.1)	(36.3)
Net unrealized gains (losses) on securities, net of tax	(191.5)	(137.1)
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	1.8	.9
Pretax net adjustment related to defined benefit
pension plans	1.8	.9
Deferred income taxes (credits)	.3	.1
Net adjustment related to defined benefit pension
plans, net of tax	1.4	.7
Foreign currency translation adjustment	3.0	(10.5)
Total other comprehensive income (loss)	(187.0)	(146.9)
Comprehensive Income (Loss)	$315.0	$(751.8)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2021	2020
Preferred Stock:
Balance, beginning and end of period	$—	$—

Common Stock:
Balance, beginning of period	$304.1	$303.6
Dividend reinvestment plan	—	—
Net issuance of shares under stock based compensation plans	.5	.3
Balance, end of period	$304.7	$303.9

Additional Paid-in Capital:
Balance, beginning of period	$1,306.9	$1,297.5
Dividend reinvestment plan	1.1	.2
Net issuance of shares under stock based compensation plans	7.8	4.4
Stock based compensation	2.3	1.1
ESSOP shares released	.6	.8
Balance, end of period	$1,318.9	$1,304.2

Retained Earnings:
Balance, beginning of period	$4,394.8	$4,386.0
Adoption of new accounting principle (1)	—	(2.3)
Balance, beginning of period, as adjusted	4,394.8	4,383.6
Net income (loss)	502.1	(604.8)
Dividends on common shares ($.22 and $.21 per common share)	(65.4)	(62.9)
Balance, end of period	$4,831.4	$3,715.8

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$284.0	$77.7
Net unrealized gains (losses) on securities, net of tax	(191.5)	(137.1)
Net adjustment related to defined benefit pension plans,
net of tax	1.4	.7
Foreign currency translation adjustment	3.0	(10.5)
Balance, end of period	$96.9	$(69.2)

Unallocated ESSOP Shares:
Balance, beginning of period	$(103.2)	$(64.8)
ESSOP shares released	2.9	2.8
Purchase of unallocated ESSOP shares	—	(50.0)
Balance, end of period	$(100.3)	$(111.9)
_______

(1)Reflects the Company's adoption of a new accounting principle relating to credits losses effective January 1, 2020. Refer to additional discussion in Note 1 to the Consolidated Financial Statements.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$502.1	$(604.8)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(6.8)	2.0
Premiums and other receivables	(32.7)	(119.9)
Unpaid claims and related items	102.4	73.7
Unearned premiums and other policyholders' liabilities	15.5	.7
Income taxes	111.1	(171.5)
Reinsurance balances	37.9	89.9
Realized investment (gains) losses from actual transactions and impairments	(7.8)	(18.5)
Unrealized investment (gains) losses from changes in fair value
of equity securities	(367.5)	962.7
Accounts payable, accrued expenses and other	(58.1)	1.9
Total	296.0	216.3

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	335.6	297.3
Sales	156.5	88.8
Sales of:
Equity securities	195.7	140.5
Other - net	2.2	3.2
Purchases of:
Fixed maturity securities:
Available for sale	(659.3)	(274.4)
Equity securities	(36.5)	(271.2)
Other - net	(17.6)	(10.9)
Net decrease (increase) in short-term investments	111.7	(9.8)
Other - net	—	—
Total	88.3	(36.4)

Cash flows from financing activities:
Issuance of common shares	9.6	5.0
Redemption of debentures and notes	(19.5)	(6.5)
Purchase of unallocated common shares by ESSOP	—	(50.0)
Dividends on common shares (including a special dividend paid in January
2021 of $304.0)	(369.5)	(62.9)
Other - net	(.3)	.1
Total	(379.7)	(114.2)

Increase (decrease) in cash	4.7	65.6
Cash, beginning of period	118.7	78.8
Cash, end of period	$123.4	$144.5

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$20.4	$20.6
Income taxes	$17.1	$6.7
See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1. Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2020 Annual Report on Form 10-K incorporated herein by reference.

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. Recent pronouncements are discussed below.

Effective January 1, 2020, the Company adopted the FASB’s accounting guidance on current expected credit loss ("CECL") which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of certain financial assets measured at amortized cost, primarily including the Company’s reinsurance recoverables, and its accounts and notes receivable. CECL replaced the incurred loss impairment model that recognized losses when a probability threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased and at subsequent measurement dates. The expected credit losses, and subsequent adjustment to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the asset presented on the consolidated balance sheet.

The guidance relating to financial assets measured at amortized cost was adopted on a modified retrospective basis, resulting in a net of tax adjustment to January 1, 2020 retained earnings of $2.3. The Company’s January 1, 2020 credit loss allowance of $30.1 was comprised of $14.5 related to reinsurance recoverables, $15.5 related to accounts and notes receivable, and an immaterial amount related to held to maturity securities. The March 31, 2021 allowance included $16.0 related to reinsurance recoverables and $21.9 related to accounts and notes receivable. No significant charges were made to the allowance during the three months ended March 31, 2021.

The guidance also modifies the impairment model for available for sale fixed maturity securities by requiring the recognition of impairments relating to credit losses through an allowance account, as opposed to a charge that cannot be revised should the underlying security recover. Under the guidance, the length of time a security has been in an unrealized loss position will no longer impact the determination as to whether an impairment exists. The revised impairment guidance for available for sale fixed maturity securities was adopted on a prospective basis. The Company's impairment policy and the related disclosures summarizing this standard’s impact on the Company’s investment portfolio are included in Note 3.

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

Immaterial Adjustment - The Company recorded immaterial adjustments to present revenues gross of the applicable commission expenses in the March 31, 2020 consolidated statements of income and comprehensive income by: increasing net premiums earned by $101.3, decreasing title, escrow and other fees by $38.8, and increasing underwriting, acquisition, and other expenses by $62.5. These immaterial adjustments were made to conform all prior periods to the current presentation and had no impact on net income (loss), comprehensive income (loss) or shareholders' equity.

2. Common Share Data:

Earnings Per Share - Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares actually outstanding for the periods presented. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. The following table provides a reconciliation of net income (loss) and the number of shares used in basic and diluted earnings per share calculations.

	Quarters Ended
	March 31,
	2021	2020
Numerator:
Basic and diluted earnings per share -
income (loss) available to common stockholders	$502.1	$(604.8)
Denominator:
Basic earnings per share -
weighted-average shares (a)	298,753,132	300,280,398
Effect of dilutive securities - stock based
compensation awards	940,382	—
Diluted earnings per share -
adjusted weighted-average shares (a)	299,693,514	300,280,398
Earnings per share: Basic	$1.68	$(2.01)
Diluted	$1.68	$(2.01)

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	7,020,142	9,620,404
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all common shares.

3. Investments:

The Company classifies its fixed maturity securities as those it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. The Company's entire fixed maturity portfolio is classified as available for sale.

Fixed maturity securities classified as available for sale are reported at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity. Equity securities are reported at fair value with changes in such values reflected as unrealized investment gains (losses) in the consolidated statements of income. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from recognized independent pricing services.

The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year, and estimates of impairments and allowances for credit losses in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. The Company recognized no impairments or allowances for credit losses for the quarters ended March 31, 2021, and 2020.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
March 31, 2021:
U.S. & Canadian Governments	$1,968.3	$66.8	$6.3	$2,028.7
Tax-exempt	991.2	54.3	—	1,045.5
Corporate	7,098.9	317.0	74.4	7,341.5
	$10,058.5	$438.2	$80.8	$10,415.9

December 31, 2020:
U.S. & Canadian Governments	$1,967.1	$96.4	$.3	$2,063.2
Tax-exempt	997.1	66.3	—	1,063.5
Corporate	6,933.3	440.1	3.4	7,370.0
	$9,897.6	$602.9	$3.8	$10,496.8

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at March 31, 2021:
Due in one year or less	$1,017.2	$1,026.7
Due after one year through five years	5,453.6	5,728.3
Due after five years through ten years	3,490.7	3,565.6
Due after ten years	96.7	95.1
	$10,058.5	$10,415.9

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021:

Fixed Maturity Securities:
U.S. & Canadian Governments	$492.5	$6.3	$—	$—	$492.5	$6.3
Corporate	1,521.4	74.4	—	—	1,521.4	74.4
	$2,013.9	$80.8	$—	$—	$2,013.9	$80.8

Number of securities in
unrealized loss position		321		2		323

December 31, 2020:

Fixed Maturity Securities:
U.S. & Canadian Governments	$416.4	$.3	$—	$—	$416.4	$.3
Corporate	333.6	3.4	—	—	333.6	3.4
	$750.0	$3.8	$—	$—	$750.0	$3.8

Number of securities in
unrealized loss position		74		3		77
In the above tables the unrealized losses on fixed maturity securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of impairments, the Company considers its intent and ability to continue to hold the securities until cost recovery, principally in consideration of its asset and liability matching objectives.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021	$3,118.6	$1,251.1	$98.4	$4,271.3
December 31, 2020	$3,269.7	$1,028.1	$243.0	$4,054.8

During the first quarters of 2021 and 2020, the Company recognized pretax unrealized investment gains (losses) of $367.5 and $(962.7), respectively, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at March 31, 2021 and 2020 were $359.8 and $(956.8), respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of March 31, 2021 and December 31, 2020.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2021:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,258.4	$770.3	$—	$2,028.7
Tax-exempt	—	1,045.5	—	1,045.5
Corporate	—	7,331.0	10.5	7,341.5
Short-term investments	637.9	—	—	637.9
Equity securities	$4,269.4	$—	$1.8	$4,271.3

As of December 31, 2020:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,262.2	$801.0	$—	$2,063.2
Tax-exempt	—	1,063.5	—	1,063.5
Corporate	—	7,359.5	10.5	7,370.0
Short-term investments	749.6	—	—	749.6
Equity securities	$4,052.9	$—	$1.8	$4,054.8

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2021.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date.

Investment gains and losses, which result from sales or impairments of securities, are reflected as revenues in the income statement and are determined on the basis of amortized cost at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized gains and (losses) from changes in fair value of equity securities are recorded as investment gains (losses) in the income statement. Unrealized investment gains (losses) on fixed maturity securities, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At March 31, 2021, the Company and its subsidiaries did not have significant amounts of non-income producing fixed maturity or equity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended
	March 31,
	2021	2020
Investment income:
Fixed maturity securities	$69.7	$74.5
Equity securities	36.1	38.1
Short-term investments	—	1.9
Other sources	—	1.1
Gross investment income	105.9	115.8
Investment expenses (a)	1.6	1.6
Net investment income	$104.3	$114.1

Investment gains (losses):
From actual transactions:
Fixed maturity securities:
Gains	$.6	$.9
Losses	(.2)	(.5)
Net	.3	.3
Equity securities:
Gains	36.3	19.4
Losses	(28.8)	(1.2)
Net	7.5	18.2
Other investments, net	—	—
Total from actual transactions	7.8	18.5
From impairments	—	—
From unrealized changes in fair value of equity securities	367.5	(962.7)
Total realized and unrealized investment gains (losses)	375.4	(944.1)
Current and deferred income taxes (credits)	79.6	(198.5)
Net of tax realized and unrealized investment gains (losses)	$295.7	$(745.6)

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed maturity securities	$(241.1)	$(172.8)
Less: Deferred income taxes (credits)	(50.8)	(36.2)
	(190.3)	(136.6)

Other investments	(1.6)	(.7)
Less: Deferred income taxes (credits)	(.3)	(.1)
	(1.2)	(.5)
Net changes in unrealized investment gains (losses),
net of tax	$(191.5)	$(137.1)
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

The Company’s accounting policy regarding the establishment of claim reserve estimates is described in Note 1(h) to the consolidated financial statements included in Old Republic’s 2020 Annual Report on Form 10-K. The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the periods shown.

This space left intentionally blank

Summary of changes in aggregate reserves for claims and related costs:

	Quarters Ended
	March 31,
	2021	2020
Gross reserves at beginning of period	$10,671.0	$9,929.5
Less: reinsurance losses recoverable	3,650.5	3,249.7
Net reserves at beginning of period:
General Insurance	6,328.0	6,021.3
Title Insurance	556.1	530.9
RFIG Run-off	127.6	118.9
Other	8.6	8.4
Sub-total	7,020.4	6,679.7
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	585.0	598.3
Title Insurance	35.3	24.7
RFIG Run-off	5.5	6.6
Other	4.2	3.1
Sub-total	630.1	632.9
Change in provision for insured events of prior years:
General Insurance	(23.1)	(5.8)
Title Insurance	(6.0)	(3.1)
RFIG Run-off	(1.2)	(1.8)
Other	(1.6)	(1.3)
Sub-total	(32.0)	(12.2)
Total incurred claims and claim adjustment expenses	598.1	620.6
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	93.4	96.3
Title Insurance	1.1	.1
RFIG Run-off	—	—
Other	1.5	.7
Sub-total	96.2	97.2
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	380.8	418.8
Title Insurance	12.9	15.9
RFIG Run-off	4.4	13.2
Other	1.1	1.6
Sub-total	399.4	449.7
Total payments	495.6	546.9
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable:
General Insurance	6,415.5	6,098.6
Title Insurance	571.4	536.4
RFIG Run-off	127.4	110.4
Other	8.5	7.8
Sub-total	7,122.9	6,753.3
Reinsurance losses recoverable	3,730.4	3,242.5
Gross reserves at end of period	$10,853.3	$9,995.9

5. Employee Benefit Plans:

The Company had an active pension plan (the "Plan") covering a portion of its work force until December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan was closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retained all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly periods ended March 31, 2021 and 2020 were not material to Old Republic's consolidated statements of income.

6. Information About Segments of Business:

Old Republic is engaged in the single business of insurance underwriting and related services. The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its General Insurance (property and liability insurance), Title Insurance, and the Republic Financial Indemnity Group ("RFIG") Run-off Business. The results of a small life and accident insurance business are included with those of the parent holding company and its internal corporate services subsidiaries. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude investment gains or losses and impairments as these are aggregated in the consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

This space left intentionally blank

Segmented and Consolidated Results:

	Quarters Ended
	March 31,
	2021	2020
General Insurance:
Net premiums earned	$859.1	$852.8
Net investment income and other income	120.9	125.1
Total revenues excluding investment gains (losses)	$980.0	$978.0
Segment pretax operating income (loss) (a)	$140.8	$110.1
Income tax expense (credits)	$27.3	$20.8

Title Insurance:
Net premiums earned (c)	$861.0	$609.4
Title, escrow and other fees (c)	106.6	81.2
Sub-total (c)	967.7	690.7
Net investment income and other income	10.7	10.9
Total revenues excluding investment gains (losses) (c)	$978.4	$701.6
Segment pretax operating income (loss) (a)	$103.7	$43.3
Income tax expense (credits)	$21.8	$9.2

RFIG Run-off Business:
Net premiums earned	$9.2	$12.6
Net investment income and other income	3.2	4.3
Total revenues excluding investment gains (losses)	$12.4	$17.0
Segment pretax operating income (loss)	$4.9	$8.4
Income tax expense (credits)	$.9	$1.6

Consolidated Revenues:
Total revenues of Company segments (c)	$1,971.0	$1,696.7
Other sources (b)	35.1	39.8
Consolidated investment gains (losses):
Realized from actual transactions and impairments	7.8	18.5
Unrealized from changes in fair value of equity securities	367.5	(962.7)
Total realized and unrealized investment gains (losses)	375.4	(944.1)
Consolidation elimination adjustments	(26.5)	(28.2)
Consolidated revenues (c)	$2,355.0	$764.0

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
Company segments	$249.4	$161.8
Other sources - net (b)	5.6	12.3
Consolidated investment gains (losses):
Realized from actual transactions and impairments	7.8	18.5
Unrealized from changes in fair value of equity securities	367.5	(962.7)
Total realized and unrealized investment gains (losses)	375.4	(944.1)
Consolidated income (loss) before income
taxes (credits)	$630.6	$(769.9)

	Quarters Ended
	March 31,
	2021	2020
Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
of Company segments	$50.1	$31.6
Other sources - net (b)	(1.3)	1.6
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	79.6	(198.5)
Consolidated income tax expense (credits)	$128.5	$(165.1)

	March 31,	December 31,
	2021	2020
Consolidated Assets:
General Insurance	$19,561.7	$19,226.1
Title Insurance	2,004.2	1,920.9
RFIG Run-off Business	574.6	582.9
Total assets of company segments	22,140.6	21,730.0
Other assets (b)	1,094.6	1,318.2
Consolidation elimination adjustments	(185.9)	(233.0)
Consolidated assets	$23,049.3	$22,815.2

(a)    Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $15.8 and $16.4 for the quarters ended March 31, 2021 and 2020, respectively, and Title - $.4 and $.9 for the quarters ended March 31, 2021 and 2020, respectively.
(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries.
(c)    Reclassification adjustments were made to certain Title segment revenues and expenses in the quarter ended March 31, 2020 to conform to the current presentation. See Note 1.

7. Commitments and Contingent Liabilities:

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At March 31, 2021, the Company had no material non-claim litigation exposures in its consolidated business.

8. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes issued in 2014 and due 2024	$398.0	$450.2	$397.9	$457.7
3.875% Senior Notes issued in 2016 and due 2026	546.9	611.1	546.8	634.1
Other miscellaneous debt	2.2	2.2	21.7	21.7
Total debt	$947.2	$1,063.6	$966.4	$1,113.6

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

The following table shows a summary of financial liabilities disclosed, but not carried at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
March 31, 2021	$947.2	$1,063.6	$—	$1,061.3	$2.2
December 31, 2020	$966.4	$1,113.6	$—	$1,091.9	$21.7

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2021 and 2020
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG Run-off Business. A small life and accident insurance business, accounting for .2% of consolidated operating revenues for the quarter ended March 31, 2021 and .6% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1(a) to the consolidated financial statements included in Old Republic's 2020 Annual Report on Form 10-K.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended March 31,
	2021	2020	% Change
Pretax income (loss)	$630.6	$(769.9)
Pretax investment gains (losses)	375.4	(944.1)
Pretax income (loss) excluding investment gains (losses)	$255.1	$174.2	46.5%

Net income (loss)	$502.1	$(604.8)
Net of tax investment gains (losses)	295.7	(745.6)
Net income (loss) excluding investment gains (losses)	$206.3	$140.8	46.5%

PER DILUTED SHARE

	Quarters Ended March 31,
	2021	2020	% Change
Net income (loss)	$1.68	$(2.01)
Net of tax investment gains (losses)	.99	(2.48)
Net income (loss) excluding investment gains (losses)	$.69	$.47	46.8%

SHAREHOLDERS' EQUITY

	March 31,	Dec. 31,
	2021	2020	% Change
Shareholders' equity: Total	$6,451.8	$6,186.6	4.3%
Per Common Share	$21.59	$20.75	4.0%

This year’s first quarter consolidated pretax income, excluding investment gains or losses continued to show strong growth in profitability in the General Insurance and Title Insurance businesses. Solid underwriting results produced a consolidated combined ratio of 90.9%, compared to 95.1% in the first quarter of 2020. Total and per share net income reflect significant changes in the fair value of equity securities, particularly by comparison to 2020’s first quarter when equity markets were disrupted by the onset of the COVID-19 pandemic.

In the first quarter the economy began to recover from the effects of the pandemic as the widespread distribution of effective vaccines commenced. General Insurance earned premiums increased slightly compared to the first quarter of 2020 when the impact of the pandemic was not yet reflected. Title Insurance continued to experience robust growth in premium and fee revenues as low interest rates and a favorable real estate market persisted. The RFIG Run-off business produced a small underwriting profit as delinquencies continued to decline from the elevated levels at the height of the pandemic.

Net investment income decreased for the quarter as moderate growth in the invested asset base was more than offset by lower investment yields. As the equity market performance continued to improve, the Company’s common stock portfolio appreciated, however was partially offset by declines in the fixed maturity portfolio. This overall favorable investment valuation, along with higher retained earnings contributed to an increased book value per share of $21.59 as of March 31, 2021 from $20.75 at December 31, 2020.

As the economy emerges from the impacts of the pandemic, premium and fee revenues in General Insurance could continue growing, especially compared to the 2020 periods where exposure levels were lower due to the effects of the pandemic on economic activity and employment levels. Title Insurance premium and fee revenues could remain strong as long as low interest rates and a favorable real estate market continue. In the RFIG Run-off business, future claims experience could depend upon the continued, mitigating effects of loan forbearance programs mandated by the Federal government, and the rate at which employment levels recover. Management believes that the Company’s strong financial condition will enable it to thrive as the economy recovers.

Old Republic's business is managed for the long run. In this context management's key objectives are to achieve highly profitable operating results over the long term, and to ensure balance sheet strength for the primary needs of the insurance subsidiaries' underwriting and related services business. In this view, the evaluation of periodic and long-term results excludes consideration of all investment gains and (losses). Under Generally Accepted Accounting Principles (GAAP), however, net income (loss), which includes all specifically defined realized and unrealized investment gains and (losses), is the measure of total profitability.

In management's opinion, the focus on income (loss) excluding all investment gains and losses provides a better way to realistically analyze, evaluate, and establish accountability for the results and benefits that arise from the basic operations of the business. The inclusion of realized investment gains and (losses) in net income (loss) can mask the reality and trends in the fundamental operating results of the insurance business. That is because their realization is, more often than not, highly discretionary. It is usually affected by the timing of individual securities sales, tax-planning considerations, and modifications of investment management judgments about the direction of securities markets or the prospects of individual investees or industry sectors. Moreover, the inclusion of unrealized investment gains and

(losses) in equity securities can further distort such operating results and trends therein and thus lead to even greater period-to-period fluctuations in reported net income (loss). The impact of the continuous volatility in stock market valuations is most evident in its net of tax effect on net income (loss) for the periods reported upon.

FINANCIAL HIGHLIGHTS
	Quarters Ended March 31,
SUMMARY INCOME STATEMENTS (a):	2021	2020	% Change
Revenues:
Net premiums and fees earned	$1,838.9	$1,559.3	17.9%
Net investment income	104.3	114.1	-8.6
Other income	36.3	34.6	4.7
Total operating revenues	1,979.6	1,708.2	15.9
Investment gains (losses):
Realized from actual transactions	7.8	18.5
Unrealized from changes in fair value of equity securities	367.5	(962.7)
Total investment gains (losses)	375.4	(944.1)
Total revenues	2,355.0	764.0
Operating expenses:
Claim costs	603.4	622.6	-3.1
Sales and general expenses	1,110.3	899.4	23.4
Interest and other charges	10.6	11.9	-10.6
Total operating expenses	1,724.4	1,534.0	12.4%
Pretax income (loss)	630.6	(769.9)
Income taxes (credits)	128.5	(165.1)
Net income (loss)	$502.1	$(604.8)

COMMON STOCK STATISTICS:
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$0.69	$0.47	46.8%
Net investment gains (losses):
Realized from actual transactions	0.02	0.05
Unrealized from changes in fair value of equity securities	0.97	(2.53)
Basic net income (loss)	$1.68	$(2.01)
Diluted net income (loss) excluding investment gains (losses)	$0.69	$0.47	46.8%
Net investment gains (losses):
Realized from actual transactions	0.02	0.05
Unrealized from changes in fair value of equity securities	0.97	(2.53)
Diluted net income (loss)	$1.68	$(2.01)
Cash dividends on common stock	$0.22	$0.21
Book value per share	$21.59	$17.29	24.9%

(a) Certain reclassification adjustments were made to increase net premiums and fees earned with a corresponding increase to sales and general expenses in the quarter ended March 31, 2020 to conform the prior period to the current presentation. See Note (a) in Title Insurance Segment Results.

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

	Major Segmented and Consolidated Elements of Income (Loss)
	Quarters Ended March 31,
	2021	2020	% Change
A. Net premiums, fees, and other income (c):
General insurance	$859.1	$852.8	0.7%
Title insurance	967.7	690.7	40.1
Corporate and other	2.8	3.1	-9.4
Other income	36.3	34.6	4.7
Subtotal	1,866.0	1,581.4	18.0
RFIG run-off business	9.2	12.6	-26.8
Consolidated	$1,875.2	$1,594.0	17.6%

B. Underwriting and related services income (loss):
General insurance	$71.9	$37.5	91.7%
Title insurance	93.8	33.3	181.1
Corporate and other	(6.0)	(2.9)	-103.1
Subtotal	159.7	67.9	135.2
RFIG run-off business	1.7	4.0	-56.7
Consolidated	$161.4	$71.9	124.4%
C. Consolidated underwriting ratio (d):
Claim ratio	32.8%	39.9%
Expense ratio	58.1	55.2
Combined ratio	90.9%	95.1%

D. Net investment income:
General insurance	$84.8	$90.6	-6.3%
Title insurance	10.5	10.8	-3.0
Corporate and other	5.7	8.3	-31.2
Subtotal	101.1	109.8	-7.9
RFIG run-off business	3.2	4.3	-26.4
Consolidated	$104.3	$114.1	-8.6%
E. Interest and other charges (credits):
General insurance	$16.0	$18.0
Title insurance	0.6	0.8
Corporate and other (a)	(5.9)	(6.9)
Subtotal	10.6	11.9
RFIG run-off business	—	—
Consolidated	$10.6	$11.9	-10.6%

F. Segmented and consolidated pretax income (loss)
excluding investment gains (losses)(B+D-E):
General insurance	$140.8	$110.1	27.9%
Title insurance	103.7	43.3	139.3
Corporate and other	5.6	12.3	-54.0
Subtotal	250.1	165.7	50.9
RFIG run-off business	4.9	8.4	-40.9
Consolidated	255.1	174.2	46.5%
Income taxes (credits) on above (b)	48.8	33.3
G. Net income (loss) excluding
investment gains (losses)	206.3	140.8	46.5%
H. Consolidated pretax investment
gains (losses):
Realized from actual transactions
and impairments	7.8	18.5
Unrealized from changes in
fair value of equity securities	367.5	(962.7)
Total	375.4	(944.1)
Income taxes (credits) on above	79.6	(198.5)
Net of tax investment gains (losses)	295.7	(745.6)
I. Net income (loss)	$502.1	$(604.8)
J. Consolidated operating cash flow	$296.0	$216.3

(a) Includes consolidation/elimination entries. (b) The effective tax rates applicable to pretax income excluding investment gains and (losses) were 19.1% and 19.2% for the first quarter 2021 and 2020, respectively. (c) Certain reclassification adjustments were made to increase net premiums and fees earned with a corresponding increase to sales and general expenses in the quarter ended March 31, 2020 to conform the prior period to the current presentation. See Note (a) in Title Insurance Segment results.

General Insurance Segment Results

	General Insurance
	Summary Operating Results
	Quarters Ended March 31,
	2021	2020	% Change
Net premiums written	$871.2	$860.7	1.2%
Net premiums earned	859.1	852.8	0.7
Net investment income	84.8	90.6	-6.3
Other income	36.0	34.5	4.4
Operating revenues	980.0	978.0	0.2
Claim costs	567.3	595.4	-4.7
Sales and general expenses	255.8	254.4	0.5
Interest and other charges	16.0	18.0	-11.1
Operating expenses	839.2	867.9	-3.3
Segment pretax operating income (loss)	$140.8	$110.1	27.9%

Claim ratio	66.0%	69.8%
Expense ratio	25.6	25.8
Combined ratio	91.6%	95.6%

General Insurance net premiums earned were up slightly in the first quarter by comparison to the first quarter of the prior year which was largely unaffected by the pandemic. Strong premium rate increases for most lines of coverage, and new business production continued. Rising premiums in commercial auto, financial indemnity and property coverages largely offset the decline in workers’ compensation and general liability premiums. Net investment income decreased for the quarter as lower yields more than offset the higher investment base.

The General Insurance reported claim ratio improved in the first quarter, driven by favorable reserve development from prior periods, and from lower current period claim provisions in workers’ compensation and commercial auto coverages. The expense ratio remained relatively consistent with the prior year’s first quarter, and generally reflects the line of coverage mix, and the variability of sales and general expenses among various lines of coverage. Together, these factors produced significantly greater pretax operating income for the first quarter.

The following table shows recent annual and interim periods' claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	73.0%	0.3%	72.7%
2017	71.8	0.7	71.1
2018	72.2	—	72.2
2019	71.8	0.4	71.4
2020	69.9%	(0.8)%	70.7%
1st Quarter 2020	69.8%	(0.7)%	70.5%
1st Quarter 2021	66.0%	(2.7)%	68.7%

Quarterly and annual claim ratios and trends may not be particularly meaningful indicators of future outcomes for a liability-oriented mix of business with relatively long claim payment patterns. Assuming the current line of coverage mix, management's targets are claim ratio averages in the high 60% to low 70% range, expense ratio averages of 25% or below, and a combined ratio between 90% and 95%.

Title Insurance Segment Results

	Title Insurance
	Summary Operating Results
	Quarters Ended March 31,
	2021	2020	% Change
Net premiums and fees earned (a)	$967.7	$690.7	40.1%
Net investment income	10.5	10.8	-3.0
Other income	0.2	0.1	77.1
Operating revenues	978.4	701.6	39.4
Claim costs	29.2	21.5	35.8
Sales and general expenses (a)	844.8	635.9	32.9
Interest and other charges	0.6	0.8	-24.7
Operating expenses	874.7	658.3	32.9
Segment pretax operating income (loss)	$103.7	$43.3	139.3%

Claim ratio	3.0%	3.1%
Expense ratio	87.3	92.0
Combined ratio	90.3%	95.1%
________

(a) Certain reclassification adjustments were made to increase net premiums and fees earned with a corresponding increase to sales and general expenses of $62.5 in the quarter ended March 31, 2020. These adjustments were made to conform the prior period to the current presentation to reflect such revenues gross of applicable commission expense and had no impact on segmented pretax operating income (loss).

Title Insurance net premiums and fees earned increased by approximately 40% over the first quarter of 2020, with strong results generated from both agency and direct production channels. This performance was driven by a continued low interest rate environment and a robust real estate market, resulting in an increase in both purchase transactions and refinance activity.

The Title Insurance reported claim ratio trended slightly lower for the quarter, influenced by favorable reserve development from prior periods. The expense ratio improved over the prior year’s first quarter from greater leverage of the expense structure on significantly higher premium and fee volume.

The following table shows recent annual and interim periods’ claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	3.5%	(1.0)%	4.5%
2017	0.8	(3.0)	3.8
2018	1.9	(1.8)	3.7
2019	2.5	(1.2)	3.7
2020	2.3%	(1.3)%	3.6%
1st Quarter 2020	3.1%	(0.5)%	3.6%
1st Quarter 2021	3.0%	(0.6)%	3.6%

RFIG Run-off Segment Results

	RFIG Run-off
	Summary Operating Results
	Quarters Ended March 31,
	2021	2020	% Change
Mortgage Insurance (MI)
Net premiums earned	$9.2	$12.6	-26.8%
Net investment income	3.2	4.3	-26.4
Claim costs	4.3	4.7	-9.9
MI pretax operating income (loss)	$4.9	$8.4	-40.9%

Claim ratio	46.5%	37.8%
Expense ratio	34.5	30.2
Combined ratio	81.0%	68.0%

Pretax operating results of RFIG Run-off reflect the expected continuing drop in net earned premiums from declining risk in force, and claim costs affected by the economic impacts of the pandemic. Whereas delinquency trends continued to improve in 2021’s first quarter, they remain elevated by comparison to pre-pandemic levels. Investment income declined as a result of lower investment yields and to a lesser extent a lower invested asset base.

Prior to the onset of the pandemic, as indicated in the far right column of the following table, the RFIG Run-off claim ratios had experienced a decline in recent periods largely due to a combination of declining new loan defaults and stable-to-improving cure rates for outstanding delinquent loans.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	34.1%	(39.8)%	73.9%
2017	57.6	(38.3)	95.9
2018	43.2	(27.0)	70.2
2019	55.0	(12.5)	67.5
2020	81.7%	(26.5)%	108.2%
1st Quarter 2020	37.8%	(14.6)%	52.4%
1st Quarter 2021	46.5%	(13.5)%	60.0%

Corporate and Other Operating Results

	Corporate and Other
	Summary Operating Results
	Quarters Ended March 31,
	2021	2020	% Change
Net life and accident premiums earned	$2.8	$3.1	-9.4%
Net investment income	5.7	8.3	-31.2
Other operating income	—	—	—
Operating revenues	8.5	11.5	-25.3
Claim costs	2.4	0.8	181.9
Insurance expenses	0.8	1.2	-35.1
Corporate, interest and other expenses - net	(0.3)	(2.9)	87.3
Operating expenses	2.9	(0.8)	N/M
Corporate and other pretax operating income (loss)	$5.6	$12.3	-54.0%

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

Summary Consolidated Balance Sheet

	March 31,	December 31,	March 31,
	2021	2020	2020
Assets:
Cash and fixed maturity securities	$11,177.3	$11,365.1	$10,149.7
Equity securities	4,271.3	4,054.8	3,214.9
Other invested assets	116.1	115.3	114.7
Cash and invested assets	15,564.7	15,535.3	13,479.4
Accounts and premiums receivable	1,626.6	1,593.9	1,590.3
Federal income tax recoverable: Deferred	—	—	130.1
Reinsurance balances recoverable	4,477.2	4,362.8	3,884.1
Deferred policy acquisition costs	334.9	328.0	323.3
Sundry assets	1,045.6	995.0	944.8
Total assets	$23,049.3	$22,815.2	$20,352.2

Liabilities and Shareholders' Equity:
Policy liabilities	$2,641.2	$2,593.1	$2,479.9
Claim reserves	10,853.3	10,671.0	9,995.9
Federal income tax payable: Current	36.9	4.2	27.9
Deferred	165.0	137.3	—
Reinsurance balances and funds	793.5	725.4	727.9
Debt	947.2	966.4	967.8
Sundry liabilities	1,160.1	1,530.8	1,009.7
Total liabilities	16,597.4	16,628.5	15,209.3
Shareholders' equity	6,451.8	6,186.6	5,142.9
Total liabilities and shareholders' equity	$23,049.3	$22,815.2	$20,352.2

Cash, Invested Assets, and Shareholders' Equity

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	March 31,	Dec. 31,	March 31,	March '21/	March '21/
	2021	2020	2020	Dec. '20	March '20
Cash and invested assets:
Fixed maturity securities, cash and other invested assets	$11,293.4	$11,480.4	$10,264.5	-1.6%	10.0%
Equity securities	4,271.3	4,054.8	3,214.9	5.3	32.9
Total per balance sheet	$15,564.7	$15,535.3	$13,479.4	0.2%	15.5%
Total at cost for all	$14,054.8	$14,151.6	$13,415.6	-0.7%	4.8%

Composition of shareholders' equity per share:
Equity before items below	$18.22	$17.73	$17.58	2.8%	3.6%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	3.37	3.02	(0.29)
Total	$21.59	$20.75	$17.29	4.0%	24.9%

Segmented composition of
shareholders' equity per share:
Excluding RFIG run-off segment	$20.13	$19.25	$15.89	4.6%	26.7%
RFIG run-off segment	1.46	1.50	1.40
Consolidated total	$21.59	$20.75	$17.29	4.0%	24.9%

Old Republic's invested assets portfolio is directed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of the insurance subsidiaries' long-term obligations to customers, policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries’ capital accounts. For these reasons, the investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (CDO's), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

As of March 31, 2021, the consolidated investment portfolio reflected an allocation of approximately 72% to fixed-maturity (bonds and notes) and short-term investments, and 28% to equity securities (common stock). The fixed-maturity portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities are stratified and conservatively matched to the expected timing of paying those obligations in the future. The quality of the investment portfolio has remained at high levels.

In recent years, a significant portion of our investable funds have been directed toward high-quality common stocks of U.S. companies (currently limited to fewer than 100 issues). We favor those with long-term records of reasonable earnings growth and steadily increasing dividends. Pursuant to enterprise risk management guidelines and controls, we perform regular stress tests of the equities portfolio to gain reasonable assurance that periodic downdrafts in market prices would not seriously undermine our financial strength and the long-term continuity and prospects of our insurance underwriting business.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income excluding net investment gains (losses), realized and unrealized investment gains or losses, and dividend payments to shareholders.

	Shareholders' Equity
	Per Share
	March 31,
	2021	2020
Beginning balance	$20.75	$19.98
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	0.69	0.47
Net of tax realized investment gains (losses)	0.02	0.05
Net of tax unrealized investment gains (losses) on
securities carried at fair value	0.33	(2.99)
Total net of tax realized and unrealized
investment gains (losses)	0.35	(2.94)
Cash dividends	(0.22)	(0.21)
Other	0.02	(0.01)
Net change	0.84	(2.69)
Ending balance	$21.59	$17.29
Percentage change for the period	4.0%	-13.5%

Capitalization

	Capitalization
	March 31,	December 31,	March 31,
	2021	2020	2020
Debt:
4.875% Senior Notes due 2024	$398.0	$397.9	$397.5
3.875% Senior Notes due 2026	546.9	546.8	546.4
Other miscellaneous debt	2.2	21.7	23.9
Total debt	947.2	966.4	967.8
Common shareholders' equity	6,451.8	6,186.6	5,142.9
Total capitalization	$7,399.0	$7,153.1	$6,110.7

Capitalization ratios:
Debt	12.8%	13.5%	15.8%
Common shareholders' equity	87.2	86.5	84.2
Total	100.0%	100.0%	100.0%

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of impairments in the value of investments; b) the recoverability of reinsured outstanding losses; and c) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company's 2020 Annual Report on Form 10-K.

COVID-19 PANDEMIC AND OLD REPUBLIC'S BUSINESS

In the first quarter of 2021, the economy began to recover from the effects of the COVID-19 pandemic and the associated governmental responses (“COVID-19” or “the pandemic”) as the widespread distribution of effective vaccines commenced. General Insurance earned premiums increased slightly compared to the first quarter of 2020 when the impact of the pandemic was not yet reflected. Title Insurance continued to experience robust growth in premium and fee revenues as low interest rates and a favorable real estate market persisted. The RFIG Run-off business produced a small underwriting profit as delinquencies continued to decline from the elevated levels at the height of the pandemic.

As the equity market performance continued to improve, the Company’s common stock portfolio appreciated, however was partially offset by declines in the fixed maturity portfolio. This overall favorable investment valuation, along with higher retained earnings contributed to an increased book value per share of $21.59 as of March 31, 2021 from $20.75 at December 31, 2020.

As the economy emerges from the impacts of the pandemic, premium and fee revenues in General Insurance could continue growing, especially compared to the 2020 periods where exposure levels were lower due to the effects of the pandemic on economic activity and employment levels. Title Insurance premium and fee revenues could remain strong as long as low interest rates and a favorable real estate market continue. In the RFIG Run-off business, future claims experience could depend upon the continued, mitigating effects of loan forbearance programs mandated by the Federal government, and the rate at which employment levels recover. Management believes that the Company’s strong financial condition will enable it to thrive as the economy recovers.

Old Republic - Consolidated

Impact on business operations. Old Republic’s concern for the health of its associates continues to result in the reduction in activity at many of the Company’s offices. Relaxed governmental restrictions meant that several of Old Republic’s business operations were permitting more associates to return to the office. Even so, most of Old Republic’s associates are working remotely. Old Republic continues to experience no meaningful interruption in its ability to service the needs of customers.

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

Influenced by concerns around COVID-19, U.S. equity markets experienced significant volatility and reductions in market values in the last several weeks of March 2020. Since then, financial markets have rebounded. For the quarter ended March 31, 2021, the equity portfolio recognized a $367.5 unrealized gain offset by a decline in the fair value of the fixed maturity securities portfolio of $241.1. No impairments were identified as of March 31, 2021.

Even with the broad improvement in financial markets, volatility could continue as long as the economy is impacted by COVID-19 and major sectors of the U.S. economy remain under pressure. Old Republic’s portfolio includes exposure to the energy sector, and although energy markets improved during the quarter, as a result of reduced demand arising from COVID-19, many issuers in this sector continue to experience financial and operating stresses. While these investments remain consistent with the Company’s investment philosophy, they are subject to regular and on-going review.

Old Republic has historically performed stress-testing of the investment portfolio, modeling the impact of significant declines in overall market values on the capital and surplus of its insurance subsidiaries. The investment portfolio’s performance through the pandemic has been largely in-line with the results of these stress tests, and surplus levels remain strong. Old Republic has made no changes to its investment strategy as a result of COVID-19 and expects the composition of its investment portfolio to remain consistent with the long-term needs of the business.

Capital and Liquidity. Old Republic believes that its current liquidity position is sufficient to meet its obligations, including claim payments, operating expenses, interest and scheduled repayments on outstanding indebtedness and expected cash dividend payments. The Company’s ability to meet ongoing obligations is supported not only by premium revenue, but also by the expected interest and dividend income associated with Old Republic’s fixed maturity and equity investments. The Company’s nearest debt maturity is $400.0 of senior notes maturing in October 2024. Old Republic believes that it could access debt capital markets in the present environment on reasonable terms, given the Company’s current debt to total capitalization ratio of 12.8% and expected levels of operating income.

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

General Insurance

Operating environment and product demand. The primary coverages in the General Insurance segment, as measured on first quarter 2021 net premiums earned, are commercial auto (40.3%), workers’ compensation (22.8%), inland marine and property (9.3%), financial indemnity (9.3%) and general liability (5.2%).

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

Claims. Claims experience reflects changes in pricing and risk selection together with variability in loss severity and frequency trends. The overall impact of COVID-19 on claims experience was not significant as increased workers’ compensation claims were largely offset by reduced frequency and severity of non-COVID related claims.

Claims activity for certain coverages is correlated with U.S. economic activity, therefore it is possible that claims frequency and severity for these coverages could both be affected by COVID-19. However, as noted below, Old Republic’s risk sharing arrangements should mitigate the negative effects of increases in frequency and severity.

Reserves. Establishing claims reserves for the General Insurance business is a complex and dynamic process that requires a significant amount of judgment in an ordinary operating environment. That process and the judgment involved are made more complicated by the disruptions caused by COVID-19. Old Republic has not made significant changes to reserves or reserving practices during the period.

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

Regulation. Old Republic’s insurance company subsidiaries are subject to on-going regulation by state insurance departments. In response to COVID-19, insurance departments have been active in publishing additional guidance and other regulatory actions that impact the business. This regulatory guidance primarily relates to the collection of premium, the cancellation or non-renewal of policies, presumption of coverage and notice periods relating to claims. These regulatory initiatives have not had a significant impact on Old Republic.

Title Insurance

Operating environment and product demand. In the first quarter of 2021, net premium and fees earned in the Title segment reached all-time first quarter highs. Notwithstanding the impact on the U.S. economy caused by COVID-19, the demand for title insurance coverage remains strong.

The demand for title insurance products is correlated with the strength of the residential and commercial real estate markets. While COVID-19 and the resulting restrictions on in-person gatherings and reduction in business activity had a negative impact on the broader U.S. economy, the residential real estate markets, and thus the demand for title insurance, remains robust. The impact continues to be felt however in the commercial real estate markets with COVID-19 uncertainties creating a reduction in business activity and a reduction in Title insurance premium and fee revenue associated with commercial transactions. Many of the key indicators used to evaluate the Title business, such as open orders, were at elevated levels at March 31, 2021.

Regulation. The housing market and the real estate lending industry are heavily regulated and there have been regulatory responses to the pandemic. These regulatory initiatives include those targeted at aiding consumers, which may ultimately have a significant impact on mortgage lenders and investors in pooled mortgage products. This could decrease the availability of mortgage funding, negatively impacting the housing market and thus the demand for Title insurance. These initiatives have not had a significant effect on the Title business.

Claims. The effects of COVID-19 on the U.S. real estate market did not materially affect claims experience for the quarter ended March 31, 2021.

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

Regulation. The North Carolina Department of Insurance ("NCDOI") performs regulatory oversight of RMIC and RMGIC. During the first quarter, RMIC and RMGIC sought and received approval from the NCDOI to resume payment of extraordinary dividends amounting to $25.0 to ORI, following 2020's temporary suspension of capital returns.

Capital. As of March 31, 2021, total statutory capital for the group, inclusive of a contingency reserve, totaled $426.6. Old Republic continually monitors its capital position based on financial estimates of operating results over the remaining run-off period. The payment of future extraordinary dividends will require regulatory approval from the NCDOI.

Claims. The economic impact of COVID-19 led to an increase in the number of reported delinquencies resulting in higher claim reserves and incurred losses during 2020. Although such trends have improved since their peak in second quarter of 2020, the number of outstanding delinquencies remains elevated relative to pre-pandemic levels. Changes in U.S. employment levels and in the residential real estate markets could affect mortgage insurance claims. Future claim experience will depend on factors such as, among others, the mitigating effects of extensive loan forbearance programs mandated by the Federal government under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, future governmental stimulus and regulatory initiatives, and the rate at which the overall economy, and in particular employment levels, recover once mandates intended to mitigate the transmission of COVID-19 are lifted.

FINANCIAL POSITION

The Company's financial position at March 31, 2021 reflected increases in assets and common shareholders' equity of 1.0% and 4.3%, respectively, and a decrease in liabilities of .2% when compared to the immediately preceding year-end. Cash and invested assets represented 67.5% and 68.1% of consolidated assets as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the invested asset base, cash and accrued investment income increased by .2% to $15,564.7.

Investments - During the first three months of 2021 and 2020, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both March 31, 2021 and December 31, 2020, nearly all of the Company's investments consisted of marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At March 31, 2021, the Company had no fixed maturity investments in default as to principal and/or interest.

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

Possible future declines in fair values for Old Republic's available for sale fixed maturity portfolio would negatively affect the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year, and estimates of impairments and allowances for credit losses in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audited financial statements, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments.

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown.

Fixed Maturity Securities Stratified by Credit Quality (a):
	March 31,	December 31,
	2021	2020
Aaa	24.1%	24.6%
Aa	13.2	13.1
A	32.4	33.0
Baa	27.4	26.5
Total investment grade	97.1	97.2
All other (b)	2.9	2.8
Total	100.0%	100.0%
__________

(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers.
(b)    "All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

March 31, 2021	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Energy	$23.0		$.8
Natural Gas	17.9		—
Total	$41.0	(a)	$.8
__________

(a)    Represents 0.4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

March 31, 2021	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$323.9		$16.7
Consumer Staples	139.6		7.2
Health Care	146.3		6.9
Retail	118.5		6.4
Industrial	140.3		6.0
Other (includes 15 industry groups)	1,185.0		36.5
Total	$2,053.7	(b)	$79.9
__________

(b)    Represents 20.4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

March 31, 2021	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$394.7		$74.0
Utilities	90.5		9.8
Telecom	108.6		7.6
Technology	72.3		5.2
Other (includes 2 industry groups)	86.5		1.6
Total	$752.7	(c)	$98.4	(d)
__________

(c)    Represents 24.1% of the total equity securities portfolio.
(d)    Represents 3.2% of the cost of the total equity securities portfolio, while gross unrealized gains represent 40.1% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
March 31, 2021	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$58.6	$—	$—	$—
Due after one year through five years	414.1	26.2	2.2	—
Due after five years through ten years	1,550.5	14.8	75.7	.7
Due after ten years	71.4	—	2.8	—
Total	$2,094.8	$41.0	$80.8	$.8

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
March 31, 2021	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	$80.0	$—	$—	$80.0
Seven to twelve months	.7	—	—	.7
More than twelve months	—	—	—	—
Total	$80.8	$—	$—	$80.8

Number of Issues in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	315	—	—	315
Seven to twelve months	6	—	—	6
More than twelve months	2	—	—	2
Total	323	—	—	323	(e)
__________

(e)    At March 31, 2021 the number of issues in an unrealized loss position represent 17.0% of the total number of such fixed maturity issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's cost. The percentage reduction from such cost reflects the decline as of a specific point in time (March 31, 2021 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2021	2020
Maturity Ranges:
Due in one year or less	10.1%	9.8%
Due after one year through five years	54.2	57.0
Due after five years through ten years	34.7	31.4
Due after ten years through fifteen years	.9	1.7
Due after fifteen years	.1	.1
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.3
Duration (f)	4.0	3.8
___________

(f)    Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.0 as of March 31, 2021 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.0%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2021	2020
Available for Sale Fixed Maturity Securities:
Amortized cost	$10,058.5	$9,897.6
Estimated fair value	10,415.9	10,496.8
Net unrealized gains (losses)	$357.4	$599.1

Components of net unrealized gains (losses):
Gross unrealized gains	$438.2	$602.9
Gross unrealized losses	(80.8)	(3.8)
Net unrealized gains (losses)	$357.4	$599.1

Equity Securities:
Cost	$3,118.6	$3,269.7
Estimated fair value	4,271.3	4,054.8
Net unrealized gains (losses)(g)	$1,152.6	$785.1

Components of net unrealized gains (losses):
Gross unrealized gains	$1,251.1	$1,028.1
Gross unrealized losses	(98.4)	(243.0)
Net unrealized gains (losses)(g)	$1,152.6	$785.1
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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2020 statutory balances, the Company can receive up to $699.3 in dividends from its subsidiaries in 2021 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries.

Capitalization - Old Republic's total capitalization of $7,399.0 at March 31, 2021 consisted of debt of $947.2 and common shareholders' equity of $6,451.8. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), and dividend payments to shareholders for the period then ended. At March 31, 2021, the Company's consolidated debt to equity ratio was 14.7%.

Old Republic has paid a cash dividend without interruption since 1942 (80 years), and it has raised the annual cash dividend payout for each of the past 40 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 23% of 2021 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 77% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies.

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	General	Title (*)	RFIG Run-off	Other	Total (*)	% Change from prior period (*)
Years Ended December 31:
2018	$3,277.1	$2,573.1	$75.9	$14.6	$5,940.9	3.0%
2019	3,432.4	2,736.0	59.2	13.4	6,241.1	5.1
2020	3,394.2	3,286.3	45.1	12.0	6,737.8	8.0
Quarters Ended March 31:
2020	852.8	690.7	12.6	3.1	1,559.3	11.1
2021	$859.1	$967.7	$9.2	$2.8	$1,838.9	17.9%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the current presentation. See Note 1 to the accompanying Notes to Consolidated Financial Statements.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended December 31:
2018	36.8%	31.1%	7.7%	5.3%	6.2%	12.9%
2019	37.2	29.1	7.6	6.4	6.6	13.1
2020	38.4	25.4	8.7	8.0	6.0	13.5
Quarters Ended March 31:
2020	38.0	27.0	7.9	7.6	6.8	12.7
2021	40.3%	22.8%	9.3%	9.3%	5.2%	13.1%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source (*)
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2018	23.7%	76.3%
2019	24.9	75.1
2020	24.9	75.1
Quarters Ended March 31:
2020	24.5	75.5
2021	23.1%	76.9%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the current presentation. See Note 1 to the accompanying Notes to Consolidated Financial Statements.

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

Premium and Persistency Trends:	Net Earned Premiums	Persistency
Years Ended December 31:
2018	$74.4	79.2%
2019	58.8	77.5
2020	45.1	77.6
Quarter Ended March 31:
2020	12.6	76.8
2021	$9.2	76.3%

The Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk & Other	Total
As of December 31:
2018	$3,098.3	$246.7	$3,345.0
2019	2,388.3	201.8	2,590.1
2020	1,842.2	169.0	2,011.2
As of March 31:
2020	2,255.1	192.2	2,447.3
2021	$1,706.4	$162.2	$1,868.6

Risk Distribution by Property State:

	FL	IL	GA	CA	NJ	MD	TX	NY	PA	VA
As of December 31:
2018	8.5%	6.3%	5.9%	5.4%	4.7%	4.5%	5.5%	3.7%	4.3%	3.8%
2019	8.9	6.7	6.1	5.7	5.0	4.9	4.8	3.9	4.1	3.8
2020	9.2	7.0	6.0	5.8	5.3	5.1	4.5	4.2	4.1	3.7
As of March 31:
2020	8.9	6.8	6.1	5.8	5.0	5.0	4.7	4.0	4.1	3.8
2021	9.3%	7.1%	6.1%	5.8%	5.3%	5.2%	4.5%	4.4%	4.1%	3.8%

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2019	$10,577.9	$1,172.3	$566.3	$841.7	$13,158.4	$1,200.7	$14,359.2
2020	10,987.8	1,328.4	545.1	1,083.8	13,945.2	1,384.9	15,330.1
As of March 31:
2020	10,653.5	1,167.5	529.4	829.9	13,180.5	64.3	13,244.8
2021	$11,133.6	$1,388.0	$525.5	$796.6	$13,843.7	$1,510.3	$15,354.1
__________

(a) The March 31, 2020 and December 31, 2019 balances includes fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2018	$341.0	$38.8	$20.1	$31.7	$431.8	3.41%	3.28%
2019	356.4	41.4	17.6	35.1	450.7	3.48	3.30
2020	352.2	42.0	15.2	29.4	438.9	3.24	2.96
Quarters Ended
March 31:
2020	90.6	10.8	4.3	8.3	114.1	3.47	3.31
2021	$84.8	$10.5	$3.2	$5.7	$104.3	3.00%	2.72%

Revenues: Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities from scheduled maturities and early calls were 68.2% and 77.0% of total dispositions occurring in the first quarter of 2021 and 2020, respectively.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses on Securities			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Miscel-laneous Investments	Total	Fixed Maturity Securities	Miscel-laneous Investments	Total		Total Investment Gains (Losses)
Years Ended
December 31:
2018	$(4.8)	$63.1	$58.2	$—	$—	$—	$(293.8)	$(235.6)
2019	(1.9)	40.6	38.6	(2.0)	—	(2.0)	599.5	636.1
2020	(7.4)	21.6	14.2	—	—	—	(156.2)	(142.0)
Quarters Ended
March 31:
2020	.3	18.2	18.5	—	—	—	(962.7)	(944.1)
2021	$.3	$7.5	$7.8	$—	$—	$—	$367.5	$375.4

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2021 and December 31, 2020:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2021		December 31, 2020
	Gross	Net	Gross	Net

Workers' compensation	$4,907.5	$3,005.5	$4,929.2	$3,044.1
General liability	1,329.5	660.0	1,309.4	641.5
Commercial automobile (mostly trucking)	2,486.4	1,650.2	2,379.8	1,591.5
Other coverages	1,146.2	828.1	1,086.2	782.4
Unallocated loss adjustment expense reserves	271.8	271.7	269.1	268.3
Total general insurance reserves	10,141.6	6,415.5	9,973.9	6,328.0
Title	571.4	571.4	556.1	556.1
RFIG Run-off	127.4	127.4	127.6	127.6
Life and accident	12.8	8.5	13.2	8.6
Total claim and loss adjustment expense reserves	$10,853.3	$7,122.9	$10,671.0	$7,020.4
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$128.0	$83.4	$127.6	$82.4
% of total general insurance reserves	1.3%	1.3%	1.3%	1.3%

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

The Company has the legal right to rescind mortgage insurance coverage unilaterally as expressly stated in its policy. Moreover, two federal courts that have considered that policy wording have each affirmed that right. According to the policy, if any representations are materially false or misleading with respect to a loan, the Company has the right to cancel or rescind coverage for that loan retroactively to commencement of the coverage. In the case of mortgage guaranty insurance, rescissions have occurred regularly over the years but have been generally immaterial. During the period of the great recession the Company experienced a much greater incidence of rescissions due to increased levels of observed fraud and misrepresentations in insurance applications pertaining to business underwritten between 2004 and the first half of 2008 in particular. In recent years, the incidence of rescissions has returned to immaterial levels.

Incurred Loss Experience

Management believes that the Company's overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and, accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management's opinion, however, such potential development is not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2020 Annual Report on Form 10-K under Item 1A - Risk Factors.

A summary of changes in aggregate reserves for claims and related costs is included in Note 4 of the Consolidated Financial Statements.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title (*)	RFIG Run-off	Consolidated (*)
Years Ended December 31:
2018	72.2%	1.9%	39.4%	41.4%
2019	71.8	2.5	53.5	41.2
2020	69.9	2.3	81.7	37.0
Quarters Ended March 31:
2020	69.8	3.1	37.8	39.9
2021	66.0%	3.0%	46.5%	32.8%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the current presentation. See Note 1 to the accompanying Notes to Consolidated Financial Statements.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended
December 31:
2018	72.2%	79.3%	70.7%	62.8%	73.8%	68.9%	60.1%
2019	71.8	84.0	63.2	62.6	64.0	77.8	61.4
2020	69.9	80.8	60.8	58.3	57.1	73.6	67.2
Quarters Ended
March 31:
2020	69.8	77.0	71.0	55.5	60.7	70.4	66.3
2021	66.0%	73.7%	56.0%	55.1%	61.0%	92.2%	66.4%

The General Insurance reported claim ratio improved in the first quarter 2021, driven by favorable reserve development from prior periods, and from lower current period claim provisions in workers' compensation and commercial auto coverages. The group experienced favorable development of prior years' reserves of 2.7 and .7 percentage points for the first quarter of 2021 and 2020, respectively.

Unfavorable asbestos and environmental ("A&E") claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 7.6 years (gross) and 8.3 years (net of reinsurance) as of March 31, 2021 and 6.3 years (gross) and 7.1 years (net of reinsurance) as of December 31, 2020. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2020.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The reported claim ratio trended slightly lower for the first quarter 2021, influenced by favorable reserve development from prior periods. This favorable development of reserves established in prior years reduced the claim ratio by .6 and .5 percentage points in the first quarter of 2021 and 2020, respectively.

First quarter 2021 RFIG Run-off claim costs were affected by the economic impacts of the pandemic. Whereas delinquency trends continued to improve in 2021's first quarter, they remain elevated by comparison to pre-pandemic levels. Incurred claim ratios reflect favorable development of 13.5 and 14.6 percentage points in the first quarter of 2021 and 2020, respectively.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)	Reported Delinquency Ratio at End of Period
Years Ended December 31:
2018	$46,946	9.9%
2019	49,195	10.1
2020	37,172	14.2
Quarter Ended March 31:
2020	48,365	9.5
2021	$50,991	14.0%
__________

(a)    Amounts are in whole dollars.

	Total Delinquency Rated for Top Ten States (includes "other" business) (b):
	FL	IL	GA	CA	NJ	MD	TX	NY	PA	VA
As of December 31:
2018	10.6%	9.2%	8.1%	6.8%	15.3%	10.7%	10.4%	21.3%	12.0%	7.9%
2019	8.8	9.0	8.6	6.5	12.4	10.4	12.4	20.7	12.4	7.8
2020	13.1	13.8	12.7	9.9	18.2	15.2	18.7	25.5	15.7	12.4
As of March 31:
2020	8.4	8.4	8.3	5.7	11.4	10.1	11.5	20.1	12.0	7.0
2021	12.7%	14.1%	12.4%	10.0%	17.5%	15.0%	19.0%	24.7%	15.5%	12.4%
__________

(b)    As determined by risk in force as of March 31, 2021, these 10 states represent approximately 55.4% of total risk in force.

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2020 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

			RFIG
	General	Title (*)	Run-off	Consolidated (*)
Years Ended December 31:
2018	25.0%	90.9%	21.5%	53.5%
2019	25.7	90.5	25.0	54.1
2020	25.6	88.4	30.2	56.3
Quarters Ended March 31:
2020	25.8	92.0	30.2	55.2
2021	25.6%	87.3%	34.5%	58.1%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the current presentation. See Note 1 to the accompanying Notes to Consolidated Financial Statements.

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

			RFIG
	General	Title (*)	Run-off	Consolidated (*)
Years Ended December 31:
2018	97.2%	92.8%	60.9%	94.9%
2019	97.5	93.0	78.5	95.3
2020	95.5	90.7	111.9	93.3
Quarters Ended March 31:
2020	95.6	95.1	68.0	95.1
2021	91.6%	90.3%	81.0%	90.9%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the current presentation. See Note 1 to the accompanying Notes to Consolidated Financial Statements.

Expenses: Income Taxes

The effective consolidated income tax rates were 20.4% in the first quarter of 2021, compared to (21.5)% in the first quarter of 2020. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income and adjustments regarding the recoverability of deferred tax assets.

End of Management Analysis of Financial Position and Results of Operations

OTHER INFORMATION

Reference is here made to "Information About Segments of Business" appearing elsewhere herein.

Historical data pertaining to the operating results, liquidity, and other performance indicators applicable to an insurance enterprise such as Old Republic are not necessarily indicative of results to be achieved in succeeding years. In addition to the factors cited below, the long-term nature of the insurance business, seasonal and annual patterns in premium production and incidence of claims, changes in yields obtained on invested assets, changes in government policies and free markets affecting inflation rates and general economic conditions, and changes in legal precedents or the application of law affecting the settlement of disputed and other claims can have a bearing on period-to-period comparisons and future operating results. It is possible that Old Republic's operating results, business and financial condition could be adversely affected in subsequent periods by future economic disruptions caused by the COVID-19 pandemic and the associated governmental responses.

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

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2020 Form 10-K Annual Report filing to the Securities and Exchange Commission, which is specifically incorporated herein by reference.

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

Old Republic's market risk exposures at March 31, 2021, have not materially changed from those identified in the Company's 2020 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2021, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2020 Annual report on Form 10-K.

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

Old Republic International Corporation
(Registrant)
Date:	April 30, 2021

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