Form 10-Q
period 2021-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2021-07-30
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	June 30, 2021
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at June 30, 2021 was 305,738,392.

There are 48 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2021

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND COMMON
	SHAREHOLDERS' EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 18

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	19 - 43

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	44

	CONTROLS AND PROCEDURES	44

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	45

	ITEM 1A - RISK FACTORS	45

	ITEM 6 - EXHIBITS	46

SIGNATURE		47

EXHIBIT INDEX		48

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	June 30,	December 31,
	2021	2020
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $10,063.4 and $9,897.6)	$10,481.2	$10,496.8
Short-term investments (at fair value which approximates cost)	634.1	749.6
Total	11,115.4	11,246.4
Equity securities (at fair value) (cost: $3,931.5 and $3,269.7)	5,204.1	4,054.8
Other investments	29.3	28.8
Total Investments	16,348.8	15,330.1
Other Assets:
Cash	109.2	118.7
Accrued investment income	85.8	86.4
Accounts and notes receivable	1,828.7	1,593.9
Federal income tax recoverable: Current	18.2	—
Reinsurance balances and funds held	258.2	205.0
Reinsurance recoverable: Paid losses	86.8	67.6
Policy and claim reserves	4,792.2	4,295.1
Deferred policy acquisition costs	346.4	328.0
Sundry assets	803.5	790.0
Total Other Assets	8,329.5	7,485.0
Total Assets	$24,678.4	$22,815.2
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$11,175.2	$10,671.0
Unearned premiums	2,638.4	2,397.1
Other policyholders' benefits and funds	199.5	195.9
Total policy liabilities and accruals	14,013.2	13,264.2
Commissions, expenses, fees, and taxes	611.9	663.5
Reinsurance balances and funds	966.5	725.4
Federal income tax payable: Current	—	4.2
Deferred	211.1	137.3
Debt	1,590.1	966.4
Sundry liabilities	506.8	867.3
Commitments and contingent liabilities
Total Liabilities	17,899.8	16,628.5
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	305.7	304.1
Additional paid-in capital	1,337.6	1,306.9
Retained earnings	5,082.1	4,394.8
Accumulated other comprehensive income (loss)	150.4	284.0
Unallocated ESSOP shares (at cost)	(97.3)	(103.2)
Total Common Shareholders' Equity	6,778.6	6,186.6
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$24,678.4	$22,815.2
________

(1)    At June 30, 2021 and December 31, 2020, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 305,738,392 and 304,122,180 were issued as of June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Net premiums earned	$1,868.5	$1,453.0	$3,600.7	$2,931.1
Title, escrow, and other fees	118.7	86.3	225.4	167.6
Total premiums and fees	1,987.3	1,539.4	3,826.2	3,098.8
Net investment income	107.6	108.7	211.9	222.9
Other income	37.8	32.0	74.1	66.7
Total operating revenues	2,132.8	1,680.2	4,112.4	3,388.5
Investment gains (losses):
Realized from actual transactions	1.0	(7.3)	8.9	11.2
Unrealized from changes in fair value of
equity securities	119.9	354.0	487.4	(608.7)
Total realized and unrealized investment
gains (losses)	120.9	346.7	496.4	(597.4)
Total revenues	2,253.7	2,027.0	4,608.8	2,791.0

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	615.8	617.8	1,213.8	1,237.5
Dividends to policyholders	9.1	6.2	14.5	9.1
Underwriting, acquisition, and other expenses	1,220.6	893.2	2,330.9	1,792.7
Interest and other charges	12.1	10.4	22.8	22.3
Total expenses	1,857.7	1,527.8	3,582.2	3,061.8
Income (loss) before income taxes (credits)	396.0	499.1	1,026.6	(270.8)

Income Taxes (Credits):
Current	46.6	25.9	97.4	65.9
Deferred	32.9	75.5	110.6	(129.7)
Total	79.5	101.4	208.0	(63.7)

Net Income (Loss)	$316.4	$397.7	$818.5	$(207.0)

Net Income (Loss) Per Share:
Basic	$1.06	$1.34	$2.73	$(.69)
Diluted	$1.05	$1.34	$2.72	$(.69)

Average shares outstanding: Basic	299,934,621	297,523,559	299,831,932	298,915,853
Diluted	302,328,012	297,776,315	301,381,955	298,915,853

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income (Loss) As Reported	$316.4	$397.7	$818.5	$(207.0)

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) before reclassifications,
not included in the statements of income	61.4	462.4	(180.9)	289.2
Amounts reclassified as realized investment (gains)
losses in the statements of income	(.6)	8.8	(1.0)	8.5
Pretax unrealized gains (losses) on securities	60.7	471.3	(182.0)	297.7
Deferred income taxes (credits)	12.7	99.2	(38.4)	62.8
Net unrealized gains (losses) on securities, net of tax	47.9	372.0	(143.6)	234.8
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	—	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	1.8	.9	3.6	1.8
Pretax net adjustment related to defined benefit
pension plans	1.8	.9	3.6	1.8
Deferred income taxes (credits)	.3	.1	.7	.3
Net adjustment related to defined benefit pension
plans, net of tax	1.4	.7	2.9	1.4
Foreign currency translation adjustment	4.0	4.0	7.0	(6.5)
Total other comprehensive income (loss)	53.4	376.8	(133.6)	229.8
Comprehensive Income (Loss)	$369.8	$774.5	$684.9	$22.7

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$304.7	$303.9	$304.1	$303.6
Dividend reinvestment plan	—	—	—	—
Net issuance of shares under stock based compensation plans	.9	—	1.5	.3
Balance, end of period	$305.7	$304.0	$305.7	$304.0

Additional Paid-in Capital:
Balance, beginning of period	$1,318.9	$1,304.2	$1,306.9	$1,297.5
Dividend reinvestment plan	.2	.2	1.4	.4
Net issuance of shares under stock based compensation plans	16.6	.3	24.4	4.7
Stock based compensation	.2	.3	2.6	1.5
ESSOP shares released	1.5	—	2.1	.8
Balance, end of period	$1,337.6	$1,305.1	$1,337.6	$1,305.1

Retained Earnings:
Balance, beginning of period	$4,831.4	$3,715.8	$4,394.8	$4,386.0
Adoption of new accounting principle (1)	—	—	—	(2.3)
Balance, beginning of period, as adjusted	4,831.4	3,715.8	4,394.8	4,383.6
Net income (loss)	316.4	397.7	818.5	(207.0)
Dividends on common shares ($.22, $.21, $.44 and $.42 per
common share)	(65.7)	(62.3)	(131.2)	(125.3)
Balance, end of period	$5,082.1	$4,051.2	$5,082.1	$4,051.2

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$96.9	$(69.2)	$284.0	$77.7
Net unrealized gains (losses) on securities, net of tax	47.9	372.0	(143.6)	234.8
Net adjustment related to defined benefit pension plans,
net of tax	1.4	.7	2.9	1.4
Foreign currency translation adjustment	4.0	4.0	7.0	(6.5)
Balance, end of period	$150.4	$307.5	$150.4	$307.5

Unallocated ESSOP Shares:
Balance, beginning of period	$(100.3)	$(111.9)	$(103.2)	$(64.8)
ESSOP shares released	2.9	2.8	5.9	5.7
Purchase of unallocated ESSOP shares	—	—	—	(50.0)
Balance, end of period	$(97.3)	$(109.0)	$(97.3)	$(109.0)
_______

(1)Reflects the Company's adoption of a new accounting principle relating to credit losses effective January 1, 2020. Refer to additional discussion in Note 1 to the Consolidated Financial Statements.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$818.5	$(207.0)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(18.3)	5.9
Premiums and other receivables	(234.7)	(301.4)
Unpaid claims and related items	205.3	208.6
Unearned premiums and other policyholders' liabilities	46.1	(23.7)
Income taxes	89.0	(140.8)
Reinsurance balances	168.7	244.7
Realized investment (gains) losses from actual transactions	(8.9)	(11.2)
Unrealized investment (gains) losses from changes in fair value
of equity securities	(487.4)	608.7
Accounts payable, accrued expenses and other	(62.7)	54.7
Total	515.4	438.3

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	740.6	543.3
Sales	168.3	194.2
Sales of:
Equity securities	197.7	151.6
Other - net	4.8	4.9
Purchases of:
Fixed maturity securities	(1,086.2)	(518.1)
Equity securities	(850.5)	(271.2)
Other - net	(30.2)	(19.9)
Net decrease (increase) in short-term investments	115.7	(311.5)
Other - net	—	—
Total	(739.6)	(226.7)

Cash flows from financing activities:
Issuance of debentures and notes	642.5	—
Issuance of common shares	27.5	5.6
Redemption of debentures and notes	(19.5)	(6.5)
Purchase of unallocated common shares by ESSOP	—	(50.0)
Dividends on common shares (including a special dividend paid in January
2021 of $304.0)	(435.3)	(125.3)
Other - net	(.6)	(.2)
Total	214.7	(176.3)

Increase (decrease) in cash	(9.4)	35.2
Cash, beginning of period	118.7	78.8
Cash, end of period	$109.2	$114.0

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$20.4	$20.7
Income taxes	$119.2	$78.0
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

Effective January 1, 2020, the Company adopted the FASB’s accounting guidance on current expected credit loss ("CECL") which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of certain financial assets measured at amortized cost, primarily including the Company’s reinsurance recoverables, and its accounts and notes receivable. CECL replaced the incurred loss impairment model that recognized losses when a probability threshold was met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased and at subsequent measurement dates. The expected credit losses, and subsequent adjustment to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the asset presented on the consolidated balance sheet.

The guidance relating to financial assets measured at amortized cost was adopted on a modified retrospective basis, resulting in a net of tax adjustment to January 1, 2020 retained earnings of $2.3. The Company’s January 1, 2020 credit loss allowance of $30.1 was comprised of $14.5 related to reinsurance recoverables, $15.5 related to accounts and notes receivable, and an immaterial amount related to held to maturity securities. The June 30, 2021 allowance included $16.0 related to reinsurance recoverables and $19.6 related to accounts and notes receivable. No significant charges were made to the allowance during the six months ended June 30, 2021.

The guidance also modified the impairment model for available for sale fixed maturity securities by requiring the recognition of credit losses through an allowance account, as opposed to a charge that cannot be revised should the underlying security recover. Under the guidance, the length of time a security has been in an unrealized loss position will no longer impact the determination as to whether a credit loss exists. The revised guidance for available for sale fixed maturity securities was adopted on a prospective basis and the related disclosures summarizing this standard’s impact on the Company’s investment portfolio are included in Note 3.

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

Reclassifications - Reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

Immaterial Adjustment - The Company recorded immaterial adjustments to present revenues gross of the applicable commission expenses in the June 30, 2020 consolidated statements of income and comprehensive income by: increasing net premiums earned by $99.9 and $201.3 for the quarter and six months, respectively, decreasing title, escrow and other fees by $43.6 and $82.4 for the quarter and six months, respectively, and increasing underwriting, acquisition, and other expenses by $56.3 and $118.8. These immaterial adjustments were made to conform all prior periods to the current presentation and had no impact on net income (loss), comprehensive income (loss) or shareholders' equity.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Basic and diluted earnings per share -
income (loss) available to common stockholders	$316.4	$397.7	$818.5	$(207.0)
Denominator:
Basic earnings per share -
weighted-average shares (a)	299,934,621	297,523,559	299,831,932	298,915,853
Effect of dilutive securities - stock based
compensation awards	2,393,391	252,756	1,550,023	—
Diluted earnings per share -
adjusted weighted-average shares (a)	302,328,012	297,776,315	301,381,955	298,915,853
Earnings per share: Basic	$1.06	$1.34	$2.73	$(.69)
Diluted	$1.05	$1.34	$2.72	$(.69)

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	—	8,065,611	350,000	9,570,275
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all common shares.

3. Investments:

The Company classifies its fixed maturity securities as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. The Company's entire fixed maturity portfolio is classified as available for sale. As of June 30, 2020 the Company changed its intent to hold its tax exempt municipal bond portfolio until maturity and consequently, reclassified these securities from their previous held to maturity designation to available for sale. As a result, a net of tax unrealized gain of $48.5 was recognized in other comprehensive income for the quarter and six months ended June 30, 2020.

Fixed maturity securities classified as available for sale are reported at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity. Equity securities are reported at fair value with changes in such values reflected as unrealized investment gains (losses) in the consolidated statements of income. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from recognized independent pricing services. Credit losses are recorded through an allowance with the corresponding charge to realized investment gains (losses). If the Company intends to sell or is more likely than not required to sell a security, the asset is written down to fair value directly through realized investment gains (losses).

The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year to assess whether a decline in fair value of an investment below its cost basis is the result of a credit loss. Factors considered in making this assessment include a security's market price history, as well as the issuer's operating results, financial condition and liquidity, its ability to access capital markets and to make scheduled principal or interest payments, credit rating trends, most current audited financial statements, industry and securities markets conditions and analyst expectations. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. The Company recorded no allowance for credit losses as of June 30, 2021, and December 31, 2020.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
June 30, 2021:
U.S. & Canadian Governments	$2,033.1	$66.7	$4.3	$2,095.6
Tax-exempt	973.1	53.5	—	1,026.7
Corporate	7,057.0	335.8	34.0	7,358.9
	$10,063.4	$456.1	$38.3	$10,481.2

December 31, 2020:
U.S. & Canadian Governments	$1,967.1	$96.4	$.3	$2,063.2
Tax-exempt	997.1	66.3	—	1,063.5
Corporate	6,933.3	440.1	3.4	7,370.0
	$9,897.6	$602.9	$3.8	$10,496.8

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at June 30, 2021:
Due in one year or less	$1,067.7	$1,077.7
Due after one year through five years	5,307.3	5,578.6
Due after five years through ten years	3,606.5	3,741.2
Due after ten years	81.8	83.5
	$10,063.4	$10,481.2

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021:

Fixed Maturity Securities:
U.S. & Canadian Governments	$497.8	$4.3	$—	$—	$497.8	$4.3
Corporate	1,237.3	34.0	—	—	1,237.3	34.0
	$1,735.1	$38.3	$—	$—	$1,735.1	$38.3

Number of securities in
unrealized loss position		236		2		238

December 31, 2020:

Fixed Maturity Securities:
U.S. & Canadian Governments	$416.4	$.3	$—	$—	$416.4	$.3
Corporate	333.6	3.4	—	—	333.6	3.4
	$750.0	$3.8	$—	$—	$750.0	$3.8

Number of securities in
unrealized loss position		74		3		77
In the above tables the unrealized losses on fixed maturity securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers its intent and ability to continue to hold the securities until cost recovery, principally in consideration of its asset and liability matching objectives.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021	$3,931.5	$1,350.9	$78.3	$5,204.1
December 31, 2020	$3,269.7	$1,028.1	$243.0	$4,054.8

During the second quarter and first six months of 2021 and 2020, the Company recognized pretax unrealized investment gains (losses) of $119.9 and $487.4, respectively for 2021, and $354.0 and $(608.7), respectively for 2020, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at June 30, 2021 and 2020 were $119.9 and $479.7 for the second quarter and first six months of 2021, respectively, and $351.9 and $(602.7) for the second quarter and first six months of 2020, respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of June 30, 2021 and December 31, 2020.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of June 30, 2021:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,324.0	$771.6	$—	$2,095.6
Tax-exempt	—	1,026.7	—	1,026.7
Corporate	—	7,348.4	10.5	7,358.9
Short-term investments	634.1	—	—	634.1
Equity securities	$5,202.2	$—	$1.8	$5,204.1

As of December 31, 2020:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,262.2	$801.0	$—	$2,063.2
Tax-exempt	—	1,063.5	—	1,063.5
Corporate	—	7,359.5	10.5	7,370.0
Short-term investments	749.6	—	—	749.6
Equity securities	$4,052.9	$—	$1.8	$4,054.8

There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2021.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date.

Investment gains and losses, which result from sales or write downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized cost at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized gains and (losses) from changes in fair value of equity securities are recorded as investment gains (losses) in the income statement. Unrealized investment gains (losses) on fixed maturity securities, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At June 30, 2021, the Company and its subsidiaries did not have significant amounts of non-income producing fixed maturity or equity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Investment income:
Fixed maturity securities	$72.6	$72.4	$142.4	$147.0
Equity securities	35.4	36.8	71.6	75.0
Short-term investments	—	.2	—	2.1
Other sources	.7	1.1	.7	2.3
Gross investment income	108.9	110.6	214.9	226.5
Investment expenses (a)	1.3	1.9	2.9	3.6
Net investment income	$107.6	$108.7	$211.9	$222.9

Investment gains (losses):
From actual transactions:
Fixed maturity securities:
Gains	$1.0	$2.7	$1.6	$3.6
Losses	(.3)	(11.6)	(.5)	(12.2)
Net	.6	(8.8)	1.0	(8.5)
Equity securities:
Gains	.3	1.5	36.7	21.0
Losses	—	—	(28.8)	(1.2)
Net	.3	1.5	7.8	19.8
Total from actual transactions	1.0	(7.3)	8.9	11.2
From unrealized changes in fair value of equity securities	119.9	354.0	487.4	(608.7)
Total realized and unrealized investment gains (losses)	120.9	346.7	496.4	(597.4)
Current and deferred income taxes (credits)	25.4	72.8	105.0	(125.7)
Net of tax realized and unrealized investment gains (losses)	$95.5	$273.8	$391.3	$(471.7)

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed maturity securities	$60.2	$467.2	$(180.8)	$294.4
Less: Deferred income taxes (credits)	12.6	98.3	(38.1)	62.1
	47.6	368.8	(142.6)	232.2

Other investments	.4	4.0	(1.2)	3.3
Less: Deferred income taxes (credits)	—	.8	(.2)	.7
	.3	3.2	(.9)	2.6
Net changes in unrealized investment gains (losses),
net of tax	$47.9	$372.0	$(143.6)	$234.8
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

This space left intentionally blank

Summary of changes in aggregate reserves for claims and related costs:

	Six Months Ended
	June 30,
	2021	2020
Gross reserves at beginning of period	$10,671.0	$9,929.5
Less: reinsurance losses recoverable	3,650.5	3,249.7
Net reserves at beginning of period:
General Insurance	6,328.0	6,021.3
Title Insurance	556.1	530.9
RFIG Run-off	127.6	118.9
Other	8.6	8.4
Sub-total	7,020.4	6,679.7
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,191.6	1,178.7
Title Insurance	75.9	50.1
RFIG Run-off	7.9	21.0
Other	5.9	5.8
Sub-total	1,281.5	1,255.7
Change in provision for insured events of prior years:
General Insurance	(48.2)	(4.9)
Title Insurance	(13.5)	(10.7)
RFIG Run-off	(3.3)	.6
Other	(2.3)	(1.9)
Sub-total	(67.4)	(17.0)
Total incurred claims and claim adjustment expenses	1,214.0	1,238.6
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	276.5	282.5
Title Insurance	2.6	.9
RFIG Run-off	—	.1
Other	3.0	2.3
Sub-total	282.2	285.9
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	688.5	696.5
Title Insurance	27.8	25.3
RFIG Run-off	8.7	20.4
Other	1.1	1.9
Sub-total	726.2	744.2
Total payments	1,008.5	1,030.2
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable:
General Insurance	6,506.3	6,216.0
Title Insurance	588.1	544.0
RFIG Run-off	123.4	119.9
Other	8.0	8.1
Sub-total	7,226.0	6,888.1
Reinsurance losses recoverable	3,949.2	3,342.7
Gross reserves at end of period	$11,175.2	$10,230.9

5. Employee Benefit Plans:

The Company had an active pension plan (the "Plan") covering a portion of its work force until December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan was closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retained all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly periods ended June 30, 2021 and 2020 were not material to Old Republic's consolidated statements of income.

6. Information About Segments of Business:

Old Republic is engaged in the single business of insurance underwriting and related services. The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its General Insurance (property and liability insurance), Title Insurance, and the Republic Financial Indemnity Group ("RFIG") Run-off Business. The results of a small life and accident insurance business are included with those of the parent holding company and its internal corporate services subsidiaries. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude investment gains or losses as these are aggregated in the consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

This space left intentionally blank

Segmented and Consolidated Results:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General Insurance:
Net premiums earned	$867.2	$818.0	$1,726.3	$1,670.8
Net investment income and other income	124.7	119.6	245.6	244.8
Total revenues excluding investment gains (losses)	$991.9	$937.6	$1,972.0	$1,915.6
Segment pretax operating income (loss) (a)	$123.4	$85.2	$264.2	$195.3
Income tax expense (credits)	$23.5	$15.5	$50.9	$36.4

Title Insurance:
Net premiums earned (c)	$990.0	$620.4	$1,851.0	$1,229.8
Title, escrow and other fees (c)	118.7	86.3	225.4	167.6
Sub-total (c)	1,108.8	706.7	2,076.5	1,397.5
Net investment income and other income	11.3	10.5	22.1	21.5
Total revenues excluding investment gains (losses) (c)	$1,120.2	$717.3	$2,098.7	$1,419.0
Segment pretax operating income (loss) (a)	$138.9	$65.4	$242.6	$108.7
Income tax expense (credits)	$29.1	$13.6	$51.0	$22.8

RFIG Run-off Business:
Net premiums earned	$8.5	$11.6	$17.7	$24.3
Net investment income and other income	2.9	3.9	6.1	8.3
Total revenues excluding investment gains (losses)	$11.4	$15.6	$23.8	$32.6
Segment pretax operating income (loss)	$7.5	$(4.9)	$12.4	$3.4
Income tax expense (credits)	$1.4	$(1.1)	$2.3	$.4

Consolidated Revenues:
Total revenues of Company segments (c)	$2,123.6	$1,670.6	$4,094.6	$3,367.3
Other sources (b)	36.7	36.3	71.8	76.1
Consolidated investment gains (losses):
Realized from actual transactions	1.0	(7.3)	8.9	11.2
Unrealized from changes in fair value of equity securities	119.9	354.0	487.4	(608.7)
Total realized and unrealized investment gains (losses)	120.9	346.7	496.4	(597.4)
Consolidation elimination adjustments	(27.5)	(26.7)	(54.0)	(55.0)
Consolidated revenues (c)	$2,253.7	$2,027.0	$4,608.8	$2,791.0

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
Company segments	$269.8	$145.6	$519.3	$307.5
Other sources - net (b)	5.1	6.7	10.8	19.0
Consolidated investment gains (losses):
Realized from actual transactions	1.0	(7.3)	8.9	11.2
Unrealized from changes in fair value of equity securities	119.9	354.0	487.4	(608.7)
Total realized and unrealized investment gains (losses)	120.9	346.7	496.4	(597.4)
Consolidated income (loss) before income
taxes (credits)	$396.0	$499.1	$1,026.6	$(270.8)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
of Company segments	$54.1	$28.0	$104.2	$59.7
Other sources - net (b)	—	.5	(1.3)	2.2
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	25.4	72.8	105.0	(125.7)
Consolidated income tax expense (credits)	$79.5	$101.4	$208.0	$(63.7)

	June 30,	December 31,
	2021	2020
Consolidated Assets:
General Insurance	$20,376.0	$19,226.1
Title Insurance	2,053.9	1,920.9
RFIG Run-off Business	555.1	582.9
Total assets of company segments	22,985.0	21,730.0
Other assets (b)	1,903.8	1,318.2
Consolidation elimination adjustments	(210.4)	(233.0)
Consolidated assets	$24,678.4	$22,815.2

(a)    Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $15.9 and $31.8 compared to $15.7 and $32.1 for the quarters and six months ended June 30, 2021 and 2020, respectively, and Title - $.4 and $.9 compared to $.6 and $1.6 for the quarters and six months ended June 30, 2021 and 2020, respectively.
(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries.
(c)    Reclassification adjustments were made to certain Title segment revenues and expenses in the quarter and six months ended June 30, 2020 to conform to the current presentation. See Note 1.

7. Commitments and Contingent Liabilities:

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At June 30, 2021, the Company had no material non-claim litigation exposures in its consolidated business.

8. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes issued in 2014 and due 2024	$398.1	$446.9	$397.9	$457.7
3.875% Senior Notes issued in 2016 and due 2026	547.1	614.7	546.8	634.1
3.850% Senior Notes issued in 2021 and due 2051	642.5	690.1	—	—
Other miscellaneous debt	2.2	2.2	21.7	21.7
Total debt	$1,590.1	$1,754.0	$966.4	$1,113.6

On June 11, 2021, the Company completed a public offering of $650.0 aggregate principal amount of Senior Notes. The notes bear interest at a rate of 3.850% per year and mature on June 11, 2051.

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

The following table shows a summary of financial liabilities disclosed, but not carried at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
June 30, 2021	$1,590.1	$1,754.0	$—	$1,751.7	$2.2
December 31, 2020	$966.4	$1,113.6	$—	$1,091.9	$21.7

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2021 and 2020
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG Run-off Business. A small life and accident insurance business, accounting for .2% of consolidated operating revenues for the six months ended June 30, 2021 and .5% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Pretax income (loss)	$396.0	$499.1		$1,026.6	$(270.8)
Pretax investment gains (losses)	120.9	346.7		496.4	(597.4)
Pretax income (loss) excluding investment gains (losses)	$275.0	$152.4	80.4%	$530.2	$326.6	62.3%

Net income (loss)	$316.4	$397.7		$818.5	$(207.0)
Net of tax investment gains (losses)	95.5	273.8		391.3	(471.7)
Net income (loss) excluding investment gains (losses)	$220.9	$123.8	78.4%	$427.2	$264.6	61.4%

PER DILUTED SHARE

	Quarters Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net income (loss)	$1.05	$1.34		$2.72	$(.69)
Net of tax investment gains (losses)	0.32	0.92		1.30	(1.58)
Net income (loss) excluding investment gains (losses)	$0.73	$0.42	73.8%	$1.42	$.89	59.6%

SHAREHOLDERS' EQUITY

				June 30,	Dec. 31,
				2021	2020	% Change
Total				$6,778.6	$6,186.6	9.6%
Per Common Share				$22.59	$20.75	8.9%

This year’s second quarter and first half consolidated pretax income, excluding investment gains or losses continued to show strong growth in profitability in the General Insurance and Title Insurance businesses. Solid underwriting results produced consolidated combined ratios of 90.6% for the second quarter and 90.8% for the first six months of 2021, compared to 96.1% and 95.6% in the comparative 2020 periods. Total and per share year-to-date net income reflect significant increases in the fair value of equity securities by comparison to 2020 when equity markets were disrupted by the onset of the COVID-19 pandemic.

Consolidated net premiums and fees earned increased 29.1% for the quarter and 23.5% for the year-to-date period. General Insurance earned premiums experienced mid-single digit growth over similar 2020 periods where exposure levels were impacted by the economic effects of the pandemic, while Title Insurance continued to experience robust growth in premium and fee revenues as low interest rates and a favorable real estate market persisted.

Net investment income decreased for the quarter and year-to-date periods as growth in the average invested asset base was offset by lower investment yields. Favorable investment valuation trends, along with higher retained earnings, contributed to an increased book value per share of $22.59 as of June 30, 2021 from $20.75 at December 31, 2020.

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

FINANCIAL HIGHLIGHTS
	Quarters Ended June 30,			Six Months Ended June 30,
SUMMARY INCOME STATEMENTS (a):	2021	2020	% Change	2021	2020	% Change
Revenues:
Net premiums and fees earned	$1,987.3	$1,539.4	29.1%	$3,826.2	$3,098.8	23.5%
Net investment income	107.6	108.7	-1.0	211.9	222.9	-4.9
Other income	37.8	32.0	18.1	74.1	66.7	11.1
Total operating revenues	2,132.8	1,680.2	26.9	4,112.4	3,388.5	21.4
Investment gains (losses):
Realized from actual transactions	1.0	(7.3)		8.9	11.2
Unrealized from changes in fair value of equity securities	119.9	354.0		487.4	(608.7)
Total investment gains (losses)	120.9	346.7		496.4	(597.4)
Total revenues	2,253.7	2,027.0		4,608.8	2,791.0
Operating expenses:
Claim costs	624.9	624.1	0.1	1,228.3	1,246.7	-1.5
Sales and general expenses	1,220.6	893.2	36.6	2,330.9	1,792.7	30.0
Interest and other charges	12.1	10.4	16.3	22.8	22.3	2.0
Total operating expenses	1,857.7	1,527.8	21.6%	3,582.2	3,061.8	17.0%
Pretax income (loss)	396.0	499.1		1,026.6	(270.8)
Income taxes (credits)	79.5	101.4		208.0	(63.7)
Net income (loss)	$316.4	$397.7		$818.5	$(207.0)

COMMON STOCK STATISTICS:
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$0.74	$0.42	76.2%	$1.43	$0.89	60.7%
Net investment gains (losses):
Realized from actual transactions	—	(0.02)		0.02	0.03
Unrealized from changes in fair value of equity securities	0.32	0.94		1.28	(1.61)
Basic net income (loss)	$1.06	$1.34		$2.73	$(0.69)
Diluted net income (loss) excluding investment gains (losses)	$0.73	$0.42	73.8%	$1.42	$0.89	59.6%
Net investment gains (losses):
Realized from actual transactions	—	(0.02)		0.02	0.03
Unrealized from changes in fair value of equity securities	0.32	0.94		1.28	(1.61)
Diluted net income (loss)	$1.05	$1.34		$2.72	$(0.69)
Cash dividends on common stock	$0.22	$0.21		$0.44	$0.42
Book value per share				$22.59	$19.68	14.8%

(a) Certain reclassification adjustments were made to increase net premiums and fees earned with a corresponding increase to sales and general expenses in the quarter and first six months ended June 30, 2020 to conform the prior period to the current presentation. See Note (a) in Title Insurance Segment Results.

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

	Major Segmented and Consolidated Elements of Income (Loss)
	Quarters Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
A. Net premiums, fees, and other income (c):
General insurance	$867.2	$818.0	6.0%	$1,726.3	$1,670.8	3.3%
Title insurance	1,108.8	706.7	56.9	2,076.5	1,397.5	48.6
Corporate and other	2.7	2.9	-9.2	5.5	6.1	-9.3
Other income	37.8	32.0	18.1	74.1	66.7	11.1
Subtotal	2,016.6	1,559.8	29.3	3,882.6	3,141.2	23.6
RFIG run-off business	8.5	11.6	-27.1	17.7	24.3	-26.9
Consolidated	$2,025.1	$1,571.5	28.9%	$3,900.4	$3,165.5	23.2%

B. Underwriting and related services income (loss):
General insurance	$52.4	$13.3	293.4%	$124.3	$50.8	144.6%
Title insurance	128.6	55.7	131.0	222.5	89.0	149.8
Corporate and other	(6.0)	(5.9)	-2.6	(12.1)	(8.9)	-36.3
Subtotal	174.9	63.0	177.4	334.7	130.9	155.5
RFIG run-off business	4.6	(8.9)	151.4	6.3	(4.9)	229.6
Consolidated	$179.5	$54.1	231.7%	$341.0	$126.0	170.5%
C. Consolidated underwriting ratio (c):
Claim ratio	31.4%	40.5%		32.1%	40.2%
Expense ratio	59.2	55.6		58.7	55.4
Combined ratio	90.6%	96.1%		90.8%	95.6%

D. Net investment income:
General insurance	$87.1	$87.7	-0.7%	$172.0	$178.3	-3.6%
Title insurance	11.0	10.3	7.2	21.5	21.1	2.0
Corporate and other	6.4	6.6	-2.7	12.2	15.0	-18.5
Subtotal	104.7	104.7	-0.1	205.8	214.5	-4.1
RFIG run-off business	2.9	3.9	-26.6	6.1	8.3	-26.5
Consolidated	$107.6	$108.7	-1.0%	$211.9	$222.9	-4.9%
E. Interest and other charges (credits):
General insurance	$16.0	$15.8		$32.0	$33.8
Title insurance	0.8	0.6		1.5	1.4
Corporate and other (a)	(4.7)	(6.0)		(10.7)	(12.9)
Subtotal	12.1	10.4		22.8	22.3
RFIG run-off business	—	—		—	—
Consolidated	$12.1	$10.4	16.3%	$22.8	$22.3	2.0%

F. Segmented and consolidated pretax income (loss)
excluding investment gains (losses)(B+D-E):
General insurance	$123.4	$85.2	44.9%	$264.2	$195.3	35.3%
Title insurance	138.9	65.4	112.3	242.6	108.7	123.0
Corporate and other	5.1	6.7	-23.6	10.8	19.0	-43.2
Subtotal	267.5	157.4	70.0	517.7	323.1	60.2
RFIG run-off business	7.5	(4.9)	250.6	12.4	3.4	263.7
Consolidated	275.0	152.4	80.4%	530.2	326.6	62.3%
Income taxes (credits) on above (b)	54.1	28.5		102.9	61.9
G. Net income (loss) excluding
investment gains (losses)	220.9	123.8	78.4%	427.2	264.6	61.4%
H. Consolidated pretax investment
gains (losses):
Realized from actual transactions
and impairments	1.0	(7.3)		8.9	11.2
Unrealized from changes in
fair value of equity securities	119.9	354.0		487.4	(608.7)
Total	120.9	346.7		496.4	(597.4)
Income taxes (credits) on above	25.4	72.8		105.0	(125.7)
Net of tax investment gains (losses)	95.5	273.8		391.3	(471.7)
I. Net income (loss)	$316.4	$397.7		$818.5	$(207.0)
J. Consolidated operating cash flow	$219.4	$221.9		$515.4	$438.3

(a) Includes consolidation/elimination entries. (b) The effective tax rates applicable to pretax income excluding investment gains and (losses) were 19.7% and 19.4% for the second quarter and first half of 2021, respectively, and 18.8% and 19.0% for the second quarter and first half of 2020, respectively. (c) Certain reclassification adjustments were made to increase net premiums and fees earned with a corresponding increase to sales and general expenses in the quarter and first six months ended June 30, 2020 to conform the prior period to the current presentation. See Note (a) in Title Insurance Segment results.

General Insurance Segment Results

	General Insurance Summary Operating Results
	Quarters Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net premiums written	$898.3	$792.7	13.3%	$1,769.5	$1,653.5	7.0%
Net premiums earned	867.2	818.0	6.0	1,726.3	1,670.8	3.3
Net investment income	87.1	87.7	-0.7	172.0	178.3	-3.6
Other income	37.6	31.8	18.0	73.6	66.4	10.9
Operating revenues	991.9	937.6	5.8	1,972.0	1,915.6	2.9
Claim costs	590.5	587.4	0.5	1,157.9	1,182.9	-2.1
Sales and general expenses	261.9	249.0	5.2	517.7	503.5	2.8
Interest and other charges	16.0	15.8	1.3	32.0	33.8	-5.3
Operating expenses	868.5	852.4	1.9	1,707.7	1,720.3	-0.7
Segment pretax operating income (loss)	$123.4	$85.2	44.9%	$264.2	$195.3	35.3%

Claim ratio	68.1%	71.8%		67.1%	70.8%
Expense ratio	25.9	26.6		25.7	26.2
Combined ratio	94.0%	98.4%		92.8%	97.0%

General Insurance net premiums earned increased 6.0% and 3.3% for the second quarter and year-to-date periods, respectively. Strong premium rate increases for most lines of coverage, and new business production continued. Rising premiums in commercial auto, financial indemnity and property coverages more than offset the decline in workers’ compensation and general liability premiums. Net investment income decreased in both 2021 periods reflecting a moderately growing asset base offset by lower investment yields.

The General Insurance reported claim ratio improved in both 2021 periods, driven by favorable reserve development from prior periods and a lower current period claim provision, reflecting several years of premium rate increases and underwriting actions. The expense ratio remained relatively consistent with the prior year’s quarterly and year-to-date periods, and generally reflects the line of coverage mix, and the variability of sales and general expenses for these lines of coverage.

Together, these factors produced significantly greater pretax operating income for the periods reported.

The following table shows recent annual and interim periods' claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	73.0%	0.3%	72.7%
2017	71.8	0.7	71.1
2018	72.2	—	72.2
2019	71.8	0.4	71.4
2020	69.9%	(0.8)%	70.7%
2nd Quarter 2020	71.8%	0.1%	71.7%
2nd Quarter 2021	68.1%	(2.9)%	71.0%
1st Six Months 2020	70.8%	(0.3)%	71.1%
1st Six Months 2021	67.1%	(2.8)%	69.9%

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

Title Insurance Segment Results

	Title Insurance Summary Operating Results
	Quarters Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net premiums and fees earned (a)	$1,108.8	$706.7	56.9%	$2,076.5	$1,397.5	48.6%
Net investment income	11.0	10.3	7.2	21.5	21.1	2.0
Other income	0.2	0.2	18.3	0.5	0.3	40.0
Operating revenues	1,120.2	717.3	56.2	2,098.7	1,419.0	47.9
Claim costs	33.1	17.7	86.7	62.4	39.3	58.8
Sales and general expenses (a)	947.3	633.5	49.5	1,792.1	1,269.4	41.2
Interest and other charges	0.8	0.6	40.9	1.5	1.4	2.5
Operating expenses	981.3	651.9	50.5	1,856.0	1,310.2	41.7
Segment pretax operating income (loss)	$138.9	$65.4	112.3%	$242.6	$108.7	123.0%

Claim ratio	3.0%	2.5%		3.0%	2.8%
Expense ratio	85.4	89.6		86.3	90.8
Combined ratio	88.4%	92.1%		89.3%	93.6%
________

(a) Certain reclassification adjustments were made to increase net premiums and fees earned with a corresponding increase to sales and general expenses of $56.3 and $118.8 in the quarter and six months ended June 30, 2020. These adjustments were made to conform the prior period to the current presentation to reflect such revenues gross of applicable commission expense and had no impact on segmented pretax operating income (loss).

Title Insurance net premiums and fees earned increased by nearly 57% in the second quarter and 48.6% for the year-to-date period, with strong results generated from both agency and direct production channels. This performance was driven by a continued low interest rate environment and a robust real estate market, resulting in an increase in purchase transactions and relatively stable levels of refinance activity. Net investment income increased in both 2021 periods reflecting a moderately growing invested asset base offset by lower investment yields.

The Title Insurance reported claim ratio trended slightly higher for the quarter and year-to-date periods, influenced by favorable reserve development from prior periods as shown in the table below. The expense ratio improved over the prior year’s second quarter and first half from greater leverage of the expense structure on significantly higher premium and fee volume.

Together, these factors produced significantly greater pretax operating income for the periods reported.

The following table shows recent annual and interim periods’ claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	3.5%	(1.0)%	4.5%
2017	0.8	(3.0)	3.8
2018	1.9	(1.8)	3.7
2019	2.5	(1.2)	3.7
2020	2.3%	(1.3)%	3.6%
2nd Quarter 2020	2.5%	(1.1)%	3.6%
2nd Quarter 2021	3.0%	(0.7)%	3.7%
1st Six Months 2020	2.8%	(0.8)%	3.6%
1st Six Months 2021	3.0%	(0.7)%	3.7%

RFIG Run-off Segment Results

	RFIG Run-off Summary Operating Results
	Quarters Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Mortgage Insurance (MI)
Net premiums earned	$8.5	$11.6	-27.1%	$17.7	$24.3	-26.9%
Net investment income	2.9	3.9	-26.6	6.1	8.3	-26.5
Claim costs	0.3	16.8	-98.2	4.6	21.6	-78.7
MI pretax operating income (loss)	$7.5	$(4.9)	250.6%	$12.4	$3.4	263.7%

Claim ratio	3.6%	144.5%		26.0%	89.1%
Expense ratio	42.3	32.1		38.3	31.1
Combined ratio	45.9%	176.6%		64.3%	120.2%

Pretax operating results of RFIG Run-off reflect the continuing drop in net earned premiums from declining risk in force and significantly lower claim costs in comparison to 2020 periods which reflect the economic effects of the pandemic. Net investment income decreased in both 2021 periods reflecting a declining invested asset base and lower investment yields. Claim costs for the current quarter and year-to-date periods continue to be driven by fewer newly reported delinquencies in combination with improving trends in cure rates and claim severity influenced by the ongoing economic recovery and continued strength in the real estate market.

The following table shows recent annual and interim periods' claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	34.1%	(39.8)%	73.9%
2017	57.6	(38.3)	95.9
2018	43.2	(27.0)	70.2
2019	55.0	(12.5)	67.5
2020	81.7%	(26.5)%	108.2%
2nd Quarter 2020	144.5%	21.0%	123.5%
2nd Quarter 2021	3.6%	(24.8)%	28.4%
1st Six Months 2020	89.1%	2.5%	86.6%
1st Six Months 2021	26.0%	(18.9)%	44.9%

Corporate and Other Operating Results

	Corporate and Other Summary Operating Results
	Quarters Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net life and accident premiums earned	$2.7	$2.9	-9.2%	$5.5	$6.1	-9.3%
Net investment income	6.4	6.6	-2.7	12.2	15.0	-18.5
Other operating income	—	—	—	—	—	—
Operating revenues	9.1	9.6	-4.6	17.7	21.1	-15.9
Claim costs	0.9	2.0	-52.5	3.4	2.8	18.9
Insurance expenses	1.0	1.0	-4.5	1.8	2.3	-21.0
Corporate, interest and other expenses - net	2.0	(0.2)	N/M	1.6	(3.1)	151.4
Operating expenses	4.0	2.8	40.5	6.9	2.0	N/M
Corporate and other pretax operating income (loss)	$5.1	$6.7	-23.6%	$10.8	$19.0	-43.2%

This segment includes the combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal corporate services subsidiaries. The segment tends to produce highly variable results stemming from volatility inherent from the lack of scale. Throughout the remainder of 2021, interest expense will increase related to the issuance of $650 million of debt late in the current quarter. The increase is expected to be offset by net investment income from the investment of the proceeds.

Summary Consolidated Balance Sheet

	June 30,	December 31,	June 30,
	2021	2020	2020
Assets:
Cash and fixed maturity securities	$11,224.7	$11,365.1	$10,769.0
Equity securities	5,204.1	4,054.8	3,560.1
Other invested assets	115.1	115.3	112.6
Cash and invested assets	16,544.0	15,535.3	14,441.8
Accounts and premiums receivable	1,828.7	1,593.9	1,771.9
Federal income tax recoverable: Current	18.2	—	15.8
Reinsurance balances recoverable	4,879.1	4,362.8	4,130.7
Deferred policy acquisition costs	346.4	328.0	319.5
Sundry assets	1,061.8	995.0	970.3
Total assets	$24,678.4	$22,815.2	$21,650.3

Liabilities and Shareholders' Equity:
Policy liabilities	$2,837.9	$2,593.1	$2,607.3
Claim reserves	11,175.2	10,671.0	10,230.9
Federal income tax payable: Current	—	4.2	—
Deferred	211.1	137.3	43.7
Reinsurance balances and funds	966.5	725.4	898.1
Debt	1,590.1	966.4	968.1
Sundry liabilities	1,118.7	1,530.8	1,043.0
Total liabilities	17,899.8	16,628.5	15,791.3
Shareholders' equity	6,778.6	6,186.6	5,858.9
Total liabilities and shareholders' equity	$24,678.4	$22,815.2	$21,650.3

Cash, Invested Assets, and Shareholders' Equity

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	June 30,	Dec. 31,	June 30,	June '21/	June '21/
	2021	2020	2020	Dec. '20	June '20
Cash and invested assets:
Fixed maturity securities, cash and other invested assets	$11,339.9	$11,480.4	$10,881.7	-1.2%	4.2%
Equity securities	5,204.1	4,054.8	3,560.1	28.3	46.2
Total per balance sheet	$16,544.0	$15,535.3	$14,441.8	6.5%	14.6%
Total at cost for all	$14,853.8	$14,151.6	$13,555.8	5.0%	9.6%

Composition of shareholders' equity per share:
Equity before items below	$18.74	$17.73	$17.76	5.7%	5.5%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	3.85	3.02	1.92
Total	$22.59	$20.75	$19.68	8.9%	14.8%

Segmented composition of
shareholders' equity per share:
Excluding RFIG run-off segment	$21.19	$19.25	$18.24	10.1%	16.2%
RFIG run-off segment	1.40	1.50	1.44
Consolidated total	$22.59	$20.75	$19.68	8.9%	14.8%

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

As of June 30, 2021, the consolidated investment portfolio reflected an allocation of approximately 68% to fixed-maturity (bonds and notes) and short-term investments, and 32% to equity securities (common stock). The fixed-maturity portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities are stratified and conservatively matched to the expected timing of paying those obligations in the future. The quality of the investment portfolio has remained at high levels.

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

	Shareholders' Equity Per Share
	Quarter			Year
	Ended	Six Months Ended		Ended
	June 30,	June 30,		Dec. 31,
	2021	2021	2020	2020
Beginning balance	$21.59	$20.75	$19.98	$19.98
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	0.74	1.43	0.89	2.24
Net of tax realized investment gains (losses)	—	0.02	0.03	0.04
Net of tax unrealized investment gains (losses) on
securities carried at fair value	0.48	0.80	(0.83)	0.50
Total net of tax realized and unrealized
investment gains (losses)	0.48	0.82	(0.80)	0.54
Cash dividends	(0.22)	(0.44)	(0.42)	(1.84)
Other	—	0.03	0.03	(0.17)
Net change	1.00	1.84	(0.30)	0.77
Ending balance	$22.59	$22.59	$19.68	$20.75
Percentage change for the period	4.6%	8.9%	-1.5%	3.9%

Capitalization

	Capitalization
	June 30,	December 31,	June 30,
	2021	2020	2020
Debt:
4.875% Senior Notes due 2024	$398.1	$397.9	$397.6
3.875% Senior Notes due 2026	547.1	546.8	546.5
3.850% Senior Notes due 2051	642.5	—	—
Other miscellaneous debt	2.2	21.7	23.8
Total debt	1,590.1	966.4	968.1
Common shareholders' equity	6,778.6	6,186.6	5,858.9
Total capitalization	$8,368.7	$7,153.1	$6,827.0

Capitalization ratios:
Debt	19.0%	13.5%	14.2%
Common shareholders' equity	81.0	86.5	85.8
Total	100.0%	100.0%	100.0%

As noted in the table above, the Company completed an offering of a $650 million, thirty year senior debt security in the public markets during the second quarter of 2021.

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of credit losses in the value of investments; b) the recoverability of reinsured outstanding losses; and c) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company's 2020 Annual Report on Form 10-K.

COVID-19 PANDEMIC AND OLD REPUBLIC'S BUSINESS

During the first half of 2021, the economy began to recover from the effects of the COVID-19 pandemic and the associated governmental responses (“COVID-19” or “the pandemic”) as the widespread distribution of effective vaccines commenced. Relaxed governmental restrictions meant that several of Old Republic’s business operations permitted most associates to return to the office during the second quarter of 2021. Old Republic experienced no meaningful interruption in its ability to service the needs of customers throughout the remote working environment or the beginning stages of the return to office.

Demand for several of the Company’s insurance coverages in the General Insurance Segment is related to overall economic conditions, however, the Company’s exposure to the sectors most significantly affected by COVID-19 has not been significant. Additionally, aside from higher reported delinquencies and resulting claims costs experienced within the RFIG-run off business during 2020, the overall impact of COVID-19 on the Company’s claims experience has not been significant.

The COVID-19 pandemic continues to adversely impact the U.S. economy and financial markets, however, to a much lesser degree than 2020. New variants of the COVID-19 virus or a resurgence in infection rates could lead to a further or continuing reduction in economic activity, resulting in a decline in demand for the Company’s products or increased claims experience in future periods. As a result, the Company’s operating results, business and financial condition could be adversely affected in subsequent periods by future economic disruptions caused by the COVID-19 pandemic.

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

FINANCIAL POSITION

The Company's financial position at June 30, 2021 reflected increases in assets, liabilities and common shareholders' equity of 8.2%, 7.6% and 9.6%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 67.0% and 68.1% of consolidated assets as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the invested asset base, cash and accrued investment income increased by 6.5% to $16,544.0.

Investments - During the first six months of 2021 and 2020, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both June 30, 2021 and December 31, 2020, nearly all of the Company's investments consisted of marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At June 30, 2021, the Company had no fixed maturity investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown.

Fixed Maturity Securities Stratified by Credit Quality (a):
	June 30,	December 31,
	2021	2020
Aaa	24.7%	24.6%
Aa	12.6	13.1
A	32.2	33.0
Baa	27.7	26.5
Total investment grade	97.2	97.2
All other (b)	2.8	2.8
Total	100.0%	100.0%
__________

(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers.
(b)    "All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

June 30, 2021	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$262.7		$8.0
U.S. Governments & Agencies	460.5		3.4
Consumer Staples	131.8		3.4
Health Care	117.4		3.3
Retail	126.3		3.0
Industrial	109.6		2.3
Technology	74.1		2.2
Other (includes 13 industry groups)	490.7		12.3
Total	$1,773.5	(b)	$38.3
__________

(b)    Represents 17.6% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

June 30, 2021	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$360.1		$51.3
Telecom	105.9		12.2
Utilities	161.1		8.1
Retail	73.0		4.3
Other (includes 2 industry groups)	109.3		2.2
Total	$809.5	(c)	$78.3	(d)
__________

(c)    Represents 20.6% of the total equity securities portfolio.
(d)    Represents 2.0% of the cost of the total equity securities portfolio, while gross unrealized gains represent 34.4% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
June 30, 2021	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$65.5	$—	$—	$—
Due after one year through five years	362.0	—	1.8	—
Due after five years through ten years	1,321.2	—	35.4	—
Due after ten years	24.6	—	1.0	—
Total	$1,773.5	$—	$38.3	$—

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
June 30, 2021	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	$30.1	$—	$—	$30.1
Seven to twelve months	8.2	—	—	8.2
More than twelve months	—	—	—	—
Total	$38.3	$—	$—	$38.3

Number of Issues in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	206	—	—	206
Seven to twelve months	30	—	—	30
More than twelve months	2	—	—	2
Total	238	—	—	238	(e)
__________

(e)    At June 30, 2021 the number of issues in an unrealized loss position represent 12.6% of the total number of such fixed maturity issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's cost. The percentage reduction from such cost reflects the decline as of a specific point in time (June 30, 2021 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	June 30,	December 31,
	2021	2020
Maturity Ranges:
Due in one year or less	10.6%	9.8%
Due after one year through five years	52.7	57.0
Due after five years through ten years	35.8	31.4
Due after ten years through fifteen years	.7	1.7
Due after fifteen years	.2	.1
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.3
Duration (f)	4.0	3.8
___________

(f)    Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.0 as of June 30, 2021 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.0%.

Composition of Unrealized Gains (Losses)

	June 30,	December 31,
	2021	2020
Available for Sale Fixed Maturity Securities:
Amortized cost	$10,063.4	$9,897.6
Estimated fair value	10,481.2	10,496.8
Net unrealized gains (losses)	$417.8	$599.1

Components of net unrealized gains (losses):
Gross unrealized gains	$456.1	$602.9
Gross unrealized losses	(38.3)	(3.8)
Net unrealized gains (losses)	$417.8	$599.1

Equity Securities:
Cost	$3,931.5	$3,269.7
Estimated fair value	5,204.1	4,054.8
Net unrealized gains (losses)(g)	$1,272.5	$785.1

Components of net unrealized gains (losses):
Gross unrealized gains	$1,350.9	$1,028.1
Gross unrealized losses	(78.3)	(243.0)
Net unrealized gains (losses)(g)	$1,272.5	$785.1
___________

(g)    Unrealized gains and losses from changes in fair value of equity securities are included in total realized and unrealized investment gains (losses) in the consolidated statements of income.

Other Assets - Substantially all of the Company's receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated credit losses. Deferred policy acquisition costs are estimated by taking into account the direct costs relating to the successful acquisition of new or renewal insurance contracts and evaluating their recoverability on the basis of recent trends in claims costs. The Company's deferred policy acquisition cost balances have not fluctuated substantially from period-to-period, and do not represent significant percentages of assets or shareholders' equity.

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

Capitalization - Old Republic's total capitalization of $8,368.7 at June 30, 2021 consisted of debt of $1,590.1 and common shareholders' equity of $6,778.6. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), and dividend payments to shareholders for the period then ended. At June 30, 2021, the Company's consolidated debt to equity ratio was 23.5%.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	General	Title (*)	RFIG Run-off	Other	Total (*)	% Change from prior period (*)
Years Ended December 31:
2018	$3,277.1	$2,573.1	$75.9	$14.6	$5,940.9	3.0%
2019	3,432.4	2,736.0	59.2	13.4	6,241.1	5.1
2020	3,394.2	3,286.3	45.1	12.0	6,737.8	8.0
Six Months Ended June 30:
2020	1,670.8	1,397.5	24.3	6.1	3,098.8	6.1
2021	1,726.3	2,076.5	17.7	5.5	3,826.2	23.5
Quarters Ended June 30:
2020	818.0	706.7	11.6	2.9	1,539.4	1.6
2021	$867.2	$1,108.8	$8.5	$2.7	$1,987.3	29.1%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the current presentation. See Note 1 to the accompanying Notes to Consolidated Financial Statements.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended December 31:
2018	36.8%	31.1%	7.7%	5.3%	6.2%	12.9%
2019	37.2	29.1	7.6	6.4	6.6	13.1
2020	38.4	25.4	8.7	8.0	6.0	13.5
Six Months Ended June 30:
2020	37.9	26.4	7.9	7.8	6.4	13.6
2021	40.2	22.2	9.5	9.4	5.1	13.6
Quarters Ended June 30:
2020	37.8	25.7	7.9	8.1	6.0	14.5
2021	40.2%	21.5%	9.7%	9.4%	5.0%	14.2%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source (*)
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2018	23.7%	76.3%
2019	24.9	75.1
2020	24.9	75.1
Six Months Ended June 30:
2020	24.7	75.3
2021	23.0	77.0
Quarters Ended June 30:
2020	24.9	75.1
2021	22.8%	77.2%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the current presentation. See Note 1 to the accompanying Notes to Consolidated Financial Statements.

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

Premium and Persistency Trends:	Net Earned Premiums	Persistency
Years Ended December 31:
2018	$74.4	79.2%
2019	58.8	77.5
2020	45.1	77.6
Six Months Ended June 30:
2020	24.3	76.7
2021	17.7	75.2%
Quarters Ended June 30:
2020	11.6
2021	$8.5

The Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk & Other	Total
As of December 31:
2018	$3,098.3	$246.7	$3,345.0
2019	2,388.3	201.8	2,590.1
2020	1,842.2	169.0	2,011.2
As of June 30:
2020	2,126.3	184.5	2,310.8
2021	$1,583.2	$156.6	$1,739.8

Risk Distribution by Property State:

	FL	IL	GA	CA	NJ	MD	NY	TX	PA	OH
As of December 31:
2018	8.5%	6.3%	5.9%	5.4%	4.7%	4.5%	3.7%	5.5%	4.3%	3.5%
2019	8.9	6.7	6.1	5.7	5.0	4.9	3.9	4.8	4.1	3.7
2020	9.2	7.0	6.0	5.8	5.3	5.1	4.2	4.5	4.1	3.7
As of June 30:
2020	9.0	6.9	6.0	5.8	5.1	5.0	4.0	4.7	4.1	3.7
2021	9.7%	7.2%	6.1%	5.8%	5.4%	5.2%	4.6%	4.4%	4.1%	3.7%

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2019	$10,577.9	$1,172.3	$566.3	$841.7	$13,158.4	$1,200.7	$14,359.2
2020	10,987.8	1,328.4	545.1	1,083.8	13,945.2	1,384.9	15,330.1
As of June 30:
2020	10,722.3	1,153.9	531.2	946.1	13,353.6	887.2	14,240.8
2021	$11,152.8	$1,408.4	$501.8	$1,594.9	$14,657.9	$1,690.9	$16,348.8
__________

(a) The December 31, 2019 balances includes fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2018	$341.0	$38.8	$20.1	$31.7	$431.8	3.41%	3.28%
2019	356.4	41.4	17.6	35.1	450.7	3.48	3.30
2020	352.2	42.0	15.2	29.4	438.9	3.24	2.96
Six Months Ended
June 30:
2020	178.3	21.1	8.3	15.0	222.9	3.36	3.12
2021	172.0	21.5	6.1	12.2	211.9	2.96	2.68
Quarters Ended
June 30:
2020	87.7	10.3	3.9	6.6	108.7	3.28	3.16
2021	$87.1	$11.0	$2.9	$6.4	$107.6	3.02%	2.72%

Revenues: Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities from scheduled maturities and early calls were 81.5% and 73.7% of total dispositions occurring in the first six months of 2021 and 2020, respectively.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses on Securities			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Miscel-laneous Investments	Total	Fixed Maturity Securities	Miscel-laneous Investments	Total		Total Investment Gains (Losses)
Years Ended
December 31:
2018	$(4.8)	$63.1	$58.2	$—	$—	$—	$(293.8)	$(235.6)
2019	(1.9)	40.6	38.6	(2.0)	—	(2.0)	599.5	636.1
2020	(7.4)	21.6	14.2	—	—	—	(156.2)	(142.0)
Six Months Ended
June 30:
2020	(8.5)	19.8	11.2	—	—	—	(608.7)	(597.4)
2021	1.0	7.9	8.9	—	—	—	487.4	496.4
Quarters Ended
June 30:
2020	(8.8)	1.5	(7.3)	—	—	—	354.0	346.7
2021	$.6	$.4	$1.0	$—	$—	$—	$119.9	$120.9

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of June 30, 2021 and December 31, 2020:

	Claim and Loss Adjustment Expense Reserves
	June 30, 2021		December 31, 2020
	Gross	Net	Gross	Net

Workers' compensation	$4,911.6	$2,984.4	$4,929.2	$3,044.1
General liability	1,355.7	654.8	1,309.4	641.5
Commercial automobile (mostly trucking)	2,681.5	1,704.8	2,379.8	1,591.5
Other coverages	1,224.4	885.5	1,086.2	782.4
Unallocated loss adjustment expense reserves	276.7	276.6	269.1	268.3
Total general insurance reserves	10,450.2	6,506.3	9,973.9	6,328.0
Title	588.1	588.1	556.1	556.1
RFIG Run-off	123.4	123.4	127.6	127.6
Life and accident	13.3	8.0	13.2	8.6
Total claim and loss adjustment expense reserves	$11,175.2	$7,226.0	$10,671.0	$7,020.4
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$128.9	$83.0	$127.6	$82.4
% of total general insurance reserves	1.2%	1.3%	1.3%	1.3%

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title (*)	RFIG Run-off	Consolidated (*)
Years Ended December 31:
2018	72.2%	1.9%	39.4%	41.4%
2019	71.8	2.5	53.5	41.2
2020	69.9	2.3	81.7	37.0
Six Months Ended June 30:
2020	70.8	2.8	89.1	40.2
2021	67.1	3.0	26.0	32.1
Quarters Ended June 30:
2020	71.8	2.5	144.5	40.5
2021	68.1%	3.0%	3.6%	31.4%
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

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended
December 31:
2018	72.2%	79.3%	70.7%	62.8%	73.8%	68.9%	60.1%
2019	71.8	84.0	63.2	62.6	64.0	77.8	61.4
2020	69.9	80.8	60.8	58.3	57.1	73.6	67.2
Six Months Ended
June 30:
2020	70.8	80.2	68.4	58.1	60.2	64.0	65.7
2021	67.1	74.6	57.7	59.4	57.3	76.5	68.5
Quarters Ended
June 30:
2020	71.8	83.4	65.7	60.7	59.6	56.7	65.1
2021	68.1%	75.4%	59.6%	63.4%	53.8%	60.4%	70.4%

The General Insurance reported claim ratio improved in both 2021 periods, driven by favorable reserve development from prior periods and a lower current period claim provision, reflecting several years of premium rate increases and underwriting actions. The group experienced (favorable) unfavorable development of prior years' reserves of (2.9) and (2.8) percentage points for the second quarter and first six months of 2021, respectively, compared to .1 and (.3) percentage points for the second quarter and first six months of 2020, respectively.

Unfavorable asbestos and environmental ("A&E") claim developments, although not material in any of the periods presented, are typically attributable to A&E claim reserves due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 7.5 years (gross) and 7.9 years (net of reinsurance) as of June 30, 2021 and 6.3 years (gross) and 7.1 years (net of reinsurance) as of

December 31, 2020. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2020.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The reported claim ratio trended slightly higher for the quarter and year-to-date periods of 2021, influenced by favorable reserve development from prior periods. This favorable development of reserves established in prior years reduced the claim ratio by .7 percentage points in both the second quarter and first six months of 2021 and 1.1 and .8 percentage points for the same respective periods of 2020.

RFIG Run-off claim costs for the current quarter and year-to-date periods continue to be driven by fewer newly reported delinquencies in combination with improving trends in cure rates and claim severity influenced by the ongoing economic recovery and continued strength in the real estate market. Incurred claim ratios reflect favorable development of 24.8 and 18.9 percentage points in the second quarter and first six months of 2021, respectively. This compares to 21.0 and 2.5 percentage points of unfavorable development for the respective 2020 periods.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)	Reported Delinquency Ratio at End of Period
Years Ended December 31:
2018	$46,946	9.9%
2019	49,195	10.1
2020	37,172	14.2
Six Months Ended June 30:
2020	44,202	13.9
2021	$42,688	12.9%
__________

(a)    Amounts are in whole dollars.

	Total Delinquency Rated for Top Ten States (includes "other" business) (b):
	FL	IL	GA	CA	NJ	MD	NY	TX	PA	OH
As of December 31:
2018	10.6%	9.2%	8.1%	6.8%	15.3%	10.7%	21.3%	10.4%	12.0%	10.1%
2019	8.8	9.0	8.6	6.5	12.4	10.4	20.7	12.4	12.4	10.5
2020	13.1	13.8	12.7	9.9	18.2	15.2	25.5	18.7	15.7	13.7
As of June 30:
2020	13.5	14.0	13.3	11.2	20.1	14.6	26.2	17.7	15.5	11.8
2021	11.5%	13.0%	11.4%	9.5%	15.9%	13.9%	23.5%	17.8%	14.4%	11.8%
__________

(b)    As determined by risk in force as of June 30, 2021, these 10 states represent approximately 56.1% of total risk in force.

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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

			RFIG
	General	Title (*)	Run-off	Consolidated (*)
Years Ended December 31:
2018	25.0%	90.9%	21.5%	53.5%
2019	25.7	90.5	25.0	54.1
2020	25.6	88.4	30.2	56.3
Six Months Ended June 30:
2020	26.2	90.8	31.1	55.4
2021	25.7	86.3	38.3	58.7
Quarters Ended June 30:
2020	26.6	89.6	32.1	55.6
2021	25.9%	85.4%	42.3%	59.2%
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

Expenses: Total

The combined ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

			RFIG
	General	Title (*)	Run-off	Consolidated (*)
Years Ended December 31:
2018	97.2%	92.8%	60.9%	94.9%
2019	97.5	93.0	78.5	95.3
2020	95.5	90.7	111.9	93.3
Six Months Ended June 30:
2020	97.0	93.6	120.2	95.6
2021	92.8	89.3	64.3	90.8
Quarters Ended June 30:
2020	98.4	92.1	176.6	96.1
2021	94.0%	88.4%	45.9%	90.6%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the current presentation. See Note 1 to the accompanying Notes to Consolidated Financial Statements.

Expenses: Income Taxes

The effective consolidated income tax rates were 20.1% and 20.3% in the second quarter and first six months of 2021 compared to 20.3% and (23.5)% in the second quarter and first six months of 2020. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income and adjustments regarding the recoverability of deferred tax assets.

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

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part II, Item 1A - Risk Factor of this report and Part I, Item 1A - Risk Factors, of the Company's 2020 Form 10-K Annual Report filing to the Securities and Exchange Commission, which is specifically incorporated herein by reference.

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

Old Republic's market risk exposures at June 30, 2021, have not materially changed from those identified in the Company's 2020 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2021, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

The following items update the risk factors disclosed in the Company's 2020 Annual report on Form 10-K.

Technology and security breaches or failures, including cybersecurity incidents, could disrupt the Company’s operations, result in financial losses, the loss of critical and confidential information and expose the Company to additional liabilities, which could adversely affect its reputation and results of operations.

The Company depends upon technology to conduct business. The Company uses computer systems to store and use customer, employee, and company data and information. These include both proprietary and third party technology systems and tools. In addition, the Company routinely transmits, receives and stores personal, confidential and proprietary information by email and other electronic means. The Company and its employees and agents also transfer significant amounts of funds using electronic means.

The Company’s systems and processes have been, and will likely remain, subject to cyber-attacks and other intrusions. These attacks are occurring with greater frequency and sophistication, and include malware and computer virus attacks, ransomware, unauthorized access, misuse, denial-of-service attacks, system failures and disruptions. A breach of the Company’s systems or the systems of a third-party vendor or services provider could disrupt the Company’s ability to conduct business operations. During such an event, systems may be inaccessible to employees, customers or business partners for an extended period of time and employees may be unable to perform their duties. These attacks could expose the Company to substantial costs and negative consequences, including the loss of funds, remediation costs, lost revenues and reputational damage.

In addition, the email and computer systems used by the Company, its service providers and agents for the transfer of funds have been subject to fraudulent spoofing attacks. In some cases, unauthorized access or fraudulent attacks have not been immediately detected, thereby increasing the severity of the incident. Funds transferred to a fraudulent recipient are not always recoverable and the Company may be liable for those unrecovered funds. Losses resulting from unrecovered funds could result in a material adverse effect on the Company’s financial condition and results of operations.

Old Republic regularly monitors its networks, infrastructure and procedures in an effort to prevent, detect, address and mitigate these risks. There is no assurance that the Company’s security procedures will provide fully effective protection from such events. A cyber incident or fraud attack could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The COVID-19 pandemic continues to adversely impact the U.S. economy and financial markets. New variants of the COVID-19 virus or a resurgence in infection rates could lead to a further or continuing reduction in economic activity, resulting in a decline in demand for the Company’s products. The pandemic could also have a more significant impact on Old Republic’s claims experience in future periods, resulting in a decrease in profitability.

In addition, actions taken in response to the pandemic by federal, state and local government authorities, including state insurance departments, could, individually or in the aggregate, adversely affect Old Republic’s business.

Item 6 - Exhibits

(a) Exhibits

31.1	Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title
18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title
18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Republic International Corporation
(Registrant)
Date:	July 30, 2021

/s/ Frank J. Sodaro

Frank J. Sodaro Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title
18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title
18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase