Form 10-Q
period 2021-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2021-11-05
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	September 30, 2021
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at September 30, 2021 was 307,008,734.

There are 47 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2021

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND COMMON
	SHAREHOLDERS' EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 18

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	19 - 42

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	43

	CONTROLS AND PROCEDURES	43

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	44

	ITEM 1A - RISK FACTORS	44

	ITEM 6 - EXHIBITS	45

SIGNATURE		46

EXHIBIT INDEX		47

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	September 30,	December 31,
	2021	2020
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $10,136.9 and $9,897.6)	$10,486.3	$10,496.8
Short-term investments (at fair value which approximates cost)	1,102.1	749.6
Total	11,588.4	11,246.4
Equity securities (at fair value) (cost: $3,754.7 and $3,269.7)	4,828.0	4,054.8
Other investments	30.6	28.8
Total Investments	16,447.1	15,330.1
Other Assets:
Cash	133.4	118.7
Accrued investment income	86.1	86.4
Accounts and notes receivable	1,861.4	1,593.9
Reinsurance balances and funds held	234.8	205.0
Reinsurance recoverable: Paid losses	75.1	67.6
Policy and claim reserves	4,979.6	4,295.1
Deferred policy acquisition costs	355.3	328.0
Sundry assets	816.7	790.0
Total Other Assets	8,542.8	7,485.0
Total Assets	$24,989.9	$22,815.2
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$11,433.7	$10,671.0
Unearned premiums	2,682.3	2,397.1
Other policyholders' benefits and funds	202.4	195.9
Total policy liabilities and accruals	14,318.5	13,264.2
Commissions, expenses, fees, and taxes	657.0	663.5
Reinsurance balances and funds	942.4	725.4
Federal income tax payable: Current	1.2	4.2
Deferred	151.5	137.3
Debt	1,588.2	966.4
Sundry liabilities	1,001.4	867.3
Commitments and contingent liabilities
Total Liabilities	18,660.5	16,628.5
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	307.0	304.1
Additional paid-in capital	1,363.8	1,306.9
Retained earnings	4,653.3	4,394.8
Accumulated other comprehensive income (loss)	93.2	284.0
Unallocated ESSOP shares (at cost)	(87.9)	(103.2)
Total Common Shareholders' Equity	6,329.4	6,186.6
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$24,989.9	$22,815.2
________

(1)    At September 30, 2021 and December 31, 2020, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 307,008,734 and 304,122,180 were issued as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Net premiums earned	$1,941.7	$1,622.2	$5,542.5	$4,553.4
Title, escrow, and other fees	113.6	110.5	339.1	278.2
Total premiums and fees	2,055.4	1,732.8	5,881.6	4,831.6
Net investment income	111.6	106.4	323.6	329.3
Other income	37.8	31.7	112.0	98.5
Total operating revenues	2,204.9	1,871.0	6,317.3	5,259.5
Investment gains (losses):
Realized from actual transactions	6.6	1.4	15.6	12.7
Unrealized from changes in fair value of
equity securities	(199.3)	79.2	288.1	(529.4)
Total realized and unrealized investment
gains (losses)	(192.6)	80.7	303.7	(516.7)
Total revenues	2,012.2	1,951.7	6,621.0	4,742.8

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	615.4	633.2	1,829.3	1,870.8
Dividends to policyholders	2.9	4.9	17.5	14.0
Underwriting, acquisition, and other expenses	1,270.8	997.1	3,601.8	2,789.8
Interest and other charges	16.8	9.5	39.7	31.8
Total expenses	1,906.2	1,644.7	5,488.4	4,706.6
Income (loss) before income taxes (credits)	106.0	306.9	1,132.6	36.1

Income Taxes (Credits):
Current	63.0	45.0	160.4	110.9
Deferred	(45.7)	15.9	64.8	(113.7)
Total	17.2	60.9	225.2	(2.7)

Net Income (Loss)	$88.7	$246.0	$907.3	$38.9

Net Income (Loss) Per Share:
Basic	$.29	$.83	$3.01	$.13
Diluted	$.29	$.83	$3.00	$.13

Average shares outstanding: Basic	301,577,493	297,729,418	301,247,397	298,526,123
Diluted	303,539,358	297,990,822	302,908,488	299,015,526

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income (Loss) As Reported	$88.7	$246.0	$907.3	$38.9

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) before reclassifications,
not included in the statements of income	(67.9)	32.3	(248.9)	321.5
Amounts reclassified as realized investment (gains)
losses in the statements of income	(.8)	(.7)	(1.9)	7.8
Pretax unrealized gains (losses) on securities	(68.8)	31.6	(250.9)	329.3
Deferred income taxes (credits)	(14.5)	6.6	(52.9)	69.5
Net unrealized gains (losses) on securities, net of tax	(54.3)	24.9	(197.9)	259.8
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	—	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	1.8	.9	5.5	2.7
Pretax net adjustment related to defined benefit
pension plans	1.8	.9	5.5	2.7
Deferred income taxes (credits)	.3	.1	1.1	.5
Net adjustment related to defined benefit pension
plans, net of tax	1.4	.7	4.3	2.1
Foreign currency translation adjustment	(4.3)	2.8	2.7	(3.6)
Total other comprehensive income (loss)	(57.2)	28.5	(190.8)	258.3
Comprehensive Income (Loss)	$31.5	$274.5	$716.4	$297.3

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$305.7	$304.0	$304.1	$303.6
Dividend reinvestment plan	—	—	—	—
Net issuance of shares under stock based compensation plans	1.2	—	2.7	.3
Balance, end of period	$307.0	$304.0	$307.0	$304.0

Additional Paid-in Capital:
Balance, beginning of period	$1,337.6	$1,305.1	$1,306.9	$1,297.5
Dividend reinvestment plan	.2	.2	1.7	.7
Net issuance of shares under stock based compensation plans	21.2	.1	45.6	4.8
Stock based compensation	.4	.4	3.1	2.0
ESSOP shares released	4.1	—	6.3	.7
Other - net	—	(.2)	—	(.2)
Balance, end of period	$1,363.8	$1,305.6	$1,363.8	$1,305.6

Retained Earnings:
Balance, beginning of period	$5,082.1	$4,051.2	$4,394.8	$4,386.0
Adoption of new accounting principle (1)	—	—	—	(2.3)
Balance, beginning of period, as adjusted	5,082.1	4,051.2	4,394.8	4,383.6
Net income (loss)	88.7	246.0	907.3	38.9
Dividends on common shares ($1.72, $.21, $2.16 and $.63 per
common share)	(517.5)	(62.4)	(648.8)	(187.7)
Balance, end of period	$4,653.3	$4,234.9	$4,653.3	$4,234.9

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$150.4	$307.5	$284.0	$77.7
Net unrealized gains (losses) on securities, net of tax	(54.3)	24.9	(197.9)	259.8
Net adjustment related to defined benefit pension plans,
net of tax	1.4	.7	4.3	2.1
Foreign currency translation adjustment	(4.3)	2.8	2.7	(3.6)
Balance, end of period	$93.2	$336.1	$93.2	$336.1

Unallocated ESSOP Shares:
Balance, beginning of period	$(97.3)	$(109.0)	$(103.2)	$(64.8)
ESSOP shares released	9.3	2.8	15.2	8.6
Purchase of unallocated ESSOP shares	—	—	—	(50.0)
Balance, end of period	$(87.9)	$(106.1)	$(87.9)	$(106.1)
_______

(1)Reflects the Company's adoption of a new accounting principle relating to credit losses effective January 1, 2020. Refer to additional discussion in Note 1 to the Consolidated Financial Statements.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$907.3	$38.9
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(27.2)	(3.3)
Premiums and other receivables	(267.5)	(263.5)
Unpaid claims and related items	257.5	328.8
Unearned premiums and other policyholders' liabilities	112.0	46.0
Income taxes	63.0	(99.7)
Reinsurance balances	179.8	193.1
Realized investment (gains) losses from actual transactions	(15.6)	(12.7)
Unrealized investment (gains) losses from changes in fair value
of equity securities	(288.1)	529.4
Accounts payable, accrued expenses and other	49.4	51.9
Total	970.6	808.9

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	1,121.4	935.3
Sales	281.0	343.6
Sales of:
Equity securities	522.6	159.1
Other - net	6.5	7.1
Purchases of:
Fixed maturity securities	(1,668.4)	(1,380.2)
Equity securities	(993.5)	(321.0)
Other - net	(42.0)	(31.7)
Net decrease (increase) in short-term investments	(352.2)	(263.6)
Other - net	—	(.4)
Total	(1,124.5)	(551.9)

Cash flows from financing activities:
Issuance of debentures and notes	642.5	—
Issuance of common shares	50.3	6.0
Redemption of debentures and notes	(21.7)	(8.6)
Purchase of unallocated common shares by ESSOP	—	(50.0)
Dividends on common shares (including a special dividend paid in January
2021 of $304.0)	(501.5)	(187.7)
Other - net	(.8)	(.5)
Total	168.7	(240.8)

Increase (decrease) in cash	14.7	16.1
Cash, beginning of period	118.7	78.8
Cash, end of period	$133.4	$95.0

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$40.9	$41.3
Income taxes	$162.4	$98.2
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

The guidance relating to financial assets measured at amortized cost was adopted on a modified retrospective basis, resulting in a net of tax adjustment to January 1, 2020 retained earnings of $2.3. The Company’s January 1, 2020 credit loss allowance of $30.1 was comprised of $14.5 related to reinsurance recoverables, $15.5 related to accounts and notes receivable, and an immaterial amount related to held to maturity securities. The September 30, 2021 allowance included $16.0 related to reinsurance recoverables and $21.5 related to accounts and notes receivable. No significant changes were made to the allowance during the nine months ended September 30, 2021.

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

Immaterial Adjustment - The Company recorded immaterial adjustments to present revenues gross of the applicable commission expenses in the September 30, 2020 consolidated statements of income and comprehensive income by: increasing net premiums earned by $126.2 and $327.6 for the quarter and nine months, respectively, decreasing title, escrow and other fees by $58.3 and $140.7 for the quarter and nine months, respectively, and increasing underwriting, acquisition, and other expenses by $67.9 and $186.8 for the quarter and nine months, respectively. These immaterial adjustments were made to conform all prior periods to the current presentation and had no impact on net income (loss), comprehensive income (loss) or shareholders' equity.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Basic and diluted earnings per share -
income (loss) available to common stockholders	$88.7	$246.0	$907.3	$38.9
Denominator:
Basic earnings per share -
weighted-average shares (a)	301,577,493	297,729,418	301,247,397	298,526,123
Effect of dilutive securities - stock based
compensation awards	1,961,865	261,404	1,661,091	489,403
Diluted earnings per share -
adjusted weighted-average shares (a)	303,539,358	297,990,822	302,908,488	299,015,526
Earnings per share: Basic	$.29	$.83	$3.01	$.13
Diluted	$.29	$.83	$3.00	$.13

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	—	8,063,111	292,500	5,858,669
__________

(a) In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all common shares.

3. Investments:

The Company classifies its fixed maturity securities as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. The Company's entire fixed maturity portfolio is classified as available for sale. As of June 30, 2020 the Company changed its intent to hold its tax exempt municipal bond portfolio until maturity and consequently, reclassified these securities from their previous held to maturity designation to available for sale. As a result, net of tax unrealized gains of $48.5 were recognized in other comprehensive income as of that date.

Fixed maturity securities classified as available for sale are reported at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity. Equity securities are reported at fair value with changes in such values reflected as unrealized investment gains (losses) in the consolidated statements of income. Fair values are based on quoted market prices or estimates using values obtained from recognized independent pricing services. Credit losses are recorded through an allowance with the corresponding charge to realized investment gains (losses). If the Company intends to sell or is more likely than not required to sell a security, the asset is written down to fair value directly through realized investment gains (losses).

The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year to assess whether a decline in fair value of an investment below its cost basis is the result of a credit loss. Factors considered in making this assessment include a security's market price history, as well as the issuer's operating results, financial condition and liquidity, its ability to access capital markets and to make scheduled principal or interest payments, credit rating trends, most current audited financial statements, industry and securities markets conditions and analyst expectations. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. The Company recorded no allowance for credit losses as of September 30, 2021, and December 31, 2020.

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
September 30, 2021:
U.S. & Canadian Governments	$1,952.5	$59.2	$5.7	$2,006.0
Tax-exempt	956.3	48.5	—	1,004.8
Corporate	7,228.0	294.1	46.8	7,475.3
	$10,136.9	$401.9	$52.5	$10,486.3

December 31, 2020:
U.S. & Canadian Governments	$1,967.1	$96.4	$.3	$2,063.2
Tax-exempt	997.1	66.3	—	1,063.5
Corporate	6,933.3	440.1	3.4	7,370.0
	$9,897.6	$602.9	$3.8	$10,496.8

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at September 30, 2021:
Due in one year or less	$1,142.3	$1,154.3
Due after one year through five years	5,048.3	5,301.6
Due after five years through ten years	3,857.2	3,941.5
Due after ten years	89.0	88.7
	$10,136.9	$10,486.3

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual available for sale securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021:

Fixed Maturity Securities:
U.S. & Canadian Governments	$482.9	$5.7	$—	$—	$482.9	$5.7
Corporate	1,796.4	46.8	—	—	1,796.4	46.8
	$2,279.4	$52.5	$—	$—	$2,279.4	$52.5

Number of securities in
unrealized loss position		353		2		355

December 31, 2020:

Fixed Maturity Securities:
U.S. & Canadian Governments	$416.4	$.3	$—	$—	$416.4	$.3
Corporate	333.6	3.4	—	—	333.6	3.4
	$750.0	$3.8	$—	$—	$750.0	$3.8

Number of securities in
unrealized loss position		74		3		77
In the above tables the unrealized losses on fixed maturity securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers its intent and ability to continue to hold the securities until cost recovery, principally in consideration of its asset and liability matching objectives.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021	$3,754.7	$1,185.3	$112.0	$4,828.0
December 31, 2020	$3,269.7	$1,028.1	$243.0	$4,054.8

During the third quarter and first nine months of 2021 and 2020, the Company recognized pretax unrealized investment gains (losses) of $(199.3) and $288.1, respectively for 2021, and $79.2 and $(529.4), respectively for 2020, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at September 30, 2021 and 2020 were $(178.3) and $245.9 for the third quarter and first nine months of 2021, respectively, and $78.9 and $(520.6) for the third quarter and first nine months of 2020, respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of September 30, 2021 and December 31, 2020.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of September 30, 2021:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,277.3	$728.6	$—	$2,006.0
Tax-exempt	—	1,004.8	—	1,004.8
Corporate	—	7,464.8	10.5	7,475.3
Short-term investments	1,102.1	—	—	1,102.1
Equity securities	$4,826.1	$—	$1.9	$4,828.0

As of December 31, 2020:
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$1,262.2	$801.0	$—	$2,063.2
Tax-exempt	—	1,063.5	—	1,063.5
Corporate	—	7,359.5	10.5	7,370.0
Short-term investments	749.6	—	—	749.6
Equity securities	$4,052.9	$—	$1.8	$4,054.8

There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2021.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date.

Investment gains and losses, which result from sales or write downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized cost at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized gains and (losses) from changes in fair value of equity securities are recorded as investment gains (losses) in the income statement. Unrealized investment gains (losses) on fixed maturity securities, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity. At September 30, 2021, the Company and its subsidiaries did not have significant amounts of non-income producing fixed maturity or equity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Investment income:
Fixed maturity securities	$67.3	$71.3	$209.7	$218.3
Equity securities	45.0	36.1	116.6	111.1
Short-term investments	—	.1	.1	2.3
Other sources	.8	.3	1.6	2.7
Gross investment income	113.2	107.9	328.1	334.5
Investment expenses (a)	1.5	1.5	4.5	5.1
Net investment income	$111.6	$106.4	$323.6	$329.3

Investment gains (losses):
From actual transactions:
Fixed maturity securities:
Gains	$1.0	$6.3	$2.6	$10.0
Losses	(.1)	(5.6)	(.7)	(17.9)
Net	.8	.6	1.9	(7.8)
Equity securities:
Gains	31.2	.7	68.0	21.7
Losses	(25.5)	—	(54.3)	(1.2)
Net	5.7	.7	13.6	20.5
Total from actual transactions	6.6	1.4	15.6	12.7
From unrealized changes in fair value of equity securities	(199.3)	79.2	288.1	(529.4)
Total realized and unrealized investment gains (losses)	(192.6)	80.7	303.7	(516.7)
Current and deferred income taxes (credits)	(40.9)	16.9	64.0	(108.7)
Net of tax realized and unrealized investment gains (losses)	$(151.6)	$63.7	$239.6	$(408.0)

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed maturity securities	$(68.3)	$31.5	$(249.2)	$325.9
Less: Deferred income taxes (credits)	(14.4)	6.6	(52.6)	68.7
	(53.9)	24.8	(196.6)	257.1

Other investments	(.4)	.1	(1.6)	3.4
Less: Deferred income taxes (credits)	(.1)	—	(.3)	.7
	(.3)	—	(1.3)	2.7
Net changes in unrealized investment gains (losses),
net of tax	$(54.3)	$24.9	$(197.9)	$259.8
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

This space left intentionally blank

Summary of changes in aggregate reserves for claims and related costs:

	Nine Months Ended
	September 30,
	2021	2020
Gross reserves at beginning of period	$10,671.0	$9,929.5
Less: reinsurance losses recoverable	3,650.5	3,249.7
Net reserves at beginning of period:
General Insurance	6,328.0	6,021.3
Title Insurance	556.1	530.9
RFIG Run-off	127.6	118.9
Other	8.6	8.4
Sub-total	7,020.4	6,679.7
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,802.9	1,787.9
Title Insurance	118.0	80.8
RFIG Run-off	14.8	36.2
Other	9.0	8.3
Sub-total	1,944.8	1,913.4
Change in provision for insured events of prior years:
General Insurance	(77.0)	(11.6)
Title Insurance	(22.6)	(19.6)
RFIG Run-off	(11.4)	(7.8)
Other	(3.3)	(2.3)
Sub-total	(114.4)	(41.4)
Total incurred claims and claim adjustment expenses	1,830.4	1,871.9
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	523.9	505.9
Title Insurance	17.7	1.9
RFIG Run-off	.2	.6
Other	4.9	4.8
Sub-total	546.8	513.4
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	971.4	968.3
Title Insurance	40.9	35.5
RFIG Run-off	12.3	23.9
Other	1.3	1.9
Sub-total	1,026.0	1,029.8
Total payments	1,572.8	1,543.2
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable:
General Insurance	6,558.5	6,323.4
Title Insurance	592.8	554.5
RFIG Run-off	118.5	122.7
Other	8.0	7.7
Sub-total	7,278.0	7,008.4
Reinsurance losses recoverable	4,155.7	3,548.6
Gross reserves at end of period	$11,433.7	$10,557.1

5. Employee Benefit Plans:

The Company had an active pension plan (the "Plan") covering a portion of its work force until December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. The Plan was closed to new participants and benefits were frozen as of December 31, 2013. As a result, eligible employees retained all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly periods ended September 30, 2021 and 2020 were not material to Old Republic's consolidated statements of income.

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

This space left intentionally blank

Segmented and Consolidated Results:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General Insurance:
Net premiums earned	$902.8	$861.9	$2,629.2	$2,532.8
Net investment income and other income	121.7	117.3	367.4	362.1
Total revenues excluding investment gains (losses)	$1,024.6	$979.3	$2,996.7	$2,895.0
Segment pretax operating income (loss) (a)	$145.8	$109.7	$410.0	$305.1
Income tax expense (credits)	$29.0	$20.5	$79.9	$56.9

Title Insurance:
Net premiums earned (c)	$1,028.5	$746.5	$2,879.6	$1,976.3
Title, escrow and other fees (c)	113.6	110.5	339.1	278.2
Sub-total (c)	1,142.1	857.0	3,218.7	2,254.5
Net investment income and other income	11.2	10.5	33.3	32.1
Total revenues excluding investment gains (losses) (c)	$1,153.3	$867.6	$3,252.0	$2,286.6
Segment pretax operating income (loss) (a)	$135.7	$103.1	$378.3	$211.9
Income tax expense (credits)	$29.8	$21.5	$80.8	$44.4

RFIG Run-off Business:
Net premiums earned	$7.7	$10.8	$25.4	$35.1
Net investment income and other income	2.6	3.4	8.7	11.8
Total revenues excluding investment gains (losses)	$10.3	$14.3	$34.2	$46.9
Segment pretax operating income (loss)	$8.4	$4.5	$20.9	$8.0
Income tax expense (credits)	$1.6	$.8	$4.0	$1.2

Consolidated Revenues:
Total revenues of Company segments (c)	$2,188.3	$1,861.3	$6,283.0	$5,228.6
Other sources (b)	50.1	36.4	122.0	112.6
Consolidated investment gains (losses):
Realized from actual transactions	6.6	1.4	15.6	12.7
Unrealized from changes in fair value of equity securities	(199.3)	79.2	288.1	(529.4)
Total realized and unrealized investment gains (losses)	(192.6)	80.7	303.7	(516.7)
Consolidation elimination adjustments	(33.6)	(26.7)	(87.7)	(81.7)
Consolidated revenues (c)	$2,012.2	$1,951.7	$6,621.0	$4,742.8

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
Company segments	$290.0	$217.4	$809.3	$525.0
Other sources - net (b)	8.6	8.7	19.5	27.8
Consolidated investment gains (losses):
Realized from actual transactions	6.6	1.4	15.6	12.7
Unrealized from changes in fair value of equity securities	(199.3)	79.2	288.1	(529.4)
Total realized and unrealized investment gains (losses)	(192.6)	80.7	303.7	(516.7)
Consolidated income (loss) before income
taxes (credits)	$106.0	$306.9	$1,132.6	$36.1

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
of Company segments	$60.5	$42.9	$164.8	$102.7
Other sources - net (b)	(2.3)	.9	(3.6)	3.2
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	(40.9)	16.9	64.0	(108.7)
Consolidated income tax expense (credits)	$17.2	$60.9	$225.2	$(2.7)

	September 30,	December 31,
	2021	2020
Consolidated Assets:
General Insurance	$20,562.5	$19,226.1
Title Insurance	2,118.1	1,920.9
RFIG Run-off Business	524.7	582.9
Total assets of company segments	23,205.4	21,730.0
Other assets (b)	2,002.6	1,318.2
Consolidation elimination adjustments	(218.2)	(233.0)
Consolidated assets	$24,989.9	$22,815.2

(a)    Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $15.9 and $47.7 compared to $15.4 and $47.6 for the quarters and nine months ended September 30, 2021 and 2020, respectively, and Title - $.4 and $1.4 compared to $.6 and $2.2 for the quarters and nine months ended September 30, 2021 and 2020, respectively.
(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries.
(c)    Reclassification adjustments were made to certain Title segment revenues and expenses in the quarter and nine months ended September 30, 2020 to conform to the current presentation. See Note 1.

7. Commitments and Contingent Liabilities:

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At September 30, 2021, the Company had no material non-claim litigation exposures in its consolidated business.

8. Debt:

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes issued in 2014 and due 2024	$398.3	$444.5	$397.9	$457.7
3.875% Senior Notes issued in 2016 and due 2026	547.2	609.5	546.8	634.1
3.850% Senior Notes issued in 2021 and due 2051	642.6	709.3	—	—
Other miscellaneous debt	—	—	21.7	21.7
Total debt	$1,588.2	$1,763.5	$966.4	$1,113.6

On June 11, 2021, the Company completed a public offering of $650.0 aggregate principal amount of Senior Notes. The notes bear interest at a rate of 3.850% per year and mature on June 11, 2051.

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt securities that are classified within Level 2 of the fair value hierarchy as presented below. The Company used an internally generated interest yield market matrix table, which incorporates maturity, coupon rate, credit quality, structure and current market conditions to estimate the fair value of its outstanding debt securities that were classified within Level 3.

The following table shows a summary of financial liabilities disclosed, but not carried at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
September 30, 2021	$1,588.2	$1,763.5	$—	$1,763.5	$—
December 31, 2020	$966.4	$1,113.6	$—	$1,091.9	$21.7

9. Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service ("IRS") could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. The Company is not currently under audit by the IRS and 2018 and subsequent tax years remain open.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2021 and 2020
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations principally through three major regulatory segments, namely, its General (property and liability), Title, and the RFIG Run-off Business. A small life and accident insurance business, accounting for .2% of consolidated operating revenues for the nine months ended September 30, 2021 and .5% of consolidated assets as of that date, is included within the corporate and other caption of this report.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Pretax income (loss)	$106.0	$306.9		$1,132.6	$36.1
Pretax investment gains (losses)	(192.6)	80.7		303.7	(516.7)
Pretax income (loss) excluding investment gains (losses)	$298.6	$226.2	32.0%	$828.8	$552.8	49.9%

Net income (loss)	$88.7	$246.0		$907.3	$38.9
Net of tax investment gains (losses)	(151.6)	63.7		239.6	(408.0)
Net income (loss) excluding investment gains (losses)	$240.4	$182.3	31.9%	$667.6	$446.9	49.4%

PER DILUTED SHARE

	Quarters Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net income (loss)	$.29	$.83		$3.00	$.13
Net of tax investment gains (losses)	(.50)	.21		.79	(1.37)
Net income (loss) excluding investment gains (losses)	$.79	$.62	27.4%	$2.21	$1.50	47.3%

SHAREHOLDERS' EQUITY

				Sept. 30,	Dec. 31,
				2021	2020	% Change
Total				$6,329.4	$6,186.6	2.3%
Per Common Share				$20.96	$20.75	1.0%

Consolidated pretax income, excluding investment gains or losses continued to show strong growth in profitability in the General Insurance and Title Insurance businesses. Solid underwriting results produced consolidated combined ratios of 89.8% for the third quarter and 90.4% for the first nine months of 2021, compared to 92.3% and 94.4% in the respective 2020 periods. Total and per share year-to-date net income reflect significant increases in the fair value of equity securities by comparison to 2020 when equity markets were disrupted by the COVID-19 pandemic.

Consolidated net premiums and fees earned increased 18.6% for the quarter and 21.7% for the year-to-date period. General Insurance earned premiums experienced mid-single digit growth over comparative 2020 periods, while Title Insurance continued to experience robust growth in premium and fee revenues as low interest rates and a favorable real estate market persisted. Net investment income increased for the quarter and declined slightly in the year-to-date period reflecting growth in the invested asset base, offset by lower investment yields, to varying degrees in both periods.

Book value per share advanced to $20.96 as of September 30, 2021 from $20.75 at December 31, 2020. The increase was primarily driven by year-to-date improved operating earnings and favorable overall investment valuation trends which were partially offset by dividends, including a $1.50 special dividend.

As the economy continues to emerge from the pandemic, premium and fee revenues in General Insurance could continue growing. As low interest rates and a favorable real estate market continue, Title Insurance premium and fee revenues could remain strong, although may be lower than recent periods.

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

FINANCIAL HIGHLIGHTS
	Quarters Ended September 30,			Nine Months Ended September 30,
SUMMARY INCOME STATEMENTS (a):	2021	2020	% Change	2021	2020	% Change
Revenues:
Net premiums and fees earned	$2,055.4	$1,732.8	18.6%	$5,881.6	$4,831.6	21.7%
Net investment income	111.6	106.4	4.9	323.6	329.3	-1.7
Other income	37.8	31.7	19.2	112.0	98.5	13.7
Total operating revenues	2,204.9	1,871.0	17.8	6,317.3	5,259.5	20.1
Investment gains (losses):
Realized from actual transactions	6.6	1.4		15.6	12.7
Unrealized from changes in fair value of equity securities	(199.3)	79.2		288.1	(529.4)
Total investment gains (losses)	(192.6)	80.7		303.7	(516.7)
Total revenues	2,012.2	1,951.7		6,621.0	4,742.8
Operating expenses:
Claim costs	618.4	638.1	-3.1	1,846.8	1,884.8	-2.0
Sales and general expenses	1,270.8	997.1	27.5	3,601.8	2,789.8	29.1
Interest and other charges	16.8	9.5	77.8	39.7	31.8	24.6
Total operating expenses	1,906.2	1,644.7	15.9%	5,488.4	4,706.6	16.6%
Pretax income (loss)	106.0	306.9		1,132.6	36.1
Income taxes (credits)	17.2	60.9		225.2	(2.7)
Net income (loss)	$88.7	$246.0		$907.3	$38.9

COMMON STOCK STATISTICS:
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$0.79	$0.62	27.4%	$2.22	$1.50	48.0%
Net investment gains (losses):
Realized from actual transactions	0.02	—		0.04	0.03
Unrealized from changes in fair value of equity securities	(0.52)	0.21		0.75	(1.40)
Basic net income (loss)	$0.29	$0.83		$3.01	$0.13
Diluted net income (loss) excluding investment gains (losses)	$0.79	$0.62	27.4%	$2.21	$1.50	47.3%
Net investment gains (losses):
Realized from actual transactions	0.02	—		0.04	0.03
Unrealized from changes in fair value of equity securities	(0.52)	0.21		0.75	(1.40)
Diluted net income (loss)	$0.29	$0.83		$3.00	$0.13
Cash dividends on common stock	$1.72	$0.21		$2.16	$0.63
Book value per share				$20.96	$20.39	2.8%

(a) Certain reclassification adjustments were made to increase net premiums and fees earned with a corresponding increase to sales and general expenses in the quarter and first nine months ended September 30, 2020 to conform the prior period to the current presentation. See Note (a) in Title Insurance Segment Results.

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

	Major Segmented and Consolidated Elements of Income (Loss)
	Quarters Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
A. Net premiums, fees, and other income (c):
General insurance	$902.8	$861.9	4.7%	$2,629.2	$2,532.8	3.8%
Title insurance	1,142.1	857.0	33.3	3,218.7	2,254.5	42.8
Corporate and other	2.6	2.9	-9.0	8.2	9.0	-9.2
Other income	37.8	31.7	19.2	112.0	98.5	13.7
Subtotal	2,085.5	1,753.7	18.9	5,968.1	4,895.0	21.9
RFIG run-off business	7.7	10.8	-28.8	25.4	35.1	-27.5
Consolidated	$2,093.2	$1,764.6	18.6%	$5,993.6	$4,930.2	21.6%

B. Underwriting and related services income (loss):
General insurance	$77.7	$38.7	100.7%	$202.0	$89.5	125.6%
Title insurance	125.3	93.2	34.4	347.8	182.3	90.8
Corporate and other	(4.9)	(3.7)	-31.9	(17.1)	(12.6)	-35.0
Subtotal	198.0	128.2	54.5	532.7	259.2	105.5
RFIG run-off business	5.8	1.1	N/M	12.1	(3.7)	N/M
Consolidated	$203.9	$129.3	57.7%	$544.9	$255.4	113.4%
C. Consolidated underwriting ratio (c):
Claim ratio:
Current year	32.4%	38.2%		33.4%	39.9%
Prior years	(2.3)	(1.4)		(2.0)	(.9)
Total	30.1	36.8		31.4	39.0
Expense ratio	59.7	55.5		59.0	55.4
Combined ratio	89.8%	92.3%		90.4%	94.4%

D. Net investment income:
General insurance	$84.2	$85.9	-1.9%	$256.2	$264.2	-3.0%
Title insurance	10.9	10.2	6.6	32.5	31.4	3.5
Corporate and other	13.8	6.8	103.5	26.1	21.8	19.5
Subtotal	109.0	102.9	5.9	314.8	317.5	-0.8
RFIG run-off business	2.6	3.4	-24.6	8.7	11.8	-25.9
Consolidated	$111.6	$106.4	4.9%	$323.6	$329.3	-1.7%
E. Interest and other charges (credits):
General insurance	$16.1	$14.8		$48.2	$48.7
Title insurance	0.4	0.3		1.9	1.8
Corporate and other (a)	0.2	(5.7)		(10.5)	(18.7)
Subtotal	16.8	9.5		39.7	31.8
RFIG run-off business	—	—		—	—
Consolidated	$16.8	$9.5	77.8%	$39.7	$31.8	24.6%

F. Segmented and consolidated pretax income (loss) excluding investment gains (losses)(B+D-E):
General insurance	$145.8	$109.7	32.8%	$410.0	$305.1	34.4%
Title insurance	135.7	103.1	31.7	378.3	211.9	78.6
Corporate and other	8.6	8.7	-1.3	19.5	27.8	-30.0
Subtotal	290.2	221.6	30.9	807.9	544.8	48.3
RFIG run-off business	8.4	4.5	83.9	20.9	8.0	160.7
Consolidated	298.6	226.2	32.0%	828.8	552.8	49.9%
Income taxes (credits) on above (b)	58.2	43.9		161.1	105.9
G. Net income (loss) excluding
investment gains (losses)	240.4	182.3	31.9%	667.6	446.9	49.4%
H. Consolidated pretax investment gains (losses):
Realized from actual transactions	6.6	1.4		15.6	12.7
Unrealized from changes in
fair value of equity securities	(199.3)	79.2		288.1	(529.4)
Total	(192.6)	80.7		303.7	(516.7)
Income taxes (credits) on above	(40.9)	16.9		64.0	(108.7)
Net of tax investment gains (losses)	(151.6)	63.7		239.6	(408.0)
I. Net income (loss)	$88.7	$246.0		$907.3	$38.9
J. Consolidated operating cash flow	$455.1	$370.6		$970.6	$808.9

(a) Includes consolidation/elimination entries. (b) The effective tax rates applicable to pretax income excluding investment gains and (losses) were 19.5% and 19.4% for the third quarter and first nine months of 2021, respectively, and 19.4% and 19.2% for the third quarter and first nine months of 2020, respectively. (c) Certain reclassification adjustments were made to increase net premiums and fees earned with a corresponding increase to sales and general expenses in the quarter and first nine months ended September 30, 2020 to conform the prior period to the current presentation. See Note (a) in Title Insurance Segment results.

General Insurance Segment Results

	General Insurance Summary Operating Results
	Quarters Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net premiums written	$972.8	$932.5	4.3%	$2,742.3	$2,586.0	6.0%
Net premiums earned	902.8	861.9	4.7	2,629.2	2,532.8	3.8
Net investment income	84.2	85.9	-1.9	256.2	264.2	-3.0
Other income	37.5	31.4	19.3	111.2	97.8	13.6
Operating revenues	1,024.6	979.3	4.6	2,996.7	2,895.0	3.5
Claim costs	585.4	607.5	-3.6	1,743.4	1,790.4	-2.6
Sales and general expenses	277.1	247.2	12.1	794.9	750.7	5.9
Interest and other charges	16.1	14.8	8.9	48.2	48.7	-1.0
Operating expenses	878.8	869.5	1.1	2,586.6	2,589.9	-0.1
Segment pretax operating income (loss)	$145.8	$109.7	32.8%	$410.0	$305.1	34.4%

Claim ratio	64.8%	70.5%		66.3%	70.7%
Expense ratio	26.5	25.0		26.0	25.8
Combined ratio	91.3%	95.5%		92.3%	96.5%

General Insurance net premiums earned increased 4.7% and 3.8% for the third quarter and year-to-date periods, respectively. Strong premium rate increases for most lines of coverage other than workers' compensation, and new business production continued. Rising premiums in commercial auto, financial indemnity and property coverages more than offset the decline in workers’ compensation and general liability premiums. Net investment income decreased in both 2021 periods reflecting a growing invested asset base, more than offset by lower investment yields.

The General Insurance reported claim ratio improved in both 2021 periods, influenced by favorable reserve development from prior periods and a lower current period claim provision, reflecting several years of premium rate increases and underwriting actions. The year-to-date expense ratio remained relatively consistent with the prior year, generally reflecting variability of sales and general expenses within the line of coverage mix, while the third quarter 2021 expense ratio was somewhat elevated due to fluctuating levels of operating expense accruals.

Together, these factors produced significantly greater pretax operating income for the periods reported.

The following table shows recent annual and interim periods' claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	73.0%	0.3%	72.7%
2017	71.8	0.7	71.1
2018	72.2	—	72.2
2019	71.8	0.4	71.4
2020	69.9%	(0.8)%	70.7%
3rd Quarter 2020	70.5%	(0.8)%	71.3%
3rd Quarter 2021	64.8%	(3.2)%	68.0%
1st Nine Months 2020	70.7%	(0.5)%	71.2%
1st Nine Months 2021	66.3%	(2.9)%	69.2%

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

Title Insurance Segment Results

	Title Insurance Summary Operating Results
	Quarters Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net premiums and fees earned (a)	$1,142.1	$857.0	33.3%	$3,218.7	$2,254.5	42.8%
Net investment income	10.9	10.2	6.6	32.5	31.4	3.5
Other income	0.3	0.3	1.1	0.8	0.6	22.6
Operating revenues	1,153.3	867.6	32.9	3,252.0	2,286.6	42.2
Claim costs	32.9	21.7	51.3	95.4	61.1	56.1
Sales and general expenses (a)	984.1	742.3	32.6	2,776.3	2,011.8	38.0
Interest and other charges	0.4	0.3	29.3	1.9	1.8	7.8
Operating expenses	1,017.6	764.5	33.1	2,873.7	2,074.7	38.5
Segment pretax operating income (loss)	$135.7	$103.1	31.7%	$378.3	$211.9	78.6%

Claim ratio	2.9%	2.5%		3.0%	2.7%
Expense ratio	86.1	86.6		86.2	89.2
Combined ratio	89.0%	89.1%		89.2%	91.9%
________

(a) Certain reclassification adjustments were made to increase net premiums and fees earned with a corresponding increase to sales and general expenses of $67.9 and $186.8 in the quarter and nine months ended September 30, 2020. These adjustments were made to conform the prior period to the current presentation to reflect such revenues gross of applicable commission expense and had no impact on segmented pretax operating income (loss).

Title Insurance net premiums and fees earned increased by 33.3% in the third quarter and by nearly 43% for the year-to-date period, with strong results generated from both agency and direct production channels. This performance was driven by a continued low interest rate environment and a robust real estate market, with increases in purchase transactions partially offset by a decline in refinance levels. Net investment income increased in both 2021 periods reflecting a growing invested asset base, somewhat offset by lower investment yields.

The Title Insurance reported claim ratio was higher for the quarter and year-to-date periods, influenced somewhat by less favorable reserve development from prior periods. The expense ratio improved over the prior year’s third quarter and first nine months from greater leverage of the expense structure on significantly higher premium and fee volume.

Together, these factors produced significantly greater pretax operating income for the periods reported.

The following table shows recent annual and interim periods’ claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	3.5%	(1.0)%	4.5%
2017	0.8	(3.0)	3.8
2018	1.9	(1.8)	3.7
2019	2.5	(1.2)	3.7
2020	2.3%	(1.3)%	3.6%
3rd Quarter 2020	2.5%	(1.0)%	3.5%
3rd Quarter 2021	2.9%	(0.8)%	3.7%
1st Nine Months 2020	2.7%	(0.8)%	3.5%
1st Nine Months 2021	3.0%	(0.7)%	3.7%

RFIG Run-off Segment Results

	RFIG Run-off Summary Operating Results
	Quarters Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Mortgage Insurance (MI)
Net premiums earned	$7.7	$10.8	-28.8%	$25.4	$35.1	-27.5%
Net investment income	2.6	3.4	-24.6	8.7	11.8	-25.9
Claim costs	(1.1)	6.7	-116.5	3.4	28.4	-87.7
MI pretax operating income (loss)	$8.4	$4.5	83.9%	$20.9	$8.0	160.7%

Claim ratio	-14.5%	62.4%		13.7%	80.8%
Expense ratio	39.0	27.2		38.5	29.9
Combined ratio	24.5%	89.6%		52.2%	110.7%

Pretax operating results of RFIG Run-off reflect the continuing drop in net earned premiums in line with the declining risk in force and significantly lower claim costs in comparison to 2020 periods. Net investment income decreased in both 2021 periods from a declining invested asset base and lower investment yields. Claim costs reflect fewer newly reported delinquencies along with improving trends in cure rates and claim severity influenced by the ongoing economic recovery and continued strength in the real estate market.

Together, these factors produced significantly greater pretax operating income for the periods reported.

The following table shows recent annual and interim periods' claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2016	34.1%	(39.8)%	73.9%
2017	57.6	(38.3)	95.9
2018	43.2	(27.0)	70.2
2019	55.0	(12.5)	67.5
2020	81.7%	(26.5)%	108.2%
3rd Quarter 2020	62.4%	(77.8)%	140.2%
3rd Quarter 2021	(14.5)%	(106.3)%	91.8%
1st Nine Months 2020	80.8%	(22.3)%	103.1%
1st Nine Months 2021	13.7%	(47.7)%	61.4%

Corporate and Other Operating Results

	Corporate and Other Summary Operating Results
	Quarters Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net life and accident premiums earned	$2.6	$2.9	-9.0%	$8.2	$9.0	-9.2%
Net investment income	13.8	6.8	103.5	26.1	21.8	19.5
Other operating income	—	—	—	—	—	—
Operating revenues	16.5	9.7	69.9	34.3	30.8	11.2
Claim costs	1.1	2.0	-45.4	4.5	4.9	-8.0
Insurance expenses	0.8	0.9	-16.5	2.6	3.3	-19.7
Corporate, interest and other expenses - net	5.9	(2.0)	N/M	7.5	(5.2)	243.1
Operating expenses	7.8	0.9	N/M	14.8	3.0	N/M
Corporate and other pretax operating income (loss)	$8.6	$8.7	-1.3%	$19.5	$27.8	-30.0%

This segment includes the combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal corporate services subsidiaries. The segment tends to produce highly variable results stemming from volatility inherent from the lack of scale. Interest expense increased related to the issuance of $650 million of debt late in the second quarter. This increase was largely offset by net investment income from the investment of the proceeds.

Summary Consolidated Balance Sheet

	September 30,	December 31,	September 30,
	2021	2020	2020
Assets:
Cash and fixed maturity securities	$11,721.9	$11,365.1	$11,049.8
Equity securities	4,828.0	4,054.8	3,682.9
Other invested assets	116.7	115.3	113.3
Cash and invested assets	16,666.7	15,535.3	14,846.0
Accounts and premiums receivable	1,861.4	1,593.9	1,734.0
Reinsurance balances recoverable	5,054.7	4,362.8	4,359.8
Deferred policy acquisition costs	355.3	328.0	328.8
Sundry assets	1,051.6	995.0	979.9
Total assets	$24,989.9	$22,815.2	$22,248.7

Liabilities and Shareholders' Equity:
Policy liabilities	$2,884.7	$2,593.1	$2,689.9
Claim reserves	11,433.7	10,671.0	10,557.1
Federal income tax payable: Current	1.2	4.2	9.4
Deferred	151.5	137.3	66.4
Reinsurance balances and funds	942.4	725.4	852.1
Debt	1,588.2	966.4	966.2
Sundry liabilities	1,658.4	1,530.8	1,032.8
Total liabilities	18,660.5	16,628.5	16,174.0
Shareholders' equity	6,329.4	6,186.6	6,074.6
Total liabilities and shareholders' equity	$24,989.9	$22,815.2	$22,248.7

Cash, Invested Assets, and Shareholders' Equity

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	Sept. 30,	Dec. 31,	Sept. 30,	Sept. '21/	Sept. '21/
	2021	2020	2020	Dec. '20	Sept. '20
Cash and invested assets:
Fixed maturity securities, cash and other invested assets	$11,838.6	$11,480.4	$11,163.1	3.1%	6.1%
Equity securities	4,828.0	4,054.8	3,682.9	19.1	31.1
Total per balance sheet	$16,666.7	$15,535.3	$14,846.0	7.3%	12.3%
Total at cost for all	$15,244.2	$14,151.6	$13,849.1	7.7%	10.1%

Composition of shareholders' equity per share:
Equity before items below	$17.85	$17.73	$18.17	0.7%	-1.8%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	3.11	3.02	2.22
Total	$20.96	$20.75	$20.39	1.0%	2.8%

Segmented composition of
shareholders' equity per share:
Excluding RFIG run-off segment	$19.65	$19.25	$18.93	2.1%	3.8%
RFIG run-off segment	1.31	1.50	1.46
Consolidated total	$20.96	$20.75	$20.39	1.0%	2.8%

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

As of September 30, 2021, the consolidated investment portfolio reflected an allocation of approximately 71% to fixed-maturity (bonds and notes) and short-term investments, and 29% to equity securities (common stock). The fixed-maturity portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities are stratified and conservatively matched to the expected timing of paying those obligations in the future. The quality of the investment portfolio remains at high levels.

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

	Shareholders' Equity Per Share
	Quarter			Year
	Ended	Nine Months Ended		Ended
	Sept. 30,	September 30,		Dec. 31,
	2021	2021	2020	2020
Beginning balance	$22.59	$20.75	$19.98	$19.98
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	0.79	2.22	1.50	2.24
Net of tax realized investment gains (losses)	0.02	0.04	0.03	0.04
Net of tax unrealized investment gains (losses)	(0.70)	0.09	(0.53)	0.50
Total net of tax realized and unrealized
investment gains (losses)	(0.68)	0.13	(0.50)	0.54
Cash dividends	(1.72)	(2.16)	(0.63)	(1.84)
Other	(0.02)	0.02	0.04	(0.17)
Net change	(1.63)	0.21	0.41	0.77
Ending balance	$20.96	$20.96	$20.39	$20.75
Percentage change for the period	-7.2%	1.0%	2.1%	3.9%

Capitalization

	Capitalization
	September 30,	December 31,	September 30,
	2021	2020	2020
Debt:
4.875% Senior Notes due 2024	$398.3	$397.9	$397.7
3.875% Senior Notes due 2026	547.2	546.8	546.7
3.850% Senior Notes due 2051	642.6	—	—
Other miscellaneous debt	—	21.7	21.7
Total debt	1,588.2	966.4	966.2
Common shareholders' equity	6,329.4	6,186.6	6,074.6
Total capitalization	$7,917.6	$7,153.1	$7,040.8

Capitalization ratios:
Debt	20.1%	13.5%	13.7%
Common shareholders' equity	79.9	86.5	86.3
Total	100.0%	100.0%	100.0%

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

COVID-19 PANDEMIC AND OLD REPUBLIC'S BUSINESS

During the third quarter of 2021, the economy continued to recover from the effects of the COVID-19 pandemic and the associated governmental responses (“COVID-19” or “the pandemic”). Most of Old Republic’s business operations have permitted associates to return to the office. Old Republic experienced no meaningful interruption in its ability to service the needs of customers throughout the remote working environment or the beginning stages of the return to office.

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

As the economy continues to emerge from the impacts of the pandemic, premium and fee revenues in General Insurance could continue growing. As low interest rates and a favorable real estate market continue, Title Insurance premium and fee revenues could remain strong, although may be lower than recent periods. In the RFIG Run-off business, future claims experience could depend upon the continued, mitigating effects of loan forbearance programs mandated by the Federal government, the rate at which employment levels recover, and the real estate market. Management believes that the Company’s strong financial condition will enable it to thrive as the economy recovers.

FINANCIAL POSITION

The Company's financial position at September 30, 2021 reflected increases in assets, liabilities and common shareholders' equity of 9.5%, 12.2% and 2.3%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 66.7% and 68.1% of consolidated assets as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the invested asset base, cash and accrued investment income increased by 7.3% to $16,666.7.

Investments - During the first nine months of 2021 and 2020, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both September 30, 2021 and December 31, 2020, nearly all of the Company's investments consisted of marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At September 30, 2021, the Company had no fixed maturity investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown.

Fixed Maturity Securities Stratified by Credit Quality (a):
	September 30,	December 31,
	2021	2020
Aaa	23.4%	24.6%
Aa	12.7	13.1
A	32.2	33.0
Baa	29.0	26.5
Total investment grade	97.3	97.2
All other (b)	2.7	2.8
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers.
(b)    "All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Fixed Maturity Securities

September 30, 2021	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$358.9		$10.9
U.S. Governments & Agencies	436.4		4.7
Consumer Staples	198.5		4.6
Health Care	134.5		4.1
Industrial	239.4		4.1
Retail	147.3		3.7
Technology	133.0		3.2
Other (includes 13 industry groups)	683.6		16.7
Total	$2,331.9	(b)	$52.5
__________

(b)    Represents 23.0% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

September 30, 2021	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$423.6		$68.8
Telecom	72.5		11.3
Utilities	210.2		8.3
Retail	40.0		6.5
Other (includes 6 industry groups)	336.6		16.9
Total	$1,083.0	(c)	$112.0	(d)
__________

(c)    Represents 28.8% of the total equity securities portfolio.
(d)    Represents 3.0% of the cost of the total equity securities portfolio, while gross unrealized gains represent 31.6% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
September 30, 2021	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$62.5	$—	$—	$—
Due after one year through five years	266.0	—	1.9	—
Due after five years through ten years	1,944.8	10.9	48.8	.1
Due after ten years	58.5	—	1.7	—
Total	$2,331.9	$10.9	$52.5	$.1

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	Amount of Gross Unrealized Losses
September 30, 2021	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	$34.9	$—	$—	$34.9
Seven to twelve months	17.6	—	—	17.6
More than twelve months	—	—	—	—
Total	$52.5	$—	$—	$52.5

Number of Issues in Unrealized Loss Position:

Fixed Maturity Securities:
One to six months	292	—	—	292
Seven to twelve months	61	—	—	61
More than twelve months	2	—	—	2
Total	355	—	—	355	(e)
__________

(e)    At September 30, 2021 the number of issues in an unrealized loss position represent 18.8% of the total number of such fixed maturity issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's cost. The percentage reduction from such cost reflects the decline as of a specific point in time (September 30, 2021 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	September 30,	December 31,
	2021	2020
Maturity Ranges:
Due in one year or less	11.3%	9.8%
Due after one year through five years	49.8	57.0
Due after five years through ten years	38.1	31.4
Due after ten years through fifteen years	.8	1.7
Due after fifteen years	—	.1
Total	100.0%	100.0%

Average Maturity in Years	4.5	4.3
Duration (f)	4.1	3.8
___________

(f)    Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.1 as of September 30, 2021 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 4.1%.

Composition of Unrealized Gains (Losses)

	September 30,	December 31,
	2021	2020
Available for Sale Fixed Maturity Securities:
Amortized cost	$10,136.9	$9,897.6
Estimated fair value	10,486.3	10,496.8
Net unrealized gains (losses)	$349.3	$599.1

Components of net unrealized gains (losses):
Gross unrealized gains	$401.9	$602.9
Gross unrealized losses	(52.5)	(3.8)
Net unrealized gains (losses)	$349.3	$599.1

Equity Securities:
Cost	$3,754.7	$3,269.7
Estimated fair value	4,828.0	4,054.8
Net unrealized gains (losses)(g)	$1,073.2	$785.1

Components of net unrealized gains (losses):
Gross unrealized gains	$1,185.3	$1,028.1
Gross unrealized losses	(112.0)	(243.0)
Net unrealized gains (losses)(g)	$1,073.2	$785.1
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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2020 statutory balances, the Company can receive up to $699.3 in ordinary dividends from its subsidiaries in 2021 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. In addition to ordinary dividends, the Company's principal mortgage insurance carriers sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $25.0 and $75.0 for the quarter and nine months ended September 30, 2021, respectively.

Capitalization - Old Republic's total capitalization of $7,917.6 at September 30, 2021 consisted of debt of $1,588.2 and common shareholders' equity of $6,329.4. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), and dividend payments to shareholders for the period then ended. At September 30, 2021, the Company's consolidated debt to equity ratio was 25.1%.

Old Republic has paid a cash dividend without interruption since 1942 (80 years), and it has raised the annual cash dividend payout for each of the past 40 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries. The Company's Board of Directors declared a special cash dividend of $1.50 per share in August 2021, which was paid on October 6, 2021.

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

The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	General	Title (*)	RFIG Run-off	Other	Total (*)	% Change from prior period (*)
Years Ended December 31:
2018	$3,277.1	$2,573.1	$75.9	$14.6	$5,940.9	3.0%
2019	3,432.4	2,736.0	59.2	13.4	6,241.1	5.1
2020	3,394.2	3,286.3	45.1	12.0	6,737.8	8.0
Nine Months Ended September 30:
2020	2,532.8	2,254.5	35.1	9.0	4,831.6	6.1
2021	2,629.2	3,218.7	25.4	8.2	5,881.6	21.7
Quarters Ended September 30:
2020	861.9	857.0	10.8	2.9	1,732.8	6.0
2021	$902.8	$1,142.3	$7.7	$2.6	$2,055.4	18.6%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the current presentation. See Note 1 to the accompanying Notes to Consolidated Financial Statements.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended December 31:
2018	36.8%	31.1%	7.7%	5.3%	6.2%	12.9%
2019	37.2	29.1	7.6	6.4	6.6	13.1
2020	38.4	25.4	8.7	8.0	6.0	13.5
Nine Months Ended September 30:
2020	37.8	26.0	8.3	7.8	6.2	13.9
2021	39.9	22.1	9.4	9.5	5.2	13.9
Quarters Ended September 30:
2020	37.6	25.3	9.1	7.8	5.8	14.4
2021	39.2%	22.0%	9.3%	9.7%	5.4%	14.4%

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source (*)
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2018	23.7%	76.3%
2019	24.9	75.1
2020	24.9	75.1
Nine Months Ended September 30:
2020	25.3	74.7
2021	22.7	77.3
Quarters Ended September 30:
2020	26.3	73.7
2021	22.2%	77.8%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the current presentation. See Note 1 to the accompanying Notes to Consolidated Financial Statements.

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

Premium and Persistency Trends:	Net Earned Premiums	Persistency
Years Ended December 31:
2018	$74.4	79.2%
2019	58.8	77.5
2020	45.1	77.6
Nine Months Ended September 30:
2020	35.1	76.2
2021	25.4	74.5%
Quarters Ended September 30:
2020	10.8
2021	$7.7

The Company's flagship mortgage guaranty insurance carrier ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk & Other	Total
As of December 31:
2018	$3,098.3	$246.7	$3,345.0
2019	2,388.3	201.8	2,590.1
2020	1,842.2	169.0	2,011.2
As of September 30:
2020	1,985.3	178.6	2,163.9
2021	$1,468.2	$147.3	$1,615.6

Risk Distribution by Property State:

	FL	IL	GA	CA	NJ	MD	NY	TX	PA	OH
As of December 31:
2018	8.5%	6.3%	5.9%	5.4%	4.7%	4.5%	3.7%	5.5%	4.3%	3.5%
2019	8.9	6.7	6.1	5.7	5.0	4.9	3.9	4.8	4.1	3.7
2020	9.2	7.0	6.0	5.8	5.3	5.1	4.2	4.5	4.1	3.7
As of September 30:
2020	9.2	6.9	6.0	5.8	5.2	5.1	4.1	4.6	4.1	3.7
2021	9.8%	7.2%	6.0%	5.8%	5.5%	5.1%	4.7%	4.4%	4.1%	3.7%

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value (a)
	General	Title	RFIG Run-off	Corporate and Other	Total
As of December 31:
2019	$10,577.9	$1,172.3	$566.3	$841.7	$13,158.4	$1,200.7	$14,359.2
2020	10,987.8	1,328.4	545.1	1,083.8	13,945.2	1,384.9	15,330.1
As of September 30:
2020	10,888.4	1,233.5	536.9	1,005.8	13,664.7	998.2	14,662.9
2021	$11,313.9	$1,479.0	$479.3	$1,751.7	$15,024.1	$1,422.9	$16,447.1
__________

(a) The December 31, 2019 balances include fixed maturity securities classified as held to maturity which are reported and reflected herein at amortized cost.

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate and Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2018	$341.0	$38.8	$20.1	$31.7	$431.8	3.41%	3.28%
2019	356.4	41.4	17.6	35.1	450.7	3.48	3.30
2020	352.2	42.0	15.2	29.4	438.9	3.24	2.96
Nine Months Ended
September 30:
2020	264.2	31.4	11.8	21.8	329.3	3.27	3.03
2021	256.2	32.5	8.7	26.1	323.6	2.98	2.72
Quarters Ended
September 30:
2020	85.9	10.2	3.4	6.8	106.4	3.15	2.94
2021	$84.2	$10.9	$2.6	$13.8	$111.6	3.01%	2.72%

Revenues: Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities from scheduled maturities and early calls were 80.0% and 73.1% of total dispositions occurring in the first nine months of 2021 and 2020, respectively.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses on Securities			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Miscel-laneous Investments	Total	Fixed Maturity Securities	Miscel-laneous Investments	Total		Total Investment Gains (Losses)
Years Ended
December 31:
2018	$(4.8)	$63.1	$58.2	$—	$—	$—	$(293.8)	$(235.6)
2019	(1.9)	40.6	38.6	(2.0)	—	(2.0)	599.5	636.1
2020	(7.4)	21.6	14.2	—	—	—	(156.2)	(142.0)
Nine Months Ended
September 30:
2020	(7.8)	20.6	12.7	—	—	—	(529.4)	(516.7)
2021	1.9	13.7	15.6	—	—	—	288.1	303.7
Quarters Ended
September 30:
2020	.6	.7	1.4	—	—	—	79.2	80.7
2021	$.8	$5.7	$6.6	$—	$—	$—	$(199.3)	$(192.6)

Expenses: Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of September 30, 2021 and December 31, 2020:

	Claim and Loss Adjustment Expense Reserves
	September 30, 2021		December 31, 2020
	Gross	Net	Gross	Net

Workers' compensation	$4,915.7	$2,970.3	$4,929.2	$3,044.1
General liability	1,354.4	638.4	1,309.4	641.5
Commercial automobile (mostly trucking)	2,875.3	1,743.8	2,379.8	1,591.5
Other coverages	1,284.5	927.0	1,086.2	782.4
Unallocated loss adjustment expense reserves	279.2	278.9	269.1	268.3
Total general insurance reserves	10,709.3	6,558.5	9,973.9	6,328.0
Title	592.8	592.8	556.1	556.1
RFIG Run-off	118.5	118.5	127.6	127.6
Life and accident	12.9	8.0	13.2	8.6
Total claim and loss adjustment expense reserves	$11,433.7	$7,278.0	$10,671.0	$7,020.4
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$125.6	$81.2	$127.6	$82.4
% of total general insurance reserves	1.2%	1.2%	1.3%	1.3%

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title (*)	RFIG Run-off	Consolidated (*)
Years Ended December 31:
2018	72.2%	1.9%	39.4%	41.4%
2019	71.8	2.5	53.5	41.2
2020	69.9	2.3	81.7	37.0
Nine Months Ended September 30:
2020	70.7	2.7	80.8	39.0
2021	66.3	3.0	13.7	31.4
Quarters Ended September 30:
2020	70.5	2.5	62.4	36.8
2021	64.8%	2.9%	(14.5)%	30.1%
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

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended
December 31:
2018	72.2%	79.3%	70.7%	62.8%	73.8%	68.9%	60.1%
2019	71.8	84.0	63.2	62.6	64.0	77.8	61.4
2020	69.9	80.8	60.8	58.3	57.1	73.6	67.2
Nine Months Ended
September 30:
2020	70.7	80.3	63.6	58.6	59.4	74.2	67.3
2021	66.3	74.1	58.2	60.0	56.2	63.9	66.8
Quarters Ended
September 30:
2020	70.5	80.4	54.1	59.3	58.0	95.6	70.1
2021	64.8%	73.1%	59.0%	61.1%	54.2%	41.4%	63.9%

The General Insurance reported claim ratio improved in both 2021 periods, influenced by favorable reserve development from prior periods and a lower current period claim provision, reflecting several years of premium rate increases and underwriting actions. The group experienced favorable development of prior years' reserves of 3.2 and 2.9 percentage points for the third quarter and first nine months of 2021, respectively, compared to .8 and .5 percentage points for the third quarter and first nine months of 2020, respectively.

Unfavorable asbestos and environmental ("A&E") claim developments, although not material in any of the periods presented, are typically attributable to periodic re-evaluations of A&E claim reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 7.4 years (gross) and 7.8 years (net of reinsurance) as of September 30, 2021 and 6.3 years (gross) and 7.1 years (net of reinsurance) as of

December 31, 2020. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of general insurance group net incurred losses for the five years ended December 31, 2020.

Title insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The reported claim ratio was higher for the quarter and year-to-date periods of 2021, influenced somewhat by less favorable reserve development from prior periods. This favorable development of reserves established in prior years reduced the claim ratio by .8 and .7 percentage points for the third quarter and first nine months of 2021, respectively and 1.0 and .8 percentage points for the same respective periods of 2020.

RFIG Run-off claim costs reflect fewer newly reported delinquencies along with improving trends in cure rates and claim severity influenced by the ongoing economic recovery and continued strength in the real estate market. Incurred claim ratios reflect favorable development of 106.3 and 47.7 percentage points in the third quarter and first nine months of 2021, respectively. This compares to 77.8 and 22.3 percentage points of favorable development for the respective 2020 periods.

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)	Reported Delinquency Ratio at End of Period
Years Ended December 31:
2018	$46,946	9.9%
2019	49,195	10.1
2020	37,172	14.2
Nine Months Ended September 30:
2020	42,035	14.2
2021	$40,991	12.6%
__________

(a)    Amounts are in whole dollars.

	Total Delinquency Rated for Top Ten States (includes "other" business) (b):
	FL	IL	GA	CA	NJ	MD	NY	TX	PA	OH
As of December 31:
2018	10.6%	9.2%	8.1%	6.8%	15.3%	10.7%	21.3%	10.4%	12.0%	10.1%
2019	8.8	9.0	8.6	6.5	12.4	10.4	20.7	12.4	12.4	10.5
2020	13.1	13.8	12.7	9.9	18.2	15.2	25.5	18.7	15.7	13.7
As of September 30:
2020	13.6	14.6	13.3	9.9	19.4	14.8	25.8	17.2	16.0	12.8
2021	10.6%	13.0%	10.6%	7.8%	15.7%	13.0%	22.8%	17.4%	13.9%	11.7%
__________

(b)    As determined by risk in force as of September 30, 2021, these 10 states represent approximately 56.2% of total risk in force.

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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

			RFIG
	General	Title (*)	Run-off	Consolidated (*)
Years Ended December 31:
2018	25.0%	90.9%	21.5%	53.5%
2019	25.7	90.5	25.0	54.1
2020	25.6	88.4	30.2	56.3
Nine Months Ended September 30:
2020	25.8	89.2	29.9	55.4
2021	26.0	86.2	38.5	59.0
Quarters Ended September 30:
2020	25.0	86.6	27.2	55.5
2021	26.5%	86.1%	39.0%	59.7%
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

Expenses: Total

The combined ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

			RFIG
	General	Title (*)	Run-off	Consolidated (*)
Years Ended December 31:
2018	97.2%	92.8%	60.9%	94.9%
2019	97.5	93.0	78.5	95.3
2020	95.5	90.7	111.9	93.3
Nine Months Ended September 30:
2020	96.5	91.9	110.7	94.4
2021	92.3	89.2	52.2	90.4
Quarters Ended September 30:
2020	95.5	89.1	89.6	92.3
2021	91.3%	89.0%	24.5%	89.8%
__________

(*)    Reclassification adjustments were made to certain Title segment revenues and expenses in prior periods to conform to the current presentation. See Note 1 to the accompanying Notes to Consolidated Financial Statements.

Expenses: Income Taxes

The effective consolidated income tax rates were 16.2% and 19.9% in the third quarter and first nine months of 2021 compared to 19.9% and (7.7)% in the third quarter and first nine months of 2020. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income and adjustments regarding the recoverability of deferred tax assets.

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

Old Republic's market risk exposures at September 30, 2021, have not materially changed from those identified in the Company's 2020 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2021, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	November 5, 2021

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