Form 10-K
period 2021-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2022-02-28
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐  No: ☒
The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Mercantile Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2021, the last day of the registrant's most recently completed second fiscal quarter, was $6,921,960,833.
The registrant had 307,601,232 shares of Common Stock outstanding as of January 31, 2022.
Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy statement for the 2022 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 100)	III, Items 10, 11, 12, 13 and 14 IV, Item 15
______________________________________
There are 101 pages in this report

PART I

Item 1 - Business

(a) General Description of Business. Old Republic International Corporation is a Chicago based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance, and Republic Financial Indemnity Group ("RFIG") Run-off. References herein to such groups apply to the Company's subsidiaries engaged in these respective segments of business. The results of a small life and accident insurance business are included within the Corporate & Other caption of this report. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

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

In light of the above factors, the Company is managed for the long run and without significant regard to quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, such short reporting time frames do not coincide well with the long-term nature of much of its business. Management therefore believes that the Company's operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over five- or preferably ten-year intervals. A ten-year period will likely encompass at least one economic and/or underwriting cycle and thereby provide an appropriate time frame for such cycle to run its course, and for premium rate changes and reserved claim costs to be quantified and emerge in financial results with greater finality and effect.

The contributions to consolidated revenues and pretax income, and the assets of each Old Republic segment are set forth in the following table. This information should be read in conjunction with the consolidated financial statements, the notes thereto, and the "Management Analysis of Financial Position and Results of Operations" appearing elsewhere in this report.

Financial Information Relating to Segments of Business ($ in Millions)

Revenues (a)
Years Ended December 31:	2021	2020	2019
General	$4,042.5	$3,876.8	$3,920.8
Title	4,449.3	3,329.3	2,778.1
Corporate & Other - net (b)	47.5	41.4	48.5
Subtotal	8,539.3	7,247.6	6,747.5
RFIG Run-off	44.1	60.4	76.8
Subtotal	8,583.5	7,308.0	6,824.4
Consolidated investment gains (losses) (a)	758.0	(142.0)	636.1
Consolidated	$9,341.6	$7,166.0	$7,460.5

Pretax Income (Loss)
Years Ended December 31:	2021	2020	2019
General	$589.6	$439.8	$370.2
Title	515.7	344.0	230.8
Corporate & Other - net (b)	25.7	36.7	54.8
Subtotal	1,131.1	820.5	655.9
RFIG Run-off	32.8	9.8	30.3
Subtotal	1,164.0	830.4	686.2
Consolidated investment gains (losses)	758.0	(142.0)	636.1
Consolidated	$1,922.1	$688.4	$1,322.4

Assets
As of December 31:	2021	2020	2019
General	$20,660.9	$19,226.1	$17,870.0
Title	2,234.2	1,920.9	1,695.0
Corporate & Other - net (b)	1,570.2	1,085.1	896.0
Subtotal	24,465.3	22,232.2	20,461.1
RFIG Run-off	516.4	582.9	615.1
Consolidated	$24,981.8	$22,815.2	$21,076.3

(a)    Revenues consist of net premiums, fees, net investment and other income earned. Investment gains (losses), which include unrealized gains (losses) on equity securities, are shown on a consolidated basis since the investment portfolio is managed as a whole.
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

	($ in Millions)
Years Ended December 31:	2021	2020	2019
General Insurance:
Overall Experience:
Net Premiums Earned	$3,555.5	$3,394.2	$3,432.4
Claim Ratio	64.8%	69.9%	71.8%
Expense Ratio	26.5	25.6	25.7
Combined Ratio	91.3%	95.5%	97.5%

Experience by Major Coverages:
Commercial Automobile (Mostly Trucking):
Net Premiums Earned	$1,408.6	$1,304.5	$1,279.4
Claim Ratio	70.8%	80.8%	84.0%

Workers' Compensation:
Net Premiums Earned	$778.6	$863.8	$999.2
Claim Ratio	58.9%	60.8%	63.2%

General Liability:
Net Premiums Earned	$184.4	$204.7	$227.4
Claim Ratio	64.1%	73.6%	77.8%

Three Above Coverages Combined:
Net Premiums Earned	$2,371.7	$2,373.2	$2,506.1
Claim Ratio	66.4%	72.9%	75.1%

Financial Indemnity: (a)
Net Premiums Earned	$344.0	$272.7	$218.7
Claim Ratio	53.9%	57.1%	64.0%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$345.3	$294.1	$261.8
Claim Ratio	59.4%	58.3%	62.6%

Home and Automobile Warranty:
Net Premiums Earned	$332.4	$318.0	$309.3
Claim Ratio	68.8%	68.1%	65.5%

Other Coverages: (b)
Net Premiums Earned	$157.9	$142.3	$139.3
Claim Ratio	59.2%	65.3%	52.2%

Title Insurance: (c)
Net Premiums & Fees Earned	$4,404.3	$3,286.3	$2,736.0
Claim Ratio	2.6%	2.3%	2.5%
Expense Ratio	86.7	88.4	90.5
Combined Ratio	89.3%	90.7%	93.0%

RFIG Run-off:
Net Premiums Earned	$32.6	$45.1	$59.2
Claim Ratio	(5.3)%	81.7%	53.5%
Expense Ratio	39.9	30.2	25.0
Combined Ratio	34.6%	111.9%	78.5%

All Coverages Consolidated:
Net Premiums & Fees Earned	$8,003.6	$6,737.8	$6,241.1
Claim Ratio	30.2%	37.0%	41.2%
Expense Ratio	59.7	56.3	54.1
Combined Ratio	89.9%	93.3%	95.3%
_________

(a)    Includes Fidelity, Surety, Errors & Omissions, Directors & Officers and Guaranteed Asset Protection coverages.

(b)    Consists principally of aviation and travel accident coverages.
(c)    Title claim, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.

General Insurance

Old Republic's General Insurance segment is best characterized as a commercial lines insurance business with a strong focus on liability insurance coverages. Most of these coverages are provided to businesses, government, and other institutions. The Company does not have a meaningful exposure to personal lines insurance such as homeowners and private automobile coverages. In continuance of its commercial lines orientation, Old Republic also focuses on specific sectors of the North American economy, most prominently the transportation (trucking and general aviation), commercial construction, healthcare, education, retail and wholesale trade, forest products, energy, general manufacturing, and financial services industries. In managing the insurance risks it undertakes, the Company employs various underwriting and loss mitigation techniques such as utilization of policy deductibles, captive insurance risk-sharing arrangements, retrospective rating and policyholder dividend plans. These underwriting techniques are intended to better correlate premium charges with the ultimate claims experience of individual or groups of assureds and align our interests with those of the assureds.
Over the years, the General Insurance segment's operations have been developed steadily through a combination of internal growth, the establishment of additional subsidiaries focused on new types of coverages and/or industry sectors, and through several mergers of smaller companies. As a result, this segment has become widely diversified with a business base encompassing the following major coverages:
Automobile Extended Warranty Insurance: Coverage is provided to the vehicle owner for certain mechanical or electrical repair or replacement costs after the manufacturer's warranty has expired.
Aviation: Insurance policies protect the value of aircraft hulls and afford liability coverage for acts that result in injury, loss of life, and property damage to passengers and others on the ground or in the air.
Commercial Automobile Insurance: Covers vehicles (mostly trucks) used principally in commercial pursuits. Policies cover damage to insured vehicles and liabilities incurred by an assured for bodily injury and property damage sustained by third parties.
Commercial Multi-Peril ("CMP"): Policies afford liability coverage for claims arising from the acts of owners or employees, and protection for the physical assets of businesses.
Commercial Property: Insurance policies protect an assured’s real and personal property from risk of direct physical loss of damage, including subsequent business interruption and expense.
Financial Indemnity: Multiple types of specialty coverages, including most prominently the following four, are underwritten by Old Republic within this financial indemnity products classification.
Errors & Omissions ("E&O")/Directors & Officers ("D&O"): E&O liability policies are written for non-medical professional service providers such as lawyers, architects, and consultants, and provide coverage for legal expenses, and indemnity settlements for claims alleging breaches of professional standards. D&O coverage provides for the payment of legal expenses, and indemnity settlements for claims made against the directors and officers of corporations from a variety of sources, most typically shareholders.
Fidelity: Bonds cover the exposures of financial institutions and commercial and other enterprises for losses of monies or debt and equity securities due to acts of employee dishonesty.
Guaranteed Asset Protection ("GAP"): This insurance indemnifies an automobile loan borrower for the dollar value difference between an insurance company's liability for the total loss (remaining cash value) of an insured vehicle and the amount still owed on an automobile loan.
Surety: Bonds are insurance company guarantees of performance by a corporate principal or individual such as for the completion of a building or road project, or payment on various types of contracts.
General Liability: Protects against liability of an assured which stems from carelessness, negligence, or failure to act, and results in property damage or personal injury to others.
Home Warranty Insurance: This product provides repair and/or replacement coverage for home systems (e.g. plumbing, heating, and electrical) and designated appliances.
Inland Marine: Coverage pertains to the insurance of property in transit over land and of property which is mobile by nature.
Travel Accident: Coverages provided under these policies, some of which are also underwritten by the Company's Canadian life insurance affiliate, cover monetary losses arising from trip delay and cancellation for individual insureds.
Workers' Compensation: This coverage is purchased by employers to provide insurance for employees' lost wages and medical benefits in the event of work-related injury, disability, or death.

Approximately 93% of General Insurance premiums are produced through independent agency or brokerage channels, while the remaining 7% is obtained through direct production facilities.

Net Premiums Earned
Commercial automobile, general liability and workers' compensation insurance policy coverages are produced in tandem for many assureds. For 2021, production of commercial automobile direct insurance premiums accounted for approximately 37.3% of consolidated General Insurance direct premiums written, while workers' compensation and general liability direct premium production amounted to approximately 22.8% and 15.1%, respectively, of such consolidated totals.
General Insurance net premiums earned increased 4.8% for 2021, with rising premiums in commercial auto, financial indemnity, and property lines of coverage. Strong premium rate increases for most lines of coverage, other than workers' compensation, high renewal retention ratios, and new business production all contributed. Conversely, net premiums earned were down slightly for 2020.

Claim Ratios

Variations in claim ratios are typically caused by changes in the frequency and severity of claims incurred, changes in premium rates, the level of premium refunds, and periodic changes in claim and claim expense reserve estimates. The Company can therefore experience period-to-period volatility in the underwriting results posted for individual coverages. In light of Old Republic's basic underwriting focus in managing its business, a long-term objective has been to dampen this volatility by diversifying coverages offered and industries served.

The claim ratios include loss adjustment expenses where appropriate. Policyholders' dividends, which apply principally to workers' compensation insurance, are typically a reflection of changes in loss experience from prior years for individual or groups of policies, rather than current year results, and should be viewed in conjunction with claim ratio trends.

The General Insurance claim ratios are summarized as follows:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2017	71.8%	0.7%	71.1%
2018	72.2	—	72.2
2019	71.8	0.4	71.4
2020	69.9	(0.8)	70.7
2021	64.8%	(3.8)%	68.6%

The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Given this concurrent underwriting approach, an evaluation of trends in premiums, claim and dividend ratios for these individual coverages is more appropriately considered for the aggregate of these coverages. As the table above indicates, claim ratios have been on a fairly consistent downtrend during the past five years. The improvement has arisen from slightly lower estimates of current accident years' claim provisions, and in 2021 and 2020, by the impacts from development of prior years' reserve estimates. Favorable development was higher in 2021 due predominantly to better than expected claims experience related to workers' compensation and commercial automobile reserves on older, more developed years.

Claims are a major cost factor and changes reflect continually evolving pricing and risk selection together with variability in loss severity and frequency trends. Changes in commercial automobile claim ratios are primarily due to fluctuations in claim severity. Claim ratios for workers' compensation and liability insurance can reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and estimated provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. Additionally, workers' compensation claim costs in particular are affected by a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, and self-insured or deductible insurance programs that are intended to mitigate claim costs over time. Claim ratios for a relatively small book of general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestosis and environmental claims exposures.

Claim Reserves

The Company's property and liability insurance subsidiaries establish claim reserves which consist of estimates to settle: a) reported claims; b) claims which have been incurred as of each balance sheet date but have not as yet been reported ("IBNR") to the insurance subsidiaries; c) direct costs (fees and costs which are allocable to individual claims); and d) indirect costs (such as salaries and rent applicable to the overall management of claim departments) to administer known and IBNR claims. Such claim reserves, except as to classification in the Consolidated Balance Sheets as to gross and reinsured portions and purchase accounting adjustments, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.

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

In establishing claim reserves, the potential increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability type claims is generally discounted to present value based on interest rates generally ranging from 3.0% to 4.0%.

Over the years, the subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion should be regarded as a basic outline of the subject and not as a definitive presentation. Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made nor is any guaranty given that ultimate net claim and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates.

Federal Black Lung Regulations

Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a reevaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted. Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since 2001, black lung claims filed or refiled pursuant to these revised regulations have increased, though the volume of new claim reports has abated in recent years.

In March 2010, federal regulations were revised once again as part of the Patient Protection and Affordability Act. These revisions reinstitute two provisions that can potentially benefit claimants. In response to this legislation and the above noted 2001 change, black lung claims filed or refiled have risen once again. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis.

Asbestosis and Environmental ("A&E") Reserves

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various A&E claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $500 thousand or less as to each claim.

Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims generally involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims. Inconsistent court decisions stem from such questions as: when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage.

Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for A&E claims. As of December 31, 2021, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future.

Reinsurance and Retrospective Adjustments

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

Title Insurance

Title Insurance's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2021, approximately 22% of the Company's consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries of the Company), while the remaining 78% emanated from independent title agents.

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

Net Premiums Earned

The premiums charged for the issuance of title insurance policies vary with the policy amount and the type of policy issued. The premium is collected in full when the real estate transaction is closed, with there being no recurring fee thereafter. Premiums charged on subsequent policies on the same property, typically related to refinancing, may be reduced depending generally upon the time elapsed between issuance of the previous policies and the nature of the transactions for which the policies are issued. Most of the charge to the customer relates to title services rendered in conjunction with the issuance of a policy rather than to the possibility of loss due to risks insured against. Accordingly, the cost of services performed by a title insurer relates for the most part to the prevention of loss rather than to the assumption of the risk of loss. Claim costs that do occur result primarily from title search and examination mistakes, fraud, forgery, incapacity, missing heirs and escrow processing errors.

Title Insurance's premium and fee revenue is closely related to the level of activity in the real estate market. The volume of real estate activity is affected by the availability and cost of financing, population growth, family movements and other socio-economic factors. Also, the title insurance business is seasonal. During the winter months, new building activity is reduced and, accordingly, the Company produces less title insurance business relative to new construction during such months than during the rest of the year. The most important factors, insofar as Old Republic's title business is concerned, however, are the rates of activity in the resale and refinance markets for residential properties and more recently, growth in commercial title business.

The Title Insurance segment experienced strong growth in premium and fee revenues in 2021 and 2020. This performance was attributable to a low interest rate environment and a robust real estate market. Increased revenue generated on purchase transactions in both years was partially offset by a decline in refinance activity beginning in 2021.

Claim Ratios

Title Insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years continued to reduce the claim ratios for the periods shown in the following table:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2017	0.8%	(3.0)%	3.8%
2018	1.9	(1.8)	3.7
2019	2.5	(1.2)	3.7
2020	2.3	(1.3)	3.6
2021	2.6%	(1.0)%	3.6%

Republic Financial Indemnity Group (RFIG) Run-off

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

Primary mortgage insurance, which represents the vast majority of the remaining risk in force, provides mortgage default protection on individual loans and covers a stated percentage of the unpaid loan principal, delinquent interest, and certain expenses associated with the default and subsequent foreclosure. Traditional primary insurance was issued on an individual loan basis to mortgage bankers, brokers, commercial banks and savings institutions through a network of Company-managed underwriting sites located throughout the country. Traditional primary loans were individually reviewed (except for loans insured under delegated underwriting programs) and priced according to filed premium rates. In underwriting traditional primary business, the Company generally adhered to the underwriting guidelines published by Fannie Mae or Freddie Mac, both of which were purchasers of many of the loans the Company insured. Delegated underwriting programs allowed approved lenders to commit the Company to insure loans provided they adhered to predetermined underwriting guidelines. In lieu of paying the stated coverage percentage, the Company may pay the entire claim amount, take title to the mortgaged property, and subsequently sell the property to mitigate its loss.

As of December 31, 2021, RFIG Run-off's mortgage insurance subsidiaries had total statutory capital, inclusive of a contingency reserve of $257.7 million, of $385.0 million.

Net Premiums Earned

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

RFIG Run-off earned premium volume has reflected a continuing drop in line with the declining risk in force.

Claim Ratios

The RFIG Run-off 2021 claim costs reflect fewer newly reported delinquencies along with improving trends in cure rates and lower claim severity influenced by the ongoing economic recovery and continued strength in the real estate market. The 2020 claim ratio reflects greater reserve provisions due to elevated delinquencies and the economic impacts of the COVID-19 pandemic.

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2017	57.6%	(38.3)%	95.9%
2018	43.2	(27.0)	70.2
2019	55.0	(12.5)	67.5
2020	81.7	(26.5)	108.2
2021	(5.3)%	(67.5)%	62.2%

Corporate & Other

Corporate & Other operations include the accounts of a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries that perform cash and investment management, payroll, administrative and marketing services. The life and accident business registered net premium revenues of $11.0 million, $12.0 million, and $13.4 million in 2021, 2020 and 2019, respectively. Life and accident business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic's General Insurance operations. Production of term life insurance, accounting for net premiums earned of $4.8 million, $5.3 million, and $5.7 million in 2021, 2020 and 2019, respectively, was terminated and placed in run off as of year-end 2004.

(b) Marketing. The personal contacts, relationships, reputations, and intellectual capital of Old Republic's key executives and other associates responsible for the production of business are a vital element in obtaining and retaining much of its business. Many of the Company's customers produce large amounts of premiums and fees and therefore warrant substantial levels of attention and involvement by these persons. In this respect, Old Republic's mode of operation is similar to that of professional reinsurers and commercial insurance brokers, and relies on the marketing, underwriting, and management skills of relatively few key people for large parts of its business.

Historically, several types of insurance coverages underwritten by Old Republic have been affected in varying degrees by changes in national economic conditions. During periods when housing activity or mortgage lending are constrained by any combination of rising interest rates, tighter mortgage underwriting guidelines, falling home prices, excess housing supply and/or economic recession, operating and/or claim costs pertaining to such coverages tend to rise disproportionately to revenues and can result in underwriting losses and reduced levels of profitability.

At least one Old Republic General Insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces. Title Insurance subsidiaries are licensed to do business in 50 states, the District of Columbia and Guam. Although not currently writing new business, the RFIG Run-off subsidiaries are licensed in 50 states and the District of Columbia. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

Geographical Distribution of Consolidated Direct Premiums Written

	2021	2020	2019
United States:
Northeast	12.3%	12.3%	12.2%
Mid-Atlantic	8.0	8.0	7.5
Southeast	20.6	20.7	20.6
Southwest	12.0	12.0	11.8
East North Central	10.7	10.7	10.9
West North Central	9.5	9.5	9.7
Mountain	8.7	8.7	8.2
Western	16.1	16.1	16.3
Foreign (Principally Canada)	2.1	2.0	2.8
Total	100.0%	100.0%	100.0%
Commercial automobile (mostly trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2021.

A substantial portion of the Company's Title Insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 275 Company branch offices and owned agency subsidiaries of the Company in the District of Columbia and all 50 states. Policies are also issued through independent title agents (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agent may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Typically, the agent deducts the major portion of the title insurance charge to the customer as its commission for services. During 2021, approximately 78% of Title Insurance premiums and fees were accounted for by policies issued by independent title agents.

The Company's mortgage guaranty insurance carriers ceased underwriting new policies and the existing book of business was placed in run-off operating mode effective August 31, 2011. Prior to that date, traditional primary mortgage insurance was marketed principally through a direct sales force which called on mortgage bankers, brokers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration were paid to the lending institutions or others for the procurement or development of business.

(c) Competition. The insurance business is highly competitive and Old Republic competes with many stockholder-owned and mutual insurance companies. Many of these competitors offer more insurance coverages and have substantially greater financial resources than the Company. The rates charged for many of the insurance coverages in which the Company specializes, such as workers' compensation insurance, other property and liability insurance and title insurance, are primarily regulated by the states. The basic methods of competition available to Old Republic, aside from rates, are service to customers, expertise in tailoring insurance programs to the specific needs of its clients, efficiency and flexibility of operations, personal involvement by its key executives, and, as to title insurance, accuracy and timely delivery of evidences of title issued.

The Company believes its experience and expertise have enabled it to develop a variety of specialized insurance programs and related services for its customers, and to secure state insurance departments' approval of these programs.

(d) Investments. In common with other insurance organizations, Old Republic invests most of its capital and operating funds in income producing securities. Investments must comply with applicable insurance laws and regulations. These laws and regulations prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. For many years, Old Republic's investment policy has therefore been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities, and in more recent years, a greater amount of high yielding, publicly traded, large capitalization equity securities.

The investment policy is also influenced by the terms of the insurance coverages written by the Company, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company's invested assets portfolio is directed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of the insurance subsidiaries' long-term obligations to customers, policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries' capital accounts. For these reasons, the investment portfolio contains no significant insurance risk-

correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

(e) Government Regulation. In common with all insurance companies, Old Republic's insurance subsidiaries are subject to the regulation and supervision of the jurisdictions in which they do business. The method of such regulation varies, but, generally, regulation has been delegated to state insurance commissioners. The state insurance commissioners are granted broad administrative powers relating to: the licensing of insurers and their agents; the nature of and limitations on investments; approval of policy forms; reserve requirements; and trade practices. In addition to these types of regulation, many classes of insurance, including most of the Company's insurance coverages, are subject to rate regulations which require that rates be reasonable, adequate, and not unfairly discriminatory.

Most states have also enacted insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. Old Republic's insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such legislation varies from state to state but typically requires periodic disclosure concerning the corporation which controls the registered insurers, or ultimate holding company, and all subsidiaries of the ultimate holding company, and prior approval of certain intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiary) within the holding company system.

Each state has established minimum capital and surplus requirements to conduct insurance business. At December 31, 2021 each of the Company’s General, Title, Mortgage Guaranty and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements.

Data Protection and Cybersecurity

The Company is subject to U.S. federal and state laws and regulations that require financial institutions, insurance companies and other businesses to protect the security and confidentiality of personal information, and to provide notice of their practices relating to the collection and disclosure of personal information. State insurance privacy laws and regulations, enacted to implement the privacy requirements of the federal Gramm-Leach-Bliley Act of 1999, impose restrictions on the Company’s ability to collect and share consumer personal information, and require notices and disclosures to consumers.

To the extent that the Company collects and processes information that is not subject to the privacy restrictions and requirements applicable to the financial services and insurance industries, the California Consumer Privacy Act and the California Privacy Rights Act have granted California residents certain rights concerning a broad range of information, and has imposed corresponding obligations and disclosure requirements on the Company. Similar laws are expected to become effective in other states.

Cybersecurity requirements specific to the insurance industry to which the Company is subject have been adopted by the New York Department of Financial Services, and in 18 states that have adopted requirements based on the Insurance Data Security Model Law promulgated by the National Association of Insurance Commissioners. Additional states are expected to adopt similar requirements, and various states also impose more general requirements to protect personal information.

The Company is also subject to laws and regulations requiring notification to affected individuals and regulatory agencies of security breaches.

Privacy and cybersecurity laws and regulations in the U.S. are evolving and subject to continual change.

(f) Employees. Old Republic’s approximately 9,600 associates — the Company’s human and intellectual capital — form a key stakeholder group and a most important resource for managing the Company's business. Creating the most appropriate culture and offering professional opportunities are the primary goals of Old Republic’s human capital management. There is significant competition for talent in the insurance industry and the Company’s ability to recruit, retain and develop its associates is a key driver for its long-term success.

As with many elements of the Company’s business, the first and primary level of human capital management occurs in the Company’s operating subsidiaries. This approach reflects the different needs and expectations of each operating subsidiary based on the industry specialization, lines of business, and geographical location of each subsidiary. In addition, the flexibility of this approach to human capital management benefits the entire enterprise and leads to the identification of methods and solutions that can eventually be applied across the entire business.

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

(g) Website access. The Company files various reports with the U.S. Securities and Exchange Commission ("SEC"), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company's reports are available by visiting the SEC's website (http://www.sec.gov) and accessing its EDGAR database to view or print copies of the electronic versions of the Company's reports. Additionally, the Company's reports can be obtained, free of charge, by visiting its website (http://www.oldrepublic.com), selecting Investors then Financials to view or print copies of the electronic versions of the Company's SEC and other reports. The contents of the Company's website are not intended to be, nor should they be considered incorporated by reference in any of the reports the Company files with the SEC.

Item 1A - Risk Factors

In evaluating the Company, the factors described below should be considered carefully. The occurrence or reoccurrence of one or more of these events could significantly and adversely affect the Company’s business, financial condition and results of operations.

RISKS RELATING TO OLD REPUBLIC AND ITS BUSINESSES

The ongoing COVID-19 pandemic and the associated governmental responses could materially adversely affect Old Republic’s business and its investment portfolio.

The COVID-19 pandemic continued to adversely impact the U.S. economy and financial markets. New variants of the COVID-19 virus or a resurgence in infection rates could lead to a reduction in economic activity, resulting in a decline in demand for the Company’s products. The pandemic could also have a more significant impact on Old Republic’s claims experience in future periods, resulting in a decrease in profitability.

Actions taken in response to the pandemic by federal, state and local government authorities, including state insurance departments, could, individually or in the aggregate, adversely affect Old Republic’s business. In addition, a resurgence in infection rates could impact the financial markets and adversely impact the value of Old Republic's investment portfolio and its investment income.

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

Moreover, for long-tail coverages, which generally include workers' compensation, commercial automobile (mostly trucking) liability, general liability, errors and omissions and directors’ and officers' liability, as well as title insurance, significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the payment of that loss. The length of time required to ultimately settle long-tailed claims and the costs associated with resolving these claims, coupled with uncertain and sometimes variable judicial rulings on coverage and policy allocation issues along with the possibility of legislative actions, makes reserving for these exposures highly uncertain and creates a risk of possibly adverse developments in both known and as-yet-unknown claims.

As a result of these uncertainties, the ultimate paid loss and loss adjustment expense may deviate, perhaps substantially, from the point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in the Company’s financial statements. For example, for the years ended December 31, 2021, 2020 and 2019, the Company experienced consolidated favorable development of reserves for losses and loss adjustment expenses incurred in prior years of $210.6 million, $83.8 million and $30.9 million, respectively, which had a positive effect on results of operations in those periods. To the extent that loss and loss adjustment expenses exceed initial estimates, the Company will be required to immediately recognize the less favorable experience and increase loss reserves, with a corresponding reduction in net income in the period in which the unfavorable development is identified.

If the Company is unable to accurately underwrite risks and charge competitive yet profitable rates to its policyholders and customers, the Company’s business, financial condition, and results of operations could be materially and adversely affected.

In general, the premiums for the Company’s insurance policies are established at the time a policy is issued and, therefore, before all of the underlying liabilities and costs associated with the policy are known. Like other insurance companies, Old Republic relies on estimates and assumptions in setting premium rates. Establishing adequate premiums is necessary to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting costs and to earn an underwriting profit. If the Company does not accurately assess and underwrite the risks that it assumes, it may not charge adequate premiums to cover its losses and expenses, which would adversely affect the Company’s financial condition and results of operations. Alternatively, the Company could set its premiums too high, which could reduce its competitiveness and lead to lower revenues.

Pricing involves the acquisition and analysis of historical loss data, and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of the Company’s products. In order to accurately price its policies, the Company:

•collects and analyzes a substantial volume of data from its insureds;
•develops, tests and applies appropriate projections and rating formulas;
•closely monitors and timely recognizes changes in trends; and;
•seeks to project expected losses for its insureds with reasonable accuracy.

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

Investment income is an important component of the Company’s net income and one of its primary sources of cash flow to support operations. As of December 31, 2021, the consolidated investment portfolio reflected an allocation of approximately 68% to fixed-maturity (bonds and notes) and short-term investments, and 32% to equity securities (common stocks). For the years ended December 31, 2021, 2020 and 2019, the Company reported $434.3 million, $438.9 million and $450.7 million of net investment income, respectively.

The Company’s investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Changing or unprecedented market conditions, such as experienced in the first half of 2020 as a result of the COVID-19 pandemic, could decrease liquidity and materially impact the future valuation of fixed maturity and equity securities in the investment portfolio.

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

The Company has credit risk with counterparties associated with investments, premiums receivable and reinsurance recoverables. The Company’s subsidiaries have significant business relationships with financial institutions, particularly national banks. To secure the obligations of the insureds and certain reinsurers, the insurance subsidiaries are often the beneficiaries of a significant amount of security in the form of letters of credit, trust funds and pledged investments. Other banks serve as depositories holding large sums of money in escrow accounts established by the Company's Title Insurance subsidiaries. Accordingly, there is a risk of concentrated financial exposure in one or more such commercial banking institutions. These counterparties may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. If any of these institutions fail or are unable to honor their credit obligations, or if escrowed funds become lost or tied up due to the failure of a bank, the result could have a materially adverse effect on the Company’s business, results of operations and financial condition.

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

Old Republic is an insurance holding company that transacts business solely through its operating subsidiaries. Old Republic’s primary assets are the investments in these operating subsidiaries, and substantially all of the Company’s assets consist of those used for the business conducted by its insurance subsidiaries. Old Republic relies upon dividends and interest from these subsidiaries in order to pay the interest and principal on its debt obligations, dividends to shareholders, and corporate expenses.

The payment of dividends by the Company’s insurance subsidiaries is restricted by state insurance laws or subject to approval of the insurance regulatory authorities in the jurisdictions in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations and the ability of an insurer to pay dividends to its shareholders. The specific rules governing the payment of dividends by the Company’s insurance subsidiaries vary from jurisdiction to jurisdiction. The Company’s insurance subsidiaries are domiciled in many different jurisdictions. Generally, the insurance subsidiaries are prohibited from paying dividends to the holding company in excess of either the greater or lesser of (depending upon the state involved) 10% of statutory surplus or a portion of statutory net income, without the prior approval of the applicable insurance regulatory authority. Dividends declared during the fiscal years ended December 31, 2021, 2020 and 2019 to the holding company by its subsidiaries amounted to $566.7 million, $472.4 million and $399.5 million, respectively. There can be no assurance that the Company’s subsidiaries will be able to continue to pay such dividends to the Company in the future. If the Company’s subsidiaries are unable to pay dividends to the holding company in amounts necessary to satisfy existing obligations, the Company’s ability to service its debt and pay dividends to its shareholders would be adversely affected.

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

The Company depends upon technology to conduct business. The Company uses computer systems to store and manage customer, employee, and company data and information. These computer systems include both proprietary and third party technology systems and tools. In addition, the Company routinely transmits, receives and stores personal, confidential and proprietary information by email and other electronic means. The Company and its employees and agents also transfer significant amounts of funds using electronic means.

The Company’s systems and processes have been, and will likely remain, subject to cyber-attacks and other intrusions. These attacks are occurring with greater frequency and sophistication, and include malware and computer virus attacks, ransomware, unauthorized access, misuse, denial-of-service attacks, system failures and disruptions. A future breach of the Company’s systems or the systems of a third-party vendor or services provider could disrupt the Company’s ability to conduct business operations. During such an event, systems may be inaccessible to employees, customers or business partners for an extended period of time and employees may be unable to perform their duties. These attacks could expose the Company to substantial costs and negative consequences, including the loss of funds, costs of investigation and remediation, lost revenues and reputational damage.

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

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations are generally administered by a department of insurance in each state and territory in which the Company does business, and relate to, among other things, policy forms, premium rates, capital requirements, licensing, investments, policy limits, accounting methods and reserving.

State insurance departments also conduct periodic examinations of the conduct and affairs of insurance companies and require the filing of annual, quarterly and other reports relating to financial condition, holding company issues and other matters. At any given time, governmental agencies are examining or investigating certain of the Company’s operations. These include examinations or investigations of market conduct, competitive practices and other regulatory compliance matters. Changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by governmental or regulatory authorities could adversely affect the Company’s ability to operate its business as currently conducted and adversely affect or inhibit Old Republic’s ability to achieve some or all of its business objectives.

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

In addition to regulations specific to the insurance industry, as a public company, Old Republic is also subject to the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange, each of which regulate many areas such as financial and business disclosures, corporate governance and shareholder matters. Old Republic is also subject to the corporation laws of Delaware, its state of incorporation. At the federal level, among other laws, the Company is subject to the Sarbanes-Oxley Act and the Dodd-Frank Act, each of which regulate corporate governance, executive compensation and other areas, as well as laws relating to federal trade restrictions, privacy/data security and terrorism risk insurance laws. The Company monitors these laws, regulations and rules to assess the Company’s compliance and make appropriate changes as necessary. Implementing such changes may require adjustments to the Company’s business methods, increases to its costs and other changes that could cause the Company to be less competitive in the industry.

Climate Change could materially have an adverse effect on Old Republic’s business and investments.

Old Republic is primarily involved in the commercial liability, risk management and title insurance businesses. The Company believes the impact of climate change will not materially affect its Title Insurance business as title insurance does not provide property or liability coverage, but rather protects against defects in title ownership. With regard to its liability insurance business, it is mostly concentrated in workers’ compensation and vehicle liability insurance. The Old Republic property and casualty insurance companies utilize recognized catastrophic modeling resources and reinsurance coverage to mitigate risk. Additionally, its underwriting risk is mostly subjected to re-pricing on an annual basis; therefore, to the extent that climate change may impact the number and severity of losses for Old Republic’s policyholders and clients, that impact would likely be long-term in nature and would be considered in Old Republic’s normal pricing and underwriting process.

With regard to its current facilities and buildings, the Company periodically assesses and attempts to reduce or mitigate its emissions by acting in an environmentally responsible manner and implementing green strategies, where feasible. The Company decreases the environmental impact of its facilities and buildings by conserving energy and reducing natural resource consumption and greenhouse gas emissions. Further, it has implemented environmentally sustainable practices, including paper resources conservation, energy conservation, water conservation, waste management, recycling programs, and employee awareness. Finally, the Company periodically attempts to improve energy efficiencies in given facilities through repairs and replacements.

As an insurance organization, Old Republic has a large investment portfolio of which a significant portion consists of fixed rate income investments that have an average term to maturity of under 5 years. While the Company believes its portfolio is well diversified, it has a significant amount invested in electric utilities and in the natural gas exploration and distribution industry. Many of these investments are for relatively short terms and some are for upgrading coal generation power plants to reduce emissions, for building or upgrading clean energy operations, natural gas or nuclear power plants, or for natural gas exploration, as well as, other alternative energy initiatives that are pursued individually by these entities.

Old Republic does not specifically direct equity investments into specialized "climate change" entities, but passively participates in climate control issues through its fixed income investments, as outlined above.

If climate change has a significant impact on a specific bond issuer, or the economy in general, investment losses or reduction in sales/revenue could potentially occur. In that event, Old Republic would address such issues pursuant to sound business and investment practices.

While Old Republic believes it has taken a reasonable position on the risk of climate change, there can be no assurance that these assumptions or its policies and practices will be sufficient to insulate it from any long-term effects of climate change.

SPECIFIC RISKS RELATING TO GENERAL INSURANCE

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

Since January 1, 2005, the Company has maintained maximum treaty reinsurance coverage of up to $200.0 million for workers' compensation exposures. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Therefore, it is possible that in the event of a catastrophe such as an earthquake that could lead to the death or injury of a large number of persons concentrated in a single place, the Company could experience significant non-reinsured losses if the losses exceeded its reinsurance coverage, which could materially and adversely affect the Company’s financial condition and results of operations.

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

Negative trends in employment rates can adversely affect Old Republic’s workers’ compensation business. If the Company’s customers reduce their workforce levels, the level of workers’ compensation insurance coverage they require and, as a result the premiums that the Company charges, would be reduced, and if the customer ceases operations, it will not renew its policy. For example, if the COVID-19 pandemic continues or current economic conditions deteriorate, Old Republic could experience future decreases in business activity, which could have an adverse effect on the Company’s financial condition and results of operation.

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

A significant amount of Old Republic's liability and workers' compensation business, particularly for large commercial insureds, is written on the basis of risk sharing underwriting methods. These methods may include the use of large deductibles, captive insurance risk retentions, or other arrangements by which the insureds effectively retain and fund all or a portion of the loss experience. An insured’s financial strength and ability to pay are carefully evaluated as part of the underwriting process and monitored periodically thereafter. In addition, the exposure retained by an insured is estimated and collateralized based on a credit analysis and evaluation. Because the Company is primarily liable for losses incurred under its policies, the failure or inability of insureds to honor their retained liability represents a credit risk. If the Company incorrectly estimates the proper amount of collateral or if there is an impediment to the Company's ability to access that collateral, it could have a material adverse effect on the General Insurance segment’s profitability, results of operation and financial condition.

SPECIFIC RISKS RELATING TO TITLE INSURANCE

The Title Insurance segment’s products and services and claims experience may suffer as a result of deteriorations in the real estate market.

Demand for the products and services provided by the Title Insurance segment is generally dependent on the strength of the real estate market and the frequency of real estate transactions. If real estate market conditions and real estate values decline, the number of real estate transactions may decrease as a result of high or increasing mortgage interest rates and limited or decreasing availability of credit, including commercial and residential mortgage funding. Historically, increasing foreclosure activity has led to an increase in claims. These factors may adversely affect both net premiums and fees earned and profitability in the segment.

A significant portion of the Title Insurance segment’s business is generated by independent title agents. If this segment’s products and services become less attractive to these independent title agents, or if there is a decrease in the amount of title industry business placed by independent title agents, it could have a material adverse impact on this segment.

For the year ended December 31, 2021, approximately $3.4 billion or 78% of the Title Insurance segment’s consolidated premium and related fee income was produced by independent title agents. The other three large national title insurers generate a higher percentage of their business through employees or owned insurance agencies. Independent title agents can direct business to any title insurer, whereas owned agencies will typically direct business solely to their parent or affiliated title insurers. If the products and services provided by competitors are more attractive to independent title agents, or if the number of, or amount of business produced by, independent title agents decreases, the segment’s business may be adversely affected.

Because independent title agents issue a significant portion of the Title Insurance segment's policies and operate with substantial independence from the business, the independent operations of these title agents could adversely affect the financial condition and profitability of this segment.

The Title Insurance segment issues a significant portion of its policies through title agents that operate largely independently and without direct supervision. The independent agents typically perform title searches and examinations and make underwriting decisions for which the Title Insurance segment bears the risk. The activities of these independent title agents are governed by contract. While the Title Insurance business has policies to audit and monitor their activities, there is no guarantee that these title agents will fulfill their contractual obligations. For example, an independent agent may issue a policy that is in excess of contractual limits or the independent title agent may not adhere to required underwriting standards. The Title Insurance segment’s contracts with agents generally limit an agent’s liability for losses. However, under certain circumstances, the segment may be liable to third parties for actions (including defalcations) or omissions of these agents. In certain states a title insurer may be held liable for the actions or omissions of its agents in those states, including instances in which the insurer has issued a closing protection letter, regardless of contractual limitations imposed on an agent’s actions. A closing protection letter indemnifies the lender and borrower against losses relating to the status of title arising from certain actions of the agent. As a result, the use of independent title agents could result in increased claims and an increase in other costs and expenses.

Regulation of title insurance rates could adversely affect the Title Insurance segment.

Title insurance rates are subject to extensive regulation, which varies from state to state. In many states the approval of the applicable state insurance regulator is required prior to implementing a rate change. These regulations could hinder the Title Insurance segment’s ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect its results of operations, particularly in a rapidly declining market.

The Title Insurance segment’s business may be adversely affected by business or regulatory conditions that disproportionately affect Florida.

Florida is the largest source of revenue for the Title Insurance segment. In the aggregate in 2021, Florida accounted for approximately 19% of total segment consolidated premium and related fee income. As a result of the significant income derived from customers in this state, the Title Insurance segment is exposed to adverse business or regulatory conditions that significantly or disproportionally affect Florida. For example, a declining business climate or real estate market that is localized in Florida could have an adverse effect on the segment’s results of operations. Adverse regulatory developments, including reductions in rates or increased regulatory or capital requirements in Florida could similarly adversely affect the segment’s business, financial condition and results of operations.

A title failure or other claim on a large commercial title policy could adversely affect the Title Insurance segment and the Company.

The Title Insurance segment’s commercial business involves the issuance of title policies on commercial properties. Policies insuring title on large commercial properties (or aggregations of many smaller properties) may have policy exposure extending into the hundreds of millions of dollars. Historically, the segment has not obtained reinsurance on its large commercial policies. Given the large policy limits, a significant loss on one of these policies would have a material adverse effect on the Title segment and the Company.

SPECIFIC RISKS RELATING TO THE RFIG-RUNOFF SEGMENT

Inadequate reserves for losses could materially adversely affect the RFIG Run-off segment.

The Company establishes reserves for losses and loss adjustment expenses for its RFIG Run-off segment based upon loans reported by mortgage servicers to be in default, as well as estimates of those in default but not yet reported. The reserves are best estimates by management and take into consideration many variables, including the number of reported defaults, the payment status of those defaults, the segment’s historical loss data and management’s assumptions and expectations regarding future trends in housing and mortgage markets, unemployment rates and the economy in general.

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

As a result of these risk factors, the rate and severity of actual losses could prove to be greater than expected and could require the Company to effect substantial increases in RFIG Run-off segment loss reserves. Depending upon the magnitude, such increases could have a material adverse impact on the segment’s capital position and the Company's consolidated results of operations and financial condition. There can be no assurance that the actual losses for the RFIG Run-off segment will not be materially greater than previously established loss reserves.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Company-owned Old Republic Building in Chicago, Illinois. In addition to its Chicago building, a subsidiary of the Title Insurance segment owns and partially occupies its operations headquarters building in Minneapolis, Minnesota. Certain smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business.

Other operations of the Company and its subsidiaries are directed from leased premises. See Note 13 of the Notes to Consolidated Financial Statements for a summary of all material lease obligations.

Item 3 - Legal Proceedings

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At December 31, 2021, the Company had no material non-claim litigation exposures in its consolidated business.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". As of January 31, 2022, there were 2,072 registered holders of the Company's Common Stock. See Note 11 of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five Year Performance Graphs for Common Stock

The following table, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2021. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following table has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2021)

$250
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021
Old Republic International Corporation
S&P 500 Index
Peer Group

	Dec. 16	Dec. 17	Dec. 18	Dec. 19	Dec. 20	Dec. 21
ORI	$100.00	$116.87	$122.54	$144.29	$133.26	$193.12
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	111.59	95.11	121.58	112.69	151.61

The Peer Group has been approved by the Compensation Committee of the Company's Board of Directors and consists of the following publicly held corporations with which the Company competes in various regards: American Financial Group, Inc., American International Group, Inc., W.R. Berkley Corporation, Chubb Limited, Cincinnati Financial Corporation, CNA Financial Corporation, Fidelity National Financial, Inc., First American Financial Corporation, The Hartford Financial Services Group, Inc., Stewart Information Services Corporation, and The Travelers Companies, Inc.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI" or "the Company"). The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance and Republic Financial Indemnity Group ("RFIG") Run-off. A small life and accident insurance business, accounting for .2% of consolidated operating revenues for the year ended December 31, 2021 and .5% of consolidated assets as of that date, is included within the Corporate & Other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases, most of which require additional financial statement disclosures and provide related application guidance. Of particular relevance to the Company's financial statements is guidance recently issued by the FASB relative to lease accounting and accounting for credit losses on financial instruments, which are discussed further in the Notes to Consolidated Financial Statements.

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1 to the consolidated financial statements included elsewhere in this report.

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

In light of the above factors, the Company is managed for the long run and without significant regard to quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, such short reporting time frames do not coincide well with the long-term nature of much of its business. Management therefore believes that the Company's operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over five- or preferably ten-year intervals. A ten-year period will likely encompass at least one economic and/or underwriting cycle and thereby provide an appropriate time frame for such cycle to run its course, and for premium rate changes and reserved claim costs to be quantified and emerge in financial results with greater finality and effect.

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

Years Ended December 31:	2021	2020	2019
Pretax income (loss)	$1,922.1	$688.4	$1,322.4
Pretax investment gains (losses)	758.0	(142.0)	636.1
Pretax income (loss) excluding investment gains (losses)	$1,164.0	$830.4	$686.2

Net income (loss)	$1,534.3	$558.6	$1,056.4
Net of tax investment gains (losses)	598.4	(112.1)	502.2
Net income (loss) excluding investment gains (losses)	$935.9	$670.8	$554.2

PER DILUTED SHARE

Years Ended December 31:	2021	2020	2019
Net income (loss)	$5.05	$1.87	$3.51
Net of tax investment gains (losses)	1.97	(0.37)	1.67
Net income (loss) excluding investment gains (losses)	$3.08	$2.24	$1.84

SHAREHOLDERS' EQUITY

December 31:		2021	2020
Total		$6,893.2	$6,186.6
Per Common Share		$22.76	$20.75

The Company reported pretax income, exclusive of all investment gains of $1.16 billion for 2021, representing growth of 40.2% compared to 2020. General Insurance and Title Insurance both produced solid underwriting results that drove a consolidated combined ratio of 89.9% for 2021 compared to 93.3% and 95.3% in 2020 and 2019, respectively. In addition to these strong underwriting results, total and per share net income for 2021 also reflects an increase in the fair value of equity securities.

Consolidated net premiums and fees earned of $8.0 billion for 2021 represent growth of 18.8% compared to 2020. General Insurance net earned premiums grew by mid-single digits over the prior year, while Title Insurance continued to experience significant growth in premium and fees attributable to a low interest rate environment and a robust real estate market. Net investment income remained relatively flat in 2021, reflecting growth in the invested asset base, offset by lower investment yields.

Book value per share advanced to $22.76 as of December 31, 2021. With the addition of dividends declared during the year, this was an increase of 21.2% over year-end 2020, primarily driven by strong operating earnings and by gains in our investment portfolio.

Old Republic's business is managed for the long run. In this context management's key objectives are to achieve highly profitable operating results over the long term, and to ensure balance sheet strength for the primary needs of the insurance subsidiaries' underwriting and related services business. In this view, the evaluation of periodic and long-term results excludes consideration of all investment gains (losses). Under Generally Accepted Accounting Principles (GAAP), however, net income (loss), inclusive of investment gains (losses), is the measure of total profitability.

In management's opinion, the focus on income (loss) excluding investment gains (losses) provides a better way to analyze, evaluate, and establish accountability for the results of the insurance operations. The inclusion of realized investment gains (losses) in net income (loss) can mask trends in operating results. That is because their realization is, more often than not, highly discretionary. Similarly, the inclusion of unrealized investment gains (losses) in equity securities can further distort such operating results with significant period-to-period fluctuations in reported net income (loss).

FINANCIAL HIGHLIGHTS
				% Change
				2021	2020
Years Ended December 31:	2021	2020	2019	vs. 2020	vs. 2019
SUMMARY INCOME STATEMENTS:
Revenues:
Net premiums and fees earned	$8,003.6	$6,737.8	$6,241.1	18.8%	8.0%
Net investment income	434.3	438.9	450.7	(1.1)	(2.6)
Other income	145.6	131.2	132.6	11.0	(1.0)
Total operating revenues	8,583.5	7,308.0	6,824.4	17.5	7.1
Investment gains (losses):
Realized from actual transactions	6.9	14.2	38.6
Realized from impairments	—	—	(2.0)
Unrealized from changes in fair value of equity securities	751.1	(156.2)	599.5
Total investment gains (losses)	758.0	(142.0)	636.1
Total revenues	9,341.6	7,166.0	7,460.5
Operating expenses:
Claim costs	2,420.9	2,491.4	2,572.7	(2.8)	(3.2)
Sales and general expenses	4,942.3	3,942.4	3,525.4	25.4	11.8
Interest and other costs	56.2	43.7	40.0	28.7	9.1
Total operating expenses	7,419.5	6,477.5	6,138.1	14.5%	5.5%
Pretax income (loss)	1,922.1	688.4	1,322.4
Income taxes (credits)	387.7	129.7	265.9
Net income (loss)	$1,534.3	$558.6	$1,056.4

COMMON STOCK STATISTICS:
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$3.10	$2.24	$1.85	38.4%	21.1%
Net investment gains (losses):
Realized from actual transactions and impairments	0.02	0.04	0.10
Unrealized from changes in fair value of equity securities	1.96	(0.41)	1.57
Basic net income (loss)	$5.08	$1.87	$3.52
Diluted net income (loss) excluding investment gains (losses)	$3.08	$2.24	$1.84	37.5%	21.7%
Net investment gains (losses):
Realized from actual transactions and impairments	0.02	0.04	0.10
Unrealized from changes in fair value of equity securities	1.95	(0.41)	1.57
Diluted net income (loss)	$5.05	$1.87	$3.51
Cash dividends on common stock	$2.38	$1.84	$1.80
Book value per share	$22.76	$20.75	$19.98	9.7%	3.9%

Management believes the information presented in the table on the following page, prior to the inclusion of investment gains (losses), highlights the most meaningful, realistic indicators of ORI's segmented and consolidated financial performance. The information underscores management's view of reported results by separating the inherent volatility of securities markets and their above-noted impact on reported net income (loss).

	Major Segmented and Consolidated
	Elements of Income (Loss)
				2021	2020
Years Ended December 31:	2021	2020	2019	vs. 2020	vs. 2019
A. Net premiums, fees, and other income:
General Insurance	$3,555.5	$3,394.2	$3,432.4	4.8%	(1.1)%
Title Insurance	4,404.3	3,286.3	2,736.0	34.0	20.1
Corporate & Other	11.0	12.0	13.4	(8.8)	(10.0)
Other income	145.6	131.2	132.6	11.0	(1.0)
Subtotal	8,116.5	6,823.9	6,314.4	18.9	8.1
RFIG Run-off	32.6	45.1	59.2	(27.6)	(23.8)
Consolidated	$8,149.2	$6,869.1	$6,373.7	18.6%	7.8%

B. Underwriting and related services income (loss):
General Insurance	$311.4	$151.8	$84.9	105.1%	78.8%
Title Insurance	474.0	305.8	193.5	55.0	58.0
Corporate & Other	(20.9)	(17.0)	(15.5)	(22.7)	(9.5)
Subtotal	764.6	440.5	262.8	73.5	67.6
RFIG Run-off	21.3	(5.3)	12.7	497.1	(142.3)
Consolidated	$785.9	$435.2	$275.6	80.6%	57.9%
C. Consolidated underwriting ratio:
Claim ratio:
Current year	32.9%	38.2%	41.7%
Prior years	(2.7)	(1.2)	(.5)
Total	30.2	37.0	41.2
Expense ratio	59.7	56.3	54.1
Combined ratio	89.9%	93.3%	95.3%

D. Net investment income:
General Insurance	$342.4	$352.2	$356.4	(2.8)%	(1.2)%
Title Insurance	43.8	42.0	41.4	4.3	1.3
Corporate & Other	36.5	29.4	35.1	24.0	(16.2)
Subtotal	422.8	423.6	433.0	(0.2)	(2.2)
RFIG Run-off	11.4	15.2	17.6	(24.7)	(13.4)
Consolidated	$434.3	$438.9	$450.7	(1.1)%	(2.6)%
E. Interest and other charges (credits):
General Insurance	$64.2	$64.2	$71.1
Title Insurance	2.1	3.8	4.1
Corporate & Other (a)	(10.1)	(24.3)	(35.2)
Subtotal	56.2	43.7	40.0
RFIG Run-off	—	—	—
Consolidated	$56.2	$43.7	$40.0	28.7%	9.1%

F. Segmented and consolidated pretax income (loss)
excluding investment gains (losses)(B+D-E):
General Insurance	$589.6	$439.8	$370.2	34.1%	18.8%
Title Insurance	515.7	344.0	230.8	49.9	49.0
Corporate & Other	25.7	36.7	54.8	(29.8)	(33.1)
Subtotal	1,131.1	820.5	655.9	37.9	25.1
Run-off	32.8	9.8	30.3	232.3	(67.4)
Consolidated	1,164.0	830.4	686.2	40.2%	21.0%
Income taxes (credits) on above (b)	228.1	159.6	132.0
G. Net income (loss) excluding
investment gains (losses)	935.9	670.8	554.2	39.5%	21.0%
H. Consolidated pretax investment gains (losses):
Realized from actual transactions and impairments	6.9	14.2	36.6
Unrealized from changes in fair value of equity securities	751.1	(156.2)	599.5
Total	758.0	(142.0)	636.1
Income taxes (credits) on above	159.6	(29.8)	133.8
Net of tax investment gains (losses)	598.4	(112.1)	502.2
I. Net income (loss)	$1,534.3	$558.6	$1,056.4
J. Consolidated operating cash flow	$1,311.7	$1,185.0	$936.2

(a) Includes consolidation/elimination entries. (b) The effective tax rates applicable to pretax income excluding investment gains and (losses) were 19.6%, 19.2% and 19.2% for the years ended December 31, 2021, 2020 and 2019, respectively.

General Insurance Segment Results

	General Insurance Summary Operating Results
				% Change
				2021	2020
Years Ended December 31:	2021	2020	2019	vs. 2020	vs. 2019
Net premiums written	$3,680.9	$3,431.3	$3,469.0	7.3%	(1.1)%
Net premiums earned	3,555.5	3,394.2	3,432.4	4.8	(1.1)
Net investment income	342.4	352.2	356.4	(2.8)	(1.2)
Other income	144.5	130.3	131.9	10.9	(1.2)
Operating revenues	4,042.5	3,876.8	3,920.8	4.3	(1.1)
Claim costs	2,303.1	2,372.0	2,464.6	(2.9)	(3.8)
Sales and general expenses	1,085.4	1,000.7	1,014.7	8.5	(1.4)
Interest and other costs	64.2	64.2	71.1	0.1	(9.7)
Operating expenses	3,452.8	3,436.9	3,550.5	0.5	(3.2)
Segmented pretax operating income (loss)	$589.6	$439.8	$370.2	34.1%	18.8%

Claim ratio	64.8%	69.9%	71.8%
Expense ratio	26.5	25.6	25.7
Combined ratio	91.3%	95.5%	97.5%

General Insurance net premiums earned increased 4.8% for 2021, with rising premiums in commercial auto, financial indemnity, and property lines of coverage. Strong premium rate increases for most lines of coverage, other than workers' compensation, high renewal retention ratios, and new business production all contributed. Conversely, net premiums earned were down slightly in 2020 compared to 2019. The economic impacts of the COVID-19 pandemic and tightened underwriting standards were mitigated by strong premium rate increases for most insurance products. Declining workers' compensation and general liability premiums were largely offset by rising premiums in commercial auto, financial indemnity and property coverages. Net investment income decreased in both 2021 and 2020, reflecting lower investment yields partially offset by growth in the invested asset base.

The reported claim ratio for General Insurance improved in 2021 and 2020, inclusive of favorable reserve development from prior periods and a lower current period claim provision, attributable to several years of premium rate increases and underwriting actions. Favorable development was higher in 2021 due predominantly to better than expected claims experience related to workers' compensation and commercial auto reserves on older, more developed years. The 2021 expense ratio was slightly elevated compared to the prior years, generally reflecting variability of sales and general expenses within the line of coverage mix.

Together, these factors produced significantly greater pretax operating income for the periods reported.

The following table shows recent annual claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2017	71.8%	0.7%	71.1%
2018	72.2	—	72.2
2019	71.8	0.4	71.4
2020	69.9	(0.8)	70.7
2021	64.8%	(3.8)%	68.6%

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

Title Insurance Segment Results

	Title Insurance Summary Operating Results
				% Change
				2021	2020
Years Ended December 31:	2021	2020	2019	vs. 2020	vs. 2019
Net premiums and fees earned	$4,404.3	$3,286.3	$2,736.0	34.0%	20.1%
Net investment income	43.8	42.0	41.4	4.3	1.3
Other income	1.1	0.9	0.7	14.9	39.1
Operating revenues	4,449.3	3,329.3	2,778.1	33.6	19.8
Claim costs	112.9	75.3	67.4	49.9	11.8
Sales and general expenses	3,818.4	2,906.1	2,475.7	31.4	17.4
Interest and other costs	2.1	3.8	4.1	(42.7)	(7.7)
Operating expenses	3,933.5	2,985.3	2,547.3	31.8	17.2
Segmented pretax operating income (loss)	$515.7	$344.0	$230.8	49.9%	49.0%

Claim ratio	2.6%	2.3%	2.5%
Expense ratio	86.7	88.4	90.5
Combined ratio	89.3%	90.7%	93.0%

Title Insurance net premiums and fees earned grew by 34.0% and 20.1% for 2021 and 2020, respectively, attributable to a low interest rate environment and a robust real estate market. Increased revenue generated on purchase transactions in both years was partially offset by a decline in refinance activity beginning in 2021. Revenue from independent title agents continued to increase over prior years although at a lower rate in more recent quarters, while revenue from direct production channels declined slightly in the later part of 2021. Net investment income increased in both 2021 and 2020, reflecting growth in the invested asset base, somewhat offset by lower investment yields.

Title Insurance's reported claim ratios were relatively flat for the years presented, inclusive of favorable development. The expense ratios reflect the benefit of greater leverage of the expense structure on significantly higher premium and fee volume, tempered by an increased mix of agency produced revenues late in 2021.

Together, these factors produced significantly greater pretax operating income for the periods reported.

The following table shows recent annual claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2017	0.8%	(3.0)%	3.8%
2018	1.9	(1.8)	3.7
2019	2.5	(1.2)	3.7
2020	2.3	(1.3)	3.6
2021	2.6%	(1.0)%	3.6%

RFIG Run-off Segment Results

	RFIG Run-off Summary Operating Results (a)
				% Change
				2021	2020
Years Ended December 31:	2021	2020	2019	vs. 2020	vs. 2019
Mortgage Insurance (MI)
Net premiums earned	$32.6	$45.1	$58.8	(27.6)%	(23.3)%
Net investment income	11.4	15.2	17.3	(24.7)	(12.0)
Claim costs	(1.7)	36.9	32.3	(104.7)	14.1
MI pretax operating income (loss)	$32.8	$9.8	$29.2	232.3%	(66.2)%

Claim ratio	(5.3)%	81.7%	55.0%
Expense ratio	39.9	30.2	24.8
Combined ratio	34.6%	111.9%	79.8%

Consumer Credit Insurance (CCI) (a)
CCI pretax operating income (loss)	$—	$—	$1.0

Total MI and CCI run-off business (a)
Segment pretax operating income (loss)	$32.8	$9.8	$30.3	232.3%	(67.4)%
__________________
(a)    Results for the CCI run-off are expected to be immaterial in the remaining run-off periods. Effective July 1, 2019, these results have been re-classified to General Insurance for all future periods.

Pretax operating results of RFIG Run-off reflect the continuing drop in net earned premiums in line with the declining risk in force and significantly lower claim costs in 2021 compared to 2020. Claim costs in 2021 reflect fewer newly reported delinquencies along with improving trends in cure rates and lower claim severity influenced by the ongoing economic recovery and continued strength in the real estate market. Claim costs for 2020 reflected greater reserve provisions due to elevated delinquencies and the economic impacts of the COVID-19 pandemic. Investment income decreased in both years reflecting a declining invested asset base and lower investment yields. Extraordinary dividends of $100.0 million and $37.7 million were paid to the parent company in 2021 and 2020, respectively.

The following table shows recent annual claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2017	57.6%	(38.3)%	95.9%
2018	43.2	(27.0)	70.2
2019	55.0	(12.5)	67.5
2020	81.7	(26.5)	108.2
2021	(5.3)%	(67.5)%	62.2%

Corporate & Other Operating Results

	Corporate & Other Summary Operating Results
				% Change
				2021	2020
Years Ended December 31:	2021	2020	2019	vs. 2020	vs. 2019
Net life and accident premiums earned	$11.0	$12.0	$13.4	(8.8)%	(10.0)%
Net investment income	36.5	29.4	35.1	24.0	(16.2)
Other operating income	—	—	—	—	—
Operating revenues	47.5	41.4	48.5	14.7	(14.6)
Claim costs	6.5	7.1	8.8	(7.9)	(19.7)
Insurance expenses	3.4	4.2	4.5	(17.6)	(6.6)
Corporate, interest and other expenses - net	11.6	(6.6)	(19.7)	N/M	66.3
Operating expenses	21.7	4.7	(6.3)	N/M	174.7
Corporate & Other pretax operating income (loss)	$25.7	$36.7	$54.8	(29.8)%	(33.1)%

This segment includes the combination of a small life and accident insurance business and the net costs associated with the parent holding company and its internal corporate services subsidiaries. The segment tends to produce highly variable results stemming from volatility inherent from the lack of scale. Interest expense increased in 2021 related to the issuance of $650 million of debt late in the second quarter. This increase was largely offset by net investment income from a higher level of investments.

Summary Consolidated Balance Sheet

	December 31,
	2021	2020
Assets:
Cash and fixed maturity securities	$11,399.6	$11,365.1
Equity securities	5,302.8	4,054.8
Other invested assets	116.5	115.3
Cash and invested assets	16,818.9	15,535.3
Accounts and premiums receivable	1,768.7	1,593.9
Federal income tax recoverable: Current	11.8	—
Reinsurance balances recoverable	4,943.4	4,362.8
Deferred policy acquisition costs	350.4	328.0
Sundry assets	1,088.4	995.0
Total assets	$24,981.8	$22,815.2

Liabilities and Shareholders' Equity:
Policy liabilities	$2,752.0	$2,593.1
Claim reserves	11,425.5	10,671.0
Federal income tax payable: Current	—	4.2
Deferred	249.5	137.3
Reinsurance balances and funds	866.0	725.4
Debt	1,588.5	966.4
Sundry liabilities	1,206.9	1,530.8
Total liabilities	18,088.6	16,628.5
Shareholders' equity	6,893.2	6,186.6
Total liabilities and shareholders' equity	$24,981.8	$22,815.2

Cash, Invested Assets, and Shareholders' Equity

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	December 31,			Dec. '21 /	Dec. '20 /
As of December 31:	2021	2020	2019	Dec. '20	Dec. '19
Cash and invested assets:
Fixed maturity securities, cash and other
invested assets	$11,516.1	$11,480.4	$10,496.9	0.3%	9.4%
Equity securities	5,302.8	4,054.8	4,030.5	30.8	0.6
Total per balance sheet	$16,818.9	$15,535.3	$14,527.4	8.3%	6.9%
Total at cost for all	$15,045.8	$14,151.6	$13,327.2	6.3%	6.2%

Composition of shareholders' equity per share:
Equity before items below	$18.50	$17.73	$17.25	4.3%	2.8%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	4.26	3.02	2.73
Total	$22.76	$20.75	$19.98	9.7%	3.9%

Segmented composition of
shareholders' equity per share:
Excluding RFIG Run-off segment	$21.47	$19.25	$18.37	11.5%	4.8%
RFIG Run-off segment	1.29	1.50	1.61
Consolidated total	$22.76	$20.75	$19.98	9.7%	3.9%

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

As of December 31, 2021, the consolidated investment portfolio reflected an allocation of approximately 68% to fixed-maturity (bonds and notes) and short-term investments, and 32% to equity securities (common stocks). The fixed-maturity portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities are stratified and conservatively matched to the expected timing of paying those obligations in the future. The quality of the investment portfolio remains at high levels.

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

	Shareholders' Equity Per Share
	December 31,
	2021	2020	2019
Beginning balance	$20.75	$19.98	$17.23
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	3.10	2.24	1.85
Net of tax realized investment gains (losses)	0.02	0.04	0.10
Net of tax unrealized investment gains (losses):
Fixed maturity securities	(0.97)	0.91	0.96
Equity securities	1.96	(0.41)	1.57
Total net of tax realized and unrealized
investment gains (losses)	1.01	0.54	2.63
Cash dividends	(2.38)	(1.84)	(1.80)
Other	0.28	(0.17)	0.07
Net change	2.01	0.77	2.75
Ending balance	$22.76	$20.75	$19.98
Percentage change for the period	9.7%	3.9%	16.0%

Capitalization

	Capitalization
	December 31,
	2021	2020	2019
Debt:
4.875% Senior Notes due 2024	$398.4	$397.9	$397.3
3.875% Senior Notes due 2026	547.3	546.8	546.2
3.850% Senior Notes due 2051	642.6	—	—
Other miscellaneous debt	—	21.7	30.4
Total debt	1,588.5	966.4	974.0
Common shareholders' equity	6,893.2	6,186.6	6,000.1
Total capitalization	$8,481.7	$7,153.1	$6,974.2

Capitalization ratios:
Debt	18.7%	13.5%	14.0%
Common shareholders' equity	81.3	86.5	86.0
Total	100.0%	100.0%	100.0%

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

COVID-19 Pandemic and Old Republic's Business

Throughout 2021, the economy continued to recover from the effects of the COVID-19 pandemic and the associated governmental responses ("COVID-19" or "the pandemic"). Most of Old Republic’s business operations have permitted associates to return to the office. Old Republic experienced no meaningful interruption in its ability to service the needs of customers throughout the remote working environment or the beginning stages of the return to office.

Demand for several of the Company’s insurance coverages in the General Insurance segment is related to overall economic conditions, however, the Company’s exposure to the sectors impacted the most by COVID-19 has not been significant. Additionally, aside from higher reported delinquencies and resulting claims costs experienced within the RFIG Run-off segment during 2020, the overall impact of COVID-19 on the Company’s claims experience has not been significant.

The COVID-19 pandemic continues to adversely impact the U.S. economy and financial markets. New variants of the COVID-19 virus or a resurgence in infection rates could lead to a reduction in economic activity, resulting in a decline in demand for the Company’s products. As a result, the Company’s operating results, business and financial condition could be adversely affected in subsequent periods by future economic disruptions caused by the COVID-19 pandemic.

Premiums & Fees
The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Title	RFIG Run-off	Corporate & Other	Total	% Change from prior period
Years Ended December 31:
2019	$3,432.4	$2,736.0	$59.2	$13.4	$6,241.1	5.1%
2020	3,394.2	3,286.3	45.1	12.0	6,737.8	8.0
2021	$3,555.5	$4,404.3	$32.6	$11.0	$8,003.6	18.8%

Net Investment Income

Net investment income is affected by trends in interest and dividend yields for the types of securities in which the Company's funds are invested during each reporting period. The following tables reflect the segmented and consolidated invested asset bases as of the indicated dates, and the investment income earned and resulting yields on such assets. Since the Company can exercise little control over fair values, yields are evaluated on the basis of investment income earned in relation to the cost of the underlying invested assets, though yields based on the fair values of such assets are also shown in the statistics that follow.

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG Run-off	Corporate & Other	Total
As of December 31:
2020	$10,987.8	$1,328.4	$545.1	$1,083.8	$13,945.2	$1,384.9	$15,330.1
2021	$11,379.7	$1,569.2	$459.0	$1,394.8	$14,802.9	$1,773.4	$16,576.3

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate & Other	Total	Original Cost	Fair Value
Years Ended
December 31:
2019	$356.4	$41.4	$17.6	$35.1	$450.7	3.48%	3.30%
2020	352.2	42.0	15.2	29.4	438.9	3.24	2.96
2021	$342.4	$43.8	$11.4	$36.5	$434.3	3.02%	2.72%

Consolidated net investment income decreased by 1.1% in 2021 and 2.6% in 2020. This revenue source is affected by changes in the invested asset base mainly driven by consolidated operating cash flows and the issuance of debt in 2021, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. The yields on interest bearing securities for 2021 and 2020 reflect a lower interest rate environment.

Benefits and Claims

The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2021 and 2020:

	Claim and Loss Adjustment Expense Reserves
December 31:	2021		2020
	Gross	Net	Gross	Net
Workers' compensation	$4,893.0	$2,955.6	$4,929.2	$3,044.1
General liability	1,324.4	630.7	1,309.4	641.5
Commercial automobile (mostly trucking)	2,850.0	1,736.5	2,379.8	1,591.5
Other coverages	1,355.5	979.3	1,086.2	782.4
Unallocated loss adjustment expense reserves	285.2	284.8	269.1	268.3
Total General Insurance reserves	10,708.4	6,587.0	9,973.9	6,328.0
Title	594.2	594.2	556.1	556.1
RFIG Run-off	111.2	111.2	127.6	127.6
Life and accident	11.6	7.6	13.2	8.6
Total claim and loss adjustment expense reserves	$11,425.5	$7,300.2	$10,671.0	$7,020.4
Asbestosis and environmental claim reserves included
in the above General Insurance reserves:
Amount	$118.1	$77.2	$127.6	$82.4
% of total General Insurance reserves	1.1%	1.2%	1.3%	1.3%

A summary of changes in aggregate reserves for claims and related costs is included in Note 4 of the Consolidated Financial Statements.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2021	2020	2019
General	64.8%	69.9%	71.8%
Title	2.6	2.3	2.5
RFIG Run-off	(5.3)	81.7	53.5
Consolidated claim ratio	30.2%	37.0%	41.2%

Reconciliation of consolidated claim ratio:
Provision for insured events of the current year	32.9%	38.2%	41.7%
Change in provision for insured events of prior years:
net (favorable) unfavorable development	(2.7)	(1.2)	(.5)
Consolidated claim ratio	30.2%	37.0%	41.2%

The consolidated claim ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments in 2021, 2020, and 2019, which on average decreased the consolidated claim ratio by 1.6 percentage points.

Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made nor is any guaranty given that ultimate net claim and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates. In management's opinion, such changes in net claims and related costs are not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in this Annual Report on Form 10-K under Item 1A - Risk Factors.

Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2019	25.7%	90.5%	25.0%	54.1%
2020	25.6	88.4	30.2	56.3
2021	26.5%	86.7%	39.9%	59.7%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and costs of producing business in the Company's three largest operating segments. To a significant degree, expense ratios for both the General and Title Insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. The 2021 General Insurance expense ratio was also impacted by changes in line of coverage mix and certain operating expense charges. The Title Insurance ratios reflect the benefit of greater leverage of the expense structure on significantly higher premium and fee volume, tempered by an increased mix of agency produced revenues late in 2021.

Combined Ratios

The combined ratios of the above summarized net claims, benefits and underwriting expenses are as follows:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2019	97.5%	93.0%	78.5%	95.3%
2020	95.5	90.7	111.9	93.3
2021	91.3%	89.3%	34.6%	89.9%

Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and providing sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities generally arise from scheduled maturities and early calls; in 2021, 2020, and 2019, 80.7%, 76.2% and 54.0%, respectively, of all such dispositions resulted from these occurrences. The realization of investment gains or losses can be highly discretionary and can be affected by such factors as the timing of individual securities sales, the recording of estimated losses from write-downs of impaired securities, tax-planning and tax-rate change considerations, and modifications of investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses on Securities			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Maturity Securities	Equity Securities and Miscel- laneous Investments	Total	Fixed Maturity Securities	Miscel- laneous Investments	Total		Total Investment Gains (Losses)
Years Ended
December 31:
2019	$(1.9)	$40.6	$38.6	$(2.0)	$—	$(2.0)	$599.5	$636.1
2020	(7.4)	21.6	14.2	—	—	—	(156.2)	(142.0)
2021	$1.5	$5.3	$6.9	$—	$—	$—	$751.1	$758.0

Income Taxes

The effective consolidated income tax rates were 20.2%, 18.9%, and 20.1% in 2021, 2020, and 2019, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax preferred investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income and adjustments regarding the recoverability of deferred tax assets.

Segment Overview

General Insurance

Summary Operating Results
				% Change
				2021	2020
Years Ended December 31:	2021	2020	2019	vs. 2020	vs. 2019
Net premiums earned	$3,555.5	$3,394.2	$3,432.4	4.8%	(1.1)%
Net investment income	342.4	352.2	356.4	(2.8)	(1.2)
Claim costs	2,303.1	2,372.0	2,464.6	(2.9)	(3.8)
Sales and general expenses	1,085.4	1,000.7	1,014.7	8.5	(1.4)
Segmented pretax operating income (loss)	$589.6	$439.8	$370.2	34.1%	18.8%

Claim ratio	64.8%	69.9%	71.8%
Expense ratio	26.5	25.6	25.7
Combined ratio	91.3%	95.5%	97.5%

Premiums & Fees

The percentage allocation of net premiums earned for major insurance coverages in General Insurance was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2019	37.2%	29.1%	6.4%	7.6%	6.6%	13.1%
2020	38.4	25.4	8.0	8.7	6.0	13.5
2021	39.7%	21.9%	9.7%	9.7%	5.2%	13.8%
General Insurance net premiums earned increased 4.8% for 2021 with rising premiums in commercial auto, financial indemnity, and property lines of coverage. Strong premium rate increases for most lines of coverage, other than workers' compensation, high renewal retention ratios, and new business production all contributed. Conversely, net premiums earned were down slightly in 2020 compared to 2019. The economic impacts of the COVID-19 pandemic and tightened underwriting standards were mitigated by strong premium rate increases for most insurance products. Declining workers' compensation and general liability premiums were largely offset by rising premiums in commercial auto, financial indemnity and property coverages.

Benefits and Claims

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended
December 31:
2019	71.8%	84.0%	63.2%	62.6%	64.0%	77.8%	61.4%
2020	69.9	80.8	60.8	58.3	57.1	73.6	67.2
2021	64.8%	70.8%	58.9%	59.4%	53.9%	64.1%	65.7%

The General Insurance claim ratio improved in 2021 and 2020 and was primarily driven by prior periods' favorable reserve developments and a lower current period claim provision as more fully described in the Executive Summary of the Management Analysis of Financial Position and Results of Operations.

Unfavorable asbestosis and environmental ("A&E") claim developments, although not material in any of the periods presented, are typically attributable to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year paid loss survival ratios stood at 5.9 years (gross) and 6.8 years (net of reinsurance) as of December 31, 2021 and 6.3 years (gross) and 7.1 years (net of reinsurance) as of December 31, 2020. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged .3% of General Insurance net incurred losses for the five years ended December 31, 2021.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2021 and 2020 is as follows:

December 31:	2021		2020
	Gross	Net	Gross	Net
Asbestosis:
Reserves at beginning of year	$84.7	$59.1	$79.2	$58.5
Loss and loss expenses incurred	10.2	2.8	17.7	8.2
Claims and claim adjustment expenses paid	10.0	7.1	12.1	7.5
Reserves at end of year	85.0	54.9	84.7	59.1

Environmental:
Reserves at beginning of year	42.8	23.2	47.6	24.8
Loss and loss expenses incurred	6.5	4.6	.8	1.7
Claims and claim adjustment expenses paid	16.3	5.4	5.6	3.2
Reserves at end of year	33.0	22.3	42.8	23.2
Total asbestosis and environmental reserves	$118.1	$77.2	$127.6	$82.4

Title Insurance

Summary Operating Results
				% Change
				2021	2020
Years Ended December 31:	2021	2020	2019	vs. 2020	vs. 2019
Net premiums and fees earned	$4,404.3	$3,286.3	$2,736.0	34.0%	20.1%
Net investment income	43.8	42.0	41.4	4.3	1.3
Claim costs	112.9	75.3	67.4	49.9	11.8
Sales and general expenses	3,818.4	2,906.1	2,475.7	31.4	17.4
Segmented pretax operating income (loss)	$515.7	$344.0	$230.8	49.9%	49.0%

Claim ratio	2.6%	2.3%	2.5%
Expense ratio	86.7	88.4	90.5
Combined ratio	89.3%	90.7%	93.0%

Premiums & Fees

Title Insurance premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 22% of 2021 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 78% of consolidated title premium and fee revenues is produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

Premium and Fee Production by Source
	Direct Operations	Independent Title Agents
Years Ended December 31:
2019	24.9%	75.1%
2020	24.9	75.1
2021	22.0%	78.0%
Title Insurance premium and fee revenues grew by 34.0% and 20.1% in 2021 and 2020, respectively. This performance was attributable to a low interest rate environment and a robust real estate market. Increased revenue generated on purchase transactions in both years was partially offset by a decline in refinance activity beginning in 2021.

Benefits and Claims

Title Insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years continued to reduce the claim ratios as more fully described in the Executive Summary of the Management Analysis of Financial Position and Results of Operations.

RFIG Run-off

Summary Operating Results
				% Change
				2021	2020
Years Ended December 31:	2021	2020	2019	vs. 2020	vs. 2019
Net premiums earned	$32.6	$45.1	$58.8	(27.6)%	(23.3)%
Net investment income	11.4	15.2	17.3	(24.7)	(12.0)
Claim costs	(1.7)	36.9	32.3	(104.7)	14.1
Pretax operating income (loss)	$32.8	$9.8	$29.2	232.3%	(66.2)%

Claim ratio	(5.3)%	81.7%	55.0%
Expense ratio	39.9	30.2	24.8
Combined ratio	34.6%	111.9%	79.8%

RFIG Run-off's mortgage guaranty insurance carriers ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

Premiums & Fees

RFIG Run-off's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies.

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

Premium and Persistency Trends:	Net Earned Premiums	Persistency
Years Ended December 31:
2019	$58.8	77.5%
2020	45.1	77.6
2021	$32.6	74.8%

RFIG Run-off earned premium volume has reflected a continuing drop in line with the declining risk in force.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk & Other	Total
As of December 31:
2019	$2,388.3	$201.8	$2,590.1
2020	1,842.2	169.0	2,011.2
2021	$1,364.9	$140.4	$1,505.4

Risk Distribution By Property State:

	FL	IL	GA	CA	NJ	MD	NY	TX	PA	NC
As of December 31:
2019	8.9%	6.7%	6.1%	5.7%	5.0%	4.9%	3.9%	4.8%	4.1%	3.8%
2020	9.2	7.0	6.0	5.8	5.3	5.1	4.2	4.5	4.1	3.7
2021	9.8%	7.2%	6.1%	5.8%	5.5%	5.1%	4.9%	4.4%	4.1%	3.6%

Benefits and Claims

Certain mortgage guaranty average claim-related trends are listed below:

	Average Settled Claim Amount (a)	Reported Delinquency Ratio at End of Period
Years Ended December 31:
2019	$49,195	10.1%
2020	37,172	14.2%
2021	$31,682	12.4%
__________

(a)    Amounts are in whole dollars.

	Total Delinquency Rates for Top Ten States (includes "other" business) (b):
	FL	IL	GA	CA	NJ	MD	NY	TX	PA	NC
As of December 31:
2019	8.8%	9.0%	8.6%	6.5%	12.4%	10.4%	20.7%	12.4%	12.4%	9.6%
2020	13.1	13.8	12.7	9.9	18.2	15.2	25.5	18.7	15.7	13.2
2021	10.5%	12.4%	9.3%	7.3%	14.8%	12.8%	23.1%	16.3%	14.9%	11.2%
__________

(b)    As determined by risk in force as of December 31, 2021, these 10 states represent approximately 56.5% of total risk in force.

The RFIG Run-off 2021 claim costs reflect fewer newly reported delinquencies along with improving trends in cure rates and lower claim severity influenced by the ongoing economic recovery and continued strength in the real estate market. The 2020 claim ratio reflects greater reserve provisions due to elevated delinquencies and the economic impacts of the COVID-19 pandemic.

FINANCIAL POSITION

The Company's financial position at December 31, 2021 reflected increases in assets, liabilities and common shareholders' equity of 9.5%, 8.8% and 11.4%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 67.3% and 68.1% of consolidated assets as of December 31, 2021 and 2020, respectively. As of year-end 2021, the cash and invested asset base increased by 8.3% to $16,818.9.

Investment Portfolio

During 2021 and 2020, the Company committed the majority of investable funds to short to intermediate-term fixed maturity securities and higher yielding publicly traded large capitalization equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both December 31, 2021 and 2020, nearly all of the Company's investments consisted of marketable securities. The investment portfolio contains no significant insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations ("CDO's"), derivatives, hybrid securities, or illiquid private equity and hedge fund investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At December 31, 2021, the Company had no fixed maturity investments in default as to principal and/or interest.

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

The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. With regard to its equity portfolio, the Company does not own any options nor does it engage in any type of option writing. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of the invested assets base. The fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is reduced by concentrating on non-callable issues, and by taking asset-liability matching considerations into account. Purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management practices is expected to produce a more stable fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration.

The fair value of the Company's fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the fixed maturity investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed maturity investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed maturity investment portfolio. All such changes in fair value of securities are reflected, net of deferred income taxes, directly in the shareholders' equity account, and as a separate component of the statements of comprehensive income. Given the Company's inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed maturity securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

Possible future declines in fair values for Old Republic's fixed maturity portfolio would negatively affect the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses.

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

Fixed Maturity Securities Stratified by Credit Quality (a)

December 31:	2021	2020
Aaa	25.1%	24.6%
Aa	12.3	13.1
A	31.9	33.0
Baa	28.5	26.5
Total investment grade	97.8	97.2
All other (b)	2.2	2.8
Total	100.0%	100.0%
__________

(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers, which are converted to the above ratings classifications.
(b)    "All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Fixed Maturity Securities

December 31, 2021	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$390.9		$14.7
Consumer Staples	222.2		6.7
U.S. Government & Agencies	745.6		6.6
Industrial	315.3		6.6
Retail	166.8		5.4
Health Care	155.2		5.0
Technology	147.1		3.8
Other (includes 13 industry groups)	940.7		22.9
Total	$3,084.2	(c)	$72.2
__________

(c)    Represents 29.6% of the total fixed maturity portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

December 31, 2021	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$301.0		$48.8
Telecom	72.5		16.8
Basic Industry	37.4		6.9
Insurance	44.7		5.4
Other (includes 4 industry groups)	141.0		6.5
Total	$596.8	(d)	$84.5	(e)
__________

(d)    Represents 15.9% of the total equity portfolio.
(e)    Represents 2.3% of the cost of the total equity portfolio, while gross unrealized gains represent 43.0% of the equity portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	Amortized Cost		Gross Unrealized Losses
December 31, 2021	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$188.3	$—	$.1	$—
Due after one year through five years	594.0	—	5.5	—
Due after five years through ten years	2,242.1	33.6	64.7	.6
Due after ten years	59.6	—	1.7	—
Total	$3,084.2	$33.6	$72.2	$.6

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Maturity Securities

	Amount of Gross Unrealized Losses
December 31, 2021	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Maturity Securities:
One to six months	$12.1	$—	$—	$12.1
Seven to twelve months	49.6	—	—	49.6
More than twelve months	10.3	—	—	10.3
Total	$72.2	$—	$—	$72.2

Number of Issues in Unrealized Loss Position:
Fixed Maturity Securities:
One to six months	208	—	—	208
Seven to twelve months	211	—	—	211
More than twelve months	32	—	—	32
Total	451	—	—	451	(f)
__________

(f)    At December 31, 2021, the number of issues in an unrealized loss position represent 23.8% of the total number of such fixed maturity issues held by the Company.

Age Distribution of Fixed Maturity Securities

December 31:	2021	2020
Maturity Ranges:
Due in one year or less	11.7%	9.8%
Due after one year through five years	49.7	57.0
Due after five years through ten years	37.6	31.4
Due after ten years through fifteen years	.9	1.7
Due after fifteen years	.1	.1
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.3
Duration (g)	4.0	3.8
___________

(g)    Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.0 as of December 31, 2021 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the fixed maturity investment portfolio of approximately 4.0%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. The Company can receive up to $982.0 in ordinary dividends from its subsidiaries in 2022 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating subsidiaries.

Old Republic's total capitalization of $8,481.7 at December 31, 2021 consisted of debt of $1,588.5 and common shareholders' equity of $6,893.2. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), and dividend payments to shareholders for the year then ended.

Old Republic has paid a cash dividend without interruption since 1942 (80 years), and it has raised the annual cash dividend payment for each of the past 40 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries. The Company's Board of Directors declared special cash dividends of $1.50 per share in August 2021 (paid on October 6, 2021) and $1.00 per share in December 2020 (paid on January 15, 2021) and September 2019 (paid on September 16, 2019).

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to hold minimum amounts of capital based on specified formulas. Since the Company's mortgage insurance subsidiaries have discontinued writing new business the risk-to-capital ratio considerations are therefore no longer of consequence.

The Company's principal mortgage insurance subsidiaries sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $100.0 in 2021.

Other Assets

Substantially all of the Company's receivables are current. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated credit losses. Deferred policy acquisition costs are estimated by taking into account the direct costs relating to the successful acquisition of new or renewal insurance contracts and evaluating their recoverability on the basis of recent trends in claims costs.

Contractual Obligations

The following table shows certain information relating to the required reporting of contractual obligations as of December 31, 2021:

	2022	2023 and 2024	2025 and 2026	2027 and After	Total
Contractual Obligations:
Debt	$—	$400.0	$550.0	$650.0	$1,600.0
Interest on Debt	65.8	131.6	92.6	613.1	903.3
Operating Leases	61.6	96.0	59.1	91.7	308.5
Pension Benefits Contributions (a)	—	—	—	—	—
Claim & Claim Expense Reserves (b)	2,882.3	2,789.3	1,616.3	4,137.5	11,425.5
Total	$3,009.8	$3,417.0	$2,318.1	$5,492.4	$14,237.4
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

Reinsurance Programs

In order to maintain premium production within its capacity and limit maximum losses for which it might become liable under its policies, Old Republic, as is common practice in the insurance industry, may cede all or a portion of its premiums and related liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers.

The Company does not anticipate any significant changes in its reinsurance programs during 2022.

The following table displays the Company's General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2021.

					% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Claim	Exposure	Reinsured
Reinsurer	Rating	Claims	Reserves	to Reinsurer	Liabilities
Day One Insurance, Inc.	Unrated	$—	$598.8	$598.8	14.2%
Archway Insurance, Ltd.	Unrated	2.5	395.6	398.2	9.4
Hannover Ruckversicherungs	A+	11.4	333.2	344.6	8.2
Munich Re America, Inc.	A+	20.6	253.2	273.8	6.5
Summit Insurance, Ltd.	Unrated	—	170.3	170.4	4.0
AXIS Reinsurance Company	A	2.2	162.6	164.8	3.9
Swiss Reinsurance America Corporation	A+	14.4	115.5	129.9	3.1
Transatlantic Reinsurance Company	A+	5.4	117.0	122.5	2.9
Partner Reinsurance Company of the U.S.	A+	1.9	117.5	119.5	2.8
Endurance Assurance Corporation	A+	1.1	115.5	116.6	2.8
		$59.9	$2,379.7	$2,439.6	57.7%

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by irrevocable letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or high deductible policies. Allowances for estimated credit losses are recognized since reinsurance, retrospectively rated and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most events to a maximum of: $5.2 for workers' compensation; $7.0 for commercial automobile (mostly trucking) liability; $7.0 for general liability; $12.0 for executive protection (directors & officers and errors & omissions); $2.0 for aviation; and $6.0 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. The average direct primary mortgage guaranty exposure is (in whole dollars) $37,000 per insured loan.

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

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger was $200.0 for 2021. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% for 2015 and declined by one percentage point per year until it reached 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposures.

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

Changes in estimates generally result from altered circumstances, the continuum of newly emerging information and its effect on past assumptions and judgments, the effects of securities markets valuations, and changes in inflation rates and future economic conditions beyond the Company's control. As a result, Old Republic cannot predict, quantify, or guaranty the likely impact that probable changes in estimates will have on its future financial condition or results of operations.

Old Republic believes that its most critical accounting estimates relate to the establishment of reserves for losses and loss adjustment expenses and the recoverability of reinsured outstanding losses. The major assumptions and methods used in setting these estimates are summarized as follows:

(a) The establishment of reserves for losses and loss adjustment expenses

The Company's reserves for losses and loss adjustment expenses represents the accumulation of estimates of ultimate losses payable, including incurred but not reported losses and loss adjustment expenses. The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated claim costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are often referred to as unfavorable development whereas any changes that decrease previous estimates of the Company's ultimate liability are referred to as favorable development.

Most of Old Republic's consolidated claim and related expense reserves stem from its General Insurance business. At December 31, 2021, such reserves accounted for 93.7% and 90.2% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2020 represented 93.5% and 90.1% of the respective consolidated amounts.

The Company's reserve setting process reflects the nature of its insurance business and the operationally decentralized basis upon which it is conducted. Old Republic's General Insurance operations encompass a large variety of coverages or classes of commercial insurance; it has negligible exposure to personal insurance coverages such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers' liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by judge or jury verdicts. Approximately 90% of the General Insurance's claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

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

A large variety of statistical analyses and formula calculations are utilized to provide for IBNR claim costs as well as additional costs that can arise from such factors as monetary and social inflation, changes in claims administration processes, changes in reinsurance ceded and recoverability levels, and expected trends in claim costs and related ratios. Typically, such formulas take into account link ratios that represent prior years' patterns of incurred or paid loss trends between succeeding years, or past experience relative to progressions of the number of claims reported over time and ultimate average costs per claim.

Overall, reserves pertaining to several hundred large individual commercial insurance accounts that exhibit sufficient statistical credibility, and at times may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions through captive insurers and similar risk management mechanisms are established on an account by account basis using case reserves and applicable formula-driven methods. Large account reserves are usually set and analyzed for groups of coverages such as workers' compensation, commercial automobile (mostly trucking) and general liability that are typically underwritten jointly for many customers. For certain long-tail categories of insurance such as retained or assumed excess liability or excess workers' compensation, officers and directors' liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected claim ratios. Such expected claim ratios typically reflect currently estimated claim ratios from prior accident years, adjusted for the effect of actual and anticipated rate changes, actual and anticipated changes in coverage, reinsurance, mix of business, and other anticipated changes in external factors such as trends in loss costs or the legal and claims environment. Expected claim ratios are generally used for the two to five most recent accident years depending on the individual class or category of business. As actual claims data emerges in succeeding interim and annual periods, the original accident year claim ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years to arrive at a likely indication of more recent years' loss trends and costs.

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

As discussed above, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•The establishment of expected claim ratios for at least the two to five most recent accident years, particularly for long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail coverages generally include workers' compensation, commercial automobile (mostly trucking) liability, general liability, errors and omissions and directors and officers' liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 94.4% and 95.2%, and averaged 94.8% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 94.3% and 95.0% and averaged 94.6% as of the same dates.

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

General Insurance net claim reserves can be affected by lower than expected frequencies of claims incurred but not reported, the effect of reserve discounts applicable to workers' compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted elsewhere in this document in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical benefits portion of claims, and higher than expected IBNR due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or A&E claims.

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

Consolidated claim costs developed favorably in the three most recent calendar years. This development had the consequent effect of reducing consolidated annual loss costs for the three most recent years within a range of 1.2% and 8.1%, or by an average of approximately 4.2% per annum. As a percentage of each of these years' consolidated earned premiums and fees, the favorable developments have ranged between .5% and 2.7%, and have averaged 1.6%.

The consolidated cumulative development on prior year loss reserves over the past ten years through December 31, 2021 has ranged from 2.4% unfavorable in 2011 to 10.7% favorable in 2016 and averaged 5.6% favorable. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic's existing business mix, the natural offset effects of its diverse coverage, current aggregate loss reserve levels, and loss development patterns suggests a reasonable likelihood that 2021 year-end loss reserves could ultimately develop within a range of +/- 7.5%. The most significant factors impacting the potential reserve development for each of the Company's insurance segments is discussed above. Old Republic has generally experienced favorable overall loss developments for the latest ten-year period. While General Insurance has experienced unfavorable developments of previously established reserves during three of the last five years, the current analysis of loss development factors and economic conditions influencing the Company's insurance coverages point to a position of reserve adequacy. In management's opinion, the other segments' loss reserve development patterns (most notably those associated with title and mortgage insurance) show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using a 7.5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2021.

(b) The recoverability of reinsured outstanding losses

Assets consisting of balance sheet date reserve estimates recoverable from assuming reinsurers in future periods as gross losses are settled and paid, are established at the same time as the gross losses are recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts as is discussed above. As of the three most recent year ends, outstanding reinsurance recoverable balances ranged between 32.7% and 36.1% and averaged 34.3% of the related gross reserves. See Note 5 for further discussion regarding recoverability of the Company's reinsurance balances.

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

General Insurance, Title Insurance, Corporate & Other, and RFIG Run-off maintain customer information and rely upon technology platforms to conduct their business. As a result, each of them and the Company are exposed to cyber risk. Many of the Company's operating subsidiaries, maintain separate IT systems which are deemed to reduce enterprise-wide risks of potential cybersecurity incidents. However, given the potential magnitude of a significant breach, the Company continually evaluates on an enterprise-wide basis its IT hardware, security infrastructure and business practices to respond to these risks and to detect and remediate in a timely manner significant cybersecurity incidents or business process interruptions.

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

The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. With regard to its equity portfolio, the Company does not own any options nor does it engage in any type of option writing. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of the invested assets base. The fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is reduced by concentrating on non-callable issues, and by taking asset-liability matching considerations into account. Purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management practices is expected to produce a more stable fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration.

The fair value of the Company's fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the fixed maturity investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed maturity investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed maturity investment portfolio. All such changes in fair value of fixed maturity securities are reflected, net of deferred income taxes, directly in the shareholders' equity account, and as a separate component of the statements of comprehensive income. Given the Company's inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed maturity securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

The following table illustrates the hypothetical effect on the fixed maturity and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2021:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$10,675.7	100	basis point rate increase	$10,247.6
		200	basis point rate increase	9,819.5
		100	basis point rate decrease	11,103.8
		200	basis point rate decrease	$11,531.9

Equity Price Risk:
Equity Securities	$5,302.8	10%	increase in the S&P 500	$5,833.1
		20%	increase in the S&P 500	6,363.4
		10%	decline in the S&P 500	4,772.5
		20%	decline in the S&P 500	$4,242.2

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Page No.
Consolidated Balance Sheets	51
Consolidated Statements of Income	52
Consolidated Statements of Comprehensive Income	53
Consolidated Statements of Preferred Stock and Common Shareholders' Equity	54
Consolidated Statements of Cash Flows	55
Notes to Consolidated Financial Statements	56 - 82
Report of Independent Registered Public Accounting Firm	83 - 84

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2021	2020
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (amortized cost: $10,438.6 and $9,897.6)	$10,675.7	$10,496.8
Short-term investments (at fair value which approximates cost)	565.7	749.6
Total	11,241.4	11,246.4
Equity securities (at fair value) (cost: $3,766.5 and $3,269.7)	5,302.8	4,054.8
Other investments	32.0	28.8
Total investments	16,576.3	15,330.1

Other Assets:
Cash	158.1	118.7
Accrued investment income	84.4	86.4
Accounts and notes receivable	1,768.7	1,593.9
Federal income tax recoverable: Current	11.8	—
Reinsurance balances and funds held	258.1	205.0
Reinsurance recoverable: Paid losses	118.2	67.6
Policy and claim reserves	4,825.1	4,295.1
Deferred policy acquisition costs	350.4	328.0
Sundry assets	830.3	790.0
Total Other Assets	8,405.5	7,485.0
Total Assets	$24,981.8	$22,815.2

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$11,425.5	$10,671.0
Unearned premiums	2,559.4	2,397.1
Other policyholders' benefits and funds	192.6	195.9
Total policy liabilities and accruals	14,177.5	13,264.2
Commissions, expenses, fees, and taxes	573.5	663.5
Reinsurance balances and funds	866.0	725.4
Federal income tax payable: Current	—	4.2
Deferred	249.5	137.3
Debt	1,588.5	966.4
Sundry liabilities	633.3	867.3
Commitments and contingent liabilities
Total Liabilities	18,088.6	16,628.5

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	307.5	304.1
Additional paid-in capital	1,376.1	1,306.9
Retained earnings	5,214.0	4,394.8
Accumulated other comprehensive income (loss)	78.0	284.0
Unallocated ESSOP shares (at cost)	(82.5)	(103.2)
Total Common Shareholders' Equity	6,893.2	6,186.6
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$24,981.8	$22,815.2
________

(1)    At December 31, 2021 and 2020, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 307,565,632 and 304,122,180 were issued as of December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Net premiums earned	$7,559.8	$6,345.8	$5,919.9
Title, escrow, and other fees	443.8	391.9	321.1
Total premiums and fees	8,003.6	6,737.8	6,241.1
Net investment income	434.3	438.9	450.7
Other income	145.6	131.2	132.6
Total operating revenues	8,583.5	7,308.0	6,824.4
Net Investment gains (losses):
Realized from actual transactions	6.9	14.2	38.6
Realized from impairments	—	—	(2.0)
Unrealized from changes in fair value of equity securities	751.1	(156.2)	599.5
Total realized and unrealized investment gains (losses)	758.0	(142.0)	636.1
Total revenues	9,341.6	7,166.0	7,460.5

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	2,398.2	2,472.5	2,545.3
Dividends to policyholders	22.7	18.9	27.3
Underwriting, acquisition, and other expenses	4,942.3	3,942.4	3,525.4
Interest and other charges	56.2	43.7	40.0
Total expenses	7,419.5	6,477.5	6,138.1
Income (loss) before income taxes (credits)	1,922.1	688.4	1,322.4

Income Taxes (Credits):
Current	221.7	156.9	238.4
Deferred	165.9	(27.1)	27.4
Total	387.7	129.7	265.9

Net Income (Loss)	$1,534.3	$558.6	$1,056.4

Net Income (Loss) Per Share:
Basic	$5.08	$1.87	$3.52
Diluted	$5.05	$1.87	$3.51

Average shares outstanding: Basic	301,945,319	298,407,921	299,885,468
Diluted	303,667,669	298,898,673	301,227,715

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2021	2020	2019
Net Income (Loss) As Reported	$1,534.3	$558.6	$1,056.4

Other comprehensive income (loss):
Unrealized gains (losses) on securities not included in the
statements of income:
Unrealized gains (losses) before reclassifications, not
included in the statements of income	(362.0)	335.5	357.2
Amounts reclassified as realized investment (gains)
losses in the statements of income	(1.7)	7.1	6.5
Pretax unrealized gains (losses) on securities not included in
the statements of income	(363.8)	342.7	363.8
Deferred income taxes (credits)	(76.8)	72.3	76.6
Net unrealized gains (losses) on securities not included in
the statements of income, net of tax	(287.0)	270.3	287.2
Defined benefit pension plans:
Net pension adjustment before reclassifications	94.5	(88.4)	(11.0)
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	7.4	3.6	4.1
Pretax net adjustment related to defined benefit
pension plans	101.9	(84.8)	(6.8)
Deferred income taxes (credits)	21.4	(17.8)	(1.4)
Net adjustment related to defined benefit pension
plans, net of tax	80.5	(67.0)	(5.4)
Foreign currency translation adjustment	.4	2.9	5.9
Total other comprehensive income (loss)	(206.0)	206.3	287.7
Comprehensive Income (Loss)	$1,328.3	$765.0	$1,344.2

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions, Except Share Data)

	Years Ended December 31,
	2021	2020	2019
Convertible Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$304.1	$303.6	$302.7
Dividend reinvestment plan	.1	—	—
Net issuance of shares under stock based compensation plans	3.2	.4	.8
Balance, end of year	$307.5	$304.1	$303.6

Additional Paid-in Capital:
Balance, beginning of year	$1,306.9	$1,297.5	$1,277.6
Dividend reinvestment plan	3.5	.9	1.7
Net issuance of shares under stock based compensation plans	52.9	5.2	11.0
Stock based compensation	3.6	2.4	4.0
ESSOP shares released	9.1	.9	3.0
Other	—	(.2)	—
Balance, end of year	$1,376.1	$1,306.9	$1,297.5

Retained Earnings:
Balance, beginning of year	$4,394.8	$4,386.0	$3,849.8
Adoption of new accounting principle (1)	—	(2.3)	18.4
Balance, beginning of year, as adjusted	4,394.8	4,383.6	3,868.3
Net income (loss)	1,534.3	558.6	1,056.4
Dividends on common shares ($2.38, $1.84 and $1.80 per common share)	(715.1)	(547.5)	(538.7)
Balance, end of year	$5,214.0	$4,394.8	$4,386.0

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$284.0	$77.7	$(210.0)
Net unrealized gains (losses) on securities not included in the
statements of income, net of tax	(287.0)	270.3	287.2
Net adjustment related to defined benefit pension plans, net of tax	80.5	(67.0)	(5.4)
Foreign currency translation	.4	2.9	5.9
Balance, end of year	$78.0	$284.0	$77.7

Unallocated ESSOP Shares:
Balance, beginning of year	$(103.2)	$(64.8)	$(73.9)
ESSOP shares released	20.6	11.5	9.1
Purchase of unallocated ESSOP shares	—	(50.0)	—
Balance, end of year	$(82.5)	$(103.2)	$(64.8)
________

(1)    Reflects the Company's adoption of new accounting principles relating to credit losses and lease accounting effective January 1, 2020 and 2019, respectively. Refer to additional discussion in Notes 9 and 13 to the Consolidated Financial Statements.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,534.3	$558.6	$1,056.4
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(22.3)	(2.5)	(8.9)
Premiums and other receivables	(174.8)	(123.4)	32.5
Unpaid claims and related items	279.8	340.7	214.6
Unearned premiums and other policyholders' liabilities	103.4	34.6	32.2
Income taxes	151.4	(18.3)	37.2
Prepaid federal income taxes	—	—	129.8
Reinsurance balances and funds	36.9	77.0	(9.7)
Realized investment (gains) losses from actual transactions
and impairments	(6.9)	(14.2)	(36.6)
Unrealized investment (gains) losses from changes in fair value
of equity securities	(751.1)	156.2	(599.5)
Accounts payable, accrued expenses and other	160.9	176.2	88.0
Total	1,311.7	1,185.0	936.2

Cash flows from investing activities:
Fixed maturity securities:
Available for sale:
Maturities and early calls	1,410.9	1,280.1	779.0
Sales	338.0	399.5	663.1
Sales of:
Equity securities	540.7	162.3	809.9
Other - net	8.3	8.8	33.0
Purchases of:
Fixed maturity securities:
Available for sale	(2,330.7)	(2,059.3)	(1,702.1)
Equity securities	(1,032.2)	(321.0)	(815.6)
Other - net	(55.5)	(50.2)	(60.9)
Purchase of a business	—	—	(1.2)
Net decrease (increase) in short-term investments	183.9	(265.0)	(129.7)
Other - net	—	(.3)	—
Total	(936.5)	(845.2)	(424.6)

Cash flows from financing activities:
Issuance of debentures and notes	642.5	—	—
Issuance of common shares	60.0	6.7	13.8
Redemption of debentures and notes	(21.7)	(8.6)	(8.4)
Purchase of unallocated ESSOP shares	—	(50.0)	—
Dividends on common shares (including special dividends paid of
$764.5 in 2021 and $303.4 in 2019)	(1,019.2)	(250.1)	(538.7)
Other - net	2.5	2.0	.2
Total	(335.7)	(300.0)	(533.1)

Increase (decrease) in cash:	39.4	39.8	(21.4)
Cash, beginning of year	118.7	78.8	100.3
Cash, end of year	$158.1	$118.7	$78.8

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$53.4	$41.4	$42.1
Income taxes	$236.5	$149.3	$229.4
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated and as to Share Data)

Old Republic International Corporation is a Chicago based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance, and Republic Financial Indemnity Group ("RFIG") Run-off. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. The results of a small life and accident insurance business are included within the Corporate & Other caption of this report. "Old Republic", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

Note 1 - Summary of Significant Accounting Policies

The significant accounting policies employed by Old Republic International Corporation and its subsidiaries are set forth in the following summary.

Accounting Principles - The Company's insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries operate their business in the context of such laws and regulation, and maintain their accounts in conformity with accounting practices prescribed or permitted by various states' insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices. The statutory accounting requirements vary from the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP") in the following major respects: (1) the costs of selling insurance policies are charged to operations immediately, while the related premiums are recognized as income over the terms of the policies. Ceding commissions received in excess of such acquisition costs are amortized over the effective period of the premiums ceded under the related reinsurance agreement; (2) investments in fixed maturity securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value; (3) changes in the fair value of equity securities are recorded directly in earned surplus and not through the income statement as required under GAAP unless such securities are determined to be other-than-temporarily impaired for statutory reporting purposes; (4) certain assets classified as "non-admitted assets" are excluded from the balance sheet through a direct charge to earned surplus; (5) changes in deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement; (6) mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus whereas, GAAP does not allow provisions for future catastrophic losses; (7) title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year's premiums written; (8) certain required formula-derived reserves for general insurance in particular are established for claim reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus; and (9) surplus notes are classified as surplus rather than a liability. In consolidating the statutory financial statements of its insurance subsidiaries, the Company has therefore made necessary adjustments to conform their accounts with GAAP. The following table reflects a summary of all such adjustments:

	Shareholders' Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2021	2020	2021	2020	2019
Statutory totals of insurance
company subsidiaries (a):
General	$4,802.9	$4,244.0	$496.8	$285.0	$332.2
Title	813.4	648.3	285.7	182.6	145.1
RFIG Run-off	127.2	118.5	27.3	1.9	(62.8)
Life & Accident	54.5	50.3	3.6	3.3	3.9
Sub-total	5,798.0	5,061.1	813.4	472.8	418.4
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	1,019.3	753.1	177.0	28.4	153.2
Unadjusted totals	6,817.3	5,814.2	990.4	501.0	571.6
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	221.1	211.7	9.4	7.4	9.4
Investment adjustments	234.8	589.7	606.6	4.5	466.3
Non-admitted assets	143.6	139.0	—	—	—
Deferred income taxes	(144.1)	(203.0)	(135.3)	23.6	(5.8)
Mortgage contingency reserves	257.7	316.7	—	—	—
Title insurance premium reserves	735.0	625.6	109.4	53.9	25.8
Losses, claims and settlement expenses	(523.9)	(474.8)	(48.7)	(24.8)	(7.9)
Surplus notes	(869.0)	(841.5)	—	—	—
Sundry adjustments	20.1	8.8	2.4	(7.3)	(3.2)
Total adjustments	75.6	372.2	543.6	57.5	484.5
Consolidated GAAP totals	$6,893.2	$6,186.6	$1,534.3	$558.6	$1,056.4
__________

(a)    The insurance laws of the respective states in which the Company’s insurance subsidiaries are incorporated prescribe minimum capital and surplus requirements for the lines of business they are licensed to write. For domestic property and casualty and life and accident insurance companies the National Association of Insurance Commissioners also prescribes risk-based capital ("RBC") requirements. The RBC is a measure of statutory capital in relationship to a formula-driven definition of risk relative to a company’s balance sheet and mix of business. The combined RBC ratio of our primary General Insurance subsidiaries was 656% and 625% of the company action level RBC at December 31, 2021 and 2020, respectively. The minimum capital requirements for the Company’s Title Insurance subsidiaries are established by statute in the respective states of domicile. The minimum regulatory capital requirements are not significant in relationship to the recorded statutory capital of the Company’s Title and Life & Accident insurance subsidiaries. At December 31, 2021 and 2020 each of the Company’s General, Title, RFIG Run-off and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements.

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

Investments - The Company classifies its fixed maturity securities as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of June 30, 2020 the Company changed its intent to hold its tax exempt municipal bond portfolio until maturity and consequently, reclassified these securities from their previous held to maturity designation to available for sale. As a result, cumulative net of tax unrealized gains of $48.5 were recognized in other comprehensive income as of that date. The Company's entire fixed maturity portfolio is now classified as available for sale.

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

The status and fair value changes of each of the fixed maturity investments are reviewed at least once per quarter during the year to assess whether a decline in fair value of an investment below its cost basis is the result of a credit loss. Factors considered in making this assessment include a security's market price history, as well as the issuer's operating results, financial condition and liquidity, its ability to access capital markets and to make scheduled principal or interest payments, credit rating trends, most current audited financial statements, industry and securities markets conditions and analyst expectations. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At December 31, 2021, the Company and its subsidiaries did not have significant amounts of non-income producing fixed maturity or equity securities.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 22% of 2021, 25% of 2020 and 25% of 2019 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies.

The Company recognized total contract revenue from customers of $210.2, $192.2 and $184.3 during 2021, 2020 and 2019, respectively. Of these amounts, approximately $127.0, $114.1 and $115.9 were generated from claims handling and related ancillary services (i.e. risk control services) provided to customers within the Company’s General Insurance segment. Claims handling revenues are recognized on a straight-line basis over the contract period (generally one year) which is commensurate with the entity’s efforts relative to claims adjudication. The related ancillary services revenues are recognized as services are provided and invoiced to the customer. Additionally, revenues from contracts with customers generated from the Company’s Title Insurance segment, consisting primarily of software licensing arrangements and electronic recording services totaled $75.6, $72.0 and $62.2 for the years ended December 31, 2021, 2020 and 2019, respectively. Such revenues are generally recognized at a point in time upon completion and invoicing of the services, or in the case of software maintenance agreements, on a straight-line basis over the life of the contract (generally one year).

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

All reserves are therefore based on estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders' dividends, all of which tend to be affected by development of claims in future years, may offset, in whole or in part, favorable or unfavorable claim developments for certain coverages such as workers' compensation, portions of which are written under loss sensitive programs that provide for such adjustments. Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made nor is any guaranty given that ultimate net claim and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates.

General Insurance reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Losses and claims incurred but not reported ("IBNR"), as well as expenses required to settle losses and claims are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. As applicable, estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves. Overall claim and claim expense reserves incorporate amounts covering net estimates of unusual claims such as those emanating from asbestosis and environmental ("A&E") exposures. Such reserves can affect claim costs and related claim ratios for such insurance coverages as general liability, commercial automobile (mostly trucking), workers' compensation, and property.

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

The Company has the legal right to rescind mortgage insurance coverage unilaterally as expressly stated in its policy. Moreover, two federal courts that have considered that policy wording have each affirmed that right. According to the policy, if any of those representations are materially false or misleading with respect to a loan, the Company has the right to cancel or rescind coverage for that loan retroactively to commencement of the coverage. In recent years, the incidence of rescissions has been immaterial.

In addition to the above reserve elements, the Company establishes reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of known and IBNR claims.

Reinsurance - The cost of reinsurance is recognized over the terms of reinsurance contracts. Amounts recoverable from reinsurers for loss and loss adjustment expenses are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers on a regular basis and allowances are established for estimated credit losses. See Note 9 - Credit Losses for further discussion.

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

Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $27.2, $26.9 and $26.8 in 2021, 2020, and 2019, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

Goodwill and Intangible Assets - Goodwill resulting from business combinations is not amortizable against operations but must be tested annually for possible impairment of its continued value. Intangible assets with definitive lives are amortized against future operating results; whereas indefinite-lived intangibles are tested annually for impairment. Annual testing did not result in any impairment charges for the periods presented and reporting units with goodwill balances had estimated fair values in excess of their carrying values. The Company's consolidated goodwill balance of $174.5 and $175.1 as of December 31, 2021 and 2020, respectively, is included as part of sundry assets in the consolidated balance sheets. No significant changes to goodwill balances occurred in either period.

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

The Company has a stock based compensation plan in effect for certain key employees. Stock options granted under this plan are valued using the Black-Scholes-Merton option pricing model and are generally expensed on a straight line basis over the vesting period.

Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance segment real estate transactions in the same amounts ($2,662.4 and $1,718.1 at December 31, 2021 and 2020, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

Note 2 - Investments

The amortized cost and estimated fair values by type and contractual maturity of fixed maturity securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturity Securities by Type:
December 31, 2021:
U.S. & Canadian Governments	$2,121.6	$44.8	$7.9	$2,158.5
Tax-exempt	944.9	44.3	—	989.2
Corporate	7,372.1	220.0	64.2	7,527.9
	$10,438.6	$309.2	$72.2	$10,675.7

December 31, 2020:
U.S. & Canadian Governments	$1,967.1	$96.4	$.3	$2,063.2
Tax-exempt	997.1	66.3	—	1,063.5
Corporate	6,933.3	440.1	3.4	7,370.0
	$9,897.6	$602.9	$3.8	$10,496.8

	Amortized Cost	Estimated Fair Value
Fixed Maturity Securities Stratified by Contractual Maturity at December 31, 2021:
Due in one year or less	$1,224.4	$1,234.4
Due after one year through five years	5,187.5	5,383.3
Due after five years through ten years	3,920.1	3,951.6
Due after ten years	106.5	106.2
	$10,438.6	$10,675.7

Bonds and other investments with a statutory carrying value of $958.6 as of December 31, 2021 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual fixed maturity securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021:

Fixed Maturity Securities:
U.S. & Canadian Governments	$761.8	$6.2	$43.2	$1.6	$805.0	$7.9
Corporate	2,032.8	55.5	174.1	8.7	2,207.0	64.2
	$2,794.7	$61.8	$217.3	$10.3	$3,012.0	$72.2

Number of securities in
unrealized loss position		419		32		451

December 31, 2020:

Fixed Maturity Securities:
U.S. & Canadian Governments	$416.4	$.3	$—	$—	$416.4	$.3
Corporate	333.6	3.4	—	—	333.6	3.4
	$750.0	$3.8	$—	$—	$750.0	$3.8

Number of securities in
unrealized loss position		74		3		77

In the above tables the unrealized losses on fixed maturity securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers its intent and ability to continue to hold the securities until cost recovery, principally in consideration of its asset and liability maturity matching objectives. The Company recorded no allowance for credit losses as of December 31, 2021 and 2020. Impairment charges of $2.0 were recorded during the year ended December 31, 2019.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021	$3,766.5	$1,620.8	$84.5	$5,302.8
December 31, 2020	$3,269.7	$1,028.1	$243.0	$4,054.8

During 2021, 2020 and 2019, the Company recognized pretax unrealized investment gains (losses) of $751.1, $(156.2) and $599.5, respectively, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at December 31, 2021, 2020 and 2019 were $771.0, $(130.9) and $586.9, respectively, for the years then ended.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of December 31, 2021 and 2020.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2021:	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. & Canadian Governments	$1,453.8	$704.6	$—	$2,158.5
Tax-exempt	—	989.2	—	989.2
Corporate	—	7,517.4	10.5	7,527.9
Short-term investments	565.7	—	—	565.7
Equity securities	$5,300.8	$—	$1.9	$5,302.8

As of December 31, 2020:
Fixed maturity securities:
U.S. & Canadian Governments	$1,262.2	$801.0	$—	$2,063.2
Tax-exempt	—	1,063.5	—	1,063.5
Corporate	—	7,359.5	10.5	7,370.0
Short-term investments	749.6	—	—	749.6
Equity securities	$4,052.9	$—	$1.8	$4,054.8

There were no transfers between Levels 1, 2 or 3 during 2021 or 2020.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2021	2020	2019
Investment income from:
Fixed maturity securities	$280.6	$289.8	$300.3
Equity securities	157.5	149.8	141.3
Short-term investments	.1	2.2	10.1
Other sources	2.1	3.5	5.8
Gross investment income	440.4	445.6	457.7
Investment expenses (a)	6.1	6.6	6.9
Net investment income	$434.3	$438.9	$450.7

Investment gains (losses):
From actual transactions:
Fixed maturity securities:
Gains	$3.4	$10.9	$9.7
Losses	(1.9)	(18.4)	(11.7)
Net	1.5	(7.4)	(1.9)
Equity securities:
Gains	68.0	22.5	153.1
Losses	(62.8)	(1.2)	(109.9)
Net	5.1	21.3	43.2
Other long-term investments, net	.2	.3	(2.5)
Total from actual transactions	6.9	14.2	38.6
From impairments	—	—	(2.0)
From unrealized changes in fair value of equity securities	751.1	(156.2)	599.5
Total realized and unrealized investment gains (losses)	758.0	(142.0)	636.1
Current and deferred income taxes (credits)	159.6	(29.8)	133.8
Net of tax realized and unrealized investment gains (losses)	$598.4	$(112.1)	$502.2

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity on:
Fixed maturity securities	$(361.2)	$339.4	$362.6
Less: Deferred income taxes (credits)	(76.2)	71.6	76.3
	(284.9)	267.7	286.2

Other long-term investments	(2.5)	3.2	1.2
Less: Deferred income taxes (credits)	(.5)	.6	0.2
	(2.0)	2.5	1.0
Net changes in unrealized investment gains (losses), net of tax	$(287.0)	$270.3	$287.2
__________

(a)    Investment expenses largely consist of personnel costs and investment management and custody service fees.

Note 3 - Deferred Policy Acquisition Costs

The following table shows the components of deferred policy acquisition costs:

Years Ended December 31:	2021	2020	2019
Deferred, beginning of year	$328.0	$325.4	$316.3
Acquisition costs deferred:
Commissions - net of reinsurance	340.9	326.0	360.8
Premium taxes	135.2	127.4	130.2
Salaries and other underwriting expenses	48.3	50.7	50.3
Sub-total	524.6	504.2	541.4
Amortization charged to income	(502.2)	(501.5)	(532.2)
Change for the year	22.4	2.6	9.1
Deferred, end of year	$350.4	$328.0	$325.4

Note 4 - Losses, Claims and Settlement Expenses

The following table shows changes in aggregate reserves for the Company's losses, claims and settlement expenses:

Years Ended December 31:	2021	2020	2019
Gross reserves at beginning of year	$10,671.0	$9,929.5	$9,471.2
Less: reinsurance losses recoverable	3,650.5	3,249.7	3,006.3
Net reserves at beginning of year:
General Insurance	6,328.0	6,021.3	5,766.1
Title Insurance	556.1	530.9	533.4
RFIG Run-off	127.6	118.9	154.5
Other	8.6	8.4	10.8
Sub-total	7,020.4	6,679.7	6,464.9
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,418.3	2,380.5	2,422.7
Title Insurance	160.6	117.2	99.5
RFIG Run-off	19.3	48.8	41.1
Other	12.0	11.2	14.1
Sub-total	2,610.4	2,557.8	2,577.6
Change in provision for insured events of prior years:
General Insurance	(137.9)	(27.4)	14.5
Title Insurance	(47.6)	(41.8)	(32.1)
RFIG Run-off	(21.1)	(11.9)	(9.4)
Other	(3.9)	(2.5)	(3.9)
Sub-total	(210.6)	(83.8)	(30.9)
Total incurred claims and claim adjustment expenses	2,399.7	2,474.0	2,546.6
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	781.5	783.2	835.4
Title Insurance	21.4	4.6	3.6
RFIG Run-off	.2	1.1	3.3
Other	7.7	6.4	9.1
Sub-total	810.9	795.5	851.5
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	1,239.8	1,263.1	1,346.6
Title Insurance	53.4	45.4	66.2
RFIG Run-off	14.3	27.0	64.0
Other	1.3	2.0	3.3
Sub-total	1,309.0	1,337.7	1,480.2
Total payments	2,120.0	2,133.2	2,331.7
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each year, net of reinsurance losses recoverable:
General Insurance	6,587.0	6,328.0	6,021.3
Title Insurance	594.2	556.1	530.9
RFIG Run-off	111.2	127.6	118.9
Other	7.6	8.6	8.4
Sub-total	7,300.2	7,020.4	6,679.7
Reinsurance losses recoverable	4,125.3	3,650.5	3,249.7
Gross reserves at end of year	$11,425.5	$10,671.0	$9,929.5

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments of 3.0%, 1.3%, and .5% for 2021, 2020 and 2019, respectively, with average favorable annual developments of 1.6%. The Company believes that the factors most responsible, in varying and continually changing degrees, for favorable or unfavorable reserve developments include, as to many general insurance coverages, the effect of reserve discounts applicable to workers' compensation claims, changes in severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, changes in inflation rates applicable to repairs and the medical portion of claims in particular, and changes in claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above. Specifically, in 2021 General Insurance favorable development was higher due predominantly to better than expected claims experience related to workers' compensation and commercial automobile reserves on older, more developed years. Favorable development experienced in Title Insurance reflects the declining claims activity since the Great Recession years. With respect to the RFIG Run-off segment, changes in favorable or unfavorable reserve development result from sales and prices of homes that can impact claim costs upon the disposition of foreclosed properties, changes in regional or local economic conditions and employment levels, the number of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported.

Federal Black Lung Regulations

Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a reevaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted. Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since 2001 black lung claims filed or refiled pursuant to these revised regulations have increased, though the volume of new claim reports has abated in recent years.

In March 2010, federal regulations were revised once again as part of the Patient Protection and Affordability Act. These revisions reinstitute two provisions that can potentially benefit claimants. In response to this legislation and the above noted 2001 change, black lung claims filed or refiled have risen once again. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience as well as assumptions relative to the effect of the revised regulations.

Asbestosis and Environmental (A&E) Reserves

At December 31, 2021 and 2020, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $118.1 and $127.6 gross, respectively, and $77.2 and $82.4 net of reinsurance, respectively.

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various A&E claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $500 thousand or less as to each claim.

Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims generally involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims. Inconsistent court decisions stem from such questions as: when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage.

Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for A&E claims. As of December 31, 2021, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. Based on average annual claims payments during the five most recent calendar years, such reserves represented a paid loss survival ratio of 5.9 years (gross) and 6.8 years (net of reinsurance) as of December 31, 2021 and 6.3 years (gross) and 7.1 years (net of reinsurance) as of December 31, 2020. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2021, incurred A&E claim and related loss settlement costs have averaged .3% of average annual General Insurance claims and related settlement costs.

The following represents the Company's incurred and paid loss development tables for the major types of insurance coverages as of December 31, 2021. The information about incurred and paid claims development for the years ended December 31, 2012 to 2020 is presented as supplementary information.

Workers' Compensation

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2021
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$629.3	$647.2	$670.6	$678.1	$676.4	$671.1	$660.5	$654.7	$651.1	$646.5	$67.4	49,924
2013		700.9	705.3	716.9	722.7	726.3	717.2	689.7	691.0	686.7	83.2	49,025
2014			780.9	792.8	786.4	784.9	777.0	763.3	724.4	705.4	96.3	54,162
2015				794.3	792.6	787.3	785.5	769.1	742.4	695.8	167.2	55,203
2016					756.1	752.9	745.7	730.5	712.6	692.8	252.3	52,451
2017						727.0	713.9	700.3	683.4	676.3	239.6	51,736
2018							698.6	691.5	681.0	665.9	274.6	52,290
2019								664.6	657.4	653.2	212.6	51,652
2020									560.9	569.4	222.1	45,285
2021										500.3	280.9	35,347
									Total	$6,492.7	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$113.1	$265.8	$361.8	$426.7	$469.5	$496.6	$518.4	$531.5	$539.5	$545.2
2013		107.6	274.3	381.2	449.8	501.9	526.8	547.0	558.3	565.4
2014			116.9	293.7	397.1	466.0	499.5	524.8	544.9	554.6
2015				109.0	274.9	379.3	435.1	466.7	484.7	499.8
2016					102.5	253.5	334.4	383.5	408.4	425.2
2017						99.6	244.6	334.8	383.1	414.3
2018							94.8	240.6	320.5	367.2
2019								102.9	239.8	329.6
2020									84.3	211.6
2021										80.1
									Total	$3,993.4	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$6,492.7
Less: net paid claims and allocated claim adjustment expenses (B)										3,993.4
Sub-total										2,499.3
All outstanding liabilities before 2012, net of reinsurance										631.1
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$3,130.4

General Liability

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2021
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$95.0	$91.2	$89.2	$100.9	$107.3	$109.6	$108.2	$105.6	$105.0	$104.7	$7.7	5,274
2013		95.7	96.7	96.5	107.8	106.7	106.0	101.4	102.2	101.7	7.1	5,533
2014			107.0	110.4	109.4	111.0	117.0	117.1	112.3	112.8	9.5	6,012
2015				96.0	96.3	99.2	102.3	104.8	105.8	99.8	14.4	5,565
2016					92.4	96.7	98.8	100.3	101.0	104.4	27.5	83,202
2017						111.2	121.4	129.6	132.8	135.2	14.7	458,875
2018							120.5	119.7	125.1	135.4	28.2	459,814
2019								133.5	131.9	138.9	48.0	373,991
2020									112.4	111.7	71.5	5,211
2021										94.2	66.3	4,012
										$1,139.3	(A)

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

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$5.5	$18.8	$36.0	$50.8	$67.4	$75.8	$86.4	$90.8	$93.2	$93.9
2013		4.0	13.6	34.4	58.5	76.1	85.1	86.9	88.1	90.4
2014			5.8	15.8	32.0	52.8	73.5	82.8	88.9	94.9
2015				6.3	16.0	29.5	47.4	64.5	70.7	75.0
2016					7.1	18.5	34.8	47.7	58.0	66.9
2017						5.7	25.9	50.1	76.9	95.5
2018							6.9	28.8	48.9	70.9
2019								6.4	29.5	53.6
2020									4.2	12.5
2021										5.7
										$659.7	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$1,139.3
Less: net paid claims and allocated claim adjustment expenses (B)										659.7
Sub-total										479.6
All outstanding liabilities before 2012, net of reinsurance										151.1
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$630.7

Commercial Automobile

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2021
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$622.5	$619.6	$603.9	$575.0	$573.1	$558.6	$558.0	$552.1	$551.4	$553.2	$4.1	98,053
2013		661.5	665.4	668.5	669.6	659.7	646.4	633.4	632.5	634.7	8.5	96,998
2014			687.8	689.2	691.7	688.0	688.6	687.8	683.8	683.0	11.4	103,235
2015				712.4	710.5	729.7	721.4	720.7	703.4	700.6	6.3	104,804
2016					755.9	768.9	786.0	780.8	779.3	762.1	15.3	110,708
2017						788.7	819.1	869.2	874.4	867.9	32.5	117,518
2018							883.2	947.9	989.9	992.1	46.4	129,003
2019								931.1	959.7	954.8	58.6	138,056
2020									941.1	913.7	116.9	116,059
2021										989.4	128.3	103,795
										$8,052.0	(A)

* Reported claims are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$229.0	$351.4	$442.9	$498.6	$525.9	$539.1	$543.9	$545.3	$545.5	$546.5
2013		248.3	398.1	511.0	578.1	611.5	622.9	626.3	619.5	620.9
2014			267.4	430.5	536.9	605.4	640.3	664.9	658.4	664.3
2015				265.1	438.9	541.8	626.2	669.7	680.6	687.3
2016					290.2	469.6	585.1	677.8	710.8	725.5
2017						307.9	512.0	657.1	746.5	791.2
2018							330.0	557.5	730.4	836.7
2019								330.4	549.0	681.6
2020									290.1	464.3
2021										302.7
										$6,321.4	(B)

Net incurred claims and allocated claim adjustment expenses (A)										$8,052.0
Less: net paid claims and allocated claim adjustment expenses (B)										6,321.4
Sub-total										1,730.6
All outstanding liabilities before 2012, net of reinsurance										5.9
Liabilities for claims and allocated claim adjustment expenses, net of reinsurance										$1,736.5

The following represents a reconciliation of the incurred and paid loss development tables to total claim and loss adjustment expense reserves as reported in the consolidated balance sheets.

	December 31,
	2021	2020

Net claim and allocated loss adjustment expense reserves:
Workers' compensation (a)	$2,955.6	$3,044.1
General liability	630.7	641.5
Commercial automobile	1,736.5	1,591.5
Three above coverages combined	5,322.8	5,277.2
Other short-duration insurance coverages	979.3	782.4
Subtotal	6,302.2	6,059.7

Reinsurance recoverable on claim reserves:
Workers' compensation	1,937.4	1,885.0
General liability	693.6	667.9
Commercial automobile	1,113.5	788.3
Three above coverages combined	3,744.7	3,341.3
Other short-duration insurance coverages	376.2	303.8
Subtotal	4,120.9	3,645.1

Insurance coverages other than short-duration	674.1	654.5
Unallocated loss adjustment expense reserves	328.2	311.6
	1,002.4	966.2
Gross claim and loss adjustment expense reserves	$11,425.5	$10,671.0
__________

(a) Long-term disability type workers' compensation reserves are discounted to present value based on interest rates generally ranging from 3.0% to 4.0%. The amount of discount reflected in the year-end net reserves totaled $174.8 and $196.9 as of December 31, 2021 and 2020, respectively. Interest accretion of $42.0, $35.7 and $34.5 for the years ended December 31, 2021, 2020, and 2019, respectively, was recognized as unfavorable development of prior year reserves within benefits, claims and settlement expenses in the consolidated statements of income.

The table below is supplementary information and presents the historical average annual percentage payout of incurred claims by age, net of reinsurance.

	Supplementary Information (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10

Workers' compensation	15.6%	22.8%	13.9%	8.4%	5.3%	3.3%	2.8%	1.7%	1.1%	.9%
General liability	5.2%	11.9%	16.3%	17.5%	15.4%	8.0%	5.4%	3.6%	2.3%	.8%
Commercial automobile	36.1%	22.9%	16.0%	10.8%	5.2%	2.3%	.4%	—%	.1%	.2%

Note 5 - Reinsurance and Retention Limits

In order to maintain premium production within its capacity and limit maximum losses for which it might become liable under its policies, Old Republic, as is the common practice in the insurance industry, may cede all or a portion of its premiums and related liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium and a large variety of risk-sharing procedures and arrangements for parts of its business in order to reduce underwriting losses for which it might become liable under insurance policies it issues. To the extent that any reinsurance companies, retrospective related risks, or producers might be unable to meet their obligations under existing reinsurance, retrospective insurance and production agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, securing indemnity agreements, obtaining surety bonds, or otherwise collateralizing such obligations through irrevocable letters of credit, cash or securities.

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most events to a maximum of: $5.2 for workers' compensation; $7.0 for commercial automobile (mostly trucking) liability; $7.0 for general liability; $12.0 for executive protection (directors & officers and errors &

omissions); $2.0 for aviation; and $6.0 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. The average direct primary mortgage guaranty exposure is (in whole dollars) $37,000 per insured loan.

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

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger was $200.0 for 2021. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% in 2015 and declined by one percentage point per year until it reached 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposure.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by irrevocable letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or high deductible policies. Estimates of credit losses are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries. See Note 9.

At December 31, 2021, General Insurance segment's ten largest reinsurers represented approximately 58% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Day One Insurance, Inc. the largest reinsurer representing 14.2% of the total recoverable balance. Of the balances due from these ten reinsurers, 52.1% was recoverable from A or better rated reinsurance companies, 24.6% from domestic unrated companies and 23.3% from foreign unrated companies.

The following information relates to reinsurance and related data for the General Insurance segment for the three years ended December 31, 2021. Reinsurance transactions of the Title Insurance and RFIG Run-off segments and the small life and accident insurance operation are not material.

Years Ended December 31:		2021	2020	2019
General Insurance
Written premiums:	Direct	$5,691.3	$5,206.9	$4,966.4
	Assumed	74.0	70.6	66.9
	Ceded	$2,084.4	$1,846.2	$1,564.3

Earned premiums:	Direct	$5,509.1	$5,030.2	$4,857.0
	Assumed	73.7	70.3	56.4
	Ceded	$2,027.3	$1,706.3	$1,481.1
Claims ceded		$1,255.6	$1,100.7	$910.2

Note 6 - Income Taxes

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

Years Ended December 31:	2021	2020	2019
Statutory tax rate (credit)	21.0%	21.0%	21.0%
Tax rate increases (decreases):
Tax-exempt interest	(.2)	(.5)	(.2)
Dividends received exclusion	(.7)	(1.8)	(.9)
Meals & entertainment	.1	.1	.2
Prior year adjustments	—	—	—
Other items - net	—	.1	—
Effective tax rate (credit)	20.2%	18.9%	20.1%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2021	2020	2019
Deferred Tax Assets:
Losses, claims, and settlement expenses	$214.2	$201.6	$195.2
Pension and deferred compensation plans	42.4	63.0	48.3
Net operating loss carryforward	9.6	11.7	13.8
AMT credit carryforward	9.0	9.0	9.0
Operating leases	49.7	52.0	49.9
Other temporary differences	12.3	15.7	15.0
Total deferred tax assets	337.5	353.2	331.4
Deferred Tax Liabilities:
Unearned premium reserves	61.0	41.6	34.5
Deferred policy acquisition costs	68.5	65.0	63.7
Amortization of fixed maturity securities	5.2	4.4	3.4
Net unrealized investment gains	372.6	295.9	257.8
Title plants and records	2.8	2.8	2.9
Tax reform transition adjustment on unpaid losses, claims and
settlement expenses	13.8	17.2	19.5
Operating leases	45.8	48.4	46.8
Other temporary differences	17.2	14.9	14.7
Total deferred tax liabilities	586.9	490.6	443.5
Net deferred tax assets (liabilities)	$(249.5)	$(137.3)	$(112.2)

At December 31, 2021, the Company had available net operating loss ("NOL") carryforwards of $45.7 which will expire in years 2023 through 2029, and a $9.0 alternative minimum tax ("AMT") credit carryforward. The NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code and is available to reduce future years' taxable income by a maximum of $9.8 each year until expiration.

In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all gross deferred tax assets at year-end 2021 will more likely than not be fully realized.

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service ("IRS") could assert that claim reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statements of income. The Company is not currently under audit by the IRS and 2018 and subsequent tax years remain open.

Note 7 - Employee Benefit Plans

The funded status of the Company's pension plan is reflected below.

Years Ended December 31:	2021	2020	2019
Projected benefit obligation at beginning of year	$639.7	$586.4	$530.1
Increases (decreases) during the year attributable to:
Interest cost	15.2	19.1	22.6
Actuarial (gains) losses	(22.2)	60.8	59.8
Benefits paid	(28.0)	(26.6)	(26.0)
Net increase (decrease) for the year	(35.1)	53.3	56.3
Projected benefit obligation at end of year	$604.6	$639.7	$586.4

Years Ended December 31:	2021	2020	2019
Fair value of net assets available for plan benefits
At beginning of the year	$479.6	$492.8	$430.2
Increases (decreases) during the year attributable to:
Actual return on plan assets	104.4	6.8	82.1
Sponsor contributions	—	6.6	6.5
Benefits paid	(28.0)	(26.6)	(26.0)
Net increase (decrease) for year	76.3	(13.1)	62.5
Fair value of net assets available for plan benefits
At end of the year	$556.0	$479.6	$492.8

Funded status	$(48.6)	$(160.1)	$(93.6)
Amounts recognized in accumulated other comprehensive income	$(123.2)	$(224.8)	$(140.5)

Funding of the Plan is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuation, as well as the maintenance of certain funding levels relative to regulatory requirements. The Company currently does not expect to make cash contributions in calendar year 2022 based on minimum funding requirements.

Net periodic pension expense (income) recognized during 2021, 2020 and 2019 was $(9.8), $(11.0), and $(3.0), respectively.

The projected benefit obligation and net periodic benefit cost for the Plan were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2021	2020	2021	2020	2019
Settlement discount rates	2.80%	2.45%	2.45%	3.35%	4.40%
Long-term rates of return on plan assets	N/A	N/A	7.00%	7.00%	7.00%

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

			Investment Policy Asset Allocation % Range Target
As of December 31:	2021	2020
Equity securities:
Common shares of Company stock	12.5%	11.7%
Other	74.6	74.0
Sub-total	87.1	85.7	40% to 80%
Fixed maturity securities	10.4	10.6	15% to 60%
Other	2.5	3.7	1% to 10%
Total	100.0%	100.0%

Quoted values and other data provided by the respective investment custodians are used as inputs for determining fair value of the Plan's debt and equity securities. The custodians are understood to obtain market quotations and actual transaction prices for securities that have quoted prices in active markets and use their own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the investment custodian uses observable market inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.

The following tables present a summary of the Plan's assets segregated among the various input levels described in Note 2.

	Fair Value Measurements
As of December 31, 2021:	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$69.5	$—	$—	$69.5
Other	414.5	—	—	414.5
Sub-total	484.1	—	—	484.1
Fixed maturity securities	—	57.9	—	57.9
Other	7.2	—	2.6	9.9
Total at fair value	$491.3	$57.9	$2.6	551.9
Securities at net asset value				4.0
Total				$556.0

As of December 31, 2020:
Equity securities:
Common shares of Company stock	$55.7	$—	$—	$55.7
Other	341.7	—	—	341.7
Sub-total	397.4	—	—	397.4
Fixed maturity securities	2.0	49.0	—	51.0
Other	9.6	—	4.5	14.2
Total at fair value	$409.1	$49.0	$4.5	462.7
Securities at net asset value				16.8
Total				$479.6

Level 1 assets include U.S. Treasury notes, publicly traded common stocks, mutual funds and short-term investments. Level 2 assets generally include corporate and government agency bonds. Level 3 assets primarily consist of an immediate participation guaranteed fund.

The benefits expected to be paid as of December 31, 2021 for the next 10 years are as follows: 2022: $31.9; 2023: $32.8; 2024: $33.4; 2025 $33.8; 2026: $34.4 and for the five years after 2026: $170.5.

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2021	2020	2019
Employees Savings and Stock Ownership Plan ("ESSOP")	$44.6	$30.6	$21.7
Other profit sharing plans	26.1	24.0	18.4
Cash and deferred incentive compensation	$71.6	$53.7	$48.3

A majority of the Company's employees participate in the ESSOP. Company contributions are provided in the form of Old Republic common stock. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock; dividends on unallocated shares are used to pay debt service costs. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. During 2015, the ESSOP purchased 2,200,000 shares of Old Republic common stock for $34.0. The purchases were financed by a loan from the Company. During 2018, the ESSOP purchased 2,383,625 shares of Old Republic common stock for $50.0 and during 2020, the ESSOP purchased 3,337,000 shares of Old Republic common stock for $50.0. These purchases were financed by loans to the ESSOP from participating subsidiaries. As of December 31, 2021, there were 18,991,924 Old Republic common shares owned by the ESSOP, of which 12,958,437 were allocated to employees' account balances. There are no repurchase obligations in existence.

As periodically amended, the Company has had a stock based compensation plan in effect for certain eligible employees since 1978. Under the 2016 Incentive Compensation Plan (the "Incentive Plan"), 15.0 million shares became available for future awards. The maximum number of options available as of December 31, 2021 for future issuance under this amended plan was approximately 4.7 million shares.

The exercise price of stock options is equal to the closing market price of the Company's common stock on the date of grant, and the contractual life of the grant is generally ten years from the date of grant. Options granted may be exercised to the extent of 10% of the number of shares covered thereby as of December 31st of the year of the grant and, cumulatively, to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively. Options granted to employees who meet certain retirement eligibility provisions are fully vested on the date of grant.

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2021	2020	2019
Stock based compensation expense	$3.2	$2.1	$3.7
Income tax benefit	$.6	$.4	$.7

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

	2021	2020	2019
Expected volatility	.20	.17	.18
Expected dividends	4.76%	5.72%	4.10%
Expected term (in years)	7	7	7
Risk-free rate	1.21%	.72%	2.54%

A summary of stock option activity under the Incentive Plan as of December 31, 2021, 2020 and 2019, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2021		2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,494,651	$18.36	8,009,237	$18.43	7,163,567	$17.24
Granted	2,216,250	21.30	1,901,100	17.24	1,777,500	21.14
Exercised	3,259,273	17.28	397,653	14.44	848,923	14.14
Forfeited and expired	107,158	18.32	18,033	16.72	82,907	17.05
Outstanding at end of year	8,344,470	19.57	9,494,651	18.36	8,009,237	18.43

Exercisable at end of year	4,652,951	$19.22	6,138,602	$17.81	5,100,009	$17.18

Weighted average fair value of
options granted during the year (a)	$1.86	per share	$.88	per share	$2.35	per share
__________

(a) Based on the Black-Scholes-Merton option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2021 follows:

				Options Outstanding			Options Exercisable
					Weighted - Average			Weighted Average Exercise Price
Exercise Prices			Year of Grant	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable
$10.80			2012	26,925	0.25	$10.80	26,925	$10.80
$12.57			2013	133,225	1.25	12.57	133,225	12.57
$16.06			2014	256,700	2.25	16.06	256,700	16.06
$15.26			2015	310,157	3.25	15.26	310,157	15.26
$18.14			2016	498,291	4.25	18.14	498,291	18.14
$19.98			2017	867,958	5.25	19.98	867,958	19.98
$20.98			2018	1,133,162	6.25	20.98	830,420	20.98
$21.12	to	$21.99	2019	1,486,282	7.25	21.14	820,072	21.14
$16.17	to	$22.72	2020	1,587,670	8.25	17.21	487,334	17.44
$21.30			2021	2,044,100	9.25	21.30	421,869	21.30
Total				8,344,470		$19.57	4,652,951	$19.22

As of December 31, 2021, there was $3.4 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2021	2020	2019
Cash received from stock option exercise	$56.3	$5.7	$12.0
Intrinsic value of stock options exercised	24.2	2.8	6.8
Actual tax benefit realized for tax deductions from stock options exercised	$5.0	$.5	$1.4

At December 31, 2021, the Company had restricted common stock issued to certain employees which are expected to vest over a weighted average period of approximately 3 years. During the vesting period, restricted shares are nontransferable and subject to forfeiture. Compensation expense for the restricted stock award is recognized over the vesting period of the award and was immaterial for the years ended December 31, 2021, 2020 and 2019.

Note 8 - Net Income Per Share

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

Years Ended December 31:	2021	2020	2019
Numerator:
Basic and diluted earnings per share -
income (loss) available to common stockholders	$1,534.3	$558.6	$1,056.4
Denominator:
Basic earnings per share -
weighted-average shares (a)	301,945,319	298,407,921	299,885,468
Effect of dilutive securities - stock based compensation awards	1,722,350	490,752	1,342,247
Diluted earnings per share -
adjusted weighted-average shares (a)	303,667,669	298,898,673	301,227,715
Earnings per share: Basic	$5.08	$1.87	$3.52
Diluted	$5.05	$1.87	$3.51

Anti-dilutive common stock equivalents
excluded from earning per share computations:
Stock based compensation awards	—	5,853,469	1,200,250

__________

(a) In calculating earnings per share, accounting standards require that common shares owned by the Company's ESSOP that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all other common shares.

Note 9 - Credit Losses

Effective January 1, 2020, the Company adopted the FASB's accounting guidance on current expected credit losses ("CECL") which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of certain financial assets measured at amortized cost, primarily including the Company’s reinsurance recoverables, and its accounts and notes receivable. CECL replaced the incurred loss impairment model that recognized losses when a probability threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased and at subsequent measurement dates. The expected credit losses, and subsequent adjustment to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the asset presented on the consolidated balance sheets.

The guidance relating to financial assets measured at amortized cost was adopted on a modified retrospective basis, resulting in a net of tax adjustment to January 1, 2020 retained earnings of $2.3. The Company’s January 1, 2020 credit loss allowance of $30.1 was comprised of $14.5 related to reinsurance recoverables, $15.5 related to accounts and notes receivable, and an immaterial amount related to held to maturity securities. The allowance was comprised of $16.0 related to reinsurance recoverables as of both December 31, 2021 and 2020, and $24.1 and $20.5 related to accounts and notes receivable, as of December 31, 2021 and 2020, respectively. No significant changes were made to the allowance during 2021 or 2020.

The guidance also modifies the impairment model for available for sale fixed maturity securities by requiring the recognition of credit losses through an allowance account, as opposed to a charge that cannot be revised should the underlying security recover. Under the guidance, the length of time a security has been in an unrealized loss position will no longer impact the determination as to whether a credit loss exists. The revised guidance for available for sale fixed maturity securities was adopted on a prospective basis and the related disclosures summarizing this standard's impact on the Company's investment portfolio are included in Note 2.

The Company is not exposed to material concentrations of credit risks as to any one issuer of investment securities.

Note 10 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

December 31:	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes issued in 2014 and due 2024	$398.4	$435.8	$397.9	$457.7
3.875% Senior Notes issued in 2016 and due 2026	547.3	597.0	546.8	634.1
3.850% Senior Notes issued in 2021 and due 2051	642.6	702.9	—	—
Other miscellaneous debt	—	—	21.7	21.7
Total debt	$1,588.5	$1,735.7	$966.4	$1,113.6

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

During 2021, 2020 and 2019, $55.9, $42.5 and $43.2, respectively, of interest expense on debt was charged to consolidated operations.

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt securities that are classified within Level 2 of the fair value hierarchy as presented below. The Company uses an internally generated interest yield market matrix table, which incorporates maturity, coupon rate, credit quality, structure and current market conditions to estimate the fair value of its debt securities that are classified within Level 3.

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 2 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
December 31, 2021	$1,588.5	$1,735.7	$—	$1,735.7	$—
December 31, 2020	$966.4	$1,113.6	$—	$1,091.9	$21.7

Note 11 - Shareholders' Equity

Preferred Stock - At December 31, 2021, there were 75,000,000 shares of preferred stock authorized. The Company has designated one series of preferred stock: 10,000,000 shares of Series A Junior Participating Preferred Stock (Series A). No shares have been issued or are outstanding. The Series A Stock, if and when issued, shall pay a dividend of the greater of $1.00 or 100 times (subject to adjustment) the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of common stock declared on the common stock of the Company. Each share of Series A stock shall have 100 votes on each matter submitted to a vote of the shareholders.

Common Stock - At December 31, 2021, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

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

Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the parent company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year-end 2021 data, the maximum amount of dividends payable to the parent company by its insurance and a small number of non-insurance company subsidiaries during 2022 without the prior approval of appropriate regulatory authorities is approximately $982.0. Ordinary cash dividends declared during 2021, 2020 and 2019 to the parent company by its subsidiaries amounted to $566.7, $472.4 and $399.5, respectively. In addition to ordinary dividends, the Company's principal mortgage insurance subsidiaries sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $100.0 and $37.7 during 2021 and 2020, respectively.

Cash Dividends - In addition to regular cash dividends, the Company's Board of Directors declared special cash dividends of $1.50 per share in August 2021 (paid on October 6, 2021) and $1.00 per share in December 2020 (paid on January 15, 2021) and in August 2019 (paid on September 16, 2019).

Note 12 - Commitments and Contingent Liabilities

General - In the normal course of business, the Company and its subsidiaries are subject to various contingent liabilities, including possible income tax assessments resulting from tax law interpretations or issues raised by taxing or regulatory authorities in their regular examinations, catastrophic claim occurrences not indemnified by reinsurers such as noted in Note 5, or failure to collect all amounts on its investments or balances due from assureds and reinsurers. The Company does not have a basis for anticipating any significant losses or costs that could result from any known or existing contingencies.

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance and non-insurance affiliates. At December 31, 2021, the aggregate principal amount of such guaranties was $12.5.

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At year-end 2021, the Company had no material non-claim litigation exposures in its consolidated business.

Note 13 - Leases

Several of the Company's subsidiaries maintain their offices in leased premises. A number of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. In addition, many of the subsidiaries also lease equipment for use in their businesses. Substantially all of the Company's leases are classified as operating leases.

Effective January 1, 2019, the Company adopted new lease accounting guidance issued by the FASB which requires the balance sheet recognition of all leases with a term greater than 12 months. The Company’s adoption of this standard resulted in the establishment of a right of use asset ($226.9) and corresponding lease liability ($241.4) equal to the present value of future lease payments, reflected within sundry assets and liabilities in the consolidated balance sheets. Furthermore, the Company recognized $18.4, net of tax, in previously deferred gains associated with sale leaseback transactions as an adjustment to beginning retained earnings.

The Company has made certain elections available under the guidance, primarily regarding lease classification and the treatment of certain lease executory costs resulting in an immaterial effect on the Company’s consolidated financial statements. In determining the lease liability, the Company estimated the discount rate (weighted average 5.03%) for each lease based upon the type of underlying asset and remaining term (weighted average 7.1 years). Total lease costs were $75.6, $73.9 and $73.0 in 2021, 2020 and 2019, respectively. Fixed lease payments for 2021, 2020 and 2019 were $65.0, $64.0 and $64.9, respectively.

The following table presents a summary of future undiscounted lease payments as of the dates shown:

									Lease
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Discount	Liability
December 31, 2021	$61.6	$52.8	$43.2	$35.6	$23.4	$91.7	$308.5	$72.0	$236.5
December 31, 2020	$61.3	$54.0	$43.7	$34.0	$27.1	$96.4	$316.8	$69.3	$247.6

Note 14 - Consolidated Quarterly Results - Unaudited

Old Republic's consolidated quarterly operating results for the two years ended December 31, 2021 is presented below. In management's opinion, however, quarterly operating results for insurance enterprises such as the Company are not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The information below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management's opinion, normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the information which follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2021:
Operating Summary:
Net premiums, fees, and other income	$1,875.2	$2,025.1	$2,093.2	$2,155.5
Net investment income and investment gains (losses)	479.8	228.6	(81.0)	564.9
Total revenues	2,355.0	2,253.7	2,012.2	2,720.5
Benefits, claims, and expenses	1,724.4	1,857.7	1,906.2	1,931.0
Net income (loss)	$502.1	$316.4	$88.7	$627.0
Net income (loss) per share: Basic	$1.68	$1.06	$.29	$2.07
Diluted	$1.68	$1.05	$.29	$2.06
Average shares outstanding:
Basic	298,753,131	299,934,621	301,577,493	302,589,671
Diluted	299,693,514	302,328,012	303,539,358	304,351,209

Year Ended December 31, 2020:
Operating Summary:
Net premiums, fees, and other income	$1,594.0	$1,571.5	$1,764.6	$1,938.8
Net investment income and investment gains (losses)	(830.0)	455.4	187.1	484.3
Total revenues	764.0	2,027.0	1,951.7	2,423.2
Benefits, claims, and expenses	1,534.0	1,527.8	1,644.7	1,770.9
Net income (loss)	$(604.8)	$397.7	$246.0	$519.7
Net income (loss) per share: Basic	$(2.01)	$1.34	$.83	$1.74
Diluted	$(2.01)	$1.34	$.83	$1.74
Average shares outstanding:
Basic	300,280,398	297,523,559	297,729,418	297,960,133
Diluted	300,280,398	297,776,315	297,990,822	298,474,209
Note 15 - Information About Segments of Business

The Company is engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance and RFIG Run-off. The results of a small life and accident insurance business are included within the Corporate & Other caption of this report.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

General Insurance provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal insurance coverages. Commercial automobile (mostly trucking) and workers' compensation are the largest types of coverages underwritten by General Insurance, accounting for 37.3% and 22.8%, respectively, of the segment's direct premiums written in 2021. The remaining premiums written by General Insurance are derived largely from a wide variety of coverages, including general liability, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

Title Insurance consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

Private mortgage insurance produced by RFIG Run-off protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The RFIG Run-off mortgage guaranty operations insures only first mortgage loans, primarily on residential properties incorporating one-to-four family dwelling units.

Old Republic's business is managed for the long run. In this context management's key objectives are to achieve highly profitable operating results over the long term, and to ensure balance sheet strength for the primary needs of the insurance subsidiaries' underwriting and related services business. In this view, the evaluation of periodic and long-term results excludes consideration of net investment gains (losses). Under GAAP, however, net income (loss), inclusive of net investment gains (losses), is the measure of total profitability.

In management's opinion, the focus on income (loss) excluding net investment gains (losses), also described herein as segment pretax operating income (loss), provides a better way to analyze, evaluate, and establish accountability for the results of the insurance operations. The inclusion of net realized investment gains (losses) in net income (loss) can mask trends in operating results. That is because their realization is, more often than not, highly discretionary. Similarly, the inclusion of unrealized investment gains (losses) in equity securities can further distort such operating results with significant period-to-period fluctuations in reported net income (loss).

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segmented and Consolidated Results
Years Ended December 31:	2021	2020	2019
General Insurance:
Net premiums earned	$3,555.5	$3,394.2	$3,432.4
Net investment income and other income	486.9	482.6	488.4
Total revenues excluding investment gains (losses)	$4,042.5	$3,876.8	$3,920.8
Segment pretax operating income (loss) (a)	$589.6	$439.8	$370.2
Income tax expense (credits) on above	$116.1	$82.6	$69.9

Title Insurance:
Net premiums earned	$3,960.5	$2,894.4	$2,414.8
Title, escrow and other fees	443.8	391.9	321.1
Sub-total	4,404.3	3,286.3	2,736.0
Net investment income and other income	44.9	42.9	42.1
Total revenues excluding investment gains (losses)	$4,449.3	$3,329.3	$2,778.1
Segment pretax operating income (loss) (a)	$515.7	$344.0	$230.8
Income tax expense (credits) on above	$110.2	$72.0	$49.5

RFIG Run-off
Net premiums earned	$32.6	$45.1	$59.2
Net investment income and other income	11.4	15.2	17.6
Total revenues excluding investment gains (losses)	$44.1	$60.4	$76.8
Segment pretax operating income (loss)	$32.8	$9.8	$30.3
Income tax expense (credits) on above	$6.4	$1.5	$5.8

Consolidated Revenues:
Total revenues of Company segments	$8,536.0	$7,266.6	$6,775.9
Other sources (b)	166.6	149.6	170.0
Consolidated investment gains (losses):
Realized from actual transactions and impairments	6.9	14.2	36.6
Unrealized from changes in fair value of equity securities	751.1	(156.2)	599.5
Total realized and unrealized investment gains (losses)	758.0	(142.0)	636.1
Consolidation elimination adjustments	(119.0)	(108.2)	(121.4)
Consolidated revenues	$9,341.6	$7,166.0	$7,460.5

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
Company segments	$1,138.2	$793.7	$631.4
Other sources - net (b)	25.7	36.7	54.8
Consolidated investment gains (losses):
Realized from actual transactions and impairments	6.9	14.2	36.6
Unrealized from changes in fair value of equity securities	751.1	(156.2)	599.5
Total realized and unrealized investment gains (losses)	758.0	(142.0)	636.1
Consolidated income (loss) before income taxes (credits)	$1,922.1	$688.4	$1,322.4

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits) of Company segments	$232.8	$156.2	$125.3
Other sources - net (b)	(4.7)	3.4	6.6
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	159.6	(29.8)	133.8
Consolidated income tax expense (credits)	$387.7	$129.7	$265.9

December 31:	2021	2020
Consolidated Assets:
General Insurance	$20,660.9	$19,226.1
Title Insurance	2,234.2	1,920.9
RFIG Run-off	516.4	582.9
Total assets of company segments	23,411.6	21,730.0
Other assets (b)	1,716.3	1,318.2
Consolidation elimination adjustments	(146.1)	(233.0)
Consolidated assets	$24,981.8	$22,815.2
__________

(a)    Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $63.5, $63.0 and $71.5 for the years ended December 31, 2021, 2020, and 2019, respectively; Title - $1.9, $2.8 and $5.5 for the years ended December 31, 2021, 2020, and 2019, respectively.
(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries.

Note 16 - Transactions with Affiliates

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

	Assumed from Old Republic			Ceded to Old Republic
Years Ended December 31:	2021	2020	2019	2021	2020	2019
Premiums earned	$1.5	$3.6	$3.2	$.2	$.3	$.4
Commissions and fees	.4	1.1	1.0	—	—	—
Losses and loss expenses	1.1	2.4	(.5)	.5	.8	(.2)
Loss and loss expense reserves	8.5	8.7	10.5	3.1	3.9	3.4
Unearned premiums	$—	$—	$—	$—	$—	$—

As of December 31, 2021 and 2020, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $56.8 and $44.3, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Old Republic International Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1)

relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of liability for losses, claims, and settlement expenses

As discussed in Note 1 to the consolidated financial statements, the Company estimates the liability for losses, claims, and settlement expenses using a number of considerations to determine its best estimate of the cost of settling claims reported and claims incurred but not reported. The Company estimates the liability by applying expected claim ratios by line of business to the related earned premium revenue. The Company’s liability for losses, claims, and settlement expenses (reserves) at December 31, 2021 was $11,425.5 million.

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
February 28, 2022

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

Changes in Internal Control

During the three month period ended December 31, 2021, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021. KPMG LLP (PCAOB ID 185), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021. Their report is shown on page 83 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 10, 2021.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Information about our Executive Officers:

The following table sets forth certain information as of December 31, 2021, regarding the senior officers of the Company:

Name	Age	Position
Thomas A. Dare	60	Senior Vice President, Secretary and General Counsel since January 2021; served as Deputy General Counsel since June 2017.

W. Todd Gray	54	Senior Vice President and Treasurer since June 2018; Senior Vice President - Operations & Finance - Old Republic General Insurance Companies since September 2015. Prior to that, Mr. Gray was a senior executive at Oak Street Funding.

Stephen J. Oberst	54	Executive Vice President since October 2019; President and CEO at Old Republic Risk Management, Inc. which he joined in 1999.

Craig R. Smiddy	57	President and Chief Executive Officer since June 2018 and October 2019, respectively; President and Chief Operating Officer of Old Republic General Insurance Companies since August 2015 and August 2013, respectively. Prior to joining Old Republic, Mr. Smiddy was President of the Specialty Markets Division of Munich Reinsurance America, Inc.

Frank J. Sodaro	53	Senior Vice President and Chief Financial Officer since July 2021; served as Deputy Chief Financial Officer since June 2017.

Rande K. Yeager	73	Senior Vice President - Title Insurance since March 2003; Chairman and Chief Executive Officer of Old Republic Title Insurance Companies since July 2010 and March 2002 respectively.

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

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 26, 2022. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2021 Annual Meeting of shareholders, which is incorporated herein by reference.

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

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 26, 2022, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 26, 2022.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 26, 2022, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the "Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 26, 2022, which will be on file with the Commission.

PART IV

Item 15 - Exhibits

Documents filed as a part of this report:
1. Financial statements: See Item 8, Index to Financial Statements.
2. See exhibit index on page 100 of this report.
3. Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):    Old Republic International Corporation

By:	/s/ Craig R. Smiddy	02/28/2022
	Craig R. Smiddy, President, Chief Executive Officer and Director	Date

By:	/s/ Frank J. Sodaro	02/28/2022
	Frank J. Sodaro, Senior Vice President,	Date
Chief Financial Officer and
Principal Accounting Officer

_____________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).

/s/ Barbara A. Adachi	/s/ Spencer LeRoy, III
Barbara A. Adachi, Director*	Spencer LeRoy, III, Director*
/s/ Steven J. Bateman	/s/ Peter B. McNitt
Steven J. Bateman, Director*	Peter B. McNitt, Director*
/s/ Lisa J. Caldwell	/s/ Glenn W. Reed
Lisa J. Caldwell, Director*	Glenn W. Reed, Director*
/s/ Jimmy A. Dew	/s/ Arnold L. Steiner
Jimmy A. Dew, Director*	Arnold L. Steiner, Director*
/s/ John M. Dixon	/s/ Fredricka Taubitz
John M. Dixon, Director*	Fredricka Taubitz, Director*
/s/ Michael D. Kennedy	/s/ Steven R. Walker
Michael D. Kennedy, Director*	Steven R. Walker, Director*
/s/ Charles J. Kovaleski
Charles J. Kovaleski, Director*

* By /s/ Craig R. Smiddy
Attorney-in-fact
Date: February 28, 2022

INDEX TO FINANCIAL STATEMENT SCHEDULES

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2021

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2021, 2020 and 2019

Schedule	IV -	Reinsurance for the years ended December 31, 2021, 2020 and 2019

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2021, 2020 and 2019

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, notes thereto, or elsewhere herein.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2021
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (1)	Fair Value	Amount at which shown in balance sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$1,930.0	$1,965.7	$1,965.7
States, municipalities and political subdivisions	944.9	989.2	989.2
Foreign government	191.6	192.7	192.7
Corporate, industrial and all other	7,372.1	7,527.9	7,527.9
	10,438.6	$10,675.7	10,675.7
Short-term investments	565.7		565.7
Total	11,004.4		11,241.4
Equity securities:
Non-redeemable preferred stocks	.6	$1.2	1.2
Common stocks:
Banks, trusts and insurance companies	183.8	310.6	310.6
Industrial, miscellaneous and all other	3,436.4	4,818.3	4,818.3
Indexed mutual funds	145.6	172.6	172.6
	3,766.5	$5,302.8	5,302.8
Other investments	32.0		32.0
Total Investments	$14,803.0		$16,576.3
__________

(1)    Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2021	2020
Assets:
Bonds and notes	$10.5	$10.5
Short-term investments	11.2	32.7
Cash	2.0	1.9
Investments in, and indebtedness of related parties	8,556.7	7,668.0
Other assets	89.3	113.9
Total Assets	$8,669.8	$7,827.1

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$84.4	$530.3
Debt and debt equivalents	1,588.5	964.2
Indebtedness to affiliates and subsidiaries	103.6	145.7
Commitments and contingent liabilities
Total Liabilities	1,776.6	1,640.4

Common Shareholders' Equity:
Common stock	307.5	304.1
Additional paid-in capital	1,376.1	1,306.9
Retained earnings	5,214.0	4,394.8
Accumulated other comprehensive income (loss)	78.0	284.0
Unallocated ESSOP shares (at cost)	(82.5)	(103.2)
Total Common Shareholders' Equity	6,893.2	6,186.6
Total Liabilities and Common Shareholders' Equity	$8,669.8	$7,827.1

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Investment income from subsidiaries	$100.3	$89.5	$105.1
Real estate and other income	4.3	4.6	5.0
Other investment income	.2	.4	.9
Realized investment gains (losses)	—	—	(.2)
Total revenues	104.9	94.7	110.9

Expenses:
Interest - subsidiaries	3.9	3.8	3.1
Interest - other	55.9	42.3	42.9
Real estate and other expenses	4.7	4.8	4.7
General expenses, taxes and fees	17.4	14.6	13.4
Total expenses	82.0	65.7	64.3
Revenues, net of expenses	22.8	29.0	46.6

Federal income taxes (credits)	(.9)	5.0	8.8
Income (loss) before equity in earnings (losses) of subsidiaries	23.7	23.9	37.7

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	566.7	472.4	411.8
Earnings (losses) in excess of dividends	943.8	62.3	606.9

Net Income (Loss)	$1,534.3	$558.6	$1,056.4

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,534.3	$558.6	$1,056.4
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	.6	.3	(.7)
Income taxes - net	(17.9)	4.4	.4
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	(943.8)	(62.3)	(620.0)
Realized investment (gains) losses	—	—	.2
Accounts payable, accrued expenses and other	11.5	4.6	(1.0)
Total	584.7	505.7	435.3

Cash flows from investing activities:
Sale of fixed assets for company use	.1	—	.4
Purchase of fixed assets for company use	(6.9)	(3.2)	—
Net repayment (issuance) of notes to related parties	(351.6)	(275.0)	102.5
Net decrease (increase) in short-term investments	21.5	(15.6)	(10.8)
Investment in, and indebtedness of related parties-net	100.0	37.7	10.9
Total	(236.9)	(256.1)	103.0

Cash flows from financing activities:
Issuance of debt	642.5	—	—
Net receipt (repayment) of notes and loans from related parties	(13.5)	48.4	(10.3)
Issuance of common shares	60.0	6.7	13.8
Redemption of debentures and notes	(19.5)	(6.5)	(6.5)
Purchase of unallocated ESSOP shares	—	(50.0)	—
Dividends on common shares	(1,019.2)	(250.1)	(538.7)
Other - net	2.0	1.8	.2
Total	(347.6)	(249.6)	(541.5)

Increase (decrease) in cash	.1	—	(3.1)
Cash, beginning of year	1.9	1.9	5.0
Cash, end of year	$2.0	$1.9	$1.9

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

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2021, 2020 and 2019
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Losses, Claims and Settlement Expenses	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2021:
Insurance Underwriting:
General Insurance	$349.9	$6,587.0	$1,870.7	$133.6	$3,555.5
Title Insurance	—	594.2	—	6.2	3,960.5
RFIG Run-off	—	111.2	.2	—	32.6
Corporate & Other (1)	.5	7.6	—	41.3	11.0
Reinsurance Recoverable (2)	—	4,125.3	688.4	11.3	—
Consolidated	$350.4	$11,425.5	$2,559.4	$192.6	$7,559.8

Year Ended December 31, 2020:
Insurance Underwriting:
General Insurance	$327.2	$6,328.0	$1,765.2	$133.8	$3,394.2
Title Insurance	—	556.1	—	6.5	2,894.4
RFIG Run-off	—	127.6	.4	—	45.1
Corporate & Other (1)	.8	8.6	—	42.4	12.0
Reinsurance Recoverable (2)	—	3,650.5	631.4	13.1	—
Consolidated	$328.0	$10,671.0	$2,397.1	$195.9	$6,345.8

Year Ended December 31, 2019:
Insurance Underwriting:
General Insurance	$324.0	$6,021.3	$1,733.0	$129.1	$3,432.4
Title Insurance	—	530.9	—	6.0	2,414.8
RFIG Run-off	—	118.9	1.3	—	59.2
Corporate & Other (1)	1.4	8.4	—	44.0	13.4
Reinsurance Recoverable (2)	—	3,249.7	490.4	15.1	—
Consolidated	$325.4	$9,929.5	$2,224.7	$194.4	$5,919.9
__________

(1)Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.
(2)In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $4.8 billion, $4.2 billion, and $3.7 billion at December 31, 2021, 2020 and 2019, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2021, 2020 and 2019
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2021:
Insurance Underwriting:
General Insurance	$342.4	$2,303.1	$501.9	$648.0	$3,680.9
Title Insurance	43.8	112.9	—	3,820.6	3,960.5
RFIG Run-off	11.4	(1.7)	—	13.0	32.4
Corporate & Other (1)	36.5	6.5	.3	14.5	10.9
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$434.3	$2,420.9	$502.2	$4,496.3	$7,685.0

Year Ended December 31, 2020:
Insurance Underwriting:
General Insurance	$352.2	$2,372.0	$500.9	$564.0	$3,431.3
Title Insurance	42.0	75.3	—	2,909.9	2,894.4
RFIG Run-off	15.2	36.9	—	13.6	44.3
Corporate & Other (1)	29.4	7.1	.5	(3.1)	12.0
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$438.9	$2,491.4	$501.5	$3,484.5	$6,382.1

Year Ended December 31, 2019:
Insurance Underwriting:
General Insurance	$356.4	$2,464.6	$531.5	$554.3	$3,469.0
Title Insurance	41.4	67.4	—	2,479.8	2,414.8
RFIG Run-off	17.6	31.7	—	14.8	57.5
Corporate & Other (1)	35.1	8.8	.7	(15.9)	13.3
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$450.7	$2,572.7	$532.2	$3,033.1	$5,954.8
__________

(1)Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.
(2)In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $4.8 billion, $4.2 billion, and $3.7 billion at December 31, 2021, 2020 and 2019, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2021, 2020 and 2019
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Oher Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2021:
Life insurance in force	$1,473.2	$878.5	$—	$594.6	—%

Premium Revenues:
General Insurance	$5,509.1	$2,027.3	$73.7	$3,555.5	2.1%
Title Insurance	3,958.6	—	1.8	3,960.5	—
RFIG Run-off	32.6	—	—	32.6	—
Life and Health Insurance:
Life insurance	7.8	3.0	—	4.8	—
Accident and health insurance	15.2	9.0	—	6.1	—
Total Life & Health Insurance	23.1	12.1	—	11.0	—
Consolidating adjustments	—	(.4)	(.4)	—	—
Consolidated	$9,523.6	$2,039.0	$75.1	$7,559.8	1.0%

Year Ended December 31, 2020:
Life insurance in force	$1,665.7	$936.8	$—	$728.8	—%

Premium Revenues:
General Insurance	$5,030.2	$1,706.3	$70.3	$3,394.2	2.1%
Title Insurance	2,892.8	.1	1.6	2,894.4	.1
RFIG Run-off	45.1	—	—	45.1	—
Life and Health Insurance:
Life insurance	7.8	2.4	—	5.3	—
Accident and health insurance	17.1	10.4	—	6.6	—
Total Life & Health Insurance	24.9	12.9	—	12.0	—
Consolidating adjustments	—	(.4)	(.4)	—	—
Consolidated	$7,993.2	$1,718.9	$71.5	$6,345.8	1.1%

Year Ended December 31, 2019:
Life insurance in force	$2,119.0	$1,135.9	$—	$983.0	—%

Premium Revenues:
General Insurance	$4,857.0	$1,481.1	$56.4	$3,432.4	1.6%
Title Insurance	2,412.8	—	1.9	2,414.8	.1
RFIG Run-off	59.2	—	—	59.2	—
Life and Health Insurance:
Life insurance	9.5	3.8	—	5.7	—
Accident and health insurance	19.5	11.8	—	7.6	—
Total Life & Health Insurance	29.0	15.6	—	13.4	—
Consolidating adjustments	—	(.9)	(.9)	—	—
Consolidated	$7,358.2	$1,495.8	$57.4	$5,919.9	1.0%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2021, 2020 and 2019
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (1)	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2021:
Deducted from Asset Accounts:
Reserve for credit losses	$36.5	$3.5	$—	$—	$40.1

Year Ended December 31, 2020:
Deducted from Asset Accounts:
Reserve for credit losses	$—	$6.4	$30.1	$—	$36.5

Year Ended December 31, 2019:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$—	$—	$—	$—	$—
__________

(1)Relates to the Company's adoption of the FASB's current expected credit loss standard effective January 1, 2020.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2021, 2020 and 2019
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (1)	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses (2)	Discount, If Any, Deducted in Column C	Unearned Premiums (2)

Year Ended December 31:
2021	$349.9	$6,587.0	$174.8	$1,870.7
2020	327.2	6,328.0	196.9	1,765.2
2019	324.0	6,021.3	209.6	1,733.0

Column A	Column F	Column G	Column H

		Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to
Affiliation With Registrant (1)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2021	$3,555.5	$342.4	$2,418.3	$(137.9)
2020	3,394.2	352.2	2,380.5	(27.4)
2019	3,433.3	356.7	2,424.1	12.4

Column A	Column I	Column J	Column K

Affiliation With Registrant (1)	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written

Year Ended December 31:
2021	$501.9	$2,021.3	$3,680.9
2020	500.9	2,046.3	3,431.3
2019	531.5	2,171.3	3,469.3
__________

(1)    Includes consolidated property-casualty entities. The amounts relating to the Company's unconsolidated property-casualty subsidiaries and the proportionate share of the registrant's and its subsidiaries' 50%-or-less owned property-casualty equity investees are immaterial and have, therefore, been omitted from this schedule.
(2)    See note (2) to Schedule III.

EXHIBIT INDEX

An index of exhibits required by Item 601 of Regulation S-K follows:

(3)	Articles of incorporation and by-laws.

	(A)	*	Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant's June 30, 2014 report on Form 10-Q).

	(B)		Amended and Restated By-laws.

(4)	Instruments defining the rights of security holders, including indentures.

	(A)	*
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
Seventh Supplemental Indenture dated as of June 11, 2021 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant's Form 8-K filed June 8, 2021).

	(I)	*	Description of Common Stock of the Registrant. (Exhibit 4(H) to Registrant's Annual Report on Form 10-K for 2019).

(10)	Material contracts.

**	(A)	*	Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant's Annual Report on Form 10-K for 2018).

**	(B)	*	Amended and Restated Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 10(a) to Registrant's March 31, 2014 report on Form 10-Q).

**	(C)	*	Old Republic International Corporation 2016 Incentive Compensation Plan. (Exhibit 99.1 to Registrant's Form 8-K filed May 28, 2015).

**	(D)	*
Forms of Agreement for Old Republic International Corporation to use as a Sign-On Restricted Stock Award or as a Restricted Stock Award for awards granted to certain employees or officers of the Registrant or its Subsidiaries. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2017).

**	(E)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2018.)

	(F)	*	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies. (Exhibit 10(a) to Registrant's March 31, 2013 report on Form 10-Q).

(Exhibit Index, Continued)

(21)	Subsidiaries of the registrant.

(23.1)	Consent of KPMG LLP.

(24)	Powers of attorney.

(31.1)	Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)	Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)	Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)	Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document - The instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

*    Exhibit incorporated herein by reference.

**    Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.