Form 10-Q
period 2022-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2022-05-06
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	March 31, 2022
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at March 31, 2022 was 308,303,220.

There are 44 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2022

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND COMMON
	SHAREHOLDERS' EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 17

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	18 - 40

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	41

	CONTROLS AND PROCEDURES	41

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	42

	ITEM 1A - RISK FACTORS	42

	ITEM 6 - EXHIBITS	42

SIGNATURE		43

EXHIBIT INDEX		44

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	March 31,	December 31,
	2022	2021
Assets
Investments:
Available for sale:
Fixed income securities (at fair value) (amortized cost: $11,007.8 and $10,438.6)	$10,736.2	$10,675.7
Short-term investments (at fair value which approximates cost)	739.8	565.7
Total	11,476.1	11,241.4
Equity securities (at fair value) (cost: $3,356.3 and $3,766.5)	4,972.4	5,302.8
Other investments	31.8	32.0
Total Investments	16,480.3	16,576.3
Other Assets:
Cash	95.1	158.1
Accrued investment income	88.8	84.4
Accounts and notes receivable	1,861.8	1,768.7
Federal income tax recoverable: Current	—	11.8
Reinsurance balances and funds held	346.4	258.1
Reinsurance recoverable: Paid losses	114.3	118.2
Policy and claim reserves	4,952.6	4,825.1
Deferred policy acquisition costs	358.9	350.4
Sundry assets	820.2	830.3
Total Other Assets	8,638.4	8,405.5
Total Assets	$25,118.8	$24,981.8
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims, and settlement expenses	$11,569.1	$11,425.5
Unearned premiums	2,675.7	2,559.4
Other policyholders' benefits and funds	193.9	192.6
Total policy liabilities and accruals	14,438.8	14,177.5
Commissions, expenses, fees, and taxes	568.2	573.5
Reinsurance balances and funds	1,002.1	866.0
Federal income tax payable: Current	46.1	—
Deferred	157.2	249.5
Debt	1,594.2	1,588.5
Sundry liabilities	561.8	633.3
Commitments and contingent liabilities
Total Liabilities	18,368.6	18,088.6
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	308.3	307.5
Additional paid-in capital	1,391.3	1,376.1
Retained earnings	5,450.8	5,214.0
Accumulated other comprehensive income (loss)	(320.7)	78.0
Unallocated ESSOP shares (at cost)	(79.6)	(82.5)
Total Common Shareholders' Equity	6,750.1	6,893.2
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$25,118.8	$24,981.8
________

(1)    At March 31, 2022 and December 31, 2021, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 308,303,220 and 307,565,632 were issued as of March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2022	2021
Revenues:
Net premiums earned	$1,828.7	$1,732.2
Title, escrow, and other fees	90.2	106.6
Total premiums and fees	1,919.0	1,838.9
Net investment income	106.2	104.3
Other income	36.2	36.3
Total operating revenues	2,061.5	1,979.6
Net investment gains (losses):
Realized from actual transactions	65.2	7.8
Unrealized from changes in fair value of
equity securities	79.8	367.5
Total realized and unrealized investment
gains (losses)	145.1	375.4
Total revenues	2,206.6	2,355.0

Benefits, Claims and Expenses:
Benefits, claims and settlement expenses	604.4	598.0
Dividends to policyholders	3.4	5.4
Underwriting, acquisition, and other expenses	1,199.0	1,110.3
Interest and other charges	16.9	10.6
Total expenses	1,823.9	1,724.4
Income (loss) before income taxes (credits)	382.6	630.6

Income Taxes (Credits):
Current	63.1	50.7
Deferred	13.2	77.7
Total	76.3	128.5

Net Income (Loss)	$306.3	$502.1

Net Income (Loss) Per Share:
Basic	$1.01	$1.68
Diluted	$1.00	$1.68

Average shares outstanding: Basic	303,582,578	298,753,132
Diluted	305,424,592	299,693,514

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2022	2021
Net Income (Loss) As Reported	$306.3	$502.1

Other comprehensive income (loss):
Unrealized gains (losses) on securities not included
in the statements of income:
Unrealized gains (losses) before reclassifications,
not included in the statements of income	(533.2)	(242.4)
Amounts reclassified as realized investment (gains)
losses in the statements of income	21.7	(.3)
Pretax unrealized gains (losses) on securities not
included in the statements of income	(511.5)	(242.7)
Deferred income taxes (credits)	(108.0)	(51.1)
Net unrealized gains (losses) on securities not included
in the statements of income, net of tax	(403.5)	(191.5)
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.7	1.8
Pretax net adjustment related to defined benefit
pension plans	.7	1.8
Deferred income taxes (credits)	.1	.3
Net adjustment related to defined benefit pension
plans, net of tax	.6	1.4
Foreign currency translation adjustment	4.1	3.0
Total other comprehensive income (loss)	(398.7)	(187.0)
Comprehensive Income (Loss)	$(92.4)	$315.0

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2022	2021
Preferred Stock:
Balance, beginning and end of period	$—	$—

Common Stock:
Balance, beginning of period	$307.5	$304.1
Dividend reinvestment plan	—	—
Net issuance of shares under stock based compensation plans	.7	.5
Balance, end of period	$308.3	$304.7

Additional Paid-in Capital:
Balance, beginning of period	$1,376.1	$1,306.9
Dividend reinvestment plan	.2	1.1
Net issuance of shares under stock based compensation plans	12.8	7.8
Stock based compensation	.4	2.3
ESSOP shares released	1.6	.6
Balance, end of period	$1,391.3	$1,318.9

Retained Earnings:
Balance, beginning of period	$5,214.0	$4,394.8
Net income (loss)	306.3	502.1
Dividends on common shares ($.23 and $.22 per common share)	(69.4)	(65.4)
Balance, end of period	$5,450.8	$4,831.4

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$78.0	$284.0
Net unrealized gains (losses) on securities not included in the
statements of income, net of tax	(403.5)	(191.5)
Net adjustment related to defined benefit pension plans,
net of tax	.6	1.4
Foreign currency translation adjustment	4.1	3.0
Balance, end of period	$(320.7)	$96.9

Unallocated ESSOP Shares:
Balance, beginning of period	$(82.5)	$(103.2)
ESSOP shares released	2.9	2.9
Balance, end of period	$(79.6)	$(100.3)
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$306.3	$502.1
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(8.4)	(6.8)
Premiums and other receivables	(93.0)	(32.7)
Unpaid claims and related items	84.5	102.4
Unearned premiums and other policyholders' liabilities	49.0	15.5
Income taxes	73.5	111.1
Reinsurance balances and funds	51.6	37.9
Realized investment (gains) losses from actual transactions	(65.2)	(7.8)
Unrealized investment (gains) losses from changes in fair value
of equity securities	(79.8)	(367.5)
Accounts payable, accrued expenses and other	(40.0)	(58.1)
Total	278.4	296.0

Cash flows from investing activities:
Fixed income securities:
Maturities and early calls	324.6	335.6
Sales	173.7	156.5
Sales of:
Equity securities	497.9	195.7
Other - net	2.2	2.2
Purchases of:
Fixed income securities	(1,094.3)	(659.3)
Equity securities	(.1)	(36.5)
Other - net	(9.5)	(17.6)
Net decrease (increase) in short-term investments	(174.1)	111.7
Other - net	(5.8)	—
Total	(285.4)	88.3

Cash flows from financing activities:
Issuance of common shares	13.8	9.6
Redemption of debentures and notes	—	(19.5)
Dividends on common shares (including a special dividend paid in January
2021 of $304.0)	(69.4)	(369.5)
Other - net	(.3)	(.3)
Total	(56.0)	(379.7)

Increase (decrease) in cash	(63.0)	4.7
Cash, beginning of period	158.1	118.7
Cash, end of period	$95.1	$123.4

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$20.4	$20.4
Income taxes	$2.8	$17.1
See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

Note 1 - Summary of Significant Accounting Policies

Accounting Principles - The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2021 Annual Report on Form 10-K incorporated herein by reference. The financial accounting and reporting process relies on estimates and on the exercise of judgment. In the opinion of management all adjustments consisting only of normal recurring accruals necessary for a fair presentation of interim periods' results and financial position have been recorded. Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective.

Statement Presentation - Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

Investments - The Company classifies its fixed income securities, also referred to as fixed maturity securities, as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. The Company's entire fixed income portfolio is classified as available for sale.

Fixed income securities classified as available for sale are reported at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity. Equity securities are reported at fair value with changes in such values reflected as unrealized investment gains (losses) in the consolidated statements of income. Fair values are based on quoted market prices or estimates using values obtained from recognized independent pricing services.

The status and fair value changes of each of the fixed income investments are reviewed at least once per quarter during the year to assess whether a decline in fair value of an investment below its cost basis is the result of a credit loss. Credit losses are recorded through an allowance with the corresponding charge to realized investment gains (losses). If the Company intends to sell or is more likely than not required to sell a security, the asset is written down to fair value directly through realized investment gains (losses).

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At March 31, 2022, the Company and its subsidiaries did not have significant amounts of non-income producing fixed income or equity securities.

Investment gains and losses, which result from sales or write downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized cost at date of sale for fixed income securities, and cost in regard to equity securities; such bases apply to the specific securities sold.

Revenue Recognition - Pursuant to GAAP applicable to the insurance industry, revenues are recognized as follows:

Substantially all general insurance premiums pertain to annual policies and are reflected in income on a pro-rata basis in association with the related benefits, claims, and expenses.

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 20% of 2022 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The Company’s accounting policy regarding the establishment of claim reserve estimates is described in Note 1 to the consolidated financial statements included in Old Republic’s 2021 Annual Report on Form 10-K.

Employee Benefit Plans - The Company has a closed pension plan (the "Plan") for certain employees under which benefits were frozen as of December 31, 2013. The underfunded status of the Plan is recognized as a net pension liability with offsetting entries reflected as a component of shareholders' equity in accumulated other comprehensive income, net of deferred taxes.

The Company also provides long-term incentive awards to certain employees. In March 2022, the Compensation Committee of the Company's Board of Directors approved the grant of stock-based awards to certain employees under the 2022 Incentive Compensation Plan which is pending shareholder approval in May 2022.

Note 2 - Investments

The amortized cost and estimated fair values by type and contractual maturity of fixed income securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Income Securities by Type:
March 31, 2022:
U.S. & Canadian Governments	$2,244.4	$5.6	$44.0	$2,206.0
Tax-exempt	929.5	4.3	2.9	930.9
Corporate	7,833.7	47.6	282.1	7,599.2
	$11,007.8	$57.6	$329.1	$10,736.2

December 31, 2021:
U.S. & Canadian Governments	$2,121.6	$44.8	$7.9	$2,158.5
Tax-exempt	944.9	44.3	—	989.2
Corporate	7,372.1	220.0	64.2	7,527.9
	$10,438.6	$309.2	$72.2	$10,675.7

	Amortized Cost	Estimated Fair Value
Fixed Income Securities Stratified by Contractual Maturity at March 31, 2022:
Due in one year or less	$1,270.0	$1,274.5
Due after one year through five years	5,433.1	5,414.4
Due after five years through ten years	4,217.2	3,962.4
Due after ten years	87.4	84.8
	$11,007.8	$10,736.2

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022:

Fixed Income Securities:
U.S. & Canadian Governments	$1,503.4	$33.3	$213.7	$10.7	$1,717.2	$44.0
Tax-exempt	349.0	2.9	—	—	349.0	2.9
Corporate	3,895.0	249.2	250.2	32.9	4,145.3	282.1
	$5,747.5	$285.5	$464.0	$43.6	$6,211.6	$329.1

Number of securities in
unrealized loss position		980		60		1,040

December 31, 2021:

Fixed Income Securities:
U.S. & Canadian Governments	$761.8	$6.2	$43.2	$1.6	$805.0	$7.9
Corporate	2,032.8	55.5	174.1	8.7	2,207.0	64.2
	$2,794.7	$61.8	$217.3	$10.3	$3,012.0	$72.2

Number of securities in
unrealized loss position		419		32		451

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers its intent and ability to continue to hold the securities until cost recovery, principally in consideration of its asset and liability maturity matching objectives. The Company recorded no allowance for credit losses as of March 31, 2022, and December 31, 2021.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022	$3,356.3	$1,658.1	$42.0	$4,972.4
December 31, 2021	$3,766.5	$1,620.8	$84.5	$5,302.8

During the first quarters of 2022 and 2021, the Company recognized pretax unrealized investment gains (losses) of $79.8 and $367.5, respectively, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at March 31, 2022 and 2021 were $182.2, and $359.8, respectively.

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

The Company uses quoted values and other data provided by a nationally recognized independent pricing source as inputs into its quarterly process for determining fair values of fixed income and equity securities. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (ii) comparisons with other sources including the fair value estimates based on current market quotations, and with independent fair value estimates provided by the independent investment custodian. The independent pricing source obtains market quotations and actual transaction prices for securities that have quoted prices in active markets and uses their own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of March 31, 2022 and December 31, 2021.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2022:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed income securities:
U.S. & Canadian Governments	$1,530.9	$675.0	$—	$2,206.0
Tax-exempt	—	930.9	—	930.9
Corporate	—	7,588.7	10.5	7,599.2
Short-term investments	739.8	—	—	739.8
Equity securities	$4,970.5	$—	$1.8	$4,972.4

As of December 31, 2021:
Available for sale:
Fixed income securities:
U.S. & Canadian Governments	$1,453.8	$704.6	$—	$2,158.5
Tax-exempt	—	989.2	—	989.2
Corporate	—	7,517.4	10.5	7,527.9
Short-term investments	565.7	—	—	565.7
Equity securities	$5,300.8	$—	$1.9	$5,302.8

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2022.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended
	March 31,
	2022	2021
Investment income:
Fixed income securities	$66.2	$69.7
Equity securities	41.5	36.1
Short-term investments	.1	—
Other sources	.2	—
Gross investment income	108.1	105.9
Investment expenses (a)	1.8	1.6
Net investment income	$106.2	$104.3

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$—	$.6
Losses	(21.8)	(.2)
Net	(21.7)	.3
Equity securities:
Gains	113.5	36.3
Losses	(26.5)	(28.8)
Net	87.0	7.5
Total realized from actual transactions	65.2	7.8
From unrealized changes in fair value of equity securities	79.8	367.5
Total realized and unrealized investment gains (losses)	145.1	375.4
Current and deferred income taxes (credits)	30.5	79.6
Net of tax realized and unrealized investment gains (losses)	$114.5	$295.7

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed income securities	$(507.3)	$(241.1)
Less: Deferred income taxes (credits)	(107.1)	(50.8)
	(400.2)	(190.3)

Other investments	(4.1)	(1.6)
Less: Deferred income taxes (credits)	(.8)	(.3)
	(3.3)	(1.2)
Net changes in unrealized investment gains (losses),
net of tax	$(403.5)	$(191.5)
__________

(a)    Investment expenses largely consist of personnel costs and investment management and custody service fees.

Note 3 - Losses, Claims and Settlement Expenses

The following table shows changes in aggregate reserves for the Company's losses, claims and settlement expenses:

	Quarters Ended
	March 31,
	2022	2021
Gross reserves at beginning of period	$11,425.5	$10,671.0
Less: reinsurance losses recoverable	4,125.3	3,650.5
Net reserves at beginning of period:
General Insurance	6,587.0	6,328.0
Title Insurance	594.2	556.1
RFIG Run-off	111.2	127.6
Other	7.6	8.6
Sub-total	7,300.2	7,020.4
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year:
General Insurance	607.6	585.0
Title Insurance	35.7	35.3
RFIG Run-off	4.0	5.5
Other	2.4	4.2
Sub-total	649.8	630.1
Change in provision for insured events of prior years:
General Insurance	(28.8)	(23.1)
Title Insurance	(6.3)	(6.0)
RFIG Run-off	(8.3)	(1.2)
Other	(1.5)	(1.6)
Sub-total	(45.0)	(32.0)
Total incurred claims and claim adjustment expenses	604.7	598.1
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year:
General Insurance	100.4	93.4
Title Insurance	.5	1.1
RFIG Run-off	—	—
Other	.5	1.5
Sub-total	101.4	96.2
Claims and claim adjustment expenses attributable to
insured events of prior years:
General Insurance	394.2	380.8
Title Insurance	20.1	12.9
RFIG Run-off	3.4	4.4
Other	.8	1.1
Sub-total	418.6	399.4
Total payments	520.1	495.6
Amount of reserves for unpaid claims and claim adjustment expenses at the end of each period, net of reinsurance losses recoverable:
General Insurance	6,671.1	6,415.5
Title Insurance	602.9	571.4
RFIG Run-off	103.5	127.4
Other	7.2	8.5
Sub-total	7,384.8	7,122.9
Reinsurance losses recoverable	4,184.2	3,730.4
Gross reserves at end of period	$11,569.1	$10,853.3

For the quarter ended March 31, 2022, all operating segments experienced favorable loss reserve development. General Insurance favorable development was the result of better than expected claims experience related predominantly to workers’ compensation and commercial automobile reserves on 2015-2018 and 2020 accident years. Favorable development experienced from Title Insurance occurred largely within the 2017-2019 accident years, while RFIG Run-off was driven by improving trends in delinquency cure rates.

Note 4 - Income Taxes

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

Note 5 - Net Income Per Share

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

	Quarters Ended
	March 31,
	2022	2021
Numerator:
Basic and diluted earnings per share -
income (loss) available to common stockholders	$306.3	$502.1
Denominator:
Basic earnings per share -
weighted-average shares (a)	303,582,578	298,753,132
Effect of dilutive securities - stock based
compensation awards	1,842,014	940,382
Diluted earnings per share -
adjusted weighted-average shares (a)	305,424,592	299,693,514
Earnings per share: Basic	$1.01	$1.68
Diluted	$1.00	$1.68

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	—	7,020,142
__________

(a) In calculating earnings per share, pertinent accounting standards require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all common shares.

Note 6 - Credit Losses

Credit losses on financial assets measured at amortized cost, primarily the Company’s reinsurance recoverables and accounts and notes receivable, are recognized based on estimated losses expected to occur over the life of the asset. The expected credit losses, and subsequent adjustment to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the asset presented on the consolidated balance sheets.

The Company’s credit allowance was comprised of $16.0 related to reinsurance recoverables as of both March 31, 2022 and December 31, 2021, and $25.1 and $24.1 related to accounts and notes receivable, as of March 31, 2022 and December 31, 2021, respectively.

The Company’s evaluation of credit allowances on available for sale fixed income securities is discussed further in Note 2. The Company is not exposed to material concentrations of credit risks as to any one issuer of investment securities.

Note 7 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes issued in 2014 and due 2024	$398.6	$414.9	$398.4	$435.8
3.875% Senior Notes issued in 2016 and due 2026	547.5	555.8	547.3	597.0
3.850% Senior Notes issued in 2021 and due 2051	642.7	601.5	642.6	702.9
Other miscellaneous debt	5.3	5.3	—	—
Total debt	$1,594.2	$1,577.6	$1,588.5	$1,735.7

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

The following table shows a summary of financial liabilities disclosed, but not carried at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
March 31, 2022	$1,594.2	$1,577.6	$—	$1,572.3	$5.3
December 31, 2021	$1,588.5	$1,735.7	$—	$1,735.7	$—

Note 8 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At March 31, 2022, the Company had no material non-claim litigation exposures in its consolidated business.

Note 9 - Information About Segments of Business

The Company is engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance and the Republic Financial Indemnity Group ("RFIG") Run-off. The results of a small life and accident insurance business are included within the Corporate & Other caption of this report. Old Republic's business is managed for the long run. In this context management's key objectives are to achieve highly profitable operating results over the long term, and to ensure balance sheet strength for the primary needs of the insurance subsidiaries' underwriting and related services business. In this view, the evaluation of periodic and long-term results excludes consideration of all investment gains (losses). Under GAAP, however, net income, inclusive of investment gains (losses), is the measure of total profitability. In management's opinion, the focus on income excluding investment gains (losses), also described herein as segment pretax operating income (loss), provides a better way to analyze, evaluate, and establish accountability for the results of the insurance operations. The inclusion of realized investment gains (losses) in net income can mask trends in operating results, because such realizations are often highly discretionary. Similarly, the inclusion of unrealized investment gains (losses) in equity securities can further distort such operating results with significant period-to-period fluctuations. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

	Quarters Ended
	March 31,
	2022	2021
General Insurance:
Net premiums earned	$910.9	$859.1
Net investment income and other income	118.4	120.9
Total revenues excluding investment gains (losses)	$1,029.4	$980.0
Segment pretax operating income (loss) (a)	$142.5	$140.8
Income tax expense (credits)	$27.6	$27.3

Title Insurance:
Net premiums earned	$908.7	$861.0
Title, escrow and other fees	90.2	106.6
Sub-total	998.9	967.7
Net investment income and other income	11.5	10.7
Total revenues excluding investment gains (losses)	$1,010.5	$978.4
Segment pretax operating income (loss) (a)	$80.9	$103.7
Income tax expense (credits)	$16.9	$21.8

RFIG Run-off:
Net premiums earned	$6.5	$9.2
Net investment income and other income	2.0	3.2
Total revenues excluding investment gains (losses)	$8.6	$12.4
Segment pretax operating income (loss)	$9.7	$4.9
Income tax expense (credits)	$1.9	$.9

Consolidated Revenues:
Total revenues of Company segments	$2,048.5	$1,971.0
Other sources (b)	45.4	35.1
Consolidated investment gains (losses):
Realized from actual transactions	65.2	7.8
Unrealized from changes in fair value of equity securities	79.8	367.5
Total realized and unrealized investment gains (losses)	145.1	375.4
Consolidation elimination adjustments	(32.4)	(26.5)
Consolidated revenues	$2,206.6	$2,355.0

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
Company segments	$233.2	$249.4
Other sources - net (b)	4.2	5.6
Consolidated investment gains (losses):
Realized from actual transactions	65.2	7.8
Unrealized from changes in fair value of equity securities	79.8	367.5
Total realized and unrealized investment gains (losses)	145.1	375.4
Consolidated income (loss) before income
taxes (credits)	$382.6	$630.6

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
of Company segments	$46.5	$50.1
Other sources - net (b)	(.8)	(1.3)
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	30.5	79.6
Consolidated income tax expense (credits)	$76.3	$128.5

	March 31,	December 31,
	2022	2021
Consolidated Assets:
General Insurance	$20,706.3	$20,660.9
Title Insurance	2,201.3	2,234.2
RFIG Run-off	474.9	516.4
Total assets of company segments	23,382.6	23,411.6
Other assets (b)	1,884.9	1,716.3
Consolidation elimination adjustments	(148.8)	(146.1)
Consolidated assets	$25,118.8	$24,981.8

(a)    Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $16.0 and $15.8 for the quarters ended March 31, 2022 and 2021, respectively, and Title - $.4 for both the quarters ended March 31, 2022 and 2021, respectively.
(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company and several internal corporate services subsidiaries.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2022 and 2021
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance and Republic Financial Indemnity Group ("RFIG") Run-off. A small life and accident insurance business, accounting for .1% of consolidated operating revenues for the quarter ended March 31, 2022 and .5% of consolidated assets as of that date, is included within the Corporate & Other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). As a publicly held company, Old Republic utilizes GAAP to comply with the financial reporting requirements of the Securities and Exchange Commission ("SEC"). From time to time the FASB and the SEC issue various releases, many of which require additional financial statement disclosures and provide related application guidance. Recent guidance issued by the FASB is summarized further in the Notes to Consolidated Financial Statements where applicable.

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1 to the consolidated financial statements included in Old Republic's 2021 Annual Report on Form 10-K.

The insurance business is distinguished from most others in that the prices (premiums) charged for most products are set without knowing what the ultimate claim costs will be. We also can't know exactly when claims will be paid, which may be many years after a policy was issued or expired. This casts Old Republic as a risk-taking enterprise managed for the long run. Old Republic therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on maintaining a sound financial condition to support our subsidiaries' long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. In addition, management engages in an ongoing assessment of operating risks, such as cybersecurity risks, that could adversely affect the Company's business and reputation.

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from capital resources. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not primary objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed income and equity securities for long periods of time is enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in large capitalization, highly liquid equity securities.

In light of the above factors, the Company is managed for the long run and with little regard for quarterly or even annual reporting periods. These time frames are too short. Management believes results are best evaluated by looking at underwriting and overall operating performance trends over 10-year intervals. These likely include one or two economic and/or underwriting cycles. This provides enough time for these cycles to run their course, for underwriting and premium rate changes to appear in financial results, and for reserved claim costs to be quantified with greater certainty.

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended March 31,
	2022	2021	% Change
Pretax income (loss)	$382.6	$630.6
Pretax investment gains (losses)	145.1	375.4
Pretax income (loss) excluding investment gains (losses)	$237.5	$255.1	-6.9%

Net income (loss)	$306.3	$502.1
Net of tax investment gains (losses)	114.5	295.7
Net income (loss) excluding investment gains (losses)	$191.7	$206.3	-7.0%

PER DILUTED SHARE

	Quarters Ended March 31,
	2022	2021	% Change
Net income (loss)	$1.00	$1.68
Net of tax investment gains (losses)	.37	.99
Net income (loss) excluding investment gains (losses)	$.63	$.69	-8.7%

SHAREHOLDERS' EQUITY

	March 31,	Dec. 31,
	2022	2021	% Change
Total	$6,750.1	$6,893.2	-2.1%
Per Common Share	$22.23	$22.76	-2.3%

Old Republic International Corporation reported pretax income, excluding investment gains, of $237.5 for the quarter. The decline compared to the 2021 period, is within our expectations as increasing mortgage interest rates began to affect Title Insurance results. Both General Insurance and Title Insurance produced solid underwriting results that drove a consolidated combined ratio of 91.9% for the quarter.

Consolidated net premiums and fees earned was $1.9 billion for the quarter representing growth of 4.4% compared to the 2021 period. General Insurance net earned premiums grew by 6.0%, while Title Insurance growth in premium and fees was tempered by lower revenues within their direct operations. Net investment income increased slightly for the quarter, reflecting growth in the invested asset base, offset by lower investment yields earned.

Book value per share was $22.23 as of March 31, 2022, reflecting interest rate driven unrealized losses in the fixed income portfolio, offset by operating earnings. With the addition of dividends declared during the quarter, this was a decrease of 1.3% over year-end 2021.

Old Republic's business is managed for the long run. In this context management's key objectives are to achieve highly profitable operating results over the long term, and to ensure balance sheet strength for the primary needs of the insurance subsidiaries' underwriting and related services business. In this view, the evaluation of periodic and long-term results excludes consideration of all investment gains (losses). Under Generally Accepted Accounting Principles (GAAP), however, net income, inclusive of investment gains (losses), is the measure of total profitability.

In management's opinion, the focus on income excluding investment gains (losses), also described herein as segment pretax operating income (loss), provides a better way to analyze, evaluate, and establish accountability for the results of the insurance operations. The inclusion of realized investment gains (losses) in net income can mask trends in operating results, because such realizations are often highly discretionary. Similarly, the inclusion of unrealized investment gains (losses) in equity securities can further distort such operating results with significant period-to-period fluctuations.

FINANCIAL HIGHLIGHTS
	Quarters Ended March 31,
SUMMARY INCOME STATEMENTS:	2022	2021	% Change
Revenues:
Net premiums and fees earned	$1,919.0	$1,838.9	4.4%
Net investment income	106.2	104.3	1.8
Other income	36.2	36.3	-0.1
Total operating revenues	2,061.5	1,979.6	4.1
Investment gains (losses):
Realized from actual transactions	65.2	7.8
Unrealized from changes in fair value of equity securities	79.8	367.5
Total investment gains (losses)	145.1	375.4
Total revenues	2,206.6	2,355.0
Operating expenses:
Claim costs	607.9	603.4	0.8
Sales and general expenses	1,199.0	1,110.3	8.0
Interest and other charges	16.9	10.6	59.0
Total operating expenses	1,823.9	1,724.4	5.8%
Pretax income (loss)	382.6	630.6
Income taxes (credits)	76.3	128.5
Net income (loss)	$306.3	$502.1

COMMON STOCK STATISTICS:
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$0.63	$0.69	-8.7%
Net investment gains (losses):
Realized from actual transactions	0.17	0.02
Unrealized from changes in fair value of equity securities	0.21	0.97
Basic net income (loss)	$1.01	$1.68
Diluted net income (loss) excluding investment gains (losses)	$0.63	$0.69	-8.7%
Net investment gains (losses):
Realized from actual transactions	0.17	0.02
Unrealized from changes in fair value of equity securities	0.20	0.97
Diluted net income (loss)	$1.00	$1.68
Cash dividends on common stock	$0.23	$0.22
Book value per share	$22.23	$21.59	3.0%

We believe the information presented in the following table highlights the most meaningful indicators of ORI's segmented and consolidated financial performance. The information underscores the performance of our underwriting operations, as well as our sound investment of the capital and underwriting cash flows from these operations.

Sources of Consolidated Income (Loss)
	Quarters Ended March 31,
	2022	2021	% Change
A. Net premiums, fees, and other income:
General insurance	$910.9	$859.1	6.0%
Title insurance	998.9	967.7	3.2
Corporate & other	2.4	2.8	-13.3
Other income	36.2	36.3	-0.1
Subtotal	1,948.7	1,866.0	4.4
RFIG run-off	6.5	9.2	-29.0
Consolidated	$1,955.2	$1,875.2	4.3%

B. Underwriting and related services income (loss):
General insurance	$76.3	$71.9	6.2%
Title insurance	70.2	93.8	-25.2
Corporate & other	(6.1)	(6.0)	-0.4
Subtotal	140.4	159.7	-12.0
RFIG run-off	7.7	1.7	N/M
Consolidated	$148.2	$161.4	-8.2%

C. Consolidated underwriting ratio:
Claim ratio:
Current year	34.1%	34.6%
Prior years	(2.4)	(1.8)
Total	31.7	32.8
Expense ratio	60.2	58.1
Combined ratio	91.9%	90.9%

D. Net investment income:
General insurance	$82.4	$84.8	-2.8%
Title insurance	11.3	10.5	7.6
Corporate & other	10.4	5.7	81.8
Subtotal	104.2	101.1	3.1
RFIG run-off	2.0	3.2	-36.2
Consolidated	$106.2	$104.3	1.8%

E. Interest and other charges (credits):
General insurance	$16.3	$16.0
Title insurance	0.5	0.6
Corporate & other (a)	—	(5.9)
Subtotal	16.9	10.6
RFIG run-off	—	—
Consolidated	$16.9	$10.6	59.0%

F. Segmented and consolidated pretax income (loss)
excluding investment gains (losses)(B+D-E):
General insurance	$142.5	$140.8	1.2%
Title insurance	80.9	103.7	-21.9
Corporate & other	4.2	5.6	-24.6
Subtotal	227.7	250.1	-9.0
RFIG run-off	9.7	4.9	97.0
Consolidated	237.5	255.1	-6.9%
Income taxes (credits) on above (b)	45.7	48.8
G. Net income (loss) excluding
investment gains (losses)	191.7	206.3	-7.0%
H. Consolidated pretax investment gains (losses):
Realized from actual transactions	65.2	7.8
Unrealized from changes in
fair value of equity securities	79.8	367.5
Total	145.1	375.4
Income taxes (credits) on above	30.5	79.6
Net of tax investment gains (losses)	114.5	295.7
I. Net income (loss)	$306.3	$502.1
J. Consolidated operating cash flow	$278.4	$296.0

(a) Includes consolidation/elimination entries. (b) The effective tax rates applicable to pretax income excluding investment gains (losses) were 19.3% and 19.1% for the first quarter 2022 and 2021, respectively.

General Insurance Segment Results

	General Insurance
	Summary Operating Results
	Quarters Ended March 31,
	2022	2021	% Change
Net premiums written	$960.8	$871.2	10.3%
Net premiums earned	910.9	859.1	6.0
Net investment income	82.4	84.8	-2.8
Other income	35.9	36.0	-0.2
Operating revenues	1,029.4	980.0	5.0
Claim costs	582.2	567.3	2.6
Sales and general expenses	288.3	255.8	12.7
Interest and other charges	16.3	16.0	2.0
Operating expenses	886.9	839.2	5.7
Segment pretax operating income (loss)	$142.5	$140.8	1.2%

Claim ratio	63.9%	66.0%
Expense ratio	27.7	25.6
Combined ratio	91.6%	91.6%

General Insurance net premiums earned increased 6.0% for the quarter, with rising premiums in commercial auto, financial indemnity, and property lines of coverage. Strong premium rate increases for most lines of coverage, other than workers' compensation, high renewal retention ratios, and new business production all contributed. Net investment income decreased slightly in the quarter, reflecting lower investment yields earned, partially offset by growth in the invested asset base.

The reported claim ratio for General Insurance improved in the quarter, inclusive of favorable reserve development from prior periods and a lower current period claim provision, attributable to several years of premium rate increases, underwriting actions, and a shift in the line of coverage mix.

The first quarter expense ratio was elevated compared to the same quarter last year, generally reflecting the shift in line of coverage mix, and an increase in employee costs, including the timing of certain benefit accruals. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in shifts in the lines of coverage mix toward lines with higher expense ratios and lower current period claim ratios.

Together, these factors produced greater pretax operating income for the period reported.

The following table shows recent annual and interim periods' claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2017	71.8%	0.7%	71.1%
2018	72.2	—	72.2
2019	71.8	0.4	71.4
2020	69.9	(0.8)	70.7
2021	64.8%	(3.8)%	68.6%
1st Quarter 2021	66.0%	(2.7)%	68.7%
1st Quarter 2022	63.9%	(3.2)%	67.1%

Quarterly and annual claim ratios and trends may not be indicative of future outcomes for a business with relatively long claim payment patterns. We target combined ratios between 90% and 95%, and based on our historical line of coverage mix, a claim ratio average in the high 60% to low 70% range, and an expense ratio average of 25%. These components of the combined ratio will continue to reflect the line of coverage mix.

Title Insurance Segment Results

	Title Insurance
	Summary Operating Results
	Quarters Ended March 31,
	2022	2021	% Change
Net premiums and fees earned	$998.9	$967.7	3.2%
Net investment income	11.3	10.5	7.6
Other income	0.2	0.2	-5.9
Operating revenues	1,010.5	978.4	3.3
Claim costs	29.3	29.2	0.3
Sales and general expenses	899.6	844.8	6.5
Interest and other charges	0.5	0.6	-16.0
Operating expenses	929.5	874.7	6.3
Segment pretax operating income (loss)	$80.9	$103.7	-21.9%

Claim ratio	2.9%	3.0%
Expense ratio	90.0	87.3
Combined ratio	92.9%	90.3%

Title Insurance net premiums and fees earned grew by 3.2% in the quarter. Agency revenues continued to increase over the prior period although at a lower rate than in recent quarters. Revenue from direct production channels declined in the quarter, and we expect both directly produced and agency produced revenues to be lower throughout the year when compared to prior year periods. Increases in mortgage interest rates significantly reduced refinance activity in the quarter and likely will for the remainder of the year. Purchase order levels were in line with the prior period and continue to benefit from strong housing prices. Ongoing increases in mortgage interest rates may affect purchase activity through the remainder of the year. Net investment income increased slightly in the quarter, reflecting growth in the invested asset base, offset by lower investment yields earned.

Title Insurance's claim ratios were relatively flat for the quarter. The first quarter expense ratio was elevated compared to the same quarter last year, generally reflecting the combination of lower directly produced revenues that carry higher fixed expenses, along with a greater proportion of agency produced revenues that have a higher overall expense ratio.

Together, these factors produced lower pretax operating income for the period reported.

The following table shows recent annual and interim periods’ claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2017	0.8%	(3.0)%	3.8%
2018	1.9	(1.8)	3.7
2019	2.5	(1.2)	3.7
2020	2.3	(1.3)	3.6
2021	2.6%	(1.0)%	3.6%
1st Quarter 2021	3.0%	(0.6)%	3.6%
1st Quarter 2022	2.9%	(0.6)%	3.5%

RFIG Run-off Segment Results

	RFIG Run-off
	Summary Operating Results
	Quarters Ended March 31,
	2022	2021	% Change
Mortgage Insurance (MI)
Net premiums earned	$6.5	$9.2	-29.0%
Net investment income	2.0	3.2	-36.2
Claim costs	(4.2)	4.3	N/M
MI pretax operating income (loss)	$9.7	$4.9	97.0%

Claim ratio	-64.8%	46.5%
Expense ratio	46.8	34.5
Combined ratio	-18.0%	81.0%

Pretax operating results of RFIG Run-off reflect the continuing drop in net earned premiums in line with the declining risk in force, and significantly lower claim costs compared to the 2021 period. Net investment income decreased in the quarter, reflecting a declining invested asset base, and lower investment yields earned. Extraordinary dividends of $35.0 million were paid to the parent company during the quarter. Claim costs reflect significantly fewer newly reported delinquencies along with improving trends in cure rates, influenced by a relatively strong economy and real estate market.

Together, these factors produced significantly greater pretax operating income for the period reported.

The following table shows recent annual and interim periods' claim ratios and the effects of claim development trends:

		Effect of Prior Periods'
		(Favorable)/	Claim Ratio Excluding
	Reported	Unfavorable Claim	Prior Periods' Claim
	Claim Ratio	Reserves Development	Reserves Development
2017	57.6%	(38.3)%	95.9%
2018	43.2	(27.0)	70.2
2019	55.0	(12.5)	67.5
2020	81.7	(26.5)	108.2
2021	(5.3)%	(67.5)%	62.2%
1st Quarter 2021	46.5%	(13.5)%	60.0%
1st Quarter 2022	(64.8)%	(131.1)%	66.3%

Corporate & Other Operating Results

	Corporate & Other
	Summary Operating Results
	Quarters Ended March 31,
	2022	2021	% Change
Net life and accident premiums earned	$2.4	$2.8	-13.3%
Net investment income	10.4	5.7	81.8
Other operating income	—	—	—
Operating revenues	12.9	8.5	50.8
Claim costs	0.6	2.4	-75.0
Insurance expenses	0.9	0.8	8.7
Corporate, interest and other expenses - net	7.1	(0.3)	N/M
Operating expenses	8.6	2.9	196.8
Corporate & other pretax operating income (loss)	$4.2	$5.6	-24.6%

This segment includes a small life and accident insurance business and the net costs associated with the parent holding company and several internal corporate services subsidiaries. The segment tends to produce highly variable results stemming from volatility inherent from the lack of scale. Interest expense increased related to the issuance of $650 million of debt late in the second quarter of 2021, partially offset by net investment income from a higher level of investments.

Summary Consolidated Balance Sheet

	March 31,	December 31,	March 31,
	2022	2021	2021
Assets:
Cash and fixed income securities	$11,571.2	$11,399.6	$11,177.3
Equity securities	4,972.4	5,302.8	4,271.3
Other invested assets	120.6	116.5	116.1
Cash and invested assets	16,664.3	16,818.9	15,564.7
Accounts and premiums receivable	1,861.8	1,768.7	1,626.6
Federal income tax recoverable: Current	—	11.8	—
Reinsurance balances recoverable	5,066.9	4,943.4	4,477.2
Deferred policy acquisition costs	358.9	350.4	334.9
Sundry assets	1,166.6	1,088.4	1,045.6
Total assets	$25,118.8	$24,981.8	$23,049.3

Liabilities and Shareholders' Equity:
Policy liabilities	$2,869.7	$2,752.0	$2,641.2
Claim reserves	11,569.1	11,425.5	10,853.3
Federal income tax payable: Current	46.1	—	36.9
Deferred	157.2	249.5	165.0
Reinsurance balances and funds	1,002.1	866.0	793.5
Debt	1,594.2	1,588.5	947.2
Sundry liabilities	1,130.1	1,206.9	1,160.1
Total liabilities	18,368.6	18,088.6	16,597.4
Shareholders' equity	6,750.1	6,893.2	6,451.8
Total liabilities and shareholders' equity	$25,118.8	$24,981.8	$23,049.3

Cash, Invested Assets, and Shareholders' Equity

	Cash, Invested Assets, and Shareholders' Equity
				% Change
	March 31,	Dec. 31,	March 31,	March '22/	March '22/
	2022	2021	2021	Dec. '21	March '21
Cash and invested assets:
Fixed income securities, cash and other invested assets	$11,691.9	$11,516.1	$11,293.4	1.5%	3.5%
Equity securities	4,972.4	5,302.8	4,271.3	-6.2	16.4
Total per balance sheet	$16,664.3	$16,818.9	$15,564.7	-0.9%	7.1%
Total at cost for all	$15,320.0	$15,045.8	$14,054.8	1.8%	9.0%

Composition of shareholders' equity per share:
Equity before items below	$19.09	$18.50	$18.22	3.2%	4.8%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	3.14	4.26	3.37
Total	$22.23	$22.76	$21.59	-2.3%	3.0%

Segmented composition of
shareholders' equity per share:
Excluding RFIG run-off segment	$21.06	$21.47	$20.13	-1.9%	4.6%
RFIG run-off segment	1.17	1.29	1.46
Consolidated total	$22.23	$22.76	$21.59	-2.3%	3.0%

Old Republic's invested assets portfolio is directed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of the insurance subsidiaries' long-term claim payment obligations to policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries’ capital base. For these reasons, the investment portfolio does not contain high risk or illiquid asset classes and has zero or extremely limited exposure to, collateralized debt obligations (CDO's), credit default and interest rate swaps, hybrid securities, asset-backed securities (ABS), guaranteed investment contracts (GIC), structured investment vehicles (SIV), auction rate variable short-term securities, limited partnerships, derivatives, hedge funds or private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

As of March 31, 2022, the consolidated investment portfolio reflected an allocation of approximately 70% to fixed income (bonds and notes) and short-term investments, and 30% to equity securities (common stock). During the quarter, we modestly reduced our equity holdings. The fixed income portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities of our fixed income assets are matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. The quality of the investment portfolio remains at high levels.

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

	Shareholders' Equity
	Per Share
	March 31,
	2022	2021
Beginning balance	$22.76	$20.75
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	0.63	0.69
Net of tax realized investment gains (losses)	0.17	0.02
Net of tax unrealized investment gains (losses):
Fixed income securities	(1.33)	(0.64)
Equity securities	0.21	0.97
Total net of tax realized and unrealized
investment gains (losses)	(0.95)	0.35
Cash dividends	(0.23)	(0.22)
Other	0.02	0.02
Net change	(0.53)	0.84
Ending balance	$22.23	$21.59
Percentage change for the period	-2.3%	4.0%

Capitalization

	Capitalization
	March 31,	December 31,	March 31,
	2022	2021	2021
Debt:
4.875% Senior Notes due 2024	$398.6	$398.4	$398.0
3.875% Senior Notes due 2026	547.5	547.3	546.9
3.850% Senior Notes due 2051	642.7	642.6	—
Other miscellaneous debt	5.3	—	2.2
Total debt	1,594.2	1,588.5	947.2
Common shareholders' equity	6,750.1	6,893.2	6,451.8
Total capitalization	$8,344.3	$8,481.7	$7,399.0

Capitalization ratios:
Debt	19.1%	18.7%	12.8%
Common shareholders' equity	80.9	81.3	87.2
Total	100.0%	100.0%	100.0%

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	General	Title	RFIG Run-off	Corporate & Other	Total	% Change from prior period
Years Ended December 31:
2019	$3,432.4	$2,736.0	$59.2	$13.4	$6,241.1	5.1%
2020	3,394.2	3,286.3	45.1	12.0	6,737.8	8.0
2021	3,555.5	4,404.3	32.6	11.0	8,003.6	18.8
Quarters Ended March 31:
2021	859.1	967.7	9.2	2.8	1,838.9	17.9
2022	$910.9	$998.9	$6.5	$2.4	$1,919.0	4.4%

Consolidated net premiums and fees earned was $1.9 billion for the quarter representing growth of 4.4% compared to the 2021 period. General Insurance net earned premiums grew by 6.0%, while Title Insurance growth in premium and fees was tempered by lower revenues within their direct operations.

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG Run-off	Corporate & Other	Total
As of December 31:
2020	$10,987.8	$1,328.4	$545.1	$1,083.8	$13,945.2	$1,384.9	$15,330.1
2021	11,379.7	1,569.2	459.0	1,394.8	14,802.9	1,773.4	16,576.3
As of March 31:
2021	11,133.6	1,388.0	525.5	796.6	13,843.7	1,510.3	15,354.1
2022	$11,551.1	$1,585.3	$473.2	$1,527.1	$15,136.9	$1,343.4	$16,480.3

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate & Other	Total	Cost	Fair Value
Years Ended
December 31:
2019	$356.4	$41.4	$17.6	$35.1	$450.7	3.48%	3.30%
2020	352.2	42.0	15.2	29.4	438.9	3.24	2.96
2021	342.4	43.8	11.4	36.5	434.3	3.02	2.72
Quarters Ended
March 31:
2021	84.8	10.5	3.2	5.7	104.3	3.00	2.72
2022	$82.4	$11.3	$2.0	$10.4	$106.2	2.84%	2.57%

Net investment income increased slightly for the quarter, reflecting growth in the invested asset base, offset by lower investment yields earned.

Benefits and Claims
The Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2022 and December 31, 2021:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2022		December 31, 2021
	Gross	Net	Gross	Net

Workers' compensation	$4,851.8	$2,949.0	$4,893.0	$2,955.6
General liability	1,347.0	631.9	1,324.4	630.7
Commercial automobile (mostly trucking)	2,921.8	1,762.7	2,850.0	1,736.5
Other coverages	1,441.1	1,038.0	1,355.5	979.3
Unallocated loss adjustment expense reserves	289.7	289.3	285.2	284.8
Total general insurance reserves	10,851.6	6,671.1	10,708.4	6,587.0
Title	602.9	602.9	594.2	594.2
RFIG Run-off	103.5	103.5	111.2	111.2
Life and accident	10.9	7.2	11.6	7.6
Total claim and loss adjustment expense reserves	$11,569.1	$7,384.8	$11,425.5	$7,300.2
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$114.7	$76.8	$118.1	$77.2
% of total general insurance reserves	1.1%	1.2%	1.1%	1.2%

A summary of changes in aggregate reserves for claims and related costs is included in Note 3 of the Consolidated Financial Statements.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2019	71.8%	2.5%	53.5%	41.2%
2020	69.9	2.3	81.7	37.0
2021	64.8	2.6	(5.3)	30.2
Quarters Ended March 31:
2021	66.0	3.0	46.5	32.8
2022	63.9%	2.9%	(64.8)%	31.7%

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

Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulting in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made nor is any guaranty given that ultimate net claim and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates. In management's opinion, such changes in net claims and related costs are not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2021 Annual Report on Form 10-K under Item 1A - Risk Factors.

Underwriting Acquisition and Other Expenses
The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2019	25.7%	90.5%	25.0%	54.1%
2020	25.6	88.4	30.2	56.3
2021	26.5	86.7	39.9	59.7
Quarters Ended March 31:
2021	25.6	87.3	34.5	58.1
2022	27.7%	90.0%	46.8%	60.2%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and costs of producing business in the Company's three largest business segments. To a significant degree, expense ratios for both the General and Title Insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Moreover, general operating expenses can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions.

Combined Ratios
The combined ratios of the above summarized net claims, benefits and underwriting expenses are as follows:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2019	97.5%	93.0%	79.8%	95.3%
2020	95.5	90.7	111.9	93.3
2021	91.3	89.3	34.6	89.9
Quarters Ended March 31:
2021	91.6	90.3	81.0	90.9
2022	91.6%	92.9%	(18.0)%	91.9%

Net Investment Gains (Losses)
The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and providing sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed income securities from scheduled maturities and early calls were 65.1% and 68.2% of total dispositions occurring in the first three months of 2022 and 2021, respectively.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses on Securities			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Income Securities	Equity Securities and Miscel-laneous Investments	Total	Fixed Income Securities	Miscel-laneous Investments	Total		Total Investment Gains (Losses)
Years Ended
December 31:
2019	$(1.9)	$40.6	$38.6	$(2.0)	$—	$(2.0)	$599.5	$636.1
2020	(7.4)	21.6	14.2	—	—	—	(156.2)	(142.0)
2021	1.5	5.3	6.9	—	—	—	751.1	758.0
Quarters Ended
March 31:
2021	.3	7.5	7.8	—	—	—	367.5	375.4
2022	$(21.7)	$87.0	$65.2	$—	$—	$—	$79.8	$145.1

During the first quarter of 2022, the Company rebalanced the investment portfolio by modestly reducing equity security holdings and increasing fixed income holdings as reinvestment rates began to materially improve.

Income Taxes
The effective consolidated income tax rates were 20.0% in the first quarter 2022, compared to 20.4% in the first quarter of 2021. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax preferred investment income (principally tax-exempt interest and dividend income), the combination of fully taxable investment income, investment gains or losses, underwriting and service income and adjustments regarding the recoverability of deferred tax assets.

Segment Overview

General Insurance

Summary Operating Results

	Quarters Ended March 31,
	2022	2021	% Change
Net premiums earned	$910.9	$859.1	6.0%
Claim costs	582.2	567.3	2.6
Sales and general expenses	288.3	255.8	12.7
Segment pretax operating income (loss)	$142.5	$140.8	1.2%

Claim ratio	63.9%	66.0%
Expense ratio	27.7	25.6
Combined ratio	91.6%	91.6%

Premiums & Fees
The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended December 31:
2019	37.2%	29.1%	7.6%	6.4%	6.6%	13.1%
2020	38.4	25.4	8.7	8.0	6.0	13.5
2021	39.7	21.9	9.7	9.7	5.2	13.8
Quarters Ended March 31:
2021	40.3	22.8	9.3	9.3	5.2	13.1
2022	39.5%	21.3%	10.0%	11.2%	4.8%	13.2%

General Insurance net premiums earned increased 6.0% for the quarter, with rising premiums in commercial auto, financial indemnity, and property lines of coverage. Strong premium rate increases for most lines of coverage, other than workers' compensation, high renewal retention ratios, and new business production all contributed.

Benefits and Claims
The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of insurance coverage were as follows:

	General Insurance Claim Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended
December 31:
2019	71.8%	84.0%	63.2%	62.6%	64.0%	77.8%	61.4%
2020	69.9	80.8	60.8	58.3	57.1	73.6	67.2
2021	64.8	70.8	58.9	59.4	53.9	64.1	65.7
Quarters Ended
March 31:
2021	66.0	73.7	56.0	55.1	61.0	92.2	66.4
2022	63.9%	70.1%	62.5%	59.2%	54.1%	58.6%	65.6%

The reported claim ratio for General Insurance improved in the quarter, inclusive of favorable reserve development from prior periods and a lower current period claim provision, attributable to several years of premium rate increases, underwriting actions, and a shift in the line of coverage mix.

Sales and General Expenses
The first quarter expense ratio was elevated compared to the same quarter last year, generally reflecting the shift in line of coverage mix, and an increase in employee costs, including the timing of certain benefit accruals. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in shifts in the lines of coverage mix toward lines with higher expense ratios and lower current period claim ratios. The combination of recent year's growth in lines such as financial indemnity and property, and a decline in workers' compensation has contributed to a overall lower current period claim ratio and higher expense ratio.

Title Insurance

Summary Operating Results

	Quarters Ended March 31,
	2022	2021	% Change
Net premiums and fees earned	$998.9	$967.7	3.2%
Claim costs	29.3	29.2	0.3
Sales and general expenses	899.6	844.8	6.5
Segment pretax operating income (loss)	$80.9	$103.7	-21.9%

Claim ratio	2.9%	3.0%
Expense ratio	90.0	87.3
Combined ratio	92.9%	90.3%

Premiums & Fees
The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents
Years Ended December 31:
2019	24.9%	75.1%
2020	24.9	75.1
2021	22.0	78.0
Quarters Ended March 31:
2021	23.1	76.9
2022	19.6%	80.4%

Title Insurance net premiums and fees earned grew by 3.2% in the quarter. Agency revenues continued to increase over the prior period although at a lower rate than in recent quarters. Revenue from direct production channels declined in the quarter, and we expect both directly produced and agency produced revenues to be lower throughout the year when compared to prior year periods. Increases in mortgage interest rates significantly reduced refinance activity in the quarter and likely will for the remainder of the year. Purchase order levels were in line with the prior period and continue to benefit from strong housing prices. Ongoing increases in mortgage interest rates may affect purchase activity through the remainder of the year.

Benefits and Claims
Title Insurance claim ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity and were relatively flat for the quarter.

Sales and General Expenses
The first quarter Title Insurance expense ratio was elevated compared to the same quarter last year, generally reflecting the combination of lower directly produced revenues that carry higher fixed expenses, along with a greater proportion of agency produced revenues that have a higher overall expense ratio.

RFIG Run-off

Summary Operating Results

	Quarters Ended March 31,
	2022	2021	% Change
Net premiums earned	$6.5	$9.2	-29.0%
Claim costs	(4.2)	4.3	N/M
MI pretax operating income (loss)	$9.7	$4.9	97.0%

Claim ratio	-64.8%	46.5%
Expense ratio	46.8	34.5
Combined ratio	-18.0%	81.0%

RFIG Run-off's mortgage guaranty insurance carriers ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

Premiums & Fees
The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

Premium and Persistency Trends:	Net Earned Premiums	Persistency
Years Ended December 31:
2019	$58.8	77.5%
2020	45.1	77.6
2021	32.6	74.8
Quarters Ended March 31:
2021	9.2	76.3
2022	$6.5	74.7%

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk & Other	Total
As of December 31:
2019	$2,388.3	$201.8	$2,590.1
2020	1,842.2	169.0	2,011.2
2021	1,364.9	140.4	1,505.4
As of March 31:
2021	1,706.4	162.2	1,868.6
2022	$1,264.3	$133.9	$1,398.3
The results of RFIG Run-off reflect the continuing drop in net earned premiums in line with the declining risk in force.

Benefits and Claims

Certain mortgage guaranty average claims related trends are listed below:

	Average Settled Claim Amount (a)	Reported Delinquency Ratio at End of Period
Years Ended December 31:
2019	$49,195	10.1%
2020	37,172	14.2
2021	31,682	12.4
Quarter Ended March 31:
2021	50,991	14.0
2022	$46,176	12.2%
__________

(a)    Amounts are in whole dollars.

Claim costs reflect significantly fewer newly reported delinquencies along with improving trends in cure rates, influenced by a relatively strong economy and real estate market.

FINANCIAL POSITION

The Company's financial position at March 31, 2022 reflected increases in assets and liabilities of .5% and 1.5%, respectively, and a decrease in common shareholders' equity of 2.1% when compared to the immediately preceding year-end. Cash and invested assets represented 66.3% and 67.3% of consolidated assets as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the invested asset base, cash and accrued investment income decreased by .9% to $16,664.3.

Investment Portfolio

During the first three months of 2022 and 2021, the Company committed the majority of investable funds to short to intermediate-term fixed income securities and higher yielding publicly traded large capitalization equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both March 31, 2022 and December 31, 2021, nearly all of the Company's investments consisted of marketable securities. The investment portfolio does not contain high risk or illiquid asset classes and has zero or extremely limited exposure to, collateralized debt obligations (CDO's), credit default and interest rate swaps, hybrid securities, asset-backed securities (ABS), guaranteed investment contracts (GIC), structured investment vehicles (SIV), auction rate variable short-term securities, limited partnerships, derivatives, hedge funds or private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At March 31, 2022, the Company had no fixed income investments in default as to principal and/or interest.

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

The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. With regard to its equity portfolio, the Company does not own any options nor does it engage in any type of option writing. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of the invested assets base. The fixed income investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is reduced by concentrating on non-callable issues, and by taking asset-liability matching considerations into account. Purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management practices is expected to produce a more stable fixed income investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration.

The fair value of the Company's fixed income investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the fixed income investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed income investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed income investment portfolio. All such changes in fair value of securities are reflected, net of deferred income taxes, directly in the shareholders' equity account, and as a separate component of the statement of comprehensive income. Given the Company's inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed income securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

Possible future declines in fair values for Old Republic's fixed income portfolio would negatively affect the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses.

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a):

	March 31,	December 31,
	2022	2021
Aaa	24.5%	25.1%
Aa	11.8	12.3
A	32.9	31.9
Baa	28.6	28.5
Total investment grade	97.8	97.8
All other (b)	2.2	2.2
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers.
(b)    "All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Income Securities

March 31, 2022	Amortized Cost		Gross Unrealized Losses
Fixed Income Securities by Industry Concentration:
Industrial	$31.0		$2.0
Basic Industry	24.2		1.1
Consumer Durables	20.2		.9
Other (includes 3 industry groups)	33.7		.3
Total	$109.2	(c)	$4.6
__________

(c)    Represents 1.0% of the total fixed income securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Income Securities

March 31, 2022	Amortized Cost		Gross Unrealized Losses
Fixed Income Securities by Industry Concentration:
Utilities	$864.9		$48.9
U.S. Governments & Agencies	1,608.2		37.2
Industrial	548.7		36.3
Consumer Staples	395.2		26.2
Technology	278.6		22.4
Health Care	289.8		22.4
Financial	402.5		20.7
Retail	231.4		18.6
Other (includes 13 industry groups)	1,811.7		91.5
Total	$6,431.5	(d)	$324.5
__________

(d)    Represents 58.4% of the total fixed income securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

March 31, 2022	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Energy	$65.8		$13.2
Retail	39.5		7.5
Basic Industry	37.4		7.4
Industrial	103.2		6.9
Other (includes 3 industry groups)	115.3		6.8
Total	$361.4	(e)	$42.0	(f)
__________

(e)    Represents 10.8% of the total equity securities portfolio.
(f)    Represents 1.3% of the cost of the total equity securities portfolio, while gross unrealized gains represent 49.4% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
March 31, 2022	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$227.4	$—	$.7	$—
Due after one year through five years	2,628.5	50.6	50.0	.1
Due after five years through ten years	3,640.6	58.5	275.2	4.4
Due after ten years	44.0	—	3.1	—
Total	$6,540.7	$109.2	$329.1	$4.6

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
March 31, 2022	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Income Securities:
One to six months	$159.4	$—	$—	$159.4
Seven to twelve months	126.1	—	—	129.1
More than twelve months	43.6	—	—	43.6
Total	$329.1	$—	$—	$329.1

Number of Issues in Unrealized Loss Position:

Fixed Income Securities:
One to six months	793	—	—	793
Seven to twelve months	187	—	—	187
More than twelve months	60	—	—	60
Total	1,040	—	—	1,040	(g)
__________

(g)    At March 31, 2022 the number of issues in an unrealized loss position represent 52.7% of the total number of such fixed income issues held by the Company.

The aging of issues with unrealized losses employs balance sheet date fair value comparisons with an issue's cost. The percentage reduction from such cost reflects the decline as of a specific point in time (March 31, 2022 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages shown nor throughout the periods shown.

Age Distribution of Fixed Income Securities

	March 31,	December 31,
	2022	2021
Maturity Ranges:
Due in one year or less	11.5%	11.7%
Due after one year through five years	49.4	49.7
Due after five years through ten years	38.3	37.6
Due after ten years through fifteen years	.7	.9
Due after fifteen years	.1	.1
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.4
Duration (h)	4.0	4.0
___________

(h)    Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.4 as of March 31, 2022 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed income investment portfolio of approximately 4.4%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2021 statutory balances, the Company can receive up to $982.0 in ordinary dividends from its subsidiaries in 2022 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries.

Old Republic's total capitalization of $8,344.3 at March 31, 2022 consisted of debt of $1,594.2 and common shareholders' equity of $6,750.1. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), and dividend payments to shareholders for the period then ended. At March 31, 2022, the Company's consolidated debt to equity ratio was 23.6%.

Old Republic has paid a cash dividend without interruption since 1942 (81 years), and it has raised the annual cash dividend payout for each of the past 41 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to hold minimum amounts of capital based on specified formulas. Since the Company's mortgage insurance subsidiaries have discontinued writing new business the risk-to-capital ratio considerations are therefore no longer of consequence.

The Company's principal mortgage insurance subsidiaries sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $35.0 in the quarter ended March 31, 2022.

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

Reinsurance Programs

In order to maintain premium production within its capacity and limit maximum losses for which it might become liable under its policies, Old Republic, as is common practice in the insurance industry, may cede a portion or all of its premiums and related liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2021 Annual Report on Form 10-K.

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

Old Republic believes that its most critical accounting estimates relate to the establishment of reserves for losses and loss adjustment expenses and the recoverability of reinsured outstanding losses. The major assumptions and methods used in setting these estimates are summarized in the Company's 2021 Annual Report on Form 10-K.

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

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2021 Form 10-K Annual Report filing to the Securities and Exchange Commission, which is specifically incorporated herein by reference.

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

OLD REPUBLIC INTERNATIONAL CORPORATION

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments as a result of changes in interest rates, equity prices, foreign exchange rates and commodity prices. Old Republic's primary market risks consist of interest rate risk associated with investments in fixed income and equity price risk associated with investments in equity securities. The Company has no material foreign exchange or commodity risk.

Old Republic's market risk exposures at March 31, 2022, have not materially changed from those identified in the Company's 2021 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2022, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OLD REPUBLIC INTERNATIONAL CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The information contained in Note 8 "Commitments and Contingent Liabilities" of the Notes to Consolidated Financial Statements filed as Part 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2021 Annual report on Form 10-K.

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

Old Republic International Corporation
(Registrant)
Date:	May 6, 2022

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