Form 10-Q
period 2022-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2022-08-05
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	June 30, 2022
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at June 30, 2022 was 308,937,054.

There are 44 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2022

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

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	June 30,	December 31,
	2022	2021
Assets
Investments:
Available for sale:
Fixed income securities (at fair value) (amortized cost: $11,500.8 and $10,438.6)	$10,914.1	$10,675.7
Short-term investments (at fair value which approximates cost)	736.9	565.7
Total	11,651.1	11,241.4
Equity securities (at fair value) (cost: $2,937.1 and $3,766.5)	4,182.4	5,302.8
Other investments	31.2	32.0
Total Investments	15,864.9	16,576.3
Other Assets:
Cash	100.8	158.1
Accrued investment income	94.1	84.4
Accounts and notes receivable	2,096.0	1,768.7
Federal income tax recoverable: Current	19.6	11.8
Reinsurance balances and funds held	351.1	258.1
Reinsurance recoverable: Paid losses	140.0	118.2
Policy and loss reserves	5,411.0	4,825.1
Deferred policy acquisition costs	372.6	350.4
Sundry assets	844.8	830.3
Total Other Assets	9,430.5	8,405.5
Total Assets	$25,295.4	$24,981.8
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Loss and loss adjustment expense reserves	$11,905.4	$11,425.5
Unearned premiums	2,937.3	2,559.4
Other policyholders' benefits and funds	192.4	192.6
Total policy liabilities and accruals	15,035.2	14,177.5
Commissions, expenses, fees, and taxes	512.5	573.5
Reinsurance balances and funds	1,177.3	866.0
Federal income tax payable: Deferred	17.2	249.5
Debt	1,594.5	1,588.5
Sundry liabilities	565.3	633.3
Total Liabilities	18,902.2	18,088.6
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	308.9	307.5
Additional paid-in capital	1,395.9	1,376.1
Retained earnings	5,341.0	5,214.0
Accumulated other comprehensive income (loss)	(576.0)	78.0
Unallocated ESSOP shares (at cost)	(76.6)	(82.5)
Total Common Shareholders' Equity	6,393.1	6,893.2
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$25,295.4	$24,981.8

________

(1)    At June 30, 2022 and December 31, 2021, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 308,937,054 and 307,565,632 were issued as of June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Net premiums earned	$1,887.4	$1,868.5	$3,716.1	$3,600.7
Title, escrow, and other fees	94.8	118.7	185.1	225.4
Total premiums and fees	1,982.3	1,987.3	3,901.3	3,826.2
Net investment income	107.8	107.6	214.1	211.9
Other income	37.6	37.8	73.9	74.1
Total operating revenues	2,127.8	2,132.8	4,189.4	4,112.4
Net investment gains (losses):
Realized from actual transactions and impairments	53.2	1.0	118.5	8.9
Unrealized from changes in fair value of
equity securities	(370.7)	119.9	(290.9)	487.4
Total realized and unrealized investment
gains (losses)	(317.4)	120.9	(172.3)	496.4
Total revenues	1,810.3	2,253.7	4,017.0	4,608.8

Expenses:
Loss and loss adjustment expenses	635.6	615.8	1,240.1	1,213.8
Dividends to policyholders	3.0	9.1	6.5	14.5
Underwriting, acquisition, and other expenses	1,209.6	1,220.6	2,408.7	2,330.9
Interest and other charges	16.6	12.1	33.6	22.8
Total expenses	1,865.0	1,857.7	3,688.9	3,582.2
Income (loss) before income taxes (credits)	(54.6)	396.0	328.0	1,026.6

Income Taxes (Credits):
Current	60.2	46.6	123.3	97.4
Deferred	(74.6)	32.9	(61.4)	110.6
Total	(14.4)	79.5	61.9	208.0

Net Income (Loss)	$(40.1)	$316.4	$266.1	$818.5

Net Income (Loss) Per Share:
Basic	$(.13)	$1.06	$.88	$2.73
Diluted	$(.13)	$1.05	$.87	$2.72

Average shares outstanding: Basic	303,793,432	299,934,621	303,695,113	299,831,932
Diluted	303,793,432	302,328,012	305,312,529	301,381,955

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income (Loss) As Reported	$(40.1)	$316.4	$266.1	$818.5

Other comprehensive income (loss):
Unrealized gains (losses) on securities not included
in the statements of income:
Unrealized gains (losses) before reclassifications,
not included in the statements of income	(356.1)	61.4	(889.4)	(180.9)
Amounts reclassified as realized investment (gains)
losses in the statements of income	38.6	(.6)	60.4	(1.0)
Pretax unrealized gains (losses) on securities not
included in the statements of income	(317.4)	60.7	(829.0)	(182.0)
Deferred income taxes (credits)	(66.9)	12.7	(175.0)	(38.4)
Net unrealized gains (losses) on securities not included
in the statements of income, net of tax	(250.4)	47.9	(654.0)	(143.6)
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	—	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.7	1.8	1.5	3.6
Pretax net adjustment related to defined benefit
pension plans	.7	1.8	1.5	3.6
Deferred income taxes (credits)	.1	.3	.3	.7
Net adjustment related to defined benefit pension
plans, net of tax	.6	1.4	1.2	2.9
Foreign currency translation adjustment	(5.5)	4.0	(1.3)	7.0
Total other comprehensive income (loss)	(255.3)	53.4	(654.1)	(133.6)
Comprehensive Income (Loss)	$(295.5)	$369.8	$(388.0)	$684.9

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$308.3	$304.7	$307.5	$304.1
Dividend reinvestment plan	—	—	—	—
Stock based compensation	.6	.9	1.3	1.5
Balance, end of period	$308.9	$305.7	$308.9	$305.7

Additional Paid-in Capital:
Balance, beginning of period	$1,391.3	$1,318.9	$1,376.1	$1,306.9
Dividend reinvestment plan	.2	.2	.5	1.4
Stock based compensation	3.1	16.8	16.4	27.1
ESSOP shares released	1.3	1.5	2.9	2.1
Other - net	(.1)	—	(.1)	—
Balance, end of period	$1,395.9	$1,337.6	$1,395.9	$1,337.6

Retained Earnings:
Balance, beginning of period	$5,450.8	$4,831.4	$5,214.0	$4,394.8
Net income (loss)	(40.1)	316.4	266.1	818.5
Dividends on common shares (1)	(69.6)	(65.7)	(139.1)	(131.2)
Balance, end of period	$5,341.0	$5,082.1	$5,341.0	$5,082.1

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$(320.7)	$96.9	$78.0	$284.0
Net unrealized gains (losses) on securities not included in the
statements of income, net of tax	(250.4)	47.9	(654.0)	(143.6)
Net adjustment related to defined benefit pension plans,
net of tax	.6	1.4	1.2	2.9
Foreign currency translation adjustment	(5.5)	4.0	(1.3)	7.0
Balance, end of period	$(576.0)	$150.4	$(576.0)	$150.4

Unallocated ESSOP Shares:
Balance, beginning of period	$(79.6)	$(100.3)	$(82.5)	$(103.2)
ESSOP shares released	2.9	2.9	5.9	5.9
Balance, end of period	$(76.6)	$(97.3)	$(76.6)	$(97.3)
________

(1)    Cash dividends per common share of $.23 and $.22 were declared for the quarters ended June 30, 2022 and 2021, respectively, and $.46 and $.44 were declared for the comparative six month periods.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$266.1	$818.5
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(22.1)	(18.3)
Premiums and other receivables	(327.2)	(234.7)
Loss and loss adjustment expense reserves	166.9	205.3
Unearned premiums and other policyholders' liabilities	104.6	46.1
Income taxes	(65.4)	89.0
Reinsurance balances and funds	196.4	168.7
Realized investment (gains) losses from actual transactions	(118.5)	(8.9)
Unrealized investment (gains) losses from changes in fair value
of equity securities	290.9	(487.4)
Accounts payable, accrued expenses and other	(88.4)	(62.7)
Total	403.2	515.4

Cash flows from investing activities:
Fixed income securities:
Maturities and early calls	732.5	740.6
Sales	372.4	168.3
Sales of:
Equity securities	1,045.8	197.7
Other investments	5.1	4.8
Purchases of:
Fixed income securities	(2,250.1)	(1,086.2)
Equity securities	(37.7)	(850.5)
Other investments	(24.8)	(30.2)
Net decrease (increase) in short-term investments	(171.2)	115.7
Other - net	(7.0)	—
Total	(335.0)	(739.6)

Cash flows from financing activities:
Issuance of debentures and notes	—	642.5
Issuance of common shares	14.4	27.5
Redemption of debentures and notes	—	(19.5)
Dividends on common shares (including a special dividend paid in January
2021 of $304.0)	(139.0)	(435.3)
Other - net	(.9)	(.6)
Total	(125.5)	214.7

Increase (decrease) in cash	(57.3)	(9.4)
Cash, beginning of period	158.1	118.7
Cash, end of period	$100.8	$109.2

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$32.9	$20.4
Income taxes	$128.0	$119.2
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

The status and fair value changes of each of the fixed income investments are reviewed at least once per quarter to assess whether a decline in fair value of an investment below its cost basis is the result of a credit loss. Credit losses are recorded through an allowance with the corresponding charge to realized investment gains (losses). If the Company intends to sell or is more likely than not required to sell a security, the asset is written down to fair value directly through realized investment gains (losses).

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At June 30, 2022, the Company and its subsidiaries did not have significant amounts of non-income producing fixed income or equity securities.

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

Revenue Recognition - Pursuant to GAAP applicable to the insurance industry, revenues are recognized as follows:

Substantially all general insurance premiums pertain to annual policies and are reflected in income on a pro-rata basis in association with the related loss and loss adjustment expenses.

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 21% of 2022 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and loss reserve provisions.

Loss and Loss Adjustment Expenses - The establishment of loss reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

All reserves are therefore based on estimates which are periodically reviewed and evaluated in the light of emerging loss experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders' dividends, all of which tend to be affected by development of losses in future years, may offset, in whole or in part, favorable or unfavorable loss developments for certain coverages such as workers' compensation, portions of which are written under loss sensitive programs that provide for such adjustments. Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. However, no representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates.

The Company’s accounting policy regarding the establishment of loss reserve estimates is described in Note 1 to the consolidated financial statements included in Old Republic’s 2021 Annual Report on Form 10-K. Certain loss related financial statement captions and disclosures reflect minor wording changes when compared to the Company's 2021 Annual Report on Form 10-K.

Employee Benefit Plans - The Company has a closed pension plan (the "Plan") for certain employees under which benefits were frozen as of December 31, 2013. The underfunded status of the Plan is recognized as a net pension liability with offsetting entries reflected as a component of shareholders' equity in accumulated other comprehensive income, net of deferred taxes.

The Company also provides long-term incentive awards to certain employees. In March 2022, the Compensation Committee of the Company's Board of Directors approved the grant of stock-based awards to certain employees under the 2022 Incentive Compensation Plan which received shareholder approval in May 2022.

Note 2 - Investments

The amortized cost and estimated fair values by type and contractual maturity of fixed income securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Income Securities by Type:
June 30, 2022:
U.S. & Canadian Governments	$2,233.8	$.9	$74.0	$2,160.6
Tax-exempt	908.1	1.6	5.7	904.0
Corporate	8,358.9	9.2	518.7	7,849.4
	$11,500.8	$11.8	$598.5	$10,914.1

December 31, 2021:
U.S. & Canadian Governments	$2,121.6	$44.8	$7.9	$2,158.5
Tax-exempt	944.9	44.3	—	989.2
Corporate	7,372.1	220.0	64.2	7,527.9
	$10,438.6	$309.2	$72.2	$10,675.7

	Amortized Cost	Estimated Fair Value
Fixed Income Securities Stratified by Contractual Maturity at June 30, 2022:
Due in one year or less	$1,243.8	$1,241.5
Due after one year through five years	5,739.1	5,614.3
Due after five years through ten years	4,451.5	3,994.5
Due after ten years	66.2	63.6
	$11,500.8	$10,914.1

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022:

Fixed Income Securities:
U.S. & Canadian Governments	$1,601.4	$39.7	$435.2	$34.3	$2,036.6	$74.0
Tax-exempt	578.2	5.7	—	—	578.2	5.7
Corporate	5,738.1	335.3	992.3	183.3	6,730.4	518.7
	$7,917.8	$380.7	$1,427.5	$217.7	$9,345.4	$598.5

Number of securities in
unrealized loss position		1,413		222		1,635

December 31, 2021:

Fixed Income Securities:
U.S. & Canadian Governments	$761.8	$6.2	$43.2	$1.6	$805.0	$7.9
Corporate	2,032.8	55.5	174.1	8.7	2,207.0	64.2
	$2,794.7	$61.8	$217.3	$10.3	$3,012.0	$72.2

Number of securities in
unrealized loss position		419		32		451

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers its intent and ability to continue to hold the securities until cost recovery, principally in consideration of its asset and liability maturity matching objectives. Net realized investment gains (losses) in the second quarter and first six months of 2022 included $2.5 of losses on fixed income securities for which the Company no longer intends to hold until recovery. No such losses were recognized during the same periods of 2021. The Company recorded no allowance for credit losses as of June 30, 2022, and December 31, 2021.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022	$2,937.1	$1,289.2	$43.9	$4,182.4
December 31, 2021	$3,766.5	$1,620.8	$84.5	$5,302.8

During the second quarter and first six months of 2022 and 2021, the Company recognized pretax unrealized investment gains (losses) of $(370.7) and $(290.9), respectively for 2022, and $119.9 and $487.4, respectively for 2021, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at June 30, 2022 and 2021 were $(292.4) and $(154.6) for the second quarter and first six months of 2022, respectively, and $119.9 and $479.7 for the second quarter and first six months of 2021, respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of June 30, 2022 and December 31, 2021.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of June 30, 2022:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed income securities:
U.S. & Canadian Governments	$1,521.0	$639.6	$—	$2,160.6
Tax-exempt	—	904.0	—	904.0
Corporate	—	7,838.9	10.5	7,849.4
Short-term investments	736.9	—	—	736.9
Equity securities	$4,180.6	$—	$1.7	$4,182.4

As of December 31, 2021:
Available for sale:
Fixed income securities:
U.S. & Canadian Governments	$1,453.8	$704.6	$—	$2,158.5
Tax-exempt	—	989.2	—	989.2
Corporate	—	7,517.4	10.5	7,527.9
Short-term investments	565.7	—	—	565.7
Equity securities	$5,300.8	$—	$1.9	$5,302.8

There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2022.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Investment income:
Fixed income securities	$73.3	$72.6	$139.6	$142.4
Equity securities	35.3	35.4	76.9	71.6
Short-term investments	1.1	—	1.2	—
Other sources	.5	.7	.8	.7
Gross investment income	110.4	108.9	218.5	214.9
Investment expenses	2.5	1.3	4.4	2.9
Net investment income	$107.8	$107.6	$214.1	$211.9

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$.1	$1.0	$.1	$1.6
Losses	(37.5)	(.3)	(59.3)	(.5)
Net	(37.4)	.6	(59.1)	1.0
Equity securities:
Gains	106.6	.3	220.1	36.7
Losses	(14.6)	—	(41.1)	(28.8)
Net	91.9	.3	179.0	7.8
Other investments, net	1.2	—	1.2	—
Total realized from actual transactions	55.8	1.0	121.1	8.9
From impairments	(2.5)	—	(2.5)	—
From unrealized changes in fair value of equity securities	(370.7)	119.9	(290.9)	487.4
Total realized and unrealized investment gains (losses)	(317.4)	120.9	(172.3)	496.4
Current and deferred income taxes (credits)	(67.0)	25.4	(36.4)	105.0
Net of tax realized and unrealized investment gains (losses)	$(250.4)	$95.5	$(135.9)	$391.3

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed income securities	$(314.6)	$60.2	$(822.0)	$(180.8)
Less: Deferred income taxes (credits)	(66.3)	12.6	(173.5)	(38.1)
	(248.2)	47.6	(648.4)	(142.6)

Other investments	(2.8)	.4	(7.0)	(1.2)
Less: Deferred income taxes (credits)	(.5)	—	(1.4)	(.2)
	(2.2)	.3	(5.5)	(.9)
Net changes in unrealized investment gains (losses),
net of tax	$(250.4)	$47.9	$(654.0)	$(143.6)

Note 3 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	Six Months Ended
	June 30,
	2022	2021
Gross reserves at beginning of period	$11,425.5	$10,671.0
Less: reinsurance losses recoverable	4,125.3	3,650.5
Net reserves at beginning of period:
General Insurance	6,587.0	6,328.0
Title Insurance	594.2	556.1
RFIG Run-off	111.2	127.6
Other	7.6	8.6
Sub-total	7,300.2	7,020.4
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,238.7	1,191.6
Title Insurance	72.8	75.9
RFIG Run-off	7.3	7.9
Other	4.8	5.9
Sub-total	1,323.8	1,281.5
Change in provision for insured events of prior years:
General Insurance	(46.8)	(48.2)
Title Insurance	(14.4)	(13.5)
RFIG Run-off	(19.7)	(3.3)
Other	(2.1)	(2.3)
Sub-total	(83.1)	(67.4)
Total incurred loss and loss adjustment expenses	1,240.6	1,214.0
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
General Insurance	291.5	276.5
Title Insurance	2.2	2.6
RFIG Run-off	—	—
Other	2.2	3.0
Sub-total	296.1	282.2
Loss and loss adjustment expenses attributable to
insured events of prior years:
General Insurance	734.5	688.5
Title Insurance	34.1	27.8
RFIG Run-off	7.9	8.7
Other	.9	1.1
Sub-total	777.5	726.2
Total payments	1,073.6	1,008.5
Net reserves at end of period:
General Insurance	6,752.7	6,506.3
Title Insurance	616.2	588.1
RFIG Run-off	91.0	123.4
Other	7.1	8.0
Sub-total	7,467.2	7,226.0
Reinsurance losses recoverable	4,438.2	3,949.2
Gross reserves at end of period	$11,905.4	$11,175.2

For the six months ended June 30, 2022, all operating segments experienced favorable loss reserve development. General Insurance favorable development continued in the commercial auto and workers' compensation lines of coverage. This was partially offset by unfavorable development in the financial indemnity (which includes public company D&O) line of coverage, stemming from large security class action claims activity occurring from accident years 2018 and 2019. Favorable development experienced from Title Insurance occurred largely within the 2017-2019 accident years, while RFIG Run-off was driven by positive trends in delinquency cure rates.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Basic and diluted earnings per share -
income (loss) available to common stockholders	$(40.1)	$316.4	$266.1	$818.5
Denominator:
Basic earnings per share -
weighted-average shares (a)	303,793,432	299,934,621	303,695,113	299,831,932
Effect of dilutive securities - stock based
compensation awards	—	2,393,391	1,617,416	1,550,023
Diluted earnings per share -
adjusted weighted-average shares (a)	303,793,432	302,328,012	305,312,529	301,381,955
Earnings per share: Basic	$(.13)	$1.06	$.88	$2.73
Diluted	$(.13)	$1.05	$.87	$2.72

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	10,876,599	—	2,670,000	350,000
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

The Company’s credit allowance was comprised of $16.0 related to reinsurance recoverables as of both June 30, 2022 and December 31, 2021, and $25.7 and $24.1 related to accounts and notes receivable, as of June 30, 2022 and December 31, 2021, respectively.

The Company’s evaluation of credit allowances on available for sale fixed income securities is discussed further in Note 2. The Company is not exposed to material concentrations of credit risks as to any one issuer of investment securities.

Note 7 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes:
4.875% issued in 2014 and due 2024	$398.7	$407.0	$398.4	$435.8
3.875% issued in 2016 and due 2026	547.6	536.4	547.3	597.0
3.850% issued in 2021 and due 2051	642.7	493.0	642.6	702.9
Other miscellaneous debt	5.3	5.3	—	—
Total debt	$1,594.5	$1,441.8	$1,588.5	$1,735.7

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

The following table shows a summary of financial liabilities disclosed, but not carried at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
June 30, 2022	$1,594.5	$1,441.8	$—	$1,436.5	$5.3
December 31, 2021	$1,588.5	$1,735.7	$—	$1,735.7	$—

Note 8 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At June 30, 2022, the Company had no material non-claim litigation exposures in its consolidated business.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General Insurance:
Net premiums earned	$943.5	$867.2	$1,854.5	$1,726.3
Net investment income and other income	121.0	124.7	239.4	245.6
Total revenues excluding investment gains (losses)	$1,064.5	$991.9	$2,094.0	$1,972.0
Segment pretax operating income (loss) (a)	$137.9	$123.4	$280.4	$264.2
Income tax expense (credits)	$27.3	$23.5	$55.0	$50.9

Title Insurance:
Net premiums earned	$935.3	$990.0	$1,844.0	$1,851.0
Title, escrow and other fees	94.8	118.7	185.1	225.4
Sub-total	1,030.2	1,108.8	2,029.2	2,076.5
Net investment income and other income	11.4	11.3	22.9	22.1
Total revenues excluding investment gains (losses)	$1,041.6	$1,120.2	$2,052.1	$2,098.7
Segment pretax operating income (loss) (a)	$109.5	$138.9	$190.5	$242.6
Income tax expense (credits)	$23.2	$29.1	$40.1	$51.0

RFIG Run-off:
Net premiums earned	$6.0	$8.5	$12.6	$17.7
Net investment income and other income	1.5	2.9	3.6	6.1
Total revenues excluding investment gains (losses)	$7.6	$11.4	$16.2	$23.8
Segment pretax operating income (loss)	$12.2	$7.5	$22.0	$12.4
Income tax expense (credits)	$2.5	$1.4	$4.5	$2.3

Consolidated Revenues:
Total revenues of Company segments	$2,113.8	$2,123.6	$4,162.4	$4,094.6
Other sources (b)	48.2	36.7	93.6	71.8
Consolidated investment gains (losses):
Realized from actual transactions and impairments	53.2	1.0	118.5	8.9
Unrealized from changes in fair value of equity securities	(370.7)	119.9	(290.9)	487.4
Total realized and unrealized investment gains (losses)	(317.4)	120.9	(172.3)	496.4
Consolidation elimination adjustments	(34.2)	(27.5)	(66.7)	(54.0)
Consolidated revenues	$1,810.3	$2,253.7	$4,017.0	$4,608.8

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
Company segments	$259.8	$269.8	$493.1	$519.3
Other sources - net (b)	3.0	5.1	7.3	10.8
Consolidated investment gains (losses):
Realized from actual transactions and impairments	53.2	1.0	118.5	8.9
Unrealized from changes in fair value of equity securities	(370.7)	119.9	(290.9)	487.4
Total realized and unrealized investment gains (losses)	(317.4)	120.9	(172.3)	496.4
Consolidated income (loss) before income
taxes (credits)	$(54.6)	$396.0	$328.0	$1,026.6

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
of Company segments	$53.1	$54.1	$99.7	$104.2
Other sources - net (b)	(.5)	—	(1.3)	(1.3)
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	(67.0)	25.4	(36.4)	105.0
Consolidated income tax expense (credits)	$(14.4)	$79.5	$61.9	$208.0

	June 30,	December 31,
	2022	2021
Consolidated Assets:
General Insurance	$21,017.3	$20,660.9
Title Insurance	2,076.3	2,234.2
RFIG Run-off	421.4	516.4
Total assets of company segments	23,515.1	23,411.6
Other assets (b)	1,970.8	1,716.3
Consolidation elimination adjustments	(190.5)	(146.1)
Consolidated assets	$25,295.4	$24,981.8

(a)    Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $16.5 and $32.6 compared to $15.9 and $31.8 for the quarters and six months ended June 30, 2022 and 2021, respectively, and Title - $.3 and $.8 compared to $.4 and $.9 for the quarters and six months ended June 30, 2022 and 2021, respectively.
(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company and several internal corporate services subsidiaries.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2022 and 2021
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance and Republic Financial Indemnity Group ("RFIG") Run-off. A small life and accident insurance business, accounting for .1% of consolidated operating revenues for the six months ended June 30, 2022 and .5% of consolidated assets as of that date, is included within the Corporate & Other caption of this report.

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

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices generally reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1 to the consolidated financial statements included in Old Republic's 2021 Annual Report on Form 10-K.

The insurance business is distinguished from most others in that the prices (premiums) charged for most products are set without knowing what the ultimate loss costs will be. We also can't know exactly when claims will be paid, which may be many years after a policy was issued or expired. This casts Old Republic as a risk-taking enterprise managed for the long run. Old Republic therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on maintaining a sound financial condition to support our subsidiaries' long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. In addition, management engages in an ongoing assessment of operating risks, such as cybersecurity risks, that could adversely affect the Company's business and reputation.

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

In light of the above factors, the Company is managed for the long run and with little regard for quarterly or even annual reporting periods. These time frames are too short. Management believes results are best evaluated by looking at underwriting and overall operating performance trends over 10-year intervals. These likely include one or two economic and/or underwriting cycles. This provides enough time for these cycles to run their course, for underwriting and premium rate changes to appear in financial results, and for reserved loss costs to be quantified with greater certainty.

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Pretax income (loss)	$(54.6)	$396.0		$328.0	$1,026.6
Pretax investment gains (losses)	(317.4)	120.9		(172.3)	496.4
Pretax income (loss) excluding investment gains (losses)	$262.8	$275.0	(4.4)%	$500.4	$530.2	(5.6)%

Net income (loss)	$(40.1)	$316.4		$266.1	$818.5
Net of tax investment gains (losses)	(250.4)	95.5		(135.9)	391.3
Net income (loss) excluding investment gains (losses)	$210.2	$220.9	(4.8)%	$402.0	$427.2	(5.9)%

Combined ratio	90.9%	90.6%		91.4%	90.8%

PER DILUTED SHARE

	Quarters Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net income (loss)	$(.13)	$1.05		$.87	$2.72
Net of tax investment gains (losses)	(.82)	.32		(.45)	1.30
Net income (loss) excluding investment gains (losses)	$.69	$.73	(5.5)%	$1.32	$1.42	(7.0)%

SHAREHOLDERS' EQUITY (BOOK VALUE)

				June 30,	Dec. 31,
				2022	2021	% Change
Total				$6,393.1	$6,893.2	(7.3)%
Per Common Share				$20.99	$22.76	(7.8)%

Old Republic International Corporation reported pretax income, excluding investment gains (losses), of $262.8 for the quarter and $500.4 for the first six months of 2022. The decline compared to the 2021 periods is within expectations, with General Insurance pretax operating income increasing nearly 12%, while the effect of increasing mortgage interest rates reduced Title Insurance results. Both General Insurance and Title Insurance produced solid underwriting results that drove a consolidated combined ratio of 90.9% and 91.4% for the quarter and first six months of 2022, respectively.

Consolidated net premiums and fees earned were relatively consistent for the quarter, with General Insurance net earned premiums growing 8.8%, offset by a 7.1% decline in Title Insurance net premiums and fees as a result of lower revenues in both direct and agency operations. For the first six months, consolidated net premiums and fees earned were up 2.0%, reflecting growth in General Insurance of 7.4%, partially offset by a 2.3% decline in Title Insurance. Net investment income increased slightly in both 2022 periods, reflecting growth in the invested asset base, offset by lower investment yields earned.

Book value per share was $20.99 as of June 30, 2022, reflecting declining fair market values in both the fixed income and equity portfolios, partially offset by operating earnings. With the addition of dividends declared during the first six months, this was a decrease of 5.8% over year-end 2021.

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

FINANCIAL HIGHLIGHTS
	Quarters Ended June 30,			Six Months Ended June 30,
SUMMARY INCOME STATEMENTS:	2022	2021	% Change	2022	2021	% Change
Revenues:
Net premiums and fees earned	$1,982.3	$1,987.3	(0.2)%	$3,901.3	$3,826.2	2.0%
Net investment income	107.8	107.6	0.2	214.1	211.9	1.0
Other income	37.6	37.8	(0.5)	73.9	74.1	(0.3)
Total operating revenues	2,127.8	2,132.8	(0.2)	4,189.4	4,112.4	1.9
Investment gains (losses):
Realized from actual transactions and impairments	53.2	1.0		118.5	8.9
Unrealized from changes in fair value of equity securities	(370.7)	119.9		(290.9)	487.4
Total investment gains (losses)	(317.4)	120.9		(172.3)	496.4
Total revenues	1,810.3	2,253.7		4,017.0	4,608.8
Operating expenses:
Loss and loss adjustment expenses	638.6	624.9	2.2	1,246.6	1,228.3	1.5
Sales and general expenses	1,209.6	1,220.6	(0.9)	2,408.7	2,330.9	3.3
Interest and other charges	16.6	12.1	37.1	33.6	22.8	47.3
Total operating expenses	1,865.0	1,857.7	0.4%	3,688.9	3,582.2	3.0%
Pretax income (loss)	(54.6)	396.0		328.0	1,026.6
Income taxes (credits)	(14.4)	79.5		61.9	208.0
Net income (loss)	$(40.1)	$316.4		$266.1	$818.5

COMMON STOCK STATISTICS:
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$0.69	$0.74	(6.8)%	$1.32	$1.43	(7.7)%
Net investment gains (losses):
Realized from actual transactions and impairments	0.14	—		0.31	0.02
Unrealized from changes in fair value of equity securities	(0.96)	0.32		(0.75)	1.28
Basic net income (loss)	$(0.13)	$1.06		$0.88	$2.73
Diluted net income (loss) excluding investment gains (losses)	$0.69	$0.73	(5.5)%	$1.32	$1.42	(7.0)%
Net investment gains (losses):
Realized from actual transactions and impairments	0.14	—		0.30	0.02
Unrealized from changes in fair value of equity securities	(0.96)	0.32		(0.75)	1.28
Diluted net income (loss)	$(0.13)	$1.05		$0.87	$2.72
Cash dividends on common stock	$0.23	$0.22		$0.46	$0.44
Book value per share				$20.99	$22.59	(7.1)%

We believe the information presented in the following table highlights the most meaningful indicators of ORI's segmented and consolidated financial performance. The information underscores the performance of our underwriting operations, as well as our sound investment of the capital and underwriting cash flows from these operations.

Sources of Consolidated Income (Loss)
	Quarters Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums and fees earned:
General insurance	$943.5	$867.2	8.8%	$1,854.5	$1,726.3	7.4%
Title insurance	1,030.2	1,108.8	(7.1)	2,029.2	2,076.5	(2.3)
RFIG run-off	6.0	8.5	(29.1)	12.6	17.7	(29.0)
Corporate & other	2.4	2.7	(8.7)	4.9	5.5	(11.0)
Consolidated	$1,982.3	$1,987.3	(0.2)%	$3,901.3	$3,826.2	2.0%

Underwriting and related services income (loss):
General insurance	$70.9	$52.4	35.4%	$147.3	$124.3	18.5%
Title insurance	98.7	128.6	(23.3)	168.9	222.5	(24.1)
RFIG run-off	10.6	4.6	132.5	18.4	6.3	190.2
Corporate & other	(8.7)	(6.0)	(43.0)	(14.8)	(12.1)	(21.8)
Consolidated	$171.7	$179.5	(4.4)%	$319.9	$341.0	(6.2)%

Consolidated underwriting ratio:
Loss ratio:
Current year	34.1%	33.2%		34.1%	33.9%
Prior years	(1.9)	(1.8)		(2.1)	(1.8)
Total	32.2	31.4		32.0	32.1
Expense ratio	58.7	59.2		59.4	58.7
Combined ratio	90.9%	90.6%		91.4%	90.8%

Net investment income:
General insurance	$83.6	$87.1	(4.0)%	$166.0	$172.0	(3.4)%
Title insurance	11.1	11.0	0.3	22.4	21.5	3.9
RFIG run-off	1.5	2.9	(45.2)	3.6	6.1	(40.5)
Corporate & other	11.5	6.4	77.2	21.9	12.2	79.4
Consolidated	$107.8	$107.6	0.2%	$214.1	$211.9	1.0%

Interest and other charges (credits):
General insurance	$16.6	$16.0		$32.9	$32.0
Title insurance	0.2	0.8		0.8	1.5
RFIG run-off	—	—		—	—
Corporate & other (a)	(0.2)	(4.7)		(0.1)	(10.7)
Consolidated	$16.6	$12.1	37.1%	$33.6	$22.8	47.3%

Segmented and consolidated pretax income (loss)
excluding investment gains (losses):
General insurance	$137.9	$123.4	11.8%	$280.4	$264.2	6.1%
Title insurance	109.5	138.9	(21.1)	190.5	242.6	(21.5)
RFIG run-off	12.2	7.5	63.7	22.0	12.4	76.9
Corporate & other	3.0	5.1	(41.1)	7.3	10.8	(32.5)
Consolidated	262.8	275.0	(4.4)%	500.4	530.2	(5.6)%
Income taxes (credits) on above	52.5	54.1		98.3	102.9
Net income (loss) excluding
investment gains (losses)	210.2	220.9	(4.8)%	402.0	427.2	(5.9)%
Consolidated pretax investment gains (losses):
Realized from actual transactions
and impairments	53.2	1.0		118.5	8.9
Unrealized from changes in
fair value of equity securities	(370.7)	119.9		(290.9)	487.4
Total	(317.4)	120.9		(172.3)	496.4
Income taxes (credits) on above	(67.0)	25.4		(36.4)	105.0
Net of tax investment gains (losses)	(250.4)	95.5		(135.9)	391.3
Net income (loss)	$(40.1)	$316.4		$266.1	$818.5
Consolidated operating cash flow	$124.7	$219.4		$403.2	$515.4

(a) Includes consolidation/elimination entries.

General Insurance Segment Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums written	$1,002.3	$898.3	11.6%	$1,963.1	$1,769.5	10.9%
Net premiums earned	943.5	867.2	8.8	1,854.5	1,726.3	7.4
Net investment income	83.6	87.1	(4.0)	166.0	172.0	(3.4)
Other income	37.3	37.6	(0.6)	73.3	73.6	(0.4)
Operating revenues	1,064.5	991.9	7.3	2,094.0	1,972.0	6.2
Loss and loss adjustment expenses	616.1	590.5	4.3	1,198.3	1,157.9	3.5
Sales and general expenses	293.8	261.9	12.2	582.2	517.7	12.4
Interest and other charges	16.6	16.0	3.5	32.9	32.0	2.7
Operating expenses	926.6	868.5	6.7	1,813.5	1,707.7	6.2
Segment pretax operating income (loss)	$137.9	$123.4	11.8%	$280.4	$264.2	6.1%

Loss ratio	65.3%	68.1%		64.6%	67.1%
Expense ratio	27.2	25.9		27.4	25.7
Combined ratio	92.5%	94.0%		92.0%	92.8%

General Insurance net premiums earned increased 8.8% and 7.4% for the quarter and first six months, respectively, with rising premiums in all major lines of coverage. Premium rate increases for most lines of coverage, high renewal retention ratios, and new business production all contributed. Net investment income decreased in both 2022 periods, reflecting lower investment yields earned, partially offset by growth in the invested asset base.

The reported loss ratio for General Insurance improved in the quarter, inclusive of favorable reserve development from prior periods and a lower current period loss provision, attributable to several years of premium rate increases, underwriting actions, and a shift in the line of coverage mix. Favorable development of 1.9% was lower in the quarter with continued favorable development in the commercial auto and workers' compensation lines of coverage, partially offset by unfavorable development in the financial indemnity line of coverage.

The second quarter and first six month expense ratios were elevated compared to the same periods last year, generally reflecting the shift in line of coverage mix, and an increase in employee related costs. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in shifts in the lines of coverage mix toward lines with higher expense ratios and lower current period loss ratios.

Together, these factors produced highly profitable combined ratios and greater pretax operating income for the periods reported.

The following table shows recent annual and interim periods' loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2017	71.8%	0.7%	71.1%
2018	72.2	—	72.2
2019	71.8	0.4	71.4
2020	69.9	(0.8)	70.7
2021	64.8%	(3.8)%	68.6%
2nd Quarter 2021	68.1%	(2.9)%	71.0%
2nd Quarter 2022	65.3%	(1.9)%	67.2%
1st Six Months 2021	67.1%	(2.8)%	69.9%
1st Six Months 2022	64.6%	(2.5)%	67.1%

Quarterly and annual loss ratios and trends may not be indicative of future outcomes for a business with relatively long claim payment patterns. We target combined ratios between 90% and 95%, and based on our historical line of coverage mix, a loss ratio average in the high 60% to low 70% range, and an expense ratio average of 25%. These components of the combined ratio will continue to reflect the line of coverage mix.

Title Insurance Segment Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums and fees earned	$1,030.2	$1,108.8	(7.1)%	$2,029.2	$2,076.5	(2.3)%
Net investment income	11.1	11.0	0.3	22.4	21.5	3.9
Other income	0.2	0.2	(0.6)	0.5	0.5	(3.1)
Operating revenues	1,041.6	1,120.2	(7.0)	2,052.1	2,098.7	(2.2)
Loss and loss adjustment expenses	29.0	33.1	(12.3)	58.4	62.4	(6.4)
Sales and general expenses	902.7	947.3	(4.7)	1,802.3	1,792.1	0.6
Interest and other charges	0.2	0.8	(65.8)	0.8	1.5	(44.4)
Operating expenses	932.1	981.3	(5.0)	1,861.6	1,856.0	0.3
Segment pretax operating income (loss)	$109.5	$138.9	(21.1)%	$190.5	$242.6	(21.5)%

Loss ratio	2.8%	3.0%		2.9%	3.0%
Expense ratio	87.6	85.4		88.8	86.3
Combined ratio	90.4%	88.4%		91.7%	89.3%

Title Insurance net premiums and fees earned declined by 7.1% and 2.3% for the second quarter and first six months, respectively. Both directly produced and agency produced revenues declined during the quarter, and it is expected that such revenues will be lower throughout the year when compared to the same periods last year. The main driver of these trends is increasing mortgage interest rates which continue to significantly reduce refinance activity. Housing prices remained firm, although the effect of increasing mortgage interest rates may reduce purchase activity in the remainder of the year. An uptick in commercial transaction activity resulted in strong commercial premium growth during the quarter and first six month periods. Net investment income increased slightly in both 2022 periods, reflecting growth in the invested asset base, offset by lower investment yields earned.

Title Insurance's loss ratios were relatively consistent for the quarter and first six months. The second quarter and first six month's expense ratios were elevated compared to the same periods last year, generally reflecting the combination of lower directly produced revenues that carry higher fixed expenses, along with a greater proportion of agency produced revenues that have a higher overall expense ratio.

Together, these factors produced highly profitable combined ratios and lower pretax operating income for the periods reported.

The following table shows recent annual and interim periods’ loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2017	0.8%	(3.0)%	3.8%
2018	1.9	(1.8)	3.7
2019	2.5	(1.2)	3.7
2020	2.3	(1.3)	3.6
2021	2.6%	(1.0)%	3.6%
2nd Quarter 2021	3.0%	(0.7)%	3.7%
2nd Quarter 2022	2.8%	(0.8)%	3.6%
1st Six Months 2021	3.0%	(0.7)%	3.7%
1st Six Months 2022	2.9%	(0.7)%	3.6%

RFIG Run-off Segment Operating Results - Mortgage Insurance

	Quarters Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums earned	$6.0	$8.5	(29.1)%	$12.6	$17.7	(29.0)%
Net investment income	1.5	2.9	(45.2)	3.6	6.1	(40.5)
Loss and loss adjustment expenses	(8.0)	0.3	N/M	(12.3)	4.6	N/M
Pretax operating income (loss)	$12.2	$7.5	63.7%	$22.0	$12.4	76.9%

Loss ratio	(133.7)%	3.6%		(97.8)%	26.0%
Expense ratio	56.6	42.3		51.5	38.3
Combined ratio	(77.1)%	45.9%		(46.3)%	64.3%

Pretax operating results of RFIG Run-off reflect the continuing drop in net earned premiums in line with the declining risk in force, and significantly lower loss costs compared to the 2021 periods. Net investment income decreased in both 2022 periods, reflecting a declining invested asset base, and lower investment yields earned. Extraordinary dividends of $35.0 and $70.0 were paid to the parent company during the second quarter and first six months, respectively. Loss costs reflect fewer newly reported delinquencies along with improving trends in cure rates, influenced by a relatively strong real estate market.

Together, these factors produced greater pretax operating income for the periods reported.

The following table shows recent annual and interim periods' loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2017	57.6%	(38.3)%	95.9%
2018	43.2	(27.0)	70.2
2019	55.0	(12.5)	67.5
2020	81.7	(26.5)	108.2
2021	(5.3)%	(67.5)%	62.2%
2nd Quarter 2021	3.6%	(24.8)%	28.4%
2nd Quarter 2022	(133.7)%	(196.1)%	62.4%
1st Six Months 2021	26.0%	(18.9)%	44.9%
1st Six Months 2022	(97.8)%	(162.2)%	64.4%

Corporate & Other Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net life and accident premiums earned	$2.4	$2.7	(8.7)%	$4.9	$5.5	(11.0)%
Net investment income	11.5	6.4	77.2	21.9	12.2	79.4
Other operating income	—	—	—	—	—	—
Operating revenues	14.0	9.1	52.5	26.9	17.7	51.7
Benefits and loss and loss adjustment expenses	1.5	0.9	64.2	2.1	3.4	(36.4)
Insurance expenses	0.8	1.0	(18.2)	1.7	1.8	(6.2)
Corporate, interest and other expenses - net	8.5	2.0	N/M	15.7	1.6	N/M
Operating expenses	10.9	4.0	173.4	19.6	6.9	183.3
Corporate & other pretax operating income (loss)	$3.0	$5.1	(41.1)%	$7.3	$10.8	(32.5)%

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

Summary Consolidated Balance Sheet

	June 30,	December 31,	June 30,
	2022	2021	2021
Assets:
Cash and fixed income securities	$11,751.9	$11,399.6	$11,224.7
Equity securities	4,182.4	5,302.8	5,204.1
Other invested assets	125.4	116.5	115.1
Cash and invested assets	16,059.9	16,818.9	16,544.0
Accounts and premiums receivable	2,096.0	1,768.7	1,828.7
Federal income tax recoverable	19.6	11.8	18.2
Reinsurance balances recoverable	5,551.1	4,943.4	4,879.1
Deferred policy acquisition costs	372.6	350.4	346.4
Sundry assets	1,195.9	1,088.4	1,061.8
Total assets	$25,295.4	$24,981.8	$24,678.4

Liabilities and Shareholders' Equity:
Policy liabilities	$3,129.7	$2,752.0	$2,837.9
Loss and loss adjustment expense reserves	11,905.4	11,425.5	11,175.2
Federal income tax payable	17.2	249.5	211.1
Reinsurance balances and funds	1,177.3	866.0	966.5
Debt	1,594.5	1,588.5	1,590.1
Sundry liabilities	1,077.9	1,206.9	1,118.7
Total liabilities	18,902.2	18,088.6	17,899.8
Shareholders' equity	6,393.1	6,893.2	6,778.6
Total liabilities and shareholders' equity	$25,295.4	$24,981.8	$24,678.4

Cash, Invested Assets, and Shareholders' Equity

				% Change
	June 30,	Dec. 31,	June 30,	June '22/	June '22/
	2022	2021	2021	Dec. '21	June '21
Cash and invested assets:
Fixed income securities, cash and other invested assets	$11,877.4	$11,516.1	$11,339.9	3.1%	4.7%
Equity securities	4,182.4	5,302.8	5,204.1	(21.1)	(19.6)
Total per balance sheet	$16,059.9	$16,818.9	$16,544.0	(4.5)%	(2.9)%
Total at cost for all	$15,402.2	$15,045.8	$14,853.8	2.4%	3.7%

Composition of shareholders' equity per share:
Equity before items below	$19.66	$18.50	$18.74	6.3%	4.9%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	1.33	4.26	3.85
Total	$20.99	$22.76	$22.59	(7.8)%	(7.1)%

Segmented composition of
shareholders' equity per share:
Excluding RFIG run-off segment	$19.91	$21.47	$21.19	(7.3)%	(6.0)%
RFIG run-off segment	1.08	1.29	1.40
Consolidated total	$20.99	$22.76	$22.59	(7.8)%	(7.1)%

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

As of June 30, 2022, the consolidated investment portfolio reflected an allocation of approximately 74% to fixed income (bonds and notes) and short-term investments, and 26% to equity securities (common stock). During the quarter, we continued to reduce our equity holdings and reinvest the proceeds in fixed income securities. The fixed income portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities of our fixed income assets are matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. The quality of the investment portfolio remains at high levels.

A significant portion of our investable funds have been directed toward high-quality common stocks of U.S. companies (currently limited to fewer than 100 issues). We favor those with long-term records of reasonable earnings growth and steadily increasing dividends. Pursuant to our enterprise risk management guidelines and controls, we perform regular stress tests of the equities portfolio to gain reasonable assurance that periodic downdrafts in market prices would not seriously undermine our financial strength and the long-term continuity and prospects of our insurance underwriting business.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income excluding net investment gains (losses), realized and unrealized investment gains (losses), and dividend payments to shareholders.

	Shareholders' Equity Per Share
	Quarter			Year
	Ended	Six Months Ended		Ended
	June 30,	June 30,		Dec. 31,
	2022	2022	2021	2021
Beginning balance	$22.23	$22.76	$20.75	$20.75
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	0.69	1.32	1.43	3.10
Net of tax realized investment gains (losses)	0.14	0.31	0.02	0.02
Net of tax unrealized investment gains (losses):
Fixed income securities	(0.82)	(2.15)	(0.48)	(0.97)
Equity securities	(0.96)	(0.75)	1.28	1.96
Total net of tax realized and unrealized
investment gains (losses)	(1.64)	(2.59)	0.82	1.01
Cash dividends	(0.23)	(0.46)	(0.44)	(2.38)
Other	(0.06)	(0.04)	0.03	0.28
Net change	(1.24)	(1.77)	1.84	2.01
Ending balance	$20.99	$20.99	$22.59	$22.76
Percentage change for the period	(5.6)%	(7.8)%	8.9%	9.7%

Capitalization

	Capitalization
	June 30,	December 31,	June 30,
	2022	2021	2021
Debt:
4.875% Senior Notes due 2024	$398.7	$398.4	$398.1
3.875% Senior Notes due 2026	547.6	547.3	547.1
3.850% Senior Notes due 2051	642.7	642.6	642.5
Other miscellaneous debt	5.3	—	2.2
Total debt	1,594.5	1,588.5	1,590.1
Common shareholders' equity	6,393.1	6,893.2	6,778.6
Total capitalization	$7,987.7	$8,481.7	$8,368.7

Capitalization ratios:
Debt	20.0%	18.7%	19.0%
Common shareholders' equity	80.0	81.3	81.0
Total	100.0%	100.0%	100.0%

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	General	Title	RFIG Run-off	Corporate & Other	Total	% Change from prior period
Years Ended December 31:
2019	$3,432.4	$2,736.0	$59.2	$13.4	$6,241.1	5.1%
2020	3,394.2	3,286.3	45.1	12.0	6,737.8	8.0
2021	3,555.5	4,404.3	32.6	11.0	8,003.6	18.8
Six Months Ended June 30:
2021	1,726.3	2,076.5	17.7	5.5	3,826.2	23.5
2022	1,854.5	2,029.2	12.6	4.9	3,901.3	2.0
Quarters Ended June 30:
2021	867.2	1,108.8	8.5	2.7	1,987.3	29.1
2022	$943.5	$1,030.2	$6.0	$2.4	$1,982.3	(.2)%

Consolidated net premiums and fees earned were relatively consistent for the quarter, with General Insurance net earned premiums growing 8.8%, offset by a 7.1% decline in Title Insurance net premiums and fees as a result of lower revenues in both direct and agency operations. For the first six months, consolidated net premiums and fees earned were up 2.0%, reflecting growth in General Insurance of 7.4%, partially offset by a 2.3% decline in Title Insurance.

Net Investment Income
Net investment income was affected mostly by trends in interest rates and levels of investments. The following tables reflect the segmented and consolidated invested asset bases as of the indicated dates, and the investment income earned and resulting yields on such assets. Since the Company can exercise little control over fair values, yields are evaluated on the basis of investment income earned in relation to the cost of the underlying invested assets, though yields based on the fair values of such assets are also shown in the statistics below.

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG Run-off	Corporate & Other	Total
As of December 31:
2020	$10,987.8	$1,328.4	$545.1	$1,083.8	$13,945.2	$1,384.9	$15,330.1
2021	11,379.7	1,569.2	459.0	1,394.8	14,802.9	1,773.4	16,576.3
As of June 30:
2021	11,152.8	1,408.4	501.8	1,594.9	14,657.9	1,690.9	16,348.8
2022	$11,553.3	$1,539.6	$412.6	$1,702.9	$15,208.5	$656.3	$15,864.9

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate & Other	Total	Cost	Fair Value
Years Ended
December 31:
2019	$356.4	$41.4	$17.6	$35.1	$450.7	3.48%	3.30%
2020	352.2	42.0	15.2	29.4	438.9	3.24	2.96
2021	342.4	43.8	11.4	36.5	434.3	3.02	2.72
Six Months Ended
June 30:
2021	172.0	21.5	6.1	12.2	211.9	2.96	2.68
2022	166.0	22.4	3.6	21.9	214.1	2.85	2.64
Quarters Ended
June 30:
2021	87.1	11.0	2.9	6.4	107.6	3.02	2.72
2022	$83.6	$11.1	$1.5	$11.5	$107.8	2.84%	2.67%

Net investment income increased slightly in both 2022 periods, reflecting growth in the invested asset base, offset by lower investment yields earned. The Company expects yields to increase on a comparable year-over-year basis in the next few quarters.

Loss and Loss Adjustment Expenses
Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of June 30, 2022 and December 31, 2021:

	Loss and Loss Adjustment Expense Reserves
	June 30, 2022		December 31, 2021
	Gross	Net	Gross	Net

Workers' compensation	$4,862.5	$2,911.2	$4,893.0	$2,955.6
General liability	1,355.1	613.6	1,324.4	630.7
Commercial automobile (mostly trucking)	3,082.7	1,776.5	2,850.0	1,736.5
Other coverages	1,590.3	1,154.9	1,355.5	979.3
Unallocated loss adjustment expense reserves	296.7	296.3	285.2	284.8
Total general insurance reserves	11,187.5	6,752.7	10,708.4	6,587.0
Title	616.2	616.2	594.2	594.2
RFIG Run-off	91.0	91.0	111.2	111.2
Life and accident	10.6	7.1	11.6	7.6
Total loss and loss adjustment expense reserves	$11,905.4	$7,467.2	$11,425.5	$7,300.2
Asbestosis and environmental loss reserves included
in the above general insurance reserves:
Amount	$110.9	$74.2	$118.1	$77.2
% of total general insurance reserves	1.0%	1.1%	1.1%	1.2%

A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 3 of the Consolidated Financial Statements.

The percentage of net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2019	71.8%	2.5%	53.5%	41.2%
2020	69.9	2.3	81.7	37.0
2021	64.8	2.6	(5.3)	30.2
Six Months Ended June 30:
2021	67.1	3.0	26.0	32.1
2022	64.6	2.9	(97.8)	32.0
Quarters Ended June 30:
2021	68.1	3.0	3.6	31.4
2022	65.3%	2.8%	(133.7)%	32.2%

The Company's reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses payable, including incurred but not reported losses and loss adjustment expenses. The establishment of loss reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs and the resulting changes in estimates are recorded in operations of the periods during which they are made.

Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulting in reasonable approximations of the ultimate net costs of losses incurred. However, no representation is made nor is any guaranty given that ultimate net loss and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates. In management's opinion, such changes in net losses and related costs are not likely to have a material effect on the Company's consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2021 Annual Report on Form 10-K under Item 1A - Risk Factors.

Underwriting Acquisition and Other Expenses
The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2019	25.7%	90.5%	25.0%	54.1%
2020	25.6	88.4	30.2	56.3
2021	26.5	86.7	39.9	59.7
Six Months Ended June 30:
2021	25.7	86.3	38.3	58.7
2022	27.4	88.8	51.5	59.4
Quarters Ended June 30:
2021	25.9	85.4	42.3	59.2
2022	27.2%	87.6%	56.6%	58.7%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and costs of producing business. To a significant degree, expense ratios for both the General and Title Insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. General operating expenses are routinely subject to timing, and can fluctuate with line of coverage mix, as well as investments in business expansion and information technology.

Combined Ratios
The combined ratios of the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2019	97.5%	93.0%	79.8%	95.3%
2020	95.5	90.7	111.9	93.3
2021	91.3	89.3	34.6	89.9
Six Months Ended June 30:
2021	92.8	89.3	64.3	90.8
2022	92.0	91.7	(46.3)	91.4
Quarters Ended June 30:
2021	94.0	88.4	45.9	90.6
2022	92.5%	90.4%	(77.1)%	90.9%

Net Investment Gains (Losses)
The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and providing sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed income securities from scheduled maturities and early calls were 66.3% and 81.5% of total dispositions occurring in the first six months of 2022 and 2021, respectively.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses on Securities			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Income Securities	Equity Securities and Miscel-laneous Investments	Total	Fixed Income Securities	Miscel-laneous Investments	Total		Total Investment Gains (Losses)
Years Ended
December 31:
2019	$(1.9)	$40.6	$38.6	$(2.0)	$—	$(2.0)	$599.5	$636.1
2020	(7.4)	21.6	14.2	—	—	—	(156.2)	(142.0)
2021	1.5	5.3	6.9	—	—	—	751.1	758.0
Six Months Ended
June 30:
2021	1.0	7.9	8.9	—	—	—	487.4	496.4
2022	(59.1)	180.2	121.1	(2.5)	—	(2.5)	(290.9)	(172.3)
Quarters Ended
June 30:
2021	.6	.4	1.0	—	—	—	119.9	120.9
2022	$(37.4)	$93.2	$55.8	$(2.5)	$—	$(2.5)	$(370.7)	$(317.4)

During the second quarter and first six months of 2022, net realized investment gains reflect the continued rebalancing of the investment portfolio as well as tax planning considerations.

Income Taxes
The effective consolidated income tax rates were (26.4)% and 18.9% in the second quarter and first six months of 2022 compared to 20.1% and 20.3% in the second quarter and first six months of 2021. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax preferred investment income (principally tax-exempt interest and dividend income).

Segment Overview

General Insurance

Summary Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums earned	$943.5	$867.2	8.8%	$1,854.5	$1,726.3	7.4%
Loss and loss adjustment expenses	616.1	590.5	4.3	1,198.3	1,157.9	3.5
Sales and general expenses	293.8	261.9	12.2	582.2	517.7	12.4
Segment pretax operating income (loss)	$137.9	$123.4	11.8%	$280.4	$264.2	6.1%

Loss ratio	65.3%	68.1%		64.6%	67.1%
Expense ratio	27.2	25.9		27.4	25.7
Combined ratio	92.5%	94.0%		92.0%	92.8%

Premiums & Fees
The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended December 31:
2019	37.2%	29.1%	7.6%	6.4%	6.6%	13.1%
2020	38.4	25.4	8.7	8.0	6.0	13.5
2021	39.7	21.9	9.7	9.7	5.2	13.8
Six Months Ended June 30:
2021	40.2	22.2	9.5	9.4	5.1	13.6
2022	39.4	21.1	10.0	10.7	5.0	13.8
Quarters Ended June 30:
2021	40.2	21.5	9.7	9.4	5.0	14.2
2022	39.3%	21.0%	10.0%	10.2%	5.1%	14.4%

General Insurance net premiums earned increased 8.8% and 7.4% for the quarter and first six months, respectively, with rising premiums in all major lines of coverage. Premium rate increases for most lines of coverage, high renewal retention ratios, and new business production all contributed.

Loss and Loss Adjustment Expenses
The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	General Insurance Loss Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended
December 31:
2019	71.8%	84.0%	63.2%	62.6%	64.0%	77.8%	61.4%
2020	69.9	80.8	60.8	58.3	57.1	73.6	67.2
2021	64.8	70.8	58.9	59.4	53.9	64.1	65.7
Six Months Ended
June 30:
2021	67.1	74.6	57.7	59.4	57.3	76.5	68.5
2022	64.6	68.0	57.3	58.3	78.3	55.6	63.8
Quarters Ended
June 30:
2021	68.1	75.4	59.6	63.4	53.8	60.4	70.4
2022	65.3%	65.9%	52.3%	57.5%	103.5%	52.9%	62.3%

The reported loss ratio for General Insurance improved in the quarter, inclusive of favorable reserve development from prior periods and a lower current period loss provision, attributable to several years of premium rate increases, underwriting actions, and a shift in the line of coverage mix. Favorable development of 1.9% was lower in the quarter with continued favorable development in the commercial auto and workers' compensation lines of coverage. This was partially offset by unfavorable development in the financial indemnity (which includes public company D&O) line of coverage, stemming from large security class action claims activity occurring from accident years 2018 and 2019.

Sales and General Expenses
The second quarter and first six month expense ratios were elevated compared to the same periods last year, generally reflecting the shift in line of coverage mix, and an increase in employee related costs. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in shifts in the lines of coverage mix toward lines with higher expense ratios and lower current period loss ratios. The combination of recent year's growth in lines such as financial indemnity and property, and a decline in workers' compensation has contributed to a overall lower current period loss ratio and higher expense ratio.

Title Insurance

Summary Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums and fees earned	$1,030.2	$1,108.8	(7.1)%	$2,029.2	$2,076.5	(2.3)%
Loss and loss adjustment expenses	29.0	33.1	(12.3)	58.4	62.4	(6.4)
Sales and general expenses	902.7	947.3	(4.7)	1,802.3	1,792.1	0.6
Segment pretax operating income (loss)	$109.5	$138.9	(21.1)%	$190.5	$242.6	(21.5)%

Loss ratio	2.8%	3.0%		2.9%	3.0%
Expense ratio	87.6	85.4		88.8	86.3
Combined ratio	90.4%	88.4%		91.7%	89.3%

Premiums & Fees
The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents
Years Ended December 31:
2019	24.9%	75.1%
2020	24.9	75.1
2021	22.0	78.0
Six Months Ended June 30:
2021	23.0	77.0
2022	20.5	79.5
Quarters Ended June 30:
2021	22.8	77.2
2022	21.4%	78.6%

Title Insurance net premiums and fees earned declined by 7.1% and 2.3% for the second quarter and first six months, respectively. Both directly produced and agency produced revenues declined during the quarter, and it is expected that such revenues will be lower throughout the year when compared to the same periods last year. The main driver of these trends is increasing mortgage interest rates which continue to significantly reduce refinance activity. Housing prices remained firm, although the effect of increasing mortgage interest rates may reduce purchase activity in the remainder of the year. An uptick in commercial transaction activity resulted in strong commercial premium growth during the quarter and first six month periods.

Loss and Loss Adjustment Expenses
Title Insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity and were relatively consistent for the quarter and first six months.

Sales and General Expenses
The second quarter and first six month's expense ratios were elevated compared to the same periods last year, generally reflecting the combination of lower directly produced revenues that carry higher fixed expenses, along with a greater proportion of agency produced revenues that have a higher overall expense ratio.

RFIG Run-off

Summary Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums earned	$6.0	$8.5	(29.1)%	$12.6	$17.7	(29.0)%
Loss and loss adjustment expenses	(8.0)	0.3	N/M	(12.3)	4.6	N/M
Pretax operating income (loss)	$12.2	$7.5	63.7%	$22.0	$12.4	76.9%

Loss ratio	(133.7)%	3.6%		(97.8)%	26.0%
Expense ratio	56.6	42.3		51.5	38.3
Combined ratio	(77.1)%	45.9%		(46.3)%	64.3%

RFIG Run-off's mortgage guaranty insurance carriers ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

Premiums & Fees
The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

Premium and Persistency Trends:	Net Earned Premiums	Persistency
Years Ended December 31:
2019	$58.8	77.5%
2020	45.1	77.6
2021	32.6	74.8
Six Months Ended June 30:
2021	17.7	75.2
2022	12.6	74.0%
Quarters Ended June 30:
2021	8.5
2022	$6.0

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk & Other	Total
As of December 31:
2019	$2,388.3	$201.8	$2,590.1
2020	1,842.2	169.0	2,011.2
2021	1,364.9	140.4	1,505.4
As of June 30:
2021	1,583.2	156.6	1,739.8
2022	$1,158.7	$125.6	$1,284.3
The results of RFIG Run-off reflect the continuing drop in net earned premiums in line with the declining risk in force.

Loss and Loss Adjustment Expenses

Certain mortgage guaranty average loss related trends are listed below:

	Average Settled Claim Amount (a)	Reported Delinquency Ratio at End of Period
Years Ended December 31:
2019	$49,195	10.1%
2020	37,172	14.2
2021	31,682	12.4
Six Months Ended June 30:
2021	42,688	12.9
2022	$44,192	11.7%
__________

(a)    Amounts are in whole dollars.

Loss costs reflect fewer newly reported delinquencies along with improving trends in cure rates, influenced by a relatively strong real estate market.

FINANCIAL POSITION

The Company's financial position at June 30, 2022 reflected increases in assets and liabilities of 1.3% and 4.5%, respectively, and a decrease in common shareholders' equity of 7.3% when compared to the immediately preceding year-end. Cash and invested assets represented 63.5% and 67.3% of consolidated assets as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the invested asset base, cash and accrued investment income decreased by 4.5% to $16,059.9.

Investment Portfolio

During the first six months of 2022 and 2021, the Company committed the majority of investable funds to short to intermediate-term fixed income securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both June 30, 2022 and December 31, 2021, nearly all of the Company's investments consisted of marketable securities. The investment portfolio does not contain high risk or illiquid asset classes and has zero or extremely limited exposure to, collateralized debt obligations (CDO's), credit default and interest rate swaps, hybrid securities, asset-backed securities (ABS), guaranteed investment contracts (GIC), structured investment vehicles (SIV), auction rate variable short-term securities, limited partnerships, derivatives, hedge funds or private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At June 30, 2022, the Company had no fixed income investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a):

	June 30,	December 31,
	2022	2021
Aaa	23.4%	25.1%
Aa	11.3	12.3
A	34.2	31.9
Baa	29.2	28.5
Total investment grade	98.1	97.8
All other (b)	1.9	2.2
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers.
(b)    "All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Fixed Income Securities

June 30, 2022	Amortized Cost	Gross Unrealized Losses
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Industrial	$38.8	$4.4
Consumer Durables	41.2	4.0
Basic Industry	47.5	3.4
Energy	30.9	2.3
Other (includes 3 industry groups)	17.1	1.2
Total	$175.7	$15.4

Investment Grade Fixed Income Securities by Industry Concentration:
Utilities	$1,371.9	$91.7
Financial, Banking & Insurance	1,130.8	74.7
Industrial	879.5	69.0
U.S. Governments & Agencies	1,927.5	63.9
Consumer Staples & Durables	896.3	54.9
Natural Gas & Energy	718.0	46.6
Health Care	498.0	42.9
Technology	521.9	37.8
Other (includes 9 industry groups)	1,823.9	101.1
Total	$9,768.1	$583.0

The level of gross unrealized losses for this portfolio is in line with expectations given the interest rate environment.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

June 30, 2022	Cost	Gross Unrealized Losses
Equity Securities by Industry Concentration:
Industrial	$103.2	$13.6
Retail	39.5	12.4
Insurance	55.3	11.2
Consumer Staples	37.5	4.2
Other (includes 2 industry groups)	109.4	2.3
Total	$345.1	$43.9

The equity portfolio has performed well in the current market downturn as, by design, it is comprised of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
June 30, 2022	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$757.3	$17.2	$3.4	$.1
Due after one year through five years	4,929.9	81.0	129.3	4.7
Due after five years through ten years	4,213.6	77.4	462.8	10.5
Due after ten years	42.8	—	2.9	—
Total	$9,943.9	$175.7	$598.5	$15.4

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
June 30, 2022	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Income Securities:
One to six months	$301.7	$.2	$—	$301.9
Seven to twelve months	74.6	4.1	—	78.7
More than twelve months	213.6	4.1	—	217.7
Total	$590.0	$8.4	$—	$598.5

Number of Issues in Unrealized Loss Position:

Fixed Income Securities:
One to six months	1,306	1	—	1,307
Seven to twelve months	101	5	—	106
More than twelve months	216	6	—	222
Total	1,623	12	—	1,635

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Age Distribution of Fixed Income Securities

	June 30,	December 31,
	2022	2021
Maturity Ranges:
Due in one year or less	10.8%	11.7%
Due after one year through five years	49.9	49.7
Due after five years through ten years	38.7	37.6
Due after ten years through fifteen years	.5	.9
Due after fifteen years	.1	.1
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.4
Duration	4.0	4.0

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.0 as of June 30, 2022 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed income investment portfolio of approximately 4.0%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2021 statutory balances, the Company can receive up to $982.0 in ordinary dividends from its subsidiaries in 2022 without the prior approval of regulatory authorities of which $286.8 has been received through June 30, 2022. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected cash outflows represented mostly by interest, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries.

Old Republic's total capitalization of $7,987.7 at June 30, 2022 consisted of debt of $1,594.5 and common shareholders' equity of $6,393.1. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), and dividend payments to shareholders for the period then ended. At June 30, 2022, the Company's consolidated debt to equity ratio was 24.9%.

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

The Company's principal mortgage insurance subsidiaries sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $35.0 and $70.0 during the second quarter and first six months of 2022, respectively.

Other Assets

Substantially all of the Company's receivables are current. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated credit losses. Deferred policy acquisition costs are estimated by taking into account the direct costs relating to the successful acquisition of new or renewal insurance contracts and evaluating their recoverability on the basis of recent trends in loss costs.

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

Old Republic's market risk exposures at June 30, 2022, have not materially changed from those identified in the Company's 2021 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2022, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	August 5, 2022

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