Form 10-Q
period 2022-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2022-11-04
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	September 30, 2022
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at September 30, 2022 was 304,303,660.

There are 44 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2022

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND COMMON
	SHAREHOLDERS' EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 17

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	18 - 40

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	41

	CONTROLS AND PROCEDURES	41

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	42

	ITEM 1A - RISK FACTORS	42

	ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42

	ITEM 6 - EXHIBITS	42

SIGNATURE		43

EXHIBIT INDEX		44

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	September 30,	December 31,
	2022	2021
Assets
Investments:
Available for sale:
Fixed income securities (at fair value) (amortized cost: $11,606.7 and $10,438.6)	$10,841.8	$10,675.7
Short-term investments (at fair value which approximates cost)	1,371.5	565.7
Total	12,213.3	11,241.4
Equity securities (at fair value) (cost: $2,151.0 and $3,766.5)	3,045.4	5,302.8
Other investments	30.3	32.0
Total Investments	15,289.1	16,576.3
Other Assets:
Cash	102.4	158.1
Accrued investment income	100.2	84.4
Accounts and notes receivable	2,096.9	1,768.7
Federal income tax recoverable: Current	—	11.8
Deferred	127.4	—
Reinsurance balances and funds held	330.0	258.1
Reinsurance recoverable: Paid losses	136.8	118.2
Policy and loss reserves	5,542.8	4,825.1
Deferred policy acquisition costs	386.7	350.4
Sundry assets	834.2	830.3
Total Other Assets	9,657.9	8,405.5
Total Assets	$24,947.0	$24,981.8
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Loss and loss adjustment expense reserves	$12,174.7	$11,425.5
Unearned premiums	2,993.1	2,559.4
Other policyholders' benefits and funds	189.5	192.6
Total policy liabilities and accruals	15,357.3	14,177.5
Commissions, expenses, fees, and taxes	557.7	573.5
Reinsurance balances and funds	1,154.3	866.0
Federal income tax payable: Current	2.0	—
Deferred	—	249.5
Debt	1,596.6	1,588.5
Sundry liabilities	600.7	633.3
Total Liabilities	19,268.9	18,088.6
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	304.3	307.5
Additional paid-in capital	1,299.7	1,376.1
Retained earnings	4,874.9	5,214.0
Accumulated other comprehensive income (loss)	(728.0)	78.0
Unallocated ESSOP shares (at cost)	(72.7)	(82.5)
Total Common Shareholders' Equity	5,678.1	6,893.2
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$24,947.0	$24,981.8

________

(1)    At September 30, 2022 and December 31, 2021, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 304,303,660 and 307,565,632 were issued as of September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Net premiums earned	$1,862.3	$1,941.7	$5,578.5	$5,542.5
Title, escrow, and other fees	80.9	113.6	266.1	339.1
Total premiums and fees	1,943.3	2,055.4	5,844.6	5,881.6
Net investment income	115.1	111.6	329.2	323.6
Other income	39.7	37.8	113.7	112.0
Total operating revenues	2,098.2	2,204.9	6,287.7	6,317.3
Net investment gains (losses):
Realized from actual transactions and impairments	(26.2)	6.6	92.3	15.6
Unrealized from changes in fair value of
equity securities	(350.8)	(199.3)	(641.8)	288.1
Total realized and unrealized investment
gains (losses)	(377.1)	(192.6)	(549.5)	303.7
Total revenues	1,721.0	2,012.2	5,738.1	6,621.0

Expenses:
Loss and loss adjustment expenses	624.3	615.4	1,864.4	1,829.3
Dividends to policyholders	4.2	2.9	10.8	17.5
Underwriting, acquisition, and other expenses	1,195.8	1,270.8	3,604.5	3,601.8
Interest and other charges	16.3	16.8	49.9	39.7
Total expenses	1,840.7	1,906.2	5,529.7	5,488.4
Income (loss) before income taxes (credits)	(119.6)	106.0	208.3	1,132.6

Income Taxes (Credits):
Current	79.5	63.0	202.8	160.4
Deferred	(107.3)	(45.7)	(168.7)	64.8
Total	(27.8)	17.2	34.0	225.2

Net Income (Loss)	$(91.7)	$88.7	$174.3	$907.3

Net Income (Loss) Per Share:
Basic	$(.31)	$.29	$.57	$3.01
Diluted	$(.31)	$.29	$.57	$3.00

Average shares outstanding: Basic	303,652,802	301,577,493	303,797,001	301,247,397
Diluted	303,652,802	303,539,358	305,381,348	302,908,488

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income (Loss) As Reported	$(91.7)	$88.7	$174.3	$907.3

Other comprehensive income (loss):
Unrealized gains (losses) on securities not included
in the statements of income:
Unrealized gains (losses) before reclassifications,
not included in the statements of income	(387.5)	(67.9)	(1,277.0)	(248.9)
Amounts reclassified as realized investment (gains)
losses in the statements of income	207.2	(.8)	267.6	(1.9)
Pretax unrealized gains (losses) on securities not
included in the statements of income	(180.3)	(68.8)	(1,009.3)	(250.9)
Deferred income taxes (credits)	(37.9)	(14.5)	(212.9)	(52.9)
Net unrealized gains (losses) on securities not included
in the statements of income, net of tax	(142.3)	(54.3)	(796.3)	(197.9)
Defined benefit pension plans:
Net pension adjustment before reclassifications	—	—	—	—
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	.7	1.8	2.3	5.5
Pretax net adjustment related to defined benefit
pension plans	.7	1.8	2.3	5.5
Deferred income taxes (credits)	.1	.3	.4	1.1
Net adjustment related to defined benefit pension
plans, net of tax	.6	1.4	1.8	4.3
Foreign currency translation adjustment	(10.2)	(4.3)	(11.5)	2.7
Total other comprehensive income (loss)	(151.9)	(57.2)	(806.1)	(190.8)
Comprehensive Income (Loss)	$(243.7)	$31.5	$(631.7)	$716.4

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$308.9	$305.7	$307.5	$304.1
Dividend reinvestment plan	—	—	—	—
Stock based compensation	.1	1.2	1.5	2.7
Treasury stock restored to unissued status	(4.8)	—	(4.8)	—
Balance, end of period	$304.3	$307.0	$304.3	$307.0

Additional Paid-in Capital:
Balance, beginning of period	$1,395.9	$1,337.6	$1,376.1	$1,306.9
Dividend reinvestment plan	1.3	.2	1.8	1.7
Stock based compensation	5.6	21.6	22.0	48.7
ESSOP shares released	1.8	4.1	4.8	6.3
Treasury stock restored to unissued status	(99.9)	—	(99.9)	—
Other - net	(5.0)	—	(5.1)	—
Balance, end of period	$1,299.7	$1,363.8	$1,299.7	$1,363.8

Retained Earnings:
Balance, beginning of period	$5,341.0	$5,082.1	$5,214.0	$4,394.8
Net income (loss)	(91.7)	88.7	174.3	907.3
Dividends on common shares (1)	(374.3)	(517.5)	(513.4)	(648.8)
Balance, end of period	$4,874.9	$4,653.3	$4,874.9	$4,653.3

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$(576.0)	$150.4	$78.0	$284.0
Net unrealized gains (losses) on securities not included in the
statements of income, net of tax	(142.3)	(54.3)	(796.3)	(197.9)
Net adjustment related to defined benefit pension plans,
net of tax	.6	1.4	1.8	4.3
Foreign currency translation adjustment	(10.2)	(4.3)	(11.5)	2.7
Balance, end of period	$(728.0)	$93.2	$(728.0)	$93.2

Unallocated ESSOP Shares:
Balance, beginning of period	$(76.6)	$(97.3)	$(82.5)	$(103.2)
ESSOP shares released	3.8	9.3	9.8	15.2
Balance, end of period	$(72.7)	$(87.9)	$(72.7)	$(87.9)

Treasury Stock:
Balance, beginning of period	$—	$—	$—	$—
Acquired during the period	(104.8)	—	(104.8)	—
Restored to unissued status	104.8	—	104.8	—
Balance, end of period	$—	$—	$—	$—
________

(1)    Cash dividends per common share of $1.23 and $1.72 were declared for the quarters ended September 30, 2022 and 2021, respectively, and $1.69 and $2.16 were declared for the comparative nine month periods.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$174.3	$907.3
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred policy acquisition costs	(36.2)	(27.2)
Premiums and other receivables	(328.1)	(267.5)
Loss and loss adjustment expense reserves	265.0	257.5
Unearned premiums and other policyholders' liabilities	197.0	112.0
Income taxes	(150.6)	63.0
Reinsurance balances and funds	197.6	179.8
Realized investment (gains) losses from actual transactions	(92.3)	(15.6)
Unrealized investment (gains) losses from changes in fair value
of equity securities	641.8	(288.1)
Accounts payable, accrued expenses and other	34.7	49.4
Total	903.4	970.6

Cash flows from investing activities:
Fixed income securities:
Maturities and early calls	1,128.6	1,121.4
Sales	810.6	281.0
Sales of:
Equity securities	2,011.5	522.6
Other investments	7.4	6.5
Purchases of:
Fixed income securities	(3,417.2)	(1,668.4)
Equity securities	(37.7)	(993.5)
Other investments	(39.4)	(42.0)
Net decrease (increase) in short-term investments	(806.3)	(352.2)
Other - net	(12.3)	—
Total	(354.7)	(1,124.5)

Cash flows from financing activities:
Issuance of debentures and notes	—	642.5
Issuance of common shares	19.0	50.3
Redemption of debentures and notes	—	(21.7)
Dividends on common shares (including a special dividend of $308.4 paid in
September 2022 and $304.0 paid in January 2021)	(512.5)	(501.5)
Treasury stock acquired	(104.8)	—
Other - net	(5.9)	(.8)
Total	(604.3)	168.7

Increase (decrease) in cash	(55.7)	14.7
Cash, beginning of period	158.1	118.7
Cash, end of period	$102.4	$133.4

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$53.3	$40.9
Income taxes	$185.2	$162.4
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

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At September 30, 2022, the Company and its subsidiaries did not have significant amounts of non-income producing securities.

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

The Company's accounting policy regarding the establishment of loss reserve estimates is described in Note 1 to the consolidated financial statements included in Old Republic's 2021 Annual Report on Form 10-K. Certain loss related financial statement captions and disclosures reflect minor wording changes when compared to the Company's 2021 Annual Report on Form 10-K.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Income Securities by Type:
September 30, 2022:
U.S. & Canadian Governments	$2,131.8	$—	$122.0	$2,009.7
Tax-exempt	897.7	—	26.2	871.5
Corporate	8,577.1	1.7	618.3	7,960.5
	$11,606.7	$1.7	$766.7	$10,841.8

December 31, 2021:
U.S. & Canadian Governments	$2,121.6	$44.8	$7.9	$2,158.5
Tax-exempt	944.9	44.3	—	989.2
Corporate	7,372.1	220.0	64.2	7,527.9
	$10,438.6	$309.2	$72.2	$10,675.7

	Amortized Cost	Estimated Fair Value
Fixed Income Securities Stratified by Contractual Maturity at September 30, 2022:
Due in one year or less	$1,324.2	$1,311.0
Due after one year through five years	5,605.1	5,331.7
Due after five years through ten years	4,566.1	4,093.5
Due after ten years	111.2	105.3
	$11,606.7	$10,841.8

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022:

Fixed Income Securities:
U.S. & Canadian Governments	$1,601.5	$76.4	$408.2	$45.6	$2,009.7	$122.0
Tax-exempt	863.8	26.2	—	—	863.8	26.2
Corporate	6,842.1	513.7	799.9	104.6	7,642.0	618.3
	$9,307.4	$616.4	$1,208.1	$150.2	$10,515.6	$766.7

Number of securities in
unrealized loss position		1,813		181		1,994

December 31, 2021:

Fixed Income Securities:
U.S. & Canadian Governments	$761.8	$6.2	$43.2	$1.6	$805.0	$7.9
Corporate	2,032.8	55.5	174.1	8.7	2,207.0	64.2
	$2,794.7	$61.8	$217.3	$10.3	$3,012.0	$72.2

Number of securities in
unrealized loss position		419		32		451

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. Net realized investment gains (losses) in the third quarter and first nine months of 2022 included $120.9 and $123.5, respectively, of losses on fixed income securities for which management intends to dispose of, principally due to tax planning considerations. No such losses were recognized during the same periods of 2021. The Company recorded no allowance for credit losses as of September 30, 2022, and December 31, 2021.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022	$2,151.0	$953.7	$59.3	$3,045.4
December 31, 2021	$3,766.5	$1,620.8	$84.5	$5,302.8

During the third quarter and first nine months of 2022 and 2021, the Company recognized pretax unrealized investment gains (losses) of $(350.8) and $(641.8), respectively for 2022, and $(199.3) and $288.1, respectively for 2021, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at September 30, 2022 and 2021 were $(215.8) and $(378.6) for the third quarter and first nine months of 2022, respectively, and $(178.3) and $245.9 for the third quarter and first nine months of 2021, respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of September 30, 2022 and December 31, 2021.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of September 30, 2022:	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed income securities:
U.S. & Canadian Governments	$1,430.1	$579.6	$—	$2,009.7
Tax-exempt	—	871.5	—	871.5
Corporate	—	7,940.0	20.5	7,960.5
Short-term investments	1,371.5	—	—	1,371.5
Equity securities	$3,043.6	$—	$1.7	$3,045.4

As of December 31, 2021:
Available for sale:
Fixed income securities:
U.S. & Canadian Governments	$1,453.8	$704.6	$—	$2,158.5
Tax-exempt	—	989.2	—	989.2
Corporate	—	7,517.4	10.5	7,527.9
Short-term investments	565.7	—	—	565.7
Equity securities	$5,300.8	$—	$1.9	$5,302.8

There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2022.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Investment income:
Fixed income securities	$80.0	$67.3	$219.6	$209.7
Equity securities	30.2	45.0	107.1	116.6
Short-term investments	6.0	—	7.3	.1
Other investments	1.2	.8	2.1	1.6
Gross investment income	117.6	113.2	336.2	328.1
Investment expenses	2.5	1.5	6.9	4.5
Net investment income	$115.1	$111.6	$329.2	$323.6

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$.6	$1.0	$.7	$2.6
Losses	(86.9)	(.1)	(146.2)	(.7)
Net	(86.3)	.8	(145.4)	1.9
Equity securities:
Gains	219.0	31.2	439.2	68.0
Losses	(38.1)	(25.5)	(79.2)	(54.3)
Net	180.9	5.7	359.9	13.6
Other investments, net	—	—	1.3	—
Total realized from actual transactions	94.7	6.6	215.8	15.6
From impairments	(120.9)	—	(123.5)	—
From unrealized changes in fair value of equity securities	(350.8)	(199.3)	(641.8)	288.1
Total realized and unrealized investment gains (losses)	(377.1)	(192.6)	(549.5)	303.7
Current and deferred income taxes (credits)	(79.2)	(40.9)	(115.6)	64.0
Net of tax realized and unrealized investment gains (losses)	$(297.9)	$(151.6)	$(433.8)	$239.6

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed income securities	$(177.8)	$(68.3)	$(999.8)	$(249.2)
Less: Deferred income taxes (credits)	(37.4)	(14.4)	(210.9)	(52.6)
	(140.4)	(53.9)	(788.8)	(196.6)

Other investments	(2.4)	(.4)	(9.5)	(1.6)
Less: Deferred income taxes (credits)	(.5)	(.1)	(1.9)	(.3)
	(1.9)	(.3)	(7.5)	(1.3)
Net changes in unrealized investment gains (losses),
net of tax	$(142.3)	$(54.3)	$(796.3)	$(197.9)

Note 3 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	Nine Months Ended
	September 30,
	2022	2021
Gross reserves at beginning of period	$11,425.5	$10,671.0
Less: reinsurance losses recoverable	4,125.3	3,650.5
Net reserves at beginning of period:
General Insurance	6,587.0	6,328.0
Title Insurance	594.2	556.1
RFIG Run-off	111.2	127.6
Other	7.6	8.6
Sub-total	7,300.2	7,020.4
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,886.4	1,802.9
Title Insurance	107.6	118.0
RFIG Run-off	12.3	14.8
Other	6.8	9.0
Sub-total	2,013.3	1,944.8
Change in provision for insured events of prior years:
General Insurance	(92.2)	(77.0)
Title Insurance	(22.9)	(22.6)
RFIG Run-off	(29.8)	(11.4)
Other	(3.1)	(3.3)
Sub-total	(148.2)	(114.4)
Total incurred loss and loss adjustment expenses	1,865.1	1,830.4
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
General Insurance	550.1	523.9
Title Insurance	8.1	17.7
RFIG Run-off	.1	.2
Other	3.7	4.9
Sub-total	562.2	546.8
Loss and loss adjustment expenses attributable to
insured events of prior years:
General Insurance	977.7	971.4
Title Insurance	47.1	40.9
RFIG Run-off	11.7	12.3
Other	1.1	1.3
Sub-total	1,037.7	1,026.0
Total payments	1,599.9	1,572.8
Net reserves at end of period:
General Insurance	6,853.4	6,558.5
Title Insurance	623.5	592.8
RFIG Run-off	81.9	118.5
Other	6.4	8.0
Sub-total	7,565.3	7,278.0
Reinsurance losses recoverable	4,609.3	4,155.7
Gross reserves at end of period	$12,174.7	$11,433.7

For the nine months ended September 30, 2022, all operating segments experienced favorable loss reserve development. General Insurance favorable development came predominantly from the commercial auto and workers' compensation lines of coverage. This was partially offset by unfavorable development in the financial indemnity (which includes public company D&O) line of coverage, stemming from large security class action claims activity occurring from accident years 2018 and 2019, and to a lesser extent, general liability coverages. Favorable development experienced from Title Insurance occurred largely within the 2017-2019 policy years, while RFIG Run-off was driven by positive trends in delinquency cure rates.

Note 4 - Income Taxes

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. The Company is not currently under audit by the IRS and 2019 and subsequent tax years remain open.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Basic and diluted earnings per share -
income (loss) available to common stockholders	$(91.7)	$88.7	$174.3	$907.3
Denominator:
Basic earnings per share -
weighted-average shares (a)	303,652,802	301,577,493	303,797,001	301,247,397
Effect of dilutive securities - stock based
compensation awards	—	1,961,865	1,584,347	1,661,091
Diluted earnings per share -
adjusted weighted-average shares (a)	303,652,802	303,539,358	305,381,348	302,908,488
Earnings per share: Basic	$(.31)	$.29	$.57	$3.01
Diluted	$(.31)	$.29	$.57	$3.00

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	10,651,301	—	2,653,750	292,500
__________

(a) In calculating earnings per share, pertinent accounting standards require that common shares owned by the Company's Employee Savings and Stock Ownership Plan that are not yet allocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all common shares.

Note 6 - Credit Losses

Credit losses on financial assets measured at amortized cost, primarily the Company's reinsurance recoverables and accounts and notes receivable, are recognized based on estimated losses expected to occur over the life of the asset. The expected credit losses, and subsequent adjustment to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the asset presented on the consolidated balance sheets.

The Company's credit allowance was comprised of $16.0 related to reinsurance recoverables as of both September 30, 2022 and December 31, 2021, and $27.7 and $24.1 related to accounts and notes receivable, as of September 30, 2022 and December 31, 2021, respectively.

The Company's evaluation of credit allowances on available for sale fixed income securities is discussed further in Note 2. The Company is not exposed to material concentrations of credit risks as to any one issuer of investment securities.

Note 7 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes:
4.875% issued in 2014 and due 2024	$398.8	$400.3	$398.4	$435.8
3.875% issued in 2016 and due 2026	547.8	520.5	547.3	597.0
3.850% issued in 2021 and due 2051	642.8	455.0	642.6	702.9
Other miscellaneous debt	7.1	7.1	—	—
Total debt	$1,596.6	$1,383.1	$1,588.5	$1,735.7

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

The following table shows a summary of financial liabilities disclosed, but not carried at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
September 30, 2022	$1,596.6	$1,383.1	$—	$1,375.9	$7.1
December 31, 2021	$1,588.5	$1,735.7	$—	$1,735.7	$—

Note 8 - Common Share Repurchases

On August 18, 2022, the Board of Directors authorized a $450.0 share repurchase program. During the quarter, the Company repurchased $104.8 of common shares (4.8 million shares at an average price of $21.49 per share). Following the close of the quarter and through November 3, the Company repurchased 6.0 million additional shares for $136.8 (average price of $22.48), leaving $208.2 remaining under the current repurchase authorization.

Note 9 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At September 30, 2022, the Company had no material non-claim litigation exposures in its consolidated business.

Note 10 - Information About Segments of Business

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General Insurance:
Net premiums earned	$967.3	$902.8	$2,821.8	$2,629.2
Net investment income and other income	128.3	121.7	367.8	367.4
Total revenues excluding investment gains (losses)	$1,095.6	$1,024.6	$3,189.7	$2,996.7
Segment pretax operating income (loss) (a)	$167.6	$145.8	$448.1	$410.0
Income tax expense (credits)	$34.0	$29.0	$89.0	$79.9

Title Insurance:
Net premiums earned	$887.1	$1,028.5	$2,731.2	$2,879.6
Title, escrow and other fees	80.9	113.6	266.1	339.1
Sub-total	968.1	1,142.1	2,997.3	3,218.7
Net investment income and other income	12.0	11.2	35.0	33.3
Total revenues excluding investment gains (losses)	$980.1	$1,153.3	$3,032.3	$3,252.0
Segment pretax operating income (loss) (a)	$73.3	$135.7	$263.8	$378.3
Income tax expense (credits)	$16.1	$29.8	$56.2	$80.8

RFIG Run-off:
Net premiums earned	$5.5	$7.7	$18.1	$25.4
Net investment income and other income	1.5	2.6	5.2	8.7
Total revenues excluding investment gains (losses)	$7.1	$10.3	$23.3	$34.2
Segment pretax operating income (loss)	$9.2	$8.4	$31.3	$20.9
Income tax expense (credits)	$1.9	$1.6	$6.4	$4.0

Consolidated Revenues:
Total revenues of Company segments	$2,083.0	$2,188.3	$6,245.4	$6,283.0
Corporate & other (b)	53.2	50.1	146.9	122.0
Consolidated investment gains (losses):
Realized from actual transactions and impairments	(26.2)	6.6	92.3	15.6
Unrealized from changes in fair value of equity securities	(350.8)	(199.3)	(641.8)	288.1
Total realized and unrealized investment gains (losses)	(377.1)	(192.6)	(549.5)	303.7
Consolidation elimination adjustments	(37.9)	(33.6)	(104.6)	(87.7)
Consolidated revenues	$1,721.0	$2,012.2	$5,738.1	$6,621.0

Consolidated Pretax Income (Loss):
Total segment pretax operating income (loss) of
Company segments	$250.2	$290.0	$743.3	$809.3
Corporate & other (b)	7.2	8.6	14.6	19.5
Consolidated investment gains (losses):
Realized from actual transactions and impairments	(26.2)	6.6	92.3	15.6
Unrealized from changes in fair value of equity securities	(350.8)	(199.3)	(641.8)	288.1
Total realized and unrealized investment gains (losses)	(377.1)	(192.6)	(549.5)	303.7
Consolidated income (loss) before income
taxes (credits)	$(119.6)	$106.0	$208.3	$1,132.6

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
of Company segments	$52.0	$60.5	$151.8	$164.8
Corporate & other (b)	(.7)	(2.3)	(2.0)	(3.6)
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	(79.2)	(40.9)	(115.6)	64.0
Consolidated income tax expense (credits)	$(27.8)	$17.2	$34.0	$225.2

	September 30,	December 31,
	2022	2021
Consolidated Assets:
General Insurance	$21,054.4	$20,660.9
Title Insurance	2,016.7	2,234.2
RFIG Run-off	379.0	516.4
Total assets of company segments	23,450.2	23,411.6
Corporate & other (b)	1,672.9	1,716.3
Consolidation elimination adjustments	(176.1)	(146.1)
Consolidated assets	$24,947.0	$24,981.8

(a)    Segment pretax operating income (loss) is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $17.5 and $50.2 compared to $15.9 and $47.7 for the quarters and nine months ended September 30, 2022 and 2021, respectively, and Title - $- and $.8 compared to $.4 and $1.4 for the quarters and nine months ended September 30, 2022 and 2021, respectively.
(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company and several internal corporate services subsidiaries.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2022 and 2021
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance and Republic Financial Indemnity Group ("RFIG") Run-off. A small life and accident insurance business, accounting for .1% of consolidated operating revenues for the nine months ended September 30, 2022 and .5% of consolidated assets as of that date, is included within the Corporate & Other caption of this report.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Pretax income (loss)	$(119.6)	$106.0		$208.3	$1,132.6
Pretax investment gains (losses)	(377.1)	(192.6)		(549.5)	303.7
Pretax income (loss) excluding investment gains (losses)	$257.5	$298.6	(13.8)%	$757.9	$828.8	(8.6)%

Net income (loss)	$(91.7)	$88.7		$174.3	$907.3
Net of tax investment gains (losses)	(297.9)	(151.6)		(433.8)	239.6
Net income (loss) excluding investment gains (losses)	$206.1	$240.4	(14.3)%	$608.1	$667.6	(8.9)%

Combined ratio	91.4%	89.8%		91.4%	90.4%

PER DILUTED SHARE

	Quarters Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net income (loss)	$(.31)	$.29		$.57	$3.00
Net of tax investment gains (losses)	(.99)	(.50)		(1.42)	.79
Net income (loss) excluding investment gains (losses)	$.68	$.79	(13.9)%	$1.99	$2.21	(10.0)%

SHAREHOLDERS' EQUITY (BOOK VALUE)

				Sep. 30,	Dec. 31,
				2022	2021	% Change
Total				$5,678.1	$6,893.2	(17.6)%
Per Common Share				$18.92	$22.76	(16.9)%

Old Republic International Corporation reported pretax income, excluding investment gains (losses), of $257.5 for the quarter and $757.9 for the first nine months of 2022. Results are within expectations, with General Insurance pretax operating income rising 15%, while the effect of increasing mortgage interest rates contributed to a reduction in Title Insurance pretax operating income of 46%. Both General Insurance and Title Insurance produced solid underwriting results that drove a consolidated combined ratio of 91.4% for both the quarter and first nine months of 2022.

Consolidated net premiums and fees earned were down 5.5% for the quarter, with General Insurance net earned premiums growing 7.1%, offset by a 15.2% decline in Title Insurance net premiums and fees earned as a result of lower revenues in both direct and agency operations. For the first nine months, consolidated net premiums and fees earned were relatively steady, reflecting growth in General Insurance of 7.3%, offset by a 6.9% decline in Title Insurance. Net investment income increased in both 2022 periods, primarily reflecting growth in the invested asset base and slightly higher investment yields earned in the quarter.

During the quarter, the Company returned total capital to shareholders of $479.1, comprised of $374.3 in common stock dividends, including a special cash dividend of $1.00 per share, and $104.8 of share repurchases (4.8 million shares at an average price of $21.49 per share). Following the close of the quarter and through November 3, the Company repurchased 6.0 million additional shares for $136.8 (average price of $22.48), leaving $208.2 remaining under the current repurchase authorization.

Book value per share was $18.92 as of September 30, 2022, reflecting declining fair market values in both the fixed income and equity portfolios, partially offset by strong operating earnings. With the addition of dividends declared during the first nine months, this was a decrease of 9.4% over year-end 2021.

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

FINANCIAL HIGHLIGHTS
	Quarters Ended September 30,			Nine Months Ended September 30,
SUMMARY INCOME STATEMENTS:	2022	2021	% Change	2022	2021	% Change
Revenues:
Net premiums and fees earned	$1,943.3	$2,055.4	(5.5)%	$5,844.6	$5,881.6	(0.6)%
Net investment income	115.1	111.6	3.1	329.2	323.6	1.7
Other income	39.7	37.8	5.2	113.7	112.0	1.5
Total operating revenues	2,098.2	2,204.9	(4.8)	6,287.7	6,317.3	(0.5)
Investment gains (losses):
Realized from actual transactions and impairments	(26.2)	6.6		92.3	15.6
Unrealized from changes in fair value of equity securities	(350.8)	(199.3)		(641.8)	288.1
Total investment gains (losses)	(377.1)	(192.6)		(549.5)	303.7
Total revenues	1,721.0	2,012.2		5,738.1	6,621.0
Operating expenses:
Loss and loss adjustment expenses	628.6	618.4	1.6	1,875.2	1,846.8	1.5
Sales and general expenses	1,195.8	1,270.8	(5.9)	3,604.5	3,601.8	0.1
Interest and other charges	16.3	16.8	(3.4)	49.9	39.7	25.7
Total operating expenses	1,840.7	1,906.2	(3.4)%	5,529.7	5,488.4	0.8%
Pretax income (loss)	(119.6)	106.0		208.3	1,132.6
Income taxes (credits)	(27.8)	17.2		34.0	225.2
Net income (loss)	$(91.7)	$88.7		$174.3	$907.3

COMMON STOCK STATISTICS:
Components of net income (loss) per share:
Basic net income (loss) excluding investment gains (losses)	$0.68	$0.79	(13.9)%	$2.00	$2.22	(9.9)%
Net investment gains (losses):
Realized from actual transactions and impairments	(0.07)	0.02		0.24	0.04
Unrealized from changes in fair value of equity securities	(0.92)	(0.52)		(1.67)	0.75
Basic net income (loss)	$(0.31)	$0.29		$0.57	$3.01
Diluted net income (loss) excluding investment gains (losses)	$0.68	$0.79	(13.9)%	$1.99	$2.21	(10.0)%
Net investment gains (losses):
Realized from actual transactions and impairments	(0.07)	0.02		0.24	0.04
Unrealized from changes in fair value of equity securities	(0.92)	(0.52)		(1.66)	0.75
Diluted net income (loss)	$(0.31)	$0.29		$0.57	$3.00
Cash dividends on common stock	$1.23	$1.72		$1.69	$2.16
Book value per share				$18.92	$20.96	(9.7)%

We believe the information presented in the following table highlights the most meaningful indicators of ORI's segmented and consolidated financial performance. The information underscores the performance of our underwriting operations, as well as our sound investment of the capital and underwriting cash flows from these operations.

Sources of Consolidated Income (Loss)
	Quarters Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums and fees earned:
General insurance	$967.3	$902.8	7.1%	$2,821.8	$2,629.2	7.3%
Title insurance	968.1	1,142.1	(15.2)	2,997.3	3,218.7	(6.9)
RFIG run-off	5.5	7.7	(28.0)	18.1	25.4	(28.7)
Corporate & other	2.3	2.6	(12.8)	7.2	8.2	(11.6)
Consolidated	$1,943.3	$2,055.4	(5.5)%	$5,844.6	$5,881.6	(0.6)%

Underwriting and related services income (loss):
General insurance	$96.2	$77.7	23.8%	$243.6	$202.0	20.6%
Title insurance	61.1	125.3	(51.2)	230.0	347.8	(33.9)
RFIG run-off	7.6	5.8	31.7	26.1	12.1	114.3
Corporate & other	(6.3)	(4.9)	(28.5)	(21.2)	(17.1)	(23.7)
Consolidated	$158.6	$203.9	(22.2)%	$478.6	$544.9	(12.2)%

Consolidated underwriting ratio:
Loss ratio:
Current year	35.7%	32.4%		34.7%	33.4%
Prior years	(3.4)	(2.3)		(2.6)	(2.0)
Total	32.3	30.1		32.1	31.4
Expense ratio	59.1	59.7		59.3	59.0
Combined ratio	91.4%	89.8%		91.4%	90.4%

Net investment income:
General insurance	$88.8	$84.2	5.4%	$254.8	$256.2	(0.5)%
Title insurance	11.8	10.9	8.7	34.2	32.5	5.5
RFIG run-off	1.5	2.6	(39.7)	5.2	8.7	(40.3)
Corporate & other	12.9	13.8	(6.9)	34.8	26.1	33.6
Consolidated	$115.1	$111.6	3.1%	$329.2	$323.6	1.7%

Interest and other charges (credits):
General insurance	$17.3	$16.1		$50.3	$48.2
Title insurance	(0.3)	0.4		0.5	1.9
RFIG run-off	—	—		—	—
Corporate & other (a)	(0.7)	0.2		(0.9)	(10.5)
Consolidated	$16.3	$16.8	(3.4)%	$49.9	$39.7	25.7%

Segmented and consolidated pretax income (loss)
excluding investment gains (losses):
General insurance	$167.6	$145.8	15.0%	$448.1	$410.0	9.3%
Title insurance	73.3	135.7	(46.0)	263.8	378.3	(30.3)
RFIG run-off	9.2	8.4	9.6	31.3	20.9	49.7
Corporate & other	7.2	8.6	(15.9)	14.6	19.5	(25.1)
Consolidated	257.5	298.6	(13.8)%	757.9	828.8	(8.6)%
Income taxes (credits) on above	51.3	58.2		149.7	161.1
Net income (loss) excluding
investment gains (losses)	206.1	240.4	(14.3)%	608.1	667.6	(8.9)%
Consolidated pretax investment gains (losses):
Realized from actual transactions
and impairments	(26.2)	6.6		92.3	15.6
Unrealized from changes in
fair value of equity securities	(350.8)	(199.3)		(641.8)	288.1
Total	(377.1)	(192.6)		(549.5)	303.7
Income taxes (credits) on above	(79.2)	(40.9)		(115.6)	64.0
Net of tax investment gains (losses)	(297.9)	(151.6)		(433.8)	239.6
Net income (loss)	$(91.7)	$88.7		$174.3	$907.3
Consolidated operating cash flow	$500.1	$455.1		$903.4	$970.6

(a) Includes consolidation/elimination entries.

General Insurance Segment Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums written	$1,066.3	$972.8	9.6%	$3,029.4	$2,742.3	10.5%
Net premiums earned	967.3	902.8	7.1	2,821.8	2,629.2	7.3
Net investment income	88.8	84.2	5.4	254.8	256.2	(0.5)
Other income	39.5	37.5	5.4	112.9	111.2	1.6
Operating revenues	1,095.6	1,024.6	6.9	3,189.7	2,996.7	6.4
Loss and loss adjustment expenses	606.6	585.4	3.6	1,804.9	1,743.4	3.5
Sales and general expenses	304.0	277.1	9.7	886.2	794.9	11.5
Interest and other charges	17.3	16.1	7.5	50.3	48.2	4.3
Operating expenses	928.0	878.8	5.6	2,741.5	2,586.6	6.0
Segment pretax operating income (loss)	$167.6	$145.8	15.0%	$448.1	$410.0	9.3%

Loss ratio	62.7%	64.8%		64.0%	66.3%
Expense ratio	27.3	26.5		27.4	26.0
Combined ratio	90.0%	91.3%		91.4%	92.3%

General Insurance net premiums earned increased 7.1% and 7.3% for the quarter and first nine months, respectively, driven by growth in commercial auto and workers' compensation lines of coverage. Premium rate increases for most lines of coverage, high renewal retention ratios, and new business production all contributed. Net investment income increased in the quarter, reflecting growth in the investment base and slightly higher investment yields earned.

The reported loss ratio for General Insurance improved in the quarter, inclusive of favorable reserve development from prior periods and lower current period loss costs. Favorable development of 4.7% in the quarter came predominantly from the commercial auto and workers' compensation lines of coverage, partially offset by unfavorable development in the financial indemnity line of coverage. The current period loss costs reflect several years of premium rate increases, underwriting actions, a shift in the line of coverage mix, and a relatively nominal amount from Hurricane Ian.

The third quarter and first nine month expense ratios were elevated compared to the same periods last year, generally reflecting the shift in line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in shifts in the lines of coverage mix toward lines with higher expense ratios and lower current period loss ratios.

Together, these factors produced highly profitable combined ratios and greater pretax operating income for the periods reported.

The following table shows recent annual and interim periods' loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2017	71.8%	0.7%	71.1%
2018	72.2	—	72.2
2019	71.8	0.4	71.4
2020	69.9	(0.8)	70.7
2021	64.8%	(3.8)%	68.6%
3rd Quarter 2021	64.8%	(3.2)%	68.0%
3rd Quarter 2022	62.7%	(4.7)%	67.4%
1st Nine Months 2021	66.3%	(2.9)%	69.2%
1st Nine Months 2022	64.0%	(3.3)%	67.3%

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

Title Insurance Segment Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums and fees earned	$968.1	$1,142.1	(15.2)%	$2,997.3	$3,218.7	(6.9)%
Net investment income	11.8	10.9	8.7	34.2	32.5	5.5
Other income	0.2	0.3	(27.8)	0.7	0.8	(12.2)
Operating revenues	980.1	1,153.3	(15.0)	3,032.3	3,252.0	(6.8)
Loss and loss adjustment expenses	26.2	32.9	(20.4)	84.6	95.4	(11.2)
Sales and general expenses	880.9	984.1	(10.5)	2,683.3	2,776.3	(3.4)
Interest and other charges	(0.3)	0.4	(165.6)	0.5	1.9	(73.4)
Operating expenses	906.8	1,017.6	(10.9)	2,768.5	2,873.7	(3.7)
Segment pretax operating income (loss)	$73.3	$135.7	(46.0)%	$263.8	$378.3	(30.3)%

Loss ratio	2.7%	2.9%		2.8%	3.0%
Expense ratio	91.0	86.1		89.5	86.2
Combined ratio	93.7%	89.0%		92.3%	89.2%

Title Insurance net premiums and fees earned declined by 15.2% and 6.9% for the third quarter and first nine months, respectively. Both directly produced and agency produced revenues declined during the quarter, and it is expected that such revenues will continue to be lower in the fourth quarter of this year when compared to the same period last year. The main driver of these trends is increasing mortgage interest rates which continue to drive a steep reduction in refinance activity and to a lesser extent, purchase activity. An uptick in commercial transaction activity resulted in strong commercial premium growth during the quarter and first nine month periods. Net investment income increased in both 2022 periods, reflecting growth in the invested asset base and slightly higher investment yields earned in the quarter.

Title Insurance's loss ratios were relatively consistent for the quarter and first nine months. The third quarter and first nine month's expense ratios were elevated compared to the same periods last year, generally reflecting the combination of lower directly produced revenues that carry higher fixed expenses, and to a lesser extent, a greater proportion of agency produced revenues that have a higher overall expense ratio.

Together, these factors produced profitable combined ratios albeit lower pretax operating income for the periods reported.

The following table shows recent annual and interim periods’ loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2017	0.8%	(3.0)%	3.8%
2018	1.9	(1.8)	3.7
2019	2.5	(1.2)	3.7
2020	2.3	(1.3)	3.6
2021	2.6%	(1.0)%	3.6%
3rd Quarter 2021	2.9%	(0.8)%	3.7%
3rd Quarter 2022	2.7%	(0.9)%	3.6%
1st Nine Months 2021	3.0%	(0.7)%	3.7%
1st Nine Months 2022	2.8%	(0.8)%	3.6%

RFIG Run-off Segment Operating Results - Mortgage Insurance

	Quarters Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums earned	$5.5	$7.7	(28.0)%	$18.1	$25.4	(28.7)%
Net investment income	1.5	2.6	(39.7)	5.2	8.7	(40.3)
Loss and loss adjustment expenses	(5.2)	(1.1)	N/M	(17.5)	3.4	N/M
Pretax operating income (loss)	$9.2	$8.4	9.6%	$31.3	$20.9	49.7%

Loss ratio	(93.3)%	(14.5)%		(96.5)%	13.7%
Expense ratio	55.3	39.0		52.7	38.5
Combined ratio	(38.0)%	24.5%		(43.8)%	52.2%

Pretax operating results of RFIG Run-off reflect the continuing drop in net earned premiums in line with the declining risk in force, and significantly lower loss costs compared to the 2021 periods. Net investment income decreased in both 2022 periods, reflecting a declining invested asset base, driven by the payment of extraordinary dividends of $35.0 and $105.0 to the parent company during the third quarter and first nine months, respectively. Loss costs reflect fewer newly reported delinquencies along with improving trends in cure rates.

Together, these factors produced greater pretax operating income for the periods reported.

The following table shows recent annual and interim periods' loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2017	57.6%	(38.3)%	95.9%
2018	43.2	(27.0)	70.2
2019	55.0	(12.5)	67.5
2020	81.7	(26.5)	108.2
2021	(5.3)%	(67.5)%	62.2%
3rd Quarter 2021	(14.5)%	(106.3)%	91.8%
3rd Quarter 2022	(93.3)%	(186.8)%	93.5%
1st Nine Months 2021	13.7%	(47.7)%	61.4%
1st Nine Months 2022	(96.5)%	(169.7)%	73.2%

Corporate & Other Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net life and accident premiums earned	$2.3	$2.6	(12.8)%	$7.2	$8.2	(11.6)%
Net investment income	12.9	13.8	(6.9)	34.8	26.1	33.6
Other operating income	—	—	—	—	—	—
Operating revenues	15.2	16.5	(7.8)	42.2	34.3	23.0
Benefits and loss and loss adjustment expenses	0.9	1.1	(18.1)	3.1	4.5	(31.8)
Insurance expenses	0.7	0.8	(11.6)	2.4	2.6	(7.8)
Corporate, interest and other expenses - net	6.3	5.9	6.5	22.0	7.5	191.1
Operating expenses	7.9	7.8	1.1	27.6	14.8	86.5
Corporate & other pretax operating income (loss)	$7.2	$8.6	(15.9)%	$14.6	$19.5	(25.1)%

This segment includes a small life and accident insurance business and the net costs associated with the parent holding company and several internal corporate services subsidiaries. The segment tends to produce highly variable results stemming from volatility inherent from the lack of scale. For the quarter, net investment income declined partially attributable to the return of capital to shareholders. For the first nine months, interest expense increased due to the issuance of $650 million of debt late in the second quarter of 2021, partially offset by net investment income from a higher level of investments and higher investment yields earned.

Summary Consolidated Balance Sheet

	September 30,	December 31,	September 30,
	2022	2021	2021
Assets:
Cash and fixed income securities	$12,315.8	$11,399.6	$11,721.9
Equity securities	3,045.4	5,302.8	4,828.0
Other invested assets	130.6	116.5	116.7
Cash and invested assets	15,491.8	16,818.9	16,666.7
Accounts and premiums receivable	2,096.9	1,768.7	1,861.4
Federal income tax recoverable	127.4	11.8	—
Reinsurance balances recoverable	5,679.7	4,943.4	5,054.7
Deferred policy acquisition costs	386.7	350.4	355.3
Sundry assets	1,164.2	1,088.4	1,051.6
Total assets	$24,947.0	$24,981.8	$24,989.9

Liabilities and Shareholders' Equity:
Policy liabilities	$3,182.6	$2,752.0	$2,884.7
Loss and loss adjustment expense reserves	12,174.7	11,425.5	11,433.7
Federal income tax payable	2.0	249.5	152.8
Reinsurance balances and funds	1,154.3	866.0	942.4
Debt	1,596.6	1,588.5	1,588.2
Sundry liabilities	1,158.5	1,206.9	1,658.4
Total liabilities	19,268.9	18,088.6	18,660.5
Shareholders' equity	5,678.1	6,893.2	6,329.4
Total liabilities and shareholders' equity	$24,947.0	$24,981.8	$24,989.9

Cash, Invested Assets, and Shareholders' Equity

				% Change
	Sep. 30,	Dec. 31,	Sep. 30,	Sep. '22/	Sep. '22/
	2022	2021	2021	Dec. '21	Sep. '21
Cash and invested assets:
Fixed income securities, cash and other invested assets	$12,446.4	$11,516.1	$11,838.6	8.1%	5.1%
Equity securities	3,045.4	5,302.8	4,828.0	(42.6)	(36.9)
Total per balance sheet	$15,491.8	$16,818.9	$16,666.7	(7.9)%	(7.0)%
Total at cost for all	$15,363.6	$15,045.8	$15,244.2	2.1%	0.8%

Composition of shareholders' equity per share:
Equity before items below	$19.00	$18.50	$17.85	2.7%	6.4%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	(0.08)	4.26	3.11
Total	$18.92	$22.76	$20.96	(16.9)%	(9.7)%

Segmented composition of
shareholders' equity per share:
Excluding RFIG run-off segment	$17.94	$21.47	$19.65	(16.4)%	(8.7)%
RFIG run-off segment	0.98	1.29	1.31
Consolidated total	$18.92	$22.76	$20.96	(16.9)%	(9.7)%

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

As of September 30, 2022, the consolidated investment portfolio reflected an allocation of approximately 80% to fixed income (bonds and notes) and short-term investments, and 20% to equity securities (common stock). During the quarter, we continued to reduce our equity holdings and reinvest the proceeds in fixed income securities. The fixed income portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities of our fixed income assets are matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. The quality of the investment portfolio remains at high levels. The Company's third quarter net income includes investment impairment charges of $120.9, reflecting management's intent to dispose of certain fixed income securities currently in an unrealized loss position, driven by tax planning considerations.

A significant portion of our investable funds have been directed toward high-quality common stocks of U.S. companies (currently limited to approximately 75 issues). We favor those with long-term records of reasonable earnings growth and steadily increasing dividends. Pursuant to our enterprise risk management guidelines and controls, we perform regular stress tests of the equities portfolio to gain reasonable assurance that periodic downdrafts in market prices would not seriously undermine our financial strength and the long-term continuity and prospects of our insurance underwriting business.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income excluding net investment gains (losses), realized and unrealized investment gains (losses), and dividend payments to shareholders.

	Shareholders' Equity Per Share
	Quarter			Year
	Ended	Nine Months Ended		Ended
	Sep. 30,	September 30,		Dec. 31,
	2022	2022	2021	2021
Beginning balance	$20.99	$22.76	$20.75	$20.75
Changes in shareholders' equity:
Net income (loss) excluding net investment gains (losses)	0.68	2.00	2.22	3.10
Net of tax realized investment gains (losses)	(0.07)	0.24	0.04	0.02
Net of tax unrealized investment gains (losses):
Fixed income securities	(0.47)	(2.62)	(0.66)	(0.97)
Equity securities	(0.92)	(1.67)	0.75	1.96
Total net of tax realized and unrealized
investment gains (losses)	(1.46)	(4.05)	0.13	1.01
Cash dividends	(1.23)	(1.69)	(2.16)	(2.38)
Other	(0.06)	(0.10)	0.02	0.28
Net change	(2.07)	(3.84)	0.21	2.01
Ending balance	$18.92	$18.92	$20.96	$22.76
Percentage change for the period	(9.9)%	(16.9)%	1.0%	9.7%

Capitalization

	Capitalization
	September 30,	December 31,	September 30,
	2022	2021	2021
Debt:
4.875% Senior Notes due 2024	$398.8	$398.4	$398.3
3.875% Senior Notes due 2026	547.8	547.3	547.2
3.850% Senior Notes due 2051	642.8	642.6	642.6
Other miscellaneous debt	7.1	—	—
Total debt	1,596.6	1,588.5	1,588.2
Common shareholders' equity	5,678.1	6,893.2	6,329.4
Total capitalization	$7,274.7	$8,481.7	$7,917.6

Capitalization ratios:
Debt	21.9%	18.7%	20.1%
Common shareholders' equity	78.1	81.3	79.9
Total	100.0%	100.0%	100.0%

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	General	Title	RFIG Run-off	Corporate & Other	Total	% Change from prior period
Years Ended December 31:
2019	$3,432.4	$2,736.0	$59.2	$13.4	$6,241.1	5.1%
2020	3,394.2	3,286.3	45.1	12.0	6,737.8	8.0
2021	3,555.5	4,404.3	32.6	11.0	8,003.6	18.8
Nine Months Ended September 30:
2021	2,629.2	3,218.7	25.4	8.2	5,881.6	21.7
2022	2,821.8	2,997.3	18.1	7.2	5,844.6	(.6)
Quarters Ended September 30:
2021	902.8	1,142.1	7.7	2.6	2,055.4	18.6
2022	$967.3	$968.1	$5.5	$2.3	$1,943.3	(5.5)%

Consolidated net premiums and fees earned were down 5.5% for the quarter, with General Insurance net earned premiums growing 7.1%, offset by a 15.2% decline in Title Insurance net premiums and fees as a result of lower revenues in both direct and agency operations. For the first nine months, consolidated net premiums and fees earned were relatively steady, reflecting growth in General Insurance of 7.3%, offset by a 6.9% decline in Title Insurance.

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

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG Run-off	Corporate & Other	Total
As of December 31:
2020	$10,987.8	$1,328.4	$545.1	$1,083.8	$13,945.2	$1,384.9	$15,330.1
2021	11,379.7	1,569.2	459.0	1,394.8	14,802.9	1,773.4	16,576.3
As of September 30:
2021	11,313.9	1,479.0	479.3	1,751.7	15,024.1	1,422.9	16,447.1
2022	$11,715.6	$1,526.1	$377.0	$1,543.9	$15,162.7	$126.3	$15,289.1

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate & Other	Total	Cost	Fair Value
Years Ended
December 31:
2019	$356.4	$41.4	$17.6	$35.1	$450.7	3.48%	3.30%
2020	352.2	42.0	15.2	29.4	438.9	3.24	2.96
2021	342.4	43.8	11.4	36.5	434.3	3.02	2.72
Nine Months Ended
September 30:
2021	256.2	32.5	8.7	26.1	323.6	2.98	2.72
2022	254.8	34.2	5.2	34.8	329.2	2.93	2.75
Quarters Ended
September 30:
2021	84.2	10.9	2.6	13.8	111.6	3.01	2.72
2022	$88.8	$11.8	$1.5	$12.9	$115.1	3.03%	2.96%

Net investment income increased in both 2022 periods, primarily reflecting growth in the invested asset base and slightly higher investment yields earned in the quarter. The Company expects yields to increase on a comparable year-over-year basis in the next few quarters.

Loss and Loss Adjustment Expenses
Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of September 30, 2022 and December 31, 2021:

	Loss and Loss Adjustment Expense Reserves
	September 30, 2022		December 31, 2021
	Gross	Net	Gross	Net

Workers' compensation	$4,900.3	$2,919.3	$4,893.0	$2,955.6
General liability	1,395.1	631.6	1,324.4	630.7
Commercial automobile (mostly trucking)	3,191.0	1,779.0	2,850.0	1,736.5
Other coverages	1,674.6	1,226.3	1,355.5	979.3
Unallocated loss adjustment expense reserves	297.6	296.9	285.2	284.8
Total general insurance reserves	11,458.8	6,853.4	10,708.4	6,587.0
Title	623.5	623.5	594.2	594.2
RFIG Run-off	81.9	81.9	111.2	111.2
Life and accident	10.3	6.4	11.6	7.6
Total loss and loss adjustment expense reserves	$12,174.7	$7,565.3	$11,425.5	$7,300.2
Asbestosis and environmental loss reserves included
in the above general insurance reserves:
Amount	$117.6	$82.2	$118.1	$77.2
% of total general insurance reserves	1.0%	1.2%	1.1%	1.2%

A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 3 of the Consolidated Financial Statements.

The percentage of net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2019	71.8%	2.5%	53.5%	41.2%
2020	69.9	2.3	81.7	37.0
2021	64.8	2.6	(5.3)	30.2
Nine Months Ended September 30:
2021	66.3	3.0	13.7	31.4
2022	64.0	2.8	(96.5)	32.1
Quarters Ended September 30:
2021	64.8	2.9	(14.5)	30.1
2022	62.7%	2.7%	(93.3)%	32.3%

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

Underwriting Acquisition and Other Expenses
The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2019	25.7%	90.5%	25.0%	54.1%
2020	25.6	88.4	30.2	56.3
2021	26.5	86.7	39.9	59.7
Nine Months Ended September 30:
2021	26.0	86.2	38.5	59.0
2022	27.4	89.5	52.7	59.3
Quarters Ended September 30:
2021	26.5	86.1	39.0	59.7
2022	27.3%	91.0%	55.3%	59.1%

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

Combined Ratios
The combined ratios of the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2019	97.5%	93.0%	79.8%	95.3%
2020	95.5	90.7	111.9	93.3
2021	91.3	89.3	34.6	89.9
Nine Months Ended September 30:
2021	92.3	89.2	52.2	90.4
2022	91.4	92.3	(43.8)	91.4
Quarters Ended September 30:
2021	91.3	89.0	24.5	89.8
2022	90.0%	93.7%	(38.0)%	91.4%

Net Investment Gains (Losses)
The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and providing sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses on Securities			Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities
	Fixed Income Securities	Equity Securities and Miscel-laneous Investments	Total	Fixed Income Securities	Miscel-laneous Investments	Total		Total Investment Gains (Losses)
Years Ended
December 31:
2019	$(1.9)	$40.6	$38.6	$(2.0)	$—	$(2.0)	$599.5	$636.1
2020	(7.4)	21.6	14.2	—	—	—	(156.2)	(142.0)
2021	1.5	5.3	6.9	—	—	—	751.1	758.0
Nine Months Ended
September 30:
2021	1.9	13.7	15.6	—	—	—	288.1	303.7
2022	(145.4)	361.3	215.8	(123.5)	—	(123.5)	(641.8)	(549.5)
Quarters Ended
September 30:
2021	.8	5.7	6.6	—	—	—	(199.3)	(192.6)
2022	$(86.3)	$181.0	$94.7	$(120.9)	$—	$(120.9)	$(350.8)	$(377.1)

During the third quarter and first nine months of 2022, net realized investment gains reflect the continued rebalancing of the investment portfolio as well as tax planning considerations. All equity securities sold as part of the rebalance were completed within 11% of their respective 52 week high price. Dispositions of fixed income securities from scheduled maturities and early calls were 58.2% and 80.0% of total dispositions occurring in the first nine months of 2022 and 2021, respectively. Additionally, the third quarter includes investment impairment charges of $120.9, reflecting management's intent to dispose of certain fixed income securities currently in an unrealized loss position, driven by tax planning considerations.

Income Taxes
The effective consolidated income tax rates were (23.3)% and 16.4% in the third quarter and first nine months of 2022 compared to 16.2% and 19.9% in the third quarter and first nine months of 2021. The rates for each period reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax preferred investment income (principally tax-exempt interest and dividend income).

Segment Overview

General Insurance

Summary Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums earned	$967.3	$902.8	7.1%	$2,821.8	$2,629.2	7.3%
Loss and loss adjustment expenses	606.6	585.4	3.6	1,804.9	1,743.4	3.5
Sales and general expenses	304.0	277.1	9.7	886.2	794.9	11.5
Segment pretax operating income (loss)	$167.6	$145.8	15.0%	$448.1	$410.0	9.3%

Loss ratio	62.7%	64.8%		64.0%	66.3%
Expense ratio	27.3	26.5		27.4	26.0
Combined ratio	90.0%	91.3%		91.4%	92.3%

Premiums & Fees
The percentage of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers' Compensation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended December 31:
2019	37.2%	29.1%	7.6%	6.4%	6.6%	13.1%
2020	38.4	25.4	8.7	8.0	6.0	13.5
2021	39.7	21.9	9.7	9.7	5.2	13.8
Nine Months Ended September 30:
2021	39.9	22.1	9.4	9.5	5.2	13.9
2022	39.4	21.4	9.7	10.6	4.9	14.0
Quarters Ended September 30:
2021	39.2	22.0	9.3	9.7	5.4	14.4
2022	39.4%	22.0%	9.0%	10.5%	4.8%	14.3%

General Insurance net premiums earned increased 7.1% and 7.3% for the quarter and first nine months, respectively, driven by growth in commercial auto and workers' compensation lines of coverage. Premium rate increases for most lines of coverage, high renewal retention ratios, and new business production all contributed, but were partially offset by reinstatement premiums currently estimated at $16.6 resulting from losses reinsured relative to Hurricane Ian.

Loss and Loss Adjustment Expenses
The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	General Insurance Loss Ratios by Type of Coverage
	All Coverages	Commercial Automobile (mostly trucking)	Workers' Compen-sation	Inland Marine and Property	Financial Indemnity	General Liability	Other
Years Ended
December 31:
2019	71.8%	84.0%	63.2%	62.6%	64.0%	77.8%	61.4%
2020	69.9	80.8	60.8	58.3	57.1	73.6	67.2
2021	64.8	70.8	58.9	59.4	53.9	64.1	65.7
Nine Months Ended
September 30:
2021	66.3	74.1	58.2	60.0	56.2	63.9	66.8
2022	64.0	66.7	49.7	66.6	74.3	70.0	64.6
Quarters Ended
September 30:
2021	64.8	73.1	59.0	61.1	54.2	41.4	63.9
2022	62.7%	64.3%	35.8%	84.1%	66.5%	98.2%	66.1%

The reported loss ratio for General Insurance improved in the quarter, inclusive of favorable reserve development from prior periods and lower current period loss costs. Favorable development of 4.7% in the quarter came predominantly from the commercial auto and workers' compensation lines of coverage. This was partially offset by unfavorable development in the financial indemnity (which includes public company D&O) line of coverage, stemming from large security class action claims activity occurring from accident years 2018 and 2019, and to a lesser extent, general liability coverages. The current period loss costs reflect several years of premium rate increases, underwriting actions, a shift in the line of coverage mix, and a relatively nominal amount from Hurricane Ian based on the Company's estimated $10.0 net retention.

Sales and General Expenses
The third quarter and first nine month expense ratios were elevated compared to the same periods last year, generally reflecting the shift in line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in shifts in the lines of coverage mix toward lines with higher expense ratios and lower current period loss ratios.

Title Insurance

Summary Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums and fees earned	$968.1	$1,142.1	(15.2)%	$2,997.3	$3,218.7	(6.9)%
Loss and loss adjustment expenses	26.2	32.9	(20.4)	84.6	95.4	(11.2)
Sales and general expenses	880.9	984.1	(10.5)	2,683.3	2,776.3	(3.4)
Segment pretax operating income (loss)	$73.3	$135.7	(46.0)%	$263.8	$378.3	(30.3)%

Loss ratio	2.7%	2.9%		2.8%	3.0%
Expense ratio	91.0	86.1		89.5	86.2
Combined ratio	93.7%	89.0%		92.3%	89.2%

Premiums & Fees
The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents
Years Ended December 31:
2019	24.9%	75.1%
2020	24.9	75.1
2021	22.0	78.0
Nine Months Ended September 30:
2021	22.7	77.3
2022	20.0	80.0
Quarters Ended September 30:
2021	22.2	77.8
2022	18.8%	81.2%

Title Insurance net premiums and fees earned declined by 15.2% and 6.9% for the third quarter and first nine months, respectively. Both directly produced and agency produced revenues declined during the quarter, and it is expected that such revenues will continue to be lower in the fourth quarter of this year when compared to the same period last year. The main driver of these trends is increasing mortgage interest rates which continue to drive a steep reduction in refinance activity and to a lesser extent, purchase activity. An uptick in commercial transaction activity resulted in strong commercial premium growth during the periods reported, and accounted for 21.1% and 21.2% of third quarter and first nine months of 2022 earned premium, respectively, versus 15.4% and 14.5%, respectively, for the same periods last year.

Loss and Loss Adjustment Expenses
Title Insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity and were relatively consistent for the quarter and first nine months.

Sales and General Expenses
The third quarter and first nine month's expense ratios were elevated compared to the same periods last year, generally reflecting the combination of lower directly produced revenues that carry higher fixed expenses, and to a lesser extent, a greater proportion of agency produced revenues that have a higher overall expense ratio.

RFIG Run-off

Summary Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net premiums earned	$5.5	$7.7	(28.0)%	$18.1	$25.4	(28.7)%
Loss and loss adjustment expenses	(5.2)	(1.1)	N/M	(17.5)	3.4	N/M
Pretax operating income (loss)	$9.2	$8.4	9.6%	$31.3	$20.9	49.7%

Loss ratio	(93.3)%	(14.5)%		(96.5)%	13.7%
Expense ratio	55.3	39.0		52.7	38.5
Combined ratio	(38.0)%	24.5%		(43.8)%	52.2%

RFIG Run-off's mortgage guaranty insurance carriers ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

Premiums & Fees
The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

Premium and Persistency Trends:	Net Earned Premiums	Persistency
Years Ended December 31:
2019	$58.8	77.5%
2020	45.1	77.6
2021	32.6	74.8
Nine Months Ended September 30:
2021	25.4	74.5
2022	18.1	75.6%
Quarters Ended September 30:
2021	7.7
2022	$5.5

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk & Other	Total
As of December 31:
2019	$2,388.3	$201.8	$2,590.1
2020	1,842.2	169.0	2,011.2
2021	1,364.9	140.4	1,505.4
As of September 30:
2021	1,468.2	147.3	1,615.6
2022	$1,100.7	$118.5	$1,219.3
The results of RFIG Run-off reflect the continuing drop in net earned premiums in line with the declining risk in force.

Loss and Loss Adjustment Expenses

Certain mortgage guaranty average loss related trends are listed below:

	Average Settled Claim Amount (a)	Reported Delinquency Ratio at End of Period
Years Ended December 31:
2019	$49,195	10.1%
2020	37,172	14.2
2021	31,682	12.4
Nine Months Ended September 30:
2021	40,991	12.6
2022	$37,702	11.7%
__________

(a)    Amounts are in whole dollars.

Loss costs reflect fewer newly reported delinquencies along with improving trends in cure rates.

FINANCIAL POSITION

The Company's financial position at September 30, 2022 reflects an increase in liabilities of 6.5% and decreases in assets and common shareholders' equity of .1% and 17.6%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represent 62.1% and 67.3% of consolidated assets as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the invested asset base, cash and accrued investment income decreased by 7.9% to $15,491.8.

Investment Portfolio

During the first nine months of 2022 and 2021, the Company continued to reduce equity holdings and reinvest the proceeds in intermediate-term, investment grade fixed income securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both September 30, 2022 and

December 31, 2021, nearly all of the Company's investments consisted of marketable securities. The investment portfolio does not contain high risk or illiquid asset classes and has zero or extremely limited exposure to, collateralized debt obligations (CDO's), credit default and interest rate swaps, hybrid securities, asset-backed securities (ABS), guaranteed investment contracts (GIC), structured investment vehicles (SIV), auction rate variable short-term securities, limited partnerships, derivatives, hedge funds or private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At September 30, 2022, the Company had no fixed income investments in default as to principal and/or interest.

Short-term investment positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, seasonality of quarterly cash flow, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. Short-term investment levels were elevated at September 30, 2022 due to the timing of reinvesting funds from sales of investments and the funding of the Company's share repurchase program.

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

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a):

	September 30,	December 31,
	2022	2021
Aaa	22.4%	25.1%
Aa	10.9	12.3
A	34.8	31.9
Baa	30.3	28.5
Total investment grade	98.4	97.8
All other (b)	1.6	2.2
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers.
(b)    "All other" includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Fixed Income Securities

September 30, 2022	Amortized Cost	Gross Unrealized Losses
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Energy	$30.9	$2.9
Industrial	38.4	2.8
Consumer Durables	32.8	2.2
Basic Industry	45.7	1.9
Other (includes 2 industry groups)	23.1	1.4
Total	$171.1	$11.4

Investment Grade Fixed Income Securities by Industry Concentration:
U.S. Governments & Agencies	$1,956.7	$111.4
Utilities	1,459.8	110.1
Financial, Banking & Insurance	1,317.4	105.4
Industrial	974.1	73.6
Consumer Staples & Durables	1,018.0	68.0
Natural Gas & Energy	878.3	67.8
Technology	620.9	44.1
Health Care	509.5	38.0
Municipal Tax-Exempt	942.8	37.0
Other (includes 8 industry groups)	1,433.3	99.4
Total	$11,111.2	$755.2

The level of gross unrealized losses for this portfolio is primarily driven by changes in the interest rate environment.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

September 30, 2022	Cost	Gross Unrealized Losses
Equity Securities by Industry Concentration:
Insurance	$41.2	$19.5
Consumer Staples	37.5	14.9
Telecom	95.2	11.9
Utilities	33.0	5.7
Other (includes 6 industry groups)	211.2	7.1
Total	$418.4	$59.3

The equity portfolio has performed well in the current market downturn as, by design, it is comprised of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
September 30, 2022	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$1,277.0	$27.4	$13.3	$.2
Due after one year through five years	5,572.0	82.0	273.5	4.5
Due after five years through ten years	4,340.3	61.5	473.9	6.6
Due after ten years	92.8	—	5.8	—
Total	$11,282.3	$171.1	$766.7	$11.4

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
September 30, 2022	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Income Securities:
One to six months	$476.1	$20.5	$—	$496.6
Seven to twelve months	103.1	16.6	—	119.8
More than twelve months	131.7	18.4	—	150.2
Total	$711.0	$55.6	$—	$766.7

Number of Issues in Unrealized Loss Position:

Fixed Income Securities:
One to six months	1,633	20	—	1,653
Seven to twelve months	143	17	—	160
More than twelve months	162	19	—	181
Total	1,938	56	—	1,994

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Age Distribution of Fixed Income Securities

	September 30,	December 31,
	2022	2021
Maturity Ranges:
Due in one year or less	11.4%	11.7%
Due after one year through five years	48.3	49.7
Due after five years through ten years	39.3	37.6
Due after ten years through fifteen years	.9	.9
Due after fifteen years	.1	.1
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.4
Duration	4.0	4.0

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.0 as of September 30, 2022 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed income investment portfolio of approximately 4.0%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2021 statutory balances, the Company can receive up to $982.0 in ordinary dividends from its subsidiaries in 2022 without the prior approval of regulatory authorities of which $440.4 has been received through September 30, 2022. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, reasonably anticipated cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries.

Old Republic's total capitalization of $7,274.7 at September 30, 2022 consisted of debt of $1,596.6 and common shareholders' equity of $5,678.1. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), dividend payments to shareholders and share repurchases for the period then ended. At September 30, 2022, the Company's consolidated debt to equity ratio was 28.1%.

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

On August 18, 2022, the Board of Directors authorized a $450 share repurchase program and a special, one-time cash dividend of $1.00 per share. The repurchase program is intended to comply with Rule 10b-18 and has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Old Republic may also from time to time repurchase shares pursuant to written, pre-arranged Rule 10b5-1 plans. In reaching its decision to authorize the share repurchase program and the special cash dividend, the Board evaluated such factors as the current and foreseeable liquidity and capital needs of the parent holding company and its insurance company subsidiaries. During the quarter, the Company returned total capital to shareholders of $479.1, comprised of $374.3 in common stock dividends and $104.8 of share repurchases (4.8 million shares at an average price of $21.49 per share). Following the close of the quarter and through November 3, the Company repurchased 6.0 million additional shares for $136.8 (average price of $22.48), leaving $208.2 remaining under the current repurchase authorization.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to hold minimum amounts of capital based on specified formulas. Since the Company's mortgage insurance subsidiaries have discontinued writing new business the risk-to-capital ratio considerations are therefore no longer of consequence.

The Company's principal mortgage insurance subsidiaries sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $35.0 and $105.0 during the third quarter and first nine months of 2022, respectively.

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

TERMINATION OF SHAREHOLDERS' RIGHTS PLAN

On August 18, 2022, the Board of Directors approved the termination of the Company's shareholders' rights plan, commonly referred to as a "poison pill", which was originally scheduled to terminate on June 25, 2027. The shareholders' rights plan was amended to accelerate the expiration date to August 18, 2022, terminating the plan as of that date. The Company had maintained a shareholders' rights plan in place for more than three decades. The decision to terminate the shareholders' rights plan reflects the Board of Director's regular assessment of the governance attributes that best serve the long-term interests of all the Company's stakeholders and was made after engagement with institutional shareholders.

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

Old Republic's market risk exposures at September 30, 2022, have not materially changed from those identified in the Company's 2021 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2022, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OLD REPUBLIC INTERNATIONAL CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The information contained in Note 9 "Commitments and Contingent Liabilities" of the Notes to Consolidated Financial Statements filed as Part 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2021 Annual report on Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan ($ in Millions)
September 1 - September 30, 2022	4,877,473	$21.49	4,877,473	$345.1
Total	4,877,473	$21.49	4,877,473	$345.1

(1) On August 18, 2022, the Company announced a share repurchase program authorizing the repurchase up to $450 million in shares of the Company's common stock. The repurchase program is intended to comply with Rule 10b-18 and has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice.

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

Old Republic International Corporation
(Registrant)
Date:	November 4, 2022

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