Form 10-K
period 2022-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2023-02-24
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐  No: ☒
The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Mercantile Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2022, the last day of the registrant's most recently completed second fiscal quarter, was $6,341,896,350.
The registrant had 297,145,435 shares of Common Stock outstanding as of January 31, 2023.
Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy statement for the 2023 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 101)	III, Items 10, 11, 12, 13 and 14 IV, Item 15
______________________________________
There are 102 pages in this report

PART I

Item 1 - Business

(a) General Description of Business. Old Republic International Corporation is a Chicago based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance, and Republic Financial Indemnity Group (RFIG) Run-off. References herein to such groups apply to the Company's subsidiaries engaged in these respective segments of business. The results of a small life and accident insurance business are included within the Corporate & Other caption of this report. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

The insurance business is distinguished from most others in that the prices (premiums) charged for most products are set without knowing what the ultimate loss costs will be. The Company also cannot know exactly when claims will be paid, which may be many years after a policy was issued or expired. This casts Old Republic as a risk-taking enterprise managed for the long run. Old Republic therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on maintaining a sound financial condition to support our subsidiaries' long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. The underwriting principles encompass:

•employing disciplined risk selection, evaluation, and pricing practices to reduce the possibility of adverse risk selection and to mitigate the uncertainty of insurance underwriting outcomes;

•focusing on diversification and spreading of insured risks by geography, distribution, types of insurance coverage, among industries, with competency and proficiency; and

•reducing and mitigating insured exposures through underwriting risk-sharing arrangements with policyholders, and additionally through reinsurance, to manage risk and bring greater efficiencies to capital management.

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from capital resources. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not primary objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed income and equity securities for long periods of time is enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in dividend paying, publically traded, large capitalization, highly liquid equity securities.

In light of the above factors, the Company is managed for the long run and with little regard to quarterly or even annual reporting periods. These time frames are too short. Management believes results are best evaluated by looking at underwriting and overall operating performance trends over 10-year intervals. These likely include one or two economic and/or underwriting cycles. This provides enough time for these cycles to run their course, for premium rate changes and subsequent underwriting results to be reflected in financial statements, and for reserved loss costs to be quantified with greater accuracy.

The contributions to consolidated revenues and pretax income, and the assets of each Old Republic segment are set forth in the following table. This information should be read in conjunction with the consolidated financial statements, the notes thereto, and "Management Analysis of Financial Position and Results of Operations" appearing elsewhere in this report.

Financial Information Relating to Segments of Business ($ in Millions)

Revenues (a)
Years Ended December 31:	2022	2021	2020
General insurance	$4,315.6	$4,042.5	$3,876.8
Title insurance	3,882.7	4,449.3	3,329.3
RFIG run-off	30.0	44.1	60.4
Corporate & other - net (b)	56.5	47.5	41.4
Subtotal	8,284.9	8,583.5	7,308.0
Consolidated investment gains (losses) (a)	(201.1)	758.0	(142.0)
Consolidated	$8,083.7	$9,341.6	$7,166.0

Pretax Income
Years Ended December 31:	2022	2021	2020
General insurance	$689.8	$589.6	$439.8
Title insurance	308.8	515.7	344.0
RFIG run-off	35.2	32.8	9.8
Corporate & other - net (b)	24.6	25.7	36.7
Subtotal	1,058.6	1,164.0	830.4
Consolidated investment gains (losses)	(201.1)	758.0	(142.0)
Consolidated	$857.4	$1,922.1	$688.4

Assets
As of December 31:	2022	2021	2020
General insurance	$21,227.9	$20,660.9	$19,226.1
Title insurance	2,077.6	2,234.2	1,920.9
RFIG run-off	344.2	516.4	582.9
Corporate & other - net (b)	1,509.5	1,570.2	1,085.1
Consolidated	$25,159.4	$24,981.8	$22,815.2

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

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and combined ratios for the major coverages underwritten in the Company's insurance segments.

	($ in Millions)
Years Ended December 31:	2022	2021	2020
General Insurance:
Overall Experience:
Net Premiums Earned	$3,808.6	$3,555.5	$3,394.2
Loss Ratio	62.1%	64.8%	69.9%
Expense Ratio	27.4	26.5	25.6
Combined Ratio	89.5%	91.3%	95.5%

Experience by Major Coverages:
Commercial Automobile:
Net Premiums Earned	$1,505.2	$1,408.6	$1,304.5
Loss Ratio	66.6%	71.5%	80.8%

Workers' Compensation:
Net Premiums Earned	$811.8	$778.6	$863.8
Loss Ratio	45.9%	58.9%	60.8%

General Liability:
Net Premiums Earned	$196.2	$184.4	$204.7
Loss Ratio	71.6%	64.1%	73.5%

Financial Indemnity: (a)
Net Premiums Earned	$391.7	$344.0	$272.7
Loss Ratio	67.0%	53.9%	57.1%

Property: (b)
Net Premiums Earned	$374.0	$345.3	$294.2
Loss Ratio	65.4%	59.3%	58.2%

Home and Auto Warranty:
Net Premiums Earned	$330.4	$336.5	$311.7
Loss Ratio	66.9%	67.9%	69.5%

Other Coverages: (c)
Net Premiums Earned	$199.0	$157.8	$142.2
Loss Ratio	60.4%	63.8%	68.4%

Title Insurance: (d)
Net Premiums & Fees Earned	$3,833.8	$4,404.3	$3,286.3
Loss Ratio	2.3%	2.6%	2.3%
Expense Ratio	90.9	86.7	88.4
Combined Ratio	93.2%	89.3%	90.7%

RFIG Run-off:
Net Premiums Earned	$23.2	$32.6	$45.1
Loss Ratio	(75.5)%	(5.3)%	81.7%
Expense Ratio	53.0	39.9	30.2
Combined Ratio	(22.5)%	34.6%	111.9%

All Coverages Consolidated:
Net Premiums & Fees Earned	$7,675.3	$8,003.6	$6,737.8
Loss Ratio	31.8%	30.2%	37.0%
Expense Ratio	59.2	59.7	56.3
Combined Ratio	91.0%	89.9%	93.3%
_________

(a)    Includes Fidelity and Surety, Executive Indemnity (E&O/D&O) and Guaranteed Asset Protection.
(b)    Includes Commercial Multi-Peril and Inland Marine coverages.
(c) Includes Aviation and Travel Accident coverages.
(d)    Title loss, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.

General Insurance

Old Republic's General Insurance segment is best characterized as a commercial lines insurance business with a strong focus on liability insurance coverages. Most of these coverages are provided to businesses, government, and other institutions. The Company does not have a meaningful exposure to personal lines insurance such as homeowners and private automobile coverages. In continuance of its commercial lines orientation, Old Republic also focuses on specific sectors of the North American economy, most prominently the transportation (trucking and general aviation), commercial construction, healthcare, education, retail and wholesale trade, forest products, energy, general manufacturing, and financial services industries. In managing the insurance risks it undertakes, the Company employs various underwriting and loss mitigation techniques such as utilization of policy deductibles, captive insurance risk-sharing arrangements, self-insured retentions, retrospective rating and policyholder dividend plans. These underwriting techniques are intended to better correlate premium charges with the ultimate claims experience of individual or groups of assureds and align our interests with those of the assureds.
Over the years, the General Insurance segment's operations have been developed steadily through a combination of internal growth, the establishment of additional subsidiaries focused on new types of coverages and/or industry sectors, and through several acquisitions of smaller companies. As a result, this segment has become widely diversified with a business base encompassing the following major insurance coverages:
Aviation: Insurance policies protect the value of aircraft hulls and afford liability coverage for acts that result in injury, loss of life, and property damage to passengers and others on the ground or in the air.
Commercial Automobile: Covers vehicles (mostly trucks) used principally in commercial pursuits. Policies cover damage to insured vehicles and liabilities incurred by an assured for bodily injury and property damage sustained by third parties.
Commercial Multi-Peril (CMP): Policies afford liability coverage for claims arising from the acts of owners or employees, and protection for the physical assets of businesses.
Commercial Property: Insurance policies protect an assured’s real and personal property from risk of direct physical loss of damage, including subsequent business interruption and expense.
Financial Indemnity: Multiple types of specialty coverages, including most prominently the following:
Errors & Omissions (E&O)/Directors & Officers (D&O): E&O liability policies are written for non-medical professional service providers such as lawyers, architects, and consultants, and provide coverage for legal expenses and indemnity settlements for claims alleging breaches of professional standards. D&O coverage provides for the payment of legal expenses and indemnity settlements for claims made against the directors and officers of corporations from a variety of sources, most typically shareholders.
Fidelity: Bonds cover the exposures of financial institutions and commercial and other enterprises for losses of monies or debt and equity securities due to acts of employee dishonesty.
Guaranteed Asset Protection (GAP): This insurance indemnifies an automobile loan borrower for the dollar value difference between an insurance company's liability for the total loss (remaining cash value) of an insured vehicle and the amount still owed on an automobile loan.
Surety: Bonds are insurance company guarantees of performance by a corporate principal or individual such as for the completion of a building or road project, or payment on various types of contracts.
Home & Auto Warranty Insurance: Includes the following types of coverages:
Automobile Extended Warranty Insurance: Coverage is provided to the vehicle owner for certain mechanical or electrical repair or replacement costs after the manufacturer's warranty has expired.
Home Warranty Insurance: This product provides repair and/or replacement coverage for home systems (e.g. plumbing, heating, and electrical) and designated appliances.
General Liability: Protects against liability of an assured that stems from carelessness, negligence, or failure to act, and results in property damage or personal injury to others.
Inland Marine: Coverage pertains to the insurance of property in transit over land and of property that is mobile by nature.
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
Approximately 94% of General Insurance premiums are produced through independent agency or brokerage channels, while the remaining 6% is obtained through direct production facilities.

Net Premiums Earned
For 2022, production of commercial automobile direct insurance premiums accounted for approximately 37.2% of consolidated General Insurance direct premiums written, while workers' compensation and general liability direct premium production amounted to approximately 22.8% and 14.4%, respectively, of such consolidated totals.
General Insurance net premiums earned increased 7.1% for 2022 driven by growth in most lines of coverage, in particular commercial automobile. Net premiums earned for 2021 grew 4.8%, with rising premiums in commercial automobile, financial indemnity, and property lines of coverage. Premium rate increases for most lines of coverages, high renewal retention ratios, and new business production all contributed.

Loss Ratios

Variations in loss ratios are typically caused by changes in the frequency and severity of losses incurred, changes in premium rates, the level of premium refunds, and periodic changes in loss and loss expense reserve estimates. The Company can therefore experience period-to-period volatility in the underwriting results posted for individual coverages. In light of Old Republic's basic underwriting focus in managing its business, a long-term objective has been to dampen this volatility by diversifying coverages offered and industries served.

The loss ratios include loss adjustment expenses where appropriate. Policyholders' dividends, which apply principally to workers' compensation insurance, are typically a reflection of changes in loss experience from prior years for individual or groups of policies, rather than current year results.

The General Insurance loss ratios are summarized as follows:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2018	72.2%	—%	72.2%
2019	71.8	0.4	71.4
2020	69.9	(0.8)	70.7
2021	64.8	(3.8)	68.6
2022	62.1%	(5.1)%	67.2%

As the table above indicates, loss ratios have been on a fairly consistent downtrend during the past five years. The improvement has arisen from lower estimates of current accident years' loss provisions, and for 2022, 2021 and 2020, by the impacts from development of prior years' reserve estimates. Favorable development in 2022 and 2021 was due predominantly to better than expected claims experience related to workers' compensation and commercial automobile reserves.

Claims are a major cost factor and changes reflect continually evolving pricing and risk selection together with variability in loss severity and frequency trends. Changes in commercial automobile loss ratios are primarily due to fluctuations in claim severity. Loss ratios for workers' compensation and liability insurance can reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and estimated provisions for loss costs not recoverable from assuming reinsurers that may experience financial difficulties from time to time. Additionally, workers' compensation claim costs in particular have been impacted by lower frequency and are subject to a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, and self-insured or deductible insurance programs that are intended to mitigate claim costs over time. Loss ratios for a relatively small book of general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestosis and environmental claims exposures.

Loss Reserves

The Company's property and liability insurance subsidiaries establish loss reserves that consist of estimates to settle: a) reported claims; b) claims which have been incurred as of each balance sheet date but have not as yet been reported (IBNR) to the insurance subsidiaries; c) direct costs (fees and costs which are allocable to individual claims); and d) indirect costs (such as salaries and rent applicable to the overall management of claim departments) to administer known and IBNR claims. Such loss reserves, except as to classification in the Consolidated Balance Sheets as to gross and reinsured portions and purchase accounting adjustments, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.

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

In establishing loss reserves, the potential increase in future loss settlement costs caused by inflation is considered along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to certain workers' compensation reserves, however, the ultimate cost of long-term disability type claims is generally discounted to present value based on interest rates generally ranging from 3.0% to 4.0%.

Over the years, the subject of property and liability insurance loss reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion should be regarded as a basic outline of the subject and not as a definitive presentation. Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. However, no representation is made nor is any guaranty given that ultimate net loss and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates.

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

Asbestosis and Environmental (A&E) Reserves

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

Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for A&E claims. As of December 31, 2022, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future.

Reinsurance and Retrospective Arrangements

In order to maintain premium production within its capacity and limit maximum losses for which it might become liable under its policies, Old Republic, as is common practice in the insurance industry, may cede a portion or all of its premiums and related liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium and a large variety of risk-sharing procedures and arrangements for parts of its business in order to reduce underwriting losses for which it might become liable under insurance policies it issues, and to afford its customers or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to risk sharing arrangements, the Company adjusts production costs or premiums to likewise reflect deviations from originally expected loss costs. The amount of premium, production costs and other adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements.

Title Insurance

Title Insurance's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records that contain information concerning interests in real property. The policies insure against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2022, 19.5% of the Company's consolidated title premium and fee revenues stemmed from direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries of the Company), while the remaining 80.5% emanated from independent title agents.

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

Net Premiums Earned

The premiums charged for the issuance of title insurance policies vary with the policy amount and the type of policy issued. The premium is collected in full when the real estate transaction is closed, with there being no recurring fee thereafter. Premiums charged on subsequent policies on the same property, typically related to refinancing, may be reduced depending generally upon the time elapsed between issuance of the previous policies and the nature of the transactions for which the policies are issued. Most of the charge to the customer relates to title services rendered in conjunction with the issuance of a policy rather than to the possibility of loss due to risks insured against. Accordingly, the cost of services performed by a title insurer relates for the most part to the prevention of loss rather than to the assumption of the risk of loss. Loss costs that do occur result primarily from title search and examination mistakes, fraud, forgery, incapacity, missing heirs and escrow processing errors.

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

Title Insurance net premiums and fees earned declined by 13.0% in 2022. Both directly produced and agency produced revenues declined. The main driver of these trends is increasing mortgage interest rates which continue to drive a steep reduction in refinance activity and to a lesser extent, purchase activity. An uptick in commercial transaction activity resulted in commercial premium growth in 2022. By contrast, in 2021 the Title Insurance segment experienced strong growth in premium and fee revenues. This performance was attributable to a low interest rate environment and a robust real estate market. Increased revenue generated on purchase transactions was partially offset by a decline in refinance activity.

Loss Ratios

Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years continued to reduce the loss ratios for the periods shown in the following table:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2018	1.9%	(1.8)%	3.7%
2019	2.5	(1.2)	3.7
2020	2.3	(1.3)	3.6
2021	2.6	(1.0)	3.6
2022	2.3%	(1.3)%	3.6%

Republic Financial Indemnity Group (RFIG) Run-off

Historically, Old Republic's RFIG Run-off business consisted of its mortgage guaranty and consumer credit indemnity (CCI) operations. CCI policies provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of loan balances by individual buyers and borrowers. During 2008, the Company ceased the underwriting of new policies and the existing book of business was placed in run-off operating mode.

During 2011, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company (RMIC) and its sister company Republic Mortgage Guaranty Insurance Corporation (RMGIC), discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. A long-used standard model of forecasted results indicates that underwriting performance of the book of business is not expected to have a material impact on Old Republic's consolidated results during the remaining run-off period.
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

As of December 31, 2022, RFIG Run-off's mortgage insurance subsidiaries had total statutory capital, inclusive of a contingency reserve of $127.7 million, of $269.5 million.

Net Premiums Earned

Single premiums are paid at the inception of coverage and provide coverage for the entire policy term.

Annual and monthly premiums are renewable on their anniversary dates with the premium charge determined on the basis of the original or outstanding loan amount. Premiums may be paid by borrowers as part of their monthly mortgage payment and passed through to the Company by the servicer of the loan, or paid directly by the originator of, or investor in, the mortgage loan.

As to all types of mortgage insurance products, the amount of premium charge depended on various underwriting criteria such as loan-to-value ratios, the level of coverage being provided, the borrower's credit history, the type of loan instrument (whether fixed rate/fixed payment or an adjustable rate/adjustable payment), documentation type, and whether or not the insured property is categorized as an investment or owner occupied property. Coverage is non-cancelable by the Company except in the case of non-payment of premium or certain master policy violations. The majority of the Company's direct premiums were written under monthly premium plans.

RFIG Run-off earned premium volume has reflected a continuing drop in line with the declining risk in force.

Loss Ratios

For 2022, favorable reserve development was the primary driver of the reduction in RFIG Run-off loss costs. 2021 loss costs also reflected lower claim severity influenced by the ongoing economic recovery and continued strength in the real estate market.

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2018	43.2%	(27.0)%	70.2%
2019	55.0	(12.5)	67.5
2020	81.7	(26.5)	108.2
2021	(5.3)	(67.5)	62.2
2022	(75.5)%	(156.3)%	80.8%

Corporate & Other

Corporate & Other operations include the accounts of a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries that perform cash and investment management, payroll, administrative, information technology and marketing services. The life and accident business registered net premium revenues of $9.6 million, $11.0 million, and $12.0 million in 2022, 2021 and 2020, respectively. Life and accident business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as travel agents and marketing channels that are also utilized in some of Old Republic's General Insurance operations. Production of term life insurance, accounting for net premiums earned of $3.9 million, $4.8 million, and $5.3 million in 2022, 2021 and 2020, respectively, was terminated and placed in run off as of year-end 2004.

(b) Marketing. The personal contacts, relationships, reputations, and intellectual capital of Old Republic's key executives and other associates responsible for the production of business are vital elements in obtaining and retaining much of its business. Many of the Company's customers produce large amounts of premiums and fees and therefore warrant substantial levels of attention and involvement by these persons. In this respect, Old Republic's mode of operation is similar to that of professional reinsurers and commercial insurance brokers in that it relies on the marketing, underwriting, and management skills of relatively few key people for large parts of its business.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2022	2021	2020
United States:
Northeast	11.9%	12.3%	12.3%
Mid-Atlantic	7.5	8.0	8.0
Southeast	23.1	20.6	20.7
Southwest	12.3	12.0	12.0
East North Central	10.6	10.7	10.7
West North Central	9.1	9.5	9.5
Mountain	8.6	8.7	8.7
Western	14.5	16.1	16.1
Foreign (Principally Canada)	2.4	2.1	2.0
Total	100.0%	100.0%	100.0%

Commercial automobile, workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2022.

A substantial portion of the Company's Title Insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 289 Company branch offices and owned agency subsidiaries of the Company in the District of Columbia and all 50 states. Policies are also issued through independent title agents (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agent may cause title policies of the Company to be issued, and the Company is responsible under such policies for any payments to the insured. Issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Typically, the agent deducts the major portion of the title insurance charge to the customer as its commission for services. During 2022, 80.5% of Title Insurance premiums and fees were accounted for by policies issued by independent title agents.

The Company's mortgage guaranty insurance carriers ceased underwriting new policies and the existing book of business was placed in run-off operating mode effective August 31, 2011. Prior to that date, traditional primary mortgage insurance was marketed principally through a direct sales force that called on mortgage bankers, brokers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration were paid to the lending institutions or others for the procurement or development of business.

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

(d) Investments. In common with other insurance organizations, Old Republic invests most of its capital and operating funds in income producing securities. Investments must comply with applicable insurance laws and regulations. These laws and regulations prescribe the nature, form, quality, and relative amounts of investments that may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. For many years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed income securities, and dividend paying, publicly traded, large capitalization, highly liquid equity securities.

The investment policy is also influenced by the terms of the insurance coverages written by the Company, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company's invested assets portfolio is directed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of the insurance subsidiaries' long-term claim payment obligations to policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries' capital base. For these reasons, the investment portfolio does not contain significant levels of high risk or illiquid asset classes and has extremely limited exposure to collateralized debt obligations (CDO's), credit default and interest rate swaps, hybrid securities, asset-backed securities (ABS), guaranteed investment contracts (GIC), structured investment vehicles (SIV), auction rate variable short-term securities, limited partnerships, derivatives, hedge funds or private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

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

Most states have also enacted insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. Old Republic's insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such legislation varies from state to state but typically requires periodic disclosure concerning the corporation that controls the registered insurers, or ultimate holding company, and all subsidiaries of the ultimate holding company, and prior approval of certain intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiary) within the holding company system.

Each state has established minimum capital and surplus requirements to conduct insurance business. At December 31, 2022 each of the Company’s General, Title, Mortgage Guaranty and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements.

U.S. Privacy and Cybersecurity

The Company is subject to U.S. federal and state laws and regulations that require financial institutions, insurance companies and other businesses to protect the security, confidentiality and integrity of personal information and to provide notice of their practices relating to the collection and disclosure of personal information. Various state insurance privacy laws and regulations, enacted to implement the privacy requirements of the federal Gramm-Leach-Bliley Act of 1999 (GLBA), impose restrictions on the Company’s ability to collect and share consumer personal information and require notices and disclosures to consumers.

To the extent that the Company collects and processes personal information about California residents that is not subject to the privacy restrictions and requirements applicable to the financial services and insurance industries, the California Consumer Privacy Act and the California Privacy Rights Act provides such California residents certain rights concerning such personal information and has imposed corresponding obligations and disclosure requirements on the Company. Similar laws are expected to become effective in other states in which the Company operates; however, to date all other states have exempted financial institutions subject to the GLBA.

Cybersecurity requirements specific to the insurance industry to which the Company is subject have been adopted by the New York Department of Financial Services, and 21 other states have adopted requirements based on the Insurance Data Security Model Law promulgated by the National Association of Insurance Commissioners. Additional states are expected to adopt similar requirements, and various states also impose more general requirements to protect personal information.

The Company is also subject to U.S. federal and state laws and regulations requiring notification to affected individuals and regulatory agencies of security breaches.

Privacy and cybersecurity laws and regulations in the U.S. are evolving and subject to continual change.

(f) Employees. Old Republic’s approximately 9,500 associates — the Company’s human and intellectual capital — form a key stakeholder group and a most important resource for managing the Company's business. Creating the most appropriate culture and offering professional opportunities are the primary goals of Old Republic’s human capital management. There is significant competition for talent in the insurance industry. and the Company’s ability to recruit, retain and develop its associates is a key driver for its long-term success.

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

(g) Website access. The Company files various reports with the U.S. Securities and Exchange Commission (SEC), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company's reports are available by visiting the SEC's website (http://www.sec.gov) and accessing its EDGAR database to view or print copies of the electronic versions of the Company's reports. Additionally, the Company's reports can be obtained, free of charge, by visiting its website (http://www.oldrepublic.com), selecting Investors then Financials to view or print copies of the electronic versions of the Company's SEC and other reports. The contents of the Company's website are not intended to be, nor should they be considered incorporated by reference in any of the reports the Company files with the SEC.

Item 1A - Risk Factors

In evaluating the Company, the factors described below should be considered carefully. The occurrence or reoccurrence of one or more of these events could significantly and adversely affect the Company’s business, financial condition and results of operations.

RISKS RELATING TO OLD REPUBLIC AND ITS BUSINESSES

Old Republic’s loss reserves are based on estimates, and if these prove to be inadequate to cover its actual insured losses, Old Republic’s business, financial condition and results of operations could be adversely affected.

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

Moreover, for long-tail coverages which generally include workers' compensation, commercial automobile liability, general liability, errors and omissions and directors’ and officers' liability, as well as title insurance, significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the payment of that loss. The length of time required to ultimately settle long-tailed claims and the costs associated with resolving these claims, coupled with uncertain and sometimes variable judicial rulings on coverage and policy allocation issues along, with the possibility of legislative actions, makes reserving for these exposures highly uncertain and creates a risk of possibly adverse developments in both known and as-yet-unknown claims.

As a result of these uncertainties, the ultimate paid loss and loss adjustment expense may deviate, perhaps substantially, from the point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in the Company’s financial statements. For example, for the years ended December 31, 2022, 2021 and 2020, the Company experienced consolidated favorable development of reserves for losses and loss adjustment expenses incurred in prior years of $282.6 million, $210.6 million and $83.8 million, respectively, which had a positive effect on results of operations in those periods. To the extent that loss and loss adjustment expenses exceed initial estimates, the Company will be required to immediately recognize the less favorable experience and increase loss reserves, with a corresponding reduction in net income in the period in which the unfavorable development is identified.

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
•closely monitors and timely recognizes changes in trends; and
•seeks to project expected losses for its insureds with reasonable accuracy.

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

Investment income is an important component of the Company’s net income and one of its primary sources of cash flow to support operations. As of December 31, 2022, the consolidated investment portfolio reflected an allocation of approximately 80% to fixed income (bonds and notes) and short-term investments, and 20% to equity securities (common stocks). For the years ended December 31, 2022, 2021 and 2020, the Company reported $459.5 million, $434.3 million and $438.9 million of net investment income, respectively.

The Company’s investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Changing or unprecedented market conditions, such as experienced in the first half of 2020 as a result of the COVID-19 pandemic, could decrease liquidity and materially impact the future valuation of fixed income and equity securities in the investment portfolio.

In structuring its investment portfolio, the Company seeks to align its policyholder obligations and the maturity of its fixed income portfolio. As a result of either an unexpected increase in policyholder obligations (e.g., because of an underestimate in reserves) or a short fall in funds available (e.g., because of a default in a fixed income investment), the Company could have difficulty in meeting its obligations. In this case, the Company could be forced to liquidate its investments before their maturity or under adverse securities market conditions to obtain the funds necessary to meet its obligations. This could result in unexpected losses in the portfolio. Additionally, the Company may be forced to change its investments or investment policies depending upon regulatory, economic and market conditions, thus affecting the existing or anticipated financial condition and operating needs, including the tax position, of its business. In such circumstances, the Company’s investment objectives may not be achieved, and its financial condition and results of operations may be adversely affected.

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

The Company is also exposed to credit risk with its reinsurers. Reinsurance does not discharge the Company’s insurance subsidiaries of their obligations under their insurance policies. The Company’s insurance subsidiaries remain liable to policyholders even if they are unable to make recoveries that they believe they are entitled to receive under their reinsurance contracts. With respect to long-tail coverages, the creditworthiness of the Company’s reinsurers may change before it can recover amounts to which it is entitled. If a reinsurer is unable to meet any of its obligations to the Company, the Company would be responsible for all loss and loss adjustment expenses for which it would have otherwise received payment from the reinsurer. If the Company is unable to collect amounts recoverable from reinsurers, its business, financial condition and results of operations would be adversely affected.

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

The payment of dividends by the Company’s insurance subsidiaries is restricted by state insurance laws or subject to approval of the insurance regulatory authorities in the jurisdictions in which the subsidiaries are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations and the ability of an insurer to pay dividends to its shareholders. The specific rules governing the payment of dividends by the Company’s insurance subsidiaries vary from jurisdiction to jurisdiction. The Company’s insurance subsidiaries are domiciled in many different jurisdictions. Generally, the insurance subsidiaries are prohibited from paying dividends to the holding company in excess of either the greater or lesser of (depending upon the state involved) 10% of statutory surplus or a portion of statutory net income, without the prior approval of the applicable insurance regulatory authority. Dividends declared during the fiscal years ended December 31, 2022, 2021 and 2020 to the holding company by its subsidiaries amounted to $614.6 million, $566.7 million and $472.4 million, respectively. There can be no assurance that the Company’s subsidiaries will be able to continue to pay such dividends to the Company in the future. If the Company’s subsidiaries are unable to pay dividends to the holding company in amounts necessary to satisfy existing obligations, the Company’s ability to service its debt and pay dividends to its shareholders would be adversely affected.

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

Furthermore, Old Republic’s businesses must comply with laws and regulations enacted by U.S. federal and state governments, as well as laws enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. The compromise of personal, confidential or proprietary information could expose the Company to liability under federal and state laws, subject it to litigation and investigations, and result in reputational harm, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may suffer losses from litigation, which could materially and adversely affect its financial condition and business operations.

Like other large insurance companies, Old Republic continually faces risks associated with litigation of various types, including claims litigation arising in the ordinary course, corporate litigation, and disputes relating to bad faith allegations. Any of this litigation could result in the Company incurring losses in excess of policy limits. The Company typically is a party to a variety of litigation matters throughout the year. Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to the Company, there exists the possibility of a material adverse impact on its results of operations and financial position in the period in which the outcome occurs. Even if an unfavorable outcome does not materialize, the Company still may face substantial expense and disruption associated with the litigation.

The Company competes with a large number of companies in the insurance industry for premium revenues.

Each of the Company's lines of continuing insurance business is highly competitive and is likely to remain so for the foreseeable future. The Company faces competition from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than the Company and that have significantly greater financial, marketing, management and other resources. The Company may also face competition from new sources of capital such as institutional investors seeking access to the insurance market, sometimes referred to as alternative capital, which may depress pricing or limit the Company’s opportunities to write business. The emergence of insurtech companies and other companies that may seek to write business without the appropriate regard for risk and profitability may lead to increased competition for premiums. All of these increases in competition threaten to reduce demand for the Company’s insurance products, reduce its market share and growth prospects, and potentially reduce the Company’s premium revenues and profitability.

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

Regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, the Company follows practices based on its interpretations of regulations or practices that it believes may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If the Company does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, insurance regulatory authorities could initiate investigations or other proceedings, fine the Company, preclude or temporarily suspend the Company from carrying on some or all of its activities or otherwise penalize the Company. Any of these outcomes could adversely affect the Company’s ability to operate its business.

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

If climate change has a significant impact on a specific investment or bond issuer, or the economy in general, investment losses or reduction in sales/revenue could potentially occur. In that event, Old Republic would address such issues pursuant to sound business and investment practices.

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

While the General Insurance segment does not have a meaningful exposure to personal lines insurance such as homeowners and private automobile coverages, the property casualty or liability insurance it underwrites creates exposure to claims arising out of catastrophes. The two principal catastrophe exposures are natural catastrophes and acts of terrorism. As it relates to workers' compensation policies, the exposure is greatest in areas where there are large concentrations of employees of an insured employer or other individuals who could potentially be injured and assert claims against an insured under workers' compensation policies. Collateral damage to property or persons from acts of terrorism and other calamities could also expose general liability policies.

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

Additionally, the Company maintains treaty and facultative reinsurance coverage for property and workers' compensation exposures. Pursuant to regulatory requirements, however, primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Therefore, it is possible that in the event of a catastrophe such as an earthquake that could cause massive property damage or lead to the death or injury of a large number of persons concentrated in a single place, the Company could experience significant non-reinsured losses if the losses exceeded its reinsurance coverage, which could materially and adversely affect the Company’s financial condition and results of operations.

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

Economic conditions, including a resurgence in COVID-19 infection rates, could adversely affect the Company’s financial condition and results of operations.

Negative trends in employment rates can adversely affect Old Republic’s workers’ compensation business. If the Company’s customers reduce their workforce levels, the level of workers’ compensation insurance coverage they require and, as a result the premiums that the Company charges, would be reduced, and if the customer ceases operations, it will not renew its policy. For example, if the COVID-19 pandemic continues or current economic conditions deteriorate, Old Republic could experience future decreases in business activity, which could have an adverse effect on the Company’s financial condition and results of operation. New variants of the COVID-19 virus or a resurgence in infection rates could lead to a reduction in economic activity, resulting in a decline in demand for the Company’s products. In addition, actions taken in response to the pandemic by federal, state and local government authorities, including state insurance departments, could, individually or in the aggregate, adversely affect Old Republic’s business. In addition, a resurgence in COVID-19 infection rates could impact the financial markets and adversely impact the value of Old Republic's investment portfolio and its investment income.

If the Company is not able to obtain reinsurance on favorable terms, its business, financial condition and results of operations could be adversely affected.

Reinsurance is a contractual arrangement whereby one insurer (the reinsurer) assumes some or all of the risk exposure written by another insurer (the reinsured). The Company depends on reinsurance to manage its risks in terms of the amount of coverage it is able to write, the amount it is able to retain for its own account, and the price at which the Company is able to write it. The availability of reinsurance and its price, however, are generally determined in the reinsurance market by conditions beyond the Company’s control.

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

A significant amount of Old Republic's liability and workers' compensation business, particularly for large commercial insureds, is written on the basis of risk sharing underwriting methods. These methods may include the use of large deductibles, captive insurance risk retentions, or other arrangements by which the insureds effectively retain and fund all or a portion of the loss experience. An insured’s financial strength and ability to pay are carefully evaluated as part of the underwriting process and monitored periodically thereafter. In addition, the exposure retained by an insured is estimated and collateralized based on a credit analysis and evaluation. Because the Company is primarily liable for losses incurred under its policies, the failure or inability of insureds to honor their retained liability represents a credit risk. If the Company incorrectly estimates the proper amount of collateral or if there is an impediment to the Company's ability to access that collateral, it could have a material adverse effect on the General Insurance segment’s results of operation and financial condition.

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

For the year ended December 31, 2022, approximately $3.0 billion or 80.5% of the Title Insurance segment’s consolidated premium and related fee income was produced by independent title agents. The other three large national title insurers generate a higher percentage of their business through employees or owned insurance agencies. Independent title agents can direct business to any title insurer, whereas owned agencies will typically direct business solely to their parent or affiliated title insurers. If the products and services provided by competitors are more attractive to independent title agents, or if the number of, or amount of business produced by, independent title agents decreases, the segment’s business may be adversely affected.

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

Florida is the largest source of revenue for the Title Insurance segment. In the aggregate in 2022, Florida accounted for approximately 24% of total segment consolidated premium and related fee income. As a result of the significant income derived from customers in this state, the Title Insurance segment is exposed to adverse business or regulatory conditions that significantly or disproportionally affect Florida. For example, a declining business climate or real estate market that is localized in Florida could have an adverse effect on the segment’s results of operations. Adverse regulatory developments, including reductions in rates or increased regulatory or capital requirements in Florida could similarly adversely affect the segment’s business, financial condition and results of operations.

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

Estimating reserves for mortgage guaranty exposures is an inherently uncertain process insofar as it is based on information reported by third parties and is subject to changes in economic conditions that could have a material impact on ultimate losses and loss adjustment expenses.

Loss reserve estimates for the RFIG Run-off segment rely on the accuracy and timeliness of information provided by mortgage servicers with regards to the number and payment status of mortgage loans in default. Inaccuracies or delays in the reporting of default information could adversely affect the level of carried reserves or the timing in which such reserves or changes therein are recorded. Changes in economic trends and conditions, periods of sustained economic distress such as those experienced during the Great Recession of 2007-2012 or, more recently, by the adverse economic effects of the COVID-19 pandemic, subject estimates of loss reserves to an even greater degree of uncertainty and volatility.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Company-owned Old Republic Building in Chicago, Illinois. In addition to its Chicago building, a subsidiary of the Title Insurance segment owns its former operations headquarters building in Minneapolis, Minnesota. Certain smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business.

Other operations of the Company and its subsidiaries are directed from leased premises. See Note 13 of the Notes to Consolidated Financial Statements for a summary of all material lease obligations.

Item 3 - Legal Proceedings

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At December 31, 2022, the Company had no material non-claim litigation exposures in its consolidated business.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". As of January 31, 2023, there were 2,024 registered holders of the Company's Common Stock. See Note 11 of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five Year Performance Graphs for Common Stock

The following table, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2022. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following table has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2022)

	Dec. 17	Dec. 18	Dec. 19	Dec. 20	Dec. 21	Dec. 22
ORI	$100.00	$104.85	$123.46	$114.02	$165.24	$176.27
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
Peer Group	100.00	85.23	108.96	100.99	135.87	150.58

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

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan ($ in Millions)
October 1 - October 31, 2022	5,487,180	$22.39	5,487,180	$222.3
November 1 - November 30, 2022	1,760,318	$23.37	1,760,318	$181.1
December 1 - December 31, 2022	526,556	$23.60	526,556	$168.7
Total	7,774,054	$22.70	7,774,054	$168.7

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

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI" or "the Company"). The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance and Republic Financial Indemnity Group (RFIG) Run-off. A small life and accident insurance business, accounting for 0.1% of consolidated operating revenues for the year ended December 31, 2022 and 0.5% of consolidated assets as of that date, is included within the Corporate & Other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP). As a publicly held company, Old Republic utilizes GAAP to comply with the financial reporting requirements of the Securities and Exchange Commission (SEC). From time to time the FASB and the SEC issue various releases, most of which require additional financial statement disclosures and provide related application guidance. Recent guidance issued by the FASB is summarized further in the Notes to Consolidated Financial Statements where applicable.

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices generally reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1 to the consolidated financial statements.

The insurance business is distinguished from most others in that the prices (premiums) charged for most products are set without knowing what the ultimate loss costs will be. The Company also cannot know exactly when claims will be paid, which may be many years after a policy was issued or expired. This casts Old Republic as a risk-taking enterprise managed for the long run. Old Republic therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on maintaining a sound financial condition to support our subsidiaries' long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. In addition, management engages in an ongoing assessment of operating risks, such as cybersecurity risks, that could adversely affect the Company's business and reputation.

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from capital resources. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not primary objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed income and equity securities for long periods of time is enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in dividend paying, publicly traded, large capitalization, highly liquid equity securities.

In light of the above factors, the Company is managed for the long run and with little regard for quarterly or even annual reporting periods. These time frames are too short. Management believes results are best evaluated by looking at underwriting and overall operating performance trends over 10-year intervals. These likely include one or two economic and/or underwriting cycles. This provides enough time for these cycles to run its course, for premium rate changes and subsequent underwriting results to be reflected in financial statements, and for reserved loss costs to be quantified with greater accuracy.

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

Years Ended December 31:	2022	2021	2020
Pretax income	$857.4	$1,922.1	$688.4
Pretax investment gains (losses)	(201.1)	758.0	(142.0)
Pretax income excluding investment gains (losses)	$1,058.6	$1,164.0	$830.4

Net income	$686.4	$1,534.3	$558.6
Net of tax investment gains (losses)	(158.6)	598.4	(112.1)
Net income excluding investment gains (losses)	$845.1	$935.9	$670.8

Combined ratio	91.0%	89.9%	93.3%

PER DILUTED SHARE

Years Ended December 31:	2022	2021	2020
Net income	$2.26	$5.05	$1.87
Net of tax investment gains (losses)	(0.53)	1.97	(0.37)
Net income excluding investment gains (losses)	$2.79	$3.08	$2.24

SHAREHOLDERS' EQUITY (BOOK VALUE)

December 31:		2022	2021
Total		$6,166.2	$6,893.2
Per Common Share		$21.05	$22.76

The Company reported pretax income, excluding investment gains (losses), of $1,058.6 for the full year 2022 compared to $1,164.0 for 2021. Solid underwriting results drove a consolidated combined ratio of 91.0% for the full year 2022 compared to 89.9% and 93.3% in 2021 and 2020, respectively.

For 2022, consolidated net premiums and fees earned declined 4.1%, reflecting a decrease in Title Insurance of 13.0%, offset by growth in General Insurance of 7.1%. Conversely, consolidated net premiums and fees for 2021 represented growth of 18.8% compared to 2020, with mid-single digit increases in General Insurance and significant growth in Title insurance attributable to a low interest rate environment and a robust real estate market. Net investment income increased in 2022 following relatively flat levels maintained in 2021. The increase for 2022 reflects growth in the invested asset base and higher investment yields earned.

During 2022, the Company returned total capital of $862.0, including $580.7 in dividends and $281.2 of share repurchases (12.6 million shares at an average price of $22.23 per share), leaving approximately $169.0 remaining under the current repurchase authorization as of December 31, 2022. Following the close of the year and through February 23, 2023, the Company repurchased 1.3 million additional shares for $35.6 (average price of $25.85), leaving $133.1 remaining under the current repurchase authorization.

Book value per share was $21.05 as of December 31, 2022, reflecting declining fair market values of the investment portfolio during the year, partially offset by strong operating earnings. With the addition of dividends declared during the year, this was an increase of 0.9% over year-end 2021.

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

In management's opinion, the focus on income excluding investment gains (losses), also described herein as segment pretax operating income, provides a better way to analyze, evaluate, and establish accountability for the results of the insurance operations. The inclusion of realized investment gains (losses) in net income can mask trends in operating results, because such realizations are often highly discretionary. Similarly, the inclusion of unrealized investment gains (losses) in equity securities can further distort such operating results with significant period-to-period fluctuations.

FINANCIAL HIGHLIGHTS
				% Change
				2022	2021
Years Ended December 31:	2022	2021	2020	vs. 2021	vs. 2020
SUMMARY INCOME STATEMENTS:
Revenues:
Net premiums and fees earned	$7,675.3	$8,003.6	$6,737.8	(4.1)%	18.8%
Net investment income	459.5	434.3	438.9	5.8	(1.1)
Other income	149.9	145.6	131.2	3.0	11.0
Total operating revenues	8,284.9	8,583.5	7,308.0	(3.5)	17.5
Investment gains (losses):
Realized from actual transactions and impairments	62.2	6.9	14.2
Unrealized from changes in fair value of equity securities	(263.4)	751.1	(156.2)
Total investment gains (losses)	(201.1)	758.0	(142.0)
Total revenues	8,083.7	9,341.6	7,166.0
Operating expenses:
Loss and loss adjustment expenses	2,440.2	2,420.9	2,491.4	0.8	(2.8)
Sales and general expenses	4,719.2	4,942.3	3,942.4	(4.5)	25.4
Interest and other costs	66.7	56.2	43.7	18.7	28.7
Total operating expenses	7,226.3	7,419.5	6,477.5	(2.6)%	14.5%
Pretax income	857.4	1,922.1	688.4
Income taxes	170.9	387.7	129.7
Net income	$686.4	$1,534.3	$558.6

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income excluding investment gains (losses)	$2.80	$3.10	$2.24	(9.7)%	38.4%
Net investment gains (losses):
Realized from actual transactions and impairments	0.17	0.02	0.04
Unrealized from changes in fair value of equity securities	(0.69)	1.96	(0.41)
Basic net income	$2.28	$5.08	$1.87
Diluted net income excluding investment gains (losses)	$2.79	$3.08	$2.24	(9.4)%	37.5%
Net investment gains (losses):
Realized from actual transactions and impairments	0.16	0.02	0.04
Unrealized from changes in fair value of equity securities	(0.69)	1.95	(0.41)
Diluted net income	$2.26	$5.05	$1.87
Cash dividends on common stock	$1.92	$2.38	$1.84
Book value per share	$21.05	$22.76	$20.75	(7.5)%	9.7%

We believe the information presented in the following table highlights the most meaningful indicators of ORI's segmented and consolidated financial performance. The information underscores the performance of our underwriting operations, as well as our sound investment of the capital and underwriting cash flows from these operations.

	Sources of Consolidated Income
				2022	2021
Years Ended December 31:	2022	2021	2020	vs. 2021	vs. 2020
Net premiums and fees earned:
General insurance	$3,808.6	$3,555.5	$3,394.2	7.1%	4.8%
Title insurance	3,833.8	4,404.3	3,286.3	(13.0)	34.0
RFIG run-off	23.2	32.6	45.1	(28.9)	(27.6)
Corporate & other	9.6	11.0	12.0	(12.3)	(8.8)
Consolidated	$7,675.3	$8,003.6	$6,737.8	(4.1)%	18.8%

Underwriting and related services income (loss):
General insurance	$400.9	$311.4	$151.8	28.7%	105.1%
Title insurance	261.3	474.0	305.8	(44.9)	55.0
RFIG run-off	28.4	21.3	(5.3)	33.3	497.1
Corporate & other	(24.9)	(20.9)	(17.0)	(19.3)	(22.7)
Consolidated	$665.8	$785.9	$435.2	(15.3)%	80.6%

Consolidated underwriting ratio:
Loss ratio:
Current year	35.5%	32.9%	38.2%
Prior years	(3.7)	(2.7)	(1.2)
Total	31.8	30.2	37.0
Expense ratio	59.2	59.7	56.3
Combined ratio	91.0%	89.9%	93.3%

Net investment income:
General insurance	$358.0	$342.4	$352.2	4.5%	(2.8)%
Title insurance	47.9	43.8	42.0	9.4	4.3
RFIG run-off	6.7	11.4	15.2	(41.1)	(24.7)
Corporate & other	46.8	36.5	29.4	28.1	24.0
Consolidated	$459.5	$434.3	$438.9	5.8%	(1.1)%

Interest and other charges (credits):
General insurance	$69.1	$64.2	$64.2
Title insurance	0.4	2.1	3.8
RFIG run-off	—	—	—
Corporate & other (a)	(2.8)	(10.1)	(24.3)
Consolidated	$66.7	$56.2	$43.7	18.7%	28.7%

Segmented and consolidated pretax income
excluding investment gains (losses):
General insurance	$689.8	$589.6	$439.8	17.0%	34.1%
Title insurance	308.8	515.7	344.0	(40.1)	49.9
RFIG run-off	35.2	32.8	9.8	7.3	232.3
Corporate & other	24.6	25.7	36.7	(4.3)	(29.8)
Consolidated	1,058.6	1,164.0	830.4	(9.1)%	40.2%
Income taxes on above	213.4	228.1	159.6
Net income excluding investment
gains (losses)	845.1	935.9	670.8	(9.7)%	39.5%
Consolidated pretax investment gains (losses):
Realized from actual transactions and impairments	62.2	6.9	14.2
Unrealized from changes in fair value of equity securities	(263.4)	751.1	(156.2)
Total	(201.1)	758.0	(142.0)
Income taxes (credits) on above	(42.5)	159.6	(29.8)
Net of tax investment gains (losses)	(158.6)	598.4	(112.1)
Net income	$686.4	$1,534.3	$558.6
Consolidated operating cash flow	$1,170.6	$1,311.7	$1,185.0

(a) Includes consolidation/elimination entries.

General Insurance Segment Operating Results

				% Change
				2022	2021
Years Ended December 31:	2022	2021	2020	vs. 2021	vs. 2020
Net premiums written	$3,978.2	$3,680.9	$3,431.3	8.1%	7.3%
Net premiums earned	3,808.6	3,555.5	3,394.2	7.1	4.8
Net investment income	358.0	342.4	352.2	4.5	(2.8)
Other income	148.9	144.5	130.3	3.1	10.9
Operating revenues	4,315.6	4,042.5	3,876.8	6.8	4.3
Loss and loss adjustment expenses	2,364.6	2,303.1	2,372.0	2.7	(2.9)
Sales and general expenses	1,192.0	1,085.4	1,000.7	9.8	8.5
Interest and other costs	69.1	64.2	64.2	7.7	0.1
Operating expenses	3,625.8	3,452.8	3,436.9	5.0	0.5
Segment pretax operating income	$689.8	$589.6	$439.8	17.0%	34.1%

Loss ratio:
Current year	67.2%	68.6%	70.7%
Prior years	(5.1)	(3.8)	(.8)
Total	62.1	64.8	69.9
Expense ratio	27.4	26.5	25.6
Combined ratio	89.5%	91.3%	95.5%

General Insurance net premiums earned increased 7.1% for 2022 driven by growth in most lines of coverage, in particular commercial automobile. Net premiums earned for 2021 grew 4.8%, with rising premiums in commercial automobile, financial indemnity, and property lines of coverage. Premium rate increases for most lines of coverage, high renewal retention ratios, and new business production all contributed. Net investment income increased in 2022, reflecting higher investment yields earned and to a lesser extent, growth in the invested asset base. For 2021, net investment income decreased reflecting lower investment yields partially offset by growth in the invested asset base.

The reported loss ratio for General Insurance improved in 2022 and 2021, inclusive of favorable reserve development from prior periods. Favorable development for both periods came predominantly from the commercial automobile and workers' compensation lines of coverage. The current period loss costs reflect several years of premium rate increases, underwriting actions, and a shift in the line of coverage mix.

The expense ratios generally reflect the shift in line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in shifts in the lines of coverage mix toward lines with higher expense ratios and lower current period loss ratios.

Together, these factors produced highly profitable combined ratios and greater pretax operating income for the periods reported. For General Insurance, we target combined ratios between 90% and 95% over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly given the long claim payment patterns associated with the business.

The following table shows recent annual loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2018	72.2%	—%	72.2%
2019	71.8	0.4	71.4
2020	69.9	(0.8)	70.7
2021	64.8	(3.8)	68.6
2022	62.1%	(5.1)%	67.2%

Title Insurance Segment Operating Results

				% Change
				2022	2021
Years Ended December 31:	2022	2021	2020	vs. 2021	vs. 2020
Net premiums and fees earned	$3,833.8	$4,404.3	$3,286.3	(13.0)%	34.0%
Net investment income	47.9	43.8	42.0	9.4	4.3
Other income	0.9	1.1	0.9	(18.2)	14.9
Operating revenues	3,882.7	4,449.3	3,329.3	(12.7)	33.6
Loss and loss adjustment expenses	89.1	112.9	75.3	(21.1)	49.9
Sales and general expenses	3,484.2	3,818.4	2,906.1	(8.8)	31.4
Interest and other costs	0.4	2.1	3.8	(80.2)	(42.7)
Operating expenses	3,573.8	3,933.5	2,985.3	(9.1)	31.8
Segment pretax operating income	$308.8	$515.7	$344.0	(40.1)%	49.9%

Loss ratio:
Current year	3.6%	3.6%	3.6%
Prior years	(1.3)	(1.0)	(1.3)
Total	2.3	2.6	2.3
Expense ratio	90.9	86.7	88.4
Combined ratio	93.2%	89.3%	90.7%

Title Insurance net premiums and fees earned declined by 13.0% for 2022. Both directly produced and agency produced revenues declined, and we remain of the view that such revenues will continue to face headwinds into 2023. The main driver of these trends is increasing mortgage interest rates which continue to drive a steep reduction in refinance activity and to a lesser extent, purchase activity. An uptick in commercial transaction activity resulted in commercial premium growth during the full year. Conversely, Title Insurance net premiums and fees earned grew by 34.0% for 2021, attributable to a low interest rate environment and a robust real estate market. Increased revenue generated on purchase transactions was partially offset by a decline in refinance activity. Net investment income increased for 2022, reflecting growth in the invested asset base and higher investment yields earned. For 2021, net investment income also reflected growth in the invested asset base, however was somewhat offset by lower investment yields.

The 2022 Title Insurance loss ratio decreased slightly due predominantly to higher levels of favorable development as a percentage of premium. The 2022 expense ratio was elevated compared to 2021, generally reflecting the combination of lower directly produced revenues that carry higher fixed expenses, and to a lesser extent, a greater proportion of agency produced revenues that have a higher overall expense ratio. The 2022 full year expense ratio also reflects the impact of a fourth quarter state sales tax assessment payment of $17.2 (0.5 percentage points) for which the Company is currently pursuing recovery. Title Insurance's 2021 expense ratio reflects the benefit of greater leverage of the expense structure on significantly higher premium and fee volume, tempered by an increased mix of agency produced revenues late in 2021.

Together, these factors produced profitable combined ratios, albeit lower pretax operating income for 2022.

The following table shows recent annual loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2018	1.9%	(1.8)%	3.7%
2019	2.5	(1.2)	3.7
2020	2.3	(1.3)	3.6
2021	2.6	(1.0)	3.6
2022	2.3%	(1.3)%	3.6%

RFIG Run-off Segment Operating Results - Mortgage Insurance

				% Change
				2022	2021
Years Ended December 31:	2022	2021	2020	vs. 2021	vs. 2020
Net premiums earned	$23.2	$32.6	$45.1	(28.9)%	(27.6)%
Net investment income	6.7	11.4	15.2	(41.1)	(24.7)
Loss and loss adjustment expenses	(17.5)	(1.7)	36.9	N/M	(104.7)
Pretax operating income	$35.2	$32.8	$9.8	7.3%	232.3%

Loss ratio:
Current year	80.8%	62.2%	108.2%
Prior years	(156.3)	(67.5)	(26.5)
Total	(75.5)	(5.3)	81.7
Expense ratio	53.0	39.9	30.2
Combined ratio	(22.5)%	34.6%	111.9%

Pretax operating results of RFIG Run-off reflect the continuing drop in net earned premiums in line with the declining risk in force. For 2022, favorable reserve development was the primary driver of the reduction in loss costs. Higher current year loss costs resulted from moderation in cure trends and increasing claim severity. Claim costs in 2021 reflect fewer newly reported delinquencies along with improved trends in cure rates and lower claim severity influenced by the ongoing economic recovery and strength in the real estate market. Net investment income decreased in 2022 and 2021, reflecting a declining invested asset base, driven by the payment of extraordinary dividends of $140.0, $100.0 and $37.5 to the parent company during 2022, 2021 and 2020, respectively, and lower investment yields earned.

The following table shows recent annual loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2018	43.2%	(27.0)%	70.2%
2019	55.0	(12.5)	67.5
2020	81.7	(26.5)	108.2
2021	(5.3)	(67.5)	62.2
2022	(75.5)%	(156.3)%	80.8%

Corporate & Other Operating Results

				% Change
				2022	2021
Years Ended December 31:	2022	2021	2020	vs. 2021	vs. 2020
Net life and accident premiums earned	$9.6	$11.0	$12.0	(12.3)%	(8.8)%
Net investment income	46.8	36.5	29.4	28.1	24.0
Other operating income	—	—	—	—	—
Operating revenues	56.5	47.5	41.4	19.0	14.7
Benefits and loss and loss adjustment expenses	4.0	6.5	7.1	(38.1)	(7.9)
Insurance expenses	3.3	3.4	4.2	(4.1)	(17.6)
Corporate, interest and other expenses - net	24.4	11.6	(6.6)	109.7	N/M
Operating expenses	31.8	21.7	4.7	46.6	N/M
Corporate & other pretax operating income	$24.6	$25.7	$36.7	(4.3)%	(29.8)%

This segment includes a small life and accident insurance business and the net costs associated with the parent holding company and several internal corporate services subsidiaries. The segment tends to produce highly variable results stemming from volatility inherent from the lack of scale. Interest expense for 2022 and 2021 increased due to the issuance of $650 million of debt late in the second quarter of 2021, partially offset by net investment income from a higher invested asset base and higher investment yields earned.

Summary Consolidated Balance Sheet

	December 31,
	2022	2021
Assets:
Cash and fixed income securities	$12,688.7	$11,399.6
Equity securities	3,220.9	5,302.8
Other invested assets	138.0	116.5
Cash and invested assets	16,047.7	16,818.9
Accounts and premiums receivable	1,927.5	1,768.7
Federal income tax recoverable	15.7	11.8
Reinsurance balances recoverable	5,588.0	4,943.4
Deferred policy acquisition costs	382.5	350.4
Sundry assets	1,197.9	1,088.4
Total assets	$25,159.4	$24,981.8

Liabilities and Shareholders' Equity:
Policy liabilities	$2,978.8	$2,752.0
Loss and loss adjustment expense reserves	12,221.5	11,425.5
Federal income tax - deferred	40.9	249.5
Reinsurance balances and funds	1,079.4	866.0
Debt	1,597.0	1,588.5
Sundry liabilities	1,075.3	1,206.9
Total liabilities	18,993.2	18,088.6
Shareholders' equity	6,166.2	6,893.2
Total liabilities and shareholders' equity	$25,159.4	$24,981.8

Cash, Invested Assets, and Shareholders' Equity

				% Change
	December 31,			Dec. '22 /	Dec. '21 /
As of December 31:	2022	2021	2020	Dec. '21	Dec. '20
Cash and invested assets:
Fixed income securities, cash and other
invested assets	$12,826.7	$11,516.1	$11,480.4	11.4%	0.3%
Equity securities	3,220.9	5,302.8	4,054.8	(39.3)	30.8
Total per balance sheet	$16,047.7	$16,818.9	$15,535.3	(4.6)%	8.3%
Total at cost for all	$15,367.2	$15,045.8	$14,151.6	2.1%	6.3%

Composition of shareholders' equity per share:
Equity before items below	$19.41	$18.50	$17.73	4.9%	4.3%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	1.64	4.26	3.02
Total	$21.05	$22.76	$20.75	(7.5)%	9.7%

Segmented composition of
shareholders' equity per share:
Excluding RFIG run-off segment	$20.15	$21.47	$19.25	(6.1)%	11.5%
RFIG run-off segment	0.90	1.29	1.50
Consolidated total	$21.05	$22.76	$20.75	(7.5)%	9.7%

Old Republic's invested assets portfolio is directed in consideration of enterprise-wide risk management objectives. Most importantly, these are intended to ensure solid funding of the insurance subsidiaries' long-term claim payment obligations to policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries’ capital base. For these reasons, the investment portfolio does not contain significant levels of high risk or illiquid asset classes and has extremely limited exposure to collateralized debt obligations (CDO's), credit default and interest rate swaps, hybrid securities, asset-backed securities (ABS), guaranteed investment contracts (GIC), structured investment vehicles (SIV), auction rate variable short-term securities, limited partnerships, derivatives, hedge funds or private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

As of December 31, 2022, the consolidated investment portfolio reflected an allocation of approximately 80% to fixed income (bonds and notes) and short-term investments, and 20% to equity securities (common stock). During 2022, management rebalanced the investment portfolio, thereby reducing its equity holdings and reinvesting the proceeds in fixed income securities. The fixed income portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities of our fixed income assets are matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. The quality of the investment portfolio remains at high levels.

A significant portion of our investable funds have been directed toward high-quality common stocks of U.S. companies. We favor those with long-term records of reasonable earnings growth and steadily increasing dividends. Pursuant to our enterprise risk management guidelines and controls, we perform regular stress tests of the equity portfolio to gain reasonable assurance that periodic downdrafts in market prices would not seriously undermine our financial strength and the long-term continuity and prospects of our insurance underwriting business.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income excluding net investment gains (losses), realized and unrealized investment gains (losses), and dividend payments to shareholders.

	Shareholders' Equity Per Share
	December 31,
	2022	2021	2020
Beginning balance	$22.76	$20.75	$19.98
Changes in shareholders' equity:
Net income excluding net investment gains (losses)	2.80	3.10	2.24
Net of tax realized investment gains (losses)	0.17	0.02	0.04
Net of tax unrealized investment gains (losses):
Fixed income securities	(2.18)	(0.97)	0.91
Equity securities	(0.69)	1.96	(0.41)
Total net of tax realized and unrealized
investment gains (losses)	(2.70)	1.01	0.54
Cash dividends	(1.92)	(2.38)	(1.84)
Other	0.11	0.28	(0.17)
Net change	(1.71)	2.01	0.77
Ending balance	$21.05	$22.76	$20.75
Percentage change for the period	(7.5)%	9.7%	3.9%

Capitalization

	Capitalization
	December 31,
	2022	2021	2020
Debt:
4.875% Senior Notes due 2024	$399.0	$398.4	$397.9
3.875% Senior Notes due 2026	547.9	547.3	546.8
3.850% Senior Notes due 2051	642.9	642.6	—
Other miscellaneous debt	7.1	—	21.7
Total debt	1,597.0	1,588.5	966.4
Common shareholders' equity	6,166.2	6,893.2	6,186.6
Total capitalization	$7,763.2	$8,481.7	$7,153.1

Capitalization ratios:
Debt	20.6%	18.7%	13.5%
Common shareholders' equity	79.4	81.3	86.5
Total	100.0%	100.0%	100.0%

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	General	Title	RFIG Run-off	Corporate & Other	Total	% Change from prior period
Years Ended December 31:
2020	$3,394.2	$3,286.3	$45.1	$12.0	$6,737.8	8.0%
2021	3,555.5	4,404.3	32.6	11.0	8,003.6	18.8
2022	$3,808.6	$3,833.8	$23.2	$9.6	$7,675.3	(4.1)%
For 2022, consolidated net premiums and fees earned declined 4.1%, reflecting a decrease in Title Insurance of 13.0%, offset by growth in General Insurance of 7.1%. Conversely, consolidated net premiums and fees for 2021 represented growth of 18.8% compared to 2020, with mid-single digit increases in General Insurance and significant growth in Title insurance attributable to a low interest rate environment and a robust real estate market.

Net Investment Income

Net investment income was affected mostly by trends in interest rates and levels of investments. The following tables reflect the segmented and consolidated invested asset bases as of the indicated dates, the investment income earned and resulting yields on such assets. Since the Company can exercise little control over fair values, yields are evaluated on the basis of investment income earned in relation to the cost of the underlying invested assets, though yields based on the fair values of such assets are also shown in the statistics that follow.

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG Run-off	Corporate & Other	Total
As of December 31:
2021	$11,379.7	$1,569.2	$459.0	$1,394.8	$14,802.9	$1,773.4	$16,576.3
2022	$11,825.2	$1,512.4	$341.6	$1,500.1	$15,179.4	$680.4	$15,859.9

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate & Other	Total	Cost	Fair Value
Years Ended
December 31:
2020	$352.2	$42.0	$15.2	$29.4	$438.9	3.24%	2.96%
2021	342.4	43.8	11.4	36.5	434.3	3.02	2.72
2022	$358.0	$47.9	$6.7	$46.8	$459.5	3.07%	2.83%

Net investment income increased 5.8% in 2022, reflecting growth in the invested asset base and higher investment yields earned. Net investment income decreased by 1.1% in 2021, affected by changes in the invested asset base mainly driven by consolidated operating cash flows and the issuance of debt in 2021, by a concentration of investable assets in interest-bearing securities, and by a lower interest rate environment.

Loss and Loss Adjustment Expenses

Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of December 31, 2022 and 2021:

	Loss and Loss Adjustment Expense Reserves
December 31:	2022		2021
	Gross	Net	Gross	Net
Workers' compensation	$4,855.2	$2,879.6	$4,893.0	$2,955.6
General liability	1,427.3	641.9	1,324.4	630.7
Commercial automobile	3,233.9	1,747.3	2,850.0	1,736.5
Other coverages	1,707.8	1,260.0	1,355.5	979.3
Unallocated loss adjustment expense reserves	296.9	295.8	285.2	284.8
Total general insurance reserves	11,521.2	6,824.8	10,708.4	6,587.0
Title	612.8	612.8	594.2	594.2
RFIG Run-off	77.9	77.9	111.2	111.2
Life and accident	9.4	6.3	11.6	7.6
Total loss and loss adjustment expense reserves	$12,221.5	$7,521.9	$11,425.5	$7,300.2
Asbestosis and environmental loss reserves included
in the above general insurance reserves:
Amount	$121.3	$84.0	$118.1	$77.2
% of total general insurance reserves	1.1%	1.2%	1.1%	1.2%

A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 4 of the Consolidated Financial Statements.

The percentage of net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2022	2021	2020
General	62.1%	64.8%	69.9%
Title	2.3	2.6	2.3
RFIG Run-off	(75.5)	(5.3)	81.7
Consolidated loss ratio	31.8%	30.2%	37.0%

Reconciliation of consolidated loss ratio:
Provision for insured events of the current year	35.5%	32.9%	38.2%
Change in provision for insured events of prior years:
net favorable development	(3.7)	(2.7)	(1.2)
Consolidated loss ratio	31.8%	30.2%	37.0%

The consolidated loss ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments in 2022, 2021, and 2020, which on average decreased the consolidated loss ratio by 2.5 percentage points.

Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. However, no representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates. In management's opinion, such changes in net losses and related costs are not likely to have a material effect on the Company's consolidated financial position, although it could materially affect its consolidated results of operations for any one annual or interim reporting period. See further discussion in this Annual Report on Form 10-K under Item 1A - Risk Factors.

Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2020	25.6%	88.4%	30.2%	56.3%
2021	26.5	86.7	39.9	59.7
2022	27.4%	90.9%	53.0%	59.2%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and costs of producing business. To a significant degree, expense ratios for both the General and Title Insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. General operating expenses are routinely subject to timing, and can fluctuate with line of coverage mix, as well as investments in business expansion and information technology. The 2022 General Insurance expense ratio generally reflects the shift in line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in shifts in the lines of coverage mix toward lines with higher expense ratios and lower current period loss ratios. The 2022 Title Insurance expense ratio was elevated compared to last year, generally reflecting the combination of lower directly produced revenues that carry higher fixed expenses, and to a lesser extent, a greater proportion of agency produced revenues that have a higher overall expense ratio. The 2021 General Insurance expense ratio was also impacted by changes in line of coverage mix and certain operating expense charges. The 2021 Title Insurance ratios reflect the benefit of greater leverage of the expense structure on significantly higher premium and fee volume, tempered by an increased mix of agency produced revenues late in 2021.

Combined Ratios

The combined ratios of the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2020	95.5%	90.7%	111.9%	93.3%
2021	91.3	89.3	34.6	89.9
2022	89.5%	93.2%	(22.5)%	91.0%

Net Investment Gains (Losses)

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and providing sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The following table reflects the composition of net investment gains or losses for the periods shown.

Years Ended December 31:	2022	2021	2020
Realized investment gains (losses) from actual transactions:
Fixed income	$(187.6)	$1.5	$(7.4)
Equity securities and other	373.3	5.3	21.6
Total	185.7	6.9	14.2
Impairment losses on fixed income securities	(123.5)	—	—
Unrealized gains (losses) from changes in fair value of equity securities	(263.4)	751.1	(156.2)
Total investment gains (losses)	$(201.1)	$758.0	$(142.0)

During 2022, net realized investment gains reflect the rebalancing of the investment portfolio as well as tax planning considerations. The Company sold over $2 billion worth of equities and $1.4 billion in fixed income securities as part of the portfolio rebalance and tax planning strategy. The proceeds from these transaction, combined with $1.4 billion of maturities, were reinvested in the fixed income portfolio during the year. Dispositions of fixed income securities from scheduled maturities and early calls were 49.1%, 80.7% and 76.2% of total dispositions occurring in

2022, 2021, and 2020, respectively. Additionally, 2022 includes investment impairment charges of $123.5 on fixed income securities, which management intended to and subsequently disposed of during the year, driven primarily by tax planning considerations. The realization of investment gains or losses can be highly discretionary and can be affected by such factors as the timing of individual securities sales, the recording of estimated losses from write-downs of impaired securities, tax-planning and tax-rate change considerations, and modifications of investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors.

Income Taxes

The effective consolidated income tax rates were 19.9%, 20.2%, and 18.9% in 2022, 2021, and 2020, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax preferred investment income (principally tax-exempt interest and dividend income).

Segment Overview

General Insurance

Summary Operating Results
				% Change
				2022	2021
Years Ended December 31:	2022	2021	2020	vs. 2021	vs. 2020
Net premiums earned	$3,808.6	$3,555.5	$3,394.2	7.1%	4.8%
Loss and loss adjustment expenses	2,364.6	2,303.1	2,372.0	2.7	(2.9)
Sales and general expenses	1,192.0	1,085.4	1,000.7	9.8	8.5
Segment pretax operating income	$689.8	$589.6	$439.8	17.0%	34.1%

Loss ratio:
Current year	67.2%	68.6%	70.7%
Prior years	(5.1)	(3.8)	(.8)
Total	62.1	64.8	69.9
Expense ratio	27.4	26.5	25.6
Combined ratio	89.5%	91.3%	95.5%

Premiums & Fees

The percentage of net premiums earned for major insurance coverages in General Insurance Group was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
	Commercial Automobile	Workers' Compensation	Financial Indemnity	Property	General Liability	Other
Years Ended December 31:
2020	38.4%	25.5%	8.0%	8.7%	6.0%	13.4%
2021	39.6	21.9	9.7	9.7	5.2	13.9
2022	39.5%	21.3%	10.3%	9.8%	5.2%	13.9%
General Insurance net premiums earned increased 7.1% for 2022, driven by growth in most lines of coverage, in particular, commercial automobile. Premium rate increases for most lines of coverages, high renewal retention ratios, and new business production all contributed. General Insurance net premiums earned increased 4.8% for 2021 with rising premiums in commercial automobile, financial indemnity, and property lines of coverage. Strong premium rate increases for most lines of coverage, other than workers' compensation, high renewal retention ratios, and new business production all contributed.

Loss and Loss Adjustment Expenses

The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	General Insurance Loss Ratios by Type of Coverage
	All Coverages	Commercial Automobile	Workers' Compen-sation	Property	Financial Indemnity	General Liability	Other
Years Ended
December 31:
2020	69.9%	80.8%	60.8%	58.2%	57.1%	73.5%	69.2%
2021	64.8	71.5	58.9	59.3	53.9	64.1	66.6
2022	62.1%	66.6%	45.9%	65.4%	67.0%	71.6%	64.5%

Overall, the General Insurance loss ratio has improved due to higher levels of favorable development and improving current year loss ratios. The favorable development has come from most years going back to 2009 from commercial automobile and workers' compensation. The property loss ratio was elevated in 2022 primarily due to the impacts of Hurricane Ian, impacted by reinstatement premiums of $16.6 and losses estimated at the Company's $10.0 net retention. The financial indemnity loss ratio in 2022 reflects an elevated level of security class action claims on public company D&O insurance from accident years 2018 and 2019. The Company has received large, compound rate increases on this coverage starting in 2019.

Unfavorable asbestosis and environmental (A&E) claim developments, although not material in any of the periods presented, are typically attributable to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year paid loss survival ratios stood at 6.4 years (gross) and 7.6 years (net of reinsurance) as of December 31, 2022 and 5.9 years (gross) and 6.8 years (net of reinsurance) as of December 31, 2021. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2022, incurred A&E claims and related loss settlement cost have averaged .4% of average annual General Insurance loss and loss adjustment expenses.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2022 and 2021 is as follows:

December 31:	2022		2021
	Gross	Net	Gross	Net
Asbestosis:
Reserves at beginning of year	$85.0	$54.9	$84.7	$59.1
Loss and loss expenses incurred	29.0	23.5	10.2	2.8
Loss and loss adjustment expenses paid	15.7	11.7	10.0	7.1
Reserves at end of year	98.3	66.7	85.0	54.9

Environmental:
Reserves at beginning of year	33.0	22.3	42.8	23.2
Loss and loss expenses incurred	(4.9)	(1.8)	6.5	4.6
Loss and loss adjustment expenses paid	5.0	3.1	16.3	5.4
Reserves at end of year	23.0	17.3	33.0	22.3
Total asbestosis and environmental reserves	$121.3	$84.0	$118.1	$77.2

Sales and General Expenses

The 2022 expense ratios generally reflects the shift in line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in shifts in the lines of coverage mix toward lines with higher expense ratios and lower current period loss ratios.

Title Insurance

Summary Operating Results
				% Change
				2022	2021
Years Ended December 31:	2022	2021	2020	vs. 2021	vs. 2020
Net premiums and fees earned	$3,833.8	$4,404.3	$3,286.3	(13.0)%	34.0%
Loss and loss adjustment expenses	89.1	112.9	75.3	(21.1)	49.9
Sales and general expenses	3,484.2	3,818.4	2,906.1	(8.8)	31.4
Segment pretax operating income	$308.8	$515.7	$344.0	(40.1)%	49.9%

Loss ratio:
Current year	3.6%	3.6%	3.6%
Prior years	(1.3)	(1.0)	(1.3)
Total	2.3	2.6	2.3
Expense ratio	90.9	86.7	88.4
Combined ratio	93.2%	89.3%	90.7%

Premiums & Fees

Title Insurance premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 19.5% of 2022 consolidated title business revenues. Such premiums are generally recognized as income at the transaction closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 80.5% of consolidated title premium and fee revenues is produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can result in a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and loss reserve provisions.

The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

Premium and Fee Production by Source
	Direct Operations	Independent Title Agents
Years Ended December 31:
2020	24.9%	75.1%
2021	22.0	78.0
2022	19.5%	80.5%
Title Insurance net premium and fee earned declined by 13.0% in 2022. Both directly produced and agency produced revenues have declined. The main driver of these trends is increasing mortgage interest rates which continue to drive a steep reduction in refinance activity and to a lesser extent, purchase activity. An uptick in commercial transaction activity resulted in commercial premium growth during the periods reported, and accounted for 22.5%, 15.6% and 16.0% of 2022, 2021 and 2020 earned premium, respectively. Conversely, premiums and fees revenues for 2021 grew by 34.0%. This performance was attributable to a low interest rate environment and a robust real estate market. Increased revenue generated on purchase transactions was partially offset by a decline in refinance activity.

Loss and Loss Adjustment Expenses

Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years continued to reduce the loss ratios as more fully described in the Executive Summary of the Management Analysis of Financial Position and Results of Operations.

Sales and General Expenses
The 2022 expense ratio was elevated compared to last year, generally reflecting the combination of lower directly produced revenues that carry higher fixed expenses, and to a lesser extent, a greater proportion of agency produced revenues that have a higher overall expense ratio. The 2022 full year expense ratio also reflects the impact of a fourth quarter state sales tax assessment payment of $17.2 (0.5 percentage points) for which the Company is currently pursuing recovery. The 2021 Title Insurance ratios reflect the benefit of greater leverage of the expense structure on significantly higher premium and fee volume, tempered by an increased mix of agency produced revenues late in 2021.

RFIG Run-off

Summary Operating Results
				% Change
				2022	2021
Years Ended December 31:	2022	2021	2020	vs. 2021	vs. 2020
Net premiums earned	$23.2	$32.6	$45.1	(28.9)%	(27.6)%
Loss and loss adjustment expenses	(17.5)	(1.7)	36.9	N/M	(104.7)
Pretax operating income	$35.2	$32.8	$9.8	7.3%	232.3%

Loss ratio:
Current year	80.8%	62.2%	108.2%
Prior years	(156.3)	(67.5)	(26.5)
Total	(75.5)	(5.3)	81.7
Expense ratio	53.0	39.9	30.2
Combined ratio	(22.5)%	34.6%	111.9%

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

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

Premium and Persistency Trends:	Net Earned Premiums	Persistency
Years Ended December 31:
2020	$45.1	77.6%
2021	32.6	74.8
2022	$23.2	78.1%

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk & Other	Total
As of December 31:
2020	$1,842.2	$169.0	$2,011.2
2021	1,364.9	140.4	1,505.4
2022	$1,059.1	$114.4	$1,173.5
The results of RFIG Run-off reflected the continuing drop in net earned premiums in line with the declining risk in force.

Loss and Loss Adjustment Expenses

Certain mortgage guaranty average loss related trends are listed below:

	Average Settled Claim Amount (a)	Reported Delinquency Ratio at End of Period
Years Ended December 31:
2020	$37,172	14.2%
2021	31,682	12.4%
2022	$48,313	11.8%
__________

(a)    Amounts are in whole dollars.

While 2022 mortgage insurance loss costs continued to be favorable, the trends of lower newly reported defaults and higher cure rates on loans already in default are beginning to fall in line with pre-Covid-19 levels.

FINANCIAL POSITION

The Company's financial position at December 31, 2022 reflected increases in assets and liabilities of 0.7% and 5.0%, respectively, and a decrease in common shareholders' equity of (10.5)% when compared to the immediately preceding year-end. Cash and invested assets represented 63.8% and 67.3% of consolidated assets as of December 31, 2022 and 2021, respectively. As of year-end 2022, the cash and invested asset base decreased by 4.6% to $16,047.7.

Investment Portfolio

During 2022, the Company reduced its equity holdings and reinvested the proceeds primarily in intermediate-term, investment grade fixed income securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both December 31, 2022 and 2021, nearly all of the Company's investments consisted of marketable securities. The investment portfolio does not contain significant levels of high risk or illiquid asset classes and has extremely limited exposure to collateralized debt obligations (CDO's), credit default and interest rate swaps, hybrid securities, asset-backed securities (ABS), guaranteed investment contracts (GIC), structured investment vehicles (SIV), auction rate variable short-term securities, limited partnerships, derivatives, hedge funds or private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At December 31, 2022, the Company had no fixed income investments in default as to principal and/or interest.

Several years ago, interest rates dropped to a level where the Company had the opportunity to invest in high quality dividend paying equity securities to attain a higher yield than could be earned from fixed income investments with similar risk profiles. This equity portfolio grew to a high of more than 30% of the entire consolidated portfolio, including a large amount of unrealized gains. In early 2022, management decided to rebalance the portfolio and reduce its equity holdings. This decision was precipitated by several factors: the overall economic backdrop, a rapidly increasing level of inflation, the Federal Reserve signaling a tightening of monetary policy, and increasing interest rates. As a result, the Company replaced the yield that has been provided by the equity portfolio with a lower risk (in terms of volatility) source of net investment income. The Company sold more than $2 billion worth of equities, all of which were within 11% of their 52 week highs. This generated $374.5 in net realized gains on sales. As part of a tax planning initiative, the Company took advantage of depressed fixed income values from the rising interest rate environment and sold enough fixed income securities in a loss position to offset all but $62.2 in net realized gains.

Following the rebalancing, at December 31, 2022, the portfolio is comprised of 20% equities and 80% fixed income and short-term investments. These transactions, along with the reinvestment of approximately $1.4 billion of maturities increased the ending fixed income portfolio yield from 2.40% as of December 31, 2021 to 3.32% as of December 31, 2022.

Short-term maturity investment positions reflect a large variety of factors including current operating needs, expected operating cash flows, debt maturities, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. Short-term investment levels were elevated at December 31, 2022 due to the timing of reinvesting funds from sales of investments and the planned funding of the Company's share repurchase program.

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

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown:

Fixed Income Securities Stratified by Credit Quality (a)

December 31:	2022	2021
Aaa	22.1%	25.1%
Aa	10.0	12.3
A	34.1	31.9
Baa	32.3	28.5
Total investment grade	98.5	97.8
Non-investment grade or non-rated issuers	1.5	2.2
Total	100.0%	100.0%
__________

(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Fixed Income Securities

December 31, 2022	Amortized Cost	Gross Unrealized Losses
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Industrial	$38.4	$2.1
Energy	28.5	2.1
Consumer Durables	32.8	1.9
Basic Industry	39.5	1.8
Other (includes 2 industry groups)	24.7	1.0
Total	$164.0	$9.0

Investment Grade Fixed Income Securities by Industry Concentration:
U.S. Governments & Agencies	$2,091.5	$104.3
Utilities	1,436.0	87.5
Financial, Banking & Insurance	1,387.0	82.7
Industrial	1,030.0	58.2
Consumer Staples & Durables	1,059.7	54.6
Natural Gas & Energy	896.6	54.0
Technology	595.4	35.8
Health Care	482.6	31.2
Retail	428.6	20.4
Basic Industry	373.7	17.8
Other (includes 7 industry groups)	1,533.9	54.0
Total	$11,315.5	$601.0

The level of gross unrealized losses for this portfolio is primarily driven by changes in the interest rate environment.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

December 31, 2022	Cost	Gross Unrealized Losses
Equity Securities by Industry Concentration:
Telecom	$93.7	$8.6
Utilities	49.7	5.1
Industrial	48.1	4.3
Other (includes 2 industry groups)	24.0	.4
Total	$215.6	$18.6

The equity portfolio has performed well in the current market downturn as, by design, it is comprised of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
December 31, 2022	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$1,392.6	$39.4	$16.0	$.3
Due after one year through five years	5,776.0	73.1	243.9	3.8
Due after five years through ten years	4,236.3	51.3	346.3	4.7
Due after ten years	74.5	—	3.6	—
Total	$11,479.6	$164.0	$610.1	$9.0

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
December 31, 2022	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Income Securities:
One to six months	$151.5	$—	$—	$151.5
Seven to twelve months	287.5	—	—	287.5
More than twelve months	168.6	2.3	—	170.9
Total	$607.7	$2.3	$—	$610.1

Number of Issues in Unrealized Loss Position:
Fixed Income Securities:
One to six months	1,063	—	—	1,063
Seven to twelve months	653	—	—	653
More than twelve months	230	6	—	236
Total	1,946	6	—	1,952

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Age Distribution of Fixed Income Securities

December 31:	2022	2021
Maturity Ranges:
Due in one year or less	11.4%	11.7%
Due after one year through five years	48.5	49.7
Due after five years through ten years	38.8	37.6
Due after ten years through fifteen years	1.2	.9
Due after fifteen years	.1	.1
Total	100.0%	100.0%

Average Maturity in Years	4.3	4.4
Duration	3.9	4.0
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of December 31, 2022 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the fixed income investment portfolio of approximately 3.9%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. The Company can receive up to $924.9 in ordinary dividends from its subsidiaries in 2023 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated cash dividend payments to shareholders, operating expenses, and the near-term capital needs of its operating subsidiaries.

Old Republic's total capitalization of $7,763.2 at December 31, 2022 consisted of debt of $1,597.0 and common shareholders' equity of $6,166.2. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), dividend payments to shareholders and share repurchases for the year then ended.

Old Republic has paid a cash dividend without interruption since 1942 (81 years), and it has raised the annual cash dividend payment for each of the past 41 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

On August 18, 2022, the Board of Directors authorized a $450 share repurchase program and a special cash dividend of $1.00 per share. The repurchase program is intended to comply with Rule 10b-18 and has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Old Republic may also from time to time repurchase shares pursuant to written, pre-arranged Rule 10b5-1 plans. In reaching its decision to authorize the share repurchase program and the 2022 special cash dividend, the Board evaluated such factors as the current and foreseeable liquidity and capital needs of the parent holding company and its insurance company subsidiaries. During 2022, the Company returned capital to shareholders of $862.0, including $580.7 in dividends and $281.2 of share repurchases (12.6 million shares at an average price of $22.23 per share). Following the close of the year and through February 23, 2023, the Company repurchased 1.3 million additional shares for $35.6 (average price of $25.85), leaving $133.1 remaining under the current repurchase authorization. The Company's Board of Directors also declared special cash dividends of $1.50 per share in August 2021 (paid on October 6, 2021) and $1.00 per share in December 2020 (paid on January 15, 2021).

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to hold minimum amounts of capital based on specified formulas. Since the Company's mortgage insurance subsidiaries have discontinued writing new business the risk-to-capital ratio considerations are therefore no longer of consequence.

The Company's principal mortgage insurance subsidiaries sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $140.0, $100.0 and $37.7 in 2022, 2021 and 2020, respectively.

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

Contractual Obligations

The following table shows certain information relating to the required reporting of contractual obligations as of December 31, 2022:

	2023	2024 and 2025	2026 and 2027	2028 and After	Total
Contractual Obligations:
Debt	$5.8	$400.5	$550.6	$650.0	$1,607.1
Interest on Debt	66.1	112.2	71.3	588.0	837.8
Operating Leases	58.8	93.3	51.5	79.3	283.1
Pension Benefits Contributions (a)	—	—	—	—	—
Loss and Loss Adjustment Reserves (b)	2,914.5	3,178.8	1,782.0	4,346.1	12,221.5
Total	$3,045.4	$3,785.0	$2,455.6	$5,663.5	$14,949.6
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

The following table displays the Company's General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2022.

					% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Loss	Exposure	Reinsured
Reinsurer	Rating	Losses	Reserves	to Reinsurer	Liabilities
Day One Insurance, Inc.	Unrated	$—	$921.3	$921.3	19.2%
Archway Insurance, Ltd.	Unrated	1.4	420.8	422.2	8.8
Hannover Ruckversicherungs	A+	9.8	386.6	396.4	8.3
Munich Re America, Inc.	A+	12.7	236.6	249.3	5.2
Summit Insurance, Ltd.	Unrated	—	195.8	195.9	4.1
AXIS Reinsurance Company	A	8.6	157.1	165.7	3.5
Transatlantic Reinsurance Company	A++	5.3	131.8	137.2	2.9
Partner Reinsurance Company of the U.S.	A+	2.4	132.9	135.3	2.8
Endurance Assurance Corporation	A+	2.3	124.8	127.1	2.6
Global Vision II	Unrated	—	122.6	122.6	2.6
		$42.9	$2,830.6	$2,873.6	59.8%

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid losses and premium reserves. Such reinsurance balances recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by irrevocable letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or high deductible policies. Allowances for estimated credit losses are recognized since reinsurance, retrospectively rated and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss from any one event to a maximum of: $5.2 for workers' compensation; $7.0 for commercial automobile liability; $7.0 for general liability; $12.0 for executive protection (directors & officers and errors & omissions); $2.2 for aviation; and $10.0 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. The average direct primary mortgage guaranty exposure is (in whole dollars) $37,000 per insured loan.

The Company maintains treaty and facultative reinsurance coverage for its workers' compensation exposures. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company. Such aggregation of losses could occur in the event of a catastrophe such as an earthquake that could lead to the death or injury of a large number of persons concentrated in a single facility such as a high rise building.

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the TRIA) was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the TRIREA). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act (the TRIPRA) of 2007. The TRIPRA has been extended on several occasions, most recently on December 20, 2019 for seven years.

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger was $200.0 for 2022. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% for 2015 and declined by one percentage point per year until it reached 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposures.

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

Most of Old Republic's consolidated loss and loss adjustment expense reserves stem from its General Insurance business. At December 31, 2022, such reserves accounted for 94.3% and 90.7% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2021 represented 93.7% and 90.2% of the respective consolidated amounts.

The Company's reserve setting process reflects the nature of its insurance business and the operationally decentralized basis upon which it is conducted. Old Republic's General Insurance operations encompass a large variety of coverages or classes of predominantly commercial insurance; it does not have a meaningful exposure to personal insurance coverages such as homeowners or private passenger automobile insurance. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors' and officers' liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by judge or jury verdicts. Approximately 89% of the General Insurance's loss reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

The Company prepares periodic analyses of its loss reserve estimates for its significant insurance coverages. It establishes point estimates for most losses on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, individual accounts, blocks of business or other unique concentrations of insurance risks such as directors' and officers' liability, that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized as such in setting these reserves. Instead the reported reserves encompass the Company's best point estimates at each reporting date and the overall reserve level at any point in time therefore represents the compilation of a very large number of reported reserve estimates and the results of a variety of formula calculations largely driven by analysis of historical data. Favorable or unfavorable developments of prior year reserves are implicitly covered by the point estimates incorporated in total reserves at each balance sheet date. The Company does not project future variability or make an explicit provision for uncertainty when determining its best estimate of loss reserves. Over the most recent decade actual incurred losses have developed within a reasonable range of their original estimates.

Aggregate loss reserves consist of liability estimates for claims that have been reported (case) to the Company's insurance subsidiaries and reserves for claims that have been incurred but not yet reported (IBNR) or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time.

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

Overall, reserves pertaining to several hundred large individual commercial insurance accounts that exhibit sufficient statistical credibility, and at times may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions through captive insurers and similar risk management mechanisms are established on an account by account basis using case reserves and applicable formula-driven methods. Large account reserves are usually set and analyzed for groups of coverages such as workers' compensation, commercial automobile and general liability that are typically underwritten jointly for many customers. For certain long-tail categories of insurance such as retained or assumed excess liability or excess workers' compensation, officers and directors' liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected loss ratios. Such expected loss ratios typically reflect currently estimated loss ratios from prior accident years, adjusted for the effect of actual and anticipated rate changes, actual and anticipated changes in coverage, reinsurance, mix of business, and other anticipated changes in external factors such as trends in loss costs or the legal and claims environment. Expected loss ratios are generally used for the two to five most recent accident years depending on the individual class or category of business. As actual claims data emerges in succeeding interim and annual periods, the original accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years to arrive at a likely indication of more recent years' loss trends and costs.

Title insurance and related escrow services loss and loss adjustment expense reserves are established as point estimates to cover the projected settlement costs of known as well as IBNR losses related to premium and escrow service revenues of each reporting period. Reserves for known claims are based on an assessment of the facts available to the Company during the settlement process. The point estimates covering all loss reserves take into account IBNR claims based on past experience and evaluations of such variables as changing trends in the types of policies issued, changes in real estate markets and interest rate environments, and changing levels of loan refinancing, all of which can have a bearing on the emergence, number, and ultimate costs of claims.

RFIG Run-off mortgage guaranty insurance reserves for unpaid loss and loss adjustment expenses are recognized only upon an instance of default, defined as an insured mortgage loan for which two or more consecutive monthly payments have been missed. Loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported. Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions.

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

As discussed above, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•The establishment of expected loss ratios for at least the two to five most recent accident years, particularly for long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail coverages generally include workers' compensation, commercial automobile liability, general liability, errors and omissions and directors' and officers' liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 94.1% and 94.6%, and averaged 94.4% of gross consolidated loss reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 94.3% and 94.4% and averaged 94.4% as of the same dates.

•Loss trends that are considered when establishing the above noted expected loss ratios which take into account such variables as: judgments and estimates relative to premium rate trends and adequacy, current and expected interest rates, current and expected social and economic inflation trends, and insurance industry statistical claim trends. The Company applies these expected loss ratios to earned premiums when estimating the periodic reserve for losses and loss adjustment expenses.

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

General Insurance net loss reserves can be affected by actual experience differing from expectations related to:
•frequency of claims incurred but not reported;
•the effect of reserve discounts applicable to certain workers' compensation claims;
•severity of litigated claims in particular;
•governmental or judicially imposed retroactive conditions in the settlement of claims such as noted elsewhere in this document in regard to black lung disease claims;
•inflation rates applicable to repairs and the medical benefits portion of claims; and

•the emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or A&E claims.

Title Insurance loss reserve levels can be impacted by such developments as:
•loan refinancing activity, the effect of which can be to change the expected period during which title policies remain exposed to loss emergence; and
•changes in either property values or the volume of transactions which, by virtue of the speculative nature of some real estate developments, can lead to increased occurrences of fraud, defalcations or mechanics' liens.

RFIG Run-off net loss reserve levels can be influenced by several factors including:
•changes in the mix of insured business toward loans that have a higher or lower probability of default;
•increases in the average risk per insured loan;
•the levels of estimated rescission and claim denial activity;
•the deterioration of regional or national economic conditions leading to a reduction in borrowers' income and thus their ability to make payments on outstanding loans; and
•changes in housing values and/or in housing supply that can change the rate at which defaults evolve into claims and affect their overall severity.

With respect to Old Republic's small life and accident insurance operations, reserve adequacy may be impacted by:
•medical care cost inflation;
•frequency and severity of claims; and
•catastrophic events where we have concentrations of insured lives.

Consolidated loss costs developed favorably in the three most recent calendar years. This development had the consequent effect of reducing consolidated annual loss costs for the three most recent years within a range of 3.3% and 10.4%, or by an average of approximately 7.3% per annum. As a percentage of each of these years' consolidated earned premiums and fees, the favorable developments have ranged between 1.2% and 3.7%, and have averaged 2.5%.

The consolidated cumulative development on prior year loss reserves over the past ten years through December 31, 2022 has ranged from 4.1% favorable to 13.4% favorable and averaged 8.0% favorable (approximately $600 based on current year ending reserves). Given the long tail associated with most of the Company’s lines of business, this loss reserve development has occurred over many years. The consolidated one-year development on prior year loss reserves over the past ten years through December 31, 2022 has ranged from .4% unfavorable to 5.0% favorable and averaged 2.1% favorable (approximately $160.0 million based on current year ending reserves). Management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic's existing business mix, the natural offset effects of its diverse coverage, current aggregate loss reserve levels, and loss development patterns suggests these historical outcomes are illustrative of the reasonable likelihood of how 2022 year-end loss reserves could ultimately develop. The most significant factors impacting the potential reserve development for each of the Company's insurance segments is discussed above.

The current analysis of loss development factors and economic conditions influencing the Company's insurance coverages point to a position of reserve adequacy. In management's opinion, the other segments' loss reserve development patterns (most notably those associated with title and mortgage insurance) show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using the historical outcomes presented above provides a reasonable range of cumulative and one-year reserve development for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2022.

(b) The recoverability of reinsured outstanding losses

Assets consisting of balance sheet date reserve estimates recoverable from assuming reinsurers in future periods as gross losses are settled and paid, are established at the same time as the gross losses are recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts as is discussed above. As of the three most recent year ends, outstanding reinsurance recoverable balances ranged between 34.2% and 38.5% and averaged 36.3% of the related gross reserves. See Note 5 for further discussion regarding recoverability of the Company's reinsurance balances.

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2022:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Income Securities	$11,746.7	100	basis point rate increase	$11,289.8
		200	basis point rate increase	10,832.8
		100	basis point rate decrease	12,203.6
		200	basis point rate decrease	$12,660.6

Equity Price Risk:
Equity Securities	$3,220.9	10%	increase in the S&P 500	$3,478.6
		20%	increase in the S&P 500	3,736.2
		10%	decline in the S&P 500	2,963.2
		20%	decline in the S&P 500	$2,705.6

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Page No.
Consolidated Balance Sheets	52
Consolidated Statements of Income	53
Consolidated Statements of Comprehensive Income	54
Consolidated Statements of Preferred Stock and Common Shareholders' Equity	55
Consolidated Statements of Cash Flows	56
Notes to Consolidated Financial Statements	57 - 83
Report of Independent Registered Public Accounting Firm	84 - 85

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2022	2021
Assets
Investments:
Available for sale:
Fixed income securities (at fair value) (amortized cost: $12,336.3 and $10,438.6)	$11,746.7	$10,675.7
Short-term investments (at fair value which approximates cost)	860.8	565.7
Total	12,607.6	11,241.4
Equity securities (at fair value) (cost: $1,948.1 and $3,766.5)	3,220.9	5,302.8
Other investments	31.2	32.0
Total investments	15,859.9	16,576.3

Other Assets:
Cash	81.0	158.1
Accrued investment income	106.7	84.4
Accounts and notes receivable	1,927.5	1,768.7
Federal income tax recoverable: Current	15.7	11.8
Reinsurance balances and funds held	323.0	258.1
Reinsurance recoverable: Paid losses	119.4	118.2
Policy and loss reserves	5,468.5	4,825.1
Deferred policy acquisition costs	382.5	350.4
Sundry assets	874.8	830.3
Total Other Assets	9,299.5	8,405.5
Total Assets	$25,159.4	$24,981.8

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Loss and loss adjustment expense reserves	$12,221.5	$11,425.5
Unearned premiums	2,787.8	2,559.4
Other policyholders' benefits and funds	191.0	192.6
Total policy liabilities and accruals	15,200.4	14,177.5
Commissions, expenses, fees, and taxes	514.8	573.5
Reinsurance balances and funds	1,079.4	866.0
Federal income tax: Deferred	40.9	249.5
Debt	1,597.0	1,588.5
Sundry liabilities	560.5	633.3
Total Liabilities	18,993.2	18,088.6

Preferred Stock (1)	—	—

Common Shareholders' Equity:
Common stock (1)	296.9	307.5
Additional paid-in capital	1,141.8	1,376.1
Retained earnings	5,319.7	5,214.0
Accumulated other comprehensive income (loss)	(522.7)	78.0
Unallocated 401(k) plan shares (at cost)	(69.5)	(82.5)
Total Common Shareholders' Equity	6,166.2	6,893.2
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$25,159.4	$24,981.8
________

(1)    At December 31, 2022 and 2021, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 296,932,316 and 307,565,632 were issued as of December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Net premiums earned	$7,342.1	$7,559.8	$6,345.8
Title, escrow, and other fees	333.2	443.8	391.9
Total premiums and fees	7,675.3	8,003.6	6,737.8
Net investment income	459.5	434.3	438.9
Other income	149.9	145.6	131.2
Total operating revenues	8,284.9	8,583.5	7,308.0
Net Investment gains (losses):
Realized from actual transactions and impairments	62.2	6.9	14.2
Unrealized from changes in fair value of equity securities	(263.4)	751.1	(156.2)
Total realized and unrealized investment gains (losses)	(201.1)	758.0	(142.0)
Total revenues	8,083.7	9,341.6	7,166.0

Expenses:
Loss and loss adjustment expenses	2,427.7	2,398.2	2,472.5
Dividends to policyholders	12.5	22.7	18.9
Underwriting, acquisition, and other expenses	4,719.2	4,942.3	3,942.4
Interest and other charges	66.7	56.2	43.7
Total expenses	7,226.3	7,419.5	6,477.5
Income before income taxes	857.4	1,922.1	688.4

Income Taxes (Credits):
Current	226.0	221.7	156.9
Deferred	(55.1)	165.9	(27.1)
Total	170.9	387.7	129.7

Net Income	$686.4	$1,534.3	$558.6

Net Income Per Share:
Basic	$2.28	$5.08	$1.87
Diluted	$2.26	$5.05	$1.87

Average shares outstanding: Basic	301,676,941	301,945,319	298,407,921
Diluted	303,296,612	303,667,669	298,898,673

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2022	2021	2020
Net Income As Reported	$686.4	$1,534.3	$558.6

Other comprehensive income (loss):
Unrealized gains (losses) on securities not included in the
statements of income:
Unrealized gains (losses) before reclassifications, not
included in the statements of income	(1,145.7)	(362.0)	335.5
Amounts reclassified as realized investment (gains)
losses in the statements of income	312.3	(1.7)	7.1
Pretax unrealized gains (losses) on securities not included in
the statements of income	(833.3)	(363.8)	342.7
Deferred income taxes (credits)	(175.9)	(76.8)	72.3
Net unrealized gains (losses) on securities not included in
the statements of income, net of tax	(657.3)	(287.0)	270.3
Defined benefit pension plans:
Net pension adjustment before reclassifications	83.6	94.5	(88.4)
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	3.0	7.4	3.6
Pretax net adjustment related to defined benefit
pension plans	86.6	101.9	(84.8)
Deferred income taxes (credits)	18.2	21.4	(17.8)
Net adjustment related to defined benefit pension
plans, net of tax	68.4	80.5	(67.0)
Foreign currency translation adjustment	(11.8)	.4	2.9
Total other comprehensive income (loss)	(600.7)	(206.0)	206.3
Comprehensive Income	$85.7	$1,328.3	$765.0

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions, Except Share Data)

	Years Ended December 31,
	2022	2021	2020
Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$307.5	$304.1	$303.6
Dividend reinvestment plan	.1	.1	—
Stock based compensation	1.9	3.2	.4
Treasury stock restored to unissued status	(12.6)	—	—
Balance, end of year	$296.9	$307.5	$304.1

Additional Paid-in Capital:
Balance, beginning of year	$1,376.1	$1,306.9	$1,297.5
Dividend reinvestment plan	2.2	3.5	.9
Stock based compensation	31.1	56.5	7.7
401(k) plan shares released	6.1	9.1	.9
Treasury stock restored to unissued status	(268.6)	—	—
Other - net	(5.1)	—	(.2)
Balance, end of year	$1,141.8	$1,376.1	$1,306.9

Retained Earnings:
Balance, beginning of year	$5,214.0	$4,394.8	$4,386.0
Adoption of new accounting principle (1)	—	—	(2.3)
Balance, beginning of year, as adjusted	5,214.0	4,394.8	4,383.6
Net income	686.4	1,534.3	558.6
Dividends on common shares ($1.92, $2.38 and $1.84 per common share)	(580.7)	(715.1)	(547.5)
Balance, end of year	$5,319.7	$5,214.0	$4,394.8

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$78.0	$284.0	$77.7
Net unrealized gains (losses) on securities not included in the
statements of income, net of tax	(657.3)	(287.0)	270.3
Net adjustment related to defined benefit pension plans, net of tax	68.4	80.5	(67.0)
Foreign currency translation adjustment	(11.8)	.4	2.9
Balance, end of year	$(522.7)	$78.0	$284.0

Unallocated 401(k) Plan Shares:
Balance, beginning of year	$(82.5)	$(103.2)	$(64.8)
401(k) plan shares released	13.0	20.6	11.5
Purchase of unallocated 401(k) plan shares	—	—	(50.0)
Balance, end of year	$(69.5)	$(82.5)	$(103.2)

Treasury Stock:
Balance, beginning of year	$—	$—	$—
Acquired during the year	(281.2)	—	—
Restored to unissued status	281.2	—	—
Balance, end of year	$—	$—	$—
________

(1)    Reflects the Company's adoption of a new accounting principle relating to credit losses effective January 1, 2020. Refer to additional discussion in Note 9 to the Consolidated Financial Statements.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$686.4	$1,534.3	$558.6
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(32.0)	(22.3)	(2.5)
Premiums and other receivables	(158.6)	(174.8)	(123.4)
Loss and loss adjustment expense reserves	221.5	279.8	340.7
Unearned premiums and other policyholders' liabilities	157.6	103.4	34.6
Income taxes	(54.7)	151.4	(18.3)
Reinsurance balances and funds	147.2	36.9	77.0
Realized investment gains from actual transactions
and impairments	(62.2)	(6.9)	(14.2)
Unrealized investment (gains) losses from changes in fair value
of equity securities	263.4	(751.1)	156.2
Accounts payable, accrued expenses and other	1.9	160.9	176.2
Total	1,170.6	1,311.7	1,185.0

Cash flows from investing activities:
Fixed income securities:
Available for sale:
Maturities and early calls	1,356.1	1,410.9	1,280.1
Sales	1,403.3	338.0	399.5
Sales of:
Equity securities	2,249.4	540.7	162.3
Other investments	11.4	8.3	8.8
Purchases of:
Fixed income securities	(5,009.5)	(2,330.7)	(2,059.3)
Equity securities	(58.0)	(1,032.2)	(321.0)
Other investments	(59.7)	(55.5)	(50.2)
Net decrease (increase) in short-term investments	(295.7)	183.9	(265.0)
Other - net	(12.3)	—	(.3)
Total	(415.0)	(936.5)	(845.2)

Cash flows from financing activities:
Issuance of debentures and notes	—	642.5	—
Issuance of common shares	26.6	60.0	6.7
Redemption of debentures and notes	—	(21.7)	(8.6)
Purchase of unallocated 401(k) plan shares	—	—	(50.0)
Dividends on common shares (including special dividends of
$308.4 paid in 2022 and $764.5 in 2021)	(579.7)	(1,019.2)	(250.1)
Treasury stock acquired	(281.2)	—	—
Other - net	1.5	2.5	2.0
Total	(832.7)	(335.7)	(300.0)

Increase (decrease) in cash:	(77.1)	39.4	39.8
Cash, beginning of year	158.1	118.7	78.8
Cash, end of year	$81.0	$158.1	$118.7

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$65.8	$53.4	$41.4
Income taxes	$226.5	$236.5	$149.3
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated and as to Share Data)

Old Republic International Corporation is a Chicago based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance, and Republic Financial Indemnity Group (RFIG) Run-off. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. The results of a small life and accident insurance business are included within the Corporate & Other caption of this report. "Old Republic", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

Note 1 - Summary of Significant Accounting Policies

The significant accounting policies employed by Old Republic International Corporation and its subsidiaries are set forth in the following summary.

Accounting Principles - The Company's insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries operate their business in the context of such laws and regulations, and maintain their accounts in conformity with accounting practices prescribed or permitted by various states' insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices.

The statutory accounting requirements vary from the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP) in the following major respects:

•the costs of selling insurance policies are charged to operations immediately, while the related premiums are recognized as income over the terms of the policies. Ceding commissions received in excess of such acquisition costs are amortized over the effective period of the premiums ceded under the related reinsurance agreement;
•investments in fixed income securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value;
•changes in the fair value of equity securities are recorded directly in earned surplus and not through the income statement as required under GAAP unless such securities are determined to be other-than-temporarily impaired for statutory reporting purposes;
•certain assets classified as "non-admitted assets" are excluded from the balance sheet through a direct charge to earned surplus;
•changes in deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement;
•mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus whereas, GAAP does not allow provisions for future catastrophic losses;
•title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year's premiums written;
•certain required formula-derived reserves for general insurance in particular are established for loss reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus; and
•surplus notes are classified as surplus rather than a liability.

The Company has made necessary adjustments to the statutory financial statements of its insurance subsidiaries to conform their accounts with GAAP for these Consolidated Financial Statements and Notes. The following table reflects a summary of all such adjustments:

	Shareholders' Equity		Net Income
	December 31,		Years Ended December 31,
	2022	2021	2022	2021	2020
Statutory totals of insurance
company subsidiaries:
General	$4,763.4	$4,802.9	$549.2	$496.8	$285.0
Title	742.7	813.4	224.9	285.7	182.6
RFIG Run-off	141.8	127.2	70.5	27.3	1.9
Life & Accident	57.4	54.5	5.0	3.6	3.3
Sub-total	5,705.3	5,798.0	849.6	813.4	472.8
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	1,023.7	1,019.3	11.3	177.0	28.4
Unadjusted totals	6,729.0	6,817.3	860.8	990.4	501.0
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	252.9	221.1	26.3	9.4	7.4
Investment adjustments	(537.6)	234.8	(252.4)	606.6	4.5
Non-admitted assets	173.9	143.6	—	—	—
Deferred income taxes	5.8	(144.1)	35.4	(135.3)	23.6
Mortgage contingency reserves	127.7	257.7	—	—	—
Title insurance premium reserves	777.5	735.0	42.5	109.4	53.9
Loss and loss adjustment expenses	(548.8)	(523.9)	(25.2)	(48.7)	(24.8)
Surplus notes	(844.5)	(869.0)	—	—	—
Sundry adjustments	30.1	20.1	(.7)	2.4	(7.3)
Total adjustments	(563.2)	75.6	(174.4)	543.6	57.5
Consolidated GAAP totals	$6,166.2	$6,893.2	$686.4	$1,534.3	$558.6
__________

The insurance laws of the respective states in which the Company’s insurance subsidiaries are incorporated prescribe minimum capital and surplus requirements for the lines of business they are licensed to write. For domestic property and casualty and life and accident insurance companies the National Association of Insurance Commissioners also prescribes risk-based capital (RBC) requirements. The RBC is a measure of statutory capital in relationship to a formula-driven definition of risk relative to a company’s balance sheet and mix of business. The combined RBC ratio of our primary General Insurance subsidiaries was 654% and 656% of the company action level RBC at December 31, 2022 and 2021, respectively. The minimum capital requirements for the Company’s Title Insurance subsidiaries are established by statute in the respective states of domicile. The minimum regulatory capital requirements are not significant in relationship to the recorded statutory capital of the Company’s Title and Life & Accident insurance subsidiaries. At December 31, 2022 and 2021 each of the Company’s General, Title, RFIG Run-off and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements.

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

Accounting Standard Adoption - No new accounting standards were adopted in 2022 that materially impacted the consolidated financial statements. In August 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The standard requires insurance companies with long duration contracts to review and update the assumptions used to measure expected cash flows at least annually, update the discount rate assumption at each reporting date, and enhance disclosures related to the liability. The guidance becomes effective for the Company on January 1, 2023, and will be applied using a modified retrospective approach. The standard will, among other things, impact the discount rate used in estimating reserves for the Company’s life insurance business which is in runoff. The Company expects that the adoption of this standard will have an immaterial impact on its consolidated financial statements.

Investments - The Company classifies its fixed income securities as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of June 30, 2020 the Company changed its intent to hold its tax exempt municipal bond portfolio until maturity and consequently, reclassified these securities from their previous held to maturity designation to available for sale. As a result, cumulative net of tax unrealized gains of $48.5 were recognized in other comprehensive income as of that date. The Company's entire fixed income portfolio is now classified as available for sale.

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

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At December 31, 2022, the Company and its subsidiaries did not have significant amounts of non-income producing securities.

Investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed income securities, and cost in regard to equity securities; such bases apply to the specific securities sold.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 19.5% of 2022, 22.0% of 2021 and 24.9% of 2020 consolidated title business revenues. Such premiums are generally recognized as income at the transaction closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can result in a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and loss reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies.

The Company recognized total contract revenue from customers of $210.1, $210.2 and $192.2 during 2022, 2021 and 2020, respectively. Of these amounts, approximately $132.8, $127.0 and $114.1 were generated from claims handling and related ancillary services (i.e. risk control services) provided to customers within the Company’s General Insurance segment. Claims handling revenues are recognized on a straight-line basis over the contract period (generally one year) which is commensurate with the entity’s efforts relative to claims adjudication. The related ancillary services revenues are recognized as services are provided and invoiced to the customer. Additionally, revenues from contracts with customers generated from the Company’s Title Insurance segment, consisting primarily of software licensing arrangements and electronic recording services totaled $69.2, $75.6 and $72.0 for the years ended December 31, 2022, 2021 and 2020, respectively. Such revenues are generally recognized at a point in time upon completion and invoicing of the services, or in the case of software maintenance agreements, on a straight-line basis over the life of the contract (generally one year).

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

Loss and Loss Adjustment Expense Reserves - The establishment of loss reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work‑related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

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

General Insurance reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Losses and claims incurred but not reported (IBNR), as well as expenses required to settle losses and claims are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. As applicable, estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves. Overall loss and loss adjustment expense reserves incorporate amounts covering net estimates of unusual claims such as those emanating from asbestosis and environmental (A&E) exposures. Such reserves can affect claim costs and related loss ratios for such insurance coverages as general liability, commercial automobile workers' compensation, and property.

Title Insurance and related escrow services loss and loss adjustment expense reserves are established as point estimates to cover the projected settlement costs of known as well as IBNR losses related to premium and escrow service revenues of each reporting period. Reserves for known claims are based on an assessment of the facts available to the Company during the settlement process. The point estimates covering all loss reserves take into account IBNR claims based on past experience and evaluations of such variables as changing trends in the types of policies issued, changes in real estate markets and interest rate environments, and changing levels of loan refinancing, all of which can have a bearing on the emergence, number, and ultimate cost of claims.

RFIG Run-off mortgage guaranty insurance reserves for unpaid loss and loss adjustment expenses are recognized only upon an instance of default, defined as an insured mortgage loan for which two or more consecutive monthly payments have been missed. Loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported. Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, expected cure rates for reported loan delinquencies at various stages of default, the level of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions.

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

Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $28.3, $27.2 and $26.9 in 2022, 2021, and 2020, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

Goodwill and Intangible Assets - Goodwill resulting from business combinations is not amortizable against operations but must be tested annually for possible impairment of its continued value. Intangible assets with definitive lives are amortized against future operating results; whereas indefinite-lived intangibles are tested annually for impairment. Annual testing did not result in any impairment charges for the periods presented and reporting units with goodwill balances had estimated fair values in excess of their carrying values. The Company's consolidated goodwill balance of $178.1 and $174.5 as of December 31, 2022 and 2021, respectively, is included as part of sundry assets in the consolidated balance sheets. No significant changes to goodwill balances occurred in either period.

Employee Benefit Plans - The Company has a closed pension plan (the Plan) for certain employees under which benefits were frozen as of December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. As a result, eligible employees retain all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates.

The funded status of a pension plan is measured as of December 31 of each year, as the difference between the fair value of plan assets and the projected benefit obligation. The overfunded or underfunded status of the Plan is recognized as a net pension asset or liability, as applicable, with offsetting entries reflected as a component of shareholders' equity in accumulated other comprehensive income, net of deferred taxes.

The Company also provides long-term incentive awards to certain employees. In March 2022, the Compensation Committee of the Company's Board of Directors approved the grant of stock-based awards to certain employees under the 2022 Incentive Compensation Plan which received shareholder approval in May 2022. Stock options granted under this plan are valued using the Black-Scholes-Merton option pricing model and restricted stock awards are valued based on the closing market price at the grant date. The awards are generally expensed on a straight line basis over the vesting period.

Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance real estate transactions in the same amounts ($2,022.7 and $2,662.4 at December 31, 2022 and 2021, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

Note 2 - Investments

The amortized cost and estimated fair values by type and contractual maturity of fixed income securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Income Securities by Type:
December 31, 2022:
U.S. & Canadian Governments	$2,300.0	$—	$114.8	$2,185.2
Tax-exempt	882.5	.1	12.9	869.7
Corporate	9,153.7	20.3	482.2	8,691.7
	$12,336.3	$20.5	$610.1	$11,746.7

December 31, 2021:
U.S. & Canadian Governments	$2,121.6	$44.8	$7.9	$2,158.5
Tax-exempt	944.9	44.3	—	989.2
Corporate	7,372.1	220.0	64.2	7,527.9
	$10,438.6	$309.2	$72.2	$10,675.7

	Amortized Cost	Estimated Fair Value
Fixed Income Securities Stratified by Contractual Maturity at December 31, 2022:
Due in one year or less	$1,409.6	$1,393.6
Due after one year through five years	5,984.2	5,744.0
Due after five years through ten years	4,782.0	4,449.2
Due after ten years	160.4	159.7
	$12,336.3	$11,746.7

Bonds and other investments with a carrying value of $1,010.7 as of December 31, 2022 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022:

Fixed Income Securities:
U.S. & Canadian Governments	$1,769.6	$71.0	$403.8	$43.8	$2,173.4	$114.8
Tax-exempt	843.8	12.9	—	—	843.8	12.9
Corporate	6,798.6	355.1	1,053.6	127.1	7,852.2	482.2
	$9,412.0	$439.1	$1,457.4	$170.9	$10,869.5	$610.1

Number of securities in
unrealized loss position		1,716		236		1,952

December 31, 2021:

Fixed Income Securities:
U.S. & Canadian Governments	$761.8	$6.2	$43.2	$1.6	$805.0	$7.9
Corporate	2,032.8	55.5	174.1	8.7	2,207.0	64.2
	$2,794.7	$61.8	$217.3	$10.3	$3,012.0	$72.2

Number of securities in
unrealized loss position		419		32		451

In the above tables the unrealized losses on fixed income securities are deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. Net realized investment gains (losses) for the year ended December 31, 2022 included $123.5 of losses on fixed income securities, which management intended to and subsequently disposed of during the year, primarily driven by tax planning considerations. No such losses were recognized during 2021 or 2020. The Company recorded no allowance for credit losses as of December 31, 2022 and 2021.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022	$1,948.1	$1,291.5	$18.6	$3,220.9
December 31, 2021	$3,766.5	$1,620.8	$84.5	$5,302.8

During 2022, 2021 and 2020, the Company recognized pretax unrealized investment gains (losses) of $(263.4), $751.1 and $(156.2), respectively, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at December 31, 2022, 2021 and 2020 were $42.3, $711.0 and $(130.9), respectively, for the years then ended.

Fair Value Measurements - Fair value is defined as the estimated price that is likely to be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. A fair value hierarchy is established that prioritizes the sources (inputs) used to measure fair value into three broad levels: Level 1 inputs are based on quoted market prices in active markets; Level 2 observable inputs are based on corroboration with available market data; and Level 3 unobservable inputs are based on uncorroborated market data or a reporting entity's own assumptions. Following is a description of the valuation methodologies and general classification used for financial instruments measured at fair value.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of December 31, 2022 and 2021.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2022:	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. & Canadian Governments	$1,598.8	$586.3	$—	$2,185.2
Tax-exempt	—	869.7	—	869.7
Corporate	—	8,670.9	20.8	8,691.7
Short-term investments	860.8	—	—	860.8
Equity securities	$3,219.1	$—	$1.7	$3,220.9

As of December 31, 2021:
Fixed income securities:
U.S. & Canadian Governments	$1,453.8	$704.6	$—	$2,158.5
Tax-exempt	—	989.2	—	989.2
Corporate	—	7,517.4	10.5	7,527.9
Short-term investments	565.7	—	—	565.7
Equity securities	$5,300.8	$—	$1.9	$5,302.8

There were no transfers between Levels 1, 2 or 3 during 2022 or 2021.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2022	2021	2020
Investment income from:
Fixed income securities	$314.4	$280.6	$289.8
Equity securities	132.5	157.5	149.8
Short-term investments	17.9	.1	2.2
Other sources	4.3	2.1	3.5
Gross investment income	469.3	440.4	445.6
Investment expenses	9.7	6.1	6.6
Net investment income	$459.5	$434.3	$438.9

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$2.6	$3.4	$10.9
Losses	(190.2)	(1.9)	(18.4)
Net	(187.6)	1.5	(7.4)
Equity securities:
Gains	486.5	68.0	22.5
Losses	(111.9)	(62.8)	(1.2)
Net	374.5	5.1	21.3
Other investments, net	(1.2)	.2	.3
Total realized from actual transactions	185.7	6.9	14.2
From impairments	(123.5)	—	—
From unrealized changes in fair value of equity securities	(263.4)	751.1	(156.2)
Total realized and unrealized investment gains (losses)	(201.1)	758.0	(142.0)
Current and deferred income taxes (credits)	(42.5)	159.6	(29.8)
Net of tax realized and unrealized investment gains (losses)	$(158.6)	$598.4	$(112.1)

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity on:
Fixed income securities	$(824.7)	$(361.2)	$339.4
Less: Deferred income taxes (credits)	(174.1)	(76.2)	71.6
	(650.5)	(284.9)	267.7

Other long-term investments	(8.5)	(2.5)	3.2
Less: Deferred income taxes (credits)	(1.8)	(.5)	0.6
	(6.7)	(2.0)	2.5
Net changes in unrealized investment gains (losses), net of tax	$(657.3)	$(287.0)	$270.3

Note 3 - Deferred Policy Acquisition Costs

The following table shows the components of deferred policy acquisition costs:

Years Ended December 31:	2022	2021	2020
Deferred, beginning of year	$350.4	$328.0	$325.4
Acquisition costs deferred:
Commissions - net of reinsurance	423.3	340.9	326.0
Premium taxes	147.1	135.2	127.4
Salaries and other underwriting expenses	53.0	48.3	50.7
Sub-total	623.5	524.6	504.2
Amortization charged to income	(591.4)	(502.2)	(501.5)
Change for the year	32.0	22.4	2.6
Deferred, end of year	$382.5	$350.4	$328.0

Note 4 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

Years Ended December 31:	2022	2021	2020
Gross reserves at beginning of year	$11,425.5	$10,671.0	$9,929.5
Less: reinsurance losses recoverable	4,125.3	3,650.5	3,249.7
Net reserves at beginning of year:
General Insurance	6,587.0	6,328.0	6,021.3
Title Insurance	594.2	556.1	530.9
RFIG Run-off	111.2	127.6	118.9
Other	7.6	8.6	8.4
Sub-total	7,300.2	7,020.4	6,679.7
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,545.1	2,418.3	2,380.5
Title Insurance	139.6	160.6	117.2
RFIG Run-off	17.5	19.3	48.8
Other	8.7	12.0	11.2
Sub-total	2,711.1	2,610.4	2,557.8
Change in provision for insured events of prior years:
General Insurance	(193.1)	(137.9)	(27.4)
Title Insurance	(50.4)	(47.6)	(41.8)
RFIG Run-off	(35.1)	(21.1)	(11.9)
Other	(3.9)	(3.9)	(2.5)
Sub-total	(282.6)	(210.6)	(83.8)
Total incurred loss and loss adjustment expenses	2,428.4	2,399.7	2,474.0
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
General Insurance	834.4	781.5	783.2
Title Insurance	13.1	21.4	4.6
RFIG Run-off	.2	.2	1.1
Other	4.8	7.7	6.4
Sub-total	852.7	810.9	795.5
Loss and loss adjustment expenses attributable to
insured events of prior years:
General Insurance	1,279.8	1,239.8	1,263.1
Title Insurance	57.3	53.4	45.4
RFIG Run-off	15.5	14.3	27.0
Other	1.3	1.3	2.0
Sub-total	1,354.0	1,309.0	1,337.7
Total payments	2,206.7	2,120.0	2,133.2
Net reserves at end of year:
General Insurance	6,824.8	6,587.0	6,328.0
Title Insurance	612.8	594.2	556.1
RFIG Run-off	77.9	111.2	127.6
Other	6.3	7.6	8.6
Sub-total	7,521.9	7,300.2	7,020.4
Reinsurance losses recoverable	4,699.5	4,125.3	3,650.5
Gross reserves at end of year	$12,221.5	$11,425.5	$10,671.0

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments of 3.9%, 3.0%, and 1.3% for 2022, 2021 and 2020, respectively, with average favorable annual developments of 2.7%. The Company believes that the factors most responsible, in varying and continually changing degrees, for favorable or unfavorable reserve developments include, as to many general insurance coverages, the effect of reserve discounts applicable to workers' compensation claims, changes in severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, changes in inflation rates applicable to repairs and the medical portion of claims in particular, and changes in claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

In 2022, General Insurance favorable development was higher due predominantly to better than expected claims experience from lower frequency of claims than expected related to commercial automobile and workers' compensation reserves and occurred in most years between 2009 and 2021. Favorable development experienced in Title Insurance reflects the declining claims activity since the Great Recession years. With respect to the RFIG Run-off segment, changes in favorable or unfavorable reserve development result from sales and prices of homes that can impact claim costs upon the disposition of foreclosed properties, changes in regional or local economic conditions and employment levels, the number of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported.

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

Asbestosis and Environmental (A&E) Reserves

At December 31, 2022 and 2021, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $121.3 and $118.1 gross, respectively, and $84.0 and $77.2 net of reinsurance, respectively.

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

Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for A&E claims. As of December 31, 2022, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. Based on average annual claims payments during the five most recent calendar years, such reserves represented a paid loss survival ratio of 6.4 years (gross) and 7.6 years (net of reinsurance) as of December 31, 2022 and 5.9 years (gross) and 6.8 years (net of reinsurance) as of December 31, 2021. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2022, incurred A&E claim and related loss settlement costs have averaged .4% of average annual General Insurance loss and loss adjustment expenses.

The following represents the Company's incurred and paid loss development tables for the major types of insurance coverages as of December 31, 2022. The information about incurred and paid claims development for the years ended December 31, 2013 to 2021 is presented as supplementary information.

Workers' Compensation

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2022
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$700.9	$705.3	$716.9	$722.7	$726.3	$717.2	$689.7	$691.0	$686.7	$673.5	$62.0	49,035
2014		780.9	792.8	786.4	784.9	777.0	763.3	724.4	705.4	685.8	70.9	54,170
2015			794.3	792.6	787.3	785.5	769.1	742.4	695.8	659.8	106.3	55,220
2016				756.1	752.9	745.7	730.5	712.6	692.8	624.2	144.8	52,477
2017					727.0	713.9	700.3	683.4	676.3	654.2	144.9	51,764
2018						698.6	691.5	681.0	665.9	644.8	179.0	52,339
2019							664.6	657.4	653.2	667.5	167.2	51,806
2020								560.9	569.4	571.7	166.8	45,725
2021									500.3	502.4	201.2	46,140
2022										488.1	271.9	35,429
									Total	$6,172.4	(A)

* Reported losses are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$107.6	$274.3	$381.2	$449.8	$501.9	$526.8	$547.0	$558.3	$565.4	$571.3
2014		116.9	293.7	397.1	466.0	499.5	524.8	544.9	554.6	561.0
2015			109.0	274.9	379.3	435.1	466.7	484.7	499.8	507.3
2016				102.5	253.5	334.4	383.5	408.4	425.2	435.8
2017					99.6	244.6	334.8	383.1	414.3	444.1
2018						94.8	240.6	320.5	367.2	396.8
2019							102.9	239.8	329.6	382.3
2020								84.3	211.6	284.3
2021									80.1	187.8
2022										74.2
									Total	$3,845.2	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$6,172.4
Less: net paid loss and allocated loss adjustment expenses (B)										3,845.2
Sub-total										2,327.1
All outstanding liabilities before 2013, net of reinsurance										737.2
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$3,064.4

General Liability

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2022
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$95.7	$96.7	$96.5	$107.8	$106.7	$106.0	$101.4	$102.2	$101.7	$104.0	$8.0	5,546
2014		107.0	110.4	109.4	111.0	117.0	117.1	112.3	112.8	115.6	9.6	6,035
2015			96.0	96.3	99.2	102.3	104.8	105.8	99.8	99.2	13.2	5,601
2016				92.4	96.7	98.8	100.3	101.0	104.4	98.8	18.7	83,281
2017					111.2	121.4	129.6	132.8	135.2	138.0	15.1	460,510
2018						120.5	119.7	125.1	135.5	141.9	27.0	461,993
2019							133.5	131.9	138.7	146.0	44.4	375,893
2020								112.4	111.7	114.9	64.6	6,012
2021									94.2	92.7	55.2	5,821
2022										97.8	69.9	4,274
										$1,149.4	(A)

* Reported losses are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as loss frequency information is not available. The increases beginning in 2016 are due to the addition of a national account with higher frequency yet lower severity than the existing book of business for accident years 2016 through 2019.

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$4.0	$13.6	$34.4	$58.5	$76.1	$85.1	$86.9	$88.1	$90.4	$93.5
2014		5.8	15.8	32.0	52.8	73.5	82.8	88.9	94.9	98.9
2015			6.3	16.0	29.5	47.4	64.5	70.7	75.0	79.9
2016				7.1	18.5	34.8	47.7	58.0	66.9	71.9
2017					5.7	25.9	50.1	76.9	95.5	105.3
2018						6.9	28.8	48.9	71.0	91.0
2019							6.4	29.5	53.4	72.1
2020								4.2	12.4	28.5
2021									5.6	14.7
2022										6.4
										$662.7	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$1,149.4
Less: net paid loss and allocated loss adjustment expenses (B)										662.7
Sub-total										486.6
All outstanding liabilities before 2013, net of reinsurance										155.2
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$641.9

Commercial Automobile

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2022
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$661.5	$665.4	$668.5	$669.6	$659.7	$646.4	$633.4	$632.5	$634.7	$635.0	$7.5	96,999
2014		687.8	689.2	691.7	688.0	688.6	687.8	683.8	683.0	682.1	9.0	103,240
2015			712.4	710.5	729.7	721.4	720.7	703.4	700.6	699.9	3.0	104,820
2016				755.9	768.9	786.0	780.8	779.3	762.1	754.9	7.6	110,746
2017					788.7	819.1	869.2	874.4	867.9	847.1	11.3	117,601
2018						883.2	947.9	989.9	992.1	976.1	25.0	129,137
2019							931.1	959.7	954.8	947.4	44.8	138,529
2020								941.1	913.7	854.0	84.9	117,312
2021									989.4	954.6	105.5	123,462
2022										1,074.2	164.7	104,213
										$8,425.6	(A)

* Reported losses are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$248.3	$398.1	$511.0	$578.1	$611.5	$622.9	$626.3	$619.5	$620.9	$622.5
2014		267.4	430.5	536.9	605.4	640.3	664.9	658.4	664.3	669.9
2015			265.1	438.9	541.8	626.2	669.7	680.6	687.3	693.0
2016				290.2	469.6	585.1	677.8	710.8	725.5	737.3
2017					307.9	512.0	657.1	746.5	791.2	814.1
2018						330.0	557.5	730.4	836.7	900.0
2019							330.4	549.0	681.6	787.2
2020								290.1	464.3	602.2
2021									302.7	508.6
2022										354.8
										$6,690.1	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$8,425.6
Less: net paid loss and allocated loss adjustment expenses (B)										6,690.1
Sub-total										1,735.5
All outstanding liabilities before 2013, net of reinsurance										11.8
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$1,747.3

The following represents a reconciliation of the incurred and paid loss development tables to total loss and loss adjustment expense reserves as reported in the consolidated balance sheets.

	December 31,
	2022	2021

Net loss and allocated loss adjustment expense reserves:
Workers' compensation (a)	$2,879.6	$2,955.6
General liability	641.9	630.7
Commercial automobile	1,747.3	1,736.5
Other short-duration insurance coverages	1,260.0	979.3
Subtotal	6,529.0	6,302.2

Reinsurance recoverable on loss reserves:
Workers' compensation	1,975.5	1,937.4
General liability	785.3	693.6
Commercial automobile	1,486.6	1,113.5
Other short-duration insurance coverages	447.7	376.2
Subtotal	4,695.3	4,120.9

Insurance coverages other than short-duration	656.6	674.1
Unallocated loss adjustment expense reserves	340.5	328.2
	997.1	1,002.4
Gross loss and loss adjustment expense reserves	$12,221.5	$11,425.5
__________

(a) Certain long-term disability type workers' compensation reserves are discounted to present value based on interest rates generally ranging from 3.0% to 4.0%. The amount of discount reflected in the year-end net reserves totaled $184.7 and $174.8 as of December 31, 2022 and 2021, respectively. Interest accretion of $9.6, $42.0 and $35.7 for the years ended December 31, 2022, 2021, and 2020, respectively, was recognized as unfavorable development of prior year reserves within loss and loss adjustment expenses in the consolidated statements of income.

The table below is supplementary information and presents the historical average annual percentage payout of incurred losses by age, net of reinsurance.

	Supplementary Information (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10

Workers' compensation	15.7%	23.2%	14.0%	8.4%	5.1%	3.5%	2.5%	1.4%	1.0%	.9%
General liability	5.2%	11.3%	15.8%	17.2%	15.0%	7.8%	4.1%	3.8%	2.8%	3.0%
Commercial automobile	35.8%	23.2%	16.0%	11.1%	5.5%	2.3%	.5%	.2%	.5%	.3%

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

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss from any one event to a maximum of: $5.2 for workers' compensation; $7.0 for commercial automobile liability; $7.0 for general liability; $12.0 for executive protection (directors & officers and errors & omissions); $2.2 for aviation; and $10.0 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. The average direct primary mortgage guaranty exposure is (in whole dollars) $37,000 per insured loan.

The Company maintains treaty and facultative reinsurance coverage for its workers' compensation exposures. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company. Such aggregation of losses could occur in the event of a catastrophe such as an earthquake that could lead to the death or injury of a large number of persons concentrated in a single facility such as a high rise building.

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company thus became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the TRIA) was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the TRIREA). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act (the TRIPRA) of 2007. The TRIPRA has been extended on several occasions, most recently on December 20, 2019 for seven years.

The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it did include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger was $200.0 for 2022. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible which ranges from 85% in 2015 and declined by one percentage point per year until it reached 80% in 2020. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposure.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid loss and premium reserves. Such reinsurance balances are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by irrevocable letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or high deductible policies. Estimates of credit losses are included in the Company's net loss and loss adjustment expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries. See Note 9.

At December 31, 2022, General Insurance segment's ten largest reinsurers represented approximately 60% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Day One Insurance, Inc. the largest reinsurer representing 19.2% of the total recoverable balance. Of the balances due from these ten reinsurers, 42.2% was recoverable from A or better rated reinsurance companies, 36.3% from domestic unrated companies and 21.5% from foreign unrated companies.

The following information relates to reinsurance and related data for the General Insurance segment for the three years ended December 31, 2022. Reinsurance transactions of the Title Insurance and RFIG Run-off segments and the small life and accident insurance operation are not material.

Years Ended December 31:		2022	2021	2020
General Insurance
Written premiums:	Direct	$6,263.3	$5,691.3	$5,206.9
	Assumed	90.0	74.0	70.6
	Ceded	$2,375.1	$2,084.4	$1,846.2

Earned premiums:	Direct	$6,021.0	$5,509.1	$5,030.2
	Assumed	87.1	73.7	70.3
	Ceded	$2,299.5	$2,027.3	$1,706.3
Losses ceded		$1,677.3	$1,255.6	$1,100.7

Note 6 - Income Taxes

The provision for combined current and deferred income taxes (credits) reflected in the consolidated statements of income may not bear the usual relationship to income before income taxes (credits) as the result of permanent and other differences between pretax income or loss and taxable income or loss determined under existing tax regulations. The more significant differences, their effect on the statutory income tax rate (credit), and the resulting effective income tax rates (credits) are summarized below:

Years Ended December 31:	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
Tax rate increases (decreases):
Tax-exempt interest	(.3)	(.2)	(.5)
Dividends received exclusion	(1.3)	(.7)	(1.8)
Meals & entertainment	.2	.1	.1
Other items - net	.3	—	.1
Effective tax rate	19.9%	20.2%	18.9%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2022	2021	2020
Deferred Tax Assets:
Loss and loss adjustment expense reserves	$218.6	$214.2	$201.6
Pension and deferred compensation plans	22.6	42.4	63.0
Net operating loss carryforward	7.6	9.6	11.7
AMT credit carryforward	9.0	9.0	9.0
Operating leases	46.7	49.7	52.0
Other temporary differences	17.1	12.3	15.7
Total deferred tax assets	321.6	337.5	353.2
Deferred Tax Liabilities:
Unearned premium reserves	63.3	61.0	41.6
Deferred policy acquisition costs	76.0	68.5	65.0
Amortization of fixed income securities	6.8	5.2	4.4
Net unrealized investment gains	141.3	372.6	295.9
Title plants and records	2.8	2.8	2.8
Tax reform transition adjustment on loss and loss adjustment
expense reserves	10.3	13.8	17.2
Operating leases	41.9	45.8	48.4
Other temporary differences	20.1	17.2	14.9
Total deferred tax liabilities	362.5	586.9	490.6
Net deferred tax liabilities	$(40.9)	$(249.5)	$(137.3)

At December 31, 2022, the Company had available net operating loss (NOL) carryforwards of $36.3 which will expire in years 2023 through 2029, and a $9.0 alternative minimum tax (AMT) credit carryforward. The NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code and is available to reduce future years' taxable income by a maximum of $9.8 each year until expiration.

In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all gross deferred tax assets at year-end 2022 will more likely than not be fully realized.

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that loss reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statements of income. The Company is not currently under audit by the IRS and 2019 and subsequent tax years remain open.
The Inflation Reduction Act (IRA) was enacted into law on August 16, 2022, which, among its many elements, imposes a Corporate Alternative Minimum Tax (CAMT) on the adjusted financial statement income at the rate of 15% for tax periods beginning on or after January 1, 2023. The Company, as a member of a controlled group, has determined it will be subject to the CAMT calculations however, pending final guidance from the Internal Revenue Service, expects to be a regular taxpayer and not a CAMT taxpayer.

In addition, a Federal Excise Tax (FET) was enacted at the rate of 1% on all corporate stock buybacks effective January 1, 2023. The Company expects to be subject to the FET, and any excise tax incurred on stock repurchases will not be material and will be recognized as part of the cost basis of the treasury stock acquired.

Note 7 - Employee Benefit Plans

Pension Benefits

The funded status of the Company's pension plan is reflected below.

Years Ended December 31:	2022	2021	2020
Projected benefit obligation at beginning of year	$604.6	$639.7	$586.4
Increases (decreases) during the year attributable to:
Interest cost	16.4	15.2	19.1
Actuarial (gains) losses	(138.7)	(22.2)	60.8
Benefits paid	(29.5)	(28.0)	(26.6)
Net increase (decrease) for the year	(151.8)	(35.1)	53.3
Projected benefit obligation at end of year	$452.8	$604.6	$639.7

Years Ended December 31:	2022	2021	2020
Fair value of net assets available for plan benefits
At beginning of the year	$556.0	$479.6	$492.8
Increases (decreases) during the year attributable to:
Actual return on plan assets	(19.2)	104.4	6.8
Sponsor contributions	—	—	6.6
Benefits paid	(29.5)	(28.0)	(26.6)
Net increase (decrease) for year	(48.8)	76.3	(13.1)
Fair value of net assets available for plan benefits
At end of the year	$507.1	$556.0	$479.6

Funded status	$54.3	$(48.6)	$(160.1)
Amounts recognized in accumulated other comprehensive income	$(38.5)	$(123.2)	$(224.8)

Funding of the Plan is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuation, as well as the maintenance of certain funding levels relative to regulatory requirements. The Company currently does not expect to make cash contributions in calendar year 2023 based on minimum funding requirements.

Net periodic pension income recognized during 2022, 2021 and 2020 was $18.3, $9.8, and $11.0, respectively.

The projected benefit obligation and net periodic benefit cost for the Plan were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2022	2021	2022	2021	2020
Settlement discount rates	5.40%	2.80%	2.80%	2.45%	3.35%
Long-term rates of return on plan assets	N/A	N/A	7.00%	7.00%	7.00%

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

			Investment Policy Asset Allocation % Range Target
As of December 31:	2022	2021
Equity securities:
Common shares of Company stock	13.5%	12.5%
Other	38.9	74.6
Sub-total	52.4	87.1	10% to 60%
Fixed income securities	44.4	10.4	40% to 90%
Other	3.2	2.5	1% to 10%
Total	100.0%	100.0%

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

The following tables present a summary of the Plan's assets segregated among the various input levels described in Note 2.

	Fair Value Measurements
As of December 31, 2022:	Level 1	Level 2	Level 3	Total
Equity securities:
Common shares of Company stock	$68.3	$—	$—	$68.3
Other	197.5	—	—	197.5
Sub-total	265.8	—	—	265.8
Fixed income securities	—	225.0	—	225.0
Other	7.1	—	5.9	13.0
Total at fair value	$273.0	$225.0	$5.9	504.0
Securities at net asset value				3.1
Total				$507.1

As of December 31, 2021:
Equity securities:
Common shares of Company stock	$69.5	$—	$—	$69.5
Other	414.5	—	—	414.5
Sub-total	484.1	—	—	484.1
Fixed income securities	—	57.9	—	57.9
Other	7.2	—	2.6	9.9
Total at fair value	$491.3	$57.9	$2.6	551.9
Securities at net asset value				4.0
Total				$556.0

Level 1 assets include U.S. Treasury notes, publicly traded common stocks, mutual funds and short-term investments. Level 2 assets generally include corporate and government agency bonds. Level 3 assets primarily consist of an immediate participation guaranteed fund.

The benefits expected to be paid as of December 31, 2022 for the next 10 years are as follows: 2023: $33.0; 2024: $33.5; 2025: $34.0; 2026 $34.6; 2027: $34.4 and for the five years after 2027: $170.2.

Stock Based Compensation

As periodically amended, the Company has had a stock based incentive compensation plan in effect for certain eligible employees since 1978. Stock based compensation is currently awarded under the 2022 Incentive Compensation Plan (the 2022 Plan) which was adopted following approval by shareholders on May 26, 2022, thereby replacing the 2016 Incentive Compensation Plan (the 2016 Plan). Under the 2022 Plan, a total of 20.0 million new shares, plus the approximately 4.7 million shares that remained available for issuance under the 2016 Plan became available for future awards through February 2032. The maximum number of shares available as of December 31, 2022 for future issuance under the 2022 Plan was approximately 21.5 million shares.

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2022	2021	2020
Stock based compensation expense	$9.0	$3.2	$2.1
Income tax benefit	$1.8	$.6	$.4

As of December 31, 2022, there was $18.9 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 3 years.

Stock Options

Stock options granted have an exercise price equal to the closing market price of the Company's common stock on the date of grant. All grants have a ten year term. Options granted under the 2022 Plan vest ratably over three years at each anniversary date. Options granted under the 2016 and prior plans vest as follows: 10% as of December 31st of the year of the grant and, cumulatively, to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively.

The following table presents the key assumptions used to value the option awards granted during the periods presented. Expected volatilities are based on the historical experience of Old Republic's common stock. The expected term of stock options represents the period of time that stock options granted are assumed to be outstanding. The Company uses historical data to estimate the effect of stock option exercise and employee departure behavior; groups of employees that have similar historical behavior are considered separately for valuation purposes. The risk-free rate of return for periods within the contractual term of the share option is based on the U.S. Treasury rate in effect at the time of the grant.

	2022	2021	2020
Expected volatility	.22	.20	.17
Expected dividends	4.32%	4.76%	5.72%
Expected term (in years)	6	7	7
Risk-free rate	2.68%	1.21%	.72%

A summary of stock option activity under the 2022 and 2016 Incentive Plans as of December 31, 2022, 2021 and 2020, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2022		2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	8,344,470	$19.57	9,494,651	$18.36	8,009,237	$18.43
Granted	2,660,000	23.28	2,216,250	21.30	1,901,100	17.24
Exercised	1,285,783	18.94	3,259,273	17.28	397,653	14.44
Forfeited and expired	99,683	19.78	107,158	18.32	18,033	16.72
Outstanding at end of year	9,619,004	20.68	8,344,470	19.57	9,494,651	18.36

Exercisable at end of year	4,562,063	$19.53	4,652,951	$19.22	6,138,602	$17.81

Weighted average fair value of
options granted during the year (a)	$3.31	per share	$1.86	per share	$.88	per share
__________

(a) Based on the Black-Scholes-Merton option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2022 follows:

				Options Outstanding			Options Exercisable
					Weighted - Average			Weighted Average Exercise Price
Exercise Prices			Year of Grant	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable
$12.57			2013	31,875	0.25	$12.57	31,875	$12.57
$16.06			2014	208,614	1.25	16.06	208,614	16.06
$15.26			2015	245,956	2.25	15.26	245,956	15.26
$18.14			2016	368,781	3.25	18.14	368,781	18.14
$19.98			2017	608,266	4.25	19.98	608,266	19.98
$20.98			2018	880,151	5.25	20.98	880,151	20.98
$21.12	to	$21.99	2019	1,229,508	6.25	21.15	890,253	21.15
$16.17	to	$22.72	2020	1,486,098	7.25	17.28	715,754	17.37
$21.30			2021	1,914,005	8.25	21.30	612,413	21.30
$22.92	to	$24.49	2022	2,645,750	9.25	23.28	—	—
Total				9,619,004		$20.68	4,562,063	$19.53

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2022	2021	2020
Cash received from stock option exercise	$24.3	$56.3	$5.7
Intrinsic value of stock options exercised	7.9	24.2	2.8
Actual tax benefit realized for tax deductions from stock options exercised	$1.6	$5.0	$.5

Restricted Stock Awards

The Company issues restricted common stock awards which represent a right to receive a share of stock. These awards are granted at market price, do not have voting rights, and vest ratably over 3 years on each anniversary date. During the vesting period, restricted shares are nontransferable and subject to forfeiture.

A summary of restricted stock activity under the Incentive Plan as of December 31, 2022 and changes in outstanding restricted stock awards during the year then ended is presented below:

	As of and for the Year Ended December 31,
	2022
		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at beginning of year	33,539	$21.32
Granted	644,356	23.76
Vested	(16,901)	21.20
Forfeited	(1,120)	22.34
Nonvested at end of year	659,874	$23.70

Other Benefits

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2022	2021	2020
ORI 401(k) Savings and Profit Sharing Plan	$77.8	$70.5	$54.4
Cash, deferred and other incentive compensation	$70.3	$71.8	$53.9

Effective December 30, 2022, a profit sharing plan was merged into the Old Republic International Corporation Employees Savings and Stock Ownership Plan (ESSOP) and the merged plan was renamed the ORI 401(k) Savings and Profit Sharing Plan (the merged plan). A majority of the Company's employees participate in the merged plan. Annual Company contributions are provided in the form of cash and Old Republic common stock and are based on formulas applied to growth in net income excluding investment gains (losses) and underwriting profitability.

The merged plan is currently leveraged and owns 4,763,910 unallocated shares as of December 31, 2022. Prior to the merger, the ESSOP purchased 2,200,000 shares ($34.0), 2,383,625 shares ($50.0), and 3,337,000 shares ($50.0) of Old Republic common stock during 2015, 2018 and 2020, respectively, all of which was financed by loans from the Company and its participating subsidiaries. As of December 31, 2022, there were 19,636,025 Old Republic common shares owned by the ORI 401(k) Savings and Profit Sharing Plan, of which 14,872,115 were allocated to employees' account balances. Dividends on unallocated shares are used to pay debt service costs. There are no repurchase obligations in existence.

Cash, deferred and other incentive compensation includes performance recognition compensation. Such amounts are generally determined based on performance metrics including: premiums and fees growth, growth in operating earnings, underwriting results, and achieved return on equity in excess of a preset minimum.

Note 8 - Net Income Per Share

Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing net income available to common stockholders by the weighted-average number of common shares actually outstanding for the year. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. The following table provides a reconciliation of net income and the number of shares used in basic and diluted earnings per share calculations.

Years Ended December 31:		2022	2021	2020
Numerator:
Net Income		$686.4	$1,534.3	$558.6
Denominator:
Basic weighted-average shares (a)		301,676,941	301,945,319	298,407,921
Effect of dilutive securities - stock based compensation awards		1,619,671	1,722,350	490,752
Diluted adjusted weighted-average shares (a)		303,296,612	303,667,669	298,898,673
Earnings per share:	Basic	$2.28	$5.08	$1.87
	Diluted	$2.26	$5.05	$1.87

Anti-dilutive common stock equivalents excluded from
earnings per share computations:
Stock based compensation awards		2,645,750	—	5,853,469
__________

(a) In calculating earnings per share, accounting standards require that common shares owned by the ORI 401(k) Savings and Profit Sharing Plan that are unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all other common shares.

Note 9 - Credit Losses

Effective January 1, 2020, the Company adopted the FASB's accounting guidance on current expected credit losses (CECL) which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of certain financial assets measured at amortized cost, primarily including the Company’s reinsurance recoverables, and its accounts and notes receivable. The expected credit losses, and subsequent adjustment to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the asset presented on the consolidated balance sheets.

The CECL guidance was adopted on a modified retrospective basis, resulting in a net of tax adjustment to January 1, 2020 retained earnings of $2.3. The Company's credit allowance was comprised of $16.0 related to reinsurance recoverables as of both December 31, 2022 and 2021, and $27.0 and $24.1 related to accounts and notes receivable, as of December 31, 2022 and 2021, respectively. No significant changes were made to the allowance during the three years ended December 31, 2022.

The Company's evaluation of credit losses on available for sale securities is disclosed further in Note 2. The Company is not exposed to material concentrations of credit risks as to any one issuer of investment securities.

Note 10 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

December 31:	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% issued in 2014 and due 2024	$399.0	$397.5	$398.4	$435.8
3.875% issued in 2016 and due 2026	547.9	522.1	547.3	597.0
3.850% issued in 2021 and due 2051	642.9	449.1	642.6	702.9
Other miscellaneous debt	7.1	7.1	—	—
Total debt	$1,597.0	$1,375.9	$1,588.5	$1,735.7

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

During 2022, 2021 and 2020, $67.3, $55.9 and $42.5, respectively, of interest expense on debt was charged to consolidated operations.

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt classified within Level 2 of the fair value hierarchy as presented below. The Company uses an internally generated interest yield market matrix table, which incorporates maturity, coupon rate, credit quality, structure and current market conditions to estimate the fair value of its debt securities that are classified within Level 3.

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels described in Note 2 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
December 31, 2022	$1,597.0	$1,375.9	$—	$1,368.7	$7.1
December 31, 2021	$1,588.5	$1,735.7	$—	$1,735.7	$—

Note 11 - Shareholders' Equity

Preferred Stock - At December 31, 2022, there were 75,000,000 shares of preferred stock authorized. The Company has designated one series of preferred stock: 10,000,000 shares of Series A Junior Participating Preferred Stock (Series A). No shares have been issued or are outstanding. The Series A Stock, if and when issued, shall pay a dividend of the greater of $1.00 or 100 times (subject to adjustment) the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of common stock declared on the common stock of the Company. Each share of Series A stock shall have 100 votes on each matter submitted to a vote of the shareholders.

Common Stock - At December 31, 2022, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class B common stock authorized, though none were issued or outstanding. Class B common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

Common stock held by the ORI 401(k) Savings and Profit Sharing Plan is classified as a charge to the common shareholders' equity account until it is allocated to participating employees' accounts contemporaneously with the repayment of the debt incurred for its acquisition. Such unallocated shares are not considered outstanding for purposes of calculating earnings per share. Dividends on unallocated shares are used to pay debt service costs.

Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the parent company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year-end 2022 data, the maximum amount of dividends payable to the parent company by its insurance and a small number of non-insurance company subsidiaries during 2023 without the prior approval of appropriate regulatory authorities is approximately $924.9. Ordinary cash dividends declared during 2022, 2021 and 2020 to the parent company by its subsidiaries amounted to $614.6, $566.7 and $472.4, respectively. In addition to ordinary dividends, the Company's principal mortgage insurance subsidiaries sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $140.0, $100.0 and $37.7 during 2022, 2021, and 2020, respectively.

Cash Dividends - In addition to regular cash dividends, the Company's Board of Directors declared special cash dividends of $1.00 per share in August 2022 (paid on September 15, 2022), $1.50 per share in August 2021 (paid on October 6, 2021) and $1.00 per share in December 2020 (paid on January 15, 2021).

Common Stock Repurchases - On August 18, 2022, the Board of Directors authorized a $450.0 share repurchase program. During 2022, the Company repurchased $281.2 of common shares (12.6 million shares at an average price of $22.23 per share). Following the close of the year and through February 23, 2023, the Company repurchased 1.3 million additional shares for $35.6 (average price of $25.85), leaving $133.1 remaining under the current repurchase authorization.

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

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At year-end 2022, the Company had no material non-claim litigation exposures in its consolidated business.

Note 13 - Leases

Several of the Company's subsidiaries maintain their offices in leased premises. A number of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. In addition, many of the subsidiaries also lease equipment for use in their businesses. Substantially all of the Company's leases are classified as operating leases.

The Company presents all leases with a term greater than 12 months within sundry assets and liabilities in the consolidated balance sheets. The established right of use asset and corresponding lease liability was $199.6 and $222.1, respectively, as of December 31, 2022 and $217.8 and $236.5, respectively, as of December 31, 2021.

The Company has made certain elections available under the guidance, primarily regarding lease classification and the treatment of certain lease executory costs resulting in an immaterial effect on the Company’s consolidated financial statements. In determining the lease liability, the Company estimated the discount rate (weighted average 5.27%) for each lease based upon the type of underlying asset and remaining term (weighted average 7.0 years). Total lease costs were $76.2, $75.6 and $73.9 in 2022, 2021 and 2020, respectively. Fixed lease payments for 2022, 2021 and 2020 were $64.0, $65.0 and $64.0, respectively.

The following table presents a summary of future undiscounted lease payments as of the dates shown:

									Lease
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Discount	Liability
December 31, 2022	$58.8	$50.6	$42.7	$30.1	$21.4	$79.3	$283.1	$60.9	$222.1
December 31, 2021	$61.6	$52.8	$43.2	$35.6	$23.4	$91.7	$308.5	$72.0	$236.5

Note 14 - Consolidated Quarterly Results - Unaudited

Old Republic's consolidated quarterly operating results for the two years ended December 31, 2022 is presented below. In management's opinion, however, quarterly operating results for insurance enterprises such as the Company are not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The information below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management's opinion, normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the information which follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2022:
Operating Summary:
Net premiums, fees, and other income	$1,955.2	$2,020.0	$1,983.1	$1,866.9
Net investment income and investment gains (losses)	251.3	(209.6)	(262.0)	478.6
Total revenues	2,206.6	1,810.3	1,721.0	2,345.5
Total expenses	1,823.9	1,865.0	1,840.7	1,696.5
Net income (loss)	$306.3	$(40.1)	$(91.7)	$512.1
Net income (loss) per share: Basic	$1.01	$(.13)	$(.31)	$1.74
Diluted	$1.00	$(.13)	$(.31)	$1.73
Average shares outstanding:
Basic	303,582,578	303,793,432	303,652,802	294,290,072
Diluted	305,424,592	303,793,432	303,652,802	295,996,057

Year Ended December 31, 2021:
Operating Summary:
Net premiums, fees, and other income	$1,875.2	$2,025.1	$2,093.2	$2,155.5
Net investment income and investment gains (losses)	479.8	228.6	(81.0)	564.9
Total revenues	2,355.0	2,253.7	2,012.2	2,720.5
Total expenses	1,724.4	1,857.7	1,906.2	1,931.0
Net income	$502.1	$316.4	$88.7	$627.0
Net income per share: Basic	$1.68	$1.06	$.29	$2.07
Diluted	$1.68	$1.05	$.29	$2.06
Average shares outstanding:
Basic	298,753,132	299,934,621	301,577,493	302,589,671
Diluted	299,693,514	302,328,012	303,539,358	304,351,209
Note 15 - Segment Information

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

General Insurance provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal insurance coverages. Commercial automobile and workers' compensation are the largest types of coverages underwritten by General Insurance, accounting for 37.2% and 22.8%, respectively, of the segment's direct premiums written in 2022. The remaining premiums written by General Insurance are derived largely from a wide variety of coverages, including general liability, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

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

Old Republic's business is managed for the long run. In this context management's key objectives are to achieve highly profitable operating results over the long term, and to ensure balance sheet strength for the primary needs of the insurance subsidiaries' underwriting and related services business. In this view, the evaluation of periodic and long-term results excludes consideration of net investment gains (losses). Under GAAP, however, net income, inclusive of net investment gains (losses), is the measure of total profitability.

In management's opinion, the focus on income excluding net investment gains (losses), also described herein as segment pretax operating income, provides a better way to analyze, evaluate, and establish accountability for the results of the insurance operations. The inclusion of realized investment gains (losses) in net income can mask trends in operating results, because such realizations are often highly discretionary. Similarly, the inclusion of unrealized investment gains (losses) in equity securities can further distort such operating results with significant period-to-period fluctuations.

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

Segmented and Consolidated Results
Years Ended December 31:	2022	2021	2020
General Insurance:
Net premiums earned	$3,808.6	$3,555.5	$3,394.2
Net investment income and other income	507.0	486.9	482.6
Total revenues excluding investment gains	$4,315.6	$4,042.5	$3,876.8
Segment pretax operating income (a)	$689.8	$589.6	$439.8
Income tax expense	$139.6	$116.1	$82.6

Title Insurance:
Net premiums earned	$3,500.6	$3,960.5	$2,894.4
Title, escrow and other fees	333.2	443.8	391.9
Sub-total	3,833.8	4,404.3	3,286.3
Net investment income and other income	48.8	44.9	42.9
Total revenues excluding investment gains	$3,882.7	$4,449.3	$3,329.3
Segment pretax operating income (a)	$308.8	$515.7	$344.0
Income tax expense	$67.0	$110.2	$72.0

RFIG Run-off
Net premiums earned	$23.2	$32.6	$45.1
Net investment income and other income	6.7	11.4	15.2
Total revenues excluding investment gains	$30.0	$44.1	$60.4
Segment pretax operating income	$35.2	$32.8	$9.8
Income tax expense	$7.3	$6.4	$1.5

Consolidated Revenues:
Total revenues of Company segments	$8,228.3	$8,536.0	$7,266.6
Corporate & other (b)	195.5	166.6	149.6
Consolidated investment gains (losses):
Realized from actual transactions and impairments	62.2	6.9	14.2
Unrealized from changes in fair value of equity securities	(263.4)	751.1	(156.2)
Total realized and unrealized investment gains (losses)	(201.1)	758.0	(142.0)
Consolidation elimination adjustments	(138.9)	(119.0)	(108.2)
Consolidated revenues	$8,083.7	$9,341.6	$7,166.0

Consolidated Pretax Income:
Total segment pretax operating income of
Company segments	$1,033.9	$1,138.2	$793.7
Corporate & other (b)	24.6	25.7	36.7
Consolidated investment gains (losses):
Realized from actual transactions and impairments	62.2	6.9	14.2
Unrealized from changes in fair value of equity securities	(263.4)	751.1	(156.2)
Total realized and unrealized investment gains (losses)	(201.1)	758.0	(142.0)
Consolidated income before income taxes	$857.4	$1,922.1	$688.4

Consolidated Income Tax Expense (Credits):
Total income tax expense of Company segments	$214.0	$232.8	$156.2
Corporate & other (b)	(.5)	(4.7)	3.4
Income tax expense (credits) on consolidated realized
and unrealized investment gains (losses)	(42.5)	159.6	(29.8)
Consolidated income tax expense	$170.9	$387.7	$129.7

December 31:	2022	2021
Consolidated Assets:
General Insurance	$21,227.9	$20,660.9
Title Insurance	2,077.6	2,234.2
RFIG Run-off	344.2	516.4
Total assets of company segments	23,649.9	23,411.6
Corporate & other (b)	1,736.8	1,716.3
Consolidation elimination adjustments	(227.2)	(146.1)
Consolidated assets	$25,159.4	$24,981.8
__________

(a)    Segment pretax operating income is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $68.9, $63.5 and $63.0 for the years ended December 31, 2022, 2021, and 2020, respectively; Title - $.8, $1.9 and $2.8 for the years ended December 31, 2022, 2021, and 2021, respectively.
(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries.

Note 16 - Transactions with Affiliates

The Company is affiliated with a policyholder owned mutual insurer, American Business & Mercantile Insurance Mutual, Inc. (AB&M or the Mutual) whose formation it sponsored in 1981. The Mutual is managed through a service agreement with several Old Republic subsidiaries. AB&M's underwriting operations are limited to certain types of coverages not provided by Old Republic, and to a small amount of intercompany reinsurance placements. The following table shows certain information reflective of such business:

	Assumed from Old Republic			Ceded to Old Republic
Years Ended December 31:	2022	2021	2020	2022	2021	2020
Premiums earned	$.3	$1.5	$3.6	$.1	$.2	$.3
Commissions and fees	.1	.4	1.1	—	—	—
Losses and loss expenses	.9	1.1	2.4	.1	.5	.8
Loss and loss expense reserves	7.1	8.5	8.7	2.7	3.1	3.9
Unearned premiums	$—	$—	$—	$—	$—	$—

As of December 31, 2022 and 2021, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $58.8 and $56.8, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Old Republic International Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Estimate of liability for loss and loss adjustment expense reserves
As discussed in Note 1 to the consolidated financial statements, the Company estimates the liability for loss and loss adjustment expense reserves using a number of considerations to determine its best estimate of the cost of settling claims reported and claims incurred but not reported. The Company estimates the liability by applying expected claim ratios by line of business to the related earned premium revenue. The Company's liability for loss and loss adjustment expense reserves at December 31, 2022 was $12,221.5 million.
We identified the estimation of the liability for loss and loss adjustment expense reserves as a critical audit matter. The assessment of the estimates of the reserves involved a high degree of judgment due to the inherent uncertainty in determining certain assumptions, including expected claim ratios. The expected claim ratios used in the estimate may be affected by various internal and external considerations, including loss trends, premium rate trends and adequacy, interest rates, and social and economic trends. Specialized skills and knowledge were required to assess the Company's estimate of the reserves.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's process for estimating the liability for loss and loss adjustment expense reserves. This included controls related to the development of the expected claim ratios as well as comparison of the recorded reserves based on expected claim ratios to the Company's actuarially derived reserves. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•Assessing the Company's reserving methodologies by comparing to methods consistent with actuarial standards of practice
•Evaluating the Company's estimates by developing independent analyses for certain reserve groups using the Company's underlying historical claims data
•Developing an independent consolidated range of reserves for certain reserve groups based on actuarial methodologies and comparing to the Company's recorded reserves
•Assessing year-over-year movements of the Company's recorded reserves within the independently developed actuarial range.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Chicago, Illinois
February 24, 2023

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

Changes in Internal Control

During the three month period ended December 31, 2022, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022. KPMG LLP (PCAOB ID 185), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022. Their report is shown on page 84 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 6, 2022.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Information about our Executive Officers:

The following table sets forth certain information as of December 31, 2022, regarding the senior officers of the Company:

Name	Age	Position
Thomas A. Dare	61	Senior Vice President, Secretary and General Counsel since January 2021; served as Deputy General Counsel since June 2017.

W. Todd Gray	55	Executive Vice President since May 2022; Senior Vice President and Treasurer since June 2018; Senior Vice President - Operations & Finance - Old Republic General Insurance Companies since September 2015.

Stephen J. Oberst	55	Executive Vice President since October 2019; President and CEO at Old Republic Risk Management, Inc. which he joined in 1999.

Craig R. Smiddy	58	President and Chief Executive Officer since June 2018 and October 2019, respectively; President and Chief Operating Officer of Old Republic General Insurance Companies since August 2015 and August 2013, respectively. Prior to joining Old Republic, Mr. Smiddy was President of the Specialty Markets Division of Munich Reinsurance America, Inc.

Frank J. Sodaro	54	Senior Vice President and Chief Financial Officer since July 2021; served as Deputy Chief Financial Officer since June 2017.

Rande K. Yeager	74	Senior Vice President - Title Insurance since March 2003; Chairman and Chief Executive Officer of Old Republic Title Insurance Companies since July 2010 and March 2002 respectively.

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

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 25, 2023. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2022 Annual Meeting of shareholders, which is incorporated herein by reference.

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

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 25, 2023, which will be on file with the Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 25, 2023.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the sections entitled "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 25, 2023, which will be on file with the Commission.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the paragraphs following Item 2 concerning the "Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 25, 2023, which will be on file with the Commission.

PART IV

Item 15 - Exhibits

Documents filed as a part of this report:
1. Financial statements: See Item 8, Index to Financial Statements.
2. See exhibit index on page 101 of this report.
3. Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):    Old Republic International Corporation

By:	/s/ Craig R. Smiddy	02/24/2023
	Craig R. Smiddy, President, Chief Executive Officer and Director	Date

By:	/s/ Frank J. Sodaro	02/24/2023
	Frank J. Sodaro, Senior Vice President,	Date
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

/s/ Barbara A. Adachi	/s/ Spencer LeRoy, III
Barbara A. Adachi, Director*	Spencer LeRoy, III, Director*
/s/ Steven J. Bateman	/s/ Peter B. McNitt
Steven J. Bateman, Director*	Peter B. McNitt, Director*
/s/ Lisa J. Caldwell	/s/ Glenn W. Reed
Lisa J. Caldwell, Director*	Glenn W. Reed, Director*
/s/ John M. Dixon	/s/ Arnold L. Steiner
John M. Dixon, Director*	Arnold L. Steiner, Director*
/s/ Michael D. Kennedy	/s/ Fredricka Taubitz
Michael D. Kennedy, Director*	Fredricka Taubitz, Director*
/s/ Charles J. Kovaleski	/s/ Steven R. Walker
Charles J. Kovaleski, Director*	Steven R. Walker, Director*

* By /s/ Craig R. Smiddy
Attorney-in-fact
Date: February 24, 2023

INDEX TO FINANCIAL STATEMENT SCHEDULES

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2022

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2022, 2021 and 2020

Schedule	IV -	Reinsurance for the years ended December 31, 2022, 2021 and 2020

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2022, 2021 and 2020

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, notes thereto, or elsewhere herein.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2022
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (1)	Fair Value	Amount at which shown in balance sheet

Available for sale:
Fixed income securities:
United States Government and
government agencies and authorities	$2,099.5	$1,995.2	$1,995.2
States, municipalities and political subdivisions	882.5	869.7	869.7
Foreign government	200.5	189.9	189.9
Corporate, industrial and all other	9,153.7	8,691.7	8,691.7
	12,336.3	$11,746.7	11,746.7
Short-term investments	860.8		860.8
Total	13,197.2		12,607.6
Equity securities:
Non-redeemable preferred stocks	.6	$1.0	1.0
Common stocks:
Banks, trusts and insurance companies	84.3	165.2	165.2
Industrial, miscellaneous and all other	1,863.1	3,054.6	3,054.6
	1,948.1	$3,220.9	3,220.9
Other investments	31.2		31.2
Total Investments	$15,176.6		$15,859.9
__________

(1)    Represents original cost of equity securities, and as to fixed incomes, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2022	2021
Assets:
Bonds and notes	$10.5	$10.5
Short-term investments	35.1	11.2
Cash	2.0	2.0
Investments in, and indebtedness of related parties	7,823.0	8,556.7
Other assets	104.8	119.1
Total Assets	$7,975.5	$8,699.6

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$98.8	$114.2
Debt and debt equivalents	1,589.9	1,588.5
Indebtedness to affiliates and subsidiaries	120.5	103.6
Total Liabilities	1,809.2	1,806.4

Common Shareholders' Equity:
Common stock	296.9	307.5
Additional paid-in capital	1,141.8	1,376.1
Retained earnings	5,319.7	5,214.0
Accumulated other comprehensive income (loss)	(522.7)	78.0
Unallocated 401(k) plan shares (at cost)	(69.5)	(82.5)
Total Common Shareholders' Equity	6,166.2	6,893.2
Total Liabilities and Common Shareholders' Equity	$7,975.5	$8,699.6

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Investment income from subsidiaries	$118.0	$100.3	$89.5
Real estate and other income	4.2	4.3	4.6
Other investment income	1.2	.2	.4
Total revenues	123.6	104.9	94.7
Expenses:
Interest - subsidiaries	3.9	3.9	3.8
Interest - other	67.1	55.9	42.3
Real estate and other expenses	4.5	4.7	4.8
General expenses, taxes and fees	23.6	17.4	14.6
Total expenses	99.2	82.0	65.7
Revenues, net of expenses	24.3	22.8	29.0
Federal income taxes (credits)	2.9	(.9)	5.0
Income before equity in earnings of subsidiaries	21.3	23.7	23.9

Equity in Earnings of Subsidiaries:
Dividends received	614.6	566.7	472.4
Earnings in excess of dividends	50.5	943.8	62.3

Net Income	$686.4	$1,534.3	$558.6

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$686.4	$1,534.3	$558.6
Adjustments to reconcile net income to
net cash provided by operating activities:
Accounts receivable	—	.6	.3
Income taxes - net	59.4	(17.9)	4.4
Excess of equity in earnings of subsidiaries
over cash dividends received	(50.5)	(943.8)	(62.3)
Accounts payable, accrued expenses and other	(34.8)	11.5	4.6
Total	660.6	584.7	505.7

Cash flows from investing activities:
Sale of fixed assets for company use	—	.1	—
Purchase of fixed assets for company use	(4.1)	(6.9)	(3.2)
Net repayment (issuance) of notes to related parties	64.9	(351.6)	(275.0)
Net decrease (increase) in short-term investments	(23.8)	21.5	(15.6)
Investment in, and indebtedness of related parties-net	140.0	100.0	37.7
Total	176.9	(236.9)	(256.1)

Cash flows from financing activities:
Issuance of debentures and notes	—	642.5	—
Net receipt (repayment) of notes and loans from related parties	(4.8)	(13.5)	48.4
Issuance of common shares	26.6	60.0	6.7
Redemption of debentures and notes	—	(19.5)	(6.5)
Purchase of unallocated 401(k) plan shares	—	—	(50.0)
Dividends on common shares	(579.7)	(1,019.2)	(250.1)
Treasury stock acquired	(281.2)	—	—
Other - net	1.5	2.0	1.8
Total	(837.6)	(347.6)	(249.6)

Increase (decrease) in cash	—	.1	—
Cash, beginning of year	2.0	1.9	1.9
Cash, end of year	$2.0	$2.0	$1.9

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
($ in Millions)

Note 1 - Summary of Significant Accounting Policies

Old Republic International Corporation's (the Company or Old Republic) condensed financial statements are presented in accordance with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes thereto of Old Republic International Corporation and Subsidiaries included in its Annual Report on Form 10-K.

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

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2022, 2021 and 2020
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2022:
Insurance Underwriting:
General Insurance	$382.2	$6,824.8	$2,028.5	$137.1	$3,808.6
Title Insurance	—	612.8	—	3.3	3,500.6
RFIG Run-off	—	77.9	.1	—	23.2
Corporate & Other (1)	.2	6.3	—	40.6	9.6
Reinsurance Recoverable (2)	—	4,699.5	759.1	9.8	—
Consolidated	$382.5	$12,221.5	$2,787.8	$191.0	$7,342.1

Year Ended December 31, 2021:
Insurance Underwriting:
General Insurance	$349.9	$6,587.0	$1,870.7	$133.6	$3,555.5
Title Insurance	—	594.2	—	6.2	3,960.5
RFIG Run-off	—	111.2	.2	—	32.6
Corporate & Other (1)	.5	7.6	—	41.3	11.0
Reinsurance Recoverable (2)	—	4,125.3	688.4	11.3	—
Consolidated	$350.4	$11,425.5	$2,559.4	$192.6	$7,559.8

Year Ended December 31, 2020:
Insurance Underwriting:
General Insurance	$327.2	$6,328.0	$1,765.2	$133.8	$3,394.2
Title Insurance	—	556.1	—	6.5	2,894.4
RFIG Run-off	—	127.6	.4	—	45.1
Corporate & Other (1)	.8	8.6	—	42.4	12.0
Reinsurance Recoverable (2)	—	3,650.5	631.4	13.1	—
Consolidated	$328.0	$10,671.0	$2,397.1	$195.9	$6,345.8
__________

(1)Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.
(2)In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $5.4 billion, $4.8 billion, and $4.2 billion at December 31, 2022, 2021 and 2020, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2022, 2021 and 2020
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Loss and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2022:
Insurance Underwriting:
General Insurance	$358.0	$2,364.6	$591.2	$669.5	$3,978.2
Title Insurance	47.9	89.1	—	3,484.6	3,500.6
RFIG Run-off	6.7	(17.5)	—	12.3	23.1
Corporate & Other (1)	46.8	4.0	.2	28.0	9.6
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$459.5	$2,440.2	$591.4	$4,194.5	$7,511.6

Year Ended December 31, 2021:
Insurance Underwriting:
General Insurance	$342.4	$2,303.1	$501.9	$648.0	$3,680.9
Title Insurance	43.8	112.9	—	3,820.6	3,960.5
RFIG Run-off	11.4	(1.7)	—	13.0	32.4
Corporate & Other (1)	36.5	6.5	.3	14.5	10.9
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$434.3	$2,420.9	$502.2	$4,496.3	$7,685.0

Year Ended December 31, 2020:
Insurance Underwriting:
General Insurance	$352.2	$2,372.0	$500.9	$564.0	$3,431.3
Title Insurance	42.0	75.3	—	2,909.9	2,894.4
RFIG Run-off	15.2	36.9	—	13.6	44.3
Corporate & Other (1)	29.4	7.1	.5	(3.1)	12.0
Reinsurance Recoverable (2)	—	—	—	—	—
Consolidated	$438.9	$2,491.4	$501.5	$3,484.5	$6,382.1
__________

(1)Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.
(2)In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $5.4 billion, $4.8 billion, and $4.2 billion at December 31, 2022, 2021 and 2020, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the Years Ended December 31, 2022, 2021 and 2020
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2022:
Life insurance in force	$1,266.7	$784.5	$—	$482.1	—%

Premium Revenues:
General Insurance	$6,021.0	$2,299.5	$87.1	$3,808.6	2.3%
Title Insurance	3,498.1	.1	2.6	3,500.6	.1
RFIG Run-off	23.2	—	—	23.2	—
Life and Health Insurance:
Life insurance	7.1	3.2	—	3.9	—
Accident and health insurance	13.7	8.0	—	5.6	—
Total Life & Health Insurance	20.8	11.2	—	9.6	—
Consolidating adjustments	—	(.3)	(.3)	—	—
Consolidated	$9,563.3	$2,310.5	$89.4	$7,342.1	1.2%

Year Ended December 31, 2021:
Life insurance in force	$1,473.2	$878.5	$—	$594.6	—%

Premium Revenues:
General Insurance	$5,509.1	$2,027.3	$73.7	$3,555.5	2.1%
Title Insurance	3,958.6	—	1.8	3,960.5	—
RFIG Run-off	32.6	—	—	32.6	—
Life and Health Insurance:
Life insurance	7.8	3.0	—	4.8	—
Accident and health insurance	15.2	9.0	—	6.1	—
Total Life & Health Insurance	23.1	12.1	—	11.0	—
Consolidating adjustments	—	(.4)	(.4)	—	—
Consolidated	$9,523.6	$2,039.0	$75.1	$7,559.8	1.0%

Year Ended December 31, 2020:
Life insurance in force	$1,665.7	$936.8	$—	$728.8	—%

Premium Revenues:
General Insurance	$5,030.2	$1,706.3	$70.3	$3,394.2	2.1%
Title Insurance	2,892.8	.1	1.6	2,894.4	.1
RFIG Run-off	45.1	—	—	45.1	—
Life and Health Insurance:
Life insurance	7.8	2.4	—	5.3	—
Accident and health insurance	17.1	10.4	—	6.6	—
Total Life & Health Insurance	24.9	12.9	—	12.0	—
Consolidating adjustments	—	(.4)	(.4)	—	—
Consolidated	$7,993.2	$1,718.9	$71.5	$6,345.8	1.1%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021 and 2020
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (1)	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2022:
Deducted from Asset Accounts:
Reserve for credit losses	$40.1	$2.9	$—	$—	$43.0

Year Ended December 31, 2021:
Deducted from Asset Accounts:
Reserve for credit losses	$36.5	$3.5	$—	$—	$40.1

Year Ended December 31, 2020:
Deducted from Asset Accounts:
Reserve for credit losses	$—	$6.4	$30.1	$—	$36.5
__________

(1)Relates to the Company's adoption of the FASB's current expected credit loss standard effective January 1, 2020.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the Years Ended December 31, 2022, 2021 and 2020
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (1)	Deferred Policy Acquisition Costs	Loss and Loss Adjustment Expense Reserves (2)	Discount, If Any, Deducted in Column C	Unearned Premiums (2)

Year Ended December 31:
2022	$382.2	$6,824.8	$184.7	$2,028.5
2021	349.9	6,587.0	174.8	1,870.7
2020	327.2	6,328.0	196.9	1,765.2

Column A	Column F	Column G	Column H

		Net Investment Income	Loss and Loss Adjustment Expenses Incurred Related to
Affiliation With Registrant (1)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2022	$3,808.6	$358.0	$2,545.1	$(193.1)
2021	3,555.5	342.4	2,418.3	(137.9)
2020	3,394.2	352.2	2,380.5	(27.4)

Column A	Column I	Column J	Column K

Affiliation With Registrant (1)	Amortization of Deferred Policy Acquisition Costs	Paid Loss and Loss Adjustment Expenses	Premiums Written

Year Ended December 31:
2022	$591.2	$2,114.2	$3,978.2
2021	501.9	2,021.3	3,680.9
2020	500.9	2,046.3	3,431.3
__________

(1)    Includes consolidated property-casualty entities. The amounts relating to the Company's unconsolidated property-casualty subsidiaries and the proportionate share of the registrant's and its subsidiaries' 50%-or-less owned property-casualty equity investees are immaterial and have, therefore, been omitted from this schedule.
(2)    See note (2) to Schedule III.

EXHIBIT INDEX

An index of exhibits required by Item 601 of Regulation S-K follows:

(3)	Articles of incorporation and by-laws.

	(A)	*	Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant's Form 10-Q filed June 30, 2014).

	(B)	*	Amended and Restated By-laws. (Exhibit 3.1 to Registrant's Form 8-K filed August 19, 2022).

(4)	Instruments defining the rights of security holders, including indentures.

	(A)	*	Agreement to furnish certain long-term debt instruments to the Securities & Exchange Commission upon request. (Exhibit 4(D) to Registrant's Form 8 dated August 28, 1987).

	(B)	*
Form of Indenture dated as of August 15, 1992 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee (refiled as Exhibit 4.1 to Registrant's Form 8-K filed April 22, 2009).

	(C)	*	Supplemental Indenture No. 1 dated as of June 15, 1997, supplementing the Indenture. (Exhibit 4.3 to the Registrant's Form 8-A filed June 16, 1997).

	(D)	*	Supplemental Indenture No. 2 dated as of December 31, 1997 supplementing the Indenture. (Exhibit 4.3 to the Registrant's Form S-3/A filed January 7, 1998).

	(E)	*
Fifth Supplemental Indenture dated as of September 25, 2014 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant's Form 8-K filed September 25, 2014).

	(F)	*
Sixth Supplemental Indenture dated as of August 26, 2016 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant's Form 8-K filed August 26, 2016).

	(G)	*
Seventh Supplemental Indenture dated as of June 11, 2021 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant's Form 8-K filed June 8, 2021).

	(H)		Description of Common Stock of the Registrant.

(10)	Material contracts.

**	(A)	*	Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant's Annual Report on Form 10-K for 2018).

**	(B)	*	Amended and Restated Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 10(a) to Registrant's Form 10-Q filed March 31, 2014).

**	(C)	*	Old Republic International Corporation 2016 Incentive Compensation Plan. (Exhibit 99.1 to Registrant's Form 8-K filed May 28, 2015).

**	(D)	*
Forms of Agreement for Old Republic International Corporation to use as a Sign-On Restricted Stock Award or as a Restricted Stock Award for awards granted to certain employees or officers of the Registrant or its Subsidiaries. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2017).

**	(E)	*	Old Republic International Corporation 2022 Incentive Compensation Plan. (Exhibit 10.1 to Registrant's Form 8-K filed May 31, 2022).

**	(F)	*	Old Republic International Corporation Form of Stock Option Award Agreement (2022 Incentive Compensation Plan). (Exhibit 10.2 to Registrant's Form 8-K filed May 31, 2022).

**	(G)	*	Old Republic International Corporation Form of Restricted Stock Award Agreement (2022 Incentive Compensation Plan). (Exhibit 10.3 to Registrant's Form 8-K filed May 31, 2022).

(Exhibit Index, Continued)

**	(H)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2018.)

	(I)	*	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies. (Exhibit 10(a) to Registrant's Form 10-Q filed March 31, 2013).

(21)			Subsidiaries of the registrant.

(23.1)			Consent of KPMG LLP.

(24)			Powers of attorney.

(31.1)			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(101.INS)			XBRL Instance Document - The instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)			XBRL Taxonomy Extension Schema

(101.CAL)			XBRL Taxonomy Extension Calculation Linkbase

(101.DEF)			XBRL Taxonomy Extension Definition Linkbase

(101.LAB)			XBRL Taxonomy Extension Label Linkbase

(101.PRE)			XBRL Taxonomy Extension Presentation Linkbase

*    Exhibit incorporated herein by reference.

**    Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.