Form 10-Q
period 2023-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2023-05-05
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	March 31, 2023
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at March 31, 2023 was 292,769,520.

There are 44 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2023

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND COMMON
	SHAREHOLDERS' EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 17

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	18 - 39

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	40

	CONTROLS AND PROCEDURES	40

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	41

	ITEM 1A - RISK FACTORS	41

	ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41

	ITEM 6 - EXHIBITS	42

SIGNATURE		43

EXHIBIT INDEX		44

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	March 31,	December 31,
	2023	2022
Assets
Investments:
Available for sale:
Fixed income securities (at fair value) (amortized cost: $12,357.6 and $12,336.3)	$11,944.1	$11,746.7
Short-term investments (at fair value which approximates cost)	863.1	860.8
Total	12,807.3	12,607.6
Equity securities (at fair value) (cost: $1,889.9 and $1,948.1)	3,160.7	3,220.9
Other investments	34.3	31.2
Total Investments	16,002.4	15,859.9
Other Assets:
Cash	93.7	81.0
Accrued investment income	113.1	106.7
Accounts and notes receivable	2,020.3	1,927.5
Federal income tax recoverable: Current	—	15.7
Reinsurance balances and funds held	344.8	323.0
Reinsurance recoverable: Paid losses	126.0	119.4
Policy and loss reserves	5,407.3	5,468.5
Deferred policy acquisition costs	393.3	382.5
Sundry assets	896.6	874.8
Total Other Assets	9,395.4	9,299.5
Total Assets	$25,397.9	$25,159.4
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Loss and loss adjustment expense reserves	$12,136.1	$12,221.5
Unearned premiums	2,884.4	2,787.8
Other policyholders' benefits and funds	181.9	182.2
Total policy liabilities and accruals	15,202.5	15,191.6
Commissions, expenses, fees, and taxes	503.2	514.8
Reinsurance balances and funds	1,107.4	1,079.4
Federal income tax payable: Current	32.3	—
Federal income tax: Deferred	77.4	42.7
Debt	1,590.2	1,597.0
Sundry liabilities	552.6	560.5
Total Liabilities	19,065.9	18,986.2
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	292.7	296.9
Additional paid-in capital	1,033.5	1,141.8
Retained earnings	5,450.3	5,321.8
Accumulated other comprehensive income (loss)	(377.9)	(517.8)
Unallocated 401(k) plan shares (at cost)	(66.7)	(69.5)
Total Common Shareholders' Equity	6,331.9	6,173.2
Total Liabilities, Preferred Stock and Common Shareholders' Equity	$25,397.9	$25,159.4

________

(1)    At March 31, 2023 and December 31, 2022, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 292,769,520 and 296,932,316 were issued as of March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2023	2022
Revenues:
Net premiums earned	$1,496.2	$1,828.7
Title, escrow, and other fees	58.9	90.2
Total premiums and fees	1,555.2	1,919.0
Net investment income	137.8	106.2
Other income	39.4	36.2
Total operating revenues	1,732.4	2,061.5
Net investment gains (losses):
Realized from actual transactions and impairments	28.2	65.2
Unrealized from changes in fair value of
equity securities	(2.0)	79.8
Total realized and unrealized investment gains	26.2	145.1
Total revenues	1,758.7	2,206.6

Expenses:
Loss and loss adjustment expenses	600.2	604.4
Dividends to policyholders	3.6	3.4
Underwriting, acquisition, and other expenses	888.6	1,199.0
Interest and other charges	16.9	16.9
Total expenses	1,509.5	1,823.9
Income before income taxes	249.2	382.6

Income Taxes (Credits):
Current	51.2	63.1
Deferred	(1.9)	13.2
Total	49.3	76.3

Net Income	$199.8	$306.3

Net Income Per Share:
Basic	$.68	$1.01
Diluted	$.68	$1.00

Average shares outstanding: Basic	291,945,750	303,582,578
Diluted	293,993,474	305,424,592

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2023	2022
Net Income As Reported	$199.8	$306.3

Other comprehensive income (loss):
Unrealized gains (losses) on securities not included
in the statements of income:
Unrealized gains (losses) before reclassifications,
not included in the statements of income	173.7	(533.2)
Amounts reclassified as realized investment
losses in the statements of income	3.0	21.7
Pretax unrealized gains (losses) on securities not
included in the statements of income	176.8	(511.5)
Deferred income taxes (credits)	37.3	(108.0)
Net unrealized gains (losses) on securities not included
in the statements of income, net of tax	139.5	(403.5)
Defined benefit pension plans:
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	—	.7
Pretax net adjustment related to defined benefit
pension plans	—	.7
Deferred income taxes	—	.1
Net adjustment related to defined benefit pension
plans, net of tax	—	.6
Foreign currency translation adjustment and other	.3	6.8
Total other comprehensive income (loss)	139.8	(396.0)
Comprehensive Income (Loss)	$339.7	$(89.7)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2023	2022
Preferred Stock:
Balance, beginning and end of period	$—	$—

Common Stock:
Balance, beginning of period	$296.9	$307.5
Dividend reinvestment plan	—	—
Stock based compensation	1.1	.7
Treasury stock restored to unissued status	(5.3)	—
Balance, end of period	$292.7	$308.3

Additional Paid-in Capital:
Balance, beginning of period	$1,141.8	$1,376.1
Dividend reinvestment plan	.3	.2
Stock based compensation	18.8	13.2
401(k) plan shares released	.9	1.6
Treasury stock restored to unissued status	(128.4)	—
Balance, end of period	$1,033.5	$1,391.3

Retained Earnings:
Balance, beginning of period	$5,321.8	$5,214.0
Adoption of new accounting principle (1)	—	2.0
Balance, beginning of period, as adjusted	5,321.8	5,216.1
Net income	199.8	306.3
Dividends on common shares (2)	(71.3)	(69.4)
Balance, end of period	$5,450.3	$5,452.9

Accumulated Other Comprehensive Loss:
Balance, beginning of period	$(517.8)	$78.0
Adoption of new accounting principle (1)	—	(.5)
Balance, beginning of period, as adjusted	(517.8)	77.4
Net unrealized gains (losses) on securities not included in the
statements of income, net of tax	139.5	(403.5)
Net adjustment related to defined benefit pension plans,
net of tax	—	.6
Foreign currency translation adjustment and other	.3	6.8
Balance, end of period	$(377.9)	$(318.5)

Unallocated 401(k) Plan Shares:
Balance, beginning of period	$(69.5)	$(82.5)
401(k) plan shares released	2.7	2.9
Balance, end of period	$(66.7)	$(79.6)

Treasury Stock:
Balance, beginning of period	$—	$—
Acquired during the period	(133.7)	—
Restored to unissued status	133.7	—
Balance, end of period	$—	$—
________
(1)    Reflects the Company's adoption of a new accounting principle relating to long-duration contracts on January 1, 2023. Refer to additional discussion in Note 1 to the Consolidated Financial Statements.
(2)    Cash dividends per common share of $.245 and $.230 were declared for the quarters ended March 31, 2023 and 2022, respectively.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$199.8	$306.3
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(10.7)	(8.4)
Premiums and other receivables	(92.8)	(93.0)
Loss and loss adjustment expense reserves	26.2	84.5
Unearned premiums and other policyholders' liabilities	46.4	49.0
Income taxes	45.2	73.5
Reinsurance balances and funds	(.3)	51.6
Realized investment gains from actual transactions	(28.2)	(65.2)
Unrealized investment (gains) losses from changes in fair value
of equity securities	2.0	(79.8)
Accounts payable, accrued expenses and other	(30.9)	(40.0)
Total	156.6	278.4

Cash flows from investing activities:
Maturities and calls of fixed income securities	331.4	324.6
Sales of:
Fixed income securities	109.8	173.7
Equity securities	101.3	497.9
Other investments	3.0	2.2
Purchases of:
Fixed income securities	(461.5)	(1,094.3)
Equity securities	(11.8)	(.1)
Other investments	(21.1)	(9.5)
Net decrease (increase) in short-term investments	(2.2)	(174.1)
Other - net	.3	(5.8)
Total	49.3	(285.4)

Cash flows from financing activities:
Issuance of common shares	17.1	13.8
Redemption of debentures and notes	(5.3)	—
Dividends on common shares	(71.2)	(69.4)
Treasury stock acquired	(133.7)	—
Other - net	(.2)	(.3)
Total	(193.3)	(56.0)

Increase (decrease) in cash	12.6	(63.0)
Cash, beginning of period	81.0	158.1
Cash, end of period	$93.7	$95.1

Supplemental cash flow information:
Cash paid during the period for: Interest	$20.5	$20.4
Income taxes	$4.1	$2.8
See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

Note 1 - Summary of Significant Accounting Policies

Accounting Principles - The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2022 Annual Report on Form 10-K incorporated herein by reference. The financial accounting and reporting process relies on estimates and on the exercise of judgment. In the opinion of management all adjustments consisting only of normal recurring accruals necessary for a fair presentation of interim periods' results and financial position have been recorded. Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective.

Statement Presentation - Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

Accounting Standard Adoption - On January 1, 2023, the Company adopted FASB's Accounting Standards Update (ASU) No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The standard requires insurance companies with long duration contracts to review and update the assumptions used to measure expected cash flows at least annually, with changes flowing through the income statement, and update the discount rate assumption at each reporting date, with changes flowing through other comprehensive income, as well as enhance disclosures related to the liability. The standard most significantly impacts the discount rate used in estimating reserves for the Company’s life insurance business which is in runoff. The guidance was applied using a modified retrospective approach as of January 1, 2021, resulting in changes to other policyholders’ benefits and funds, and a net of tax opening equity adjustment to retained earnings and accumulated other comprehensive income, neither of which had a material impact on the consolidated financial statements.

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

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At March 31, 2023, the Company and its subsidiaries did not have significant amounts of non-income producing securities.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 20% of 2023 consolidated title business revenues. Such premiums are generally recognized as income at the transaction closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and loss reserve provisions.

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

The Company's accounting policy regarding the establishment of loss reserve estimates is described in Note 1 to the consolidated financial statements included in Old Republic's 2022 Annual Report on Form 10-K.

Employee Benefit Plans - The Company has a closed pension plan (the Plan) for certain employees under which benefits were frozen as of December 31, 2013. The funded status of the Plan is recognized as a net pension asset or liability, as applicable, with offsetting entries reflected as a component of shareholders' equity in accumulated other comprehensive income, net of deferred taxes. The Company also provides long-term incentive awards to certain employees.

In March 2023, the Compensation Committee of the Company’s Board of Directors approved the Old Republic International Corporation 2023 Performance Recognition Plan (PRP), replacing the previous Key Employee Performance Recognition Plans, as a means of providing cash incentive compensation to named executive officers and certain other senior managers. The PRP is an objective performance-based program providing for annual payouts based on satisfaction of specified performance objectives and individual performance. Financial statement accruals established during the first quarter of 2023 reflect a pro-rata share of the Company’s estimate of annual performance-based incentive awards under the PRP.

Note 2 - Investments

The amortized cost and estimated fair values by type and contractual maturity of fixed income securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Income Securities by Type:
March 31, 2023:
U.S. & Canadian Governments	$2,264.2	$1.3	$87.8	$2,177.6
Tax-exempt	861.6	.6	7.4	854.8
Corporate	9,231.6	44.3	364.4	8,911.6
	$12,357.6	$46.2	$459.7	$11,944.1

December 31, 2022:
U.S. & Canadian Governments	$2,300.0	$—	$114.8	$2,185.2
Tax-exempt	882.5	.1	12.9	869.7
Corporate	9,153.7	20.3	482.2	8,691.7
	$12,336.3	$20.5	$610.1	$11,746.7

	Amortized Cost	Estimated Fair Value
Fixed Income Securities Stratified by Contractual Maturity at March 31, 2023:
Due in one year or less	$1,510.8	$1,495.0
Due after one year through five years	5,864.9	5,673.8
Due after five years through ten years	4,825.8	4,619.0
Due after ten years	155.9	156.2
	$12,357.6	$11,944.1

The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023:

Fixed Income Securities:
U.S. & Canadian Governments	$1,496.9	$48.5	$543.7	$39.3	$2,040.6	$87.8
Tax-exempt	753.7	7.4	—	—	753.7	7.4
Corporate	5,697.1	232.8	1,359.5	131.5	7,056.6	364.4
	$7,947.8	$288.8	$1,903.2	$170.8	$9,851.0	$459.7

Number of securities in
unrealized loss position		1,444		300		1,744

December 31, 2022:

Fixed Income Securities:
U.S. & Canadian Governments	$1,769.6	$71.0	$403.8	$43.8	$2,173.4	$114.8
Tax-exempt	843.8	12.9	—	—	843.8	12.9
Corporate	6,798.6	355.1	1,053.6	127.1	7,852.2	482.2
	$9,412.0	$439.1	$1,457.4	$170.9	$10,869.5	$610.1

Number of securities in
unrealized loss position		1,716		236		1,952

In the above tables the unrealized losses on fixed income securities are deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. The Company recorded no allowance for credit losses as of March 31, 2023, and December 31, 2022.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023	$1,889.9	$1,290.0	$19.2	$3,160.7
December 31, 2022	$1,948.1	$1,291.5	$18.6	$3,220.9

During the first quarters of 2023 and 2022, the Company recognized pretax unrealized investment gains (losses) of $(2.0) and $79.8, respectively, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at March 31, 2023 and 2022 were $19.9 and $182.2, respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of March 31, 2023 and December 31, 2022.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2023:	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. & Canadian Governments	$1,610.7	$566.8	$—	$2,177.6
Tax-exempt	—	854.8	—	854.8
Corporate	—	8,891.5	20.0	8,911.6
Short-term investments	863.1	—	—	863.1
Equity securities	$3,158.9	$—	$1.8	$3,160.7

As of December 31, 2022:
Fixed income securities:
U.S. & Canadian Governments	$1,598.8	$586.3	$—	$2,185.2
Tax-exempt	—	869.7	—	869.7
Corporate	—	8,670.9	20.8	8,691.7
Short-term investments	860.8	—	—	860.8
Equity securities	$3,219.1	$—	$1.7	$3,220.9

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2023.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended
	March 31,
	2023	2022
Investment income:
Fixed income securities	$103.8	$66.2
Equity securities	25.5	41.5
Short-term investments	9.8	.1
Other investments	2.0	.2
Gross investment income	141.3	108.1
Investment expenses	3.4	1.8
Net investment income	$137.8	$106.2

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$.6	$—
Losses	(3.7)	(21.8)
Net	(3.0)	(21.7)
Equity securities:
Gains	38.3	113.5
Losses	(7.0)	(26.5)
Net	31.3	87.0
Other investments, net	—	—
Total realized from actual transactions	28.2	65.2
From unrealized changes in fair value of equity securities	(2.0)	79.8
Total realized and unrealized investment gains (losses)	26.2	145.1
Current and deferred income taxes (credits)	5.5	30.5
Net of tax realized and unrealized investment gains (losses)	$20.6	$114.5

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed income securities	$175.7	$(507.3)
Less: Deferred income taxes (credits)	37.1	(107.1)
	138.6	(400.2)

Other investments	1.0	(4.1)
Less: Deferred income taxes (credits)	.2	(.8)
	.8	(3.3)
Net changes in unrealized investment gains (losses),
net of tax	$139.5	$(403.5)

Note 3 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	Quarters Ended
	March 31,
	2023	2022
Gross reserves at beginning of period	$12,221.5	$11,425.5
Less: reinsurance losses recoverable	4,699.5	4,125.3
Net reserves at beginning of period:
General Insurance	6,824.8	6,587.0
Title Insurance	612.8	594.2
RFIG Run-off	77.9	111.2
Other	6.3	7.6
Sub-total	7,521.9	7,300.2
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
General Insurance	642.0	607.6
Title Insurance	21.8	35.7
RFIG Run-off	3.3	4.0
Other	2.7	2.4
Sub-total	670.0	649.8
Change in provision for insured events of prior years:
General Insurance	(53.4)	(28.8)
Title Insurance	(6.4)	(6.3)
RFIG Run-off	(7.7)	(8.3)
Other	(1.5)	(1.5)
Sub-total	(69.2)	(45.0)
Total incurred loss and loss adjustment expenses	600.8	604.7
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
General Insurance	114.7	100.4
Title Insurance	.3	.5
RFIG Run-off	—	—
Other	1.1	.5
Sub-total	116.3	101.4
Loss and loss adjustment expenses attributable to
insured events of prior years:
General Insurance	436.7	394.2
Title Insurance	17.5	20.1
RFIG Run-off	3.4	3.4
Other	.7	.8
Sub-total	458.4	418.6
Total payments	574.7	520.1
Net reserves at end of period:
General Insurance	6,861.9	6,671.1
Title Insurance	610.3	602.9
RFIG Run-off	70.0	103.5
Other	5.7	7.2
Sub-total	7,548.0	7,384.8
Reinsurance losses recoverable	4,588.0	4,184.2
Gross reserves at end of period	$12,136.1	$11,569.1

The majority of the favorable development experienced by General Insurance occurred within the 2011-2018 accident years and came predominantly from the commercial auto and workers' compensation lines of coverage. Favorable development experienced from Title Insurance occurred largely within the 2018-2020 accident years, while RFIG Run-off was driven by positive trends in delinquency cure rates.

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

	Quarters Ended
	March 31,
	2023	2022
Numerator:
Net income	$199.8	$306.3
Denominator:
Basic weighted-average shares (a)	291,945,750	303,582,578
Effect of dilutive securities - stock based
compensation awards	2,047,724	1,842,014
Diluted adjusted weighted-average shares (a)	293,993,474	305,424,592
Earnings per share: Basic	$.68	$1.01
Diluted	$.68	$1.00

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock based compensation awards	3,298,750	—
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

The Company's credit allowance was comprised of $16.0 related to reinsurance recoverables as of both March 31, 2023 and December 31, 2022, and $26.5 and $27.0 related to accounts and notes receivable, as of March 31, 2023 and December 31, 2022, respectively.

The Company's evaluation of credit losses on available for sale securities is discussed further in Note 2. The Company is not exposed to material concentrations of credit risks as to any one issuer of investment securities.

Note 7 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes:
4.875% issued in 2014 and due 2024	$399.1	$396.6	$399.0	$397.5
3.875% issued in 2016 and due 2026	548.0	528.5	547.9	522.1
3.850% issued in 2021 and due 2051	642.9	483.5	642.9	449.1
Other miscellaneous debt	—	—	7.1	7.1
Total debt	$1,590.2	$1,408.7	$1,597.0	$1,375.9

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt classified within Level 2 of the fair value hierarchy as presented below. The Company used an internally generated interest yield market matrix table, which incorporates maturity, coupon rate, credit quality, structure and current market conditions to estimate the fair value of its outstanding debt classified within Level 3.

The following table shows a summary of financial liabilities disclosed, but not carried at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
March 31, 2023	$1,590.2	$1,408.7	$—	$1,408.7	$—
December 31, 2022	$1,597.0	$1,375.9	$—	$1,368.7	$7.1

Note 8 - Common Share Repurchases

On August 18, 2022, the Board of Directors authorized a $450.0 share repurchase program. During the quarter, the Company repurchased $133.7 of common shares, inclusive of taxes and fees (5.3 million shares at an average price of $25.10 per share). Following the close of the quarter, the Company repurchased 1.3 million additional shares for $34.6 (average price of $24.97), completing its repurchase program under the authorization.

Note 9 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At March 31, 2023, the Company had no material non-claim litigation exposures in its consolidated business.

Note 10 - Information About Segments of Business

The Company is engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance and the Republic Financial Indemnity Group (RFIG) Run-off. The results of a small life and accident insurance business are included within the Corporate & Other caption of this report. Old Republic's business is managed for the long run. In this context management's key objectives are to achieve highly profitable operating results over the long term, and to ensure balance sheet strength for the primary needs of the insurance subsidiaries' underwriting and related services business. In this view, the evaluation of periodic and long-term results excludes consideration of net investment gains (losses). Under GAAP, however, net income, inclusive of net investment gains (losses), is the measure of total profitability. In management's opinion, the focus on income excluding net investment gains (losses), also described herein as segment pretax operating income, provides a better way to analyze, evaluate, and establish accountability for the results of the insurance operations. The inclusion of realized investment gains (losses) in net income can mask trends in operating results, because such realizations are often highly discretionary. Similarly, the inclusion of unrealized investment gains (losses) in equity securities can further distort such operating results with significant period-to-period fluctuations. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

	Quarters Ended
	March 31,
	2023	2022
General Insurance:
Net premiums earned	$965.1	$910.9
Net investment income and other income	148.0	118.4
Total revenues excluding investment gains	$1,113.1	$1,029.4
Segment pretax operating income (a)	$193.2	$142.5
Income tax expense	$39.0	$27.6

Title Insurance:
Net premiums earned	$524.3	$908.7
Title, escrow and other fees	58.9	90.2
Sub-total	583.2	998.9
Net investment income and other income	13.9	11.5
Total revenues excluding investment gains	$597.1	$1,010.5
Segment pretax operating income (a)	$17.4	$80.9
Income tax expense	$2.9	$16.9

RFIG Run-off:
Net premiums earned	$4.6	$6.5
Net investment income and other income	1.5	2.0
Total revenues excluding investment gains	$6.1	$8.6
Segment pretax operating income	$6.9	$9.7
Income tax expense	$1.4	$1.9

Consolidated Revenues:
Total revenues of Company segments	$1,716.5	$2,048.5
Corporate & other (b)	52.8	45.4
Consolidated investment gains (losses):
Realized from actual transactions and impairments	28.2	65.2
Unrealized from changes in fair value of equity securities	(2.0)	79.8
Total realized and unrealized investment gains	26.2	145.1
Consolidation elimination adjustments	(36.9)	(32.4)
Consolidated revenues	$1,758.7	$2,206.6

Consolidated Pretax Income:
Total segment pretax operating income of
Company segments	$217.6	$233.2
Corporate & other (b)	5.3	4.2
Consolidated investment gains (losses):
Realized from actual transactions and impairments	28.2	65.2
Unrealized from changes in fair value of equity securities	(2.0)	79.8
Total realized and unrealized investment gains	26.2	145.1
Consolidated income before income taxes	$249.2	$382.6

Consolidated Income Tax Expense (Credits):
Total income tax expense
of Company segments	$43.4	$46.5
Corporate & other (b)	.3	(.8)
Income tax expense on consolidated realized
and unrealized investment gains	5.5	30.5
Consolidated income tax expense	$49.3	$76.3

	March 31,	December 31,
	2023	2022
Consolidated Assets:
General Insurance	$21,420.5	$21,227.9
Title Insurance	2,030.5	2,077.6
RFIG Run-off	320.0	344.2
Total assets of company segments	23,771.1	23,649.9
Corporate & other (b)	1,794.3	1,736.8
Consolidation elimination adjustments	(167.5)	(227.2)
Consolidated assets	$25,397.9	$25,159.4

(a)    Segment pretax operating income is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $19.3 and $16.0 for the quarters ended March 31, 2023 and 2022, respectively, and Title - $- and $.4 for the quarters ended March 31, 2023 and 2022, respectively.
(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company and several internal corporate services subsidiaries.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2023 and 2022
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance and Republic Financial Indemnity Group (RFIG) Run-off. A small life and accident insurance business, accounting for 0.2% of consolidated operating revenues for the quarter ended March 31, 2023 and 0.5% of consolidated assets as of that date, is included within the Corporate & Other caption of this report.

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

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices generally reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends by insurance subsidiaries to the parent holding company. The major differences between these statutory financial accounting practices and GAAP are summarized in Note 1 to the consolidated financial statements included in Old Republic's 2022 Annual Report on Form 10-K.

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

In light of the above factors, the Company is managed for the long run and with little regard for quarterly or even annual reporting periods. These time frames are too short. Management believes results are best evaluated by looking at underwriting and overall operating performance trends over 10-year intervals. These likely include one or two economic and/or underwriting cycles. This provides enough time for these cycles to run its course, for premium rate changes and subsequent underwriting results to be reflected in financial statements, and for reserved loss costs to be quantified with greater certainty.

This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended March 31,
	2023	2022	% Change
Pretax income	$249.2	$382.6
Pretax investment gains	26.2	145.1
Pretax income excluding investment gains	$222.9	$237.5	(6.1)%

Net income	$199.8	$306.3
Net of tax investment gains	20.6	114.5
Net income excluding investment gains	$179.2	$191.7	(6.6)%

Combined ratio	92.7%	91.9%

PER DILUTED SHARE

	Quarters Ended March 31,
	2023	2022	% Change
Net income	$0.68	$1.00
Net of tax investment gains	$0.07	$0.37
Net income excluding investment gains	$0.61	$0.63	(3.2)%

SHAREHOLDERS' EQUITY (BOOK VALUE)

	Mar. 31,	Dec. 31,
	2023	2022	% Change
Total	$6,331.9	$6,173.2	2.6%
Per Common Share	$21.91	$21.07	4.0%

The Company reported pretax income, excluding investment gains (losses), of $222.9 for the quarter. General Insurance pretax operating income rose 35.6%, while Title Insurance results were negatively impacted by the effect of elevated mortgage interest rates. Solid General Insurance underwriting results led to a consolidated combined ratio of 92.7%.

Consolidated net premiums and fees earned were down 19.0% for the quarter, with Title Insurance dropping 41.6% as a result of lower revenues in both direct and agency operations, while General Insurance grew 5.9%. Net investment income increased significantly in the quarter, primarily due to higher investment yields earned.

During the quarter, the Company returned total capital to shareholders of approximately $204, comprised of $71 in dividends, and nearly $133 of share repurchases (5.3 million shares at an average price of $25.10 per share). Following the close of the quarter, the Company repurchased $35 of additional shares (1.4 million shares at an average price of $24.97 per share), thereby completing its repurchase program under the most recent authorization.

Book value per share grew to $21.91 as of March 31, 2023, reflecting higher fair market values in the investment portfolio during the quarter and operating earnings. With the addition of dividends declared during the quarter, this was an increase of 5.1% over year-end 2022.

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

FINANCIAL HIGHLIGHTS
	Quarters Ended March 31,
SUMMARY INCOME STATEMENTS:	2023	2022	% Change
Revenues:
Net premiums and fees earned	$1,555.2	$1,919.0	(19.0)%
Net investment income	137.8	106.2	29.7
Other income	39.4	36.2	8.8
Total operating revenues	1,732.4	2,061.5	(16.0)
Investment gains (losses):
Realized from actual transactions and impairments	28.2	65.2
Unrealized from changes in fair value of equity securities	(2.0)	79.8
Total investment gains	26.2	145.1
Total revenues	1,758.7	2,206.6
Operating expenses:
Loss and loss adjustment expenses	603.9	607.9	(0.7)
Sales and general expenses	888.6	1,199.0	(25.9)
Interest and other charges	16.9	16.9	—
Total operating expenses	1,509.5	1,823.9	(17.2)%
Pretax income	249.2	382.6
Income taxes	49.3	76.3
Net income	$199.8	$306.3

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income excluding investment gains (losses)	$0.61	$0.63	(3.2)%
Net investment gains (losses):
Realized from actual transactions and impairments	0.08	0.17
Unrealized from changes in fair value of equity securities	(0.01)	0.21
Basic net income	$0.68	$1.01
Diluted net income excluding investment gains (losses)	$0.61	$0.63	(3.2)%
Net investment gains (losses):
Realized from actual transactions and impairments	0.08	0.17
Unrealized from changes in fair value of equity securities	(0.01)	0.20
Diluted net income	$0.68	$1.00
Cash dividends on common stock	$0.245	$0.230
Book value per share	$21.91	$22.24	(1.5)%

We believe the information presented in the following table highlights the most meaningful indicators of ORI's segmented and consolidated financial performance. The information underscores the performance of our underwriting subsidiaries, as well as our sound investment of their capital and underwriting cash flows.

Sources of Consolidated Income
	Quarters Ended March 31,
	2023	2022	% Change
Net premiums and fees earned:
General insurance	$965.1	$910.9	5.9%
Title insurance	583.2	998.9	(41.6)
RFIG run-off	4.6	6.5	(28.9)
Corporate & other	2.1	2.4	(13.3)
Consolidated	$1,555.2	$1,919.0	(19.0)%

Underwriting and related services income (loss):
General insurance	$103.8	$76.3	36.0%
Title insurance	3.7	70.2	(94.7)
RFIG run-off	5.4	7.7	(29.8)
Corporate & other	(10.9)	(6.1)	(78.9)
Consolidated	$102.1	$148.2	(31.1)%

Consolidated underwriting ratio:
Loss ratio:
Current year	43.3%	34.1%
Prior years	(4.5)	(2.4)
Total	38.8	31.7
Expense ratio	53.9	60.2
Combined ratio	92.7%	91.9%

Net investment income:
General insurance	$108.7	$82.4	31.9%
Title insurance	13.7	11.3	21.8
RFIG run-off	1.5	2.0	(26.0)
Corporate & other	13.7	10.4	31.6
Consolidated	$137.8	$106.2	29.7%

Interest and other charges (credits):
General insurance	$19.4	$16.3
Title insurance	—	0.5
Corporate & other (a)	(2.5)	—
Consolidated	$16.9	$16.9	—%

Segmented and consolidated pretax income
excluding investment gains (losses):
General insurance	$193.2	$142.5	35.6%
Title insurance	17.4	80.9	(78.5)
RFIG run-off	6.9	9.7	(29.0)
Corporate & other	5.3	4.2	25.8
Consolidated	222.9	237.5	(6.1)%
Income taxes on above	43.7	45.7
Net income excluding investment
gains (losses)	179.2	191.7	(6.6)%
Consolidated pretax investment gains (losses):
Realized from actual transactions
and impairments	28.2	65.2
Unrealized from changes in
fair value of equity securities	(2.0)	79.8
Total	26.2	145.1
Income taxes on above	5.5	30.5
Net of tax investment gains	20.6	114.5
Net income	$199.8	$306.3
Consolidated operating cash flow	$156.6	$278.4

(a) Includes consolidation/elimination entries.

General Insurance Segment Operating Results

	Quarters Ended March 31,
	2023	2022	% Change
Net premiums written	$1,014.0	$960.8	5.5%
Net premiums earned	965.1	910.9	5.9
Net investment income	108.7	82.4	31.9
Other income	39.2	35.9	9.1
Operating revenues	1,113.1	1,029.4	8.1
Loss and loss adjustment expenses	592.3	582.2	1.7
Sales and general expenses	308.1	288.3	6.9
Interest and other charges	19.4	16.3	19.0
Operating expenses	919.9	886.9	3.7
Segment pretax operating income	$193.2	$142.5	35.6%

Loss ratio:
Current year	66.9%	67.1%
Prior years	(5.5)	(3.2)
Total	61.4	63.9
Expense ratio	27.9	27.7
Combined ratio	89.3%	91.6%

General Insurance net premiums earned increased 5.9% for the quarter, driven by premium rate increases, high renewal retention ratios, and new business production. Premium growth was experienced across most lines of coverage, and was most pronounced within commercial auto. This line achieved strong rate increases which were partially offset by rate declines within public D&O and workers' compensation coverages. Net investment income increased significantly in the quarter, reflecting higher investment yields earned and to a lesser extent, growth in the invested asset base.

The reported loss ratio for General Insurance improved considerably in the quarter, inclusive of favorable reserve development from prior periods. Favorable development of 5.5% came predominantly from the commercial auto and workers' compensation lines of coverage. The current period loss costs reflect several years of premium rate increases, underwriting actions, and a shift in the line of coverage mix. The first quarter expense ratio is consistent with the prior quarter and the current line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in shifts in the lines of coverage mix toward lines with higher expense ratios and lower current period loss ratios.

Together, these factors produced highly profitable combined ratios and greater pretax operating income for the quarter. For General Insurance, we target combined ratios between 90% and 95% over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly given the long claim payment patterns associated with the business.

The following table shows recent annual and interim periods' loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2018	72.2%	—%	72.2%
2019	71.8	0.4	71.4
2020	69.9	(0.8)	70.7
2021	64.8	(3.8)	68.6
2022	62.1%	(5.1)%	67.2%
1st Quarter 2022	63.9%	(3.2)%	67.1%
1st Quarter 2023	61.4%	(5.5)%	66.9%

Title Insurance Segment Operating Results

	Quarters Ended March 31,
	2023	2022	% Change
Net premiums and fees earned	$583.2	$998.9	(41.6)%
Net investment income	13.7	11.3	21.8
Other income	0.1	0.2	(41.6)
Operating revenues	597.1	1,010.5	(40.9)
Loss and loss adjustment expenses	15.3	29.3	(47.6)
Sales and general expenses	564.2	899.6	(37.3)
Interest and other charges	—	0.5	(91.2)
Operating expenses	579.7	929.5	(37.6)
Segment pretax operating income	$17.4	$80.9	(78.5)%

Loss ratio:
Current year	3.7%	3.5%
Prior years	(1.1)	(0.6)
Total	2.6	2.9
Expense ratio	96.7	90.0
Combined ratio	99.3%	92.9%

Title Insurance net premiums and fees earned decreased by 41.6% for the quarter. Both directly produced and agency produced revenues declined, driven by a continued drop in mortgage originations resulting from a substantial increase in interest rates. Commercial premiums decreased to a lesser degree in the quarter, and represent 25% of first quarter 2023 premiums compared to 20% for 2022. Net investment income increased for the quarter, reflecting higher investment yields earned partially offset by a slightly lower invested asset base.

Title Insurance loss ratios decreased slightly for the quarter due to higher levels of favorable development as a percentage of premium. The first quarter expense ratio was elevated compared to the same period last year, generally reflecting lower directly produced revenues that carry higher fixed expenses. In addition, the 2023 ratio reflects the recovery of the $17.2 (3.0 percentage points) state sales tax assessment paid in the fourth quarter of last year.

Together, these factors produced a small underwriting gain and significantly lower pretax operating income for the quarter.

The following table shows recent annual and interim periods’ loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2018	1.9%	(1.8)%	3.7%
2019	2.5	(1.2)	3.7
2020	2.3	(1.3)	3.6
2021	2.6	(1.0)	3.6
2022	2.3%	(1.3)%	3.6%
1st Quarter 2022	2.9%	(0.6)%	3.5%
1st Quarter 2023	2.6%	(1.1)%	3.7%

RFIG Run-off Segment Operating Results - Mortgage Insurance

	Quarters Ended March 31,
	2023	2022	% Change
Net premiums earned	$4.6	$6.5	(28.9)%
Net investment income	1.5	2.0	(26.0)
Loss and loss adjustment expenses	(4.4)	(4.2)	(4.9)
Pretax operating income	$6.9	$9.7	(29.0)%

Loss ratio:
Current year	80.5%	66.3%
Prior years	(176.2)	(131.1)
Total	(95.7)	(64.8)
Expense ratio	79.3	46.8
Combined ratio	(16.4)%	(18.0)%

Given the volatility inherent with a lack of scale, this segment is expected to produce highly variable operating results throughout the remainder of the run-off. Pretax operating results of RFIG Run-off reflect the continuing drop in net earned premiums in line with the declining risk in force, and generally consistent loss costs emanating from fewer newly reported defaults and improved cure rates on previously outstanding defaults. Net investment income decreased due to a declining invested asset base, driven by the payment of extraordinary dividends which included $25.0 to the parent company during the first quarter of 2023.

The following table shows recent annual and interim periods' loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2018	43.2%	(27.0)%	70.2%
2019	55.0	(12.5)	67.5
2020	81.7	(26.5)	108.2
2021	(5.3)	(67.5)	62.2
2022	(75.5)%	(156.3)%	80.8%
1st Quarter 2022	(64.8)%	(131.1)%	66.3%
1st Quarter 2023	(95.7)%	(176.2)%	80.5%

Corporate & Other Operating Results

	Quarters Ended March 31,
	2023	2022	% Change
Net life and accident premiums earned	$2.1	$2.4	(13.3)%
Net investment income	13.7	10.4	31.6
Other operating income	—	—	—
Operating revenues	15.9	12.9	23.0
Benefits and loss and loss adjustment expenses	0.6	0.6	1.9
Insurance expenses	1.0	0.9	17.6
Corporate, interest and other expenses - net	8.8	7.1	23.9
Operating expenses	10.5	8.6	21.7
Corporate & other pretax operating income	$5.3	$4.2	25.8%

This segment includes a small life and accident insurance business and the net costs associated with the parent holding company and several internal corporate services subsidiaries. The segment tends to produce highly variable results stemming from volatility inherent from the lack of scale. For the quarter, net investment income increased due to a higher investment yield earned on a slightly lower invested asset base attributable to the return of capital to shareholders.

Summary Consolidated Balance Sheet

	March 31,	December 31,	March 31,
	2023	2022	2022
Assets:
Cash and fixed income securities	$12,901.1	$12,688.7	$11,571.2
Equity securities	3,160.7	3,220.9	4,972.4
Other invested assets	147.4	138.0	120.6
Cash and invested assets	16,209.3	16,047.7	16,664.3
Accounts and premiums receivable	2,020.3	1,927.5	1,861.8
Federal income tax recoverable	—	15.7	—
Reinsurance balances recoverable	5,533.4	5,588.0	5,066.9
Deferred policy acquisition costs	393.3	382.5	358.9
Sundry assets	1,241.4	1,197.9	1,166.6
Total assets	$25,397.9	$25,159.4	$25,118.8

Liabilities and Shareholders' Equity:
Policy liabilities	$3,066.3	$2,970.0	$2,864.3
Loss and loss adjustment expense reserves	12,136.1	12,221.5	11,569.1
Federal income tax liabilities	109.8	42.7	204.5
Reinsurance balances and funds	1,107.4	1,079.4	1,002.1
Debt	1,590.2	1,597.0	1,594.2
Sundry liabilities	1,055.9	1,075.3	1,130.1
Total liabilities	19,065.9	18,986.2	18,364.4
Shareholders' equity	6,331.9	6,173.2	6,754.4
Total liabilities and shareholders' equity	$25,397.9	$25,159.4	$25,118.8

Cash, Invested Assets, and Shareholders' Equity

				% Change
	Mar. 31,	Dec. 31,	Mar. 31,	Mar. '23/	Mar. '23/
	2023	2022	2022	Dec. '22	Mar. '22
Cash and invested assets:
Fixed income securities, cash and other invested assets	$13,048.5	$12,826.7	$11,691.9	1.7%	11.6%
Equity securities	3,160.7	3,220.9	4,972.4	(1.9)	(36.4)
Total per balance sheet	$16,209.3	$16,047.7	$16,664.3	1.0%	(2.7)%
Total at cost for all	$15,353.1	$15,365.7	$15,320.0	(0.1)%	0.2%

Composition of shareholders' equity per share:
Equity before items below	$19.77	$19.43	$19.10	1.7%	3.5%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	2.14	1.64	3.14
Total	$21.91	$21.07	$22.24	4.0%	(1.5)%

Segmented composition of
shareholders' equity per share:
Excluding RFIG run-off segment	$21.06	$20.17	$21.07	4.4%	—%
RFIG run-off segment	0.85	0.90	1.17
Consolidated total	$21.91	$21.07	$22.24	4.0%	(1.5)%

As of March 31, 2023, the consolidated investment portfolio reflected an allocation of approximately 80% to fixed income (bonds and notes) and short-term investments, and 20% to equity securities (common stock). Our investment management process remains focused on retaining quality investments that produce consistent streams of investment income. The fixed income portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities of our fixed income assets are matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. Our equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Old Republic's investment portfolio is directed in consideration of enterprise-wide risk management objectives, intended to ensure solid funding of our underwriting subsidiaries' long-term claim payment obligations to policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries’ capital base. For these reasons, the investment portfolio does not contain high risk or illiquid asset classes and has zero or extremely limited exposure to, collateralized debt obligations (CDO's), credit default and interest rate swaps, hybrid securities, asset-backed securities (ABS), guaranteed investment contracts (GIC), structured investment vehicles (SIV), auction rate variable short-term securities, limited partnerships, derivatives, hedge funds or private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. Pursuant to our enterprise risk management guidelines and controls, we perform regular stress tests of our investment portfolio to gain reasonable assurance that periodic downdrafts in market prices do not seriously undermine our financial strength and the long-term continuity and prospects of our underwriting subsidiaries.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income excluding net investment gains (losses), realized and unrealized investment gains (losses), and dividend payments to shareholders.

Shareholders' Equity Per Share

	Quarters Ended March 31,
	2023	2022
Beginning balance	$21.07	$22.77
Changes in shareholders' equity:
Net income excluding net investment gains (losses)	0.61	0.63
Net of tax realized investment gains	0.08	0.17
Net of tax unrealized investment gains (losses):
Fixed income securities	0.48	(1.33)
Equity securities	(0.01)	0.21
Total net of tax realized and unrealized
investment gains (losses)	0.55	(0.95)
Cash dividends	(0.245)	(0.230)
Other	(0.08)	0.02
Net change	0.84	(0.53)
Ending balance	$21.91	$22.24
Percentage change for the period	4.0%	(2.3)%

Capitalization

	March 31,	December 31,	March 31,
	2023	2022	2022
Debt:
4.875% Senior Notes due 2024	$399.1	$399.0	$398.6
3.875% Senior Notes due 2026	548.0	547.9	547.5
3.850% Senior Notes due 2051	642.9	642.9	642.7
Other miscellaneous debt	—	7.1	5.3
Total debt	1,590.2	1,597.0	1,594.2
Common shareholders' equity	6,331.9	6,173.2	6,754.4
Total capitalization	$7,922.1	$7,770.2	$8,348.6

Capitalization ratios:
Debt	20.1%	20.6%	19.1%
Common shareholders' equity	79.9	79.4	80.9
Total	100.0%	100.0%	100.0%

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	General	Title	RFIG Run-off	Corporate & Other	Total	% Change from prior period
Years Ended December 31:
2020	$3,394.2	$3,286.3	$45.1	$12.0	$6,737.8	8.0%
2021	3,555.5	4,404.3	32.6	11.0	8,003.6	18.8
2022	3,808.6	3,833.8	23.2	9.6	7,675.3	(4.1)
Quarters Ended March 31:
2022	910.9	998.9	6.5	2.4	1,919.0	4.4
2023	$965.1	$583.2	$4.6	$2.1	$1,555.2	(19.0)%

Consolidated net premiums and fees earned were down 19.0% for the quarter, with Title Insurance dropping 41.6% as a result of lower revenues in both direct and agency operations, while General Insurance grew 5.9%.

Net Investment Income
The following tables reflect the segmented and consolidated invested asset bases as of the indicated dates, the investment income earned and resulting yields on such assets. Since the Company can exercise little control over fair values, management evaluates yields on the basis of investment income earned in relation to the cost of the underlying invested assets.

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG Run-off	Corporate & Other	Total
As of December 31:
2021	$11,379.7	$1,569.2	$459.0	$1,394.8	$14,802.9	$1,773.4	$16,576.3
2022	11,852.2	1,512.4	341.6	1,500.1	15,179.4	680.4	15,859.9
As of March 31:
2022	11,551.1	1,585.3	473.2	1,527.1	15,136.9	1,343.4	16,480.3
2023	$11,863.4	$1,438.3	$317.6	$1,527.9	$15,147.4	$855.0	$16,002.4

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate & Other	Total	Cost	Fair Value
Years Ended
December 31:
2020	$352.2	$42.0	$15.2	$29.4	$438.9	3.24%	2.96%
2021	342.4	43.8	11.4	36.5	434.3	3.02	2.72
2022	358.0	47.9	6.7	46.8	459.5	3.07	2.83
Quarters Ended
March 31:
2022	82.4	11.3	2.0	10.4	106.2	2.84	2.57
2023	$108.7	$13.7	$1.5	$13.7	$137.8	3.64%	3.46%

Net investment income increased significantly in the quarter primarily due to higher investment yields earned.

Loss and Loss Adjustment Expenses
Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of March 31, 2023 and December 31, 2022:

	Loss and Loss Adjustment Expense Reserves
	March 31, 2023		December 31, 2022
	Gross	Net	Gross	Net

Workers' compensation	$4,784.7	$2,866.5	$4,855.2	$2,879.6
General liability	1,406.4	639.7	1,427.3	641.9
Commercial automobile	3,231.6	1,776.4	3,233.9	1,747.3
Other coverages	1,727.4	1,283.3	1,707.8	1,260.0
Unallocated loss adjustment expense reserves	296.7	295.8	296.9	295.8
Total general insurance reserves	11,447.0	6,861.9	11,521.2	6,824.8
Title	610.3	610.3	612.8	612.8
RFIG Run-off	70.0	70.0	77.9	77.9
Life and accident	8.7	5.7	9.4	6.3
Total loss and loss adjustment expense reserves	$12,136.1	$7,548.0	$12,221.5	$7,521.9
Asbestosis and environmental loss reserves included
in the above general insurance reserves:
Amount	$119.2	$82.8	$121.3	$84.0
% of total general insurance reserves	1.0%	1.2%	1.1%	1.2%

A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 3 of the Consolidated Financial Statements.

The percentage of net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2020	69.9%	2.3%	81.7%	37.0%
2021	64.8	2.6	(5.3)	30.2
2022	62.1	2.3	(75.5)	31.8
Quarters Ended March 31:
2022	63.9	2.9	(64.8)	31.7
2023	61.4%	2.6%	(95.7)%	38.8%

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

The increase in the first quarter 2023 consolidated loss and loss adjustment expense ratio is due to a change in mix commensurate with the drop in Title Insurance premiums which carry lower loss and loss adjustment expense ratios.

Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. However, no representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates. In management's opinion, such changes in net losses and related costs are not likely to have a material effect on the Company's consolidated financial position, although it could materially affect its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2022 Annual Report on Form 10-K under Item 1A - Risk Factors.

Underwriting Acquisition and Other Expenses
The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2020	25.6%	88.4%	30.2%	56.3%
2021	26.5	86.7	39.9	59.7
2022	27.4	90.9	53.0	59.2
Quarters Ended March 31:
2022	27.7	90.0	46.8	60.2
2023	27.9%	96.7%	79.3%	53.9%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and costs of producing business. To a significant degree, expense ratios for both the General and Title Insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. General operating expenses are routinely subject to timing, and can fluctuate with line of coverage mix, as well as investments in business expansion and information technology. The decrease in the first quarter 2023 consolidated expense ratio is due to a change in mix commensurate with the drop in Title Insurance premiums which carry a higher expense ratio.

Combined Ratios
The combined ratios of the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2020	95.5%	90.7%	111.9%	93.3%
2021	91.3	89.3	34.6	89.9
2022	89.5	93.2	(22.5)	91.0
Quarters Ended March 31:
2022	91.6	92.9	(18.0)	91.9
2023	89.3%	99.3%	(16.4)%	92.7%

Net Investment Gains (Losses)
The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and providing sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses on Fixed Income Securities	Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities	Total Investment Gains (Losses)
	Fixed Income	Equity Securities and Other	Total
Years Ended
December 31:
2020	$(7.4)	$21.6	$14.2	$—	$(156.2)	$(142.0)
2021	1.5	5.3	6.9	—	751.1	758.0
2022	(187.6)	373.3	185.7	(123.5)	(263.4)	(201.1)
Quarters Ended
March 31:
2022	(21.7)	87.0	65.2	—	79.8	145.1
2023	$(3.0)	$31.2	$28.2	$—	$(2.0)	$26.2

During 2022, the Company rebalanced the investment portfolio by reducing equity security holdings and increasing fixed income holdings as reinvestment rates began to materially improve. Dispositions of fixed income securities from scheduled maturities and early calls were 75.1% and 65.1% of total dispositions occurring in the first three months of 2023 and 2022, respectively. Additionally, 2022 includes investment impairment charges of $123.5 on fixed income securities, which management intended to and subsequently disposed of during the year, driven primarily by tax planning considerations.

Income Taxes
The effective consolidated income tax rates were 19.8% in the first quarter 2023, compared to 20.0% in the first quarter 2022. The rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax preferred investment income (principally tax-exempt interest and dividend income).

Segment Overview

General Insurance

Summary Operating Results

	Quarters Ended March 31,
	2023	2022	% Change
Net premiums earned	$965.1	$910.9	5.9%
Loss and loss adjustment expenses	592.3	582.2	1.7
Sales and general expenses	308.1	288.3	6.9
Segment pretax operating income	$193.2	$142.5	35.6%

Loss ratio:
Current year	66.9%	67.1%
Prior years	(5.5)	(3.2)
Total	61.4	63.9
Expense ratio	27.9	27.7
Combined ratio	89.3%	91.6%

Premiums & Fees
The percentage of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
	Commercial Automobile	Workers' Compensation	Property	Financial Indemnity	General Liability	Other
Years Ended December 31:
2020	38.4%	25.5%	8.7%	8.0%	6.0%	13.4%
2021	39.6	21.9	9.7	9.7	5.2	13.9
2022	39.5	21.3	9.8	10.3	5.2	13.9
Quarters Ended March 31:
2022	39.1	21.0	9.9	11.0	4.8	14.2
2023	40.3%	20.1%	11.0%	9.1%	5.8%	13.7%
General Insurance net premiums earned increased 5.9% for the quarter, driven by premium rate increases, high renewal retention ratios, and new business production. Premium growth was experienced across most lines of coverage, and was most pronounced within commercial auto. This line achieved strong rate increases which were partially offset by rate declines within public D&O (included within Financial Indemnity) and workers' compensation coverages. Consistent with the Company's strategy to diversify its lines of coverage, 2023 growth in property was partially attributed to premiums from Old Republic Inland Marine.

Loss and Loss Adjustment Expenses
The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	General Insurance Loss Ratios by Type of Coverage
	All Coverages	Commercial Automobile	Workers' Compen-sation	Property	Financial Indemnity	General Liability	Other
Years Ended
December 31:
2020	69.9%	80.8%	60.8%	58.2%	57.1%	73.5%	69.2%
2021	64.8	71.5	58.9	59.3	53.9	64.1	66.6
2022	62.1	66.6	45.9	65.4	67.0	71.6	64.5
Quarters Ended
March 31:
2022	63.9	70.2	62.5	59.1	54.1	59.3	61.2
2023	61.4%	73.7%	52.5%	55.1%	42.5%	56.8%	57.7%

The reported loss ratio for General Insurance improved considerably in the quarter, inclusive of favorable reserve development from prior periods. Favorable development of 5.5% in the quarter came predominantly from the commercial auto and workers' compensation lines of coverage and occurred within the 2011-2018 accident years. The current period loss costs reflect several years of premium rate increases, underwriting actions and a shift in the line of coverage mix.

Sales and General Expenses
The first quarter expense ratio was consistent with the prior quarter and the current line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in shifts in the lines of coverage mix toward lines with higher expense ratios and lower current period loss ratios.

Title Insurance

Summary Operating Results

	Quarters Ended March 31,
	2023	2022	% Change
Net premiums and fees earned	$583.2	$998.9	(41.6)%
Loss and loss adjustment expenses	15.3	29.3	(47.6)
Sales and general expenses	564.2	899.6	(37.3)
Segment pretax operating income	$17.4	$80.9	(78.5)%

Loss ratio:
Current year	3.7%	3.5%
Prior years	(1.1)	(0.6)
Total	2.6	2.9
Expense ratio	96.7	90.0
Combined ratio	99.3%	92.9%

Premiums & Fees
The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents
Years Ended December 31:
2020	24.9%	75.1%
2021	22.0	78.0
2022	19.5	80.5
Quarters Ended March 31:
2022	19.6	80.4
2023	19.8%	80.2%

Title Insurance net premiums and fees earned decreased by 41.6% for the quarter. Both directly produced and agency produced revenues declined, driven by a continued drop in mortgage originations resulting from a substantial increase in interest rates. Commercial premiums decreased to a lesser degree in the quarter, and represent 25% of first quarter 2023 premiums compared to 20% for 2022.

Loss and Loss Adjustment Expenses
Title Insurance loss ratios have remained in the single digits for a number of years due to a continuation of favorable trends in claims frequency and severity and decreased slightly for the quarter due to higher levels of favorable development as a percentage of premiums.

Sales and General Expenses
The first quarter expense ratio was elevated compared to the same period last year, generally reflecting lower directly produced revenues that carry higher fixed expenses. In addition, the 2023 ratio reflects the recovery of the $17.2 (3.0 percentage points) state sales tax assessment paid in the fourth quarter of last year.

RFIG Run-off

Summary Operating Results

	Quarters Ended March 31,
	2023	2022	% Change
Net premiums earned	$4.6	$6.5	(28.9)%
Loss and loss adjustment expenses	(4.4)	(4.2)	(4.9)
Pretax operating income	$6.9	$9.7	(29.0)%

Loss ratio:
Current year	80.5%	66.3%
Prior years	(176.2)	(131.1)
Total	(95.7)	(64.8)
Expense ratio	79.3	46.8
Combined ratio	(16.4)%	(18.0)%

RFIG Run-off's mortgage guaranty insurance carriers ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode. Given the volatility inherent with a lack of scale, this segment is expected to produce highly variable operating results throughout the remainder of the run-off.

Premiums & Fees
The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

Premium and Persistency Trends:	Net Earned Premiums	Persistency
Years Ended December 31:
2020	$45.1	77.6%
2021	32.6	74.8
2022	23.2	78.1
Quarters Ended March 31:
2022	6.5	74.7
2023	$4.6	80.7%

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk & Other	Total
As of December 31:
2020	$1,842.2	$169.0	$2,011.2
2021	1,364.9	140.4	1,505.4
2022	1,059.1	114.4	1,173.5
As of March 31:
2022	1,264.3	133.9	1,398.3
2023	$1,025.3	$98.9	$1,124.2

The results of RFIG Run-off reflect the continuing drop in net earned premiums in line with the declining risk in force.

Loss and Loss Adjustment Expenses

Certain mortgage guaranty average loss related trends are listed below:

	Average Settled Claim Amount (a)	Reported Delinquency Ratio at End of Period
Years Ended December 31:
2020	$37,172	14.2%
2021	31,682	12.4
2022	48,313	11.8
Quarters Ended March 31:
2022	46,176	12.2
2023	$37,768	10.7%
__________

(a)    Amounts are in whole dollars.

Generally consistent loss costs emanate from fewer newly reported defaults and improved cure rates on previously outstanding defaults.

FINANCIAL POSITION

The Company's financial position at March 31, 2023 reflects an increase in assets, liabilities and common shareholders' equity of 0.9%, 0.4% and 2.6%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represent 63.8% of consolidated assets as of March 31, 2023 and December 31, 2022. As of March 31, 2023, the invested asset base, cash and accrued investment income decreased by 1.0% to $16,209.3.

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both March 31, 2023 and December 31, 2022, nearly all of the Company's investments consisted of marketable securities. The investment portfolio does not contain high risk or illiquid asset classes and has zero or extremely limited exposure to collateralized debt obligations (CDO's), credit default and interest rate swaps, hybrid securities, asset-backed securities (ABS), guaranteed investment contracts (GIC), structured investment vehicles (SIV), auction rate variable short-term securities, limited partnerships, derivatives, hedge funds or private equity investments. The investment portfolio does not have significant exposure to regional banks. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At March 31, 2023, the Company had no fixed income investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a):

	March 31,	December 31,
	2023	2022
Aaa	21.7%	22.1%
Aa	9.7	10.0
A	34.3	34.1
Baa	33.0	32.3
Total investment grade	98.7	98.5
Non-investment grade or non-rated issuers	1.3	1.5
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Fixed Income Securities

March 31, 2023	Amortized Cost	Gross Unrealized Losses
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Industrial	$30.6	$1.7
Basic Industry	39.6	1.7
Energy	28.4	1.4
Insurance	10.0	1.0
Other (includes 3 industry groups)	52.1	1.4
Total	$160.8	$7.3

Investment Grade Fixed Income Securities by Industry Concentration:
U.S. Governments & Agencies	$1,936.9	$79.9
Financial, Banking & Insurance	1,258.1	69.5
Utilities	1,276.2	68.9
Natural Gas & Energy	836.0	41.1
Industrial	926.8	40.7
Consumer Staples & Durables	917.8	38.7
Technology	534.4	25.5
Health Care	460.7	23.2
Retail	331.6	13.5
Basic Industry	282.1	11.4
Other (includes 7 industry groups)	1,388.6	39.4
Total	$10,149.8	$452.3

The level of gross unrealized losses for this portfolio is primarily driven by changes in the interest rate environment.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

March 31, 2023	Cost	Gross Unrealized Losses
Equity Securities by Industry Concentration:
Utilities	$49.7	$8.5
Industrial	48.0	4.8
Banking	20.3	3.0
Telecom	56.5	2.2
Other (includes 1 industry groups)	17.9	.4
Total	$192.7	$19.2

Our equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
March 31, 2023	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$1,470.5	$31.7	$15.8	$.1
Due after one year through five years	5,327.7	67.7	198.4	2.6
Due after five years through ten years	3,460.7	61.3	242.7	4.5
Due after ten years	51.7	—	2.5	—
Total	$10,310.7	$160.8	$459.7	$7.3

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
March 31, 2023	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Income Securities:
One to six months	$20.7	$—	$—	$20.7
Seven to twelve months	268.0	—	—	268.0
More than twelve months	169.7	1.1	—	170.8
Total	$458.5	$1.1	$—	$459.7

Number of Issues in Unrealized Loss Position:

Fixed Income Securities:
One to six months	364	—	—	364
Seven to twelve months	1,080	—	—	1,080
More than twelve months	299	1	—	300
Total	1,743	1	—	1,744

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Age Distribution of Fixed Income Securities

	March 31,	December 31,
	2023	2022
Maturity Ranges:
Due in one year or less	12.2%	11.4%
Due after one year through five years	47.5	48.5
Due after five years through ten years	39.1	38.8
Due after ten years through fifteen years	1.2	1.2
Due after fifteen years	—	.1
Total	100.0%	100.0%

Average Maturity in Years	4.3	4.3
Duration	3.9	3.9

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of March 31, 2023 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the fixed income investment portfolio of approximately 3.9%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2022 statutory balances, the Company can receive up to $924.9 in ordinary dividends from its subsidiaries in 2023 without the prior approval of regulatory authorities of which $212.0 has been received through March 31, 2023. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated cash dividend payments to shareholders, operating expenses, and the near-term capital needs of its operating company subsidiaries.

Old Republic's total capitalization of $7,922.1 at March 31, 2023 consisted of debt of $1,590.2 and common shareholders' equity of $6,331.9. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), dividend payments to shareholders and share repurchases for the period then ended. At March 31, 2023, the Company's consolidated debt to equity ratio was 25.1%. The Company plans to have adequate liquidity available to retire the senior notes maturing in October 2024 in the event that market conditions are not conducive to refinancing.

Old Republic has paid a cash dividend without interruption since 1942 (82 years), and it has raised the annual cash dividend payout for each of the past 42 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

During the quarter, the Company returned total capital to shareholders of approximately $204, comprised of $71 in dividends, and nearly $133 of share repurchases (5.3 million shares at an average price of $25.10 per share). Following the close of the quarter, the Company repurchased $35 of additional shares (1.4 million shares at an average price of $24.97 per share), thereby completing its repurchase program under the most recent authorization. The Company will continue to review its overall capital strategy, inclusive of potential program renewal options, in upcoming meetings with its Board of Directors.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to hold minimum amounts of capital based on specified formulas. Since the Company's mortgage insurance subsidiaries have discontinued writing new business the risk-to-capital ratio considerations are therefore no longer of consequence.

The Company's principal mortgage insurance subsidiaries sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $25.0 during the first quarter 2023.

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

Reinsurance Programs

In order to maintain premium production within its capacity and limit maximum losses for which it might become liable under its policies, Old Republic, as is common practice in the insurance industry, may cede a portion or all of its premiums and related liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2022 Annual Report on Form 10-K.

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

Old Republic believes that its most critical accounting estimates relate to the establishment of reserves for losses and loss adjustment expenses and the recoverability of reinsured outstanding losses. The major assumptions and methods used in setting these estimates are summarized in the Company's 2022 Annual Report on Form 10-K.

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

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2022 Form 10-K Annual Report filing to the Securities and Exchange Commission, which is specifically incorporated herein by reference.

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

Old Republic's market risk exposures at March 31, 2023, have not materially changed from those identified in the Company's 2022 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2023, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2022 Annual report on Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan ($ in Millions)
January 1 - January 31, 2023	198,531	$23.63	198,531	$164.0
February 1 - February 28, 2023	1,250,339	$26.23	1,250,339	130.8
March 1 - March 31, 2023	3,879,959	$24.47	3,879,959	34.9
Total	5,328,829	$24.85	5,328,829	$34.9

(1) On August 18, 2022, the Company announced a share repurchase program authorizing the repurchase up to $450 million in shares of the Company's common stock. Following the close of the quarter, the Company repurchased 1.3 million additional shares for $34.6 (average price of $24.97), completing its repurchase program under the authorization.

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

Old Republic International Corporation
(Registrant)
Date:	May 5, 2023

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