Form 10-Q
period 2023-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2023-11-03
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	September 30, 2023
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at September 30, 2023 was 280,377,703.

There are 45 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2023

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND COMMON
	SHAREHOLDERS' EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 17

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	18 - 40

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	41

	CONTROLS AND PROCEDURES	41

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	42

	ITEM 1A - RISK FACTORS	42

	ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42

	ITEM 5 - OTHER INFORMATION	42

	ITEM 6 - EXHIBITS	43

SIGNATURE		44

EXHIBIT INDEX		45

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
	(Unaudited)
	September 30,	December 31,
	2023	2022
Assets
Investments:
Fixed income securities (at fair value) (amortized cost: $12,185.3 and $12,336.3)	$11,547.4	$11,746.7
Short-term investments (at fair value which approximates cost)	1,146.3	860.8
Equity securities (at fair value) (cost: $1,590.8 and $1,948.1)	2,685.6	3,220.9
Other investments	33.8	31.2
Total investments	15,413.2	15,859.9
Cash	152.1	81.0
Accrued investment income	116.5	106.7
Accounts and notes receivable	2,356.3	1,927.5
Federal income tax recoverable: Current	17.0	15.7
Deferred	8.7	—
Reinsurance balances and funds held	547.5	323.0
Reinsurance recoverable: Paid losses	140.4	119.4
Policy and loss reserves	6,182.9	5,468.5
Deferred policy acquisition costs	418.7	382.5
Other assets	1,046.7	874.8
Total assets	$26,400.5	$25,159.4
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves	$12,811.2	$12,221.5
Unearned premiums	3,234.3	2,787.8
Other policyholders' benefits and funds	148.7	182.2
Total policy liabilities	16,194.2	15,191.6
Commissions, expenses, fees, and taxes	486.5	514.8
Reinsurance balances and funds	1,467.9	1,079.4
Federal income tax: Deferred	—	42.7
Debt	1,590.9	1,597.0
Other liabilities	745.1	560.5
Total liabilities	20,484.8	18,986.2
Preferred Stock (1)	—	—
Common Shareholders' Equity:
Common stock (1)	280.3	296.9
Additional paid-in capital	726.5	1,141.8
Retained earnings	5,520.9	5,321.8
Accumulated other comprehensive loss	(551.1)	(517.8)
Unallocated 401(k) plan shares (at cost)	(61.1)	(69.5)
Total common shareholders' equity	5,915.6	6,173.2
Total liabilities, preferred stock and common shareholders' equity	$26,400.5	$25,159.4

________

(1)    At September 30, 2023 and December 31, 2022, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 280,377,703 and 296,932,316 were issued as of September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Operating revenues:
Premiums and fees:
Net premiums earned	$1,691.1	$1,862.3	$4,764.9	$5,578.5
Title, escrow, and other fees	69.0	80.9	199.2	266.1
Total premiums and fees	1,760.1	1,943.3	4,964.1	5,844.6
Net investment income	145.9	115.1	423.1	329.2
Other income	40.9	39.7	121.0	113.7
Total operating revenues	1,947.0	2,098.2	5,508.4	6,287.7
Net investment gains (losses):
Realized from actual transactions and impairments	(43.5)	(26.2)	(13.1)	92.3
Unrealized from changes in fair value of
equity securities	(143.3)	(350.8)	(178.0)	(641.8)
Total net investment losses	(186.9)	(377.1)	(191.1)	(549.5)
Total revenues	1,760.1	1,721.0	5,317.2	5,738.1

Expenses:
Loss and loss adjustment expenses	657.4	624.3	1,870.5	1,864.4
Dividends to policyholders	5.9	4.2	14.6	10.8
Underwriting, acquisition, and other expenses	1,016.3	1,195.8	2,867.9	3,604.5
Interest and other charges	16.4	16.3	54.0	49.9
Total expenses	1,696.2	1,840.7	4,807.2	5,529.7
Income (loss) before income taxes (credits)	63.9	(119.6)	510.0	208.3

Income Taxes (Credits):
Current	46.6	79.5	145.2	202.8
Deferred	(35.3)	(107.3)	(43.2)	(168.7)
Total income taxes (credits)	11.3	(27.8)	102.0	34.0

Net Income (Loss)	$52.6	$(91.7)	$408.0	$174.3

Net Income (Loss) Per Share:
Basic	$.19	$(.31)	$1.43	$.57
Diluted	$.19	$(.31)	$1.42	$.57

Average shares outstanding: Basic	277,010,690	303,652,802	285,447,448	303,797,001
Diluted	279,924,410	303,652,802	287,978,197	305,381,348

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income (Loss) As Reported	$52.6	$(91.7)	$408.0	$174.3

Other comprehensive income (loss):
Unrealized losses on securities not included
in the statements of income:
Unrealized losses before reclassifications,
not included in the statements of income	(181.5)	(387.5)	(164.3)	(1,277.0)
Amounts reclassified as realized investment
losses in the statements of income	81.1	207.2	118.9	267.6
Pretax unrealized losses on securities not
included in the statements of income	(100.4)	(180.3)	(45.3)	(1,009.3)
Deferred income tax credits	(21.5)	(37.9)	(9.7)	(212.9)
Net unrealized losses on securities not included
in the statements of income, net of tax	(78.8)	(142.3)	(35.6)	(796.3)
Defined benefit pension plans:
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	—	.7	—	2.3
Pretax net adjustment related to defined benefit
pension plans	—	.7	.1	2.3
Deferred income taxes	—	.1	—	.4
Net adjustment related to defined benefit pension
plans, net of tax	—	.6	—	1.8
Foreign currency translation adjustment and other	(3.3)	(9.3)	2.3	(5.8)
Total other comprehensive loss	(82.1)	(151.1)	(33.2)	(800.4)
Comprehensive Income (Loss)	$(29.5)	$(242.9)	$374.7	$(626.0)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$284.6	$308.9	$296.9	$307.5
Dividend reinvestment plan	—	—	—	—
Stock based compensation	.4	.1	2.2	1.5
Treasury stock restored to unissued status	(4.7)	(4.8)	(18.8)	(4.8)
Balance, end of period	$280.3	$304.3	$280.3	$304.3

Additional Paid-in Capital:
Balance, beginning of period	$831.8	$1,395.9	$1,141.8	$1,376.1
Dividend reinvestment plan	.3	1.3	.9	1.8
Stock based compensation	13.9	5.6	41.3	22.0
401(k) plan shares released	1.2	1.8	3.1	4.8
Treasury stock restored to unissued status	(120.7)	(99.9)	(460.6)	(99.9)
Other - net	—	(5.0)	—	(5.1)
Balance, end of period	$726.5	$1,299.7	$726.5	$1,299.7

Retained Earnings:
Balance, beginning of period	$5,536.1	$5,343.1	$5,321.8	$5,214.0
Adoption of new accounting principle (1)	—	—	—	2.0
Balance, beginning of period, as adjusted	5,536.1	5,343.1	5,321.8	5,216.1
Net income (loss)	52.6	(91.7)	408.0	174.3
Dividends on common shares (2)	(67.8)	(374.3)	(208.9)	(513.4)
Balance, end of period	$5,520.9	$4,877.0	$5,520.9	$4,877.0

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$(468.9)	$(571.7)	$(517.8)	$78.0
Adoption of new accounting principle (1)	—	—	—	(.5)
Balance, beginning of period, as adjusted	(468.9)	(571.7)	(517.8)	77.4
Net unrealized losses on securities not included in the
statements of income, net of tax	(78.8)	(142.3)	(35.6)	(796.3)
Net adjustment related to defined benefit pension plans,
net of tax	—	.6	—	1.8
Foreign currency translation adjustment and other	(3.3)	(9.3)	2.3	(5.8)
Balance, end of period	$(551.1)	$(722.9)	$(551.1)	$(722.9)

Unallocated 401(k) Plan Shares:
Balance, beginning of period	$(63.9)	$(76.6)	$(69.5)	$(82.5)
401(k) plan shares released	2.8	3.8	8.4	9.8
Balance, end of period	$(61.1)	$(72.7)	$(61.1)	$(72.7)

Treasury Stock:
Balance, beginning of period	$—	$—	$—	$—
Acquired during the period	(125.5)	(104.8)	(479.5)	(104.8)
Restored to unissued status	125.5	104.8	479.5	104.8
Balance, end of period	$—	$—	$—	$—
________
(1)    Reflects the Company's adoption of a new accounting principle relating to long-duration contracts on January 1, 2023. Refer to additional discussion in Note 1 to the Consolidated Financial Statements.
(2)    Cash dividends per common share of $.245 and $1.230 were declared for the quarters ended September 30, 2023 and 2022, respectively, and $.735 and $1.690 were declared for the comparative nine month periods.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$408.0	$174.3
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(36.1)	(36.2)
Premiums and other receivables	(428.8)	(328.1)
Loss and loss adjustment expense reserves	69.1	265.0
Unearned premiums and other policyholders' liabilities	220.2	197.0
Income taxes	(43.4)	(150.6)
Reinsurance balances and funds	143.0	197.6
Realized investment (gains) losses from actual transactions	13.1	(92.3)
Unrealized investment losses from changes in fair value
of equity securities	178.0	641.8
Accounts payable, accrued expenses and other	73.7	34.7
Total	597.0	903.4

Cash flows from investing activities:
Maturities and calls of fixed income securities	1,006.5	1,128.6
Sales of:
Fixed income securities	848.7	810.6
Equity securities	483.0	2,011.5
Other investments	7.5	7.4
Purchases of:
Fixed income securities	(1,792.4)	(3,417.2)
Equity securities	(51.1)	(37.7)
Other investments	(78.5)	(39.4)
Net increase in short-term investments	(284.6)	(806.3)
Other - net	.3	(12.3)
Total	139.4	(354.7)

Cash flows from financing activities:
Issuance of common shares	31.3	19.0
Redemption of debentures and notes	(5.3)	—
Dividends on common shares	(208.6)	(512.5)
Treasury stock acquired	(479.5)	(104.8)
Other - net	(3.1)	(5.9)
Total	(665.3)	(604.3)

Increase (decrease) in cash	71.1	(55.7)
Cash, beginning of period	81.0	158.1
Cash, end of period	$152.1	$102.4

Supplemental cash flow information:
Cash paid during the period for: Interest	$53.5	$53.3
Income taxes	$146.6	$185.2
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

Accounting Standard Adoption - On January 1, 2023, the Company adopted FASB's Accounting Standards Update (ASU) No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The standard requires insurance companies with long-duration contracts to review and update the assumptions used to measure expected cash flows at least annually, with changes flowing through the income statement, and update the discount rate assumption at each reporting date, with changes flowing through other comprehensive income, as well as enhance disclosures related to the liability. The standard most significantly impacts the discount rate used in estimating reserves for the Company’s life insurance business which is in runoff. The guidance was applied using a modified retrospective approach as of January 1, 2021, resulting in changes to other policyholders’ benefits and funds, and a net of tax opening equity adjustment to retained earnings and accumulated other comprehensive income, neither of which had a material impact on the consolidated financial statements.

Securities and Exchange Commission (SEC) Final Ruling - On July 26, 2023, the SEC published final rules on cybersecurity-related disclosures. The final rules will require registrants to disclose cybersecurity incidents within four business days after determining the incident to be material. Registrants will also be required to disclose within Part I, under Item 1C - Cybersecurity, in their annual report on Form 10-K:

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

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At September 30, 2023, the Company and its subsidiaries did not have significant amounts of non-income producing securities.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) are generally recognized as income at the transaction closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and loss reserve provisions.

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

In March 2023, the Compensation Committee of the Company’s Board of Directors approved the Old Republic International Corporation 2023 Performance Recognition Plan (PRP), replacing the previous Key Employee Performance Recognition Plans, as a means of providing cash incentive compensation to named executive officers and certain other senior managers. The PRP is an objective performance-based program providing for annual payouts based on satisfaction of specified performance objectives and individual performance. Financial statement accruals established during the third quarter and nine months ended September 30, 2023 reflect a pro-rata share of the Company’s estimate of annual performance-based incentive awards under the PRP. During the third quarter of 2023, certain structural changes were made to the previously deferred awards made under the Key Employee Performance Recognition Plans, resulting in a one-time charge of $10.7, reflected within underwriting, acquisition, and other expenses in the consolidated statement of income.

Note 2 - Investments

The amortized cost and estimated fair values by type and contractual maturity of fixed income securities are shown in the following tables. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Income Securities by Type:
September 30, 2023:
Government & Agency	$2,015.4	$—	$116.7	$1,898.6
Municipal	794.5	—	23.0	771.4
Corporate	9,375.3	4.3	502.4	8,877.3
	$12,185.3	$4.3	$642.3	$11,547.4

December 31, 2022:
Government & Agency	$2,300.0	$—	$114.8	$2,185.2
Municipal	896.9	.1	15.5	881.5
Corporate	9,139.3	20.3	479.6	8,680.0
	$12,336.3	$20.5	$610.1	$11,746.7

	Amortized Cost	Estimated Fair Value
Fixed Income Securities Stratified by Contractual Maturity at September 30, 2023:
Due in one year or less	$1,599.6	$1,577.3
Due after one year through five years	5,936.9	5,645.2
Due after five years through ten years	4,528.4	4,209.3
Due after ten years	120.3	115.5
	$12,185.3	$11,547.4

The following tables reflect the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position. Fair value and issuer's cost comparisons follow:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023:

Fixed Income Securities:
Government & Agency	$495.2	$15.4	$1,403.4	$101.2	$1,898.6	$116.7
Municipal	205.2	5.8	559.5	17.2	764.7	23.0
Corporate	3,630.5	119.1	4,739.0	383.2	8,369.5	502.4
	$4,331.0	$140.5	$6,701.9	$501.7	$11,033.0	$642.3

December 31, 2022:

Fixed Income Securities:
Government & Agency	$1,769.6	$71.0	$403.8	$43.8	$2,173.4	$114.8
Municipal	845.6	13.0	9.8	2.5	855.5	15.5
Corporate	6,796.7	355.0	1,043.7	124.6	7,840.4	479.6
	$9,412.0	$439.1	$1,457.4	$170.9	$10,869.5	$610.1

In the above tables the unrealized losses on fixed income securities are deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. While the Company recorded no impairment losses in the third quarter of 2023, net realized investment losses for the nine months ended September 30, 2023 include impairment charges of $6.2 which were primarily related to fixed income securities previously held in conjunction with a deferred compensation plan as well as a small credit loss. The third quarter and nine months ended September 30, 2022 included impairment losses of $120.9 and $123.5, respectively, also related to management's assessment of its intent to sell. The Company's allowance for credit losses was $1.6 and $- as of September 30, 2023 and December 31, 2022, respectively.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023	$1,590.8	$1,128.3	$33.5	$2,685.6
December 31, 2022	$1,948.1	$1,291.5	$18.6	$3,220.9

During the third quarter and first nine months of 2023 and 2022, the Company recognized pretax unrealized investment losses of $143.3 and $178.0, respectively for 2023, and $350.8 and $641.8, respectively, for 2022, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at September 30, 2023 and 2022 were $(100.2) and $(69.9) for the quarter and first nine months of 2023, respectively, and $(215.8) and $(378.6) for the third quarter and first nine months of 2022, respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of September 30, 2023 and December 31, 2022.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of September 30, 2023:	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government & Agency	$1,373.4	$525.1	$—	$1,898.6
Municipal	—	771.4	—	771.4
Corporate	—	8,858.1	19.2	8,877.3
Short-term investments	1,146.3	—	—	1,146.3
Equity securities	$2,678.6	$—	$6.9	$2,685.6

As of December 31, 2022:
Fixed income securities:
Government & Agency	$1,598.8	$586.3	$—	$2,185.2
Municipal	—	881.5	—	881.5
Corporate	—	8,659.2	20.8	8,680.0
Short-term investments	860.8	—	—	860.8
Equity securities	$3,219.1	$—	$1.7	$3,220.9

There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2023.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Investment income:
Fixed income securities	$109.9	$80.0	$319.7	$219.6
Equity securities	21.9	30.2	71.2	107.1
Short-term investments	14.6	6.0	35.4	7.3
Other investments (a)	4.8	1.2	9.8	2.1
Gross investment income	151.3	117.6	436.2	336.2
Investment expenses (a)	5.4	2.5	13.0	6.9
Net investment income	$145.9	$115.1	$423.1	$329.2

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$.1	$.6	$1.1	$.7
Losses	(81.1)	(86.9)	(114.6)	(146.2)
Net	(80.9)	(86.3)	(113.4)	(145.4)
Equity securities:
Gains	73.0	219.0	152.2	439.2
Losses	(35.4)	(38.1)	(46.4)	(79.2)
Net	37.6	180.9	105.7	359.9
Other investments, net	(.1)	—	.6	1.3
Total realized from actual transactions	(43.5)	94.7	(6.9)	215.8
From impairments	—	(120.9)	(6.2)	(123.5)
From unrealized changes in fair value of equity securities	(143.3)	(350.8)	(178.0)	(641.8)
Total realized and unrealized investment losses	(186.9)	(377.1)	(191.1)	(549.5)
Current and deferred income tax credits	(39.2)	(79.2)	(40.1)	(115.6)
Net of tax realized and unrealized investment losses	$(147.6)	$(297.9)	$(151.0)	$(433.8)

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed income securities	$(99.8)	$(177.8)	$(49.9)	$(999.8)
Less: Deferred income tax credits	(21.4)	(37.4)	(10.6)	(210.9)
	(78.4)	(140.4)	(39.2)	(788.8)

Other investments	(.5)	(2.4)	4.5	(9.5)
Less: Deferred income taxes (credits)	(.1)	(.5)	.9	(1.9)
	(.4)	(1.9)	3.5	(7.5)
Net changes in unrealized investment losses,
net of tax	$(78.8)	$(142.3)	$(35.6)	$(796.3)
_________

(a)     Includes interest on funds held.

Note 3 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	Nine Months Ended
	September 30,
	2023	2022
Gross reserves at beginning of period	$12,221.5	$11,425.5
Less: reinsurance losses recoverable	4,699.5	4,125.3
Net reserves at beginning of period:
General Insurance	6,824.8	6,587.0
Title Insurance	612.8	594.2
RFIG Run-off	77.9	111.2
Other	6.3	7.6
Sub-total	7,521.9	7,300.2
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,006.6	1,886.4
Title Insurance	72.1	107.6
RFIG Run-off	9.8	12.3
Other	6.5	6.8
Sub-total	2,095.2	2,013.3
Change in provision for insured events of prior years:
General Insurance	(178.5)	(92.2)
Title Insurance	(22.2)	(22.9)
RFIG Run-off	(21.1)	(29.8)
Other	(1.9)	(3.1)
Sub-total	(223.9)	(148.2)
Total incurred loss and loss adjustment expenses	1,871.2	1,865.1
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
General Insurance	606.0	550.1
Title Insurance	5.4	8.1
RFIG Run-off	—	.1
Other	3.9	3.7
Sub-total	615.4	562.2
Loss and loss adjustment expenses attributable to
insured events of prior years:
General Insurance	1,137.0	977.7
Title Insurance	38.7	47.1
RFIG Run-off	9.6	11.7
Other	1.3	1.1
Sub-total	1,186.7	1,037.7
Total payments	1,802.1	1,599.9
Net reserves at end of period:
General Insurance	6,909.8	6,853.4
Title Insurance	618.5	623.5
RFIG Run-off	56.9	81.9
Other	5.6	6.4
Sub-total	7,591.0	7,565.3
Reinsurance losses recoverable	5,220.1	4,609.3
Gross reserves at end of period	$12,811.2	$12,174.7

The favorable development experienced by General Insurance came predominantly from the workers’ compensation and to a lesser extent, commercial auto lines of coverage, with most accident years between 2010-2022 developing favorably, partially offset by unfavorable development from the general liability line of coverage. Favorable development experienced by Title Insurance occurred largely within the 2018-2020 accident years, while RFIG Run-off was driven by positive trends in delinquency cure rates.

Note 4 - Income Taxes

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge, there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. The Company is not currently under audit by the IRS and 2020 and subsequent tax years remain open.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$52.6	$(91.7)	$408.0	$174.3
Denominator:
Basic weighted-average shares (a)	277,010,690	303,652,802	285,447,448	303,797,001
Effect of dilutive securities - stock-based
compensation awards	2,913,720	—	2,530,749	1,584,347
Diluted adjusted weighted-average shares (a)	279,924,410	303,652,802	287,978,197	305,381,348
Earnings (loss) per share: Basic	$.19	$(.31)	$1.43	$.57
Diluted	$.19	$(.31)	$1.42	$.57

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock-based compensation awards	2,236,000	10,651,301	3,569,026	2,653,750
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

The Company's credit allowance was comprised of $17.5 and $16.0 related to reinsurance recoverables as of September 30, 2023 and December 31, 2022, respectively, and $27.4 and $27.0 related to accounts and notes receivable, as of September 30, 2023 and December 31, 2022, respectively.

The Company's evaluation of credit losses on available for sale securities is discussed further in Note 2. The Company is not exposed to material concentrations of credit risks as to any one issuer of investment securities.

Note 7 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes:
4.875% issued in 2014 and due 2024	$399.4	$394.0	$399.0	$397.5
3.875% issued in 2016 and due 2026	548.3	519.7	547.9	522.1
3.850% issued in 2021 and due 2051	643.1	430.2	642.9	449.1
Other miscellaneous debt	—	—	7.1	7.1
Total debt	$1,590.9	$1,344.1	$1,597.0	$1,375.9

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

The following table shows a summary of financial liabilities disclosed, but not carried at fair value, segregated among the various input levels described in Note 3 above:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
September 30, 2023	$1,590.9	$1,344.1	$—	$1,344.1	$—
December 31, 2022	$1,597.0	$1,375.9	$—	$1,368.7	$7.1

Note 8 - Common Share Repurchases

On August 18, 2022, the Board of Directors authorized a $450.0 share repurchase program. This authorization was completed during the second quarter 2023. On May 12, 2023, the Board of Directors authorized a share repurchase program for an additional $450.0.

Total share repurchases, inclusive of taxes and fees, under these programs for the quarter and first nine months of 2023, were 4.7 million shares for $125.5 (average price of $26.31) and 18.8 million shares for $479.5 (average price of $25.44), respectively. Following the close of the quarter and through November 1, 2023, the Company repurchased 2.0 million additional shares for $56.0 (average price of $27.14).

Note 9 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At September 30, 2023, the Company had no material non-claim litigation exposures in its consolidated business.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General Insurance:
Net premiums earned	$1,069.6	$967.3	$3,027.7	$2,821.8
Net investment income and other income	158.5	128.3	458.5	367.8
Total revenues excluding investment gains	$1,228.2	$1,095.6	$3,486.2	$3,189.7
Segment pretax operating income (a)	$215.5	$167.6	$593.0	$448.1
Income tax expense	$43.7	$34.0	$121.7	$89.0

Title Insurance:
Net premiums earned	$615.3	$887.1	$1,718.1	$2,731.2
Title, escrow and other fees	69.0	80.9	199.2	266.1
Sub-total	684.4	968.1	1,917.3	2,997.3
Net investment income and other income	14.4	12.0	42.7	35.0
Total revenues excluding investment gains	$698.8	$980.1	$1,960.0	$3,032.3
Segment pretax operating income (a)	$37.4	$73.3	$89.6	$263.8
Income tax expense	$7.8	$16.1	$18.3	$56.2

RFIG Run-off:
Net premiums earned	$3.8	$5.5	$12.8	$18.1
Net investment income and other income	1.3	1.5	4.3	5.2
Total revenues excluding investment gains	$5.2	$7.1	$17.1	$23.3
Segment pretax operating income	$4.5	$9.2	$18.8	$31.3
Income tax expense	$.9	$1.9	$3.9	$6.4

Consolidated Revenues:
Total revenues of Company segments	$1,932.3	$2,083.0	$5,463.4	$6,245.4
Corporate & other (b)	51.6	53.2	156.8	146.9
Consolidated investment gains (losses):
Realized from actual transactions and impairments	(43.5)	(26.2)	(13.1)	92.3
Unrealized from changes in fair value of equity securities	(143.3)	(350.8)	(178.0)	(641.8)
Total realized and unrealized investment losses	(186.9)	(377.1)	(191.1)	(549.5)
Consolidation elimination adjustments	(36.9)	(37.9)	(111.8)	(104.6)
Consolidated revenues	$1,760.1	$1,721.0	$5,317.2	$5,738.1

Consolidated Pretax Income (Loss):
Total segment pretax operating income of
Company segments	$257.5	$250.2	$701.5	$743.3
Corporate & other (b)	(6.7)	7.2	(.2)	14.6
Consolidated investment gains (losses):
Realized from actual transactions and impairments	(43.5)	(26.2)	(13.1)	92.3
Unrealized from changes in fair value of equity securities	(143.3)	(350.8)	(178.0)	(641.8)
Total realized and unrealized investment losses	(186.9)	(377.1)	(191.1)	(549.5)
Consolidated income (loss) before income taxes (credits)	$63.9	$(119.6)	$510.0	$208.3

Consolidated Income Tax Expense (Credits):
Total income tax expense
of Company segments	$52.4	$52.0	$144.0	$151.8
Corporate & other (b)	(1.8)	(.7)	(1.9)	(2.0)
Income tax credits on consolidated realized
and unrealized investment losses	(39.2)	(79.2)	(40.1)	(115.6)
Consolidated income tax expense (credits)	$11.3	$(27.8)	$102.0	$34.0

	September 30,	December 31,
	2023	2022
Consolidated Assets:
General Insurance	$22,813.3	$21,227.9
Title Insurance	1,918.1	2,077.6
RFIG Run-off	255.8	344.2
Total assets of company segments	24,987.3	23,649.9
Corporate & other (b)	1,661.7	1,736.8
Consolidation elimination adjustments	(248.6)	(227.2)
Consolidated assets	$26,400.5	$25,159.4

(a)    Segment pretax operating income is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $19.9 and $59.1 compared to $17.5 and $50.2 for the quarters and nine months ended September 30, 2023 and 2022, respectively, and Title - $- and $- compared to $- and $.8 for the quarters and nine months ended September 30, 2023 and 2022, respectively.
(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company and several internal corporate services subsidiaries.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2023 and 2022
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments: General Insurance (property and liability insurance), Title Insurance and Republic Financial Indemnity Group (RFIG) Run-off. A small life and accident insurance business, accounting for 0.2% of consolidated operating revenues for the nine months ended September 30, 2023 and 0.4% of consolidated assets as of that date, is included within the Corporate & Other caption of this report.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Pretax income (loss)	$63.9	$(119.6)		$510.0	$208.3
Pretax investment losses	(186.9)	(377.1)		(191.1)	(549.5)
Pretax income (loss) excluding investment losses	$250.8	$257.5	(2.6)%	$701.2	$757.9	(7.5)%

Net income (loss)	$52.6	$(91.7)		$408.0	$174.3
Net of tax investment losses	(147.6)	(297.9)		(151.0)	(433.8)
Net income (loss) excluding investment losses	$200.2	$206.1	(2.9)%	$559.0	$608.1	(8.1)%

Combined ratio	91.9%	91.4%		92.4%	91.4%

PER DILUTED SHARE

	Quarters Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net income (loss)	$0.19	$(0.31)		$1.42	$0.57
Net of tax investment losses	(0.53)	(0.99)		(0.53)	(1.42)
Net income (loss) excluding investment losses	$0.72	$0.68	5.9%	$1.95	$1.99	(2.0)%

SHAREHOLDERS' EQUITY (BOOK VALUE)

				Sep. 30,	Dec. 31,
				2023	2022	% Change
Total				$5,915.6	$6,173.2	(4.2)%
Per Common Share				$21.37	$21.07	1.4%

The Company reported pretax income, excluding investment losses, of $250.8 for the quarter and $701.2 for the first nine months of 2023. Title Insurance results declined in both periods, affected by higher mortgage interest rates. General Insurance pretax operating income rose 28.6% for the quarter and 32.3% for the first nine months, driven by solid underwriting income and higher net investment income. The consolidated combined ratio was 91.9% for the quarter and 92.4% for the first nine months.

Consolidated net premiums and fees earned were down 9.4% for the quarter and 15.1% for the first nine months. Title Insurance dropped as a result of lower revenues in both direct and agency operations, while General Insurance grew by 10.6% for the quarter and 7.3% for the first nine months. Net investment income increased significantly in the quarter and the first nine months, primarily due to higher investment yields earned on fixed income securities.

During the quarter, the Company returned total capital to shareholders of approximately $192, comprised of $68 in dividends, and $124 of share repurchases (4.7 million shares at an average price of $26.31 per share). For the first nine months, this results in total capital returned of approximately $684, including $209 in dividends and nearly $475 of share repurchases (18.8 million shares at an average price of $25.44 per share). Following the close of the quarter, the Company repurchased $56 of additional shares (2.0 million shares at an average price of $27.14 per share), leaving approximately $83 remaining under the most recent authorization approved by the Company's Board of Directors in May 2023.

Book value per share grew from $21.07 at year-end 2022 to $21.37 as of September 30, 2023, primarily reflecting the addition of operating earnings less unrealized investment losses and shareholder dividends. With the addition of dividends declared during the first nine months, book value per share increased 4.9% (6.6% annualized) over year-end 2022.

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

FINANCIAL HIGHLIGHTS
	Quarters Ended September 30,			Nine Months Ended September 30,
SUMMARY INCOME STATEMENTS:	2023	2022	% Change	2023	2022	% Change
Revenues:
Net premiums and fees earned	$1,760.1	$1,943.3	(9.4)%	$4,964.1	$5,844.6	(15.1)%
Net investment income	145.9	115.1	26.7	423.1	329.2	28.5
Other income	40.9	39.7	3.0	121.0	113.7	6.4
Total operating revenues	1,947.0	2,098.2	(7.2)	5,508.4	6,287.7	(12.4)
Investment gains (losses):
Realized from actual transactions and impairments	(43.5)	(26.2)		(13.1)	92.3
Unrealized from changes in fair value of equity securities	(143.3)	(350.8)		(178.0)	(641.8)
Total investment losses	(186.9)	(377.1)		(191.1)	(549.5)
Total revenues	1,760.1	1,721.0		5,317.2	5,738.1
Operating expenses:
Loss and loss adjustment expenses	663.4	628.6	5.5	1,885.2	1,875.2	0.5
Sales and general expenses	1,016.3	1,195.8	(15.0)	2,867.9	3,604.5	(20.4)
Interest and other charges	16.4	16.3	0.6	54.0	49.9	8.2
Total operating expenses	1,696.2	1,840.7	(7.9)%	4,807.2	5,529.7	(13.1)%
Pretax income (loss)	63.9	(119.6)		510.0	208.3
Income taxes (credits)	11.3	(27.8)		102.0	34.0
Net income (loss)	$52.6	$(91.7)		$408.0	$174.3

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income (loss) excluding investment gains (losses)	$0.72	$0.68	5.9%	$1.96	$2.00	(2.0)%
Net investment gains (losses):
Realized from actual transactions and impairments	(0.12)	(0.07)		(0.04)	0.24
Unrealized from changes in fair value of equity securities	(0.41)	(0.92)		(0.49)	(1.67)
Basic net income (loss)	$0.19	$(0.31)		$1.43	$0.57
Diluted net income (loss) excluding investment gains (losses)	$0.72	$0.68	5.9%	$1.95	$1.99	(2.0)%
Net investment gains (losses):
Realized from actual transactions and impairments	(0.12)	(0.07)		(0.04)	0.24
Unrealized from changes in fair value of equity securities	(0.41)	(0.92)		(0.49)	(1.66)
Diluted net income (loss)	$0.19	$(0.31)		$1.42	$0.57
Cash dividends on common stock	$0.245	$1.230		$0.735	$1.690

We believe the information presented in the following table highlights the most meaningful indicators of ORI's segmented and consolidated financial performance. The information underscores the performance of our underwriting subsidiaries, as well as our sound investment of their capital and underwriting cash flows.

Sources of Consolidated Income
	Quarters Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net premiums and fees earned:
General insurance	$1,069.6	$967.3	10.6%	$3,027.7	$2,821.8	7.3%
Title insurance	684.4	968.1	(29.3)	1,917.3	2,997.3	(36.0)
RFIG run-off	3.8	5.5	(30.7)	12.8	18.1	(29.4)
Corporate & other	2.2	2.3	(4.5)	6.2	7.2	(13.7)
Consolidated	$1,760.1	$1,943.3	(9.4)%	$4,964.1	$5,844.6	(15.1)%

Underwriting and related services income (loss):
General insurance	$117.5	$96.2	22.2%	$318.5	$243.6	30.8%
Title insurance	22.9	61.1	(62.4)	46.7	230.0	(79.7)
RFIG run-off	3.1	7.6	(58.5)	14.4	26.1	(44.6)
Corporate & other	(22.3)	(6.3)	N/M	(47.6)	(21.2)	(124.7)
Consolidated	$121.3	$158.6	(23.5)%	$332.1	$478.6	(30.6)%

Consolidated underwriting ratio:
Loss ratio:
Current year	42.2%	35.7%		42.5%	34.7%
Prior years	(4.5)	(3.4)		(4.5)	(2.6)
Total	37.7	32.3		38.0	32.1
Expense ratio	54.2	59.1		54.4	59.3
Combined ratio	91.9%	91.4%		92.4%	91.4%

Net investment income:
General insurance	$117.9	$88.8	32.8%	$338.1	$254.8	32.6%
Title insurance	14.1	11.8	19.4	42.1	34.2	22.8
RFIG run-off	1.3	1.5	(12.2)	4.3	5.2	(16.7)
Corporate & other	12.4	12.9	(3.4)	38.6	34.8	10.7
Consolidated	$145.9	$115.1	26.7%	$423.1	$329.2	28.5%

Interest and other charges (credits):
General insurance	$19.9	$17.3		$63.6	$50.3
Title insurance	(0.3)	(0.3)		(0.8)	0.5
Corporate & other (a)	(3.1)	(0.7)		(8.7)	(0.9)
Consolidated	$16.4	$16.3	0.6%	$54.0	$49.9	8.2%

Segmented and consolidated pretax income
(loss) excluding investment gains (losses):
General insurance	$215.5	$167.6	28.6%	$593.0	$448.1	32.3%
Title insurance	37.4	73.3	(48.9)	89.6	263.8	(66.0)
RFIG run-off	4.5	9.2	(50.6)	18.8	31.3	(40.0)
Corporate & other	(6.7)	7.2	(192.5)	(0.2)	14.6	(102.0)
Consolidated	250.8	257.5	(2.6)%	701.2	757.9	(7.5)%
Income taxes on above	50.6	51.3		142.1	149.7
Net income (loss) excluding investment
gains (losses)	200.2	206.1	(2.9)%	559.0	608.1	(8.1)%
Consolidated pretax investment gains (losses):
Realized from actual transactions
and impairments	(43.5)	(26.2)		(13.1)	92.3
Unrealized from changes in
fair value of equity securities	(143.3)	(350.8)		(178.0)	(641.8)
Total	(186.9)	(377.1)		(191.1)	(549.5)
Income tax credits on above	(39.2)	(79.2)		(40.1)	(115.6)
Net of tax investment losses	(147.6)	(297.9)		(151.0)	(433.8)
Net income (loss)	$52.6	$(91.7)		$408.0	$174.3
Consolidated operating cash flow	$349.7	$500.1		$597.0	$903.4

(a) Includes consolidation/elimination entries.

General Insurance Segment Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net premiums written	$1,193.9	$1,066.3	12.0%	$3,289.0	$3,029.4	8.6%
Net premiums earned	1,069.6	967.3	10.6	3,027.7	2,821.8	7.3
Net investment income	117.9	88.8	32.8	338.1	254.8	32.6
Other income	40.6	39.5	2.9	120.3	112.9	6.6
Operating revenues	1,228.2	1,095.6	12.1	3,486.2	3,189.7	9.3
Loss and loss adjustment expenses	645.8	606.6	6.5	1,842.7	1,804.9	2.1
Sales and general expenses	346.9	304.0	14.1	986.8	886.2	11.3
Interest and other charges	19.9	17.3	14.6	63.6	50.3	26.3
Operating expenses	1,012.7	928.0	9.1	2,893.1	2,741.5	5.5
Segment pretax operating income	$215.5	$167.6	28.6%	$593.0	$448.1	32.3%

Loss ratio:
Current year	66.5%	67.4%		66.8%	67.3%
Prior years	(6.1)	(4.7)		(5.9)	(3.3)
Total	60.4	62.7		60.9	64.0
Expense ratio	28.6	27.3		28.6	27.4
Combined ratio	89.0%	90.0%		89.5%	91.4%

General Insurance net premiums earned increased 10.6% and 7.3% for the quarter and first nine months of 2023, respectively, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from recently established underwriting subsidiaries. Premium growth was experienced across most lines of coverage and was most pronounced within commercial auto, property and general liability, partially offset by declines experienced in public D&O (included within financial indemnity), workers' compensation and home warranty products. Commercial auto and general liability achieved strong rate increases while rate declines were experienced within public D&O and workers' compensation coverages. Net investment income increased significantly in both 2023 periods, driven largely by higher investment yields earned, and to a lesser extent, a slightly higher invested asset base.

The reported loss ratio for General Insurance improved considerably in both periods. Favorable development of approximately 6% for both the quarter and first nine months came predominantly from the workers' compensation and commercial auto lines of coverage, partially offset by unfavorable development experienced within general liability. The trends in current period loss and expense ratios mostly reflect a shift in the line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in shifts in the lines of coverage mix toward lines with lower current period loss ratios and higher expense ratios.

Together, these factors produced highly profitable combined ratios and greater pretax operating income for the periods reported. For General Insurance, we target combined ratios between 90% and 95% over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly given the long claim payment patterns associated with the business.

The following table shows recent annual and interim periods' loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2018	72.2%	—%	72.2%
2019	71.8	0.4	71.4
2020	69.9	(0.8)	70.7
2021	64.8	(3.8)	68.6
2022	62.1%	(5.1)%	67.2%
3rd Quarter 2022	62.7%	(4.7)%	67.4%
3rd Quarter 2023	60.4%	(6.1)%	66.5%
1st Nine Months 2022	64.0%	(3.3)%	67.3%
1st Nine Months 2023	60.9%	(5.9)%	66.8%

Title Insurance Segment Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net premiums and fees earned	$684.4	$968.1	(29.3)%	$1,917.3	$2,997.3	(36.0)%
Net investment income	14.1	11.8	19.4	42.1	34.2	22.8
Other income	0.2	0.2	17.2	0.6	0.7	(18.6)
Operating revenues	698.8	980.1	(28.7)	1,960.0	3,032.3	(35.4)
Loss and loss adjustment expenses	18.2	26.2	(30.6)	49.8	84.6	(41.1)
Sales and general expenses	643.4	880.9	(27.0)	1,821.3	2,683.3	(32.1)
Interest and other charges	(0.3)	(0.3)	(16.0)	(0.8)	0.5	N/M
Operating expenses	661.3	906.8	(27.1)	1,870.4	2,768.5	(32.4)
Segment pretax operating income	$37.4	$73.3	(48.9)%	$89.6	$263.8	(66.0)%

Loss ratio:
Current year	3.8%	3.6%		3.8%	3.6%
Prior years	(1.1)	(0.9)		(1.2)	(0.8)
Total	2.7	2.7		2.6	2.8
Expense ratio	94.0	91.0		95.0	89.5
Combined ratio	96.7%	93.7%		97.6%	92.3%

Title Insurance net premiums and fees earned decreased by 29.3% and 36.0% for the quarter and first nine months of 2023, respectively. Both directly produced and agency produced revenues declined, driven by a continued drop in mortgage originations attributable to higher mortgage interest rates. Commercial premiums decreased commensurately, and represent 22% of premiums earned in the third quarter of 2023 versus 21% in 2022. Despite the downward trends experienced when compared to the prior year, third quarter Title Insurance pretax operating income increased compared to the first two quarters of 2023, primarily due to higher net premium and fees earned. Net investment income increased in both 2023 periods, reflecting higher investment yields earned partially offset by a lower invested asset base.

The Title Insurance loss ratio decreased slightly for the first nine months reflecting higher levels of favorable development as a percentage of premium. Both period's expense ratios were elevated compared to last year, generally reflecting lower directly produced revenues that carry higher fixed expenses. In addition, the first nine months 2023 expense ratio reflects the recovery of the $17.2 (0.9 percentage points) state sales tax assessment paid in the fourth quarter of last year.

Together, these factors produced a higher combined ratio and lower pretax operating income for the periods reported.

The following table shows recent annual and interim periods’ loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2018	1.9%	(1.8)%	3.7%
2019	2.5	(1.2)	3.7
2020	2.3	(1.3)	3.6
2021	2.6	(1.0)	3.6
2022	2.3%	(1.3)%	3.6%
3rd Quarter 2022	2.7%	(0.9)%	3.6%
3rd Quarter 2023	2.7%	(1.1)%	3.8%
1st Nine Months 2022	2.8%	(0.8)%	3.6%
1st Nine Months 2023	2.6%	(1.2)%	3.8%

RFIG Run-off Segment Operating Results - Mortgage Insurance

	Quarters Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net premiums earned	$3.8	$5.5	(30.7)%	$12.8	$18.1	(29.4)%
Net investment income	1.3	1.5	(12.2)	4.3	5.2	(16.7)
Loss and loss adjustment expenses	(2.2)	(5.2)	55.9	(11.3)	(17.5)	35.5
Pretax operating income	$4.5	$9.2	(50.6)%	$18.8	$31.3	(40.0)%

Loss ratio:
Current year	104.6%	93.5%		85.2%	73.2%
Prior years	(164.0)	(186.8)		(173.4)	(169.7)
Total	(59.4)	(93.3)		(88.2)	(96.5)
Expense ratio	76.7	55.3		75.4	52.7
Combined ratio	17.3%	(38.0)%		(12.8)%	(43.8)%

Given the volatility inherent with a lack of scale, RFIG Run-off is expected to produce highly variable results which have recently benefitted significantly from favorable loss reserve development. Pretax operating income reflects the continuing drop in net earned premiums offset by favorable loss reserve development from improved cure rates on reported defaults. Net investment income decreased due to a declining invested asset base partially offset by higher investment yields earned. Extraordinary dividends of $25.0 and $85.0 were paid to the parent company during the third quarter and first nine months of 2023, respectively.

The following table shows recent annual and interim periods' loss ratios and the effects of loss development trends:

		Effect of Prior Periods'
		(Favorable)/	Loss Ratio Excluding
	Reported	Unfavorable Loss	Prior Periods' Loss
	Loss Ratio	Reserves Development	Reserves Development
2018	43.2%	(27.0)%	70.2%
2019	55.0	(12.5)	67.5
2020	81.7	(26.5)	108.2
2021	(5.3)	(67.5)	62.2
2022	(75.5)%	(156.3)%	80.8%
3rd Quarter 2022	(93.3)%	(186.8)%	93.5%
3rd Quarter 2023	(59.4)%	(164.0)%	104.6%
1st Nine Months 2022	(96.5)%	(169.7)%	73.2%
1st Nine Months 2023	(88.2)%	(173.4)%	85.2%

Corporate & Other Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net life and accident premiums earned	$2.2	$2.3	(4.5)%	$6.2	$7.2	(13.7)%
Net investment income	12.4	12.9	(3.4)	38.6	34.8	10.7
Other operating income	—	—	—	—	—	—
Operating revenues	14.7	15.2	(3.4)	44.9	42.2	6.5
Benefits and loss and loss adjustment expenses	1.7	0.9	83.4	3.9	3.1	25.8
Insurance expenses	0.7	0.7	9.3	2.6	2.4	5.7
Corporate, interest and other expenses - net	18.9	6.3	200.9	38.7	22.0	75.9
Operating expenses	21.4	7.9	169.9	45.2	27.6	64.0
Corporate & other pretax operating income (loss)	$(6.7)	$7.2	(192.5)%	$(0.2)	$14.6	(102.0)%

This segment includes a small life and accident insurance business and the net costs associated with the parent holding company and several internal corporate services subsidiaries. The segment tends to produce highly variable results stemming from volatility inherent from the lack of scale. Investment income in both periods reflects a lower invested asset base, particularly for the quarter, attributable to the return of capital to shareholders, offset by higher investment yields earned. Corporate net operating expenses in both 2023 periods reflect a one-time charge of $10.7 relating to changes in the structure of a company benefit plan.

Summary Consolidated Balance Sheet

	September 30,	December 31,	September 30,
	2023	2022	2022
Assets:
Cash and fixed income securities	$12,845.9	$12,688.7	$12,315.8
Equity securities	2,685.6	3,220.9	3,045.4
Other invested assets	150.4	138.0	130.6
Cash and invested assets	15,681.9	16,047.7	15,491.8
Accounts and premiums receivable	2,356.3	1,927.5	2,096.9
Federal income tax assets	25.7	15.7	125.5
Reinsurance balances recoverable	6,323.3	5,588.0	5,679.7
Deferred policy acquisition costs	418.7	382.5	386.7
Other assets	1,594.3	1,197.9	1,164.2
Total assets	$26,400.5	$25,159.4	$24,945.1

Liabilities and Shareholders' Equity:
Policy liabilities	$3,383.0	$2,970.0	$3,173.5
Loss and loss adjustment expense reserves	12,811.2	12,221.5	12,174.7
Federal income tax liabilities	—	42.7	2.0
Reinsurance balances and funds	1,467.9	1,079.4	1,154.3
Debt	1,590.9	1,597.0	1,596.6
Other liabilities	1,231.7	1,075.3	1,158.5
Total liabilities	20,484.8	18,986.2	19,259.7
Shareholders' equity	5,915.6	6,173.2	5,685.3
Total liabilities and shareholders' equity	$26,400.5	$25,159.4	$24,945.1

Cash, Invested Assets, and Shareholders' Equity

				% Change
	Sep. 30,	Dec. 31,	Sep. 30,	Sep. '23/	Sep. '23/
	2023	2022	2022	Dec. '22	Sep. '22
Cash and invested assets:
Fixed income securities, cash and other invested assets	$12,996.3	$12,826.7	$12,446.4	1.3%	4.4%
Equity securities	2,685.6	3,220.9	3,045.4	(16.6)	(11.8)
Total per balance sheet	$15,681.9	$16,047.7	$15,491.8	(2.3)%	1.2%
Total at cost for all	$15,228.1	$15,365.7	$15,363.6	(0.9)%	(0.9)%

Composition of shareholders' equity per share:
Equity before items below	$20.26	$19.43	$19.02	4.3%	6.5%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	1.11	1.64	(0.08)
Total	$21.37	$21.07	$18.94	1.4%	12.8%

Segmented composition of
shareholders' equity per share:
Excluding RFIG run-off segment	$20.66	$20.17	$17.96	2.4%	15.0%
RFIG run-off segment	0.71	0.90	0.98
Consolidated total	$21.37	$21.07	$18.94	1.4%	12.8%

As of September 30, 2023, the consolidated investment portfolio reflected an allocation of approximately 83% to fixed income (bonds and notes) and short-term investments, and 17% to equity securities (common stock). Our investment management process remains focused on retaining quality investments that produce consistent streams of investment income, and we continue to evaluate the investment portfolio mix in light of the current interest rate environment. The fixed income portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities of our fixed income assets are matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. Our equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

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

Shareholders' Equity Per Share

	Quarter			Year
	Ended			Ended
	September 30,	Nine Months Ended Sep. 30,		Dec. 31,
	2023	2023	2022	2022
Beginning balance	$21.78	$21.07	$22.77	$22.77
Changes in shareholders' equity:
Net income excluding net investment gains (losses)	0.72	1.96	2.00	2.80
Net of tax realized investment gains (losses)	(0.12)	(0.04)	0.24	0.17
Net of tax unrealized investment gains (losses):
Fixed income securities	(0.28)	(0.12)	(2.62)	(2.18)
Equity securities	(0.41)	(0.49)	(1.67)	(0.69)
Total net of tax realized and unrealized
investment gains (losses)	(0.81)	(0.65)	(4.05)	(2.70)
Cash dividends	(0.245)	(0.735)	(1.690)	(1.920)
Other	(0.08)	(0.27)	(0.09)	0.12
Net change	(0.41)	0.30	(3.83)	(1.70)
Ending balance	$21.37	$21.37	$18.94	$21.07
Percentage change for the period	(1.9)%	1.4%	(16.8)%	(7.5)%

Capitalization

	September 30,	December 31,	September 30,
	2023	2022	2022
Debt:
4.875% Senior Notes due 2024	$399.4	$399.0	$398.8
3.875% Senior Notes due 2026	548.3	547.9	547.8
3.850% Senior Notes due 2051	643.1	642.9	642.8
Other miscellaneous debt	—	7.1	7.1
Total debt	1,590.9	1,597.0	1,596.6
Common shareholders' equity	5,915.6	6,173.2	5,685.3
Total capitalization	$7,506.5	$7,770.2	$7,282.0

Capitalization ratios:
Debt	21.2%	20.6%	21.9%
Common shareholders' equity	78.8	79.4	78.1
Total	100.0%	100.0%	100.0%

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	General	Title	RFIG Run-off	Corporate & Other	Total	% Change from prior period
Years Ended December 31:
2020	$3,394.2	$3,286.3	$45.1	$12.0	$6,737.8	8.0%
2021	3,555.5	4,404.3	32.6	11.0	8,003.6	18.8
2022	3,808.6	3,833.8	23.2	9.6	7,675.3	(4.1)
Nine Months Ended September 30:
2022	2,821.8	2,997.3	18.1	7.2	5,844.6	(.6)
2023	3,027.7	1,917.3	12.8	6.2	4,964.1	(15.1)
Quarters Ended September 30:
2022	967.3	968.1	5.5	2.3	1,943.3	(5.5)
2023	$1,069.6	$684.4	$3.8	$2.2	$1,760.1	(9.4)%

Consolidated net premiums and fees earned were down 9.4% for the quarter and 15.1% for the first nine months. Title Insurance dropped as a result of lower revenues in both direct and agency operations, while General Insurance grew by 10.6% for the quarter and 7.3% for the first nine months.

Net Investment Income
The following tables reflect the segmented and consolidated invested asset bases as of the indicated dates, the investment income earned and resulting yields on such assets. Since the Company can exercise little control over fair values, management evaluates yields on the basis of investment income earned in relation to the cost of the underlying invested assets.

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General	Title	RFIG Run-off	Corporate & Other	Total
As of December 31:
2021	$11,379.7	$1,569.2	$459.0	$1,394.8	$14,802.9	$1,773.4	$16,576.3
2022	11,852.2	1,512.4	341.6	1,500.1	15,179.4	680.4	15,859.9
As of September 30:
2022	11,715.6	1,526.1	377.0	1,543.9	15,162.7	126.3	15,289.1
2023	$11,936.3	$1,347.8	$244.7	$1,430.5	$14,959.4	$453.8	$15,413.2

	Net Investment Income					Yield at
	General	Title	RFIG Run-off	Corporate & Other	Total	Cost	Fair Value
Years Ended
December 31:
2020	$352.2	$42.0	$15.2	$29.4	$438.9	3.24%	2.96%
2021	342.4	43.8	11.4	36.5	434.3	3.02	2.72
2022	358.0	47.9	6.7	46.8	459.5	3.07	2.83
Nine Months Ended
September 30:
2022	254.8	34.2	5.2	34.8	329.2	2.93	2.75
2023	338.1	42.1	4.3	38.6	423.1	3.74	3.61
Quarters Ended
September 30:
2022	88.8	11.8	1.5	12.9	115.1	3.03	2.96
2023	$117.9	$14.1	$1.3	$12.4	$145.9	3.90%	3.76%

Net investment income increased significantly in the quarter and the first nine months, primarily due to higher investment yields earned on fixed income securities.

Loss and Loss Adjustment Expenses
Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of September 30, 2023 and December 31, 2022:

	Loss and Loss Adjustment Expense Reserves
	September 30, 2023		December 31, 2022
	Gross	Net	Gross	Net

Workers' compensation	$4,840.2	$2,763.6	$4,855.2	$2,879.6
Commercial automobile	3,579.4	1,780.9	3,233.9	1,747.3
General liability	1,557.8	687.2	1,427.3	641.9
Other coverages	1,848.6	1,377.2	1,707.8	1,260.0
Unallocated loss adjustment expense reserves	300.7	300.7	296.9	295.8
Total general insurance reserves	12,126.9	6,909.8	11,521.2	6,824.8
Title	618.5	618.5	612.8	612.8
RFIG Run-off	56.9	56.9	77.9	77.9
Life and accident	8.7	5.6	9.4	6.3
Total loss and loss adjustment expense reserves	$12,811.2	$7,591.0	$12,221.5	$7,521.9
Asbestosis and environmental loss reserves included
in the above general insurance reserves:
Amount	$128.0	$87.7	$121.3	$84.0
% of total general insurance reserves	1.1%	1.3%	1.1%	1.2%

A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 3 of the Consolidated Financial Statements.

The percentage of net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for consolidated operations were as follows:

	General	Title	RFIG Run-off	Consolidated
Years Ended December 31:
2020	69.9%	2.3%	81.7%	37.0%
2021	64.8	2.6	(5.3)	30.2
2022	62.1	2.3	(75.5)	31.8
Nine Months Ended September 30:
2022	64.0	2.8	(96.5)	32.1
2023	60.9	2.6	(88.2)	38.0
Quarters Ended September 30:
2022	62.7	2.7	(93.3)	32.3
2023	60.4%	2.7%	(59.4)%	37.7%

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

The increase in the third quarter and first nine months 2023 consolidated loss and loss adjustment expense ratio is primarily due to a change in mix commensurate with the drop in Title Insurance premiums which carry lower loss and loss adjustment expense ratios.

Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. Management maintains hold periods that vary primarily by line of business; however, in certain cases, reserves may be released within a hold period when the redundancies are expected to exceed the upper end of the actuarially determined range. No representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates. In management's opinion, such changes in net losses and related costs are not likely to have a material effect on the Company's consolidated financial position, although it could materially affect its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2022 Annual Report on Form 10-K under Item 1A - Risk Factors.

Underwriting Acquisition and Other Expenses
The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2020	25.6%	88.4%	30.2%	56.3%
2021	26.5	86.7	39.9	59.7
2022	27.4	90.9	53.0	59.2
Nine Months Ended September 30:
2022	27.4	89.5	52.7	59.3
2023	28.6	95.0	75.4	54.4
Quarters Ended September 30:
2022	27.3	91.0	55.3	59.1
2023	28.6%	94.0%	76.7%	54.2%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and costs of producing business. To a significant degree, expense ratios for both the General and Title Insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. General operating expenses are routinely subject to timing, and can fluctuate with line of coverage mix, as well as investments in business expansion and information technology. The decrease in the third quarter and first nine months 2023 consolidated expense ratio is primarily due to a change in mix commensurate with the drop in Title Insurance premiums which carry a higher expense ratio.

Combined Ratios
The combined ratios of the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

			RFIG
	General	Title	Run-off	Consolidated
Years Ended December 31:
2020	95.5%	90.7%	111.9%	93.3%
2021	91.3	89.3	34.6	89.9
2022	89.5	93.2	(22.5)	91.0
Nine Months Ended September 30:
2022	91.4	92.3	(43.8)	91.4
2023	89.5	97.6	(12.8)	92.4
Quarters Ended September 30:
2022	90.0	93.7	(38.0)	91.4
2023	89.0%	96.7%	17.3%	91.9%

Net Investment Gains (Losses)
The Company's investment policies are designed to produce a stable source of income from interest and dividends, protection of capital, and providing sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Realized Investment Gains (Losses) from Actual Transactions			Impairment Losses	Unrealized Gains (Losses) from Changes in Fair Value of Equity Securities	Total Investment Gains (Losses)
	Fixed Income	Equity Securities and Other	Total
Years Ended
December 31:
2020	$(7.4)	$21.6	$14.2	$—	$(156.2)	$(142.0)
2021	1.5	5.3	6.9	—	751.1	758.0
2022	(187.6)	373.3	185.7	(123.5)	(263.4)	(201.1)
Nine Months Ended
September 30:
2022	(145.4)	361.3	215.8	(123.5)	(641.8)	(549.5)
2023	(113.4)	106.4	(6.9)	(6.2)	(178.0)	(191.1)
Quarters Ended
September 30:
2022	(86.3)	181.0	94.7	(120.9)	(350.8)	(377.1)
2023	$(80.9)	$37.4	$(43.5)	$—	$(143.3)	$(186.9)

Dispositions of fixed income securities from scheduled maturities and early calls were 54.3% and 58.2% of total dispositions occurring in the first nine months of 2023 and 2022, respectively. The 2023 impairment charge primarily reflects impairment losses on fixed income securities previously held in conjunction with a deferred compensation plan, as well as a small credit loss. During 2022, the Company rebalanced the investment portfolio by reducing equity security holdings and increasing fixed income holdings as reinvestment rates began to materially improve. Additionally, 2022 includes investment impairment charges of $123.5 on fixed income securities, which management intended to and subsequently disposed of during the year, driven primarily by tax planning considerations.

Income Taxes
The effective consolidated income tax rates (credits) were 17.7% and 20.0% in the third quarter and first nine months of 2023, compared to (23.3)% and 16.4% in the third quarter and first nine months of 2022. The rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax preferred investment income (principally tax-exempt interest and dividend income).

Segment Overview

General Insurance

Summary Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net premiums earned	$1,069.6	$967.3	10.6%	$3,027.7	$2,821.8	7.3%
Loss and loss adjustment expenses	645.8	606.6	6.5	1,842.7	1,804.9	2.1
Sales and general expenses	346.9	304.0	14.1	986.8	886.2	11.3
Segment pretax operating income	$215.5	$167.6	28.6%	$593.0	$448.1	32.3%

Loss ratio:
Current year	66.5%	67.4%		66.8%	67.3%
Prior years	(6.1)	(4.7)		(5.9)	(3.3)
Total	60.4	62.7		60.9	64.0
Expense ratio	28.6	27.3		28.6	27.4
Combined ratio	89.0%	90.0%		89.5%	91.4%

Premiums & Fees
The percentage of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
	Commercial Automobile	Workers' Compensation	Property	Financial Indemnity	General Liability	Other
Years Ended December 31:
2020	38.4%	25.5%	8.7%	8.0%	6.0%	13.4%
2021	39.6	21.9	9.7	9.7	5.2	13.9
2022	39.5	21.3	9.8	10.3	5.2	13.9
Nine Months Ended September 30:
2022	39.4	21.4	9.7	10.6	4.9	14.0
2023	40.7	19.7	11.4	8.8	5.9	13.5
Quarters Ended September 30:
2022	39.7	22.2	9.0	10.6	4.9	13.6
2023	40.8%	19.0%	12.0%	8.6%	6.2%	13.4%
General Insurance net premiums earned increased 10.6% and 7.3% for the quarter and first nine months of 2023, respectively, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from recently established underwriting subsidiaries. Premium growth was experienced across most lines of coverage and was most pronounced within commercial auto, property and general liability, partially offset by declines experienced in public D&O (included within financial indemnity), workers' compensation, and home warranty products (included within other). Commercial auto and general liability achieved strong rate increases while rate declines were experienced within public D&O and workers' compensation coverages. Consistent with the Company's strategy to diversify its lines of coverage, 2023 growth in property was partially attributed to premiums from Old Republic Inland Marine. Net premiums earned in the third quarter of 2022 included a charge of $16.6 to reinstate catastrophe reinsurance coverage after Hurricane Ian.

Loss and Loss Adjustment Expenses
The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	General Insurance Loss Ratios by Type of Coverage
	All Coverages	Commercial Automobile	Workers' Compen-sation	Property	Financial Indemnity	General Liability	Other
Years Ended
December 31:
2020	69.9%	80.8%	60.8%	58.2%	57.1%	73.5%	69.2%
2021	64.8	71.5	58.9	59.3	53.9	64.1	66.6
2022	62.1	66.6	45.9	65.4	67.0	71.6	64.5
Nine Months Ended
September 30:
2022	64.0	67.1	49.7	66.6	74.3	70.3	65.0
2023	60.9	69.0	41.1	61.3	46.4	79.3	66.1
Quarters Ended
September 30:
2022	62.7	64.8	35.8	84.2	66.5	98.2	70.4
2023	60.4%	66.3%	33.2%	60.5%	50.2%	96.4%	70.7%

The reported loss ratio for General Insurance improved considerably in both periods of 2023. Favorable development of approximately 6% for both the quarter and first nine months came predominantly from the workers' compensation and to a lesser extent, commercial auto lines of coverage. The favorable development in 2023 is wide spread, with most accident years between 2010-2022 developing favorably, partially offset by unfavorable development in general liability. The trends in current period loss ratios mostly reflect a shift in the line of coverage mix. Favorable development in the similar periods of 2022 occurred within the commercial auto and workers' compensation lines of coverage partially offset by unfavorable development in the financial indemnity (which includes public company D&O) line of coverage, stemming from large security class action claims activity occurring from accident years 2018 and 2019 and to a lesser extent, general liability coverages. Additionally, 2022 loss costs reflect a relatively nominal amount from Hurricane Ian based on the Company's estimated $10.0 net retention.

Sales and General Expenses
The trends in the expense ratio mostly reflect a shift in the line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in shifts in the lines of coverage mix toward lines with lower current period loss ratios and higher expense ratios. The first nine month ratios are also reflective of increased expenses related to personnel and IT costs.

Title Insurance

Summary Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net premiums and fees earned	$684.4	$968.1	(29.3)%	$1,917.3	$2,997.3	(36.0)%
Loss and loss adjustment expenses	18.2	26.2	(30.6)	49.8	84.6	(41.1)
Sales and general expenses	643.4	880.9	(27.0)	1,821.3	2,683.3	(32.1)
Segment pretax operating income	$37.4	$73.3	(48.9)%	$89.6	$263.8	(66.0)%

Loss ratio:
Current year	3.8%	3.6%		3.8%	3.6%
Prior years	(1.1)	(0.9)		(1.2)	(0.8)
Total	2.7	2.7		2.6	2.8
Expense ratio	94.0	91.0		95.0	89.5
Combined ratio	96.7%	93.7%		97.6%	92.3%

Premiums & Fees
The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents
Years Ended December 31:
2020	24.9%	75.1%
2021	22.0	78.0
2022	19.5	80.5
Nine Months Ended September 30:
2022	20.0	80.0
2023	21.3	78.7
Quarters Ended September 30:
2022	18.8	81.2
2023	20.8%	79.2%

Title Insurance net premiums and fees earned decreased by 29.3% and 36.0% for the quarter and first nine months of 2023, respectively. Both directly produced and agency produced revenues declined, driven by a continued drop in mortgage originations attributable to higher mortgage interest rates. Commercial premiums decreased commensurately, and represent 22% and 23% of premiums earned in the third quarter and first nine months of 2023, respectively, versus 21% for both the third quarter and first nine months of 2022.

Loss and Loss Adjustment Expenses
Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity and decreased slightly for the first nine months of 2023 reflecting higher levels of favorable development as a percentage of premium.

Sales and General Expenses
Both 2023 period's expense ratios were elevated compared to last year, generally reflecting lower directly produced revenues that carry higher fixed expenses. In addition, the first nine months 2023 expense ratio reflects the recovery of the $17.2 (0.9 percentage points) state sales tax assessment paid in the fourth quarter of last year.

RFIG Run-off

Summary Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net premiums earned	$3.8	$5.5	(30.7)%	$12.8	$18.1	(29.4)%
Loss and loss adjustment expenses	(2.2)	(5.2)	55.9	(11.3)	(17.5)	35.5
Pretax operating income	$4.5	$9.2	(50.6)%	$18.8	$31.3	(40.0)%

Loss ratio:
Current year	104.6%	93.5%		85.2%	73.2%
Prior years	(164.0)	(186.8)		(173.4)	(169.7)
Total	(59.4)	(93.3)		(88.2)	(96.5)
Expense ratio	76.7	55.3		75.4	52.7
Combined ratio	17.3%	(38.0)%		(12.8)%	(43.8)%

RFIG Run-off's mortgage guaranty insurance carriers ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode. Given the volatility inherent with a lack of scale, RFIG Run-off is expected to produce highly variable results which have recently benefitted from favorable loss reserve development. As the premiums drop commensurate with the run-off plan, profitability in this segment will be challenged. We are in the process of exploring strategic alternatives, including the sale of the business.

Premiums & Fees
The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

Premium and Persistency Trends:	Net Earned Premiums	Persistency
Years Ended December 31:
2020	$45.1	77.6%
2021	32.6	74.8
2022	23.2	78.1
Nine Months Ended September 30:
2022	18.1	75.6
2023	12.8	84.3%
Quarters Ended September 30:
2022	5.5
2023	$3.8
Persistency trends improved in 2023, mostly due to the impact of rising mortgage interest rates on the real estate market.

Net Risk in Force
Net Risk in Force By Type:	Traditional Primary	Bulk & Other	Total
As of December 31:
2020	$1,842.2	$169.0	$2,011.2
2021	1,364.9	140.4	1,505.4
2022	1,059.1	114.4	1,173.5
As of September 30:
2022	1,100.7	118.5	1,219.3
2023	$945.6	$75.8	$1,021.5
The results of RFIG Run-off reflect the continuing drop in net earned premiums predominantly related to the declining risk in force.

Loss and Loss Adjustment Expenses

Certain mortgage guaranty average loss related trends are listed below:

	Average Settled Claim Amount (a)	Reported Delinquency Ratio at End of Period
Years Ended December 31:
2020	$37,172	14.2%
2021	31,682	12.4
2022	48,313	11.8
Nine Months Ended September 30:
2022	37,702	11.7
2023	$42,970	10.5%
__________

(a)    Amounts are in whole dollars.

Loss costs reflect favorable loss reserve development from improved cure rates on reported defaults.

FINANCIAL POSITION

The Company's financial position at September 30, 2023 reflects increases in assets and liabilities of 4.9% and 7.9%, respectively, and a decrease in shareholders' equity of 4.2% when compared to the immediately preceding year-end. Cash and invested assets represent 59.4% of consolidated assets as of September 30, 2023 and December 31, 2022. As of September 30, 2023, the invested asset base, cash and accrued investment income decreased by 2.3% to $15,681.9 primarily as a result of share repurchase activity.

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both September 30, 2023 and December 31, 2022, nearly all of the Company's investments consisted of marketable securities. The investment portfolio does not contain high risk or illiquid asset classes and has zero or extremely limited exposure to collateralized debt obligations (CDO's), credit default and interest rate swaps, hybrid securities, asset-backed securities (ABS), guaranteed investment contracts (GIC), structured investment vehicles (SIV), auction rate variable short-term securities, limited partnerships, derivatives, hedge funds or private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At September 30, 2023, the Company had no fixed income investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a):

	September 30,	December 31,
	2023	2022
Aaa	19.7%	22.1%
Aa	9.7	10.0
A	35.3	34.1
Baa	34.2	32.3
Total investment grade	98.9	98.5
Non-investment grade or non-rated issuers	1.1	1.5
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates and Municipal issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Fixed Income Securities

September 30, 2023	Amortized Cost	Gross Unrealized Losses
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Industrial	$31.2	$1.9
Basic Materials	18.0	1.7
Consumer, Cyclical	30.9	1.6
Energy	24.6	.9
Other (includes 3 industry groups)	23.2	.9
Total	$128.2	$7.2

Investment Grade Fixed Income Securities by Industry Concentration:
U.S. Governments & Agencies	$2,661.4	$135.3
Utilities	1,904.6	123.5
Consumer, Non-cyclical	1,620.8	88.0
Industrial	1,448.8	78.7
Financial	1,403.3	77.3
Consumer, Cyclical	848.4	40.3
Energy	666.3	37.7
Other (includes 5 industry groups)	993.2	53.9
Total	$11,547.0	$635.0

The level of gross unrealized losses for this portfolio is primarily driven by changes in the interest rate environment.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

September 30, 2023	Cost	Gross Unrealized Losses
Equity Securities by Industry Concentration:
Utilities	$171.5	$25.5
Financial	35.0	5.7
Consumer, Non-cyclical	30.2	1.9
Other (includes 3 industry groups)	12.8	.4
Total	$249.7	$33.5

Our equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
September 30, 2023	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$1,569.3	$12.0	$22.3	$—
Due after one year through five years	5,770.9	72.0	292.8	3.6
Due after five years through ten years	4,225.2	35.2	322.2	3.4
Due after ten years	109.8	8.8	4.7	.1
Total	$11,675.3	$128.2	$642.3	$7.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
September 30, 2023	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:

Fixed Income Securities:
One to six months	$125.0	$—	$—	$125.0
Seven to twelve months	15.4	—	—	15.4
More than twelve months	480.5	21.2	—	501.7
Total	$621.0	$21.2	$—	$642.3

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Age Distribution of Fixed Income Securities

	September 30,	December 31,
	2023	2022
Maturity Ranges:
Due in one year or less	13.1%	11.4%
Due after one year through five years	48.7	48.5
Due after five years through ten years	37.2	38.8
Due after ten years through fifteen years	.9	1.2
Due after fifteen years	.1	.1
Total	100.0%	100.0%

Average Maturity in Years	4.3	4.3
Duration	3.7	3.9

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.7 as of September 30, 2023 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the fixed income investment portfolio of approximately 3.7%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2022 statutory balances, the Company can receive up to $924.9 in ordinary dividends from its subsidiaries in 2023 without the prior approval of regulatory authorities of which $509.2 has been received through September 30, 2023. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated cash dividend payments to shareholders, operating expenses, and the near-term capital needs of its operating company subsidiaries.

Old Republic's total capitalization of $7,506.5 at September 30, 2023 consisted of debt of $1,590.9 and common shareholders' equity of $5,915.6. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), dividend payments to shareholders and share repurchases for the period then ended. At September 30, 2023, the Company's consolidated debt to equity ratio was 26.9%. The Company plans to have adequate liquidity available to retire the senior notes maturing in October 2024 in the event that market conditions are not conducive to refinancing.

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

During the quarter, the Company returned total capital to shareholders of approximately $192 comprised of $68 in dividends, and $124 of share repurchases (4.7 million shares at an average price of $26.31 per share). For the first nine months, this resulted in total capital returned of approximately $684, including $209 in dividends and nearly $475 of share repurchases (18.8 million shares at an average price of $25.44 per share). Following the close of the quarter, the Company repurchased $56 of additional shares (2.0 million shares at an average price of $27.14 per share), leaving approximately $83 remaining under the most recent authorization approved by the Company's Board of Directors in May 2023.

Under state insurance regulations, the Company's three mortgage guaranty insurance subsidiaries are required to hold minimum amounts of capital based on specified formulas. Since the Company's mortgage insurance subsidiaries have discontinued writing new business the risk-to-capital ratio considerations are therefore no longer of consequence.

The Company's principal mortgage insurance subsidiaries sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $25.0 and $85.0 during the third quarter and first nine months 2023.

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

Old Republic's market risk exposures at September 30, 2023, have not materially changed from those identified in the Company's 2022 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2023, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans ($ in Millions)
July 1 - July 31, 2023	3,413,340	$25.62	3,413,340	$176.4
August 1 - August 31, 2023	742,500	$27.17	742,500	156.0
September 1 - September 30, 2023	614,948	$27.07	614,948	139.2
Total	4,770,788	$26.05	4,770,788	$139.2

(1) On May 12, 2023, the Company announced a share repurchase program authorizing the repurchase of up to an additional $450 in shares of the Company's common stock. Following the close of the quarter and through November 1, 2023, the Company repurchased 2.0 million additional shares for $56.0 (average price of $27.14).

Item 5 - Other Information

During the quarter ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

Old Republic International Corporation
(Registrant)
Date:	November 3, 2023

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