Form 10-K
period 2023-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2024-02-28
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes: ☐  No: ☒

The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Mercantile Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2023, the last day of the registrant's most recently completed second fiscal quarter, was $6,555,078,398.

The registrant had 278,183,589 shares of Common Stock outstanding as of January 31, 2024.

Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy Statement for the 2024 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 107)	III, Items 10, 11, 12, 13 and 14 IV, Item 15

______________________________________
There are 108 pages in this report

PART I

Item 1 - Business

(a) General Description of Business. Old Republic International Corporation is a Chicago based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into three segments: General Insurance (property and liability insurance), Title Insurance, and Republic Financial Indemnity Group (RFIG) Run-off. References herein to such groups apply to the Company's subsidiaries engaged in these respective segments of business. On November 11, 2023, a definitive agreement was reached to sell the RFIG Run-off mortgage insurance business to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd., with the sale expected to close in the first half of 2024 (see Note 2 in the Notes to Consolidated Financial Statements for further discussion). The results of a small life and accident insurance business are included within the Corporate & Other caption of this report. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

The insurance business is distinguished from most others in that the prices (premiums) charged for most products are set without knowing what the ultimate loss costs will be. The Company also cannot know exactly when claims will be paid, which may be many years after a policy was issued or expired. This casts Old Republic as a risk-taking enterprise managed for the long run. Old Republic therefore conducts its business with a primary focus on achieving favorable underwriting results over cycles, and on maintaining a sound financial condition to support its subsidiaries' long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. The underwriting principles encompass:

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

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from capital required to support the risk of the underlying business. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not primary objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed income and equity securities for long periods of time is enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in dividend paying, publicly traded, large capitalization, highly liquid equity securities.

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

The contributions to consolidated revenues and pretax income and the assets of each Old Republic segment are set forth in the following table. This information should be read in conjunction with the consolidated financial statements, the notes thereto, and "Management Analysis of Financial Position and Results of Operations" appearing elsewhere in this report.

Financial Information Relating to Segments of Business ($ in Millions)

Revenues (a)
Years Ended December 31:	2023	2022	2021
General Insurance	$4,744.3	$4,315.6	$4,042.5
Title Insurance	2,620.6	3,882.7	4,449.3
RFIG Run-off	22.7	30.0	44.1
Corporate & Other - net (b)	61.4	56.5	47.5
Subtotal	7,449.3	8,284.9	8,583.5
Consolidated investment gains (losses) (a)(c)	(190.9)	(201.1)	758.0
Consolidated	$7,258.3	$8,083.7	$9,341.6

Pretax Income
Years Ended December 31:	2023	2022	2021
General Insurance	$787.8	$689.8	$589.6
Title Insurance	133.5	308.8	515.7
RFIG Run-off	21.2	35.2	32.8
Corporate & Other - net (b)	(4.2)	24.6	25.7
Subtotal	938.4	1,058.6	1,164.0
Consolidated investment gains (losses) (c)	(190.9)	(201.1)	758.0
Consolidated	$747.4	$857.4	$1,922.1

Assets
As of December 31:	2023	2022	2021
General Insurance	$22,710.5	$21,227.9	$20,660.9
Title Insurance	1,948.2	2,077.6	2,234.2
RFIG Run-off (d)	232.8	344.2	516.4
Corporate & Other - net (b)	1,609.7	1,509.5	1,570.2
Consolidated	$26,501.4	$25,159.4	$24,981.8

(a)    Revenues consist of net premiums, fees, net investment and other income earned. Investment gains (losses), which include unrealized gains (losses) on equity securities, are shown on a consolidated basis because the investment portfolio is managed as a whole.
(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries, and consolidation elimination adjustments.
(c)    Includes an estimated pretax loss of $45.6 million, inclusive of transaction costs, relating to the pending sale of the Company's RFIG Run-off mortgage insurance business. See Note 2 in the Notes to Consolidated Financial Statements for further discussion.
(d)    At December 31, 2023, the Company classified its RFIG Run-off mortgage insurance business as held-for-sale in its consolidated balance sheet. See Note 2 in the Notes to Consolidated Financial Statements for further discussion.

Consolidated Underwriting Statistics

The following table reflects premiums and related loss, expense, and combined ratios for the major coverages underwritten in the Company's insurance segments.

	($ in Millions)
Years Ended December 31:	2023	2022	2021
General Insurance:
Overall Experience:
Net Premiums Earned	$4,119.2	$3,808.6	$3,555.5
Loss Ratio	62.0%	62.1%	64.8%
Expense Ratio	28.2	27.4	26.5
Combined Ratio	90.2%	89.5%	91.3%

Experience by Major Coverages:
Commercial Auto:
Net Premiums Earned	$1,689.4	$1,505.2	$1,408.6
Loss Ratio	71.5%	66.6%	71.5%

Workers' Compensation:
Net Premiums Earned	$802.2	$811.8	$778.6
Loss Ratio	41.4%	45.9%	58.9%

General Liability:
Net Premiums Earned	$251.8	$196.2	$184.4
Loss Ratio	76.0%	71.6%	64.1%

Financial Indemnity: (a)
Net Premiums Earned	$347.7	$391.7	$344.0
Loss Ratio	48.2%	67.0%	53.9%

Property: (b)
Net Premiums Earned	$473.1	$374.0	$345.3
Loss Ratio	61.0%	65.4%	59.3%

Home and Auto Warranty:
Net Premiums Earned	$311.4	$330.4	$336.5
Loss Ratio	65.5%	66.9%	67.9%

Other Coverages: (c)
Net Premiums Earned	$243.3	$199.0	$157.8
Loss Ratio	65.9%	60.4%	63.8%

Title Insurance: (d)
Net Premiums & Fees Earned	$2,562.8	$3,833.8	$4,404.3
Loss Ratio	1.9%	2.3%	2.6%
Expense Ratio	95.2	90.9	86.7
Combined Ratio	97.1%	93.2%	89.3%

RFIG Run-off:
Net Premiums Earned	$16.4	$23.2	$32.6
Loss Ratio	(66.9)%	(75.5)%	(5.3)%
Expense Ratio	76.5	53.0	39.9
Combined Ratio	9.6%	(22.5)%	34.6%

All Coverages Consolidated:
Net Premiums & Fees Earned	$6,707.7	$7,675.3	$8,003.6
Loss Ratio	38.7%	31.8%	30.2%
Expense Ratio	53.9	59.2	59.7
Combined Ratio	92.6%	91.0%	89.9%

(a)    Includes Fidelity and Surety and Financial Indemnity (E&O/D&O).
(b)    Includes Commercial Multi-Peril and Inland Marine coverages.
(c)    Includes Aviation and Travel Accident coverages.
(d)    Title loss, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.

General Insurance

Old Republic's General Insurance segment is best characterized as a commercial lines insurance business with a strong focus on lines of coverages provided to businesses, state and local governments, and other institutions. The Company does not have a meaningful exposure to personal lines insurance such as homeowners and private auto coverages. Old Republic also focuses on specific sectors of the North American economy, most prominently the transportation, commercial construction, healthcare, education, retail and wholesale trade, forest products, energy, general manufacturing, and financial services industries. In managing the insurance risks it undertakes, the Company employs various underwriting and loss mitigation techniques such as utilization of policy deductibles, captive insurance risk-sharing arrangements, self-insured retentions, retrospective rating and policyholder dividend plans. These underwriting techniques are intended to better correlate premium charges with the ultimate claims experience of individual or groups of insureds and align the Company's interests with those of the insureds.
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
Aviation: Protects the value of aircraft hulls and affords liability coverage for acts that result in injury, loss of life, and property damage to passengers and others on the ground or in the air.
Commercial Auto: Covers vehicles (mostly trucks) used principally in commercial pursuits. Policies cover damage to insured vehicles and liabilities incurred by an insured for bodily injury and property damage sustained by third parties.
Commercial Multi-Peril (CMP): Coverage for claims arising from the acts of owners or employees, and protection for the physical assets of businesses.
Commercial Property: Protects an insured’s real and personal property from risk of direct physical loss of damage, including subsequent business interruption and expense.
Financial Indemnity: Multiple types of specialty coverages, including most prominently the following:
Directors & Officers (D&O): Coverage provides for the payment of legal expenses and indemnity settlements for claims made against the directors and officers of corporations from a variety of sources, most typically shareholders.
Errors & Omissions (E&O): Liability policies written for non-medical professional service providers such as lawyers, architects, and consultants, that provide coverage for legal expenses and indemnity settlements for claims alleging breaches of professional standards.
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
Home & Auto Warranty Insurance: Includes the following types of coverages:
Automobile Extended Warranty Insurance: Coverage provided to vehicle owners for certain mechanical or electrical repair or replacement costs after the manufacturer's warranty has expired.
Home Warranty Insurance: Provides repair and/or replacement coverage for home systems (e.g. plumbing, heating, and electrical) and designated appliances.
General Liability: Protects against liability of an insured that stems from carelessness, negligence, or failure to act, and results in property damage or personal injury to others.
Inland Marine: Insurance of property in transit over land and of property that is mobile by nature, inclusive of builder's risk coverages which protect structures and materials during construction projects.
Travel Accident: Covers monetary losses arising from trip delay and cancellation for individual insureds.
Workers' Compensation: Purchased by employers to provide insurance for employees' lost wages and medical benefits in the event of work-related injury, disability, or death.
Approximately 94% of General Insurance premiums are produced through independent agency or brokerage channels, while the remaining 6% is obtained through direct production facilities.
Net Premiums Earned

For 2023, General Insurance continued to expand its product capabilities beyond its traditional focus on commercial auto and workers’ compensation. Commercial auto remains the Company’s largest line of coverage and accounted for 41.0% of General Insurance’s consolidated net premiums earned in 2023. Investments in new underwriting subsidiaries have helped grow the Company’s presence in non-casualty lines such as property which now amounts to 11.5% of such totals.

General Insurance net premiums earned increased 8.2% for 2023 driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from recently established underwriting subsidiaries. Premium growth occurred across most lines of coverage and was most pronounced within commercial auto, property, and general liability, partially offset by declines in public D&O (included within financial indemnity) and home warranty. Commercial auto, property, and general liability achieved strong rate increases while there were rate declines in public D&O and workers' compensation. Net premiums earned increased 7.1% for 2022 driven by growth in most lines of coverage, in particular commercial auto.

Loss Ratios

Variations in loss ratios are typically caused by changes in the frequency and severity of losses incurred, changes in premium rates, the level of premium refunds, and periodic changes in loss and loss adjustment expense reserve estimates. The Company can therefore experience period-to-period volatility in the underwriting results posted for individual coverages. In light of Old Republic's basic underwriting focus in managing its business, a long-term objective has been to dampen this volatility by diversifying coverages offered and industries served.

The loss ratios include loss adjustment expenses and policyholders' dividends, which apply principally to workers' compensation insurance, and are typically a reflection of changes in loss experience from prior years for individual or groups of policies, rather than current year results.

The General Insurance loss ratios are summarized as follows:

	2023	2022	2021
Reported Loss Ratio	62.0%	62.1%	64.8%
Effect of Prior Periods' (Favorable)/Unfavorable
Loss Reserve Development	(5.7)	(5.1)	(3.8)
Loss Ratio Excluding Prior Periods' Loss Reserve Development	67.7%	67.2%	68.6%

As the table above indicates, the reported loss ratio for General Insurance remained consistent in 2023 as compared to the prior year, with both years decreasing from 2021 levels. Favorable development in all three periods was due predominantly to better than expected claims experience related to workers' compensation and commercial auto reserves, partially offset by unfavorable development within general liability. These trends had a larger impact on the General Insurance loss ratio in 2023 as compared to the prior year due to unfavorable development experienced within the Company’s public company D&O line of coverage in 2022. Overall, the longer term trends in current year loss and expense ratios reflect a shift in the line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in a shift in the line of coverage mix toward lines with lower current period loss ratios and higher expense ratios.

Changes in estimated claim costs reflect continually evolving pricing and risk selection together with variability in loss severity and frequency trends. Changes in commercial auto loss ratios are primarily due to fluctuations in claim severity. Loss ratios for workers' compensation and liability insurance can reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and estimated provisions for loss costs not recoverable from assuming reinsurers that may experience financial difficulties. Additionally, workers' compensation claim costs in particular have been impacted by lower frequency and are subject to a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, and self-insured or high deductible insurance programs that are intended to mitigate claim costs over time. Loss ratios for a relatively small book of general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestosis and environmental (A&E) claims exposures.

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

The establishment of loss reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of: the opinions of a large number of persons; the application and interpretation of historical precedent and trends; expectations as to future developments; and management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

In establishing loss reserves, the potential increase in future loss settlement costs caused by inflation is considered along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to certain workers' compensation reserves, however, the ultimate cost of long-term disability type claims is typically discounted to present value based on interest rates generally ranging from 3.0% to 3.5%.

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

Federal Black Lung Regulations

The Federal Department of Labor revised the Federal Black Lung Program regulations in both 2001 and 2010. The revisions reflect more lenient standards that can potentially benefit claimants. Claims filed or refiled pursuant to these revised regulations initially increased immediately following the passing of both sets of regulations, but have been gradually decreasing since.

The majority of pending claims against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A smaller portion pertains to business produced on a traditional risk transfer basis.

A&E Reserves

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various A&E claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $500.0 thousand or less as to each claim.

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

Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for A&E claims. As of December 31, 2023, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future.

Reinsurance and Retrospective Arrangements

In order to maintain premium production within its capacity and limit maximum losses for which it might become liable under its policies, Old Republic, as is common practice in the insurance industry, may cede a portion or all of its premiums and related liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium and a large variety of risk-sharing procedures and arrangements for parts of its business in order to reduce underwriting losses for which it might become liable under insurance policies it issues, and to afford its customers or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to risk-sharing arrangements, the Company adjusts production costs or premiums to likewise reflect deviations from originally expected loss costs. The amount of premium, production costs and other adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements.

Title Insurance

Title Insurance's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records that contain information concerning interests in real property. The policies insure against losses arising out of defects, liens, and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2023, 21.0% of the Company's consolidated title premium and fee revenues stemmed from direct operations (which include branch offices of its title insurers and wholly-owned agency subsidiaries of the Company), while the remaining 79.0% emanated from independent title agents.

There are two basic types of title insurance policies issued by the Company: lenders' policies and owners' policies. Both are issued for a one-time premium. Most mortgages made in the United States are extended by mortgage bankers, savings and commercial banks, state and federal agencies, and life insurance companies. These financial institutions secure title insurance policies to protect their mortgagees' interest in the real property. This protection remains in effect for as long as the mortgagee has an interest in the property. A separate title insurance policy may be issued to the owner of the real estate. An owner's policy of title insurance protects an owner's interest in the title to the property.

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

Net Premiums and Fees Earned

The premiums charged for the issuance of title insurance policies vary with the policy amount and the type of policy issued. The premium is collected in full when the real estate transaction is closed, with there being no recurring fee thereafter. Premiums charged on subsequent policies on the same property, typically related to refinancing, may be reduced depending generally upon the time elapsed between issuance of the previous policies and the nature of the transactions for which the policies are issued. Most of the charge to the customer relates to title services rendered in conjunction with the issuance of a policy rather than to the possibility of loss due to risks insured against. Accordingly, the cost of services performed by a title insurer relates for the most part to the prevention of loss rather than to the assumption of the risk of loss. Loss costs that do occur result primarily from title search and examination mistakes, fraud, forgery, incapacity, missing heirs, and escrow processing errors.

Title Insurance's premium and fee revenue is closely related to the level of activity in the real estate market. The volume of real estate activity is affected by the availability and cost of financing, population growth, family movements, and other socio-economic factors. Also, the title insurance business is seasonal. During the winter months, new building activity is reduced and, accordingly, the Company produces less title insurance business relative to new construction during such months than during the rest of the year. The most important factors, insofar as Old Republic's title business is concerned, however, are the rates of activity in the resale and refinance markets for residential properties and more recently, growth in commercial title business.

Title Insurance net premiums and fees earned decreased by 33.2% in 2023. Both directly produced and agency produced revenues declined, driven by a continued drop in mortgage originations attributable to higher mortgage interest rates. Commercial premiums decreased commensurately, and represent 22% of premiums earned in 2023. For 2022, net premiums and fees earned decreased by 13.0%, driven by increasing mortgage interest rates which drove a steep reduction in refinance activity and to a lesser extent, purchase activity.

Loss Ratios

Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years continued to reduce the loss ratios for the periods shown in the following table:

	2023	2022	2021
Reported Loss Ratio	1.9%	2.3%	2.6%
Effect of Prior Periods' (Favorable)/Unfavorable
Loss Reserve Development	(1.8)	(1.3)	(1.0)
Loss Ratio Excluding Prior Periods' Loss Reserve Development	3.7%	3.6%	3.6%

Republic Financial Indemnity Group (RFIG) Run-off

Historically, Old Republic's RFIG Run-off business consisted of its mortgage guaranty and consumer credit indemnity (CCI) operations.

Mortgage Guaranty - Private mortgage insurance protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The mortgage guaranty operation insures only first mortgage loans, primarily on residential properties incorporating one- to four-family dwelling units.

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

CCI - These policies provide limited indemnity coverage to lenders and other financial intermediaries. The coverage is for the risk of non-payment of loan balances by individual buyers and borrowers.

During 2008, the Company ceased the underwriting of new policies and the existing CCI book of business was placed in run-off operating mode. During 2011, the Company's flagship mortgage guaranty insurance carrier, Republic Mortgage Insurance Company (RMIC) and its sister company Republic Mortgage Guaranty Insurance Corporation (RMGIC), discontinued writing new business in all states and limited themselves to servicing the run-off of their existing business. A long-used standard model of forecasted results indicated that underwriting performance of the book of business was not expected to have a material impact on Old Republic's consolidated results during the remaining run-off period.

On November 11, 2023, a definitive agreement was reached to sell the RFIG Run-off mortgage insurance business to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd., with the sale expected to close in the first half of 2024. At December 31, 2023, the Company classified its RFIG Run-off mortgage insurance business as held-for-sale in its consolidated balance sheet. See Note 2 in the Notes to Consolidated Financial Statements for further discussion.

As of December 31, 2023, RFIG Run-off's mortgage insurance subsidiaries had total statutory capital, inclusive of a contingency reserve of $38.4 million, of $169.5 million.

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

As to all types of mortgage insurance products, the amount of premium charge depended on various underwriting criteria such as loan-to-value ratios, the level of coverage being provided, the borrower's credit history, the type of loan instrument (whether fixed rate/fixed payment or an adjustable rate/adjustable payment), documentation type, and whether the insured property is categorized as an investment- or owner-occupied property. Coverage is non-cancelable by the Company except in the case of non-payment of premium or certain master policy violations. The majority of the Company's direct premiums were written under monthly premium plans.

RFIG Run-off earned premium volume has reflected a continuing drop in line with the declining risk in force and to a lesser degree, lower renewal premium rates.

Loss Ratios

Favorable reserve development was the primary driver of the reduction in RFIG Run-off loss costs in all years reported.

	2023	2022	2021
Reported Loss Ratio	(66.9)%	(75.5)%	(5.3)%
Effect of Prior Periods' (Favorable)/Unfavorable
Loss Reserve Development	(158.3)	(156.3)	(67.5)
Loss Ratio Excluding Prior Periods' Loss Reserve Development	91.4%	80.8%	62.2%

Corporate & Other

Corporate & Other operations include the accounts of a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries that perform cash and investment management, payroll, administrative, information technology and marketing services. The life and accident business registered net premium revenues of $9.1 million, $9.6 million, and $11.0 million in 2023, 2022, and 2021, respectively. Life and accident business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as travel agents and marketing channels that are also utilized in some of Old Republic's General Insurance operations. Production of term life insurance, accounting for net premiums earned of $3.8 million, $3.9 million, and $4.8 million in 2023, 2022, and 2021, respectively, was terminated and placed in run-off as of year-end 2004.

(b) Marketing. The personal contacts, relationships, reputations, and intellectual capital of Old Republic's key executives and other associates responsible for the production of business are vital elements in obtaining and retaining much of its business. Many of the Company's customers produce large amounts of premiums and fees and therefore warrant substantial levels of attention and involvement by these persons. In this respect, Old Republic's mode of operation relies on the marketing, underwriting, and management skills of relatively few key people for large parts of its business.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2023	2022	2021
United States:
Northeast	11.3%	11.9%	12.3%
Mid-Atlantic	7.0	7.5	8.0
Southeast	22.2	23.1	20.6
East North Central	11.4	10.6	10.7
West North Central	9.8	9.1	9.5
Mountain	8.0	8.6	8.7
Western	14.6	14.5	16.1
Southwest	13.0	12.3	12.0
Foreign (Principally Canada)	2.7	2.4	2.1
Total	100.0%	100.0%	100.0%
Commercial coverages underwritten for business enterprises and public entities are marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. No single source accounted for over 10% of Old Republic's premium volume in 2023.

A substantial portion of the Company's Title Insurance business is referred by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 270 Company branch offices and owned agency subsidiaries of the Company in all 50 states and the District of Columbia. Policies are also issued through independent title agents (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agent may cause title policies of the Company to be issued, and the Company is responsible under such policies for any payments to the insured. Issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Typically, the agent deducts the major portion of the title insurance charge to the customer as its commission for services. During 2023, 79.0% of Title Insurance premiums and fees were accounted for by policies issued by independent title agents.

The Company's mortgage guaranty insurance carriers ceased underwriting new policies and the existing book of business was placed in run-off operating mode effective August 31, 2011.

(c) Competition. The insurance business is highly competitive and Old Republic competes with many stockholder-owned and mutual insurance companies. Many of these competitors offer more insurance coverages and have substantially greater financial resources than the Company. The rates charged for many of the insurance coverages in which the Company specializes, such as workers' compensation insurance, other property and liability insurance, and title insurance, are primarily regulated by the states. The basic methods of competition available to Old Republic, aside from rates, are service to customers, expertise in tailoring insurance programs to the specific needs of its clients, efficiency and flexibility of operations, personal involvement by its key executives, and, as to title insurance, accuracy and timely delivery of evidences of title issued.

The Company believes its experience and expertise have enabled it to develop a variety of specialized insurance programs and related services for its customers, and to secure state insurance departments' approval of these programs.

(d) Investments. In common with other insurance organizations, Old Republic invests most of its capital and operating funds in income producing securities. Investments held within regulated entities must comply with applicable insurance laws and regulations. These laws and regulations prescribe the nature, form, quality, and relative amounts of investments that may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. Old Republic's investment policy is to acquire and retain primarily investment grade, publicly traded, fixed income securities, and dividend paying, publicly traded, large capitalization, highly liquid equity securities.

The investment policy is also influenced by the terms of the insurance coverages written by the Company, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company's investment portfolio is directed in consideration of enterprise-wide risk management objectives, intended to ensure solid funding of the Company's insurance underwriting subsidiaries' obligations to policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries' capital base. For these reasons, the investment portfolio does not contain high risk or illiquid asset classes and has extremely limited exposure to collateralized debt obligations (CDO), credit default and interest rate swaps, hybrid securities, asset-backed securities (ABS), guaranteed investment contracts (GIC), structured investment vehicles (SIV), auction rate variable short-term securities, limited partnerships, derivatives, hedge funds or private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. Pursuant to the Company's enterprise risk management guidelines and controls, it performs regular stress tests of its investment portfolio to gain reasonable assurance that periodic downdrafts in market prices do not seriously undermine the financial strength and the long-term continuity and prospects of the insurance underwriting subsidiaries.

(e) Government Regulation. In common with all insurance companies, Old Republic's insurance subsidiaries are subject to the regulation and supervision of the jurisdictions in which they do business. The method of such regulation varies, but generally regulation has been delegated to state insurance commissioners. The state insurance commissioners are granted broad administrative powers relating to: the licensing of insurers and their agents; the nature of and limitations on investments; approval of policy forms; reserve requirements; and trade practices. In addition to these types of regulation, many classes of insurance, including most of the Company's insurance coverages, are subject to rate regulations which require that rates be reasonable, adequate, and not unfairly discriminatory.

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

Each state has established minimum capital and surplus requirements to conduct insurance business. At December 31, 2023, each of the Company’s General, Title, Mortgage Guaranty and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements.

U.S. Privacy and Cybersecurity

The Company is subject to U.S. federal and state laws and regulations that require financial institutions, insurance companies, and other businesses to protect the security, confidentiality, and integrity of personal information and to provide notice of their practices relating to the collection and disclosure of personal information. Various state insurance privacy laws and regulations, enacted to implement the privacy requirements of the federal Gramm-Leach-

Bliley Act of 1999 (GLBA), impose restrictions on the Company’s ability to collect and share consumer personal information and require notices and disclosures to consumers.

To the extent that the Company collects and processes personal information about California residents that is not subject to the privacy restrictions and requirements applicable to the financial services and insurance industries, the California Consumer Privacy Act and the California Privacy Rights Act provides such California residents certain rights concerning such personal information and has imposed corresponding obligations and disclosure requirements on the Company. Similar laws have and will continue to become effective in other states in which the Company operates; however, to date all other states have exempted financial institutions subject to the GLBA, and personal information related to personnel and business-to-business contracts.

Cybersecurity requirements specific to the insurance industry to which the Company is subject have been adopted by the New York Department of Financial Services (the "NY DFS"), and 23 other states have adopted requirements based on the Insurance Data Security Model Law promulgated by the National Association of Insurance Commissioners. Additional states are expected to adopt similar requirements, and various states also impose more general requirements to protect personal information. In 2023, the NY DFS adopted amendments to its Cybersecurity Regulation, imposing heightened cybersecurity requirements on licensees, including prompt notification for ransomware, payment of extortion, and certain other events.

The Company is also subject to U.S. federal and state laws and regulations requiring notification to affected individuals and regulatory agencies of security breaches, and, beginning in December 2023, requiring the Company to file a Form 8-K with the Securities and Exchange Commission (SEC) within four business days after determining that a cybersecurity event is material. Refer to Item 1C - Cybersecurity for additional discussion.

Privacy and cybersecurity laws and regulations in the U.S. are evolving and subject to continual change.

(f) Employees. Old Republic’s approximately 9,200 associates — the Company’s human and intellectual capital — form a key stakeholder group and a most important resource for managing the Company's business. Creating the most appropriate culture and offering professional opportunities are the primary goals of Old Republic’s human capital management. There is significant competition for talent in the insurance industry and the Company’s ability to recruit, retain, and develop its associates is a key driver for its long-term success.

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

At the holding company level, Old Republic emphasizes its corporate culture and coordinates the compensation and benefits philosophy that applies to all operating subsidiaries. Old Republic's culture is one that focuses on managing the business in the best interest of its shareholders and key stakeholders, including associates. The long-term success of Old Republic’s associates means:

•Training and Development – Investment in associates means investment in the business. Old Republic offers many training opportunities, including professional certifications, mentoring programs, and leadership training.
•Engagement – Old Republic believes that an engaged workforce will be a successful workforce. The Company seeks to create and maintain engaged associates by offering opportunities to interact with industry, professional, charitable, and community organizations.
•Planning Ahead – Offering the right compensation and benefit packages and meaningful opportunities to invest in retirement gives Old Republic associates the opportunity to plan ahead.

(g) Website access. The Company files various reports with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (Exchange Act). The Company's reports are available by visiting the SEC's website (http://www.sec.gov) and accessing its EDGAR database to view or print copies of the electronic versions of the Company's reports. Additionally, the Company's reports can be obtained, free of charge, by visiting its website (http://www.oldrepublic.com), selecting Investors then Financials to view or print copies of the electronic versions of the Company's SEC and other reports. The contents of the Company's website are not intended to be, nor should they be considered, incorporated by reference in any of the reports the Company files with the SEC.

Item 1A - Risk Factors

In evaluating the Company, the factors described below should be considered carefully. The occurrence or reoccurrence of one or more of these events could significantly and adversely affect the Company’s business, financial condition, and results of operations.

RISKS RELATING TO OLD REPUBLIC AND ITS BUSINESSES

Old Republic’s loss reserves are based on estimates, and if these prove to be inadequate to cover its actual insured losses, Old Republic’s business, financial condition, and results of operations could be adversely affected.

To recognize liabilities for anticipated policy losses, the Company establishes reserves as balance sheet liabilities representing its best estimate of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. It is not possible to calculate precisely what these liabilities will amount to in advance and, accordingly, the reserves represent a best estimate at a point in time. Estimating loss reserves is a difficult, complex, and inherently uncertain process involving many variables and subjective judgments. These estimates are based upon known historical loss data, assumptions, and expectations of future trends in claim frequency and severity, changes in legal, regulatory and litigation environments, and inflation and other economic considerations.

Moreover, for long-tail coverages which generally include workers' compensation, commercial auto liability, general liability, errors and omissions (E&O) and directors’ and officers' (D&O) liability, as well as title insurance, significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company, and the payment of that loss. The length of time required to ultimately settle long-tailed claims and the costs associated with resolving these claims, coupled with uncertain and sometimes variable judicial rulings on coverage and policy allocation issues, along with the possibility of legislative actions, makes reserving for these exposures highly uncertain and creates a risk of possibly adverse developments in both known and as-yet-unknown claims.

As a result of these uncertainties, the ultimate paid loss and loss adjustment expense may deviate, perhaps substantially, from the point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in the Company’s financial statements. For example, for the years ended December 31, 2023, 2022, and 2021, the Company experienced consolidated favorable development of reserves for losses and loss adjustment expenses incurred in prior years of $305.8 million, $282.6 million, and $210.6 million, respectively, which had a positive effect on results of operations in those periods. To the extent that loss and loss adjustment expenses exceed initial estimates, the Company will be required to immediately recognize the less favorable experience and increase loss reserves, with a corresponding reduction in net income in the period in which the unfavorable development is identified.

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
•develops, tests, and applies appropriate projections and rating formulas;
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

Investment income is an important component of the Company’s net income and one of its primary sources of cash flow to support operations. As of December 31, 2023, the consolidated investment portfolio reflected an allocation of approximately 83% to fixed income (bonds and notes) and short-term investments, and 17% to equity securities (common stocks). For the years ended December 31, 2023, 2022, and 2021, the Company reported $578.3 million, $459.5 million, and $434.3 million of net investment income, respectively.

The Company’s entire investment portfolio is subject to market-wide risks and fluctuations inherent in the financial markets, including but not limited to, inflation, regulatory changes, inactive capital markets, governmental and social stability, economic outlooks, unemployment, financial industry events, and recession, as well as to risks inherent in particular securities. Changing or unprecedented market conditions could decrease liquidity and materially impact the future valuation of fixed income and equity securities in the investment portfolio.

In structuring its investment portfolio, the Company seeks to align its policyholder obligations and the maturity of its fixed income portfolio. As a result of either an unexpected increase in policyholder obligations (e.g. because of an underestimate in reserves) or a short fall in funds available (e.g. because of a default in a fixed income investment), the Company could have difficulty in meeting its obligations. In this case, the Company could be forced to liquidate its investments before their maturity or under adverse securities market conditions to obtain the funds necessary to meet its obligations. This could result in unexpected losses in the portfolio. Additionally, the Company may be forced to change its investments or investment policies depending upon regulatory, economic and market conditions, thus affecting the existing or anticipated financial condition and operating needs, including the tax position, of its business. In such circumstances, the Company’s investment objectives may not be achieved, and its financial condition and results of operations may be adversely affected.

Losses due to nonperformance or defaults by counterparties can have a material adverse effect on the Company’s profitability or sources of liquidity.

The Company has credit risk with counterparties associated with investments, premiums receivable, and reinsurance recoverables. The Company’s subsidiaries have significant business relationships with financial institutions, particularly national banks. To secure the obligations of the insureds and certain reinsurers, the insurance subsidiaries are often the beneficiaries of a significant amount of security in the form of letters of credit, trust funds, and pledged investments. Other banks serve as depositories holding large sums of money in escrow accounts established by the Company's Title Insurance subsidiaries. Accordingly, there is a risk of concentrated financial exposure in one or more such commercial banking institutions. These counterparties may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. If any of these institutions fail or are unable to honor their credit obligations, or if escrowed funds become lost or tied up due to the failure of a bank, the result could have a materially adverse effect on the Company’s business, results of operations, and financial condition.

The Company is also exposed to credit risk with its reinsurers. Reinsurance does not discharge the Company’s insurance subsidiaries of their obligations under their insurance policies. The Company’s insurance subsidiaries remain liable to policyholders even if they are unable to make recoveries that they believe they are entitled to receive under their reinsurance contracts. With respect to long-tail coverages, the creditworthiness of the Company’s reinsurers may change before it can recover amounts to which it is entitled. If a reinsurer is unable to meet any of its obligations to the Company, the Company would be responsible for all loss and loss adjustment expenses for which it would have otherwise received payment from the reinsurer. If the Company is unable to collect amounts recoverable from reinsurers, its business, financial condition, and results of operations would be adversely affected.

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

The payment of dividends by the Company’s insurance subsidiaries is restricted by state insurance laws or subject to approval of the insurance regulatory authorities in the jurisdictions in which the subsidiaries are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. The specific rules governing the payment of dividends by the Company’s insurance subsidiaries vary from jurisdiction to jurisdiction. The Company’s insurance subsidiaries are domiciled in many different jurisdictions. Generally, the insurance subsidiaries are prohibited from paying dividends to the holding company in excess of either the greater or lesser of (depending upon the state involved) 10% of statutory surplus or a portion of statutory net income without the prior approval of the applicable insurance regulatory authority. Dividends declared during the fiscal years ended December 31, 2023, 2022, and 2021 to the holding company by its subsidiaries amounted to $673.3 million, $614.6 million, and $566.7 million, respectively. There can be no assurance that the Company’s subsidiaries will be able to continue to pay such dividends to the Company in the future. If the Company’s subsidiaries are unable to pay dividends to the holding company in amounts necessary to satisfy existing obligations, the Company’s ability to service its debt and pay dividends to its shareholders would be adversely affected.

Old Republic may not be able to maintain paying dividends at current rates, or at all.

Old Republic has a long history of paying regular quarterly dividends and in recent years has paid special dividends. Any determination to pay either type of dividend to the Company’s stockholders in the future will be at the discretion of the board of directors and will depend on the Company’s results of operations, financial condition, and other factors deemed relevant by the board of directors. Old Republic’s ability to pay dividends depends largely on the Company’s subsidiaries’ earnings and operating capital requirements, and is subject to regulatory and other constraints of the subsidiaries, including the effect of any such dividends or distributions on the AM Best rating or other ratings of the insurance subsidiaries. In addition, the Company may choose to retain capital to support growth or further mitigate risk, instead of returning excess capital to its shareholders. As a result, there can be no assurance that Old Republic will be able to maintain paying dividends as it has in the past.

Technology and security breaches or failures, including cybersecurity incidents, could disrupt the Company’s operations, result in financial losses, the loss of critical and confidential information, and expose the Company to additional liabilities, which could adversely affect its reputation and results of operations.

The Company depends upon technology-based information systems to conduct business. The Company uses computer systems and other electronic information resources, including both proprietary and third-party technology systems and tools, to process, transmit, receive, and store certain personal, confidential, and proprietary information; to communicate with customers, service providers and other third parties by email and other electronic means; and perform various business operations, including transferring significant amounts of funds using electronic means.

The Company’s systems and processes have been, and will likely remain, subject to cyber-attacks and other intrusions. These attacks are occurring with greater frequency and sophistication, and include malware and computer virus attacks, ransomware, unauthorized access, misuse, denial-of-service attacks, system failures and disruptions. A future breach of the Company’s systems or the systems of a third-party vendor or services provider could disrupt the Company’s ability to conduct business operations. During such an event, systems may be inaccessible to employees, customers, or business partners for an extended period of time and employees may be unable to perform their duties. These attacks could expose the Company to substantial costs and negative consequences, including the loss of funds, costs of investigation and remediation, lost revenues, and reputational damage.

In addition, the email and computer systems used by the Company, its service providers, and agents for the transfer of funds have been subject to fraudulent spoofing attacks. In some cases, unauthorized access or fraudulent attacks have not been immediately detected, thereby increasing the severity of the incident. Funds transferred to a fraudulent recipient are not always recoverable and the Company may be liable for those unrecovered funds. Losses resulting from unrecovered funds could result in a material adverse effect on the Company’s financial condition and results of operations.

Old Republic regularly monitors its networks, infrastructure and procedures in an effort to prevent, detect, address, and mitigate these risks. There is no assurance that the Company’s security procedures will provide fully effective protection from such events. A cyber incident or fraud attack could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Furthermore, Old Republic’s businesses must comply with laws and regulations enacted by U.S. federal and state governments, as well as laws enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees, or others. These laws and regulations are increasing in complexity and number, change frequently, and sometimes conflict. The compromise of personal, confidential, or proprietary information could expose the Company to liability under federal and state laws, subject it to litigation and investigations, and result in reputational harm, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Each of the Company's lines of continuing insurance business is highly competitive and is likely to remain so for the foreseeable future. The Company faces competition from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than the Company and that have significantly greater financial, marketing, management, and other resources. The Company may also face competition from new sources of capital such as institutional investors seeking access to the insurance market, sometimes referred to as alternative capital, which may depress pricing or limit the Company’s opportunities to write business. The emergence of Insurtech companies and other companies that may seek to write business without the appropriate regard for risk and profitability may lead to increased competition for premiums. All of these increases in competition threaten to reduce demand for the Company’s insurance products, reduce its market share and growth prospects, and potentially reduce the Company’s premium revenues and profitability.

If the Company’s investments in new underwriting subsidiaries are unsuccessful, the Company’s expectations for top- and bottom-line growth may not be met.

A significant component of the Company’s growth strategy includes the successful investment in new specialized insurance businesses focused on specialty niches. The Company makes upfront investments to build these new ventures and additional expenditures are required to support them as they seek to grow to scale. These new underwriting subsidiaries may not meet the Company's growth and profitability targets, and given the start-up nature of these new businesses, there is a risk that the Company could suffer the loss of all or a significant portion of its capital investments.

In addition, these new businesses are exposed to risks and challenges that could cause the Company's overall growth projections to differ materially from expectations. These risks include, but are not limited to: the loss of one or more key employees, challenges in building new information technology (IT) systems and/or integrating new systems with existing IT systems, and difficulty in underwriting and managing exposures to new products and new markets, which may change the Company’s overall risk exposure. In addition, changing market conditions in these new business lines could also lead to growth and profitability expectations not being met. These challenges could negatively impact the Company's results in the near term, and if the investment in these subsidiaries is not successful, the Company’s results of operations and financial condition could be materially and adversely affected.

If the Company is unable to keep pace with the technological advancements in the insurance industry, its ability to compete effectively could be impaired.

The Company’s operations rely upon complex and expensive IT systems for interacting with policyholders, brokers and other business partners. The pace at which information systems must be upgraded is continually increasing, requiring an ongoing commitment of significant resources to maintain or upgrade to current standards. Many of the Company’s operating subsidiaries maintain separate IT systems. The Company will need to continue to develop and maintain IT systems that will allow its insurance subsidiaries to compete effectively. The development of new technologies may result in the Company being competitively disadvantaged if it is unable to upgrade its systems in a timely manner. If the Company is unable to keep pace with the advancements being made in technology, the Company’s ability to compete with other insurance companies that have more advanced technological capabilities will be negatively affected. Further, if the Company is unable to effectively update or replace its key legacy technology systems as they become obsolete or as emerging technology renders them competitively inefficient, the Company’s competitive position and its cost structure could be adversely affected.

Old Republic is subject to extensive governmental regulation, and if the Company fails to comply with these regulations, it can be subject to penalties, including fines and suspensions, which may adversely affect the Company’s realization of its business objectives as well as its financial condition, results of operations, and reputation.

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations are generally administered by a department of insurance in each state and territory in which the Company does business, and relate to, among other things, policy forms, premium rates, capital requirements, licensing, investments, policy limits, accounting methods, and reserving.

State insurance departments also conduct periodic examinations of the conduct and affairs of insurance companies and require the filing of annual, quarterly, and other reports relating to financial condition, holding company issues, and other matters. At any given time, governmental agencies are examining or investigating certain of the Company’s operations. These include examinations or investigations of market conduct, competitive practices, and other regulatory compliance matters. Changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by governmental or regulatory authorities could adversely affect the Company’s ability to operate its business as currently conducted and adversely affect or inhibit Old Republic’s ability to achieve some or all of its business objectives.

Regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, the Company follows practices based on its interpretations of regulations or practices that it believes may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If the Company does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, insurance regulatory authorities could initiate investigations or other proceedings, fine the Company, preclude or temporarily suspend the Company from carrying on some or all of its activities, or otherwise penalize the Company. Any of these outcomes could adversely affect the Company’s ability to operate its business.

In addition to regulations specific to the insurance industry, as a public company, Old Republic is also subject to the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange, each of which regulate many areas such as financial and business disclosures, corporate governance, and shareholder matters. Old Republic is also subject to the corporation laws of Delaware, its state of incorporation. At the federal level, among other laws, the Company is subject to the Sarbanes-Oxley Act and the Dodd-Frank Act, each of which regulate corporate governance, executive compensation and other areas, as well as laws relating to federal trade restrictions, privacy/data security and terrorism risk insurance laws. The Company monitors these laws, regulations, and rules to assess the Company’s compliance and make appropriate changes as necessary. Implementing such changes may require adjustments to the Company’s business methods, increases to its costs, and other changes that could cause the Company to be less competitive in the industry.

Climate Change could have a material adverse effect on Old Republic’s business and investments.

Old Republic is primarily involved in the commercial liability, risk management, and title insurance businesses. The Company believes the impact of climate change will not materially affect its Title Insurance business as title insurance does not provide property or liability coverage, but rather protects against defects in title ownership. With regard to its liability insurance business, it is mostly concentrated in workers’ compensation and vehicle liability insurance. The Old Republic property and casualty insurance companies utilize recognized catastrophic modeling resources and reinsurance coverage to mitigate risk. Additionally, its underwriting risk is mostly subjected to re-pricing on an annual basis; therefore, to the extent that climate change may impact the number and severity of losses for Old Republic’s policyholders and clients, that impact would likely be long-term in nature and would be considered in Old Republic’s normal pricing and underwriting process.

As an insurance organization, Old Republic has a large investment portfolio of which a significant portion consists of fixed rate income investments that have an average term to maturity of under five years. While the Company believes its portfolio is well diversified, it has a significant amount invested in electric utilities and in the natural gas exploration and distribution industry. Many of these investments are for relatively short terms and some are for upgrading coal generation power plants to reduce emissions, for building or upgrading clean energy operations, natural gas or nuclear power plants, or for natural gas exploration, as well as other alternative energy initiatives that are pursued individually by these entities.

If climate change has a significant impact on a specific investment or bond issuer, or the economy in general, investment losses or reduction in premium and fee revenue could potentially occur. In that event, Old Republic would address such issues pursuant to sound business and investment practices.

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

While the General Insurance segment does not have a meaningful exposure to personal lines insurance such as homeowners and private auto coverages, the property casualty or liability insurance it underwrites creates exposure to claims arising out of catastrophes. The two principal catastrophe exposures are natural catastrophes and acts of terrorism. As it relates to workers' compensation policies, the exposure is greatest in areas where there are large concentrations of employees of an insured employer or other individuals who could potentially be injured and assert claims against an insured under workers' compensation policies. Collateral damage to property or persons from acts of terrorism and other calamities could also expose general liability policies.

Following the September 11, 2001 terrorist attack, the reinsurance industry eliminated coverage from substantially all reinsurance contracts for claims arising from acts of terrorism. As discussed elsewhere in this report, the U.S. Congress subsequently passed the Terrorism Risk Insurance Act (TRIA), the Terrorism Risk Insurance Revision and Extension Act (TRIREA), and the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) legislation that required primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies. Although these programs established a temporary federal reinsurance program through December 31, 2027, primary insurers like the Company’s General Insurance subsidiaries retain significant exposure for terrorist act-related losses.

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

In addition, natural events such as the COVID-19 pandemic can have a particular impact on certain business lines. For example, the General Insurance segment writes workers’ compensation business covering the continuing care industry, which was adversely affected by the pandemic. The impact of a pandemic on covered individuals in this sector could cause the Company to experience increased claims and losses, which could also materially and adversely affect the Company’s financial condition and results of operations.

If the Company is not able to obtain reinsurance on favorable terms, its business, financial condition, and results of operations could be adversely affected.

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

Because reinsurance does not relieve the Company of its primary liability to insureds in the event of a loss, the ability of reinsurers to honor their counterparty obligations to the Company represents credit risk. The Company attempts to mitigate this risk by limiting reinsurance placements to those reinsurers it considers creditworthy. In recent years, however, there has been an ever decreasing number of acceptable reinsurers. There can be no assurance that the Company will be able to find the desired or even adequate amounts of reinsurance at favorable rates from acceptable reinsurers in the future. If unable to do so, the Company would have greater exposure to catastrophic losses and be forced to reduce the volume of business written or retain increased amounts of liability exposure. In either case, any reduction or other changes in the Company’s reinsurance could adversely affect the Company's business, results of operations, and financial condition.

Losses due to defaults by insureds with which the Company has entered into risk-sharing arrangements could adversely affect its profitability.

A significant amount of Old Republic's liability and workers' compensation business, particularly for large commercial insureds, is written on the basis of risk-sharing underwriting methods. These methods may include the use of large deductibles, captive insurance risk retentions, or other arrangements by which the insureds effectively retain and fund all or a portion of the loss experience. An insured’s financial strength and ability to pay are carefully evaluated as part of the underwriting process and monitored periodically thereafter. In addition, the exposure retained by an insured is estimated and collateralized based on a credit analysis and evaluation. Because the Company is primarily liable for losses incurred under its policies, the failure or inability of insureds to honor their retained liability represents a credit risk. If the Company incorrectly estimates the proper amount of collateral or if there is an impediment to the Company's ability to access that collateral, it could have a material adverse effect on the General Insurance segment’s results of operation and financial condition.

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

For the year ended December 31, 2023, approximately $2.0 billion or 79.0% of the Title Insurance segment’s consolidated premium and related fee income was produced by independent title agents. The other three large national title insurers generate a higher percentage of their business through employees or owned insurance agencies. Independent title agents can direct business to any title insurer, whereas owned agencies will typically direct business solely to their parent or affiliated title insurers. If the products and services provided by competitors are more attractive to independent title agents, or if the number of, or amount of business produced by, independent title agents decreases, the segment’s business may be adversely affected.

Because independent title agents issue a significant portion of the Title Insurance segment's policies and operate with substantial independence from the business, the independent operations of these title agents could adversely affect the financial condition and profitability of this segment.

The Title Insurance segment issues a significant portion of its policies through title agents that operate largely independently and without direct supervision. The independent agents typically perform title searches and examinations and make underwriting decisions for which the Title Insurance segment bears the risk. The activities of these independent title agents are governed by contract. While the Title Insurance business has policies to audit and monitor their activities, there is no guarantee that these title agents will fulfill their contractual obligations. For example, an independent agent may issue a policy that is in excess of contractual limits, or the independent title agent may not adhere to required underwriting standards. The Title Insurance segment’s contracts with agents generally limit an agent’s liability for losses. However, under certain circumstances, the segment may be liable to third parties for actions (including defalcations) or omissions of these agents. In certain states a title insurer may be held liable for the actions or omissions of its agents in those states, including instances in which the insurer has issued a closing protection letter, regardless of contractual limitations imposed on an agent’s actions. A closing protection letter indemnifies the lender and borrower against losses relating to the status of title arising from certain actions of the agent. As a result, the use of independent title agents could result in increased claims and other costs and expenses.

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

Florida is the largest source of revenue for the Title Insurance segment. In the aggregate in 2023, Florida accounted for approximately 24% of total segment consolidated premium and related fee income. As a result of the significant income derived from customers in this state, the Title Insurance segment is exposed to adverse business or regulatory conditions that significantly or disproportionally affect Florida. For example, a declining business climate or real estate market that is localized in Florida could have an adverse effect on the segment’s results of operations. Adverse regulatory developments, including reductions in rates or increased regulatory or capital requirements in Florida could similarly adversely affect the segment’s business, financial condition, and results of operations.

A title failure or other claim on a large commercial title policy could adversely affect the Title Insurance segment and the Company.

The Title Insurance segment’s commercial business involves the issuance of title policies on commercial properties. Policies insuring title on large commercial properties (or aggregations of many smaller properties) may have policy exposure extending into the hundreds of millions of dollars. Historically, the segment has not obtained reinsurance on its large commercial policies. Given the large policy limits, a significant loss on one of these policies could have a material adverse effect on the Title Insurance segment and the Company.

SPECIFIC RISKS RELATING TO THE RFIG RUN-OFF SEGMENT

Inadequate reserves for losses could have a material adverse effect on the RFIG Run-off segment.

The Company establishes reserves for losses and loss adjustment expenses for its RFIG Run-off segment based upon loans reported by mortgage servicers to be in default, as well as estimates of those in default but not yet reported. The reserves are best estimates by management and take into consideration many variables, including the number of reported defaults, the payment status of those defaults, the segment’s historical loss data, and management’s assumptions and expectations regarding future trends in housing and mortgage markets, unemployment rates, and the economy in general.

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

On November 11, 2023, a definitive agreement was reached to sell the RFIG Run-off mortgage insurance business, including the asset portfolio and reserves, to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd., with the sale expected to close in the first half of 2024, subject to customary closing conditions, regulatory approvals, and other contingencies. The pending divestiture was disclosed in a Form 8-K filed on November 13, 2023.

Item 1B - Unresolved Staff Comments

None

Item 1C - Cybersecurity

Old Republic depends upon technology-based information systems to conduct business. The Company uses computer systems and other electronic information resources, including both proprietary and third-party technology systems and tools, to process, transmit, receive, and store certain personal, confidential, and proprietary information; to communicate with customers, service providers, and other third parties by email and other electronic means; and perform various business operations, including transferring significant amounts of funds.

The Company’s systems and processes have been, and will likely remain, subject to cyber threats and cyber-attacks and other intrusions. These threats and attacks are occurring with greater frequency and sophistication, and include malware and computer virus attacks, ransomware, unauthorized access, misuse, denial-of-service attacks, system failures and disruptions. While these cyber threats and attacks have not resulted in a material adverse effect on the Company, a future cyber incident involving breach of the Company’s information systems or the information systems of a third-party vendor or services provider could adversely affect the Company’s business strategy, results of operations or financial condition by exposing the Company to substantial costs and negative consequences, including the loss of funds, costs of investigation and remediation, lost revenues and reputational damage.

Old Republic dedicates significant resources across the enterprise to regularly monitor its networks, infrastructure and procedures in an effort to prevent, detect, address and mitigate these risks. The Company’s Chief Information Security Officer (CISO) oversees the Company’s enterprise cybersecurity strategy while the Company’s Chief Executive Officer (CEO) retains primary responsibility for managing enterprise-wide risks, including those related to cybersecurity. The Company’s Board of Directors’ oversight responsibilities include ascertaining that appropriate policies and practices are in place for managing the identified risks faced by the enterprise, and, as discussed below, the Audit Committee of the Board of Directors has oversight authority over data protection and cybersecurity risk exposure. The Company’s CISO has more than 26 years of experience in the field of information technology and security, comprised of six years in the U.S. Defense Industry and 20 years in the civilian sector. The CISO has a bachelor’s degree in computer studies and is an EC-Council Certified Chief Information Security Officer, as well as a member of ISACA (formerly known as the Information Systems and Audit and Control Association) and the governing bodies for the Evanta National CISO community and the Evanta Regional (Dallas, Texas) CISO community.

Each Old Republic operating subsidiary maintains its own security program based on its particular risk, applicable insurance industry requirements, and mandates and guidance from the CISO and enterprise-wide security advisory team. These programs encompass asset protection, threat identification, monitoring, timely response procedures, containment and recovery measures, and internal escalation procedures. An enterprise-wide information technology team consisting of a working group of information technology leaders representing all operating subsidiaries meets regularly for the review and monitoring of and updates to information security business processes due to significant changes in operating environments, statutory or regulatory changes or changing or emerging threats. Operating subsidiaries are required to report certain cyber incidents based on documented severity classification to the enterprise-wide information technology team. This team consists of key information technology personnel, including the CISO and the Chief Information Officer (CIO). They are responsible for overseeing incident response and escalation to the Company’s General Counsel and Chief Financial Officer (CFO) when necessary. As part of the Company’s overall risk management strategy, the General Counsel, CFO, and CIO, in consultation with the CEO, navigate escalated incidents for law enforcement and other external engagements and assess the impact and materiality of such incidents on the Company’s enterprise-wide business.

While exact practices vary depending on each operating subsidiary’s particular business and risk, risk assessments performed at the enterprise-level and subsidiary level generally incorporate threat and vulnerability analyses and consider mitigations provided by in-place security controls. These procedures are intended to identify and assess internal and external cybersecurity risks that may threaten the security or integrity of nonpublic information stored on the Company’s information systems by use of defensive infrastructure and the implementation of policies and procedures to protect the Company’s information systems from unauthorized access, use or other malicious acts.

When engaging third-party vendors, operating subsidiaries are directed to use cybersecurity screening and risk assessment measures and to include appropriate data security privacy terms and conditions in vendor agreements, including, as necessary for certain vendors, a duty to report certain security incidents to the Company’s information technology team. Third-party engagement procedures generally include (1) the identification and risk assessment of third-party service providers; (2) minimum cybersecurity practices required to be met by such third-party service providers in order for them to do business with the Company; (3) due diligence processes used to evaluate the adequacy of cybersecurity practices of such third-party service providers; and (4) periodic assessment of such third-party service providers based on the risk they present and the continued adequacy of their cybersecurity practices.

Third-party cybersecurity consultants are periodically retained by the Company to conduct targeted security control assessments, and to review the Company’s security policies, standards, procedures, and controls, when applicable. Annual third-party penetration testing is used to simulate cyber-attacks and to identify potential vulnerabilities. The Company subscribes to paid third-party threat intelligence services that provide real-time information on emerging threats. The Company engages security platform partners to provide advisory services related to security technologies and practices.

At the holding company level, Old Republic employs security awareness and training initiatives to inform associates about their role in cybersecurity risk mitigation.

The Audit Committee of the Company’s Board of Directors has oversight authority to review the Company’s data protection and cybersecurity risk exposure and the steps management has taken to assess and respond to the overall threat landscape, including the strategy management implemented to mitigate the Company’s cyber risk exposure. The CISO and CIO report to the Audit Committee on current data protection and cybersecurity matters quarterly, and as may otherwise be needed. The CISO is authorized to report directly to the Audit Committee on the Company’s security program and status of cybersecurity risk management efforts. The Chair of the Audit Committee reports these matters, as appropriate, to the Board of Directors.

Item 2 - Properties

The principal executive offices of the Company are located in the Company-owned Old Republic Building in Chicago, Illinois. Certain smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business. Other operations of the Company and its subsidiaries are directed from leased premises. See Note 14 in the Notes to Consolidated Financial Statements for a summary of all material lease obligations.

Item 3 - Legal Proceedings

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At December 31, 2023, the Company had no material non-claim litigation exposures in its consolidated business.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". As of January 31, 2024, there were 1,924 registered holders of the Company's Common Stock. See Note 12 in the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five-Year Performance Graphs for Common Stock

The following table, prepared on the basis of market and related data furnished by Standard & Poor's (S&P) Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2023. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following table has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five-Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2023)

	Dec. 2018	Dec. 2019	Dec. 2020	Dec. 2021	Dec. 2022	Dec. 2023
ORI	$100.00	$117.75	$108.75	$157.60	$168.12	$212.37
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Peer Group	100.00	127.84	118.49	159.41	176.68	188.69

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

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan ($ in Millions)
October 1 - October 31, 2023	2,064,666	$26.87	2,064,666	$83.4
November 1 - November 30, 2023	—	$—	—	$83.4
December 1 - December 31, 2023	—	$—	—	$83.4
Total	2,064,666	$26.87	2,064,666	$83.4
__________

(a)    On May 12, 2023, the Company announced a share repurchase program authorizing the repurchase of up to an additional $450 million in shares of the Company's common stock. The repurchase program was intended to comply with Rule 10b-18 and had no expiration date, did not require the purchase of any minimum number of shares and could be suspended, modified or discontinued at any time without prior notice. Following the close of the year and through February 20, 2024, the Company repurchased 2.9 million additional shares for $83.1 million (average price of $28.33), completing its repurchase program under the authorization.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through a number of regulated insurance company subsidiaries organized into three segments: General Insurance (property and liability insurance), Title Insurance, and Republic Financial Indemnity Group (RFIG) Run-off. On November 11, 2023, a definitive agreement was reached to sell the RFIG Run-off mortgage insurance business to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd., with the sale expected to close in the first half of 2024 (see Note 2 in the Notes to Consolidated Financial Statements for further discussion). A small life and accident insurance business, accounting for 0.2% of consolidated operating revenues for the year ended December 31, 2023, and 0.4% of consolidated assets as of that date, is included within the Corporate & Other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP). As a publicly held company, Old Republic utilizes GAAP to comply with the financial reporting requirements of the Securities and Exchange Commission (SEC). From time to time the FASB and the SEC issue various releases, most of which require additional financial statement disclosures and provide related application guidance. Recent guidance issued by the FASB is summarized further in the Notes to Consolidated Financial Statements where applicable.

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices generally reflect greater conservatism and comparability among insurers and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends and payment of interest and principal on surplus notes by insurance subsidiaries to the parent holding company. The major differences between these statutory accounting practices and GAAP are summarized in Note 1 in the Notes to Consolidated Financial Statements.

The insurance business is distinguished from most others in that the prices (premiums) charged for most products are set without knowing what the ultimate loss costs will be. The Company also cannot know exactly when claims will be paid, which may be many years after a policy was issued or expired. This casts Old Republic as a risk-taking enterprise managed for the long run. Old Republic therefore conducts its business with a primary focus on achieving favorable underwriting results over cycles, and on maintaining a sound financial condition to support its subsidiaries' long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. In addition, management engages in an ongoing assessment of operating risks, such as cybersecurity risks, that could adversely affect the Company's business and reputation.

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from capital required to support the risk of the underlying business. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not primary objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed income and equity securities for long periods of time is enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in dividend paying, publicly traded, large capitalization, highly liquid equity securities.

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

EXECUTIVE SUMMARY

Commentary within this Executive Summary provides management’s high level overview with a focus on current period results as compared to the immediately preceding year. For additional detail on these trends and all comparative year periods presented, refer to the detailed management analysis that follows.

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

Years Ended December 31:	2023	2022	2021
Pretax income	$747.4	$857.4	$1,922.1
Pretax investment gains (losses)	(190.9)	(201.1)	758.0
Pretax income excluding investment gains (losses)	$938.4	$1,058.6	$1,164.0

Net income	$598.6	$686.4	$1,534.3
Net of tax investment gains (losses)	(150.8)	(158.6)	598.4
Net income excluding investment gains (losses)	$749.5	$845.1	$935.9

Combined ratio	92.6%	91.0%	89.9%

PER DILUTED SHARE

Years Ended December 31:	2023	2022	2021
Net income	$2.10	$2.26	$5.05
Net of tax investment gains (losses)	(0.53)	(0.53)	1.97
Net income excluding investment gains (losses)	$2.63	$2.79	$3.08

SHAREHOLDERS' EQUITY (BOOK VALUE)

December 31:		2023	2022
Total		$6,410.7	$6,173.2
Per Common Share		$23.31	$21.07

The Company reported pretax income, excluding investment losses (pretax operating income), of $938.4 for 2023. Title Insurance pretax operating income declined for the full year, while General Insurance pretax operating income was higher.

Results for the year ended December 31, 2023 are summarized as follows:

•The consolidated combined ratio was 92.6%.
•Consolidated net premiums and fees earned decreased 12.6%. The continued decline in Title Insurance net premiums and fees earned was partially offset by strong growth in General Insurance.
•Net investment income increased 25.8% driven by higher investment yields earned.
•Favorable loss reserve development improved the combined ratio by 4.6 percentage points.
•Total capital returned to shareholders was $806, comprised of $276 in dividends, and $530 of share repurchases.
•Book value per share grew to $23.31, a 15.3% increase, inclusive of dividends.

Old Republic's business is managed for the long run. In this context management's key objectives are to achieve highly profitable operating results over the long term, and to ensure balance sheet strength for the insurance underwriting subsidiaries' obligations. Therefore, the evaluation of periodic and long-term results excludes consideration of all investment gains (losses). Under GAAP, however, net income, inclusive of investment gains (losses), is the measure of total profitability.

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

FINANCIAL HIGHLIGHTS
				% Change
				2023	2022
Years Ended December 31:	2023	2022	2021	vs. 2022	vs. 2021
SUMMARY INCOME STATEMENTS:
Revenues:
Net premiums and fees earned	$6,707.7	$7,675.3	$8,003.6	(12.6)%	(4.1)%
Net investment income	578.3	459.5	434.3	25.8	5.8
Other income	163.1	149.9	145.6	8.8	3.0
Total operating revenues	7,449.3	8,284.9	8,583.5	(10.1)	(3.5)
Investment gains (losses):
Realized from actual transactions and impairments	(21.4)	62.2	6.9
Realized from pending sale of mortgage insurance business	(45.6)	—	—
Unrealized from changes in fair value of equity securities	(123.9)	(263.4)	751.1
Total investment gains (losses)	(190.9)	(201.1)	758.0
Total revenues	7,258.3	8,083.7	9,341.6
Operating expenses:
Loss and loss adjustment expenses	2,596.6	2,440.2	2,420.9	6.4	0.8
Sales and general expenses	3,843.6	4,719.2	4,942.3	(18.6)	(4.5)
Interest and other charges	70.5	66.7	56.2	5.7	18.7
Total operating expenses	6,510.8	7,226.3	7,419.5	(9.9)%	(2.6)%
Pretax income	747.4	857.4	1,922.1
Income taxes	148.7	170.9	387.7
Net income	$598.6	$686.4	$1,534.3

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income excluding investment gains (losses)	$2.65	$2.80	$3.10	(5.4)%	(9.7)%
Net investment gains (losses):
Realized investment gains (losses)	(0.19)	0.17	0.02
Unrealized from changes in fair value of equity securities	(0.34)	(0.69)	1.96
Basic net income	$2.12	$2.28	$5.08
Diluted net income excluding investment gains (losses)	$2.63	$2.79	$3.08	(5.7)%	(9.4)%
Net investment gains (losses):
Realized investment gains (losses)	(0.19)	0.16	0.02
Unrealized from changes in fair value of equity securities	(0.34)	(0.69)	1.95
Diluted net income	$2.10	$2.26	$5.05
Cash dividends on common stock	$0.980	$1.920	$2.380

The information presented in the following table highlights the most meaningful indicators of ORI's segmented and consolidated financial performance. The information underscores the performance of the Company's underwriting subsidiaries, as well as the sound investment of their capital and underwriting cash flows.

	Sources of Consolidated Income
				2023	2022
Years Ended December 31:	2023	2022	2021	vs. 2022	vs. 2021
Net premiums and fees earned:
General Insurance	$4,119.2	$3,808.6	$3,555.5	8.2%	7.1%
Title Insurance	2,562.8	3,833.8	4,404.3	(33.2)	(13.0)
RFIG Run-off	16.4	23.2	32.6	(29.2)	(28.9)
Corporate & Other	9.1	9.6	11.0	(4.9)	(12.3)
Consolidated	$6,707.7	$7,675.3	$8,003.6	(12.6)%	(4.1)%

Underwriting and related services income (loss):
General Insurance	$406.0	$400.9	$311.4	1.3%	28.7%
Title Insurance	75.4	261.3	474.0	(71.1)	(44.9)
RFIG Run-off	14.9	28.4	21.3	(47.7)	33.3
Corporate & Other	(65.8)	(24.9)	(20.9)	(163.2)	(19.3)
Consolidated	$430.6	$665.8	$785.9	(35.3)%	(15.3)%

Consolidated underwriting ratio:
Loss ratio:
Current year	43.3%	35.5%	32.9%
Prior years	(4.6)	(3.7)	(2.7)
Total	38.7	31.8	30.2
Expense ratio	53.9	59.2	59.7
Combined ratio	92.6%	91.0%	89.9%

Net investment income:
General Insurance	$462.7	$358.0	$342.4	29.3%	4.5%
Title Insurance	57.0	47.9	43.8	18.9	9.4
RFIG Run-off	6.3	6.7	11.4	(6.8)	(41.1)
Corporate & Other	52.2	46.8	36.5	11.5	28.1
Consolidated	$578.3	$459.5	$434.3	25.8%	5.8%

Interest and other charges (credits):
General Insurance	$80.9	$69.1	$64.2
Title Insurance	(1.0)	0.4	2.1
Corporate & Other (a)	(9.3)	(2.8)	(10.1)
Consolidated	$70.5	$66.7	$56.2	5.7%	18.7%

Segmented and consolidated pretax income
(loss) excluding investment gains (losses):
General Insurance	$787.8	$689.8	$589.6	14.2%	17.0%
Title Insurance	133.5	308.8	515.7	(56.7)	(40.1)
RFIG Run-off	21.2	35.2	32.8	(39.9)	7.3
Corporate & Other	(4.2)	24.6	25.7	(117.3)	(4.3)
Consolidated	938.4	1,058.6	1,164.0	(11.4)%	(9.1)%
Income taxes on above	188.8	213.4	228.1
Net income excluding investment
gains (losses)	749.5	845.1	935.9	(11.3)%	(9.7)%
Consolidated pretax investment gains (losses):
Realized from actual transactions and impairments	(21.4)	62.2	6.9
Realized from pending sale of mortgage insurance business	(45.6)	—	—
Unrealized from changes in fair value of equity securities	(123.9)	(263.4)	751.1
Total	(190.9)	(201.1)	758.0
Income taxes (credits) on above	(40.0)	(42.5)	159.6
Net of tax investment gains (losses)	(150.8)	(158.6)	598.4
Net income	$598.6	$686.4	$1,534.3

(a) Includes consolidation/elimination entries.

General Insurance Segment Operating Results

				% Change
				2023	2022
Years Ended December 31:	2023	2022	2021	vs. 2022	vs. 2021
Net premiums written	$4,356.3	$3,978.2	$3,680.9	9.5%	8.1%
Net premiums earned	4,119.2	3,808.6	3,555.5	8.2	7.1
Net investment income	462.7	358.0	342.4	29.3	4.5
Other income	162.2	148.9	144.5	8.9	3.1
Operating revenues	4,744.3	4,315.6	4,042.5	9.9	6.8
Loss and loss adjustment expenses	2,553.3	2,364.6	2,303.1	8.0	2.7
Sales and general expenses	1,322.2	1,192.0	1,085.4	10.9	9.8
Interest and other costs	80.9	69.1	64.2	17.0	7.7
Operating expenses	3,956.4	3,625.8	3,452.8	9.1	5.0
Segment pretax operating income	$787.8	$689.8	$589.6	14.2%	17.0%

Loss ratio:
Current year	67.7%	67.2%	68.6%
Prior years	(5.7)	(5.1)	(3.8)
Total	62.0	62.1	64.8
Expense ratio	28.2	27.4	26.5
Combined ratio	90.2%	89.5%	91.3%

General Insurance net premiums earned increased 8.2% in 2023, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from recently established underwriting subsidiaries. Premium growth occurred across most lines of coverage and was most pronounced within commercial auto, property and general liability, partially offset by declines in public D&O (included within financial indemnity) and home warranty. Commercial auto, general liability and property achieved strong rate increases while there were rate declines in public D&O and workers' compensation. Net investment income increased significantly for the year, driven largely by higher investment yields earned, and to a lesser extent, a higher invested asset base.

The reported loss ratio for General Insurance remained consistent in 2023 as compared to the prior year. Favorable development came predominantly from workers' compensation and commercial auto, partially offset by unfavorable development within general liability. Overall, the longer term trends in current year loss and expense ratios reflect a shift in the line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in a shift in the line of coverage mix toward lines with lower current period loss ratios and higher expense ratios.

Together, these factors produced highly profitable combined ratios and strong pretax operating income for the periods reported. For General Insurance, we target combined ratios between 90% and 95% over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly given the long claim payment patterns associated with the business.

Title Insurance Segment Operating Results

				% Change
				2023	2022
Years Ended December 31:	2023	2022	2021	vs. 2022	vs. 2021
Net premiums and fees earned	$2,562.8	$3,833.8	$4,404.3	(33.2)%	(13.0)%
Net investment income	57.0	47.9	43.8	18.9	9.4
Other income	0.7	0.9	1.1	(15.4)	(18.2)
Operating revenues	2,620.6	3,882.7	4,449.3	(32.5)	(12.7)
Loss and loss adjustment expenses	48.7	89.1	112.9	(45.3)	(21.1)
Sales and general expenses	2,439.3	3,484.2	3,818.4	(30.0)	(8.8)
Interest and other costs	(1.0)	0.4	2.1	N/M	(80.2)
Operating expenses	2,487.0	3,573.8	3,933.5	(30.4)	(9.1)
Segment pretax operating income	$133.5	$308.8	$515.7	(56.7)%	(40.1)%

Loss ratio:
Current year	3.7%	3.6%	3.6%
Prior years	(1.8)	(1.3)	(1.0)
Total	1.9	2.3	2.6
Expense ratio	95.2	90.9	86.7
Combined ratio	97.1%	93.2%	89.3%

Title Insurance net premiums and fees earned decreased by 33.2% in 2023. Both directly produced and agency produced revenues declined, driven by a continued drop in mortgage originations attributable to higher mortgage interest rates. Commercial premiums decreased commensurately, and represent 22% of premiums earned in 2023. Net investment income increased, reflecting higher investment yields earned partially offset by a lower invested asset base.

The Title Insurance loss ratio decreased reflecting higher levels of favorable development as a percentage of premium.

Expense ratios reflect the impact of a $17.2 state sales tax assessment paid and expensed in the fourth quarter of 2022 and subsequently recovered and taken into income in 2023. The assessment increased the 2022 expense ratio by 0.5 percentage points, and its recovery reduced the 2023 expense ratio by 0.7 percentage points. Excluding the impacts of the sales tax assessment, the expense ratio remain elevated, generally reflecting lower directly produced revenues that carry higher fixed expenses.

Together, these factors produced lower pretax operating income for the periods reported.

RFIG Run-off Segment Operating Results - Mortgage Insurance

				% Change
				2023	2022
Years Ended December 31:	2023	2022	2021	vs. 2022	vs. 2021
Net premiums earned	$16.4	$23.2	$32.6	(29.2)%	(28.9)%
Net investment income	6.3	6.7	11.4	(6.8)	(41.1)
Loss and loss adjustment expenses	(11.0)	(17.5)	(1.7)	37.2	N/M
Pretax operating income	$21.2	$35.2	$32.8	(39.9)%	7.3%

Loss ratio:
Current year	91.4%	80.8%	62.2%
Prior years	(158.3)	(156.3)	(67.5)
Total	(66.9)	(75.5)	(5.3)
Expense ratio	76.5	53.0	39.9
Combined ratio	9.6%	(22.5)%	34.6%

Given the volatility inherent with a lack of scale, RFIG Run-off is susceptible to produce highly variable results which have recently benefited significantly from favorable loss reserve development. Pretax operating income reflects the continuing drop in net earned premiums offset by favorable loss reserve development from higher levels of cure rates on reported defaults. Extraordinary dividends of $110.0 were paid to the parent company during 2023.

During the fourth quarter, a definitive agreement was reached to sell the mortgage insurance business to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd. The transaction is subject to regulatory approval and is expected to close in the first half of 2024. An estimated loss on the pending sale, inclusive of transaction costs, totaling $45.6 was reflected as a realized investment loss during the fourth quarter. See Note 2 in the Notes to Consolidated Financial Statements for further discussion.

Corporate & Other Operating Results

				% Change
				2023	2022
Years Ended December 31:	2023	2022	2021	vs. 2022	vs. 2021
Net life and accident premiums earned	$9.1	$9.6	$11.0	(4.9)%	(12.3)%
Net investment income	52.2	46.8	36.5	11.5	28.1
Operating revenues	61.4	56.5	47.5	8.7	19.0
Benefits and loss and loss adjustment expenses	5.5	4.0	6.5	36.7	(38.1)
Insurance expenses	3.5	3.3	3.4	5.7	(4.1)
Corporate, interest and other expenses - net	56.6	24.4	11.6	131.7	109.7
Operating expenses	65.7	31.8	21.7	106.3	46.6
Corporate & Other pretax operating income (loss)	$(4.2)	$24.6	$25.7	(117.3)%	(4.3)%

This segment includes a small life and accident insurance business and the net costs associated with the parent holding company and several internal corporate services subsidiaries. The segment tends to produce highly variable results stemming from volatility inherent from the lack of scale. Investment income in both 2023 and 2022 reflects the impact of higher investment yields earned. Whereas the average invested asset base was lower in 2023 due to the return of capital to shareholders, the 2022 invested asset base was higher, reflecting the proceeds from the $650 debt issuance in late 2021. Corporate net operating expenses in 2023 reflect higher personnel related costs and a one-time charge of $10.7 relating to changes in the structure of a company benefit plan. Interest expense in both 2023 and 2022 increased over 2021 due to the aforementioned debt issuance.

Summary Consolidated Balance Sheet

	December 31,
	2023	2022
Assets:
Cash and fixed income securities	$13,375.4	$12,688.7
Equity securities	2,660.8	3,220.9
Other	151.3	138.0
Total investments, cash and accrued investment income	16,187.6	16,047.7
Accounts and notes receivable	2,201.4	1,927.5
Federal income tax assets	21.8	15.7
Reinsurance recoverable	5,951.4	5,588.0
Deferred policy acquisition costs	417.8	382.5
Other assets	1,721.2	1,197.9
Total assets	$26,501.4	$25,159.4

Liabilities and Shareholders' Equity:
Policy liabilities	$3,193.1	$2,970.0
Loss and loss adjustment expense reserves	12,538.2	12,221.5
Federal income tax liabilities	105.6	42.7
Reinsurance balances and funds held	1,380.9	1,079.4
Debt	1,591.2	1,597.0
Other liabilities	1,281.4	1,075.3
Total liabilities	20,090.7	18,986.2
Shareholders' equity	6,410.7	6,173.2
Total liabilities and shareholders' equity	$26,501.4	$25,159.4

Cash, Invested Assets, and Shareholders' Equity

				% Change
	December 31,			Dec. 2023 /	Dec. 2022 /
As of December 31:	2023	2022	2021	Dec. 2022	Dec. 2021
Cash and invested assets:
Cash, fixed income securities, and other	$13,526.7	$12,826.7	$11,516.1	5.5%	11.4%
Equity securities	2,660.8	3,220.9	5,302.8	(17.4)	(39.3)
Total per balance sheet	$16,187.6	$16,047.7	$16,818.9	0.9%	(4.6)%
Total at cost	$15,164.4	$15,365.7	$15,045.8	(1.3)%	2.1%

Composition of shareholders' equity per share:
Equity before items below	$20.51	$19.43	$18.51	5.6%	5.0%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	2.80	1.64	4.26
Total	$23.31	$21.07	$22.77	10.6%	(7.5)%

Segmented composition of
shareholders' equity per share:
Excluding RFIG Run-off segment	$22.72	$20.17	$21.48	12.6%	(6.1)%
RFIG Run-off segment	0.59	0.90	1.29
Consolidated total	$23.31	$21.07	$22.77	10.6%	(7.5)%

As of December 31, 2023, the consolidated investment portfolio reflected an allocation of approximately 83% to fixed income (bonds and notes) and short-term investments, and 17% to equity securities (common stock). Our investment management process remains focused on retaining quality investments that produce consistent streams of investment income, and we continue to evaluate the investment portfolio mix in light of the current interest rate environment. During 2022, management rebalanced the investment portfolio, thereby reducing its equity holdings and reinvesting the proceeds in fixed income securities. The fixed income portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities of our fixed income assets are matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. Our equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Old Republic's investment portfolio is directed in consideration of enterprise-wide risk management objectives, intended to ensure solid funding of our insurance underwriting subsidiaries' obligations to policyholders and their beneficiaries, as well as the long-term stability of these subsidiaries’ capital base. For these reasons, the investment portfolio does not contain high risk or illiquid asset classes and has extremely limited exposure to collateralized debt obligations (CDO), credit default and interest rate swaps, hybrid securities, asset-backed securities (ABS), guaranteed investment contracts (GIC), structured investment vehicles (SIV), auction rate variable short-term securities, limited partnerships, derivatives, hedge funds or private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. Pursuant to our enterprise risk management guidelines and controls, we perform regular stress tests of our investment portfolio to gain reasonable assurance that periodic downdrafts in market prices do not seriously undermine our financial strength and the long-term continuity and prospects of our insurance underwriting subsidiaries.

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income excluding net investment gains (losses), realized and unrealized investment gains (losses), and dividend payments to shareholders.

	Shareholders' Equity Per Share
	December 31,
	2023	2022	2021
Beginning balance	$21.07	$22.77	$20.76
Changes in shareholders' equity:
Net income excluding net investment gains (losses)	2.65	2.80	3.10
Net of tax realized investment gains (losses)	(0.19)	0.17	0.02
Net of tax unrealized investment gains (losses):
Fixed income securities	1.31	(2.18)	(0.97)
Equity securities	(0.34)	(0.69)	1.96
Total net of tax realized and unrealized
investment gains (losses)	0.78	(2.70)	1.01
Cash dividends	(0.98)	(1.92)	(2.38)
Other - net	(0.21)	0.12	0.28
Net change	2.24	(1.70)	2.01
Ending balance	$23.31	$21.07	$22.77
Percentage change for the period	10.6%	(7.5)%	9.7%
Percentage change for the period, inclusive of cash dividends	15.3%	1.0%	21.1%

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
Years Ended December 31:	2023	2022	2021
General Insurance	$4,119.2	$3,808.6	$3,555.5
Title Insurance	2,562.8	3,833.8	4,404.3
RFIG Run-off	16.4	23.2	32.6
Corporate & Other	9.1	9.6	11.0
Total	$6,707.7	$7,675.3	$8,003.6
Percentage change from prior period	(12.6)%	(4.1)%	18.8%

For 2023, consolidated net premiums and fees earned declined 12.6%. The continued decline in Title Insurance net premiums and fees was partially offset by strong growth in General Insurance. For 2022, consolidated net premiums and fees earned declined 4.1%, reflecting a decrease in Title Insurance of 13.0%, offset by growth in General Insurance of 7.1%.

Net Investment Income

The following tables reflect the invested asset bases as of the indicated dates, the investment income earned and resulting yields on such assets. Because the Company can exercise little control over fair values, management evaluates yields on the basis of investment income earned in relation to the cost of the underlying invested assets.

	Invested Assets at Cost					Fair Value Adjust- ment	Invested Assets at Fair Value
	General Insurance	Title Insurance	RFIG Run-off (a)	Corporate & Other	Total
As of December 31:
2022	$11,825.2	$1,512.4	$341.6	$1,500.1	$15,179.4	$680.4	$15,859.9
2023	$12,030.5	$1,350.2	$25.2	$1,438.5	$14,844.5	$1,023.1	$15,867.7
__________

(a)    At December 31, 2023, the Company classified its RFIG Run-off mortgage insurance business as held-for-sale in its consolidated balance sheet. See Note 2 in the Notes to Consolidated Financial Statements for further discussion.

	Net Investment Income					Yield at
	General Insurance	Title Insurance	RFIG Run-off	Corporate & Other	Total	Cost	Fair Value
Years Ended
December 31:
2021	$342.4	$43.8	$11.4	$36.5	$434.3	3.02%	2.72%
2022	358.0	47.9	6.7	46.8	459.5	3.07	2.83
2023	$462.7	$57.0	$6.3	$52.2	$578.3	3.82%	3.62%

Net investment income increased 25.8% in 2023, driven by higher investment yields earned. Net investment income increased by 5.8% in 2022, reflecting growth in the invested asset base and higher investment yields earned.

Loss and Loss Adjustment Expenses

Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of December 31, 2023 and 2022:

	Loss and Loss Adjustment Expense Reserves
December 31:	2023		2022
	Gross	Net	Gross	Net
Workers' compensation	$4,723.5	$2,725.3	$4,855.2	$2,879.6
Commercial auto	3,492.8	1,808.4	3,233.9	1,747.3
General liability	1,518.8	705.5	1,427.3	641.9
Other coverages	1,890.3	1,412.5	1,707.8	1,260.0
Unallocated loss adjustment expense reserves	303.3	303.3	296.9	295.8
Total general insurance reserves	11,928.9	6,955.2	11,521.2	6,824.8
Title	598.5	598.5	612.8	612.8
RFIG Run-off (a)	—	—	77.9	77.9
Life and accident	10.7	6.6	9.4	6.3
Total loss and loss adjustment expense reserves	$12,538.2	$7,560.4	$12,221.5	$7,521.9
Asbestosis and environmental loss reserves included
in the above general insurance reserves:
Amount	$130.6	$87.5	$121.3	$84.0
% of total general insurance reserves	1.1%	1.3%	1.1%	1.2%
__________

(a)    RFIG Run-off loss and loss adjustment expense reserves of $54.9 on both a gross and net basis have been classified as held-for-sale as of December 31, 2023. See Note 2 in the Notes to Consolidated Financial Statements for further discussion.

A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 5 in the Notes to Consolidated Financial Statements.

The percentage of net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's three reportable segments and for consolidated operations were as follows:

Years Ended December 31:	2023	2022	2021
General Insurance	62.0%	62.1%	64.8%
Title Insurance	1.9	2.3	2.6
RFIG Run-off	(66.9)	(75.5)	(5.3)
Consolidated loss ratio	38.7%	31.8%	30.2%

Reconciliation of consolidated loss ratio:
Provision for insured events of the current year	43.3%	35.5%	32.9%
Change in provision for insured events of prior years:
Net favorable development	(4.6)	(3.7)	(2.7)
Consolidated loss ratio	38.7%	31.8%	30.2%

The consolidated loss ratio reflects the changing contributions of each segment to consolidated results, and this ratio's variances within each segment. The increase in the 2023 consolidated loss and loss adjustment expense ratio is primarily due to a change in mix commensurate with the drop in Title Insurance premiums which carry lower loss and loss adjustment expense ratios.

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments in 2023, 2022, and 2021, which on average decreased the consolidated loss ratio by 3.7% percentage points. Both General Insurance and Title Insurance experienced increased levels of favorable development in relation to earned premiums in 2023. Favorable development in General Insurance continued to be experienced within workers’ compensation and commercial auto lines of coverage. The increase in favorable development as a percentage of net premiums and fees earned experienced within Title Insurance was impacted by declining premium levels in 2023.

Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. Management maintains hold periods that vary primarily by line of business. However, reserves may be increased within a holding period when the initial expected loss ratio is believed to be inadequate. Conversely, in certain cases, reserves may be released within a holding period when the redundancies are expected to exceed the upper end of the actuarially determined range. No representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates. In management's opinion, such changes in net losses and related costs are not likely to have a material effect on the Company's consolidated financial position, although it could materially affect its consolidated results of operations for any one annual or interim reporting period. See further discussion in this Annual Report on Form 10-K under Item 1A - Risk Factors.

Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each business segment and in consolidation for the periods shown:

Years Ended December 31:	2023	2022	2021
General Insurance	28.2%	27.4%	26.5%
Title Insurance	95.2	90.9	86.7
RFIG Run-off	76.5	53.0	39.9
Consolidated	53.9%	59.2%	59.7%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and costs of producing business. To a significant degree, expense ratios for both the General and Title Insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. General operating expenses are routinely subject to timing, and can fluctuate with line of coverage mix, as well as investments in business expansion and information technology. The decrease in the 2023 consolidated expense ratio is primarily due to a change in mix commensurate with the drop in Title Insurance premiums which carry a higher expense ratio. The long term trends in the General Insurance expense ratio reflect a shift in line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in a shift in the line of coverage mix toward lines with lower current period loss ratios and higher expense ratios. The 2023 and 2022 Title Insurance expense ratios were elevated compared to 2021, generally reflecting lower directly produced revenues that carry higher fixed expenses.

Combined Ratios

The combined ratios of the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

Years Ended December 31:	2023	2022	2021
General Insurance	90.2%	89.5%	91.3%
Title Insurance	97.1	93.2	89.3
RFIG Run-off	9.6	(22.5)	34.6
Consolidated	92.6%	91.0%	89.9%

Net Investment Gains (Losses)

The Company's investment policies are designed to produce a stable source of income from interest and dividends, protection of capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The following table reflects the composition of net investment gains or losses for the periods shown.

Years Ended December 31:	2023	2022	2021
Realized investment gains (losses) from actual transactions:
Fixed income	$(180.7)	$(187.6)	$1.5
Equity securities and other	165.5	373.3	5.3
Total	(15.2)	185.7	6.9
Impairment losses	(51.8)	(123.5)	—
Unrealized gains (losses) from changes in fair value of equity securities	(123.9)	(263.4)	751.1
Total investment gains (losses)	$(190.9)	$(201.1)	$758.0

Dispositions of fixed income securities from scheduled maturities and early calls were 48.3%, 49.1%, and 80.7% of total fixed income dispositions occurring in 2023, 2022, and 2021, respectively. Realized gain (loss) activity in 2023 was primarily the result of tax planning considerations in conjunction with the sales of securities to fund the Company's repurchase program. The 2023 impairment charge primarily reflects an estimated loss of $45.6 on the pending sale of the RFIG Run-off mortgage insurance business. To a lesser degree, 2023 impairment losses were also recorded on fixed income securities that the Company intended to and subsequently disposed of to facilitate certain structural changes to a deferred compensation plan, as well as a small credit loss. During 2022, the Company rebalanced the investment portfolio by reducing equity security holdings and increasing fixed income holdings as reinvestment rates began to materially improve. Additionally, 2022 includes investment impairment charges of $123.5 on fixed income securities, which management intended to and subsequently disposed of during the year, driven primarily by tax planning considerations. The realization of investment gains or losses can be highly discretionary and can be affected by such factors as the timing of individual securities sales, the recording of estimated losses from write-downs of impaired securities, tax-planning and tax-rate change considerations, and modifications of investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors.

Income Taxes

The effective consolidated income tax rates were 19.9%, 19.9%, and 20.2% in 2023, 2022, and 2021, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax preferred investment income (principally tax-exempt interest and dividend income).

Segment Overview

General Insurance

Summary Operating Results
				% Change
				2023	2022
Years Ended December 31:	2023	2022	2021	vs. 2022	vs. 2021
Net premiums earned	$4,119.2	$3,808.6	$3,555.5	8.2%	7.1%
Loss and loss adjustment expenses	2,553.3	2,364.6	2,303.1	8.0	2.7
Sales and general expenses	1,322.2	1,192.0	1,085.4	10.9	9.8
Segment pretax operating income	$787.8	$689.8	$589.6	14.2%	17.0%

Loss ratio:
Current year	67.7%	67.2%	68.6%
Prior years	(5.7)	(5.1)	(3.8)
Total	62.0	62.1	64.8
Expense ratio	28.2	27.4	26.5
Combined ratio	90.2%	89.5%	91.3%

Premiums & Fees

The percentage of net premiums earned for major insurance coverages in the General Insurance segment was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
Years Ended December 31:	2023	2022	2021
Commercial auto	41.0%	39.5%	39.6%
Workers' compensation	19.5	21.3	21.9
Property	11.5	9.8	9.7
Financial indemnity	8.4	10.3	9.7
Home and auto warranty	7.6	8.7	9.5
General liability	6.1	5.2	5.2
Other coverages	5.9%	5.2%	4.4%

General Insurance net premiums earned increased 8.2% for 2023, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from recently established underwriting subsidiaries. Premium growth occurred across most lines of coverage and was most pronounced within commercial auto, property and general liability, partially offset by declines in public D&O (included within financial indemnity) and home warranty. Commercial auto, general liability and property achieved strong rate increases while there were rate declines in public D&O and workers' compensation. General Insurance net premiums earned increased 7.1% for 2022, driven by growth in most lines of coverage, in particular, commercial auto. Premium rate increases for most lines of coverages, high renewal retention ratios, and new business production all contributed.

Loss and Loss Adjustment Expenses

The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	General Insurance Loss Ratios by Type of Coverage
Years Ended December 31:	2023	2022	2021
Commercial auto	71.5%	66.6%	71.5%
Workers' compensation	41.4	45.9	58.9
Property	61.0	65.4	59.3
Financial indemnity	48.2	67.0	53.9
Home and auto warranty	65.5	66.9	67.9
General liability	76.0	71.6	64.1
Other coverages	65.9	60.4	63.8
All coverages	62.0%	62.1%	64.8%

Overall, the longer term trends in current year loss and expense ratios reflect a shift in the line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in a shift in the line of coverage mix toward lines with lower current period loss ratios and higher expense ratios. The General Insurance loss ratio has improved in recent years due to higher levels of favorable development and improving current year loss ratios. Favorable development is predominantly from workers' compensation and commercial auto, partially offset by unfavorable development within general liability in 2023. The property loss ratio was elevated in 2022 primarily due to the impacts of Hurricane Ian, impacted by reinstatement premiums of $16.6 and losses based on the Company's estimated $10.0 net retention. The financial indemnity loss ratio in 2022 reflected an elevated level of security class action claims on public company D&O insurance from accident years 2018 and 2019.

Unfavorable asbestosis and environmental (A&E) claim developments included in general liability coverages above are not material in any of the periods presented, and are typically attributable to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this appraisal of an insurer's A&E loss reserve level, Old Republic's average five-year paid loss survival ratios stood at 6.6 years (gross) and 7.4 years (net of reinsurance) as of December 31, 2023, and 6.4 years (gross) and 7.6 years (net of reinsurance) as of December 31, 2022. Fluctuations in this ratio between years can be caused by the inconsistent payout patterns associated with these types of claims. For the five years ended December 31, 2023, incurred A&E claims and related loss settlement costs have averaged 0.6% of average annual General Insurance loss and loss adjustment expenses.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2023 and 2022 is as follows:

December 31:	2023		2022
	Gross	Net	Gross	Net
Asbestosis:
Reserves at beginning of year	$98.3	$66.7	$85.0	$54.9
Loss and loss expenses incurred	27.9	16.9	29.0	23.5
Loss and loss adjustment expenses paid	17.0	13.4	15.7	11.7
Reserves at end of year	109.2	70.2	98.3	66.7

Environmental:
Reserves at beginning of year	23.0	17.3	33.0	22.3
Loss and loss expenses incurred	0.4	1.4	(4.9)	(1.8)
Loss and loss adjustment expenses paid	2.0	1.5	5.0	3.1
Reserves at end of year	21.4	17.3	23.0	17.3
Total asbestosis and environmental reserves	$130.6	$87.5	$121.3	$84.0
Sales and General Expenses

Recent years' expense ratios reflect a shift in line of coverage mix. Investments in new products and geographies in recent years have diversified the General Insurance business, resulting in a shift in the line of coverage mix toward lines with lower current period loss ratios and higher expense ratios. Higher personnel and information technology costs in 2023 also contributed to the higher expense ratios.

Title Insurance

Summary Operating Results
				% Change
				2023	2022
Years Ended December 31:	2023	2022	2021	vs. 2022	vs. 2021
Net premiums and fees earned	$2,562.8	$3,833.8	$4,404.3	(33.2)%	(13.0)%
Loss and loss adjustment expenses	48.7	89.1	112.9	(45.3)	(21.1)
Sales and general expenses	2,439.3	3,484.2	3,818.4	(30.0)	(8.8)
Segment pretax operating income	$133.5	$308.8	$515.7	(56.7)%	(40.1)%

Loss ratio:
Current year	3.7%	3.6%	3.6%
Prior years	(1.8)	(1.3)	(1.0)
Total	1.9	2.3	2.6
Expense ratio	95.2	90.9	86.7
Combined ratio	97.1%	93.2%	89.3%

Premiums & Fees

Title Insurance premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly-owned agency subsidiaries) are generally recognized as income at the transaction closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. Title premium and fee revenues produced by independent title agents are recognized upon receipt, rather than making estimates that could be subject to significant variance from actual premium and fee production. Such receipts can result in a three to four month lag relative to the effective date of the underlying title policy and are offset concurrently by production expenses and loss reserve provisions.

The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

	Premium and Fee Production by Source
Years Ended December 31:	2023	2022	2021
Direct Operations	21.0%	19.5%	22.0%
Independent Title Agents	79.0%	80.5%	78.0%

Title Insurance net premium and fee earned declined by 33.2% in 2023. Both directly produced and agency produced revenues declined, driven by a continued drop in mortgage originations attributable to higher mortgage interest rates. Commercial premiums decreased commensurately, and represent 22% of premiums earned in 2023. For 2022, net premiums and fees earned decreased by 13.0%, driven by increasing mortgage interest rates which drove a steep reduction in refinance activity and to a lesser extent, purchase activity.
Loss and Loss Adjustment Expenses

Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years continued to reduce the loss ratios for the periods reported.

Sales and General Expenses

Expense ratios reflect the impact of a $17.2 state sales tax assessment paid and expensed in the fourth quarter of 2022 and subsequently recovered and taken into income in 2023. The assessment increased the 2022 expense ratio by 0.5 percentage points and its recovery reduced the 2023 expense ratio by 0.7 percentage points. Excluding the impacts of the sales tax assessment, both period's expense ratios remain elevated, generally reflecting lower directly produced revenues that carry higher fixed expenses.

RFIG Run-off

Summary Operating Results
				% Change
				2023	2022
Years Ended December 31:	2023	2022	2021	vs. 2022	vs. 2021
Net premiums earned	$16.4	$23.2	$32.6	(29.2)%	(28.9)%
Loss and loss adjustment expenses	(11.0)	(17.5)	(1.7)	37.2	N/M
Pretax operating income	$21.2	$35.2	$32.8	(39.9)%	7.3%

Loss ratio:
Current year	91.4%	80.8%	62.2%
Prior years	(158.3)	(156.3)	(67.5)
Total	(66.9)	(75.5)	(5.3)
Expense ratio	76.5	53.0	39.9
Combined ratio	9.6%	(22.5)%	34.6%

RFIG Run-off's mortgage guaranty insurance carriers ceased the underwriting of new policies effective August 31, 2011 and the existing book of business was placed in run-off operating mode.

During the fourth quarter of 2023, a definitive agreement was reached to sell the mortgage insurance business to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd. The transaction is subject to regulatory approval and is expected to close in the first half of 2024. An estimated loss on the pending sale, inclusive of transaction costs, totaling $45.6 was reflected as a realized investment loss during the fourth quarter of 2023. See Note 2 in the Notes to Consolidated Financial Statements for further discussion.

Premiums & Fees

RFIG Run-off's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies.

The following tables provide information on production and related risk exposure trends for Old Republic's mortgage guaranty insurance operation:

	Premium and Persistency Trends
Years Ended December 31:	2023	2022	2021
Net Earned Premiums	$16.4	$23.2	$32.6
Persistency	84.4%	78.1%	74.8%

Persistency trends improved in 2023, mostly due to the impact of rising mortgage interest rates on the real estate market.

	Net Risk in Force by Type
Years Ended December 31:	2023	2022	2021
Traditional Primary	$909.6	$1,059.1	$1,364.9
Other	73.7	114.4	140.4
Total	$983.4	$1,173.5	$1,505.4

The results of RFIG Run-off reflected the continuing drop in net earned premiums in line with the declining risk in force and lower renewal premium rates.

Loss and Loss Adjustment Expenses

The following table provides certain mortgage guaranty average loss related trends.

Years Ended December 31:	2023	2022	2021
Average Settled Claim Amount (a)	$40,213	$43,742	$42,411
Reported Delinquency Ratio at End of Period	10.5%	11.8%	12.4%
__________

(a)    Amounts are in whole dollars.

Mortgage insurance loss costs continued to be favorable from higher levels of cure rates on reported defaults.

FINANCIAL POSITION

The Company's financial position at December 31, 2023 reflected increases in assets, liabilities, and common shareholders' equity of 5.3%, 5.8%, and 3.8%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 61.1% and 63.8% of consolidated assets as of December 31, 2023 and 2022, respectively. As of year-end 2023, the cash and invested asset base decreased by 0.9% to $16,187.6.

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both December 31, 2023 and 2022, nearly all of the Company's investments consisted of marketable securities. The investment portfolio does not contain high risk or illiquid asset classes and has extremely limited exposure to collateralized debt obligations (CDO), credit default and interest rate swaps, hybrid securities, asset-backed securities (ABS), guaranteed investment contracts (GIC), structured investment vehicles (SIV), auction rate variable short-term securities, limited partnerships, derivatives, hedge funds or private equity investments. Moreover, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At December 31, 2023, the Company had no fixed income investments in default as to principal and/or interest.

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

The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. With regard to its equity portfolio, the Company does not own any options nor does it engage in any type of option writing. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of the invested assets base. The fixed income investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is reduced by concentrating on non-callable issues, and by taking asset-liability matching considerations into account. Purchases of mortgage- and asset-backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management practices is expected to produce a more stable fixed Income investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration.

The fair value of the Company's fixed income investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the fixed income investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed income investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed income investment portfolio. All such changes in fair value of securities are reflected, net of deferred income taxes, directly in the common shareholders' equity account, and as a separate component of the consolidated statements of comprehensive income. Given the Company's inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed income securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

Possible future declines in fair values for Old Republic's fixed income portfolio would negatively affect the common shareholders' equity account at any point in time but would not necessarily result in the recognition of realized investment losses.

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown:

Fixed Income Securities Stratified by Credit Quality (a)

December 31:	2023	2022
Aaa	18.8%	22.1%
Aa	9.5	10.0
A	35.9	34.1
Baa	34.7	32.3
Total investment grade	98.9	98.5
Non-investment grade or non-rated issuers	1.1	1.5
Total	100.0%	100.0%
__________

(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates, and Municipal issuers.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Fixed Income Securities
December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Consumer, Cyclical	$38.1	$0.2	$0.5	$37.8
Basic Materials	23.7	0.2	0.7	23.1
Energy	22.5	—	0.4	22.1
Industrial	19.2	—	1.1	18.1
Other (includes four industry groups)	33.7	0.4	0.2	33.9
Total	$137.4	$1.0	$3.1	$135.2

Investment Grade Fixed Income Securities by Industry Concentration:
Governments	$2,558.1	$3.4	$69.1	$2,492.4
Utilities	1,982.4	23.5	54.5	1,951.4
Consumer, Non-cyclical	1,799.2	27.5	31.5	1,795.2
Financial	1,543.0	21.1	27.1	1,537.0
Industrial	1,506.8	23.8	27.3	1,503.3
Consumer, Cyclical	959.6	15.0	12.7	961.8
Energy	709.4	6.9	16.2	700.1
Other (includes five industry groups)	1,066.6	16.2	20.0	1,062.9
Total	$12,125.5	$137.9	$258.8	$12,004.6

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Equity Securities
December 31, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities by Industry Concentration:
Consumer, Non-cyclical	$406.2	$236.9	$3.9	$639.1
Utilities	355.2	100.5	11.4	444.3
Industrial	288.6	344.6	0.1	633.1
Energy	150.5	118.9	—	269.5
Financial	79.0	85.0	0.2	163.7
Consumer, Cyclical	68.6	98.4	—	167.0
Other (includes five industry groups)	163.6	180.1	—	343.7
Total	$1,511.9	$1,164.7	$15.7	$2,660.8

The Company's equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
December 31, 2023	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$1,550.8	$14.7	$16.4	$0.1
Due after one year through five years	4,428.7	49.9	150.8	1.3
Due after five years through ten years	1,752.4	26.5	93.6	1.6
Due after ten years	22.7	—	1.1	—
Total	$7,754.8	$91.2	$262.0	$3.1

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
December 31, 2023	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Income Securities:
One to six months	$0.9	$—	$—	$0.9
Seven to twelve months	10.8	—	—	10.8
More than twelve months	250.0	0.1	—	250.2
Total	$261.8	$0.1	$—	$262.0

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Age Distribution of Fixed Income Securities

December 31:	2023	2022
Maturity Ranges:
Due in one year or less	13.1%	11.4%
Due after one year through five years	49.9	48.5
Due after five years through ten years	36.3	38.8
Due after ten years through fifteen years	0.6	1.2
Due after fifteen years	0.1	0.1
Total	100.0%	100.0%

Average Maturity in Years	4.3	4.3
Duration	3.7	3.9

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.7 as of December 31, 2023 implies that a 100-basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the fixed income investment portfolio of approximately 3.7%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2023 statutory balances, the Company can receive up to $854.5 in ordinary dividends from its subsidiaries in 2024 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated cash dividend payments to shareholders, operating expenses, and the near-term capital needs of its operating subsidiaries.

Old Republic's total capitalization of $8,002.0 at December 31, 2023 consisted of debt of $1,591.2 and common shareholders' equity of $6,410.7. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), dividend payments to shareholders, and share repurchases for the year then ended. At December 31, 2023, the Company's consolidated debt to equity ratio was 24.8%. The Company plans to have adequate liquidity available to retire the senior notes maturing in October 2024 in the event that market conditions are not favorable to refinancing.

Old Republic has paid a cash dividend without interruption since 1942 (82 years), and it has raised the annual cash dividend payment for each of the past 42 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

During 2023, the Company returned capital to shareholders of $806, comprised of $276 in dividends and $530 of share repurchases (20.9 million shares at an average price of $25.59 per share). Following the close of the year and through February 20, 2024, the Company repurchased 2.9 million additional shares for $83.1 (average price of $28.33), completing its repurchase program under the most recent repurchase authorization, approved by the Company's Board of Directors on May 12, 2023. The repurchase program was intended to comply with Rule 10b-18 and had no expiration date, did not require the purchase of any minimum number of shares and could be suspended, modified or discontinued at any time without prior notice. Old Republic may also from time to time repurchase shares pursuant to written, pre-arranged Rule 10b5-1 plans. The Company's Board of Directors also declared special cash dividends of $1.00 per share in August 2022 (paid on September 15, 2022) and $1.50 per share in August 2021 (paid on October 6, 2021). In reaching its decision to authorize the share repurchase program, the Board evaluated such factors as the current and foreseeable liquidity and capital needs of the parent holding company and its insurance company subsidiaries.

Under state insurance regulations, the Company's three mortgage insurance subsidiaries are required to hold minimum amounts of capital based on specified formulas. Because the Company's mortgage insurance subsidiaries have discontinued writing new business the risk-to-capital ratio considerations are therefore no longer of consequence.

The Company's principal mortgage insurance subsidiaries sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $110.0, $140.0, and $100.0 in 2023, 2022, and 2021, respectively. Shortly after closing the previously announced sale of the mortgage insurance subsidiaries, the Company expects proceeds of approximately $140.0 to be returned to the parent company through a cash dividend from the intermediate holding company.

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

Contractual Obligations

The following table shows certain information relating to the required reporting of contractual obligations as of December 31, 2023:

	2024	2025 and 2026	2027 and 2028	2029 and After	Total
Contractual Obligations:
Debt	$400.0	$550.0	$—	$650.0	$1,600.0
Interest on Debt	65.8	92.6	50.0	563.0	771.6
Operating Leases	58.1	89.2	51.1	82.1	280.6
Loss and Loss Adjustment Reserves (a)	2,957.7	3,455.5	1,772.1	4,352.8	12,538.2
Total	$3,481.7	$4,187.4	$1,873.2	$5,648.0	$15,190.5
__________

(a)    Amounts are reported gross of reinsurance. As discussed herein with respect to the nature of loss reserves and the estimating process utilized in their establishment, the Company's loss reserves do not have a contractual maturity date. Estimated gross loss payments are based primarily on historical claim payment patterns, are subject to change due to a wide variety of factors, do not reflect anticipated recoveries under the terms of reinsurance contracts, and cannot be predicted with certainty. Actual future loss payments may differ materially from the current estimates shown in the table above.

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

The following table displays the Company's General Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2023.

					% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Loss	Exposure	Reinsured
Reinsurer	Rating	Losses	Reserves	to Reinsurer	Liabilities
Day One Insurance, Inc.	Unrated	$—	$676.8	$676.8	13.2%
Hannover Ruckversicherungs	A+	23.2	468.9	492.2	9.6
Archway Insurance, Ltd.	Unrated	3.8	467.0	470.8	9.2
Munich Re America, Inc.	A+	15.3	251.2	266.6	5.2
Endurance Assurance Corporation	A+	8.9	236.0	244.9	4.8
AXIS Reinsurance Company	A	15.3	215.3	230.7	4.5
Summit Insurance, Ltd.	Unrated	—	213.6	213.6	4.2
Partner Reinsurance Company	A+	7.4	145.0	152.5	3.0
Transatlantic Reinsurance Company	A++	7.2	139.9	147.1	2.9
ARU SPC, Ltd.	Unrated	0.9	123.0	123.9	2.4
		$82.4	$2,937.2	$3,019.6	58.7%

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid losses and premium reserves. Such reinsurance balances recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by insureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to insureds' high deductible retentions are substantially collateralized by irrevocable letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and insureds who purchase its retrospectively rated or high deductible policies. Allowances for estimated credit losses are recognized because reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to insureds or their beneficiaries.

Old Republic's reinsurance practices with respect to portions of its business also result from its desire to bring its sponsoring organizations and customers into some degree of joint venture or risk-sharing relationship. The Company may, in exchange for a ceding commission, reinsure up to 100% of the underwriting risk, and the premium applicable to such risk, to commercial institutions generally whose customers are insured by Old Republic, or individual customers who have formed captive insurance companies. The ceding commissions received compensate Old Republic for performing the direct insurer's functions of underwriting, actuarial, claim settlement, loss control, legal, reinsurance, and administrative services to comply with local and federal regulations, and for providing appropriate risk management services.

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss from any one event to a maximum of: $5.2 for workers' compensation; $7.0 for commercial auto liability; $7.0 for general liability; $12.8 for D&O; $2.2 for aviation; and $23.1 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. The average direct primary mortgage guaranty exposure is (in whole dollars) $37,000 per insured loan.

The Company maintains treaty and facultative reinsurance coverage for its workers' compensation exposures. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company. Such aggregation of losses could occur in the event of a catastrophe such as an earthquake that could lead to the death or injury of a large number of persons concentrated in a single facility such as a high-rise building.

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company therefore became fully exposed to such claims. The Terrorism Risk Insurance Act (TRIA), the Terrorism Risk Insurance Revision and Extension Act (TRIREA), and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA) were subsequently placed into law and serve as a federal reinsurance program administered by the Secretary of the Treasury. This legislation requires primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies (excluding such coverages as commercial auto, burglary and theft, professional liability, and farm owners multi-peril insurance) and also provides for temporary reinsurance protection through December 31, 2027.

Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. The program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger was $200.0 for 2023. Once the program trigger is met, the program will be responsible for a fixed percentage of the

Company's terrorism losses that exceed its deductible. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposures.

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

Old Republic believes that its most critical accounting estimate relates to the establishment of reserves for losses and loss adjustment expense. The major assumptions and methods used in setting this estimate is summarized as follows:

The establishment of reserves for losses and loss adjustment expenses

The Company's reserves for losses and loss adjustment expenses represents the accumulation of estimates of ultimate losses payable, including those incurred but not reported (IBNR). The establishment of loss reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of: the opinions of a large number of persons; the application and interpretation of historical precedent and trends; expectations as to future developments; and management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are referred to as unfavorable development, whereas any changes that decrease previous estimates of the Company's ultimate liability are referred to as favorable development.

Most of Old Republic's consolidated loss and loss adjustment expense reserves stem from its General Insurance business. At December 31, 2023, such reserves accounted for 95.1% and 92.0% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2022 represented 94.3% and 90.7% of the respective consolidated amounts.

The Company's reserve setting process reflects the nature of its insurance business and the operationally decentralized basis upon which it is conducted. Old Republic's General Insurance operations encompass a large variety of coverages or classes of predominantly commercial insurance; it does not have a meaningful exposure to personal insurance coverages such as homeowners or private passenger auto insurance. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to E&O or D&O liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by judge or jury verdicts. Approximately 88% of the General Insurance's loss reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

The Company prepares periodic analyses of its loss reserve estimates for its significant insurance coverages. It establishes point estimates for most losses on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, individual accounts, blocks of business or other unique concentrations of insurance risks, such as D&O liability, that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized directly when setting reserves, rather actuarial modeling creates data points that inform management's estimates. Reported reserves encompass the Company's best point estimates at each reporting date and the overall reserve level at any point in time therefore represents the compilation of a very large number of reported reserve estimates and the results of a variety of formula calculations largely driven by analysis of historical data. Favorable or unfavorable developments of prior year reserves are implicitly covered by the point estimates incorporated in total reserves at each balance sheet date. The Company does not project future variability or make an explicit provision for uncertainty when determining its best estimate of loss reserves. Over the most recent decade actual incurred losses have developed within a reasonable range of their original estimates.

Aggregate loss reserves consist of liability estimates for claims that have been reported (case) to the Company's insurance subsidiaries and reserves for claims that have been incurred but not yet reported (IBNR) or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time.

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

Overall, reserves pertaining to several hundred large individual commercial insurance accounts that exhibit sufficient statistical credibility, and at times may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions through captive insurers and similar risk management mechanisms, are established on an account by account basis using case reserves and applicable formula-driven methods. Large account reserves are usually set and analyzed for groups of coverages such as workers' compensation, commercial auto, and general liability that are typically underwritten jointly for many customers. For certain long-tail categories of insurance such as retained or assumed excess liability or excess workers' compensation, D&O liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected loss ratios. Such expected loss ratios typically reflect currently estimated loss ratios from prior accident years, adjusted for the effect of actual and anticipated rate changes, actual and anticipated changes in coverage, reinsurance, mix of business, and other anticipated changes in external factors such as trends in loss costs or the legal and claims environment. Expected loss ratios are generally held for the two to five most recent accident years depending on the individual class or category of business. However, reserves may be increased within a holding period when the initial expected loss ratio is believed to be inadequate. Conversely, in certain cases, reserves may be released within a holding period when the redundancies are expected to exceed the upper end of the actuarially determined range. As actual claims data emerges in succeeding interim and annual periods, the original accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical projection techniques such as the Bornhuetter/Ferguson method, which utilizes data from the more mature experience of prior years to arrive at a likely indication of more recent years' loss trends and costs.

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

RFIG Run-off mortgage guaranty insurance reserves for unpaid loss and loss adjustment expenses are recognized only upon an instance of default, defined as an insured mortgage loan for which two or more consecutive monthly payments have been missed. Loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported. Further, the loss reserve estimation process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of coverage rescissions and claims denials due to material misrepresentation in key underwriting information or non-compliance with prescribed underwriting guidelines, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions.

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

As discussed above, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•Holding expected loss ratios for the two to five most recent accident years, particularly for long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail coverages generally include workers' compensation, commercial auto liability, general liability, E&O and D&O liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 94.1% and 94.4%, and averaged 94.2% of gross consolidated loss reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 94.3% and 94.9% and averaged 94.6% as of the same dates.

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

With respect to Old Republic's small life and accident insurance operations, reserve adequacy may be impacted by:
•medical care cost inflation;
•frequency and severity of claims; and
•catastrophic events where there are concentrations of insured lives.

Consolidated loss costs developed favorably in the three most recent calendar years. This development had the effect of reducing consolidated annual loss costs for the three most recent years within a range of 8.1% and 10.6%, or by an average of approximately 9.7% per annum. As a percentage of each of these years' consolidated earned premiums and fees, the favorable developments have ranged between 2.6% and 4.6%, and have averaged 3.6%.

The consolidated cumulative development on prior year loss reserves over the past ten years through December 31, 2023 has ranged from 4.3% favorable to 15.2% favorable and averaged 9.9% favorable (approximately $748.4 based on current year ending reserves). Given the long tail associated with most of the Company’s lines of business, this loss reserve development has occurred over many years. The consolidated one-year development on prior year loss reserves over the past ten years through December 31, 2023 has ranged from 0.4% unfavorable to 4.3% favorable and averaged 2.1% favorable (approximately $158.7 based on current year ending reserves). Management does not have a practical business reason for making projections of likely outcomes of future loss developments. Further, the analysis and evaluation of the existing business mix, the natural offset effects of the Company's diverse coverage, current aggregate loss reserve levels, and loss development patterns suggest these historical outcomes are illustrative of the reasonable likelihood of how 2023 year-end loss reserves could ultimately develop. The most significant factors impacting the potential reserve development for each of the Company's insurance segments are discussed above.

The current analysis of loss development factors and economic conditions influencing the Company's insurance coverages point to a position of reserve adequacy. In management's opinion, the other segments' loss reserve development patterns (most notably those associated with title and mortgage insurance) show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using the historical outcomes presented above provides a reasonable range of cumulative and one-year reserve development for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2023.

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

General Insurance, Title Insurance, Corporate & Other, and RFIG Run-off maintain customer information and rely upon technology platforms to conduct their business. As a result, each of them and the Company are exposed to cyber risk. Many of the Company's operating subsidiaries, maintain separate IT systems which are deemed to reduce enterprise-wide risks of potential cybersecurity incidents. However, given the potential magnitude of a significant breach, the Company continually evaluates on an enterprise-wide basis its IT hardware, security infrastructure and business practices to respond to these risks and to detect and remediate in a timely manner significant cybersecurity incidents or business process interruptions. Refer to Part I, Item 1C - Cybersecurity for additional discussion.

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors.

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

The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. With regard to its equity portfolio, the Company does not own any options nor does it engage in any type of option writing. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of the invested assets base. The fixed income investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is reduced by concentrating on non-callable issues, and by taking asset-liability matching considerations into account. Purchases of mortgage- and asset-backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management practices is expected to produce a more stable fixed income investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration.

The fair value of the Company's fixed income investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the fixed income investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed income investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed income investment portfolio. All such changes in fair value of securities are reflected, net of deferred income taxes, directly in the common shareholders' equity account, and as a separate component of the consolidated statements of comprehensive income. Given the Company's inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed income securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2023:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500

Interest Rate Risk:
Fixed Income Securities	$12,139.9	100	basis point rate increase	$11,695.6
		200	basis point rate increase	11,251.3
		100	basis point rate decrease	12,584.2
		200	basis point rate decrease	$13,028.5

Equity Price Risk:
Equity Securities	$2,660.8	10%	increase in the S&P 500	$2,879.0
		20%	increase in the S&P 500	3,097.2
		10%	decline in the S&P 500	2,442.6
		20%	decline in the S&P 500	$2,224.4

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Page No.
Consolidated Balance Sheets	55
Consolidated Statements of Income	56
Consolidated Statements of Comprehensive Income	57
Consolidated Statements of Preferred Stock and Common Shareholders' Equity	58
Consolidated Statements of Cash Flows	59
Notes to Consolidated Financial Statements	60 - 88
Report of Independent Registered Public Accounting Firm	89 - 90

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

		December 31,
		2023	2022
Assets
Investments:
Fixed income securities (at fair value) (amortized cost: $12,263.0 and $12,336.3)		$12,139.9	$11,746.7
Short-term investments (at fair value which approximates cost)		1,032.6	860.8
Equity securities (at fair value) (cost: $1,511.9 and $1,948.1)		2,660.8	3,220.9
Other investments		34.3	31.2
Total investments		15,867.7	15,859.9
Cash		202.8	81.0
Accrued investment income		117.0	106.7
Accounts and notes receivable		2,201.4	1,927.5
Federal income tax recoverable: Current		21.8	15.7
Reinsurance balances and funds held		544.7	323.0
Reinsurance recoverable: Paid loss and loss adjustment expenses		175.4	119.4
Loss and loss adjustment expense reserves		4,977.7	4,699.5
Unearned premium and policy reserves		798.2	768.9
Deferred policy acquisition costs		417.8	382.5
Assets held-for-sale		194.8	—
Other assets		981.5	874.8
Total assets		$26,501.4	$25,159.4

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves		$12,538.2	$12,221.5
Unearned premiums		3,042.7	2,787.8
Other policyholders' benefits and funds held		150.3	182.2
Total policy liabilities		15,731.4	15,191.6
Commissions, expenses, fees, and taxes		533.8	514.8
Reinsurance balances and funds held		1,380.9	1,079.4
Federal income tax: Deferred		105.6	42.7
Debt		1,591.2	1,597.0
Liabilities held-for-sale		56.8	—
Other liabilities		690.6	560.5
Total liabilities		20,090.7	18,986.2
Preferred Stock	($0.01 par value; 75,000,000 shares authorized; none issued)	—	—
Common Shareholders' Equity:
Common stock ($1.00 par value; 500,000,000 shares authorized; 278,392,263 and 296,932,316 shares issued)(Class B - $1.00 par value; 100,000,000 shares authorized; none issued)		278.3	296.9
Additional paid-in capital		678.7	1,141.8
Retained earnings		5,644.3	5,321.8
Accumulated other comprehensive loss		(132.4)	(517.8)
Unallocated 401(k) plan shares (at cost)		(58.2)	(69.5)
Total common shareholders' equity		6,410.7	6,173.2
Total liabilities, preferred stock and common shareholders' equity		$26,501.4	$25,159.4

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Net premiums earned	$6,445.9	$7,342.1	$7,559.8
Title, escrow, and other fees	261.8	333.2	443.8
Total premiums and fees	6,707.7	7,675.3	8,003.6
Net investment income	578.3	459.5	434.3
Other income	163.1	149.9	145.6
Total operating revenues	7,449.3	8,284.9	8,583.5
Net investment gains (losses):
Realized from actual transactions and impairments	(67.0)	62.2	6.9
Unrealized from changes in fair value of equity securities	(123.9)	(263.4)	751.1
Total net investment gains (losses)	(190.9)	(201.1)	758.0
Total revenues	7,258.3	8,083.7	9,341.6

Expenses:
Loss and loss adjustment expenses	2,580.0	2,427.7	2,398.2
Dividends to policyholders	16.5	12.5	22.7
Underwriting, acquisition, and other expenses	3,843.6	4,719.2	4,942.3
Interest and other charges	70.5	66.7	56.2
Total expenses	6,510.8	7,226.3	7,419.5
Income before income taxes	747.4	857.4	1,922.1

Income Taxes (Credits):
Current	186.2	226.0	221.7
Deferred	(37.4)	(55.1)	165.9
Total	148.7	170.9	387.7

Net Income	$598.6	$686.4	$1,534.3

Net Income Per Share:
Basic	$2.12	$2.28	$5.08
Diluted	$2.10	$2.26	$5.05

Average shares outstanding: Basic	282,732,526	301,676,941	301,945,319
Diluted	285,471,064	303,296,612	303,667,669

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2023	2022	2021
Net Income As Reported	$598.6	$686.4	$1,534.3

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) before reclassifications	285.3	(1,145.7)	(362.0)
Amounts reclassified as realized investment (gains)
losses in the statements of income	184.5	312.3	(1.7)
Pretax unrealized gains (losses) on securities	469.8	(833.3)	(363.8)
Deferred income taxes (credits)	98.9	(175.9)	(76.8)
Net unrealized gains (losses) on securities	370.8	(657.3)	(287.0)
Defined benefit pension plans:
Net pension adjustment before reclassifications	10.7	83.6	94.5
Amounts reclassified as underwriting, acquisition,
and other expenses in the statements of income	0.1	3.0	7.4
Pretax net adjustment related to defined benefit
pension plans	10.8	86.6	101.9
Deferred income taxes	2.2	18.2	21.4
Net adjustment related to defined benefit pension
plans, net of tax	8.5	68.4	80.5
Foreign currency translation adjustment and other	6.0	(6.4)	1.3
Total other comprehensive income (loss)	385.4	(595.3)	(205.1)
Comprehensive Income	$984.1	$91.1	$1,329.2

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions, Except Share Data)

	Years Ended December 31,
	2023	2022	2021
Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$296.9	$307.5	$304.1
Dividend reinvestment plan	—	0.1	0.1
Stock-based compensation	2.3	1.9	3.2
Treasury stock restored to unissued status	(20.9)	(12.6)	—
Balance, end of year	$278.3	$296.9	$307.5

Additional Paid-in Capital:
Balance, beginning of year	$1,141.8	$1,376.1	$1,306.9
Dividend reinvestment plan	1.2	2.2	3.5
Stock-based compensation	45.5	31.1	56.5
401(k) plan shares released	4.5	6.1	9.1
Treasury stock restored to unissued status	(514.4)	(268.6)	—
Other - net	—	(5.1)	—
Balance, end of year	$678.7	$1,141.8	$1,376.1

Retained Earnings:
Balance, beginning of year	$5,321.8	$5,216.1	$4,394.8
Adoption of new accounting principle (a)	—	—	2.0
Balance, beginning of year, as adjusted	5,321.8	5,216.1	4,396.9
Net income	598.6	686.4	1,534.3
Dividends on common shares ($0.98, $1.92, and $2.38 per common share)	(276.2)	(580.7)	(715.1)
Balance, end of year	$5,644.3	$5,321.8	$5,216.1

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$(517.8)	$77.4	$284.0
Adoption of new accounting principle (a)	—	—	(1.4)
Balance, beginning of year, as adjusted	(517.8)	77.4	282.6
Net unrealized gains (losses) on securities, net of tax	370.8	(657.3)	(287.0)
Net adjustment related to defined benefit pension plans, net of tax	8.5	68.4	80.5
Foreign currency translation adjustment and other	6.0	(6.4)	1.3
Balance, end of year	$(132.4)	$(517.8)	$77.4

Unallocated 401(k) Plan Shares:
Balance, beginning of year	$(69.5)	$(82.5)	$(103.2)
401(k) plan shares released	11.2	13.0	20.6
Balance, end of year	$(58.2)	$(69.5)	$(82.5)

Treasury Stock:
Balance, beginning of year	$—	$—	$—
Common stock repurchases	(535.3)	(281.2)	—
Restored to unissued status	535.3	281.2	—
Balance, end of year	$—	$—	$—
______________

(a)    Reflects the Company's adoption of a new accounting principle relating to long-duration contracts on January 1, 2023. See Note 1 in the Notes to Consolidated Financial Statements for further discussion.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$598.6	$686.4	$1,534.3
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(35.2)	(32.0)	(22.3)
Accounts and notes receivable	(274.4)	(158.6)	(174.8)
Loss and loss adjustment expense reserves	93.4	221.5	279.8
Unearned premiums and other policyholders' liabilities	194.0	157.6	103.4
Federal income taxes	(47.1)	(54.7)	151.4
Reinsurance balances and funds held	23.8	147.2	36.9
Realized investment (gains) losses from actual transactions
and impairments	67.0	(62.2)	(6.9)
Unrealized investment (gains) losses from changes in fair value
of equity securities	123.9	263.4	(751.1)
Other - net	136.3	1.9	160.9
Total	880.4	1,170.6	1,311.7

Cash flows from investing activities:
Maturities and calls on fixed income securities	1,353.2	1,356.1	1,410.9
Sales of:
Fixed income securities	1,446.5	1,403.3	338.0
Equity securities	691.5	2,249.4	540.7
Other investments	14.5	11.4	8.3
Purchases of:
Fixed income securities	(2,919.7)	(5,009.5)	(2,330.7)
Equity securities	(91.9)	(58.0)	(1,032.2)
Other investments	(106.4)	(59.7)	(55.5)
Net decrease (increase) in short-term investments	(362.6)	(295.7)	183.9
Other - net	0.3	(12.3)	—
Total	25.3	(415.0)	(936.5)

Cash flows from financing activities:
Issuance of debentures and notes	—	—	642.5
Issuance of common shares	31.1	26.6	60.0
Redemption of debentures and notes	(5.3)	—	(21.7)
Dividends on common shares (including special dividends of
$308.4 paid in 2022 and $764.5 in 2021)	(275.5)	(579.7)	(1,019.2)
Repurchase of common stock	(535.3)	(281.2)	—
Other - net	1.8	1.5	2.5
Total	(783.2)	(832.7)	(335.7)

Increase (decrease) in cash including balances classified as
held-for-sale:	122.5	(77.1)	39.4
Increase (decrease) in cash balances classified as held-for-sale (a)	(0.8)	—	—
Cash, beginning of year	81.0	158.1	118.7
Cash, end of year	$202.8	$81.0	$158.1

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$66.0	$65.8	$53.4
Income taxes	$198.3	$226.5	$236.5
_________

(a)    At December 31, 2023, the Company classified its RFIG Run-off mortgage insurance business as held-for-sale in its consolidated balance sheet. See Note 2 in the Notes to Consolidated Financial Statements for further discussion.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated and as to Share Data)

Old Republic International Corporation is a Chicago-based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into three segments: General Insurance (property and liability insurance), Title Insurance, and Republic Financial Indemnity Group (RFIG) Run-off. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. On November 11, 2023, a definitive agreement was reached to sell the RFIG Run-off mortgage insurance business to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd., with the sale expected to close in the first half of 2024 (see Note 2 for further discussion). The results of a small life and accident insurance business are included within the Corporate & Other caption of this report. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

Note 1 - Summary of Significant Accounting Policies

The significant accounting policies employed by Old Republic are set forth in the following summary.

Accounting Principles - The Company's insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries operate their business in the context of such laws and regulations and maintain their accounts in conformity with accounting practices prescribed or permitted by various states' insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices.

The statutory accounting requirements vary from the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP) in the following major respects:

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
•certain assets classified as "nonadmitted assets" are excluded from the balance sheet through a direct charge to earned surplus;
•changes in deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement;
•mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus whereas GAAP does not allow provisions for future catastrophic losses;
•title insurance premium reserves intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year's premiums written;
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

The Company has made necessary adjustments to the statutory financial statements of its insurance subsidiaries to conform their accounts with GAAP for these Consolidated Financial Statements and Notes. The following table reflects a summary of all such adjustments:

	Shareholders' Equity		Net Income
	December 31,		Years Ended December 31,
	2023	2022	2023	2022	2021
Statutory totals of insurance
company subsidiaries:
General Insurance	$4,607.8	$4,763.4	$594.3	$549.2	$496.8
Title Insurance	673.9	742.7	152.3	224.9	285.7
RFIG Run-off	131.1	141.8	9.8	70.5	27.3
Life and Accident	56.6	57.4	5.2	5.0	3.6
Subtotal	5,469.4	5,705.3	761.6	849.6	813.4
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	1,058.6	1,023.7	(77.2)	11.3	177.0
Unadjusted totals	6,527.9	6,729.0	684.3	860.8	990.4
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	286.7	252.9	34.9	26.3	9.4
Investment adjustments	(102.6)	(537.6)	(109.1)	(252.4)	606.6
Nonadmitted assets	207.3	173.9	—	—	—
Deferred income taxes	(95.1)	4.0	26.2	35.4	(135.3)
Mortgage contingency reserves	38.4	127.7	—	—	—
Title insurance premium reserves	733.7	777.5	(43.7)	42.5	109.4
Loss and loss adjustment expenses	(535.8)	(548.8)	17.1	(25.2)	(48.7)
Surplus notes	(696.5)	(844.5)	—	—	—
Other adjustments	46.4	38.9	(11.2)	(0.7)	2.4
Total adjustments	(117.5)	(556.2)	(85.7)	(174.4)	543.6
Consolidated GAAP totals	$6,410.7	$6,173.2	$598.6	$686.4	$1,534.3
__________

The insurance laws of the respective states in which the Company’s insurance subsidiaries are incorporated prescribe minimum capital and surplus requirements for the lines of business they are licensed to write. For domestic property and casualty and life and accident insurance companies the National Association of Insurance Commissioners also prescribes risk-based capital (RBC) requirements. RBC is a measure of statutory capital in relationship to a formula-driven definition of risk relative to a company’s balance sheet and mix of business. The combined RBC ratio of the primary General Insurance subsidiaries was 609% and 654% of the company action level RBC at December 31, 2023 and 2022, respectively. The minimum capital requirements for the Company’s Title Insurance subsidiaries are established by statute in the respective states of domicile. The minimum regulatory capital requirements are not significant in relationship to the recorded statutory capital of the Company’s Title and Life and Accident insurance subsidiaries. At December 31, 2023 and 2022 each of the Company’s General, Title, RFIG Run-off, and Life and Accident insurance subsidiaries exceeded the minimum statutory capital and surplus requirements.

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

Statement Presentation - Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Prior period amounts have been reclassified whenever appropriate to conform to the most current presentation.

Accounting Standard Adoption - On January 1, 2023, the Company adopted FASB Accounting Standards Update (ASU) No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The standard requires insurance companies with long-duration contracts to review and update the assumptions used to measure expected cash flows at least annually, with changes flowing through the income statement, update the discount rate assumption at each reporting date, with changes flowing through other comprehensive income, and enhance disclosures related to the liability. The standard most significantly impacts the discount rate used in estimating reserves for the Company’s life insurance business which is in run-off. The guidance was applied using a modified retrospective approach as of January 1, 2021, resulting in changes to other policyholders’ benefits and funds held, and a net of tax opening equity adjustment to retained earnings and accumulated other comprehensive income, neither of which had a material impact on the consolidated financial statements.

No other new accounting standards were adopted in 2023 that materially impacted the consolidated financial statements.

Accounting Standards Pending Adoption – In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance expands the breadth and frequency of segment disclosures, including additional disclosures about significant segment expenses. Among other requirements, the guidance:

•Introduces a new requirement to disclose certain significant segment expenses regularly provided to the chief operating decision maker (CODM),
•Extends certain annual disclosures to interim periods,
•Permits more than one measure of segment profit or loss to be reported under certain conditions, and
•Requires disclosure of the title and position of the CODM.

The ASU does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The requirements will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company continues to evaluate the requirements of this new guidance.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures which will require further disaggregation of existing disclosures for the effective tax rate reconciliation and income taxes paid. More specifically, the amendments will require entities to disclose:

•A tabular effective tax rate reconciliation, broken out into specific categories with certain reconciling items above a 5% threshold further broken out by nature and/or jurisdiction, and
•Income taxes paid (net of refunds received), broken out between federal, state and foreign, and net amounts paid to an individual jurisdiction that exceed 5% of the total.

The requirements will be effective for fiscal years beginning after December 15, 2024. The Company continues to evaluate the requirements of this new guidance.

Investments - The Company classifies its fixed income securities as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale, or (3) has the intention of trading. The Company's fixed income portfolio is classified as available for sale as of December 31, 2023 and 2022.

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

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At December 31, 2023, the Company and its subsidiaries did not have significant amounts of non-income producing securities.

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

Revenue Recognition - Pursuant to GAAP applicable to the insurance industry, revenues are recognized as follows:

Substantially all General Insurance premiums pertain to annual policies and are reflected in income on a pro-rata basis in association with the related loss and loss adjustment expenses. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions, and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations.

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly-owned agency subsidiaries) represent 21.0% of 2023, 19.5% of 2022, and 22.0% of 2021 consolidated title business revenues. Such premiums are generally recognized as income at the transaction closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining title premium and fee revenues are produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can result in a three to four month lag relative to the effective date of the underlying title policy and are offset concurrently by production expenses and loss reserve provisions.

The Company's mortgage guaranty premiums primarily stem from monthly installments paid on long-duration, guaranteed renewable insurance policies. Such premiums are written and earned in the month coverage is effective. With respect to relatively few annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies.

The Company recognized total contract revenue from customers of $215.9, $210.1, and $210.2 during 2023, 2022, and 2021, respectively. Of these amounts, approximately $145.1, $132.8, and $127.0, respectively, were generated from claims handling and related ancillary services (i.e. risk control services) provided to customers within the Company’s General Insurance segment. Claims handling revenues are recognized on a straight-line basis over the contract period (generally one year) which is commensurate with the entity’s efforts relative to claims adjudication. The related ancillary services revenues are recognized as services are provided and invoiced to the customer. Additionally, revenues from contracts with customers generated from the Company’s Title Insurance segment, consisting primarily of software licensing arrangements and electronic recording services, totaled $62.5, $69.2, and $75.6 for the years ended December 31, 2023, 2022, and 2021, respectively. Such revenues are generally recognized at a point in time upon completion and invoicing of the services, or in the case of software maintenance agreements, on a straight-line basis over the life of the contract (generally one year).

Deferred Policy Acquisition Costs - Various insurance subsidiaries of the Company defer direct costs related to the successful production of business. Deferred costs consist principally of commissions, premium taxes, and policy issuance expenses.

With respect to most coverages, deferred policy acquisition costs are amortized on the same basis as the related premiums are earned. To the extent that future revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company considers investment income when evaluating the recoverability of deferred policy acquisition costs.

Assets Held-for-Sale - The Company classifies a business as held-for-sale when management has approved or received approval to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current estimated fair value, and certain other specific criteria are met. The business classified as held-for-sale is measured at the lower of the carrying value or estimated fair value, less costs to sell. If the carrying value of the business exceeds its estimated fair value, less costs to sell, a loss is recognized and reported in net investment gains (losses). Assets and liabilities related to the business classified as held-for-sale are separately reported in the Company's consolidated balance sheet in the period in which the business is classified as held-for-sale. See Note 2 for further discussion.

Loss and Loss Adjustment Expense Reserves - The establishment of loss reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work‑related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of: the opinions of a large number of persons; the application and interpretation of historical precedent and trends; expectations as to future developments; and management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

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

General Insurance reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Losses and claims incurred but not reported (IBNR), as well as expenses required to settle losses and claims, are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. As applicable, estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves. Overall loss and loss adjustment expense reserves incorporate amounts covering net estimates of unusual claims such as those emanating from asbestosis and environmental (A&E) exposures. Such reserves can affect claim costs and related loss ratios for such insurance coverages as general liability, commercial auto, workers' compensation, and property.

Title Insurance and related escrow services loss and loss adjustment expense reserves are established as point estimates to cover the projected settlement costs of known as well as IBNR losses related to premium and escrow service revenues of each reporting period. Reserves for known claims are based on an assessment of the facts available to the Company during the settlement process. The point estimates covering all loss reserves take into account IBNR claims based on past experience and evaluations of such variables as changes in trends in the types of policies issued, real estate markets and interest rate environments, and levels of loan refinancing, all of which can have a bearing on the emergence, number, and ultimate cost of claims.

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

Reinsurance - The cost of reinsurance is recognized over the terms of the reinsurance contracts. Amounts recoverable from reinsurers for loss and loss adjustment expenses are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers on a regular basis and allowances are established for estimated credit losses. See Note 10 for further discussion.

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

Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets (two to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $33.0, $28.3, and $27.2 in 2023, 2022, and 2021, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized as appropriate.

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

Goodwill and Intangible Assets - Goodwill resulting from business combinations is not amortizable against operations but must be tested annually for possible impairment of its continued value. Intangible assets with definitive lives are amortized against future operating results; whereas indefinite-lived intangibles are tested annually for impairment. Annual testing did not result in any impairment charges for the periods presented, and reporting units with goodwill balances had estimated fair values in excess of their carrying values. The Company's consolidated goodwill balance of $178.3 and $178.1 as of December 31, 2023 and 2022, respectively, is included as part of other assets in the consolidated balance sheets. No significant changes to goodwill balances occurred in either period.

Employee Benefit Plans - The Company has a closed pension plan (the Plan) for certain employees under which benefits were frozen as of December 31, 2013. The Plan is a defined benefit plan pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. As a result, eligible employees retain all of the vested rights as of the effective date of the freeze. While additional benefits no longer accrue, the Company's cumulative obligation continues to be subject to further adjustment due to changes in actuarial assumptions such as expected mortality, and changes in interest rates.

The funded status of a pension plan is measured as of December 31 of each year as the difference between the fair value of plan assets and the projected benefit obligation. The funded status of the Plan is recognized as a net pension asset or liability, as applicable, with offsetting entries reflected as a component of shareholders' equity in accumulated other comprehensive income, net of deferred taxes.

The Company also provides long-term incentive awards to certain employees under the 2022 Incentive Compensation Plan which was approved in May 2022. Stock options granted under this plan are valued using the Black-Scholes-Merton option pricing model and restricted stock awards are valued based on the closing market price at the grant date. The awards are generally expensed on a straight-line basis over the vesting period.

Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance real estate transactions in the same amounts ($1,817.1 and $2,022.7 at December 31, 2023 and 2022, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

Note 2 - Disposition of RMIC Companies, Inc. (RMICC)

On November 11, 2023, a definitive agreement was reached to sell RMIC Companies, Inc. and its wholly-owned mortgage insurance subsidiaries (collectively, "RMICC") to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd., for approximately $140.0. In connection with the pending sale, an expected loss of $45.6, inclusive of transaction costs of $11.0, was recorded for the year ended December 31, 2023, which is reflected in net investment gains (losses) in the consolidated statement of income. RMICC’s results of operations are reported in the RFIG segment’s earnings through December 31, 2023. The transaction is expected to receive all necessary regulatory approvals and close in the first half of 2024.

As of December 31, 2023, the pending disposition met the criteria for held-for-sale accounting, but did not meet the criteria to be classified as a discontinued operation as it did not represent a strategic shift that has, or will have, a major effect on the Company's operations and financial results. As a result, the related assets and liabilities are included in the separate held-for-sale line items of the asset and liability sections of the consolidated balance sheet, and the results are reported in continuing operations on the consolidated statement of income. See Note 1 for information on accounting for held-for-sale classification.

The table below reflects the carrying amounts of assets and liabilities held-for-sale related to the pending disposition described above:

December 31, 2023
Assets:
Investments:
Fixed income securities (at fair value)	$29.8
Short-term investments (at fair value which approximates cost)	191.3
Total investments	221.2
Cash	0.8
Accrued investment income	0.9
Accounts and notes receivable	0.5
Federal income tax recoverable: Current	2.2
Deferred	0.2
Other assets (a)	(31.1)
Total assets	$194.8

Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves	$54.9
Unearned premiums	0.1
Total policy liabilities	55.0
Commissions, expenses, fees, and taxes	1.2
Other liabilities	0.5
Total liabilities	$56.8
_________

(a) Other assets is presented net of a valuation allowance of $34.5 recorded upon remeasurement of the disposal group to fair value.

Note 3 - Investments

The amortized cost and estimated fair values by type and contractual maturity of fixed income securities are shown in the following tables. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Income Securities by Type:
December 31, 2023:
Government & Agency	$1,920.3	$3.2	$64.6	$1,858.9
Municipal	774.5	0.2	7.1	767.6
Corporate	9,568.1	135.5	190.3	9,513.3
	$12,263.0	$139.0	$262.0	$12,139.9

December 31, 2022:
Government & Agency	$2,300.0	$—	$114.8	$2,185.2
Municipal	896.9	0.1	15.5	881.5
Corporate	9,139.3	20.3	479.6	8,680.0
	$12,336.3	$20.5	$610.1	$11,746.7

	Amortized Cost	Estimated Fair Value
Fixed Income Securities Stratified by Contractual Maturity at December 31, 2023:
Due in one year or less	$1,604.0	$1,587.7
Due after one year through five years	6,119.3	5,999.4
Due after five years through ten years	4,455.6	4,467.7
Due after ten years	83.9	84.9
	$12,263.0	$12,139.9

Bonds and other investments with a carrying value of $946.0 as of December 31, 2023 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with state insurance laws.

The following table reflects the Company's gross unrealized losses and fair value of fixed income securities, aggregated by category and length of time that individual securities have been in an unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023:

Fixed Income Securities:
Government & Agency	$461.0	$2.7	$1,179.3	$61.8	$1,640.4	$64.6
Municipal	173.1	0.8	554.7	6.2	727.9	7.1
Corporate	853.3	8.2	4,270.9	182.0	5,124.3	190.3
	$1,487.6	$11.8	$6,005.1	$250.2	$7,492.7	$262.0

December 31, 2022:

Fixed Income Securities:
Government & Agency	$1,769.6	$71.0	$403.8	$43.8	$2,173.4	$114.8
Municipal	845.6	13.0	9.8	2.5	855.5	15.5
Corporate	6,796.7	355.0	1,043.7	124.6	7,840.4	479.6
	$9,412.0	$439.1	$1,457.4	$170.9	$10,869.5	$610.1

In the above tables the unrealized losses on fixed income securities are deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. Net realized investment gains (losses) for 2023 included impairment charges of $6.2 primarily related to the Company's intent to sell and subsequent disposal of fixed income securities to facilitate certain structural changes to a deferred compensation plan, as well as a small credit loss. Net realized investment gains (losses) for the year ended December 31, 2022 included $123.5 of impairment losses on fixed income securities, also related to management's assessment of its intent to sell, primarily driven by tax planning considerations. No such losses were recognized during 2021. The Company's allowance for credit losses was $1.6 as of December 31, 2023. The Company recorded no allowance for credit losses as of December 31, 2022.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023	$1,511.9	$1,164.7	$15.7	$2,660.8
December 31, 2022	$1,948.1	$1,291.5	$18.6	$3,220.9

During 2023, 2022, and 2021, the Company recognized pretax unrealized investment gains (losses) of $(123.9), $(263.4), and $751.1, respectively, emanating from changes in the fair value of equity securities in the consolidated statements of income. Changes in the fair value of equity securities still held at December 31, 2023, 2022, and 2021 were $28.2, $42.3, and $711.0, respectively, for the years then ended.

Fair Value Measurements - Fair value is defined as the estimated price that is likely to be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. A fair value hierarchy is established that prioritizes the sources (inputs) used to measure fair value into three broad levels:

•Level 1 inputs are based on quoted market prices in active markets;
•Level 2 observable inputs are based on corroboration with available market data;
•Level 3 unobservable inputs are based on uncorroborated market data or a reporting entity's own assumptions.

The following is a description of the valuation methodologies and general classification used for financial instruments measured at fair value.

The Company uses quoted values and other data provided by a nationally recognized independent pricing source as inputs into its quarterly process for determining fair values of fixed income and equity securities. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (ii) comparisons with other sources including the fair value estimates based on current market quotations, and with independent fair value estimates provided by the independent investment custodian. The independent pricing source obtains market quotations and actual transaction prices for securities that have quoted prices in active markets and uses their own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades, and sector groupings to determine a reasonable fair value.

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of December 31, 2023 and 2022.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2023:	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government & Agency	$1,379.8	$479.1	$—	$1,858.9
Municipal	—	767.6	—	767.6
Corporate	—	9,493.7	19.5	9,513.3
Short-term investments	1,032.6	—	—	1,032.6
Equity securities	$2,653.8	$—	$7.0	$2,660.8

As of December 31, 2022:
Fixed income securities:
Government & Agency	$1,598.8	$586.3	$—	$2,185.2
Municipal	—	881.5	—	881.5
Corporate	—	8,659.2	20.8	8,680.0
Short-term investments	860.8	—	—	860.8
Equity securities	$3,219.1	$—	$1.7	$3,220.9

There were no transfers between Levels 1, 2 or 3 during 2023 or 2022.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2023	2022	2021
Investment income from:
Fixed income securities	$438.8	$314.4	$280.6
Equity securities	92.1	132.5	157.5
Short-term investments	50.9	17.9	0.1
Other investments (a)	17.0	4.3	2.1
Gross investment income	598.9	469.3	440.4
Investment expenses (a)	20.6	9.7	6.1
Net investment income	$578.3	$459.5	$434.3

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$1.2	$2.6	$3.4
Losses	(181.9)	(190.2)	(1.9)
Net	(180.7)	(187.6)	1.5
Equity securities:
Gains	214.5	486.5	68.0
Losses	(51.4)	(111.9)	(62.8)
Net	163.0	374.5	5.1
Other investments, net	2.4	(1.2)	0.2
Total realized from actual transactions	(15.2)	185.7	6.9
From impairments (b)	(51.8)	(123.5)	—
From unrealized changes in fair value of equity securities	(123.9)	(263.4)	751.1
Total realized and unrealized investment gains (losses)	(190.9)	(201.1)	758.0
Current and deferred income taxes (credits)	(40.0)	(42.5)	159.6
Net of tax realized and unrealized investment gains (losses)	$(150.8)	$(158.6)	$598.4

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity on:
Fixed income securities	$464.1	$(824.7)	$(361.2)
Less: Deferred income taxes (credits)	97.7	(174.1)	(76.2)
	366.3	(650.5)	(284.9)

Other investments	5.7	(8.5)	(2.5)
Less: Deferred income taxes (credits)	1.1	(1.8)	(0.5)
	4.5	(6.7)	(2.0)
Net changes in unrealized investment gains (losses), net of tax	$370.8	$(657.3)	$(287.0)
_________

(a)     Includes interest on funds held.
(b) Includes expected loss on the pending sale of RMICC. See Note 2 for further discussion.

Note 4 - Deferred Policy Acquisition Costs

The following table shows the components of deferred policy acquisition costs:

Years Ended December 31:	2023	2022	2021
Deferred, beginning of year	$382.5	$350.4	$328.0
Policy acquisition costs deferred:
Commissions - net of reinsurance	495.0	423.3	340.9
Premium taxes	161.0	147.1	135.2
Salaries and other underwriting expenses	59.3	53.0	48.3
Subtotal	715.3	623.5	524.6
Amortization charged to income	(680.1)	(591.4)	(502.2)
Change for the year	35.2	32.0	22.4
Deferred, end of year	$417.8	$382.5	$350.4

Note 5 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

Years Ended December 31:	2023	2022	2021
Gross reserves at beginning of year	$12,221.5	$11,425.5	$10,671.0
Less: reinsurance losses recoverable	4,699.5	4,125.3	3,650.5
Net reserves at beginning of year:
General Insurance	6,824.8	6,587.0	6,328.0
Title Insurance	612.8	594.2	556.1
RFIG Run-off	77.9	111.2	127.6
Other	6.3	7.6	8.6
Subtotal	7,521.9	7,300.2	7,020.4
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,770.7	2,545.1	2,418.3
Title Insurance	93.6	139.6	160.6
RFIG Run-off	13.7	17.5	19.3
Other	8.6	8.7	12.0
Subtotal	2,886.8	2,711.1	2,610.4
Change in provision for insured events of prior years:
General Insurance	(234.0)	(193.1)	(137.9)
Title Insurance	(44.9)	(50.4)	(47.6)
RFIG Run-off	(24.7)	(35.1)	(21.1)
Other	(2.1)	(3.9)	(3.9)
Subtotal	(305.8)	(282.6)	(210.6)
Total incurred loss and loss adjustment expenses	2,581.0	2,428.4	2,399.7
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
General Insurance	930.6	834.4	781.5
Title Insurance	14.4	13.1	21.4
RFIG Run-off	—	0.2	0.2
Other	4.7	4.8	7.7
Subtotal	949.8	852.7	810.9
Loss and loss adjustment expenses attributable to
insured events of prior years:
General Insurance	1,475.6	1,279.8	1,239.8
Title Insurance	48.7	57.3	53.4
RFIG Run-off	11.9	15.5	14.3
Other	1.3	1.3	1.3
Subtotal	1,537.7	1,354.0	1,309.0
Total payments	2,487.6	2,206.7	2,120.0
RFIG Run-off reserves reclassified to liabilities held-for-sale (a)	54.9	—	—
Net reserves at end of year:
General Insurance	6,955.2	6,824.8	6,587.0
Title Insurance	598.5	612.8	594.2
RFIG Run-off	—	77.9	111.2
Other	6.6	6.3	7.6
Subtotal	7,560.4	7,521.9	7,300.2
Reinsurance losses recoverable	4,977.7	4,699.5	4,125.3
Gross reserves at end of year	$12,538.2	$12,221.5	$11,425.5
_________

(a)     RFIG Run-off reserves have been reclassified as held-for-sale as of December 31, 2023. See Note 2 for further discussion.

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments of 4.1%, 3.9%, and 3.0% for 2023, 2022, and 2021, respectively, with average favorable annual developments of 3.6%. The Company believes that the factors most responsible, in varying and continually changing degrees, for favorable or unfavorable reserve developments include, as to many General Insurance coverages, the effect of reserve discounts applicable to workers' compensation claims, changes in severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted below in regard to black lung disease claims, changes in inflation rates applicable to repairs and the medical portion of claims in particular, and changes in claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted below.

In 2023, the favorable development experienced by General Insurance came predominantly from the 2010-2022 accident years, driven by workers’ compensation and to a lesser extent, commercial auto lines of coverage, partially offset by unfavorable development from the general liability line of coverage. Favorable development experienced by Title Insurance occurred largely within the 2018-2020 years while RFIG Run-off segment was driven by higher levels of cure rates on reported defaults.

Federal Black Lung Regulations

The Federal Department of Labor revised the Federal Black Lung Program regulations in both 2001 and 2010. The revisions reflect more lenient standards that can potentially benefit claimants. Claims filed or refiled pursuant to these revised regulations initially increased immediately following the passing of both sets of regulations but have been gradually decreasing since.

The majority of pending claims against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience.

A&E Reserves

At December 31, 2023 and 2022, Old Republic's aggregate loss and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $130.6 and $121.3 gross, respectively, and $87.5 and $84.0 net of reinsurance, respectively.

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various A&E claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $0.5 or less as to each claim.

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

Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for A&E claims. As of December 31, 2023, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. Based on average annual claims payments during the five most recent calendar years, such reserves represented a paid loss survival ratio of 6.6 years (gross) and 7.4 years (net of reinsurance) as of December 31, 2023, and 6.4 years (gross) and 7.6 years (net of reinsurance) as of December 31, 2022. Fluctuations in this ratio between years can be caused by the inconsistent pay-out patterns associated with these types of claims. For the five years ended December 31, 2023, incurred A&E claim and related loss settlement costs have averaged 0.6% of average annual General Insurance loss and loss adjustment expenses.

The following represents the Company's incurred and paid loss development tables for the major types of insurance coverages as of December 31, 2023. The information about incurred and paid claims development for the years ended December 31, 2014 to 2022 is presented as supplementary information.

Workers' Compensation

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2023
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$780.9	$792.8	$786.4	$784.9	$777.0	$763.3	$724.4	$705.4	$685.8	$673.2	$58.8	54,174
2015		794.3	792.6	787.3	785.5	769.1	742.4	695.8	659.8	622.3	69.8	55,234
2016			756.1	752.9	745.7	730.5	712.6	692.8	624.2	584.9	95.5	52,495
2017				727.0	713.9	700.3	683.4	676.3	654.2	609.3	102.6	51,787
2018					698.6	691.5	681.0	665.9	644.8	605.4	141.3	52,390
2019						664.6	657.4	653.2	667.5	658.8	154.0	51,887
2020							560.9	569.4	571.7	574.7	144.7	45,859
2021								500.3	502.4	493.8	153.0	46,975
2022									488.1	487.4	184.7	46,691
2023										491.7	276.1	35,679
									Total	$5,802.1	(A)

* Reported losses are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$116.9	$293.7	$397.1	$466.0	$499.5	$524.8	$544.9	$554.6	$561.0	$567.9
2015		109.0	274.9	379.3	435.1	466.7	484.7	499.8	507.3	512.7
2016			102.5	253.5	334.4	383.5	408.4	425.2	435.8	442.5
2017				99.6	244.6	334.8	383.1	414.3	444.1	453.5
2018					94.8	240.6	320.5	367.2	396.8	416.0
2019						102.9	239.8	329.6	382.3	412.2
2020							84.3	211.6	284.3	329.7
2021								80.1	187.8	252.9
2022									74.2	188.2
2023										75.5
									Total	$3,651.7	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$5,802.1
Less: net paid loss and allocated loss adjustment expenses (B)										3,651.7
Subtotal										2,150.3
All outstanding liabilities before 2014, net of reinsurance										754.9
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$2,905.3

General Liability

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2023
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$107.0	$110.4	$109.4	$111.0	$117.0	$117.1	$112.3	$112.8	$115.6	$117.9	$10.7	6,047
2015		96.0	96.3	99.2	102.3	104.8	105.8	99.8	99.2	99.0	12.1	5,616
2016			92.4	96.7	98.8	100.3	101.0	104.4	98.8	95.9	13.2	83,293
2017				111.2	121.4	129.6	132.8	135.2	138.0	143.9	18.2	460,523
2018					120.5	119.7	125.1	135.5	141.9	152.0	32.0	462,021
2019						133.5	131.9	138.7	146.0	146.9	39.5	375,990
2020							112.4	111.7	114.9	116.1	50.0	6,112
2021								94.2	92.7	99.0	44.3	6,022
2022									97.8	100.7	49.4	5,758
2023										132.6	98.5	12,208
										$1,204.4	(A)

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

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$5.8	$15.8	$32.0	$52.8	$73.5	$82.8	$88.9	$94.9	$98.9	$103.0
2015		6.3	16.0	29.5	47.4	64.5	70.7	75.0	79.9	82.5
2016			7.1	18.5	34.8	47.7	58.0	66.9	71.9	75.1
2017				5.7	25.9	50.1	76.9	95.5	105.3	113.2
2018					6.9	28.8	48.9	71.0	91.0	102.0
2019						6.4	29.5	53.4	72.1	87.8
2020							4.2	12.4	28.5	45.0
2021								5.6	14.7	30.9
2022									6.4	22.2
2023										3.9
										$665.9	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$1,204.4
Less: net paid loss and allocated loss adjustment expenses (B)										665.9
Subtotal										538.4
All outstanding liabilities before 2014, net of reinsurance										167.0
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$705.5

Commercial Auto

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2023
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$687.8	$689.2	$691.7	$688.0	$688.6	$687.8	$683.8	$683.0	$682.1	$679.2	$5.9	103,242
2015		712.4	710.5	729.7	721.4	720.7	703.4	700.6	699.9	699.5	2.2	104,829
2016			755.9	768.9	786.0	780.8	779.3	762.1	754.9	752.9	4.3	110,766
2017				788.7	819.1	869.2	874.4	867.9	847.1	843.0	6.7	117,639
2018					883.2	947.9	989.9	992.1	976.1	971.3	20.1	129,290
2019						931.1	959.7	954.8	947.4	942.0	25.0	138,735
2020							941.1	913.7	854.0	845.5	70.6	117,927
2021								989.4	954.6	935.3	83.9	125,608
2022									1,074.2	1,044.5	123.6	125,309
2023										1,204.1	100.9	107,783
										$8,917.7	(A)

* Reported losses are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$267.4	$430.5	$536.9	$605.4	$640.3	$664.9	$658.4	$664.3	$669.9	$672.2
2015		265.1	438.9	541.8	626.2	669.7	680.6	687.3	693.0	695.4
2016			290.2	469.6	585.1	677.8	710.8	725.5	737.3	742.7
2017				307.9	512.0	657.1	746.5	791.2	814.1	826.9
2018					330.0	557.5	730.4	836.7	900.0	924.1
2019						330.4	549.0	681.6	787.2	875.3
2020							290.1	464.3	602.2	692.7
2021								302.7	508.6	662.9
2022									354.8	606.8
2023										424.4
										$7,123.8	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$8,917.7
Less: net paid loss and allocated loss adjustment expenses (B)										7,123.8
Subtotal										1,793.9
All outstanding liabilities before 2014, net of reinsurance										14.5
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$1,808.4

The following represents a reconciliation of the incurred and paid loss development tables to total loss and loss adjustment expense reserves as reported in the consolidated balance sheets.

	December 31,
	2023	2022

Net loss and allocated loss adjustment expense reserves:
Workers' compensation (a)	$2,725.3	$2,879.6
General liability	705.5	641.9
Commercial auto	1,808.4	1,747.3
Other short-duration insurance coverages	1,412.5	1,260.0
Subtotal	6,651.9	6,529.0

Reinsurance recoverable on loss reserves:
Workers' compensation	1,998.2	1,975.5
General liability	813.2	785.3
Commercial auto	1,684.4	1,486.6
Other short-duration insurance coverages	477.7	447.7
Subtotal	4,973.6	4,695.3

Insurance coverages other than short-duration (b)	566.4	656.6
Unallocated loss adjustment expense reserves (c)	346.1	340.5
	912.6	997.1
Gross loss and loss adjustment expense reserves	$12,538.2	$12,221.5
__________

(a) Certain long-term disability type workers' compensation reserves are discounted to present value based on interest rates typically ranging from 3.0% to 3.5%. The amount of discount reflected in the year-end net reserves totaled $179.9 and $184.7 as of December 31, 2023 and 2022, respectively. Interest accretion of $25.6, $9.6, and $42.0 for the years ended December 31, 2023, 2022, and 2021, respectively, was recognized as unfavorable development of prior year reserves within loss and loss adjustment expenses in the consolidated statements of income.
(b)    RFIG Run-off loss reserves of $53.6 have been classified as held-for-sale as of December 31, 2023. See Note 2 for further discussion.
(c) RFIG Run-off unallocated loss adjustment expense reserves of $1.2 have been classified as held-for-sale as of December 31, 2023. See Note 2 for further discussion.

The table below is supplementary information and presents the historical average annual percentage payout of incurred losses by age, net of reinsurance.

	Supplementary Information (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10

Workers' compensation	16.2%	23.9%	14.2%	8.4%	4.8%	3.5%	2.2%	1.3%	0.9%	1.0%
General liability	5.1%	11.8%	15.1%	15.6%	13.7%	7.5%	5.1%	4.4%	3.0%	3.4%
Commercial auto	35.7%	23.4%	16.0%	11.1%	6.1%	2.5%	0.8%	0.8%	0.6%	0.3%

Note 6 - Reinsurance and Retention Limits

In order to maintain premium production within its capacity and limit maximum losses for which it might become liable under its policies, Old Republic, as is common practice in the insurance industry, may cede a portion or all of its premiums and related liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium and a large variety of risk-sharing procedures and arrangements for parts of its business in order to reduce underwriting losses for which it might become liable under insurance policies it issues. To the extent that any reinsurance companies, retrospective related risks, or producers might be unable to meet their obligations under existing reinsurance, retrospective insurance and production agreements, Old Republic would be liable for the defaulted amounts. The Company generally protects itself by withholding funds, securing indemnity agreements, obtaining surety bonds, or otherwise collateralizing such obligations through irrevocable letters of credit, cash, or securities.

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss from any one event to a maximum of: $5.2 for workers' compensation; $7.0 for commercial auto liability; $7.0 for general liability; $12.8 for directors & officers; $2.2 for aviation; and $23.1 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0. The average direct primary mortgage guaranty exposure is (in whole dollars) $37,000 per insured loan.

The Company maintains treaty and facultative reinsurance coverage for its workers' compensation exposures. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company. Such aggregation of losses could occur in the event of a catastrophe such as an earthquake that could lead to the death or injury of a large number of persons concentrated in a single facility such as a high-rise building.

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company therefore became fully exposed to such claims. The Terrorism Risk Insurance Act (TRIA), the Terrorism Risk Insurance Revision and Extension Act (TRIREA), and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA) were subsequently placed into law and serve as a federal reinsurance program administered by the Secretary of the Treasury. This legislation requires primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies (excluding such coverages as commercial auto, burglary and theft, professional liability, and farm owners multi-peril insurance) and also provides for temporary reinsurance protection through December 31, 2027.

Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. The program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger was $200.0 for 2023. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposure.

Reinsurance ceded by the Company's insurance subsidiaries in the ordinary course of business is typically placed on an excess of loss basis. Under excess of loss reinsurance agreements, the companies are generally reimbursed for losses exceeding contractually agreed‑upon levels. Quota share reinsurance is most often effected between the Company's insurance subsidiaries and industry-wide assigned risk plans or captive insurers owned by insureds. Under quota share reinsurance, the Company remits to the assuming entity an agreed-upon percentage of premiums written and is reimbursed for underwriting expenses and proportionately related claims costs.

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid loss and premium reserves. Such reinsurance balances are recoverable from nonadmitted foreign and certain other reinsurers, such as captive insurance companies owned by insureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to insureds' high deductible retentions that are substantially collateralized by irrevocable letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and insureds who purchase its retrospectively rated or high deductible policies. Estimates of credit losses are included in the Company's net loss and loss adjustment expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to insureds or their beneficiaries. See Note 10 for further discussion.

At December 31, 2023, the General Insurance segment's ten largest reinsurers represented approximately 59% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Day One Insurance, Inc. the largest reinsurer, representing 13.2% of the total recoverable balance. Of the balances due from these ten reinsurers, 50.8% was recoverable from A or better rated reinsurance companies, 22.4% from domestic unrated companies, and 26.8% from foreign unrated companies.

The following information relates to reinsurance and related data for the General Insurance segment for the three years ended December 31, 2023. Reinsurance transactions of the Title Insurance and RFIG Run-off segments and the small life and accident insurance operation are not material.

Years Ended December 31:		2023	2022	2021
General Insurance
Written premiums:	Direct	$6,776.4	$6,263.3	$5,691.3
	Assumed	96.6	90.0	74.0
	Ceded	$2,516.7	$2,375.1	$2,084.4

Earned premiums:	Direct	$6,513.2	$6,021.0	$5,509.1
	Assumed	94.7	87.1	73.7
	Ceded	$2,488.6	$2,299.5	$2,027.3
Losses ceded		$1,795.9	$1,677.3	$1,255.6

Note 7 - Income Taxes

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

Years Ended December 31:	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
Tax rate increases (decreases):
Tax-exempt interest	(0.4)	(0.3)	(0.2)
Dividends received exclusion	(1.0)	(1.3)	(0.7)
Meals and entertainment	0.3	0.2	0.1
Other items - net	—	0.3	—
Effective tax rate	19.9%	19.9%	20.2%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2023	2022	2021
Deferred Tax Assets:
Loss and loss adjustment expense reserves	$214.9	$218.6	$214.2
Pension and deferred compensation plans	23.8	22.6	42.4
Realized loss from pending sale of mortgage insurance business	9.5	—	—
Net operating loss carryforward	5.5	7.6	9.6
AMT credit carryforward	9.0	9.0	9.0
Operating leases	46.4	46.7	49.7
Other temporary differences	16.3	17.1	12.3
Total deferred tax assets	325.4	321.6	337.5
Deferred Tax Liabilities:
Unearned premium reserves	46.3	63.3	61.0
Deferred policy acquisition costs	82.8	76.0	68.5
Amortization of fixed income securities	14.6	6.8	5.2
Net unrealized investment gains	214.4	141.3	372.6
Title plants and records	2.8	2.8	2.8
Tax reform transition adjustment on loss and loss adjustment
expense reserves	6.7	10.3	13.8
Operating leases	40.9	41.9	45.8
Other temporary differences	22.5	20.1	17.2
Total deferred tax liabilities	431.0	362.5	586.9
Net deferred tax liabilities (a)	$(105.6)	$(40.9)	$(249.5)
__________

(a)    RFIG Run-off deferred tax assets of $0.3 and deferred tax liabilities of $0.1 have been reclassified as held-for-sale as of December 31, 2023. See Note 2 for further discussion.

At December 31, 2023, the Company had an available net operating loss (NOL) carryforward of $26.4 which will expire in years 2024 through 2029, and a $9.0 alternative minimum tax (AMT) credit carryforward. The NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code and is available to reduce future years' taxable income by a maximum of $9.8 each year until expiration.

In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all gross deferred tax assets at year-end 2023 will more likely than not be fully realized.

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
The Inflation Reduction Act (IRA) was enacted into law on August 16, 2022, which, among its many elements, imposes a Corporate Alternative Minimum Tax (CAMT) on the adjusted financial statement income at the rate of 15% for tax periods beginning on or after January 1, 2023. The Company, as a member of a controlled group, has determined it will be subject to the CAMT calculations for the year ended December 31, 2023. However, the Company expects to be a regular taxpayer and not a CAMT taxpayer.

In addition, a Federal Excise Tax (FET) was enacted at the rate of 1% on all corporate stock buybacks effective January 1, 2023. The Company is subject to the FET, and an immaterial amount of excise tax incurred on stock repurchases has been recognized as part of the cost basis of the treasury stock acquired.

Note 8 - Employee Benefit Plans

Pension Benefits

The funded status of the Company's pension plan is reflected below.

Years Ended December 31:	2023	2022	2021
Projected benefit obligation at beginning of year	$452.8	$604.6	$639.7
Increases (decreases) during the year attributable to:
Interest cost	23.4	16.4	15.2
Actuarial (gains) losses	10.9	(138.7)	(22.2)
Benefits paid	(30.7)	(29.5)	(28.0)
Net increase (decrease) for the year	3.6	(151.8)	(35.1)
Projected benefit obligation at end of year	$456.4	$452.8	$604.6

Years Ended December 31:	2023	2022	2021
Fair value of net assets available for plan benefits
At beginning of the year	$507.1	$556.0	$479.6
Increases (decreases) during the year attributable to:
Actual return on plan assets	44.2	(19.2)	104.4
Benefits paid	(30.7)	(29.5)	(28.0)
Net increase (decrease) for year	13.4	(48.8)	76.3
Fair value of net assets available for plan benefits
At end of the year	$520.6	$507.1	$556.0

Funded status	$64.1	$54.3	$(48.6)
Amounts recognized in accumulated other comprehensive income	$(27.8)	$(38.5)	$(123.2)

Funding of the Plan is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuation, as well as the maintenance of certain funding levels relative to regulatory requirements. The Company currently does not expect to make cash contributions in calendar year 2024 based on minimum funding requirements.

Net periodic pension expense (income) recognized during 2023, 2022, and 2021 was $0.9, $(18.3), and $(9.8), respectively.

The projected benefit obligation and net periodic benefit cost for the Plan were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2023	2022	2023	2022	2021
Settlement discount rates	5.15%	5.40%	5.40%	2.80%	2.45%
Long-term rates of return on plan assets	N/A	N/A	4.60%	7.00%	7.00%

The assumed settlement discount rates were determined by matching the current estimate of the Plan's projected cash outflows against spot rate yields on a portfolio of high quality bonds as of the measurement date. To develop the expected long-term rate of return on assets assumption, historical returns, future return expectations for each asset class, as well as the target asset allocation of the pension portfolio were considered. The investment policy of the Plan takes into account the matching of assets and liabilities, appropriate risk aversion, liquidity needs, the preservation of capital, and the attainment of modest growth. The weighted-average asset allocations of the Plan were as follows:

			Current Investment Policy Asset Allocation % Range Target

As of December 31:	2023	2022
Equity securities:
Common shares of Company stock	16.0%	13.5%
Other	—	38.9
Subtotal	16.0	52.4	0% to 25%
Fixed income securities	78.1	44.4	75% to 100%
Other	5.9	3.2	1% to 10%
Total	100.0%	100.0%

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

The following tables present a summary of the Plan's assets segregated among the various input levels described in Note 3.

	Fair Value Measurements
As of December 31, 2023:	Level 1	Level 2	Level 3	Total
Equity securities: Company stock	$83.1	$—	$—	$83.1
Fixed income securities	3.7	402.7	—	406.5
Other	17.0	—	7.3	24.3
Total at fair value	$103.9	$402.7	$7.3	514.0
Securities at net asset value				6.5
Total				$520.6

As of December 31, 2022:
Equity securities:
Common shares of Company stock	$68.3	$—	$—	$68.3
Other	197.5	—	—	197.5
Subtotal	265.8	—	—	265.8
Fixed income securities	—	225.0	—	225.0
Other	7.1	—	5.9	13.0
Total at fair value	$273.0	$225.0	$5.9	504.0
Securities at net asset value				3.1
Total				$507.1

Level 1 assets include U.S. Treasury notes, publicly traded common stocks, mutual funds, and short-term investments. Level 2 assets generally include corporate and government agency bonds. Level 3 assets primarily consist of an immediate participation guaranteed fund.

The following table presents a summary of the benefits expected to be paid as of December 31, 2023 for the next 10 years:

	2024	2025	2026	2027	2028	2029 and after
December 31, 2023	$33.7	$34.3	$34.9	$34.6	$34.6	$169.4

Stock-Based Compensation

As periodically amended, the Company has had a stock-based incentive compensation plan in effect for certain eligible employees since 1978. Stock-based compensation is currently awarded under the 2022 Incentive Compensation Plan (the 2022 Plan) which was adopted following approval by shareholders on May 26, 2022, thereby replacing the 2016 Incentive Compensation Plan (the 2016 Plan). Under the 2022 Plan, a total of 20.0 million new shares, plus the approximately 4.7 million shares that remained available for issuance under the 2016 Plan, became available for future awards through February 2032. The maximum number of shares available as of December 31, 2023 for future issuance under the 2022 Plan was approximately 17.7 million shares.

The following table presents the stock-based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2023	2022	2021
Stock-based compensation expense	$19.5	$9.0	$3.2
Income tax benefit	$4.1	$1.8	$0.6

As of December 31, 2023, there was $29.7 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately three years.

Stock Options

Stock options granted have an exercise price equal to the closing market price of the Company's common stock on the date of grant. All grants have a 10-year term. Options granted under the 2022 Plan vest ratably over three years at each anniversary date. Options granted under the 2016 and prior plans vest as follows: 10% as of December 31 of the year of the grant and, cumulatively, an additional 15%, 20%, 25%, and 30% on and after the second through fifth calendar years, respectively.

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

	2023	2022	2021
Expected volatility	0.23	0.22	0.20
Expected dividends	4.66%	4.32%	4.76%
Expected term (in years)	6	6	7
Risk-free rate	3.69%	2.68%	1.21%

A summary of stock option activity under the 2022 and 2016 Incentive Plans as of December 31, 2023, 2022, and 2021, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2023		2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,619,004	$20.68	8,344,470	$19.57	9,494,651	$18.36
Granted	2,990,000	25.22	2,660,000	23.28	2,216,250	21.30
Exercised	1,694,106	19.49	1,285,783	18.94	3,259,273	17.28
Forfeited and expired	44,684	22.04	99,683	19.78	107,158	18.32
Outstanding at end of year	10,870,214	22.10	9,619,004	20.68	8,344,470	19.57

Exercisable at end of year	4,790,571	$20.31	4,562,063	$19.53	4,652,951	$19.22

Weighted average fair value of
options granted during the year (a)	$3.76	per share	$3.31	per share	$1.86	per share
__________

(a)    Based on the Black-Scholes-Merton option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2023 follows:

				Options Outstanding			Options Exercisable
					Weighted Average			Weighted Average Exercise Price
Exercise Prices			Year of Grant	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable
$16.06			2014	74,788	0.25	$16.06	74,788	$16.06
$15.26			2015	123,061	1.25	15.26	123,061	15.26
$18.14			2016	252,893	2.25	18.14	252,893	18.14
$19.98			2017	407,633	3.25	19.98	407,633	19.98
$20.98			2018	573,174	4.25	20.98	573,174	20.98
$21.12	to	$21.99	2019	973,628	5.25	21.16	973,628	21.16
$16.17	to	$22.72	2020	1,295,913	6.25	17.45	878,634	17.50
$21.30			2021	1,761,193	7.25	21.30	829,759	21.30
$22.92	to	$24.49	2022	2,429,431	8.25	23.30	677,001	23.33
$24.31	to	$25.52	2023	2,978,500	9.25	25.22	—	—
Total				10,870,214		$22.10	4,790,571	$20.31

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2023	2022	2021
Cash received from stock option exercise	$33.0	$24.3	$56.3
Intrinsic value of stock options exercised	17.5	7.9	24.2
Actual tax benefit realized for tax deductions from stock options exercised	$3.6	$1.6	$5.0

Restricted Stock Awards

The Company issues restricted common stock awards which represent a right to receive a share of stock. These awards are granted at market price, have voting rights unless otherwise provided in the applicable award agreement, and vest ratably over three years on each anniversary date. During the vesting period, restricted shares are nontransferable and subject to forfeiture.

A summary of restricted stock activity under the 2022 Incentive Plan as of December 31, 2023 and 2022, and changes in outstanding restricted stock awards during the years then ended is presented below:

	As of and for the Year Ended December 31,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	659,874	$23.70	33,539	$21.32
Granted	823,907	25.15	644,356	23.76
Vested	(225,289)	23.60	(16,901)	21.20
Forfeited	(1,376)	25.05	(1,120)	22.34
Nonvested at end of year	1,257,116	$24.67	659,874	$23.70

Other Benefits

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2023	2022	2021
ORI 401(k) Savings and Profit Sharing Plan	$65.8	$77.8	$70.5
Cash, deferred and other incentive compensation	$81.2	$70.3	$71.8

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

The merged plan is currently leveraged and owns 3,955,122 unallocated shares as of December 31, 2023. Prior to the merger, the ESSOP purchased 2,200,000 shares ($34.0), 2,383,625 shares ($50.0), and 3,337,000 shares ($50.0) of Old Republic common stock during 2015, 2018, and 2020, respectively, all of which was financed by loans from the Company and its participating subsidiaries. As of December 31, 2023, there were 19,362,130 Old Republic common shares owned by the ORI 401(k) Savings and Profit Sharing Plan, of which 15,407,008 were allocated to employees' account balances. Dividends on unallocated shares are used to pay debt service costs. There are no repurchase obligations in existence.

Cash, deferred, and other incentive compensation includes performance recognition compensation. Such amounts are generally determined based on performance metrics including premiums and fees growth, growth in operating earnings, underwriting results, and achieved return on equity in excess of a preset minimum.

In March 2023, the Compensation Committee of the Company’s Board of Directors approved the Old Republic International Corporation 2023 Performance Recognition Plan (PRP), replacing the previous Key Employee Performance Recognition Plans, as a means of providing cash incentive compensation to named executive officers and certain other senior managers. The PRP is an objective performance-based program providing for annual payouts based on satisfaction of specified performance objectives and individual performance. Financial statement accruals established during 2023 reflect the Company’s estimate of annual performance-based incentive awards under the PRP. During the third quarter of 2023, certain structural changes were made to the previously deferred awards made under the Key Employee Performance Recognition Plans, resulting in a one-time charge of $10.7, reflected within underwriting, acquisition, and other expenses in the consolidated statement of income.

Note 9 - Net Income Per Share

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

Years Ended December 31:		2023	2022	2021
Numerator:
Net Income		$598.6	$686.4	$1,534.3
Denominator:
Basic weighted-average shares (a)		282,732,526	301,676,941	301,945,319
Effect of dilutive securities - stock-based compensation awards		2,738,538	1,619,671	1,722,350
Diluted adjusted weighted-average shares (a)		285,471,064	303,296,612	303,667,669
Earnings per share:	Basic	$2.12	$2.28	$5.08
	Diluted	$2.10	$2.26	$5.05

Anti-dilutive common stock equivalents excluded from
earnings per share computations:
Stock-based compensation awards		2,234,500	2,645,750	—
__________

(a)    In calculating earnings per share, accounting standards require that common shares owned by the ORI 401(k) Savings and Profit Sharing Plan that are unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

Note 10 - Credit Losses

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

The Company's credit allowance was comprised of $17.5 and $16.0 related to reinsurance recoverables as of December 31, 2023 and 2022, respectively, and $26.1 and $27.0 related to accounts and notes receivable as of December 31, 2023 and 2022, respectively. No significant changes were made to the allowance during the three years ended December 31, 2023.

The Company's evaluation of credit losses on available for sale fixed income investment securities is disclosed further in Note 3. The Company is not exposed to material concentrations of credit risks as to any one issuer of investment securities.

Note 11 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

December 31:	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% issued in 2014 and due 2024	$399.5	$397.0	$399.0	$397.5
3.875% issued in 2016 and due 2026	548.5	530.4	547.9	522.1
3.850% issued in 2021 and due 2051	643.1	472.7	642.9	449.1
Other miscellaneous debt	—	—	7.1	7.1
Total debt	$1,591.2	$1,400.3	$1,597.0	$1,375.9

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

During 2023, 2022 and 2021, $67.2, $67.3, and $55.9, respectively, of interest expense on debt was charged to consolidated operations.

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt classified within Level 2 of the fair value hierarchy as presented below. The Company uses an internally generated interest yield market matrix table, which incorporates maturity, coupon rate, credit quality, structure, and current market conditions to estimate the fair value of its debt securities that are classified within Level 3.

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels as described in Note 3:

As of December 31:	2023	2022
Carrying Value	$1,591.2	$1,597.0
Fair Value	1,400.3	1,375.9
Level 1	—	—
Level 2	1,400.3	1,368.7
Level 3	$—	$7.1

Note 12 - Shareholders' Equity

Preferred Stock - At December 31, 2023, there were 75,000,000 shares of preferred stock authorized. The Company has designated one series of preferred stock: 10,000,000 shares of Series A Junior Participating Preferred Stock (Series A). No shares have been issued or are outstanding. The Series A Stock, if and when issued, will pay a dividend of the greater of $1.00 or 100 times (subject to adjustment) the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of common stock declared on the common stock of the Company. Each share of Series A stock would have 100 votes on each matter submitted to a vote of the shareholders.

Common Stock - At December 31, 2023, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class B common stock authorized, though none were issued or outstanding. Class B common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

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

Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the parent company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year-end 2023 data, the maximum amount of dividends payable to the parent company by its insurance and a small number of non-insurance company subsidiaries during 2024 without the prior approval of appropriate regulatory authorities is approximately $854.5. Ordinary cash dividends declared during 2023, 2022, and 2021 to the parent company by its subsidiaries amounted to $673.3, $614.6, and $566.7, respectively. In addition to ordinary dividends, the Company's principal mortgage insurance subsidiaries sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $110.0, $140.0, and $100.0 during 2023, 2022, and 2021, respectively.

Cash Dividends - In addition to regular cash dividends, the Company's Board of Directors declared special cash dividends of $1.00 per share in August 2022 (paid on September 15, 2022), $1.50 per share in August 2021 (paid on October 6, 2021), and $1.00 per share in December 2020 (paid on January 15, 2021).

Common Stock Repurchases - On August 18, 2022, the Board of Directors authorized a $450.0 share repurchase program. This authorization was completed during the second quarter of 2023. On May 12, 2023, the Board of Directors authorized a share repurchase program for an additional $450.0.

Total 2023 share repurchases, inclusive of taxes and fees, under the programs mentioned above were 6.7 million shares for $168.7 (average price of $25.13) and 14.2 million shares for $366.5 (average price of $25.82), respectively. Following the close of the year and through February 20, 2024, the Company repurchased 2.9 million additional shares for $83.1 (average price of $28.33), completing its repurchase program under the most recent repurchase authorization, approved by the Company's Board of Directors on May 12, 2023.

Note 13 - Commitments and Contingent Liabilities

General - In the normal course of business, the Company and its subsidiaries are subject to various contingent liabilities, including, but not limited to, possible income tax assessments resulting from tax law interpretations or issues raised by taxing or regulatory authorities in their regular examinations, catastrophic claim occurrences not indemnified by reinsurers such as noted in Note 6, or failure to collect all amounts on its investments or balances due from insureds and reinsurers. The Company does not have a basis for anticipating any significant losses or costs that could result from any known or existing contingencies.

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At December 31, 2023, the Company had no material non-claim litigation exposures in its consolidated business.

Note 14 - Leases

Several of the Company's subsidiaries maintain their offices in leased premises. A number of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. In addition, many of the subsidiaries also lease equipment for use in their businesses. Substantially all of the Company's leases are classified as operating leases.

The Company presents assets and liabilities related to leases with a term greater than 12 months within other assets and liabilities in the consolidated balance sheets. The established right of use asset and corresponding lease liability was $194.4 and $220.2, respectively, as of December 31, 2023, and $199.6, and $222.1, respectively, as of December 31, 2022.

In determining the lease liability, future lease payments are discounted at rates determined based on the type of underlying asset and remaining lease term. The weighted average discount rate was 5.49% and 5.27% as of December 31, 2023 and 2022, respectively, with an average remaining lease term of 6.9 years and 7.0 years at December 31, 2023 and 2022, respectively. Total lease costs were $76.3, $76.2, and $75.6 in 2023, 2022, and 2021, respectively. Fixed lease payments for 2023, 2022, and 2021 were $60.6, $64.0, and $65.0, respectively.

The following table presents a summary of future undiscounted lease payments as of the dates shown:

As of December 31:	2023	2022
Year 1	$58.1	$58.8
Year 2	51.0	50.6
Year 3	38.1	42.7
Year 4	29.0	30.1
Year 5	22.0	21.4
Thereafter	82.1	79.3
Total	280.6	283.1
Discount	60.4	60.9
Lease Liability	$220.2	$222.1

Note 15 - Consolidated Quarterly Results - Unaudited

Old Republic's consolidated quarterly operating results for the two years ended December 31, 2023 and 2022 is presented below. In management's opinion, however, quarterly operating results for insurance enterprises such as the Company are not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The information below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations".

In management's opinion, normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the information which follows.

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2023:
Operating Summary:
Net premiums, fees, and other income		$1,594.6	$1,689.3	$1,801.1	$1,785.6
Net investment income and investment gains (losses)		164.0	108.9	(40.9)	155.4
Total revenues		1,758.7	1,798.3	1,760.1	1,941.1
Total expenses		1,509.5	1,601.4	1,696.2	1,703.6
Net income		$199.8	$155.5	$52.6	$190.6
Net income per share:	Basic	$0.68	$0.55	$0.19	$0.70
	Diluted	$0.68	$0.54	$0.19	$0.69
Average shares outstanding:
Basic		291,945,750	285,426,801	277,010,690	274,036,118
Diluted		293,993,474	287,882,787	279,924,410	277,226,628

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2022:
Operating Summary:
Net premiums, fees, and other income		$1,955.2	$2,020.0	$1,983.1	$1,866.9
Net investment income and investment gains (losses)		251.3	(209.6)	(262.0)	478.6
Total revenues		2,206.6	1,810.3	1,721.0	2,345.5
Total expenses		1,823.9	1,865.0	1,840.7	1,696.5
Net income (loss)		$306.3	$(40.1)	$(91.7)	$512.1
Net income (loss) per share:	Basic	$1.01	$(0.13)	$(0.31)	$1.74
	Diluted	$1.00	$(0.13)	$(0.31)	$1.73
Average shares outstanding:
Basic		303,582,578	303,793,432	303,652,802	294,290,072
Diluted		305,424,592	303,793,432	303,652,802	295,996,057

Note 16 - Segment Information

The Company is engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into three segments: General Insurance (property and liability insurance), Title Insurance, and RFIG Run-off (see Note 2 for further discussion). The results of a small life and accident insurance business are included within the Corporate & Other caption of this report.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

General Insurance provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal insurance coverages. Commercial auto is the largest type of coverage underwritten by General Insurance, accounting for 41.0% of the segment's net premiums earned in 2023. The remaining premiums written by General Insurance are derived largely from a wide variety of coverages, including workers' compensation, property, general liability, general aviation, directors' and officers' indemnity, fidelity and surety indemnities, and home and auto warranties.

Title Insurance consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens, and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

Private mortgage insurance produced by RFIG Run-off protects mortgage lenders and investors from default-related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The RFIG Run-off mortgage guaranty operations insures only first mortgage loans, primarily on residential properties incorporating one- to four-family dwelling units.

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

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

Segmented and Consolidated Results
Years Ended December 31:	2023	2022	2021
General Insurance:
Net premiums earned	$4,119.2	$3,808.6	$3,555.5
Net investment income and other income	625.0	507.0	486.9
Total revenues excluding investment gains	$4,744.3	$4,315.6	$4,042.5
Segment pretax operating income (a)	$787.8	$689.8	$589.6

Title Insurance:
Net premiums earned	$2,300.9	$3,500.6	$3,960.5
Title, escrow and other fees	261.8	333.2	443.8
Subtotal	2,562.8	3,833.8	4,404.3
Net investment income and other income	57.8	48.8	44.9
Total revenues excluding investment gains	$2,620.6	$3,882.7	$4,449.3
Segment pretax operating income (a)	$133.5	$308.8	$515.7

RFIG Run-off
Net premiums earned	$16.4	$23.2	$32.6
Net investment income and other income	6.3	6.7	11.4
Total revenues excluding investment gains	$22.7	$30.0	$44.1
Segment pretax operating income	$21.2	$35.2	$32.8

Consolidated Revenues:
Total revenues of Company segments	$7,387.8	$8,228.3	$8,536.0
Corporate & Other (b)	208.0	195.5	166.6
Consolidated investment gains (losses):
Realized from actual transactions and impairments (c)	(67.0)	62.2	6.9
Unrealized from changes in fair value of equity securities	(123.9)	(263.4)	751.1
Total realized and unrealized investment gains (losses)	(190.9)	(201.1)	758.0
Consolidation elimination adjustments	(146.5)	(138.9)	(119.0)
Consolidated revenues	$7,258.3	$8,083.7	$9,341.6

Consolidated Pretax Income:
Total segment pretax operating income of
Company segments	$942.6	$1,033.9	$1,138.2
Corporate & Other (b)	(4.2)	24.6	25.7
Consolidated investment gains (losses):
Realized from actual transactions and impairments (c)	(67.0)	62.2	6.9
Unrealized from changes in fair value of equity securities	(123.9)	(263.4)	751.1
Total realized and unrealized investment gains (losses)	(190.9)	(201.1)	758.0
Consolidated income before income taxes	$747.4	$857.4	$1,922.1

December 31:	2023	2022
Consolidated Assets:
General Insurance	$22,710.5	$21,227.9
Title Insurance	1,948.2	2,077.6
RFIG Run-off (d)	232.8	344.2
Total assets of Company segments	24,891.7	23,649.9
Corporate & Other (b)	1,912.9	1,736.8
Consolidation elimination adjustments	(303.2)	(227.2)
Consolidated assets	$26,501.4	$25,159.4
__________

(a)    Segment pretax operating income is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent for the following segments: General - $76.5, $68.9, and $63.5 for the years ended December 31, 2023, 2022, and 2021, respectively; Title - $–, $0.8, and $1.9 for the years ended December 31, 2023, 2022, and 2022, respectively.

(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company and its internal corporate services subsidiaries.
(c)    Includes an estimated pretax loss of $45.6, inclusive of transaction costs, relating to the pending sale of the Company's RFIG Run-off mortgage insurance business. See Note 2 for further discussion.
(d)    At December 31, 2023, the Company classified its RFIG Run-off mortgage insurance business as held-for-sale in its consolidated balance sheet. See Note 2 for further discussion.

Note 17 - Transactions with Affiliates

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

	Assumed from Old Republic			Ceded to Old Republic
Years Ended December 31:	2023	2022	2021	2023	2022	2021
Premiums earned	$0.7	$0.3	$1.5	$—	$0.1	$0.2
Commissions and fees	0.1	0.1	0.4	—	—	—
Losses and loss expenses	2.9	0.9	1.1	—	0.1	0.5
Loss and loss expense reserves	4.3	7.1	8.5	1.4	2.7	3.1
Unearned premiums	$—	$—	$—	$—	$—	$—

As of December 31, 2023 and 2022, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $62.4 and $58.8, respectively.

Note 18 - Subsequent Event

The Company evaluated subsequent events through the date the consolidated financial statements were issued. No subsequent events were identified that require adjustment or disclosure to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Old Republic International Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Estimate of liability for loss and loss adjustment expense reserves
As discussed in Note 1 to the consolidated financial statements, the Company estimates the liability for loss and loss adjustment expense reserves using a number of considerations to determine its best estimate of the cost of settling claims reported and claims incurred but not reported. The Company estimates the liability by applying expected claim ratios by line of business to the related earned premium revenue. The Company's liability for loss and loss adjustment expense reserves (reserves) at December 31, 2023 was $12,538.2 million.
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
February 28, 2024

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

Changes in Internal Control

During the three month period ended December 31, 2023, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023. KPMG LLP (PCAOB ID 185), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023. Their report is shown on page 89 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 6, 2023.

During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Information about our Executive Officers:

The following table sets forth certain information as of December 31, 2023, regarding the executive officers of the Company:

Name	Age	Position
Thomas A. Dare	62	Senior Vice President, Secretary and General Counsel since January 2021; served as Deputy General Counsel since June 2017.

W. Todd Gray	56	Executive Vice President since May 2022; Senior Vice President and Treasurer since June 2018; Senior Vice President - Operations & Finance - Old Republic General Insurance Companies since September 2015.

Jeffrey P. Lange	53
Senior Vice President - Underwriting and Distribution since August 2023; Chief Operating Officer of Old Republic General Insurance Group since February 2022; Senior Vice President - Underwriting and Distribution of Old Republic General Insurance Group from January 2018 to February 2022.

Carolyn Monroe	65
Senior Vice President – Title Insurance since August 2023; President and Chief Executive Officer of Old Republic National Title Holding Company and Old Republic National Title Insurance Company since December 2018 and January 2023, respectively, after joining in 2009.

Stephen J. Oberst	56	Executive Vice President since October 2019; President and CEO at Old Republic Risk Management, Inc. which he joined in 1999.

Craig R. Smiddy	59	President and Chief Executive Officer since June 2018 and October 2019, respectively; President and Chief Operating Officer of Old Republic General Insurance Companies since August 2015 and August 2013, respectively. Prior to joining Old Republic, Mr. Smiddy was President of the Specialty Markets Division of Munich Reinsurance America, Inc.

Frank J. Sodaro	55	Senior Vice President and Chief Financial Officer since July 2021; served as Deputy Chief Financial Officer since June 2017.

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

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 23, 2024. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2024 Annual Meeting of shareholders, which is incorporated herein by reference.

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

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the information under the caption "Director Compensation" in the section entitled "Corporate Governance: Binding Organization, Purpose, and Long-Term Strategy" and the information in the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 23, 2024.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the information under the caption "Principal Holders of Securities" in the section entitled "Corporate Governance: Binding Organization, Purpose, and Long-Term Strategy" and the information under the caption "Equity Compensation Plan Information" in the section entitled "Executive Compensation" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 23, 2024.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the information under the captions "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" in the section entitled "Corporate Governance: Binding Organization, Purpose, and Long-Term Strategy" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 23, 2024.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the information under the caption "External Audit Services" in the section entitled "Item 2: Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 23, 2024.

PART IV

Item 15 - Exhibits

Documents filed as a part of this report:
1. Financial statements: See Item 8, Index to Financial Statements.
2. See exhibit index on page 107 of this report.
3. Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):    Old Republic International Corporation

By:	/s/ Craig R. Smiddy	02/28/2024
	Craig R. Smiddy, President, Chief Executive Officer and Director	Date

By:	/s/ Frank J. Sodaro	02/28/2024
	Frank J. Sodaro, Senior Vice President,	Date
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

/s/ Barbara A. Adachi	/s/ Spencer LeRoy, III
Barbara A. Adachi, Director*	Spencer LeRoy, III, Director*
/s/ Steven J. Bateman	/s/ Peter B. McNitt
Steven J. Bateman, Director*	Peter B. McNitt, Director*
/s/ Lisa J. Caldwell	/s/ Glenn W. Reed
Lisa J. Caldwell, Director*	Glenn W. Reed, Director*
/s/ John M. Dixon	/s/ J. Eric Smith
John M. Dixon, Director*	J. Eric Smith, Director*
/s/ Michael D. Kennedy	/s/ Fredricka Taubitz
Michael D. Kennedy, Director*	Fredricka Taubitz, Director*
/s/ Charles J. Kovaleski	/s/ Steven R. Walker
Charles J. Kovaleski, Director*	Steven R. Walker, Director*

* By /s/ Craig R. Smiddy
Attorney-in-fact
Date: February 28, 2024

INDEX TO FINANCIAL STATEMENT SCHEDULES

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2023

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2023, 2022 and 2021

Schedule	IV -	Reinsurance for the years ended December 31, 2023, 2022 and 2021

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2023, 2022 and 2021

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, notes thereto, or elsewhere herein.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2023
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (a)	Fair Value	Amount at which shown in balance sheet

Fixed income securities:
United States Government and
government agencies and authorities	$1,695.3	$1,641.5	$1,641.5
States, municipalities and political subdivisions	774.5	767.6	767.6
Foreign government	224.9	217.3	217.3
Corporate, industrial and all other	9,568.1	9,513.3	9,513.3
	12,263.0	12,139.9	12,139.9
Short-term investments	1,032.6		1,032.6
Total	13,295.6		13,172.5
Equity securities:
Non-redeemable preferred stocks	5.6	6.2	6.2
Common stocks:
Banks, trusts and insurance companies	79.0	163.7	163.7
Industrial, miscellaneous and all other	1,427.2	2,490.8	2,490.8
	1,511.9	2,660.8	2,660.8
Other investments	34.3		34.3
Total investments	$14,841.8		$15,867.7
__________

(a)    Represents original cost of equity securities, and as to fixed incomes, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2023	2022
Assets:
Bonds and notes	$10.5	$10.5
Short-term investments	21.1	35.1
Cash	5.0	2.0
Investments in, and indebtedness of related parties	8,027.7	7,823.0
Other assets	116.6	104.8
Total assets	$8,181.0	$7,975.5

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$69.6	$98.8
Debt and debt equivalents	1,591.2	1,589.9
Indebtedness to affiliates and subsidiaries	109.4	120.5
Total liabilities	1,770.3	1,809.2

Common shareholders' equity:
Common stock	278.3	296.9
Additional paid-in capital	678.7	1,141.8
Retained earnings	5,644.3	5,321.8
Accumulated other comprehensive loss	(132.4)	(517.8)
Unallocated 401(k) plan shares (at cost)	(58.2)	(69.5)
Total common shareholders' equity	6,410.7	6,173.2
Total liabilities and common shareholders' equity	$8,181.0	$7,975.5

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Investment income from subsidiaries	$122.0	$118.0	$100.3
Real estate and other income	4.1	4.2	4.3
Other investment income	4.8	1.2	0.2
Realized investment losses	(4.5)	—	—
Total revenues	126.5	123.6	104.9
Expenses:
Interest - subsidiaries	4.2	3.9	3.9
Interest - other	67.1	67.1	55.9
Real estate and other expenses	4.8	4.5	4.7
General expenses, taxes and fees	57.1	23.6	17.4
Total expenses	133.3	99.2	82.0
Revenues, net of expenses	(6.8)	24.3	22.8
Federal income taxes (credits)	(0.8)	2.9	(0.9)
Income (loss) before equity in earnings of subsidiaries	(5.9)	21.3	23.7

Equity in earnings (loss) of subsidiaries:
Dividends received	673.3	614.6	566.7
Earnings (loss) in excess of dividends	(68.6)	50.5	943.8
Net Income	$598.6	$686.4	$1,534.3

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$598.6	$686.4	$1,534.3
Adjustments to reconcile net income to
net cash provided by operating activities:
Accounts receivable	(0.9)	—	0.6
Income taxes - net	(49.8)	59.4	(17.9)
Excess of equity in (earnings) loss of subsidiaries
over cash dividends received	68.6	(50.5)	(943.8)
Realized investment losses	4.5	—	—
Accounts payable, accrued expenses and other	14.7	(34.8)	11.5
Total	635.8	660.6	584.7

Cash flows from investing activities:
Sale of fixed assets for Company use	—	—	0.1
Purchase of fixed assets for Company use	(3.2)	(4.1)	(6.9)
Net repayment (issuance) of notes to related parties	54.6	64.9	(351.6)
Net decrease (increase) in short-term investments	13.9	(23.8)	21.5
Investment in, and indebtedness of related parties - net	85.0	140.0	100.0
Total	150.3	176.9	(236.9)

Cash flows from financing activities:
Issuance of debentures and notes	—	—	642.5
Net receipt (repayment) of notes and loans from related parties	(5.1)	(4.8)	(13.5)
Issuance of common shares	31.1	26.6	60.0
Redemption of debentures and notes	—	—	(19.5)
Dividends on common shares	(275.5)	(579.7)	(1,019.2)
Repurchase of common stock	(535.3)	(281.2)	—
Other - net	1.7	1.5	2.0
Total	(783.1)	(837.6)	(347.6)

Increase (decrease) in cash	3.0	—	0.1
Cash, beginning of year	2.0	2.0	1.9
Cash, end of year	$5.0	$2.0	$2.0

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
($ in Millions)

Note 1 - Summary of Significant Accounting Policies

Old Republic International Corporation's (the Company or Old Republic) condensed financial statements are presented in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes thereto of Old Republic International Corporation and Subsidiaries included in its Annual Report on Form 10-K.

Prior period amounts have been reclassified whenever appropriate to conform to the most current presentation.

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

Note 4 - Common Stock Repurchases

On August 18, 2022, the Board of Directors authorized a $450.0 share repurchase program. This authorization was completed during the second quarter of 2023. On May 12, 2023, the Board of Directors authorized a share repurchase program for an additional $450.0.

Total 2023 share repurchases, inclusive of taxes and fees, under the programs mentioned above were 6.7 million shares for $168.7 (average price of $25.13) and 14.2 million shares for $366.5 (average price of $25.82), respectively. Following the close of the year and through February 20, 2024, the Company repurchased 2.9 million additional shares for $83.1 (average price of $28.33), completing its repurchase program under the most recent repurchase authorization, approved by the Company's Board of Directors on May 12, 2023.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2023, 2022 and 2021
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2023:
Insurance Underwriting:
General Insurance	$417.6	$6,955.2	$2,253.1	$109.3	$4,119.2
Title Insurance	—	598.5	—	1.5	2,300.9
RFIG Run-off (a)	—	—	—	—	16.4
Corporate & Other (b)	0.2	6.6	—	30.8	9.1
Reinsurance Recoverable (c)	—	4,977.7	789.5	8.6	—
Consolidated	$417.8	$12,538.2	$3,042.6	$150.4	$6,445.9

Year Ended December 31, 2022:
Insurance Underwriting:
General Insurance	$382.2	$6,824.8	$2,028.5	$137.1	$3,808.6
Title Insurance	—	612.8	—	3.3	3,500.6
RFIG Run-off	—	77.9	0.1	—	23.2
Corporate & Other (b)	0.2	6.3	—	31.8	9.6
Reinsurance Recoverable (c)	—	4,699.5	759.1	9.8	—
Consolidated	$382.5	$12,221.5	$2,787.8	$182.2	$7,342.1

Year Ended December 31, 2021:
Insurance Underwriting:
General Insurance	$349.9	$6,587.0	$1,870.7	$133.6	$3,555.5
Title Insurance	—	594.2	—	6.2	3,960.5
RFIG Run-off	—	111.2	0.2	—	32.6
Corporate & Other (b)	0.5	7.6	—	39.4	11.0
Reinsurance Recoverable (c)	—	4,125.3	688.4	11.3	—
Consolidated	$350.4	$11,425.5	$2,559.4	$190.6	$7,559.8
__________

(a)    RFIG Run-off loss and loss adjustment expense reserves of $54.9 and unearned premiums of $0.1 have been classified as held-for-sale as of December 31, 2023. See Note 2 in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for further discussion.
(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.
(c)    In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $5.7 billion, $5.4 billion, and $4.8 billion at December 31, 2023, 2022, and 2021, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2023, 2022 and 2021
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Loss and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2023:
Insurance Underwriting:
General Insurance	$462.7	$2,553.3	$680.0	$723.0	$4,356.3
Title Insurance	57.0	48.7	—	2,438.2	2,300.9
RFIG Run-off (a)	6.3	(11.0)	—	12.5	16.4
Corporate & Other (b)	52.2	5.5	—	60.1	9.1
Reinsurance Recoverable (c)	—	—	—	—	—
Consolidated	$578.3	$2,596.6	$680.0	$3,234.1	$6,682.9

Year Ended December 31, 2022:
Insurance Underwriting:
General Insurance	$358.0	$2,364.6	$591.2	$669.5	$3,978.2
Title Insurance	47.9	89.1	—	3,484.6	3,500.6
RFIG Run-off	6.7	(17.5)	—	12.3	23.1
Corporate & Other (b)	46.8	4.0	0.2	28.0	9.6
Reinsurance Recoverable (c)	—	—	—	—	—
Consolidated	$459.5	$2,440.2	$591.4	$4,194.5	$7,511.6

Year Ended December 31, 2021:
Insurance Underwriting:
General Insurance	$342.4	$2,303.1	$501.9	$648.0	$3,680.9
Title Insurance	43.8	112.9	—	3,820.6	3,960.5
RFIG Run-off	11.4	(1.7)	—	13.0	32.4
Corporate & Other (b)	36.5	6.5	0.3	14.5	10.9
Reinsurance Recoverable (c)	—	—	—	—	—
Consolidated	$434.3	$2,420.9	$502.2	$4,496.3	$7,685.0
__________

(a)    RFIG Run-off loss and loss adjustment expense reserves of $54.9 and unearned premiums of $0.1 have been classified as held-for-sale as of December 31, 2023. See Note 2 in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for further discussion.
(b)    Includes amounts for a small life and accident insurance business as well as those of the parent holding company, its internal corporate services subsidiaries and consolidation elimination adjustments.
(c)    In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $5.7 billion, $5.4 billion, and $4.8 billion at December 31, 2023, 2022, and 2021, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the Years Ended December 31, 2023, 2022 and 2021
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2023:
Life insurance in force	$933.8	$563.3	$—	$370.4	—%

Premium Revenues:
General Insurance	$6,513.2	$2,488.6	$94.7	$4,119.2	2.3%
Title Insurance	2,299.1	—	1.8	2,300.9	0.1
RFIG Run-off	16.4	—	—	16.4	—
Life and Health Insurance:
Life insurance	6.5	2.6	—	3.8	—
Accident and health insurance	11.1	5.8	—	5.3	—
Total Life & Health Insurance	17.6	8.4	—	9.1	—
Consolidating adjustments	—	(0.3)	(0.3)	—	—
Consolidated	$8,846.4	$2,496.7	$96.2	$6,445.9	1.5%

Year Ended December 31, 2022:
Life insurance in force	$1,266.7	$784.5	$—	$482.1	—%

Premium Revenues:
General Insurance	$6,021.0	$2,299.5	$87.1	$3,808.6	2.3%
Title Insurance	3,498.1	0.1	2.6	3,500.6	0.1
RFIG Run-off	23.2	—	—	23.2	—
Life and Health Insurance:
Life insurance	7.1	3.2	—	3.9	—
Accident and health insurance	13.7	8.0	—	5.6	—
Total Life & Health Insurance	20.8	11.2	—	9.6	—
Consolidating adjustments	—	(0.3)	(0.3)	—	—
Consolidated	$9,563.3	$2,310.5	$89.4	$7,342.1	1.2%

Year Ended December 31, 2021:
Life insurance in force	$1,473.2	$878.5	$—	$594.6	—%

Premium Revenues:
General Insurance	$5,509.1	$2,027.3	$73.7	$3,555.5	2.1%
Title Insurance	3,958.6	—	1.8	3,960.5	—
RFIG Run-off	32.6	—	—	32.6	—
Life and Health Insurance:
Life insurance	7.8	3.0	—	4.8	—
Accident and health insurance	15.2	9.0	—	6.1	—
Total Life & Health Insurance	23.1	12.1	—	11.0	—
Consolidating adjustments	—	(0.4)	(0.4)	—	—
Consolidated	$9,523.6	$2,039.0	$75.1	$7,559.8	1.0%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2023, 2022 and 2021
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts - Describe	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2023:
Deducted from Asset Accounts:
Reserve for credit losses	$43.0	$0.6	$—	$—	$43.6

Year Ended December 31, 2022:
Deducted from Asset Accounts:
Reserve for credit losses	$40.1	$2.9	$—	$—	$43.0

Year Ended December 31, 2021:
Deducted from Asset Accounts:
Reserve for credit losses	$36.5	$3.5	$—	$—	$40.1
__________

(a)    RFIG Run-off credit loss reserve of $0.1 has been classified as held-for-sale as of December 31, 2023. See Note 2 in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for further discussion.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the Years Ended December 31, 2023, 2022 and 2021
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (a)	Deferred Policy Acquisition Costs	Loss and Loss Adjustment Expense Reserves (b)	Discount, If Any, Deducted in Column C	Unearned Premiums (b)

Year Ended December 31:
2023	$417.6	$6,955.2	$179.9	$2,253.1
2022	382.2	6,824.8	184.7	2,028.5
2021	349.9	6,587.0	174.8	1,870.7

Column A	Column F	Column G	Column H

		Net Investment Income	Loss and Loss Adjustment Expenses Incurred Related to
Affiliation With Registrant (a)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2023	$4,119.2	$462.7	$2,770.7	$(234.0)
2022	3,808.6	358.0	2,545.1	(193.1)
2021	3,555.5	342.4	2,418.3	(137.9)

Column A	Column I	Column J	Column K

Affiliation With Registrant (a)	Amortization of Deferred Policy Acquisition Costs	Paid Loss and Loss Adjustment Expenses	Premiums Written

Year Ended December 31:
2023	$680.0	$2,406.2	$4,356.3
2022	591.2	2,114.2	3,978.2
2021	501.9	2,021.3	3,680.9
__________

(a)    Includes consolidated property-casualty entities. The amounts relating to the Company's unconsolidated property-casualty subsidiaries and the proportionate share of the registrant's and its subsidiaries' 50%-or-less owned property-casualty equity investees are immaterial and have, therefore, been omitted from this schedule.
(b)    See note (c) to Schedule III.

EXHIBIT INDEX

An index of exhibits required by Item 601 of Regulation S-K follows:

(3)	Articles of incorporation and by-laws.

	(A)	*	Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant's Form 10-Q filed August 7, 2023).

	(B)	*	Amended and Restated By-laws. (Exhibit 3.1 to Registrant's Form 8-K filed January 9, 2024).

(4)	Instruments defining the rights of security holders, including indentures.

	(A)	*	Agreement to furnish certain long-term debt instruments to the Securities & Exchange Commission upon request. (Exhibit 4(D) to Registrant's Form 8 dated August 28, 1987).

	(B)	*
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

	(H)	*	Description of Common Stock of the Registrant (Exhibit 4(H) to Registrant's Form 10-K filed February 24, 2023).

(10)	Material contracts.

**	(A)	*	Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant's Annual Report on Form 10-K for 2018).

**	(B)	*	Amended and Restated Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 10(a) to Registrant's Form 10-Q filed March 31, 2014).

**	(C)	*	Old Republic International Corporation 2016 Incentive Compensation Plan. (Exhibit 99.1 to Registrant's Form 8-K filed May 28, 2015).

**	(D)	*
Forms of Agreement for Old Republic International Corporation to use as a Sign-On Restricted Stock Award or as a Restricted Stock Award for awards granted to certain employees or officers of the Registrant or its Subsidiaries. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2017).

**	(E)	*	Old Republic International Corporation 2022 Incentive Compensation Plan. (Exhibit 10.1 to Registrant's Form 8-K filed May 31, 2022).

**	(F)	*	Old Republic International Corporation Form of Stock Option Award Agreement (2022 Incentive Compensation Plan). (Exhibit 10.2 to Registrant's Form 8-K filed May 31, 2022).

**	(G)	*	Old Republic International Corporation Form of Restricted Stock Award Agreement (2022 Incentive Compensation Plan). (Exhibit 10.3 to Registrant's Form 8-K filed May 31, 2022).

(Exhibit Index, Continued)

**	(H)	*	Old Republic International Corporation 2023 Cash Incentive Compensation Plan (Exhibit 10.1 to Registrant's Form 8-K filed March 21, 2023).

**	(I)	*	Form of Award Agreement for Old Republic International Corporation 2023 Cash Incentive Plan (Exhibit 10.2 to Registrant's Form 8-K filed March 21, 2023).

**	(J)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2018.)

	(K)	*	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies. (Exhibit 10(a) to Registrant's Form 10-Q filed March 31, 2013).

(21)			Subsidiaries of the registrant.

(23.1)			Consent of KPMG LLP.

(24)			Powers of attorney.

(31.1)			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(97)			Old Republic International Corporation Compensation Recovery Policy.

(101.INS)			XBRL Instance Document - The instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)			XBRL Taxonomy Extension Schema

(101.CAL)			XBRL Taxonomy Extension Calculation Linkbase

(101.DEF)			XBRL Taxonomy Extension Definition Linkbase

(101.LAB)			XBRL Taxonomy Extension Label Linkbase

(101.PRE)			XBRL Taxonomy Extension Presentation Linkbase

*    Exhibit incorporated herein by reference.

**    Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.