Form 10-Q
period 2024-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2024-05-03
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	March 31, 2024
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at March 31, 2024 was 271,833,079.

There are 41 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2024

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND COMMON
	SHAREHOLDERS' EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 17

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	18 - 36

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	37

	CONTROLS AND PROCEDURES	37

PART II	OTHER INFORMATION:

	ITEM 1 - LEGAL PROCEEDINGS	38

	ITEM 1A - RISK FACTORS	38

	ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

	ITEM 5 - OTHER INFORMATION	38

	ITEM 6 - EXHIBITS	39

SIGNATURE		40

EXHIBIT INDEX		41

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
		(Unaudited)
		March 31,	December 31,
		2024	2023
Assets
Investments:
Fixed income securities (at fair value) (amortized cost: $12,610.8 and $12,263.0)		$12,402.0	$12,139.9
Short-term investments (at fair value which approximates cost)		1,338.4	1,032.6
Equity securities (at fair value) (cost: $1,414.0 and $1,511.9)		2,549.6	2,660.8
Other investments		34.4	34.3
Total investments		16,324.5	15,867.7
Cash		136.9	202.8
Accrued investment income		127.9	117.0
Accounts and notes receivable		2,304.3	2,201.4
Federal income tax recoverable: Current		—	21.8
Reinsurance balances and funds held		537.7	544.7
Reinsurance recoverable: Paid loss and loss adjustment expenses		186.9	175.4
Loss and loss adjustment expense reserves		4,951.7	4,977.7
Unearned premium and policy reserves		860.7	798.2
Deferred policy acquisition costs		435.8	417.8
Assets held-for-sale		191.8	194.8
Other assets		1,005.5	981.5
Total assets		$27,064.3	$26,501.4
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves		$12,570.3	$12,538.2
Unearned premiums		3,169.7	3,042.7
Other policyholders' benefits and funds held		156.8	150.3
Total policy liabilities		15,897.0	15,731.4
Commissions, expenses, fees, and taxes		496.0	533.8
Reinsurance balances and funds held		1,453.0	1,380.9
Federal income tax payable: Current		45.0	—
Federal income tax: Deferred		93.8	105.6
Debt		1,987.6	1,591.2
Liabilities held-for-sale		53.8	56.8
Other liabilities		636.8	690.6
Total liabilities		20,663.3	20,090.7
Preferred Stock	($0.01 par value; 75,000,000 shares authorized; none issued)	—	—
Common Shareholders' Equity:
Common stock ($1.00 par value; 500,000,000 shares authorized; 271,833,079 and 278,392,263 shares issued)(Class B - $1.00 par value; 100,000,000 shares authorized; none issued)		271.8	278.3
Additional paid-in capital		500.7	678.7
Retained earnings		5,889.3	5,644.3
Accumulated other comprehensive loss		(205.4)	(132.4)
Unallocated 401(k) plan shares (at cost)		(55.5)	(58.2)
Total common shareholders' equity		6,400.9	6,410.7
Total liabilities, preferred stock and common shareholders' equity		$27,064.3	$26,501.4

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2024	2023
Revenues:
Net premiums earned	$1,574.6	$1,496.2
Title, escrow, and other fees	68.0	58.9
Total premiums and fees	1,642.7	1,555.2
Net investment income	164.1	137.8
Other income	41.9	39.4
Total operating revenues	1,848.8	1,732.4
Net investment gains (losses):
Realized from actual transactions and impairments	180.4	28.2
Unrealized from changes in fair value of equity securities	(13.3)	(2.0)
Total net investment gains	167.1	26.2
Total revenues	2,015.9	1,758.7

Expenses:
Loss and loss adjustment expenses	694.6	600.2
Dividends to policyholders	2.8	3.6
Underwriting, acquisition, and other expenses	903.3	888.6
Interest and other charges	16.4	16.9
Total expenses	1,617.2	1,509.5
Income before income taxes	398.7	249.2

Income Taxes (Credits):
Current	76.0	51.2
Deferred	5.8	(1.9)
Total	81.9	49.3

Net Income	$316.7	$199.8

Net Income Per Share:
Basic	$1.17	$0.68
Diluted	$1.15	$0.68

Average shares outstanding: Basic	271,725,775	291,945,750
Diluted	275,432,461	293,993,474

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2024	2023
Net Income As Reported	$316.7	$199.8

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized gains (losses) before reclassifications	(70.3)	173.7
Amounts reclassified as realized investment (gains)
losses in the statements of income	(15.3)	3.0
Pretax unrealized gains (losses) on investments	(85.6)	176.8
Deferred income taxes (credits)	(18.0)	37.3
Net unrealized gains (losses) on investments	(67.6)	139.5
Foreign currency translation adjustment and other	(5.4)	0.3
Total other comprehensive income (loss)	(73.0)	139.8
Comprehensive Income	$243.7	$339.7

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2024	2023
Preferred Stock:
Balance, beginning and end of period	$—	$—

Common Stock:
Balance, beginning of period	$278.3	$296.9
Dividend reinvestment plan	—	—
Stock-based compensation	0.1	1.1
Treasury stock restored to unissued status	(6.6)	(5.3)
Balance, end of period	$271.8	$292.7

Additional Paid-in Capital:
Balance, beginning of period	$678.7	$1,141.8
Dividend reinvestment plan	—	0.3
Stock-based compensation	8.2	18.8
401(k) plan shares released	1.5	0.9
Treasury stock restored to unissued status	(187.8)	(128.4)
Balance, end of period	$500.7	$1,033.5

Retained Earnings:
Balance, beginning of period	$5,644.3	$5,321.8
Net income	316.7	199.8
Dividends on common shares	(71.7)	(71.3)
Balance, end of period	$5,889.3	$5,450.3

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$(132.4)	$(517.8)
Net unrealized gains (losses) on securities, net of tax	(67.6)	139.5
Foreign currency translation adjustment and other	(5.4)	0.3
Balance, end of period	$(205.4)	$(377.9)

Unallocated 401(k) Plan Shares:
Balance, beginning of period	$(58.2)	$(69.5)
401(k) plan shares released	2.7	2.7
Balance, end of period	$(55.5)	$(66.7)

Treasury Stock:
Balance, beginning of period	$—	$—
Common stock repurchases	(194.4)	(133.7)
Restored to unissued status	194.4	133.7
Balance, end of period	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$316.7	$199.8
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(17.9)	(10.7)
Accounts and notes receivable	(102.8)	(92.8)
Loss and loss adjustment expense reserves	55.6	26.2
Unearned premiums and other policyholders' liabilities	71.3	46.4
Federal income taxes	76.0	45.2
Reinsurance balances and funds held	67.5	(0.3)
Realized investment gains from actual transactions and impairments	(180.4)	(28.2)
Unrealized investment losses from changes in fair value
of equity securities	13.3	2.0
Other - net	(138.9)	(30.9)
Total	160.4	156.6

Cash flows from investing activities:
Maturities and calls of fixed income securities	416.5	331.4
Sales of:
Fixed income securities	230.2	109.8
Equity securities	296.6	101.3
Other investments	1.5	3.0
Purchases of:
Fixed income securities	(956.1)	(461.5)
Equity securities	—	(11.8)
Other investments	(18.7)	(21.1)
Net (increase) decrease in short-term investments	(324.0)	(2.2)
Other - net	(1.2)	0.3
Total	(355.2)	49.3

Cash flows from financing activities:
Issuance of debentures and notes	396.0	—
Issuance of common shares	0.8	17.1
Redemption of debentures and notes	—	(5.3)
Dividends on common shares	(71.5)	(71.2)
Repurchase of common stock	(194.4)	(133.7)
Other - net	(2.3)	(0.2)
Total	128.4	(193.3)

Increase (decrease) in cash including balances classified as
held-for-sale:	(66.2)	12.6
Increase (decrease) in cash balances classified as held-for-sale (a)	0.4	—
Cash, beginning of period	202.8	81.0
Cash, end of period	$136.9	$93.7

Supplemental cash flow information:
Cash paid during the period for: Interest	$20.4	$20.5
Income taxes	$4.8	$4.1
_________

(a)    At March 31, 2024, the Company classified its RFIG Run-off mortgage insurance business as held-for-sale in its consolidated balance sheet. See Note 2 in the Notes to Consolidated Financial Statements for further discussion.
See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

Old Republic International Corporation is a Chicago-based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into two segments: General Insurance (property and liability insurance) and Title Insurance. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. The results of the Republic Financial Indemnity Group (RFIG) Run-off business, previously a reportable segment, are deemed immaterial and are now reflected within the Corporate & Other caption of this report along with a small life and accident insurance business. Prior period amounts have been reclassified to reflect the change in reportable segments. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

Note 1 - Summary of Significant Accounting Policies

Accounting Principles - The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2023 Annual Report on Form 10-K incorporated herein by reference. The financial accounting and reporting process relies on estimates and on the exercise of judgment. In the opinion of management all adjustments consisting only of normal recurring accruals necessary for a fair presentation of interim periods' results and financial position have been recorded. Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective.

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

The ASU does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The requirements is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company continues to evaluate the requirements of this new guidance.

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

The requirements are effective for fiscal years beginning after December 15, 2024. The Company continues to evaluate the requirements of this new guidance.

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

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At March 31, 2024, the Company and its subsidiaries did not have significant amounts of non-income producing securities.

Investment gains and losses, which result from sales or write downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized cost at the date of sale for fixed income securities, and cost in regard to equity securities; such bases apply to the specific securities sold.

Revenue Recognition - Pursuant to GAAP applicable to the insurance industry, revenues are recognized as follows:

Substantially all General Insurance premiums pertain to annual policies and are reflected in income on a pro-rata basis in association with the related loss and loss adjustment expenses.

Title Insurance premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly-owned agency subsidiaries) are generally recognized as income at the transaction closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining Title Insurance premium and fee revenues are produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and loss reserve provisions.

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

All reserves are therefore based on estimates which are periodically reviewed and evaluated in light of emerging loss experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders' dividends, all of which tend to be affected by development of losses in future years, may offset, in whole or in part, favorable or unfavorable loss developments for certain coverages such as workers' compensation, portions of which are written under loss sensitive programs that provide for such adjustments. Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. However, no representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates.

The Company's accounting policy regarding the establishment of loss reserve estimates is described in Note 1 in the Notes to Consolidated Financial Statements included in Old Republic's 2023 Annual Report on Form 10-K.

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

Note 2 - Disposition of RMIC Companies, Inc. (RMICC)

On November 11, 2023, a definitive agreement was reached to sell RMIC Companies, Inc. and its wholly-owned mortgage insurance subsidiaries (collectively, "RMICC") to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd., for approximately $140. The transaction is expected to receive all necessary regulatory approvals and close in the second quarter of 2024.

As of both March 31, 2024 and December 31, 2023, the pending disposition met the criteria for held-for-sale accounting, but did not meet the criteria to be classified as a discontinued operation as it did not represent a strategic shift that has, or will have, a major effect on the Company's operations and financial results. As a result, the related assets and liabilities are included in the separate held-for-sale line items of the asset and liability sections of the consolidated balance sheets. In addition, operating results are reported in continuing operations in the consolidated statement of income, and for segment reporting purposes, within Corporate & Other. Per the definitive agreement, sale proceeds are determined based on RMICC's December 31, 2023 balance sheet. Accordingly, a realized gain or loss is recognized to offset operating results included in continuing operations. See Note 1 for information on accounting for held-for-sale classification.

The table below reflects the carrying amounts of assets and liabilities held-for-sale related to the pending disposition described above:

	(Unaudited)
	March 31,	December 31,
	2024	2023
Assets:
Investments:
Fixed income securities (at fair value)	$16.7	$29.8
Short-term investments (at fair value which approximates cost)	209.6	191.3
Total investments	226.4	221.2
Cash	0.4	0.8
Accrued investment income	0.7	0.9
Accounts and notes receivable	0.5	0.5
Federal income tax recoverable: Current	—	2.2
Deferred	0.2	0.2
Other assets (a)	(36.4)	(31.1)
Total assets	$191.8	$194.8

Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves	$52.4	$54.9
Unearned premiums	—	0.1
Total policy liabilities	52.5	55.0
Commissions, expenses, fees, and taxes	—	1.2
Federal income tax payable: Current	0.7	—
Other liabilities	0.4	0.5
Total liabilities	$53.8	$56.8
_________

(a) Other assets is presented net of a valuation allowance of $37.5 and $34.5 as of March 31, 2024 and December 31, 2023, respectively, recorded upon remeasurement of the disposal group to fair value.

Note 3 - Investments

The amortized cost and fair values by type and contractual maturity of fixed income securities are shown in the following tables. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities by Type:
March 31, 2024:
Government & Agency	$1,748.5	$1.5	$72.8	$1,677.3
Municipal	737.3	—	10.8	726.5
Corporate	10,124.9	82.7	209.4	9,998.2
	$12,610.8	$84.3	$293.1	$12,402.0

December 31, 2023:
Government & Agency	$1,920.3	$3.2	$64.6	$1,858.9
Municipal	774.5	0.2	7.1	767.6
Corporate	9,568.1	135.5	190.3	9,513.3
	$12,263.0	$139.0	$262.0	$12,139.9

	Amortized Cost	Fair Value
Fixed Income Securities Stratified by Contractual Maturity at March 31, 2024:
Due in one year or less	$1,637.9	$1,620.2
Due after one year through five years	6,163.4	6,017.9
Due after five years through ten years	4,717.3	4,672.0
Due after ten years	92.1	91.8
	$12,610.8	$12,402.0

The following table reflects the Company's gross unrealized losses and fair value of fixed income securities, aggregated by category and length of time that individual securities have been in an unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024:
Fixed Income Securities:
Government & Agency	$493.4	$9.5	$1,044.9	$63.2	$1,538.4	$72.8
Municipal	148.1	1.7	566.0	9.0	714.2	10.8
Corporate	1,996.2	21.3	4,175.3	188.1	6,171.6	209.4
	$2,637.9	$32.6	$5,786.4	$260.4	$8,424.3	$293.1

December 31, 2023:
Fixed Income Securities:
Government & Agency	$461.0	$2.7	$1,179.3	$61.8	$1,640.4	$64.6
Municipal	173.1	0.8	554.7	6.2	727.9	7.1
Corporate	853.3	8.2	4,270.9	182.0	5,124.3	190.3
	$1,487.6	$11.8	$6,005.1	$250.2	$7,492.7	$262.0

In the above tables the unrealized losses on fixed income securities are deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. No investment impairment losses were recorded in the first quarter of 2024 or 2023. The Company's allowance for credit losses was $1.6 as of both March 31, 2024 and December 31, 2023.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024	$1,414.0	$1,152.7	$17.1	$2,549.6
December 31, 2023	$1,511.9	$1,164.7	$15.7	$2,660.8

Changes for the quarter in the fair value of equity securities still held at March 31, 2024 and 2023 were $182.9 and $19.9, respectively.

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

The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its quarterly process for determining fair values of fixed income and equity securities. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (ii) comparisons with other sources including the fair value estimates based on current market quotations, and with independent fair value estimates provided by the independent investment custodian. Independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets and uses their own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of March 31, 2024 and December 31, 2023.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2024:	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government & Agency	$1,267.4	$409.8	$—	$1,677.3
Municipal	—	726.5	—	726.5
Corporate	—	9,978.5	19.6	9,998.2
Short-term investments	1,338.4	—	—	1,338.4
Equity securities	$2,542.6	$—	$7.0	$2,549.6

As of December 31, 2023:
Fixed income securities:
Government & Agency	$1,379.8	$479.1	$—	$1,858.9
Municipal	—	767.6	—	767.6
Corporate	—	9,493.7	19.5	9,513.3
Short-term investments	1,032.6	—	—	1,032.6
Equity securities	$2,653.8	$—	$7.0	$2,660.8

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2024.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended
	March 31,
	2024	2023
Net investment income:
Fixed income securities	$126.3	$103.8
Equity securities	20.7	25.5
Short-term investments	17.2	9.8
Other investments (a)	7.1	2.0
Gross investment income	171.5	141.3
Investment expenses (a)	7.3	3.4
Net investment income	$164.1	$137.8

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$0.6	$0.6
Losses	(16.0)	(3.7)
Net	(15.3)	(3.0)
Equity securities:
Gains	198.8	38.3
Losses	—	(7.0)
Net	198.8	31.3
Total realized from actual transactions	183.4	28.2
From impairments (b)	(3.0)	—
From unrealized changes in fair value of equity securities	(13.3)	(2.0)
Total realized and unrealized investment gains	167.1	26.2
Current and deferred income taxes	35.1	5.5
Net of tax realized and unrealized investment gains	$132.0	$20.6

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed income securities	$(85.7)	$175.7
Less: Deferred income taxes (credits)	(18.0)	37.1
	(67.6)	138.6

Other investments	—	1.0
Less: Deferred income taxes	—	0.2
	—	0.8
Net changes in unrealized investment gains (losses),
net of tax	$(67.6)	$139.5
_________

(a) Includes interest on funds held.
(b) Includes additional expected loss on pending sale of RMICC. See note 2 for further discussion.

Note 4 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	Quarters Ended
	March 31,
	2024	2023
Gross reserves at beginning of period	$12,538.2	$12,221.5
Less: Reinsurance losses recoverable	4,977.7	4,699.5
Net reserves at beginning of period:
General Insurance	6,955.2	6,824.8
Title Insurance	598.5	612.8
Other	6.6	84.2
Subtotal	7,560.4	7,521.9
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
General Insurance	708.6	642.0
Title Insurance	18.4	21.8
Other	2.0	6.1
Subtotal	729.1	670.0
Change in provision for insured events of prior years:
General Insurance	(27.1)	(53.4)
Title Insurance	(6.3)	(6.4)
Other	(0.5)	(9.2)
Subtotal	(34.0)	(69.2)
Total incurred loss and loss adjustment expenses	695.1	600.8
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
General Insurance	124.1	114.7
Title Insurance	0.2	0.3
Other	0.4	1.1
Subtotal	124.8	116.3
Loss and loss adjustment expenses attributable to
insured events of prior years:
General Insurance	496.4	436.7
Title Insurance	14.2	17.5
Other	1.3	4.1
Subtotal	512.1	458.4
Total payments	636.9	574.7
Net reserves at end of period:
General Insurance	7,016.0	6,861.9
Title Insurance	596.2	610.3
Other	6.3	75.7
Subtotal	7,618.6	7,548.0
Reinsurance losses recoverable	4,951.7	4,588.0
Gross reserves at end of period (a)	$12,570.3	$12,136.1
_________

(a)     RFIG Run-off reserves are classified as held-for-sale as of December 31, 2023 and March 31, 2024 in the consolidated balance sheets. As such, loss reserve activity for this business, which was immaterial in both quarterly periods, is excluded from the 2024 column of the table above. See Note 2 for further discussion.

The favorable development experienced by General Insurance came predominantly from workers’ compensation and commercial auto, mostly from accident years 2015-2020, partially offset by unfavorable development within general liability. Approximately half of the unfavorable development in general liability originated from very old accident years with the other half from 2015-2021. Favorable development experienced by Title Insurance occurred largely within the 2019-2021 years.

Note 5 - Income Taxes

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. The Company classifies interest and penalties as income tax expense in the consolidated statements of income. The Company is not currently under audit by the Internal Revenue Service (IRS), and 2020 and subsequent tax years remain open.

Note 6 - Net Income Per Share

Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing net income available to common stockholders by the weighted-average number of common shares actually outstanding for the periods presented. Diluted earnings per share is similarly calculated with the inclusion of dilutive common stock equivalents. The following table provides a reconciliation of net income and the number of shares used in basic and diluted earnings per share calculations.

	Quarters Ended
	March 31,
	2024	2023
Numerator:
Net income	$316.7	$199.8
Denominator:
Basic weighted-average shares (a)	271,725,775	291,945,750
Effect of dilutive securities - stock-based
compensation awards	3,706,686	2,047,724
Diluted adjusted weighted-average shares (a)	275,432,461	293,993,474
Earnings per share: Basic	$1.17	$0.68
Diluted	$1.15	$0.68

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock-based compensation awards	1,325,379	3,298,750
__________

(a) In calculating earnings per share, accounting standards require that common shares owned by the ORI 401(k) Savings and Profit Sharing Plan that are unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all common shares.

Note 7 - Credit Losses

Credit losses on financial assets measured at amortized cost, primarily the Company's reinsurance recoverables and accounts and notes receivable, are recognized based on estimated losses expected to occur over the life of the asset. The expected credit losses, and subsequent adjustment to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the asset presented in the consolidated balance sheets.

The Company's credit allowance was comprised of $18.0 and $17.5 related to reinsurance recoverables as of March 31, 2024 and December 31, 2023, respectively, and $27.1 and $26.1 related to accounts and notes receivable as of March 31, 2024 and December 31, 2023, respectively.

The Company's evaluation of credit losses on available for sale securities is discussed further in Note 3. The Company is not exposed to material concentrations of credit risks as to any one issuer of investment securities.

Note 8 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes:
4.875% issued in 2014 and due 2024	$399.7	$398.2	$399.5	$397.0
3.875% issued in 2016 and due 2026	548.6	531.9	548.5	530.4
5.750% issued in 2024 and due 2034	396.0	402.4	—	—
3.850% issued in 2021 and due 2051	643.2	472.4	643.1	472.7
Total debt	$1,987.6	$1,805.1	$1,591.2	$1,400.3

On March 31, 2024, the Company completed a public offering of $400.0 aggregate principal amount of Senior Notes. The notes bear interest at a rate of 5.750% per year and mature on March 28, 2034.

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt all of which is classified within Level 2 of the fair value hierarchy described in Note 3.

Note 9 - Common Share Repurchases

On May 12, 2023, the Board of Directors authorized a $450.0 share repurchase program. This authorization was completed during the first quarter 2024. On March 1, 2024, the Board of Directors authorized a $1.1 billion share repurchase program.

Total share repurchases, inclusive of taxes and fees, under these programs for the first quarter 2024 was 6.6 million shares for $194.4 (average price of $29.12). Following the close of the quarter and through May 2, 2024, the Company repurchased 5.3 million additional shares for $161.7 (average price of $30.34).

Note 10 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At March 31, 2024, the Company had no material non-claim litigation exposures in its consolidated business.

Note 11 - Segment Information

The Company is engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into two segments: General Insurance (property and liability insurance) and Title Insurance. The results of the RFIG Run-off business, previously a reportable segment, are deemed immaterial and are now reflected within the Corporate & Other caption of this report along with the results of a small life and accident insurance business. Prior period amounts have been reclassified to reflect the change in reportable segments.

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

The contributions of Old Republic's reportable segments to consolidated totals are shown in the following table.

	Quarters Ended
	March 31,
	2024	2023
General Insurance:
Net premiums earned	$1,091.6	$965.1
Net investment income and other income	172.8	148.0
Total revenues excluding investment gains	$1,264.5	$1,113.1
Segment pretax operating income (a)	$220.4	$193.2

Title Insurance:
Net premiums earned	$477.3	$524.3
Title, escrow and other fees	68.0	58.9
Subtotal	545.4	583.2
Net investment income and other income	15.8	13.9
Total revenues excluding investment gains	$561.3	$597.1
Segment pretax operating income	$2.3	$17.4

Consolidated Revenues:
Total revenues of reportable segments	$1,825.8	$1,710.3
Corporate & Other (b)	52.5	59.0
Consolidated investment gains (losses):
Realized from actual transactions and impairments	180.4	28.2
Unrealized from changes in fair value of equity securities	(13.3)	(2.0)
Total realized and unrealized investment gains	167.1	26.2
Consolidation elimination adjustments	(29.6)	(36.9)
Consolidated revenues	$2,015.9	$1,758.7

Consolidated Pretax Income:
Total segment pretax operating income of
reportable segments	$222.7	$210.6
Corporate & Other (b)	8.8	12.3
Consolidated investment gains (losses):
Realized from actual transactions and impairments	180.4	28.2
Unrealized from changes in fair value of equity securities	(13.3)	(2.0)
Total realized and unrealized investment losses	167.1	26.2
Consolidated income before income taxes	$398.7	$249.2

	March 31,	December 31,
	2024	2023
Consolidated Assets:
General Insurance	$22,832.4	$22,710.5
Title Insurance	1,968.5	1,948.2
Total assets of reportable segments	24,800.9	24,658.8
Corporate & Other (b)	2,393.4	2,145.8
Consolidation elimination adjustments	(130.0)	(303.2)
Consolidated assets	$27,064.3	$26,501.4

(a) General Insurance segment pretax operating income is reported net of interest charges on intercompany financing arrangements with Old Republic's parent holding company of: $16.6 and $19.3 for the quarters ended March 31, 2024 and 2023, respectively.
(b)    Includes amounts for a small life and accident insurance business, the RFIG Run-off business, the parent holding company, and several internal corporate services subsidiaries.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2024 and 2023
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through a number of regulated insurance company subsidiaries organized into two segments: General Insurance (property and liability insurance) and Title Insurance. A small life and accident insurance business and Republic Financial Indemnity Group (RFIG) Run-off, accounting for 0.5% of consolidated operating revenues for the quarter ended March 31, 2024 and 1.3% of consolidated assets as of that date, are included within the Corporate & Other caption of this report. On November 11, 2023, a definitive agreement was reached to sell the RFIG Run-off mortgage insurance business to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd., with the sale expected to close upon receipt of all necessary regulatory approvals (see Note 2 in the Notes to Consolidated Financial Statements for further discussion).

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

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices generally reflect greater conservatism and comparability among insurers and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends and payment of interest and principal on surplus notes by insurance subsidiaries to the parent holding company. The major differences between these statutory accounting practices and GAAP are summarized in Note 1 in the Notes to Consolidated Financial Statements included in Old Republic's 2023 Annual Report on Form 10-K.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended March 31,
	2024	2023	% Change
Pretax income	$398.7	$249.2
Pretax investment gains	167.1	26.2
Pretax income excluding investment gains	$231.5	$222.9	3.9%

Net income	$316.7	$199.8
Net of tax investment gains	132.0	20.6
Net income excluding investment gains	$184.7	$179.2	3.1%

Combined ratio	94.3%	92.7%

PER DILUTED SHARE

	Quarters Ended March 31,
	2024	2023	% Change
Net income	$1.15	$0.68
Net of tax investment gains	0.48	0.07
Net income excluding investment gains	$0.67	$0.61	9.8%

SHAREHOLDERS' EQUITY (BOOK VALUE)

	Mar. 31,	Dec. 31,
	2024	2023	% Change
Total	$6,400.9	$6,410.7	(0.2)%
Per Common Share	$23.83	$23.31	2.2%

The Company reported pretax income, excluding investment gains (pretax operating income), of $231.5, an increase of 3.9% compared to the first quarter of last year, reflecting strong growth in General Insurance pretax operating income, partially offset by a decline in Title Insurance.

Summary of results for the quarter:

•Diluted net operating income per share of $0.67, up 9.8% over last year.
•Consolidated combined ratio of 94.3%, up 1.6 points over last year.
•Consolidated net premiums and fees earned of over $1.6 billion, up 5.6%, resulting from double digit growth in General Insurance partially offset by a decline in Title Insurance.
•Net investment income of $164.1, up 19.1%, driven by higher investment yields.
•Favorable loss reserve development of 2.3 points, compared to 4.5 points last year.
•Total capital returned to shareholders during the quarter of $264, comprised of $72 in dividends, and $193 in share repurchases. Following the close of the quarter, an additional $160 was returned via share repurchases.
•Book value per share of $23.83, up 3.4%, inclusive of dividends.

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

FINANCIAL HIGHLIGHTS
	Quarters Ended March 31,
SUMMARY INCOME STATEMENTS:	2024	2023	% Change
Revenues:
Net premiums and fees earned	$1,642.7	$1,555.2	5.6%
Net investment income	164.1	137.8	19.1
Other income	41.9	39.4	6.2
Total operating revenues	1,848.8	1,732.4	6.7
Investment gains (losses):
Realized from actual transactions and impairments	180.4	28.2
Unrealized from changes in fair value of equity securities	(13.3)	(2.0)
Total investment gains	167.1	26.2
Total revenues	2,015.9	1,758.7
Operating expenses:
Loss and loss adjustment expenses	697.4	603.9	15.5
Sales and general expenses	903.3	888.6	1.7
Interest and other expenses	16.4	16.9	(2.8)
Total operating expenses	1,617.2	1,509.5	7.1%
Pretax income	398.7	249.2
Income taxes	81.9	49.3
Net income	$316.7	$199.8

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income excluding investment gains	$0.68	$0.61	11.5%
Net investment gains (losses):
Realized investment gains	0.53	0.08
Unrealized from changes in fair value of equity securities	(0.04)	(0.01)
Basic net income	$1.17	$0.68

Diluted net income excluding investment gains	$0.67	$0.61	9.8%
Net investment gains (losses):
Realized investment gains	0.52	0.08
Unrealized from changes in fair value of equity securities	(0.04)	(0.01)
Diluted net income	$1.15	$0.68
Cash dividends on common stock	$0.265	$0.245

The information presented in the following table highlights the most meaningful indicators of ORI's segmented and consolidated financial performance. The information underscores the performance of the Company's insurance underwriting subsidiaries, as well as the sound investment of their capital and underwriting cash flows.

The results of the Republic Financial Indemnity Group (RFIG) Run-off business, previously a reportable segment, are deemed immaterial, and therefore are now included within Corporate & Other. Prior period amounts have been reclassified to reflect this change in reportable segments.

Sources of Consolidated Income
	Quarters Ended March 31,
	2024	2023	% Change
Net premiums and fees earned:
General Insurance	$1,091.6	$965.1	13.1%
Title Insurance	545.4	583.2	(6.5)
Corporate & Other	5.5	6.8	(18.3)
Consolidated	$1,642.7	$1,555.2	5.6%

Underwriting and related services income (loss):
General Insurance	$105.8	$103.8	1.9%
Title Insurance	(13.5)	3.7	N/M
Corporate & Other	(8.4)	(5.4)	(54.0)
Consolidated	$83.8	$102.1	(17.9)%

Consolidated combined ratio:
Loss ratio:
Current year	44.8%	43.3%
Prior years	(2.3)	(4.5)
Total	42.5	38.8
Expense ratio	51.8	53.9
Combined ratio	94.3%	92.7%

Net investment income:
General Insurance	$131.1	$108.7	20.6%
Title Insurance	15.7	13.7	14.3
Corporate & Other	17.3	15.2	13.5
Consolidated	$164.1	$137.8	19.1%

Interest and other expenses (income):
General Insurance	$16.5	$19.4
Title Insurance	(0.1)	—
Corporate & Other (a)	0.1	(2.5)
Consolidated	$16.4	$16.9	(2.8)%

Pretax income excluding investment gains:
General Insurance	$220.4	$193.2	14.1%
Title Insurance	2.3	17.4	(86.4)
Corporate & Other	8.8	12.3	(28.6)
Consolidated	231.5	222.9	3.9%
Income taxes	46.8	43.7
Net income excluding investment
gains	184.7	179.2	3.1%
Consolidated pretax investment gains (losses):
Realized from actual transactions
and impairments	180.4	28.2
Unrealized from changes in
fair value of equity securities	(13.3)	(2.0)
Total	167.1	26.2
Income taxes	35.1	5.5
Net of tax investment gains	132.0	20.6
Net income	$316.7	$199.8

(a) Includes consolidation/elimination entries.

General Insurance Segment Operating Results

	Quarters Ended March 31,
	2024	2023	% Change
Net premiums written	$1,157.1	$1,014.0	14.1%
Net premiums earned	1,091.6	965.1	13.1
Net investment income	131.1	108.7	20.6
Other income	41.7	39.2	6.3
Operating revenues	1,264.5	1,113.1	13.6
Loss and loss adjustment expenses	684.2	592.3	15.5
Sales and general expenses	343.3	308.1	11.4
Interest and other expenses	16.5	19.4	(15.0)
Operating expenses	1,044.1	919.9	13.5
Segment pretax operating income	$220.4	$193.2	14.1%

Loss ratio:
Current year	65.2%	66.9%
Prior years	(2.5)	(5.5)
Total	62.7	61.4
Expense ratio	27.6	27.9
Combined ratio	90.3%	89.3%

General Insurance net premiums earned of nearly $1.1 billion increased 13.1% for the quarter, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from recently established insurance underwriting subsidiaries. Premium growth occurred across most lines of coverage, but was most pronounced within commercial auto, property, and general liability. There were small declines in public D&O (included within financial indemnity) and home warranty, largely reflecting market conditions. While commercial auto, general liability, and property continue to achieve strong rate increases, rate declines continued in public D&O and workers' compensation.

The net investment income increase was largely due to higher investment yields earned.

The reported loss ratio for General Insurance reflects lower levels of favorable prior year reserve development and an improvement in the current year loss ratio. Favorable development of 2.5% came predominantly from workers' compensation and commercial auto, partially offset by unfavorable development within general liability. The improvement in the current year loss ratio was most pronounced within commercial auto and workers' compensation coverages. The reported expense ratio benefited from scale, partially offset by investments in new businesses and information technology. In recent years, the diversification of the General Insurance business has resulted in shifts in the lines of coverage mix toward lines with lower current period loss ratios and higher expense ratios.

Together, these factors produced highly profitable combined ratios and strong pretax operating income for the quarter. For General Insurance, we target combined ratios between 90% and 95% over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly given the long claim payment patterns associated with the business.

Title Insurance Segment Operating Results

	Quarters Ended March 31,
	2024	2023	% Change
Net premiums and fees earned	$545.4	$583.2	(6.5)%
Net investment income	15.7	13.7	14.3
Other income	0.1	0.1	7.9
Operating revenues	561.3	597.1	(6.0)
Loss and loss adjustment expenses	12.1	15.3	(21.2)
Sales and general expenses	546.9	564.2	(3.1)
Interest and other expenses (income)	(0.1)	—	N/M
Operating expenses	558.9	579.7	(3.6)
Segment pretax operating income	$2.3	$17.4	(86.4)%

Loss ratio:
Current year	3.4%	3.7%
Prior years	(1.2)	(1.1)
Total	2.2	2.6
Expense ratio	100.3	96.7
Combined ratio	102.5%	99.3%

Title Insurance net premiums and fees earned decreased by 6.5% for the quarter. Agency produced revenues, which are reported on a lag relative to directly produced revenues, declined due to a continued drop in mortgage originations attributable to higher mortgage interest rates. Conversely, directly produced revenues increased slightly in the current quarter. Commercial premiums represent approximately 21% of net premiums earned compared to 25% in the prior year quarter. Net investment income increased, reflecting higher investment yields earned, partially offset by a lower invested asset base.

The Title Insurance loss ratio decreased slightly reflecting consistent levels of favorable prior year reserve development and a decline in the current year loss ratio driven primarily by changes in the business mix with higher levels of fees earned.

The 2023 expense ratio was impacted by the recovery of a $17.2 state sales tax assessment, which reduced the first quarter 2023 expense ratio by 3.0 points. Excluding the impact of the state sales tax assessment, the expense ratio for the quarter increased slightly and remains elevated due to the impact of fixed costs decreasing at a slower pace than the drop in revenues.

Together, these factors produced lower pretax operating income for the quarter.

Corporate & Other Operating Results

	Quarters Ended March 31,
	2024	2023	% Change
Net premiums earned	$5.5	$6.8	(18.3)%
Net investment income	17.3	15.2	13.5
Operating revenues	22.9	22.1	3.4
Benefits, loss and loss adjustment expenses	0.9	(3.8)	125.9
Insurance expenses	3.2	4.7	(31.4)
Corporate, interest, and other expenses - net	9.8	8.8	10.7
Operating expenses	14.0	9.8	43.7
Corporate & Other pretax operating income	$8.8	$12.3	(28.6)%

Corporate & Other includes a small life and accident insurance business, the RFIG Run-off business, the parent holding company, and several internal corporate services subsidiaries. Corporate & Other tends to produce highly variable results stemming from volatility inherent in the lack of scale. Net investment income reflects a higher investment yield earned, partially offset by a lower invested asset base attributable to the return of capital to shareholders. On March 31, 2024, the Company issued $400 of senior notes in anticipation of the October 2024 maturity of existing senior notes.

Summary Consolidated Balance Sheet

	March 31,	December 31,	March 31,
	2024	2023	2023
Assets:
Cash and fixed income securities	$13,877.4	$13,375.4	$12,901.1
Equity securities	2,549.6	2,660.8	3,160.7
Other	162.3	151.3	147.4
Total investments, cash, and accrued investment income	16,589.5	16,187.6	16,209.3
Accounts and notes receivable	2,304.3	2,201.4	2,020.3
Federal income tax assets	—	21.8	—
Reinsurance recoverable	5,999.4	5,951.4	5,533.4
Deferred policy acquisition costs	435.8	417.8	393.3
Other assets	1,735.1	1,721.2	1,241.4
Total assets	$27,064.3	$26,501.4	$25,397.9

Liabilities and Shareholders' Equity:
Loss and loss adjustment expense reserves	12,570.3	12,538.2	12,136.1
Other policy liabilities	$3,326.6	$3,193.1	$3,066.3
Federal income tax liabilities	138.9	105.6	109.8
Reinsurance balances and funds held	1,453.0	1,380.9	1,107.4
Debt	1,987.6	1,591.2	1,590.2
Other liabilities	1,186.7	1,281.4	1,055.9
Total liabilities	20,663.3	20,090.7	19,065.9
Shareholders' equity	6,400.9	6,410.7	6,331.9
Total liabilities and shareholders' equity	$27,064.3	$26,501.4	$25,397.9

Composition of shareholders' equity per share:
Equity before items below	$21.28	$20.51	$19.77
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	2.55	2.80	2.14
Total	$23.83	$23.31	$21.91

Investments

As of March 31, 2024, the consolidated investment portfolio reflected an allocation of approximately 84% to fixed income (bonds and notes) and short-term investments, and 16% to equity securities (common stock). The investment management process remains focused on retaining quality investments that produce consistent streams of investment income. The fixed income portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities of the fixed income assets are matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. The equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Old Republic’s investment portfolio is focused on ensuring solid funding of the insurance underwriting subsidiaries' obligations to policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries’ capital base. For these reasons, the investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments with unfunded counter-party risk attributes. Old Republic performs regular stress tests of the investment portfolio to gain reasonable assurance that periodic downdrafts in market prices do not undermine the Company's financial strength.

Shareholders' Equity Per Share

Changes in shareholders' equity per share are reflected in the following table. As shown, these resulted mostly from net income excluding net investment gains, realized and unrealized investment gains (losses), and dividend payments to shareholders.

	Quarters Ended March 31,
	2024	2023
Beginning balance	$23.31	$21.07
Changes in shareholders' equity:
Net income excluding net investment gains	0.68	0.61
Net of tax realized investment gains	0.53	0.08
Net of tax unrealized investment gains (losses):
Fixed income securities	(0.25)	0.48
Equity securities	(0.04)	(0.01)
Total net of tax realized and unrealized
investment gains	0.24	0.55
Cash dividends	(0.265)	(0.245)
Other - net	(0.14)	(0.08)
Net change	0.52	0.84
Ending balance	$23.83	$21.91
Percentage change for the period	2.2%	4.0%
Percentage change for the period, inclusive of cash dividends	3.4%	5.1%

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated net earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	Quarters Ended
	March 31,		Years Ended December 31,
	2024	2023	2023	2022	2021
General Insurance	$1,091.6	$965.1	$4,119.2	$3,808.6	$3,555.5
Title Insurance	545.4	583.2	2,562.8	3,833.8	4,404.3
Corporate & Other	5.5	6.8	25.6	32.9	43.6
Total	$1,642.7	$1,555.2	$6,707.7	$7,675.3	$8,003.6
Percentage change from prior period	5.6%	(19.0)%	(12.6)%	(4.1)%	18.8%

Consolidated net premiums and fees earned of over $1.6 billion were up 5.6% for the first quarter 2024, resulting from double digit growth in General Insurance partially offset by a decline in Title Insurance. For first quarter 2023, consolidated net premiums and fees earned were down 19.0% as a result of lower revenues for Title Insurance in both direct and agency operations, slightly offset by General Insurance growth.

Net Investment Income
The following tables reflect the investment bases as of the indicated dates, the investment income earned, and resulting yields on such assets. Because the Company can exercise little control over fair values, management evaluates yields on the basis of investment income earned in relation to the cost of the underlying invested assets.

	Investments at Cost				Fair Value Adjust- ment	Investments at Fair Value
	General Insurance	Title Insurance	Corporate & Other	Total
As of December 31:
2022	$11,825.2	$1,512.4	$1,841.7	$15,179.4	$680.4	$15,859.9
2023	12,030.5	1,350.2	1,463.8	14,844.5	1,023.1	15,867.7
As of March 31:
2023	11,863.4	1,438.3	1,845.5	15,147.4	855.0	16,002.4
2024	$12,063.8	$1,376.3	$1,960.1	$15,400.2	$924.2	$16,324.5

	Net Investment Income				Yield at
	General Insurance	Title Insurance	Corporate & Other	Total	Cost	Fair Value
Years Ended
December 31:
2021	$342.4	$43.8	$48.0	$434.3	3.02%	2.72%
2022	358.0	47.9	53.5	459.5	3.07	2.83
2023	462.7	57.0	58.5	578.3	3.82	3.62
Quarters Ended
March 31:
2023	108.7	13.7	15.2	137.8	3.64	3.46
2024	$131.1	$15.7	$17.3	$164.1	4.28%	4.02%

Net investment income increased 19.1% in the first quarter 2024, driven by higher investment yields. Prior periods presented were also favorably impacted by the interest rate environment.

Loss and Loss Adjustment Expenses
Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of March 31, 2024 and December 31, 2023:

	Loss and Loss Adjustment Expense Reserves
	March 31, 2024		December 31, 2023
	Gross	Net	Gross	Net

Workers' compensation	$4,647.0	$2,687.3	$4,723.5	$2,725.3
Commercial auto	3,554.2	1,842.1	3,492.8	1,808.4
General liability	1,532.5	729.9	1,518.8	705.5
Other coverages	1,925.1	1,449.9	1,890.3	1,412.5
Unallocated loss adjustment expense reserves	306.6	306.6	303.3	303.3
Total General Insurance reserves	11,965.6	7,016.0	11,928.9	6,955.2
Title Insurance	596.2	596.2	598.5	598.5
Life and accident	8.4	6.3	10.7	6.6
Total loss and loss adjustment expense reserves (a)	$12,570.3	$7,618.6	$12,538.2	$7,560.4
Asbestosis and environmental loss reserves included
in the above General Insurance reserves:
Amount	$139.2	$94.7	$130.6	$87.5
% of total General Insurance reserves	1.2%	1.4%	1.1%	1.3%
_________

(a)     RFIG Run-off reserves are classified as held-for-sale as of December 31, 2023 and March 31, 2024 in the consolidated balance sheets, and as such, both periods presented in the above table exclude these reserves. See Note 2 of the Consolidated Financial Statements for further discussion.

A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 4 of the Consolidated Financial Statements.

The percentage of net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's two reportable operating segments and for consolidated operations were as follows:

	Quarters Ended
	March 31,		Years Ended December 31,
	2024	2023	2023	2022	2021
General Insurance	62.7%	61.4%	62.0%	62.1%	64.8%
Title Insurance	2.2	2.6	1.9	2.3	2.6
Consolidated loss ratio	42.5%	38.8%	38.7%	31.8%	30.2%

Reconciliation of consolidated loss ratio:
Provision for insured events of the current year	44.8%	43.3%	43.3%	35.5%	32.9%
Change in provision for insured events of prior years:
Net favorable development	(2.3)	(4.5)	(4.6)	(3.7)	(2.7)
Consolidated loss ratio	42.5%	38.8%	38.7%	31.8%	30.2%

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

The consolidated loss ratio reflects the changing contributions of each segment to consolidated results, and this ratio's variances within each segment. The increase in the consolidated loss and loss adjustment expense ratio is primarily due to a change in mix commensurate with the continued drop in Title Insurance premiums which carry lower loss and loss adjustment expense ratios. In addition, the first quarter 2024 consolidated loss ratio also reflects lower levels of favorable prior year reserve development partially offset by improvement in the current year loss ratio for General Insurance.

Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. Management maintains hold periods that vary primarily by line of business. However, reserves may be increased within a holding period when the initial expected loss ratio is believed to be inadequate. Conversely, in certain cases, reserves may be released within a holding period when the redundancies are expected to exceed the upper end of the actuarially determined range. No representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates. In management's opinion, such changes in net losses and related costs are not likely to have a material effect on the Company's consolidated financial position, although they could materially affect the consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2023 Annual Report on Form 10-K under Item 1A - Risk Factors.

Underwriting, Acquisition, and Other Expenses
The following table sets forth the expense ratios registered by each reportable segment and in consolidation for the periods shown:

	Quarters Ended
	March 31,		Years Ended December 31,
	2024	2023	2023	2022	2021
General Insurance	27.6%	27.9%	28.2%	27.4%	26.5%
Title Insurance	100.3	96.7	95.2	90.9	86.7
Consolidated	51.8%	53.9%	53.9%	59.2%	59.7%

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

The decrease in the first quarter 2024 consolidated expense ratio is primarily due to a change in mix commensurate with the continued drop in Title Insurance premiums which carry a higher expense ratio. The first quarter 2024 consolidated expense ratio also reflects the impact of fixed costs decreasing at a slower pace than the drop in revenues for Title Insurance.

Combined Ratios
The combined ratios of net loss and loss adjustment expenses and underwriting expenses are as follows:

	Quarters Ended
	March 31,		Years Ended December 31,
	2024	2023	2023	2022	2021
General Insurance	90.3%	89.3%	90.2%	89.5%	91.3%
Title Insurance	102.5	99.3	97.1	93.2	89.3
Consolidated	94.3%	92.7%	92.6%	91.0%	89.9%

Net Investment Gains (Losses)
The Company's investment policies are designed to produce a stable source of income from interest and dividends, support the protection of capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Quarters Ended
	March 31,		Years Ended December 31,
	2024	2023	2023	2022	2021
Realized investment gains (losses) from actual transactions:
Fixed income	$(15.3)	$(3.0)	$(180.7)	$(187.6)	$1.5
Equity securities and other	198.8	31.2	165.5	373.3	5.3
Total	183.4	28.2	(15.2)	185.7	6.9
Impairment losses	(3.0)	—	(51.8)	(123.5)	—
Unrealized gains (losses) from changes in fair value of equity
securities	(13.3)	(2.0)	(123.9)	(263.4)	751.1
Total investment gains (losses)	$167.1	$26.2	$(190.9)	$(201.1)	$758.0

Dispositions of fixed income securities from scheduled maturities and early calls were 64.4% and 75.1% of total dispositions occurring in the first three months of 2024 and 2023, respectively. Realized gain (loss) activity in 2024 was primarily the result of portfolio management, including the Company's monitoring of concentration limits at the individual legal entity levels. The 2023 full year impairment charge primarily reflects an estimated loss on the pending sale of the RFIG Run-off mortgage insurance business, and to a lesser extent, impairment losses recorded on fixed income securities that the Company intended to and subsequently disposed of to facilitate certain structural changes to a deferred compensation plan, as well as a small credit loss. During 2022, the Company rebalanced the investment portfolio by reducing equity security holdings and increasing fixed income holdings as reinvestment rates began to materially improve. Additionally, 2022 includes investment impairment charges of $123.5 on fixed income securities, which management intended to and subsequently disposed of during the year, driven primarily by tax planning considerations.

Income Taxes
The effective consolidated income tax rate was 20.5% in the first quarter 2024, compared to 19.8% in the first quarter 2023. The rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax preferred investment income (principally tax-exempt interest and dividend income).

Segment Overview

General Insurance

Summary Operating Results

	Quarters Ended March 31,
	2024	2023	% Change
Net premiums earned	$1,091.6	$965.1	13.1%
Loss and loss adjustment expenses	684.2	592.3	15.5
Sales and general expenses	343.3	308.1	11.4
Segment pretax operating income	$220.4	$193.2	14.1%

Loss ratio:
Current year	65.2%	66.9%
Prior years	(2.5)	(5.5)
Total	62.7	61.4
Expense ratio	27.6	27.9
Combined ratio	90.3%	89.3%

Premiums & Fees
The percentage of net premiums earned for major insurance coverages in the General Insurance segment was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
	Quarters Ended
	March 31,		Years Ended December 31,
	2024	2023	2023	2022	2021
Commercial auto	41.9%	40.3%	41.0%	39.5%	39.6%
Workers' compensation	17.9	20.1	19.5	21.3	21.9
Property	12.4	11.0	11.5	9.8	9.7
Financial indemnity	7.7	9.1	8.4	10.3	9.7
General liability	7.2	5.8	6.1	5.2	5.2
Home and auto warranty	6.9	8.1	7.6	8.7	9.5
Other coverages	6.0	5.6	5.9	5.2	4.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%

General Insurance net premiums earned of nearly $1.1 billion increased 13.1% for the first quarter 2024, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from recently established underwriting subsidiaries. Premium growth occurred across most lines of coverage, but was most pronounced within commercial auto, property, and general liability. There were small declines in public D&O (included within financial indemnity) and home warranty, largely reflecting market conditions. While commercial auto, general liability, and property continue to achieved strong rate increases, rate declines continued in public D&O and workers' compensation. Investments in new underwriting subsidiaries have, and are expected to continue, to contribute to the Company's production of lines outside of commercial auto and workers' compensation.

Loss and Loss Adjustment Expenses
The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	General Insurance Loss Ratios by Type of Coverage
	Quarters Ended
	March 31,		Years Ended December 31,
	2024	2023	2023	2022	2021
Commercial auto	71.9%	73.7%	71.5%	66.6%	71.5%
Workers' compensation	47.0	52.5	41.4	45.9	58.9
Property	59.3	55.1	61.0	65.4	59.3
Financial indemnity	48.7	42.5	48.2	67.0	53.9
General liability	74.1	56.8	76.0	71.6	64.1
Home and auto warranty	56.9	55.7	65.5	66.9	67.9
Other coverages	62.9	60.5	65.9	60.4	63.8

All coverages	62.7%	61.4%	62.0%	62.1%	64.8%

The reported loss ratio for General Insurance in the first quarter 2024 reflects lower levels of favorable prior year reserve development and an improvement in the current year loss ratio. Favorable development of 2.5% for the quarter came predominantly from workers' compensation and commercial auto, mostly from accident years 2015-2020, partially offset by unfavorable development within general liability. Approximately half of the unfavorable development in general liability originated from very old accident years with the other half from 2015-2021. Favorable development in 2023 was also predominantly from workers' compensation and commercial auto, partially offset by unfavorable development within general liability.

Sales and General Expenses
The reported expense ratio for the current quarter benefited from scale, partially offset by investments in new businesses and information technology. In recent years, the diversification of the General Insurance business has resulted in shifts in the lines of coverage mix toward lines with lower current period loss ratios and higher expense ratios. Higher personnel and information technology costs in 2023 also contributed to the higher expense ratios.

Title Insurance

Summary Operating Results

	Quarters Ended March 31,
	2024	2023	% Change
Net premiums and fees earned	$545.4	$583.2	(6.5)%
Loss and loss adjustment expenses	12.1	15.3	(21.2)
Sales and general expenses	546.9	564.2	(3.1)
Segment pretax operating income	$2.3	$17.4	(86.4)%

Loss ratio:
Current year	3.4%	3.7%
Prior years	(1.2)	(1.1)
Total	2.2	2.6
Expense ratio	100.3	96.7
Combined ratio	102.5%	99.3%

Premiums & Fees
The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

	Premium and Fee Production by Source
	Quarters Ended
	March 31,		Years Ended December 31,
	2024	2023	2023	2022	2021
Direct Operations	23.0%	19.8%	21.0%	19.5%	22.0%
Independent Title Agents	77.0%	80.2%	79.0%	80.5%	78.0%

Title Insurance net premiums and fees earned decreased by 6.5% for the first quarter 2024. Agency produced revenues, which are reported on a lag relative to directly produced revenues, declined due to a continued drop in mortgage originations attributable to higher mortgage interest rates. Conversely, directly produced revenues increased slightly in the current quarter. Commercial premiums represent approximately 21% of net premiums earned compared to 25% in the prior year quarter. Title Insurance net premiums and fees earned declined by 33.2% in 2023 as both directly produced and agency produced revenues declined.

Loss and Loss Adjustment Expenses
Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The reported loss ratio for Title Insurance in the first quarter 2024 decreased reflecting consistent levels of favorable prior year reserve development and a decline in the current year loss ratio driven primarily by changes in the business mix with higher levels of fees earned.

Sales and General Expenses
The 2023 expense ratio was impacted by the recovery of a $17.2 state sales tax assessment, which reduced the first quarter 2023 expense ratio by 3.0 points. Excluding the impact of the state sales tax assessment, the expense ratio for the first quarter 2024 increased slightly and remains elevated due to the impact of fixed costs decreasing at a slower pace than the drop in revenues.

FINANCIAL POSITION

The Company's financial position at March 31, 2024 reflects increases in assets and liabilities of 2.1% and 2.9%, respectively, and a decrease in shareholders' equity of 0.2% when compared to the immediately preceding year-end. Cash, investments, and accrued investment income represent 61.3% and 61.1% of consolidated assets as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, cash, investments, and accrued investment income increased by 2.5% to $16,589.5.

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both March 31, 2024 and December 31, 2023, nearly all of the Company's investments consisted of marketable securities. The investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments with unfunded counter-party risk attributes. At March 31, 2024, the Company had no fixed income investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a):

	March 31,	December 31,
	2024	2023
Aaa	16.9%	18.8%
Aa	9.7	9.5
A	37.3	35.9
Baa	35.0	34.7
Total investment grade	98.9	98.9
Non-investment grade or non-rated issuers	1.1	1.1
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates, and Municipal issuers.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Fixed Income Securities

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Consumer, Cyclical	$37.3	$—	$0.5	$36.9
Basic Materials	25.2	0.1	0.9	24.3
Energy	22.5	—	0.3	22.2
Industrial	19.2	—	1.1	18.1
Other (includes three industry groups)	33.7	0.4	0.3	33.8
Total	$138.1	$0.7	$3.3	$135.5

Investment Grade Fixed Income Securities by Industry Concentration:
Governments	$2,398.9	$1.5	$81.3	$2,319.1
Utilities	2,123.3	13.4	58.4	2,078.3
Consumer, Non-cyclical	1,984.9	15.4	38.3	1,961.9
Industrial	1,556.1	14.8	29.8	1,541.1
Financial	1,525.1	13.6	28.9	1,509.9
Consumer, Cyclical	1,020.1	9.2	14.8	1,014.5
Energy	724.2	4.8	16.5	712.4
Other (includes five industry groups)	1,139.9	10.4	21.4	1,128.9
Total	$12,472.7	$83.5	$289.7	$12,266.4

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Equity Securities

March 31, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities by Industry Concentration:
Consumer, Non-cyclical	$380.5	$253.7	$4.1	$630.1
Utilities	355.2	99.7	12.7	442.2
Industrial	259.4	360.6	—	620.0
Energy	137.7	117.1	—	254.9
Financial	73.8	78.3	0.2	151.9
Consumer, Cyclical	68.6	106.0	—	174.6
Other (includes five industry groups)	138.6	137.1	—	275.7
Total	$1,414.0	$1,152.7	$17.1	$2,549.6

The Company's equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
March 31, 2024	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$1,533.8	$15.3	$17.7	$0.1
Due after one year through five years	4,768.5	49.4	165.1	1.3
Due after five years through ten years	2,379.1	24.8	109.2	1.7
Due after ten years	35.8	—	1.0	—
Total	$8,717.4	$89.5	$293.1	$3.3

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
March 31, 2024	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Income Securities:
One to six months	$17.7	$—	$—	$17.7
Seven to twelve months	14.9	—	—	14.9
More than twelve months	258.4	2.0	—	260.4
Total	$291.0	$2.0	$—	$293.1

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Age Distribution of Fixed Income Securities

	March 31,	December 31,
	2024	2023
Maturity Ranges:
Due in one year or less	13.0%	13.1%
Due after one year through five years	48.9	49.9
Due after five years through ten years	37.4	36.3
Due after ten years through fifteen years	0.6	0.6
Due after fifteen years	0.1	0.1
Total	100.0%	100.0%

Average Maturity in Years	4.3	4.3
Duration	3.7	3.7

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.7 as of March 31, 2024 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the fixed income investment portfolio of approximately 3.7%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent holding company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2023 statutory balances, the Company can receive up to $854.5 in ordinary dividends from its subsidiaries in 2024 without the prior approval of regulatory authorities, of which $155.3 has been received through March 31, 2024. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated cash dividend payments to shareholders, operating expenses, and the near-term capital needs of its operating company subsidiaries.

Old Republic's total capitalization of $8,388.6 at March 31, 2024 consisted of debt of $1,987.6 and common shareholders' equity of $6,400.9. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), dividend payments to shareholders, and share repurchases for the period then ended. At March 31, 2024, the Company's consolidated debt to equity ratio was 31.1%. This ratio is temporarily elevated due to the issuance of $400.0 of senior notes, the proceeds of which will be used to retire the senior notes maturing in October 2024.

Old Republic has paid a cash dividend without interruption since 1942 (83 years), and it has raised the annual cash dividend payout for each of the past 43 years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis each year. In establishing each year's cash dividend rate, the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual earnings for the five to ten most recent calendar years, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries.

During the quarter, the Company returned total capital to shareholders of approximately $264, comprised of $72 in dividends, and $193 of share repurchases (6.6 million shares at an average price of $29.12 per share). Following the close of the quarter and through May 2, 2024, the Company repurchased $162 of additional shares (5.3 million shares at an average price of $30.34 per share), leaving approximately $827 remaining under the most recent authorization approved by the Company's Board of Directors in March 2024.

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

Reinsurance Programs

In order to maintain premium production within its capacity and limit maximum losses for which it might become liable under its policies, Old Republic, as is common practice in the insurance industry, may cede a portion or all of its premiums and related liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2023 Annual Report on Form 10-K.

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

Old Republic believes that its most critical accounting estimate relates to the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting this estimate are summarized in the Company's 2023 Annual Report on Form 10-K.

OTHER INFORMATION

Reference is here made to "Segment Information" appearing elsewhere herein.

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

General Insurance, Title Insurance, and Corporate & Other maintain customer information and rely upon technology platforms to conduct their business. As a result, each of them and the Company are exposed to cyber risk. Many of the Company's operating subsidiaries maintain separate IT systems which are deemed to reduce enterprise-wide risks of potential cybersecurity incidents. However, given the potential magnitude of a significant breach, the Company continually evaluates on an enterprise-wide basis its IT hardware, security infrastructure and business practices to respond to these risks and to detect and remediate in a timely manner significant cybersecurity incidents or business process interruptions. Refer to Part I, Item 1C - Cybersecurity of the Company's 2023 Form 10-K Annual Report filing to the Securities and Exchange Commission, which is specifically incorporated herein by reference.

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2023 Form 10-K.

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

OLD REPUBLIC INTERNATIONAL CORPORATION

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments as a result of changes in interest rates, equity prices, foreign exchange rates, and commodity prices. Old Republic's primary market risks consist of interest rate risk associated with investments in fixed income and equity price risk associated with investments in equity securities. The Company has no material foreign exchange or commodity risk.

Old Republic's market risk exposures at March 31, 2024 have not materially changed from those identified in the Company's 2023 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2024, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OLD REPUBLIC INTERNATIONAL CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The information contained in Note 10 "Commitments and Contingent Liabilities" of the Notes to Consolidated Financial Statements filed as Part 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2023 Annual report on Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans ($ in Millions)
January 1 - January 31, 2024	234,397	$28.05	234,397	$76.7
February 1 - February 29, 2024	2,701,428	$28.05	2,701,428	0.2
March 1 - March 31, 2024	3,742,043	$29.46	3,742,043	988.6
Total	6,677,868	$28.84	6,677,868	$988.6

(1) On May 12, 2023, the Company announced a share repurchase program authorizing the repurchase of up to $450 in shares of the Company's common stock. During the first quarter 2024, the Company repurchased 2.9 million shares for $82.3 (average price of $28.05), completing its repurchase program under this authorization. On March 1, 2024, the Company announced a new share repurchase program authorizing the repurchase of up to $1.1 billion in shares of the Company's common stock. During the first quarter 2024, the Company repurchased an additional 3.7 million shares for $110.2 (average price of $29.46) under this authorization, for a total of 6.6 million shares repurchased in the quarter. Following the close of the quarter and through May 2, 2024, the Company repurchased 5.3 million additional shares for $160.1 (average price of $30.04).

Item 5 - Other Information

During the quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

Item 6 - Exhibits

(a) Exhibits

4.1	*
Eight Supplemental Indenture dated as of March 28, 2024, between the Company and Wilmington Trust Company, as trustee (including the form of Notes). (Exhibit 4.1 to Registrant's Form 8-K filed March 28, 2024).

10.1	*	**	Form of Restricted Stock Unit Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.1 to Registrant's Form 8-K filed March 8, 2024).

10.2	*	**	Form of Performance-Based Stock Unit Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.2 to Registrant's Form 8-K filed March 8, 2024).

10.3	*	**	Form of Stock Option Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.3 to Registrant's Form 8-K filed March 8, 2024).

31.1			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

31.2			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

32.1			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

32.2			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

101.INS			XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH			XBRL Taxonomy Extension Schema

101.CAL			XBRL Taxonomy Extension Calculation Linkbase

101.DEF			XBRL Taxonomy Extension Definition Linkbase

101.LAB			XBRL Taxonomy Extension Label Linkbase

101.PRE			XBRL Taxonomy Extension Presentation Linkbase

		*	Exhibit incorporated herein by reference.
		**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Republic International Corporation
(Registrant)
Date:	May 3, 2024

/s/ Frank J. Sodaro

Frank J. Sodaro Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.			Description

4.1	*
Eight Supplemental Indenture dated as of March 28, 2024, between the Company and Wilmington Trust Company, as trustee (including the form of Notes). (Exhibit 4.1 to Registrant's Form 8-K filed March 28, 2024).

10.1	*	**	Form of Restricted Stock Unit Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.1 to Registrant's Form 8-K filed March 8, 2024).

10.2	*	**	Form of Performance-Based Stock Unit Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.2 to Registrant's Form 8-K filed March 8, 2024).

10.3	*	**	Form of Stock Option Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.3 to Registrant's Form 8-K filed March 8, 2024).

31.1			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

31.2			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

32.1			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

32.2			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

101.INS			XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH			XBRL Taxonomy Extension Schema

101.CAL			XBRL Taxonomy Extension Calculation Linkbase

101.DEF			XBRL Taxonomy Extension Definition Linkbase

101.LAB			XBRL Taxonomy Extension Label Linkbase

101.PRE			XBRL Taxonomy Extension Presentation Linkbase

		*	Exhibit incorporated herein by reference.
		**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.