Form 10-Q
period 2024-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2024-08-02
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	June 30, 2024
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at June 30, 2024 was 258,493,941.

There are 41 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2024

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

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
		(Unaudited)
		June 30,	December 31,
		2024	2023
Assets
Investments:
Fixed income securities (at fair value) (amortized cost: $12,118.0 and $12,263.0)		$11,921.1	$12,139.9
Short-term investments (at fair value which approximates cost)		1,605.1	1,032.6
Equity securities (at fair value) (cost: $1,413.3 and $1,511.9)		2,462.6	2,660.8
Other investments		34.1	34.3
Total investments		16,023.0	15,867.7
Cash		169.2	202.8
Accrued investment income		128.5	117.0
Accounts and notes receivable		2,626.0	2,201.4
Federal income tax recoverable: Current		35.4	21.8
Reinsurance balances and funds held		517.2	544.7
Reinsurance recoverable: Paid loss and loss adjustment expenses		201.5	175.4
Loss and loss adjustment expense reserves		5,256.7	4,977.7
Unearned premium and policy reserves		1,126.5	798.2
Deferred policy acquisition costs		456.5	417.8
Assets held-for-sale		—	194.8
Other assets		984.2	981.5
Total assets		$27,525.2	$26,501.4
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves		$12,957.6	$12,538.2
Unearned premiums		3,553.6	3,042.7
Other policyholders' benefits and funds held		156.9	150.3
Total policy liabilities		16,668.3	15,731.4
Commissions, expenses, fees, and taxes		457.2	533.8
Reinsurance balances and funds held		1,670.0	1,380.9
Federal income tax: Deferred		88.3	105.6
Debt		1,987.9	1,591.2
Liabilities held-for-sale		—	56.8
Other liabilities		626.6	690.6
Total liabilities		21,498.6	20,090.7
Preferred Stock	($0.01 par value; 75,000,000 shares authorized; none issued)	—	—
Common Shareholders' Equity:
Common stock ($1.00 par value; 500,000,000 shares authorized; 258,493,941 and 278,392,263 shares issued)(Class B - $1.00 par value; 100,000,000 shares authorized; none issued)		258.4	278.3
Additional paid-in capital		105.1	678.7
Retained earnings		5,912.3	5,644.3
Accumulated other comprehensive loss		(196.6)	(132.4)
Unallocated 401(k) plan shares (at cost)		(52.6)	(58.2)
Total common shareholders' equity		6,026.6	6,410.7
Total liabilities, preferred stock, and common shareholders' equity		$27,525.2	$26,501.4

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Net premiums earned	$1,725.9	$1,577.4	$3,300.5	$3,073.7
Title, escrow, and other fees	71.5	71.2	139.5	130.2
Total premiums and fees	1,797.4	1,648.7	3,440.1	3,203.9
Net investment income	167.4	139.4	331.6	277.2
Other income	47.3	40.6	89.2	80.1
Total operating revenues	2,012.2	1,828.8	3,861.0	3,561.3
Net investment gains (losses):
Realized from actual transactions and impairments	(54.1)	2.1	126.2	30.3
Unrealized from changes in fair value of
equity securities	(86.3)	(32.6)	(99.6)	(34.6)
Total net investment gains (losses)	(140.5)	(30.4)	26.6	(4.2)
Total revenues	1,871.7	1,798.3	3,887.6	3,557.0

Expenses:
Loss and loss adjustment expenses	731.5	612.8	1,426.1	1,213.1
Dividends to policyholders	10.0	4.9	12.8	8.6
Underwriting, acquisition, and other expenses	994.5	962.9	1,897.8	1,851.5
Interest and other charges	22.2	20.7	38.7	37.6
Total expenses	1,758.3	1,601.4	3,375.5	3,110.9
Income before income taxes	113.3	196.9	512.1	446.1

Income Taxes (Credits):
Current	29.3	47.3	105.3	98.5
Deferred	(7.8)	(5.9)	(1.9)	(7.8)
Total	21.4	41.3	103.4	90.6

Net Income	$91.8	$155.5	$408.6	$355.4

Net Income Per Share:
Basic	$0.35	$0.55	$1.53	$1.23
Diluted	$0.35	$0.54	$1.51	$1.22

Average shares outstanding: Basic	260,796,757	285,426,801	266,341,589	288,744,341
Diluted	265,549,655	287,882,787	270,538,608	291,046,294

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income As Reported	$91.8	$155.5	$408.6	$355.4

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized gains (losses) before reclassifications	64.8	(156.5)	(5.4)	17.2
Amounts reclassified as realized investment (gains)
losses in the statements of income	(52.6)	34.7	(67.9)	37.8
Pretax unrealized gains (losses) on investments	12.1	(121.8)	(73.4)	55.0
Deferred income taxes (credits)	2.6	(25.4)	(15.3)	11.8
Net unrealized gains (losses) on investments	9.5	(96.3)	(58.0)	43.1
Foreign currency translation adjustment and other	(0.7)	5.3	(6.1)	5.7
Total other comprehensive income (loss)	8.8	(90.9)	(64.2)	48.9
Comprehensive Income	$100.6	$64.5	$344.4	$404.3

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$271.8	$292.7	$278.3	$296.9
Dividend reinvestment plan	—	—	—	—
Stock-based compensation	—	0.6	0.1	1.7
Treasury stock restored to unissued status	(13.4)	(8.7)	(20.0)	(14.0)
Balance, end of period	$258.4	$284.6	$258.4	$284.6

Additional Paid-in Capital:
Balance, beginning of period	$500.7	$1,033.5	$678.7	$1,141.8
Dividend reinvestment plan	0.3	0.3	0.6	0.6
Stock-based compensation	3.3	8.5	11.3	27.4
401(k) plan shares released	1.8	0.9	3.3	1.9
Treasury stock restored to unissued status	(401.0)	(211.4)	(588.8)	(339.9)
Balance, end of period	$105.1	$831.8	$105.1	$831.8

Retained Earnings:
Balance, beginning of period	$5,889.3	$5,450.3	$5,644.3	$5,321.8
Net income	91.8	155.5	408.6	355.4
Dividends on common shares	(68.9)	(69.7)	(140.7)	(141.1)
Balance, end of period	$5,912.3	$5,536.1	$5,912.3	$5,536.1

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$(205.4)	$(377.9)	$(132.4)	$(517.8)
Net unrealized gains (losses) on securities, net of tax	9.5	(96.3)	(58.0)	43.1
Foreign currency translation adjustment and other	(0.7)	5.3	(6.2)	5.6
Balance, end of period	$(196.6)	$(468.9)	$(196.6)	$(468.9)

Unallocated 401(k) Plan Shares:
Balance, beginning of period	$(55.5)	$(66.7)	$(58.2)	$(69.5)
401(k) plan shares released	2.8	2.8	5.5	5.6
Balance, end of period	$(52.6)	$(63.9)	$(52.6)	$(63.9)

Treasury Stock:
Balance, beginning of period	$—	$—	$—	$—
Common stock repurchases	(414.4)	(220.2)	(608.9)	(354.0)
Restored to unissued status	414.4	220.2	608.9	354.0
Balance, end of period	$—	$—	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$408.6	$355.4
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(38.7)	(24.9)
Accounts and notes receivable	(424.5)	(406.8)
Loss and loss adjustment expense reserves	135.1	25.0
Unearned premiums and other policyholders' liabilities	190.0	96.7
Federal income taxes	(12.9)	(14.6)
Reinsurance balances and funds held	290.3	230.8
Realized investment gains from actual transactions and impairments	(126.2)	(30.3)
Unrealized investment losses from changes in fair value
of equity securities	99.6	34.6
Other - net	(124.3)	(18.6)
Total	396.9	247.2

Cash flows from investing activities:
Maturities and calls of fixed income securities	750.1	608.7
Sales of:
Fixed income securities	1,103.5	381.2
Equity securities	298.3	186.8
Other investments	2.8	5.8
Purchases of:
Fixed income securities	(1,729.7)	(879.0)
Equity securities	—	(11.8)
Other investments	(43.5)	(50.2)
Proceeds from sale of subsidiaries	136.6	—
Net (increase) decrease in short-term investments	(589.7)	7.8
Other - net	(1.2)	0.3
Total	(72.8)	249.8

Cash flows from financing activities:
Issuance of debentures and notes	395.9	—
Issuance of common shares	1.3	20.8
Redemption of debentures and notes	—	(5.3)
Dividends on common shares	(140.6)	(141.0)
Repurchase of common stock	(602.9)	(354.0)
Other - net	(8.0)	(2.2)
Total	(354.3)	(481.8)

Increase (decrease) in cash including balances classified as
held-for-sale:	(30.2)	15.2
Increase (decrease) in cash balances classified as held-for-sale (a)	(3.3)	—
Cash, beginning of period	202.8	81.0
Cash, end of period	$169.2	$96.3

Supplemental cash flow information:
Cash paid during the period for: Interest	$32.9	$33.1
Income taxes	$115.9	$108.1
_________

(a)    The sale of the RFIG Run-off mortgage insurance business closed effective May 31, 2024. See Note 2 in the Notes to Consolidated Financial Statements for further discussion.
See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

Old Republic International Corporation is a Chicago-based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into two segments: General Insurance (property and liability insurance) and Title Insurance. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. The results of the Republic Financial Indemnity Group (RFIG) Run-off business, previously a reportable segment, are deemed immaterial and are reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with a small life and accident insurance business. Prior period amounts have been reclassified to reflect the change in reportable segments. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

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

Accounting Standards Pending Adoption – In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance expands the breadth and frequency of segment disclosures, including additional disclosures about significant segment expenses. Among other requirements, the guidance:

•Introduces a new requirement to disclose certain significant segment expenses regularly provided to the chief operating decision maker (CODM),
•Extends certain annual disclosures to interim periods,
•Permits more than one measure of segment profit or loss to be reported under certain conditions, and
•Requires disclosure of the title and position of the CODM.

The ASU does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The requirements are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company continues to evaluate the requirements of this guidance for inclusion in its 2024 Annual Report on Form 10-K.

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

The requirements are effective for fiscal years beginning after December 15, 2024. The Company continues to evaluate the requirements of this guidance.

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

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At June 30, 2024, the Company and its subsidiaries did not have significant amounts of non-income producing securities.

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

Employee Benefit Plans - The Company has a closed pension plan (the Plan) for certain employees under which benefits were frozen as of December 31, 2013. The funded status of the Plan is recognized as a net pension asset or liability, as applicable, with offsetting entries reflected as a component of shareholders' equity in accumulated other comprehensive income, net of deferred taxes. The Company also provides short- and long-term incentive awards to certain employees.

Note 2 - Disposition of RMIC Companies, Inc. (RMICC)

On November 11, 2023, a definitive agreement was reached to sell RMIC Companies, Inc. and its wholly-owned mortgage insurance subsidiaries (collectively, "RMICC") to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd. The sale closed effective May 31, 2024 with cash proceeds totaling $136.6.

As of December 31, 2023, the Company reported the assets and liabilities of RMICC as held-for-sale in the consolidated balance sheet with results reported in continuing operations in the consolidated statement of income, and for segment reporting purposes, within Corporate & Other. The Company determined that the transaction did not meet the criteria to be classified as a discontinued operation as it did not represent a strategic shift that had a major effect on the Company's operations and financial results. As a result of the sale, the Company realized a total loss of $51.0, of which $2.4 and $5.4 were recorded in net investment gains (losses) during the second quarter and first six months of 2024, respectively. The incremental losses realized in 2024 were to offset RMICC's operating income given that the sale proceeds were based on their December 31, 2023 closing balance sheet.

The table below reflects the assets and liabilities transferred with the sale described above:

(Unaudited)
May 31,
2024
Assets:
Investments:
Fixed income securities (at fair value)	$16.8
Short-term investments (at fair value which approximates cost)	205.5
Total investments	222.4
Cash	4.1
Accrued investment income	0.1
Accounts and notes receivable	0.5
Federal income tax recoverable: Deferred	0.2
Other assets	0.8
Total assets	$228.3

Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves	$49.6
Unearned premiums	—
Total policy liabilities	49.7
Commissions, expenses, fees, and taxes	0.1
Federal income tax payable: Current	0.3
Other liabilities	0.3
Total liabilities	$50.5

Note 3 - Investments

The amortized cost and fair values by type and contractual maturity of fixed income securities are shown in the following tables. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities by Type:
June 30, 2024:
Government & Agency	$1,861.6	$1.6	$68.8	$1,794.3
Municipal	684.6	—	9.9	674.6
Corporate	9,571.8	56.5	176.3	9,452.0
	$12,118.0	$58.2	$255.1	$11,921.1

December 31, 2023:
Government & Agency	$1,920.3	$3.2	$64.6	$1,858.9
Municipal	774.5	0.2	7.1	767.6
Corporate	9,568.1	135.5	190.3	9,513.3
	$12,263.0	$139.0	$262.0	$12,139.9

	Amortized Cost	Fair Value
Fixed Income Securities Stratified by Contractual Maturity at June 30, 2024:
Due in one year or less	$1,680.0	$1,663.4
Due after one year through five years	5,821.8	5,687.9
Due after five years through ten years	4,583.0	4,537.1
Due after ten years	33.1	32.5
	$12,118.0	$11,921.1

The following table reflects the Company's gross unrealized losses and fair value of fixed income securities, aggregated by category and length of time that individual securities have been in an unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024:
Fixed Income Securities:
Government & Agency	$554.9	$8.4	$1,101.2	$60.4	$1,656.2	$68.8
Municipal	36.9	0.4	625.2	9.5	662.2	9.9
Corporate	2,499.7	26.3	3,778.2	149.9	6,277.9	176.3
	$3,091.6	$35.2	$5,504.7	$219.9	$8,596.4	$255.1

December 31, 2023:
Fixed Income Securities:
Government & Agency	$461.0	$2.7	$1,179.3	$61.8	$1,640.4	$64.6
Municipal	173.1	0.8	554.7	6.2	727.9	7.1
Corporate	853.3	8.2	4,270.9	182.0	5,124.3	190.3
	$1,487.6	$11.8	$6,005.1	$250.2	$7,492.7	$262.0

In the above tables the unrealized losses on fixed income securities are deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. No investment impairment losses were recorded in the second quarter or the six months ended June 30, 2024. Net realized investment gains (losses) in the second quarter and six months ended June 30, 2023 included impairment charges of $4.5 primarily related to the Company's intent to sell and subsequent disposal of fixed income securities to facilitate certain structural changes to a deferred compensation plan. The Company's allowance for credit losses was $1.6 as of both June 30, 2024 and December 31, 2023.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024	$1,413.3	$1,074.2	$24.9	$2,462.6
December 31, 2023	$1,511.9	$1,164.7	$15.7	$2,660.8

For the quarter, changes in the fair value of equity securities still held at June 30, 2024 and 2023 were $(85.5) and $10.0, respectively. For the first six months, changes in the fair value of equity securities still held at June 30, 2024 and 2023 were $97.2 and $24.0, respectively.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of June 30, 2024 and December 31, 2023.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of June 30, 2024:	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government & Agency	$1,396.6	$397.7	$—	$1,794.3
Municipal	—	674.6	—	674.6
Corporate	—	9,432.4	19.5	9,452.0
Short-term investments	1,605.1	—	—	1,605.1
Equity securities	$2,455.6	$—	$7.0	$2,462.6

As of December 31, 2023:
Fixed income securities:
Government & Agency	$1,379.8	$479.1	$—	$1,858.9
Municipal	—	767.6	—	767.6
Corporate	—	9,493.7	19.5	9,513.3
Short-term investments	1,032.6	—	—	1,032.6
Equity securities	$2,653.8	$—	$7.0	$2,660.8

There were no transfers between Levels 1, 2 or 3 during the quarter or six months ended June 30, 2024.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net investment income:
Fixed income securities	$128.3	$105.9	$254.7	$209.7
Equity securities	19.2	23.7	40.0	49.2
Short-term investments	19.6	10.9	36.8	20.8
Other investments (a)	7.8	2.9	14.9	4.9
Gross investment income	175.1	143.5	346.6	284.8
Investment expenses (a)	7.6	4.0	14.9	7.5
Net investment income	$167.4	$139.4	$331.6	$277.2

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$1.3	$0.3	$1.9	$1.0
Losses	(53.9)	(29.7)	(69.9)	(33.4)
Net	(52.5)	(29.3)	(67.9)	(32.4)
Equity securities:
Gains	0.9	40.8	199.7	79.1
Losses	—	(3.9)	—	(10.9)
Net	0.9	36.8	199.7	68.1
Other investments, net	—	0.8	—	0.8
Total realized from actual transactions	(51.7)	8.3	131.7	36.6
From impairments (b)	(2.4)	(6.2)	(5.4)	(6.2)
From unrealized changes in fair value of equity securities	(86.3)	(32.6)	(99.6)	(34.6)
Total realized and unrealized investment gains (losses)	(140.5)	(30.4)	26.6	(4.2)
Current and deferred income taxes	(29.9)	(6.4)	5.2	(0.8)
Net of tax realized and unrealized investment gains (losses)	$(110.6)	$(24.0)	$21.4	$(3.3)

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed income securities	$11.8	$(125.7)	$(73.8)	$49.9
Less: Deferred income taxes (credits)	2.5	(26.3)	(15.4)	10.7
	9.2	(99.4)	(58.4)	39.2

Other investments	0.3	3.9	0.4	5.0
Less: Deferred income taxes	—	0.8	—	1.0
	0.2	3.1	0.3	3.9
Net changes in unrealized investment gains (losses),
net of tax	$9.5	$(96.3)	$(58.0)	$43.1
_________

(a) Includes interest on funds held.
(b) Includes additional loss on sale of RMICC as described in Note 2.

Note 4 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	Six Months Ended
	June 30,
	2024	2023
Gross reserves at beginning of period	$12,538.2	$12,221.5
Less: Reinsurance losses recoverable	4,977.7	4,699.5
Net reserves at beginning of period:
General Insurance	6,955.2	6,824.8
Title Insurance	598.5	612.8
Other	6.6	84.2
Subtotal	7,560.4	7,521.9
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
General Insurance	1,453.9	1,301.6
Title Insurance	41.7	46.3
Other	3.5	10.6
Subtotal	1,499.1	1,358.7
Change in provision for insured events of prior years:
General Insurance	(55.8)	(113.4)
Title Insurance	(14.2)	(14.6)
Other	(0.8)	(16.6)
Subtotal	(71.0)	(144.7)
Total incurred loss and loss adjustment expenses	1,428.1	1,213.9
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
General Insurance	363.4	328.5
Title Insurance	2.2	3.1
Other	1.0	2.5
Subtotal	366.6	334.2
Loss and loss adjustment expenses attributable to
insured events of prior years:
General Insurance	889.5	817.4
Title Insurance	29.5	29.6
Other	1.8	7.5
Subtotal	921.0	854.6
Total payments	1,287.6	1,188.8
Net reserves at end of period:
General Insurance	7,100.3	6,867.1
Title Insurance	594.1	611.7
Other	6.4	68.1
Subtotal	7,700.8	7,546.9
Reinsurance losses recoverable	5,256.7	4,857.5
Gross reserves at end of period (a)	$12,957.6	$12,404.5
_________

(a)     RFIG Run-off reserves were classified as held-for-sale as of December 31, 2023 in the consolidated balance sheet. As such, loss reserve activity for this business, which was immaterial for the six months ended June 30, 2024, is excluded from the 2024 column of the table above. See Note 2 for further discussion.

The changes from the prior periods reflect expected lower levels of favorable prior year loss reserve development. The favorable development experienced by General Insurance during the first six months of 2024 came predominantly from workers' compensation (accident years 2015-2019) and to a much lesser extent, commercial auto. The significant amount of favorable development was partially offset by a much lower amount of unfavorable development within general liability, half of which originated from accident years prior to 2014. Favorable development experienced by Title Insurance occurred largely within the 2019-2021 years.

Note 5 - Income Taxes

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. The Company classifies interest and penalties, if any, as income tax expense in the consolidated statements of income. The Company is not currently under audit by the Internal Revenue Service (IRS), and 2020 and subsequent tax years remain open.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income	$91.8	$155.5	$408.6	$355.4
Denominator:
Basic weighted-average shares (a)	260,796,757	285,426,801	266,341,589	288,744,341
Effect of dilutive securities - stock-based
compensation awards	4,752,898	2,455,986	4,197,019	2,301,953
Diluted adjusted weighted-average shares (a)	265,549,655	287,882,787	270,538,608	291,046,294
Earnings per share: Basic	$0.35	$0.55	$1.53	$1.23
Diluted	$0.35	$0.54	$1.51	$1.22

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock-based compensation awards	—	5,559,885	1,317,779	5,559,885
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

The Company's credit allowance was comprised of $19.0 and $17.5 related to reinsurance recoverables as of June 30, 2024 and December 31, 2023, respectively, and $28.3 and $26.1 related to accounts and notes receivable as of June 30, 2024 and December 31, 2023, respectively.

The Company's evaluation of credit losses on available for sale securities is discussed further in Note 3. The Company is not exposed to material concentrations of credit risks as to any one issuer of investment securities.

Note 8 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes:
4.875% issued in 2014 and due 2024	$399.8	$399.0	$399.5	$397.0
3.875% issued in 2016 and due 2026	548.7	531.8	548.5	530.4
5.750% issued in 2024 and due 2034	396.0	398.0	—	—
3.850% issued in 2021 and due 2051	643.2	461.7	643.1	472.7
Total debt	$1,987.9	$1,790.7	$1,591.2	$1,400.3

On March 31, 2024, the Company completed a public offering of $400.0 aggregate principal amount of Senior Notes. The notes bear interest at a rate of 5.750% per year and mature on March 28, 2034. This issuance was completed in anticipation of the $400.0 of 4.875% senior notes maturing in October of this year.

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

Total share repurchases, inclusive of taxes and fees, under these programs for the second quarter and first six months of 2024 was 13.4 million shares for $414.4 (average price of $30.92) and 20.0 million shares for $608.9 (average price of $30.32), respectively. Following the close of the quarter and through August 1, 2024, the Company repurchased 3.0 million additional shares for $95.0 (average price of $31.37) leaving $479.1 remaining under the current authorization.

Note 10 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At June 30, 2024, the Company had no material non-claim litigation exposures in its consolidated business.

Note 11 - Segment Information

The Company is engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into two segments: General Insurance (property and liability insurance) and Title Insurance. The results of the RFIG Run-off business, previously a reportable segment, are deemed immaterial and reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with the results of a small life and accident insurance business. Prior period amounts have been reclassified to reflect the change in reportable segments.

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

The contributions of Old Republic's reportable segments to consolidated totals are shown in the following table.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
General Insurance:
Net premiums earned	$1,129.6	$992.8	$2,221.3	$1,958.0
Net investment income and other income	179.9	151.8	352.8	299.9
Total revenues excluding investment gains	$1,309.6	$1,144.7	$2,574.1	$2,257.9
Segment pretax operating income (a)	$202.5	$184.2	$422.9	$377.5

Title Insurance:
Net premiums earned	$591.9	$578.4	$1,069.3	$1,102.7
Title, escrow, and other fees	71.5	71.2	139.5	130.2
Subtotal	663.4	649.6	1,208.8	1,232.9
Net investment income and other income	15.8	14.4	31.6	28.3
Total revenues excluding investment gains	$679.2	$664.0	$1,240.5	$1,261.2
Segment pretax operating income	$46.0	$34.7	$48.4	$52.1

Consolidated Revenues:
Total revenues of reportable segments	$1,988.8	$1,808.8	$3,814.7	$3,519.1
Corporate & Other (b)	54.8	58.0	107.4	117.0
Consolidated investment gains (losses):
Realized from actual transactions and impairments	(54.1)	2.1	126.2	30.3
Unrealized from changes in fair value of equity securities	(86.3)	(32.6)	(99.6)	(34.6)
Total realized and unrealized investment gains (losses)	(140.5)	(30.4)	26.6	(4.2)
Consolidation elimination adjustments	(31.4)	(37.9)	(61.1)	(74.8)
Consolidated revenues	$1,871.7	$1,798.3	$3,887.6	$3,557.0

Consolidated Pretax Income:
Total segment pretax operating income of
reportable segments	$248.6	$219.0	$471.4	$429.7
Corporate & Other (b)	5.2	8.3	14.0	20.6
Consolidated investment gains (losses):
Realized from actual transactions and impairments	(54.1)	2.1	126.2	30.3
Unrealized from changes in fair value of equity securities	(86.3)	(32.6)	(99.6)	(34.6)
Total realized and unrealized investment gains (losses)	(140.5)	(30.4)	26.6	(4.2)
Consolidated income before income taxes	$113.3	$196.9	$512.1	$446.1

	June 30,	December 31,
	2024	2023
Consolidated Assets:
General Insurance	$23,732.2	$22,710.5
Title Insurance	1,904.7	1,948.2
Total assets of reportable segments	25,636.9	24,658.8
Corporate & Other (b)	2,022.8	2,145.8
Consolidation elimination adjustments	(134.5)	(303.2)
Consolidated assets	$27,525.2	$26,501.4

(a) Segment pretax operating income is reported net of interest charges on intercompany financing arrangements between Old Republic's holding company parent and General Insurance of $15.6 and $32.3 compared to $19.8 and $39.1 for the quarters and six months ended June 30, 2024 and 2023, respectively. The reduction in interest charges for both periods is due to note repayment activity.
(b)    Includes amounts for a small life and accident insurance business, the RFIG Run-off business through the effective date of its sale of May 31, 2024, the parent holding company, and several internal corporate services subsidiaries.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2024 and 2023
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through a number of regulated insurance company subsidiaries organized into two segments: General Insurance (property and liability insurance) and Title Insurance. A small life and accident insurance business and Republic Financial Indemnity Group (RFIG) Run-off through the effective date of its sale of May 31, 2024 (see Note 2 in the Notes to Consolidated Financial Statements for further discussion), accounting for 0.4% of consolidated operating revenues for the six months ended June 30, 2024 and 0.5% of consolidated assets as of that date, are included within the Corporate & Other caption of this report.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Pretax income	$113.3	$196.9		$512.1	$446.1
Pretax investment gains (losses)	(140.5)	(30.4)		26.6	(4.2)
Pretax income excluding investment gains (losses)	$253.8	$227.3	11.6%	$485.4	$450.3	7.8%

Net income	$91.8	$155.5		$408.6	$355.4
Net of tax investment gains (losses)	(110.6)	(24.0)		21.4	(3.3)
Net income excluding investment gains (losses)	$202.4	$179.6	12.7%	$387.2	$358.8	7.9%

Combined ratio	93.5%	92.6%		93.8%	92.6%

PER DILUTED SHARE

	Quarters Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net income	$0.35	$0.54		$1.51	$1.22
Net of tax investment gains (losses)	(0.41)	(0.08)		0.08	(0.01)
Net income excluding investment gains (losses)	$0.76	$0.62	22.6%	$1.43	$1.23	16.3%

SHAREHOLDERS' EQUITY (BOOK VALUE)

				June 30,	Dec. 31,
				2024	2023	% Change
Total				$6,026.6	$6,410.7	(6.0)%
Per Common Share				$23.59	$23.31	1.2%

The Company reported pretax income, excluding investment gains (losses) (pretax operating income), of $253.8 for the quarter and $485.4 for the first six months. General Insurance pretax operating income rose 9.9% for the quarter and 12.0% for the first six months. Title Insurance pretax operating income increased 32.5% for the quarter, partially offsetting the first quarter decline.

Summary of results for the quarter:

•Net operating income per diluted share of $0.76, up 22.6% over last year.
•Consolidated net premiums and fees earned increased 9.0%, from growth in both the General and Title Insurance segments.
•Net investment income increased 20.1%, driven by higher investment yields.
•Consolidated combined ratio of 93.5%, up 0.9 points over last year, reflecting more normalized levels of favorable loss reserve development.
•Favorable loss reserve development of 2.2 points, compared to 4.6 points last year.
•Total capital returned to shareholders during the quarter of $479, including repurchases of $410.
•Book value per share of $23.59, up 3.5% since year-end 2023, inclusive of dividends.

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

FINANCIAL HIGHLIGHTS
	Quarters Ended June 30,			Six Months Ended June 30,
SUMMARY INCOME STATEMENTS:	2024	2023	% Change	2024	2023	% Change
Revenues:
Net premiums and fees earned	$1,797.4	$1,648.7	9.0%	$3,440.1	$3,203.9	7.4%
Net investment income	167.4	139.4	20.1	331.6	277.2	19.6
Other income	47.3	40.6	16.5	89.2	80.1	11.4
Total operating revenues	2,012.2	1,828.8	10.0	3,861.0	3,561.3	8.4
Investment gains (losses):
Realized from actual transactions and impairments	(54.1)	2.1		126.2	30.3
Unrealized from changes in fair value of equity securities	(86.3)	(32.6)		(99.6)	(34.6)
Total investment gains (losses)	(140.5)	(30.4)		26.6	(4.2)
Total revenues	1,871.7	1,798.3		3,887.6	3,557.0
Operating expenses:
Loss and loss adjustment expenses	741.5	617.8	20.0	1,439.0	1,221.7	17.8
Sales and general expenses	994.5	962.9	3.3	1,897.8	1,851.5	2.5
Interest and other expenses	22.2	20.7	7.5	38.7	37.6	2.9
Total operating expenses	1,758.3	1,601.4	9.8%	3,375.5	3,110.9	8.5%
Pretax income	113.3	196.9		512.1	446.1
Income taxes	21.4	41.3		103.4	90.6
Net income	$91.8	$155.5		$408.6	$355.4

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income excluding investment gains (losses)	$0.77	$0.63	22.2%	$1.45	$1.24	16.9%
Net investment gains (losses):
Realized investment gains (losses)	(0.16)	0.01		0.38	0.08
Unrealized from changes in fair value of equity securities	(0.26)	(0.09)		(0.30)	(0.09)
Basic net income	$0.35	$0.55		$1.53	$1.23

Diluted net income excluding investment gains (losses)	$0.76	$0.62	22.6%	$1.43	$1.23	16.3%
Net investment gains (losses):
Realized investment gains (losses)	(0.16)	0.01		0.37	0.08
Unrealized from changes in fair value of equity securities	(0.25)	(0.09)		(0.29)	(0.09)
Diluted net income	$0.35	$0.54		$1.51	$1.22

Cash dividends on common stock	$0.265	$0.245		$0.530	$0.490

The information presented in the following table highlights the most meaningful indicators of Old Republic's segmented and consolidated financial performance. The information underscores the performance of the Company's insurance underwriting subsidiaries, as well as the sound investment of their capital and underwriting cash flows.

The results of the Republic Financial Indemnity Group (RFIG) Run-off business, previously a reportable segment, are deemed immaterial, and are included within Corporate & Other through the date of its sale of May 31, 2024. Prior period amounts have been reclassified to reflect this change in reportable segments.

Sources of Consolidated Income
	Quarters Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net premiums and fees earned:
General Insurance	$1,129.6	$992.8	13.8%	$2,221.3	$1,958.0	13.4%
Title Insurance	663.4	649.6	2.1	1,208.8	1,232.9	(2.0)
Corporate & Other	4.3	6.2	(30.0)	9.9	13.0	(23.9)
Consolidated	$1,797.4	$1,648.7	9.0%	$3,440.1	$3,203.9	7.4%

Underwriting and related services income (loss):
General Insurance	$85.1	$97.0	(12.3)%	$190.9	$200.9	(5.0)%
Title Insurance	30.2	20.0	50.8	16.7	23.7	(29.6)
Corporate & Other	(6.6)	(8.4)	21.2	(15.1)	(13.9)	(8.3)
Consolidated	$108.6	$108.6	—%	$192.5	$210.7	(8.7)%

Consolidated combined ratio:
Loss ratio:
Current year	43.5%	42.1%		44.1%	42.6%
Prior years	(2.2)	(4.6)		(2.3)	(4.5)
Total	41.3	37.5		41.8	38.1
Expense ratio	52.2	55.1		52.0	54.5
Combined ratio	93.5%	92.6%		93.8%	92.6%

Net investment income:
General Insurance	$132.9	$111.4	19.3%	$264.0	$220.1	19.9%
Title Insurance	15.5	14.1	9.2	31.2	27.9	11.7
Corporate & Other	19.0	13.8	37.9	36.4	29.1	25.1
Consolidated	$167.4	$139.4	20.1%	$331.6	$277.2	19.6%

Interest and other expenses (income):
General Insurance	$15.4	$24.2		$31.9	$43.6
Title Insurance	(0.3)	(0.5)		(0.4)	(0.4)
Corporate & Other (a)	7.0	(3.0)		7.2	(5.5)
Consolidated	$22.2	$20.7	7.5%	$38.7	$37.6	2.9%

Pretax income excluding investment gains (losses):
General Insurance	$202.5	$184.2	9.9%	$422.9	$377.5	12.0%
Title Insurance	46.0	34.7	32.5	48.4	52.1	(7.2)
Corporate & Other	5.2	8.3	(37.0)	14.0	20.6	(32.0)
Consolidated	253.8	227.3	11.6%	485.4	450.3	7.8%
Income taxes	51.3	47.7		98.2	91.5
Net income excluding investment
gains (losses)	202.4	179.6	12.7%	387.2	358.8	7.9%
Consolidated pretax investment gains (losses):
Realized from actual transactions
and impairments	(54.1)	2.1		126.2	30.3
Unrealized from changes in
fair value of equity securities	(86.3)	(32.6)		(99.6)	(34.6)
Total	(140.5)	(30.4)		26.6	(4.2)
Income taxes (credits)	(29.9)	(6.4)		5.2	(0.8)
Net of tax investment gains (losses)	(110.6)	(24.0)		21.4	(3.3)
Net income	$91.8	$155.5		$408.6	$355.4

(a) Includes consolidation/elimination entries.

General Insurance Segment Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net premiums written	$1,247.2	$1,081.0	15.4%	$2,404.4	$2,095.1	14.8%
Net premiums earned	1,129.6	992.8	13.8	2,221.3	1,958.0	13.4
Net investment income	132.9	111.4	19.3	264.0	220.1	19.9
Other income	47.0	40.4	16.4	88.8	79.7	11.4
Operating revenues	1,309.6	1,144.7	14.4	2,574.1	2,257.9	14.0
Loss and loss adjustment expenses	726.5	604.5	20.2	1,410.8	1,196.9	17.9
Sales and general expenses	364.9	331.6	10.0	708.3	639.8	10.7
Interest and other expenses	15.4	24.2	(36.1)	31.9	43.6	(26.7)
Operating expenses	1,107.0	960.4	15.3	2,151.2	1,880.4	14.4
Segment pretax operating income	$202.5	$184.2	9.9%	$422.9	$377.5	12.0%

Loss ratio:
Current year	66.8%	66.9%		66.0%	66.9%
Prior years	(2.5)	(6.0)		(2.5)	(5.8)
Total	64.3	60.9		63.5	61.1
Expense ratio	28.1	29.3		27.9	28.6
Combined ratio	92.4%	90.2%		91.4%	89.7%

General Insurance net premiums earned increased 13.8% for the quarter, and 13.4% for the first six months, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from recently established insurance underwriting subsidiaries. Premium growth occurred across most lines of coverage, but was most pronounced within commercial auto, property, and general liability. There were notable declines in public D&O (included within financial indemnity) and home warranty, largely reflecting market conditions. While commercial auto, general liability, and property continued to achieve strong rate increases, rate declines continued in public D&O and workers' compensation.

The net investment income increase of nearly 20% for both periods was largely due to higher investment yields earned.

The loss ratios for General Insurance were within expectations in all periods presented. The changes from the prior periods reflect expected lower levels of favorable prior year loss reserve development. A significant amount of favorable development came from workers' compensation, partially offset by a much lower amount of unfavorable development within general liability, as reflected in each line's loss ratios. The expense ratios benefited from scale, partially offset by investments in new businesses and information technology, in addition to shifts in the line of coverage mix compared to last year.

Together, these factors produced highly profitable combined ratios and strong pretax operating income for the quarter. For General Insurance, we target combined ratios between 90% and 95% over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly given the long claim payment patterns associated with the business.

Title Insurance Segment Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net premiums and fees earned	$663.4	$649.6	2.1%	$1,208.8	$1,232.9	(2.0)%
Net investment income	15.5	14.1	9.2	31.2	27.9	11.7
Other income	0.3	0.2	N/M	0.4	0.3	N/M
Operating revenues	679.2	664.0	2.3	1,240.5	1,261.2	(1.6)
Loss and loss adjustment expenses	15.3	16.2	(5.9)	27.4	31.6	(13.3)
Sales and general expenses	618.2	613.5	0.8	1,165.1	1,177.8	(1.1)
Interest and other expenses (income)	(0.3)	(0.5)	N/M	(0.4)	(0.4)	N/M
Operating expenses	633.2	629.3	0.6	1,192.1	1,209.0	(1.4)
Segment pretax operating income	$46.0	$34.7	32.5%	$48.4	$52.1	(7.2)%

Loss ratio:
Current year	3.5%	3.8%		3.5%	3.8%
Prior years	(1.2)	(1.3)		(1.2)	(1.2)
Total	2.3	2.5		2.3	2.6
Expense ratio	93.1	94.4		96.3	95.5
Combined ratio	95.4%	96.9%		98.6%	98.1%

Title Insurance net premiums and fees earned increased by 2.1% for the quarter and decreased by 2.0% for the first six months. Directly produced revenues grew in both 2024 periods, whereas agency produced revenues, which are reported on a lag relative to direct revenues, increased slightly for the quarter and declined for the first six months. Commercial premiums increased commensurately in the quarter and represent approximately 21% of net premiums earned in both quarterly periods.

Net investment income increased, reflecting higher investment yields earned, partially offset by a lower invested asset base.

The loss ratios for Title Insurance reflect consistent levels of favorable prior year loss reserve development and an improvement in the current year loss ratio driven by favorable claim trends.

Sales and general expenses for the first six months of 2023 were impacted by the recovery of a $17.2 state sales tax assessment, which reduced the corresponding expense ratio by 1.4 points. Excluding the impact of the state sales tax assessment, the expense ratios for both 2024 periods improved as a result of expense management.

Together, these factors produced higher pretax operating income for the quarter and lower pretax operating income for the first six months.

Corporate & Other Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net premiums earned	$4.3	$6.2	(30.0)%	$9.9	$13.0	(23.9)%
Net investment income	19.0	13.8	37.9	36.4	29.1	25.1
Operating revenues	23.3	20.0	16.7	46.2	42.1	9.7
Benefits, loss and loss adjustment expenses	(0.3)	(2.9)	89.7	0.6	(6.8)	110.1
Insurance expenses	2.5	3.7	(33.3)	5.7	8.5	(32.3)
Corporate, interest, and other expenses - net	15.8	10.8	46.2	25.7	19.7	30.2
Operating expenses	18.1	11.6	55.1	32.2	21.4	49.9
Corporate & Other pretax operating income	$5.2	$8.3	(37.0)%	$14.0	$20.6	(32.0)%

Corporate & Other includes a small life and accident insurance business, the RFIG Run-off business through the date of sale of May 31, 2024, the parent holding company, and several internal corporate services subsidiaries. Corporate & Other tends to produce highly variable results stemming from volatility inherent in the lack of scale. Net investment income increased in both periods due primarily to higher investment yields earned. The invested asset base was higher in the quarter, due to the issuance of $400 of senior notes on March 31, 2024. Corporate expenses also reflect an increase in interest costs associated with the new senior notes.

Summary Consolidated Balance Sheet

	June 30,	December 31,
	2024	2023
Assets:
Cash and fixed income securities	$13,695.4	$13,375.4
Equity securities	2,462.6	2,660.8
Other	162.6	151.3
Total investments, cash, and accrued investment income	16,320.7	16,187.6
Accounts and notes receivable	2,626.0	2,201.4
Federal income tax assets	35.4	21.8
Reinsurance recoverable	6,584.8	5,951.4
Deferred policy acquisition costs	456.5	417.8
Other assets	1,501.5	1,721.2
Total assets	$27,525.2	$26,501.4

Liabilities and Shareholders' Equity:
Loss and loss adjustment expense reserves	$12,957.6	$12,538.2
Other policy liabilities	3,710.6	3,193.1
Federal income tax liabilities	88.3	105.6
Reinsurance balances and funds held	1,670.0	1,380.9
Debt	1,987.9	1,591.2
Other liabilities	1,083.9	1,281.4
Total liabilities	21,498.6	20,090.7
Shareholders' equity	6,026.6	6,410.7
Total liabilities and shareholders' equity	$27,525.2	$26,501.4

Composition of shareholders' equity per share:
Equity before items below	$21.14	$20.51
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	2.45	2.80
Total	$23.59	$23.31

Investments

As of June 30, 2024, the consolidated investment portfolio reflected an allocation of approximately 85% to fixed income securities (bonds and notes) and short-term investments, and 15% to equity securities (common stock). The investment management process remains focused on retaining quality investments that produce consistent streams of investment income, while monitoring concentration limits among the insurance underwriting subsidiaries. The realized investment gains recognized during the first six months of 2024 are reflective of these initiatives, with realized losses occurring in the second quarter driven by both tax planning and interest rate environment considerations. The fixed income portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities of the fixed income securities are matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. The equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

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

Shareholders' Equity Per Share

Changes in shareholders' equity per share are reflected in the following table. As shown, these changes resulted mostly from net operating income, realized and unrealized investment gains (losses), and dividend payments to shareholders.

	Quarter			Year
	Ended			Ended
	June 30,	Six Months Ended June 30,		Dec. 31,
	2024	2024	2023	2023
Beginning balance	$23.83	$23.31	$21.07	$21.07
Changes in shareholders' equity:
Net income excluding net investment gains (losses)	0.77	1.45	1.24	2.65
Net of tax realized investment gains (losses)	(0.16)	0.38	0.08	(0.19)
Net of tax unrealized investment gains (losses):
Fixed income securities	0.04	(0.22)	0.15	1.31
Equity securities	(0.26)	(0.30)	(0.09)	(0.34)
Total net of tax realized and unrealized
investment gains (losses)	(0.38)	(0.14)	0.14	0.78
Cash dividends	(0.265)	(0.530)	(0.490)	(0.980)
Other - net	(0.36)	(0.50)	(0.18)	(0.21)
Net change	(0.24)	0.28	0.71	2.24
Ending balance	$23.59	$23.59	$21.78	$23.31
Percentage change for the period	(1.0)%	1.2%	3.4%	10.6%
Percentage change for the period, inclusive of cash dividends	0.1%	3.5%	5.7%	15.3%

Total capital returned to shareholders during the quarter was $479, comprised of $69 in dividends, and $410 in share repurchases. For the first six months, total capital returned was $743, comprised of $141 in dividends, and $602 in share repurchases.

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated net earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
General Insurance	$1,129.6	$992.8	$2,221.3	$1,958.0	$4,119.2	$3,808.6	$3,555.5
Title Insurance	663.4	649.6	1,208.8	1,232.9	2,562.8	3,833.8	4,404.3
Corporate & Other	4.3	6.2	9.9	13.0	25.6	32.9	43.6
Total	$1,797.4	$1,648.7	$3,440.1	$3,203.9	$6,707.7	$7,675.3	$8,003.6
Percentage change from prior period	9.0%	(16.8)%	7.4%	(17.9)%	(12.6)%	(4.1)%	18.8%

Consolidated net premiums and fees earned increased 9.0% and 7.4% for the second quarter and first six months of 2024, respectively, resulting from double digit growth in General Insurance and Title Insurance producing an increase for the second quarter, partially offsetting the first quarter decline. For the second quarter and first six months of 2023, consolidated net premiums and fees earned were down 16.8% and 17.9%, respectively, as a result of lower revenues for Title Insurance in both direct and agency operations, while General Insurance grew by mid-single digits in both periods.

Net Investment Income
The following tables reflect the investment bases as of the indicated dates, the investment income earned, and resulting yields. Because the Company can exercise little control over fair values, management evaluates yields on the investment income earned in relation to the cost of the underlying invested assets.

	Investments at Cost				Fair Value Adjust- ment	Investments at Fair Value
	General Insurance	Title Insurance	Corporate & Other	Total
As of December 31:
2022	$11,825.2	$1,512.4	$1,841.7	$15,179.4	$680.4	$15,859.9
2023	12,030.5	1,350.2	1,463.8	14,844.5	1,023.1	15,867.7
As of June 30:
2023	11,843.3	1,398.9	1,698.2	14,940.5	696.1	15,636.7
2024	$12,053.0	$1,334.0	$1,785.7	$15,172.8	$850.1	$16,023.0

	Net Investment Income				Yield at
	General Insurance	Title Insurance	Corporate & Other	Total	Cost	Fair Value
Years Ended
December 31:
2021	$342.4	$43.8	$48.0	$434.3	3.02%	2.72%
2022	358.0	47.9	53.5	459.5	3.07	2.83
2023	462.7	57.0	58.5	578.3	3.82	3.62
Six Months Ended
June 30:
2023	220.1	27.9	29.1	277.2	3.68	3.52
2024	264.0	31.2	36.4	331.6	4.39	4.13
Quarters Ended
June 30:
2023	111.4	14.1	13.8	139.4	3.71	3.52
2024	$132.9	$15.5	$19.0	$167.4	4.35%	4.11%

Net investment income increased approximately 20.0% in both the second quarter and first six months of 2024, driven by higher investment yields. During the first six months of 2024, the Company reinvested in corporate fixed income securities with an average yield of 4.9% compared to an average book yield on disposals of 3.5%. Prior periods presented were also favorably impacted by the interest rate environment.

Loss and Loss Adjustment Expenses
Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of June 30, 2024 and December 31, 2023:

	Loss and Loss Adjustment Expense Reserves
	June 30, 2024		December 31, 2023
	Gross	Net	Gross	Net

Workers' compensation	$4,663.4	$2,663.9	$4,723.5	$2,725.3
Commercial auto	3,787.4	1,886.5	3,492.8	1,808.4
General liability	1,614.0	746.8	1,518.8	705.5
Other coverages	1,980.2	1,493.2	1,890.3	1,412.5
Unallocated loss adjustment expense reserves	309.7	309.7	303.3	303.3
Total General Insurance reserves	12,354.9	7,100.3	11,928.9	6,955.2
Title Insurance	594.1	594.1	598.5	598.5
Life and accident	8.5	6.4	10.7	6.6
Total loss and loss adjustment expense reserves (a)	$12,957.6	$7,700.8	$12,538.2	$7,560.4
Asbestosis and environmental loss reserves included
in the above General Insurance reserves:
Amount	$148.2	$98.5	$130.6	$87.5
% of total General Insurance reserves	1.2%	1.4%	1.1%	1.3%
_________

(a)     RFIG Run-off reserves were classified as held-for-sale as of December 31, 2023 in the consolidated balance sheet, and as such, that period presented in the above table excludes these reserves. See Note 2 of the Consolidated Financial Statements for further discussion.

A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 4 of the Consolidated Financial Statements.

Net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's two reportable operating segments and for consolidated operations were as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
General Insurance	64.3%	60.9%	63.5%	61.1%	62.0%	62.1%	64.8%
Title Insurance	2.3	2.5	2.3	2.6	1.9	2.3	2.6
Consolidated loss ratio	41.3%	37.5%	41.8%	38.1%	38.7%	31.8%	30.2%

Reconciliation of consolidated loss ratio:
Provision for insured events of the current year	43.5%	42.1%	44.1%	42.6%	43.3%	35.5%	32.9%
Change in provision for insured events of prior years:
Net favorable development	(2.2)	(4.6)	(2.3)	(4.5)	(4.6)	(3.7)	(2.7)
Consolidated loss ratio	41.3%	37.5%	41.8%	38.1%	38.7%	31.8%	30.2%

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

The increases in the consolidated loss and loss adjustment expense ratios are primarily due to the shift in mix with General Insurance contributing more to the total. Additionally, the 2024 ratios were also affected by the expected lower levels of favorable prior year loss reserve development for General Insurance, partially offset by improvements in the current year loss ratios for both General and Title Insurance.

Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. Management maintains hold periods that vary primarily by line of business. However, reserves may be increased within a holding period when the initial expected loss ratio is believed to be inadequate. Conversely, in certain cases, reserves may be released within a holding period when the redundancies are expected to exceed the upper end of the actuarially determined range, or if an increase to an original pick within a hold period is subsequently deemed to be excessive. No representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates. In management's opinion, such changes in net losses and related costs are not likely to have a material effect on the Company's consolidated financial position, although they could materially affect the consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2023 Annual Report on Form 10-K under Item 1A - Risk Factors.

Underwriting, Acquisition, and Other Expenses
The following table sets forth the expense ratios registered by each reportable segment and in consolidation for the periods shown:

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
General Insurance	28.1%	29.3%	27.9%	28.6%	28.2%	27.4%	26.5%
Title Insurance	93.1	94.4	96.3	95.5	95.2	90.9	86.7
Consolidated	52.2%	55.1%	52.0%	54.5%	53.9%	59.2%	59.7%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and costs of producing business. To a significant degree, expense ratios for both the General and Title Insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income and can fluctuate with line of coverage mix. General operating expenses are routinely subject to timing as well as investments in business expansion and information technology.

The decreases in the second quarter and first six months of 2024 consolidated expense ratio reflect the shift in mix with General Insurance contributing more to the total and benefiting from scale, while Title Insurance benefited from expense management.

Combined Ratios
The combined ratios of net loss and loss adjustment expenses and underwriting expenses are as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
General Insurance	92.4%	90.2%	91.4%	89.7%	90.2%	89.5%	91.3%
Title Insurance	95.4	96.9	98.6	98.1	97.1	93.2	89.3
Consolidated	93.5%	92.6%	93.8%	92.6%	92.6%	91.0%	89.9%

Net Investment Gains (Losses)
The Company's investment policies are designed to produce a stable source of income from interest and dividends, support the protection of capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
Realized investment gains (losses)
from actual transactions:
Fixed income	$(52.5)	$(29.3)	$(67.9)	$(32.4)	$(180.7)	$(187.6)	$1.5
Equity securities and other	0.8	37.7	199.7	69.0	165.5	373.3	5.3
Total	(51.7)	8.3	131.7	36.6	(15.2)	185.7	6.9
Impairment losses	(2.4)	(6.2)	(5.4)	(6.2)	(51.8)	(123.5)	—
Unrealized gains (losses) from
changes in fair value of equity
securities	(86.3)	(32.6)	(99.6)	(34.6)	(123.9)	(263.4)	751.1
Total investment gains (losses)	$(140.5)	$(30.4)	$26.6	$(4.2)	$(190.9)	$(201.1)	$758.0

Dispositions of fixed income securities from scheduled maturities and early calls were 40.5% and 61.5% of total dispositions occurring in the first six months of 2024 and 2023, respectively. Realized gain (loss) activity in 2024 was primarily the result of portfolio management, including the Company's monitoring of concentration limits at the individual legal entity levels, tax planning, and interest rate environment considerations. Sales activity within the fixed income portfolio allowed the Company to increase its book yield on that portfolio quicker than anticipated, taking full advantage of the current interest rate environment, in a tax efficient manner.

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

Income Taxes
The effective consolidated income tax rate was 19.0% and 20.2% in the second quarter and first six months of 2024, respectively, compared to 21.0% and 20.3% in the second quarter and first six months of 2023, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax preferred investment income (principally tax-exempt interest and dividend income).

Segment Overview

General Insurance

Summary Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net premiums earned	$1,129.6	$992.8	13.8%	$2,221.3	$1,958.0	13.4%
Loss and loss adjustment expenses	726.5	604.5	20.2	1,410.8	1,196.9	17.9
Sales and general expenses	364.9	331.6	10.0	708.3	639.8	10.7
Segment pretax operating income	$202.5	$184.2	9.9%	$422.9	$377.5	12.0%

Loss ratio:
Current year	66.8%	66.9%		66.0%	66.9%
Prior years	(2.5)	(6.0)		(2.5)	(5.8)
Total	64.3	60.9		63.5	61.1
Expense ratio	28.1	29.3		27.9	28.6
Combined ratio	92.4%	90.2%		91.4%	89.7%

Premiums & Fees
The percentage of net premiums earned for major insurance coverages in the General Insurance segment was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
Commercial auto	42.3%	41.1%	42.1%	40.7%	41.0%	39.5%	39.6%
Workers' compensation	18.7	19.9	18.3	20.0	19.5	21.3	21.9
Property	12.3	11.0	12.3	11.0	11.5	9.8	9.7
Financial indemnity	6.5	8.6	7.1	8.9	8.4	10.3	9.7
General liability	7.5	5.7	7.4	5.7	6.1	5.2	5.2
Home and auto warranty	6.6	7.8	6.7	8.0	7.6	8.7	9.5
Other coverages	6.1	5.9	6.1	5.7	5.9	5.2	4.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

General Insurance net premiums earned increased 13.8% and 13.4% for the first quarter and first six months of 2024, respectively, driven by a combination of premium rate increases on most lines of coverage, strong renewal retention ratios, and new business production, including contributions from recently established underwriting subsidiaries. Premium growth occurred across most lines of coverage, but was most pronounced within commercial auto, property, and general liability. There were notable declines in public D&O (included within financial indemnity) and home warranty, largely reflecting market conditions. While commercial auto, property, and general liability continued to achieve strong rate increases, rate declines continued in public D&O and workers' compensation. Investments in new underwriting subsidiaries have, and are expected to continue, to contribute to the Company's production of lines outside of commercial auto and workers' compensation.

Loss and Loss Adjustment Expenses
The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	General Insurance Loss Ratios by Type of Coverage
	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
Commercial auto	72.3%	67.5%	72.1%	70.5%	71.5%	66.6%	71.5%
Workers' compensation	50.7	37.9	48.9	45.1	41.4	45.9	58.9
Property	53.2	68.3	56.2	61.8	61.0	65.4	59.3
Financial indemnity	56.2	46.2	52.2	44.3	48.2	67.0	53.9
General liability	67.6	81.6	70.7	69.2	76.0	71.6	64.1
Home and auto warranty	67.9	75.5	62.4	65.5	65.5	66.9	67.9
Other coverages	73.7	61.3	68.4	60.9	65.9	60.4	63.8

All coverages	64.3%	60.9%	63.5%	61.1%	62.0%	62.1%	64.8%

The loss ratios for General Insurance in the second quarter and first six months of 2024 were within expectations. The changes from the prior periods reflect expected lower levels of favorable prior year loss reserve development. The favorable development experienced by General Insurance during the first six months of 2024 came predominantly from workers' compensation (accident years 2015-2019) and to a much lesser extent, commercial auto. The significant amount of favorable development was partially offset by a much lower amount of unfavorable development within general liability, half of which originated from accident years prior to 2014. Favorable development in 2023 was also predominantly from workers' compensation, and to a lesser extent commercial auto.

Sales and General Expenses
The reported expense ratio for the current periods benefited from scale, partially offset by investments in new businesses and information technology. Higher personnel and information technology costs in 2023 also contributed to the higher expense ratios.

Title Insurance

Summary Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net premiums and fees earned	$663.4	$649.6	2.1%	$1,208.8	$1,232.9	(2.0)%
Loss and loss adjustment expenses	15.3	16.2	(5.9)	27.4	31.6	(13.3)
Sales and general expenses	618.2	613.5	0.8	1,165.1	1,177.8	(1.1)
Segment pretax operating income	$46.0	$34.7	32.5%	$48.4	$52.1	(7.2)%

Loss ratio:
Current year	3.5%	3.8%		3.5%	3.8%
Prior years	(1.2)	(1.3)		(1.2)	(1.2)
Total	2.3	2.5		2.3	2.6
Expense ratio	93.1	94.4		96.3	95.5
Combined ratio	95.4%	96.9%		98.6%	98.1%

Premiums & Fees
The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

	Premium and Fee Production by Source
	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
Direct Operations	24.2%	23.0%	23.6%	21.5%	21.0%	19.5%	22.0%
Independent Title Agents	75.8%	77.0%	76.3%	78.5%	79.0%	80.5%	78.0%

Title Insurance net premiums and fees earned increased by 2.1% and decreased by 2.0% for the second quarter and first six months of 2024, respectively. Directly produced revenues grew in both 2024 periods, whereas agency produced revenues, which are reported on a lag relative to direct revenues, increased slightly for the quarter and declined for the first six months. Commercial premiums increased commensurately in the quarter and represent approximately 21% of net premiums earned in both quarterly periods. Title Insurance net premiums and fees earned decreased 36.9% and 39.2% for the quarter and first six months of 2023, respectively, as both directly produced and agency produced revenues declined.

Loss and Loss Adjustment Expenses
Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The loss ratios for Title Insurance in the second quarter and first six months of 2024 reflect consistent levels of favorable prior year loss reserve development and an improvement in the current year loss ratio driven by favorable claim trends.

Sales and General Expenses
Sales and general expenses for the first six months of 2023 were impacted by the recovery of a $17.2 state sales tax assessment, which reduced the corresponding expense ratio by 1.4 points. Excluding the impact of the state sales tax assessment, the expense ratios for both 2024 periods improved as a result of expense management.

FINANCIAL POSITION

The Company's financial position at June 30, 2024 reflects increases in assets and liabilities of 3.9% and 7.0%, respectively, and a decrease in shareholders' equity of 6.0% when compared to the immediately preceding year-end. Cash, investments, and accrued investment income represent 59.3% and 61.1% of consolidated assets as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, cash, investments, and accrued investment income increased by 0.8% to $16,320.7.

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both June 30, 2024 and December 31, 2023, nearly all of the Company's investments consisted of marketable securities. The investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments with unfunded counter-party risk attributes. At June 30, 2024, the Company had no fixed income investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a):

	June 30,	December 31,
	2024	2023
Aaa	18.2%	18.8%
Aa	9.7	9.5
A	36.2	35.9
Baa	34.8	34.7
Total investment grade	98.9	98.9
Non-investment grade or non-rated issuers	1.1	1.1
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates, and Municipal issuers.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Fixed Income Securities

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Consumer, Cyclical	$30.1	$—	$0.5	$29.6
Basic Materials	29.8	0.1	0.9	29.0
Energy	22.5	—	0.3	22.2
Industrial	19.2	—	1.0	18.2
Other (includes three industry groups)	27.6	0.2	0.3	27.4
Total	$129.4	$0.4	$3.1	$126.6

Investment Grade Fixed Income Securities by Industry Concentration:
Government	$2,458.4	$1.6	$77.0	$2,383.0
Utilities	2,063.8	8.0	53.3	2,018.5
Consumer, Non-cyclical	1,830.5	10.5	29.1	1,811.9
Financial	1,464.7	10.0	22.7	1,452.1
Industrial	1,444.4	10.5	23.0	1,431.9
Consumer, Cyclical	984.8	6.2	14.5	976.5
Energy	716.4	3.7	16.0	704.1
Other (includes four industry groups)	1,025.3	6.9	16.1	1,016.1
Total	$11,988.6	$57.8	$252.0	$11,794.4

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Equity Securities

June 30, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities by Industry Concentration:
Consumer, Non-cyclical	$380.1	$234.9	$8.1	$606.8
Utilities	355.2	108.8	13.8	450.2
Industrial	259.4	312.5	0.9	571.0
Energy	137.7	105.5	—	243.2
Financial	73.8	74.9	1.9	146.8
Consumer, Cyclical	68.5	86.9	—	155.4
Other (includes five industry groups)	138.4	150.4	—	288.8
Total	$1,413.3	$1,074.2	$24.9	$2,462.6

The Company's equity portfolio consists predominantly of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
June 30, 2024	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$1,635.3	$28.9	$16.6	$0.2
Due after one year through five years	4,594.7	50.6	148.3	2.1
Due after five years through ten years	2,610.6	14.5	89.3	0.8
Due after ten years	10.7	—	0.8	—
Total	$8,851.5	$94.2	$255.1	$3.1

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
June 30, 2024	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Income Securities:
One to six months	$30.1	$—	$—	$30.1
Seven to twelve months	5.1	—	—	5.1
More than twelve months	219.7	0.2	—	219.9
Total	$254.9	$0.2	$—	$255.1

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Age Distribution of Fixed Income Securities

	June 30,	December 31,
	2024	2023
Maturity Ranges:
Due in one year or less	13.9%	13.1%
Due after one year through five years	48.0	49.9
Due after five years through ten years	37.8	36.3
Due after ten years through fifteen years	0.2	0.6
Due after fifteen years	0.1	0.1
Total	100.0%	100.0%

Average Maturity in Years	4.3	4.3
Duration	3.7	3.7

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.7 as of June 30, 2024 implies that a 100 basis point parallel increase in interest rates from current levels would result in a decline in the fair value of the fixed income investment portfolio of approximately 3.7%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent holding company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2023 statutory balances, the Company can receive up to $854.5 in ordinary dividends from its subsidiaries in 2024 without the prior approval of regulatory authorities, of which $456.1 has been received through June 30, 2024. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated cash dividend payments to shareholders, operating expenses, and the near-term capital needs of its operating company subsidiaries.

Old Republic's total capitalization of $8,014.6 at June 30, 2024 consisted of debt of $1,987.9 and common shareholders' equity of $6,026.6. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), dividend payments to shareholders, and share repurchases for the period then ended. At June 30, 2024, the Company's consolidated debt to equity ratio was 33.0%. This ratio is temporarily elevated due to the issuance of $400.0 of senior notes, the proceeds of which will be used to retire the senior notes maturing in October 2024.

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

During the quarter, the Company returned total capital to shareholders of approximately $479, comprised of $69 in dividends, and $410 of share repurchases (13.4 million shares at an average price of $30.92 per share). For the first six months, this resulted in total capital returned of approximately $744, including $141 in dividends and nearly $603 of share repurchases (20.0 million shares at an average price of $30.32 per share.) Following the close of the quarter and through August 1, 2024, the Company repurchased $94 of additional shares (3.0 million shares at an average price of $31.37 per share), leaving approximately $479 remaining under the most recent authorization approved by the Company's Board of Directors in March 2024.

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

Some of the oral or written statements made in the Company's reports, press releases, and conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally include words such as "expect," "predict," "estimate," "will," "should," "anticipate," "believe," and similar expressions. Any such forward-looking statements involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General Insurance segment, its results can be particularly affected by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of investment yields and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, claims development and the impact on loss reserves, adequacy and availability of reinsurance, uncertainties in underwriting and pricing risks, and unanticipated external events. Title Insurance results can be affected by similar factors, and by changes in national and regional housing demand and values, the availability and cost of mortgage loans, and employment trends. Life and accident insurance earnings can be affected by the levels of employment and consumer spending, changes in mortality and health trends, and alterations in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company's widespread operations. In addition, results could be particularly affected by technology and security breaches or failures, including cybersecurity incidents.

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2023 Annual Report on Form 10-K, and the various risks, uncertainties, and other factors that are included from time to time in other Securities and Exchange Commission filings.

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

Old Republic's market risk exposures at June 30, 2024 have not materially changed from those identified in the Company's 2023 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2024, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans ($ in Millions)
April 1 - April 30, 2024	5,332,098	$30.04	5,332,098	$826.8
May 1 - May 31, 2024	4,005,544	$31.41	4,005,544	699.8
June 1 - June 30, 2024	4,066,976	$30.58	4,066,976	574.2
Total	13,404,618	$30.61	13,404,618	$574.2

(1) On March 1, 2024, the Company announced a new share repurchase program authorizing the repurchase of up to $1.1 billion in shares of the Company's common stock. During the second quarter 2024, the Company repurchased an additional 13.4 million shares for $410.3 (average price of $30.61) under this authorization. Following the close of the quarter and through August 1, 2024, the Company repurchased 3.0 million additional shares for $94.1 (average price of $31.06).

Item 5 - Other Information

During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

Old Republic International Corporation
(Registrant)
Date:	August 2, 2024

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