Form 10-Q
period 2024-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2024-11-01
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	September 30, 2024
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at September 30, 2024 was 253,557,200.

There are 41 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2024

INDEX

		PAGE NO.

PART I - FINANCIAL INFORMATION:

ITEM 1 -	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND COMMON
	SHAREHOLDERS' EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 17

ITEM 2 -	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	18 - 36

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	37

ITEM 4 -	CONTROLS AND PROCEDURES	37

PART II - OTHER INFORMATION:

ITEM 1 -	LEGAL PROCEEDINGS	38

ITEM 1A -	RISK FACTORS	38

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

ITEM 5 -	OTHER INFORMATION	38

ITEM 6 -	EXHIBITS	39

SIGNATURE		40

EXHIBIT INDEX		41

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
		(Unaudited)
		September 30,	December 31,
		2024	2023
Assets
Investments:
Fixed income securities (at fair value) (amortized cost: $12,293.3 and $12,263.0)		$12,476.5	$12,139.9
Short-term investments (at fair value which approximates cost)		1,317.6	1,032.6
Equity securities (at fair value) (cost: $1,408.3 and $1,511.9)		2,668.4	2,660.8
Other investments		41.4	34.3
Total investments		16,504.1	15,867.7
Cash		525.2	202.8
Accrued investment income		123.5	117.0
Accounts and notes receivable		2,640.2	2,201.4
Federal income tax recoverable: Current		38.4	21.8
Reinsurance balances and funds held		479.3	544.7
Reinsurance recoverable: Paid loss and loss adjustment expenses		214.7	175.4
Loss and loss adjustment expense reserves		5,702.2	4,977.7
Unearned premium and policy reserves		1,085.1	798.2
Deferred policy acquisition costs		505.3	417.8
Assets held-for-sale		—	194.8
Other assets		1,025.1	981.5
Total assets		$28,843.8	$26,501.4
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves		$13,537.7	$12,538.2
Unearned premiums		3,679.1	3,042.7
Other policyholders' benefits and funds held		168.0	150.3
Total policy liabilities		17,384.8	15,731.4
Commissions, expenses, fees, and taxes		509.8	533.8
Reinsurance balances and funds held		1,603.3	1,380.9
Federal income tax: Deferred		214.0	105.6
Debt		1,988.4	1,591.2
Liabilities held-for-sale		—	56.8
Other liabilities		697.8	690.6
Total liabilities		22,398.4	20,090.7
Preferred Stock	($0.01 par value; 75,000,000 shares authorized; none issued)	—	—
Common Shareholders' Equity:
Common stock ($1.00 par value; 500,000,000 shares authorized; 253,557,200 and 278,392,263 shares issued)(Class B - $1.00 par value; 100,000,000 shares authorized; none issued)		253.5	278.3
Additional paid-in capital		—	678.7
Retained earnings		6,135.4	5,644.3
Accumulated other comprehensive income (loss)		106.2	(132.4)
Unallocated 401(k) plan shares (at cost)		(49.9)	(58.2)
Total common shareholders' equity		6,445.3	6,410.7
Total liabilities, preferred stock, and common shareholders' equity		$28,843.8	$26,501.4

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Net premiums earned	$1,854.2	$1,691.1	$5,154.8	$4,764.9
Title, escrow, and other fees	74.9	69.0	214.4	199.2
Total premiums and fees	1,929.2	1,760.1	5,369.3	4,964.1
Net investment income	171.0	145.9	502.7	423.1
Other income	43.7	40.9	133.0	121.0
Total operating revenues	2,144.0	1,947.0	6,005.1	5,508.4
Net investment gains (losses):
Realized from actual transactions and impairments	(13.1)	(43.5)	113.1	(13.1)
Unrealized from changes in fair value of
equity securities	210.8	(143.3)	111.1	(178.0)
Total net investment gains (losses)	197.7	(186.9)	224.3	(191.1)
Total revenues	2,341.7	1,760.1	6,229.4	5,317.2

Expenses:
Loss and loss adjustment expenses	809.4	657.4	2,235.6	1,870.5
Dividends to policyholders	6.5	5.9	19.4	14.6
Underwriting, acquisition, and other expenses	1,077.4	1,016.3	2,975.2	2,867.9
Interest and other charges	21.3	16.4	60.0	54.0
Total expenses	1,914.8	1,696.2	5,290.4	4,807.2
Income before income taxes	426.9	63.9	939.0	510.0

Income Taxes (Credits):
Current	40.6	46.6	146.0	145.2
Deferred	47.3	(35.3)	45.4	(43.2)
Total	88.0	11.3	191.4	102.0

Net Income	$338.9	$52.6	$747.6	$408.0

Net Income Per Share:
Basic	$1.35	$0.19	$2.86	$1.43
Diluted	$1.32	$0.19	$2.81	$1.42

Average shares outstanding: Basic	251,640,055	277,010,690	261,549,794	285,447,448
Diluted	256,862,595	279,924,410	266,094,713	287,978,197

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income As Reported	$338.9	$52.6	$747.6	$408.0

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized gains (losses) before reclassifications	368.1	(181.5)	226.6	(164.3)
Amounts reclassified as realized investment
losses in the statements of income	13.1	81.1	81.1	118.9
Pretax unrealized gains (losses) on investments	381.2	(100.4)	307.7	(45.3)
Deferred income taxes (credits)	80.4	(21.5)	65.0	(9.7)
Net unrealized gains (losses) on investments	300.7	(78.8)	242.6	(35.6)
Foreign currency translation adjustment and other	2.1	(3.3)	(4.0)	2.4
Total other comprehensive income (loss)	302.8	(82.1)	238.6	(33.2)
Comprehensive Income (Loss)	$641.8	$(29.5)	$986.2	$374.7

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$258.4	$284.6	$278.3	$296.9
Dividend reinvestment plan	—	—	—	—
Stock-based compensation	0.1	0.4	0.2	2.2
Treasury stock restored to unissued status	(5.0)	(4.7)	(25.1)	(18.8)
Balance, end of period	$253.5	$280.3	$253.5	$280.3

Additional Paid-in Capital:
Balance, beginning of period	$105.1	$831.8	$678.7	$1,141.8
Dividend reinvestment plan	0.3	0.3	0.9	0.9
Stock-based compensation	4.9	13.9	16.2	41.3
401(k) plan shares released	2.2	1.2	5.6	3.1
Treasury stock restored to unissued status	(112.6)	(120.7)	(701.5)	(460.6)
Balance, end of period	$—	$726.5	$—	$726.5

Retained Earnings:
Balance, beginning of period	$5,912.3	$5,536.1	$5,644.3	$5,321.8
Net income	338.9	52.6	747.6	408.0
Dividends on common shares	(66.9)	(67.8)	(207.6)	(208.9)
Treasury stock restored to unissued status	(48.8)	—	(48.8)	—
Balance, end of period	$6,135.4	$5,520.9	$6,135.4	$5,520.9

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$(196.6)	$(468.9)	$(132.4)	$(517.8)
Net unrealized gains (losses) on securities, net of tax	300.7	(78.8)	242.6	(35.6)
Foreign currency translation adjustment and other	2.1	(3.3)	(4.0)	2.4
Balance, end of period	$106.2	$(551.1)	$106.2	$(551.1)

Unallocated 401(k) Plan Shares:
Balance, beginning of period	$(52.6)	$(63.9)	$(58.2)	$(69.5)
401(k) plan shares released	2.7	2.8	8.3	8.4
Balance, end of period	$(49.9)	$(61.1)	$(49.9)	$(61.1)

Treasury Stock:
Balance, beginning of period	$—	$—	$—	$—
Common stock repurchases	(166.5)	(125.5)	(775.5)	(479.5)
Restored to unissued status	166.5	125.5	775.5	479.5
Balance, end of period	$—	$—	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$747.6	$408.0
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(87.5)	(36.1)
Accounts and notes receivable	(438.8)	(428.8)
Loss and loss adjustment expense reserves	269.7	69.1
Unearned premiums and other policyholders' liabilities	366.8	220.2
Federal income taxes	29.4	(43.4)
Reinsurance balances and funds held	248.5	143.0
Realized investment (gains) losses from actual transactions and impairments	(113.1)	13.1
Unrealized investment (gains) losses from changes in fair value
of equity securities	(111.1)	178.0
Other - net	(39.7)	73.7
Total	871.7	597.0

Cash flows from investing activities:
Maturities and calls of fixed income securities	1,244.6	1,006.5
Sales of:
Fixed income securities	1,342.2	848.7
Equity securities	298.3	483.0
Other investments	6.4	7.5
Purchases of:
Fixed income securities	(2,613.1)	(1,792.4)
Equity securities	—	(51.1)
Other investments	(68.7)	(78.5)
Proceeds from sale of subsidiaries	136.6	—
Net increase in short-term investments	(303.4)	(284.6)
Other - net	(1.2)	0.3
Total	41.7	139.4

Cash flows from financing activities:
Issuance of debentures and notes	395.9	—
Issuance of common shares	1.7	31.3
Redemption of debentures and notes	—	(5.3)
Dividends on common shares	(207.0)	(208.6)
Repurchase of common stock	(767.8)	(479.5)
Other - net	(10.4)	(3.1)
Total	(587.7)	(665.3)

Increase (decrease) in cash including balances classified as
held-for-sale:	325.7	71.1
Increase (decrease) in cash balances classified as held-for-sale (a)	(3.3)	—
Cash, beginning of period	202.8	81.0
Cash, end of period	$525.2	$152.1

Supplemental cash flow information:
Cash paid during the period for: Interest	$64.8	$53.5
Income taxes	$161.8	$146.6
_________

(a)    The sale of the RFIG Run-off mortgage insurance business closed effective May 31, 2024. See Note 2 in the Notes to Consolidated Financial Statements for further discussion.
See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

Old Republic International Corporation is a Chicago-based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into two segments: General Insurance (property and liability insurance) and Title Insurance. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. The results of the Republic Financial Indemnity Group (RFIG) Run-off business, previously a reportable segment, are deemed immaterial and reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with a small life and accident insurance business. Prior period amounts have been reclassified to reflect the change in reportable segments. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

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

The ASU does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The requirements are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company plans to incorporate these disclosure-only requirements in its 2024 Annual Report on Form 10-K.

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

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At September 30, 2024, the Company and its subsidiaries did not have significant amounts of non-income producing securities.

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

Common Share Repurchases - Common shares acquired under share repurchase programs are retired, restoring them to authorized, unissued status. Repurchases of treasury stock above par value are first charged to additional paid-in capital, with any excess charged to retained earnings.

Note 2 - Disposition of RMIC Companies, Inc. (RMICC)

On November 11, 2023, a definitive agreement was reached to sell RMIC Companies, Inc. and its wholly-owned mortgage insurance subsidiaries (collectively, "RMICC") to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd. The sale closed effective May 31, 2024 with cash proceeds totaling $136.6.

As of December 31, 2023, the Company reported the assets and liabilities of RMICC as held-for-sale in the consolidated balance sheet with results reported in continuing operations in the consolidated statement of income, and for segment reporting purposes, within Corporate & Other. The Company determined that the transaction did not meet the criteria to be classified as a discontinued operation as it did not represent a strategic shift that had a major effect on the Company's operations and financial results. As a result of the sale, the Company realized a total loss of $51.0, of which $5.4 was recorded in net investment gains (losses) during the nine months ended September 30, 2024 to offset RMICC's operating income through May 31, 2024, given that the sale proceeds were based on its December 31, 2023 closing balance sheet.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities by Type:
September 30, 2024:
Government & Agency	$1,718.7	$18.1	$32.5	$1,704.4
Municipal	635.2	0.1	3.4	631.9
Corporate	9,939.3	252.2	51.4	10,140.1
	$12,293.3	$270.6	$87.4	$12,476.5

December 31, 2023:
Government & Agency	$1,920.3	$3.2	$64.6	$1,858.9
Municipal	774.5	0.2	7.1	767.6
Corporate	9,568.1	135.5	190.3	9,513.3
	$12,263.0	$139.0	$262.0	$12,139.9

	Amortized Cost	Fair Value
Fixed Income Securities Stratified by Contractual Maturity at September 30, 2024:
Due in one year or less	$1,489.6	$1,481.4
Due after one year through five years	6,053.6	6,081.3
Due after five years through ten years	4,692.7	4,855.9
Due after ten years	57.2	57.8
	$12,293.3	$12,476.5

The following table reflects the Company's gross unrealized losses and fair value of fixed income securities, aggregated by category and length of time that individual securities have been in an unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024:
Fixed Income Securities:
Government & Agency	$118.1	$0.6	$745.4	$31.8	$863.6	$32.5
Municipal	25.2	—	533.0	3.4	558.2	3.4
Corporate	513.9	1.9	2,523.2	49.5	3,037.1	51.4
	$657.3	$2.6	$3,801.7	$84.8	$4,459.0	$87.4

December 31, 2023:
Fixed Income Securities:
Government & Agency	$461.0	$2.7	$1,179.3	$61.8	$1,640.4	$64.6
Municipal	173.1	0.8	554.7	6.2	727.9	7.1
Corporate	853.3	8.2	4,270.9	182.0	5,124.3	190.3
	$1,487.6	$11.8	$6,005.1	$250.2	$7,492.7	$262.0

In the above tables, the unrealized losses on fixed income securities are deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. No investment impairment losses were recorded in the third quarter or the nine months ended September 30, 2024. Net realized investment gains (losses) in the nine months ended September 30, 2023 included impairment charges of $6.2 primarily related to the Company's intent to sell and subsequent disposal of fixed income securities to facilitate certain structural changes to a deferred compensation plan as well as a small credit loss. The Company's allowance for credit losses was $1.6 as of both September 30, 2024 and December 31, 2023.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024	$1,408.3	$1,268.5	$8.3	$2,668.4
December 31, 2023	$1,511.9	$1,164.7	$15.7	$2,660.8

For the quarter, changes in the fair value of equity securities still held at September 30, 2024 and 2023 were $210.8 and $(100.2), respectively. For the first nine months, changes in the fair value of equity securities still held at September 30, 2024 and 2023 were $308.1 and $(69.9), respectively.

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
•Level 2 observable inputs are based on corroboration with available market data; and
•Level 3 unobservable inputs are based on uncorroborated market data or a reporting entity's own assumptions.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of September 30, 2024 and December 31, 2023.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of September 30, 2024:	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government & Agency	$1,417.0	$287.3	$—	$1,704.4
Municipal	—	631.9	—	631.9
Corporate	—	10,120.5	19.5	10,140.1
Short-term investments	1,317.6	—	—	1,317.6
Equity securities	$2,666.3	$—	$2.0	$2,668.4

As of December 31, 2023:
Fixed income securities:
Government & Agency	$1,379.8	$479.1	$—	$1,858.9
Municipal	—	767.6	—	767.6
Corporate	—	9,493.7	19.5	9,513.3
Short-term investments	1,032.6	—	—	1,032.6
Equity securities	$2,653.8	$—	$7.0	$2,660.8

There were no transfers between Levels 1, 2 or 3 during the quarter or nine months ended September 30, 2024.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net investment income:
Fixed income securities	$130.7	$109.9	$385.5	$319.7
Equity securities	19.6	21.9	59.7	71.2
Short-term investments	21.4	14.6	58.3	35.4
Other investments (a)	5.8	4.8	20.8	9.8
Gross investment income	177.7	151.3	524.3	436.2
Investment expenses (a)	6.6	5.4	21.6	13.0
Net investment income	$171.0	$145.9	$502.7	$423.1

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$—	$0.1	$2.0	$1.1
Losses	(13.2)	(81.1)	(83.1)	(114.6)
Net	(13.1)	(80.9)	(81.1)	(113.4)
Equity securities:
Gains	—	73.0	199.7	152.2
Losses	—	(35.4)	—	(46.4)
Net	—	37.6	199.7	105.7
Other investments, net	—	(0.1)	—	0.6
Total realized from actual transactions	(13.1)	(43.5)	118.6	(6.9)
From impairments (b)	—	—	(5.4)	(6.2)
From unrealized changes in fair value of equity securities	210.8	(143.3)	111.1	(178.0)
Total realized and unrealized investment gains (losses)	197.7	(186.9)	224.3	(191.1)
Current and deferred income taxes	41.5	(39.2)	46.7	(40.1)
Net of tax realized and unrealized investment gains (losses)	$156.1	$(147.6)	$177.6	$(151.0)

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed income securities	$380.1	$(99.8)	$306.2	$(49.9)
Less: Deferred income taxes (credits)	80.2	(21.4)	64.7	(10.6)
	299.8	(78.4)	241.4	(39.2)

Other investments	1.0	(0.5)	1.5	4.5
Less: Deferred income taxes	0.2	(0.1)	0.3	0.9
	0.8	(0.4)	1.2	3.5
Net changes in unrealized investment gains (losses),
net of tax	$300.7	$(78.8)	$242.6	$(35.6)
_________

(a) Includes interest on funds held.
(b) Includes additional loss on sale of RMICC as described in Note 2.

Note 4 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	Nine Months Ended
	September 30,
	2024 (a)	2023
Gross reserves at beginning of period	$12,538.2	$12,221.5
Less: Reinsurance losses recoverable	4,977.7	4,699.5
Net reserves at beginning of period:
General Insurance	6,955.2	6,824.8
Title Insurance	598.5	612.8
Other	6.6	84.2
Subtotal	7,560.4	7,521.9
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
General Insurance	2,263.2	2,006.6
Title Insurance	66.3	72.1
Other	5.4	16.4
Subtotal	2,335.1	2,095.2
Change in provision for insured events of prior years:
General Insurance	(76.9)	(178.5)
Title Insurance	(19.2)	(22.2)
Other	(0.8)	(23.1)
Subtotal	(97.1)	(223.9)
Total incurred loss and loss adjustment expenses	2,238.0	1,871.2
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
General Insurance	670.4	606.0
Title Insurance	5.5	5.4
Other	2.2	3.9
Subtotal	678.1	615.4
Loss and loss adjustment expenses attributable to
insured events of prior years:
General Insurance	1,239.3	1,137.0
Title Insurance	43.4	38.7
Other	2.0	11.0
Subtotal	1,284.7	1,186.7
Total payments	1,962.9	1,802.1
Net reserves at end of period:
General Insurance	7,231.8	6,909.8
Title Insurance	596.6	618.5
Other	6.9	62.6
Subtotal	7,835.5	7,591.0
Reinsurance losses recoverable	5,702.2	5,220.1
Gross reserves at end of period	$13,537.7	$12,811.2
_________

(a)     RFIG Run-off reserves were classified as held-for-sale as of December 31, 2023 in the consolidated balance sheet. As such, loss reserve activity for this business, which was immaterial for the nine months ended September 30, 2024, is excluded from the 2024 column of the table above. See Note 2 for further discussion.

The 2024 change in provision for insured events of prior years reflects favorable prior year loss reserve development for all groups shown. During the first nine months of 2024, General Insurance experienced favorable development from accident years 2011 through 2020. This was partially offset by unfavorable development in years prior to 2011 and in years 2021 through 2023, which are less developed years on which the company is less likely to act on early indications of favorable development. Net favorable development came predominantly from workers' compensation, commercial auto and property lines, partially offset by unfavorable development within general liability and transactional risk coverages (included within financial indemnity). For Title Insurance, favorable development experienced during the first nine months of 2024 occurred largely within the 2019-2021 years.

The 2023 change in provision for insured events from the prior years also reflects favorable prior year loss reserve development for all groups shown. During the first nine months of 2023, General Insurance experienced high levels of favorable development within accident years 2010 through 2019 and 2022. Net favorable development came predominantly from workers' compensation and commercial auto lines, partially offset by unfavorable development within general liability. For Title Insurance, favorable development experienced during the first nine months of 2023 occurred largely within the 2018-2021 years.

Note 5 - Income Taxes

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. The Company classifies interest and penalties, if any, as income tax expense in the consolidated statements of income. The Company is not currently under audit by the Internal Revenue Service (IRS), and effective upon the filing of the Company's consolidated federal tax return in October 2024, 2021 and subsequent tax years remain open.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income	$338.9	$52.6	$747.6	$408.0
Denominator:
Basic weighted-average shares (a)	251,640,055	277,010,690	261,549,794	285,447,448
Effect of dilutive securities - stock-based
compensation awards	5,222,540	2,913,720	4,544,919	2,530,749
Diluted adjusted weighted-average shares (a)	256,862,595	279,924,410	266,094,713	287,978,197
Earnings per share: Basic	$1.35	$0.19	$2.86	$1.43
Diluted	$1.32	$0.19	$2.81	$1.42

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock-based compensation awards	—	2,236,000	1,314,779	3,569,026
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

The Company's credit allowance was comprised of $22.0 and $17.5 related to reinsurance recoverables as of September 30, 2024 and December 31, 2023, respectively, and $29.9 and $26.1 related to accounts and notes receivable as of September 30, 2024 and December 31, 2023, respectively.

The Company's evaluation of credit losses on available for sale securities is discussed further in Note 3. The Company is not exposed to material concentrations of credit risks as to any one issuer of investment securities.

Note 8 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes:
4.875% issued in 2014 and due 2024	$400.0	$400.0	$399.5	$397.0
3.875% issued in 2016 and due 2026	548.9	544.7	548.5	530.4
5.750% issued in 2024 and due 2034	396.1	419.6	—	—
3.850% issued in 2021 and due 2051	643.3	495.9	643.1	472.7
Total debt	$1,988.4	$1,860.3	$1,591.2	$1,400.3

On March 31, 2024, the Company completed a public offering of $400.0 aggregate principal amount of Senior Notes. The notes bear interest at a rate of 5.750% per year and mature on March 28, 2034. This issuance was completed in anticipation of the $400.0 of 4.875% senior notes maturing in October of this year, which were subsequently redeemed in cash on October 1, 2024.

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations, to estimate the fair value of outstanding debt, all of which is classified within Level 2 of the fair value hierarchy described in Note 3.

Note 9 - Common Share Repurchases

On May 12, 2023, the Board of Directors authorized a $450.0 share repurchase program. This authorization was completed during the first quarter of 2024. On March 1, 2024, the Board of Directors authorized a $1.1 billion share repurchase program.

Total share repurchases, inclusive of taxes and fees, under these programs for the third quarter and first nine months of 2024 was 5.0 million shares for $166.5 (average price of $32.97) and 25.1 million shares for $775.5 (average price of $30.85), respectively. Following the close of the quarter and through October 31, 2024, the Company repurchased 1.4 million additional shares for $51.6 (average price of $35.52) leaving $355.9 remaining under the current authorization.

Note 10 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At September 30, 2024, the Company had no material non-claim litigation exposures in its consolidated business.

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

The contributions of Old Republic's reportable segments to consolidated totals are shown in the following table.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General Insurance:
Net premiums earned	$1,218.5	$1,069.6	$3,439.8	$3,027.7
Net investment income and other income	183.7	158.5	536.5	458.5
Total revenues excluding investment gains	$1,402.2	$1,228.2	$3,976.4	$3,486.2
Segment pretax operating income (a)	$197.3	$215.5	$620.3	$593.0

Title Insurance:
Net premiums earned	$633.6	$615.3	$1,702.9	$1,718.1
Title, escrow, and other fees	74.9	69.0	214.4	199.2
Subtotal	708.5	684.4	1,917.4	1,917.3
Net investment income and other income	15.9	14.4	47.6	42.7
Total revenues excluding investment gains	$724.5	$698.8	$1,965.1	$1,960.0
Segment pretax operating income	$40.2	$37.4	$88.6	$89.6

Consolidated Revenues:
Total revenues of reportable segments	$2,126.7	$1,927.0	$5,941.5	$5,446.2
Corporate & Other (b)	47.3	56.9	154.7	174.0
Consolidated investment gains (losses):
Realized from actual transactions and impairments	(13.1)	(43.5)	113.1	(13.1)
Unrealized from changes in fair value of equity securities	210.8	(143.3)	111.1	(178.0)
Total realized and unrealized investment gains (losses)	197.7	(186.9)	224.3	(191.1)
Consolidation elimination adjustments	(30.0)	(36.9)	(91.1)	(111.8)
Consolidated revenues	$2,341.7	$1,760.1	$6,229.4	$5,317.2

Consolidated Pretax Income:
Total segment pretax operating income of
reportable segments	$237.5	$253.0	$708.9	$682.7
Corporate & Other (b)	(8.3)	(2.1)	5.7	18.5
Consolidated investment gains (losses):
Realized from actual transactions and impairments	(13.1)	(43.5)	113.1	(13.1)
Unrealized from changes in fair value of equity securities	210.8	(143.3)	111.1	(178.0)
Total realized and unrealized investment gains (losses)	197.7	(186.9)	224.3	(191.1)
Consolidated income before income taxes	$426.9	$63.9	$939.0	$510.0

	September 30,	December 31,
	2024	2023
Consolidated Assets:
General Insurance	$25,040.5	$22,710.5
Title Insurance	1,960.2	1,948.2
Total assets of reportable segments	27,000.8	24,658.8
Corporate & Other (b)	1,999.2	2,145.8
Consolidation elimination adjustments	(156.2)	(303.2)
Consolidated assets	$28,843.8	$26,501.4

(a) General Insurance pretax operating income is reported net of interest charges on intercompany financing arrangements with Old Republic's holding company parent of $15.6 and $48.0 compared to $19.9 and $59.1 for the quarters and nine months ended September 30, 2024 and 2023, respectively. The reduction in interest charges for both periods is generally due to note repayment activity.
(b)    Includes amounts for a small life and accident insurance business, the RFIG Run-off business through the effective date of its sale of May 31, 2024, the parent holding company, and several internal corporate services subsidiaries.

Note 12 - Subsequent Event

The Company evaluated subsequent events through the date these consolidated financial statements were issued. No subsequent events were identified that require adjustment or disclosure to the consolidated financial statements, other than those discussed in Notes 8 and 9.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2024 and 2023
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through a number of regulated insurance company subsidiaries organized into two segments: General Insurance (property and liability insurance) and Title Insurance. A small life and accident insurance business and Republic Financial Indemnity Group (RFIG) Run-off through the effective date of its sale of May 31, 2024 (see Note 2 in the Notes to Consolidated Financial Statements for further discussion), accounting for 0.3% of consolidated operating revenues for the nine months ended September 30, 2024 and 0.5% of consolidated assets as of that date, are included within the Corporate & Other caption of this report.

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

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following consolidated results:

OVERALL RESULTS

	Quarters Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Pretax income	$426.9	$63.9		$939.0	$510.0
Pretax investment gains (losses)	197.7	(186.9)		224.3	(191.1)
Pretax income excluding investment gains (losses)	$229.2	$250.8	(8.6)%	$714.7	$701.2	1.9%

Net income	$338.9	$52.6		$747.6	$408.0
Net of tax investment gains (losses)	156.1	(147.6)		177.6	(151.0)
Net income excluding investment gains (losses)	$182.7	$200.2	(8.7)%	$570.0	$559.0	2.0%

Combined ratio	95.0%	91.9%		94.3%	92.4%

PER DILUTED SHARE

	Quarters Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net income	$1.32	$0.19		$2.81	$1.42
Net of tax investment gains (losses)	0.61	(0.53)		0.67	(0.53)
Net income excluding investment gains (losses)	$0.71	$0.72	(1.4)%	$2.14	$1.95	9.7%

SHAREHOLDERS' EQUITY (BOOK VALUE)

				Sep. 30,	Dec. 31,
				2024	2023	% Change
Total				$6,445.3	$6,410.7	0.5%
Per Common Share				$25.71	$23.31	10.3%

The Company reported pretax income, excluding investment gains (losses) (pretax operating income), of $229.2 for the quarter and $714.7 for the first nine months. General Insurance pretax operating income declined 8.5% for the quarter and increased 4.6% for the first nine months. Title Insurance pretax operating income improved 7.5% for the quarter, bringing the first nine months essentially flat with the prior year.

Summarized results for the quarter follow:

•Net operating income per diluted share of $0.71, compared to $0.72 last year.
•Consolidated net premiums and fees earned increased 9.6%, from strong growth in General Insurance and moderate growth in Title Insurance.
•Net investment income increased 17.3%, driven by higher investment yields.
•Consolidated combined ratio of 95.0%, up 3.1 points over last year, reflecting lower levels of favorable loss reserve development.
•Favorable loss reserve development of 1.3 points, compared to last year's historically high level of 4.5 points.
•Total capital returned to shareholders during the quarter of $232, including repurchases of $165.
•Book value per share of $25.71 was up 13.7% since year-end 2023, inclusive of dividends, driven by operating income and increased investment valuations.

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

In management's opinion, the focus on income excluding investment gains (losses), also described herein as operating income, provides a better way to analyze, evaluate, and establish accountability for the results of the insurance operations. The inclusion of realized investment gains (losses) in net income can mask trends in operating results because such realizations are often highly discretionary. Similarly, the inclusion of unrealized investment gains (losses) in equity securities can further distort such operating results with significant period-to-period fluctuations.

FINANCIAL HIGHLIGHTS
	Quarters Ended September 30,			Nine Months Ended September 30,
SUMMARY INCOME STATEMENTS:	2024	2023	% Change	2024	2023	% Change
Revenues:
Net premiums and fees earned	$1,929.2	$1,760.1	9.6%	$5,369.3	$4,964.1	8.2%
Net investment income	171.0	145.9	17.3	502.7	423.1	18.8
Other income	43.7	40.9	6.9	133.0	121.0	9.9
Total operating revenues	2,144.0	1,947.0	10.1	6,005.1	5,508.4	9.0
Investment gains (losses):
Realized from actual transactions and impairments	(13.1)	(43.5)		113.1	(13.1)
Unrealized from changes in fair value of equity securities	210.8	(143.3)		111.1	(178.0)
Total investment gains (losses)	197.7	(186.9)		224.3	(191.1)
Total revenues	2,341.7	1,760.1		6,229.4	5,317.2
Operating expenses:
Loss and loss adjustment expenses	816.0	663.4	23.0	2,255.0	1,885.2	19.6
Sales and general expenses	1,077.4	1,016.3	6.0	2,975.2	2,867.9	3.7
Interest and other expenses	21.3	16.4	29.9	60.0	54.0	11.1
Total operating expenses	1,914.8	1,696.2	12.9%	5,290.4	4,807.2	10.1%
Pretax income	426.9	63.9		939.0	510.0
Income taxes	88.0	11.3		191.4	102.0
Net income	$338.9	$52.6		$747.6	$408.0

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income excluding investment gains (losses)	$0.73	$0.72	1.4%	$2.18	$1.96	11.2%
Net investment gains (losses):
Realized investment gains (losses)	(0.04)	(0.12)		0.34	(0.04)
Unrealized from changes in fair value of equity securities	0.66	(0.41)		0.34	(0.49)
Basic net income	$1.35	$0.19		$2.86	$1.43

Diluted net income excluding investment gains (losses)	$0.71	$0.72	(1.4)%	$2.14	$1.95	9.7%
Net investment gains (losses):
Realized investment gains (losses)	(0.04)	(0.12)		0.34	(0.04)
Unrealized from changes in fair value of equity securities	0.65	(0.41)		0.33	(0.49)
Diluted net income	$1.32	$0.19		$2.81	$1.42

Cash dividends on common stock	$0.265	$0.245		$0.795	$0.735

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

Sources of Consolidated Income
	Quarters Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net premiums and fees earned:
General Insurance	$1,218.5	$1,069.6	13.9%	$3,439.8	$3,027.7	13.6%
Title Insurance	708.5	684.4	3.5	1,917.4	1,917.3	—
Corporate & Other	2.1	6.0	(65.0)	12.0	19.1	(37.0)
Consolidated	$1,929.2	$1,760.1	9.6%	$5,369.3	$4,964.1	8.2%

Underwriting and related services income (loss):
General Insurance	$72.1	$117.5	(38.6)%	$263.1	$318.5	(17.4)%
Title Insurance	23.8	22.9	4.0	40.6	46.7	(13.1)
Corporate & Other	(16.5)	(19.1)	13.7	(31.6)	(33.1)	4.5
Consolidated	$79.4	$121.3	(34.5)%	$272.0	$332.1	(18.1)%

Consolidated combined ratio:
Loss ratio:
Current year	43.6%	42.2%		43.9%	42.5%
Prior years	(1.3)	(4.5)		(1.9)	(4.5)
Total	42.3	37.7		42.0	38.0
Expense ratio	52.7	54.2		52.3	54.4
Combined ratio	95.0%	91.9%		94.3%	92.4%

Net investment income:
General Insurance	$139.9	$117.9	18.7%	$403.9	$338.1	19.5%
Title Insurance	15.9	14.1	12.6	47.1	42.1	12.0
Corporate & Other	15.2	13.8	9.8	51.6	42.9	20.1
Consolidated	$171.0	$145.9	17.3%	$502.7	$423.1	18.8%

Interest and other expenses (income):
General Insurance	$14.7	$19.9		$46.7	$63.6
Title Insurance	(0.4)	(0.3)		(0.9)	(0.8)
Corporate & Other (a)	6.9	(3.1)		14.1	(8.7)
Consolidated	$21.3	$16.4	29.9%	$60.0	$54.0	11.1%

Pretax income excluding investment gains (losses):
General Insurance	$197.3	$215.5	(8.5)%	$620.3	$593.0	4.6%
Title Insurance	40.2	37.4	7.5	88.6	89.6	(1.1)
Corporate & Other	(8.3)	(2.1)	N/M	5.7	18.5	(68.9)
Consolidated	229.2	250.8	(8.6)%	714.7	701.2	1.9%
Income taxes	46.4	50.6		144.7	142.1
Net income excluding investment
gains (losses)	182.7	200.2	(8.7)%	570.0	559.0	2.0%
Consolidated pretax investment gains (losses):
Realized from actual transactions
and impairments	(13.1)	(43.5)		113.1	(13.1)
Unrealized from changes in
fair value of equity securities	210.8	(143.3)		111.1	(178.0)
Total	197.7	(186.9)		224.3	(191.1)
Income taxes (credits)	41.5	(39.2)		46.7	(40.1)
Net of tax investment gains (losses)	156.1	(147.6)		177.6	(151.0)
Net income	$338.9	$52.6		$747.6	$408.0

(a) Includes consolidation/elimination entries.

General Insurance Segment Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net premiums written	$1,386.1	$1,193.9	16.1%	$3,790.5	$3,289.0	15.2%
Net premiums earned	1,218.5	1,069.6	13.9	3,439.8	3,027.7	13.6
Net investment income	139.9	117.9	18.7	403.9	338.1	19.5
Other income	43.7	40.6	7.6	132.5	120.3	10.1
Operating revenues	1,402.2	1,228.2	14.2	3,976.4	3,486.2	14.1
Loss and loss adjustment expenses	794.8	645.8	23.1	2,205.7	1,842.7	19.7
Sales and general expenses	395.2	346.9	13.9	1,103.5	986.8	11.8
Interest and other expenses	14.7	19.9	(25.8)	46.7	63.6	(26.4)
Operating expenses	1,204.9	1,012.7	19.0	3,356.1	2,893.1	16.0
Segment pretax operating income	$197.3	$215.5	(8.5)%	$620.3	$593.0	4.6%

Loss ratio:
Current year	66.9%	66.5%		66.4%	66.8%
Prior years	(1.7)	(6.1)		(2.3)	(5.9)
Total	65.2	60.4		64.1	60.9
Expense ratio	28.8	28.6		28.2	28.6
Combined ratio	94.0%	89.0%		92.3%	89.5%

General Insurance net premiums earned increased 13.9% for the quarter, and 13.6% for the first nine months, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from recently established insurance underwriting subsidiaries. Premium growth occurred across most lines of coverage, but was most pronounced within commercial auto, property, and general liability. Largely reflecting market conditions, there were declines in public D&O and transactional risk coverages (both included within financial indemnity) and to a lesser extent, home warranty. While commercial auto, general liability, and property continued to achieve strong rate increases, rate declines continued in public D&O and workers' compensation.

The net investment income increase for both periods was largely due to higher investment yields earned.

The 2024 loss ratios for General Insurance reflect lower levels of favorable prior year loss reserve development in workers' compensation and commercial auto when compared to the historically high levels experienced in 2023. Unfavorable development in transactional risk coverages and favorable development in property coverages were also contributors to prior year loss reserve development trends. The expense ratios continue to reflect a benefit from scale, and investments in new underwriting subsidiaries and information technology.

Together, these factors produced profitable combined ratios and strong pretax operating income for the quarter and the first nine months. For General Insurance, we target combined ratios between 90% and 95% over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly given the long claim payment patterns associated with the business.

Title Insurance Segment Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net premiums and fees earned	$708.5	$684.4	3.5%	$1,917.4	$1,917.3	—%
Net investment income	15.9	14.1	12.6	47.1	42.1	12.0
Other income	—	0.2	N/M	0.5	0.6	N/M
Operating revenues	724.5	698.8	3.7	1,965.1	1,960.0	0.3
Loss and loss adjustment expenses	19.6	18.2	7.6	47.0	49.8	(5.7)
Sales and general expenses	665.1	643.4	3.4	1,830.2	1,821.3	0.5
Interest and other expenses (income)	(0.4)	(0.3)	N/M	(0.9)	(0.8)	N/M
Operating expenses	684.2	661.3	3.5	1,876.4	1,870.4	0.3
Segment pretax operating income	$40.2	$37.4	7.5%	$88.6	$89.6	(1.1)%

Loss ratio:
Current year	3.5%	3.8%		3.5%	3.8%
Prior years	(0.7)	(1.1)		(1.0)	(1.2)
Total	2.8	2.7		2.5	2.6
Expense ratio	93.9	94.0		95.4	95.0
Combined ratio	96.7%	96.7%		97.9%	97.6%

Title Insurance net premiums and fees earned increased by 3.5% for the quarter and were flat for the first nine months. Directly produced revenues grew in both 2024 periods, whereas agency produced revenues, which are reported on a lag relative to direct revenues, increased for the quarter and declined for the first nine months. Commercial premiums decreased 6% and represent approximately 20% of net premiums earned in the third quarter of 2024 as compared to 22% in 2023.

Net investment income increased, reflecting higher investment yields earned, partially offset by a lower invested asset base.

The loss ratios for Title Insurance reflect slightly lower levels of favorable prior year loss reserve development and an improvement in the current year loss ratio driven by favorable claim trends.

Sales and general expenses for the first nine months of 2023 were impacted by the recovery of a $17.2 state sales tax assessment, which reduced the corresponding expense ratio by 0.9 points. Excluding the impact of the state sales tax assessment, the expense ratios for both 2024 periods improved as a result of expense management.

Together, these factors produced higher pretax operating income for the quarter and relatively flat pretax operating income for the first nine months.

Corporate & Other Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net premiums earned	$2.1	$6.0	(65.0)%	$12.0	$19.1	(37.0)%
Net investment income	15.2	13.8	9.8	51.6	42.9	20.1
Operating revenues	17.3	19.9	(13.2)	63.6	62.1	2.3
Benefits, loss and loss adjustment expenses	1.5	(0.5)	N/M	2.2	(7.4)	130.1
Insurance expenses	0.9	3.7	(75.2)	6.7	12.2	(45.3)
Corporate, interest, and other expenses - net	23.1	18.9	22.0	48.9	38.7	26.2
Operating expenses	25.6	22.1	15.8	57.8	43.6	32.6
Corporate & Other pretax operating income (loss)	$(8.3)	$(2.1)	N/M	$5.7	$18.5	(68.9)%

Corporate & Other includes a small life and accident insurance business, the RFIG Run-off business through the date of its sale of May 31, 2024, the parent holding company, and several internal corporate services subsidiaries. Corporate & Other tends to produce highly variable results stemming from volatility inherent in the lack of scale. Net investment income increased in both periods due to higher investment yields earned, offset slightly by a declining invested asset base which was impacted by share repurchase activity and the issuance of $400 of senior notes in March 2024. Corporate expenses reflect an increase in interest costs associated with the new senior notes and less interest income from intercompany financing arrangements. This year's third quarter also reflects higher corporate personnel costs that included an incentive compensation plan true up, while the prior year third quarter included a one-time charge of $10.7 related to the restructuring of a benefit plan.

On October 1, 2024, $400 of senior notes issued in 2014 matured and were paid off in cash.

Summary Consolidated Balance Sheet

	September 30,	December 31,
	2024	2023
Assets:
Fixed income securities (at fair value)	$12,476.5	$12,139.9
Short-term investments (at fair value which approximates cost)	1,317.6	1,032.6
Equity securities (at fair value)	2,668.4	2,660.8
Other investments	41.4	34.3
Cash	525.2	202.8
Accrued investment income	123.5	117.0
Accounts and notes receivable	2,640.2	2,201.4
Federal income tax recoverable: Current	38.4	21.8
Reinsurance balances and funds held	479.3	544.7
Reinsurance recoverable	7,002.2	5,951.4
Deferred policy acquisition costs	505.3	417.8
Other assets	1,025.1	1,176.4
Total assets	$28,843.8	$26,501.4

Liabilities and Shareholders' Equity:
Loss and loss adjustment expense reserves	$13,537.7	$12,538.2
Unearned premiums	3,679.1	3,042.7
Other policyholders' benefits and funds held	168.0	150.3
Commissions, expenses, fees, and taxes	509.8	533.8
Reinsurance balances and funds held	1,603.3	1,380.9
Federal income tax: Deferred	214.0	105.6
Debt	1,988.4	1,591.2
Other liabilities	697.8	747.5
Total liabilities	22,398.4	20,090.7
Shareholders' equity	6,445.3	6,410.7
Total liabilities and shareholders' equity	$28,843.8	$26,501.4

Composition of shareholders' equity per share:
Equity before items below	$21.34	$20.51
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	4.37	2.80
Total	$25.71	$23.31

Investments

As of September 30, 2024, the consolidated investment portfolio reflected an allocation of approximately 84% to fixed income securities (bonds and notes) and short-term investments, and 16% to equity securities (common stock). The investment management process remains focused on retaining quality investments that produce consistent streams of investment income, while monitoring concentration limits among the insurance underwriting subsidiaries. The realized investment gains recognized during the first nine months of 2024 are reflective of these initiatives, with realized losses occurring in the third quarter driven by both tax planning and interest rate environment considerations. The fixed income portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities of the fixed income securities are matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. The equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Old Republic’s investment portfolio is focused on ensuring solid funding of the insurance underwriting subsidiaries' obligations to policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries’ capital base. For these reasons, the investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counter-party risk attributes. Old Republic performs regular stress tests of the investment portfolio to gain reasonable assurance that periodic downdrafts in market prices do not undermine the Company's financial strength.

Shareholders' Equity Per Share

Changes in shareholders' equity per share are reflected in the following table. As shown, these changes resulted mostly from net operating income, realized and unrealized investment gains (losses), and dividend payments to shareholders.

	Quarter			Year
	Ended			Ended
	Sep. 30,	Nine Months Ended Sep. 30,		Dec. 31,
	2024	2024	2023	2023
Beginning balance	$23.59	$23.31	$21.07	$21.07
Changes in shareholders' equity:
Net income excluding net investment gains (losses)	0.73	2.18	1.96	2.65
Net of tax realized investment gains (losses)	(0.04)	0.34	(0.04)	(0.19)
Net of tax unrealized investment gains (losses):
Fixed income securities	1.20	0.93	(0.12)	1.31
Equity securities	0.66	0.34	(0.49)	(0.34)
Total net of tax realized and unrealized
investment gains (losses)	1.82	1.61	(0.65)	0.78
Cash dividends	(0.265)	(0.795)	(0.735)	(0.980)
Other - net	(0.16)	(0.59)	(0.27)	(0.21)
Net change	2.12	2.40	0.30	2.24
Ending balance	$25.71	$25.71	$21.37	$23.31
Change for the period	9.0%	10.3%	1.4%	10.6%
Change for the period, inclusive of cash dividends	10.1%	13.7%	4.9%	15.3%

Total capital returned to shareholders during the quarter was $232, comprised of $67 in dividends, and $165 in share repurchases. For the first nine months, total capital returned was $975, comprised of $207 in dividends, and $768 in share repurchases.

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated net earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
General Insurance	$1,218.5	$1,069.6	$3,439.8	$3,027.7	$4,119.2	$3,808.6	$3,555.5
Title Insurance	708.5	684.4	1,917.4	1,917.3	2,562.8	3,833.8	4,404.3
Corporate & Other	2.1	6.0	12.0	19.1	25.6	32.9	43.6
Total	$1,929.2	$1,760.1	$5,369.3	$4,964.1	$6,707.7	$7,675.3	$8,003.6
Percentage change from prior period	9.6%	(9.4)%	8.2%	(15.1)%	(12.6)%	(4.1)%	18.8%

Consolidated net premiums and fees earned increased 9.6% and 8.2% for the third quarter and first nine months of 2024, respectively, resulting from strong growth in General Insurance, and moderate growth in Title Insurance. For the third quarter and first nine months of 2023, consolidated net premiums and fees earned were down 9.4% and 15.1%, respectively, as a result of lower revenues for Title Insurance in both direct and agency operations, while General Insurance grew by 10.6% for the quarter and 7.3% for the first nine months.

Net Investment Income
The following tables reflect the investment bases as of the indicated dates, the investment income earned, and resulting yields. Because the Company can exercise little control over fair values, management evaluates yields on the investment income earned in relation to the cost of the underlying invested assets.

	Investments at Cost				Fair Value Adjust- ment	Investments at Fair Value
	General Insurance	Title Insurance	Corporate & Other	Total
As of December 31:
2022	$11,825.2	$1,512.4	$1,841.7	$15,179.4	$680.4	$15,859.9
2023	12,030.5	1,350.2	1,463.8	14,844.5	1,023.1	15,867.7
As of September 30:
2023	11,937.8	1,347.8	1,675.3	14,961.0	452.2	15,413.2
2024	$12,421.8	$1,329.9	$1,310.2	$15,062.0	$1,442.0	$16,504.1

	Net Investment Income				Yield at
	General Insurance	Title Insurance	Corporate & Other	Total	Cost	Fair Value
Years Ended
December 31:
2021	$342.4	$43.8	$48.0	$434.3	3.02%	2.72%
2022	358.0	47.9	53.5	459.5	3.07	2.83
2023	462.7	57.0	58.5	578.3	3.82	3.62
Nine Months Ended
September 30:
2023	338.1	42.1	42.9	423.1	3.74	3.61
2024	403.9	47.1	51.6	502.7	4.45	4.11
Quarters Ended
September 30:
2023	117.9	14.1	13.8	145.9	3.90	3.76
2024	$139.9	$15.9	$15.2	$171.0	4.52%	4.21%

Net investment income increased 17.3% and 18.8% for the third quarter and first nine months of 2024, respectively, driven by higher investment yields. During the third quarter and first nine months of 2024, the Company reinvested in corporate fixed income securities with an average yield of 4.5% and 4.8%, respectively, compared to an average book yield on disposals of 3.1% and 3.4%, respectively. Prior periods presented are also reflective of movements within the interest rate environment.

Loss and Loss Adjustment Expenses
Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of September 30, 2024 and December 31, 2023:

	Loss and Loss Adjustment Expense Reserves
	September 30, 2024		December 31, 2023
	Gross	Net	Gross	Net

Workers' compensation	$4,696.5	$2,657.6	$4,723.5	$2,725.3
Commercial auto	4,154.1	1,916.2	3,492.8	1,808.4
General liability	1,718.2	782.7	1,518.8	705.5
Other coverages	2,050.9	1,563.1	1,890.3	1,412.5
Unallocated loss adjustment expense reserves	312.0	312.0	303.3	303.3
Total General Insurance reserves	12,932.0	7,231.8	11,928.9	6,955.2
Title Insurance	596.6	596.6	598.5	598.5
Life and accident	9.0	6.9	10.7	6.6
Total loss and loss adjustment expense reserves (a)	$13,537.7	$7,835.5	$12,538.2	$7,560.4
Asbestosis and environmental loss reserves included
in the above General Insurance reserves:
Amount	$162.2	$107.1	$130.6	$87.5
% of total General Insurance reserves	1.3%	1.5%	1.1%	1.3%
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

Net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's two reportable operating segments and for consolidated operations were as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
General Insurance	65.2%	60.4%	64.1%	60.9%	62.0%	62.1%	64.8%
Title Insurance	2.8	2.7	2.5	2.6	1.9	2.3	2.6
Consolidated loss ratio	42.3%	37.7%	42.0%	38.0%	38.7%	31.8%	30.2%

Reconciliation of consolidated loss ratio:
Provision for insured events of the current year	43.6%	42.2%	43.9%	42.5%	43.3%	35.5%	32.9%
Change in provision for insured events of prior years:
Net favorable development	(1.3)	(4.5)	(1.9)	(4.5)	(4.6)	(3.7)	(2.7)
Consolidated loss ratio	42.3%	37.7%	42.0%	38.0%	38.7%	31.8%	30.2%

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

The increases in the consolidated loss and loss adjustment expense ratios for the periods presented above are impacted by the shift in mix with General Insurance contributing more to the total in more recent periods. Additionally, the 2024 ratios were also affected by lower levels of favorable prior year loss reserve development for both General Insurance and Title Insurance, partially offset by improvement in the current year loss ratio for Title Insurance.

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

Underwriting, Acquisition, and Other Expenses
The following table sets forth the expense ratios registered by each reportable segment and in consolidation for the periods shown:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
General Insurance	28.8%	28.6%	28.2%	28.6%	28.2%	27.4%	26.5%
Title Insurance	93.9	94.0	95.4	95.0	95.2	90.9	86.7
Consolidated	52.7%	54.2%	52.3%	54.4%	53.9%	59.2%	59.7%

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

The decreases in the consolidated expense ratios for the periods presented above are impacted by the shift in mix with General Insurance contributing more to the total. The consolidated expense ratios also benefitted from the additional scale, offset by investments being made in technology.

Combined Ratios
The combined ratios of net loss and loss adjustment expenses and underwriting expenses are as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
General Insurance	94.0%	89.0%	92.3%	89.5%	90.2%	89.5%	91.3%
Title Insurance	96.7	96.7	97.9	97.6	97.1	93.2	89.3
Consolidated	95.0%	91.9%	94.3%	92.4%	92.6%	91.0%	89.9%

Net Investment Gains (Losses)
The Company's investment policies are designed to produce a stable source of income from interest and dividends, support the protection of capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
Realized investment gains (losses)
from actual transactions:
Fixed income	$(13.1)	$(80.9)	$(81.1)	$(113.4)	$(180.7)	$(187.6)	$1.5
Equity securities and other	—	37.4	199.7	106.4	165.5	373.3	5.3
Total	(13.1)	(43.5)	118.6	(6.9)	(15.2)	185.7	6.9
Impairment losses	—	—	(5.4)	(6.2)	(51.8)	(123.5)	—
Unrealized gains (losses) from
changes in fair value of equity
securities	210.8	(143.3)	111.1	(178.0)	(123.9)	(263.4)	751.1
Total investment gains (losses)	$197.7	$(186.9)	$224.3	$(191.1)	$(190.9)	$(201.1)	$758.0

Dispositions of fixed income securities from scheduled maturities and early calls were 48.1% and 54.3% of total dispositions occurring in the first nine months of 2024 and 2023, respectively. Realized gain (loss) activity in 2024 was primarily the result of portfolio management, including the Company's monitoring of concentration limits at the individual legal entity levels, tax planning, and interest rate environment considerations. Sales activity within the fixed income portfolio allowed the Company to increase its book yield on that portfolio quicker than anticipated, taking full advantage of the current interest rate environment, in a tax efficient manner.

The 2023 full year impairment charge primarily reflects an estimated loss on the then pending sale of the RFIG Run-off mortgage insurance business, and to a lesser extent, impairment losses recorded on fixed income securities that the Company intended to and subsequently disposed of to facilitate certain structural changes to a deferred compensation plan, as well as a small credit loss.

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

Income Taxes
The effective consolidated income tax rate was 20.6% and 20.4% in the third quarter and first nine months of 2024, respectively, compared to 17.7% and 20.0% in the third quarter and first nine months of 2023, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax preferred investment income (principally tax-exempt interest and dividend income).

Segment Overview

General Insurance

Summary Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net premiums earned	$1,218.5	$1,069.6	13.9%	$3,439.8	$3,027.7	13.6%
Loss and loss adjustment expenses	794.8	645.8	23.1	2,205.7	1,842.7	19.7
Sales and general expenses	395.2	346.9	13.9	1,103.5	986.8	11.8
Segment pretax operating income	$197.3	$215.5	(8.5)%	$620.3	$593.0	4.6%

Loss ratio:
Current year	66.9%	66.5%		66.4%	66.8%
Prior years	(1.7)	(6.1)		(2.3)	(5.9)
Total	65.2	60.4		64.1	60.9
Expense ratio	28.8	28.6		28.2	28.6
Combined ratio	94.0%	89.0%		92.3%	89.5%

Premiums & Fees
The percentage of net premiums earned for major insurance coverages in the General Insurance segment was as follows:

	General Insurance Net Earned Premiums by Type of Coverage
	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
Commercial auto	41.3%	40.8%	41.8%	40.7%	41.0%	39.5%	39.6%
Workers' compensation	17.6	19.0	18.1	19.7	19.5	21.3	21.9
Property	13.2	12.0	12.6	11.4	11.5	9.8	9.7
Financial indemnity	6.6	8.6	6.9	8.8	8.4	10.3	9.7
General liability	8.2	6.2	7.6	5.9	6.1	5.2	5.2
Home and auto warranty	6.9	7.3	6.8	7.7	7.6	8.7	9.5
Other coverages	6.2	6.1	6.2	5.8	5.9	5.2	4.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

General Insurance net premiums earned increased 13.9% and 13.6% for the third quarter and first nine months of 2024, respectively, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from recently established underwriting subsidiaries. Premium growth occurred across most lines of coverage, but was most pronounced within commercial auto, property, and general liability. Largely reflecting market conditions, there were declines in public D&O and transactional risk coverages (both included within financial indemnity) and to a lesser extent, home warranty. The decline in home warranty coverages (included within Home and Auto Warranty) was more than offset in both 2024 periods by growth in a new auto warranty program. While commercial auto, general liability and property continued to achieve strong rate increases, rate declines continued in public D&O and workers' compensation. Investments in new underwriting subsidiaries have contributed, and are expected to continue to contribute, to the Company's production of lines outside of commercial auto and workers' compensation. Most of the business produced by the new underwriting subsidiaries is underwritten as excess and surplus (E&S) premiums. E&S gross premiums written increased 21% during the third quarter, with the majority of growth attributable to new underwriting subsidiaries, established since 2015.

Loss and Loss Adjustment Expenses
The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	General Insurance Loss Ratios by Type of Coverage
	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
Commercial auto	67.1%	66.3%	70.4%	69.0%	71.5%	66.6%	71.5%
Workers' compensation	58.8	33.2	52.3	41.1	41.4	45.9	58.9
Property	51.2	60.5	54.3	61.3	61.0	65.4	59.3
Financial indemnity	83.0	50.2	62.6	46.4	48.2	67.0	53.9
General liability	77.1	96.4	73.1	79.3	76.0	71.6	64.1
Home and auto warranty	61.8	77.2	62.1	69.4	65.5	66.9	67.9
Other coverages	70.7	63.1	69.2	61.7	65.9	60.4	63.8

All coverages	65.2%	60.4%	64.1%	60.9%	62.0%	62.1%	64.8%

Overall, the loss ratios for General Insurance in the third quarter and first nine months of 2024 were within expectations; however, the favorable loss reserve changes from the prior periods were lower when compared to the historically high levels experienced in 2023. Net favorable reserve development in the quarter came from several lines of coverage, including:
•workers’ compensation, albeit at a much lower level than 2023 (accident years 2011-2019 were favorable while years prior to 2011 and 2020 through 2023 developed unfavorably);
•commercial auto (accident years 2017-2022 were favorable while 2023 developed unfavorably); and
•property, which includes commercial multi-peril (accident years 2015, 2019 and 2023 were favorable).
Favorable development in the quarter was partially offset by net unfavorable development experienced within:
•general liability, which includes excess coverages, albeit at a lower level than 2023; and
•transactional risk (included within financial indemnity), which is a small component of the professional liability business (approximately $3.0 of premium in the quarter) and is a low frequency, high severity product.

Sales and General Expenses
The reported expense ratios for the current periods continue to reflect a benefit from scale, and investments in new underwriting subsidiaries and information technology. Higher personnel and information technology costs in 2023 contributed to those expense ratios.

Title Insurance

Summary Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net premiums and fees earned	$708.5	$684.4	3.5%	$1,917.4	$1,917.3	—%
Loss and loss adjustment expenses	19.6	18.2	7.6	47.0	49.8	(5.7)
Sales and general expenses	665.1	643.4	3.4	1,830.2	1,821.3	0.5
Segment pretax operating income	$40.2	$37.4	7.5%	$88.6	$89.6	(1.1)%

Loss ratio:
Current year	3.5%	3.8%		3.5%	3.8%
Prior years	(0.7)	(1.1)		(1.0)	(1.2)
Total	2.8	2.7		2.5	2.6
Expense ratio	93.9	94.0		95.4	95.0
Combined ratio	96.7%	96.7%		97.9%	97.6%

Premiums & Fees
The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

	Premium and Fee Production by Source
	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2024	2023	2024	2023	2023	2022	2021
Direct Operations	21.9%	20.8%	23.0%	21.3%	21.0%	19.5%	22.0%
Independent Title Agents	78.1%	79.2%	77.0%	78.7%	79.0%	80.5%	78.0%

Title Insurance net premiums and fees earned increased by 3.5% for the third quarter of 2024 and were flat for the first nine months of 2024. Directly produced revenues grew in both 2024 periods, whereas agency produced revenues, which are reported on a lag relative to direct revenues, increased for the quarter and declined for the first nine months. Commercial premiums decreased 6% and represent approximately 20% of net premiums earned in the third quarter of 2024 as compared to 22% in 2023. Title Insurance net premiums and fees earned decreased 29.3% and 36.0% for the quarter and first nine months of 2023, respectively, as both directly produced and agency produced revenues declined.

Loss and Loss Adjustment Expenses
Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The loss ratios for Title Insurance in the third quarter and first nine months of 2024 reflect slightly lower levels of favorable prior year loss reserve development and an improvement in the current year loss ratio driven by favorable claim trends.

Sales and General Expenses
Sales and general expenses for the first nine months of 2023 were impacted by the recovery of a $17.2 state sales tax assessment, which reduced the corresponding expense ratio by 0.9 points. Excluding the impact of the state sales tax assessment, the expense ratios for both 2024 periods improved as a result of expense management.

FINANCIAL POSITION

The Company's financial position at September 30, 2024 reflects increases in assets, liabilities, and shareholders' equity of 8.8%, 11.5%, and 0.5%, respectively, when compared to the immediately preceding year-end. Cash, investments, and accrued investment income represent 59.5% and 61.1% of consolidated assets as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, cash, investments, and accrued investment income increased by 6.0% to $17,152.9.

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both September 30, 2024 and December 31, 2023, nearly all of the Company's investments consisted of marketable securities. The investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counter-party risk attributes. At September 30, 2024, the Company had no fixed income investments in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a):

	September 30,	December 31,
	2024	2023
Aaa	16.8%	18.8%
Aa	9.2	9.5
A	37.9	35.9
Baa	34.9	34.7
Total investment grade	98.8	98.9
Non-investment grade or non-rated issuers	1.2	1.1
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates, and Municipal issuers.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Fixed Income Securities

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Consumer, Cyclical	$41.4	$—	$0.7	$40.7
Basic Materials	29.9	0.4	0.4	29.8
Energy	28.3	0.1	0.1	28.3
Industrial	22.6	0.2	0.5	22.2
Other (includes three industry groups)	27.6	0.2	0.2	27.5
Total	$149.9	$1.0	$2.2	$148.7

Investment Grade Fixed Income Securities by Industry Concentration:
Government	$2,329.7	$18.3	$35.6	$2,312.4
Utilities	2,066.5	51.8	18.3	2,100.0
Consumer, Non-cyclical	1,913.5	52.0	6.5	1,958.9
Financial	1,528.5	40.9	5.3	1,564.1
Industrial	1,507.6	40.5	6.0	1,542.1
Consumer, Cyclical	978.1	25.7	3.1	1,000.6
Energy	746.8	12.5	6.1	753.3
Other (includes four industry groups)	1,072.3	27.6	4.0	1,096.0
Total	$12,143.3	$269.6	$85.2	$12,327.7

In the above tables, the unrealized gains and losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Equity Securities

September 30, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities by Industry Concentration:
Consumer, Non-cyclical	$380.1	$280.2	$2.6	$657.8
Utilities	355.2	171.1	5.3	521.0
Industrial	259.4	376.3	0.3	635.4
Energy	137.7	93.7	—	231.4
Financial	73.8	88.3	—	162.1
Consumer, Cyclical	68.5	104.2	—	172.7
Other (includes five industry groups)	133.4	154.4	—	287.8
Total	$1,408.3	$1,268.5	$8.3	$2,668.4

The Company's equity portfolio consists predominantly of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
September 30, 2024	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$1,257.0	$20.2	$8.7	$—
Due after one year through five years	2,667.9	50.8	55.9	1.5
Due after five years through ten years	603.5	17.8	22.3	0.5
Due after ten years	18.0	—	0.2	—
Total	$4,546.5	$88.9	$87.4	$2.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
September 30, 2024	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Income Securities:
One to six months	$2.6	$—	$—	$2.6
Seven to twelve months	—	—	—	—
More than twelve months	84.8	—	—	84.8
Total	$87.4	$—	$—	$87.4

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Age Distribution of Fixed Income Securities

	September 30,	December 31,
	2024	2023
Maturity Ranges:
Due in one year or less	12.1%	13.1%
Due after one year through five years	49.2	49.9
Due after five years through ten years	38.2	36.3
Due after ten years through fifteen years	0.4	0.6
Due after fifteen years	0.1	0.1
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.3
Duration	3.8	3.7

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.8 as of September 30, 2024 implies that a 100 basis point parallel increase in interest rates from current levels would result in a decline in the fair value of the fixed income investment portfolio of approximately 3.8%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent holding company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2023 statutory balances, the Company can receive up to $854.5 in ordinary dividends from its subsidiaries in 2024 without the prior approval of regulatory authorities, of which $474.2 has been received through September 30, 2024. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated cash dividend payments to shareholders, operating expenses, and the near-term capital needs of its operating company subsidiaries.

Old Republic's total capitalization of $8,433.8 at September 30, 2024 consisted of debt of $1,988.4 and common shareholders' equity of $6,445.3. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), dividend payments to shareholders, and share repurchases for the period then ended. At September 30, 2024, the Company's consolidated debt to equity ratio was 30.9%. This ratio was temporarily elevated due to the issuance of $400.0 of senior notes, the proceeds of which were used to retire the senior notes that matured on October 1, 2024.

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

During the quarter, the Company returned total capital to shareholders of approximately $232, comprised of $67 in dividends, and $165 of share repurchases (5.0 million shares at an average price of $32.97 per share). For the first nine months, this resulted in total capital returned of approximately $975, including $207 in dividends and nearly $768 of share repurchases (25.1 million shares at an average price of $30.85 per share). Following the close of the quarter and through October 31, 2024, the Company repurchased $51 of additional shares (1.4 million shares at an average price of $35.52 per share), leaving approximately $356 remaining under the most recent authorization approved by the Company's Board of Directors in March 2024.

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

Old Republic's market risk exposures at September 30, 2024 have not materially changed from those identified in the Company's 2023 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2024, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans ($ in Millions)
July 1 - July 31, 2024	3,030,685	$31.06	3,030,685	$479.1
August 1 - August 31, 2024	904,921	$35.01	904,921	447.1
September 1 - September 30, 2024	1,116,036	$35.06	1,116,036	407.6
Total	5,051,642	$32.65	5,051,642	$407.6

(1) On March 1, 2024, the Company announced a new share repurchase program authorizing the repurchase of up to $1.1 billion in shares of the Company's common stock. During the third quarter of 2024, the Company repurchased an additional 5.0 million shares for $164.9 (average price of $32.65) under this authorization. Following the close of the quarter and through October 31, 2024, the Company repurchased 1.4 million additional shares for $51.1 (average price of $35.17).

Item 5 - Other Information

During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

Item 6 - Exhibits

(a) Exhibits

10.1	*	**	Old Republic International Corporation Nonqualified Deferred Compensation Plan (Exhibit 10.1 to Registrant's Form 8-K filed September 19, 2024).

31.1			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS			XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH			XBRL Taxonomy Extension Schema

101.CAL			XBRL Taxonomy Extension Calculation Linkbase

101.DEF			XBRL Taxonomy Extension Definition Linkbase

101.LAB			XBRL Taxonomy Extension Label Linkbase

101.PRE			XBRL Taxonomy Extension Presentation Linkbase

		*	Exhibit incorporated herein by reference.
		**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Republic International Corporation
(Registrant)
Date:	November 1, 2024

/s/ Frank J. Sodaro

Frank J. Sodaro Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.			Description

10.1	*	**	Old Republic International Corporation Nonqualified Deferred Compensation Plan (Exhibit 10.1 to Registrant's Form 8-K filed September 19, 2024).

31.1			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS			XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH			XBRL Taxonomy Extension Schema

101.CAL			XBRL Taxonomy Extension Calculation Linkbase

101.DEF			XBRL Taxonomy Extension Definition Linkbase

101.LAB			XBRL Taxonomy Extension Label Linkbase

101.PRE			XBRL Taxonomy Extension Presentation Linkbase

		*	Exhibit incorporated herein by reference.
		**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.