Form 10-K
period 2024-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2025-02-27
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024 OR
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

The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Mercantile Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2024, the last day of the registrant's most recently completed second fiscal quarter, was $7,241,491,725.

The registrant had 248,191,027 shares of Common Stock outstanding as of January 31, 2025.

Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy Statement for the 2025 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 106)	III, Items 10, 11, 12, 13 and 14 IV, Item 15

______________________________________
There are 108 pages in this report

PART I

Item 1 - Business
($ in Millions, Except Share Data)

(a) General Description of Business. Old Republic International Corporation is a Chicago-based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into two reportable segments: Specialty Insurance (formerly referred to as General Insurance) and Title Insurance. Effective as of year-end 2024, the Company renamed its reportable segment formerly referred to as "General Insurance" to "Specialty Insurance." Management believes this name more appropriately reflects Old Republic's specialty P&C strategy, with 17 underwriting businesses focused on unique niche markets with specialized distribution, underwriting, claims, and risk control models. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. The results of the Republic Financial Indemnity Group (RFIG) Run-off business, previously a reportable segment, are deemed immaterial and reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with the results of a small life and accident insurance business. Prior period amounts have been reclassified to reflect the change in reportable segments. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

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

The contributions to consolidated revenues and pretax income and the assets of each Old Republic segment are set forth in the following table. This information should be read in conjunction with the consolidated financial statements, the accompanying footnotes, and "Management Analysis of Financial Position and Results of Operations" appearing elsewhere in this report.

Financial Information Relating to Segments of Business

Revenues (a)
Years Ended December 31:	2024	2023	2022
Specialty Insurance	$5,400.6	$4,744.3	$4,315.6
Title Insurance	2,682.9	2,620.6	3,882.7
Corporate & Other - net (b)	77.9	84.2	86.5
Subtotal	8,161.6	7,449.3	8,284.9
Consolidated investment gains (losses) (a)	69.9	(190.9)	(201.1)
Consolidated	$8,231.5	$7,258.3	$8,083.7

Pretax Income
Years Ended December 31:	2024	2023	2022
Specialty Insurance	$848.3	$787.8	$689.8
Title Insurance	144.1	133.5	308.8
Corporate & Other - net (b)	7.3	16.9	59.9
Subtotal	999.8	938.4	1,058.6
Consolidated investment gains (losses)	69.9	(190.9)	(201.1)
Consolidated	$1,069.7	$747.4	$857.4

Assets
As of December 31:	2024	2023	2022
Specialty Insurance	$24,563.2	$22,710.5	$21,227.9
Title Insurance	1,915.8	1,948.2	2,077.6
Corporate & Other - net (b)	1,363.9	1,842.5	1,853.8
Consolidated	$27,843.1	$26,501.4	$25,159.4

(a)    Revenues consist of net premiums, fees, net investment and other income earned. Investment gains (losses), which include unrealized gains (losses) on equity securities, are shown on a consolidated basis because the investment portfolio is managed as a whole.
(b)    Corporate & Other includes amounts for the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company, several internal corporate services subsidiaries, and consolidation elimination adjustments.

Consolidated Underwriting Results

The following table reflects premiums and related loss, expense, and combined ratios for the major coverages underwritten in the Company's insurance segments.

Years Ended December 31:	2024	2023	2022
Specialty Insurance:
Overall Experience:
Net Premiums Earned	$4,677.0	$4,119.2	$3,808.6
Loss Ratio	64.1%	62.0%	62.1%
Expense Ratio	28.1	28.2	27.4
Combined Ratio	92.2%	90.2%	89.5%

Experience by Major Coverages:
Commercial Auto:
Net Premiums Earned	$1,961.8	$1,689.4	$1,505.2
Loss Ratio	72.4%	71.5%	66.6%

Workers' Compensation:
Net Premiums Earned	$836.2	$802.2	$811.8
Loss Ratio	48.0%	41.4%	45.9%

Property: (a)
Net Premiums Earned	$596.9	$473.1	$374.0
Loss Ratio	53.2%	61.0%	65.4%

General Liability:
Net Premiums Earned	$363.8	$251.8	$196.2
Loss Ratio	72.9%	76.0%	71.6%

Financial Indemnity: (b)
Net Premiums Earned	$321.7	$347.7	$391.7
Loss Ratio	63.9%	48.2%	67.0%

Home and Auto Warranty:
Net Premiums Earned	$315.0	$311.4	$330.4
Loss Ratio	58.2%	65.5%	66.9%

Other Coverages: (c)
Net Premiums Earned	$281.2	$243.3	$199.0
Loss Ratio	73.1%	65.9%	60.4%

Title Insurance: (d)
Net Premiums & Fees Earned	$2,619.1	$2,562.8	$3,833.8
Loss Ratio	1.8%	1.9%	2.3%
Expense Ratio	95.2	95.2	90.9
Combined Ratio	97.0%	97.1%	93.2%

All Coverages Consolidated:
Net Premiums & Fees Earned	$7,310.8	$6,707.7	$7,675.3
Loss Ratio	41.7%	38.7%	31.8%
Expense Ratio	52.2	53.9	59.2
Combined Ratio	93.9%	92.6%	91.0%

(a)    Includes Commercial Multi-Peril and Inland Marine coverages.
(b)    Includes Directors & Officers (D&O), Errors & Omissions (E&O), Fidelity, and Surety coverages.
(c)    Includes Aviation, Travel Accident, and Accident & Health coverages.
(d)    Title loss, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.

Specialty Insurance

Old Republic's Specialty Insurance segment is best characterized as a commercial lines insurance business with a strong focus on lines of coverages provided to businesses, state and local governments, and other institutions. The Company does not have a meaningful exposure to personal lines insurance such as homeowners and private auto coverages. Old Republic also focuses on specific sectors of the North American economy, most prominently the transportation, commercial construction, healthcare, education, retail and wholesale trade, forest products, energy, general manufacturing, and financial services industries. In managing the insurance risks it undertakes, the Company employs various underwriting and loss mitigation techniques such as utilization of policy deductibles, captive insurance risk-sharing arrangements, self-insured retentions, retrospective rating and policyholder dividend plans. These underwriting techniques are intended to better correlate premium charges with the ultimate claims experience of individual or groups of insureds and align the Company's interests with those of the insureds.

Over the years, the Specialty Insurance segment's operations have been developed steadily through a combination of internal growth; the establishment of additional subsidiaries focused on specialized coverages, distribution channels and/or industry sectors; and through acquisitions. As a result, this segment has become widely diversified with a business base encompassing the following major insurance coverages:

Accident & Health: Specialized coverages such as employer stop loss, managed care, and ancillary products.
Aviation: Protects the value of aircraft hulls and affords liability coverage for acts that result in injury, loss of life, and property damage to passengers and others on the ground or in the air.
Commercial Auto: Covers vehicles (mostly trucks) used principally in commercial pursuits, including damage to insured vehicles and liabilities incurred by an insured for bodily injury and property damage sustained by third parties.
Commercial Multi-Peril (CMP): Coverage for claims arising from the acts of owners or employees, and protection for the physical assets of businesses.
Commercial Property: Protects an insured’s real and personal property from risk of direct physical loss or damage, including subsequent business interruption and expense.
Excess & Surplus: Commercial excess and surplus lines insurance solutions sourced primarily through wholesale distribution channels.
Financial Indemnity: Multiple types of specialty coverages, including most prominently the following:
D&O: Coverage provides for the payment of legal expenses and indemnity settlements for claims made against the directors and officers of corporations from a variety of sources, most typically shareholders.
E&O: Liability policies written for non-medical professional service providers such as lawyers, architects, and consultants, that provide coverage for legal expenses and indemnity settlements for claims alleging breaches of professional standards.
Fidelity: Bonds cover the exposures of financial institutions and commercial and other enterprises for losses of monies or debt and equity securities due to acts of employee dishonesty.
Surety: Bonds are insurance company guarantees of performance by a corporate principal or individual such as for the completion of a building or road project, or payment on various types of contracts.
Home & Auto Warranty: Includes the following types of coverages:
Automobile Extended Warranty: Coverage provided to vehicle owners for certain mechanical or electrical repair or replacement costs after the manufacturer's warranty has expired.
Home Warranty: Provides repair and/or replacement coverage for home systems (e.g. plumbing, heating, and electrical) and designated appliances.
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
Approximately 94% of Specialty Insurance premiums are produced through independent agency or brokerage channels, while the remaining 6% is obtained through direct production facilities.
Net Premiums Earned

In 2024, Specialty Insurance continued to expand its product capabilities beyond its traditional focus on commercial auto and workers’ compensation. Commercial auto remains the Company’s largest line of coverage and accounted for 41.9% of Specialty Insurance’s consolidated net premiums earned in 2024. Investments in new underwriting subsidiaries have helped grow the Company’s presence in non-casualty lines such as property, which now amounts to 12.8% of such totals.

Specialty Insurance net premiums earned increased 13.5% for 2024 driven by a combination of premium rate increases, high renewal retention ratios, and new business production. The growth includes contributions from recently established underwriting subsidiaries, including Old Republic Accident & Health's first premium production coming in the fourth quarter. Premium growth was most pronounced within commercial auto, property, and general liability. Public D&O and transactional risk premiums (included within financial indemnity) declined throughout the year, largely due to market conditions and exiting the transactional risk business that produced $19.4 of net premiums earned in 2024. Commercial auto, general liability, and property continued to achieve strong rate increases, while rate declines continued in public D&O and workers' compensation. Net premiums earned increased 8.2% for 2023 driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from more recently established underwriting subsidiaries.

Loss Ratios

Variations in loss ratios are typically caused by changes in the frequency and severity of losses incurred, changes in premium rates, the level of audit premium adjustments, and periodic changes in loss and loss adjustment expense reserve estimates. The Company can therefore experience period-to-period volatility in the underwriting results posted for individual coverages. In light of Old Republic's basic underwriting focus in managing its business, a long-term objective has been to dampen this volatility by diversifying coverages offered and industries served.

The loss ratios include loss adjustment expenses and policyholders' dividends, which apply principally to workers' compensation insurance, and are typically a reflection of changes in loss experience from prior years for individual or groups of policies, rather than current year results.

The Specialty Insurance loss ratios are summarized as follows:

	2024	2023	2022
Reported Loss Ratio	64.1%	62.0%	62.1%
Effect of Prior Periods' (Favorable)/Unfavorable
Loss Reserve Development	(2.3)	(5.7)	(5.1)
Loss Ratio Excluding Prior Periods' Loss Reserve Development	66.4%	67.7%	67.2%

Overall, the loss ratios for Specialty Insurance in 2024 were within expectations despite the lower favorable loss reserve development from prior periods when compared to the historically high levels experienced in 2023 and 2022.

Net favorable reserve development came primarily from:

•workers’ compensation (favorable development predominantly from accident years 2012-2019, partially offset by unfavorable development predominantly from years prior to 2011, 2022, and 2023);
•commercial auto (favorable development predominantly from accident years 2017-2022, partially offset by unfavorable development from 2023); and
•property, which includes commercial multi-peril (favorable development predominantly from accident years 2016-2019 and 2023).

Net unfavorable reserve development came primarily from:

•general liability, which includes excess coverages, at a relatively consistent level with 2023; and
•transactional risk (included within financial indemnity), which is a small component of the professional liability business (approximately $19.4 of premium in 2024) and is a low frequency, high severity product.

Changes in estimated claim costs reflect continually evolving pricing and risk selection together with variability in loss severity and frequency trends. Changes in commercial auto loss ratios are primarily due to fluctuations in claim severity. Loss ratios for workers' compensation and general liability insurance can reflect greater variability due to chance events in any one year and estimated provisions for loss costs not recoverable from assuming reinsurers that may experience financial difficulties. Additionally, workers' compensation claim costs in particular have been impacted by lower frequency and are subject to a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, self-insured and high deductible insurance programs that are intended to mitigate claim costs over time. Loss ratios for general liability coverages tend to be highly volatile year to year due to the impact of changes in claim emergence and severity of legacy asbestosis and environmental (A&E) claims exposures.

Loss Reserves

The Company's property and casualty insurance subsidiaries establish loss reserves that consist of estimates to settle: a) reported (known) claims; b) claims which have been incurred as of each balance sheet date but have not yet been reported (IBNR) to the insurance subsidiaries; c) direct costs (fees and costs which are allocable to individual claims); and d) indirect costs (such as salaries and rent applicable to the overall management of claim departments) to administer known and IBNR claims. Such loss reserves, except as to classification in the consolidated balance sheets as to gross and reinsured portions, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.

The establishment of loss reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims; continually evolving and changing legal theories from the judicial system; recurring accounting, statistical, and actuarial studies; the professional experience and expertise of the Company's claim departments' personnel, attorneys, and independent claim adjusters; ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries; and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of: the opinions of a large number of persons; the application and interpretation of historical precedent and trends; expectations as to future developments; and management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

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

The majority of pending claims against Old Republic pertain to business underwritten through loss sharing programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A smaller portion pertains to business produced on a traditional risk transfer basis.

A&E Reserves

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various A&E claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including those issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and casualty insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $0.5 or less as to each claim.

Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data because such claims generally involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims. Inconsistent court decisions stem from such questions as: when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage.

Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for A&E claims. As of December 31, 2024, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future.

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

Title Insurance

Title Insurance's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records that contain information concerning interests in real property. The policies insure against losses arising out of defects, liens, and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2024, 23.0% of the Company's consolidated title premium and fee revenues stemmed from direct operations (which include branch offices of its title insurers and wholly-owned agency subsidiaries of the Company), while the remaining 77.0% emanated from independent title agents.

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

In connection with its Title Insurance operations, Old Republic also provides escrow closing and construction disbursement services, as well as real estate information products, national default management services, and a variety of other services pertaining to real estate transfers and loan transactions. As lenders and the title insurance industry transition into the evolving digital landscape, Old Republic believes it is well positioned with technology and business process innovations to remain competitive in the market.

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

Title Insurance net premiums and fees earned increased 2.2% in 2024. Directly produced revenues grew while agency produced revenues, which are reported on a lag, came in relatively flat for 2024. Commercial premiums were generally flat and represented approximately 22% of net premiums earned in both 2024 and 2023. For 2023, net premiums and fees earned decreased by 33.2%. Both directly produced and agency produced revenues declined, driven by a continued drop in mortgage originations attributable to higher mortgage interest rates.

Loss Ratios

Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years continued to reduce the loss ratios for the periods shown in the following table:

	2024	2023	2022
Reported Loss Ratio	1.8%	1.9%	2.3%
Effect of Prior Periods' (Favorable)/Unfavorable
Loss Reserve Development	(1.6)	(1.8)	(1.3)
Loss Ratio Excluding Prior Periods' Loss Reserve Development	3.4%	3.7%	3.6%

The favorable development in 2024, primarily from accident years 2018-2021, was partially offset by unfavorable development from years prior to 2014.

Corporate & Other

Corporate & Other operations includes the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company, and several internal corporate services subsidiaries that perform cash and investment management, payroll, administrative, information technology, and marketing services. The life and accident business registered net premium revenues of $8.9, $9.1, and $9.6 in 2024, 2023, and 2022, respectively. Life and accident business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as travel agents and marketing channels that are also utilized in some of Old Republic's Specialty Insurance operations. Production of term life insurance, accounting for net premiums earned of $3.5, $3.8, and $3.9 in 2024, 2023, and 2022, respectively, was terminated and placed in run-off as of year-end 2004.

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

At least one insurance legal entity of the Old Republic Specialty Insurance segment is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces. Title Insurance subsidiaries are licensed to do business in 50 states, the District of Columbia and Guam. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

Geographical Distribution of Consolidated Direct Premiums Written

	2024 (a)	2023	2022
United States:
Northeast	11.5%	11.3%	11.9%
Mid-Atlantic	7.0	7.0	7.5
Southeast	22.2	22.2	23.1
East North Central	11.2	11.4	10.6
West North Central	9.5	9.8	9.1
Mountain	7.9	8.0	8.6
Western	14.5	14.6	14.5
Southwest	14.0	13.0	12.3
Foreign (Principally Canada)	2.2	2.7	2.4
Total	100.0%	100.0%	100.0%
__________

(a)    Excludes immaterial amounts related to the RFIG Run-off business during 2024 through the effective date of its sale of May 31, 2024.
Commercial coverages underwritten for business enterprises and public entities are marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. No single source accounted for over 10% of Old Republic's premium volume in 2024.

A substantial portion of the Company's Title Insurance business is referred by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 271 Company branch offices and owned agency subsidiaries of the Company in all 50 states and the District of Columbia. Policies are also issued through independent title agents (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agent may cause title policies of the Company to be issued, and the Company is responsible under such policies for any payments to the insured. Issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Typically, the agent deducts the major portion of the title insurance charge to the customer as its commission for services. During 2024, 77.0% of Title Insurance premiums and fees were accounted for by policies issued by independent title agents.

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

The investment policy is also influenced by the terms of the insurance coverages written by the Company, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company's investment portfolio is directed in consideration of enterprise-wide risk management objectives, intended to ensure solid funding of the Company's insurance underwriting subsidiaries' obligations to policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries' capital base. For these reasons, the investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds, or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counter-party risk attributes. Pursuant to the Company's enterprise risk management guidelines and controls, it performs regular stress tests of its investment portfolio to gain reasonable assurance that periodic downdrafts in market prices do not seriously undermine the financial strength and the long-term continuity and prospects of the insurance underwriting subsidiaries.

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

Each state has established minimum capital and surplus requirements to conduct insurance business. At December 31, 2024, each of the Company’s insurance subsidiaries exceeded the minimum statutory capital and surplus requirements.

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

To the extent that the Company collects and processes personal information about California residents that is not subject to the privacy restrictions and requirements of the GLBA, the California Consumer Privacy Act and the California Privacy Rights Act provide such California residents certain rights concerning such personal information and have imposed corresponding obligations and disclosure requirements on the Company. Similar comprehensive privacy laws have and will continue to become effective in other states in which the Company operates; however, to date all other state comprehensive privacy laws have exempted (i) financial institutions subject to the GLBA, or in the case of two states, licensed insurance companies and certain other businesses, (ii) personal information collected subject to the GLBA, (iii) personal information related to personnel, and (iv) business-to-business contact information.

Cybersecurity requirements specific to the insurance industry to which the Company is subject have been adopted by the New York Department of Financial Services (the "NY DFS"), and 26 other states have adopted requirements based on the Insurance Data Security Model Law promulgated by the National Association of Insurance Commissioners. These requirements are intended to protect the information of the Company's customers, and its own information systems. Additional states are expected to adopt similar requirements, and various states also impose more general requirements to protect personal information. In 2023, the NY DFS adopted amendments to its Cybersecurity Regulation, imposing heightened cybersecurity requirements on licensees such as the Company's insurance company subsidiaries, including prompt notification for ransomware, payment of extortion, and certain other events.

The Company is also subject to U.S. federal and state laws and regulations requiring notification to affected individuals and regulatory agencies of security breaches, and requiring the Company to file a Form 8-K with the Securities and Exchange Commission (SEC) within four business days after determining that a cybersecurity event is material. Refer to Item 1C - Cybersecurity for additional discussion.

Privacy and cybersecurity laws and regulations in the U.S. are evolving and subject to continual change.

(f) Employees. Old Republic’s approximately 9,400 associates — the Company’s human and intellectual capital — form a key stakeholder group and a most important resource for managing the Company's business. Creating the most appropriate culture and offering professional opportunities are the primary goals of Old Republic’s human capital management. There is significant competition for talent in the insurance industry and the Company’s ability to recruit, retain, and develop its associates is a key driver for its long-term success.

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

(g) Website access. The Company files various reports with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (Exchange Act). The Company's reports are available by visiting the SEC's website (https://www.sec.gov) and accessing its EDGAR database to view or print copies of the electronic versions of the Company's reports. Additionally, the Company's reports can be obtained, free of charge, by visiting its website (https://www.oldrepublic.com), selecting Investors then Financials to view or print copies of the electronic versions of the Company's SEC and other reports. The contents of the Company's website are not intended to be, nor should they be considered, incorporated by reference in any of the reports the Company files with the SEC.

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

Moreover, for long-tail coverages which generally include workers' compensation, commercial auto liability, general liability, errors and omissions (E&O) and directors’ and officers' (D&O) liability, as well as title insurance, significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company, and the payment of that loss. The length of time required to ultimately settle long-tailed claims and the costs associated with resolving these claims, coupled with uncertain and sometimes variable judicial rulings on coverage and policy allocation issues, along with the possibility of legislative actions, makes reserving for these exposures highly uncertain and creates a risk of possibly adverse developments in both known and yet unknown claims.

As a result of these uncertainties, the ultimate paid loss and loss adjustment expense may deviate, perhaps substantially, from the point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in the Company’s consolidated financial statements. For example, for the years ended December 31, 2024, 2023, and 2022, the Company experienced consolidated favorable development of reserves for losses and loss adjustment expenses incurred in prior years of $151.9, $305.8, and $282.6, respectively, which had a positive effect on consolidated results of operations in those periods. To the extent that loss and loss adjustment expenses exceed initial estimates, the Company's policy is to immediately recognize the less favorable experience and increase loss reserves, with a corresponding reduction in net income in the period in which the unfavorable development is identified.

If the Company is unable to accurately underwrite risks and charge competitive yet profitable rates to its policyholders and customers, the Company’s business, financial condition, and results of operations could be materially and adversely affected.

In general, the premiums for the Company’s insurance policies are established at the time a policy is issued and, therefore, before all of the underlying liabilities and costs associated with the policy are known. Like other insurance companies, Old Republic relies on estimates and assumptions in setting premium rates. Establishing adequate premiums is necessary to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting costs and to earn an underwriting profit. If the Company does not accurately assess and underwrite the risks it assumes, it may not charge adequate premiums to cover its losses and expenses, which would adversely affect the Company’s financial condition and results of operations. Alternatively, the Company could set its premiums too high, which could reduce its competitiveness and lead to lower revenues.

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
•closely monitors and recognizes changes in trends timely; and
•seeks to project expected losses for its insureds with reasonable accuracy.

The Company seeks to implement its pricing accurately in accordance with its assumptions, available data, and analysis of that data. Given the uncertainties generally inherent in estimates and assumptions, the Company’s ability to undertake these efforts successfully and, as a result, accurately price its policies, is not free from risk.

If the Company is unable to realize its investment objectives, its financial condition and results of operations may be adversely affected.

Investment income is an important component of the Company’s net income and one of its primary sources of cash flow to support operations. As of December 31, 2024, the consolidated investment portfolio reflected an allocation of approximately 84% to fixed income (bonds and notes) and short-term investments, and 16% to equity securities (common and preferred stocks). For the years ended December 31, 2024, 2023, and 2022, the Company reported $673.1, $578.3, and $459.5 of net investment income, respectively.

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

In structuring its investment portfolio, the Company seeks to align its policyholder obligations and the maturity of its fixed income portfolio. As a result of either an unexpected increase in policyholder obligations (e.g. because of an underestimate in reserves) or a short fall in funds available (e.g. because of a default in a fixed income investment), the Company could have difficulty in meeting its obligations. In this case, the Company could be forced to liquidate its investments before their maturity or under adverse market conditions to obtain the funds necessary to meet its obligations. This could result in unexpected losses in the portfolio. Additionally, the Company may be forced to change its investments or investment policies depending upon regulatory, economic and market conditions, thus affecting the existing or anticipated financial condition and operating needs, including the tax position, of its business. In such circumstances, the Company’s investment objectives may not be achieved, and its financial condition and results of operations may be adversely affected.

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

The Company is also exposed to credit risk with its reinsurers. Reinsurance does not discharge the Company’s insurance subsidiaries of their obligations under the insurance policies they write. The Company’s insurance subsidiaries remain liable to policyholders even if they are unable to make recoveries that they believe they are entitled to receive under their reinsurance contracts. With respect to long-tail coverages, the creditworthiness of the Company’s reinsurers may change before it can recover amounts to which it is entitled. If a reinsurer is unable to meet any of its obligations to the Company, the Company would be responsible for all loss and loss adjustment expenses for which it would have otherwise received payment from the reinsurer. If the Company is unable to collect amounts recoverable from reinsurers, its business, financial condition, and results of operations would be adversely affected.

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

The payment of dividends by the Company’s insurance subsidiaries is restricted by state insurance laws or subject to approval of the insurance regulatory authorities in the jurisdictions in which the subsidiaries are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. The specific rules governing the payment of dividends by the Company’s insurance subsidiaries vary from jurisdiction to jurisdiction. The Company’s insurance subsidiaries are domiciled in many different jurisdictions. Generally, the insurance subsidiaries are prohibited from paying dividends to the holding company in excess of either the greater or lesser of (depending upon the state involved) 10% of statutory surplus or a portion of statutory net income without the prior approval of the applicable insurance regulatory authority. Dividends declared during the fiscal years ended December 31, 2024, 2023, and 2022 to the holding company by its subsidiaries amounted to $645.7, $673.3, and $614.6, respectively. There can be no assurance that the Company’s subsidiaries will be able to continue to pay such dividends to the Company in the future. If the Company’s subsidiaries are unable to pay dividends to the holding company in amounts necessary to satisfy existing obligations, the Company’s ability to service its debt and pay dividends to its shareholders would be adversely affected.

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

Technology, security breaches or failures, including cybersecurity incidents, and emerging types of artificial intelligence (AI) could disrupt the Company’s operations, result in financial losses, the loss of critical and confidential information, or expose the Company to additional liabilities, which could adversely affect its reputation and results of operations.

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

The use by businesses, including the Company, of AI and machine learning technologies such as generative AI continues to develop with increasing complexity and changes in the nature of technology. Laws and regulations related to AI are evolving, and there is uncertainty as to potential adoption of new laws and regulations and the application of existing laws and regulations to the use of AI. Old Republic’s businesses must comply with laws and regulations enacted by U.S. federal and state governments, as well as laws enacted by various regulatory organizations or exchanges relating to the use of AI. Certain decisions made by Old Republic’s businesses using AI must comply with the legal and regulatory standards that apply to these decisions, including unfair trade practice laws. These standards require, at a minimum, that decisions made by Old Republic’s businesses are not inaccurate, arbitrary, capricious, or unfairly discriminatory. Compliance with these standards is required regardless of the tools and methods Old Republic uses to make such decisions. In the absence of proper controls, AI has the potential to increase the risk of inaccurate, arbitrary, capricious, or unfairly discriminatory outcomes for consumers. The changing legislative and regulatory environment, an inability to develop appropriate governance and controls, or a lack of internal product or engineering expertise could lead to adverse consequences and subject the Company to competitive harm, legal liability, heightened regulatory scrutiny, and brand or reputational harm.

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

Each of the Company's lines of continuing insurance business is highly competitive and is likely to remain so for the foreseeable future. The Company faces competition from insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than the Company and that have significantly greater financial, marketing, management, and other resources. The Company may also face competition from new sources of capital such as institutional investors seeking access to the insurance market, sometimes referred to as alternative capital, which may depress pricing or limit the Company’s opportunities to write business. The emergence of Insurtech companies and other companies that may seek to write business without the appropriate regard for risk and profitability may lead to increased competition for premiums. All of these increases in competition threaten to reduce demand for the Company’s insurance products, reduce its market share and growth prospects, and potentially reduce the Company’s premium revenues and profitability.

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

The Company’s operations rely upon complex and expensive IT systems for interacting with policyholders, brokers, and other business partners. The pace at which IT systems must be upgraded is continually increasing, requiring an ongoing commitment of significant resources to maintain or upgrade to current standards. Many of the Company’s operating subsidiaries maintain separate IT systems. The Company will need to continue to develop and maintain IT systems that will allow its insurance subsidiaries to compete effectively. The development of new technologies, including the use of AI to facilitate the development of innovative products, improve consumer interface and service, simplify and automate processes, and promote efficiency and accuracy, may result in the Company being competitively disadvantaged if it is unable to upgrade its systems or deploy AI techniques across all stages of the insurance life cycle, including product development, underwriting and pricing, and claim management, in a timely manner. If the Company is unable to keep pace with the advancements being made in technology, the Company’s ability to compete with other insurance companies that have more advanced technological capabilities will be negatively affected. Further, if the Company is unable to effectively update or replace its key legacy IT systems as they become obsolete or as emerging technology renders them competitively inefficient, or is unable to develop appropriate governance and controls regarding the implementation of new IT systems or use of AI technologies, the Company’s competitive position and its cost structure could be adversely affected or subject the Company to legal liability, heightened regulatory scrutiny, and brand or reputational harm.

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

SPECIFIC RISKS RELATING TO SPECIALTY INSURANCE

Catastrophic losses, including those caused by natural disasters such as earthquakes or man-made events such as terrorist attacks, are inherently unpredictable and could cause the Company to suffer material financial losses.

While the Specialty Insurance segment does not have a meaningful exposure to personal lines insurance such as homeowners and private auto coverages, the property, casualty, or liability insurance it underwrites creates exposure to claims arising out of catastrophes. The two principal catastrophe exposures are natural catastrophes and acts of terrorism. As it relates to workers' compensation policies, the exposure is greatest in areas where there are large concentrations of employees of an insured employer or other individuals who could potentially be injured and assert claims against an insured under workers' compensation policies. Collateral damage to property or persons from acts of terrorism and other calamities could also expose general liability policies.

Following the September 11, 2001 terrorist attack, the reinsurance industry eliminated coverage from substantially all reinsurance contracts for claims arising from acts of terrorism. As discussed elsewhere in this report, the U.S. Congress subsequently passed the Terrorism Risk Insurance Act (TRIA), the Terrorism Risk Insurance Revision and Extension Act (TRIREA), and the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) legislation that requires primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies. Although these programs established a temporary federal reinsurance program through December 31, 2027, primary insurers like the Company’s Specialty Insurance subsidiaries retain significant exposure for terrorist act-related losses.

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

Because reinsurance does not relieve the Company of its primary liability to insureds in the event of a loss, the ability of reinsurers to honor their counterparty obligations to the Company represents credit risk. The Company attempts to mitigate this risk by limiting reinsurance placements to those reinsurers it considers creditworthy. In recent years, however, there has been an ever decreasing number of acceptable reinsurers. There can be no assurance that the Company will be able to find the desired or even adequate amounts of reinsurance at favorable rates from acceptable reinsurers in the future. If unable to do so, the Company would have greater exposure to catastrophic losses and be forced to reduce the volume of business written or retain increased amounts of liability exposure. In either case, a reduction or other changes in the Company’s reinsurance could adversely affect the Company's business, results of operations, and financial condition.

Losses due to defaults by insureds with which the Company has entered into risk-sharing arrangements could adversely affect its profitability.

A significant amount of Old Republic's liability and workers' compensation business, particularly for large commercial insureds, is written on the basis of risk-sharing underwriting methods. These methods may include the use of large deductibles, captive insurance risk retentions, or other arrangements by which the insureds effectively retain and fund all or a portion of the loss experience. An insured’s financial strength and ability to pay are carefully evaluated as part of the underwriting process and monitored periodically thereafter. In addition, the exposure retained by an insured is estimated and collateralized based on a credit analysis and evaluation. Because the Company is primarily liable for losses incurred under its policies, the failure or inability of insureds to honor their retained liability represents a credit risk. If the Company incorrectly estimates the proper amount of collateral or if there is an impediment to the Company's ability to access that collateral, it could have a material adverse effect on the Specialty Insurance segment’s results of operation and financial condition.

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

For the year ended December 31, 2024, approximately $2.0 billion or 77.0% of the Title Insurance segment’s consolidated premium and related fee income was produced by independent title agents. The other three large national title insurers generate a higher percentage of their business through employees or owned insurance agencies. Independent title agents can direct business to any title insurer, whereas owned agencies will typically direct business solely to their parent or affiliated title insurers. If the products and services provided by competitors are more attractive to independent title agents, or if the number of, or amount of business produced by, independent title agents decreases, the segment’s business may be adversely affected.

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

Florida is the largest source of revenue for the Title Insurance segment. In the aggregate in 2024, Florida accounted for approximately 24% of total segment consolidated premium and related fee income. As a result of the significant income derived from customers in this state, the Title Insurance segment is exposed to adverse business or regulatory conditions that significantly or disproportionally affect Florida. For example, a declining business climate or real estate market that is localized in Florida could have an adverse effect on the segment’s results of operations. Adverse regulatory developments, including reductions in rates or increased regulatory or capital requirements in Florida could similarly adversely affect the segment’s business, financial condition, and results of operations.

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

The Company’s systems and processes have been, and will likely remain, subject to cyber threats and cyber-attacks and other intrusions. These threats and attacks are occurring with greater frequency and sophistication, and include ransom attacks, unauthorized access, misuse, denial-of-service attacks, system failures and disruptions. While these cyber threats and attacks have not resulted in a material adverse effect on the Company, a future cyber incident involving breach of the Company’s information systems or the information systems of a third-party vendor or services provider could adversely affect the Company’s business strategy, results of operations or financial condition by exposing the Company to substantial costs and negative consequences, including the loss of funds, costs of investigation and remediation, lost revenues, and reputational damage.

Old Republic dedicates significant resources across the enterprise to regularly monitor its networks, infrastructure and procedures in an effort to prevent, detect, address and mitigate these risks. The Company’s Chief Information Security Officer (CISO) oversees the Company’s enterprise cybersecurity strategy while the Company’s Chief Executive Officer (CEO) retains primary responsibility for managing enterprise-wide risks, including those related to cybersecurity. The Company’s Board of Directors’ oversight responsibilities include ascertaining that appropriate policies and practices are in place for managing the identified risks faced by the enterprise, and, as discussed below, the Audit Committee of the Board of Directors has oversight authority over data protection and cybersecurity risk exposure, as well as the Company's practices and protocols for the use of AI. The Company’s CISO has more than 27 years of experience in the field of information technology and security, comprised of six years in the U.S. Defense Industry and 21 years in the civilian sector. The CISO has a bachelor’s degree in computer studies and is an EC-Council Certified Chief Information Security Officer, a member of ISACA (formerly known as the Information Systems and Audit and Control Association), a member of the Factor Analysis of Information Risk (FAIR) Institute risk management education committee, and holds membership on the governing bodies for the Evanta National CISO community and the Evanta Regional (Dallas, Texas) CISO community.

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

While exact practices vary depending on each operating subsidiary’s particular business and risk, risk assessments performed at the enterprise and subsidiary levels generally incorporate threat and vulnerability analyses and consider mitigations provided by in-place security controls. These procedures are intended to identify and assess internal and external cybersecurity risks that may threaten the security or integrity of nonpublic information stored on the Company’s information systems by use of defensive infrastructure and the implementation of policies and procedures to protect the Company’s information systems from unauthorized access, use or other malicious acts.

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

Third-party cybersecurity consultants are periodically retained by the Company to conduct targeted security control assessments, and to review the Company’s security policies, standards, procedures, and controls, when applicable. Annual third-party penetration testing is used to simulate cyber-attacks and to identify potential vulnerabilities. The Company subscribes to paid third-party threat intelligence services that provide real-time information on emerging threats. The Company engages security partners to provide advisory services related to security technologies and practices.

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

Item 3 - Legal Proceedings

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At December 31, 2024, the Company had no material non-claim litigation exposures in its consolidated business.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI." As of January 31, 2025, there were 1,847 registered holders of the Company's common stock. See Note 12 in the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries.

Comparative Five-Year Performance Graphs for Common Stock

The following table, prepared on the basis of market and related data furnished by Standard & Poor's (S&P) Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2024. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. The cumulative total return assumes reinvestment of cash dividends on a pretax basis. The information utilized to prepare the following table has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five-Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2024)

	Dec. 2019	Dec. 2020	Dec. 2021	Dec. 2022	Dec. 2023	Dec. 2024
ORI	$100.00	$92.36	$133.84	$142.78	$180.36	$229.23
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Peer Group	100.00	92.69	124.70	138.20	147.60	182.62

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

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
October 1 - October 31, 2024	1,455,394	$35.17	1,455,394	$355.9
November 1 - November 30, 2024	2,958,715	$36.92	2,958,715	$245.6
December 1 - December 31, 2024	364,800	$38.37	364,800	$231.4
Total	4,778,909	$36.50	4,778,909	$231.4
__________

(a)    On March 1, 2024, the Company announced a share repurchase program authorizing the repurchase of up to $1.1 billion in shares of the Company's common stock. The repurchase program was intended to comply with Rule 10b-18 and had no expiration date, did not require the purchase of any minimum number of shares, and could be suspended, modified, or discontinued at any time without prior notice. Following the close of the year and through February 19, 2025, the Company repurchased 0.7 million additional shares for $25.5 (average price of $34.57).

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic", "ORI", or "the Company"). The Company conducts its operations through a number of regulated insurance company subsidiaries organized into two reportable segments: Specialty Insurance (formerly referred to as General Insurance) and Title Insurance. Effective as of year-end 2024, the Company renamed its reportable segment formerly referred to as "General Insurance" to "Specialty Insurance." Management believes this name more appropriately reflects Old Republic's specialty P&C strategy, with 17 underwriting businesses focused on unique niche markets with specialized distribution, underwriting, claims, and risk control models. The Republic Financial Indemnity Group (RFIG) Run-off business through the effective date of its sale of May 31, 2024 (see Note 2 in the Notes to Consolidated Financial Statements for further discussion) and a small life and accident insurance business together accounting for 0.3% of consolidated operating revenues for the year ended December 31, 2024, and 0.5% of consolidated assets as of that date, are included within the Corporate & Other caption of this report.

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

The insurance business is distinguished from most others in that the prices (premiums) charged for most products are set without knowing what the ultimate loss costs will be. The Company also cannot know exactly when claims will be paid, which may be many years after a policy was issued or expired. This casts Old Republic as a risk-taking enterprise managed for the long run. Old Republic therefore conducts its business with a primary focus on achieving favorable underwriting results over cycles, and on maintaining a sound financial condition to support its subsidiaries' long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. In addition, management engages in an ongoing assessment of operating risks that could adversely affect the Company's business and reputation.

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

This management analysis should be read in conjunction with the consolidated financial statements and the accompanying footnotes.

EXECUTIVE SUMMARY

Commentary within this Executive Summary provides management’s high level overview with a focus on current period results as compared to the immediately preceding year. For additional detail on these trends and all comparative year periods presented, refer to the detailed management analysis that follows.

Old Republic International Corporation reported the following consolidated results for the year ended December 31, 2024:
•Net income per diluted share of $3.24, compared to $2.10 last year.
•Net operating income (net income excluding investment gains or losses) per diluted share of $3.03, compared to $2.63 last year.
•Consolidated pretax operating income of $999.8, compared to $938.4 last year.
•Consolidated net premiums and fees earned increased 9.0%.
•Net investment income increased 16.4%.
•Consolidated combined ratio of 93.9%, compared to 92.6% last year.
•Favorable loss reserve development of 2.2 points, compared to 4.6 points last year.
•Total capital returned to shareholders of $1,708.
•Book value per share of $22.84, which inclusive of dividends declared (including a special cash dividend of $2.00 per share), was up 11.1% since year-end 2023.

OVERALL RESULTS

Years Ended December 31:	2024	2023	2022
Pretax income	$1,069.7	$747.4	$857.4
Pretax investment gains (losses)	69.9	(190.9)	(201.1)
Pretax income excluding investment gains (losses)	$999.8	$938.4	$1,058.6

Net income	$852.7	$598.6	$686.4
Net of tax investment gains (losses)	55.7	(150.8)	(158.6)
Net income excluding investment gains (losses)	$797.0	$749.5	$845.1

Combined ratio	93.9%	92.6%	91.0%

PER DILUTED SHARE

Years Ended December 31:	2024	2023	2022
Net income	$3.24	$2.10	$2.26
Net of tax investment gains (losses)	0.21	(0.53)	(0.53)
Net income excluding investment gains (losses)	$3.03	$2.63	$2.79

SHAREHOLDERS' EQUITY (BOOK VALUE)

December 31:		2024	2023
Total		$5,618.9	$6,410.7
Per common share		$22.84	$23.31

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

FINANCIAL HIGHLIGHTS
				% Change
				2024	2023
Years Ended December 31:	2024	2023	2022	vs. 2023	vs. 2022
SUMMARY INCOME STATEMENTS:
Revenues:
Net premiums and fees earned	$7,310.8	$6,707.7	$7,675.3	9.0%	(12.6)%
Net investment income	673.1	578.3	459.5	16.4	25.8
Other income	177.6	163.1	149.9	8.9	8.8
Total operating revenues	8,161.6	7,449.3	8,284.9	9.6	(10.1)
Net investment gains (losses):
Realized from actual transactions and impairments	94.3	(21.4)	62.2
Realized from sale of mortgage insurance business	(5.4)	(45.6)	—
Unrealized from changes in fair value of equity securities	(18.9)	(123.9)	(263.4)
Total net investment gains (losses)	69.9	(190.9)	(201.1)
Total revenues	8,231.5	7,258.3	8,083.7
Operating expenses:
Loss and loss adjustment expenses	3,048.0	2,596.6	2,440.2	17.4	6.4
Underwriting, acquisition, and other expenses	4,036.4	3,843.6	4,719.2	5.0	(18.6)
Interest and other expenses	77.3	70.5	66.7	9.6	5.7
Total expenses	7,161.7	6,510.8	7,226.3	10.0%	(9.9)%
Pretax income	1,069.7	747.4	857.4
Income taxes	216.9	148.7	170.9
Net income	$852.7	$598.6	$686.4

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income excluding investment gains (losses)	$3.09	$2.65	$2.80	16.6%	(5.4)%
Net investment gains (losses):
Realized investment gains (losses)	0.27	(0.19)	0.17
Unrealized from changes in fair value of equity securities	(0.06)	(0.34)	(0.69)
Basic net income	$3.30	$2.12	$2.28
Diluted net income excluding investment gains (losses)	$3.03	$2.63	$2.79	15.2%	(5.7)%
Net investment gains (losses):
Realized investment gains (losses)	0.27	(0.19)	0.16
Unrealized from changes in fair value of equity securities	(0.06)	(0.34)	(0.69)
Diluted net income	$3.24	$2.10	$2.26
Cash dividends declared on common stock	$3.06	$0.98	$1.92

The information presented in the following table highlights the most meaningful indicators of ORI's segmented and consolidated financial performance. The information underscores the performance of the Company's underwriting subsidiaries, as well as the sound investment of their capital and underwriting cash flows.

	Sources of Consolidated Income
				2024	2023
Years Ended December 31:	2024	2023	2022	vs. 2023	vs. 2022
Net premiums and fees earned:
Specialty Insurance	$4,677.0	$4,119.2	$3,808.6	13.5%	8.2%
Title Insurance	2,619.1	2,562.8	3,833.8	2.2	(33.2)
Corporate & Other	14.6	25.6	32.9	(42.8)	(22.1)
Consolidated	$7,310.8	$6,707.7	$7,675.3	9.0%	(12.6)%

Underwriting income (loss): (a)
Specialty Insurance	$364.0	$406.0	$400.9	(10.3)%	1.3%
Title Insurance	79.7	75.4	261.3	5.7	(71.1)
Corporate & Other	(39.8)	(50.8)	3.5	21.8	N/M
Consolidated	$404.0	$430.6	$665.8	(6.2)%	(35.3)%

Consolidated combined ratio:
Loss ratio:
Current year	43.9%	43.3%	35.5%
Prior years	(2.2)	(4.6)	(3.7)
Total	41.7	38.7	31.8
Expense ratio	52.2	53.9	59.2
Combined ratio	93.9%	92.6%	91.0%

Net investment income:
Specialty Insurance	$546.5	$462.7	$358.0	18.1%	29.3%
Title Insurance	63.2	57.0	47.9	10.8	18.9
Corporate & Other	63.3	58.5	53.5	8.2	9.2
Consolidated	$673.1	$578.3	$459.5	16.4%	25.8%

Interest and other expenses (income):
Specialty Insurance	$62.3	$80.9	$69.1
Title Insurance	(1.1)	(1.0)	0.4
Corporate & Other (b)	16.1	(9.3)	(2.8)
Consolidated	$77.3	$70.5	$66.7	9.6%	5.7%

Pretax income excluding investment gains (losses):
excluding investment gains:
Specialty Insurance	$848.3	$787.8	$689.8	7.7%	14.2%
Title Insurance	144.1	133.5	308.8	7.9	(56.7)
Corporate & Other	7.3	16.9	59.9	(56.5)	(71.7)
Consolidated	999.8	938.4	1,058.6	6.5%	(11.4)%
Income taxes	202.7	188.8	213.4
Net income excluding investment
gains (losses)	797.0	749.5	845.1	6.3%	(11.3)%
Consolidated pretax investment gains (losses):
Realized from actual transactions and impairments	94.3	(21.4)	62.2
Realized from sale of mortgage insurance business	(5.4)	(45.6)	—
Unrealized from changes in fair value of equity securities	(18.9)	(123.9)	(263.4)
Total	69.9	(190.9)	(201.1)
Income taxes (credits)	14.2	(40.0)	(42.5)
Net of tax investment gains (losses)	55.7	(150.8)	(158.6)
Net income	$852.7	$598.6	$686.4

(a) Includes insurance-related services.
(b) Includes consolidation/elimination entries.

Specialty Insurance Segment Operating Results

				% Change
				2024	2023
Years Ended December 31:	2024	2023	2022	vs. 2023	vs. 2022
Net premiums written	$5,030.5	$4,356.3	$3,978.2	15.5%	9.5%
Net premiums earned	4,677.0	4,119.2	3,808.6	13.5	8.2
Net investment income	546.5	462.7	358.0	18.1	29.3
Other income	177.0	162.2	148.9	9.1	8.9
Operating revenues	5,400.6	4,744.3	4,315.6	13.8	9.9
Loss and loss adjustment expenses	2,999.1	2,553.3	2,364.6	17.5	8.0
Underwriting, acquisition, and other expenses	1,490.8	1,322.2	1,192.0	12.7	10.9
Interest and other expenses	62.3	80.9	69.1	(22.9)	17.0
Operating expenses	4,552.3	3,956.4	3,625.8	15.1	9.1
Segment pretax operating income	$848.3	$787.8	$689.8	7.7%	14.2%

Loss ratio:
Current year	66.4%	67.7%	67.2%
Prior years	(2.3)	(5.7)	(5.1)
Total	64.1	62.0	62.1
Expense ratio	28.1	28.2	27.4
Combined ratio	92.2%	90.2%	89.5%

Specialty Insurance net premiums earned increased 13.5% in 2024, driven by a combination of premium rate increases, high renewal retention ratios, and new business production. The growth includes contributions from recently established insurance underwriting subsidiaries, including Old Republic Accident & Health's first premium production coming in the fourth quarter. Premium growth was most pronounced within commercial auto, property, and general liability. Public directors and officers (D&O) and transactional risk premiums (included within financial indemnity) declined throughout the year, largely due to market conditions and exiting the transactional risk business that produced $19.4 of net premiums earned in 2024. Commercial auto, general liability, and property continued to achieve strong rate increases, while rate declines continued in public D&O and workers' compensation.

The net investment income increase was primarily driven by higher investment yields earned, along with contributions from a higher invested asset base.

Overall, the 2024 loss ratios for Specialty Insurance reflect favorable prior year loss reserve development coming predominately from workers' compensation, commercial auto, and property coverages, however to a lesser degree than the levels experienced in 2023 and 2022. The 2024 favorable development was partially offset by unfavorable development from general liability and transactional risk. The current year loss ratio improved due primarily to favorable trends in workers' compensation and commercial auto. The expense ratios are in line with expectations and generally reflect the benefit from scale, offset by costs incurred to start-up new underwriting subsidiaries and invest in information technology.

Together, these factors produced highly profitable combined ratios and strong pretax operating income for 2024. For Specialty Insurance, we target combined ratios between 90% and 95% over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly given the long claim payment patterns associated with the business.

Title Insurance Segment Operating Results

				% Change
				2024	2023
Years Ended December 31:	2024	2023	2022	vs. 2023	vs. 2022
Net premiums and fees earned	$2,619.1	$2,562.8	$3,833.8	2.2%	(33.2)%
Net investment income	63.2	57.0	47.9	10.8	18.9
Other income	0.6	0.7	0.9	(18.1)	(15.4)
Operating revenues	2,682.9	2,620.6	3,882.7	2.4	(32.5)
Loss and loss adjustment expenses	46.1	48.7	89.1	(5.4)	(45.3)
Underwriting, acquisition, and other expenses	2,493.8	2,439.3	3,484.2	2.2	(30.0)
Interest and other expenses (income)	(1.1)	(1.0)	0.4	(11.3)	N/M
Operating expenses	2,538.8	2,487.0	3,573.8	2.1	(30.4)
Segment pretax operating income	$144.1	$133.5	$308.8	7.9%	(56.7)%

Loss ratio:
Current year	3.4%	3.7%	3.6%
Prior years	(1.6)	(1.8)	(1.3)
Total	1.8	1.9	2.3
Expense ratio	95.2	95.2	90.9
Combined ratio	97.0%	97.1%	93.2%

Title Insurance net premiums and fees earned increased by 2.2% in 2024. Directly produced revenues grew in 2024, while agency produced revenues, which are reported on a lag, came in relatively flat for 2024. Commercial premiums were generally flat for 2024, and represent approximately 22% of net premiums earned in 2024 and 2023.

Net investment income increased, reflecting higher investment yields earned partially offset by a lower invested asset base.

The loss ratios for Title Insurance reflect relatively consistent levels of favorable prior year loss reserve development in 2024 and 2023. For 2024, the current year loss ratio improved, driven by favorable claim trends.

Title Insurance expense ratios reflect the impact of a $17.2 state sales tax assessment paid and expensed in the fourth quarter of 2022 and subsequently recovered and taken into income in 2023. The assessment increased the 2022 expense ratio by 0.5 percentage points, and its recovery reduced the 2023 expense ratio by 0.7 percentage points. Excluding the impacts of the sales tax assessment, the expense ratios improved as a result of expense management and scale, most notably in the segment's direct operations.

Together, these factors produced higher pretax operating income for 2024.

Corporate & Other Operating Results

				% Change
				2024	2023
Years Ended December 31:	2024	2023	2022	vs. 2023	vs. 2022
Net premiums earned	$14.6	$25.6	$32.9	(42.8)%	(22.1)%
Net investment income	63.3	58.5	53.5	8.2	9.2
Operating revenues	77.9	84.2	86.5	(7.5)	(2.7)
Benefits, loss and loss adjustment expenses	2.6	(5.4)	(13.4)	149.4	59.6
Insurance expenses	7.6	16.1	15.6	(52.3)	3.0
Corporate, interest, and other expenses - net	60.1	56.6	24.4	6.3	131.7
Operating expenses	70.5	67.3	26.6	4.8	152.8
Corporate & Other pretax operating income	$7.3	$16.9	$59.9	(56.5)%	(71.7)%

Corporate & Other includes the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company, several internal corporate services subsidiaries, and consolidation elimination adjustments. Corporate & Other tends to produce highly variable results stemming from volatility inherent in the lack of scale. Net investment income in 2024 reflects the impact of higher investment yields earned, offset slightly by a declining invested asset base which was impacted by share repurchase activity, the sale of the RFIG Run-off business, and the timing of debt issuance and repayment activity. Corporate expenses in 2024 reflect an increase in interest costs associated with the 5.750% Senior Notes issued in March 2024. In addition, 2023 expenses include a one-time charge of $10.7 relating to changes in the structure of a company benefit plan.

Investments

As of December 31, 2024, the consolidated investment portfolio reflected an allocation of approximately 84% to fixed income securities (bonds and notes) and short-term investments, and 16% to equity securities (common and preferred stock). The investment management process remains focused on retaining quality investments that produce consistent streams of investment income, while monitoring concentration limits among the insurance underwriting subsidiaries. The realized investment gains recognized during 2024 are reflective of these initiatives, along with tax planning and interest rate environment considerations. The fixed income portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities of the fixed income securities are matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. The equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

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

Shareholders' Equity Per Share

Changes in shareholders' equity per share are reflected in the following table. As shown, these changes resulted mostly from net operating income, realized and unrealized investment gains (losses), and dividends to shareholders declared during the year.

	Shareholders' Equity Per Share
	December 31,
	2024	2023	2022
Beginning balance	$23.31	$21.07	$22.77
Changes in shareholders' equity:
Net income excluding net investment gains (losses)	3.09	2.65	2.80
Net of tax realized investment gains (losses)	0.27	(0.19)	0.17
Net of tax unrealized investment gains (losses):
Fixed income securities	0.12	1.31	(2.18)
Equity securities	(0.06)	(0.34)	(0.69)
Total net of tax realized and unrealized
investment gains (losses)	0.33	0.78	(2.70)
Cash dividends	(3.06)	(0.98)	(1.92)
Other - net	(0.83)	(0.21)	0.12
Net change	(0.47)	2.24	(1.70)
Ending balance	$22.84	$23.31	$21.07
Percentage change for the period	(2.0)%	10.6%	(7.5)%
Percentage change for the period, inclusive of cash dividends	11.1%	15.3%	0.9%

Total capital returned to shareholders during 2024 was $1,708, comprised of $766 in dividends, and $942 in share repurchases. Changes in shareholders' equity per share for 2024 and 2022 include the impact of special cash dividends of $2.00 per share in December 2024 (paid on January 15, 2025) and $1.00 per share in August 2022 (paid on September 15, 2022).

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated net earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
Years Ended December 31:	2024	2023	2022
Specialty Insurance	$4,677.0	$4,119.2	$3,808.6
Title Insurance	2,619.1	2,562.8	3,833.8
Corporate & Other	14.6	25.6	32.9
Total	$7,310.8	$6,707.7	$7,675.3
Percentage change from prior period	9.0%	(12.6)%	(4.1)%

For 2024, consolidated net premiums and fees earned increased 9.0%, resulting from strong growth in Specialty Insurance, and growth in Title Insurance. For 2023, consolidated net premiums and fees earned decreased 12.6% due to a decline in Title Insurance net premiums and fees partially offset by strong growth in Specialty Insurance.

Net Investment Income

The following tables reflect the invested asset bases as of the indicated dates, the investment income earned and resulting yields on such assets. Because the Company can exercise little control over fair values, management evaluates yields on the basis of investment income earned in relation to the book value of the underlying invested assets.

	Invested Assets at Book Value				Fair Value Adjust- ment	Invested Assets at Fair Value
	Specialty Insurance	Title Insurance	Corporate & Other	Total
As of December 31:
2023	$12,030.5	$1,350.2	$1,463.8	$14,844.5	$1,023.1	$15,867.7
2024	$12,489.8	$1,334.2	$1,211.1	$15,035.1	$1,043.8	$16,079.0

	Net Investment Income				Yield at
	Specialty Insurance	Title Insurance	Corporate & Other	Total	Book Value	Fair Value
Years Ended
December 31:
2022	$358.0	$47.9	$53.5	$459.5	3.07%	2.83%
2023	462.7	57.0	58.5	578.3	3.82	3.62
2024	$546.5	$63.2	$63.3	$673.1	4.47%	4.18%

Net investment income increased 16.4% in 2024 and 25.8% in 2023, driven by higher investment yields. During 2024, the Company reinvested in corporate fixed income securities with an average yield of 4.8% compared to an average book yield on disposals of 3.5%.

Loss and Loss Adjustment Expenses

Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of December 31, 2024 and 2023:

	Loss and Loss Adjustment Expense Reserves
December 31:	2024		2023
	Gross	Net	Gross	Net
Workers' compensation	$4,653.0	$2,604.5	$4,723.5	$2,725.3
Commercial auto	4,288.6	1,993.2	3,492.8	1,808.4
General liability	1,763.5	817.0	1,518.8	705.5
Financial indemnity	926.6	715.2	873.7	652.7
Other coverages	1,206.1	903.2	1,016.5	759.8
Unallocated loss adjustment expense reserves	308.1	308.1	303.3	303.3
Total Specialty Insurance reserves	13,146.2	7,341.5	11,928.9	6,955.2
Title Insurance	572.7	572.7	598.5	598.5
Life and accident	8.8	6.4	10.7	6.6
Total loss and loss adjustment expense reserves	$13,727.7	$7,920.6	$12,538.2	$7,560.4
Asbestosis and environmental loss reserves included
in the above Specialty Insurance reserves:
Amount	$167.6	$106.5	$130.6	$87.5
% of total Specialty Insurance reserves	1.3%	1.5%	1.1%	1.3%

A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 5 in the Notes to Consolidated Financial Statements.

The percentage of net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's two reportable segments and for its consolidated operations were as follows:

Years Ended December 31:	2024	2023	2022
Specialty Insurance	64.1%	62.0%	62.1%
Title Insurance	1.8	1.9	2.3
Consolidated loss ratio	41.7%	38.7%	31.8%

Reconciliation of consolidated loss ratio:
Provision for insured events of the current year	43.9%	43.3%	35.5%
Change in provision for insured events of prior years:
Net favorable development	(2.2)	(4.6)	(3.7)
Consolidated loss ratio	41.7%	38.7%	31.8%

The increases in the consolidated loss and loss adjustment expense ratios for the periods presented above are impacted by the shift in mix with Specialty Insurance contributing more to the total in more recent periods. Additionally, the 2024 ratios were also affected by improving current year loss ratios that were more than offset by lower levels of favorable prior year loss reserve development within Specialty Insurance.

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments in 2024, 2023, and 2022, which on average decreased the consolidated loss ratio by 3.5 percentage points. Specialty Insurance experienced favorable development in 2024, but to a lesser degree than the high levels experienced in 2023 and 2022. Favorable development in Specialty Insurance continues within workers’ compensation, commercial auto, and property lines of coverage. Title Insurance experienced relatively consistent levels of favorable development as a percentage of net premiums and fees earned in 2024 compared to 2023.

Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. Management maintains hold periods that vary primarily by line of business. However, reserves may be increased within a holding period if the initial expected loss ratio may be inadequate. Conversely, in certain cases, reserves may be released within a holding period when the redundancies are expected to exceed the upper end of the actuarially determined range, or if an increase to an initial expected loss ratio within a hold period is subsequently deemed to be excessive. No representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates. In management's opinion, such changes in net losses and related costs are not likely to have a material effect on the Company's consolidated financial position, although it could materially affect its consolidated results of operations for any one annual or interim reporting period. See further discussion in this Annual Report on Form 10-K under Item 1A - Risk Factors.

Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each reportable segment and in consolidation for the periods shown:

Years Ended December 31:	2024	2023	2022
Specialty Insurance	28.1%	28.2%	27.4%
Title Insurance	95.2	95.2	90.9
Consolidated	52.2%	53.9%	59.2%

Variations in the Company's consolidated expense ratios reflect a continually changing mix of coverages sold and costs of producing business. To a significant degree, expense ratios for both the Specialty and Title Insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income and can fluctuate with line of coverage mix. General operating expenses are routinely subject to timing as well as investments in business expansion and information technology. The decreases in the consolidated expense ratios for the periods presented in the table above are impacted by the shift in mix with Specialty Insurance contributing more to the total. The ratios also reflect the benefit from scale, offset by costs incurred to start-up new underwriting subsidiaries and invest in information technology.

Combined Ratios

The combined ratios of the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

Years Ended December 31:	2024	2023	2022
Specialty Insurance	92.2%	90.2%	89.5%
Title Insurance	97.0	97.1	93.2
Consolidated	93.9%	92.6%	91.0%

Net Investment Gains (Losses)

The Company's investment policies are designed to produce a stable source of income from interest and dividends, support the protection of capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The following table reflects the composition of net investment gains or losses for the periods shown.

Years Ended December 31:	2024	2023	2022
Realized investment gains (losses) from actual transactions:
Fixed income	$(112.1)	$(180.7)	$(187.6)
Equity securities and other	206.5	165.5	373.3
Total	94.3	(15.2)	185.7
Impairment losses	(5.4)	(51.8)	(123.5)
Unrealized gains (losses) from changes in fair value of equity securities	(18.9)	(123.9)	(263.4)
Total investment gains (losses)	$69.9	$(190.9)	$(201.1)

Dispositions of fixed income securities from scheduled maturities and early calls were 39.9%, 48.3%, and 49.1% of total fixed income dispositions occurring in 2024, 2023, and 2022, respectively. Realized gain (loss) activity in 2024 was primarily the result of portfolio management, including the Company's monitoring of concentration limits at the individual legal entity levels, tax planning, and interest rate environment considerations. Sales activity within the fixed income portfolio allowed the Company to increase its book yield on that portfolio quicker than anticipated, taking full advantage of the current interest rate environment, in a tax efficient manner.

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

Income Taxes

The effective consolidated income tax rates were 20.3%, 19.9%, and 19.9% in 2024, 2023, and 2022, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax preferred investment income (principally tax-exempt interest and dividend income).

Segment Overview

Specialty Insurance

Summary Operating Results
				% Change
				2024	2023
Years Ended December 31:	2024	2023	2022	vs. 2023	vs. 2022
Revenues:
Net premiums written	$5,030.5	$4,356.3	$3,978.2	15.5%	9.5%
Net premiums earned	4,677.0	4,119.2	3,808.6	13.5	8.2
Other income	177.0	162.2	148.9	9.1	8.9

Expenses:
Loss and loss adjustment expenses	2,975.6	2,536.7	2,352.0	17.3	7.9
Dividends to policyholders	23.5	16.5	12.5	42.0	32.1
Underwriting, acquisition, and other expenses:
Commissions	546.8	465.3	435.1	17.5	6.9
Insurance taxes, licenses, and fees	172.7	159.8	161.1	8.1	(0.8)
Subtotal	719.6	625.2	596.2	15.1	4.9
General expenses	771.1	697.0	595.7	10.6	17.0
Total underwriting, acquisition, and
other expenses	1,490.8	1,322.2	1,192.0	12.7	10.9
Segment underwriting income	$364.0	$406.0	$400.9	(10.3)%	1.3%

Loss ratio:
Current year	66.4%	67.7%	67.2%
Prior years	(2.3)	(5.7)	(5.1)
Total	64.1	62.0	62.1
Expense ratio	28.1	28.2	27.4
Combined ratio	92.2%	90.2%	89.5%

Specialty Insurance continued to produce a highly profitable combined ratio and strong segment underwriting income in 2024, with lower levels of favorable prior year loss reserve development compared to 2023 and 2022.

Premiums & Fees

The percentage of net earned premiums for major insurance coverages in the Specialty Insurance segment was as follows:

	Specialty Insurance Net Earned Premiums by Type of Coverage
Years Ended December 31:	2024	2023	2022
Commercial auto	41.9%	41.0%	39.5%
Workers' compensation	17.9	19.5	21.3
Property	12.8	11.5	9.8
General liability	7.8	6.1	5.2
Financial indemnity	6.9	8.4	10.3
Home and auto warranty	6.7	7.6	8.7
Other coverages	6.0%	5.9%	5.2%

Specialty Insurance net premiums earned increased 13.5% for 2024, driven by a combination of premium rate increases, high renewal retention ratios, and new business production. The growth includes contributions from recently established insurance underwriting subsidiaries, including Old Republic Accident & Health's first premium production coming in the fourth quarter. Premium growth was most pronounced within commercial auto, property, and general liability. Public D&O and transactional risk premiums (included within financial indemnity) declined throughout the year, largely due to market conditions and the fourth quarter exit of the transactional risk business that produced $19.4 of net premiums earned in 2024. Commercial auto, general liability, and property continued to achieve strong rate increases, while rate declines continued in public D&O and workers' compensation. Investments in new underwriting subsidiaries have contributed, and are expected to continue to contribute, to the Company's production of lines outside of commercial auto and workers' compensation.

Specialty Insurance net premiums earned increased 8.2% for 2023, also driven by a combination of premium rate increases, high renewal retention ratios, and new business production. Premium growth occurred across most lines of coverage and was most pronounced within commercial auto, property, and general liability, partially offset by declines in public D&O and home warranty. Commercial auto, general liability and property achieved strong rate increases while there were rate declines in public D&O and workers' compensation.

Loss and Loss Adjustment Expenses

The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	Specialty Insurance Loss Ratios by Type of Coverage
Years Ended December 31:	2024	2023	2022
Commercial auto	72.4%	71.5%	66.6%
Workers' compensation	48.0	41.4	45.9
Property	53.2	61.0	65.4
Financial indemnity	63.9	48.2	67.0
General liability	72.9	76.0	71.6
Home and auto warranty	58.2	65.5	66.9
Other coverages	73.1	65.9	60.4
All coverages	64.1%	62.0%	62.1%
Overall, the loss ratios for Specialty Insurance in 2024 were within expectations despite the lower favorable loss reserve development from prior periods when compared to the historically high levels experienced in 2023 and 2022.

Net favorable reserve development came primarily from:

•workers’ compensation (favorable development predominantly from accident years 2012-2019, partially offset by unfavorable development predominantly from years prior to 2011, 2022, and 2023);
•commercial auto (favorable development predominantly from accident years 2017-2022, partially offset by unfavorable development from 2023); and
•property, which includes commercial multi-peril (favorable development predominantly from accident years 2016-2019 and 2023).

Net unfavorable reserve development came primarily from:

•general liability, which includes excess coverages, at a relatively consistent level with 2023; and
•transactional risk (included within financial indemnity), which is a small component of the professional liability business (approximately $19.4 of premium in 2024) and is a low frequency, high severity product.

The 2023 favorable development was largely attributable to workers' compensation and commercial auto, offset by general liability. In 2022, the property loss ratio was elevated primarily due to the impacts of Hurricane Ian, impacted by reinstatement premiums of $16.6 and losses based on the Company's estimated $10.0 net retention, and the financial indemnity loss ratio reflected an elevated level of security class action claims on public D&O from accident years 2018 and 2019.

Unfavorable asbestosis and environmental (A&E) claim developments included in the general liability coverages above are typically attributable to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to the A&E category of losses. Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unaffiliated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this analysis of an insurer's A&E loss reserve level, Old Republic's average five-year paid loss survival ratios stood at 8.3 years (gross) and 8.4 years (net of reinsurance) as of December 31, 2024, and 6.6 years (gross) and 7.4 years (net of reinsurance) as of December 31, 2023. Fluctuations in this ratio between years can be caused by the inconsistent payout patterns associated with these types of claims. For the five years ended December 31, 2024, incurred A&E claims and related loss settlement costs have averaged 0.7% of average annual Specialty Insurance loss and loss adjustment expenses.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2024 and 2023 is as follows:

December 31:	2024		2023
	Gross	Net	Gross	Net
Asbestosis:
Reserves at beginning of year	$109.2	$70.2	$98.3	$66.7
Loss and loss expenses incurred	52.1	27.9	27.9	16.9
Loss and loss adjustment expenses paid	15.1	9.7	17.0	13.4
Reserves at end of year	146.2	88.4	109.2	70.2

Environmental:
Reserves at beginning of year	21.4	17.3	23.0	17.3
Loss and loss expenses incurred	1.3	1.2	0.4	1.4
Loss and loss adjustment expenses paid	1.3	0.4	2.0	1.5
Reserves at end of year	21.4	18.1	21.4	17.3
Total asbestosis and environmental reserves	$167.6	$106.5	$130.6	$87.5

In 2024, the Company responded to industry severity trends by considerably increasing A&E reserves (reported in general liability) on both a gross and a net basis.

Sales and General Expenses

The expense ratio for 2024 was in line with expectations and generally reflects the benefit from scale, offset by costs incurred to start-up new underwriting subsidiaries and invest in information technology. Higher personnel and information technology costs contributed to the higher expense ratio in 2023 when compared to 2022.

Title Insurance

Summary Operating Results
				% Change
				2024	2023
Years Ended December 31:	2024	2023	2022	vs. 2023	vs. 2022
Revenues:
Net premiums earned	$2,334.6	$2,300.9	$3,500.6	1.5%	(34.3)%
Title, escrow, and other fees	284.4	261.8	333.2	8.6	(21.4)
Total premiums and fees	2,619.1	2,562.8	3,833.8	2.2	(33.2)
Other income	0.6	0.7	0.9	(18.1)	(15.4)

Expenses:
Loss and loss adjustment expenses	46.1	48.7	89.1	(5.4)	(45.3)
Underwriting, acquisition, and other expenses:
Commissions	1,601.2	1,608.1	2,464.8	(0.4)	(34.8)
Insurance taxes, licenses, and fees	37.5	18.7	73.5	100.0	(74.5)
Subtotal	1,638.7	1,626.8	2,538.3	0.7	(35.9)
General expenses	855.1	812.4	945.8	5.3	(14.1)
Total underwriting, acquisition, and
other expenses	2,493.8	2,439.3	3,484.2	2.2	(30.0)
Segment underwriting income	$79.7	$75.4	$261.3	5.7%	(71.1)%

Loss ratio (a):
Current year	3.4%	3.7%	3.6%
Prior years	(1.6)	(1.8)	(1.3)
Total	1.8	1.9	2.3
Expense ratio	95.2	95.2	90.9
Combined ratio	97.0%	97.1%	93.2%
__________

(a)    Title loss, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.

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

The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

	Premium and Fee Production by Source
Years Ended December 31:	2024	2023	2022
Direct Operations	23.0%	21.0%	19.5%
Independent Title Agents	77.0%	79.0%	80.5%

Title Insurance net premiums and fees earned increased by 2.2% in 2024. Directly produced revenues grew in 2024, while agency produced revenues, which are reported on a lag, came in relatively flat for 2024. Commercial premiums were generally flat for 2024, and represent approximately 22% of premiums earned in 2024 and 2023. For 2023, net premiums and fees earned declined by 33.2%, driven by a continued drop in mortgage originations attributable to higher mortgage interest rates.

Loss and Loss Adjustment Expenses

Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years continued to reduce the loss ratios for the periods reported.

Sales and General Expenses

Sales and general expenses for 2023 were impacted by the recovery of a $17.2 state sales tax assessment paid and expensed in the fourth quarter of 2022. The assessment increased the 2022 expense ratio by 0.5 percentage points and its recovery reduced the 2023 expense ratio by 0.7 percentage points. Excluding the impact of the sales tax assessment on the 2023 expense ratio, the expense ratio for 2024 improved as a result of expense management and scale, most notably in the segment's direct operations. The 2023 expense ratio also reflects the impact of lower directly produced revenues that carry higher expenses.

FINANCIAL POSITION

The Company's financial position at December 31, 2024 reflected increases in assets and liabilities of 5.1% and 10.6%, respectively, and a decrease in common shareholders' equity of 12.4%, when compared to the immediately preceding year-end. Cash and invested assets represented 58.9% and 61.1% of consolidated assets as of December 31, 2024 and 2023, respectively. As of year-end 2024, the cash and invested asset base increased by 1.4% to $16,408.8.

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both December 31, 2024 and 2023, nearly all of the Company's investments consisted of marketable securities. The investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counter-party risk attributes. At December 31, 2024, the Company had no fixed income securities in default as to principal and/or interest.

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

The fair value of the Company's fixed income investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the fixed income investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed income securities. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed income investment portfolio. All such changes in fair value of securities are reflected, net of deferred income taxes, directly in the common shareholders' equity account, and as a separate component of the consolidated statements of comprehensive income. Given the Company's inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed income securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

Possible future declines in fair values for Old Republic's fixed income portfolio would negatively affect the common shareholders' equity account at any point in time but would not necessarily result in the recognition of realized investment losses.

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown:

Fixed Income Securities Stratified by Credit Quality (a)

December 31:	2024	2023
Aaa	18.0%	18.8%
Aa	9.4	9.5
A	40.5	35.9
Baa	30.7	34.7
Total investment grade	98.6	98.9
Non-investment grade or non-rated issuers	1.4	1.1
Total	100.0%	100.0%
__________

(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates, and Municipal issuers.

Tight credit spreads resulted in a preference toward purchases of higher rated securities during 2024.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Fixed Income Securities
December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Consumer, Cyclical	$42.3	$—	$1.2	$41.1
Energy	40.4	0.2	0.3	40.3
Basic Materials	29.9	—	0.9	29.0
Industrial	22.6	—	0.9	21.7
Other (includes three industry groups)	26.1	—	0.2	25.9
Total	$161.5	$0.4	$3.7	$158.2

Investment Grade Fixed Income Securities by Industry Concentration:
Government	$2,255.8	$2.7	$62.6	$2,195.9
Consumer, Non-cyclical	2,034.0	13.6	20.5	2,027.2
Utilities	2,014.5	11.8	29.5	1,996.8
Financial	1,560.8	15.7	11.4	1,565.1
Industrial	1,486.0	13.9	12.9	1,487.1
Consumer, Cyclical	917.3	7.8	5.8	919.3
Energy	649.9	4.6	7.0	647.5
Other (includes four industry groups)	1,095.6	8.5	10.1	1,094.0
Total	$12,014.3	$79.0	$160.1	$11,933.3

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Equity Securities
December 31, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities by Industry Concentration:
Consumer, Non-cyclical	$380.1	$246.4	$4.6	$621.9
Industrial	259.4	359.5	1.2	617.6
Utilities	361.7	150.3	9.4	502.6
Energy	137.7	77.1	—	214.8
Financial	73.8	95.5	—	169.3
Consumer, Cyclical	64.4	84.8	—	149.2
Other (includes five industry groups)	133.4	134.8	3.3	264.9
Total	$1,410.7	$1,148.6	$18.6	$2,540.7

The Company's equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
December 31, 2024	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$1,230.4	$17.2	$7.4	$—
Due after one year through five years	3,245.6	68.9	76.6	2.3
Due after five years through ten years	2,473.4	33.9	72.1	1.3
Due after ten years	321.5	—	7.6	—
Total	$7,271.1	$120.1	$163.8	$3.7

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
December 31, 2024	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Income Securities:
One to six months	$75.0	$—	$—	$75.0
Seven to twelve months	—	—	—	—
More than twelve months	88.7	—	—	88.7
Total	$163.8	$—	$—	$163.8

In the above tables the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Age Distribution of Fixed Income Securities

December 31:	2024	2023
Maturity Ranges:
Due in one year or less	11.9%	13.1%
Due after one year through five years	47.9	49.9
Due after five years through ten years	37.4	36.3
Due after ten years through fifteen years	2.7	0.6
Due after fifteen years	0.1	0.1
Total	100.0%	100.0%

Average Maturity in Years	4.5	4.3
Duration	3.8	3.7

The shift in 2024 to fixed income securities with longer maturities is a result of continued asset-liability matching consideration.

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.8 as of December 31, 2024 implies that a 100-basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the fixed income investment portfolio of approximately 3.8%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2024 statutory balances, the Company can receive up to $952.2 in ordinary dividends from its subsidiaries in 2025 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated cash dividend payments to shareholders, operating expenses, and the near-term capital needs of its operating subsidiaries.

Old Republic's total capitalization of $7,207.6 at December 31, 2024 consisted of debt of $1,588.7 and common shareholders' equity of $5,618.9. Changes in the common shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), dividend payments to shareholders, and share repurchases for the year then ended. At December 31, 2024, the Company's consolidated debt to equity ratio was 28.3%.

Old Republic has paid a regular cash dividend without interruption since 1942 (83 years), and it has raised the regular annual cash dividend for each of the past 43 years. The dividend amount is reviewed and approved by the Board of Directors quarterly and annually. In establishing each year's regular cash dividend, the Company does not follow a strict formulaic approach, and favors an increasing dividend amount largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's regular dividend is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual earnings for the five to ten most recent calendar years, the amount of stock repurchases, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries. Recently, the Company has repurchased significant amounts of its outstanding shares, and the Board of Directors decided to increase regular cash dividends accordingly.

During 2024, the Company returned capital to shareholders of $1,708, comprised of $766 in dividends and $942 in share repurchases (29.9 million shares at an average price of $31.82 per share). Following the close of the year and through February 19, 2025, the Company repurchased 0.7 million additional shares for $25.5 (average price of $34.57), leaving approximately $206 remaining under the most recent authorization approved by the Company's Board of Directors in March 2024. The repurchase program was intended to comply with Rule 10b-18 and had no expiration date, did not require the purchase of any minimum number of shares and could be suspended, modified or discontinued at any time without prior notice. Old Republic may also from time to time repurchase shares pursuant to written, pre-arranged Rule 10b5-1 plans. The Company's Board of Directors also declared special cash dividends of $2.00 per share in December 2024 (paid on January 15, 2025) and $1.00 per share in August 2022 (paid on September 15, 2022). In reaching a decision to authorize the share repurchase programs and/or special dividends, the Board of Directors evaluates such factors as the current and foreseeable liquidity and capital needs of the parent holding company and its insurance company subsidiaries. Capital needs are estimated based on many factors including statutory requirements of the Company's insurance company subsidiaries (largely based on risk-based capital requirements, reserves to surplus ratios, and premiums to surplus ratios), internal enterprise risk management metrics that measure balance sheet risks against the Company's risk tolerances (including various stress tests) and capital required to maintain the current rating agency ratings.

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

Contractual Obligations

The following table shows certain information relating to the required reporting of contractual obligations as of December 31, 2024:

	2025	2026 and 2027	2028 and 2029	2030 and After	Total
Contractual Obligations:
Debt	$—	$550.0	$—	$1,050.0	$1,600.0
Interest on Debt	69.3	117.3	96.0	593.5	876.2
Operating Leases	57.9	81.5	49.3	70.0	258.8
Loss and Loss Adjustment Reserves (a)	3,277.0	3,942.2	1,872.7	4,635.7	13,727.7
Total	$3,404.2	$4,691.1	$2,018.1	$6,349.2	$16,462.8

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

The following table displays the Company's Specialty Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2024.

					% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Loss	Exposure	Reinsured
Reinsurer	Rating	Losses	Reserves	to Reinsurer	Liabilities
Day One Insurance, Inc.	Unrated	$—	$1,472.1	$1,472.1	24.6%
Hannover Ruckversicherungs	A+	30.4	463.0	493.4	8.3
Archway Insurance, Ltd.	Unrated	3.6	446.8	450.4	7.5
Endurance Assurance Corporation	A+	7.5	355.9	363.4	6.1
Summit Insurance, Ltd.	Unrated	—	248.5	248.5	4.2
Munich Re America, Inc.	A+	32.8	188.5	221.3	3.7
Partner Reinsurance Company	A+	7.1	146.6	153.7	2.6
ARU SPC, Ltd.	Unrated	1.8	140.4	142.2	2.4
Cayalyst Insurance, Ltd.	Unrated	4.1	131.5	135.7	2.3
National WC Reinsurance Pool	Industry Pool	8.3	125.1	133.4	2.2
		$95.9	$3,718.7	$3,814.6	63.8%

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid losses and unearned premium and policy reserves. Such reinsurance balances recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by insureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to insureds' high deductible retentions are substantially collateralized by irrevocable letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and insureds who purchase its retrospectively rated or high deductible policies. Allowances for estimated credit losses are recognized because reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to insureds or their beneficiaries.

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss from any one event to a maximum of: $5.2 for workers' compensation; $7.9 for commercial auto liability; $7.9 for general liability; $14.8 for D&O; $2.2 for aviation; and $23.1 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0.

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
Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. The program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger was $200.0 for 2024. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposures.

CRITICAL ACCOUNTING ESTIMATES

The Company's annual financial statements incorporate a large number and types of estimates relative to matters which are highly uncertain at the time the estimates are made. The estimation process required of an insurance enterprise such as Old Republic is by its very nature highly dynamic because it necessitates a continuous evaluation, analysis, and quantification of factual data as it becomes known to the Company. As a result, actual experienced outcomes can differ from the estimates made at any point in time and thus affect future periods' reported revenues, expenses, net income or loss, and financial condition.

Changes in estimates generally result from altered circumstances, newly emerging information and its effect on past assumptions and judgments, the effects of securities markets valuations, and changes in inflation rates and future economic conditions beyond the Company's control. As a result, Old Republic cannot predict, quantify, or guaranty the likely impact that changes in estimates will have on its future financial condition or results of operations.

Old Republic believes that its most critical accounting estimate relates to the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting this estimate are summarized as follows:

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

Most of Old Republic's consolidated loss and loss adjustment expense reserves stem from its Specialty Insurance business. At December 31, 2024, such reserves accounted for 95.8% and 92.7% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2023 represented 95.1% and 92.0% of the respective consolidated amounts.

The Company's reserve setting process reflects the nature of its insurance business and the operationally decentralized basis upon which it is conducted. Old Republic's Specialty Insurance operations encompass a large variety of coverages or classes of predominantly commercial insurance; it does not have a meaningful exposure to personal insurance coverages such as homeowners or private passenger auto insurance. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims from trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to E&O, D&O or transactional risk liability coverages are usually not prone to immediate evaluation or quantification because such claims may be litigated over several years and their ultimate costs may be affected by judge or jury verdicts. Approximately 87% of the Specialty Insurance's loss reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

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

Aggregate loss reserves consist of estimates for claims and allocated loss adjustment expenses that have been reported (case) to the Company's insurance subsidiaries and reserves for claims and allocated loss adjustment expenses that have been incurred but not yet reported (IBNR) or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time.

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

Overall, reserves pertaining to several hundred large individual commercial insurance accounts that exhibit sufficient statistical credibility, and at times may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions through captive insurers and similar risk management mechanisms, are established on an account by account basis using case reserves and applicable formula-driven methods. Large account reserves are usually set and analyzed for groups of coverages such as workers' compensation, commercial auto, and general liability that are underwritten jointly for many customers. For certain long-tail categories of insurance such as retained or assumed excess liability or excess workers' compensation, D&O liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected loss ratios. Such expected loss ratios typically reflect currently estimated loss ratios from prior accident years, adjusted for the effect of actual and anticipated rate changes, actual and anticipated changes in coverage, reinsurance, mix of business, and other anticipated changes in external factors such as trends in loss costs or the legal and claims environment. Expected loss ratios are generally held for the two to five most recent accident years depending on the individual class or category of business. However, reserves may be increased within a holding period if the initial expected loss ratio may be inadequate. Conversely, in certain cases, reserves may be released within a holding period when the redundancies are expected to exceed the upper end of the actuarially determined range, or if an increase to an initial expected loss ratio within a hold period is subsequently deemed to be excessive. As actual claims data emerges in succeeding interim and annual periods, accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical projection techniques such as the Bornhuetter/Ferguson method, which utilizes data from the more mature experience of prior years to arrive at a likely indication of more recent years' loss trends and costs.

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

As discussed above, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•Holding expected loss ratios for the two to five most recent accident years, particularly for long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail coverages generally include workers' compensation, commercial auto liability, general liability, E&O and D&O liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 94.1% and 94.2%, and averaged 94.1% of gross consolidated loss reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 93.8% and 94.9% and averaged 94.4% as of the same dates.
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

Specialty Insurance net loss reserves can be affected by actual experience differing from expectations related to:
•frequency of claims incurred but not reported;
•the effect of reserve discounts applicable to certain workers' compensation claims;
•severity of litigated claims;
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

Consolidated loss costs developed favorably in the three most recent calendar years. This development had the effect of reducing consolidated annual loss costs for the three most recent years within a range of 4.8% and 10.6%, or by an average of approximately 8.6% per annum. As a percentage of each of these years' consolidated earned premiums and fees, the favorable developments have ranged between 2.2% and 4.6%, and have averaged 3.5%.

The consolidated cumulative development on prior year loss reserves over the past ten years through December 31, 2024 has ranged from 2.2% favorable to 16.3% favorable and averaged 11.2% favorable (approximately $887.1 based on current year ending reserves). Given the long tail associated with most of the Company’s lines of business, this loss reserve development has occurred over many years. The consolidated one-year development on prior year loss reserves over the past ten years through December 31, 2024 has ranged from 0.5% favorable to 4.3% favorable and averaged 2.3% favorable (approximately $182.1 based on current year ending reserves). Management does not have a practical business reason for making projections of likely outcomes of future loss developments. Further, the analysis and evaluation of the existing business mix, the natural offset effects of the Company's diverse coverage, current aggregate loss reserve levels, and loss development patterns suggest these historical outcomes are illustrative of the reasonable likelihood of how 2024 year-end loss reserves could ultimately develop. The most significant factors impacting the potential reserve development for each of the Company's insurance segments are discussed above.

The current analysis of loss development factors and economic conditions influencing the Company's insurance coverages point to a position of reserve adequacy. In management's opinion, the other segments' loss reserve development patterns (most notably those associated with title insurance) show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using the historical outcomes presented above provides a reasonable range of cumulative and one-year reserve development for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2024.

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

Some of the oral or written statements made in the Company's reports, press releases, and conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally include words such as "expect," "predict," "estimate," "will," "should," "anticipate," "believe," and similar expressions. Any such forward-looking statements involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's Specialty Insurance segment, its results can be particularly affected by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of investment yields and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, claims development and the impact on loss reserves, adequacy and availability of reinsurance, uncertainties in underwriting and pricing risks, and unanticipated external events. Title Insurance results can be affected by similar factors, and by changes in national and regional housing demand and values, the availability and cost of mortgage loans and employment trends. Life and accident insurance earnings can be affected by the levels of employment and consumer spending, changes in mortality and health trends, and alterations in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company's widespread operations. In addition, results could be particularly affected by technology and security breaches or failures, including cybersecurity incidents.

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors and the various risks, uncertainties, and other factors that are included from time to time in other Securities and Exchange Commission filings.

Any forward-looking statements or commentaries speak only as of their dates. Old Republic undertakes no obligation to publicly update or revise any and all such comments, whether as a result of new information, future events or otherwise, and accordingly they may not be unduly relied upon.

Item 7A - Quantitative and Qualitative Disclosure About Market Risk ($ in Millions)

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments as a result of changes in interest rates, equity prices, foreign exchange rates and commodity prices. Old Republic's primary market risks consist of interest rate risk associated with investments in fixed income securities and equity price risk associated with investments in equity securities. The Company has no material foreign exchange or commodity risk.

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

The fair value of the Company's fixed income investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the fixed income investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed income securities. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed income investment portfolio. All such changes in fair value of securities are reflected, net of deferred income taxes, directly in the common shareholders' equity account, and as a separate component of the consolidated statements of comprehensive income. Given the Company's inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed income securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2024:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500

Interest Rate Risk:
Fixed Income Securities	$12,091.5	100	basis point rate increase	$11,628.4
		200	basis point rate increase	11,165.3
		100	basis point rate decrease	12,554.6
		200	basis point rate decrease	$13,017.7

Equity Price Risk:
Equity Securities	$2,540.7	10%	increase in the S&P 500	$2,731.3
		20%	increase in the S&P 500	2,921.8
		10%	decline in the S&P 500	2,350.1
		20%	decline in the S&P 500	$2,159.6

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Page No.
Consolidated Balance Sheets	49
Consolidated Statements of Income	50
Consolidated Statements of Comprehensive Income	51
Consolidated Statements of Preferred Stock and Common Shareholders' Equity	52
Consolidated Statements of Cash Flows	53
Notes to Consolidated Financial Statements	54 - 87
Report of Independent Registered Public Accounting Firm	88 - 89

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

		December 31,
		2024	2023
Assets
Investments:
Fixed income securities (at fair value) (amortized cost: $12,175.9 and $12,263.0)		$12,091.5	$12,139.9
Short-term investments (at fair value which approximates cost)		1,403.7	1,032.6
Equity securities (at fair value) (cost: $1,410.7 and $1,511.9)		2,540.7	2,660.8
Other investments		42.8	34.3
Total investments		16,079.0	15,867.7
Cash		201.9	202.8
Accrued investment income		127.9	117.0
Accounts and notes receivable		2,471.6	2,201.4
Federal income tax recoverable: Current		13.8	21.8
Reinsurance balances and funds held		423.1	544.7
Reinsurance recoverable: Paid loss and loss adjustment expenses		185.3	175.4
Loss and loss adjustment expense reserves		5,807.1	4,977.7
Unearned premium and policy reserves		921.6	798.2
Deferred policy acquisition costs		531.3	417.8
Assets held-for-sale		—	194.8
Other assets		1,080.2	981.5
Total assets		$27,843.1	$26,501.4

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves		$13,727.7	$12,538.2
Unearned premiums		3,505.4	3,042.7
Other policyholders' benefits and funds held		174.0	150.3
Total policy liabilities		17,407.2	15,731.4
Commissions, expenses, fees, and taxes		547.5	532.9
Reinsurance balances and funds held		1,409.8	1,380.9
Federal income tax: Deferred		129.1	105.6
Debt		1,588.7	1,591.2
Liabilities held-for-sale		—	56.8
Other liabilities		1,141.6	691.6
Total liabilities		22,224.1	20,090.7
Preferred Stock	($0.01 par value; 75,000,000 shares authorized; none issued)	—	—
Common Shareholders' Equity:
Common stock ($1.00 par value; 500,000,000 shares authorized; 248,817,316 and 278,392,263 shares issued)(Class B - $1.00 par value; 100,000,000 shares authorized; none issued)		248.8	278.3
Additional paid-in capital		—	678.7
Retained earnings		5,519.7	5,644.3
Accumulated other comprehensive loss		(102.4)	(132.4)
Unallocated 401(k) plan shares (at cost)		(47.1)	(58.2)
Total common shareholders' equity		5,618.9	6,410.7
Total liabilities, preferred stock and common shareholders' equity		$27,843.1	$26,501.4

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Net premiums earned	$7,026.4	$6,445.9	$7,342.1
Title, escrow, and other fees	284.4	261.8	333.2
Total premiums and fees	7,310.8	6,707.7	7,675.3
Net investment income	673.1	578.3	459.5
Other income	177.6	163.1	149.9
Total operating revenues	8,161.6	7,449.3	8,284.9
Net investment gains (losses):
Realized from actual transactions and impairments	88.8	(67.0)	62.2
Unrealized from changes in fair value of equity securities	(18.9)	(123.9)	(263.4)
Total net investment gains (losses)	69.9	(190.9)	(201.1)
Total revenues	8,231.5	7,258.3	8,083.7

Expenses:
Loss and loss adjustment expenses	3,024.4	2,580.0	2,427.7
Dividends to policyholders	23.5	16.5	12.5
Underwriting, acquisition, and other expenses	4,036.4	3,843.6	4,719.2
Interest and other charges	77.3	70.5	66.7
Total expenses	7,161.7	6,510.8	7,226.3
Income before income taxes	1,069.7	747.4	857.4

Income Taxes (Credits):
Current	205.2	186.2	226.0
Deferred	11.7	(37.4)	(55.1)
Total	216.9	148.7	170.9

Net Income	$852.7	$598.6	$686.4

Net Income Per Share:
Basic	$3.30	$2.12	$2.28
Diluted	$3.24	$2.10	$2.26

Average shares outstanding: Basic	258,032,085	282,732,526	301,676,941
Diluted	262,880,631	285,471,064	303,296,612

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2024	2023	2022
Net Income As Reported	$852.7	$598.6	$686.4

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized gains (losses) before reclassifications	(72.5)	285.3	(1,145.7)
Amounts reclassified as realized investment
losses in the statements of income	112.2	184.5	312.3
Pretax unrealized gains (losses) on investments	39.6	469.8	(833.3)
Deferred income taxes (credits)	8.7	98.9	(175.9)
Net unrealized gains (losses) on investments	30.9	370.8	(657.3)
Foreign currency translation adjustment and other	(0.9)	14.6	62.0
Total other comprehensive income (loss)	29.9	385.4	(595.3)
Comprehensive Income	$882.6	$984.1	$91.1

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions, Except Share Data)

	Years Ended December 31,
	2024	2023	2022
Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$278.3	$296.9	$307.5
Dividend reinvestment plan	—	—	0.1
Stock-based compensation	0.2	2.3	1.9
Treasury stock restored to unissued status	(29.9)	(20.9)	(12.6)
Balance, end of year	$248.8	$278.3	$296.9

Additional Paid-in Capital:
Balance, beginning of year	$678.7	$1,141.8	$1,376.1
Dividend reinvestment plan	1.3	1.2	2.2
Stock-based compensation	22.4	45.5	31.1
401(k) plan shares released	8.2	4.5	6.1
Treasury stock restored to unissued status	(710.7)	(514.4)	(268.6)
Other - net	—	—	(5.1)
Balance, end of year	$—	$678.7	$1,141.8

Retained Earnings:
Balance, beginning of year	$5,644.3	$5,321.8	$5,216.1
Net income	852.7	598.6	686.4
Dividends on common shares ($3.06, $0.98, and $1.92 per common share)	(766.3)	(276.2)	(580.7)
Treasury stock restored to unissued status	(211.0)	—	—
Balance, end of year	$5,519.7	$5,644.3	$5,321.8

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$(132.4)	$(517.8)	$77.4
Net unrealized gains (losses) on investments, net of tax	30.9	370.8	(657.3)
Foreign currency translation adjustment and other	(0.9)	14.6	62.0
Balance, end of year	$(102.4)	$(132.4)	$(517.8)

Unallocated 401(k) Plan Shares:
Balance, beginning of year	$(58.2)	$(69.5)	$(82.5)
401(k) plan shares released	11.1	11.2	13.0
Balance, end of year	$(47.1)	$(58.2)	$(69.5)

Treasury Stock:
Balance, beginning of year	$—	$—	$—
Common stock repurchases	(951.6)	(535.3)	(281.2)
Restored to unissued status	951.6	535.3	281.2
Balance, end of year	$—	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$852.7	$598.6	$686.4
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(113.4)	(35.2)	(32.0)
Accounts and notes receivable	(270.1)	(274.4)	(158.6)
Loss and loss adjustment expense reserves	354.9	93.4	221.5
Unearned premiums and other policyholders' liabilities	363.4	194.0	157.6
Federal income taxes	20.8	(47.1)	(54.7)
Reinsurance balances and funds held	140.6	23.8	147.2
Realized investment (gains) losses from actual transactions
and impairments	(88.8)	67.0	(62.2)
Unrealized investment (gains) losses from changes in fair value
of equity securities	18.9	123.9	263.4
Other - net	(45.4)	136.3	1.9
Total	1,233.4	880.4	1,170.6

Cash flows from investing activities:
Maturities and calls on fixed income securities	1,617.8	1,353.2	1,356.1
Sales of:
Fixed income securities	2,437.8	1,446.5	1,403.3
Equity securities	327.1	691.5	2,249.4
Other investments	10.6	14.5	11.4
Purchases of:
Fixed income securities	(4,014.3)	(2,919.7)	(5,009.5)
Equity securities	(24.3)	(91.9)	(58.0)
Other investments	(103.5)	(106.4)	(59.7)
Proceeds from sale of subsidiary	136.6	—	—
Net increase in short-term investments	(390.5)	(362.6)	(295.7)
Other - net	(1.2)	0.3	(12.3)
Total	(3.9)	25.3	(415.0)

Cash flows from financing activities:
Issuance of debentures and notes	395.9	—	—
Issuance of common shares	2.0	31.1	26.6
Redemption of debentures and notes	(400.0)	(5.3)	—
Dividends on common shares (including special dividends of
$308.4 paid in 2022)	(271.9)	(275.5)	(579.7)
Repurchase of common stock	(942.2)	(535.3)	(281.2)
Other - net	(10.7)	1.8	1.5
Total	(1,226.9)	(783.2)	(832.7)

Increase (decrease) in cash including balances classified as
held-for-sale:	2.4	122.5	(77.1)
Increase (decrease) in cash balances classified as held-for-sale (a)	(3.3)	(0.8)	—
Cash, beginning of year	202.8	81.0	158.1
Cash, end of year	$201.9	$202.8	$81.0

Supplemental cash flow information:
Cash paid (received) during the period for: Interest	$77.3	$66.0	$65.8
Income taxes	$196.3	$198.3	$226.5
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
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated and as to Share Data)

Old Republic International Corporation is a Chicago-based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into two reportable segments: Specialty Insurance (formerly referred to as General Insurance) and Title Insurance. Effective as of year-end 2024, the Company renamed its reportable segment formerly referred to as "General Insurance" to "Specialty Insurance." Management believes this name more appropriately reflects Old Republic's specialty P&C strategy, with 17 underwriting businesses focused on unique niche markets with specialized distribution, underwriting, claims, and risk control models. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. The results of the Republic Financial Indemnity Group (RFIG) Run-off business, previously a reportable segment, are deemed immaterial and reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with the results of a small life and accident insurance business. Prior period amounts have been reclassified to reflect the change in reportable segments. "Old Republic" or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

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
•premium reserves for Title Insurance intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year's premiums written;
•certain required formula-derived reserves for Specialty Insurance in particular are established for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, which are charged directly against earned surplus; and
•surplus notes are classified as surplus rather than a liability.

The Company has made adjustments to the statutory financial statements of its insurance subsidiaries to conform their accounts with GAAP for these Consolidated Financial Statements and Notes. The following table reflects a summary of all such adjustments:

	Shareholders' Equity		Net Income
	December 31,		Years Ended December 31,
	2024	2023	2024	2023	2022
Statutory totals of insurance
company subsidiaries:
Specialty Insurance	$4,742.8	$4,607.8	$700.4	$594.3	$549.2
Title Insurance	635.6	673.9	140.1	152.3	224.9
RFIG Run-off (a)	—	131.1	4.1	9.8	70.5
Life and Accident	54.5	56.6	5.7	5.2	5.0
Subtotal	5,432.9	5,469.4	850.3	761.6	849.6
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	242.2	1,058.6	(25.3)	(77.2)	11.3
Unadjusted totals	5,675.0	6,527.9	824.9	684.3	860.8
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	338.2	286.7	50.5	34.9	26.3
Investment adjustments	(79.1)	(102.6)	(13.9)	(109.1)	(252.4)
Nonadmitted assets	283.8	207.3	—	—	—
Deferred income taxes	(136.2)	(95.1)	(6.4)	26.2	35.4
Mortgage contingency reserves	—	38.4	—	—	—
Title insurance premium reserves	710.8	733.7	(22.8)	(43.7)	42.5
Loss and loss adjustment expenses	(507.4)	(535.8)	26.7	17.1	(25.2)
Surplus notes	(719.5)	(696.5)	—	—	—
Other adjustments	53.1	46.4	(6.4)	(11.2)	(0.7)
Total adjustments	(56.3)	(117.5)	27.6	(85.7)	(174.4)
Consolidated GAAP totals	$5,618.9	$6,410.7	$852.7	$598.6	$686.4
__________

(a) Includes activity through the effective date of its sale of May 31, 2024.

The insurance laws of the respective states in which the Company’s insurance subsidiaries are incorporated prescribe minimum capital and surplus requirements for the lines of business they are licensed to write. For domestic property and casualty and life and accident insurance companies the National Association of Insurance Commissioners also prescribes risk-based capital (RBC) requirements. RBC is a measure of statutory capital in relationship to a formula-driven definition of risk relative to a company’s balance sheet and mix of business. The combined RBC ratio of the primary insurance subsidiaries contributing to the Specialty Insurance segment was 549% and 609% of the company action level RBC at December 31, 2024 and 2023, respectively. The minimum capital requirements for the Company’s Title Insurance subsidiaries are established by statute in the respective states of domicile. The minimum regulatory capital requirements are not significant in relationship to the recorded statutory capital of the Company’s Title and Life and Accident insurance subsidiaries. At December 31, 2024 and 2023 each of the Company’s insurance subsidiaries exceeded the minimum statutory capital and surplus requirements.

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

Accounting Standard Adoption - In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance expands the breadth and frequency of segment disclosures, including additional disclosures about significant segment expenses. Among other requirements, the guidance:

•Introduces a new requirement to disclose certain significant segment expenses regularly provided to the chief operating decision maker (CODM),
•Extends certain annual disclosures to interim periods,
•Permits more than one measure of segment profit or loss to be reported under certain conditions, and

•Requires disclosure of the title and position of the CODM.

The ASU does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. These disclosure-only requirements were effective for fiscal years beginning after December 15, 2023, and have been incorporated within Note 16 of these Notes to the Consolidated Financial Statements. These requirements will be effective for interim periods within fiscal years beginning after December 15, 2024.

No other new accounting standards were adopted in 2024 that materially impacted the consolidated financial statements.

Accounting Standards Pending Adoption – In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures which will require further disaggregation of existing disclosures for the effective tax rate reconciliation and income taxes paid. More specifically, the amendments will require entities to disclose:

•A tabular effective tax rate reconciliation, broken out into specific categories with certain reconciling items above a 5% threshold further broken out by nature and/or jurisdiction, and
•Income taxes paid (net of refunds received), broken out between federal, state and foreign, and net amounts paid to an individual jurisdiction that exceed 5% of the total.

The requirements are effective for annual reporting in fiscal years beginning after December 15, 2024. The Company continues to evaluate the requirements of this disclosure-only guidance.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses which will require additional disclosure as to the nature of expenses included in the income statement. More specifically, the new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, such as employee compensation, depreciation, and intangible asset amortization. The guidance does not change the requirements for the presentation of expenses on the face of the income statement.

The requirements are effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 and will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of this disclosure-only guidance.

Investments - The Company classifies its fixed income securities as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale, or (3) has the intention of trading. The Company's fixed income portfolio is classified as available for sale as of December 31, 2024 and 2023.

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

The status and fair value changes of fixed income securities are reviewed at least once per quarter to assess whether a decline in fair value of a security below its cost basis is the result of a credit loss. Factors considered in making this assessment include a security's market price history, as well as the issuer's operating results, financial condition and liquidity, its ability to access capital markets and to make scheduled principal or interest payments, credit rating trends, most current audited financial statements, industry and securities markets conditions and analyst expectations. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of the issuer's previously reported earnings or financial condition are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Credit losses are recorded through an allowance with the corresponding charge to realized investment gains (losses). If the Company intends to sell or is more likely than not required to sell a security, the asset is written down to fair value directly through realized investment gains (losses).

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At December 31, 2024, the Company and its subsidiaries did not have significant amounts of non-income producing securities.

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

Revenue Recognition - Pursuant to GAAP applicable to the insurance industry, revenues are recognized as follows:

Substantially all Specialty Insurance premiums pertain to annual policies and are reflected in income on a pro-rata basis in association with the related loss and loss adjustment expenses. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions, and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations.

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly-owned agency subsidiaries) represent 23.0% of 2024, 21.0% of 2023, and 19.5% of 2022 consolidated title business revenues. Such premiums are generally recognized as income at the transaction closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining Title Insurance premium and fee revenues are produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can result in a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and loss reserve provisions.

The Company recognized total contract revenue from customers of $232.3, $215.9, and $210.1 during 2024, 2023, and 2022, respectively. Of these amounts, approximately $157.1, $145.1, and $132.8, respectively, were generated from claims handling and related ancillary services (i.e. risk control services) provided to customers within the Company’s Specialty Insurance segment. Claims handling revenues are recognized on a straight-line basis over the contract period (generally one year) which is commensurate with the entity’s efforts relative to claims adjudication. The related ancillary services revenues are recognized as services are provided and invoiced to the customer. Additionally, revenues from contracts with customers generated from the Company’s Title Insurance segment, consisting primarily of software licensing arrangements, tax-deferred property exchange services, and electronic recording services, totaled $64.5, $62.5, and $69.2 for the years ended December 31, 2024, 2023, and 2022, respectively. Such revenues are generally recognized at a point in time upon completion and invoicing of the services, or in the case of software maintenance agreements, on a straight-line basis over the life of the contract (generally one year).

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

Loss and Loss Adjustment Expense Reserves - The establishment of loss reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims; continually evolving and changing legal theories from the judicial system; recurring accounting, statistical, and actuarial studies; the professional experience and expertise of the Company's claim departments' personnel, attorneys, and independent claim adjusters; ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work‑related injuries; and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of: the opinions of a large number of persons; the application and interpretation of historical precedent and trends; expectations as to future developments; and management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

All reserves are therefore based on estimates which are periodically reviewed and evaluated in the light of emerging loss experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders' dividends, all of which tend to be affected by development of losses in future years, may offset, in whole or in part, favorable or unfavorable loss developments for certain coverages such as workers' compensation, portions of which are written under loss sharing programs that provide for such adjustments. Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. However, no representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates.

Specialty Insurance reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Losses and claims incurred but not reported (IBNR), as well as expenses required to settle losses and claims, are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. As applicable, estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves. Overall loss and loss adjustment expense reserves incorporate amounts covering net estimates of unusual claims such as those emanating from asbestosis and environmental (A&E) exposures. Such reserves can affect claim costs and related loss ratios for such insurance coverages as general liability, commercial auto, workers' compensation, and property.

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

Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets (two to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $39.3, $33.0, and $28.3 in 2024, 2023, and 2022, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized as appropriate.

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

Goodwill and Intangible Assets - Goodwill resulting from business combinations is not amortizable against operations but must be tested annually for possible impairment of its continued value. Intangible assets with definitive lives are amortized against future operating results; whereas indefinite-lived intangibles are tested annually for impairment. Annual testing did not result in any impairment charges for the periods presented, and reporting units with goodwill balances had estimated fair values in excess of their carrying values. The Company's consolidated goodwill balance of $179.6 and $178.3 as of December 31, 2024 and 2023, respectively, is included as part of other assets in the consolidated balance sheets. No significant changes to goodwill balances occurred in either period.

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

The Company also provides long-term incentive awards to certain employees under the 2022 Incentive Compensation Plan which was approved in May 2022. Stock options granted under this plan are valued using the Black-Scholes-Merton option pricing model and restricted stock awards, restricted stock unit awards, and performance-based restricted stock unit awards are granted at market price. The value of performance-based restricted stock unit awards earned depends on the level of achievement of performance objectives over the three-year performance period. The awards are generally expensed on a straight-line basis over the vesting period and forfeitures are accounted for as they occur.

Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance real estate transactions in the same amounts ($1,903.4 and $1,817.1 at December 31, 2024 and 2023, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

Additional Paid-in Capital - Additional paid-in capital is comprised of the cumulative cash received by the Company in excess of the par value associated with shares issued, less the cumulative cash paid in excess of the par value of shares repurchased.

Treasury Stock - Treasury stock represents the Company’s previously issued shares of stock which have been repurchased by the Company. These shares are accounted for at the cost at which they were acquired. Treasury stock is typically impacted by repurchases of shares under the Board of Directors approved share repurchase programs.

Common Share Repurchases - Common shares acquired under share repurchase programs are generally retired, restoring them to authorized, unissued status. Repurchases of treasury stock above par value are first charged to additional paid-in capital, with any excess charged to retained earnings.

Note 2 - Disposition of RMIC Companies, Inc. (RMICC)

On November 11, 2023, a definitive agreement was reached to sell RMIC Companies, Inc. and its wholly-owned mortgage insurance subsidiaries (collectively, "RMICC") to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd. The sale closed effective May 31, 2024 with cash proceeds totaling $136.6.

As of December 31, 2023, the Company reported the assets and liabilities of RMICC as held-for-sale in the consolidated balance sheet with results reported in continuing operations in the consolidated statement of income. The Company determined that the transaction did not meet the criteria to be classified as a discontinued operation as it did not represent a strategic shift that had a major effect on the Company's operations and financial results. As a result of the sale, the Company realized a total loss of $51.0, recorded in net investment gains (losses), of which $45.6 was recorded in 2023, and $5.4 during 2024 to offset RMICC's operating income through May 31, 2024, given that the sale proceeds were based on its December 31, 2023 closing balance sheet.

The table below reflects the carrying amounts of assets and liabilities held-for-sale as of December 31, 2023 and transferred with the sale at May 31, 2024:

	May 31, 2024	December 31, 2023
Assets:
Investments:
Fixed income securities (at fair value)	$16.8	$29.8
Short-term investments (at fair value which approximates cost)	205.5	191.3
Total investments	222.4	221.2
Cash	4.1	0.8
Accrued investment income	0.1	0.9
Accounts and notes receivable	0.5	0.5
Federal income tax recoverable: Current	—	2.2
Deferred	0.2	0.2
Other assets (a)	0.8	(31.1)
Total assets	$228.3	$194.8

Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves	$49.6	$54.9
Unearned premiums	—	0.1
Total policy liabilities	49.7	55.0
Commissions, expenses, fees, and taxes	0.1	1.2
Federal income tax payable: Current	0.3	—
Other liabilities	0.3	0.5
Total liabilities	$50.5	$56.8
_________

(a) Other assets as of December 31, 2023 is presented net of a valuation allowance of $34.5 which was recorded upon remeasurement of the disposal group to fair value.

Note 3 - Investments

The amortized cost and fair values by type and contractual maturity of fixed income securities are shown in the following tables. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities by Type:
December 31, 2024:
Government & Agency	$1,950.5	$2.7	$61.3	$1,891.9
Municipal	319.6	—	1.6	317.9
Corporate	9,905.8	76.7	100.8	9,881.7
	$12,175.9	$79.4	$163.8	$12,091.5

December 31, 2023:
Government & Agency	$1,920.3	$3.2	$64.6	$1,858.9
Municipal	774.5	0.2	7.1	767.6
Corporate	9,568.1	135.5	190.3	9,513.3
	$12,263.0	$139.0	$262.0	$12,139.9

	Amortized Cost	Fair Value
Fixed Income Securities Stratified by Contractual Maturity at December 31, 2024:
Due in one year or less	$1,444.1	$1,437.4
Due after one year through five years	5,831.1	5,787.7
Due after five years through ten years	4,556.6	4,529.9
Due after ten years	343.9	336.4
	$12,175.9	$12,091.5

Bonds and other investments with a carrying value of $979.6 and $946.0 as of December 31, 2024 and 2023, respectively, were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with state insurance laws.

The following table reflects the Company's gross unrealized losses and fair value of fixed income securities, aggregated by category and length of time that individual securities have been in an unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024:

Fixed Income Securities:
Government & Agency	$678.0	$17.9	$679.2	$43.4	$1,357.3	$61.3
Municipal	14.4	—	289.2	1.6	303.6	1.6
Corporate	3,683.0	57.1	1,763.2	43.6	5,446.2	100.8
	$4,375.5	$75.0	$2,731.7	$88.7	$7,107.2	$163.8

December 31, 2023:

Fixed Income Securities:
Government & Agency	$461.0	$2.7	$1,179.3	$61.8	$1,640.4	$64.6
Municipal	173.1	0.8	554.7	6.2	727.9	7.1
Corporate	853.3	8.2	4,270.9	182.0	5,124.3	190.3
	$1,487.6	$11.8	$6,005.1	$250.2	$7,492.7	$262.0

In the above tables, the unrealized losses on fixed income securities are deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. No impairment losses were recorded in 2024. Net realized investment gains (losses) for the year ended December 31, 2023 included impairment charges of $6.2 primarily related to the Company's intent to sell and subsequent disposal of fixed income securities to facilitate certain structural changes to a deferred compensation plan, and a small credit loss. Net realized investment gains (losses) for the year ended December 31, 2022 included $123.5 of impairment losses on fixed income securities, also related to management's assessment of its intent to sell, primarily driven by tax planning considerations. The Company's allowance for credit losses was $1.6 as of both December 31, 2024 and 2023.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024	$1,410.7	$1,148.6	$18.6	$2,540.7
December 31, 2023	$1,511.9	$1,164.7	$15.7	$2,660.8

Changes in the fair value of equity securities still held at December 31, 2024, 2023, and 2022 were $184.0, $28.2, and $42.3, respectively, for the years then ended.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of December 31, 2024 and 2023.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2024:	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government & Agency	$1,652.7	$239.1	$—	$1,891.9
Municipal	—	317.9	—	317.9
Corporate	—	9,862.2	19.4	9,881.7
Short-term investments	1,403.7	—	—	1,403.7
Equity securities	$2,538.5	$—	$2.1	$2,540.7

As of December 31, 2023:
Fixed income securities:
Government & Agency	$1,379.8	$479.1	$—	$1,858.9
Municipal	—	767.6	—	767.6
Corporate	—	9,493.7	19.5	9,513.3
Short-term investments	1,032.6	—	—	1,032.6
Equity securities	$2,653.8	$—	$7.0	$2,660.8

There were no transfers between Levels 1, 2, or 3 during 2024 or 2023.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2024	2023	2022
Investment income from:
Fixed income securities	$521.0	$438.8	$314.4
Equity securities	79.3	92.1	132.5
Short-term investments	72.8	50.9	17.9
Other investments (a)	27.6	17.0	4.3
Gross investment income	700.8	598.9	469.3
Investment expenses (a)	27.7	20.6	9.7
Net investment income	$673.1	$578.3	$459.5

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$2.7	$1.2	$2.6
Losses	(114.8)	(181.9)	(190.2)
Net	(112.1)	(180.7)	(187.6)
Equity securities:
Gains	208.1	214.5	486.5
Losses	(1.5)	(51.4)	(111.9)
Net	206.5	163.0	374.5
Other investments, net	—	2.4	(1.2)
Total realized from actual transactions	94.3	(15.2)	185.7
From impairments (b)	(5.4)	(51.8)	(123.5)
From unrealized changes in fair value of equity securities	(18.9)	(123.9)	(263.4)
Total realized and unrealized investment gains (losses)	69.9	(190.9)	(201.1)
Current and deferred income taxes (credits)	14.2	(40.0)	(42.5)
Net of tax realized and unrealized investment gains (losses)	$55.7	$(150.8)	$(158.6)

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity on:
Fixed income securities	$39.5	$464.1	$(824.7)
Less: Deferred income taxes (credits)	8.7	97.7	(174.1)
	30.7	366.3	(650.5)

Other investments	0.1	5.7	(8.5)
Less: Deferred income taxes (credits)	—	1.1	(1.8)
	0.1	4.5	(6.7)
Net changes in unrealized investment gains (losses), net of tax	$30.9	$370.8	$(657.3)
_________

(a)    Includes interest on funds held.
(b)    Includes loss on sale of RMICC for 2023 and 2024, respectively, as described in Note 2.

Note 4 - Deferred Policy Acquisition Costs

The following table shows the components of deferred policy acquisition costs:

Years Ended December 31:	2024	2023	2022
Deferred, beginning of year	$417.8	$382.5	$350.4
Policy acquisition costs deferred:
Commissions, net of reinsurance	645.6	495.0	423.3
Premium taxes	173.0	161.0	147.1
Salaries and other underwriting expenses	64.7	59.3	53.0
Subtotal	883.5	715.3	623.5
Amortization charged to income	(770.0)	(680.1)	(591.4)
Change for the year	113.4	35.2	32.0
Deferred, end of year	$531.3	$417.8	$382.5
The Company recently added a large auto warranty account that requires recording premiums and commissions that represent the mark-up a dealer charges for the insurance policy issued by the Company. This retail mark-up effectively increases premiums with an offset to commissions, both of which are subject to deferral and amortization over the life of the policy.

Note 5 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

Years Ended December 31:	2024 (a)	2023	2022
Gross reserves at beginning of year	$12,538.2	$12,221.5	$11,425.5
Less: reinsurance losses recoverable	4,977.7	4,699.5	4,125.3
Net reserves at beginning of year:
Specialty Insurance	6,955.2	6,824.8	6,587.0
Title Insurance	598.5	612.8	594.2
Other	6.6	84.2	118.9
Subtotal	7,560.4	7,521.9	7,300.2
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
Specialty Insurance	3,081.9	2,770.7	2,545.1
Title Insurance	89.8	93.6	139.6
Other	7.0	22.4	26.3
Subtotal	3,178.8	2,886.8	2,711.1
Change in provision for insured events of prior years:
Specialty Insurance	(106.2)	(234.0)	(193.1)
Title Insurance	(43.6)	(44.9)	(50.4)
Other	(1.9)	(26.9)	(39.0)
Subtotal	(151.9)	(305.8)	(282.6)
Total incurred loss and loss adjustment expenses	3,026.8	2,581.0	2,428.4
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
Specialty Insurance	1,004.7	930.6	834.4
Title Insurance	11.1	14.4	13.1
Other	3.0	4.8	5.0
Subtotal	1,018.8	949.8	852.7
Loss and loss adjustment expenses attributable to
insured events of prior years:
Specialty Insurance	1,584.6	1,475.6	1,279.8
Title Insurance	60.8	48.7	57.3
Other	2.3	13.3	16.8
Subtotal	1,647.8	1,537.7	1,354.0
Total payments	2,666.7	2,487.6	2,206.7
RFIG Run-off reserves reclassified to liabilities held-for-sale (a)	—	54.9	—
Net reserves at end of year:
Specialty Insurance	7,341.5	6,955.2	6,824.8
Title Insurance	572.7	598.5	612.8
Other	6.4	6.6	84.2
Subtotal	7,920.6	7,560.4	7,521.9
Reinsurance losses recoverable	5,807.1	4,977.7	4,699.5
Gross reserves at end of year	$13,727.7	$12,538.2	$12,221.5
_________

(a)     RFIG Run-off reserves were classified as held-for-sale as of December 31, 2023 in the consolidated balance sheet. Loss reserve activity for this business, which was immaterial for 2024, is excluded from the 2024 column of the table above. See Note 2 for further discussion.

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments of 2.0%, 4.1%, and 3.9% for 2024, 2023, and 2022, respectively, with average favorable annual developments of 3.3%. The Company believes that the factors most responsible, in varying and continually changing degrees, for favorable or unfavorable reserve developments include, as to many Specialty Insurance coverages, the effect of reserve discounts applicable to workers' compensation claims, changes in severity of litigated claims, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted below in regard to black lung disease claims, changes in inflation rates applicable to repairs and the medical portion of claims, and changes in the emergence of claims incurred but not reported patterns, in particular with certain types of claims such as those stemming from litigated, assumed reinsurance, or A&E claims.

The favorable development experienced by Specialty Insurance came predominantly from the workers’ compensation and to a lesser extent, commercial auto and property lines of coverage, partially offset by unfavorable development from the general liability and financial indemnity lines of coverage. All accident years between 2011-2020 developed favorably, with more recent years experiencing some unfavorable development. Favorable development experienced by Title Insurance occurred largely within the 2018-2021 years. In 2023, the favorable development experienced by Specialty Insurance came predominantly from the 2010-2022 accident years, driven by workers’ compensation and to a lesser extent, commercial auto lines of coverage, partially offset by unfavorable development from the general liability line of coverage. Favorable development experienced by Title Insurance occurred largely within the 2019-2021 years.

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

The majority of pending claims against Old Republic pertain to business underwritten through loss sharing programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not yet reported on the basis of its historical experience.

A&E Reserves

At December 31, 2024 and 2023, Old Republic's aggregate loss and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $167.6 and $130.6 gross, respectively, and $106.5 and $87.5 net of reinsurance, respectively.

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various A&E claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including those issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and casualty insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $0.5 or less as to each claim.

Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data because such claims generally involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims. Inconsistent court decisions stem from such questions as: when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage.

Over time, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for A&E claims. As of December 31, 2024, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims is much more difficult to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. In 2024, the Company responded to industry severity trends by considerably increasing A&E reserves (reported in general liability) on both a gross and a net basis. Based on average annual claims payments during the five most recent calendar years, such reserves represented a paid loss survival ratio of 8.3 years (gross) and 8.4 years (net of reinsurance) as of December 31, 2024, and 6.6 years (gross) and 7.4 years (net of reinsurance) as of December 31, 2023. Fluctuations in this ratio between years can be caused by the inconsistent pay-out patterns associated with these types of claims. For the five years ended December 31, 2024, incurred A&E claim and related loss settlement costs have averaged 0.7% of average annual Specialty Insurance loss and loss adjustment expenses.

The following represents the Company's incurred and paid loss development tables for the major types of insurance coverages as of December 31, 2024. The information about incurred and paid claims development for the years ended December 31, 2014 to 2022 is presented as supplementary information.

Workers' Compensation

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2024
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$794.3	$792.6	$787.3	$785.5	$769.1	$742.4	$695.8	$659.8	$622.3	$601.1	$56.0	55,251
2016		756.1	752.9	745.7	730.5	712.6	692.8	624.2	584.9	557.6	65.5	52,506
2017			727.0	713.9	700.3	683.4	676.3	654.2	609.3	578.8	71.0	51,806
2018				698.6	691.5	681.0	665.9	644.8	605.4	562.3	98.4	52,409
2019					664.6	657.4	653.2	667.5	658.8	634.4	119.4	51,939
2020						560.9	569.4	571.7	574.7	581.0	132.8	45,937
2021							500.3	502.4	493.8	486.4	126.5	46,678
2022								488.1	487.4	493.4	138.6	47,205
2023									491.7	498.5	191.5	46,735
2024										495.3	274.1	36,224
									Total	$5,489.2	(A)

* Reported losses are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$109.0	$274.9	$379.3	$435.1	$466.7	$484.7	$499.8	$507.3	$512.7	$515.9
2016		102.5	253.5	334.4	383.5	408.4	425.2	435.8	442.5	448.9
2017			99.6	244.6	334.8	383.1	414.3	444.1	453.5	463.6
2018				94.8	240.6	320.5	367.2	396.8	416.0	426.4
2019					102.9	239.8	329.6	382.3	412.2	441.4
2020						84.3	211.6	284.3	329.7	363.7
2021							80.1	187.8	252.9	289.3
2022								74.2	188.2	256.1
2023									75.5	197.2
2024										84.8
									Total	$3,487.8	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$5,489.2
Less: net paid loss and allocated loss adjustment expenses (B)										3,487.8
Subtotal										2,001.3
All outstanding liabilities before 2015, net of reinsurance										774.9
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$2,776.3

Commercial Auto

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$712.4	$710.5	$729.7	$721.4	$720.7	$703.4	$700.6	$699.9	$699.5	$699.3	$1.0	104,832
2016		755.9	768.9	786.0	780.8	779.3	762.1	754.9	752.9	752.7	3.3	110,773
2017			788.7	819.1	869.2	874.4	867.9	847.1	843.0	837.5	3.8	117,666
2018				883.2	947.9	989.9	992.1	976.1	971.3	967.9	13.9	129,379
2019					931.1	959.7	954.8	947.4	942.0	943.4	16.1	138,817
2020						941.1	913.7	854.0	845.5	820.4	37.5	118,255
2021							989.4	954.6	935.3	931.1	62.3	126,584
2022								1,074.2	1,044.5	1,021.2	78.0	127,282
2023									1,204.1	1,225.5	98.7	130,069
2024										1,367.9	7.4	110,870
										$9,567.2	(A)

* Reported losses are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$265.1	$438.9	$541.8	$626.2	$669.7	$680.6	$687.3	$693.0	$695.4	$696.7
2016		290.2	469.6	585.1	677.8	710.8	725.5	737.3	742.7	747.1
2017			307.9	512.0	657.1	746.5	791.2	814.1	826.9	832.7
2018				330.0	557.5	730.4	836.7	900.0	924.1	941.8
2019					330.4	549.0	681.6	787.2	875.3	906.8
2020						290.1	464.3	602.2	692.7	745.5
2021							302.7	508.6	662.9	778.6
2022								354.8	606.8	761.9
2023									424.4	706.6
2024										463.9
										$7,582.0	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$9,567.2
Less: net paid loss and allocated loss adjustment expenses (B)										7,582.0
Subtotal										1,985.2
All outstanding liabilities before 2015, net of reinsurance										7.9
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$1,993.2

General Liability

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$96.0	$96.3	$99.2	$102.3	$104.8	$105.8	$99.8	$99.2	$99.0	$100.2	$12.5	5,191
2016		92.4	96.7	98.8	100.3	101.0	104.4	98.8	95.9	92.9	11.6	82,877
2017			111.2	121.4	129.6	132.8	135.2	138.0	143.9	146.4	16.7	459,840
2018				120.5	119.7	125.1	135.5	141.9	152.0	148.9	22.8	460,877
2019					133.5	131.9	138.7	146.0	146.9	147.1	31.1	375,121
2020						112.4	111.7	114.9	116.1	121.1	42.8	5,221
2021							94.2	92.7	99.0	111.6	31.9	4,890
2022								97.8	100.7	110.4	36.4	4,733
2023									132.6	138.7	66.4	18,353
2024										201.3	140.8	11,814
										$1,319.0	(A)

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

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$6.3	$16.0	$29.5	$47.4	$64.5	$70.7	$75.0	$79.9	$82.5	$84.3
2016		7.1	18.5	34.8	47.7	58.0	66.9	71.9	75.1	77.7
2017			5.7	25.9	50.1	76.9	95.5	105.3	113.2	120.3
2018				6.9	28.8	48.9	71.0	91.0	102.0	113.8
2019					6.4	29.5	53.4	72.1	87.8	102.0
2020						4.2	12.4	28.5	45.0	66.2
2021							5.6	14.7	30.9	50.7
2022								6.4	22.2	39.4
2023									3.9	22.3
2024										6.4
										$683.6	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$1,319.0
Less: net paid loss and allocated loss adjustment expenses (B)										683.6
Subtotal										635.3
All outstanding liabilities before 2015, net of reinsurance										181.6
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$817.0

Financial Indemnity

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$73.4	$68.2	$64.8	$63.7	$63.1	$62.8	$64.7	$71.6	$67.6	$67.2	$3.7	7,180
2016		75.4	77.4	75.0	74.5	73.8	72.9	68.2	67.9	67.9	5.5	8,706
2017			100.4	103.9	102.2	101.1	100.9	95.7	94.8	94.9	11.4	14,322
2018				120.8	112.7	113.3	124.2	161.6	161.4	161.5	19.1	19,705
2019					149.5	139.7	135.1	193.5	191.9	193.3	14.0	20,857
2020						156.9	153.1	148.2	146.1	144.0	46.2	14,578
2021							177.8	170.0	169.1	177.6	84.6	6,374
2022								182.2	184.4	196.9	91.4	3,967
2023									173.6	197.5	109.3	5,164
2024										158.0	128.2	5,016
										$1,459.1	(A)

* Reported losses are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$17.3	$29.2	$44.8	$47.0	$58.2	$58.2	$58.4	$63.6	$63.5	$63.5
2016		23.2	39.5	44.4	51.9	56.0	56.3	56.2	62.3	62.2
2017			38.1	62.2	63.4	65.9	76.2	76.6	76.7	82.8
2018				42.5	66.3	82.9	94.2	110.3	124.2	135.5
2019					46.4	74.2	84.8	115.4	138.1	159.0
2020						31.2	45.7	48.2	64.2	70.2
2021							14.4	24.7	31.0	51.2
2022								8.3	27.8	52.3
2023									15.7	44.9
2024										20.1
										$742.1	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$1,459.1
Less: net paid loss and allocated loss adjustment expenses (B)										742.1
Subtotal										717.0
All outstanding liabilities before 2015, net of reinsurance										(1.7)
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$715.2

The following represents a reconciliation of the incurred and paid loss development tables to total loss and loss adjustment expense reserves as reported in the consolidated balance sheets.

	December 31,
	2024	2023

Net loss and allocated loss adjustment expense reserves:
Workers' compensation (a)	$2,604.5	$2,725.3
Commercial auto	1,993.2	1,808.4
General liability	817.0	705.5
Financial indemnity	715.2	652.7
Other short-duration insurance coverages	903.2	759.8
Subtotal	7,033.3	6,651.9

Reinsurance recoverable on loss reserves:
Workers' compensation	2,048.4	1,998.2
Commercial auto	2,295.3	1,684.4
General liability	946.5	813.2
Financial indemnity	211.4	221.0
Other short-duration insurance coverages	302.9	256.9
Subtotal	5,804.7	4,973.6

Insurance coverages other than short-duration (b)	539.6	566.4
Unallocated loss adjustment expense reserves (c)	350.0	346.1
	889.6	912.6
Gross loss and loss adjustment expense reserves	$13,727.7	$12,538.2
__________

(a) Certain long-term disability type workers' compensation reserves are discounted to present value based on interest rates typically ranging from 3.0% to 3.5%. The amount of discount reflected in the year-end net reserves totaled $171.8 and $179.9 as of December 31, 2024 and 2023, respectively. Interest accretion of $29.2, $25.6, and $9.6 for the years ended December 31, 2024, 2023, and 2022, respectively, was recognized as unfavorable development of prior year reserves within loss and loss adjustment expenses in the consolidated statements of income.
(b)    RFIG Run-off loss reserves of $53.6 were classified as held-for-sale as of December 31, 2023. See Note 2 for further discussion.
(c) RFIG Run-off unallocated loss adjustment expense reserves of $1.2 were classified as held-for-sale as of December 31, 2023. See Note 2 for further discussion.

The table below is supplementary information and presents the historical average annual percentage payout of incurred losses by age, net of reinsurance.

	Supplementary Information (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10

Workers' compensation	16.5%	24.3%	14.4%	8.3%	5.2%	3.8%	2.0%	1.4%	1.0%	0.5%
Commercial auto	35.4%	23.4%	16.0%	11.5%	6.4%	2.4%	1.5%	0.7%	0.5%	0.2%
General liability	4.7%	12.1%	15.1%	15.6%	13.7%	7.9%	5.8%	4.4%	2.7%	1.8%
Financial indemnity	20.5%	15.2%	8.2%	8.9%	9.9%	4.0%	1.8%	7.7%	(0.1)%	—%

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

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss from any one event to a maximum of: $5.2 for workers' compensation; $7.9 for commercial auto liability; $7.9 for general liability; $14.8 for directors & officers (D&O); $2.2 for aviation; and $23.1 for property coverages. Title insurance risk assumptions are generally limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of less than $1.0.

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

Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. The program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger was $200.0 for 2024. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposure.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid loss and unearned premium and policy reserves. Such reinsurance balances are recoverable from nonadmitted foreign and certain other reinsurers, such as captive insurance companies owned by insureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to insureds' high deductible retentions that are substantially collateralized by irrevocable letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and insureds who purchase its retrospectively rated or high deductible policies. Estimates of credit losses are included in the Company's net loss and loss adjustment expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to insureds or their beneficiaries. See Note 10 for further discussion.

At December 31, 2024, the Specialty Insurance segment's ten largest reinsurers represented approximately 64% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Day One Insurance, Inc. the largest reinsurer, representing 24.6% of the total recoverable balance. Of the balances due from these ten reinsurers, 38.6% was recoverable from domestic unrated companies, 32.3% from A or better rated reinsurance companies, 25.6% from foreign unrated companies, and 3.5% from industry-wide insurance assigned risk pools.

The following information relates to reinsurance and related data for the Specialty Insurance segment for the three years ended December 31, 2024. Reinsurance transactions of the Title Insurance segment and the small life and accident insurance operation are not material.

Years Ended December 31:		2024	2023	2022
Specialty Insurance
Written premiums:	Direct	$7,706.9	$6,776.4	$6,263.3
	Assumed	106.8	96.6	90.0
	Ceded	$2,783.2	$2,516.7	$2,375.1

Earned premiums:	Direct	$7,221.8	$6,513.2	$6,021.0
	Assumed	108.0	94.7	87.1
	Ceded	$2,652.8	$2,488.6	$2,299.5
Losses ceded		$2,585.1	$1,795.9	$1,677.3

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

Years Ended December 31:	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
Tax rate increases (decreases):
Tax-exempt interest	(0.2)	(0.4)	(0.3)
Dividends received exclusion	(0.6)	(1.0)	(1.3)
Meals and entertainment	0.3	0.3	0.2
Equity compensation	(0.2)	(0.1)	0.2
Other items - net	—	0.1	0.1
Effective tax rate	20.3%	19.9%	19.9%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2024	2023	2022
Deferred Tax Assets:
Loss and loss adjustment expense reserves	$210.8	$214.9	$218.6
Pension and deferred compensation plans	18.9	23.8	22.6
Realized loss from sale of mortgage insurance business	—	9.5	—
Net operating loss carryforward	3.4	5.5	7.6
AMT credit carryforward	9.0	9.0	9.0
Operating leases	42.9	46.4	46.7
Other temporary differences	28.0	16.3	17.1
Total deferred tax assets	313.0	325.4	321.6
Deferred Tax Liabilities:
Unearned premium reserves	23.9	46.3	63.3
Deferred policy acquisition costs	110.4	82.8	76.0
Amortization of fixed income securities	24.5	14.6	6.8
Net unrealized investment gains	219.1	214.4	141.3
Title plants and records	2.8	2.8	2.8
Tax reform transition adjustment on loss and loss adjustment
expense reserves	3.2	6.7	10.3
Operating leases	37.7	40.9	41.9
Other temporary differences	20.5	22.5	20.1
Total deferred tax liabilities	442.1	431.0	362.5
Net deferred tax liabilities (a)	$(129.1)	$(105.6)	$(40.9)
__________

(a)    RFIG Run-off deferred tax assets of $0.3 and deferred tax liabilities of $0.1 were reclassified as held-for-sale as of December 31, 2023. See Note 2 for further discussion.

At December 31, 2024, the Company had an available net operating loss (NOL) carryforward of $16.6 which will expire in years 2025 through 2029, and a $9.0 alternative minimum tax (AMT) credit carryforward. The NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code and is available to reduce future years' taxable income by a maximum of $9.8 each year until expiration.

In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all gross deferred tax assets at year-end 2024 will more likely than not be fully realized.

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and unearned premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that loss reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statements of income. The Company is not currently under audit by the IRS and 2021 and subsequent tax years remain open.
The Inflation Reduction Act (IRA) was enacted into law on August 16, 2022, which, among its many elements, imposes a Corporate Alternative Minimum Tax (CAMT) on the adjusted financial statement income at the rate of 15% for tax periods beginning on or after January 1, 2023. The Company, as a member of a controlled group, has determined it is subject to the CAMT calculations for the year ended December 31, 2024. However, the Company expects to be a regular taxpayer and not a CAMT taxpayer.

A Federal Excise Tax (FET) was enacted at the rate of 1% on all corporate stock buybacks effective January 1, 2023. The Company is subject to the FET, and an immaterial amount of excise tax incurred on stock repurchases has been recognized as part of the cost basis of the treasury stock acquired.

The Organization for Economic Co-operation and Development (OECD) released Pillar Two Model Rules ("Pillar 2"), a framework to implement a global minimum corporate tax of 15% for multinational companies with global revenues and profits above certain thresholds, effective beginning January 1, 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar 2, Canada, in which the Company operates, adopted legislation effective January 1, 2024. The Company performed an analysis of the Canadian legislation and determined it does not have a Pillar 2 obligation in Canada as of December 31, 2024, and will continue to monitor future implications of the framework, which are not expected to be material to the Company.

Note 8 - Employee Benefit Plans

Pension Benefits

The funded status of the Company's pension plan is reflected below.

Years Ended December 31:	2024	2023	2022
Projected benefit obligation at beginning of year	$456.4	$452.8	$604.6
Increases (decreases) during the year attributable to:
Interest cost	22.5	23.4	16.4
Actuarial (gains) losses	(18.7)	10.9	(138.7)
Benefits paid	(32.1)	(30.7)	(29.5)
Net increase (decrease) for the year	(28.2)	3.6	(151.8)
Projected benefit obligation at end of year	$428.2	$456.4	$452.8

Years Ended December 31:	2024	2023	2022
Fair value of net assets available for plan benefits
At beginning of the year	$520.6	$507.1	$556.0
Increases (decreases) during the year attributable to:
Actual return on plan assets	30.7	44.2	(19.2)
Benefits paid	(32.1)	(30.7)	(29.5)
Net increase (decrease) for year	(1.3)	13.4	(48.8)
Fair value of net assets available for plan benefits
At end of the year	$519.2	$520.6	$507.1

Funded status	$91.0	$64.1	$54.3
Amounts recognized in accumulated other comprehensive income	$(5.9)	$(27.8)	$(38.5)

Funding of the Plan is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuation, as well as the maintenance of certain funding levels relative to regulatory requirements. The Company currently does not expect to make cash contributions in calendar year 2025 based on minimum funding requirements.

Net periodic pension expense (income) recognized during 2024, 2023, and 2022 was $(5.0), $0.9, and $(18.3), respectively.

The projected benefit obligation and net periodic benefit cost for the Plan were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2024	2023	2024	2023	2022
Settlement discount rates	5.65%	5.15%	5.15%	5.40%	2.80%
Long-term rates of return on plan assets	N/A	N/A	5.50%	4.60%	7.00%

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

			Current Investment Policy Asset Allocation % Range Target

As of December 31:	2024	2023
Equity securities: Common shares of Company stock	19.7%	16.0%	0% to 25%
Fixed income securities	72.9	78.1	75% to 100%
Other	7.4	5.9	1% to 10%
Total	100.0%	100.0%

Quoted values and other data provided by the respective investment custodians are used as inputs for determining fair value of the Plan's fixed income and equity securities. The custodians are understood to obtain market quotations and actual transaction prices for securities that have quoted prices in active markets and use their own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the investment custodian uses observable market inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.

The following tables present a summary of the Plan's assets segregated among the various input levels described in Note 3.

	Fair Value Measurements
As of December 31, 2024:	Level 1	Level 2	Level 3	Total
Equity securities: Company stock	$102.3	$—	$—	$102.3
Fixed income securities	2.9	375.7	—	378.6
Other	22.7	—	7.2	29.9
Total at fair value	$128.1	$375.7	$7.2	511.0
Securities at net asset value				8.1
Total				$519.2

As of December 31, 2023:
Equity securities: Company stock	$83.1	$—	$—	$83.1
Fixed income securities	3.7	402.7	—	406.5
Other	17.0	—	7.3	24.3
Total at fair value	$103.9	$402.7	$7.3	514.0
Securities at net asset value				6.5
Total				$520.6

Level 1 assets include U.S. Treasury notes, publicly traded common stocks, mutual funds, and short-term investments. Level 2 assets generally include corporate and government agency bonds. Level 3 assets primarily consist of an immediate participation guaranteed fund.

The following table presents a summary of the benefits expected to be paid as of December 31, 2024 for the next 10 years:

	2025	2026	2027	2028	2029	2030 and after
December 31, 2024	$34.5	$35.4	$34.8	$34.7	$34.8	$167.7

Stock-Based Compensation

As periodically amended, the Company has had a stock-based incentive compensation plan in effect for certain eligible employees since 1978. Stock-based compensation is currently awarded under the 2022 Incentive Compensation Plan (the 2022 Plan) which was adopted following approval by shareholders on May 26, 2022, thereby replacing the 2016 Incentive Compensation Plan (the 2016 Plan). Under the 2022 Plan, a total of 20.0 million new shares, plus the approximately 4.7 million shares that remained available for issuance under the 2016 Plan, became available for future awards through February 2032. The maximum number of shares available as of December 31, 2024 for future issuance under the 2022 Plan was approximately 15.3 million shares.

The following table presents the stock-based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2024	2023	2022
Stock-based compensation expense	$33.2	$19.5	$9.0
Income tax benefit	$6.9	$4.1	$1.8

As of December 31, 2024, there was $40.7 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately three years.

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

	2024	2023	2022
Expected volatility	0.23	0.23	0.22
Expected dividends	4.55%	4.66%	4.32%
Expected term (in years)	7	6	6
Risk-free rate	4.15%	3.69%	2.68%

A summary of stock option activity under the 2022 and 2016 Incentive Plans as of December 31, 2024, 2023, and 2022, and changes in outstanding options during the years then ended is presented below:

	2024		2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	10,870,214	$22.10	9,619,004	$20.68	8,344,470	$19.57
Granted	1,320,179	29.31	2,990,000	25.22	2,660,000	23.28
Exercised	1,951,544	20.91	1,694,106	19.49	1,285,783	18.94
Forfeited and expired	142,537	24.20	44,684	22.04	99,683	19.78
Outstanding at end of year	10,096,312	23.25	10,870,214	22.10	9,619,004	20.68

Exercisable at end of year	5,538,335	$21.32	4,790,571	$20.31	4,562,063	$19.53

Weighted average fair value of
options granted during the year (a)	$4.89	per share	$3.76	per share	$3.31	per share
__________

(a)    Based on the Black-Scholes-Merton option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2024 follows:

				Options Outstanding			Options Exercisable
					Weighted Average			Weighted Average Exercise Price
Exercise Prices			Year of Grant	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable
$15.26			2015	54,349	0.25	$15.26	54,349	$15.26
$18.14			2016	161,189	1.25	18.14	161,189	18.14
$19.98			2017	276,998	2.25	19.98	276,998	19.98
$20.98			2018	409,116	3.25	20.98	409,116	20.98
$21.12	to	$21.99	2019	610,658	4.25	21.18	610,658	21.18
$16.17	to	$22.72	2020	1,018,192	5.25	17.44	1,001,692	17.35
$21.30			2021	1,543,138	6.25	21.30	1,069,002	21.30
$22.92	to	$24.49	2022	2,056,146	7.25	23.35	1,202,114	23.39
$24.31	to	$25.52	2023	2,682,247	8.25	25.21	753,217	25.22
$29.29	to	$29.32	2024	1,284,279	9.25	29.31	—	—
Total				10,096,312		$23.25	5,538,335	$21.32

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2024	2023	2022
Cash received from stock option exercise	$40.8	$33.0	$24.3
Intrinsic value of stock options exercised	20.6	17.5	7.9
Actual tax benefit realized for tax deductions from stock options exercised	$4.3	$3.6	$1.6

Restricted Stock Awards and Restricted Stock Unit Awards

The Company has issued restricted stock awards (RSAs) which represent actual shares issued, and restricted stock unit awards (RSUs) which represent an agreement that shares will be issued in the future after satisfying vesting requirements. These awards are granted at market price, and vest ratably over three years on each anniversary date. During the vesting period, these awards are nontransferable and subject to forfeiture.

A summary of RSA and RSU award activity under the 2022 Incentive Plan as of December 31, 2024, 2023, and 2022, and changes in outstanding RSAs and RSUs during the years then ended is presented below:

	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Nonvested at beginning of year	1,257,116	$24.67	659,874	$23.70	33,539	$21.32
Granted	648,399	29.42	823,907	25.15	644,356	23.76
Vested	494,926	24.53	225,289	23.60	16,901	21.20
Forfeited	41,387	27.02	1,376	25.05	1,120	22.34
Nonvested at end of year	1,369,202	$26.89	1,257,116	$24.67	659,874	$23.70

Performance-Based Restricted Stock Unit Awards

The Company issues performance-based restricted stock unit awards (PSUs). The PSUs are rights to receive shares of common stock in the future, which vest, if at all, based on the achievement of specified performance criteria, measured over a three-year performance period. These awards are granted at market price. During the performance period, PSUs are nontransferable and subject to forfeiture. The value of PSUs earned depends on the level of achievement of performance objectives over the three-year performance period.

A summary of PSUs activity under the 2022 Incentive Plan as of December 31, 2024 and changes in outstanding PSUs during the year then ended is presented below:

	2024
		Weighted
		Average
		Grant Date
	Awards	Fair Value
Nonvested at beginning of year	—	$—
Granted	633,837	29.31
Vested	—	—
Forfeited	17,639	29.32
Nonvested at end of year	616,198	$29.31

Other Benefits

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2024	2023	2022
ORI 401(k) Savings and Profit Sharing Plan	$58.2	$65.8	$77.8
Cash, deferred and other incentive compensation	$77.2	$81.2	$70.3

Effective December 30, 2022, a profit sharing plan was merged into the Old Republic International Corporation Employees Savings and Stock Ownership Plan (ESSOP) and the merged plan was renamed the ORI 401(k) Savings and Profit Sharing Plan (the ORI 401(k) Plan). A majority of the Company's employees participate in the ORI 401(k) Plan. Annual Company contributions are provided in the form of cash and Old Republic common stock and are based on formulas applied to growth in net income excluding investment gains (losses) and underwriting profitability.

In relation to the sale of RMICC (see Note 2), effective August 1, 2024, the profit sharing plan that had historically covered RMICC employees was merged into the ORI 401(k) Plan.

The ORI 401(k) Plan is currently leveraged and owns 3,352,553 unallocated shares as of December 31, 2024. Prior to the merger, the ESSOP purchased 2,200,000 shares ($34.0), 2,383,625 shares ($50.0), and 3,337,000 shares ($50.0) of Old Republic common stock during 2015, 2018, and 2020, respectively, all of which was financed by loans from the Company and its participating subsidiaries. As of December 31, 2024, there were 17,994,556 Old Republic common shares owned by the ORI 401(k) Plan, of which 14,642,003 were allocated to employees' account balances. Dividends on unallocated shares are used to pay debt service costs. There are no repurchase obligations in existence.

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

Years Ended December 31:		2024	2023	2022
Numerator:
Net Income		$852.7	$598.6	$686.4
Denominator:
Basic weighted-average shares (a)		258,032,085	282,732,526	301,676,941
Effect of dilutive securities - stock-based compensation awards		4,848,546	2,738,538	1,619,671
Diluted adjusted weighted-average shares (a)		262,880,631	285,471,064	303,296,612
Earnings per share:	Basic	$3.30	$2.12	$2.28
	Diluted	$3.24	$2.10	$2.26

Anti-dilutive common stock equivalents excluded from
earnings per share computations:
Stock-based compensation awards		—	2,234,500	2,645,750
__________

(a)    In calculating earnings per share, accounting standards require that common shares owned by the ORI 401(k) Plan that are unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding and have the same voting and other rights applicable to all other common shares.

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

The Company's credit allowance was comprised of $22.0 and $17.5 related to reinsurance recoverables as of December 31, 2024 and 2023, respectively, and $30.2 and $26.1 related to accounts and notes receivable as of December 31, 2024 and 2023, respectively. No significant changes were made to the allowance during the three years ended December 31, 2024.

The Company's evaluation of credit losses on available for sale fixed income securities is disclosed further in Note 3. The Company is not exposed to material concentrations of credit risks as to any one issuer of fixed income securities.

Note 11 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

Years Ended December 31:	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% issued in 2014 and due 2024	$—	$—	$399.5	$397.0
3.875% issued in 2016 and due 2026	549.0	541.4	548.5	530.4
5.750% issued in 2024 and due 2034	396.2	401.3	—	—
3.850% issued in 2021 and due 2051	643.4	458.0	643.1	472.7
Total debt	$1,588.7	$1,400.7	$1,591.2	$1,400.3

On August 26, 2016, the Company completed a public offering of $550.0 aggregate principal amount of Senior Notes. The notes bear interest at a rate of 3.875% per year and mature on August 26, 2026.

On June 11, 2021, the Company completed a public offering of $650.0 aggregate principal amount of Senior Notes. The notes bear interest at a rate of 3.850% per year and mature on June 11, 2051.

On March 31, 2024, the Company completed a public offering of $400.0 aggregate principal amount of Senior Notes. The notes bear interest at a rate of 5.750% per year and mature on March 28, 2034. This issuance was completed in anticipation of the $400.0 of 4.875% Senior Notes that matured and were redeemed in cash on October 1, 2024.

During 2024, 2023 and 2022, $79.8, $67.2, and $67.3, respectively, of interest expense on debt was charged to consolidated operations.

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

The following table shows a summary of financial liabilities disclosed, but not carried, at fair value, segregated among the various input levels as described in Note 3:

	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial Liabilities:
Debt:
December 31, 2024	$1,588.7	$1,400.7	$—	$1,400.7	$—
December 31, 2023	$1,591.2	$1,400.3	$—	$1,400.3	$—

Note 12 - Shareholders' Equity

Preferred Stock - At December 31, 2024, there were 75,000,000 shares of preferred stock authorized. The Company has designated one series of preferred stock: 10,000,000 shares of Series A Junior Participating Preferred Stock (Series A). No shares have been issued or are outstanding. The Series A Stock, if and when issued, will pay a dividend of the greater of $1.00 or 100 times (subject to adjustment) the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of common stock declared on the common stock of the Company. Each share of Series A stock would have 100 votes on each matter submitted to a vote of the shareholders.

Common Stock - At December 31, 2024, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class B common stock authorized, though none were issued or outstanding. Class B common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

Common stock held by the ORI 401(k) Plan is classified as a charge to the common shareholders' equity account until it is allocated to participating employees' accounts contemporaneously with the repayment of the debt incurred for its acquisition. Such unallocated shares are not considered outstanding for purposes of calculating earnings per share. Dividends on unallocated shares are used to pay debt service costs.

Common Stock Repurchases - On May 12, 2023, the Board of Directors authorized a $450.0 share repurchase program which was completed during the first quarter of 2024. On March 1, 2024, the Board of Directors authorized a $1.1 billion share repurchase program.

Total 2024 share repurchases, inclusive of taxes and fees, under these programs were 29.9 million shares for $951.6 (average price of 31.82). Following the close of the year and through February 19, 2025, the Company repurchased 0.7 million additional shares for $25.5 (average price of $34.57) leaving $205.8 remaining under the current authorization.

Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the parent company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year-end 2024 data, the maximum amount of dividends payable to the parent company by its insurance and a small number of non-insurance company subsidiaries during 2025 without the prior approval of appropriate regulatory authorities is approximately $952.2. Ordinary cash dividends declared during 2024, 2023, and 2022 to the parent company by its subsidiaries amounted to $645.7, $673.3, and $614.6, respectively. In addition to ordinary dividends, the Company's principal mortgage insurance subsidiaries, which were sold in 2024 (see Note 2), sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $110.0, and $140.0 during 2023 and 2022, respectively.

Cash Dividends - In addition to regular cash dividends, the Company's Board of Directors declared special cash dividends of $2.00 per share in December 2024 (paid on January 15, 2025) and $1.00 per share in August 2022 (paid on September 15, 2022).

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

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At December 31, 2024, the Company had no material non-claim litigation exposures in its consolidated business.

Note 14 - Leases

Several of the Company's subsidiaries maintain their offices in leased premises. A number of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. In addition, many of the subsidiaries also lease equipment for use in their businesses. Substantially all of the Company's leases are classified as operating leases.

The Company presents assets and liabilities related to leases with a term greater than 12 months within other assets and liabilities in the consolidated balance sheets. The established right of use asset and corresponding lease liability was $179.7 and $204.0, respectively, as of December 31, 2024, and $194.4, and $220.2, respectively, as of December 31, 2023.

In determining the lease liability, future lease payments are discounted at rates determined based on the type of underlying asset and remaining lease term. The weighted average discount rate was 5.80% and 5.49% as of December 31, 2024 and 2023, respectively, with an average remaining lease term of 6.6 years and 6.9 years at December 31, 2024 and 2023, respectively. Total lease costs were $73.4, $76.3, and $76.2 in 2024, 2023, and 2022, respectively. Fixed lease payments for 2024, 2023, and 2022 were $59.0, $60.6, and $64.0, respectively.

The following table presents a summary of future undiscounted lease payments as of the dates shown:

As of December 31:	2024	2023
Year 1	$57.9	$58.1
Year 2	45.5	51.0
Year 3	36.0	38.1
Year 4	28.4	29.0
Year 5	20.8	22.0
Thereafter	70.0	82.1
Total	258.8	280.6
Discount	54.7	60.4
Lease Liability	$204.0	$220.2

Note 15 - Consolidated Quarterly Results - Unaudited

Old Republic's consolidated quarterly operating results for the two years ended December 31, 2024 and 2023 is presented below. In management's opinion, however, quarterly operating results for insurance enterprises such as the Company are not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The information below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations."

In management's opinion, normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the information which follows.

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2024:
Operating Summary:
Net premiums, fees, and other income		$1,684.6	$1,844.7	$1,972.9	$1,986.1
Net investment income and investment gains (losses)		331.3	26.9	368.8	15.9
Total revenues		2,015.9	1,871.7	2,341.7	2,002.0
Total expenses		1,617.2	1,758.3	1,914.8	1,871.3
Net income		$316.7	$91.8	$338.9	$105.1
Net income per share:	Basic	$1.17	$0.35	$1.35	$0.43
	Diluted	$1.15	$0.35	$1.32	$0.42
Average shares outstanding:
Basic		271,725,775	260,796,757	251,640,055	247,179,561
Diluted		275,432,461	265,549,655	256,862,595	252,803,300

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2023:
Operating Summary:
Net premiums, fees, and other income		$1,594.6	$1,689.3	$1,801.1	$1,785.6
Net investment income and investment gains (losses)		164.0	108.9	(40.9)	155.4
Total revenues		1,758.7	1,798.3	1,760.1	1,941.1
Total expenses		1,509.5	1,601.4	1,696.2	1,703.6
Net income (loss)		$199.8	$155.5	$52.6	$190.6
Net income (loss) per share:	Basic	$0.68	$0.55	$0.19	$0.70
	Diluted	$0.68	$0.54	$0.19	$0.69
Average shares outstanding:
Basic		291,945,750	285,426,801	277,010,690	274,036,118
Diluted		293,993,474	287,882,787	279,924,410	277,226,628

Note 16 - Segment Information

The Company is engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into two reportable segments: Specialty Insurance (formerly referred to as General Insurance) and Title Insurance. Effective as of year-end 2024, the Company renamed its reportable segment formerly referred to as "General Insurance" to "Specialty Insurance." Management believes this name more appropriately reflects Old Republic's specialty P&C strategy, with 17 underwriting businesses focused on unique niche markets with specialized distribution, underwriting, claims, and risk control models. The Company's reportable segments are strategic business units that offer different types of insurance that are managed separately because the nature of each varies from a customer, distribution, and economic perspective. The results of the RFIG Run-off business, previously a reportable segment, are deemed immaterial and reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with the results of a small life and accident insurance business. Prior period amounts have been reclassified to reflect the change in reportable segments.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

Specialty Insurance provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal insurance coverages. Commercial auto is the largest type of coverage underwritten by Specialty Insurance, accounting for 41.9% of the segment's net premiums earned in 2024. The remaining premiums written by Specialty Insurance are derived largely from a wide variety of coverages, including workers' compensation, property, general liability, general aviation, directors' and officers' indemnity, fidelity and surety indemnities, and home and auto warranties.

Title Insurance consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens, and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

The accounting policies of the Specialty Insurance and Title Insurance segments are the same as those described in the summary of significant accounting policies in Note 1. Inter-segment income and expense, if any, is eliminated. Income taxes are calculated on the basis of the taxable income of the individual entities within each segment.

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

In management's opinion, the focus on income excluding net investment gains (losses), also described herein as segment pretax operating income, provides a better way to analyze, evaluate, and establish accountability for the results of the business. The inclusion of realized investment gains (losses) in net income can mask trends in operating results, because such realizations are often highly discretionary. Similarly, the inclusion of unrealized investment gains (losses) in equity securities can further distort such operating results with significant period-to-period fluctuations. Furthermore, as described in more detail below, management considers the underwriting income component of segment operating income (alternatively measured via combined ratio results) to be the primary performance measure of the insurance operations within each segment.

The Company's chief operating decision maker (CODM) is its Chief Executive Officer. The CODM assesses performance for the Specialty Insurance and Title Insurance segments based primarily on underwriting results, as measured by each segment's combined ratio. The combined ratio measures the Company's overall profitability from its underwriting activities and is derived by dividing loss and loss adjustment expenses, dividends to policyholders and underwriting, acquisition and other expenses by total premiums and fees earned in the tables that follow.

The combined ratio is utilized to perform benchmarking analysis with respect to the Company’s internally set objectives as well as its peer group and competitors. The CODM considers these analyses to determine whether to deploy more capital to fund growth within the segments, or conversely, deploy less capital to focus on underwriting profitability improvements. Furthermore, the combined ratio is a significant component in the establishment of management’s incentive compensation.

The contributions of Old Republic's reportable segments to consolidated totals are shown in the following tables.

Year Ended December 31, 2024:	Specialty Insurance	Title Insurance	Corporate & Other (a)	Consolidation Elimination Adjustments (b)	Total

Revenues:
Net premiums written	$5,030.5	$2,334.6	$15.9	$—	$7,381.0
Net premiums earned	4,677.0	2,334.6	14.6	—	7,026.4
Title, escrow, and other fees	—	284.4	—	—	284.4
Total premiums and fees	4,677.0	2,619.1	14.6	—	7,310.8
Other income	177.0	0.6	—	—	177.6

Expenses (c):
Loss and loss adjustment expenses	2,975.6	46.1	2.6	—	3,024.4
Dividends to policyholders	23.5	—	—	—	23.5
Underwriting, acquisition, and other expenses:
Commissions	546.8	1,601.2	0.1	—	2,148.2
Insurance taxes, licenses, and fees	172.7	37.5	1.7	—	212.0
Subtotal	719.6	1,638.7	1.9	—	2,360.3
General expenses	771.1	855.1	49.7	—	1,676.0
Total underwriting, acquisition, and
other expenses	1,490.8	2,493.8	51.7	—	4,036.4
Segment underwriting income (loss)	364.0	79.7	(39.8)	—	404.0
Add: Net investment income	546.5	63.2	127.0	(63.7)	673.1
Less: Interest and other charges (b)	62.3	(1.1)	79.8	(63.7)	77.3
Segment pretax operating income	848.3	144.1	7.3	—	999.8
Income taxes (credits) on above	173.4	30.3	(1.0)	—	202.7
Net income excluding investment gains (losses)	$674.8	$113.7	$8.4	$—	797.0
Consolidated pretax investment gains (losses):
Realized from actual transactions and
impairments					88.8
Unrealized from changes in fair value of
equity securities					(18.9)
Income taxes on above					14.2
Net of tax investment gains					55.7
Net income					$852.7

Segment and consolidated combined ratio	92.2%	97.0%			93.9%
__________

(a)    Includes the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company, and several internal corporate services subsidiaries.
(b)    Consolidation elimination adjustments include intercompany financing arrangements for which interest charges with Old Republic's parent holding company for the following reportable segments were: Specialty - $63.7 and Title - $–, for the year ended December 31, 2024.
(c)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

Year Ended December 31, 2023:	Specialty Insurance	Title Insurance	Corporate & Other (a)	Consolidation Elimination Adjustments (b)	Total

Revenues:
Net premiums written	$4,356.3	$2,300.9	$25.6	$—	$6,682.9
Net premiums earned	4,119.2	2,300.9	25.6	—	6,445.9
Title, escrow, and other fees	—	261.8	—	—	261.8
Total premiums and fees	4,119.2	2,562.8	25.6	—	6,707.7
Other income	162.2	0.7	—	—	163.1

Expenses (c):
Loss and loss adjustment expenses	2,536.7	48.7	(5.4)	—	2,580.0
Dividends to policyholders	16.5	—	—	—	16.5
Underwriting, acquisition, and other expenses:
Commissions	465.3	1,608.1	0.1	—	2,073.6
Insurance taxes, licenses, and fees	159.8	18.7	4.4	—	183.1
Subtotal	625.2	1,626.8	4.6	—	2,256.7
General expenses	697.0	812.4	77.4	—	1,586.9
Total underwriting, acquisition, and
other expenses	1,322.2	2,439.3	82.0	—	3,843.6
Segment underwriting income (loss)	406.0	75.4	(50.9)	—	430.6
Add: Net investment income	462.7	57.0	135.0	(76.5)	578.3
Less: Interest and other charges (b)	80.9	(1.0)	67.2	(76.5)	70.5
Segment pretax operating income	787.8	133.5	16.9	—	938.4
Income taxes on above	158.3	27.7	2.7	—	188.8
Net income excluding investment gains (losses)	$629.5	$105.8	$14.1	$—	749.5
Consolidated investment gains (losses):
Realized from actual transactions and
impairments					(67.0)
Unrealized from changes in fair value of
equity securities					(123.9)
Income tax credits on above					(40.0)
Net of tax investment losses					(150.8)
Net income					$598.6

Segment and consolidated combined ratio	90.2%	97.1%			92.6%
__________

(a)    Includes the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company, and several internal corporate services subsidiaries.
(b)    Consolidation elimination adjustments include intercompany financing arrangements for which interest charges with Old Republic's parent holding company for the following reportable segments were: Specialty - $76.5 and Title - $–, for the year ended December 31, 2023.
(c)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

Year Ended December 31, 2022:	Specialty Insurance	Title Insurance	Corporate & Other (a)	Consolidation Elimination Adjustments (b)	Total

Revenues:
Net premiums written	$3,978.2	$3,500.6	$32.8	$—	$7,511.6
Net premiums earned	3,808.6	3,500.6	32.9	—	7,342.1
Title, escrow, and other fees	—	333.2	—	—	333.2
Total premiums and fees	3,808.6	3,833.8	32.9	—	7,675.3
Other income	148.9	0.9	—	—	149.9

Expenses (c):
Loss and loss adjustment expenses	2,352.0	89.1	(13.4)	—	2,427.7
Dividends to policyholders	12.5	—	—	—	12.5
Underwriting, acquisition, and other expenses:
Commissions	435.1	2,464.8	—	—	2,899.9
Insurance taxes, licenses, and fees	161.1	73.5	3.8	—	238.4
Subtotal	596.2	2,538.3	3.7	—	3,138.4
General expenses	595.7	945.8	39.1	—	1,580.8
Total underwriting, acquisition, and
other expenses	1,192.0	3,484.2	42.9	—	4,719.2
Segment underwriting income	400.9	261.3	3.5	—	665.8
Add: Net investment income	358.0	47.9	123.6	(70.0)	459.5
Less: Interest and other charges (b)	69.1	0.4	67.1	(70.0)	66.7
Segment pretax operating income	689.8	308.8	59.9	—	1,058.6
Income taxes on above	139.6	67.0	6.7	—	213.4
Net income excluding investment gains (losses)	$550.1	$241.8	$53.1	$—	845.1
Consolidated investment gains (losses):
Realized from actual transactions and
impairments					62.2
Unrealized from changes in fair value of
equity securities					(263.4)
Income tax credits on above					(42.5)
Net of tax investment losses					(158.6)
Net income					$686.4

Segment and consolidated combined ratio	89.5%	93.2%			91.0%
__________

(a)    Includes the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company, and several internal corporate services subsidiaries.
(b)    Consolidation elimination adjustments include intercompany financing arrangements for which interest charges with Old Republic's parent holding company for the following reportable segments were: Specialty - $68.9 and Title - $0.8 for the year ended December 31, 2022.
(c)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

December 31:	2024	2023
Consolidated Assets:
Specialty Insurance	$24,563.2	$22,710.5
Title Insurance	1,915.8	1,948.2
Total assets of Company segments	26,479.1	24,658.8
Corporate & Other (a)	1,532.4	2,145.8
Consolidation elimination adjustments (b)	(168.4)	(303.2)
Consolidated assets	$27,843.1	$26,501.4
__________

(a)    Includes the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company and several internal corporate services subsidiaries.
(b)    Includes predominately intercompany debt and various reclassifications.

Note 17 - Transactions with Affiliates

The Company is affiliated with a mutual insurer, American Business & Mercantile Insurance Mutual, Inc. ("AB&M" or "the Mutual") whose formation it sponsored in 1981. The Mutual is managed through a service agreement with several Old Republic subsidiaries. AB&M's underwriting operations are limited to certain types of coverages not otherwise provided by Old Republic, and to a small amount of intercompany insurance and reinsurance placements. The following table shows certain information reflective of such business:

	Assumed from Old Republic			Ceded to Old Republic
Years Ended December 31:	2024	2023	2022	2024	2023	2022
Premiums earned	$1.1	$0.7	$0.3	$—	$—	$0.1
Commissions and fees	0.3	0.1	0.1	—	—	—
Losses and loss expenses	1.2	2.9	0.9	0.1	—	0.1
Loss and loss expense reserves	$4.0	$4.3	$7.1	$1.3	$1.4	$2.7

As of December 31, 2024 and 2023, the Mutual's statutory capital included surplus notes due to Old Republic of $10.5 out of total statutory capital of $69.4 and $62.4, respectively.

Note 18 - Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued. No subsequent events were identified, other than those discussed below, that require adjustment or disclosure to the consolidated financial statements.

In January 2025, Old Republic announced the formation of a new underwriting subsidiary, Old Republic Cyber, Inc., that will focus on providing specialized cyber- and technology-related coverage.

In January 2025, a strategic partnership was formed between Old Republic National Title Holding Company (Old Republic Title) and Qualia Labs, Inc. (Qualia) in which Qualia acquired transactional software platforms from Old Republic Title. The transaction did not meet the criteria to be classified as held-for-sale as of December 31, 2024. The assets transferred and the gain or loss on the sale are not material to the consolidated financial statements, and will be recorded in the first quarter 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Old Republic International Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, preferred stock and common shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Estimate of liability for loss and loss adjustment expense reserves
As discussed in Note 1 to the consolidated financial statements, the Company estimates the liability for loss and loss adjustment expense reserves using a number of considerations to determine its best estimate of the cost of settling claims reported and claims incurred but not reported. The Company estimates the liability by applying expected claim ratios by line of business to the related earned premium revenue. The Company's liability for loss and loss adjustment expense reserves (reserves) as of December 31, 2024 was $13,727.7 million.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's process for estimating the liability for loss and loss adjustment expense reserves. This included controls related to the development of the expected claim ratios as well as comparison of the recorded reserves based on expected claim ratios to the Company's actuarially derived reserves. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
● Assessing the Company's reserving methodologies by comparing to methods consistent with actuarial standards of practice

● Evaluating the Company's estimates by developing independent analyses for certain reserve groups using the Company's underlying historical claims data

● Developing an independent consolidated range of reserves for certain reserve groups based on actuarial methodologies and comparing to the Company's recorded reserves

● Assessing year-over-year movements of the Company's recorded reserves within the independently developed actuarial range.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Chicago, Illinois
February 27, 2025

Management's Responsibility for Financial Statements

Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company's financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

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

Changes in Internal Control

During the three month period ended December 31, 2024, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024. KPMG LLP (PCAOB ID 185), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024. Their report is shown on page 88 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 6, 2024.

During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Information about our Executive Officers:

The following table sets forth certain information as of December 31, 2024, regarding the executive officers of the Company:

Name	Age	Position
Thomas A. Dare	63	Senior Vice President, Secretary and General Counsel since January 2021; served as Deputy General Counsel from June 2017 to January 2021.

W. Todd Gray	57	Executive Vice President since May 2022; Senior Vice President and Treasurer since June 2018; Senior Vice President - Operations & Finance - Old Republic General Insurance Group since September 2015.

Jeffrey P. Lange	54
Senior Vice President - Underwriting and Distribution since August 2023; Chief Operating Officer of Old Republic General Insurance Group since February 2022; Senior Vice President - Underwriting and Distribution of Old Republic General Insurance Group from January 2018 to February 2022.

Carolyn Monroe	66
Senior Vice President – Title Insurance since August 2023; President and Chief Executive Officer of Old Republic National Title Holding Company and Old Republic National Title Insurance Company since December 2018 and January 2023, respectively, after joining in 2009.

Stephen J. Oberst	57	Executive Vice President since October 2019; Chief Executive Officer at Old Republic Risk Management, Inc. which he joined in 1999.

Craig R. Smiddy	60
President and Chief Executive Officer since June 2018 and October 2019, respectively; President and Chief Executive Officer of Old Republic General Insurance Group since August 2015 and December 2019. respectively; Chief Operating Officer of Old Republic General Insurance Group from August 2013 to December 2019. Prior to joining Old Republic, Mr. Smiddy was President of the Specialty Markets Division of Munich Reinsurance America, Inc.

Frank J. Sodaro	56	Senior Vice President and Chief Financial Officer since July 2021; served as Deputy Chief Financial Officer from June 2017 to July 2021.

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

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 22, 2025. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2025 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a Securities Trading Policy setting forth policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees, and the Company itself. The Company believes that the Securities Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of the Securities Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

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

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the information under the caption "Director Compensation" in the section entitled "Corporate Governance" and the information in the section entitled "Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Shareholders to be held on May 22, 2025.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the information under the caption "Principal Holders of Securities" in the section entitled "Corporate Governance" and the information under the caption "Equity Compensation Plan Information" in the section entitled "Executive Compensation" in the Company's proxy statement to be filed with the Commission in connection with the Annual Meeting of Shareholders to be held on May 22, 2025.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the information under the captions "Procedures for the Approval of Related Person Transactions" and "The Board of Directors Responsibilities and Independence" in the section entitled "Corporate Governance" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 22, 2025.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the information under the caption "External Audit Services" in the section entitled "Item 2: Ratification of the Selection of an Independent Registered Public Accounting Firm" contained in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 22, 2025.

PART IV

Item 15 - Exhibits

Documents filed as a part of this report:
1. Financial statements: See Item 8, Index to Financial Statements.
2. See exhibit index on page 106 of this report.
3. Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):    Old Republic International Corporation

By:	/s/ Craig R. Smiddy	02/27/2025
	Craig R. Smiddy, President, Chief Executive Officer and Director	Date

By:	/s/ Frank J. Sodaro	02/27/2025
	Frank J. Sodaro, Senior Vice President,	Date
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

/s/ Barbara A. Adachi	/s/ Peter B. McNitt
Barbara A. Adachi, Director*	Peter B. McNitt, Director*
/s/ Steven J. Bateman	/s/ Glenn W. Reed
Steven J. Bateman, Director*	Glenn W. Reed, Director*
/s/ Lisa J. Caldwell	/s/ Therace M. Risch
Lisa J. Caldwell, Director*	Therace M. Risch, Director*
/s/ John M. Dixon	/s/ J. Eric Smith
John M. Dixon, Director*	J. Eric Smith, Director*
/s/ Michael D. Kennedy	/s/ Fredricka Taubitz
Michael D. Kennedy, Director*	Fredricka Taubitz, Director*
/s/ Charles J. Kovaleski	/s/ Steven R. Walker
Charles J. Kovaleski, Director*	Steven R. Walker, Director*
/s/ Spencer LeRoy, III
Spencer LeRoy, III, Director*

* By /s/ Craig R. Smiddy
Attorney-in-fact
Date: February 27, 2025

INDEX TO FINANCIAL STATEMENT SCHEDULES

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2024

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2024, 2023 and 2022

Schedule	IV -	Reinsurance for the years ended December 31, 2024, 2023 and 2022

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2024, 2023 and 2022

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, accompanying footnotes, or elsewhere herein.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2024
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (a)	Fair Value	Amount at which shown in balance sheet

Fixed income securities:
United States Government and
government agencies and authorities	$1,771.2	$1,714.9	$1,714.9
States, municipalities and political subdivisions	319.6	317.9	317.9
Foreign government	179.3	176.9	176.9
Corporate, industrial and all other	9,905.8	9,881.7	9,881.7
	12,175.9	$12,091.5	12,091.5
Short-term investments	1,403.7		1,403.7
Total	13,579.7		13,495.3
Equity securities:
Non-redeemable preferred stocks	0.6	$1.4	1.4
Common stocks:
Banks, trusts and insurance companies	73.8	169.3	169.3
Industrial, miscellaneous and all other	1,336.2	2,369.9	2,369.9
	1,410.7	$2,540.7	2,540.7
Other investments	42.8		42.8
Total investments	$15,033.3		$16,079.0
__________

(a)    Represents original cost of equity securities, and as to fixed incomes, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2024	2023
Assets:
Bonds and notes	$10.5	$10.5
Short-term investments	128.1	21.1
Cash	26.7	5.0
Investments in, and indebtedness of related parties	7,579.1	8,027.7
Other assets	153.5	116.6
Total assets	$7,898.1	$8,181.0

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$588.8	$69.6
Debt and debt equivalents	1,588.7	1,591.2
Indebtedness to affiliates and subsidiaries	101.6	109.4
Total liabilities	2,279.2	1,770.3

Common shareholders' equity:
Common stock	248.8	278.3
Additional paid-in capital	—	678.7
Retained earnings	5,519.7	5,644.3
Accumulated other comprehensive loss	(102.4)	(132.4)
Unallocated 401(k) plan shares (at cost)	(47.1)	(58.2)
Total common shareholders' equity	5,618.9	6,410.7
Total liabilities and common shareholders' equity	$7,898.1	$8,181.0

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Investment income from subsidiaries	$112.1	$122.0	$118.0
Real estate and other income	4.3	4.1	4.2
Other investment income	5.3	4.8	1.2
Realized investment losses	—	(4.5)	—
Total revenues	121.8	126.5	123.6
Expenses:
Interest - subsidiaries	3.6	4.2	3.9
Interest - other	79.8	67.1	67.1
Real estate and other expenses	5.2	4.8	4.5
General expenses, taxes and fees	35.8	57.1	23.6
Total expenses	124.5	133.3	99.2
Revenues, net of expenses	(2.7)	(6.8)	24.3
Federal income taxes (credits)	(1.7)	(0.8)	2.9
Income (loss) before equity in earnings of subsidiaries	(0.9)	(5.9)	21.3

Equity in earnings (loss) of subsidiaries:
Dividends received	796.2	673.3	614.6
Earnings (loss) in excess of dividends	57.4	(68.6)	50.5
Net Income	$852.7	$598.6	$686.4

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$852.7	$598.6	$686.4
Adjustments to reconcile net income to
net cash provided by operating activities:
Accounts receivable	0.7	(0.9)	—
Income taxes - net	8.5	(49.8)	59.4
Excess of equity in (earnings) loss of subsidiaries
over cash dividends received	(57.4)	68.6	(50.5)
Realized investment losses	—	4.5	—
Accounts payable, accrued expenses and other	(28.8)	14.7	(34.8)
Total	775.7	635.8	660.6

Cash flows from investing activities:
Purchase of fixed assets for Company use	(1.8)	(3.2)	(4.1)
Net repayment (issuance) of notes to related parties	595.5	54.6	64.9
Net decrease (increase) in short-term investments	(107.0)	13.9	(23.8)
Investment in, and indebtedness of related parties - net	—	85.0	140.0
Total	486.6	150.3	176.9

Cash flows from financing activities:
Issuance of debentures and notes	395.9	—	—
Net receipt (repayment) of notes and loans from related parties	(13.6)	(5.1)	(4.8)
Issuance of common shares	2.0	31.1	26.6
Redemption of debentures and notes	(400.0)	—	—
Dividends on common shares	(271.9)	(275.5)	(579.7)
Repurchase of common stock	(942.2)	(535.3)	(281.2)
Other - net	(10.8)	1.7	1.5
Total	(1,240.6)	(783.1)	(837.6)

Increase (decrease) in cash	21.7	3.0	—
Cash, beginning of year	5.0	2.0	2.0
Cash, end of year	$26.7	$5.0	$2.0

See accompanying Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
($ in Millions)

Note 1 - Summary of Significant Accounting Policies

Old Republic International Corporation's (the Company or Old Republic) condensed financial statements are presented in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and accompanying footnotes of Old Republic International Corporation and Subsidiaries included in its Annual Report on Form 10-K.

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

On March 31, 2024, the Company completed a public offering of $400.0 aggregate principal amount of Senior Notes. The notes bear interest at a rate of 5.750% per year and mature on March 28, 2034. This issuance was completed in anticipation of the $400.0 of 4.875% Senior Notes that matured and were redeemed in cash on October 1, 2024.

Note 4 - Common Stock Repurchases

On May 12, 2023, the Board of Directors authorized a $450.0 share repurchase program which was completed during the first quarter of 2024. On March 1, 2024, the Board of Directors authorized a $1.1 billion share repurchase program.

Total 2024 share repurchases, inclusive of taxes and fees, under these programs were 29.9 million shares for $951.6 (average price of $31.82). Following the close of the year and through February 19, 2025, the Company repurchased 0.7 million additional shares for $25.5 (average price of $34.57) leaving $205.8 remaining under the current authorization.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2024, 2023 and 2022
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2024:
Insurance Underwriting:
Specialty Insurance	$531.1	$7,341.5	$2,591.4	$134.5	$4,677.0
Title Insurance	—	572.7	—	1.6	2,334.6
Corporate & Other (a)	0.1	6.4	—	30.2	14.6
Reinsurance Recoverable (c)	—	5,807.1	913.9	7.6	—
Consolidated	$531.3	$13,727.7	$3,505.4	$174.0	$7,026.4

Year Ended December 31, 2023:
Insurance Underwriting:
Specialty Insurance	$417.6	$6,955.2	$2,253.1	$109.3	$4,119.2
Title Insurance	—	598.5	—	1.5	2,300.9
Corporate & Other (a)(b)	0.2	6.6	—	30.8	25.6
Reinsurance Recoverable (c)	—	4,977.7	789.5	8.6	—
Consolidated	$417.8	$12,538.2	$3,042.6	$150.4	$6,445.9

Year Ended December 31, 2022:
Insurance Underwriting:
Specialty Insurance	$382.2	$6,824.8	$2,028.5	$137.1	$3,808.6
Title Insurance	—	612.8	—	3.3	3,500.6
Corporate & Other (a)	0.2	84.2	0.1	31.8	32.9
Reinsurance Recoverable (c)	—	4,699.5	759.1	9.8	—
Consolidated	$382.5	$12,221.5	$2,787.8	$182.2	$7,342.1
__________

(a)    Includes amounts for the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company, several internal corporate services subsidiaries, and consolidation elimination adjustments.
(b)    RFIG Run-off loss and loss adjustment expense reserves of $54.9 and unearned premiums of $0.1 were classified as held-for-sale as of December 31, 2023. See Note 2 in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for further discussion.
(c)    In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $6.7 billion, $5.7 billion, and $5.4 billion at December 31, 2024, 2023, and 2022, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2024, 2023 and 2022
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Loss and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2024:
Insurance Underwriting:
Specialty Insurance	$546.5	$2,999.1	$770.0	$783.1	$5,030.5
Title Insurance	63.2	46.1	—	2,492.7	2,334.6
Corporate & Other (a)	63.3	2.6	—	67.8	15.9
Reinsurance Recoverable (c)	—	—	—	—	—
Consolidated	$673.1	$3,048.0	$770.0	$3,343.6	$7,381.0

Year Ended December 31, 2023:
Insurance Underwriting:
Specialty Insurance	$462.7	$2,553.3	$680.0	$723.0	$4,356.3
Title Insurance	57.0	48.7	—	2,438.2	2,300.9
Corporate & Other (a)(b)	58.5	(5.4)	—	72.7	25.6
Reinsurance Recoverable (c)	—	—	—	—	—
Consolidated	$578.3	$2,596.6	$680.0	$3,234.1	$6,682.9

Year Ended December 31, 2022:
Insurance Underwriting:
Specialty Insurance	$358.0	$2,364.6	$591.2	$669.5	$3,978.2
Title Insurance	47.9	89.1	—	3,484.6	3,500.6
Corporate & Other (a)	53.5	(13.4)	0.2	40.3	32.8
Reinsurance Recoverable (c)	—	—	—	—	—
Consolidated	$459.5	$2,440.2	$591.4	$4,194.5	$7,511.6
__________

(a)    Includes amounts for the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company, several internal corporate services subsidiaries, and consolidation elimination adjustments.
(b)    RFIG Run-off loss and loss adjustment expense reserves of $54.9 and unearned premiums of $0.1 were classified as held-for-sale as of December 31, 2023. See Note 2 in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for further discussion.
(c)    In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $6.7 billion, $5.7 billion, and $5.4 billion at December 31, 2024, 2023, and 2022, respectively. This accounting treatment does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the Years Ended December 31, 2024, 2023 and 2022
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2024:
Life insurance in force	$650.6	$351.4	$—	$299.1	—%

Premium Revenues:
Specialty Insurance	$7,221.8	$2,652.8	$108.0	$4,677.0	2.3%
Title Insurance	2,332.3	—	2.2	2,334.6	0.1
RFIG Run-off	5.7	—	—	5.7	—
Life and Health Insurance:
Life insurance	5.6	2.1	—	3.5	—
Accident and health insurance	10.4	4.9	—	5.4	—
Total Life & Health Insurance	16.1	7.1	—	8.9	—
Consolidating adjustments	—	(0.2)	(0.2)	—	—
Consolidated	$9,575.9	$2,659.6	$110.0	$7,026.4	1.6%

Year Ended December 31, 2023:
Life insurance in force	$933.8	$563.3	$—	$370.4	—%

Premium Revenues:
Specialty Insurance	$6,513.2	$2,488.6	$94.7	$4,119.2	2.3%
Title Insurance	2,299.1	—	1.8	2,300.9	0.1
RFIG Run-off	16.4	—	—	16.4	—
Life and Health Insurance:
Life insurance	6.5	2.6	—	3.8	—
Accident and health insurance	11.1	5.8	—	5.3	—
Total Life & Health Insurance	17.6	8.4	—	9.1	—
Consolidating adjustments	—	(0.3)	(0.3)	—	—
Consolidated	$8,846.4	$2,496.7	$96.2	$6,445.9	1.5%

Year Ended December 31, 2022:
Life insurance in force	$1,266.7	$784.5	$—	$482.1	—%

Premium Revenues:
Specialty Insurance	$6,021.0	$2,299.5	$87.1	$3,808.6	2.3%
Title Insurance	3,498.1	0.1	2.6	3,500.6	—
RFIG Run-off	23.2	—	—	23.2	—
Life and Health Insurance:
Life insurance	7.1	3.2	—	3.9	—
Accident and health insurance	13.7	8.0	—	5.6	—
Total Life & Health Insurance	20.8	11.2	—	9.6	—
Consolidating adjustments	—	(0.3)	(0.3)	—	—
Consolidated	$9,563.3	$2,310.5	$89.4	$7,342.1	1.2%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023 and 2022
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts - Describe	Deductions - Describe	Balance at End of Period

Year Ended December 31, 2024:
Deducted from Asset Accounts:
Reserve for credit losses	$43.6	$8.5	$—	$—	$52.2

Year Ended December 31, 2023:
Deducted from Asset Accounts:
Reserve for credit losses	$43.0	$0.6	$—	$—	$43.6

Year Ended December 31, 2022:
Deducted from Asset Accounts:
Reserve for credit losses	$40.1	$2.9	$—	$—	$43.0
__________

(a)    RFIG Run-off credit loss reserve of $0.1 has been classified as held-for-sale as of December 31, 2023. See Note 2 in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for further discussion.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the Years Ended December 31, 2024, 2023 and 2022
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (a)	Deferred Policy Acquisition Costs	Loss and Loss Adjustment Expense Reserves (b)	Discount, If Any, Deducted in Column C	Unearned Premiums (b)

Year Ended December 31:
2024	$531.1	$7,341.5	$171.8	$2,591.4
2023	417.6	6,955.2	179.9	2,253.1
2022	382.2	6,824.8	184.7	2,028.5

Column A	Column F	Column G	Column H

		Net Investment Income	Loss and Loss Adjustment Expenses Incurred Related to
Affiliation With Registrant (a)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2024	$4,677.0	$546.5	$3,081.9	$(106.2)
2023	4,119.2	462.7	2,770.7	(234.0)
2022	3,808.6	358.0	2,545.1	(193.1)

Column A	Column I	Column J	Column K

Affiliation With Registrant (a)	Amortization of Deferred Policy Acquisition Costs	Paid Loss and Loss Adjustment Expenses	Premiums Written

Year Ended December 31:
2024	$770.0	$2,589.3	$5,030.5
2023	680.0	2,406.2	4,356.3
2022	591.2	2,114.2	3,978.2
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
Eighth Supplemental Indenture dated as of March 28, 2024, between the Company and Wilmington Trust Company, as trustee (including the form of Notes). (Exhibit 4.1 to Registrant's Form 8-K filed March 28, 2024).

	(I)	*	Description of Common Stock of the Registrant (Exhibit 4(H) to Registrant's Form 10-K filed February 24, 2023).

(10)	Material contracts.

**	(A)	*	Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant's Annual Report on Form 10-K for 2018).

**	(B)	*	Amended and Restated Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 10(a) to Registrant's Form 10-Q filed March 31, 2014).

**	(C)	*	Old Republic International Corporation 2016 Incentive Compensation Plan. (Exhibit 99.1 to Registrant's Form 8-K filed May 28, 2015).

**	(D)	*
Forms of Agreement for Old Republic International Corporation to use as a Sign-On Restricted Stock Award or as a Restricted Stock Award for awards granted to certain employees or officers of the Registrant or its Subsidiaries. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2017).

**	(E)	*	Old Republic International Corporation 2022 Incentive Compensation Plan. (Exhibit 10.1 to Registrant's Form 8-K filed May 31, 2022).

**	(F)		Amendment to the Old Republic International Corporation 2022 Incentive Compensation Plan.

**	(G)	*	Old Republic International Corporation Form of Stock Option Award Agreement (2022 Incentive Compensation Plan). (Exhibit 10.2 to Registrant's Form 8-K filed May 31, 2022).

(Exhibit Index, Continued)

**	(H)	*	Form of Stock Option Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.3 to Registrant's Form 8-K filed March 8, 2024) (2024 Form).

**	(I)		Old Republic International Corporation Form of Stock Option Award Agreement (2022 Incentive Compensation Plan) (2025 Form).

**	(J)	*	Old Republic International Corporation Form of Restricted Stock Award Agreement (2022 Incentive Compensation Plan). (Exhibit 10.3 to Registrant's Form 8-K filed May 31, 2022).

**	(K)	*	Old Republic International Corporation 2023 Cash Incentive Compensation Plan (Exhibit 10.1 to Registrant's Form 8-K filed March 21, 2023).

**	(L)	*	Form of Award Agreement for Old Republic International Corporation 2023 Cash Incentive Plan (Exhibit 10.2 to Registrant's Form 8-K filed March 21, 2023).

**	(M)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2018.)

	(N)	*	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies. (Exhibit 10(a) to Registrant's Form 10-Q filed March 31, 2013).

**	(O)	*	Old Republic International Corporation Nonqualified Deferred Compensation Plan (Exhibit 10.1 to Registrant's Form 8-K filed September 19, 2024).

**	(P)	*	Form of Restricted Stock Unit Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.1 to Registrant's Form 8-K filed March 8, 2024).

**	(Q)	*	Form of Performance-Based Stock Unit Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.2 to Registrant's Form 8-K filed March 8, 2024).

**	(R)		Form of Non-Employee Director Award Agreement (2022 Incentive Compensation Plan).

(19)			Old Republic International Corporation Securities Trading Policy.

(21)			Subsidiaries of the registrant.

(23.1)			Consent of KPMG LLP.

(24)			Powers of attorney.

(31.1)			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)		*	Old Republic International Corporation Compensation Recovery Policy (Exhibit 97 to Registrant's Form 10-K filed February 28, 2023).

(99)			ORI 401(k) Savings and Profit Sharing Plan restated effective January 1, 2025.

(101.INS)			XBRL Instance Document - The instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)			XBRL Taxonomy Extension Schema

(101.CAL)			XBRL Taxonomy Extension Calculation Linkbase

(Exhibit Index, Continued)

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

*    Exhibit incorporated herein by reference.

**    Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.