Form 10-K/A
period 2024-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2025-03-27
CIK 74260

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

The registrant had 248,191,027 shares of Common Stock outstanding as of January 31, 2025.

Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Proxy Statement for the 2025 Annual Meeting of Shareholders Exhibits as specified in exhibit index	III, Items 10, 11, 12, 13 and 14 IV, Item 15

______________________________________

EXPLANATORY NOTE

On February 27, 2025, the Registrant filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Filing”). The Consent of Independent Registered Public Accounting Firm (the “Consent”) included as Exhibit 23.1 in Part IV, Item 15 of the Original Filing contained clerical errors, including the inadvertent omission of references to the Registrant’s latest registration statements on Forms S-8 and S-3. This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) is being filed solely for the purpose of filing the corrected Consent.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted from the new certifications.

Other than the corrections to the Consent, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect subsequent events occurring after the date of the Original Filing or modify or update any disclosures made in the Original Filing.

PART IV
Item 15 - Exhibits
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

**	(E)	*	Old Republic International Corporation 2022 Incentive Compensation Plan. (Exhibit 10.1 to Registrant's Form 8-K filed May 31, 2022).

**	(F)	*	Amendment to the Old Republic International Corporation 2022 Incentive Compensation Plan (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(Exhibit Index, Continued)

**	(G)	*	Old Republic International Corporation Form of Stock Option Award Agreement (2022 Incentive Compensation Plan). (Exhibit 10.2 to Registrant's Form 8-K filed May 31, 2022).

**	(H)	*	Form of Stock Option Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.3 to Registrant's Form 8-K filed March 8, 2024) (2024 Form).

**	(I)	*
Old Republic International Corporation Form of Stock Option Award Agreement (2022 Incentive Compensation Plan) (2025 Form) (Exhibit 10(I) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

**	(J)	*	Old Republic International Corporation Form of Restricted Stock Award Agreement (2022 Incentive Compensation Plan). (Exhibit 10.3 to Registrant's Form 8-K filed May 31, 2022).

**	(K)	*	Old Republic International Corporation 2023 Cash Incentive Compensation Plan (Exhibit 10.1 to Registrant's Form 8-K filed March 21, 2023).

**	(L)	*	Form of Award Agreement for Old Republic International Corporation 2023 Cash Incentive Plan (Exhibit 10.2 to Registrant's Form 8-K filed March 21, 2023).

**	(M)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2018.)

	(N)	*	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies. (Exhibit 10(a) to Registrant's Form 10-Q filed March 31, 2013).

**	(O)	*	Old Republic International Corporation Nonqualified Deferred Compensation Plan (Exhibit 10.1 to Registrant's Form 8-K filed September 19, 2024).

**	(P)	*	Form of Restricted Stock Unit Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.1 to Registrant's Form 8-K filed March 8, 2024).

**	(Q)	*	Form of Performance-Based Stock Unit Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.2 to Registrant's Form 8-K filed March 8, 2024).

**	(R)	*	Form of Non-Employee Director Award Agreement (2022 Incentive Compensation Plan)(Exhibit 10(R) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(19)		*	Old Republic International Corporation Securities Trading Policy (Exhibit 19 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(21)		*	Subsidiaries of the registrant (Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(23.1)			Consent of KPMG LLP.

(24)		*	Powers of attorney (Exhibit 24 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(31.1)			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)		*
Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(32.2)		*
Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(Exhibit Index, Continued)

(97)	*	Old Republic International Corporation Compensation Recovery Policy (Exhibit 97 to Registrant's Form 10-K filed February 28, 2023).

(99)	*	ORI 401(k) Savings and Profit Sharing Plan restated effective January 1, 2025 (Exhibit 99 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(101.INS)		XBRL Instance Document - The instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)		XBRL Taxonomy Extension Schema

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase

(101.LAB)		XBRL Taxonomy Extension Label Linkbase

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase

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

(Registrant):    Old Republic International Corporation

By:	/s/ Craig R. Smiddy	03/27/25
	Craig R. Smiddy, President, Chief Executive Officer and Director	Date