Form 10-Q
period 2025-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2025-05-02
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	March 31, 2025
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at March 31, 2025 was 247,163,589.

There are 44 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2025

INDEX

		PAGE NO.

PART I - FINANCIAL INFORMATION:

ITEM 1 -	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 19

ITEM 2 -	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	20 - 39

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	40

ITEM 4 -	CONTROLS AND PROCEDURES	40

PART II - OTHER INFORMATION:

ITEM 1 -	LEGAL PROCEEDINGS	41

ITEM 1A -	RISK FACTORS	41

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41

ITEM 5 -	OTHER INFORMATION	41

ITEM 6 -	EXHIBITS	42

SIGNATURE		43

EXHIBIT INDEX		44

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
		(Unaudited)
		March 31,	December 31,
		2025	2024
Assets
Investments:
Fixed income securities (at fair value) (amortized cost: $12,192.5 and $12,175.9)		$12,248.1	$12,091.5
Equity securities (at fair value) (cost: $1,442.6 and $1,410.7)		2,592.5	2,540.7
Short-term investments (at fair value which approximates cost)		1,036.4	1,403.7
Other investments		11.5	42.8
Total investments		15,888.7	16,079.0
Cash		263.7	201.9
Accrued investment income		122.5	127.9
Accounts and notes receivable		2,654.7	2,471.6
Federal income tax recoverable: Current		—	13.8
Reinsurance balances and funds held		373.8	423.1
Reinsurance recoverable: Paid loss and loss adjustment expenses		195.6	185.3
Loss and loss adjustment expense reserves		5,921.8	5,807.1
Unearned premium and policy reserves		1,017.2	921.6
Deferred policy acquisition costs		555.7	531.3
Other assets		1,033.9	1,080.2
Total assets		$28,028.1	$27,843.1
Liabilities and Equity
Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves		$13,950.9	$13,727.7
Unearned premiums		3,658.6	3,505.4
Other policyholders' benefits and funds held		175.3	174.0
Total policy liabilities		17,784.9	17,407.2
Commissions, expenses, fees, and taxes		486.9	547.5
Reinsurance balances and funds held		1,462.7	1,409.8
Federal income tax payable: Current		28.5	—
Federal income tax: Deferred		174.5	129.1
Debt		1,589.0	1,588.7
Other liabilities		557.7	1,141.6
Total liabilities		22,084.5	22,224.1
Equity:
Shareholders' Equity:
Preferred stock	($0.01 par value; 75,000,000 shares authorized; none issued)	—	—
Common stock ($1.00 par value; 500,000,000 shares authorized; 248,450,289 and 248,817,316 shares issued) (Class B - $1.00 par value; 100,000,000 shares authorized; none issued)		248.4	248.8
Additional paid-in capital		—	—
Retained earnings		5,721.2	5,519.7
Accumulated other comprehensive income (loss)		10.8	(102.4)
Unallocated 401(k) plan shares (at cost)		(43.8)	(47.1)
Treasury stock (at cost) (1,286,700 and - shares)		(19.0)	—
Total shareholders' equity		5,917.5	5,618.9
Noncontrolling interests		26.0	—
Total equity		5,943.5	5,618.9
Total liabilities and equity		$28,028.1	$27,843.1

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
	Quarters Ended
	March 31,
	2025	2024
Revenues:
Net premiums earned	$1,782.9	$1,574.6
Title, escrow, and other fees	58.1	68.0
Total premiums and fees	1,841.0	1,642.7
Net investment income	170.7	164.1
Other income	47.2	41.9
Total operating revenues	2,059.0	1,848.8
Net investment gains (losses):
Realized from actual transactions and impairments	37.4	180.4
Unrealized from changes in fair value of
equity securities	17.6	(13.3)
Total net investment gains	55.0	167.1
Total revenues	2,114.0	2,015.9

Expenses:
Loss and loss adjustment expenses	772.1	694.6
Dividends to policyholders	5.5	2.8
Underwriting, acquisition, and other expenses	1,010.7	903.3
Interest and other charges	17.8	16.4
Total expenses	1,806.3	1,617.2
Income before income taxes	307.7	398.7

Income Taxes:
Current	45.5	76.0
Deferred	16.1	5.8
Total	61.6	81.9

Net Income:
Total net income	246.1	316.7
Net income attributable to noncontrolling interests	1.1	—
Net Income to Shareholders	$245.0	$316.7

Net Income Per Share:
Basic	$1.01	$1.17
Diluted	$0.98	$1.15

Average shares outstanding: Basic	243,772,711	271,725,775
Diluted	249,640,031	275,432,461

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2025	2024
Total Net Income As Reported	$246.1	$316.7

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized gains (losses) before reclassifications	140.3	(100.9)
Amounts reclassified as realized investment
losses in the statements of income	1.3	15.3
Pretax unrealized gains (losses) on investments	141.6	(85.6)
Deferred income taxes (credits)	29.9	(18.0)
Net unrealized gains (losses) on investments	111.7	(67.6)
Foreign currency translation adjustment and other	1.5	(5.4)
Total other comprehensive income (loss)	113.3	(73.0)
Total Comprehensive Income	359.5	243.7
Comprehensive income attributable to noncontrolling interests	1.1	—
Comprehensive Income to Shareholders	$358.4	$243.7

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Equity (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2025	2024
Preferred Stock:
Balance, beginning and end of period	$—	$—

Common Stock:
Balance, beginning of period	$248.8	$278.3
Dividend reinvestment plan	—	—
Stock-based compensation	0.3	0.1
Treasury stock restored to unissued status	(0.7)	(6.6)
Balance, end of period	$248.4	$271.8

Additional Paid-in Capital:
Balance, beginning of period	$—	$678.7
Dividend reinvestment plan	2.3	0.3
Stock-based compensation	6.3	7.9
401(k) plan shares released	3.3	1.5
Treasury stock restored to unissued status	(12.0)	(187.8)
Balance, end of period	$—	$500.7

Retained Earnings:
Balance, beginning of period	$5,519.7	$5,644.3
Net income to shareholders	245.0	316.7
Dividends on common shares	(68.3)	(71.7)
Treasury stock restored to unissued status	(12.4)	—
Other changes	37.2	—
Balance, end of period	$5,721.2	$5,889.3

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$(102.4)	$(132.4)
Net unrealized gains (losses) on securities, net of tax	111.7	(67.6)
Foreign currency translation adjustment and other	1.5	(5.4)
Balance, end of period	$10.8	$(205.4)

Unallocated 401(k) Plan Shares:
Balance, beginning of period	$(47.1)	$(58.2)
401(k) plan shares released	3.2	2.7
Balance, end of period	$(43.8)	$(55.5)

Treasury Stock:
Balance, beginning of period	$—	$—
Common stock repurchases	(25.2)	(194.4)
Restored to unissued status	25.2	194.4
Other changes	(19.0)	—
Balance, end of period	$(19.0)	$—

Noncontrolling Interests:
Balance, beginning of period	$—	$—
Net income attributable to noncontrolling interests	1.1	—
Net effect of changes in ownership and other	24.8	—
Balance, end of period	$26.0	$—

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Total net income	$246.1	$316.7
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(24.4)	(17.9)
Accounts and notes receivable	(147.4)	(102.8)
Loss and loss adjustment expense reserves	90.6	55.6
Unearned premiums and other policyholders' liabilities	48.6	71.3
Federal income taxes	57.6	76.0
Reinsurance balances and funds held	92.3	67.5
Realized investment gains from actual transactions and impairments	(37.4)	(180.4)
Unrealized investment (gains) losses from changes in fair value
of equity securities	(17.6)	13.3
Other - net	(76.6)	(138.9)
Total	231.7	160.4

Cash flows from investing activities:
Maturities and calls of fixed income securities	436.5	416.5
Sales of:
Fixed income securities	170.8	230.2
Equity securities	74.6	296.6
Other investments	2.2	1.5
Purchases of:
Fixed income securities	(577.9)	(956.1)
Equity securities	(34.1)	—
Other investments	(23.5)	(18.7)
Net (increase) decrease in short-term investments	377.6	(324.0)
Other - net	2.0	(1.2)
Total	428.4	(355.2)

Cash flows from financing activities:
Issuance of debentures and notes	—	396.0
Issuance of common shares	2.4	0.8
Dividends on common shares	(567.9)	(71.5)
Repurchase of common stock	(25.3)	(194.4)
Other - net	(7.6)	(2.3)
Total	(598.4)	128.4

Increase (decrease) in cash including balances classified as
held-for-sale:	61.8	(66.2)
Increase in cash balances classified as held-for-sale	—	0.4
Cash, beginning of period	201.9	202.8
Cash, end of period	$263.7	$136.9

Supplemental cash flow information:
Cash paid during the period for: Interest	$22.1	$20.4
Income taxes	$3.9	$4.8

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

Old Republic International Corporation is a Chicago-based holding company engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into two segments: Specialty Insurance and Title Insurance. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. The results of the Republic Financial Indemnity Group (RFIG) Run-off business, previously a reportable segment, are deemed immaterial and reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with the results of a small life and accident insurance business. Prior period amounts have been reclassified whenever appropriate to reflect the change in reportable segments. "Old Republic" or "the Company" refers to Old Republic International Corporation, its subsidiaries, and any variable interest entities that meet the requirements for consolidation, as the context requires.

Note 1 - Summary of Significant Accounting Policies

Accounting Principles - The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2024 Annual Report on Form 10-K incorporated herein by reference. The financial accounting and reporting process relies on estimates and on the exercise of judgment. In the opinion of management all adjustments consisting only of normal recurring accruals necessary for a fair presentation of interim periods' results and financial position have been recorded. Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective.

Statement Presentation - Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Prior period amounts have been reclassified whenever appropriate to conform to the most current presentation.

Accounting Standards Pending Adoption - In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures which will require further disaggregation of existing disclosures for the effective tax rate reconciliation and income taxes paid. More specifically, the amendments will require entities to disclose:

•A tabular effective tax rate reconciliation, broken out into specific categories with certain reconciling items above a 5% threshold further broken out by nature and/or jurisdiction, and
•Income taxes paid (net of refunds received), broken out between federal, state and foreign, and net amounts paid to an individual jurisdiction that exceed 5% of the total.

The requirements are effective for fiscal years beginning after December 15, 2024. The Company plans to adopt these annual disclosure-only requirements with the filing of its 2025 Annual Report on Form 10-K.

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

The requirements are effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 and will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of this disclosure-only guidance

Investments - The Company classifies its fixed income securities as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale, or (3) has the intention of trading. The Company's fixed income portfolio is classified as available for sale as of March 31, 2025 and December 31, 2024.

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

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At March 31, 2025, the Company and its subsidiaries did not have significant amounts of non-income producing securities.

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

Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly-owned agency subsidiaries) are generally recognized as income at the transaction closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining Title Insurance premium and fee revenues are produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can result in a three- to four-month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and loss reserve provisions.

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

The Company's accounting policy regarding the establishment of loss reserve estimates is described in Note 1 in the Notes to Consolidated Financial Statements included in Old Republic's 2024 Annual Report on Form 10-K.

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

Variable Interest Entities - A variable interest entity (VIE) is a legal entity that:

•lacks sufficient equity at risk to finance its own activities without additional subordinated financial support, or
•is structured such that equity investors do not have the ability to make significant decisions relating to the entity's operations through voting rights, or
•do not substantively participate in the gains and losses of the entity.

The Company determines whether it is the primary beneficiary of a VIE subject to consolidation based on a qualitative assessment of:

•the VIE’s capital structure, contractual terms, nature of operations and purpose,
•the Company’s relative exposure to the related risks of the VIE, and
•the breadth of the Company’s decision making ability and ability to influence activities that significantly affect the economic performance of the VIE.

Old Republic consolidates VIEs in which it is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE.

Noncontrolling Interests - Noncontrolling interests represent the portions of equity not attributable, directly or indirectly, to a parent.

Note 2 - Investments

The amortized cost and fair values by type and contractual maturity of fixed income securities are shown in the following tables. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities by Type:
March 31, 2025:
Government & Agency	$1,940.3	$8.7	$38.2	$1,910.8
Municipal	245.7	—	0.7	244.9
Corporate	10,006.4	137.4	51.5	10,092.3
	$12,192.5	$146.1	$90.5	$12,248.1

December 31, 2024:
Government & Agency	$1,950.5	$2.7	$61.3	$1,891.9
Municipal	319.6	—	1.6	317.9
Corporate	9,905.8	76.7	100.8	9,881.7
	$12,175.9	$79.4	$163.8	$12,091.5

	Amortized Cost	Fair Value
Fixed Income Securities Stratified by Contractual Maturity at March 31, 2025:
Due in one year or less	$1,443.8	$1,440.6
Due after one year through five years	5,619.5	5,631.3
Due after five years through ten years	4,759.9	4,807.4
Due after ten years	369.2	368.7
	$12,192.5	$12,248.1

The following table reflects the Company's gross unrealized losses and fair value of fixed income securities, aggregated by category and length of time that individual securities have been in an unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025:
Fixed Income Securities:
Government & Agency	$284.8	$5.5	$652.2	$32.6	$937.0	$38.2
Municipal	13.3	—	219.0	0.7	232.4	0.7
Corporate	1,924.1	20.8	1,375.6	30.7	3,299.8	51.5
	$2,222.4	$26.4	$2,246.9	$64.1	$4,469.3	$90.5

December 31, 2024:
Fixed Income Securities:
Government & Agency	$678.0	$17.9	$679.2	$43.4	$1,357.3	$61.3
Municipal	14.4	—	289.2	1.6	303.6	1.6
Corporate	3,683.0	57.1	1,763.2	43.6	5,446.2	100.8
	$4,375.5	$75.0	$2,731.7	$88.7	$7,107.2	$163.8

In the above tables, the unrealized losses on fixed income securities are deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. No impairment losses were recorded in the first quarter of 2025 or 2024. The Company's allowance for credit losses was $1.6 as of both March 31, 2025 and December 31, 2024.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025	$1,442.6	$1,169.6	$19.7	$2,592.5
December 31, 2024	$1,410.7	$1,148.6	$18.6	$2,540.7

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of March 31, 2025 and December 31, 2024.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2025:	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government & Agency	$1,670.3	$240.5	$—	$1,910.8
Municipal	—	244.9	—	244.9
Corporate	—	10,083.2	9.1	10,092.3
Equity securities	2,590.3	—	2.2	2,592.5
Short-term investments	$1,036.4	$—	$—	$1,036.4

As of December 31, 2024:
Fixed income securities:
Government & Agency	$1,652.7	$239.1	$—	$1,891.9
Municipal	—	317.9	—	317.9
Corporate	—	9,862.2	19.4	9,881.7
Equity securities	2,538.5	—	2.1	2,540.7
Short-term investments	$1,403.7	$—	$—	$1,403.7

There were no transfers between Levels 1, 2, or 3 during the quarter ended March 31, 2025 or the year ended December 31, 2024.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended
	March 31,
	2025	2024
Net investment income:
Fixed income securities	$138.6	$126.3
Equity securities	20.8	20.7
Short-term investments	12.0	17.2
Other investments (a)	4.7	7.1
Gross investment income	176.1	171.5
Investment expenses (a)	5.4	7.3
Net investment income	$170.7	$164.1

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$0.6	$0.6
Losses	(1.6)	(16.0)
Net	(1.0)	(15.3)
Equity securities:
Gains	39.9	198.8
Losses	(1.1)	—
Net	38.8	198.8
Other investments, net	(0.3)	—
Total realized from actual transactions	37.4	183.4
From impairments	—	(3.0)
From unrealized changes in fair value of equity securities	17.6	(13.3)
Total realized and unrealized investment gains	55.0	167.1
Current and deferred income taxes	11.7	35.1
Net of tax realized and unrealized investment gains	$43.2	$132.0

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed income securities	$139.9	$(85.7)
Less: Deferred income taxes (credits)	29.5	(18.0)
	110.4	(67.6)

Other investments	1.7	—
Less: Deferred income taxes	0.3	—
	1.3	—
Net changes in unrealized investment gains (losses),
net of tax	$111.7	$(67.6)
_________

(a) Includes interest on funds held.

For the quarter, changes in the fair value of equity securities still held at March 31, 2025 and 2024 were $61.2 and $182.9, respectively.

Note 3 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	Quarters Ended
	March 31,
	2025	2024
Gross reserves at beginning of period	$13,727.7	$12,538.2
Less: Reinsurance losses recoverable	5,807.1	4,977.7
Net reserves at beginning of period:
Specialty Insurance	7,341.5	6,955.2
Title Insurance	572.7	598.5
Other	6.4	6.6
Subtotal	7,920.6	7,560.4
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
Specialty Insurance	796.1	708.6
Title Insurance	21.0	18.4
Other	2.2	2.0
Subtotal	819.4	729.1
Change in provision for insured events of prior years:
Specialty Insurance	(40.5)	(27.1)
Title Insurance	(4.9)	(6.3)
Other	(1.4)	(0.5)
Subtotal	(47.0)	(34.0)
Total incurred loss and loss adjustment expenses	772.3	695.1
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
Specialty Insurance	130.4	124.1
Title Insurance	0.2	0.2
Other	0.4	0.4
Subtotal	131.1	124.8
Loss and loss adjustment expenses attributable to
insured events of prior years:
Specialty Insurance	510.9	496.4
Title Insurance	20.3	14.2
Other	1.4	1.3
Subtotal	532.7	512.1
Total payments	663.8	636.9
Net reserves at end of period:
Specialty Insurance	7,455.6	7,016.0
Title Insurance	568.1	596.2
Other	5.3	6.3
Subtotal	8,029.0	7,618.6
Reinsurance losses recoverable	5,921.8	4,951.7
Gross reserves at end of period	$13,950.9	$12,570.3

The 2025 change in provision for insured events of prior years reflects favorable prior year loss reserve development for all groups shown. During the first quarter 2025, Specialty Insurance experienced net favorable development from accident years 2015 through 2021. This was partially offset by unfavorable development in 2023. Net favorable development came predominantly from workers' compensation, commercial auto, and property lines, with no lines experiencing significant amounts of unfavorable development. For Title Insurance, favorable development experienced during the first quarter 2025 occurred largely within the 2020 to 2022 years.

The 2024 change in provision for insured events of prior years reflects favorable prior year loss reserve development for all groups shown. During the first quarter 2024, Specialty Insurance experienced net favorable development predominantly from workers' compensation and commercial auto, mostly from accident years 2015 through 2020, partially offset by unfavorable development within general liability. Approximately half of the unfavorable development in general liability originated from very old accident years with the other half from 2015 through 2021.

For Title Insurance, favorable development experienced during the first quarter 2024 occurred largely within the 2019 to 2021 years.

Note 4 - Income Taxes

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve-month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. The Company classifies interest and penalties as income tax expense in the consolidated statements of income. The Company is not currently under audit by the Internal Revenue Service (IRS) and 2021 and subsequent tax years remain open.

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

	Quarters Ended
	March 31,
	2025	2024
Numerator:
Net income to shareholders	$245.0	$316.7
Denominator:
Basic weighted-average shares (a)	243,772,711	271,725,775
Effect of dilutive securities - stock-based
compensation awards	5,867,320	3,706,686
Diluted adjusted weighted-average shares (a)	249,640,031	275,432,461
Earnings per share: Basic	$1.01	$1.17
Diluted	$0.98	$1.15

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock-based compensation awards	1,014,202	1,325,379
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

The Company's credit allowance was comprised of $22.0 related to reinsurance recoverables as of both March 31, 2025 and December 31, 2024, and $31.8 and $30.2 related to accounts and notes receivable as of March 31, 2025 and December 31, 2024, respectively.

The Company's evaluation of credit losses on available for sale fixed income securities is discussed further in Note 2. The Company is not exposed to material concentrations of credit risks as to any one issuer of fixed income securities.

Note 7 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes:
3.875% issued in 2016 and due 2026	$549.2	$544.0	$549.0	$541.4
5.750% issued in 2024 and due 2034	396.3	409.6	396.2	401.3
3.850% issued in 2021 and due 2051	643.4	463.4	643.4	458.0
Total debt	$1,589.0	$1,417.2	$1,588.7	$1,400.7

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt, all of which is classified within Level 2 of the fair value hierarchy described in Note 2.

Note 8 - Common Stock Repurchases

On March 1, 2024, the Company announced that the Board of Directors authorized a $1.1 billion share repurchase program. Total share repurchases, inclusive of taxes and fees, under this program for the first quarter 2025 were 0.7 million shares for $25.2 (average price of $34.11), leaving $206.2 remaining under the current authorization.

Note 9 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At March 31, 2025, the Company had no material non-claim litigation exposures in its consolidated business.

Note 10 - Segment Information

The Company is engaged in the single business of insurance underwriting and related services. It conducts its operations through a number of regulated insurance company subsidiaries organized into two segments: Specialty Insurance and Title Insurance. The Company's reportable segments are strategic business units that offer different types of insurance that are managed separately because the nature of each varies from a customer, distribution, and economic perspective. The results of the RFIG Run-off business, previously a reportable segment, are deemed immaterial and reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with the results of a small life and accident insurance business. Prior period amounts have been reclassified whenever appropriate to reflect the change in reportable segments.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

Specialty Insurance provides property and liability insurance primarily to commercial clients. Old Republic does not have a significant exposure in personal insurance coverages. Commercial auto is the largest type of coverage underwritten by Specialty Insurance, accounting for 41.9% of the segment's net premiums earned in the first quarter 2025. The remaining premiums written by Specialty Insurance are derived largely from a wide variety of coverages, including workers' compensation, property, general liability, general aviation, directors' and officers' indemnity, fidelity and surety indemnities, and home and auto warranties.

Title Insurance consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens, and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

The accounting policies of the Specialty Insurance and Title Insurance segments are the same as those described in the summary of significant accounting policies in Note 1 in the Notes to Consolidated Financial Statements included in Old Republic's 2024 Annual Report on Form 10-K. Inter-segment income and expense, if any, is eliminated. Income taxes are calculated on the basis of the taxable income of the individual entities within each segment.

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

In management's opinion, the focus on income excluding net investment gains (losses), also described herein as operating income, provides a better way to analyze, evaluate, and establish accountability for the results of the business. The inclusion of realized investment gains (losses) in net income can mask trends in operating results, because such realizations are often highly discretionary. Similarly, the inclusion of unrealized investment gains (losses) in equity securities can further distort such operating results with significant period-to-period fluctuations. Furthermore, as described in more detail below, management considers the underwriting income component of segment operating income (alternatively measured via combined ratio results) to be the primary performance measure of the insurance operations within each segment.

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

The contributions of Old Republic's reportable segments to consolidated totals are shown in the following tables.

Quarter Ended March 31, 2025:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$1,272.0	$546.9	$3.3	$—	$1,822.4
Net premiums earned	1,233.6	546.9	2.2	—	1,782.9
Title, escrow, and other fees	—	58.1	—	—	58.1
Total premiums and fees	1,233.6	605.1	2.2	—	1,841.0
Other income	47.1	0.1	—	—	47.2

Expenses (b):
Loss and loss adjustment expenses	755.5	16.0	0.5	—	772.1
Dividends to policyholders	5.5	—	—	—	5.5
Underwriting, acquisition, and other expenses:
Commissions	139.6	376.4	(0.2)	—	515.9
Insurance taxes, licenses, and fees	42.7	8.9	1.9	—	53.6
Subtotal	182.3	385.4	1.7	—	569.5
General expenses	211.2	215.9	14.0	—	441.1
Total underwriting, acquisition, and
other expenses	393.5	601.4	15.8	—	1,010.7
Segment underwriting income (loss)	126.1	(12.2)	(14.0)	—	99.8
Add: Net investment income	150.0	16.7	19.9	(15.9)	170.7
Less: Interest and other charges (a)	16.0	0.1	17.6	(15.9)	17.8
Segment pretax operating income	260.1	4.3	(11.8)	—	252.7
Income taxes (credits) on above	53.0	1.0	(4.2)	—	49.8
Net income excluding investment gains (losses)	$207.0	$3.3	$(7.5)	$—	202.8
Consolidated pretax investment gains:
Realized from actual transactions and
impairments					37.4
Unrealized from changes in fair value of
equity securities					17.6
Income taxes on above					11.7
Net of tax investment gains					43.2
Total net income					246.1
Net income attributable to noncontrolling interests					1.1
Net income to shareholders					$245.0

Segment and consolidated combined ratio	89.8%	102.1%			93.7%

__________

(a)    Consolidation elimination adjustments include intercompany financing arrangements for which interest charges with Old Republic's parent holding company for the Specialty Insurance segment were $15.9 for the quarter ended March 31, 2025.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

Quarter Ended March 31, 2024:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$1,157.1	$477.3	$5.5	$—	$1,640.1
Net premiums earned	1,091.6	477.3	5.5	—	1,574.6
Title, escrow, and other fees	—	68.0	—	—	68.0
Total premiums and fees	1,091.6	545.4	5.5	—	1,642.7
Other income	41.7	0.1	—	—	41.9

Expenses (b):
Loss and loss adjustment expenses	681.4	12.1	0.9	—	694.6
Dividends to policyholders	2.8	—	—	—	2.8
Underwriting, acquisition, and other expenses:
Commissions	114.5	332.9	—	—	447.5
Insurance taxes, licenses, and fees	37.7	7.8	1.2	—	46.7
Subtotal	152.2	340.7	1.2	—	494.3
General expenses	191.0	206.2	11.7	—	408.9
Total underwriting, acquisition, and
other expenses	343.3	546.9	12.9	—	903.3
Segment underwriting income (loss)	105.8	(13.5)	(8.4)	—	83.8
Add: Net investment income	131.1	15.7	34.0	(16.6)	164.1
Less: Interest and other charges (a)	16.5	(0.1)	16.7	(16.6)	16.4
Segment pretax operating income	220.4	2.3	8.8	—	231.5
Income taxes (credits) on above	44.9	0.4	1.4	—	46.8
Net income excluding investment gains (losses)	$175.4	$1.9	$7.3	$—	184.7
Consolidated pretax investment gains (losses):
Realized from actual transactions and
impairments					180.4
Unrealized from changes in fair value of
equity securities					(13.3)
Income taxes on above					35.1
Net of tax investment gains					132.0
Total net income					316.7
Net income attributable to noncontrolling interests					—
Net income to shareholders					$316.7

Segment and consolidated combined ratio	90.3%	102.5%			94.3%
__________

(a)    Consolidation elimination adjustments include intercompany financing arrangements for which interest charges with Old Republic's parent holding company for the Specialty Insurance segment were $16.6 for the quarter ended March 31, 2024.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

	March 31,	December 31,
	2025	2024
Consolidated Assets:
Specialty Insurance	$25,224.1	$24,563.2
Title Insurance	1,937.5	1,915.8
Total assets of Company segments	27,161.7	26,479.1
Corporate & Other (a)	1,082.4	1,532.4
Consolidation elimination adjustments (b)	(216.0)	(168.4)
Consolidated assets	$28,028.1	$27,843.1

(a) Includes a small life and accident insurance business, the parent holding company, and several internal corporate services subsidiaries.
(b) Includes predominately intercompany debt and various reclassifications.

Note 11 - Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued. No subsequent events were identified that require adjustment or disclosure to the consolidated financial statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2025 and 2024
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation, its subsidiaries, and any variable interest entities that meet the requirements for consolidation (collectively, "Old Republic", "ORI", or "the Company"). The Company conducts its operations through a number of regulated insurance company subsidiaries organized into two segments: Specialty Insurance and Title Insurance. The Republic Financial Indemnity Group (RFIG) Run-off business through the effective date of its sale of May 31, 2024 and a small life and accident insurance business together accounting for 0.2% of consolidated operating revenues for the quarter ended March 31, 2025, and 0.4% of consolidated assets as of that date, are included within the Corporate & Other caption of this report.

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

As a state regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices generally reflect greater conservatism and comparability among insurers and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of Federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends and payment of interest and principal on surplus notes by insurance subsidiaries to the parent holding company. The major differences between these statutory accounting practices and GAAP are summarized in Note 1 in the Notes to Consolidated Financial Statements included in Old Republic's 2024 Annual Report on Form 10-K.

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

EXECUTIVE SUMMARY

Commentary within this Executive Summary provides management’s high level overview. For additional detail on these trends refer to the detailed management analysis that follows.

Old Republic International Corporation reported the following consolidated results for the first quarter 2025:

•Net income to shareholders (net income) of $245.0, compared to $316.7 last year.
•Net operating income (net income excluding investment gains) of $201.7, an increase of 9.2%.
•Net operating income per diluted share of $0.81, compared to $0.67 last year, an increase of 20.9%.
•Consolidated net premiums and fees earned of over $1.8 billion, an increase of 12.1%.
•Net investment income of $170.7, an increase of 4.0%.
•Consolidated combined ratio of 93.7%, compared to 94.3% last year.
•Favorable loss reserve development of 2.6 points, compared to 2.3 points last year.
•Total capital returned to shareholders of $93.
•Book value per share of $24.19, which inclusive of dividends declared was up 7.2% since year-end 2024.

OVERALL RESULTS

	Quarters Ended March 31,
	2025	2024	% Change
Net income	$245.0	$316.7
Net of tax investment gains	43.2	132.0
Net income excluding investment gains	$201.7	$184.7	9.2%

Combined ratio	93.7%	94.3%

PER DILUTED SHARE

	Quarters Ended March 31,
	2025	2024	% Change
Net income	$0.98	$1.15
Net of tax investment gains	0.17	0.48
Net income excluding investment gains	$0.81	$0.67	20.9%

SHAREHOLDERS' EQUITY (BOOK VALUE)

	Mar. 31,	Dec. 31,
	2025	2024	% Change
Total	$5,917.5	$5,618.9	5.3%
Per common share	$24.19	$22.84	5.9%

Old Republic's business is managed for the long run. In this context management's key objectives are to achieve highly profitable operating results over the long term, and to ensure balance sheet strength for the insurance underwriting subsidiaries' obligations. Therefore, the evaluation of periodic and long-term results excludes consideration of total net investment gains (losses). Under Generally Accepted Accounting Principles (GAAP), however, net income, inclusive of total net investment gains (losses), is the measure of total profitability.

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

FINANCIAL HIGHLIGHTS
	Quarters Ended March 31,
SUMMARY INCOME STATEMENTS:	2025	2024	% Change
Revenues:
Net premiums and fees earned	$1,841.0	$1,642.7	12.1%
Net investment income	170.7	164.1	4.0
Other income	47.2	41.9	12.6
Total operating revenues	2,059.0	1,848.8	11.4
Net investment gains (losses):
Realized from actual transactions and impairments	37.4	180.4
Unrealized from changes in fair value of equity securities	17.6	(13.3)
Total net investment gains	55.0	167.1
Total revenues	2,114.0	2,015.9
Operating expenses:
Loss and loss adjustment expenses	777.7	697.4	11.5
Underwriting, acquisition, and other expenses	1,010.7	903.3	11.9
Interest and other expenses	17.8	16.4	8.3
Total expenses	1,806.3	1,617.2	11.7%
Pretax income	307.7	398.7
Income taxes	61.6	81.9
Total net income	246.1	316.7
Net income attributable to noncontrolling interests	1.1	—
Net income to shareholders	$245.0	$316.7

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income excluding investment gains (losses)	$0.83	$0.68	22.1%
Net investment gains (losses):
Realized investment gains	0.12	0.53
Unrealized from changes in fair value of equity securities	0.06	(0.04)
Basic net income	$1.01	$1.17

Diluted net income excluding investment gains (losses)	$0.81	$0.67	20.9%
Net investment gains (losses):
Realized investment gains	0.12	0.52
Unrealized from changes in fair value of equity securities	0.05	(0.04)
Diluted net income	$0.98	$1.15

Cash dividends declared on common stock	$0.290	$0.265

The information presented in the following table highlights the most meaningful indicators of Old Republic's segmented and consolidated financial performance. The information underscores the performance of the Company's insurance underwriting subsidiaries, as well as the sound investment of their capital and underwriting cash flows.

Sources of Consolidated Income
	Quarters Ended March 31,
	2025	2024	% Change
Net premiums and fees earned:
Specialty Insurance	$1,233.6	$1,091.6	13.0%
Title Insurance	605.1	545.4	10.9
Corporate & Other	2.2	5.5	(58.8)
Consolidated	$1,841.0	$1,642.7	12.1%

Underwriting income (loss): (a)
Specialty Insurance	$126.1	$105.8	19.2%
Title Insurance	(12.2)	(13.5)	9.4
Corporate & Other	(14.0)	(8.4)	(66.9)
Consolidated	$99.8	$83.8	19.0%

Consolidated combined ratio:
Loss ratio:
Current year	44.8%	44.8%
Prior years	(2.6)	(2.3)
Total	42.2	42.5
Expense ratio	51.5	51.8
Combined ratio	93.7%	94.3%

Net investment income:
Specialty Insurance	$150.0	$131.1	14.4%
Title Insurance	16.7	15.7	6.6
Corporate & Other	3.9	17.3	(77.3)
Consolidated	$170.7	$164.1	4.0%

Interest and other expenses (income):
Specialty Insurance	$16.0	$16.5
Title Insurance	0.1	(0.1)
Corporate & Other (b)	1.6	0.1
Consolidated	$17.8	$16.4	8.3%

Pretax income excluding investment gains (losses):
Specialty Insurance	$260.1	$220.4	18.0%
Title Insurance	4.3	2.3	84.4
Corporate & Other	(11.8)	8.8	N/M
Consolidated	252.7	231.5	9.1%
Income taxes	49.8	46.8
Net income excluding investment gains (losses)	202.8	184.7	9.8%
Consolidated pretax investment gains (losses):
Realized from actual transactions and impairments	37.4	180.4
Unrealized from changes in fair value of equity securities	17.6	(13.3)
Total	55.0	167.1
Income taxes	11.7	35.1
Net of tax investment gains	43.2	132.0
Total net income	246.1	316.7
Net income attributable to noncontrolling interests	1.1	—
Net income to shareholders	$245.0	$316.7

(a) Includes related services.
(b) Includes consolidation/elimination entries.

Specialty Insurance Segment Operating Results

	Quarters Ended March 31,
	2025	2024	% Change
Net premiums written	$1,272.0	$1,157.1	9.9%
Net premiums earned	1,233.6	1,091.6	13.0
Net investment income	150.0	131.1	14.4
Other income	47.1	41.7	12.8
Operating revenues	1,430.7	1,264.5	13.1
Loss and loss adjustment expenses	761.0	684.2	11.2
Underwriting, acquisition, and other expenses	393.5	343.3	14.6
Interest and other expenses	16.0	16.5	(3.0)
Operating expenses	1,170.6	1,044.1	12.1
Segment pretax operating income	$260.1	$220.4	18.0%

Loss ratio:
Current year	65.0%	65.2%
Prior years	(3.3)	(2.5)
Total	61.7	62.7
Expense ratio	28.1	27.6
Combined ratio	89.8%	90.3%

Specialty Insurance net premiums earned increased 13.0% for the quarter driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from new insurance underwriting subsidiaries. Premium growth was most pronounced within commercial auto, property, general liability, and to a lesser extent, workers' compensation. Canadian coverages (travel, accident & health, and trucking), along with public directors and officers (D&O) and transactional risk premiums, declined in the quarter, largely due to market and economic conditions. Commercial auto, general liability, and property continued to achieve strong rate increases, while rates declined in public D&O, workers' compensation, and aviation.

The net investment income increase was primarily driven by higher investment yields earned, along with contributions from a higher invested asset base.

Overall, the 2025 loss ratio for Specialty Insurance reflects higher levels of favorable prior year loss reserve development coming predominately from workers' compensation, commercial auto, and property coverages, with no lines experiencing significant amounts of unfavorable development. The current year loss ratio remained relatively consistent with the first quarter of last year. The expense ratios are in line with expectations and generally reflect higher personnel expenses, increased costs to start-up new underwriting subsidiaries, and investments in information technology, partially offset by the benefit of scale from continued earned premium growth.

Together, these factors produced a profitable combined ratio and strong pretax operating income for the quarter. For Specialty Insurance, we target combined ratios between 90% and 95% over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly given the long claim payment patterns associated with the business.

Title Insurance Segment Operating Results

	Quarters Ended March 31,
	2025	2024	% Change
Net premiums and fees earned	$605.1	$545.4	10.9%
Net investment income	16.7	15.7	6.6
Other income	0.1	0.1	(19.9)
Operating revenues	622.0	561.3	10.8
Loss and loss adjustment expenses	16.0	12.1	32.4
Underwriting, acquisition, and other expenses	601.4	546.9	10.0
Interest and other expenses (income)	0.1	(0.1)	N/M
Operating expenses	617.6	558.9	10.5
Segment pretax operating income	$4.3	$2.3	84.4%

Loss ratio:
Current year	3.5%	3.4%
Prior years	(0.8)	(1.2)
Total	2.7	2.2
Expense ratio	99.4	100.3
Combined ratio	102.1%	102.5%

Title Insurance net premiums and fees earned increased by 10.9% for the quarter, with growth in agency produced revenues of 12% and directly produced revenues of 6%. Commercial premiums were up 27%, while residential premiums increased 11%. Commercial premiums represented nearly 24% of net premiums earned compared to 21% in the first quarter of last year. Fee revenues in direct operations decreased as a result of the previously announced sale of certain technology platforms, which also had the effect of reducing related expenses.

Net investment income increased, reflecting higher investment yields earned on a relatively flat invested asset base.

The Title Insurance loss ratio increased due primarily to a lower level of favorable prior year loss reserve development than experienced in 2024. The expense ratio improved as a result of expense management and scale.

Together, these factors produced higher pretax operating income for the quarter.

Corporate & Other Operating Results

	Quarters Ended March 31,
	2025	2024	% Change
Net premiums earned	$2.2	$5.5	(58.8)%
Net investment income (a)	3.9	17.3	(77.3)
Operating revenues	6.2	22.9	(72.9)
Operating expenses	18.0	14.0	27.9%
Corporate & Other pretax operating income (loss)	$(11.8)	$8.8	N/M
(a) Net of elimination entries.

Corporate & Other includes a small life and accident insurance business, the RFIG Run-off business through the date of its sale of May 31, 2024, the parent holding company, and several internal corporate services subsidiaries. Corporate & Other tends to produce highly variable results stemming from volatility inherent in the lack of scale. Net investment income for the quarter was significantly impacted by a lower invested asset base due to the return of capital to shareholders, including the January 2025 special cash dividend payment, and the sale of the RFIG Run-off business. The increase in corporate operating expenses was driven by higher personnel costs.

Summary Consolidated Balance Sheet

	March 31,	December 31,
	2025	2024
Assets:
Fixed income securities (at fair value)	$12,248.1	$12,091.5
Equity securities (at fair value)	2,592.5	2,540.7
Short-term investments (at fair value which approximates cost)	1,036.4	1,403.7
Other investments	11.5	42.8
Cash	263.7	201.9
Accrued investment income	122.5	127.9
Accounts and notes receivable	2,654.7	2,471.6
Federal income tax recoverable: Current	—	13.8
Reinsurance balances and funds held	373.8	423.1
Reinsurance recoverable	7,134.7	6,914.1
Deferred policy acquisition costs	555.7	531.3
Other assets	1,033.9	1,080.2
Total assets	$28,028.1	$27,843.1

Liabilities and Equity:
Loss and loss adjustment expense reserves	$13,950.9	$13,727.7
Unearned premiums	3,658.6	3,505.4
Other policyholders' benefits and funds held	175.3	174.0
Commissions, expenses, fees, and taxes	486.9	547.5
Reinsurance balances and funds held	1,462.7	1,409.8
Federal income tax payable: Current	28.5	—
Federal income tax: Deferred	174.5	129.1
Debt	1,589.0	1,588.7
Other liabilities	557.7	1,141.6
Total liabilities	22,084.5	22,224.1
Total equity	5,943.5	5,618.9
Total liabilities and equity	$28,028.1	$27,843.1

Composition of shareholders' equity per share:
Equity before items below	$20.46	$19.65
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	3.73	3.19
Total	$24.19	$22.84

Investments

As of March 31, 2025, the consolidated investment portfolio reflected an allocation of approximately 84% to fixed income securities (bonds and notes) and short-term investments, and 16% to equity securities (common stock). The investment management process remains focused on retaining quality investments that produce consistent streams of investment income, while monitoring concentration limits among the insurance underwriting subsidiaries. The fixed income portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities of the fixed income securities are matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. The equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

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

	Quarters Ended Mar. 31,
	2025	2024
Beginning balance	$22.84	$23.31
Changes in shareholders' equity:
Net income excluding net investment gains	0.83	0.68
Net of tax realized investment gains	0.12	0.53
Net of tax unrealized investment gains (losses):
Fixed income securities	0.46	(0.25)
Equity securities	0.06	(0.04)
Total net of tax realized and unrealized investment gains	0.64	0.24
Cash dividends declared	(0.290)	(0.265)
Other - net	0.17	(0.14)
Net change	1.35	0.52
Ending balance	$24.19	$23.83
Change for the period	5.9%	2.2%
Change for the period, inclusive of cash dividends declared	7.2%	3.4%

Total capital returned to shareholders during the quarter was $93, comprised of $68 in dividends, and $25 in share repurchases.

DETAILED MANAGEMENT ANALYSIS

This section of the Management Analysis of Financial Position and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated net earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	Quarters Ended
	March 31,		Years Ended December 31,
	2025	2024	2024	2023	2022
Specialty Insurance	$1,233.6	$1,091.6	$4,677.0	$4,119.2	$3,808.6
Title Insurance	605.1	545.4	2,619.1	2,562.8	3,833.8
Corporate & Other	2.2	5.5	14.6	25.6	32.9
Total	$1,841.0	$1,642.7	$7,310.8	$6,707.7	$7,675.3
Percentage change from prior period	12.1%	5.6%	9.0%	(12.6)%	(4.1)%

Consolidated net premiums and fees earned increased 12.1% for the first quarter 2025 resulting from strong growth in both Specialty Insurance and Title Insurance. For the first quarter 2024, consolidated net premiums and fees earned were up 5.6% resulting from double digit growth in Specialty Insurance partially offset by a decline in Title Insurance.

Net Investment Income
The following tables reflect the invested asset bases as of the indicated dates, the investment income earned, and resulting yields on such assets. Because the Company can exercise little control over fair values, management evaluates yields on the basis of investment income earned in relation to the book value of the underlying invested assets.

	Invested Assets at Book Value				Fair Value Adjust- ment	Invested Assets at Fair Value
	Specialty Insurance	Title Insurance	Corporate & Other	Total
As of December 31:
2023	$12,030.5	$1,350.2	$1,463.8	$14,844.5	$1,023.1	$15,867.7
2024	12,489.8	1,334.2	1,211.1	15,035.1	1,043.8	16,079.0
As of March 31:
2024	12,063.8	1,376.3	1,960.1	15,400.2	924.2	16,324.5
2025	$12,592.4	$1,327.6	$763.0	$14,683.2	$1,205.5	$15,888.7

	Net Investment Income				Yield at
	Specialty Insurance	Title Insurance	Corporate & Other	Total	Book Value	Fair Value
Years Ended
December 31:
2022	$358.0	$47.9	$53.5	$459.5	3.07%	2.83%
2023	462.7	57.0	58.5	578.3	3.82	3.62
2024	546.5	63.2	63.3	673.1	4.47	4.18
Quarters Ended
March 31:
2024	131.1	15.7	17.3	164.1	4.28	4.02
2025	$150.0	$16.7	$3.9	$170.7	4.60%	4.27%

Net investment income increased 4.0% for the first quarter 2025, driven by higher investment yields, partially offset by a lower invested asset base from returning excess capital during the quarter. Net investment income increased 19.1% in the first quarter 2024, driven by higher investment yields. Prior periods presented were also favorably impacted by the interest rate environment.

Loss and Loss Adjustment Expenses
Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of March 31, 2025 and December 31, 2024:

	Loss and Loss Adjustment Expense Reserves
	March 31, 2025		December 31, 2024
	Gross	Net	Gross	Net

Workers' compensation	$4,640.1	$2,647.0	$4,653.0	$2,604.5
Commercial auto	4,446.6	2,032.3	4,288.6	1,993.2
General liability	1,805.5	846.1	1,763.5	817.0
Financial indemnity	936.8	717.5	926.6	715.2
Other coverages	1,230.6	896.8	1,206.1	903.2
Unallocated loss adjustment expense reserves	315.6	315.6	308.1	308.1
Total Specialty Insurance reserves	13,375.5	7,455.6	13,146.2	7,341.5
Title Insurance	568.1	568.1	572.7	572.7
Life and accident	7.2	5.3	8.8	6.4
Total loss and loss adjustment expense reserves	$13,950.9	$8,029.0	$13,727.7	$7,920.6
Asbestosis and environmental loss reserves included
in the above Specialty Insurance reserves:
Amount	$165.5	$105.6	$167.6	$106.5
% of total Specialty Insurance reserves	1.2%	1.4%	1.3%	1.5%

A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 3 of the Notes to Consolidated Financial Statements.

The percentage of net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's two reportable segments and for its consolidated operations were as follows:

	Quarters Ended
	March 31,		Years Ended December 31,
	2025	2024	2024	2023	2022
Specialty Insurance	61.7%	62.7%	64.1%	62.0%	62.1%
Title Insurance	2.7	2.2	1.8	1.9	2.3
Consolidated loss ratio	42.2%	42.5%	41.7%	38.7%	31.8%

Reconciliation of consolidated loss ratio:
Provision for insured events of the current year	44.8%	44.8%	43.9%	43.3%	35.5%
Change in provision for insured events of prior years:
Net favorable development	(2.6)	(2.3)	(2.2)	(4.6)	(3.7)
Consolidated loss ratio	42.2%	42.5%	41.7%	38.7%	31.8%

The Company's reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses payable, including incurred but not reported (IBNR). The establishment of loss reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. Consequently, reserves established are a reflection of: the opinions of a large number of persons; the application and interpretation of historical precedent and trends; expectations as to future developments; and management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs and the resulting changes in estimates are recorded in operations of the periods during which they are made.

The consolidated loss and loss adjustment expense ratios for the periods presented above are reflective of the shift in mix with Specialty Insurance contributing more to the total in more recent periods. The 2025 current year loss ratio remained consistent with the first quarter of last year. Favorable prior year loss reserve development for

Specialty Insurance increased while Title Insurance decreased, resulting in a net favorable increase in the first quarter 2025 compared to the first quarter 2024.

Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. Management maintains hold periods that vary primarily by line of business. However, reserves may be increased within a holding period if the initial expected loss ratio may be inadequate. Conversely, in certain cases, reserves may be released within a holding period when the redundancies are expected to exceed the upper end of the actuarially determined range, or if an increase to an initial expected loss ratio within a hold period is subsequently deemed to be excessive. No representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates. In management's opinion, such changes in net losses and related costs are not likely to have a material effect on the Company's consolidated financial position, although it could materially affect its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2024 Annual Report on Form 10-K under Item 1A - Risk Factors.

Underwriting, Acquisition, and Other Expenses
The following table sets forth the expense ratios registered by each reportable segment and in consolidation for the periods shown:

	Quarters Ended
	March 31,		Years Ended December 31,
	2025	2024	2024	2023	2022
Specialty Insurance	28.1%	27.6%	28.1%	28.2%	27.4%
Title Insurance	99.4	100.3	95.2	95.2	90.9
Consolidated	51.5%	51.8%	52.2%	53.9%	59.2%

Variations in the Company's consolidated expense ratios generally reflect a continually changing mix of coverages sold and costs of producing business. To a significant degree, expense ratios for both the Specialty and Title Insurance segments are reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income and can fluctuate with line of coverage mix. General operating expenses are routinely subject to timing as well as investments in business expansion and information technology. The consolidated expense ratios for the periods presented in the table above are reflective of the shift in mix with Specialty Insurance contributing more to the total in more recent periods. The ratios also reflect the benefit from scale, offset by higher personnel expenses, increased costs incurred to start-up new underwriting subsidiaries, and investments in information technology.

Combined Ratios
The combined ratios of the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

	Quarters Ended
	March 31,		Years Ended December 31,
	2025	2024	2024	2023	2022
Specialty Insurance	89.8%	90.3%	92.2%	90.2%	89.5%
Title Insurance	102.1	102.5	97.0	97.1	93.2
Consolidated	93.7%	94.3%	93.9%	92.6%	91.0%

Net Investment Gains (Losses)
The Company's investment policies are designed to produce a stable source of income from interest and dividends, support the protection of capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Quarters Ended
	March 31,		Years Ended December 31,
	2025	2024	2024	2023	2022
Realized investment gains (losses)
from actual transactions:
Fixed income	$(1.0)	$(15.3)	$(112.1)	$(180.7)	$(187.6)
Equity securities and other	38.4	198.8	206.5	165.5	373.3
Total	37.4	183.4	94.3	(15.2)	185.7
Impairment losses	—	(3.0)	(5.4)	(51.8)	(123.5)
Unrealized gains (losses) from
changes in fair value of equity
securities	17.6	(13.3)	(18.9)	(123.9)	(263.4)
Total investment gains (losses)	$55.0	$167.1	$69.9	$(190.9)	$(201.1)

Dispositions of fixed income securities from scheduled maturities and early calls were 71.9% and 64.4% of total fixed income dispositions occurring in the first quarter 2025 and 2024, respectively. Realized gain (loss) activity in 2025 was related to the sale of fixed income securities to fund the Company's return of capital through share repurchases and a special dividend. Realized gain (loss) activity in 2024 was the result of portfolio management, as well as tax planning and interest rate environment considerations. Sales activity within the fixed income portfolio over the last few years allowed the Company to increase its book yield on that portfolio quicker than anticipated, taking full advantage of the current interest rate environment, in a tax efficient manner.

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

Income Taxes
The effective consolidated income tax rate was 20.0% in the first quarter 2025, compared to 20.5% in the first quarter 2024. The rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax preferred investment income (principally tax-exempt interest and dividend income).

Segment Overview

Specialty Insurance

Summary Operating Results

	Quarters Ended
	March 31,		Years Ended December 31,
	2025	2024	2024	2023	2022
Revenues:
Net premiums written	$1,272.0	$1,157.1	$5,030.5	$4,356.3	$3,978.2
Net premiums earned	1,233.6	1,091.6	4,677.0	4,119.2	3,808.6
Other income	47.1	41.7	177.0	162.2	148.9

Expenses:
Loss and loss adjustment expenses	755.5	681.4	2,975.6	2,536.7	2,352.0
Dividends to policyholders	5.5	2.8	23.5	16.5	12.5
Underwriting, acquisition, and
other expenses:
Commissions	139.6	114.5	546.8	465.3	435.1
Insurance taxes, licenses,
and fees	42.7	37.7	172.7	159.8	161.1
Subtotal	182.3	152.2	719.6	625.2	596.2
General expenses	211.2	191.0	771.1	697.0	595.7
Total underwriting, acquisition,
and other expenses	393.5	343.3	1,490.8	1,322.2	1,192.0
Segment underwriting income	$126.1	$105.8	$364.0	$406.0	$400.9

Loss ratio:
Current year	65.0%	65.2%	66.4%	67.7%	67.2%
Prior years	(3.3)	(2.5)	(2.3)	(5.7)	(5.1)
Total	61.7	62.7	64.1	62.0	62.1
Expense ratio	28.1	27.6	28.1	28.2	27.4
Combined ratio	89.8%	90.3%	92.2%	90.2%	89.5%

Specialty Insurance continued to produce growth and profitability, reflecting the success of the Company’s specialty strategy and operational excellence initiatives. Growth included increasing contributions from new specialty underwriting subsidiaries.

Premiums & Fees
The percentage of net earned premiums for major insurance coverages in the Specialty Insurance segment was as follows:

	Specialty Insurance Net Earned Premiums by Type of Coverage
	Quarters Ended
	March 31,		Years Ended December 31,
	2025	2024	2024	2023	2022
Commercial auto	41.9%	41.9%	41.9%	41.0%	39.5%
Workers' compensation	17.5	17.9	17.9	19.5	21.3
Property	13.4	12.4	12.8	11.5	9.8
General liability	8.1	7.2	7.8	6.1	5.2
Financial indemnity	7.3	7.7	6.9	8.4	10.3
Home and auto warranty	6.6	6.9	6.7	7.6	8.7
Other coverages	5.2%	6.0%	6.0%	5.9%	5.2%

Specialty Insurance net premiums earned increased 13.0% for the first quarter 2025, driven by a combination of premium rate increases on most lines of coverage, strong renewal retention ratios, and increasing premium production from new insurance underwriting subsidiaries. Premium growth was most pronounced within commercial auto, property, and general liability, and to a lesser extent, workers' compensation. Canadian coverages (travel, accident & health, and trucking), along with public directors and officers (D&O) and transactional risk premiums, declined in the quarter, largely due to market and economic conditions. Commercial auto, general liability, and property continued to achieve strong rate increases, while rates declined in public D&O, workers' compensation, and aviation.

Specialty Insurance net premiums earned increased 13.1% for the first quarter 2024, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from recently established underwriting subsidiaries. Premium growth occurred across most lines of coverage, but was most pronounced within commercial auto, property, and general liability. There were small declines in public D&O (included within financial indemnity) and home warranty, largely reflecting market conditions. While commercial auto, general liability, and property continued to achieve strong rate increases, rate declines continued in public D&O and workers' compensation.

Loss and Loss Adjustment Expenses
The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	Specialty Insurance Loss Ratios by Type of Coverage
	Quarters Ended
	March 31,		Years Ended December 31,
	2025	2024	2024	2023	2022
Commercial auto	70.3%	71.9%	72.4%	71.5%	66.6%
Workers' compensation	58.7	47.0	48.0	41.4	45.9
Property	49.3	59.3	53.2	61.0	65.4
Financial indemnity	51.5	48.7	63.9	48.2	67.0
General liability	60.4	74.1	72.9	76.0	71.6
Home and auto warranty	51.0	56.9	58.2	65.5	66.9
Other coverages	63.9	62.9	73.1	65.9	60.4
All coverages	61.7%	62.7%	64.1%	62.0%	62.1%

Overall, the loss ratios for Specialty Insurance in the first quarter 2025 were within expectations. Favorable prior year loss reserve development increased slightly for the quarter but remained lower than the historically high levels experienced in 2023 and 2022.

Net favorable reserve development in the quarter came primarily from:

•workers’ compensation (favorable development predominantly from accident years 2015-2020, partially offset by unfavorable development from accident years 2014 and 2022-2023);
•commercial auto (favorable development predominantly from accident years 2017-2022, partially offset by unfavorable development from 2013 and 2023); and
•property, which includes commercial multi-peril (favorable development predominantly from accident years 2019, 2022 and 2023).

No single line experienced significant amounts of unfavorable development.

Sales and General Expenses
The reported expense ratio for the current period is in line with expectations and generally reflects higher personnel expenses, increased costs to start-up new underwriting subsidiaries, and investments in information technology, partially offset by the benefit of scale from continued earned premium growth.

Title Insurance

Summary Operating Results

	Quarters Ended
	March 31,		Years Ended December 31,
	2025	2024	2024	2023	2022
Revenues:
Net premiums earned	$546.9	$477.3	$2,334.6	$2,300.9	$3,500.6
Title, escrow, and other fees	58.1	68.0	284.4	261.8	333.2
Total premiums and fees	605.1	545.4	2,619.1	2,562.8	3,833.8
Other income	0.1	0.1	0.6	0.7	0.9

Expenses:
Loss and loss adjustment expenses	16.0	12.1	46.1	48.7	89.1
Underwriting, acquisition, and
other expenses:
Commissions	376.4	332.9	1,601.2	1,608.1	2,464.8
Insurance taxes, licenses,
and fees	8.9	7.8	37.5	18.7	73.5
Subtotal	385.4	340.7	1,638.7	1,626.8	2,538.3
General expenses	215.9	206.2	855.1	812.4	945.8
Total underwriting, acquisition,
and other expenses	601.4	546.9	2,493.8	2,439.3	3,484.2
Segment underwriting income	$(12.2)	$(13.5)	$79.7	$75.4	$261.3

Loss ratio (a):
Current year	3.5%	3.4%	3.4%	3.7%	3.6%
Prior years	(0.8)	(1.2)	(1.6)	(1.8)	(1.3)
Total	2.7	2.2	1.8	1.9	2.3
Expense ratio	99.4	100.3	95.2	95.2	90.9
Combined ratio	102.1%	102.5%	97.0%	97.1%	93.2%
__________

(a) Title loss, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.

Title Insurance improved compared to last year, however, elevated combined ratios reflect difficult market conditions and the seasonal nature of this business.

Premiums & Fees
The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

	Premium and Fee Production by Source
	Quarters Ended
	March 31,		Years Ended December 31,
	2025	2024	2024	2023	2022
Direct Operations	22.1%	23.0%	23.0%	21.0%	19.5%
Independent Title Agents	77.9%	77.0%	77.0%	79.0%	80.5%

Title Insurance net premiums and fees earned increased by 10.9% for the first quarter 2025, with growth in agency produced revenues of 12% and directly produced revenues of 6%. Commercial premiums were up 27% while residential premiums increased 11%. Commercial premiums represented approximately 24% of net premiums earned in the first quarter 2025 compared to 21% in the first quarter 2024. Fee revenues in direct operations decreased as a result of the previously announced sale of certain technology platforms, which also has the effect of reducing related expenses.

Title Insurance net premiums and fees earned decreased 6.5% for the first quarter 2024. Agency produced revenues, which are reported on a lag relative to directly produced revenues, declined due to a continued drop in mortgage originations attributable to higher mortgage interest rates. Conversely, directly produced revenues increased slightly in the first quarter 2024.

Loss and Loss Adjustment Expenses
Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The reported loss ratio for Title Insurance in the first quarter 2025 reflects a lower level of favorable prior year loss reserve development than experienced in 2024. The reported loss ratio for the first quarter 2024 reflected consistent levels of favorable prior year reserve development and a decline in the current year loss ratio driven primarily by changes in the business mix with higher levels of fees earned.

Sales and General Expenses
The expense ratio for the first quarter 2025 improved as a result of expense management and scale.

FINANCIAL POSITION

The Company's financial position at March 31, 2025 reflects increases in assets and shareholders' equity of 0.7% and 5.3%, respectively, and a decrease in liabilities of 0.6%, when compared to the immediately preceding year-end. Cash and invested assets represented 58.1% and 58.9% of consolidated assets as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the cash and invested asset base decreased by 0.8% to $16,275.1.

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both March 31, 2025 and December 31, 2024, nearly all of the Company's investments consisted of marketable securities. The investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds, or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counter-party risk attributes. At March 31, 2025, the Company had no fixed income securities in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a)

	March 31,	December 31,
	2025	2024
Aaa	17.9%	18.0%
Aa	9.5	9.4
A	39.8	40.5
Baa	31.7	30.7
Total investment grade	98.9	98.6
Non-investment grade or non-rated issuers	1.1	1.4
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates, and Municipal issuers.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Fixed Income Securities

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Basic Materials	$43.5	$0.4	$0.8	$43.0
Consumer, Cyclical	42.4	—	1.1	41.3
Industrial	21.4	—	0.8	20.6
Energy	8.8	—	0.2	8.6
Other (includes three industry groups)	15.0	0.2	0.2	15.1
Total	$131.4	$0.7	$3.2	$128.8

Investment Grade Fixed Income Securities by Industry Concentration:
Government	$2,174.0	$8.7	$38.7	$2,144.0
Utilities	2,095.5	25.0	16.7	2,103.8
Consumer, Non-cyclical	2,067.8	28.0	8.0	2,087.8
Financial	1,559.5	24.8	5.6	1,578.7
Industrial	1,419.2	22.8	6.5	1,435.4
Consumer, Cyclical	959.1	12.7	2.3	969.5
Energy	649.9	7.8	4.4	653.3
Other (includes four industry groups)	1,135.8	15.3	4.7	1,146.4
Total	$12,061.1	$145.4	$87.2	$12,119.3

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Equity Securities

March 31, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities by Industry Concentration:
Consumer, Non-cyclical	$379.5	$274.9	$6.5	$647.9
Utilities	385.8	194.4	3.7	576.4
Industrial	255.4	276.9	1.9	530.4
Energy	138.0	101.7	—	239.7
Financial	74.0	105.8	0.4	179.3
Consumer, Cyclical	59.9	81.9	—	141.8
Other (includes five industry groups)	149.8	133.8	6.8	276.7
Total	$1,442.6	$1,169.6	$19.7	$2,592.5

The Company's equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
March 31, 2025	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$931.1	$3.1	$4.7	$—
Due after one year through five years	2,063.0	62.5	47.4	2.2
Due after five years through ten years	1,390.5	29.6	36.4	1.0
Due after ten years	175.2	—	1.8	—
Total	$4,559.9	$95.4	$90.5	$3.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
March 31, 2025	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Income Securities:
One to six months	$16.4	$—	$—	$16.4
Seven to twelve months	10.0	—	—	10.0
More than twelve months	64.1	—	—	64.1
Total	$90.5	$—	$—	$90.5

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Age Distribution of Fixed Income Securities

	March 31,	December 31,
	2025	2024
Maturity Ranges:
Due in one year or less	11.8%	11.9%
Due after one year through five years	46.1	47.9
Due after five years through ten years	39.0	37.4
Due after ten years through fifteen years	3.0	2.7
Due after fifteen years	0.1	0.1
Total	100.0%	100.0%

Average Maturity in Years	4.6	4.5
Duration	3.9	3.8

The shift to fixed income securities with longer maturities is a result of continued asset-liability matching consideration.

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of March 31, 2025 implies that a 100-basis point parallel increase in interest rates from current levels would result in a decline in the fair value of the fixed income investment portfolio of approximately 3.9%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2024 statutory balances, the Company can receive up to $952.2 in ordinary dividends from its subsidiaries in 2025 without the prior approval of regulatory authorities, of which $186.1 has been received through March 31, 2025. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated cash dividend payments to shareholders, operating expenses, and the near-term capital needs of its operating subsidiaries.

Old Republic's total capitalization of $7,506.6 at March 31, 2025 consisted of debt of $1,589.0 and shareholders' equity of $5,917.5. Changes in the ORI shareholders' equity account reflect primarily net income excluding net investment gains (losses), realized and unrealized gains (losses), dividend payments to shareholders, and share repurchases for the period then ended. At March 31, 2025, the Company's consolidated debt to equity ratio was 26.9%.

Old Republic has paid a regular cash dividend without interruption since 1942 (84 years), and it has raised the regular annual cash dividend for each of the past 44 years. The dividend amount is reviewed and approved by the Board of Directors quarterly and annually. In establishing each year's regular cash dividend, the Company does not follow a strict formulaic approach, and favors an increasing dividend amount largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's regular dividend is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual earnings for the five to ten most recent calendar years, the amount of stock repurchases, and management's long-term expectations for the Company's consolidated business and its individual operating subsidiaries. Recently, the Company has repurchased significant amounts of its outstanding shares, and the Board of Directors decided to increase regular cash dividends.

During the quarter, the Company returned total capital to shareholders of approximately $93, comprised of $68 in dividends, and $25 of share repurchases (0.7 million shares at an average price of $34.11 per share), leaving approximately $206 remaining under the most recent authorization approved by the Company's Board of Directors in March 2024.

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

Reinsurance Programs

In order to maintain premium production within its capacity and limit maximum losses for which it might become liable under its policies, Old Republic, as is common practice in the insurance industry, may cede a portion or all of its premiums and related liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2024 Annual Report on Form 10-K.

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

Old Republic believes that its most critical accounting estimate relates to the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting this estimate are summarized in the Company's 2024 Annual Report on Form 10-K.

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

Some of the oral or written statements made in the Company's reports, press releases, and conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally include words such as "expect," "predict," "estimate," "will," "should," "anticipate," "believe," and similar expressions. Any such forward-looking statements involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's Specialty Insurance segment, its results can be particularly affected by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors; general economic considerations, including the levels of investment yields, inflation rates, and the impacts of tariffs; periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, and work-related injuries; claims development and the impact on loss reserves; adequacy and availability of reinsurance; uncertainties in underwriting and pricing risks; and unanticipated external events. Title Insurance results can be affected by similar factors, and by changes in national and regional housing demand and values, the availability and cost of mortgage loans, and employment trends. Life and accident insurance earnings can be affected by the levels of employment and consumer spending, changes in mortality and health trends, and alterations in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income, the levels of investments held, and period-to-period variations in the costs of administering the Company's widespread operations. In addition, results could be particularly affected by technology and security breaches or failures, including cybersecurity incidents.

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2024 Form 10-K, and the various risks, uncertainties, and other factors that are included from time to time in other Securities and Exchange Commission filings.

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

Old Republic's market risk exposures at March 31, 2025 have not materially changed from those identified in the Company's 2024 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2025, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2024 Annual report on Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans ($ in Millions)
January 1 - January 31, 2025	740,277	$34.22	740,277	$206.2
February 1 - February 28, 2025	—	$—	0	206.2
March 1 - March 31, 2025	—	$—	0	206.2
Total	740,277	$34.22	740,277	$206.2

(1) On March 1, 2024, the Company announced a share repurchase program authorizing the repurchase of up to $1.1 billion in shares of the Company's common stock. During the first quarter 2025, the Company repurchased 0.7 million shares for $25.3 (average price of $34.22) under this authorization.

Item 5 - Other Information

During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

Old Republic International Corporation
(Registrant)
Date:	May 2, 2025

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