Form 10-Q
period 2025-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2025-08-01
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	June 30, 2025
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at June 30, 2025 was 248,469,738.

There are 48 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2025

INDEX

		PAGE NO.

PART I - FINANCIAL INFORMATION:

ITEM 1 -	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 22

ITEM 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23 - 43

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44

ITEM 4 -	CONTROLS AND PROCEDURES	44

PART II - OTHER INFORMATION:

ITEM 1 -	LEGAL PROCEEDINGS	45

ITEM 1A -	RISK FACTORS	45

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45

ITEM 5 -	OTHER INFORMATION	45

ITEM 6 -	EXHIBITS	46

SIGNATURE		47

EXHIBIT INDEX		48

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Per Share Data)
		(Unaudited)
		June 30,	December 31,
		2025	2024
Assets
Investments:
Fixed income securities (at fair value) (amortized cost: $12,210.9 and $12,175.9)		$12,357.2	$12,091.5
Equity securities (at fair value) (cost: $1,422.8 and $1,410.7)		2,567.8	2,540.7
Short-term investments (at fair value which approximates cost)		1,215.4	1,403.7
Other investments		28.9	42.8
Total investments		16,169.5	16,079.0
Cash		178.1	201.9
Accrued investment income		132.0	127.9
Accounts and notes receivable		2,974.0	2,471.6
Federal income tax recoverable: Current		4.3	13.8
Reinsurance balances and funds held		388.8	423.1
Reinsurance recoverable: Paid loss and loss adjustment expenses		191.6	185.3
Loss and loss adjustment expense reserves		6,236.0	5,807.1
Unearned premium and policy reserves		1,305.6	921.6
Deferred policy acquisition costs		588.5	531.3
Other assets		1,086.8	1,080.2
Total assets		$29,255.7	$27,843.1
Liabilities and Equity
Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves		$14,356.4	$13,727.7
Unearned premiums		4,018.5	3,505.4
Other policyholders' benefits and funds held		178.8	174.0
Total policy liabilities		18,553.8	17,407.2
Commissions, expenses, fees, and taxes		499.6	547.5
Reinsurance balances and funds held		1,637.9	1,409.8
Federal income tax: Deferred		191.0	129.1
Debt		1,589.3	1,588.7
Other liabilities		580.2	1,141.6
Total liabilities		23,052.1	22,224.1
Equity:
Shareholders' Equity:
Preferred stock	($0.01 par value; 75,000,000 shares authorized; none issued)	—	—
Common stock ($1.00 par value; 500,000,000 shares authorized; 248,469,738 and 248,817,316 shares issued) (Class B - $1.00 par value; 100,000,000 shares authorized; none issued)		248.4	248.8
Additional paid-in capital		32.1	—
Retained earnings		5,853.8	5,519.7
Accumulated other comprehensive income (loss)		91.7	(102.4)
Unallocated 401(k) plan shares (at cost)		(40.6)	(47.1)
Treasury stock (at cost) (no shares outstanding)		—	—
Total shareholders' equity		6,185.6	5,618.9
Noncontrolling interests		17.9	—
Total equity		6,203.5	5,618.9
Total liabilities and equity		$29,255.7	$27,843.1

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Per Share Data)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Net premiums earned	$1,926.7	$1,725.9	$3,709.6	$3,300.5
Title, escrow, and other fees	67.9	71.5	126.1	139.5
Total premiums and fees	1,994.6	1,797.4	3,835.7	3,440.1
Net investment income	171.5	167.4	342.2	331.6
Other income	49.6	47.3	96.8	89.2
Total operating revenues	2,215.8	2,012.2	4,274.9	3,861.0
Net investment gains (losses):
Realized from actual transactions and impairments	(2.4)	(54.1)	34.9	126.2
Unrealized from changes in fair value of
equity securities	(4.9)	(86.3)	12.7	(99.6)
Total net investment gains (losses)	(7.3)	(140.5)	47.7	26.6
Total revenues	2,208.5	1,871.7	4,322.6	3,887.6

Expenses:
Loss and loss adjustment expenses	826.5	731.5	1,598.6	1,426.1
Dividends to policyholders	4.1	10.0	9.7	12.8
Underwriting, acquisition, and other expenses	1,099.9	994.5	2,110.7	1,897.8
Interest and other charges	17.6	22.2	35.5	38.7
Total expenses	1,948.3	1,758.3	3,754.6	3,375.5
Income before income taxes	260.1	113.3	567.9	512.1

Income Taxes (Credits):
Current	55.1	29.3	100.6	105.3
Deferred	(3.4)	(7.8)	12.6	(1.9)
Total	51.7	21.4	113.3	103.4

Net Income:
Total net income	208.4	91.8	454.5	408.6
Net income attributable to noncontrolling interests	3.9	—	5.0	—
Net Income to Shareholders	$204.4	$91.8	$449.5	$408.6

Net Income Per Share:
Basic	$0.83	$0.35	$1.84	$1.53
Diluted	$0.81	$0.35	$1.79	$1.51

Average shares outstanding: Basic	244,801,566	260,796,757	244,343,845	266,341,589
Diluted	251,075,011	265,549,655	250,456,276	270,538,608

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total Net Income As Reported	$208.4	$91.8	$454.5	$408.6

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized gains (losses) before reclassifications	88.0	(40.4)	228.3	(141.4)
Amounts reclassified as realized investment
losses in the statements of income	2.6	52.6	4.0	67.9
Pretax unrealized gains (losses) on investments	90.6	12.1	232.3	(73.4)
Deferred income taxes (credits)	19.0	2.6	48.9	(15.3)
Net unrealized gains (losses) on investments	71.6	9.5	183.3	(58.0)
Foreign currency translation adjustment and other	9.2	(0.7)	10.8	(6.1)
Total other comprehensive income (loss)	80.8	8.8	194.2	(64.2)
Total Comprehensive Income	289.3	100.6	648.8	344.4
Comprehensive income attributable to
noncontrolling interests	3.9	—	5.0	—
Comprehensive Income to Shareholders	$285.3	$100.6	$643.7	$344.4

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Equity (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$248.4	$271.8	$248.8	$278.3
Dividend reinvestment plan	—	—	—	—
Stock-based compensation	—	—	0.3	0.1
Treasury stock restored to unissued status	—	(13.4)	(0.7)	(20.0)
Balance, end of period	$248.4	$258.4	$248.4	$258.4

Additional Paid-in Capital:
Balance, beginning of period	$—	$500.7	$—	$678.7
Dividend reinvestment plan	0.3	0.3	2.7	0.6
Stock-based compensation	4.8	3.3	11.2	11.3
401(k) plan shares released	3.5	1.8	6.9	3.3
Treasury stock restored to unissued status	—	(401.0)	(12.0)	(588.8)
Other - net	23.3	—	23.3	—
Balance, end of period	$32.1	$105.1	$32.1	$105.1

Retained Earnings:
Balance, beginning of period	$5,721.2	$5,889.3	$5,519.7	$5,644.3
Net income to shareholders	204.4	91.8	449.5	408.6
Dividends on common shares	(71.8)	(68.9)	(140.2)	(140.7)
Treasury stock restored to unissued status	—	—	(12.4)	—
Other changes	—	—	37.2	—
Balance, end of period	$5,853.8	$5,912.3	$5,853.8	$5,912.3

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$10.8	$(205.4)	$(102.4)	$(132.4)
Net unrealized gains (losses) on securities, net of tax	71.6	9.5	183.3	(58.0)
Foreign currency translation adjustment and other	9.2	(0.7)	10.8	(6.1)
Balance, end of period	$91.7	$(196.6)	$91.7	$(196.6)

Unallocated 401(k) Plan Shares:
Balance, beginning of period	$(43.8)	$(55.5)	$(47.1)	$(58.2)
401(k) plan shares released	3.2	2.8	6.4	5.5
Balance, end of period	$(40.6)	$(52.6)	$(40.6)	$(52.6)

Treasury Stock:
Balance, beginning of period	$(19.0)	$—	$—	$—
Common stock repurchases	—	(414.4)	(25.2)	(608.9)
Restored to unissued status	—	414.4	25.2	608.9
Other changes	19.0	—	—	—
Balance, end of period	$—	$—	$—	$—

Noncontrolling Interests:
Balance, beginning of period	$26.0	$—	$—	$—
Net income attributable to noncontrolling interests	3.9	—	5.0	—
Net effect of changes in ownership and other	(11.9)	—	12.9	—
Balance, end of period	$17.9	$—	$17.9	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Total net income	$454.5	$408.6
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(57.2)	(38.7)
Accounts and notes receivable	(470.4)	(424.5)
Loss and loss adjustment expense reserves	182.0	135.1
Unearned premiums and other policyholders' liabilities	123.9	190.0
Federal income taxes	16.3	(12.9)
Reinsurance balances and funds held	256.4	290.3
Realized investment gains from actual transactions and impairments	(34.9)	(126.2)
Unrealized investment (gains) losses from changes in fair value
of equity securities	(12.7)	99.6
Other - net	(92.5)	(124.3)
Total	365.5	396.9

Cash flows from investing activities:
Maturities and calls of fixed income securities	835.4	750.1
Sales of:
Fixed income securities	522.3	1,103.5
Equity securities	167.5	298.3
Other investments	3.3	2.8
Purchases of:
Fixed income securities	(1,314.2)	(1,729.7)
Equity securities	(58.6)	—
Other investments	(68.8)	(43.5)
Proceeds from sale of subsidiaries	—	136.6
Net (increase) decrease in short-term investments	198.7	(589.7)
Other - net	2.0	(1.2)
Total	287.6	(72.8)

Cash flows from financing activities:
Issuance of debentures and notes	—	395.9
Issuance of common shares	2.8	1.3
Dividends on common shares	(640.9)	(140.6)
Repurchase of common stock	(25.3)	(602.9)
Other - net	(13.5)	(8.0)
Total	(676.9)	(354.3)

Increase (decrease) in cash including balances classified as
held-for-sale:	(23.7)	(30.2)
Increase in cash balances classified as held-for-sale	—	(3.3)
Cash, beginning of period	201.9	202.8
Cash, end of period	$178.1	$169.2

Supplemental cash flow information:
Cash paid during the period for: Interest	$34.6	$32.9
Income taxes	$98.4	$115.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Per Share Data)

Old Republic International Corporation is a Chicago-based holding company engaged in the business of insurance underwriting and related services. It conducts its operations primarily through a number of regulated insurance company subsidiaries organized into two segments: Specialty Insurance and Title Insurance. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. The results of the Republic Financial Indemnity Group (RFIG) Run-off business, previously a reportable segment, are deemed immaterial and reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with the results of a small life and accident insurance business. Prior period amounts have been reclassified whenever appropriate to reflect the change in reportable segments. "Old Republic" or "the Company" refers to Old Republic International Corporation, its subsidiaries, and any variable interest entities that meet the requirements for consolidation, as the context requires.

Note 1 - Summary of Significant Accounting Policies

Accounting Principles - The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2024 Annual Report on Form 10-K incorporated herein by reference. The financial accounting and reporting process relies on estimates and on the exercise of judgment. In the opinion of management all adjustments consisting only of normal recurring accruals necessary for a fair presentation of interim periods' results and financial condition have been recorded. Pertinent accounting and disclosure pronouncements issued by the FASB are adopted by the Company as they become effective.

Statement Presentation - Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to per share data) in millions, which amounts may not add to totals shown due to truncation. Prior period amounts have been reclassified whenever appropriate to conform to the most current presentation.

Accounting Standards Pending Adoption - In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures which will require further disaggregation of existing disclosures for the effective tax rate reconciliation and income taxes paid. The amendments will require entities to disclose:

•A tabular effective tax rate reconciliation, broken out into specific categories with certain reconciling items above a 5% threshold further broken out by nature and/or jurisdiction, and
•Income taxes paid (net of refunds received), broken out between federal, state, and foreign, and net amounts paid to an individual jurisdiction that exceed 5% of the total.

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

Investments - The Company classifies its fixed income securities as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale, or (3) has the intention of trading. The Company's fixed income portfolio is classified as available for sale as of June 30, 2025 and December 31, 2024.

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

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At June 30, 2025, the Company and its subsidiaries do not have significant amounts of non-income producing securities.

Investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized cost at the date of sale for fixed income securities, and cost for equity securities, with such bases applying to the specific securities sold.

Revenue Recognition - Pursuant to GAAP applicable to the insurance industry, revenues are recognized as follows:

Substantially all Specialty Insurance premiums pertain to annual policies and are reflected in income on a pro-rata basis in association with the related loss and loss adjustment expenses.

Title Insurance premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly-owned agency subsidiaries) are generally recognized as income at the transaction closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining Title Insurance premium and fee revenues are produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can result in up to a four-month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and loss reserve provisions.

Loss and Loss Adjustment Expense Reserves - The establishment of loss reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims; continually evolving and changing legal theories from the judicial system; recurring accounting, statistical, and actuarial studies; the professional experience and expertise of the Company's claim departments' personnel, attorneys, and independent claim adjusters; ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, and work-related injuries; and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of: the opinions of a large number of persons; the application and interpretation of historical precedent and trends; expectations as to future developments; and management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

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

Common Share Repurchases - Common shares acquired under share repurchase programs are generally retired, restoring them to authorized, unissued status. Repurchases above par value are first charged to additional paid-in capital, with any excess charged to retained earnings.

Variable Interest Entities - A variable interest entity (VIE) is a legal entity that:

•Lacks sufficient equity at risk to finance its own activities without additional subordinated financial support, or
•Is structured such that equity investors do not have the ability to make significant decisions relating to the entity's operations through voting rights, or
•Does not substantively participate in the gains and losses of the entity.

The Company determines whether it is the primary beneficiary of a VIE subject to consolidation based on a qualitative assessment of:

•The VIE’s capital structure, contractual terms, nature of operations, and purpose,
•The Company’s relative exposure to the related risks of the VIE, and
•The breadth of the Company’s decision-making ability and ability to influence activities that significantly affect the economic performance of the VIE.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities by Type:
June 30, 2025:
Government & Agency	$1,839.2	$9.8	$30.7	$1,818.3
Municipal	184.2	—	0.3	183.8
Corporate	10,187.4	198.0	30.4	10,355.0
	$12,210.9	$207.9	$61.6	$12,357.2

December 31, 2024:
Government & Agency	$1,950.5	$2.7	$61.3	$1,891.9
Municipal	319.6	—	1.6	317.9
Corporate	9,905.8	76.7	100.8	9,881.7
	$12,175.9	$79.4	$163.8	$12,091.5

	Amortized Cost	Fair Value
Fixed Income Securities Stratified by Contractual Maturity at June 30, 2025:
Due in one year or less	$1,371.4	$1,369.2
Due after one year through five years	5,941.9	6,002.9
Due after five years through ten years	4,497.1	4,582.4
Due after ten years	400.5	402.6
	$12,210.9	$12,357.2

The following table reflects the Company's gross unrealized losses and fair value of fixed income securities, aggregated by category and length of time that individual securities have been in an unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025:
Fixed Income Securities:
Government & Agency	$288.3	$3.9	$599.6	$26.8	$887.9	$30.7
Municipal	14.3	—	142.6	0.3	157.0	0.3
Corporate	971.0	8.3	1,193.1	22.1	2,164.2	30.4
	$1,273.6	$12.3	$1,935.4	$49.3	$3,209.1	$61.6

December 31, 2024:
Fixed Income Securities:
Government & Agency	$678.0	$17.9	$679.2	$43.4	$1,357.3	$61.3
Municipal	14.4	—	289.2	1.6	303.6	1.6
Corporate	3,683.0	57.1	1,763.2	43.6	5,446.2	100.8
	$4,375.5	$75.0	$2,731.7	$88.7	$7,107.2	$163.8

In the above tables, the unrealized losses on fixed income securities are deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. There were no impairment losses in the second quarter or first six months of 2025 or 2024. The Company's allowance for credit losses was $1.6 as of both June 30, 2025 and December 31, 2024.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025	$1,422.8	$1,167.5	$22.4	$2,567.8
December 31, 2024	$1,410.7	$1,148.6	$18.6	$2,540.7

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of June 30, 2025 and December 31, 2024.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of June 30, 2025:	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government & Agency	$1,608.9	$209.4	$—	$1,818.3
Municipal	—	183.8	—	183.8
Corporate	—	10,345.8	9.1	10,355.0
Equity securities	2,565.6	—	2.2	2,567.8
Short-term investments	$1,215.4	$—	$—	$1,215.4

As of December 31, 2024:
Fixed income securities:
Government & Agency	$1,652.7	$239.1	$—	$1,891.9
Municipal	—	317.9	—	317.9
Corporate	—	9,862.2	19.4	9,881.7
Equity securities	2,538.5	—	2.1	2,540.7
Short-term investments	$1,403.7	$—	$—	$1,403.7

There were no transfers between Levels 1, 2, or 3 during the quarter or six months ended June 30, 2025.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net investment income:
Fixed income securities	$141.2	$128.3	$279.8	$254.7
Equity securities	20.9	19.2	41.7	40.0
Short-term investments	11.8	19.6	23.8	36.8
Other investments (a)	2.8	7.8	7.6	14.9
Gross investment income	176.9	175.1	353.1	346.6
Investment expenses (a)	5.4	7.6	10.8	14.9
Net investment income	$171.5	$167.4	$342.2	$331.6

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$1.5	$1.3	$2.1	$1.9
Losses	(4.1)	(53.9)	(5.8)	(69.9)
Net	(2.6)	(52.5)	(3.6)	(67.9)
Equity securities:
Gains	11.4	0.9	51.4	199.7
Losses	(11.3)	—	(12.4)	—
Net	0.1	0.9	38.9	199.7
Other investments, net	—	—	(0.3)	—
Total realized from actual transactions	(2.4)	(51.7)	34.9	131.7
From impairments	—	(2.4)	—	(5.4)
From unrealized changes in fair value of equity securities	(4.9)	(86.3)	12.7	(99.6)
Total realized and unrealized investment gains	(7.3)	(140.5)	47.7	26.6
Current and deferred income taxes	(2.6)	(29.9)	9.1	5.2
Net of tax realized and unrealized investment gains (losses)	$(4.7)	$(110.6)	$38.5	$21.4

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed income securities	$90.7	$11.8	$230.6	$(73.8)
Less: Deferred income taxes (credits)	19.0	2.5	48.6	(15.4)
	71.6	9.2	182.0	(58.4)

Other investments	—	0.3	1.6	0.4
Less: Deferred income taxes	—	—	0.3	—
	—	0.2	1.3	0.3
Net changes in unrealized investment gains (losses),
net of tax	$71.6	$9.5	$183.3	$(58.0)
_________

(a) Includes interest on funds held.

For the quarter, changes in the fair value of equity securities still held at June 30, 2025 and 2024 were $0.6 and $(85.5), respectively. For the first six months, changes in the fair value of equity securities still held at June 30, 2025 and 2024 were $61.2 and $97.2, respectively.

Note 3 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	Six Months Ended
	June 30,
	2025	2024
Gross reserves at beginning of period	$13,727.7	$12,538.2
Less: Reinsurance losses recoverable	5,807.1	4,977.7
Net reserves at beginning of period:
Specialty Insurance	7,341.5	6,955.2
Title Insurance	572.7	598.5
Other	6.4	6.6
Subtotal	7,920.6	7,560.4
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
Specialty Insurance	1,638.8	1,453.9
Title Insurance	45.4	41.7
Other	3.7	3.5
Subtotal	1,687.9	1,499.1
Change in provision for insured events of prior years:
Specialty Insurance	(77.7)	(55.8)
Title Insurance	(9.0)	(14.2)
Other	(1.8)	(0.8)
Subtotal	(88.6)	(71.0)
Total incurred loss and loss adjustment expenses	1,599.3	1,428.1
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
Specialty Insurance	389.2	363.4
Title Insurance	2.6	2.2
Other	1.7	1.0
Subtotal	393.6	366.6
Loss and loss adjustment expenses attributable to
insured events of prior years:
Specialty Insurance	962.6	889.5
Title Insurance	40.9	29.5
Other	2.1	1.8
Subtotal	1,005.8	921.0
Total payments	1,399.5	1,287.6
Net reserves at end of period:
Specialty Insurance	7,550.5	7,100.3
Title Insurance	565.4	594.1
Other	4.3	6.4
Subtotal	8,120.4	7,700.8
Reinsurance losses recoverable	6,236.0	5,256.7
Gross reserves at end of period	$14,356.4	$12,957.6

The 2025 change in provision for insured events of prior years reflects favorable prior year loss reserve development for all groups shown. For the first six months of 2025, Specialty Insurance experienced net favorable development from accident years 2011 through 2020. This was partially offset by unfavorable development in accident years 2021 through 2023. Net favorable development came predominantly from workers' compensation, property, and commercial auto, partially offset by unfavorable development in general liability. For Title Insurance, favorable development experienced during the first six months of 2025 occurred largely within the 2020 to 2022 years.

The 2024 change in provision for insured events of prior years reflects favorable prior year loss reserve development for all groups shown. For the first six months of 2024, Specialty Insurance experienced net favorable development predominantly from workers' compensation and commercial auto, mostly from accident years 2015 through 2020, partially offset by unfavorable development within general liability. Approximately half of the unfavorable development in general liability originated from very old accident years with the other half from 2015 through 2021.

For Title Insurance, favorable development experienced during the first six months of 2024 occurred largely within the 2019 to 2021 years.

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

On July 4, 2025, the One Big Beautiful Bill Act was signed into law, enacting a broad range of tax reform affecting corporations. These include, among other provisions, the permanent extension of certain provisions initially enacted under the 2017 Tax Cuts and Jobs Act, with some modification. The provisions expected to most significantly impact the Company are:

•Immediate deduction of the cost of qualified business property, and
•Immediate deduction of domestic research and experimental expenditures.

The Company is currently evaluating the changes resulting from the tax provisions in this legislation, and does not expect it to have a material impact on the Company’s results of operations.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income to shareholders	$204.4	$91.8	$449.5	$408.6
Denominator:
Basic weighted-average shares (a)	244,801,566	260,796,757	244,343,845	266,341,589
Effect of dilutive securities - stock-based
compensation awards	6,273,445	4,752,898	6,112,431	4,197,019
Diluted adjusted weighted-average shares (a)	251,075,011	265,549,655	250,456,276	270,538,608
Earnings per share: Basic	$0.83	$0.35	$1.84	$1.53
Diluted	$0.81	$0.35	$1.79	$1.51

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock-based compensation awards	1,014,202	—	1,014,202	1,317,779
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

The Company's credit allowance was comprised of $22.5 and $22.0 related to reinsurance recoverables as of June 30, 2025 and December 31, 2024, respectively, and $31.0 and $30.2 related to accounts and notes receivable as of June 30, 2025 and December 31, 2024, respectively.

The Company's evaluation of credit losses on available for sale fixed income securities is discussed further in Note 2. The Company is not exposed to material concentrations of credit risks as to any one issuer of fixed income securities. Refer to additional discussion of credit risk in the Company's 2024 Annual Report on Form 10-K under Item 1A - Risk Factors.

Note 7 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes:
3.875% issued in 2016 and due 2026	$549.3	$546.3	$549.0	$541.4
5.750% issued in 2024 and due 2034	396.4	412.4	396.2	401.3
3.850% issued in 2021 and due 2051	643.5	463.9	643.4	458.0
Total debt	$1,589.3	$1,422.7	$1,588.7	$1,400.7

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt, all of which is classified within Level 2 of the fair value hierarchy described in Note 2.

Note 8 - Common Stock Repurchases

On March 1, 2024, the Company announced that the Board of Directors authorized a $1.1 billion share repurchase program. Total share repurchases, inclusive of taxes and fees, under this program for the quarter and first six months of 2025 were zero and 0.7 million shares, respectively, for $25.2 (average price of $34.11). Following the close of the quarter and through July 31, 2025, the Company repurchased 0.4 additional shares for $18.0 (average price of $36.47) leaving $188.1 remaining under the current authorization.

Note 9 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim and related service matters associated with insurance policies and contracts issued by its insurance subsidiaries. At June 30, 2025, the Company had no material non-claim and related service litigation exposures in its consolidated business.

Note 10 - Segment Information

The Company is engaged in the business of insurance underwriting and related services. It conducts its operations primarily through a number of regulated insurance company subsidiaries organized into two segments: Specialty Insurance and Title Insurance. The Company's reportable segments are strategic business units that offer different types of insurance that are managed separately because the nature of each varies from a customer, distribution, and economic perspective. The results of the RFIG Run-off business, previously a reportable segment, are deemed immaterial and reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with the results of a small life and accident insurance business.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

Specialty Insurance provides property and liability insurance primarily to commercial clients. Old Republic does not have a significant exposure in personal insurance coverages. Commercial auto is the largest type of coverage underwritten by Specialty Insurance, accounting for 41.7% and 41.8% of the segment's net premiums earned in the second quarter and first six months of 2025, respectively. The remaining premiums written by Specialty Insurance are derived largely from a wide variety of coverages, including workers' compensation, property, general liability, general aviation, directors' and officers' indemnity, fidelity and surety indemnities, and home and auto warranties.

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

Old Republic's business is managed for the long run. In this context, management's key objectives are to achieve highly profitable operating results over the long term, and to ensure balance sheet strength for the insurance underwriting subsidiaries' obligations. Although GAAP uses net income as the measure of total profitability, management uses net income excluding net investment gains (losses) (net operating income), a non-GAAP financial measure, in its evaluation of periodic and long-term results.

In management's opinion, excluding investment gains (losses) from income provides a better way to analyze, evaluate, and establish accountability for the results of the insurance operations. The inclusion of realized investment gains (losses) in net income can mask trends in operating results because such realizations are often highly discretionary. Similarly, the inclusion of unrealized investment gains (losses) in equity securities can further distort such operating results with significant period-to-period fluctuations that are unrelated to the insurance operations. Net operating income, however, does not replace GAAP net income as a measure of total profitability. Furthermore, as described in more detail below, management considers the underwriting income component of segment operating income (alternatively measured via combined ratio results) to be the primary performance measure of the insurance operations within each segment.

The Company's chief operating decision maker (CODM) is its Chief Executive Officer. The CODM assesses performance for the Specialty Insurance and Title Insurance segments based primarily on underwriting results, as measured by each segment's combined ratio. The combined ratio measures the Company's overall profitability from its underwriting activities and is derived by dividing loss and loss adjustment expenses, dividends to policyholders, and underwriting, acquisition, and other expenses by total premiums and fees earned in the tables that follow.

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

The contributions of Old Republic's reportable segments to consolidated totals are shown in the following tables.

Quarter Ended June 30, 2025:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$1,361.0	$629.8	$2.8	$—	$1,993.8
Net premiums earned	1,294.5	629.8	2.3	—	1,926.7
Title, escrow, and other fees	—	67.9	—	—	67.9
Total premiums and fees	1,294.5	697.8	2.3	—	1,994.6
Other income	49.3	0.1	—	—	49.6

Expenses (b):
Loss and loss adjustment expenses	805.5	20.3	0.7	—	826.5
Dividends to policyholders	4.1	—	—	—	4.1
Underwriting, acquisition, and other expenses:
Commissions	148.4	429.0	0.4	—	577.9
Insurance taxes, licenses, and fees	50.1	9.6	(0.3)	—	59.4
Subtotal	198.5	438.6	—	—	637.3
General expenses	215.6	232.0	14.9	—	462.6
Total underwriting, acquisition, and
other expenses	414.2	670.7	15.0	—	1,099.9
Segment underwriting income (loss)	119.9	6.9	(13.3)	—	113.6
Add: Net investment income	149.9	17.3	20.3	(16.1)	171.5
Less: Interest and other charges	16.1	—	17.6	(16.1)	17.6
Segment pretax operating income (loss)	253.7	24.2	(10.5)	—	267.5
Income taxes (credits) on above	51.6	5.0	(2.3)	—	54.3
Net income (loss) excluding investment gains
(losses)	$202.1	$19.2	$(8.2)	$—	213.2
Consolidated pretax investment gains (losses):
Realized from actual transactions and
impairments					(2.4)
Unrealized from changes in fair value of
equity securities					(4.9)
Income taxes (credits) on above					(2.6)
Net of tax investment gains (losses)					(4.7)
Total net income					208.4
Net income attributable to noncontrolling interests					3.9
Net income to shareholders					$204.4

Segment and consolidated combined ratio	90.7%	99.0%			93.6%
__________

(a)    Includes intercompany financing arrangements for which interest charges were $16.1 for the quarter ended June 30, 2025.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

Quarter Ended June 30, 2024:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$1,247.2	$591.9	$4.3	$—	$1,843.5
Net premiums earned	1,129.6	591.9	4.3	—	1,725.9
Title, escrow, and other fees	—	71.5	—	—	71.5
Total premiums and fees	1,129.6	663.4	4.3	—	1,797.4
Other income	47.0	0.3	—	—	47.3

Expenses (b):
Loss and loss adjustment expenses	716.5	15.3	(0.3)	—	731.5
Dividends to policyholders	10.0	—	—	—	10.0
Underwriting, acquisition, and other expenses:
Commissions	130.2	398.0	—	—	528.3
Insurance taxes, licenses, and fees	43.8	9.1	(0.1)	—	52.9
Subtotal	174.1	407.1	—	—	581.2
General expenses	190.8	211.0	11.3	—	413.3
Total underwriting, acquisition, and
other expenses	364.9	618.2	11.3	—	994.5
Segment underwriting income (loss)	85.1	30.2	(6.6)	—	108.6
Add: Net investment income	132.9	15.5	34.7	(15.6)	167.4
Less: Interest and other charges	15.4	(0.3)	22.7	(15.6)	22.2
Segment pretax operating income (loss)	202.5	46.0	5.2	—	253.8
Income taxes (credits) on above	41.6	9.4	0.2	—	51.3
Net income (loss) excluding investment gains
(losses)	$160.9	$36.5	$4.9	$—	202.4
Consolidated pretax investment gains (losses):
Realized from actual transactions and
impairments					(54.1)
Unrealized from changes in fair value of
equity securities					(86.3)
Income taxes (credits) on above					(29.9)
Net of tax investment gains (losses)					(110.6)
Total net income					91.8
Net income attributable to noncontrolling interests					—
Net income to shareholders					$91.8

Segment and consolidated combined ratio	92.4%	95.4%			93.5%
__________

(a)    Includes intercompany financing arrangements for which interest charges were $15.6 for the quarter ended June 30, 2024.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

Six Months Ended June 30, 2025:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$2,633.1	$1,176.8	$6.2	$—	$3,816.2
Net premiums earned	2,528.1	1,176.8	4.6	—	3,709.6
Title, escrow, and other fees	—	126.1	—	—	126.1
Total premiums and fees	2,528.1	1,302.9	4.6	—	3,835.7
Other income	96.4	0.3	—	—	96.8

Expenses (b):
Loss and loss adjustment expenses	1,561.0	36.3	1.2	—	1,598.6
Dividends to policyholders	9.7	—	—	—	9.7
Underwriting, acquisition, and other expenses:
Commissions	288.0	805.5	0.2	—	1,093.8
Insurance taxes, licenses, and fees	92.8	18.6	1.6	—	113.1
Subtotal	380.8	824.1	1.8	—	1,206.9
General expenses	426.8	448.0	28.9	—	903.8
Total underwriting, acquisition, and
other expenses	807.7	1,272.1	30.8	—	2,110.7
Segment underwriting income (loss)	246.1	(5.2)	(27.4)	—	213.4
Add: Net investment income	299.9	34.0	40.2	(32.0)	342.2
Less: Interest and other charges	32.1	0.1	35.2	(32.0)	35.5
Segment pretax operating income (loss)	513.9	28.6	(22.3)	—	520.2
Income taxes (credits) on above	104.7	6.0	(6.5)	—	104.1
Net income excluding investment gains
(losses)	$409.2	$22.6	$(15.8)	$—	416.0
Consolidated pretax investment gains (losses):
Realized from actual transactions and
impairments					34.9
Unrealized from changes in fair value of
equity securities					12.7
Income taxes (credits) on above					9.1
Net of tax investment gains (losses)					38.5
Total net income					454.5
Net income attributable to noncontrolling interests					5.0
Net income to shareholders					$449.5

Segment and consolidated combined ratio	90.2%	100.4%			93.7%
__________

(a)    Includes intercompany financing arrangements for which interest charges were $32.0 for the six months ended June 30, 2025.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

Six Months Ended June 30, 2024:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$2,404.4	$1,069.3	$9.8	$—	$3,483.6
Net premiums earned	2,221.3	1,069.3	9.9	—	3,300.5
Title, escrow, and other fees	—	139.5	—	—	139.5
Total premiums and fees	2,221.3	1,208.8	9.9	—	3,440.1
Other income	88.8	0.4	—	—	89.2

Expenses (b):
Loss and loss adjustment expenses	1,398.0	27.4	0.6	—	1,426.1
Dividends to policyholders	12.8	—	—	—	12.8
Underwriting, acquisition, and other expenses:
Commissions	244.7	730.9	—	—	975.8
Insurance taxes, licenses, and fees	81.6	17.0	1.0	—	99.7
Subtotal	326.4	747.9	1.1	—	1,075.5
General expenses	381.9	417.2	23.1	—	822.2
Total underwriting, acquisition, and
other expenses	708.3	1,165.1	24.3	—	1,897.8
Segment underwriting income (loss)	190.9	16.7	(15.1)	—	192.5
Add: Net investment income	264.0	31.2	68.7	(32.3)	331.6
Less: Interest and other charges	31.9	(0.4)	39.5	(32.3)	38.7
Segment pretax operating income (loss)	422.9	48.4	14.0	—	485.4
Income taxes (credits) on above	86.5	9.9	1.7	—	98.2
Net income excluding investment gains
(losses)	$336.4	$38.4	$12.3	$—	387.2
Consolidated pretax investment gains (losses):
Realized from actual transactions and
impairments					126.2
Unrealized from changes in fair value of
equity securities					(99.6)
Income taxes (credits) on above					5.2
Net of tax investment gains (losses)					21.4
Total net income					408.6
Net income attributable to noncontrolling interests					—
Net income to shareholders					$408.6

Segment and consolidated combined ratio	91.4%	98.6%			93.8%
__________

(a)    Includes intercompany financing arrangements for which interest charges were $32.3 for the six months ended June 30, 2024.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

	June 30,	December 31,
	2025	2024
Consolidated Assets:
Specialty Insurance	$26,322.6	$24,563.2
Title Insurance	1,905.1	1,915.8
Total assets of Company segments	28,227.8	26,479.1
Corporate & Other (a)	1,196.4	1,532.4
Consolidation elimination adjustments (b)	(168.5)	(168.4)
Consolidated assets	$29,255.7	$27,843.1
__________

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Six Months Ended June 30, 2025 and 2024
($ in Millions, Except Per Share Data)

OVERVIEW

This management discussion and analysis of financial condition and results of operations pertains to the consolidated accounts of Old Republic International Corporation, its subsidiaries, and any variable interest entities that meet the requirements for consolidation (collectively, "Old Republic", "ORI", or "the Company"). The Company conducts its operations primarily through a number of regulated insurance company subsidiaries organized into two segments: Specialty Insurance and Title Insurance. The Republic Financial Indemnity Group (RFIG) Run-off business through the effective date of its sale of May 31, 2024 and a small life and accident insurance business, together accounting for 0.1% of consolidated operating revenues for the six months ended June 30, 2025 and 0.4% of consolidated assets as of that date, are included within the Corporate & Other caption of this report.

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

This management discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying footnotes.

EXECUTIVE SUMMARY

Commentary within this Executive Summary provides management’s high level overview. For additional detail on these trends, refer to the detailed management discussion and analysis that follows.

Old Republic International Corporation reported the following consolidated results for the second quarter of 2025:

•Net income of $204.4, compared to $91.8 last year.
•Net income excluding investment gains (losses) (net operating income) of $209.2, an increase of 3.3%.
•Net operating income per diluted share of $0.83, compared to $0.76 last year, an increase of 9.2%.
•Consolidated net premiums and fees earned of nearly $2 billion, an increase of 11.0%.
•Net investment income of $171.5, an increase of 2.4%.
•Consolidated combined ratio of 93.6%, compared to 93.5% last year.
•Favorable loss reserve development of 2.1 points, compared to 2.2 points last year.
•Book value per share of $25.14, inclusive of cash dividends declared, up 12.6% since year-end 2024.
•Annualized operating return on equity of 14.6%.
•Total capital returned to shareholders of $71.8.

OVERALL RESULTS ATTRIBUTABLE TO SHAREHOLDERS

	Quarters Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net income	$204.4	$91.8		$449.5	$408.6
Net of tax investment gains (losses)	(4.7)	(110.6)		38.5	21.4
Net income excluding investment gains (losses)	$209.2	$202.4	3.3%	$410.9	$387.2	6.1%

Combined ratio	93.6%	93.5%		93.7%	93.8%

PER DILUTED SHARE ATTRIBUTABLE TO SHAREHOLDERS

	Quarters Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net income	$0.81	$0.35		$1.79	$1.51
Net of tax investment gains (losses)	(0.02)	(0.41)		0.15	0.08
Net income excluding investment gains (losses)	$0.83	$0.76	9.2%	$1.64	$1.43	14.7%

SHAREHOLDERS' EQUITY (BOOK VALUE)

		June 30,	Dec. 31,
		2025	2024	% Change
Total		$6,185.6	$5,618.9	10.1%
Per common share		$25.14	$22.84	10.1%

Old Republic's business is managed for the long run. In this context, management's key objectives are to achieve highly profitable operating results over the long term, and to ensure balance sheet strength for the insurance underwriting subsidiaries' obligations. Although Generally Accepted Accounting Principles (GAAP) uses net income as the measure of total profitability, management uses net income excluding net investments gains (losses) (net operating income), a non-GAAP financial measure, in its evaluation of periodic and long-term results.

In management's opinion, excluding investment gains (losses) from income provides a better way to analyze, evaluate, and establish accountability for the results of the insurance operations. The inclusion of realized investment gains (losses) in net income can mask trends in operating results because such realizations are often highly discretionary. Similarly, the inclusion of unrealized investment gains (losses) in equity securities can further distort such operating results with significant period-to-period fluctuations that are unrelated to the insurance operations. Net operating income, however, does not replace GAAP net income as a measure of total profitability.

FINANCIAL HIGHLIGHTS
	Quarters Ended June 30,			Six Months Ended June 30,
SUMMARY INCOME STATEMENTS:	2025	2024	% Change	2025	2024	% Change
Revenues:
Net premiums and fees earned	$1,994.6	$1,797.4	11.0%	$3,835.7	$3,440.1	11.5%
Net investment income	171.5	167.4	2.4	342.2	331.6	3.2
Other income	49.6	47.3	4.9	96.8	89.2	8.5
Total operating revenues	2,215.8	2,012.2	10.1	4,274.9	3,861.0	10.7
Net investment gains (losses):
Realized from actual transactions and
impairments	(2.4)	(54.1)		34.9	126.2
Unrealized from changes in fair value of
equity securities	(4.9)	(86.3)		12.7	(99.6)
Total net investment gains (losses)	(7.3)	(140.5)		47.7	26.6
Total revenues	2,208.5	1,871.7		4,322.6	3,887.6
Operating expenses:
Loss and loss adjustment expenses	830.6	741.5	12.0	1,608.4	1,439.0	11.8
Underwriting, acquisition, and other expenses	1,099.9	994.5	10.6	2,110.7	1,897.8	11.2
Interest and other expenses	17.6	22.2	(20.6)	35.5	38.7	(8.3)
Total expenses	1,948.3	1,758.3	10.8%	3,754.6	3,375.5	11.2%
Pretax income	260.1	113.3		567.9	512.1
Income taxes	51.7	21.4		113.3	103.4
Total net income	208.4	91.8		454.5	408.6
Net income attributable to noncontrolling interests	3.9	—		5.0	—
Net income to shareholders	$204.4	$91.8		$449.5	$408.6

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income excluding investment gains (losses)	$0.85	$0.77	10.4%	$1.68	$1.45	15.9%
Net investment gains (losses):
Realized investment gains (losses)	(0.01)	(0.16)		0.11	0.38
Unrealized from changes in fair value of
equity securities	(0.01)	(0.26)		0.05	(0.30)
Basic net income	$0.83	$0.35		$1.84	$1.53

Diluted net income excluding investment gains (losses)	$0.83	$0.76	9.2%	$1.64	$1.43	14.7%
Net investment gains (losses):
Realized investment gains (losses)	(0.01)	(0.16)		0.11	0.37
Unrealized from changes in fair value of
equity securities	(0.01)	(0.25)		0.04	(0.29)
Diluted net income	$0.81	$0.35		$1.79	$1.51

Cash dividends declared on common stock	$0.290	$0.265	9.4%	$0.580	$0.530	9.4%

The information presented in the following table highlights the most meaningful indicators of Old Republic's segmented and consolidated financial performance. The information underscores the performance of the Company's insurance underwriting subsidiaries, as well as the sound investment of their capital and underwriting cash flows.

Sources of Consolidated Income
	Quarters Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net premiums and fees earned:
Specialty Insurance	$1,294.5	$1,129.6	14.6%	$2,528.1	$2,221.3	13.8%
Title Insurance	697.8	663.4	5.2	1,302.9	1,208.8	7.8
Corporate & Other	2.3	4.3	(46.6)	4.6	9.9	(53.5)
Consolidated	$1,994.6	$1,797.4	11.0%	$3,835.7	$3,440.1	11.5%

Underwriting income (loss): (a)
Specialty Insurance	$119.9	$85.1	40.9%	$246.1	$190.9	28.9%
Title Insurance	6.9	30.2	(76.9)	(5.2)	16.7	(131.5)
Corporate & Other	(13.3)	(6.6)	(98.9)	(27.4)	(15.1)	(81.0)
Consolidated	$113.6	$108.6	4.6%	$213.4	$192.5	10.9%

Consolidated combined ratio:
Loss ratio:
Current year	43.7%	43.5%		44.2%	44.1%
Prior years	(2.1)	(2.2)		(2.3)	(2.3)
Total	41.6	41.3		41.9	41.8
Expense ratio	52.0	52.2		51.8	52.0
Combined ratio	93.6%	93.5%		93.7%	93.8%

Net investment income:
Specialty Insurance	$149.9	$132.9	12.8%	$299.9	$264.0	13.6%
Title Insurance	17.3	15.5	11.8	34.0	31.2	9.2
Corporate & Other	4.2	19.0	(77.5)	8.2	36.4	(77.4)
Consolidated	$171.5	$167.4	2.4%	$342.2	$331.6	3.2%

Interest and other expenses (income):
Specialty Insurance	$16.1	$15.4		$32.1	$31.9
Title Insurance	—	(0.3)		0.1	(0.4)
Corporate & Other (b)	1.5	7.0		3.2	7.2
Consolidated	$17.6	$22.2	(20.6)%	$35.5	$38.7	(8.3)%

Pretax income excluding investment gains (losses):
Specialty Insurance	$253.7	$202.5	25.3%	$513.9	$422.9	21.5%
Title Insurance	24.2	46.0	(47.2)	28.6	48.4	(40.8)
Corporate & Other	(10.5)	5.2	N/M	(22.3)	14.0	N/M
Consolidated	267.5	253.8	5.4%	520.2	485.4	7.2%
Income taxes	54.3	51.3		104.1	98.2
Net income excluding investment
gains (losses)	213.2	202.4	5.3%	416.0	387.2	7.4%
Consolidated pretax investment gains (losses):
Realized from actual transactions
and impairments	(2.4)	(54.1)		34.9	126.2
Unrealized from changes in
fair value of equity securities	(4.9)	(86.3)		12.7	(99.6)
Total	(7.3)	(140.5)		47.7	26.6
Income taxes (credits)	(2.6)	(29.9)		9.1	5.2
Net of tax investment gains (losses)	(4.7)	(110.6)		38.5	21.4
Total net income	208.4	91.8		454.5	408.6
Net income attributable to
noncontrolling interests	3.9	—		5.0	—
Net income to shareholders	$204.4	$91.8		$449.5	$408.6

(a) Includes related services.
(b) Includes consolidation/elimination entries.

Specialty Insurance Segment Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net premiums written	$1,361.0	$1,247.2	9.1%	$2,633.1	$2,404.4	9.5%
Net premiums earned	1,294.5	1,129.6	14.6	2,528.1	2,221.3	13.8
Net investment income	149.9	132.9	12.8	299.9	264.0	13.6
Other income	49.3	47.0	5.0	96.4	88.8	8.7
Operating revenues	1,493.8	1,309.6	14.1	2,924.6	2,574.1	13.6
Loss and loss adjustment expenses	809.6	726.5	11.4	1,570.7	1,410.8	11.3
Underwriting, acquisition, and other expenses	414.2	364.9	13.5	807.7	708.3	14.0
Interest and other expenses	16.1	15.4	4.2	32.1	31.9	0.5
Operating expenses	1,240.0	1,107.0	12.0	2,410.6	2,151.2	12.1
Segment pretax operating income	$253.7	$202.5	25.3%	$513.9	$422.9	21.5%

Loss ratio:
Current year	65.4%	66.8%		65.2%	66.0%
Prior years	(2.9)	(2.5)		(3.1)	(2.5)
Total	62.5	64.3		62.1	63.5
Expense ratio	28.2	28.1		28.1	27.9
Combined ratio	90.7%	92.4%		90.2%	91.4%

Specialty Insurance net premiums earned increased 14.6% for the quarter and 13.8% for the first six months, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from new insurance underwriting subsidiaries. Premium growth was most pronounced within commercial auto, along with smaller premium increases in property, general liability, and workers' compensation. Canadian coverages (travel, accident & health, and trucking), and to a lesser extent, public directors and officers (D&O) and home warranty premiums, declined in the quarter, largely due to market and economic conditions. Commercial auto, general liability, and property continued to achieve rate increases, while rates declined modestly in public D&O.

The net investment income increase for both periods was driven by higher investment yields earned, along with contributions from a higher invested asset base.

Overall, the 2025 loss ratios for Specialty Insurance reflect slightly higher levels of favorable prior year loss reserve development and improved current year loss ratios. Favorable development came predominately from workers' compensation and property, partially offset by unfavorable development in general liability. The improvement in current year loss ratios came predominately from workers' compensation and short-tailed lines of coverage including property and auto physical damage, partially offset by general liability. The expense ratios are in line with expectations and include start-up costs of new underwriting subsidiaries and investments in information technology, partially offset by the benefit of scale from continued earned premium growth.

Together, these factors produced a profitable combined ratio and strong pretax operating income for the quarter and first six months. For Specialty Insurance, combined ratios between 90% and 95% are targeted over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly with long-tailed lines of coverage claim payment patterns.

Title Insurance Segment Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net premiums and fees earned	$697.8	$663.4	5.2%	$1,302.9	$1,208.8	7.8%
Net investment income	17.3	15.5	11.8	34.0	31.2	9.2
Other income	0.1	0.3	(37.9)	0.3	0.4	(32.0)
Operating revenues	715.3	679.2	5.3	1,337.3	1,240.5	7.8
Loss and loss adjustment expenses	20.3	15.3	32.8	36.3	27.4	32.6
Underwriting, acquisition, and other expenses	670.7	618.2	8.5	1,272.1	1,165.1	9.2
Interest and other expenses (income)	—	(0.3)	(37.9)	0.1	(0.4)	136.4
Operating expenses	691.0	633.2	9.1	1,308.7	1,192.1	9.8
Segment pretax operating income	$24.2	$46.0	(47.2)%	$28.6	$48.4	(40.8)%

Loss ratio:
Current year	3.5%	3.5%		3.5%	3.5%
Prior years	(0.6)	(1.2)		(0.7)	(1.2)
Total	2.9	2.3		2.8	2.3
Expense ratio	96.1	93.1		97.6	96.3
Combined ratio	99.0%	95.4%		100.4%	98.6%

Title Insurance net premiums and fees earned increased 5.2% for the quarter and 7.8% for the first six months. Agency produced revenues grew 7% while directly produced revenues were relatively flat for the quarter. Both commercial and residential premiums increased for the quarter. Commercial premiums represented 23% of net premiums earned compared to 21% in the second quarter of last year. Fee revenues from direct operations decreased as a result of the previously announced sale of certain technology platforms.

Net investment income increased, reflecting higher investment yields earned on a slightly lower invested asset base.

The Title Insurance loss ratio increased due to a lower level of favorable prior year loss reserve development than in 2024. The second quarter and first half of 2025 expense ratios included approximately $15 (2.1 and 1.1 points, respectively) in litigation settlement expenses and higher agent commissions driven by the shift in business between direct and agency operations.

Together, these factors produced lower pretax operating income for the quarter and first six months. For Title Insurance, combined ratios between 90% to 95% are targeted over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range.

Corporate & Other Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net premiums earned	$2.3	$4.3	(46.6)%	$4.6	$9.9	(53.5)%
Net investment income (a)	4.2	19.0	(77.5)	8.2	36.4	(77.4)
Operating revenues	6.6	23.3	(71.5)	12.8	46.2	(72.2)
Operating expenses	17.2	18.1	(4.8)%	35.2	32.2	9.5%
Corporate & Other pretax operating income (loss)	$(10.5)	$5.2	N/M	$(22.3)	$14.0	N/M
(a) Net of elimination entries.

Corporate & Other includes a small life and accident insurance business, the RFIG Run-off business through the date of its sale of May 31, 2024, the parent holding company, and several internal corporate services subsidiaries. Corporate & Other tends to produce highly variable results stemming from volatility inherent in the lack of scale. Net investment income for both periods was significantly impacted by a lower invested asset base due to the return of capital to shareholders, including the January 2025 special cash dividend payment, and the sale of the RFIG Run-off business.

Investments

As of June 30, 2025, the consolidated investment portfolio reflected an allocation of approximately 84% to fixed income securities (bonds and notes) and short-term investments, and 16% to equity securities (common and preferred stocks). The investment management process remains focused on retaining quality investments that produce consistent streams of investment income, while monitoring concentration limits among the insurance underwriting subsidiaries. The fixed income portfolio continues to be the anchor for the insurance underwriting subsidiaries' obligations. The maturities of the fixed income securities are generally matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. The equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

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

	Quarter			Year
	Ended			Ended
	June 30,	Six Months Ended June 30,		Dec. 31,
	2025	2025	2024	2024
Beginning balance	$24.19	$22.84	$23.31	$23.31
Changes in shareholders' equity:
Net income excluding net investment gains (losses)	0.85	1.68	1.45	3.09
Net of tax realized investment gains	(0.01)	0.11	0.38	0.27
Net of tax unrealized investment gains (losses):
Fixed income securities	0.29	0.75	(0.22)	0.12
Equity securities	(0.01)	0.05	(0.30)	(0.06)
Total net of tax realized and unrealized investment gains	0.27	0.91	(0.14)	0.33
Cash dividends declared	(0.29)	(0.58)	(0.53)	(3.060)
Other - net	0.12	0.29	(0.50)	(0.83)
Net change	0.95	2.30	0.28	(0.47)
Ending balance	$25.14	$25.14	$23.59	$22.84
Change for the period	3.9%	10.1%	1.2%	(2.0)%
Change for the period, inclusive of cash dividends declared	5.1%	12.6%	3.5%	11.1%
Total capital returned to shareholders during the quarter was $71.8 in dividends. For the first six months, total capital returned was $165.4, comprised of $140.2 in dividends and $25.2 in share repurchases.

DETAILED MANAGEMENT DISCUSSION AND ANALYSIS

This section of Management's Discussion and Analysis of Financial Condition and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated net earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Specialty Insurance	$1,294.5	$1,129.6	$2,528.1	$2,221.3	$4,677.0	$4,119.2	$3,808.6
Title Insurance	697.8	663.4	1,302.9	1,208.8	2,619.1	2,562.8	3,833.8
Corporate & Other	2.3	4.3	4.6	9.9	14.6	25.6	32.9
Total	$1,994.6	$1,797.4	$3,835.7	$3,440.1	$7,310.8	$6,707.7	$7,675.3
Percentage change from prior period	11.0%	9.0%	11.5%	7.4%	9.0%	(12.6)%	(4.1)%

Consolidated net premiums and fees earned increased 11.0% and 11.5% for the second quarter and first six months of 2025, respectively, resulting from strong growth in Specialty Insurance and modest growth in Title Insurance. For the second quarter and first six months of 2024, consolidated net premiums and fees earned were up 9.0% and 7.4%, respectively, resulting from double digit growth in Specialty Insurance and Title Insurance producing an increase for the second quarter, partially offsetting the first quarter decline.

Net Investment Income
The following tables reflect the invested asset bases as of the indicated dates, the investment income earned, and resulting yields on such assets. Because the Company can exercise little control over fair values, management evaluates yields on the basis of investment income earned in relation to the book value of the underlying invested assets.

	Invested Assets at Book Value				Fair Value Adjust- ment	Invested Assets at Fair Value
	Specialty Insurance	Title Insurance	Corporate & Other	Total
As of December 31:
2023	$12,030.5	$1,350.2	$1,463.8	$14,844.5	$1,023.1	$15,867.7
2024	12,489.8	1,334.2	1,211.1	15,035.1	1,043.8	16,079.0
As of June 30:
2024	12,053.0	1,334.0	1,785.8	15,172.8	850.1	16,023.0
2025	$12,680.3	$1,300.2	$897.5	$14,878.1	$1,291.3	$16,169.5

	Net Investment Income				Yield at
	Specialty Insurance	Title Insurance	Corporate & Other	Total	Book Value	Fair Value
Years Ended
December 31:
2022	$358.0	$47.9	$53.5	$459.5	3.07%	2.83%
2023	462.7	57.0	58.5	578.3	3.82	3.62
2024	546.5	63.2	63.3	673.1	4.47	4.18
Six Months Ended
June 30:
2024	264.0	31.2	36.4	331.6	4.39	4.13
2025	299.9	34.0	8.2	342.2	4.58	4.24
Quarters Ended
June 30:
2024	132.9	15.5	19.0	167.4	4.35	4.11
2025	$149.9	$17.3	$4.2	$171.5	4.64%	4.28%

Net investment income increased 2.4% and 3.2% for the second quarter and first six months of 2025, respectively, driven by higher investment yields, partially offset by a lower invested asset base from returning significant excess capital since the first half of 2024. Net investment income increased approximately 20.0% in both the second quarter and first six months of 2024, driven by higher investment yields. Prior periods presented were also favorably impacted by the interest rate environment.

Loss and Loss Adjustment Expenses
Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of June 30, 2025 and December 31, 2024:

	Loss and Loss Adjustment Expense Reserves
	June 30, 2025		December 31, 2024
	Gross	Net	Gross	Net

Workers' compensation	$4,660.6	$2,614.5	$4,653.0	$2,604.5
Commercial auto	4,663.1	2,092.4	4,288.6	1,993.2
General liability	1,893.9	861.7	1,763.5	817.0
Financial indemnity	955.9	730.4	926.6	715.2
Other coverages	1,289.4	929.8	1,206.1	903.2
Unallocated loss adjustment expense reserves	321.6	321.4	308.1	308.1
Total Specialty Insurance reserves	13,784.7	7,550.5	13,146.2	7,341.5
Title Insurance	565.4	565.4	572.7	572.7
Life and accident	6.2	4.3	8.8	6.4
Total loss and loss adjustment expense reserves	$14,356.4	$8,120.4	$13,727.7	$7,920.6
Asbestosis and environmental loss reserves included
in the above Specialty Insurance reserves:
Amount	$166.2	$104.4	$167.6	$106.5
% of total Specialty Insurance reserves	1.2%	1.4%	1.3%	1.5%

A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 3 of the Notes to Consolidated Financial Statements.

The percentage of net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's two reportable segments and for its consolidated operations were as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Specialty Insurance	62.5%	64.3%	62.1%	63.5%	64.1%	62.0%	62.1%
Title Insurance	2.9	2.3	2.8	2.3	1.8	1.9	2.3
Consolidated loss ratio	41.6%	41.3%	41.9%	41.8%	41.7%	38.7%	31.8%

Reconciliation of consolidated loss ratio:
Provision for insured events of the
current year	43.7%	43.5%	44.2%	44.1%	43.9%	43.3%	35.5%
Change in provision for insured events
of prior years:
Net favorable development	(2.1)	(2.2)	(2.3)	(2.3)	(2.2)	(4.6)	(3.7)
Consolidated loss ratio	41.6%	41.3%	41.9%	41.8%	41.7%	38.7%	31.8%

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

The consolidated loss and loss adjustment expense ratios for the periods presented above are reflective of the shift in mix with Specialty Insurance contributing more to the total in more recent periods. The 2025 current year loss ratio remained consistent with the second quarter and first six months of last year. Favorable prior year loss reserve development for Specialty Insurance increased while Title Insurance decreased, resulting in nearly flat net favorable development in the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024.

Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. Management maintains hold periods that vary primarily by line of business. However, reserves may be increased within a holding period if the initial expected loss ratio may be inadequate. Conversely, in certain cases, reserves may be released within a holding period when the redundancies are expected to exceed the upper end of the actuarially determined range, or if an increase to an initial expected loss ratio within a hold period is subsequently deemed to be excessive. No representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates. In management's opinion, such changes in net losses and related costs are not likely to have a material effect on the Company's consolidated financial condition, although it could materially affect its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2024 Annual Report on Form 10-K under Item 1A - Risk Factors.

Underwriting, Acquisition, and Other Expenses
The following table sets forth the expense ratios registered by each reportable segment and in consolidation for the periods shown:

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Specialty Insurance	28.2%	28.1%	28.1%	27.9%	28.1%	28.2%	27.4%
Title Insurance	96.1	93.1	97.6	96.3	95.2	95.2	90.9
Consolidated	52.0%	52.2%	51.8%	52.0%	52.2%	53.9%	59.2%

Variations in the Company's consolidated expense ratios generally reflect a continually changing mix of coverages sold and costs of producing business. To a significant degree, expense ratios for both the Specialty and Title Insurance segments are reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income and can fluctuate with line of coverage mix. General operating expenses are routinely subject to timing as well as investments in business expansion and information technology. The consolidated expense ratios for the periods presented in the table above are reflective of the shift in mix with Specialty Insurance contributing more to the total in more recent periods. The ratios are in line with expectations and reflect the benefit from scale from continued earned premium growth, offset by increased costs incurred to start-up new underwriting subsidiaries and investments in information technology.

Combined Ratios
The combined ratios of the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Specialty Insurance	90.7%	92.4%	90.2%	91.4%	92.2%	90.2%	89.5%
Title Insurance	99.0	95.4	100.4	98.6	97.0	97.1	93.2
Consolidated	93.6%	93.5%	93.7%	93.8%	93.9%	92.6%	91.0%

Net Investment Gains (Losses)
The Company's investment policies are designed to produce a stable source of income from interest and dividends, support the protection of capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Realized investment gains (losses)
from actual transactions:
Fixed income	$(2.6)	$(52.5)	$(3.6)	$(67.9)	$(112.1)	$(180.7)	$(187.6)
Equity securities and other	0.1	0.8	38.6	199.7	206.5	165.5	373.3
Total	(2.4)	(51.7)	34.9	131.7	94.3	(15.2)	185.7
Impairment losses	—	(2.4)	—	(5.4)	(5.4)	(51.8)	(123.5)
Unrealized gains (losses) from
changes in fair value of equity
securities	(4.9)	(86.3)	12.7	(99.6)	(18.9)	(123.9)	(263.4)
Total investment gains (losses)	$(7.3)	$(140.5)	$47.7	$26.6	$69.9	$(190.9)	$(201.1)

Dispositions of fixed income securities from scheduled maturities and early calls were 61.5% and 40.5% of total fixed income dispositions occurring in the first six months of 2025 and 2024, respectively. Realized gain (loss) activity in 2025 was related to the sale of fixed income and equity securities to fund the Company's return of capital through share repurchases and a special dividend. Realized gain (loss) activity in 2024 was primarily the result of portfolio management, including the Company's monitoring of concentration limits at the individual legal entity levels, tax planning, and interest rate environment considerations. Sales activity within the fixed income portfolio over the last few years has allowed the Company to increase its book yield on that portfolio quicker than anticipated, taking full advantage of the current interest rate environment, in a tax efficient manner.

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

Income Taxes
The effective consolidated income tax rate was 19.9% and 20.0% in the second quarter and first six months of 2025, respectively, compared to 19.0% and 20.2% in the second quarter and first six months of 2024, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax preferred investment income (principally tax-exempt interest and dividend income).

Segment Underwriting Overview

Specialty Insurance

Summary Underwriting Results

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Revenues:
Net premiums written	$1,361.0	$1,247.2	$2,633.1	$2,404.4	$5,030.5	$4,356.3	$3,978.2
Net premiums earned	$1,294.5	$1,129.6	2,528.1	2,221.3	4,677.0	4,119.2	3,808.6
Other income	49.3	47.0	96.4	88.8	177.0	162.2	148.9

Expenses:
Loss and loss adjustment expenses	805.5	716.5	1,561.0	1,398.0	2,975.6	2,536.7	2,352.0
Dividends to policyholders	4.1	10.0	9.7	12.8	23.5	16.5	12.5
Underwriting, acquisition, and
other expenses:
Commissions	148.4	130.2	288.0	244.7	546.8	465.3	435.1
Insurance taxes, licenses,
and fees	50.1	43.8	92.8	81.6	172.7	159.8	161.1
Subtotal	198.5	174.1	380.8	326.4	719.6	625.2	596.2
General expenses	215.6	190.8	426.8	381.9	771.1	697.0	595.7
Total underwriting, acquisition,
and other expenses	$414.2	$364.9	807.7	708.3	1,490.8	1,322.2	1,192.0
Segment underwriting income	$119.9	$85.1	$246.1	$190.9	$364.0	$406.0	$400.9

Loss ratio:
Current year	65.4%	66.8%	65.2%	66.0%	66.4%	67.7%	67.2%
Prior years	(2.9)	(2.5)	(3.1)	(2.5)	(2.3)	(5.7)	(5.1)
Total	62.5	64.3	62.1	63.5	64.1	62.0	62.1
Expense ratio	28.2	28.1	28.1	27.9	28.1	28.2	27.4
Combined ratio	90.7%	92.4%	90.2%	91.4%	92.2%	90.2%	89.5%

Specialty Insurance continued to produce growth and profitability, reflecting the success of the Company’s specialty strategy and operational excellence initiatives. Growth included increasing contributions from new specialty underwriting subsidiaries. In addition, the Company continues to expand its writings of excess & surplus lines business, written on Old Republic Union paper. Seven Specialty Insurance operating companies utilize Old Republic Union for property, general liability, and financial indemnity solutions. Some of the new operating companies target the wholesale distribution channel, where excess & surplus solutions are prevalent.

Premiums & Fees
The percentage of net earned premiums for major insurance coverages in the Specialty Insurance segment was as follows:

	Specialty Insurance Net Earned Premiums by Type of Coverage
	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Commercial auto	41.7%	42.3%	41.8%	42.1%	41.9%	41.0%	39.5%
Workers' compensation	17.5	18.7	17.5	18.3	17.9	19.5	21.3
Property	13.2	12.3	13.3	12.3	12.8	11.5	9.8
General liability	8.1	7.5	8.1	7.4	7.8	6.1	5.2
Financial indemnity	7.5	6.5	7.4	7.1	6.9	8.4	10.3
Home and auto warranty	6.1	6.6	6.4	6.7	6.7	7.6	8.7
Other coverages	5.9%	6.1%	5.5%	6.1%	6.0%	5.9%	5.2%

Specialty Insurance net premiums earned increased 14.6% and 13.8% for the second quarter and first six months of 2025, respectively, driven by a combination of premium rate increases on most lines of coverage, strong renewal retention ratios, and increasing premium production from new insurance underwriting subsidiaries. Premium growth was most pronounced within commercial auto, along with smaller premium increases in property, general liability, and workers' compensation. Canadian coverages (travel, accident & health, and trucking), and to a lesser extent, public directors and officers (D&O) and home warranty premiums, declined in the quarter, largely due to market and economic conditions. Commercial auto, general liability, and property continued to achieve rate increases, while rates declined modestly in public D&O.

Specialty Insurance net premiums earned increased 13.8% and 13.4% for the second quarter and first six months of 2024, respectively, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from recently established underwriting subsidiaries. Premium growth occurred across most lines of coverage, but was most pronounced within commercial auto, property, and general liability. There were small declines in public D&O and home warranty, largely reflecting market conditions. While commercial auto, general liability, and property continued to achieve strong rate increases, rate declines continued in public D&O and workers' compensation.

Loss and Loss Adjustment Expenses
The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	Specialty Insurance Loss Ratios by Type of Coverage
	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Commercial auto	70.3%	72.3%	70.3%	72.1%	72.4%	71.5%	66.6%
Workers' compensation	48.5	50.7	53.5	48.9	48.0	41.4	45.9
Property	51.9	53.2	50.6	56.2	53.2	61.0	65.4
Financial indemnity	56.4	56.2	54.0	52.2	63.9	48.2	67.0
General liability	74.0	67.6	67.4	70.7	72.9	76.0	71.6
Home and auto warranty	60.9	67.9	55.9	62.4	58.2	65.5	66.9
Other coverages	67.1	73.7	65.6	68.4	73.1	65.9	60.4
All coverages	62.5%	64.3%	62.1%	63.5%	64.1%	62.0%	62.1%

Overall, the loss ratios for Specialty Insurance in the second quarter and first six months of 2025 reflect slightly higher levels of favorable prior year loss reserve development and improved current year loss ratios. Favorable prior year loss reserve development increased slightly for both periods, but remained lower than the historically high levels experienced in 2023 and 2022.

Net favorable reserve development in the quarter came primarily from:

•Workers’ compensation (favorable development predominantly from accident years 2020 and prior, partially offset by unfavorable development from accident years 2021 to 2023);
•Commercial auto (favorable development predominantly from accident years 2017 to 2020 and 2022, partially offset by unfavorable development from 2023 and 2024); and
•Property, which includes commercial multi-peril (favorable development predominantly from accident years 2021 to 2024).

Net unfavorable reserve development came primarily from:

•General liability, which includes excess coverages. This line is subject to volatility from quarter to quarter; however, the impact of net unfavorable development had less that one half a percentage point impact on the Specialty Insurance loss ratio for the first six months of 2025.

Current year loss ratios improved primarily due to workers' compensation and short-tailed lines of coverage including property and auto physical damage, partially offset by general liability.

Sales and General Expenses
The reported expense ratios for the current periods are in line with expectations and include start-up costs of new underwriting subsidiaries and investments in information technology, partially offset by the benefit of scale from continued earned premium growth. Specialty Insurance has started up four new underwriting subsidiaries in the last four years. Depending on the subsidiary, it can take three to five years before scale is achieved, and the subsidiary becomes accretive to earnings. In addition, Specialty Insurance is investing in modernizing core systems (policy administration, claims, billing, and data warehouse) at several subsidiaries. Additional information technology investments are also being made in data and analytics and artificial intelligence initiatives.

Title Insurance

Summary Underwriting Results

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Revenues:
Net premiums earned	$629.8	$591.9	$1,176.8	$1,069.3	$2,334.6	$2,300.9	$3,500.6
Title, escrow, and other fees	67.9	71.5	126.1	139.5	284.4	261.8	333.2
Total premiums and fees	697.8	663.4	1,302.9	1,208.8	2,619.1	2,562.8	3,833.8
Other income	0.1	0.3	0.3	0.4	0.6	0.7	0.9

Expenses:
Loss and loss adjustment expenses	20.3	15.3	36.3	27.4	46.1	48.7	89.1
Underwriting, acquisition, and
other expenses:
Commissions	429.0	398.0	805.5	730.9	1,601.2	1,608.1	2,464.8
Insurance taxes, licenses,
and fees	9.6	9.1	18.6	17.0	37.5	18.7	73.5
Subtotal	438.6	407.1	824.1	747.9	1,638.7	1,626.8	2,538.3
General expenses	232.0	211.0	448.0	417.2	855.1	812.4	945.8
Total underwriting, acquisition,
and other expenses	670.7	618.2	1,272.1	1,165.1	2,493.8	2,439.3	3,484.2
Segment underwriting income (loss)	$6.9	$30.2	$(5.2)	$16.7	$79.7	$75.4	$261.3

Loss ratio (a):
Current year	3.5%	3.5%	3.5%	3.5%	3.4%	3.7%	3.6%
Prior years	(0.6)	(1.2)	(0.7)	(1.2)	(1.6)	(1.8)	(1.3)
Total	2.9	2.3	2.8	2.3	1.8	1.9	2.3
Expense ratio	96.1	93.1	97.6	96.3	95.2	95.2	90.9
Combined ratio	99.0%	95.4%	100.4%	98.6%	97.0%	97.1%	93.2%
__________

(a) Title loss, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.

Title Insurance experienced premium growth compared to last year, however, elevated combined ratios reflect difficult market conditions and the seasonal nature of this business.

Premiums & Fees
The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

	Premium and Fee Production by Source
	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Direct Operations	22.8%	24.2%	22.5%	23.6%	23.0%	21.0%	19.5%
Independent Title Agents	77.2%	75.8%	77.5%	76.3%	77.0%	79.0%	80.5%

Title Insurance net premiums and fees earned increased 5.2% and 7.8% for the second quarter and first six months of 2025, respectively, with agency produced revenues growing 7% and directly produced revenues relatively flat. Both commercial premiums and residential premiums increased. Commercial premiums represented 23% of net premiums earned in the second quarter 2025 compared to 21% in the second quarter 2024. Fee revenues in direct operations decreased as a result of the previously announced sale of certain technology platforms.

Title Insurance net premiums and fees earned increased 2.1% and decreased 2.0% for the second quarter and first six months of 2024, respectively. Directly produced revenues grew in both 2024 periods, whereas agency produced revenues, which are reported on a lag relative to direct revenues, increased slightly for the quarter and declined for the first six months. Commercial premiums increased commensurately in the quarter and represented approximately 21% of net premiums earned in both quarterly periods.

Loss and Loss Adjustment Expenses
Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The loss ratios for Title Insurance in the second quarter and first six months of 2025 reflect a lower level of favorable prior year loss reserve development than experienced in 2024. Given the low levels of reserves for the older years, a small number of claims can cause modest improvement in prior year development. The reported loss ratios for the second quarter and first six months of 2024 reflected consistent levels of favorable prior year reserve development and an improvement in the current year loss ratio driven by favorable claim trends.

Sales and General Expenses
The second quarter and first six months of 2025 expense ratios include approximately $15 (2.1 and 1.1 points, respectively) in litigation settlement expenses and higher agent commissions driven by the shift in business between direct and agency operations. Expense ratios for both 2024 periods improved as a result of expense management.

FINANCIAL CONDITION

The resiliency of ORI’s business model rests on the 17 different P&C subsidiary companies within Specialty Insurance and Title Insurance. Each ORI subsidiary company is a specialist, narrow and deep in their specialty niche, with a keen focus on service, including distribution, claims, underwriting, and risk control. They operate with autonomy and accountability, with the attendant benefits of diversification to manage risk. The portfolio of diverse specialty businesses is supported by a strong balance sheet, conservatively managed and reflected by an A+ rating from A.M. Best. ORI’s ongoing profitability and strong balance sheet has enabled the return of a record amount of capital to shareholders in recent years. With 7.5% insider ownership, ORI’s employees, officers, and directors are directly aligned with shareholder value creation.

Balance Sheet Metrics and Performance Statistics

	June 30,	December 31,
	2025	2024
Total investments	$16,169.5	$16,079.0
Total assets	29,255.7	27,843.1
Long-term debt	1,589.3	1,588.7
Shareholders' equity	6,185.6	5,618.9
Book value per share	25.14	22.84
Debt to equity ratio	25.7%	28.3%

Total assets at June 30, 2025 increased 5.1% since year-end 2024, including an increase of 0.6% in total investments from strong operating cash flows and higher valuations, partially offset by the return of excess capital, including the $496.1 special dividend paid during the first quarter 2025. Shareholders’ equity increased 10.1%, resulting in a debt to equity ratio of 25.7%. Book value per share increased 12.6% during the first six months of 2025, inclusive of cash dividends declared.

ORI’s growth in book value per share including dividends is one of the various markers of performance and strength, calculated as the sum of the annual change in book value per share plus cash dividends declared. As shown in the tables below, this amounts to 12.6% for the first six months of 2025, compared with 3.5% for the same period in 2024. The increase was primarily due to strong net operating income and higher gains from the investment portfolio. The primary drivers and total of ORI’s growth in book value are shown in the tables below.

Drivers of Growth in Book Value Including Dividends

	Six Months Ended
	June 30,
	2025	2024
Net operating income	7.4%	6.2%
Realized investment gains	0.5	1.6
Unrealized from changes in fair value of equity securities	3.5	(2.2)
Other	1.3	(2.1)
Total	12.6%	3.5%

Growth in Book Value Including Dividends

	Six Months Ended
	June 30,
	2025	2024
End of period book value	$25.14	$23.59
Less beginning of period book value	22.84	23.31
Change in book value	2.30	0.28
Dividend declared to shareholders	(0.58)	(0.53)
Total	$2.88	$0.81

Total from change in book value	10.1%	1.2%
Total from dividends declared to shareholders	2.5	2.3
Total growth in book value including dividends	12.6%	3.5%

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both June 30, 2025 and December 31, 2024, nearly all of the Company's investments consisted of marketable securities. The investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds, or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counter-party risk attributes. At June 30, 2025, the Company had no fixed income securities in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a)

	June 30,	December 31,
	2025	2024
Aaa	1.8%	18.0%
Aa	24.3	9.4
A	41.1	40.5
Baa	31.5	30.7
Total investment grade	98.7	98.6
Non-investment grade or non-rated issuers	1.3	1.4
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates, and Municipal issuers.
In the table above, the shift in credit quality for the quarter is largely due to the downgrade of U.S. Treasury Notes by several major credit rating agencies.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Fixed Income Securities

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Consumer, Cyclical	$66.3	$0.6	$1.1	$65.8
Basic Materials	43.5	0.8	0.4	44.0
Industrial	23.9	0.1	0.4	23.6
Energy	8.8	—	0.2	8.5
Other (includes three industry groups)	14.8	0.3	0.1	14.9
Total	$157.5	$1.9	$2.4	$157.0

Investment Grade Fixed Income Securities by Industry Concentration:
Utilities	$2,123.8	$37.2	$10.9	$2,150.0
Consumer, Non-cyclical	2,089.6	41.1	3.8	2,126.9
Government	2,015.8	9.8	30.9	1,994.8
Financial	1,582.4	32.8	3.1	1,612.1
Industrial	1,499.7	32.4	3.5	1,528.7
Consumer, Cyclical	960.1	18.5	0.8	977.9
Energy	656.4	11.0	3.5	663.8
Other (includes four industry groups)	1,125.1	22.9	2.2	1,145.7
Total	$12,053.3	$206.0	$59.1	$12,200.2

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Equity Securities

June 30, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities by Industry Concentration:
Consumer, Non-cyclical	$401.6	$239.6	$10.5	$630.7
Industrial	255.4	334.8	3.7	586.5
Utilities	385.8	181.8	7.5	560.1
Energy	138.0	81.4	—	219.5
Financial	61.9	99.3	—	161.3
Technology	50.5	94.6	—	145.2
Other (includes five industry groups)	129.2	135.7	0.5	264.4
Total	$1,422.8	$1,167.5	$22.4	$2,567.8

The Company's equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
June 30, 2025	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$807.8	$12.9	$4.0	$—
Due after one year through five years	1,506.6	40.1	32.7	1.4
Due after five years through ten years	852.4	29.6	23.7	0.9
Due after ten years	103.7	—	1.0	—
Total	$3,270.8	$82.7	$61.6	$2.4

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
June 30, 2025	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Income Securities:
One to six months	$0.6	$—	$—	$0.6
Seven to twelve months	11.6	—	—	11.6
More than twelve months	49.3	—	—	49.3
Total	$61.6	$—	$—	$61.6

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Age Distribution of Fixed Income Securities

	June 30,	December 31,
	2025	2024
Maturity Ranges:
Due in one year or less	11.2%	11.9%
Due after one year through five years	48.7	47.9
Due after five years through ten years	36.8	37.4
Due after ten years through fifteen years	3.2	2.7
Due after fifteen years	0.1	0.1
Total	100.0%	100.0%

Average Maturity in Years	4.6	4.5
Duration	3.9	3.8

The shift to fixed income securities with longer maturities is a result of continued asset-liability matching consideration.

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of June 30, 2025 implies that a 100-basis point parallel increase in interest rates from current levels would result in a decline in the fair value of the fixed income investment portfolio of approximately 3.9%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2024 statutory balances, the Company can receive up to $952.2 in ordinary dividends from its subsidiaries in 2025 without the prior approval of regulatory authorities, of which $348.7 has been received through June 30, 2025. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated cash dividend payments to shareholders, operating expenses, and the near-term capital needs of its operating subsidiaries.

Old Republic's total capitalization of $7,774.9 at June 30, 2025 consisted of debt of $1,589.3 and shareholders' equity of $6,185.6. Changes in the ORI shareholders' equity account reflect primarily net operating income, realized and unrealized gains (losses), dividend payments to shareholders, and share repurchases for the period then ended. At June 30, 2025, the Company's consolidated debt to equity ratio was 25.7%.

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

During the quarter, the Company returned total capital to shareholders of approximately $71.8 in dividends. For the first six months, total capital returned was $165.4, comprised of $140.2 in dividends and $25.2 of share repurchases (0.7 million shares at an average price of $34.11 per share). Following the close of the quarter and through July 31, 2025, the Company repurchased $18.0 of additional shares (0.4 million shares at an average price of $36.47 per share), leaving $188.1 remaining under the most recent authorization approved by the Company's Board of Directors in March 2024.

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

Old Republic's Specialty Insurance segment results can be affected by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors; general economic considerations, including the levels of investment yields, inflation rates, and the impacts of tariffs; periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, and work-related injuries; claims development and the impact on loss reserves; adequacy and availability of reinsurance; uncertainties in underwriting and pricing risks; and unanticipated external events. Old Republic's Title Insurance segment results can be affected by similar factors, and by changes in national and regional housing demand and values, the availability and cost of mortgage loans, and employment trends. Life and accident insurance earnings can be affected by the levels of employment and consumer spending, changes in mortality and health trends, and alterations in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income, the levels of investments held, and period-to-period variations in the costs of administering the Company's widespread operations. In addition, results could be particularly affected by technology and security breaches or failures, including cybersecurity incidents.

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

OLD REPUBLIC INTERNATIONAL CORPORATION

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

Old Republic's market risk exposures at June 30, 2025 have not materially changed from those identified in the Company's 2024 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2025, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans ($ in Millions)
April 1 - April 30, 2025	—	$—	0	$206.2
May 1 - May 31, 2025	—	$—	0	206.2
June 1 - June 30, 2025	—	$—	0	206.2
Total	—	$—	0	$206.2

(1) On March 1, 2024, the Company announced a share repurchase program authorizing the repurchase of up to $1.1 billion in shares of the Company's common stock. During the second quarter 2025, no shares were repurchased under this authorization.

Item 5 - Other Information

During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

Old Republic International Corporation
(Registrant)
Date:	August 1, 2025

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