Form 10-Q
period 2025-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2025-10-31
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	September 30, 2025
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at September 30, 2025 was 247,450,000.

There are 49 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2025

INDEX

		PAGE NO.

PART I - FINANCIAL INFORMATION:

ITEM 1 -	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 22

ITEM 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23 - 44

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45

ITEM 4 -	CONTROLS AND PROCEDURES	45

PART II - OTHER INFORMATION:

ITEM 1 -	LEGAL PROCEEDINGS	46

ITEM 1A -	RISK FACTORS	46

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46

ITEM 5 -	OTHER INFORMATION	46

ITEM 6 -	EXHIBITS	47

SIGNATURE		48

EXHIBIT INDEX		49

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Per Share Data)
		(Unaudited)
		September 30,	December 31,
		2025	2024
Assets
Investments:
Fixed income securities (at fair value) (amortized cost: $12,336.0 and $12,175.9)		$12,562.7	$12,091.5
Equity securities (at fair value) (cost: $1,454.2 and $1,410.7)		2,710.0	2,540.7
Short-term investments (at fair value which approximates cost)		1,452.5	1,403.7
Other investments		27.8	42.8
Total investments		16,753.1	16,079.0
Cash		242.5	201.9
Accrued investment income		126.4	127.9
Accounts and notes receivable		2,962.5	2,471.6
Federal income tax recoverable: Current		22.6	13.8
Reinsurance balances and funds held		388.2	423.1
Reinsurance recoverable: Paid loss and loss adjustment expenses		208.4	185.3
Loss and loss adjustment expense reserves		6,592.2	5,807.1
Unearned premium and policy reserves		1,279.4	921.6
Deferred policy acquisition costs		611.6	531.3
Other assets		1,064.6	1,080.2
Total assets		$30,252.0	$27,843.1
Liabilities and Equity
Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves		$14,815.2	$13,727.7
Unearned premiums		4,153.4	3,505.4
Other policyholders' benefits and funds held		181.6	174.0
Total policy liabilities		19,150.2	17,407.2
Commissions, expenses, fees, and taxes		552.3	547.5
Reinsurance balances and funds held		1,704.7	1,409.8
Federal income tax: Deferred		226.4	129.1
Debt		1,589.6	1,588.7
Other liabilities		589.3	1,141.6
Total liabilities		23,812.7	22,224.1
Equity:
Shareholders' Equity:
Preferred stock	($0.01 par value; 75,000,000 shares authorized; none issued)	—	—
Common stock ($1.00 par value; 500,000,000 shares authorized; 247,450,000 and 248,817,316 shares issued) (Class B - $1.00 par value; 100,000,000 shares authorized; none issued)		247.4	248.8
Additional paid-in capital		23.3	—
Retained earnings		6,037.9	5,519.7
Accumulated other comprehensive income (loss)		151.5	(102.4)
Unallocated 401(k) plan shares (at cost)		(37.3)	(47.1)
Treasury stock (at cost) (no shares outstanding)		—	—
Total shareholders' equity		6,422.8	5,618.9
Noncontrolling interests		16.3	—
Total equity		6,439.2	5,618.9
Total liabilities and equity		$30,252.0	$27,843.1

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Per Share Data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Net premiums earned	$2,018.6	$1,854.2	$5,728.3	$5,154.8
Title, escrow, and other fees	67.5	74.9	193.6	214.4
Total premiums and fees	2,086.2	1,929.2	5,922.0	5,369.3
Net investment income	182.6	171.0	524.9	502.7
Other income	50.7	43.7	147.5	133.0
Total operating revenues	2,319.6	2,144.0	6,594.5	6,005.1
Net investment gains (losses):
Realized from actual transactions and impairments	(6.0)	(13.1)	28.9	113.1
Unrealized from changes in fair value of
equity securities	110.7	210.8	123.4	111.1
Total net investment gains	104.7	197.7	152.4	224.3
Total revenues	2,424.3	2,341.7	6,746.9	6,229.4

Expenses:
Loss and loss adjustment expenses	852.3	809.4	2,451.0	2,235.6
Dividends to policyholders	4.5	6.5	14.2	19.4
Underwriting, acquisition, and other expenses	1,197.0	1,077.4	3,307.8	2,975.2
Interest and other charges	17.3	21.3	52.9	60.0
Total expenses	2,071.3	1,914.8	5,826.0	5,290.4
Income before income taxes	352.9	426.9	920.9	939.0

Income Taxes:
Current	54.1	40.6	154.8	146.0
Deferred	18.6	47.3	31.3	45.4
Total	72.8	88.0	186.1	191.4

Net Income:
Total net income	280.1	338.9	734.7	747.6
Net income attributable to noncontrolling interests	0.5	—	5.6	—
Net Income to Shareholders	$279.5	$338.9	$729.0	$747.6

Net Income Per Share:
Basic	$1.14	$1.35	$2.98	$2.86
Diluted	$1.11	$1.32	$2.91	$2.81

Average shares outstanding: Basic	245,291,737	251,640,055	244,875,480	261,549,794
Diluted	251,319,768	256,862,595	250,961,992	266,094,713

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total Net Income As Reported	$280.1	$338.9	$734.7	$747.6

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized gains before reclassifications	74.6	368.1	303.0	226.6
Amounts reclassified as net realized investment
losses in the statements of income	5.7	13.1	9.7	81.1
Pretax unrealized gains on investments	80.4	381.2	312.7	307.7
Deferred income taxes	16.9	80.4	65.8	65.0
Net unrealized gains on investments	63.5	300.7	246.9	242.6
Foreign currency translation adjustment and other	(3.7)	2.1	7.0	(4.0)
Total other comprehensive income	59.7	302.8	253.9	238.6
Total Comprehensive Income	339.8	641.8	988.7	986.2
Comprehensive income attributable to
noncontrolling interests	0.5	—	5.6	—
Comprehensive Income to Shareholders	$339.2	$641.8	$983.0	$986.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Equity (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$248.4	$258.4	$248.8	$278.3
Dividend reinvestment plan	—	—	—	—
Stock-based compensation	0.1	0.1	0.4	0.2
Treasury stock restored to unissued status	(1.1)	(5.0)	(1.9)	(25.1)
Balance, end of period	$247.4	$253.5	$247.4	$253.5

Additional Paid-in Capital:
Balance, beginning of period	$32.1	$105.1	$—	$678.7
Dividend reinvestment plan	0.3	0.3	3.0	0.9
Stock-based compensation	5.7	4.9	17.0	16.2
401(k) plan shares released	3.7	2.2	10.6	5.6
Treasury stock restored to unissued status	(18.6)	(112.6)	(30.7)	(701.5)
Other - net	—	—	23.3	—
Balance, end of period	$23.3	$—	$23.3	$—

Retained Earnings:
Balance, beginning of period	$5,853.8	$5,912.3	$5,519.7	$5,644.3
Net income to shareholders	279.5	338.9	729.0	747.6
Dividends on common shares	(71.4)	(66.9)	(211.6)	(207.6)
Treasury stock restored to unissued status	(23.9)	(48.8)	(36.3)	(48.8)
Other changes	—	—	37.2	—
Balance, end of period	$6,037.9	$6,135.4	$6,037.9	$6,135.4

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$91.7	$(196.6)	$(102.4)	$(132.4)
Net unrealized gains on securities, net of tax	63.5	300.7	246.9	242.6
Foreign currency translation adjustment and other	(3.7)	2.1	7.0	(4.0)
Balance, end of period	$151.5	$106.2	$151.5	$106.2

Unallocated 401(k) Plan Shares:
Balance, beginning of period	$(40.6)	$(52.6)	$(47.1)	$(58.2)
401(k) plan shares released	3.2	2.7	9.7	8.3
Balance, end of period	$(37.3)	$(49.9)	$(37.3)	$(49.9)

Treasury Stock:
Balance, beginning of period	$—	$—	$—	$—
Common stock repurchases	(43.7)	(166.5)	(69.0)	(775.5)
Restored to unissued status	43.7	166.5	69.0	775.5
Other changes	—	—	—	—
Balance, end of period	$—	$—	$—	$—

Noncontrolling Interests:
Balance, beginning of period	$17.9	$—	$—	$—
Net income attributable to noncontrolling interests	0.5	—	5.6	—
Net effect of changes in ownership and other	(2.1)	—	10.7	—
Balance, end of period	$16.3	$—	$16.3	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Total net income	$734.7	$747.6
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(80.2)	(87.5)
Accounts and notes receivable	(458.9)	(438.8)
Loss and loss adjustment expense reserves	284.4	269.7
Unearned premiums and other policyholders' liabilities	287.3	366.8
Federal income taxes	16.6	29.4
Reinsurance balances and funds held	307.0	248.5
Realized investment gains from actual transactions and impairments	(28.9)	(113.1)
Unrealized investment gains from changes in fair value
of equity securities	(123.4)	(111.1)
Other - net	(9.0)	(39.7)
Total	929.4	871.7

Cash flows from investing activities:
Maturities and calls of fixed income securities	1,161.1	1,244.6
Sales of:
Fixed income securities	706.4	1,342.2
Equity securities	182.1	298.3
Other investments	3.6	6.4
Purchases of:
Fixed income securities	(1,906.8)	(2,613.1)
Equity securities	(109.0)	—
Other investments	(92.4)	(68.7)
Proceeds from sale of subsidiaries	—	136.6
Net increase in short-term investments	(40.8)	(303.4)
Other - net	2.3	(1.2)
Total	(93.5)	41.7

Cash flows from financing activities:
Issuance of debentures and notes	—	395.9
Issuance of common shares	3.2	1.7
Dividends on common shares	(711.8)	(207.0)
Repurchase of common stock	(68.6)	(767.8)
Other - net	(17.9)	(10.4)
Total	(795.2)	(587.7)

Increase (decrease) in cash including balances classified as
held-for-sale:	40.6	325.7
Increase in cash balances classified as held-for-sale	—	(3.3)
Cash, beginning of period	201.9	202.8
Cash, end of period	$242.5	$525.2

Supplemental cash flow information:
Cash paid during the period for: Interest	$56.8	$64.8
Income taxes	$171.4	$161.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Per Share Data)

Old Republic International Corporation is a Chicago-based holding company engaged in the business of insurance underwriting and related services. It conducts its operations primarily through a number of regulated insurance company subsidiaries, or operating companies, organized into two segments: Specialty Insurance and Title Insurance. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. The results of the Republic Financial Indemnity Group (RFIG) Run-off business, previously a reportable segment, are deemed immaterial and reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with the results of a small life and accident insurance business. Prior period amounts have been reclassified whenever appropriate to reflect the change in reportable segments. "Old Republic" or "the Company" refers to Old Republic International Corporation, its subsidiaries, and any variable interest entities that meet the requirements for consolidation, as the context requires.

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

The requirements are effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 and can be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of this disclosure-only guidance.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software which clarifies and modernizes accounting for costs related to internal-use software to better align with current software development practices, including agile methodologies. The new standard removes all references to software development project stages, clarifies threshold requirements to begin capitalizing costs, and provides guidance on how to evaluate whether the probable-to-complete threshold has been met. Under this new guidance, an entity will be required to capitalize software costs when both:

•Management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project, and
•It is probable that the project will be completed and the software will be used to perform the function intended.

The requirements are effective for interim and annual periods in fiscal years beginning after December 15, 2027, and can be applied on a prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact of this guidance.

Investments - The Company classifies its fixed income securities as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale, or (3) has the intention of trading. The Company's fixed income portfolio is classified as available for sale as of September 30, 2025 and December 31, 2024.

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

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At September 30, 2025, the Company and its subsidiaries do not have significant amounts of non-income producing securities.

Investment gains and losses, which result from sales or write-downs of securities, are reflected as net investment gains (losses) in the income statement and are determined on the basis of amortized cost at the date of sale for fixed income securities, and cost for equity securities, with such bases applying to the specific securities sold.

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

Loss and Loss Adjustment Expense Reserves - The establishment of loss reserves by the Company's operating companies is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims; continually evolving and changing legal theories from the judicial system; recurring accounting, statistical, and actuarial studies; the professional experience and expertise of the Company's claim departments' personnel, attorneys, and independent claim adjusters; ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, and work-related injuries; and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of: the opinions of a large number of persons; the application and interpretation of historical precedent and trends; expectations as to future developments; and management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

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

Employee Benefit Plans - The Company has a closed pension plan (the Plan) for certain employees under which benefits were frozen as of December 31, 2013. The funded status of the Plan is recognized as a net pension asset or liability, as applicable, with offsetting entries reflected as a component of shareholders' equity in accumulated other comprehensive income, net of deferred taxes. The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of employees.

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

Noncontrolling Interests - Noncontrolling interests represent the portions of equity not attributable, directly or indirectly, to Old Republic.

Note 2 - Investments

The amortized cost and fair values by type and contractual maturity of fixed income securities are shown in the following tables. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities by Type:
September 30, 2025:
Government & Agency	$1,838.7	$13.4	$25.8	$1,826.4
Municipal	101.5	—	—	101.5
Corporate	10,395.6	258.1	19.0	10,634.7
	$12,336.0	$271.6	$44.9	$12,562.7

December 31, 2024:
Government & Agency	$1,950.5	$2.7	$61.3	$1,891.9
Municipal	319.6	—	1.6	317.9
Corporate	9,905.8	76.7	100.8	9,881.7
	$12,175.9	$79.4	$163.8	$12,091.5

	Amortized Cost	Fair Value
Fixed Income Securities Stratified by Contractual Maturity at September 30, 2025:
Due in one year or less	$1,444.8	$1,445.7
Due after one year through five years	5,789.0	5,867.2
Due after five years through ten years	4,692.7	4,833.8
Due after ten years	409.3	415.8
	$12,336.0	$12,562.7

The following table reflects the Company's gross unrealized losses and fair value of fixed income securities, aggregated by category and length of time that individual securities have been in an unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025:
Fixed Income Securities:
Government & Agency	$155.8	$0.9	$665.0	$24.8	$820.9	$25.8
Municipal	15.8	—	49.1	—	64.9	—
Corporate	598.2	3.1	959.5	15.8	1,557.7	19.0
	$769.8	$4.1	$1,673.7	$40.8	$2,443.5	$44.9

December 31, 2024:
Fixed Income Securities:
Government & Agency	$678.0	$17.9	$679.2	$43.4	$1,357.3	$61.3
Municipal	14.4	—	289.2	1.6	303.6	1.6
Corporate	3,683.0	57.1	1,763.2	43.6	5,446.2	100.8
	$4,375.5	$75.0	$2,731.7	$88.7	$7,107.2	$163.8

In the above tables, the unrealized losses on fixed income securities are deemed to reflect changes in the interest rate environment. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. There were no impairment losses on fixed income securities in the third quarter or first nine months of 2025 or 2024. The Company's allowance for credit losses was $1.6 as of both September 30, 2025 and December 31, 2024.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025	$1,454.2	$1,281.7	$25.9	$2,710.0
December 31, 2024	$1,410.7	$1,148.6	$18.6	$2,540.7

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of September 30, 2025 and December 31, 2024.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of September 30, 2025:	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government & Agency	$1,637.8	$188.5	$—	$1,826.4
Municipal	—	101.5	—	101.5
Corporate	—	10,625.2	9.4	10,634.7
Equity securities	2,707.7	—	2.2	2,710.0
Short-term investments	$1,452.5	$—	$—	$1,452.5

As of December 31, 2024:
Fixed income securities:
Government & Agency	$1,652.7	$239.1	$—	$1,891.9
Municipal	—	317.9	—	317.9
Corporate	—	9,862.2	19.4	9,881.7
Equity securities	2,538.5	—	2.1	2,540.7
Short-term investments	$1,403.7	$—	$—	$1,403.7

There were no transfers between Levels 1, 2, or 3 during the quarter or nine months ended September 30, 2025.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net investment income:
Fixed income securities	$144.1	$130.7	$424.0	$385.5
Equity securities	20.8	19.6	62.6	59.7
Short-term investments	13.6	21.4	37.5	58.3
Other investments (a)	9.6	5.8	17.2	20.8
Gross investment income	188.2	177.7	541.4	524.3
Investment expenses (a)	5.6	6.6	16.5	21.6
Net investment income	$182.6	$171.0	$524.9	$502.7

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$1.3	$—	$3.5	$2.0
Losses	(0.8)	(13.2)	(6.6)	(83.1)
Net	0.5	(13.1)	(3.0)	(81.1)
Equity securities:
Gains	0.7	—	52.2	199.7
Losses	(1.0)	—	(13.5)	—
Net	(0.2)	—	38.7	199.7
Other investments, net	(2.5)	—	(2.8)	—
Total realized from actual transactions	(2.2)	(13.1)	32.7	118.6
From impairments	(3.8)	—	(3.8)	(5.4)
From unrealized changes in fair value of equity securities	110.7	210.8	123.4	111.1
Total realized and unrealized investment gains	104.7	197.7	152.4	224.3
Current and deferred income taxes	21.9	41.5	31.1	46.7
Net of tax realized and unrealized investment gains	$82.7	$156.1	$121.3	$177.6

Changes in unrealized investment gains
reflected directly in shareholders' equity:
Fixed income securities	$80.4	$380.1	$311.0	$306.2
Less: Deferred income taxes	16.9	80.2	65.5	64.7
	63.5	299.8	245.5	241.4

Other investments	—	1.0	1.7	1.5
Less: Deferred income taxes	—	0.2	0.3	0.3
	—	0.8	1.3	1.2
Net changes in unrealized investment gains,
net of tax	$63.5	$300.7	$246.9	$242.6
_________

(a) Includes interest on funds held.

For the quarter, changes in the fair value of equity securities still held at September 30, 2025 and 2024 were $111.2 and $210.8, respectively. For the first nine months, changes in the fair value of equity securities still held at September 30, 2025 and 2024 were $175.8 and $308.1, respectively.

Note 3 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	Nine Months Ended
	September 30,
	2025	2024
Gross reserves at beginning of period	$13,727.7	$12,538.2
Less: Reinsurance losses recoverable	5,807.1	4,977.7
Net reserves at beginning of period:
Specialty Insurance	7,341.5	6,955.2
Title Insurance	572.7	598.5
Other	6.4	6.6
Subtotal	7,920.6	7,560.4
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
Specialty Insurance	2,515.5	2,263.2
Title Insurance	72.2	66.3
Other	5.1	5.4
Subtotal	2,592.9	2,335.1
Change in provision for insured events of prior years:
Specialty Insurance	(123.0)	(76.9)
Title Insurance	(15.5)	(19.2)
Other	(2.5)	(0.8)
Subtotal	(141.1)	(97.1)
Total incurred loss and loss adjustment expenses	2,451.8	2,238.0
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
Specialty Insurance	734.6	670.4
Title Insurance	6.2	5.5
Other	2.4	2.2
Subtotal	743.2	678.1
Loss and loss adjustment expenses attributable to
insured events of prior years:
Specialty Insurance	1,348.0	1,239.3
Title Insurance	55.6	43.4
Other	2.5	2.0
Subtotal	1,406.2	1,284.7
Total payments	2,149.5	1,962.9
Net reserves at end of period:
Specialty Insurance	7,651.3	7,231.8
Title Insurance	567.5	596.6
Other	3.9	6.9
Subtotal	8,222.9	7,835.5
Reinsurance losses recoverable	6,592.2	5,702.2
Gross reserves at end of period	$14,815.2	$13,537.7

The 2025 change in provision for insured events of prior years reflects favorable prior year loss reserve development for all groups shown. For the first nine months of 2025, Specialty Insurance experienced significant favorable development from accident years 2011 through 2021. This was partially offset by unfavorable development in accident years 2022 and 2023. Net favorable development came predominantly from workers' compensation, commercial auto, and property lines, partially offset by a much smaller amount of unfavorable development in general liability. For Title Insurance, favorable development experienced during the first nine months of 2025 occurred largely within the 2020 to 2022 years.

The 2024 change in provision for insured events of prior years reflects favorable prior year loss reserve development for all groups shown. For the first nine months of 2024, Specialty Insurance experienced favorable development from accident years 2011 through 2020. This was partially offset by unfavorable development in years prior to 2011 and in years 2021 through 2023, which are less developed years on which the Company is less likely to act on early indications of favorable development. Net favorable development came predominately from workers'

compensation, commercial auto, and property lines, partially offset by unfavorable development within general liability and transactional risk coverages (included within financial indemnity). For Title Insurance, favorable development experienced during the first nine months of 2024 occurred largely within the 2019 to 2021 years.

Note 4 - Income Taxes

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve-month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. The Company classifies interest and penalties as income tax expense in the consolidated statements of income. The Company is not currently under audit by the Internal Revenue Service (IRS), and effective with the filing of the Company's consolidated federal tax return on October 14, 2025, 2022 and subsequent tax years remain open.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income to shareholders	$279.5	$338.9	$729.0	$747.6
Denominator:
Basic weighted-average shares (a)	245,291,737	251,640,055	244,875,480	261,549,794
Effect of dilutive securities - stock-based
compensation awards	6,028,031	5,222,540	6,086,512	4,544,919
Diluted adjusted weighted-average shares (a)	251,319,768	256,862,595	250,961,992	266,094,713
Earnings per share: Basic	$1.14	$1.35	$2.98	$2.86
Diluted	$1.11	$1.32	$2.91	$2.81

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock-based compensation awards	1,010,039	—	1,010,039	1,314,779
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

The Company's credit allowance was comprised of $23.0 and $22.0 related to reinsurance recoverables as of September 30, 2025 and December 31, 2024, respectively, and $31.8 and $30.2 related to accounts and notes receivable as of September 30, 2025 and December 31, 2024, respectively.

The Company's evaluation of credit losses on available for sale fixed income securities is discussed further in Note 2. The Company is not exposed to material concentrations of credit risks as to any one issuer of fixed income securities. Refer to additional discussion of credit risk in the Company's 2024 Annual Report on Form 10-K under Item 1A - Risk Factors.

Note 7 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes:
3.875% issued in 2016 and due 2026	$549.4	$547.9	$549.0	$541.4
5.750% issued in 2024 and due 2034	396.5	417.5	396.2	401.3
3.850% issued in 2021 and due 2051	643.6	471.6	643.4	458.0
Total debt	$1,589.6	$1,437.1	$1,588.7	$1,400.7

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt, all of which is classified within Level 2 of the fair value hierarchy described in Note 2.

Note 8 - Common Stock Repurchases

On March 1, 2024, the Company announced that the Board of Directors authorized a $1.1 billion share repurchase program (the 2024 authorization). Total share repurchases, inclusive of taxes and fees, under this program for the third quarter and first nine months of 2025 were 1.1 million shares for $43.7 (average price of $36.96) and 1.9 million shares for $69.0 (average price of $35.86), respectively, leaving $162.4 remaining under the 2024 authorization. Following the close of the quarter and through October 30, 2025, the Company repurchased 0.1 million additional shares for $5.5 (average price of $39.46) leaving $156.9 remaining under the 2024 authorization.

On August 19, 2025, the Company announced that the Board of Directors authorized a $750.0 share repurchase program, which will commence immediately following the completion of the 2024 authorization, resulting in a cumulative $906.9 remaining under current authorizations.

Note 9 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim and related service matters associated with insurance policies and contracts issued by its operating companies. At September 30, 2025, the Company had no material non-claim and related service litigation exposures in its consolidated business.

Note 10 - Segment Information

The Company is engaged in the business of insurance underwriting and related services. It conducts its operations primarily through a number of regulated insurance company subsidiaries, or operating companies, organized into two segments: Specialty Insurance and Title Insurance. The Company's reportable segments are strategic business units that offer different types of insurance that are managed separately because the nature of each varies from a customer, distribution, and economic perspective. The results of the RFIG Run-off business, previously a reportable segment, are deemed immaterial and reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with the results of a small life and accident insurance business.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

Specialty Insurance provides property and liability insurance primarily to commercial clients. Commercial auto is the largest type of coverage underwritten by Specialty Insurance, accounting for 42.5% and 42.0% of the segment's net premiums earned in the third quarter and first nine months of 2025, respectively. The remaining premiums written by Specialty Insurance are derived largely from a wide variety of coverages, including workers' compensation, property, general liability, general aviation, directors' and officers' indemnity, fidelity and surety indemnities, and home and auto warranties. Upon closing, the Company plans to report its recently announced acquisition, Everett Cash Mutual Insurance Co. and affiliated companies, which remains subject to regulatory and policyholder approval, within the Specialty Insurance segment.

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

The contributions of Old Republic's reportable segments to consolidated totals are shown in the following tables.

Quarter Ended September 30, 2025:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$1,481.1	$699.5	$2.2	$—	$2,182.9
Net premiums earned	1,316.8	699.5	2.3	—	2,018.6
Title, escrow, and other fees	—	67.5	—	—	67.5
Total premiums and fees	1,316.8	767.0	2.3	—	2,086.2
Other income	50.6	0.1	—	—	50.7

Expenses (b):
Loss and loss adjustment expenses	831.4	20.3	0.5	—	852.3
Dividends to policyholders	4.5	—	—	—	4.5
Underwriting, acquisition, and other expenses:
Commissions	180.9	489.6	0.3	—	670.9
Insurance taxes, licenses, and fees	56.1	11.6	0.2	—	68.0
Subtotal	237.1	501.3	0.6	—	739.0
General expenses	225.1	217.6	15.1	—	457.9
Total underwriting, acquisition, and
other expenses	462.2	719.0	15.7	—	1,197.0
Segment underwriting income (loss)	69.2	27.8	(14.0)	—	83.0
Add: Net investment income	154.6	17.6	26.4	(16.1)	182.6
Less: Interest and other charges	16.1	(0.2)	17.6	(16.1)	17.3
Segment pretax operating income (loss)	207.7	45.7	(5.2)	—	248.2
Income taxes (credits) on above	42.4	9.5	(1.1)	—	50.8
Net income (loss) excluding investment gains	$165.2	$36.1	$(4.1)	$—	197.3
Consolidated pretax investment gains (losses):
Realized from actual transactions and
impairments					(6.0)
Unrealized from changes in fair value of
equity securities					110.7
Income taxes (credits) on above					21.9
Net of tax investment gains					82.7
Total net income					280.1
Net income attributable to noncontrolling interests					0.5
Net income to shareholders					$279.5

Segment and consolidated combined ratio	94.8%	96.4%			95.3%
__________

(a)    Includes intercompany financing arrangements for which interest charges were $16.1 for the quarter ended September 30, 2025.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

Quarter Ended September 30, 2024:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$1,386.1	$633.6	$2.1	$—	$2,021.9
Net premiums earned	1,218.5	633.6	2.1	—	1,854.2
Title, escrow, and other fees	—	74.9	—	—	74.9
Total premiums and fees	1,218.5	708.5	2.1	—	1,929.2
Other income	43.7	—	—	—	43.7

Expenses (b):
Loss and loss adjustment expenses	788.2	19.6	1.5	—	809.4
Dividends to policyholders	6.5	—	—	—	6.5
Underwriting, acquisition, and other expenses:
Commissions	159.6	439.0	—	—	598.8
Insurance taxes, licenses, and fees	43.7	10.3	0.2	—	54.2
Subtotal	203.4	449.4	0.2	—	653.1
General expenses	191.7	215.6	16.8	—	424.3
Total underwriting, acquisition, and
other expenses	395.2	665.1	17.1	—	1,077.4
Segment underwriting income (loss)	72.1	23.8	(16.5)	—	79.4
Add: Net investment income	139.9	15.9	30.8	(15.6)	171.0
Less: Interest and other charges	14.7	(0.4)	22.6	(15.6)	21.3
Segment pretax operating income (loss)	197.3	40.2	(8.3)	—	229.2
Income taxes (credits) on above	39.8	8.6	(2.0)	—	46.4
Net income (loss) excluding investment gains	$157.4	$31.5	$(6.2)	$—	182.7
Consolidated pretax investment gains (losses):
Realized from actual transactions and
impairments					(13.1)
Unrealized from changes in fair value of
equity securities					210.8
Income taxes (credits) on above					41.5
Net of tax investment gains					156.1
Total net income					338.9
Net income attributable to noncontrolling interests					—
Net income to shareholders					$338.9

Segment and consolidated combined ratio	94.0%	96.7%			95.0%
__________

(a)    Includes intercompany financing arrangements for which interest charges were $15.6 for the quarter ended September 30, 2024.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

Nine Months Ended September 30, 2025:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$4,114.3	$1,876.3	$8.4	$—	$5,999.1
Net premiums earned	3,845.0	1,876.3	6.9	—	5,728.3
Title, escrow, and other fees	—	193.6	—	—	193.6
Total premiums and fees	3,845.0	2,070.0	6.9	—	5,922.0
Other income	147.1	0.4	—	—	147.5

Expenses (b):
Loss and loss adjustment expenses	2,392.4	56.7	1.8	—	2,451.0
Dividends to policyholders	14.2	—	—	—	14.2
Underwriting, acquisition, and other expenses:
Commissions	468.9	1,295.1	0.6	—	1,764.8
Insurance taxes, licenses, and fees	149.0	30.2	1.8	—	181.1
Subtotal	618.0	1,325.4	2.4	—	1,945.9
General expenses	652.0	665.7	44.0	—	1,361.8
Total underwriting, acquisition, and
other expenses	1,270.0	1,991.1	46.5	—	3,307.8
Segment underwriting income (loss)	315.3	22.5	(41.4)	—	296.4
Add: Net investment income	454.6	51.7	66.7	(48.2)	524.9
Less: Interest and other charges	48.3	(0.1)	52.9	(48.2)	52.9
Segment pretax operating income (loss)	721.7	74.4	(27.6)	—	768.4
Income taxes (credits) on above	147.2	15.5	(7.7)	—	155.0
Net income (loss) excluding investment gains	$574.5	$58.8	$(19.9)	$—	613.4
Consolidated pretax investment gains:
Realized from actual transactions and
impairments					28.9
Unrealized from changes in fair value of
equity securities					123.4
Income taxes on above					31.1
Net of tax investment gains					121.3
Total net income					734.7
Net income attributable to noncontrolling interests					5.6
Net income to shareholders					$729.0

Segment and consolidated combined ratio	91.8%	98.9%			94.2%
__________

(a)    Includes intercompany financing arrangements for which interest charges were $48.2 for the nine months ended September 30, 2025.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

Nine Months Ended September 30, 2024:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$3,790.5	$1,702.9	$12.0	$—	$5,505.5
Net premiums earned	3,439.8	1,702.9	12.0	—	5,154.8
Title, escrow, and other fees	—	214.4	—	—	214.4
Total premiums and fees	3,439.8	1,917.4	12.0	—	5,369.3
Other income	132.5	0.5	—	—	133.0

Expenses (b):
Loss and loss adjustment expenses	2,186.3	47.0	2.2	—	2,235.6
Dividends to policyholders	19.4	—	—	—	19.4
Underwriting, acquisition, and other expenses:
Commissions	404.4	1,170.0	0.1	—	1,574.6
Insurance taxes, licenses, and fees	125.3	27.3	1.3	—	153.9
Subtotal	529.8	1,197.3	1.4	—	1,728.6
General expenses	573.7	632.9	40.0	—	1,246.6
Total underwriting, acquisition, and
other expenses	1,103.5	1,830.2	41.4	—	2,975.2
Segment underwriting income (loss)	263.1	40.6	(31.6)	—	272.0
Add: Net investment income	403.9	47.1	99.6	(48.0)	502.7
Less: Interest and other charges	46.7	(0.9)	62.2	(48.0)	60.0
Segment pretax operating income	620.3	88.6	5.7	—	714.7
Income taxes (credits) on above	126.4	18.6	(0.3)	—	144.7
Net income excluding investment gains	$493.8	$70.0	$6.0	$—	570.0
Consolidated pretax investment gains:
Realized from actual transactions and
impairments					113.1
Unrealized from changes in fair value of
equity securities					111.1
Income taxes on above					46.7
Net of tax investment gains					177.6
Total net income					747.6
Net income attributable to noncontrolling interests					—
Net income to shareholders					$747.6

Segment and consolidated combined ratio	92.3%	97.9%			94.3%
__________

(a)    Includes intercompany financing arrangements for which interest charges were $48.0 for the nine months ended September 30, 2024.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

	September 30,	December 31,
	2025	2024
Consolidated Assets:
Specialty Insurance	$27,190.8	$24,563.2
Title Insurance	1,936.9	1,915.8
Total assets of Company segments	29,127.7	26,479.1
Corporate & Other (a)	1,299.2	1,532.4
Consolidation elimination adjustments (b)	(175.0)	(168.4)
Consolidated assets	$30,252.0	$27,843.1
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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Nine Months Ended September 30, 2025 and 2024
($ in Millions, Except Per Share Data)

OVERVIEW

This management discussion and analysis of financial condition and results of operations pertains to the consolidated accounts of Old Republic International Corporation, its subsidiaries, and any variable interest entities that meet the requirements for consolidation (collectively, "Old Republic", "ORI", or "the Company"). The Company conducts its operations primarily through a number of regulated insurance company subsidiaries, or operating companies, organized into two segments: Specialty Insurance and Title Insurance. The Republic Financial Indemnity Group (RFIG) Run-off business through the effective date of its sale of May 31, 2024 and a small life and accident insurance business, together accounting for 0.1% of consolidated operating revenues for the nine months ended September 30, 2025 and 0.4% of consolidated assets as of that date, are included within the Corporate & Other caption of this report.

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

The insurance business is distinguished from most others in that the prices (premiums) charged for most products are set without knowing what the ultimate loss costs will be. The Company also cannot know exactly when claims will be paid, which may be many years after a policy was issued or expired. This casts Old Republic as a risk-taking enterprise managed for the long run. Old Republic therefore conducts its business with a primary focus on achieving favorable underwriting results over cycles, and on maintaining a sound financial condition to support its operating companies' long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. In addition, management engages in an ongoing assessment of operating risks that could adversely affect the Company's business and reputation.

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

Old Republic International Corporation reported the following results for the third quarter of 2025:

•Net income of $279.5, compared to $338.9 last year.
•Net income excluding investment gains (losses) (net operating income) of $196.7, compared to $182.7 last year.
•Net operating income per diluted share of $0.78, compared to $0.71 last year.
•Consolidated net premiums and fees earned of $2.1 billion, an increase of 8.1% over last year.
•Net investment income of $182.6, an increase of 6.7% over last year.
•Consolidated combined ratio of 95.3%, compared to 95.0% last year.
•Favorable loss reserve development of 2.5 points, compared to 1.3 points last year.
•Book value per share of $26.19, inclusive of cash dividends declared, up 18.5% since year-end 2024.
•Annualized operating return on equity of 14.4%.
•Total capital returned to shareholders of $115.

OVERALL RESULTS ATTRIBUTABLE TO SHAREHOLDERS

	Quarters Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net income	$279.5	$338.9		$729.0	$747.6
Net of tax investment gains	82.7	156.1		121.3	177.6
Net income excluding investment gains	$196.7	$182.7	7.7%	$607.7	$570.0	6.6%

Combined ratio	95.3%	95.0%		94.2%	94.3%

PER DILUTED SHARE ATTRIBUTABLE TO SHAREHOLDERS

	Quarters Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net income	$1.11	$1.32		$2.91	$2.81
Net of tax investment gains	0.33	0.61		0.49	0.67
Net income excluding investment gains	$0.78	$0.71	9.9%	$2.42	$2.14	13.1%

SHAREHOLDERS' EQUITY (BOOK VALUE)

		Sep. 30,	Dec. 31,
		2025	2024	% Change
Total		$6,422.8	$5,618.9	14.3%
Per common share		$26.19	$22.84	14.7%

Old Republic's business is managed for the long run. In this context, management's key objectives are to achieve highly profitable operating results over the long term, and to ensure balance sheet strength for the operating companies' obligations. Although Generally Accepted Accounting Principles (GAAP) uses net income as the measure of total profitability, management uses net income excluding net investment gains (losses) (net operating income), a non-GAAP financial measure, in its evaluation of periodic and long-term results.

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

FINANCIAL HIGHLIGHTS
	Quarters Ended September 30,			Nine Months Ended September 30,
SUMMARY INCOME STATEMENTS:	2025	2024	% Change	2025	2024	% Change
Revenues:
Net premiums and fees earned	$2,086.2	$1,929.2	8.1%	$5,922.0	$5,369.3	10.3%
Net investment income	182.6	171.0	6.7	524.9	502.7	4.4
Other income	50.7	43.7	15.8	147.5	133.0	10.9
Total operating revenues	2,319.6	2,144.0	8.2	6,594.5	6,005.1	9.8
Net investment gains (losses):
Realized from actual transactions and
impairments	(6.0)	(13.1)		28.9	113.1
Unrealized from changes in fair value of
equity securities	110.7	210.8		123.4	111.1
Total net investment gains	104.7	197.7		152.4	224.3
Total revenues	2,424.3	2,341.7		6,746.9	6,229.4
Operating expenses:
Loss and loss adjustment expenses	856.9	816.0	5.0	2,465.3	2,255.0	9.3
Underwriting, acquisition, and other expenses	1,197.0	1,077.4	11.1	3,307.8	2,975.2	11.2
Interest and other expenses	17.3	21.3	(18.4)	52.9	60.0	(11.9)
Total expenses	2,071.3	1,914.8	8.2%	5,826.0	5,290.4	10.1%
Pretax income	352.9	426.9		920.9	939.0
Income taxes	72.8	88.0		186.1	191.4
Total net income	280.1	338.9		734.7	747.6
Net income attributable to noncontrolling interests	0.5	—		5.6	—
Net income attributable to shareholders	$279.5	$338.9		$729.0	$747.6

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income excluding investment gains (losses)	$0.80	$0.73	9.6%	$2.48	$2.18	13.8%
Net investment gains (losses):
Realized investment gains (losses)	(0.02)	(0.04)		0.09	0.34
Unrealized from changes in fair value of
equity securities	0.36	0.66		0.41	0.34
Basic net income	$1.14	$1.35		$2.98	$2.86

Diluted net income excluding investment gains (losses)	$0.78	$0.71	9.9%	$2.42	$2.14	13.1%
Net investment gains (losses):
Realized investment gains (losses)	(0.02)	(0.04)		0.09	0.34
Unrealized from changes in fair value of
equity securities	0.35	0.65		0.40	0.33
Diluted net income	$1.11	$1.32		$2.91	$2.81

Cash dividends declared on common stock	$0.290	$0.265	9.4%	$0.870	$0.795	9.4%

The information presented in the following table highlights the most meaningful indicators of Old Republic's segmented and consolidated financial performance. The information underscores the performance of the Company's operating companies, as well as the sound investment of their capital and underwriting cash flows.

Sources of Consolidated Income
	Quarters Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net premiums and fees earned:
Specialty Insurance	$1,316.8	$1,218.5	8.1%	$3,845.0	$3,439.8	11.8%
Title Insurance	767.0	708.5	8.3	2,070.0	1,917.4	8.0
Corporate & Other	2.3	2.1	8.8	6.9	12.0	(42.5)
Consolidated	$2,086.2	$1,929.2	8.1%	$5,922.0	$5,369.3	10.3%

Underwriting income (loss): (a)
Specialty Insurance	$69.2	$72.1	(4.1)%	$315.3	$263.1	19.9%
Title Insurance	27.8	23.8	16.7	22.5	40.6	(44.4)
Corporate & Other	(14.0)	(16.5)	14.9	(41.4)	(31.6)	(30.9)
Consolidated	$83.0	$79.4	4.4%	$296.4	$272.0	9.0%

Consolidated combined ratio:
Loss ratio:
Current year	43.6%	43.6%		44.0%	43.9%
Prior years	(2.5)	(1.3)		(2.4)	(1.9)
Total	41.1	42.3		41.6	42.0
Expense ratio	54.2	52.7		52.6	52.3
Combined ratio	95.3%	95.0%		94.2%	94.3%

Net investment income:
Specialty Insurance	$154.6	$139.9	10.5%	$454.6	$403.9	12.5%
Title Insurance	17.6	15.9	10.7	51.7	47.1	9.7
Corporate & Other	10.3	15.2	(32.3)	18.5	51.6	(64.1)
Consolidated	$182.6	$171.0	6.7%	$524.9	$502.7	4.4%

Interest and other expenses (income):
Specialty Insurance	$16.1	$14.7		$48.3	$46.7
Title Insurance	(0.2)	(0.4)		(0.1)	(0.9)
Corporate & Other (b)	1.5	6.9		4.7	14.1
Consolidated	$17.3	$21.3	(18.4)%	$52.9	$60.0	(11.9)%

Pretax income excluding investment gains (losses):
Specialty Insurance	$207.7	$197.3	5.3%	$721.7	$620.3	16.3%
Title Insurance	45.7	40.2	13.7	74.4	88.6	(16.1)
Corporate & Other	(5.2)	(8.3)	36.4	(27.6)	5.7	N/M
Consolidated	248.2	229.2	8.3%	768.4	714.7	7.5%
Income taxes	50.8	46.4		155.0	144.7
Net income excluding investment
gains (losses)	197.3	182.7	8.0%	613.4	570.0	7.6%
Consolidated pretax investment gains (losses):
Realized from actual transactions
and impairments	(6.0)	(13.1)		28.9	113.1
Unrealized from changes in
fair value of equity securities	110.7	210.8		123.4	111.1
Total	104.7	197.7		152.4	224.3
Income taxes	21.9	41.5		31.1	46.7
Net of tax investment gains (losses)	82.7	156.1		121.3	177.6
Total net income	280.1	338.9		734.7	747.6
Net income attributable to
noncontrolling interests	0.5	—		5.6	—
Net income attributable to shareholders	$279.5	$338.9		$729.0	$747.6

(a) Includes related services.
(b) Includes consolidation/elimination entries.

Specialty Insurance Segment Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net premiums written	$1,481.1	$1,386.1	6.9%	$4,114.3	$3,790.5	8.5%
Net premiums earned	1,316.8	1,218.5	8.1	3,845.0	3,439.8	11.8
Net investment income	154.6	139.9	10.5	454.6	403.9	12.5
Other income	50.6	43.7	15.7	147.1	132.5	11.0
Operating revenues	1,522.1	1,402.2	8.6	4,446.8	3,976.4	11.8
Loss and loss adjustment expenses	835.9	794.8	5.2	2,406.7	2,205.7	9.1
Underwriting, acquisition, and other expenses	462.2	395.2	17.0	1,270.0	1,103.5	15.1
Interest and other expenses	16.1	14.7	9.3	48.3	46.7	3.3
Operating expenses	1,314.4	1,204.9	9.1	3,725.0	3,356.1	11.0
Segment pretax operating income	$207.7	$197.3	5.3%	$721.7	$620.3	16.3%

Loss ratio:
Current year	66.9%	66.9%		65.8%	66.4%
Prior years	(3.4)	(1.7)		(3.2)	(2.3)
Total	63.5	65.2		62.6	64.1
Expense ratio	31.3	28.8		29.2	28.2
Combined ratio	94.8%	94.0%		91.8%	92.3%

Specialty Insurance net premiums earned increased 8.1% for the quarter and 11.8% for the first nine months, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including an increasing contribution from new operating companies. Premium growth was most pronounced within commercial auto, general liability, and property. Canadian premiums (travel accident and trucking) declined in the quarter, largely due to economic conditions. Commercial auto and general liability continued to achieve rate increases.

The net investment income increase for both periods was driven by higher investment yields earned, along with contributions from a higher invested asset base.

Other income increased, primarily due to growth in claim TPA operations.

Overall, the 2025 loss ratios for Specialty Insurance improved primarily from higher levels of favorable prior year loss reserve development. Favorable development in the quarter came predominately from workers' compensation and to a lesser extent, general liability, commercial auto, and property. The current year loss ratio for the quarter was flat. The expense ratio was elevated but within expectations given the start-up costs of new operating companies and investments in information technology.

Together, these factors produced a profitable combined ratio and strong pretax operating income for the quarter and first nine months. For Specialty Insurance, combined ratios between 90% and 95% are targeted over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly with long-tailed lines of coverage claim payment patterns.

Title Insurance Segment Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net premiums and fees earned	$767.0	$708.5	8.3%	$2,070.0	$1,917.4	8.0%
Net investment income	17.6	15.9	10.7	51.7	47.1	9.7
Other income	0.1	—	N/M	0.4	0.5	(4.0)
Operating revenues	784.8	724.5	8.3	2,122.2	1,965.1	8.0
Loss and loss adjustment expenses	20.3	19.6	4.0	56.7	47.0	20.7
Underwriting, acquisition, and other expenses	719.0	665.1	8.1	1,991.1	1,830.2	8.8
Interest and other expenses (income)	(0.2)	(0.4)	37.2	(0.1)	(0.9)	86.9
Operating expenses	739.1	684.2	8.0	2,047.8	1,876.4	9.1
Segment pretax operating income	$45.7	$40.2	13.7%	$74.4	$88.6	(16.1)%

Loss ratio:
Current year	3.5%	3.5%		3.5%	3.5%
Prior years	(0.8)	(0.7)		(0.8)	(1.0)
Total	2.7	2.8		2.7	2.5
Expense ratio	93.7	93.9		96.2	95.4
Combined ratio	96.4%	96.7%		98.9%	97.9%

Title Insurance net premiums and fees earned increased 8.3% for the quarter and 8.0% for the first nine months. Agency produced premiums grew nearly 11% while directly produced premiums grew more than 8% for the quarter. Commercial premiums represented 26% of net premiums earned compared to 20% in the third quarter of last year. Title, escrow, and other fees declined 11% as a result of the previously announced sale of certain technology platforms.

Net investment income increased, reflecting higher investment yields earned on a slightly lower invested asset base.

The Title Insurance loss ratios were relatively flat for both periods, and reflect consistent levels of favorable prior year loss reserve development. The third quarter and first nine months of 2025 expense ratios reflect higher agent commissions, consistent with the higher level of agency business compared to the direct operation. In addition, the expense ratio for the first nine months of 2025 includes approximately $15 (0.7 points) in litigation settlement expenses.

Together, these factors produced higher pretax operating income for the quarter and lower pretax operating income for the first nine months. For Title Insurance, combined ratios between 90% to 95% are targeted over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range.

Corporate & Other Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net premiums earned	$2.3	$2.1	8.8%	$6.9	$12.0	(42.5)%
Net investment income (a)	10.3	15.2	(32.3)	18.5	51.6	(64.1)
Operating revenues	12.5	17.3	(27.6)	25.4	63.6	(60.0)
Operating expenses	17.8	25.6	(30.4)	53.1	57.8	(8.2)%
Corporate & Other pretax operating income (loss)	$(5.2)	$(8.3)	36.4%	$(27.6)	$5.7	N/M
(a) Net of elimination entries.

Corporate & Other includes a small life and accident insurance business, the RFIG Run-off business through the date of its sale of May 31, 2024, the parent holding company, and several internal corporate services subsidiaries. Corporate & Other tends to produce highly variable results stemming from volatility inherent in the lack of scale. Net investment income for both 2025 periods was significantly impacted by a lower invested asset base due to the return of capital to shareholders, including the January 2025 special cash dividend payment, and the sale of the RFIG Run-off business. Operating expenses for both 2024 periods reflect additional interest costs associated with debt issued on March 31, 2024 to refinance the $400 of senior notes which matured in October 2024.

Investments

As of September 30, 2025, the consolidated investment portfolio reflected an allocation of approximately 84% to fixed income securities (bonds and notes) and short-term investments, and 16% to equity securities (common and preferred stocks). The investment management process remains focused on retaining quality investments that produce consistent streams of investment income, while monitoring concentration limits among the operating companies. The fixed income portfolio continues to be the anchor for the operating companies' obligations. The maturities of the fixed income securities are generally matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. The equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Old Republic’s investment portfolio is focused on ensuring solid funding of the operating companies' obligations to policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries’ capital base. For these reasons, the investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counter-party risk attributes. Old Republic performs regular stress tests of the investment portfolio to gain reasonable assurance that periodic downdrafts in market prices do not undermine the Company's financial strength.

Shareholders' Equity Per Share

Changes in shareholders' equity per share are reflected in the following table. These changes resulted mostly from net operating income, realized and unrealized investment gains (losses), and dividends to shareholders declared during the year.

	Quarter			Year
	Ended			Ended
	Sep. 30,	Nine Months Ended Sep. 30,		Dec. 31,
	2025	2025	2024	2024
Beginning balance	$25.14	$22.84	$23.31	$23.31
Changes in shareholders' equity:
Net income excluding net investment gains (losses)	0.80	2.48	2.18	3.09
Net of tax realized investment gains (losses)	(0.02)	0.09	0.34	0.27
Net of tax unrealized investment gains (losses):
Fixed income securities	0.26	1.01	0.93	0.12
Equity securities	0.36	0.41	0.34	(0.06)
Total net of tax realized and unrealized investment gains	0.60	1.51	1.61	0.33
Cash dividends declared	(0.290)	(0.870)	(0.795)	(3.060)
Other - net	(0.06)	0.23	(0.59)	(0.83)
Net change	1.05	3.35	2.40	(0.47)
Ending balance	$26.19	$26.19	$25.71	$22.84
Change for the period	4.2%	14.7%	10.3%	(2.0)%
Change for the period, inclusive of cash dividends declared	5.3%	18.5%	13.7%	11.1%
Total capital returned to shareholders during the quarter was $115, comprised of $71 in dividends and $44 in share repurchases. For the first nine months, total capital returned was $281, comprised of $212 in dividends and $69 in share repurchases.

DETAILED MANAGEMENT DISCUSSION AND ANALYSIS

This section of Management's Discussion and Analysis of Financial Condition and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated net earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Specialty Insurance	$1,316.8	$1,218.5	$3,845.0	$3,439.8	$4,677.0	$4,119.2	$3,808.6
Title Insurance	767.0	708.5	2,070.0	1,917.4	2,619.1	2,562.8	3,833.8
Corporate & Other	2.3	2.1	6.9	12.0	14.6	25.6	32.9
Total	$2,086.2	$1,929.2	$5,922.0	$5,369.3	$7,310.8	$6,707.7	$7,675.3
Percentage change from prior period	8.1%	9.6%	10.3%	8.2%	9.0%	(12.6)%	(4.1)%

Consolidated net premiums and fees earned increased 8.1% and 10.3% for the third quarter and first nine months of 2025, respectively, resulting from growth in both Specialty Insurance and Title Insurance. For the third quarter and first nine months of 2024, consolidated net premiums and fees earned increased 9.6% and 8.2%, respectively, resulting from strong growth in Specialty Insurance and modest growth in Title Insurance.

Net Investment Income
The following tables reflect the invested asset bases as of the indicated dates, the investment income earned, and resulting yields on such assets. Because the Company can exercise little control over fair values, management evaluates yields on the basis of investment income earned in relation to the book value of the underlying invested assets.

	Invested Assets at Book Value				Fair Value Adjust- ment	Invested Assets at Fair Value
	Specialty Insurance	Title Insurance	Corporate & Other	Total
As of December 31:
2023	$12,030.5	$1,350.2	$1,463.8	$14,844.5	$1,023.1	$15,867.7
2024	12,489.8	1,334.2	1,211.1	15,035.1	1,043.8	16,079.0
As of September 30:
2024	12,421.8	1,329.9	1,310.2	15,062.0	1,442.0	16,504.1
2025	$13,011.3	$1,304.2	$954.9	$15,270.6	$1,482.5	$16,753.1

	Net Investment Income				Yield at
	Specialty Insurance	Title Insurance	Corporate & Other	Total	Book Value	Fair Value
Years Ended
December 31:
2022	$358.0	$47.9	$53.5	$459.5	3.07%	2.83%
2023	462.7	57.0	58.5	578.3	3.82	3.62
2024	546.5	63.2	63.3	673.1	4.47	4.18
Nine Months Ended
September 30:
2024	403.9	47.1	51.6	502.7	4.45	4.11
2025	454.6	51.7	18.5	524.9	4.62	4.26
Quarters Ended
September 30:
2024	139.9	15.9	15.2	171.0	4.52	4.21
2025	$154.6	$17.6	$10.3	$182.6	4.85%	4.44%

Net investment income increased 6.7% and 4.4% for the third quarter and first nine months of 2025, respectively, driven by higher investment yields, partially offset by a lower average invested asset base from returning significant excess capital and the repayment of $400 in senior notes since the first nine months of 2024. Net investment income increased approximately 17.3% and 18.8% for the third quarter and first nine months of 2024, respectively, driven by higher investment yields. Prior periods presented were also favorably impacted by the interest rate environment.

Loss and Loss Adjustment Expenses
Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of September 30, 2025 and December 31, 2024:

	Loss and Loss Adjustment Expense Reserves
	September 30, 2025		December 31, 2024
	Gross	Net	Gross	Net

Workers' compensation	$4,685.6	$2,595.4	$4,653.0	$2,604.5
Commercial auto	4,951.1	2,132.3	4,288.6	1,993.2
General liability	1,966.8	888.8	1,763.5	817.0
Financial indemnity	981.5	742.5	926.6	715.2
Other coverages	1,333.6	969.4	1,206.1	903.2
Unallocated loss adjustment expense reserves	323.0	322.7	308.1	308.1
Total Specialty Insurance reserves	14,241.9	7,651.3	13,146.2	7,341.5
Title Insurance	567.5	567.5	572.7	572.7
Life and accident	5.7	3.9	8.8	6.4
Total loss and loss adjustment expense reserves	$14,815.2	$8,222.9	$13,727.7	$7,920.6
Asbestosis and environmental loss reserves included
in the above Specialty Insurance reserves:
Amount	$170.0	$106.6	$167.6	$106.5
% of total Specialty Insurance reserves	1.2%	1.4%	1.3%	1.5%

A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 3 of the Notes to Consolidated Financial Statements.

The percentage of net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's two reportable segments and for its consolidated operations were as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Specialty Insurance	63.5%	65.2%	62.6%	64.1%	64.1%	62.0%	62.1%
Title Insurance	2.7	2.8	2.7	2.5	1.8	1.9	2.3
Consolidated loss ratio	41.1%	42.3%	41.6%	42.0%	41.7%	38.7%	31.8%

Reconciliation of consolidated loss ratio:
Provision for insured events of the
current year	43.6%	43.6%	44.0%	43.9%	43.9%	43.3%	35.5%
Change in provision for insured events
of prior years:
Net favorable development	(2.5)	(1.3)	(2.4)	(1.9)	(2.2)	(4.6)	(3.7)
Consolidated loss ratio	41.1%	42.3%	41.6%	42.0%	41.7%	38.7%	31.8%

The Company's reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses payable, including incurred but not reported (IBNR). The establishment of loss reserves by the Company's operating companies is a reasonably complex and dynamic process influenced by a large variety of factors. Consequently, reserves established are a reflection of: the opinions of a large number of persons; the application and interpretation of historical precedent and trends; expectations as to future developments; and management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs and the resulting changes in estimates are recorded in operations of the periods during which they are made.

The consolidated loss and loss adjustment expense ratios for the annual periods presented above are reflective of the shift in mix with Specialty Insurance contributing more to the total in more recent periods. The 2025 current year loss ratios remained consistent with the third quarter and first nine months of 2024. Favorable prior year loss reserve development for Specialty Insurance increased while Title Insurance was consistent across periods, resulting in higher net favorable development in the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024.

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

Underwriting, Acquisition, and Other Expenses
The following table sets forth the expense ratios registered by each reportable segment and in consolidation for the periods shown:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Specialty Insurance	31.3%	28.8%	29.2%	28.2%	28.1%	28.2%	27.4%
Title Insurance	93.7	93.9	96.2	95.4	95.2	95.2	90.9
Consolidated	54.2%	52.7%	52.6%	52.3%	52.2%	53.9%	59.2%

Variations in the Company's consolidated expense ratios generally reflect a continually changing mix of coverages sold and costs of producing business. To a significant degree, expense ratios for both the Specialty and Title Insurance segments are reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income and can fluctuate with line of coverage mix. General operating expenses are routinely subject to timing as well as investments in business expansion and information technology. The consolidated expense ratios for the annual periods presented in the table above are reflective of the shift in mix with Specialty Insurance contributing more to the total in more recent periods. The current periods' ratios are elevated but in line with expectations given the increased costs incurred to start-up new operating companies, investments in information technology, and Title Insurance increase in mix of agency business.

Combined Ratios
The combined ratios of the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Specialty Insurance	94.8%	94.0%	91.8%	92.3%	92.2%	90.2%	89.5%
Title Insurance	96.4	96.7	98.9	97.9	97.0	97.1	93.2
Consolidated	95.3%	95.0%	94.2%	94.3%	93.9%	92.6%	91.0%

Net Investment Gains (Losses)
The Company's investment policies are designed to produce a stable source of income from interest and dividends, support the protection of capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The following table reflects the composition of net investment gains or losses for the periods shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Realized investment gains (losses)
from actual transactions:
Fixed income	$0.5	$(13.1)	$(3.0)	$(81.1)	$(112.1)	$(180.7)	$(187.6)
Equity securities and other	(2.7)	—	35.8	199.7	206.5	165.5	373.3
Total	(2.2)	(13.1)	32.7	118.6	94.3	(15.2)	185.7
Impairment losses	(3.8)	—	(3.8)	(5.4)	(5.4)	(51.8)	(123.5)
Unrealized gains (losses) from
changes in fair value of equity
securities	110.7	210.8	123.4	111.1	(18.9)	(123.9)	(263.4)
Total investment gains (losses)	$104.7	$197.7	$152.4	$224.3	$69.9	$(190.9)	$(201.1)

Dispositions of fixed income securities from scheduled maturities and early calls were 62.2% and 48.1% of total fixed income dispositions occurring in the first nine months of 2025 and 2024, respectively. Realized gain (loss) activity in 2025 was related to the sale of fixed income and equity securities to fund the Company's return of capital through share repurchases and a special dividend. Realized gain (loss) activity in 2024 was primarily the result of portfolio management, including the Company's monitoring of concentration limits at the individual legal entity levels, tax planning, and interest rate environment considerations. Sales activity within the fixed income portfolio over the last few years has allowed the Company to increase its book yield on that portfolio quicker than anticipated, taking full advantage of the current interest rate environment, in a tax efficient manner.

During 2023, the Company continued to rebalance the investment portfolio. The 2023 full year impairment charge primarily reflects an estimated loss on the then pending sale of the RFIG Run-off mortgage insurance business, and to a lesser extent, impairment losses recorded on fixed income securities that the Company intended to and subsequently disposed of to facilitate certain structural changes to a deferred compensation plan, as well as a small credit loss.

During 2022, the Company began to rebalance the investment portfolio by reducing equity security holdings and increasing fixed income holdings as reinvestment rates began to materially improve. Additionally, 2022 includes investment impairment charges of $123.5 on fixed income securities, which management intended to and subsequently disposed of during the year, driven primarily by tax planning considerations.

Income Taxes
The effective consolidated income tax rate was 20.6% and 20.2% in the third quarter and first nine months of 2025, respectively, compared to 20.6% and 20.4% in the third quarter and first nine months of 2024, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax preferred investment income (principally tax-exempt interest and dividend income).

Segment Underwriting Overview

Specialty Insurance

Summary Underwriting Results

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Revenues:
Net premiums written	$1,481.1	$1,386.1	$4,114.3	$3,790.5	$5,030.5	$4,356.3	$3,978.2
Net premiums earned	$1,316.8	$1,218.5	3,845.0	3,439.8	4,677.0	4,119.2	3,808.6
Other income	50.6	43.7	147.1	132.5	177.0	162.2	148.9

Expenses:
Loss and loss adjustment expenses	831.4	788.2	2,392.4	2,186.3	2,975.6	2,536.7	2,352.0
Dividends to policyholders	4.5	6.5	14.2	19.4	23.5	16.5	12.5
Underwriting, acquisition, and
other expenses:
Commissions	180.9	159.6	468.9	404.4	546.8	465.3	435.1
Insurance taxes, licenses,
and fees	56.1	43.7	149.0	125.3	172.7	159.8	161.1
Subtotal	237.1	203.4	618.0	529.8	719.6	625.2	596.2
General expenses	225.1	191.7	652.0	573.7	771.1	697.0	595.7
Total underwriting, acquisition,
and other expenses	$462.2	$395.2	1,270.0	1,103.5	1,490.8	1,322.2	1,192.0
Segment underwriting income	$69.2	$72.1	$315.3	$263.1	$364.0	$406.0	$400.9

Loss ratio:
Current year	66.9%	66.9%	65.8%	66.4%	66.4%	67.7%	67.2%
Prior years	(3.4)	(1.7)	(3.2)	(2.3)	(2.3)	(5.7)	(5.1)
Total	63.5	65.2	62.6	64.1	64.1	62.0	62.1
Expense ratio	31.3	28.8	29.2	28.2	28.1	28.2	27.4
Combined ratio	94.8%	94.0%	91.8%	92.3%	92.2%	90.2%	89.5%

Specialty Insurance continued to produce growth and profitability, reflecting the success of the Company’s specialty strategy and operational excellence initiatives. Growth included increasing contributions from new specialty operating companies. In addition, the Company continues to expand its writings of excess & surplus lines business, written on Old Republic Union paper. Seven Specialty Insurance operating companies utilize Old Republic Union for property, general liability, and financial indemnity solutions. Some of the new operating companies target the wholesale distribution channel, where excess & surplus solutions are prevalent.

Following the Company’s strategy to add operating companies, narrow and deep in their specialty niche, on October 23, 2025, the Company announced it has entered into a definitive agreement to acquire Everett Cash Mutual Insurance Co. and affiliated companies (ECM) following its conversion to a stock company in a sponsored demutualization transaction. ECM is a leading insurer of small farmowners and select commercial agricultural operations. The transaction is expected to close in 2026 upon completion of required regulatory and policyholder approvals. Additionally, on September 30, 2025, the Company announced the formation of its new environmental insurance company that will deliver customized primary and excess liability solutions to businesses of varying scales and complexities. These products will be distributed through a carefully curated network of wholesale and retail brokers, to help ensure that clients receive specific coverage options and the benefit of expert consultation.

Premiums & Fees
The percentage of net earned premiums for major insurance coverages in the Specialty Insurance segment was as follows:

	Specialty Insurance Net Earned Premiums by Type of Coverage
	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Commercial auto	42.5%	41.3%	42.0%	41.8%	41.9%	41.0%	39.5%
Workers' compensation	16.5	17.6	17.2	18.1	17.9	19.5	21.3
Property	13.6	13.2	13.4	12.6	12.8	11.5	9.8
General liability	8.6	8.2	8.3	7.6	7.8	6.1	5.2
Financial indemnity	6.5	6.6	7.1	6.9	6.9	8.4	10.3
Home and auto warranty	6.5	6.9	6.4	6.8	6.7	7.6	8.7
Other coverages	5.8%	6.2%	5.6%	6.2%	6.0%	5.9%	5.2%

Specialty Insurance net premiums earned increased 8.1% and 11.8% for the third quarter and first nine months of 2025, respectively, driven by a combination of strong premium rate increases on commercial auto and general liability, solid renewal retention ratios, new business writings, and increasing premium production from new operating companies. Premium growth was most pronounced within commercial auto, general liability, and property. Included in other coverages, Old Republic Accident & Health, formed in 2023, produced $22 in earned premium in the quarter from specialized A&H products such as employer stop loss. Canadian premiums (travel accident and trucking) declined in the quarter, largely due to economic conditions.

Specialty Insurance net premiums earned increased 13.9% and 13.6% for the third quarter and first nine months of 2024, respectively, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including contributions from recently established operating companies. Premium growth occurred across most lines of coverage, but was most pronounced within commercial auto, property, and general liability. Largely reflecting market conditions, there were declines in public D&O and transactional risk coverages (both included in financial indemnity) and, to a lesser extent, home warranty. The decline in home warranty coverages (included within home and auto warranty) was more than offset in both 2024 periods by growth in a new auto warranty program. While commercial auto, general liability, and property continued to achieve strong rate increases, rate declines continued in public D&O and workers' compensation.

Loss and Loss Adjustment Expenses
The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	Specialty Insurance Loss Ratios by Type of Coverage
	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Commercial auto	68.3%	67.1%	69.6%	70.4%	72.4%	71.5%	66.6%
Workers' compensation	63.8	58.8	56.9	52.3	48.0	41.4	45.9
Property	56.9	51.2	52.8	54.3	53.2	61.0	65.4
Financial indemnity	42.4	83.0	50.4	62.6	63.9	48.2	67.0
General liability	57.0	77.1	63.7	73.1	72.9	76.0	71.6
Home and auto warranty	62.6	61.8	58.2	62.1	58.2	65.5	66.9
Other coverages	76.7	70.7	69.6	69.2	73.1	65.9	60.4
All coverages	63.5%	65.2%	62.6%	64.1%	64.1%	62.0%	62.1%

Overall, the loss ratios for Specialty Insurance in the third quarter and first nine months of 2025 reflect higher levels of favorable prior year loss reserve development and consistent current year loss ratios. Favorable prior year loss reserve development increased for both periods, but remained lower than the historically high levels experienced in 2023 and 2022.

Net favorable reserve development in the quarter came primarily from:

•Workers’ compensation (favorable development predominantly from accident years 2021 and prior, partially offset by unfavorable development from accident years 2022 through 2024);
•Commercial auto (favorable development predominantly from accident years 2018 through 2022, partially offset by unfavorable development from accident year 2023);
•General liability (favorable development predominantly from accident years 2020, 2023, and 2024, partially offset by unfavorable development from accident years 2021 and 2022); and
•Property, which includes commercial multi-peril (favorable development predominantly from accident years 2017 and 2024).

In the third quarter of 2024, transactional risk (included in financial indemnity) experienced net unfavorable reserve development. As previously disclosed, the Company exited this business in 2024.

Current year loss ratios for the quarter were consistent, with improvement due to commercial auto and, to a lesser extent, general liability and financial indemnity, offset by workers' compensation. Current year loss ratios tend to have more variability from quarter-to-quarter, accordingly, the Company believes year-to-date information is a better indication of current year loss ratios. Year-to-date, most lines are flat or have a slight improvement from prior year, with the exception of a higher general liability loss pick and a higher level of new accident & health business included in other coverages.

Sales and General Expenses
The reported expense ratios for the current periods are elevated but in line with expectations and include start-up costs of new operating companies and investments in information technology, partially offset by the benefit of scale from continued earned premium growth. The quarter included a true up to certain ceding commissions that elevated the expense ratio by approximately one percentage point. Specialty Insurance has started up five new operating companies in the last four years that are not operating at full scale. Depending on the operating company, it can take three to five years before scale is achieved, and the operating company becomes accretive to earnings. In addition, Specialty Insurance is investing in modernizing core systems (policy administration, claims, billing, and data warehouse) at several operating companies. Some of these modernization projects have reached the point where the new core system has been put into production while the system being replaced remains in service for some period of time. The Company expects some level of these redundant costs to exist over the next few years, at which time expenses should decrease as the old systems are fully decommissioned. Additional information technology investments are also being made in data and analytics and artificial intelligence initiatives.

Title Insurance

Summary Underwriting Results

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Revenues:
Net premiums earned	$699.5	$633.6	$1,876.3	$1,702.9	$2,334.6	$2,300.9	$3,500.6
Title, escrow, and other fees	67.5	74.9	193.6	214.4	284.4	261.8	333.2
Total premiums and fees	767.0	708.5	2,070.0	1,917.4	2,619.1	2,562.8	3,833.8
Other income	0.1	—	0.4	0.5	0.6	0.7	0.9

Expenses:
Loss and loss adjustment expenses	20.3	19.6	56.7	47.0	46.1	48.7	89.1
Underwriting, acquisition, and
other expenses:
Commissions	489.6	439.0	1,295.1	1,170.0	1,601.2	1,608.1	2,464.8
Insurance taxes, licenses,
and fees	11.6	10.3	30.2	27.3	37.5	18.7	73.5
Subtotal	501.3	449.4	1,325.4	1,197.3	1,638.7	1,626.8	2,538.3
General expenses	217.6	215.6	665.7	632.9	855.1	812.4	945.8
Total underwriting, acquisition,
and other expenses	719.0	665.1	1,991.1	1,830.2	2,493.8	2,439.3	3,484.2
Segment underwriting income	$27.8	$23.8	$22.5	$40.6	$79.7	$75.4	$261.3

Loss ratio (a):
Current year	3.5%	3.5%	3.5%	3.5%	3.4%	3.7%	3.6%
Prior years	(0.8)	(0.7)	(0.8)	(1.0)	(1.6)	(1.8)	(1.3)
Total	2.7	2.8	2.7	2.5	1.8	1.9	2.3
Expense ratio	93.7	93.9	96.2	95.4	95.2	95.2	90.9
Combined ratio	96.4%	96.7%	98.9%	97.9%	97.0%	97.1%	93.2%
__________

(a) Title loss, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.

Title Insurance experienced premium growth compared to last year, however, elevated combined ratios reflect difficult market conditions and the seasonal nature of this business.

Premiums & Fees
The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

	Premium and Fee Production by Source
	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2025	2024	2025	2024	2024	2023	2022
Direct Operations	20.1%	21.9%	21.6%	23.0%	23.0%	21.0%	19.5%
Independent Title Agents	79.9%	78.1%	78.4%	77.0%	77.0%	79.0%	80.5%

Title Insurance net premiums and fees earned increased 8.3% and 8.0% for the third quarter and first nine months of 2025, respectively, continuing to reflect strong activity in the commercial sector and a modest uptick in refinance activity. Agency produced premiums grew nearly 11% and directly produced premiums grew more than 8% for the third quarter. Commercial premiums represented 26% of net premiums earned in the third quarter 2025 compared to 20% in the third quarter 2024. Title, escrow, and other fees declined 11% as a result of the previously announced sale of certain technology platforms.

Title Insurance net premiums and fees earned increased by 3.5% for the third quarter of 2024 and were flat for the first nine months of 2024. Directly produced revenues grew in both 2024 periods, whereas agency produced revenues, which are reported on a lag relative to direct revenues, increased for the third quarter and declined for the first nine months. Commercial premiums decreased 6% and represented approximately 20% of net premiums earned in the third quarter of 2024 as compared to 22% in 2023.

Loss and Loss Adjustment Expenses
Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The loss ratios for Title Insurance in the third quarter and first nine months of 2025 reflect consistent levels of favorable prior year loss reserve development. The loss ratios for the third quarter and first nine months of 2024 reflected slightly lower levels of favorable prior year reserve development and an improvement in the current year loss ratio driven by favorable claim trends.

Sales and General Expenses
The third quarter and first nine months of 2025 expense ratios reflect higher agent commissions, consistent with the higher level of agency business compared to the direct operation. In addition, the expense ratio for the first nine months of 2025 includes approximately $15 (0.7 points) in litigation settlement expenses.

FINANCIAL CONDITION

The resiliency of ORI’s business model rests on the 18 different P&C operating companies within Specialty Insurance and Title Insurance. Each operating company is a specialist, narrow and deep in their specialty niche, with a keen focus on service, including distribution, claims, underwriting, and risk control. They operate with autonomy and accountability, with the attendant benefits of diversification to manage risk. The portfolio of diverse specialty businesses is supported by a strong balance sheet, conservatively managed and reflected by an A+ rating from A.M. Best. ORI’s ongoing profitability and strong balance sheet has enabled the return of a record amount of capital to shareholders in recent years. With 7.4% insider ownership, ORI’s employees, officers, and directors are directly aligned with shareholder value creation.

Balance Sheet Metrics and Performance Statistics

	September 30,	December 31,
	2025	2024
Total investments	$16,753.1	$16,079.0
Total assets	30,252.0	27,843.1
Long-term debt	1,589.6	1,588.7
Shareholders' equity	6,422.8	5,618.9
Book value per share	26.19	22.84
Debt to equity ratio	24.7%	28.3%

Total assets at September 30, 2025 increased 8.7% since year-end 2024, including an increase of 4.2% in total investments from strong operating cash flows and higher valuations, partially offset by the return of excess capital, including the $496.1 special dividend paid during the first quarter 2025. Shareholders’ equity increased 14.3%, resulting in a debt to equity ratio of 24.7%.

ORI’s growth in book value per share including dividends is one of the various markers of performance and strength, calculated as the sum of the annual change in book value per share plus cash dividends declared. As shown in the tables below, this amounts to 18.5% for the first nine months of 2025, compared with 13.7% for the same period in 2024. The increase was primarily due to strong net operating income and higher gains from the investment portfolio. The primary drivers and total of ORI’s growth in book value are shown in the tables below.

Drivers of Growth in Book Value Including Dividends

	Nine Months Ended
	September 30,
	2025	2024
Net operating income	10.9%	9.4%
Realized investment gains	0.4	1.5
Unrealized from changes in fair value of equity securities	6.2	5.4
Other	1.0	(2.6)
Total	18.5%	13.7%

Growth in Book Value Including Dividends

	Nine Months Ended
	September 30,
	2025	2024
End of period book value	$26.19	$25.71
Less beginning of period book value	22.84	23.31
Change in book value	3.35	2.40
Dividend declared to shareholders	(0.87)	(0.80)
Total	$4.22	$3.20

Total from change in book value	14.7%	10.3%
Total from dividends declared to shareholders	3.8	3.4
Total growth in book value including dividends	18.5%	13.7%

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both September 30, 2025 and December 31, 2024, nearly all of the Company's investments consisted of marketable securities. The investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds, or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counter-party risk attributes. At September 30, 2025, the Company had no fixed income securities in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a)

	September 30,	December 31,
	2025	2024
Aaa	1.4%	18.0%
Aa	24.1	9.4
A	41.7	40.5
Baa	31.6	30.7
Total investment grade	98.8	98.6
Non-investment grade or non-rated issuers	1.2	1.4
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates, and Municipal issuers.

In the table above, the shift in credit quality since year-end 2024 is largely due to the downgrade of U.S. Treasury Notes by several major credit rating agencies. The Company primarily owns U.S. Treasury Notes to place on deposit with the states its insurance companies are licensed to conduct business.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Fixed Income Securities

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Consumer, Cyclical	$50.5	$0.1	$1.1	$49.5
Basic Materials	43.6	0.7	0.4	43.8
Industrial	37.6	0.7	0.4	37.9
Energy	8.8	—	—	8.8
Other (includes two industry groups)	11.8	0.5	0.1	12.3
Total	$152.4	$2.2	$2.2	$152.4

Investment Grade Fixed Income Securities by Industry Concentration:
Utilities	$2,200.9	$52.7	$7.8	$2,245.8
Consumer, Non-cyclical	2,166.5	52.6	2.0	2,217.1
Government	1,935.7	13.4	25.6	1,923.5
Financial	1,610.0	40.0	1.7	1,648.3
Industrial	1,523.7	41.1	2.0	1,562.7
Consumer, Cyclical	917.1	24.2	0.4	940.9
Energy	668.1	15.2	1.7	681.5
Other (includes four industry groups)	1,161.2	29.9	1.1	1,190.0
Total	$12,183.5	$269.4	$42.7	$12,410.2

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Equity Securities

September 30, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities by Industry Concentration:
Consumer, Non-Cyclical	$434.1	$236.8	$9.6	$661.3
Utilities	385.6	221.5	4.5	602.6
Industrial	255.4	379.8	8.4	626.9
Energy	138.0	105.8	—	243.8
Financial	61.9	102.9	—	164.9
Consumer, Cyclical	59.9	90.3	—	150.2
Other (includes five industry groups)	119.0	144.2	3.3	260.0
Total	$1,454.2	$1,281.7	$25.9	$2,710.0

The Company's equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
September 30, 2025	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$579.1	$10.6	$2.4	$—
Due after one year through five years	1,225.3	42.1	32.7	1.1
Due after five years through ten years	618.0	31.1	9.2	1.0
Due after ten years	65.9	—	0.4	—
Total	$2,488.5	$83.9	$44.9	$2.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
September 30, 2025	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Income Securities:
One to six months	$2.9	$—	$—	$2.9
Seven to twelve months	1.2	—	—	1.2
More than twelve months	40.7	—	—	40.7
Total	$44.9	$—	$—	$44.9

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment.

Age Distribution of Fixed Income Securities

	September 30,	December 31,
	2025	2024
Maturity Ranges:
Due in one year or less	11.7%	11.9%
Due after one year through five years	46.9	47.9
Due after five years through ten years	38.0	37.4
Due after ten years through fifteen years	3.2	2.7
Due after fifteen years	0.1	0.1
Total	100.0%	100.0%

Average Maturity in Years	4.6	4.5
Duration	3.9	3.8

The shift to fixed income securities with longer maturities is a result of continued asset-liability matching consideration.

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of September 30, 2025 implies that a 100-basis point parallel increase in interest rates from current levels would result in a decline in the fair value of the fixed income investment portfolio of approximately 3.9%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on December 31, 2024 statutory balances, the Company can receive up to $952.2 in ordinary dividends from its subsidiaries in 2025 without the prior approval of regulatory authorities, of which $528.9 has been received through September 30, 2025. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated cash dividend payments to shareholders, operating expenses, and the near-term capital needs of its operating companies.

Old Republic's total capitalization of $8,012.5 at September 30, 2025 consisted of debt of $1,589.6 and shareholders' equity of $6,422.8. Changes in the ORI shareholders' equity account reflect primarily net operating income, realized and unrealized gains (losses), dividend payments to shareholders, and share repurchases for the period then ended. At September 30, 2025, the Company's consolidated debt to equity ratio was 24.7%.

Old Republic has paid a regular cash dividend without interruption since 1942 (84 years), and it has raised the regular annual cash dividend for each of the past 44 years. The dividend amount is reviewed and approved by the Board of Directors quarterly and annually. In establishing each year's regular cash dividend, the Company does not follow a strict formulaic approach, and favors an increasing dividend amount largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's regular dividend is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual earnings for the five to ten most recent calendar years, the amount of stock repurchases, and management's long-term expectations for the Company's consolidated business and its individual subsidiaries. Recently, the Company has repurchased significant amounts of its outstanding shares, and the Board of Directors decided to increase regular cash dividends.

During the quarter, the Company returned total capital to shareholders of $115.2, comprised of $71.4 in dividends and $43.7 in share repurchases (1.1 million shares at an average price of $36.96 per share). For the first nine months, total capital returned was $280.6, comprised of $211.6 in dividends and $69.0 of share repurchases (1.9 million shares at an average price of $35.86 per share) leaving $162.4 remaining under the March 1, 2024 authorization (the 2024 authorization). Following the close of the quarter and through October 30, 2025, the Company repurchased $5.5 of additional shares (0.1 million shares at an average price of $39.46 per share), leaving $156.9 remaining under the 2024 authorization. On August 19, 2025, the Company announced a share repurchase program authorizing the repurchase of up to an additional $750.0 in shares of the Company's common stock, which will commence immediately following the completion of the 2024 authorization, resulting in a cumulative $906.9 remaining under current authorization.

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

Old Republic's market risk exposures at September 30, 2025 have not materially changed from those identified in the Company's 2024 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2025, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans ($ in Millions)
July 1 - July 31, 2025	494,826	$36.11	494,826	$188.1
August 1 - August 31, 2025	689,177	$36.95	689,177	912.4
September 1 - September 30, 2025	—	$—	—	912.4
Total	1,184,003	$36.59	1,184,003	$912.4

(1) On March 1, 2024, the Company announced a share repurchase program authorizing the repurchase of up to $1.1 billion in shares of the Company's common stock (the 2024 authorization). During the third quarter 2025, the Company repurchased 1.1 million shares for $43.3 (average price of $36.59) under the 2024 authorization. On August 19, 2025, the Company announced a share repurchase program authorizing the repurchase of up to an additional $750.0 million in shares of the Company's common stock, which will commence immediately following the completion of the $162.4 remaining under the 2024 authorization. Following the close of the quarter and through October 30, 2025, the Company repurchased 0.1 million additional shares for $5.4 (average price of $39.07).

Item 5 - Other Information

During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

Old Republic International Corporation
(Registrant)
Date:	October 31, 2025

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