Form 10-K
period 2025-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2026-02-26
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025 OR
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

The aggregate fair value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, and the registrant's various employee benefit plans are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2025, the last day of the registrant's most recently completed second fiscal quarter, was $8,832,423,187.

The registrant had 245,730,313 shares of Common Stock outstanding as of January 31, 2026.

Documents incorporated by reference:
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

Title	Part
Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 107)	III, Items 10, 11, 12, 13 and 14 IV, Item 15

______________________________________
There are 109 pages in this report

PART I

Item 1 - Business
($ in Millions, Except Share Data)

(a) General Description of Business. Old Republic International Corporation is a Chicago-based holding company engaged in the business of insurance underwriting and related services. It conducts its business through a number of operating companies, which utilize one or more insurance company subsidiaries to issue their policies, and is organized into two segments: Specialty Insurance and Title Insurance. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. The results of the Republic Financial Indemnity Group (RFIG) Run-off business, previously a reportable segment, are deemed immaterial and reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with the results of a small life and accident insurance business. "Old Republic" or "the Company" refers to Old Republic International Corporation, its subsidiaries, and any variable interest entities that meet the requirements for consolidation, as the context requires.

The insurance business is distinguished from most others in that the prices (premiums) charged for most products are set without knowing what the ultimate loss costs will be. The Company also cannot know exactly when claims will be paid, which may be many years after a policy was issued or expired. This casts Old Republic as a risk-taking enterprise managed for the long run. Old Republic therefore conducts its business with a primary focus on achieving favorable underwriting results over cycles, and on maintaining a sound financial condition to support its long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. The underwriting principles encompass:

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

In addition, management engages in an ongoing assessment of operating risks that could adversely affect the Company's business and reputation. In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from capital required to support the risk of the underlying business. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not primary objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed income and equity securities for long periods of time is enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in dividend-paying, publicly traded, large capitalization, highly liquid equity securities.

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

The contributions to consolidated revenues and pretax income and the assets of each Old Republic segment are set forth in the following table. This information should be read in conjunction with the consolidated financial statements, the accompanying footnotes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

Financial Information Relating to Segments of Business

Revenues (a)
Years Ended December 31:	2025	2024	2023
Specialty Insurance	$5,990.9	$5,400.6	$4,744.3
Title Insurance	2,928.9	2,682.9	2,620.6
Corporate & Other - net (b)	36.7	77.9	84.2
Subtotal	8,956.6	8,161.6	7,449.3
Consolidated investment gains (losses) (a)	179.7	69.9	(190.9)
Consolidated	$9,136.3	$8,231.5	$7,258.3

Pretax Income
Years Ended December 31:	2025	2024	2023
Specialty Insurance	$900.0	$848.3	$787.8
Title Insurance	139.9	144.1	133.5
Corporate & Other - net (b)	(35.6)	7.3	16.9
Subtotal	1,004.3	999.8	938.4
Consolidated investment gains (losses)	179.7	69.9	(190.9)
Consolidated	$1,184.0	$1,069.7	$747.4

Assets
As of December 31:	2025	2024	2023
Specialty Insurance	$26,750.6	$24,563.2	$22,710.5
Title Insurance	1,937.7	1,915.8	1,948.2
Corporate & Other - net (b)	1,174.2	1,363.9	1,842.5
Consolidated	$29,862.7	$27,843.1	$26,501.4

(a)    Revenues consist of net premiums, fees, net investment and other income earned. Investment gains (losses), which include unrealized gains (losses) on equity securities, are shown on a consolidated basis because the investment portfolio is managed as a whole.
(b)    Corporate & Other includes amounts for a small life and accident insurance business, the RFIG Run-off business through the effective date of its sale of May 31, 2024, the parent holding company, several internal corporate services subsidiaries, and consolidation elimination adjustments.

Consolidated Underwriting Results

The following table reflects premiums and related loss, expense, and combined ratios for the major coverages underwritten in the Company's insurance segments.

Years Ended December 31:	2025	2024	2023
Specialty Insurance:
Overall Experience:
Net Premiums Earned	$5,184.8	$4,677.0	$4,119.2
Loss Ratio	63.9%	64.1%	62.0%
Expense Ratio	29.3	28.1	28.2
Combined Ratio	93.2%	92.2%	90.2%

Experience by Major Coverages:
Commercial Auto:
Net Premiums Earned	$2,184.9	$1,961.8	$1,689.4
Loss Ratio	72.3%	72.4%	71.5%

Workers' Compensation:
Net Premiums Earned	$879.7	$836.2	$802.2
Loss Ratio	59.0%	48.0%	41.4%

Property: (a)
Net Premiums Earned	$696.9	$596.9	$473.1
Loss Ratio	53.5%	53.2%	61.0%

General Liability:
Net Premiums Earned	$434.4	$363.8	$251.8
Loss Ratio	62.7%	72.9%	76.0%

Financial Indemnity: (b)
Net Premiums Earned	$355.9	$321.7	$347.7
Loss Ratio	48.0%	63.9%	48.2%

Home and Auto Warranty:
Net Premiums Earned	$336.2	$315.0	$311.4
Loss Ratio	54.9%	58.2%	65.5%

Other Coverages: (c)
Net Premiums Earned	$296.5	$281.2	$243.3
Loss Ratio	71.7%	73.1%	65.9%

Title Insurance: (d)
Net Premiums & Fees Earned	$2,858.6	$2,619.1	$2,562.8
Loss Ratio	2.2%	1.8%	1.9%
Expense Ratio	95.4	95.2	95.2
Combined Ratio	97.6%	97.0%	97.1%

All Coverages Consolidated:
Net Premiums & Fees Earned	$8,052.9	$7,310.8	$6,707.7
Loss Ratio	41.9%	41.7%	38.7%
Expense Ratio	52.8	52.2	53.9
Combined Ratio	94.7%	93.9%	92.6%

(a)    Includes Commercial Multi-Peril and Inland Marine coverages.
(b)    Includes Directors & Officers (D&O), Errors & Omissions (E&O), Fidelity, and Surety coverages.
(c)    Includes Aviation, Travel Accident, and Accident & Health coverages.
(d)    Title loss, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.

Specialty Insurance

Old Republic's Specialty Insurance segment is best characterized as a commercial lines insurance business with a strong focus on lines of coverages provided to businesses, state and local governments, and other institutions. The Company does not have a meaningful exposure to homeowners or private auto coverages. Old Republic also focuses on specific sectors of the North American economy, most prominently the transportation, commercial construction, healthcare, education, retail and wholesale trade, forest products, energy, general manufacturing, and financial services industries. In managing the insurance risks it undertakes, the Company employs various underwriting and loss mitigation techniques such as utilization of policy deductibles, captive insurance risk-sharing arrangements, self-insured retentions, retrospective rating, and policyholder dividend plans. These underwriting techniques are intended to better correlate premium charges with the ultimate claims experience of individual or groups of insureds and align the Company's interests with those of the insureds.

Over the years, the Specialty Insurance segment's operations have been developed steadily through a combination of internal growth; the establishment of additional operating companies focused on specialized coverages, distribution channels, and/or industry sectors; and through acquisitions. As a result, this segment has become widely diversified with a business base encompassing the following major insurance coverages:

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
Cyber: Cyber insurance solutions designed to provide protection against the financial impacts of cyber risks for businesses across a wide range of industries.
Environmental: Customized primary and excess environmental liability solutions offered to businesses of varying scales and complexities.
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
Approximately 95% of Specialty Insurance premiums are produced through independent agency or brokerage channels, while the remaining 5% is obtained through direct production facilities.

Net Premiums Earned

In 2025, Specialty Insurance continued to expand its product capabilities beyond its traditional focus on commercial auto and workers’ compensation. Commercial auto remains the Company’s largest line of coverage and accounted for 42.1% of Specialty Insurance’s consolidated net premiums earned in 2025. Investments in new operating companies have helped grow the Company’s presence in non-casualty lines such as property, which now amounts to 13.4% of such totals.

Specialty Insurance net premiums earned increased 10.9% for 2025, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including an increasing contribution from new operating companies. Premium growth was most pronounced within commercial auto, general liability, property, and accident & health coverages while Canadian premiums (travel accident and trucking) declined. Commercial auto rate increases accelerated and general liability continued to achieve significant rate increases.

Loss Ratios

Variations in loss ratios are typically caused by changes in the frequency and severity of losses incurred, changes in premium rates, the level of audit premium adjustments, and periodic changes in loss and loss adjustment expense reserve estimates. The Company can therefore experience period-to-period volatility in the underwriting results for individual coverages. In light of Old Republic's basic underwriting focus in managing its business, a long-term objective has been to dampen this volatility by diversifying coverages offered and industries served.

The loss ratios include loss adjustment expenses and policyholders' dividends, which apply principally to workers' compensation insurance, and are typically a reflection of changes in loss experience from prior years for individual or groups of policies, rather than current year results.

The Specialty Insurance loss ratios are summarized as follows:

Years Ended December 31:	2025	2024	2023
Reported Loss Ratio	63.9%	64.1%	62.0%
Prior Year Loss Reserve Development	(2.9)	(2.3)	(5.7)
Current Year Loss Ratio	66.8%	66.4%	67.7%

Overall, the reported loss ratio for Specialty Insurance in 2025 reflects higher levels of favorable prior year loss reserve development.

Net favorable reserve development came primarily from:

•Workers’ compensation (favorable development predominantly from accident years 2020 and prior, partially offset by unfavorable development predominantly from accident years 2021-2024);
•Commercial auto (favorable development predominantly from accident years 2022 and prior, partially offset by unfavorable development from 2023); and
•Property, which includes commercial multi-peril (favorable development predominantly from accident years 2015-2024).

Small amounts of net unfavorable reserve development came primarily from general liability, at a lower level than 2024. No single line experienced significant amounts of unfavorable development in 2025, and all other lines netted to less than a 0.1 percentage point increase in the reported loss ratio.

Changes in estimated claim costs reflect continually evolving pricing and risk selection together with variability in loss severity and frequency trends. Changes in commercial auto loss ratios are primarily due to fluctuations in claim severity. Loss ratios for workers' compensation and general liability insurance can reflect greater variability due to chance events in any one year, and estimated provisions for loss costs not recoverable from assuming reinsurers that may experience financial difficulties. Additionally, workers' compensation claim costs in particular have been impacted by lower frequency, and are subject to a variety of underwriting techniques such as the use of captive reinsurance retentions, retrospective premium plans, self-insured, and high deductible insurance programs that are intended to mitigate claim costs over time. Loss ratios for general liability coverages tend to be highly volatile year-to-year due to the impact of changes in claim emergence and severity of legacy asbestosis and environmental (A&E) claims exposures.

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

The establishment of loss reserves is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims; continually evolving and changing legal theories from the judicial system; recurring accounting, statistical, and actuarial studies; the professional experience and expertise of the Company's claim departments' personnel, attorneys, and independent claim adjusters; ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, and work-related injuries; and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of: the opinions of a large number of persons; the application and interpretation of historical precedent and trends; expectations as to future developments; and management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

In establishing loss reserves, the potential increase in future loss settlement costs caused by inflation is considered along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to certain workers' compensation reserves, however, the ultimate cost of long-term disability type claims is typically discounted to present value based on interest rates generally ranging from 1.5% to 3.5%.

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

Title Insurance

Title Insurance's business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records that contain information concerning interests in real property. The policies insure against losses arising out of defects, liens, and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2025, 21.9% of the Company's consolidated title premium and fee revenues stemmed from direct operations (which include branch offices of its title insurers and wholly-owned agency subsidiaries of the Company), while the remaining 78.1% originated from independent title agents.

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

In connection with its Title Insurance operations, Old Republic also provides escrow closing and construction disbursement services, as well as real estate information products, national default management services, and a variety of other services pertaining to real estate transfers and loan transactions. As lenders and the title insurance industry transition into the evolving digital landscape, Old Republic believes it is well positioned with technology, business process innovations, and strategic partnerships to remain competitive in the market.

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

Title Insurance's premium and fee revenue is closely related to the level of activity in the real estate market. The volume of real estate activity is affected by the availability and cost of financing, population growth, family movements, and other socio-economic factors. Also, the title insurance business is seasonal. During the winter months, new building activity is reduced and, accordingly, the Company produces less title insurance business relative to new construction during such months than during the rest of the year. The most important factors, as far as Old Republic's title business is concerned, however, are the rates of activity in the resale and refinance markets for residential properties and more recently, growth in commercial title business.

Title Insurance net premiums and fees earned increased 9.1% in 2025 continuing to reflect strong activity in the commercial sector and a modest uptick in refinance activity. Both agency and directly produced premiums experienced double digit growth in 2025, driven by lower interest rates and strong commercial business production. Commercial premiums represented 26% of net premiums earned in 2025. Title, escrow, and other fees were 7% lower in 2025 as decreased fees from the sale of certain technology platforms was partially offset by growth in escrow and closing fees.

Loss Ratios

Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years continued to reduce the loss ratios for the periods shown in the following table:

Years Ended December 31:	2025	2024	2023
Reported Loss Ratio	2.2%	1.8%	1.9%
Prior Year Loss Reserve Development	(1.2)	(1.6)	(1.8)
Current Year Loss Ratio	3.4%	3.4%	3.7%

The Title Insurance loss ratios reflect a lower level of favorable prior year loss reserve development and consistent current year losses. The favorable development in 2025, primarily from years 2019-2022, was partially offset by unfavorable development from 2018, 2023, and 2024.

Corporate & Other

Corporate & Other operations includes a small life and accident insurance business, the RFIG Run-off business through the effective date of its sale of May 31, 2024, the parent holding company, and several internal corporate services subsidiaries that perform cash and investment management, payroll, administrative, information technology, and marketing services. The life and accident business registered net premium revenues of $9.4, $8.9, and $9.1 in 2025, 2024, and 2023, respectively. Life and accident business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as travel agents and marketing channels that are also utilized in some of Old Republic's Specialty Insurance operations. Production of term life insurance, accounting for net premiums earned of $3.9, $3.5, and $3.8 in 2025, 2024, and 2023, respectively, was terminated and placed in run-off as of year-end 2004.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2025	2024	2023
United States:
Northeast	11.7%	11.5%	11.3%
Mid-Atlantic	7.4	7.0	7.0
Southeast	22.1	22.2	22.2
East North Central	11.5	11.2	11.4
West North Central	9.3	9.5	9.8
Mountain	8.0	7.9	8.0
Western	14.5	14.5	14.6
Southwest	14.1	14.0	13.0
Foreign (principally Canada)	1.4	2.2	2.7
Total	100.0%	100.0%	100.0%
Commercial coverages underwritten for business enterprises and public entities are marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. No single source accounted for over 10% of Old Republic's premium volume in 2025.

A substantial portion of the Company's Title Insurance business is referred by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 246 branch offices and owned agency subsidiaries of the Company in all 50 states and the District of Columbia. Policies are also issued through independent title agents (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agent may cause title policies of the Company to be issued, and the Company is responsible under such policies for any payments to the insured. Issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Typically, the agent deducts the major portion of the title insurance charge to the customer as its commission for services. During 2025, 78.1% of Title Insurance premiums and fees were accounted for by policies issued by independent title agents.

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

(d) Investments. In common with other insurance organizations, Old Republic invests most of its capital and operating funds in income producing securities. Investments held within regulated entities must comply with applicable insurance laws and regulations. These laws and regulations prescribe the nature, form, quality, and relative amounts of investments that may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. Old Republic's investment policy is to acquire and retain primarily investment grade, publicly traded, fixed income securities, and dividend-paying, publicly traded, large capitalization, highly liquid equity securities.

The investment policy is also influenced by the terms of the insurance coverages written by the Company, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company's investment portfolio is directed in consideration of enterprise-wide risk management objectives, focused on ensuring liquidity for obligations to policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries' capital base. For these reasons, the investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counterparty risk attributes. Pursuant to the Company's enterprise risk management guidelines and controls, it performs regular stress tests of the investment portfolio to gain reasonable assurance that periodic downdrafts in market prices do not undermine the financial strength and the long-term continuity and prospects of its operations.

(e) Government Regulation. Old Republic's insurance subsidiaries are subject to state insurance industry regulation and supervision of the jurisdictions in which they do business. The method of such regulation varies, but generally regulation has been delegated to state insurance commissioners. The state insurance commissioners are granted broad administrative powers relating to the licensing of insurers and their agents, the nature of and limitations on investments, approval of policy forms, reserve requirements, and trade practices. In addition to these types of regulation, many classes of insurance, including most of the Company's insurance coverages, are subject to rate regulations which require that rates be reasonable, adequate, and not unfairly discriminatory.

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

Each state has established minimum capital and surplus requirements to conduct insurance business. At December 31, 2025, each of the Company’s insurance subsidiaries exceeded the minimum statutory capital and surplus requirements.

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

Cybersecurity requirements specific to the insurance industry to which the Company is subject have been adopted by the New York Department of Financial Services (NY DFS), and 26 other states have adopted requirements based on the Insurance Data Security Model Law promulgated by the National Association of Insurance Commissioners. These requirements are intended to protect the information of the Company's customers, personnel and others, and its own information systems. The NY DFS Cybersecurity Regulation imposes heightened cybersecurity requirements on licensees such as the Company including required administrative and technical safeguards, and requires prompt notification for certain cybersecurity events, ransomware, and payment of extortion. Additional states are expected to adopt similar requirements, and various states also impose more general requirements to protect personal information.

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

As with many elements of the Company’s business, the first and primary level of human capital management occurs in the operating companies. This approach reflects the different needs and expectations of each operating company based on the industry specialization, lines of business, and geographical location. In addition, the flexibility of this approach to human capital management benefits the entire enterprise and leads to the identification of methods and solutions that can eventually be applied across the entire business.

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

Moreover, for long-tail coverages which generally include workers' compensation, commercial auto liability, general liability, errors and omissions (E&O) and directors’ and officers' (D&O) liability, as well as title insurance, significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company, and the payment of that loss. The length of time required to ultimately settle long-tailed claims and the costs associated with resolving these claims, coupled with uncertain and sometimes variable judicial rulings on coverage and policy allocation issues, along with the possibility of legislative actions, makes reserving for these exposures highly uncertain and creates a risk of possibly adverse developments in both known and unknown claims.

As a result of these uncertainties, the ultimate paid loss and loss adjustment expense may deviate, perhaps substantially, from the point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in the Company’s consolidated financial statements. For example, for the years ended December 31, 2025, 2024, and 2023, the Company experienced consolidated favorable development of reserves for losses and loss adjustment expenses incurred in prior years of $189.4, $151.9, and $305.8, respectively, which had a positive effect on consolidated results of operations in those periods. To the extent that loss and loss adjustment expenses exceed initial estimates, the Company's policy is to immediately recognize the less favorable experience and increase loss reserves, with a corresponding reduction in net income in the period in which the unfavorable development is identified.

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

Investment income is an important component of the Company’s net income and one of its primary sources of cash flow to support operations. As of December 31, 2025, the consolidated investment portfolio reflected an allocation of approximately 85% to fixed income (bonds and notes) and short-term investments, and 15% to equity securities (common and preferred stocks). For the years ended December 31, 2025, 2024, and 2023, the Company reported $708.7, $673.1, and $578.3 of net investment income, respectively.

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

The Company has credit risk with counterparties associated with investments, premiums receivable, and reinsurance recoverables. The Company’s subsidiaries have significant business relationships with financial institutions, particularly national banks. To secure the obligations of the insureds and certain reinsurers, the insurance subsidiaries are often the beneficiaries of a significant amount of security in the form of letters of credit, trust funds, and pledged investments. Other banks serve as depositories holding large sums of money in escrow accounts established by the Company's Title Insurance subsidiaries. Accordingly, there is a risk of concentrated financial exposure in one or more such commercial banking institutions. These counterparties may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. If any of these institutions fail or are unable to honor their credit obligations, or if escrowed funds are lost or become inaccessible due to the failure of a bank, the result could have a materially adverse effect on the Company’s business, results of operations, and financial condition.

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

These authorities recognize only statutory accounting practices for determining financial condition, results of operations, and the ability of an insurer to pay dividends to its shareholders. The specific rules governing the payment of dividends by the Company’s insurance subsidiaries vary from jurisdiction to jurisdiction. The Company’s insurance subsidiaries are domiciled in many different jurisdictions. Generally, the insurance subsidiaries are prohibited from paying dividends to the holding company in excess of either the greater or lesser of (depending upon the state involved) 10% of statutory surplus or a portion of statutory net income without the prior approval of the applicable insurance regulatory authority. Dividends declared during the fiscal years ended December 31, 2025, 2024, and 2023 to the holding company by its subsidiaries amounted to $719.5, $645.7, and $673.3, respectively. There can be no assurance that the Company’s subsidiaries will be able to continue to pay such dividends to the Company in the future. If the Company’s subsidiaries are unable to pay dividends to the holding company in amounts necessary to satisfy existing obligations, the Company’s ability to service its debt and pay dividends to its shareholders would be adversely affected.

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

The Company depends upon technology-based information systems to conduct business. The Company uses computer systems and other electronic information resources, including both proprietary and third-party technology systems and tools, to process, transmit, receive, and store certain personal, confidential, and proprietary information; to communicate with customers, service providers and other third parties by email and other electronic means; and to perform various business operations, including transferring significant amounts of funds using electronic means.

The Company’s systems and processes and those of the Company's service providers have been, and will likely remain, subject to cyber-attacks and other intrusions. These attacks are occurring with greater frequency and sophistication, and include ransomware and other malware and computer viruses designed to provide attackers with unauthorized access to, or misuse or disruption of, information systems of the Company and its service providers. A future breach of the systems of the Company, or its third-party vendors or service providers, could result in the exposure of information processed by or on behalf of the Company to unauthorized access, misuse or loss, and disrupt the Company’s ability to conduct business operations. During such an event, systems may be inaccessible to employees, service providers, customers, or business partners for an extended period of time, disrupting the ability of the Company to conduct business. These attacks could expose the Company to substantial costs and negative consequences, including the loss of funds, costs of investigation and remediation, lost revenues, reputational damage, and losses related to enforcement actions and litigation.

In addition, the email and computer systems used by the Company, its service providers, and agents for the transfer of funds have been subject to phishing and spoofing attacks designed to fraudulently direct the transfer of funds or information to an attacker. These attacks have been widely reported to involve the use of AI by attackers in order to increase their effectiveness. In some cases, unauthorized access or fraudulent transfers resulting from these attacks have not been immediately detected, thereby potentially increasing the severity of the incident. Funds transferred to a fraudulent recipient are not always recoverable and the Company may be liable for those unrecovered funds. Losses resulting from unrecovered funds could result in a material adverse effect on the Company's financial condition and results of operations.

Old Republic regularly monitors its networks, infrastructure and procedures in an effort to prevent, detect, address, and mitigate these risks. There is no assurance that the Company’s security safeguards will provide fully effective protection from such events. A cyber-attack or incident related to fraudulent transfers of funds or information could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Furthermore, Old Republic’s businesses must comply with laws and regulations enacted by U.S. federal and state governments, as well as the requirements of various regulatory organizations or exchanges relating to the privacy and security of the information of customers, employees, or others. These requirements, which change frequently, are increasing in complexity and number, and are often inconsistent. The compromise of personal, confidential, or proprietary information could expose the Company to liability from these legal and regulatory requirements, subject it to litigation and investigations, and result in financial and reputational harm, which could have a material adverse effect on the Company’s results of operations.

The use by businesses, including the Company, of AI and machine learning technologies such as generative AI continues to develop with increasing complexity and changes in the nature of technology. Laws and regulations related to AI are evolving, and there is uncertainty as to potential adoption of new laws and regulations and the application of existing laws and regulations to the use of AI. Old Republic’s businesses must comply with laws and regulations enacted by U.S. federal and state governments, as well as requirements of various regulatory organizations or exchanges relating to the use of AI. Certain decisions made by Old Republic’s businesses using AI must comply with the legal and regulatory standards that apply to these decisions, including unfair trade practice laws. These standards require, at a minimum, that decisions made by Old Republic’s businesses are not inaccurate, arbitrary, capricious, or unfairly discriminatory. Compliance with these standards is required regardless of the tools and methods Old Republic uses to make such decisions. In the absence of proper controls, AI has the potential to increase the risk of inaccurate, arbitrary, capricious, or unfairly discriminatory outcomes for consumers. The changing legislative and regulatory environment, an inability to develop appropriate governance and controls, or a lack of internal product or engineering expertise could lead to adverse consequences and subject the Company to competitive harm, legal liability, heightened regulatory scrutiny, and brand or reputational harm.

The Company may suffer losses from litigation, which could materially and adversely affect its financial condition and business operations.

Like other large insurance companies, Old Republic continually faces risks associated with litigation of various types, including claims litigation arising in the ordinary course, corporate litigation, and disputes relating to bad faith allegations. Any of this litigation could result in the Company incurring losses in excess of policy limits. The Company typically is a party to a variety of litigation matters throughout the year. Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to the Company, there exists the possibility of a material adverse impact on its results of operations and financial condition in the period in which the outcome occurs. Even if an unfavorable outcome does not materialize, the Company still may face substantial expense and disruption associated with the litigation.

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

If the Company’s investments in new operating companies are unsuccessful, the Company’s expectations for top- and bottom-line growth may not be met.

A significant component of the Company’s growth strategy includes the successful investment in new specialized insurance businesses focused on specialty niches. The Company makes upfront investments to build these new ventures and additional expenditures are required to support them as they seek to grow to scale. These new operating companies may not meet the Company's growth and profitability targets, and given the start-up nature of these new businesses, there is a risk that the Company could suffer the loss of all or a significant portion of its capital investments.

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

State insurance departments also conduct periodic examinations of the conduct and affairs of insurance companies and require the filing of annual, quarterly, and other reports relating to financial condition, holding company issues, and other matters. At any given time, governmental agencies are examining or investigating certain of the Company’s operations. These include examinations or investigations of market conduct, competitive practices, and other regulatory compliance matters. Changes in the level of regulation of the insurance industry, or changes in laws or regulations themselves, or interpretations by governmental or regulatory authorities could adversely affect the Company’s ability to operate its business as currently conducted, and adversely affect or inhibit Old Republic’s ability to achieve some or all of its business objectives.

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

In addition to regulations specific to the insurance industry, as a public company, Old Republic is also subject to the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange, each of which regulate many areas such as financial and business disclosures, corporate governance, and shareholder matters. Old Republic is also subject to the corporation laws of Delaware, its state of incorporation. At the federal level, among other laws, the Company is subject to the Sarbanes-Oxley Act and the Dodd-Frank Act, each of which regulate corporate governance, executive compensation and other areas, as well as laws relating to federal trade restrictions, privacy/data security, and terrorism risk insurance laws. The Company monitors these laws, regulations, and rules to assess the Company’s compliance and make appropriate changes as necessary. Implementing such changes may require adjustments to the Company’s business methods, increases to its costs, and other changes that could cause the Company to be less competitive in the industry.

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

While the Specialty Insurance segment does not have a meaningful exposure to homeowners or private auto coverages, the property, casualty, and liability insurance it underwrites creates exposure to claims arising out of catastrophes. The two principal catastrophe exposures are natural catastrophes and acts of terrorism. As it relates to workers' compensation policies, the exposure is greatest in areas where there are large concentrations of employees of an insured employer or other individuals who could potentially be injured and assert claims against an insured under workers' compensation policies. Collateral damage to property or persons from acts of terrorism and other calamities could also expose general liability policies.

Following the September 11, 2001 terrorist attack, the reinsurance industry eliminated coverage from substantially all reinsurance contracts for claims arising from acts of terrorism. As discussed elsewhere in this report, the U.S. Congress subsequently passed the Terrorism Risk Insurance Act (TRIA), the Terrorism Risk Insurance Revision and Extension Act (TRIREA), and the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) legislation that collectively requires primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies. Although these programs established a temporary federal reinsurance program through December 31, 2027, primary insurers like the Company’s Specialty Insurance subsidiaries retain significant exposure for terrorist act-related losses.

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

For the year ended December 31, 2025, approximately $2.2 billion or 78.1% of the Title Insurance segment’s consolidated premium and related fee income was produced by independent title agents. The other three large national title insurers generate a higher percentage of their business through employees or owned insurance agencies. Independent title agents can direct business to any title insurer, whereas owned agencies will typically direct business solely to their parent or affiliated title insurers. If the products and services provided by competitors are more attractive to independent title agents, or if the number of, or amount of business produced by, independent title agents decreases, the segment’s business may be adversely affected.

Because independent title agents issue a significant portion of the Title Insurance segment's policies and operate with substantial independence from the business, the independent operations of these title agents could adversely affect the financial condition and profitability of this segment.

The Title Insurance segment issues a significant portion of its policies through title agents that operate largely independently and without direct supervision. The independent agents typically perform title searches and examinations and make underwriting decisions for which the Title Insurance segment bears the risk. The activities of these independent title agents are governed by contract. While the Title Insurance business has policies to audit and monitor their activities, there is no guarantee that these title agents will fulfill their contractual obligations. For example, an independent agent may issue a policy that is in excess of contractual limits, or the independent title agent may not adhere to required underwriting standards. The Title Insurance segment’s contracts with agents generally limit an agent’s liability for losses. However, under certain circumstances, the segment may be liable to third parties for actions (including defalcations) or omissions of these agents. In certain states, a title insurer may be held liable for the actions or omissions of its agents in those states, including instances in which the insurer has issued a closing protection letter, regardless of contractual limitations imposed on an agent’s actions. A closing protection letter indemnifies the lender and borrower against losses relating to the status of title arising from certain actions of the agent. As a result, the use of independent title agents could result in increased claims and other costs and expenses.

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

Florida is the largest source of revenue for the Title Insurance segment. In the aggregate in 2025, Florida accounted for approximately 23% of total segment consolidated premium and related fee income. As a result of the significant income derived from customers in this state, the Title Insurance segment is exposed to adverse business or regulatory conditions that significantly or disproportionally affect Florida. For example, a declining business climate or real estate market that is localized in Florida could have an adverse effect on the segment’s results of operations. Adverse regulatory developments, including reductions in rates or increased regulatory or capital requirements in Florida could similarly adversely affect the segment’s business, financial condition, and results of operations.

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

The Company’s systems and processes have been, and will likely remain, subject to cyber threats and cyber-attacks and other intrusions. These threats and attacks are occurring with greater frequency and sophistication, and include ransom attacks, unauthorized access, misuse, denial-of-service attacks, system failures and disruptions. While these cyber threats and attacks have not resulted in a material adverse effect on the Company, a future cyber incident involving breach of the Company’s information systems or the information systems of a third-party vendor or services provider could adversely affect the Company’s business strategy, results of operations, or financial condition by exposing the Company to substantial costs and negative consequences, including the loss of funds, costs of investigation and remediation, lost revenues, and reputational damage.

Old Republic dedicates significant resources across the enterprise to regularly monitor its networks, infrastructure, and procedures in an effort to prevent, detect, address, and mitigate these risks. The Company’s Chief Information Security Officer (CISO) oversees the Company’s enterprise cybersecurity strategy while the Company’s Chief Executive Officer (CEO) retains primary responsibility for managing enterprise-wide risks, including those related to cybersecurity. The Company’s Board of Directors’ oversight responsibilities include ascertaining that appropriate policies and practices are in place for managing the identified risks faced by the enterprise, and, as discussed below, the Audit Committee of the Board of Directors has oversight authority over data protection and cybersecurity risk exposure, as well as the Company's practices and protocols for the use of AI. The Company’s CISO and Deputy CISO both have extensive experience leading large and complex cybersecurity programs. The CISO formerly served as the cybersecurity leader for Old Republic National Title Insurance Group, and designed and assisted in the implementation of the enterprise security program for a state government. The Deputy CISO formerly served as the cybersecurity leader of a publicly traded retail company and has extensive experience in various industries, including financial services.

The Company maintains a cybersecurity program, which is supplemented by the security program of each Old Republic operating company based on its particular risk, applicable insurance industry requirements, and mandates and guidance from the CISO and enterprise-wide security advisory team. These programs encompass asset protection, threat identification, monitoring, timely response procedures, containment and recovery measures, and internal escalation procedures. An enterprise-wide information technology team consisting of a working group of information technology leaders representing all operating companies meets regularly for the review and monitoring of and updates to information security business processes due to significant changes in operating environments, statutory or regulatory changes, or changing or emerging threats. Operating companies are required to report certain cyber incidents based on documented severity classification to the enterprise-wide information technology team. This team consists of key information technology personnel, including the CISO and the Chief Information Officer (CIO). They are responsible for overseeing incident response and escalation to the Company’s General Counsel and Chief Financial Officer (CFO) when necessary. As part of the Company’s overall risk management strategy, the General Counsel, CFO, and CIO, in consultation with the CEO, navigate escalated incidents for law enforcement and other external engagements, and assess the impact and materiality of such incidents on the Company’s enterprise-wide business.

While exact practices vary depending on each operating company's particular business and risk, risk assessments performed at the enterprise and subsidiary levels generally incorporate threat and vulnerability analyses and consider mitigations provided by in-place security controls. These assessments are intended to identify and assess internal and external cybersecurity risks that may threaten the security or integrity of the Company's information systems and nonpublic information processed on the Company’s information systems. Administrative, technical, and physical safeguards are implemented to protect the Company’s information systems from unauthorized access, use, or disruption.

When engaging third-party service providers (or vendors), operating companies are directed to use cybersecurity screening and risk assessment measures and to include appropriate data and system security, data privacy, and use of AI terms and conditions in vendor agreements, including, as necessary for certain vendors, a duty to report certain security incidents to the Company’s information technology team. Third-party engagement procedures generally include (1) the identification and risk assessment of third-party service providers; (2) minimum cybersecurity practices required to be met by such third-party service providers in order for them to do business with the Company; (3) due diligence processes used to evaluate the adequacy of cybersecurity practices of such third-party service providers; and (4) periodic assessment of such third-party service providers based on the risk they present and the continued adequacy of their cybersecurity practices.

Third-party cybersecurity consultants are periodically retained by the Company to conduct targeted security control assessments, and to review the Company’s security policies, standards, procedures, and controls, when applicable. Annual third-party penetration testing is used to simulate cyber-attacks and to identify potential vulnerabilities. The Company subscribes to paid third-party threat intelligence services that provide real-time information on emerging threats. The Company engages third-party assessors, consultants, and auditors to provide advisory services related to security technologies and practices.

Old Republic offers and requires security awareness and training initiatives for the holding company and each operating company to inform associates about the current cybersecurity threat environment, applicable cybersecurity requirements, and the role of each associate in cybersecurity risk mitigation.

The Audit Committee of the Company’s Board of Directors has oversight authority to review the Company’s data protection and cybersecurity risk exposure and the steps management has taken to assess and respond to the overall threat landscape, including management's strategy to mitigate the Company’s cyber risk exposure. The CISO and CIO report to the Audit Committee on current data protection and cybersecurity matters quarterly, and as may otherwise be needed. The CISO is authorized to report directly to the Audit Committee on the Company’s security program and status of cybersecurity risk management efforts. The Chair of the Audit Committee reports these matters, as appropriate, to the Board of Directors.

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

Item 3 - Legal Proceedings

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At December 31, 2025, the Company had no material non-claim litigation exposures in its consolidated business.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI." As of January 31, 2026, there were 1,832 registered holders of the Company's common stock.

Comparative Five-Year Performance Graphs for Common Stock

The following graph shows a five-year comparison of the cumulative total shareholder return for the Company's common stock and the common stock of companies included in the S&P 500 Index, of which the Company is a constituent and believes is the most appropriate comparative index, as well as a selected peer group as further discussed below. This illustration depicts $100 invested on December 31, 2020, in stock or index, including reinvestment of dividends on a pretax basis, with the years shown representing each respective fiscal year ending December 31. The information utilized to prepare the following table has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five-Year Total Shareholder Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2025)

	Dec. 2020	Dec. 2021	Dec. 2022	Dec. 2023	Dec. 2024	Dec. 2025
ORI	$100.00	$144.92	$154.60	$195.28	$248.20	$341.28
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Peer Group	$100.00	$134.54	$149.11	$159.25	$197.03	$230.79

The Peer Group has been approved by the Compensation Committee of the Company's Board of Directors and consists of the following publicly held corporations with which the Company competes in various regards: American Financial Group, Inc., American International Group, Inc., W.R. Berkley Corporation, Chubb Limited, Cincinnati Financial Corporation, CNA Financial Corporation, Fidelity National Financial, Inc., First American Financial Corporation, The Hartford Insurance Group, Inc., Stewart Information Services Corporation, and The Travelers Companies, Inc.

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
October 1 - October 31, 2025	225,700	$39.14	225,700	$903.5
November 1 - November 30, 2025	643,684	42.32	643,684	876.0
December 1 - December 31, 2025	428,614	44.59	428,614	856.7
Total	1,297,998	$42.51	1,297,998	$856.7
__________

(a)    On March 1, 2024, the Company announced a share repurchase program authorizing the repurchase of up to $1.1 billion in shares of the Company's common stock (the 2024 authorization). On August 19, 2025, the Company announced a share repurchase program authorizing the repurchase of up to an additional $750.0 million in shares of the Company's common stock, which will commence immediately following the completion of the 2024 authorization. Following the close of the year and through February 19, 2026, the Company repurchased 1.6 million additional shares for $66.6 million (average price of $40.13), resulting in a cumulative $790.0 million remaining under the current authorizations. The repurchase programs are intended to comply with Rule 10b-18 and have no expiration date, do not require the purchase of any minimum number of shares, and can be suspended, modified, or discontinued at any time without prior notice.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management discussion and analysis of financial condition and results of operations pertains to the consolidated accounts of Old Republic International Corporation, its subsidiaries, and any variable interest entities that meet the requirements for consolidation (collectively, "Old Republic", "ORI", or "the Company"). The Company conducts its business through a number of operating companies, which utilize one or more insurance company subsidiaries to issue their policies, and is organized into two segments: Specialty Insurance and Title Insurance. The Republic Financial Indemnity Group (RFIG) Run-off business through the effective date of its sale of May 31, 2024 and a small life and accident insurance business, together accounting for 0.1% of consolidated operating revenues for the year ended December 31, 2025, and 0.3% of consolidated assets as of that date, are included within the Corporate & Other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP). As a publicly held company, Old Republic utilizes GAAP to comply with the financial reporting requirements of the Securities and Exchange Commission (SEC). The FASB and the SEC periodically issue various releases, most of which require additional financial statement disclosures and provide related application guidance. Recent guidance issued by the FASB is summarized further in the Notes to Consolidated Financial Statements where applicable.

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

The insurance business is distinguished from most others in that the prices (premiums) charged for most products are set without knowing what the ultimate loss costs will be. The Company also cannot know exactly when claims will be paid, which may be many years after a policy was issued or expired. This casts Old Republic as a risk-taking enterprise managed for the long run. Old Republic therefore conducts its business with a primary focus on achieving favorable underwriting results over cycles, and on maintaining a sound financial condition to support its long-term obligations to policyholders and their beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. In addition, management engages in an ongoing assessment of operating risks that could adversely affect the Company's business and reputation.

In addition to income arising from Old Republic's basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from capital required to support the risk of the underlying business. Investment management aims for stability of income from interest and dividends, protection of capital, and for sufficiency of liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not primary objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed income and equity securities for long periods of time is enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities, and by investments in dividend-paying, publicly traded, large capitalization, highly liquid equity securities.

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

This section of this Form 10-K generally includes data for 2025, 2024, and 2023 annual periods along with a discussion primarily focused on year-to-year comparisons between 2025 and 2024. Detailed discussions of year-to-year comparisons between 2024 and 2023 can be found in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, incorporated herein by reference.

EXECUTIVE SUMMARY

Old Republic reported the following consolidated results for the year ended December 31, 2025:

•Net income of $935.4, compared to $852.7 last year.
•Net income excluding investment gains (losses) (net operating income) of $792.5, compared to $797.0 last year.
•Net operating income per diluted share of $3.15, compared to $3.03 last year.
•Consolidated net premiums and fees earned of nearly $8.1 billion, an increase of 10.1% over last year.
•Net investment income of $708.7, an increase of 5.3% over last year.
•Consolidated combined ratio of 94.7%, compared to 93.9% last year.
•Favorable loss reserve development of 2.4 points, compared to 2.2 points last year.
•Book value per share of $24.21, inclusive of cash dividends declared, up 22.0% since year-end 2024.
•Operating return on beginning of year equity of 14.1%.
•Total capital returned to shareholders of $1,022.

OVERALL RESULTS ATTRIBUTABLE TO SHAREHOLDERS

Years Ended December 31:	2025	2024	2023
Net income	$935.4	$852.7	$598.6
Net of tax investment gains (losses)	142.8	55.7	(150.8)
Net income excluding investment gains (losses)	$792.5	$797.0	$749.5

Combined ratio	94.7%	93.9%	92.6%

PER DILUTED SHARE ATTRIBUTABLE TO SHAREHOLDERS

Years Ended December 31:	2025	2024	2023
Net income	$3.72	$3.24	$2.10
Net of tax investment gains (losses)	0.57	0.21	(0.53)
Net income excluding investment gains (losses)	$3.15	$3.03	$2.63

SHAREHOLDERS' EQUITY (BOOK VALUE)

December 31:		2025	2024
Total		$5,914.0	$5,618.9
Per common share		$24.21	$22.84

Old Republic's business is managed for the long run. In this context, management's key objectives are to achieve highly profitable operating results over the long term, and to ensure balance sheet strength for the Company's obligations. Although Generally Accepted Accounting Principles (GAAP) uses net income as the measure of total profitability, management uses net income excluding net investment gains (losses) (net operating income), a non-GAAP financial measure, in its evaluation of periodic and long-term results.

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

FINANCIAL HIGHLIGHTS
				% Change
				2025	2024
Years Ended December 31:	2025	2024	2023	vs. 2024	vs. 2023
SUMMARY INCOME STATEMENTS:
Revenues:
Net premiums and fees earned	$8,052.9	$7,310.8	$6,707.7	10.1%	9.0%
Net investment income	708.7	673.1	578.3	5.3	16.4
Other income	194.9	177.6	163.1	9.8	8.9
Total operating revenues	8,956.6	8,161.6	7,449.3	9.7	9.6
Net investment gains (losses):
Realized from actual transactions and impairments	202.0	94.3	(21.4)
Realized from sale of mortgage insurance business	—	(5.4)	(45.6)
Unrealized from changes in fair value of equity securities	(22.3)	(18.9)	(123.9)
Total net investment gains (losses)	179.7	69.9	(190.9)
Total revenues	9,136.3	8,231.5	7,258.3
Operating expenses:
Loss and loss adjustment expenses	3,377.3	3,048.0	2,596.6	10.8	17.4
Underwriting, acquisition, and other expenses	4,504.5	4,036.4	3,843.6	11.6	5.0
Interest and other expenses	70.3	77.3	70.5	(9.0)	9.6
Total expenses	7,952.3	7,161.7	6,510.8	11.0%	10.0%
Pretax income	1,184.0	1,069.7	747.4
Income taxes	242.1	216.9	148.7
Total net income	941.9	852.7	598.6
Net income attributable to noncontrolling interests	6.5	—	—
Net income attributable to shareholders	$935.4	$852.7	$598.6

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income excluding investment gains (losses)	$3.23	$3.09	$2.65	4.5%	16.6%
Net investment gains (losses):
Realized investment gains (losses)	0.65	0.27	(0.19)
Unrealized from changes in fair value of equity securities	(0.06)	(0.06)	(0.34)
Basic net income	$3.82	$3.30	$2.12
Diluted net income excluding investment gains (losses)	$3.15	$3.03	$2.63	4.0%	15.2%
Net investment gains (losses):
Realized investment gains (losses)	0.63	0.27	(0.19)
Unrealized from changes in fair value of equity securities	(0.06)	(0.06)	(0.34)
Diluted net income	$3.72	$3.24	$2.10

Cash dividends declared on common stock	$3.66	$3.06	$0.98	19.6%	212.2%

The information presented in the following table highlights the most meaningful indicators of Old Republic's segmented and consolidated financial performance. The information underscores the Company's performance, as well as the sound investment of its capital and underwriting cash flows.

Sources of Consolidated Income
				2025	2024
Years Ended December 31:	2025	2024	2023	vs. 2024	vs. 2023
Net premiums and fees earned:
Specialty Insurance	$5,184.8	$4,677.0	$4,119.2	10.9%	13.5%
Title Insurance	2,858.6	2,619.1	2,562.8	9.1	2.2
Corporate & Other	9.4	14.6	25.6	(35.6)	(42.8)
Consolidated	$8,052.9	$7,310.8	$6,707.7	10.1%	9.0%

Underwriting income (loss): (a)
Specialty Insurance	$352.6	$364.0	$406.0	(3.2)%	(10.3)%
Title Insurance	69.9	79.7	75.4	(12.3)	5.7
Corporate & Other	(56.5)	(39.8)	(50.8)	(42.1)	21.8
Consolidated	$365.9	$404.0	$430.6	(9.4)%	(6.2)%

Consolidated combined ratio:
Loss ratio:
Current year	44.3%	43.9%	43.3%
Prior years	(2.4)	(2.2)	(4.6)
Total	41.9	41.7	38.7
Expense ratio	52.8	52.2	53.9
Combined ratio	94.7%	93.9%	92.6%

Net investment income:
Specialty Insurance	$611.7	$546.5	$462.7	11.9%	18.1%
Title Insurance	69.6	63.2	57.0	10.2	10.8
Corporate & Other	27.3	63.3	58.5	(56.9)	8.2
Consolidated	$708.7	$673.1	$578.3	5.3%	16.4%

Interest and other expenses (income):
Specialty Insurance	$64.3	$62.3	$80.9
Title Insurance	(0.3)	(1.1)	(1.0)
Corporate & Other (b)	6.3	16.1	(9.3)
Consolidated	$70.3	$77.3	$70.5	(9.0)%	9.6%

Pretax income excluding investment gains (losses):
Specialty Insurance	$900.0	$848.3	$787.8	6.1%	7.7%
Title Insurance	139.9	144.1	133.5	(2.9)	7.9
Corporate & Other	(35.6)	7.3	16.9	N/M	(56.5)
Consolidated	1,004.3	999.8	938.4	0.5%	6.5%
Income taxes	205.2	202.7	188.8
Net income excluding investment gains (losses)	799.1	797.0	749.5	0.3%	6.3%
Consolidated pretax investment gains (losses):
Realized from actual transactions and impairments	202.0	94.3	(21.4)
Realized from sale of mortgage insurance business	—	(5.4)	(45.6)
Unrealized from changes in fair value of equity securities	(22.3)	(18.9)	(123.9)
Total	179.7	69.9	(190.9)
Income taxes (credits)	36.8	14.2	(40.0)
Net of tax investment gains (losses)	142.8	55.7	(150.8)
Total net income	941.9	852.7	598.6
Net income attributable to noncontrolling interests	6.5	—	—
Net income attributable to shareholders	$935.4	$852.7	$598.6

(a) Includes related services.
(b) Includes consolidation/elimination entries.

Specialty Insurance Segment Operating Results

				% Change
				2025	2024
Years Ended December 31:	2025	2024	2023	vs. 2024	vs. 2023
Revenues:
Net premiums written	$5,430.1	$5,030.5	$4,356.3	7.9%	15.5%
Net premiums earned	5,184.8	4,677.0	4,119.2	10.9	13.5
Other income	194.4	177.0	162.2	9.8	9.1
Expenses:
Loss and loss adjustment expenses	3,311.9	2,999.1	2,553.3	10.4	17.5
Underwriting, acquisition, and other expenses	1,714.7	1,490.8	1,322.2	15.0	12.7
Segment underwriting income	352.6	364.0	406.0	(3.2)	(10.3)
Add: Net investment income	611.7	546.5	462.7	11.9	18.1
Less: Interest and other charges	64.3	62.3	80.9	3.2	(22.9)
Segment pretax operating income	$900.0	$848.3	$787.8	6.1%	7.7%

Loss ratio:
Current year	66.8%	66.4%	67.7%
Prior years	(2.9)	(2.3)	(5.7)
Total	63.9	64.1	62.0
Expense ratio	29.3	28.1	28.2
Combined ratio	93.2%	92.2%	90.2%

Specialty Insurance net premiums earned increased 10.9% in 2025, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including an increasing contribution from new operating companies. Premium growth was most pronounced within commercial auto, general liability, property, and accident & health coverages while Canadian premiums (travel accident and trucking) declined. Commercial auto rate increases accelerated, and general liability continued to achieve significant rate increases.

The net investment income increase was driven by higher investment yields earned, along with contributions from a higher invested asset base.

Overall, the 2025 Specialty Insurance loss ratio reflects a slightly higher current year loss ratio along with a higher level of favorable prior year loss reserve development. While strong favorable prior year development was recognized in commercial auto, the fourth quarter included a current accident year loss provision resulting primarily from higher loss trends detected within the liability portion of long-haul trucking case reserves not yet fully evidenced in paid claim data. Accordingly, the commercial auto initial 2025 accident year loss ratio that was recorded for the first nine months of 2025 was increased by approximately 3 percentage points.

Favorable prior year development came predominately from workers' compensation, commercial auto, and property. Strong favorable development within workers' compensation included an offset of $17.6 to increase prior year reserves related to an isolated credit loss on a large-deductible program in which recent elevated claim activity resulted in a collateral deficiency.

The expense ratio for 2025 was elevated but within expectations given the start-up costs of new operating companies and continued investments in personnel and information technology.

Together, these factors produced a profitable combined ratio and strong pretax operating income for 2025. For Specialty Insurance, combined ratios between 90% and 95% are targeted over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly with long-tailed lines of coverage claim payment patterns.

Title Insurance Segment Operating Results

				% Change
				2025	2024
Years Ended December 31:	2025	2024	2023	vs. 2024	vs. 2023
Revenues:
Net premiums earned	$2,594.4	$2,334.6	$2,300.9	11.1%	1.5%
Title, escrow, and other fees	264.1	284.4	261.8	(7.1)	8.6
Net premiums and fees earned	2,858.6	2,619.1	2,562.8	9.1	2.2
Other income	0.6	0.6	0.7	(3.1)	(18.1)
Expenses:
Loss and loss adjustment expenses	62.2	46.1	48.7	35.0	(5.4)
Underwriting, acquisition, and other expenses	2,727.0	2,493.8	2,439.3	9.3	2.2
Segment underwriting income	69.9	79.7	75.4	(12.3)	5.7
Add: Net investment income	69.6	63.2	57.0	10.2	10.8
Less: Interest and other charges	(0.3)	(1.1)	(1.0)	72.7	(11.3)
Segment pretax operating income	$139.9	$144.1	$133.5	(2.9)%	7.9%

Loss ratio:
Current year	3.4%	3.4%	3.7%
Prior years	(1.2)	(1.6)	(1.8)
Total	2.2	1.8	1.9
Expense ratio	95.4	95.2	95.2
Combined ratio	97.6%	97.0%	97.1%

Title Insurance net premiums and fees earned increased 9.1% in 2025. Both agency and directly produced premiums experienced double digit growth, driven by lower interest rates and strong commercial business production. Commercial premiums represented 26% of net premiums earned in 2025 compared to nearly 22% of net premiums earned in 2024. Title, escrow, and other fees declined in 2025 as a result of the sale of certain technology platforms earlier in the year, partially offset by growth in escrow and closing service fees.

Net investment income increased primarily due to higher investment yields earned.

The Title Insurance loss ratios for 2025 reflect lower levels of favorable prior year loss reserve development and relatively consistent current year losses. The 2025 expense ratio benefited from continued expense management, partially offset by higher agent commissions consistent with the higher level of agency business compared to the direct operation. In addition, the 2025 expense ratio includes approximately $15 (0.5 points) in litigation settlement expenses.

Together, these factors produced slightly lower pretax operating income for 2025. For Title Insurance, combined ratios between 90% to 95% are targeted over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range.

Corporate & Other Operating Results

				% Change
				2025	2024
Years Ended December 31:	2025	2024	2023	vs. 2024	vs. 2023
Net premiums earned	$9.4	$14.6	$25.6	(35.6)%	(42.8)%
Net investment income (a)	27.3	63.3	58.5	(56.9)	8.2
Operating revenues	36.7	77.9	84.2	(52.9)	(7.5)
Operating expenses	72.3	70.5	67.3	2.5%	4.8
Corporate & Other pretax operating income (loss)	$(35.6)	$7.3	$16.9	N/M	(56.5)%
__________

(a) Net of elimination entries.

Corporate & Other includes a small life and accident insurance business, the RFIG Run-off business through the effective date of its sale of May 31, 2024, the parent holding company, and several internal corporate services subsidiaries. Corporate & Other tends to produce highly variable results stemming from volatility inherent in the lack of scale. Net investment income for 2025 was significantly impacted by a lower invested asset base due to the return of capital to shareholders including the January 2025 special cash dividend payment, the repayment of $400 of Senior Notes which matured in October 2024, and the sale of the RFIG Run-off business. Operating expenses for 2025 reflect higher personnel costs while full year 2024 expenses reflect additional interest costs associated with debt issued on March 31, 2024 to refinance the Senior Notes which matured in October 2024.

Investments

As of December 31, 2025, the consolidated investment portfolio reflected an allocation of approximately 85% to fixed income securities (bonds and notes) and short-term investments, and 15% to equity securities (common and preferred stocks). The investment management process remains focused on retaining quality investments that produce consistent streams of investment income, while monitoring concentration limits amongst the insurance subsidiaries. The fixed income portfolio continues to be the anchor for obligations to policyholders. The maturities of the fixed income securities are generally matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries. The equity portfolio consists primarily of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

Old Republic’s investment portfolio is focused on ensuring liquidity for obligations to policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries’ capital base. For these reasons, the investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counterparty risk attributes. Old Republic performs regular stress tests of the investment portfolio to gain reasonable assurance that periodic downdrafts in market prices do not undermine the Company's financial strength.

Shareholders' Equity Per Share

Changes in shareholders' equity per share are reflected in the following table. These changes resulted mostly from net operating income, realized and unrealized investment gains (losses), and dividends to shareholders declared during the year.

	Shareholders' Equity Per Share
	December 31,
	2025	2024	2023
Beginning balance	$22.84	$23.31	$21.07
Changes in shareholders' equity:
Net income excluding net investment gains (losses)	3.23	3.09	2.65
Net of tax realized investment gains (losses)	0.65	0.27	(0.19)
Net of tax unrealized investment gains (losses):
Fixed income securities	1.02	0.12	1.31
Equity securities	(0.06)	(0.06)	(0.34)
Total net of tax realized and unrealized
investment gains (losses)	1.61	0.33	0.78
Cash dividends	(3.66)	(3.06)	(0.98)
Other - net	0.19	(0.83)	(0.21)
Net change	1.37	(0.47)	2.24
Ending balance	$24.21	$22.84	$23.31
Percentage change for the period	6.0%	(2.0)%	10.6%
Percentage change for the period, inclusive of cash dividends	22.0%	11.1%	15.3%

Total capital returned to shareholders during 2025 was $1,022, comprised of $897 in dividends, and $125 in share repurchases. Changes in shareholders' equity per share for 2025 and 2024 include the impact of special cash dividends of $2.50 per share in December 2025 (paid on January 14, 2026) and $2.00 per share in December 2024 (paid on January 15, 2025).

DETAILED MANAGEMENT DISCUSSION AND ANALYSIS

This section of Management's Discussion and Analysis of Financial Condition and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees
The major sources of Old Republic's consolidated net earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
Years Ended December 31:	2025	2024	2023
Specialty Insurance	$5,184.8	$4,677.0	$4,119.2
Title Insurance	2,858.6	2,619.1	2,562.8
Corporate & Other	9.4	14.6	25.6
Total	$8,052.9	$7,310.8	$6,707.7
Percentage change from prior period	10.1%	9.0%	(12.6)%

Consolidated net premiums and fees earned increased 10.1% for 2025 compared to 2024, resulting from strong growth in both Specialty Insurance and Title Insurance.

Net Investment Income

The following tables reflect the invested asset bases as of the indicated dates, the investment income earned, and resulting yields on such assets. Because the Company can exercise little control over fair values, management evaluates yields on the basis of investment income earned in relation to the book value of the underlying invested assets.

	Invested Assets at Book Value				Fair Value Adjust- ment	Invested Assets at Fair Value
	Specialty Insurance	Title Insurance	Corporate & Other	Total
As of December 31:
2024	$12,489.8	$1,334.2	$1,211.1	$15,035.1	$1,043.8	$16,079.0
2025	$13,125.6	$1,338.6	$1,033.7	$15,498.0	$1,341.0	$16,839.0

	Net Investment Income				Yield at
	Specialty Insurance	Title Insurance	Corporate & Other	Total	Book Value	Fair Value
Years Ended
December 31:
2023	$462.7	$57.0	$58.5	$578.3	3.82%	3.62%
2024	546.5	63.2	63.3	673.1	4.47	4.18
2025	$611.7	$69.6	$27.3	$708.7	4.64%	4.31%

Net investment income increased 5.3% in 2025 compared to 2024, driven by higher investment yields. During 2025, the Company reinvested in corporate fixed income securities with an average yield of 4.9% compared to an average book yield on disposals of 3.9%. The total fixed income portfolio book yield ended 2025 at 4.75% compared to 4.52% at the end of 2024.

Loss and Loss Adjustment Expenses

Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of December 31, 2025 and 2024:

	Loss and Loss Adjustment Expense Reserves
December 31:	2025		2024
	Gross	Net	Gross	Net
Workers' compensation	$4,698.7	$2,642.8	$4,653.0	$2,604.5
Commercial auto	4,768.9	2,205.2	4,288.6	1,993.2
General liability	2,045.4	915.8	1,763.5	817.0
Financial indemnity	979.9	735.0	926.6	715.2
Other coverages	1,405.7	1,002.9	1,206.1	903.2
Unallocated loss adjustment expense reserves	324.6	324.6	308.1	308.1
Total Specialty Insurance reserves	14,223.5	7,826.6	13,146.2	7,341.5
Title Insurance	545.7	545.7	572.7	572.7
Life and accident	6.4	4.1	8.8	6.4
Total loss and loss adjustment expense reserves	$14,775.7	$8,376.5	$13,727.7	$7,920.6
Asbestosis and environmental loss reserves included
in the above Specialty Insurance reserves:
Amount	$162.7	$101.3	$167.6	$106.5
% of total Specialty Insurance reserves	1.1%	1.3%	1.3%	1.5%

A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 5 in the Notes to Consolidated Financial Statements.

Net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's two reportable segments and for its consolidated operations were as follows:

Years Ended December 31:	2025	2024	2023
Specialty Insurance	63.9%	64.1%	62.0%
Title Insurance	2.2	1.8	1.9
Consolidated loss ratio	41.9%	41.7%	38.7%

Reconciliation of consolidated loss ratio:
Current year	44.3%	43.9%	43.3%
Prior year net favorable development	(2.4)	(2.2)	(4.6)
Consolidated loss ratio	41.9%	41.7%	38.7%

Changes to the consolidated loss ratios tend to be driven by mix changes between Specialty Insurance (with loss ratios in the mid- to low-60% range) and Title Insurance (with loss ratios in the 2% range). In 2025, the consolidated loss ratio included an amount of favorable development that is consistent with 2024 and falls within the range of management's expectation.

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

Underwriting Acquisition and Other Expenses

Expenses incurred as a percentage of premiums and related fee revenues of the Company's two reportable segments and for its consolidated operations were as follows:

Years Ended December 31:	2025	2024	2023
Specialty Insurance	29.3%	28.1%	28.2%
Title Insurance	95.4	95.2	95.2
Consolidated	52.8%	52.2%	53.9%

Changes to the consolidated expense ratios tend to be driven by mix changes between Specialty Insurance (with expense ratios in 30% range) and Title Insurance (with expense ratios in low- to mid-90% range). Variations in the Company's consolidated expense ratios also reflect a continually changing mix of coverages sold and costs of producing business within the segments. To a significant degree, expense ratios for both the Specialty and Title Insurance segments are reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income and can fluctuate with line of coverage mix. General operating expenses are routinely subject to timing as well as investments in business expansion and information technology. The 2025 consolidated expense ratio is elevated but within expectations given the start-up costs of new operating companies within Specialty Insurance and continued investments in personnel and information technology.

Combined Ratios

The combined ratios of the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

Years Ended December 31:	2025	2024	2023
Specialty Insurance	93.2%	92.2%	90.2%
Title Insurance	97.6	97.0	97.1
Consolidated	94.7%	93.9%	92.6%

Net Investment Gains (Losses)

The Company's investment policies are designed to produce a stable source of income from interest and dividends, support the protection of capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The composition of net investment gains or losses was as follows:

Years Ended December 31:	2025	2024	2023
Realized investment gains (losses) from actual transactions:
Fixed income	$(3.9)	$(112.1)	$(180.7)
Equity securities and other	209.7	206.5	165.5
Total	205.8	94.3	(15.2)
Impairment losses	(3.8)	(5.4)	(51.8)
Unrealized gains (losses) from changes in fair value of equity securities	(22.3)	(18.9)	(123.9)
Total investment gains (losses)	$179.7	$69.9	$(190.9)

The realization of investment gains or losses can be highly discretionary and can be affected by such factors as the timing of individual securities sales, the recording of estimated credit losses from write-downs of impaired securities, tax-planning and tax-rate change considerations, and modifications of investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors.

Dispositions of fixed income securities from scheduled maturities and early calls were 64.4%, 39.9%, and 48.3% of total fixed income dispositions occurring in 2025, 2024, and 2023, respectively. Realized gain (loss) activity in 2025 was related to the sale of fixed income and equity securities to fund the Company's return of capital through share repurchases and special dividends, as well as portfolio management.

Income Taxes

The effective consolidated income tax rates were 20.4%, 20.3%, and 19.9% in 2025, 2024, and 2023, respectively. Changes in the effective tax rates reflect primarily the varying proportions of pretax operating income derived from partially tax-preferred investment income (principally tax-exempt interest and dividend income).

Segment Underwriting Overview

Specialty Insurance

Summary Underwriting Results
				% Change
				2025	2024
Years Ended December 31:	2025	2024	2023	vs. 2024	vs. 2023
Revenues:
Net premiums written	$5,430.1	$5,030.5	$4,356.3	7.9%	15.5%
Net premiums earned	5,184.8	4,677.0	4,119.2	10.9	13.5
Other income	194.4	177.0	162.2	9.8	9.1

Expenses:
Loss and loss adjustment expenses	3,295.6	2,975.6	2,536.7	10.8	17.3
Dividends to policyholders	16.2	23.5	16.5	(31.1)	42.0
Underwriting, acquisition, and other expenses:
Commissions	622.2	546.8	465.3	13.8	17.5
Insurance taxes, licenses, and fees	203.0	172.7	159.8	17.5	8.1
Subtotal	825.2	719.6	625.2	14.7	15.1
General expenses	889.4	771.1	697.0	15.3	10.6
Total underwriting, acquisition, and
other expenses	1,714.7	1,490.8	1,322.2	15.0	12.7
Segment underwriting income	$352.6	$364.0	$406.0	(3.2)%	(10.3)%

Loss ratio:
Current year	66.8%	66.4%	67.7%
Prior years	(2.9)	(2.3)	(5.7)
Total	63.9	64.1	62.0
Expense ratio	29.3	28.1	28.2
Combined ratio	93.2%	92.2%	90.2%

Specialty Insurance continued to produce growth and profitability, reflecting the success of the Company's specialty strategy and operational excellence initiatives. Growth included increasing contributions from new specialty operating companies. In addition, seven Specialty Insurance operating companies continue to expand their writings of surplus lines business for property, general liability, and financial indemnity solutions. Some of the new operating companies target the wholesale distribution channel, where excess & surplus solutions are prevalent.

Following the Company’s strategy to add operating companies, narrow and deep in their specialty niche, on October 23, 2025, the Company announced it entered into a definitive agreement to acquire Everett Cash Mutual Insurance Co. and affiliated companies (ECM) following its conversion to a stock company in a sponsored demutualization transaction. ECM is a leading insurer of small farmowners and select commercial agricultural operations. The transaction is expected to close in 2026 upon completion of required regulatory and policyholder approvals. Additionally, on September 30, 2025, the Company announced the formation of its new environmental insurance company that will deliver customized primary and excess liability solutions to businesses of varying scales and complexities. These products will be distributed through a carefully curated network of wholesale and retail brokers, to help ensure that clients receive specific coverage options and the benefit of expert consultation.

Premiums & Fees

The percentage of net earned premiums for major insurance coverages in the Specialty Insurance segment was as follows:

	Specialty Insurance Net Earned Premiums by Type of Coverage
Years Ended December 31:	2025	2024	2023
Commercial auto	42.1%	41.9%	41.0%
Workers' compensation	17.0	17.9	19.5
Property	13.4	12.8	11.5
General liability	8.4	7.8	6.1
Financial indemnity	6.9	6.9	8.4
Home and auto warranty	6.5	6.7	7.6
Other coverages	5.7%	6.0%	5.9%

Specialty Insurance net premiums earned increased 10.9% for 2025, driven by a combination of premium rate increases, high renewal retention ratios, and new business production, including an increasing contribution from new operating companies. Premium growth was most pronounced within commercial auto, general liability, property, and accident & health coverages while Canadian premiums (travel accident and trucking) continued to decline. Commercial auto rate increases accelerated in the fourth quarter of 2025 in response to increases in loss trends. General liability continued to achieve significant rate increases.

Loss and Loss Adjustment Expenses

The percentage of net loss and loss adjustment expenses measured against net premiums earned by major types of insurance coverage were as follows:

	Specialty Insurance Loss Ratios by Type of Coverage
Years Ended December 31:	2025	2024	2023
Commercial auto	72.3%	72.4%	71.5%
Workers' compensation	59.0	48.0	41.4
Property	53.5	53.2	61.0
General liability	62.7	72.9	76.0
Financial indemnity	48.0	63.9	48.2
Home and auto warranty	54.9	58.2	65.5
Other coverages	71.7	73.1	65.9
All coverages	63.9%	64.1%	62.0%

Overall, the loss ratios for Specialty Insurance in 2025 were consistent with 2024, with a slight increase in the current year loss ratio being offset by higher favorable prior year loss reserve development. When comparing the loss ratios by line of coverage, the 2025 current year ratios were fairly consistent with 2024, however, there were some notable variations of prior year development.
•Workers’ compensation had strong favorable development that was considerably less than the level experienced in 2024. In 2025, prior year reserves increased by $17.6 related to an isolated credit loss on a large-deductible program. Recent elevated claim activity experienced by this program resulted in a collateral deficiency;
•General liability had minimal unfavorable development in 2025 compared to an elevated level in 2024; and
•Financial indemnity had favorable development in 2025 compared to unfavorable development in 2024 that was due to reserve strengthening of transactional risk reserves.

Net favorable reserve development in 2025 came primarily from:

•Workers’ compensation (favorable development predominantly from accident years 2020 and prior, partially offset by unfavorable development predominantly from years 2021-2024);
•Commercial auto (favorable development predominantly from accident years 2022 and prior, partially offset by unfavorable development from 2023); and
•Property, which includes commercial multi-peril (favorable development predominantly from accident years 2015-2024).

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2025 and 2024 is as follows:

December 31:	2025		2024
	Gross	Net	Gross	Net
Asbestosis:
Reserves at beginning of year	$146.2	$88.4	$109.2	$70.2
Loss and loss expenses incurred	10.7	2.3	52.1	27.9
Loss and loss adjustment expenses paid	15.9	7.9	15.1	9.7
Reserves at end of year	140.9	82.8	146.2	88.4

Environmental:
Reserves at beginning of year	21.4	18.1	21.4	17.3
Loss and loss expenses incurred	5.8	5.4	1.3	1.2
Loss and loss adjustment expenses paid	5.4	5.0	1.3	0.4
Reserves at end of year	21.8	18.4	21.4	18.1
Total asbestosis and environmental reserves	$162.7	$101.3	$167.6	$106.5
Asbestosis and environmental (A&E) claim developments included in the general liability coverages above are typically attributable to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages' reserves, most often workers' compensation, deemed assignable to the A&E category of losses. Except for a small portion from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued during the 1980's and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unaffiliated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this analysis of an insurer's A&E loss reserve level, Old Republic's average five-year paid loss survival ratios stood at 7.8 years (gross) and 7.7 years (net of reinsurance) as of December 31, 2025, and 8.3 years (gross) and 8.4 years (net of reinsurance) as of December 31, 2024. Fluctuations in this ratio between years can be caused by the inconsistent payout patterns associated with these types of claims. For the five years ended December 31, 2025, incurred A&E claims and related loss settlement costs have averaged 0.6% of average annual Specialty Insurance loss and loss adjustment expenses.

Sales and General Expenses

The expense ratio for 2025 was elevated compared to 2024 but within expectations given the continued start-up costs of new operating companies and investments in personnel and information technology. Specialty Insurance has started up five new operating companies in the last four years that are not operating at full scale. Depending on the operating company, it can take three to five years before scale is achieved, and the operating company becomes accretive to earnings. In addition, Specialty Insurance is investing in modernizing core systems (policy administration, claims, billing, and data warehouse) at several operating companies. Some of these modernization projects have reached the point where the new core system has been put into production while the system being replaced remains in service for some period of time. The Company expects some level of these redundant costs to exist over the next few years, at which time expenses should decrease as the old systems are fully decommissioned. Additional information technology investments are also being made in data and analytics and artificial intelligence initiatives.

Title Insurance

Summary Underwriting Results
				% Change
				2025	2024
Years Ended December 31:	2025	2024	2023	vs. 2024	vs. 2023
Revenues:
Net premiums earned	$2,594.4	$2,334.6	$2,300.9	11.1%	1.5%
Title, escrow, and other fees	264.1	284.4	261.8	(7.1)	8.6
Total premiums and fees	2,858.6	2,619.1	2,562.8	9.1	2.2
Other income	0.6	0.6	0.7	(3.1)	(18.1)

Expenses:
Loss and loss adjustment expenses	62.2	46.1	48.7	35.0	(5.4)
Underwriting, acquisition, and other expenses:
Commissions	1,784.8	1,601.2	1,608.1	11.5	(0.4)
Insurance taxes, licenses, and fees	45.0	37.5	18.7	19.9	100.0
Subtotal	1,829.9	1,638.7	1,626.8	11.7	0.7
General expenses	897.1	855.1	812.4	4.9	5.3
Total underwriting, acquisition, and
other expenses	2,727.0	2,493.8	2,439.3	9.3	2.2
Segment underwriting income	$69.9	$79.7	$75.4	(12.3)%	5.7%

Loss ratio (a):
Current year	3.4%	3.4%	3.7%
Prior years	(1.2)	(1.6)	(1.8)
Total	2.2	1.8	1.9
Expense ratio	95.4	95.2	95.2
Combined ratio	97.6%	97.0%	97.1%
__________

(a)    Title loss, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.

Title Insurance experienced premium growth compared to last year, however, an elevated combined ratio reflects difficult market conditions, lower favorable reserve development, a litigation settlement expense, and the cyclical nature of this business.

Premiums & Fees

Title Insurance premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly-owned agency subsidiaries) are generally recognized as income at the transaction closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. Title premium and fee revenues produced by independent title agents are recognized upon receipt, rather than making estimates that could be subject to significant variance from actual premium and fee production. Such receipts can result in up to a four-month lag relative to the effective date of the underlying title policy and are offset concurrently by production expenses and loss reserve provisions.

The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

	Premium and Fee Production by Source
Years Ended December 31:	2025	2024	2023
Direct Operations	21.9%	23.0%	21.0%
Independent Title Agents	78.1%	77.0%	79.0%

Title Insurance net premiums and fees earned increased 9.1% in 2025. Both agency and directly produced premiums experienced double digit growth, driven by lower interest rates and strong commercial business production. Commercial premiums represented 26% of net premiums earned. Title, escrow, and other fees declined 7.1% as a result of the sale of certain technology platforms earlier in the year which was slightly offset by growth in escrow and closing service fees.
Loss and Loss Adjustment Expenses

Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. Favorable developments of reserves established in prior years continued to reduce the loss ratios for the periods reported. The Title Insurance loss ratios reflect a lower level of favorable prior year loss reserve development and consistent current year losses. The favorable development in 2025, primarily from years 2019-2022, was partially offset by unfavorable development from 2018, 2023, and 2024.

Sales and General Expenses

The 2025 expense ratio benefited from continued expense management, partially offset by higher agent commissions consistent with the higher level of agency business compared to the direct operation. In addition, the expense ratio for 2025 includes approximately $15 (0.5 points) in litigation settlement expenses.

FINANCIAL CONDITION

The resiliency of ORI’s business model rests on the 19 different P&C operating companies within Specialty Insurance and Title Insurance. Each operating company is a specialist, narrow and deep in their specialty niche, with a keen focus on service, including distribution, claims, underwriting, and risk control. They operate with autonomy and accountability, with the attendant benefits of diversification to manage risk. The portfolio of diverse specialty businesses is supported by a strong balance sheet, conservatively managed and reflected by an A+ rating from A.M. Best. ORI’s ongoing profitability and strong balance sheet has enabled the return of a record amount of capital to shareholders in recent years. With 7.3% insider ownership, ORI’s employees, officers, and directors are directly aligned with shareholder value creation.

Balance Sheet Metrics and Performance Statistics

December 31:	2025	2024
Total investments	$16,839.0	$16,079.0
Total assets	29,862.7	27,843.1
Long-term debt	1,589.9	1,588.7
Total liabilities	23,934.2	22,224.1
Total shareholders' equity	5,914.0	5,618.9
Book value per share	24.21	22.84
Debt to equity ratio	26.9%	28.3%

Total assets at December 31, 2025 increased 7.3% since year-end 2024, including an increase of 4.7% in total investments from strong operating cash flows and higher valuations, partially offset by the return of excess capital, including the $496.1 special dividend paid in the first quarter 2025. Total liabilities increased 7.7% since year-end 2024, including expected growth in insurance balances, a higher deferred income tax liability primarily related to higher valuations of investments, and similar dividend payable amounts in both years related to special dividends declared but unpaid. Shareholder's equity increased 5.3%, resulting in a debt to equity ratio of 26.9%.

ORI’s growth in book value per share including dividends is one of the various markers of performance and strength, calculated as the sum of the annual change in book value per share plus cash dividends declared. As shown in the tables below, this amounts to 22.0% for 2025, compared with 11.1% for 2024. The increase, in addition to strong dividends, was primarily due to strong net operating income and higher gains from the investment portfolio. The primary drivers and total of ORI’s growth in book value are shown in the tables below.

Drivers of Growth in Book Value Including Dividends

Years Ended December 31:	2025	2024
Net operating income	14.1%	13.3%
Realized investment gains	2.8	1.2
Unrealized from changes in fair value of equity securities	4.2	0.3
Other	0.8	(3.6)
Total	22.0%	11.1%

Growth in Book Value Including Dividends

Years Ended December 31:	2025	2024
End of period book value	$24.21	$22.84
Less beginning of period book value	22.84	23.31
Change in book value	1.37	(0.47)
Dividend declared to shareholders	(3.66)	(3.06)
Total	$5.03	$2.59

Total from change in book value	6.0%	(2.0)%
Total from dividends declared to shareholders	16.0	13.1
Total growth in book value including dividends	22.0%	11.1%

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both December 31, 2025 and 2024, nearly all of the Company's investments consisted of marketable securities. The investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counterparty risk attributes. At December 31, 2025, the Company had no fixed income securities in default as to principal and/or interest.

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

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a)

December 31:	2025	2024
Aaa	1.1%	18.0%
Aa	23.1	9.4
A	42.5	40.5
Baa	32.3	30.7
Total investment grade	99.0	98.6
Non-investment grade or non-rated issuers	1.0	1.4
Total	100.0%	100.0%
__________

(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, Corporates, and Municipal issuers.

With approximately 99.0% and 98.6% of the Company's fixed income securities considered investment grade at December 31, 2025 and 2024, respectively, tight credit spreads have resulted in a preference toward purchases of higher rated securities in recent years. The shift in credit quality within investment grade securities from 2024 to 2025 is largely due to the downgrade of U.S. Treasury Notes by several major credit rating agencies during 2025. The Company primarily owns U.S. Treasury Notes to place on deposit with the states its insurance companies are licensed to conduct business.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Fixed Income Securities

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Basic Materials	$43.6	$0.9	$0.1	$44.4
Consumer, Cyclical	41.1	0.1	0.9	40.3
Industrial	21.5	0.1	0.2	21.4
Energy	8.8	—	—	8.8
Other (includes two industry groups)	11.8	0.7	0.1	12.4
Total	$127.1	$2.0	$1.5	$127.6

Investment Grade Fixed Income Securities by Industry Concentration:
Consumer, Non-cyclical	$2,273.9	$53.8	$1.8	$2,325.9
Utilities	2,272.5	53.2	7.0	2,318.8
Government	1,790.7	13.2	20.9	1,783.1
Industrial	1,648.5	42.1	2.1	1,688.5
Financial	1,578.4	38.0	1.4	1,615.0
Consumer, Cyclical	904.2	23.5	0.3	927.5
Energy	699.6	15.3	1.5	713.4
Other (includes four industry groups)	1,183.4	27.6	1.2	1,209.7
Total	$12,351.7	$267.1	$36.6	$12,582.1

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment and not indicative of a deterioration of credit quality. Consistent with a lower interest rate environment, gross unrealized gains have increased while gross unrealized losses have decreased from 2024 to 2025.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Equity Securities

December 31, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities by Industry Concentration:
Consumer, Non-cyclical	$430.4	$222.6	$14.9	$638.1
Utilities	379.9	188.2	2.4	565.8
Industrial	213.6	314.0	4.0	523.6
Energy	137.8	105.7	—	243.5
Consumer, Cyclical	59.9	80.8	—	140.7
Financial	50.0	93.6	—	143.7
Other (includes five industry groups)	105.8	129.2	3.0	232.0
Total	$1,377.7	$1,134.4	$24.3	$2,487.7

The Company's equity portfolio consists primarily of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends. The Company's invested asset base in equity securities, as well as the corresponding gross unrealized gains and losses, have remained relatively consistent from 2024 to 2025.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
December 31, 2025	All	Non-Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$422.7	$5.9	$1.8	$—
Due after one year through five years	1,102.4	40.1	26.0	0.6
Due after five years through ten years	849.6	21.7	9.3	0.8
Due after ten years	101.1	—	0.9	—
Total	$2,476.0	$67.8	$38.1	$1.5

Total gross unrealized losses on all fixed income securities dropped 76.7% from 2024 to 2025. This decrease is evident across all maturity categories, with the most pronounced improvement in fixed income securities with maturities of greater than five years. This aligns with the duration profile of the portfolio, where longer-dated securities are typically more sensitive to changes in interest rates.

Actual maturities may differ from contractual maturities due to rights to call or prepay obligations.

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
December 31, 2025	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Income Securities:
One to six months	$5.3	$—	$—	$5.3
Seven to twelve months	—	—	—	—
More than twelve months	32.7	—	—	32.7
Total	$38.1	$—	$—	$38.1

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment and not indicative of a deterioration of credit quality.

Age Distribution of Fixed Income Securities

December 31:	2025	2024
Maturity Ranges:
Due in one year or less	10.9%	11.9%
Due after one year through five years	46.6	47.9
Due after five years through ten years	38.9	37.4
Due after ten years through fifteen years	3.5	2.7
Due after fifteen years	0.1	0.1
Total	100.0%	100.0%

Average Maturity in Years	4.6	4.5
Duration	3.9	3.8

The slight shift to fixed income securities with longer maturities is a result of investing opportunistically with heavy consideration given to asset-liability matching. Average maturity in years provides insight into the duration profile of the fixed income portfolio by measuring the weighted-average time until principal is repaid. Average maturity remained relatively unchanged from 2024 to 2025, indicating that reinvestment activity continued to focus on securities with similar maturities.

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of December 31, 2025 implies that a 100-basis point parallel increase in interest rates from current levels would result in a decline in the fair value of the fixed income investment portfolio of approximately 3.9%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on year-end 2025 data, the maximum amount of dividends that can be paid to the parent company by its insurance and a small number of non-insurance company subsidiaries during 2026 without prior approval of appropriate regulatory authorities is approximately $984.8. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated cash dividend payments to shareholders, operating expenses, and the near-term capital needs of its operations.

Old Republic's total capitalization of $7,503.9 at December 31, 2025 consisted of debt of $1,589.9 and shareholders' equity of $5,914.0. Changes in the ORI shareholders' equity account reflect primarily net operating income, realized and unrealized gains (losses), dividend payments to shareholders, and share repurchases for the year then ended. At December 31, 2025, the Company's consolidated debt to equity ratio was 26.9%. The Company has adequate sources of liquidity available to retire the Senior Notes maturing in August 2026 in the event that market conditions are not favorable to refinancing.

Old Republic has paid a regular cash dividend without interruption since 1942 (84 years), and it has raised the regular annual cash dividend for each of the past 44 years. The dividend amount is reviewed and approved by the Board of Directors quarterly and annually. In establishing each year's regular cash dividend, the Company does not follow a strict formulaic approach, and favors an increasing dividend amount largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's regular dividend is set judgmentally in consideration of such key factors as the dividend-paying capacity of the Company's insurance subsidiaries, the trends in average annual earnings for the five to ten most recent calendar years, the amount of stock repurchases, and management's long-term expectations for the Company's consolidated business. Over the last several years, the Company has repurchased significant amounts of its outstanding shares, and the Board of Directors decided to increase regular cash dividends accordingly.

During 2025, the Company returned capital to shareholders of $1,022.2, comprised of $897.4 in dividends and $124.7 in share repurchases (3.2 million shares at an average price of $38.71 per share). Following the close of the year and through February 19, 2026, the Company repurchased 1.6 million additional shares for $66.6 (average price of $40.13), leaving $40.0 remaining under the March 1, 2024 authorization (the 2024 authorization). On August 19, 2025, the Company announced a share repurchase program authorizing the repurchase of up to an additional $750.0 in shares of the Company's common stock, which will commence immediately following the completion of the 2024 authorization, resulting in a cumulative $790.0 remaining under the current authorizations. The repurchase programs are intended to comply with Rule 10b-18 and have no expiration date, do not require the purchase of any minimum number of shares and can be suspended, modified or discontinued at any time without prior notice. Old Republic may also periodically repurchase shares pursuant to written, pre-arranged Rule 10b5-1 plans. The Company's Board of Directors also declared special cash dividends of $2.50 per share in December 2025 (paid on January 14, 2026) and $2.00 per share in December 2024 (paid on January 15, 2025). In reaching a decision to authorize the share repurchase programs and/or special dividends, the Board of Directors evaluates such factors as the current and foreseeable liquidity and capital needs of the parent holding company and its operating companies. Capital needs are estimated based on many factors including statutory requirements of the Company's insurance company subsidiaries (largely based on risk-based capital requirements, reserves to surplus ratios, and premiums to surplus ratios), internal enterprise risk management metrics that measure balance sheet risks against the Company's risk tolerances (including various stress tests), and capital required to maintain the current rating agency ratings.

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

Contractual Obligations

The following table shows certain information relating to the required reporting of contractual obligations as of December 31, 2025:

	2026	2027 and 2028	2029 and 2030	2031 and After	Total
Contractual Obligations:
Debt	$550.0	$—	$—	$1,050.0	$1,600.0
Interest on Debt	69.3	96.0	96.0	593.5	854.9
Operating Leases	52.3	80.5	49.7	59.3	242.0
Loss and Loss Adjustment Reserves (a)	3,634.5	4,308.1	1,958.9	4,874.1	14,775.7
Total	$4,306.2	$4,484.7	$2,104.7	$6,576.9	$17,472.7
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

The following table displays the Company's Specialty Insurance liabilities reinsured by its ten largest reinsurers as of December 31, 2025.

					% of Total
	A.M.	Reinsurance Recoverable		Total	Consolidated
	Best	on Paid	on Loss	Exposure	Reinsured
Reinsurer	Rating	Losses	Reserves	to Reinsurer	Liabilities
Day One Insurance, Inc.	Unrated	$—	$1,585.4	$1,585.4	24.0%
Hannover Ruckversicherungs	A+	34.7	569.6	604.4	9.2
Archway Insurance, Ltd.	Unrated	2.3	596.3	598.7	9.1
Endurance Assurance Corporation	A+	14.0	304.9	319.0	4.8
Summit Insurance, Ltd.	Unrated	—	311.6	311.6	4.7
Munich Re America, Inc.	A+	24.6	191.0	215.6	3.3
ARU SPC, Ltd.	Unrated	2.5	175.2	177.8	2.7
Partner Reinsurance Company	A+	8.2	143.9	152.2	2.3
Catalyst Insurance, Ltd.	Unrated	1.4	149.5	151.0	2.3
National WC Reinsurance Pool	Industry Pool	17.8	131.9	149.8	2.3
		$106.0	$4,159.8	$4,265.9	64.6%

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid losses and unearned premium reserves. Such reinsurance balances recoverable from nonadmitted foreign and certain other reinsurers, such as captive insurance companies owned by insureds or business producers, are substantially collateralized by irrevocable letters of credit, securities, and other financial instruments. Collateral levels for balances or credits arising from retrospectively rated, high deductible, or contractual liability policies are determined based on an insured's estimated losses, as well as a credit analysis and evaluation of financial strength. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and insureds who purchase its retrospectively rated or high deductible policies. Allowances for estimated credit losses are recognized because reinsurance, retrospectively rated, high deductible, and contractual liability policies do not relieve Old Republic from its obligations to insureds or their beneficiaries.

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, Specialty Insurance secures reinsurance protection on property and liability coverages to mitigate net losses above: $10.0 for workers' compensation; $8.5 for commercial auto liability; $8.5 for general liability; $9.0 for D&O; $3.4 for aviation; and $25.0 for property coverages. The majority of residential title policies issued by Title Insurance are less than $1.0. Effective January 1, 2026, given Title Insurance's increased appetite to write larger commercial title policies, reinsurance was secured to mitigate net losses above $25.0, covering all policies in force at the effective date and those subsequently issued over the term of the contract.

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

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company therefore became fully exposed to such claims. The Terrorism Risk Insurance Act (TRIA), the Terrorism Risk Insurance Revision and Extension Act (TRIREA), and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA) were subsequently placed into law and serve as a federal reinsurance program administered by the Secretary of the Treasury. This legislation requires primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies (excluding such coverages as commercial auto, burglary and theft, professional liability, and farmowners multi-peril insurance) and also provides for temporary reinsurance protection through December 31, 2027.

Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. The program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger was $200.0 for 2025. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposures.

CRITICAL ACCOUNTING ESTIMATE - ESTABLISHMENT OF RESERVES FOR
LOSSES AND LOSS ADJUSTMENT EXPENSES

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

Old Republic believes that its most critical accounting estimate relates to the establishment of reserves for losses and loss adjustment expenses. The Company's reserves for losses and loss adjustment expenses represents the accumulation of estimates of ultimate losses payable, including those incurred but not reported (IBNR). The establishment of loss reserves is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of: the opinions of a large number of persons; the application and interpretation of historical precedent and trends; expectations as to future developments; and management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to reserves for insured events of prior years estimates are referred to as unfavorable development, whereas any changes that decrease previous estimates of the Company's ultimate liability are referred to as favorable development.

Most of Old Republic's consolidated loss and loss adjustment expense reserves stem from its Specialty Insurance business. At December 31, 2025, such reserves accounted for 96.3% and 93.4% of consolidated gross and net of reinsurance reserves, respectively, while comparable reserves at December 31, 2024 represented 95.8% and 92.7% of the respective consolidated amounts.

The Company's reserve setting process reflects the nature of its insurance business and the operationally decentralized basis upon which it is conducted. Old Republic's Specialty Insurance operations encompass a large variety of coverages or classes of predominantly commercial insurance; it does not have a meaningful exposure to homeowners or private passenger auto insurance. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims from trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to E&O, D&O or transactional risk liability coverages are usually not prone to immediate evaluation or quantification because such claims may be litigated over several years and their ultimate costs may be affected by judge or jury verdicts. Approximately 86% of the Specialty Insurance's loss reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

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

Aggregate loss reserves consist of estimates for claims and allocated loss adjustment expenses that have been reported (case) to the Company and reserves for claims and allocated loss adjustment expenses that have been incurred but not yet reported (IBNR) or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends and are intended to cover the unallocated costs of claim departments' administration of case and IBNR claims over time.

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

As discussed above, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•Holding expected loss ratios for the two to five most recent accident years, particularly for long-tail coverages as to which information about covered losses emerges and becomes more accurately quantifiable over long periods of time. Long-tail coverages generally include workers' compensation, commercial auto liability, general liability, E&O and D&O liability, as well as title insurance. Gross loss reserves related to such long-tail coverages ranged between 93.0% and 94.2%, and averaged 93.8% of gross consolidated loss reserves as of the three most recent year-ends. Net of reinsurance recoverables, such reserves ranged between 93.2% and 94.9% and averaged 94.0% as of the same dates.
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

Specialty Insurance net loss reserves can be affected by actual experience differing from expectations related to the:

•Frequency of claims incurred but not reported;
•Effect of reserve discounts applicable to certain workers' compensation claims;
•Severity of litigated claims;
•Governmental or judicially imposed retroactive conditions in the settlement of claims such as noted elsewhere in this document in regard to black lung disease claims;
•Inflation rates applicable to repairs and the medical benefits portion of claims; and
•Emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or A&E claims.

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

Consolidated loss costs developed favorably in the three most recent calendar years. This development had the effect of reducing consolidated annual loss costs for the three most recent years within a range of 4.8% and 10.6%, or by an average of approximately 6.9% per year. As a percentage of each of these years' consolidated earned premiums and fees, the favorable developments have ranged between 2.2% and 4.6%, and have averaged 3.0%.

The consolidated cumulative development on prior year loss reserves over the past ten years through December 31, 2025 has ranged from 2.5% favorable to 17.4% favorable and averaged 12.5% favorable (approximately $1,046.1 based on current year ending reserves). Given the long tail associated with most of the Company’s lines of business, this loss reserve development has occurred over many years. The consolidated one-year development on prior year loss reserves over the past ten years through December 31, 2025 has ranged from 0.5% favorable to 4.3% favorable and averaged 2.4% favorable (approximately $198.2 based on current year ending reserves). Management does not have a practical business reason for making projections of likely outcomes of future loss developments. Further, the analysis and evaluation of the existing business mix, the natural offset effects of the Company's diverse coverage, current aggregate loss reserve levels, and loss development patterns suggest these historical outcomes are illustrative of the reasonable likelihood of how 2025 year-end loss reserves could ultimately develop. The most significant factors impacting the potential reserve development for each of the Company's insurance segments are discussed above.

The current analysis of loss development factors and economic conditions influencing the Company's insurance coverages point to a position of reserve adequacy. In management's opinion, the other segments' loss reserve development patterns (most notably those associated with title insurance) show greater variability due to changes in economic conditions which cannot be reasonably anticipated. Consequently, management believes that using the historical outcomes presented above provides a reasonable range of cumulative and one-year reserve development for a sensitivity analysis of the Company's consolidated reserves as of December 31, 2025.

FORWARD-LOOKING STATEMENTS

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2025:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500		Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500

Interest Rate Risk:
Fixed Income Securities	$12,709.8	100	basis point rate increase	$12,212.8
		200	basis point rate increase	11,715.9
		100	basis point rate decrease	13,206.8
		200	basis point rate decrease	$13,703.7

Equity Price Risk:
Equity Securities	$2,487.7	10%	increase in the S&P 500	$2,656.9
		20%	increase in the S&P 500	2,826.0
		10%	decline in the S&P 500	2,318.5
		20%	decline in the S&P 500	$2,149.4

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2025	2024
Assets
Investments:
Fixed income securities (at fair value) (amortized cost: $12,478.8 and $12,175.9)	$12,709.8	$12,091.5
Equity securities (at fair value) (cost: $1,377.7 and $1,410.7)	2,487.7	2,540.7
Short-term investments (at fair value which approximates cost)	1,613.6	1,403.7
Other investments	27.7	42.8
Total investments	16,839.0	16,079.0
Cash	263.2	201.9
Accrued investment income	141.1	127.9
Accounts and notes receivable	2,782.2	2,471.6
Reinsurance balances and funds held	404.5	423.1
Reinsurance recoverable: Paid loss and loss adjustment expenses	209.9	185.3
Loss and loss adjustment expense reserves	6,399.1	5,807.1
Unearned premium and policy reserves	1,131.1	921.6
Deferred policy acquisition costs	636.2	531.3
Other assets	1,055.9	1,094.0
Total assets	$29,862.7	$27,843.1

Liabilities and Equity
Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves	$14,775.7	$13,727.7
Unearned premiums	3,982.5	3,505.4
Other policyholders' benefits and funds held	177.8	174.0
Total policy liabilities	18,936.1	17,407.2
Commissions, expenses, fees, and taxes	601.8	547.5
Reinsurance balances and funds held	1,428.0	1,409.8
Federal income tax: Deferred	219.3	129.1
Debt	1,589.9	1,588.7
Other liabilities	1,158.7	1,141.6
Total liabilities	23,934.2	22,224.1
Equity:
Shareholders' Equity:
Preferred stock ($0.01 par value; 75,000,000 shares authorized; none issued)	—	—
Common stock ($1.00 par value; 500,000,000 shares authorized; 246,355,085 and 248,817,316 shares issued)(Class B - $1.00 par value; 100,000,000 shares authorized; none issued)	246.3	248.8
Additional paid-in capital	23.3	—
Retained earnings	5,515.2	5,519.7
Accumulated other comprehensive income (loss)	163.1	(102.4)
Unallocated 401(k) plan shares (at cost)	(34.1)	(47.1)
Treasury stock (at cost) (no shares outstanding)	—	—
Total shareholders' equity	5,914.0	5,618.9
Noncontrolling interests	14.4	—
Total equity	5,928.4	5,618.9
Total liabilities and equity	$29,862.7	$27,843.1

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Net premiums earned	$7,788.7	$7,026.4	$6,445.9
Title, escrow, and other fees	264.1	284.4	261.8
Total premiums and fees	8,052.9	7,310.8	6,707.7
Net investment income	708.7	673.1	578.3
Other income	194.9	177.6	163.1
Total operating revenues	8,956.6	8,161.6	7,449.3
Net investment gains (losses):
Realized from actual transactions and impairments	202.0	88.8	(67.0)
Unrealized from changes in fair value of equity securities	(22.3)	(18.9)	(123.9)
Total net investment gains (losses)	179.7	69.9	(190.9)
Total revenues	9,136.3	8,231.5	7,258.3

Expenses:
Loss and loss adjustment expenses	3,361.1	3,024.4	2,580.0
Dividends to policyholders	16.2	23.5	16.5
Underwriting, acquisition, and other expenses	4,504.5	4,036.4	3,843.6
Interest and other charges	70.3	77.3	70.5
Total expenses	7,952.3	7,161.7	6,510.8
Income before income taxes	1,184.0	1,069.7	747.4

Income Taxes (Credits):
Current	225.2	205.2	186.2
Deferred	16.8	11.7	(37.4)
Total income taxes	242.1	216.9	148.7

Net Income:
Total net income	941.9	852.7	598.6
Net income attributable to noncontrolling interests	6.5	—	—
Net Income to Shareholders	$935.4	$852.7	$598.6

Net Income Per Share:
Basic	$3.82	$3.30	$2.12
Diluted	$3.72	$3.24	$2.10

Average shares outstanding: Basic	245,121,426	258,032,085	282,732,526
Diluted	251,313,860	262,880,631	285,471,064

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2025	2024	2023
Total Net Income As Reported	$941.9	$852.7	$598.6

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized gains (losses) before reclassifications	306.3	(72.5)	285.3
Amounts reclassified as net realized investment
losses in the statements of income	10.6	112.2	184.5
Pretax unrealized gains on investments	317.0	39.6	469.8
Deferred income taxes	66.7	8.7	98.9
Net unrealized gains on investments	250.3	30.9	370.8
Foreign currency translation adjustment and other	15.3	(0.9)	14.6
Total other comprehensive income	265.6	29.9	385.4
Total Comprehensive Income	1,207.6	882.6	984.1
Comprehensive income attributable to noncontrolling interests	6.5	—	—
Comprehensive Income to Shareholders	$1,201.0	$882.6	$984.1

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Equity
($ in Millions, Except Share Data)

	Years Ended December 31,
	2025	2024	2023
Preferred Stock:
Balance, beginning and end of year	$—	$—	$—

Common Stock:
Balance, beginning of year	$248.8	$278.3	$296.9
Dividend reinvestment plan	—	—	—
Stock-based compensation	0.6	0.2	2.3
Treasury stock restored to unissued status	(3.2)	(29.9)	(20.9)
Balance, end of year	$246.3	$248.8	$278.3

Additional Paid-in Capital:
Balance, beginning of year	$—	$678.7	$1,141.8
Dividend reinvestment plan	3.4	1.3	1.2
Stock-based compensation	23.3	22.4	45.5
401(k) plan shares released	15.1	8.2	4.5
Treasury stock restored to unissued status	(41.8)	(710.7)	(514.4)
Other - net	23.3	—	—
Balance, end of year	$23.3	$—	$678.7

Retained Earnings:
Balance, beginning of year	$5,519.7	$5,644.3	$5,321.8
Net income to shareholders	935.4	852.7	598.6
Dividends on common shares ($3.66, $3.06, and $0.98 per common share)	(897.4)	(766.3)	(276.2)
Treasury stock restored to unissued status	(79.6)	(211.0)	—
Other changes	37.2	—	—
Balance, end of year	$5,515.2	$5,519.7	$5,644.3

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$(102.4)	$(132.4)	$(517.8)
Net unrealized gains on investments, net of tax	250.3	30.9	370.8
Foreign currency translation adjustment and other	15.3	(0.9)	14.6
Balance, end of year	$163.1	$(102.4)	$(132.4)

Unallocated 401(k) Plan Shares:
Balance, beginning of year	$(47.1)	$(58.2)	$(69.5)
401(k) plan shares released	12.9	11.1	11.2
Balance, end of year	$(34.1)	$(47.1)	$(58.2)

Treasury Stock:
Balance, beginning of year	$—	$—	$—
Common stock repurchases	(124.7)	(951.6)	(535.3)
Restored to unissued status	124.7	951.6	535.3
Balance, end of year	$—	$—	$—

Noncontrolling Interests:
Balance, beginning of year	$—	$—	$—
Net income attributable to noncontrolling interests	6.5	—	—
Net effect of changes in ownership and other	7.9	—	—
Balance, end of year	$14.4	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Total net income	$941.9	$852.7	$598.6
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(104.9)	(113.4)	(35.2)
Accounts and notes receivable	(278.6)	(270.1)	(274.4)
Loss and loss adjustment expense reserves	438.1	354.9	93.4
Unearned premiums and other policyholders' liabilities	260.6	363.4	194.0
Federal income taxes	45.1	20.8	(47.1)
Reinsurance balances and funds held	12.6	140.6	23.8
Realized investment (gains) losses from actual transactions
and impairments	(202.0)	(88.8)	67.0
Unrealized investment (gains) losses from changes in fair value
of equity securities	22.3	18.9	123.9
Other - net	29.1	(45.4)	136.3
Total	1,164.3	1,233.4	880.4

Cash flows from investing activities:
Maturities and calls on fixed income securities	1,561.7	1,617.8	1,353.2
Sales of:
Fixed income securities	863.1	2,437.8	1,446.5
Equity securities	510.2	327.1	691.5
Other investments	3.9	10.6	14.5
Purchases of:
Fixed income securities	(2,612.2)	(4,014.3)	(2,919.7)
Equity securities	(182.7)	(24.3)	(91.9)
Other investments	(119.8)	(103.5)	(106.4)
Proceeds from sale of subsidiary	—	136.6	—
Net increase in short-term investments	(203.7)	(390.5)	(362.6)
Other - net	2.3	(1.2)	0.3
Total	(177.2)	(3.9)	25.3

Cash flows from financing activities:
Issuance of debentures and notes	—	395.9	—
Issuance of common shares	3.8	2.0	31.1
Redemption of debentures and notes	—	(400.0)	(5.3)
Dividends on common shares	(782.6)	(271.9)	(275.5)
Repurchase of common stock	(123.8)	(942.2)	(535.3)
Other - net	(23.1)	(10.7)	1.8
Total	(925.7)	(1,226.9)	(783.2)

Increase (decrease) in cash including balances classified as
held-for-sale:	61.3	2.4	122.5
Decrease in cash balances classified as held-for-sale	—	(3.3)	(0.8)
Cash, beginning of year	201.9	202.8	81.0
Cash, end of year	$263.2	$201.9	$202.8

Supplemental cash flow information:
Cash paid during the period for: Interest	$69.3	$77.3	$66.0
Income taxes	$198.7	$196.3	$198.3
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated and as to Share Data)

Old Republic International Corporation is a Chicago-based holding company engaged in the business of insurance underwriting and related services. It conducts its business through a number of operating companies, which utilize one or more insurance company subsidiaries to issued their policies, and is organized into two segments: Specialty Insurance and Title Insurance. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. The results of the Republic Financial Indemnity Group (RFIG) Run-off business, previously a reportable segment, are deemed immaterial and reflected within the Corporate & Other caption of this report through the effective date of its sale of May 31, 2024, along with the results of a small life and accident insurance business. "Old Republic" or "the Company" refers to Old Republic International Corporation, its subsidiaries, and any variable interest entities that meet the requirements for consolidation, as the context requires.

Note 1 - Summary of Significant Accounting Policies

The significant accounting policies employed by Old Republic are set forth in the following summary.

Accounting Principles - The Company's insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, these subsidiaries operate their business in the context of such laws and regulations and maintain their accounts in conformity with accounting practices prescribed or permitted by various states' insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices.

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

The Company has made adjustments to the statutory financial statements of its insurance subsidiaries to conform their accounts with GAAP for these Consolidated Financial Statements and Notes. The following table reflects a summary of all such adjustments:

	Total
	Shareholders' Equity		Total Net Income
	December 31,		Years Ended December 31,
	2025	2024	2025	2024	2023
Statutory totals of insurance
company subsidiaries:
Specialty Insurance	$4,910.1	$4,742.8	$844.7	$700.4	$594.3
Title Insurance	632.1	635.6	129.3	140.1	152.3
RFIG Run-off	—	—	—	4.1	9.8
Life and Accident	48.3	54.5	4.2	5.7	5.2
Subtotal	5,590.5	5,432.9	978.2	850.3	761.6
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	34.3	242.2	(101.0)	(25.3)	(77.2)
Unadjusted totals	5,624.7	5,675.0	877.1	824.9	684.3
Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	344.9	338.2	8.0	50.5	34.9
Investment adjustments	226.0	(79.1)	27.5	(13.9)	(109.1)
Nonadmitted assets	381.3	283.8	—	—	—
Deferred income taxes	(222.7)	(136.2)	(8.2)	(6.4)	26.2
Title insurance premium reserves	711.8	710.8	1.0	(22.8)	(43.7)
Loss and loss adjustment expenses	(486.7)	(507.4)	23.5	26.7	17.1
Surplus notes	(731.0)	(719.5)	—	—	—
Other adjustments	79.7	53.1	12.9	(6.4)	(11.2)
Total adjustments	303.5	(56.3)	64.6	27.6	(85.7)
Consolidated GAAP totals	$5,928.4	$5,618.9	$941.9	$852.7	$598.6

The insurance laws of the respective states in which the Company’s insurance subsidiaries are incorporated prescribe minimum capital and surplus requirements for the lines of business they are licensed to write. For domestic property and casualty and life and accident insurance companies, the National Association of Insurance Commissioners also prescribes risk-based capital (RBC) requirements. RBC is a measure of statutory capital in relationship to a formula-driven definition of risk relative to a company’s balance sheet and mix of business. The combined RBC ratio of the primary insurance subsidiaries contributing to the Specialty Insurance segment was 508% and 549% of the company action level RBC at December 31, 2025 and 2024, respectively. The minimum capital requirements for the Company’s Title Insurance subsidiaries are established by statute in the respective states of domicile. The minimum regulatory capital requirements are not significant in relationship to the recorded statutory capital of the Company’s Title and Life and Accident insurance subsidiaries. At December 31, 2025 and 2024 each of the Company’s insurance subsidiaries exceeded the minimum statutory capital and surplus requirements.

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

Consolidation Practices - The consolidated financial statements include the accounts of the Company and those of all of its majority-owned insurance and service subsidiaries and any variable interest entities that meet the requirements for consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Statement Presentation - Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Prior period amounts have been reclassified whenever appropriate to conform to the most current presentation.

Accounting Standard Adoption - In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures which requires further disaggregation of existing disclosures for the effective tax rate reconciliation and income taxes paid. The amendments require entities to disclose:

•A tabular effective tax rate reconciliation, broken out into specific categories with certain reconciling items above a 5% threshold further broken out by nature and/or jurisdiction, and
•Income taxes paid (net of refunds received), broken out between federal, state, and foreign, and net amounts paid to an individual jurisdiction that exceed 5% of the total.

These annual disclosure-only requirements are effective for fiscal years beginning after December 15, 2024 and have been incorporated within Note 7 of these Notes to the Consolidated Financial Statements.

No other new accounting standards were adopted in 2025 that materially impacted the consolidated financial statements.

Accounting Standards Pending Adoption - In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses which will require additional disclosure as to the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, such as employee compensation, depreciation, and intangible asset amortization. The guidance does not change the requirements for the presentation of expenses on the face of the income statement.

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

Investments - The Company classifies its fixed income securities as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale, or (3) has the intention of trading. The Company's fixed income portfolio is classified as available for sale as of December 31, 2025 and 2024.

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

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At December 31, 2025, the Company and its subsidiaries did not have significant amounts of non-income producing securities.

Investment gains and losses, which result from sales or write-downs of securities, are reflected as net investment gains (losses) in the consolidated income statement, and are determined on the basis of amortized cost at the date of sale for fixed income securities, and cost for equity securities, with such bases applying to the specific securities sold.

Revenue Recognition - Substantially all Specialty Insurance premiums pertain to annual policies and are reflected in income on a pro-rata basis in association with the related loss and loss adjustment expenses. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions, and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations.

Title Insurance premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly-owned agency subsidiaries) represent 21.9% of 2025, 23.0% of 2024, and 21.0% of 2023 consolidated title business revenues. Such premiums are generally recognized as income at the transaction closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining Title Insurance premium and fee revenues are produced by independent title agents. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can result in up to a four-month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and loss reserve provisions.

The Company recognized total contract revenue from customers of $218.0, $232.3, and $215.9 during 2025, 2024, and 2023, respectively. Of these amounts, approximately $175.8, $157.1, and $145.1, respectively, were generated from claims handling and related ancillary services (i.e. risk control services) provided to customers within the Company’s Specialty Insurance segment. Claims handling revenues are recognized on a straight-line basis over the contract period (generally one year) which is commensurate with the entity’s efforts relative to claims adjudication. The related ancillary services revenues are recognized as services are provided and invoiced to the customer. Additionally, revenues from contracts with customers generated from the Company’s Title Insurance segment consist primarily of tax-deferred property exchange services and electronic recording services, and include software licensing arrangements from certain technology platforms through the date of sale in the first quarter 2025. Collectively, these revenues totaled $34.2, $64.5, and $62.5 for the years ended December 31, 2025, 2024, and 2023, respectively. Such revenues are generally recognized at a point in time upon completion and invoicing of the services, or in the case of software maintenance agreements, on a straight-line basis over the life of the contract (generally one year).

Deferred Policy Acquisition Costs - The Company defers direct costs related to the successful production of business. Deferred costs consist principally of commissions, premium taxes, and policy issuance expenses.

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

Loss and Loss Adjustment Expense Reserves - The establishment of loss reserves is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims; continually evolving and changing legal theories from the judicial system; recurring accounting, statistical, and actuarial studies; the professional experience and expertise of the Company's claim departments' personnel, attorneys, and independent claim adjusters; ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, and work‑related injuries; and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of: the opinions of a large number of persons; the application and interpretation of historical precedent and trends; expectations as to future developments; and management's judgment in interpreting all such factors. At any point in time, the Company is exposed to the possibility of higher or lower than anticipated loss costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

All reserves are therefore based on estimates which are periodically reviewed and evaluated in light of emerging loss experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders' dividends, all of which tend to be affected by development of losses in future years, may offset, in whole or in part, favorable or unfavorable loss developments for certain coverages such as workers' compensation, portions of which are written under loss-sharing programs that provide for such adjustments. Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. However, no representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates.

Specialty Insurance reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process, which may stretch over long periods of time. Losses and claims incurred but not reported (IBNR), as well as expenses required to settle losses and claims, are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. As applicable, estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves. Overall loss and loss adjustment expense reserves incorporate amounts covering net estimates of unusual claims such as those emanating from asbestosis and environmental (A&E) exposures. Such reserves can affect claim costs and related loss ratios for such insurance coverages as general liability, commercial auto, workers' compensation, and property.

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

Reinsurance - The cost of reinsurance is recognized over the terms of the reinsurance contracts. Amounts recoverable from reinsurers for loss and loss adjustment expenses are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers on a regular basis, and allowances are established for estimated credit losses.

Income Taxes - The Company and most of its subsidiaries file a consolidated tax return and provide for income taxes payable currently. Deferred income taxes included in the accompanying consolidated financial statements will not necessarily become payable or recoverable in the future. The Company uses the asset and liability method of calculating deferred income taxes. This method results in the establishment of deferred tax assets and liabilities, calculated at currently enacted tax rates, that are applied to the cumulative temporary differences between the financial statement and tax bases of assets and liabilities.

Property and Equipment - Property and equipment is recorded at cost and generally depreciated or amortized over the estimated useful lives of the assets (two to 27 years), substantially by the straight-line method. Eligible computer software costs, which represent internal and external costs directly related to obtaining, developing, or upgrading software for internal use, are capitalized and amortized using the straight-line method over a period generally not exceeding 10 years. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and improvements that extend the useful lives of the assets are capitalized as appropriate. Depreciation and amortization expenses related to property and equipment, including computer software costs, were $35.4, $39.3, and $33.0 in 2025, 2024, and 2023, respectively.

Title Plants and Records - Title plants and records are carried at original cost or appraised value at the date of purchase. Such values represent the cost of producing or acquiring interests in title records and indexes, and the appraised value of purchased subsidiaries' title records and indexes at dates of acquisition. The cost of maintaining, updating, and operating title records is charged to income as incurred. Title records and indexes are ordinarily not amortized unless events or circumstances indicate that the carrying amount of the capitalized costs may not be recoverable.

Goodwill and Intangible Assets - Goodwill resulting from business combinations is not amortizable against operations but must be tested annually for possible impairment of its continued value. Intangible assets with definitive lives are amortized against future operating results, whereas indefinite-lived intangibles are tested annually for impairment. Annual testing did not result in any impairment charges for the periods presented, and reporting units with goodwill balances had estimated fair values in excess of their carrying values. The Company's consolidated goodwill balance of $173.2 and $179.6 as of December 31, 2025 and 2024, respectively, is included as part of other assets in the consolidated balance sheets. No significant changes to goodwill balances occurred in either period.

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

The Company also provides incentive awards to certain employees under the 2022 Incentive Compensation Plan. Stock options granted under this plan are valued using the Black-Scholes-Merton option pricing model and restricted stock awards, restricted stock unit awards, and performance-based restricted stock unit awards are granted at market price. The value of performance-based restricted stock unit awards earned depends on the level of achievement of performance objectives over the three-year performance period. The awards are generally expensed on a straight-line basis over the vesting period and forfeitures are accounted for as they occur.

Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance real estate transactions in the same amounts ($1,829.2 and $1,903.4 at December 31, 2025 and 2024, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

The Company periodically assesses and determines whether it is the primary beneficiary of a VIE subject to consolidation based on a qualitative assessment of the:

•VIE’s capital structure, contractual terms, nature of operations, and purpose,
•Company’s relative exposure to the related risks of the VIE, and
•Breadth of the Company’s decision-making ability and ability to influence activities that significantly affect the economic performance of the VIE.

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

Note 2 - Disposition of RMIC Companies, Inc.

On November 11, 2023, a definitive agreement was reached to sell RMIC Companies, Inc. and its wholly-owned mortgage insurance subsidiaries (collectively, RMICC) to Arch U.S. MI Holdings Inc., a subsidiary of Arch Capital Group Ltd. As of December 31, 2023, the Company reported the assets and liabilities of RMICC as held-for-sale in the consolidated balance sheet with results reported in continuing operations in the consolidated statement of income. The sale closed May 31, 2024 with cash proceeds totaling $136.6. As a result of the sale, the Company realized a total loss of $51.0, recorded in net investment gains (losses), of which $45.6 was recorded in 2023, and $5.4 in 2024.

Note 3 - Investments

The amortized cost and fair values by type and contractual maturity of fixed income securities are shown in the following tables. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities by Type:
December 31, 2025:
Government & Agency	$1,795.3	$13.2	$21.1	$1,787.4
Corporate	10,683.5	255.8	16.9	10,922.3
	$12,478.8	$269.1	$38.1	$12,709.8

December 31, 2024:
Government & Agency	$1,950.5	$2.7	$61.3	$1,891.9
Municipal	319.6	—	1.6	317.9
Corporate	9,905.8	76.7	100.8	9,881.7
	$12,175.9	$79.4	$163.8	$12,091.5

	Amortized Cost	Fair Value
Fixed Income Securities Stratified by Contractual Maturity at December 31, 2025:
Due in one year or less	$1,355.7	$1,357.5
Due after one year through five years	5,814.7	5,907.8
Due after five years through ten years	4,859.8	4,990.1
Due after ten years	448.5	454.2
	$12,478.8	$12,709.8

Bonds and other investments with a carrying value of $1,046.9 and $979.6 as of December 31, 2025 and 2024, respectively, were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with state insurance laws.

The following table reflects the Company's gross unrealized losses and fair value of fixed income securities, aggregated by category and length of time that individual securities have been in an unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
December 31, 2025:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
Government & Agency	$179.9	$1.0	$594.7	$20.1	$774.7	$21.1
Corporate	895.2	4.3	767.9	12.6	1,663.1	16.9
	$1,075.1	$5.4	$1,362.7	$32.7	$2,437.8	$38.1

December 31, 2024:
Fixed Income Securities:
Government & Agency	$678.0	$17.9	$679.2	$43.4	$1,357.3	$61.3
Municipal	14.4	—	289.2	1.6	303.6	1.6
Corporate	3,683.0	57.1	1,763.2	43.6	5,446.2	100.8
	$4,375.5	$75.0	$2,731.7	$88.7	$7,107.2	$163.8

In the above tables, the unrealized losses on fixed income securities are deemed to reflect changes in the interest rate environment and not indicative of a deterioration of credit quality. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. There were no impairment losses on fixed income securities in 2025 or 2024. Net realized investment gains (losses) for the year ended December 31, 2023 included impairment charges of $6.2 primarily related to the Company's intent to sell and subsequent disposal of fixed income securities to facilitate certain structural changes to a deferred compensation plan, and a small credit loss. The Company's allowance for credit losses was $1.6 as of both December 31, 2025 and 2024.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025	$1,377.7	$1,134.4	$24.3	$2,487.7
December 31, 2024	$1,410.7	$1,148.6	$18.6	$2,540.7

Changes in the fair value of equity securities still held at December 31, 2025, 2024, and 2023 were $105.8, $184.0, and $28.2, respectively, for the years then ended.

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

The Company uses quoted values and other data provided by nationally-recognized independent pricing sources as inputs into its quarterly process for determining fair values of fixed income and equity securities. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (ii) comparisons with other sources including the fair value estimates based on current market quotations, and with independent fair value estimates provided by the independent investment custodian. Independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets and use their own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades, and sector groupings to determine a reasonable fair value.

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, mutual funds, and short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds, and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds and equity securities. There were no significant changes in the fair value of Level 3 assets as of December 31, 2025 and 2024.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of December 31, 2025:	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government & Agency	$1,591.8	$195.6	$—	$1,787.4
Corporate	—	10,912.7	9.5	10,922.3
Equity securities	2,485.5	—	2.2	2,487.7
Short-term investments	$1,613.6	$—	$—	$1,613.6

As of December 31, 2024:
Fixed income securities:
Government & Agency	$1,652.7	$239.1	$—	$1,891.9
Municipal	—	317.9	—	317.9
Corporate	—	9,862.2	19.4	9,881.7
Equity securities	2,538.5	—	2.1	2,540.7
Short-term investments	$1,403.7	$—	$—	$1,403.7

There were no transfers between Levels 1, 2, or 3 during 2025 or 2024.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

Years Ended December 31:	2025	2024	2023
Investment income from:
Fixed income securities	$571.5	$521.0	$438.8
Equity securities	83.9	79.3	92.1
Short-term investments	51.0	72.8	50.9
Other investments (a)	23.6	27.6	17.0
Gross investment income	730.2	700.8	598.9
Investment expenses (a)	21.4	27.7	20.6
Net investment income	$708.7	$673.1	$578.3

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$5.5	$2.7	$1.2
Losses	(9.4)	(114.8)	(181.9)
Net	(3.9)	(112.1)	(180.7)
Equity securities:
Gains	226.4	208.1	214.5
Losses	(13.8)	(1.5)	(51.4)
Net	212.6	206.5	163.0
Other investments, net	(2.9)	—	2.4
Total realized from actual transactions	205.8	94.3	(15.2)
From impairments	(3.8)	(5.4)	(51.8)
From unrealized changes in fair value of equity securities	(22.3)	(18.9)	(123.9)
Total realized and unrealized investment gains (losses)	179.7	69.9	(190.9)
Current and deferred income taxes (credits)	36.8	14.2	(40.0)
Net of tax realized and unrealized investment gains (losses)	$142.8	$55.7	$(150.8)

Changes in unrealized investment gains
reflected directly in shareholders' equity:
Fixed income securities	$315.2	$39.5	$464.1
Less: Deferred income taxes	66.3	8.7	97.7
	248.9	30.7	366.3

Other investments	1.7	0.1	5.7
Less: Deferred income taxes	0.3	—	1.1
	1.3	0.1	4.5
Net changes in unrealized investment gains, net of tax	$250.3	$30.9	$370.8
_________

(a)    Includes interest on funds held.
Note 4 - Deferred Policy Acquisition Costs

The following table shows the components of deferred policy acquisition costs:

Years Ended December 31:	2025	2024	2023
Deferred, beginning of year	$531.3	$417.8	$382.5
Policy acquisition costs deferred:
Commissions, net of reinsurance	686.8	645.6	495.0
Premium taxes	189.0	173.0	161.0
Salaries and other underwriting expenses	71.0	64.7	59.3
Subtotal	946.9	883.5	715.3
Amortization charged to income	(841.9)	(770.0)	(680.1)
Change for the year	104.9	113.4	35.2
Deferred, end of year	$636.2	$531.3	$417.8
The Company has a large auto warranty account that requires recording premiums and commissions that represent the mark-up a dealer charges for the insurance policy issued by the Company. This retail mark-up effectively increases premiums with an offset to commissions, both of which are subject to deferral and amortization over the life of the policy.

Note 5 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

Years Ended December 31:	2025	2024	2023
Gross reserves at beginning of year	$13,727.7	$12,538.2	$12,221.5
Less: Reinsurance losses recoverable	5,807.1	4,977.7	4,699.5
Net reserves at beginning of year:
Specialty Insurance	7,341.5	6,955.2	6,824.8
Title Insurance	572.7	598.5	612.8
Other	6.4	6.6	84.2
Subtotal	7,920.6	7,560.4	7,521.9
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
Specialty Insurance	3,448.2	3,081.9	2,770.7
Title Insurance	96.6	89.8	93.6
Other	6.9	7.0	22.4
Subtotal	3,551.8	3,178.8	2,886.8
Change in provision for insured events of prior years:
Specialty Insurance	(152.5)	(106.2)	(234.0)
Title Insurance	(34.3)	(43.6)	(44.9)
Other	(2.5)	(1.9)	(26.9)
Subtotal	(189.4)	(151.9)	(305.8)
Total incurred loss and loss adjustment expenses	3,362.3	3,026.8	2,581.0
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
Specialty Insurance	1,121.2	1,004.7	930.6
Title Insurance	10.4	11.1	14.4
Other	4.0	3.0	4.8
Subtotal	1,135.6	1,018.8	949.8
Loss and loss adjustment expenses attributable to
insured events of prior years:
Specialty Insurance	1,689.3	1,584.6	1,475.6
Title Insurance	78.8	60.8	48.7
Other	2.6	2.3	13.3
Subtotal	1,770.7	1,647.8	1,537.7
Total payments	2,906.4	2,666.7	2,487.6
RFIG Run-off reserves reclassified to liabilities held-for-sale	—	—	54.9
Net reserves at end of year:
Specialty Insurance	7,826.6	7,341.5	6,955.2
Title Insurance	545.7	572.7	598.5
Other	4.1	6.4	6.6
Subtotal	8,376.5	7,920.6	7,560.4
Reinsurance losses recoverable	6,399.1	5,807.1	4,977.7
Gross reserves at end of year	$14,775.7	$13,727.7	$12,538.2

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced favorable developments of 2.4%, 2.0%, and 4.1% for 2025, 2024, and 2023, respectively, with average favorable annual developments of 2.8%. The Company believes that the factors most responsible, in varying and continually changing degrees, for favorable or unfavorable reserve developments include, as to many Specialty Insurance coverages, the effect of reserve discounts applicable to workers' compensation claims, changes in severity of litigated claims, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted below in regard to black lung disease claims, changes in inflation rates applicable to repairs and the medical portion of claims, and changes in the emergence of claims incurred but not reported patterns, in particular with certain types of claims such as those stemming from litigated, assumed reinsurance, or A&E claims.

The favorable development experienced by Specialty Insurance came predominantly from the workers’ compensation and to a lesser extent, commercial auto and property lines of coverage, partially offset by a small amount of unfavorable development from the general liability line of coverage. All accident years between 2011-2021 developed favorably, with more recent years experiencing some unfavorable development. Favorable development experienced by Title Insurance occurred largely within the 2019-2022 years. In 2024, the favorable development experienced by Specialty Insurance came predominantly from the 2011-2020 accident years, driven by workers’ compensation and to a lesser extent, commercial auto and property lines of coverage, partially offset by unfavorable development from the general liability and financial indemnity lines of coverage. Favorable development experienced by Title Insurance occurred largely within the 2018-2021 years.

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

The majority of pending claims against Old Republic pertain to business underwritten through loss-sharing programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not yet reported on the basis of its historical experience.

A&E Reserves

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various A&E claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies incepting prior to 1985, including those issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and casualty insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries' net retentions to $0.5 or less as to each claim. At December 31, 2025 and 2024, Old Republic's aggregate loss and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $162.7 and $167.6 gross, respectively, and $101.3 and $106.5 net of reinsurance, respectively.

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

The following represents the Company's incurred and paid loss development tables for the major types of insurance coverages as of December 31, 2025. The information about incurred and paid claims development for the years ended December 31, 2016 to 2024 is presented as supplementary information.

Workers' Compensation

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance (Undiscounted)										As of December 31, 2025
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$756.1	$752.9	$745.7	$730.5	$712.6	$692.8	$624.2	$584.9	$557.6	$537.9	$39.2	52,530
2017		727.0	713.9	700.3	683.4	676.3	654.2	609.3	578.8	559.8	47.7	51,835
2018			698.6	691.5	681.0	665.9	644.8	605.4	562.3	536.5	66.2	52,456
2019				664.6	657.4	653.2	667.5	658.8	634.4	601.4	78.6	51,991
2020					560.9	569.4	571.7	574.7	581.0	572.2	117.4	46,037
2021						500.3	502.4	493.8	486.4	490.1	120.8	46,826
2022							488.1	487.4	493.4	520.8	131.3	47,475
2023								491.7	498.5	518.4	160.1	47,579
2024									495.3	491.9	153.0	47,045
2025										530.6	254.4	36,230
									Total	$5,360.1	(A)

* Reported losses are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$102.5	$253.5	$334.4	$383.5	$408.4	$425.2	$435.8	$442.5	$448.9	$466.4
2017		99.6	244.6	334.8	383.1	414.3	444.1	453.5	463.6	473.9
2018			94.8	240.6	320.5	367.2	396.8	416.0	426.4	430.0
2019				102.9	239.8	329.6	382.3	412.2	441.4	455.6
2020					84.3	211.6	284.3	329.7	363.7	380.1
2021						80.1	187.8	252.9	289.3	308.3
2022							74.2	188.2	256.1	288.4
2023								75.5	197.2	244.8
2024									84.8	199.3
2025										103.6
									Total	$3,350.9	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$5,360.1
Less: net paid loss and allocated loss adjustment expenses (B)										3,350.9
Subtotal										2,009.2
All outstanding liabilities before 2016, net of reinsurance										799.4
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$2,808.6

Commercial Auto

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2025
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$755.9	$768.9	$786.0	$780.8	$779.3	$762.1	$754.9	$752.9	$752.7	$752.1	$1.5	110,770
2017		788.7	819.1	869.2	874.4	867.9	847.1	843.0	837.5	834.9	1.4	117,674
2018			883.2	947.9	989.9	992.1	976.1	971.3	967.9	963.4	8.0	129,392
2019				931.1	959.7	954.8	947.4	942.0	943.4	940.5	10.8	138,839
2020					941.1	913.7	854.0	845.5	820.4	812.3	24.7	118,464
2021						989.4	954.6	935.3	931.1	912.1	32.5	126,949
2022							1,074.2	1,044.5	1,021.2	1,011.2	39.8	130,000
2023								1,204.1	1,225.5	1,231.0	86.0	134,070
2024									1,367.9	1,368.0	24.3	131,047
2025										1,529.7	(151.4)	121,514
										$10,355.6	(A)

* Reported losses are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$290.2	$469.6	$585.1	$677.8	$710.8	$725.5	$737.3	$742.7	$747.1	$749.0
2017		307.9	512.0	657.1	746.5	791.2	814.1	826.9	832.7	832.8
2018			330.0	557.5	730.4	836.7	900.0	924.1	941.8	945.8
2019				330.4	549.0	681.6	787.2	875.3	906.8	917.5
2020					290.1	464.3	602.2	692.7	745.5	768.0
2021						302.7	508.6	662.9	778.6	839.9
2022							354.8	606.8	761.9	889.2
2023								424.4	706.6	914.9
2024									463.9	805.2
2025										494.0
										$8,156.9	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$10,355.6
Less: net paid loss and allocated loss adjustment expenses (B)										8,156.9
Subtotal										2,198.6
All outstanding liabilities before 2016, net of reinsurance										6.5
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$2,205.2

General Liability

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2025
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$92.4	$96.7	$98.8	$100.3	$101.0	$104.4	$98.8	$95.9	$92.9	$91.9	$10.6	83,252
2017		111.2	121.4	129.6	132.8	135.2	138.0	143.9	146.4	146.6	13.0	460,436
2018			120.5	119.7	125.1	135.5	141.9	152.0	148.9	149.8	17.5	461,976
2019				133.5	131.9	138.7	146.0	146.9	147.1	144.1	23.8	375,894
2020					112.4	111.7	114.9	116.1	121.1	113.0	30.9	6,009
2021						94.2	92.7	99.0	111.6	124.4	28.5	6,071
2022							97.8	100.7	110.4	117.3	29.2	6,361
2023								132.6	138.7	140.6	58.3	20,456
2024									201.3	199.8	125.8	21,569
2025										248.6	192.8	17,307
										$1,476.4	(A)

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

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$7.1	$18.5	$34.8	$47.7	$58.0	$66.9	$71.9	$75.1	$77.7	$80.0
2017		5.7	25.9	50.1	76.9	95.5	105.3	113.2	120.3	125.0
2018			6.9	28.8	48.9	71.0	91.0	102.0	113.8	123.4
2019				6.4	29.5	53.4	72.1	87.8	102.0	112.4
2020					4.2	12.4	28.5	45.0	66.2	73.4
2021						5.6	14.7	30.9	50.7	73.7
2022							6.4	22.2	39.4	61.8
2023								3.9	22.3	50.3
2024									6.4	28.0
2025										8.3
										$736.7	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$1,476.4
Less: net paid loss and allocated loss adjustment expenses (B)										736.7
Subtotal										739.7
All outstanding liabilities before 2016, net of reinsurance										176.1
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$915.8

Financial Indemnity

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2025
											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Losses*

	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$75.4	$77.4	$75.0	$74.5	$73.8	$72.9	$68.2	$67.9	$67.9	$66.9	$(0.2)	8,788
2017		100.4	103.9	102.2	101.1	100.9	95.7	94.8	94.9	83.6	0.5	14,167
2018			120.8	112.7	113.3	124.2	161.6	161.4	161.5	149.3	8.8	19,621
2019				149.5	139.7	135.1	193.5	191.9	193.3	190.5	14.8	21,149
2020					156.9	153.1	148.2	146.1	144.0	139.7	42.0	14,849
2021						177.8	170.0	169.1	177.6	176.0	72.0	6,851
2022							182.2	184.4	196.9	207.1	87.8	4,524
2023								173.6	197.5	215.6	91.2	6,181
2024									158.0	164.5	94.7	7,915
2025										167.4	128.7	4,983
										$1,561.1	(A)

* Reported losses are accumulated on an individual claimant basis and exclude external reinsurance assumed and participation in residual market pools as claim frequency information is not available.

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Supplementary Information (Unaudited)
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$23.2	$39.5	$44.4	$51.9	$56.0	$56.3	$56.2	$62.3	$62.2	$67.2
2017		38.1	62.2	63.4	65.9	76.2	76.6	76.7	82.8	82.9
2018			42.5	66.3	82.9	94.2	110.3	124.2	135.5	135.6
2019				46.4	74.2	84.8	115.4	138.1	159.0	168.0
2020					31.2	45.7	48.2	64.2	70.2	83.3
2021						14.4	24.7	31.0	51.2	71.8
2022							8.3	27.8	52.3	79.9
2023								15.7	44.9	71.4
2024									20.1	41.7
2025										21.4
										$823.6	(B)

Net incurred loss and allocated loss adjustment expenses (A)										$1,561.1
Less: net paid loss and allocated loss adjustment expenses (B)										823.6
Subtotal										737.4
All outstanding liabilities before 2016, net of reinsurance										(2.3)
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$735.0

The following reconciles incurred and paid loss development tables to total loss and loss adjustment expense reserves as reported in the consolidated balance sheets.

	December 31,
	2025	2024

Net loss and allocated loss adjustment expense reserves:
Workers' compensation (a)	$2,642.8	$2,604.5
Commercial auto	2,205.2	1,993.2
General liability	915.8	817.0
Financial indemnity	735.0	715.2
Other short-duration insurance coverages	1,002.9	903.2
Subtotal	7,502.0	7,033.3

Reinsurance recoverable on loss reserves:
Workers' compensation	2,055.9	2,048.4
Commercial auto	2,563.6	2,295.3
General liability	1,129.5	946.5
Financial indemnity	244.8	211.4
Other short-duration insurance coverages	402.7	302.9
Subtotal	6,396.8	5,804.7

Insurance coverages other than short-duration	513.6	539.6
Unallocated loss adjustment expense reserves	363.2	350.0
	876.9	889.6
Gross loss and loss adjustment expense reserves	$14,775.7	$13,727.7
__________

(a) Certain long-term disability type workers' compensation reserves are discounted to present value based on interest rates typically ranging from 1.5% to 3.5%. The amount of discount reflected in the year-end net reserves totaled $165.8 and $171.8 as of December 31, 2025 and 2024, respectively. Interest accretion of $31.7, $29.2, and $25.6 for the years ended December 31, 2025, 2024, and 2023, respectively, was recognized as unfavorable development of prior year reserves within loss and loss adjustment expenses in the consolidated statements of income.

The table below is supplementary information and presents the historical average annual percentage payout of incurred losses by age, net of reinsurance.

	Supplementary Information (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10

Workers' compensation	16.8%	24.1%	13.6%	8.1%	5.1%	3.9%	2.0%	1.2%	1.5%	3.3%
Commercial auto	35.0%	23.6%	16.4%	11.7%	6.5%	2.7%	1.5%	0.6%	0.3%	0.3%
General liability	4.4%	12.1%	15.7%	15.7%	14.2%	8.0%	6.5%	4.9%	3.0%	2.5%
Financial indemnity	20.0%	15.1%	6.9%	10.6%	9.6%	6.1%	3.1%	5.5%	0.1%	7.5%

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

Except as noted in the following paragraph, Specialty Insurance secures reinsurance protection on property and liability coverages to mitigate net losses above: $10.0 for workers' compensation; $8.5 for commercial auto liability;

$8.5 for general liability; $9.0 for directors & officers (D&O); $3.4 for aviation; and $25.0 for property coverages. The majority of residential title policies issued by Title Insurance are less than $1.0. Effective January 1, 2026, given Title Insurance's increased appetite to write larger commercial title policies, reinsurance was secured to mitigate net losses above $25.0, covering all policies in force at the effective date and those subsequently issued over the term of the contract.

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

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers like the Company therefore became fully exposed to such claims. The Terrorism Risk Insurance Act (TRIA), the Terrorism Risk Insurance Revision and Extension Act (TRIREA), and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA) were subsequently placed into law and serve as a federal reinsurance program administered by the Secretary of the Treasury. This legislation requires primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies (excluding such coverages as commercial auto, burglary and theft, professional liability, and farmowners multi-peril insurance) and also provides for temporary reinsurance protection through December 31, 2027.

Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. The program's protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses in excess of a prescribed aggregate deductible during any one year. The program deductible trigger was $200.0 for 2025. Once the program trigger is met, the program will be responsible for a fixed percentage of the Company's terrorism losses that exceed its deductible. The Company's deductible amounts to 20% of direct earned premium on eligible property and casualty insurance coverages. The Company currently reinsures limits on a treaty basis of $195.0 in excess of $5.0 for claims arising from certain acts of terrorism for casualty clash and catastrophe workers' compensation liability insurance coverages. The Company also purchases facultative reinsurance on certain accounts in excess of $200.0 to manage the Company's net exposure.

Reinsurance ceded by the Company in the ordinary course of business is typically placed on an excess of loss basis. Under excess of loss reinsurance agreements, the Company is generally reimbursed for losses exceeding contractually agreed-upon levels. Quota share reinsurance is most often effected between the Company and industry-wide assigned risk plans or captive insurers owned by insureds. Under quota share reinsurance, the Company remits to the assuming entity an agreed-upon percentage of premiums written and is reimbursed for underwriting expenses and proportionately related claims costs.

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid loss and unearned premium reserves. Such reinsurance balances recoverable from nonadmitted foreign and certain other reinsurers, such as captive insurance companies owned by insureds or business producers, are substantially collateralized by irrevocable letters of credit, securities, and other financial instruments. Collateral levels for balances or credits arising from retrospectively rated, high deductible, or contractual liability policies are determined based on an insured's estimated losses, as well as a credit analysis and evaluation of financial strength. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and insureds who purchase its retrospectively rated or high deductible policies. Allowances for estimated credit losses are recognized because reinsurance, retrospectively rated, high deductible, and contractual liability policies do not relieve Old Republic from its obligations to insureds or their beneficiaries. See Note 10 for further discussion.

At December 31, 2025, the Specialty Insurance segment's ten largest reinsurers represented approximately 65% of the total consolidated reinsurance recoverable on paid and unpaid losses, with Day One Insurance, Inc. the largest reinsurer, representing 24.0% of the total recoverable balance. Of the balances due from these ten reinsurers, 37.2% was recoverable from domestic unrated companies, 30.3% from A or better rated reinsurance companies, 29.0% from foreign unrated companies, and 3.5% from industry-wide insurance assigned risk pools.

The following information relates to reinsurance and related data for the Specialty Insurance segment for the three years ended December 31, 2025. Reinsurance transactions of the Title Insurance segment and the small life and accident insurance operation are not material in 2025.

Years Ended December 31:		2025	2024	2023
Specialty Insurance
Written premiums:	Direct	$8,513.4	$7,706.9	$6,776.4
	Assumed	202.9	106.8	96.6
	Ceded	$3,286.2	$2,783.2	$2,516.7

Earned premiums:	Direct	$8,144.7	$7,221.8	$6,513.2
	Assumed	119.3	108.0	94.7
	Ceded	$3,079.2	$2,652.8	$2,488.6

Losses ceded		$2,455.3	$2,585.1	$1,795.9

Note 7 - Income Taxes

The components of domestic and foreign pretax income are summarized below for the periods shown:

Years Ended December 31:	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Domestic	$1,169.8	98.8%	$1,039.3	97.2%	$713.7	95.5%
Foreign	14.2	1.2	30.3	2.8	33.7	4.5
Total	$1,184.0	100.0%	$1,069.7	100.0%	$747.4	100.0%

The following table reconciles expected income tax expense, calculated at the federal statutory income tax rate applied to pretax income, to reported income tax expense with the effective tax rate, calculated as reported income tax expense divided by pretax income. The Company disaggregates pretax income into two components: domestic and foreign.

Years Ended December 31:	2025		2024		2023
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Expected income tax at
Federal statutory rate	$248.6	21.0%	$224.6	21.0%	$156.9	21.0%
Foreign tax effect (Canada)	0.4	—	1.4	0.1	(1.4)	(0.2)

Tax-exempt interest	(0.5)	—	(2.1)	(0.2)	(2.6)	(0.4)
Dividends received exclusion	(6.8)	(0.6)	(6.3)	(0.6)	(7.4)	(1.0)
Meals and entertainment	2.9	0.3	2.6	0.3	2.4	0.3
Equity compensation	(3.5)	(0.3)	(2.0)	(0.2)	(0.4)	(0.1)
Other items - net	1.0	0.1	(1.2)	(0.1)	1.3	0.2
Total nontaxable or
nondeductible items	(7.0)	(0.6)	(9.1)	(0.9)	(6.7)	(0.9)
Total income tax expense	$242.1	20.4%	$216.9	20.3%	$148.7	19.9%

The following table reflects income taxes paid disaggregated by jurisdiction. No individual state exceeded 5% of total income taxes paid for any of the years presented.

Years Ended December 31:	2025	2024	2023
Federal	$189.5	$189.0	$188.0
State	11.8	7.5	5.3
Foreign (Canada)	9.1	7.3	10.3
Total	$210.5	$203.8	$203.7

The tax effects of temporary differences that give rise to significant portions of the Company's U.S. net deferred tax assets (liabilities) are as follows at the dates shown:

December 31:	2025	2024	2023
Deferred Tax Assets:
Loss and loss adjustment expense reserves	$213.2	$207.2	$210.9
Pension and deferred compensation plans	19.1	18.9	23.8
Realized loss from sale of mortgage insurance business	—	—	9.5
Net operating loss carryforward	1.4	3.4	5.5
AMT credit carryforward	9.0	9.0	9.0
Operating leases	40.4	42.9	46.4
Other temporary differences	30.1	28.0	16.3
Total deferred tax assets	313.2	309.4	321.4
Deferred Tax Liabilities:
Unearned premium reserves	14.8	23.9	46.3
Deferred policy acquisition costs	131.3	110.4	82.8
Amortization of fixed income securities	39.5	24.5	14.6
Net unrealized investment gains	282.5	219.1	214.4
Title plants and records	2.7	2.8	2.8
Tax reform transition adjustment on loss and loss adjustment
expense reserves	—	3.2	6.7
Operating leases	35.5	37.7	40.9
Other temporary differences	26.2	20.5	22.5
Total deferred tax liabilities	532.5	442.1	431.0
Net deferred tax liabilities	$(219.3)	$(132.7)	$(109.7)

As of December 31, 2025, 2024, and 2023 the Company had net foreign deferred tax assets (principally Canada), not included in the table above, of $4.7, $3.6, and $4.0, respectively.

At December 31, 2025, the Company had an available net operating loss (NOL) carryforward of $6.8 which will expire in 2027, and a $9.0 alternative minimum tax (AMT) credit carryforward. The NOL carryforward is subject to the limitations set by Section 382 of the Internal Revenue Code and is available to reduce future years' taxable income by a maximum of $9.8 each year until expiration.

In valuing the deferred tax assets, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities, estimates of future taxable income, the impact of available carryback and carryforward periods, as well as the availability of certain tax planning strategies. The Company estimates that all gross deferred tax assets at year-end 2025 will more likely than not be fully realized.

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve-month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and unearned premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that loss reserve deductions were overstated thereby reducing the Company's statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statements of income. The Company is not currently under audit by the IRS and 2022 and subsequent tax years remain open.

The Inflation Reduction Act (IRA) was enacted into law on August 16, 2022, which, among its many elements, imposes a Corporate Alternative Minimum Tax (CAMT) on the adjusted financial statement income at the rate of 15% for tax periods beginning on or after January 1, 2023. The Company, as a member of a controlled group, has determined it is subject to the CAMT calculations for the year ended December 31, 2025. However, the Company expects to be a regular taxpayer and not a CAMT taxpayer.

A Federal Excise Tax (FET) was enacted at the rate of 1% on all corporate stock buybacks effective January 1, 2023. The Company is subject to the FET, and an immaterial amount of excise tax incurred on stock repurchases has been recognized as part of the cost basis of the treasury stock acquired.

The Organization for Economic Co-operation and Development (OECD) released Pillar Two Model Rules ("Pillar 2"), a framework to implement a global minimum corporate tax of 15% for multinational companies with global revenues and profits above certain thresholds, effective beginning January 1, 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar 2, Canada, in which the Company operates, adopted legislation effective January 1, 2024. The Company analyzed the Canadian legislation and determined it did not have a Pillar 2 obligation in Canada as of December 31, 2025 or 2024, and will continue to monitor future implications of the framework, which are not expected to be material to the Company.

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

Changes resulting from the tax provisions in this legislation did not have a material impact on the Company’s consolidated results of operations for the year ended December 31, 2025.

Note 8 - Employee Benefit Plans

Pension Benefits

The funded status of the Company's pension plan is reflected below.

Years Ended December 31:	2025	2024	2023
Projected benefit obligation at beginning of year	$428.2	$456.4	$452.8
Increases (decreases) during the year attributable to:
Interest cost	23.1	22.5	23.4
Actuarial (gains) losses	11.5	(18.7)	10.9
Benefits paid	(33.0)	(32.1)	(30.7)
Net increase (decrease) for the year	1.6	(28.2)	3.6
Projected benefit obligation at end of year	$429.8	$428.2	$456.4

Fair value of net assets available for plan benefits
At beginning of the year	$519.2	$520.6	$507.1
Increases (decreases) during the year attributable to:
Actual return on plan assets	46.8	30.7	44.2
Benefits paid	(33.0)	(32.1)	(30.7)
Net increase (decrease) for year	13.7	(1.3)	13.4
Fair value of net assets available for plan benefits
At end of the year	$532.9	$519.2	$520.6

Funded status	$103.1	$91.0	$64.1
Amounts recognized in accumulated other comprehensive income	$2.9	$(5.9)	$(27.8)

Funding of the Plan is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuation, as well as the maintenance of certain funding levels relative to regulatory requirements. The Company currently does not expect to make cash contributions in calendar year 2026 based on minimum funding requirements.

Net periodic pension expense (income) recognized during 2025, 2024, and 2023 was $(3.1), $(5.0), and $0.9, respectively.

The projected benefit obligation and net periodic benefit cost for the Plan were determined using the following weighted-average assumptions:

	Projected Benefit Obligation		Net Periodic Benefit Cost
As of December 31:	2025	2024	2025	2024	2023
Settlement discount rates	5.40%	5.65%	5.65%	5.15%	5.40%
Long-term rates of return on plan assets	N/A	N/A	5.25%	5.50%	4.60%

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

			Current Investment Policy Asset Allocation % Range Target

As of December 31:	2025	2024
Equity securities: Common shares of Company stock	—%	19.7%	0% to 25%
Fixed income securities	96.2	72.9	75% to 100%
Other	3.8	7.4	1% to 10%
Total	100.0%	100.0%

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

The following tables present a summary of the Plan's assets segregated among the various input levels described in Note 3.

	Fair Value Measurements
As of December 31, 2025:	Level 1	Level 2	Level 3	Total
Fixed income securities	$136.6	$376.0	$—	$512.6
Other	9.4	—	7.8	17.2
Total at fair value	$146.0	$376.0	$7.8	529.9
Securities at net asset value				3.0
Total				$532.9

As of December 31, 2024:
Equity securities: Company stock	$102.3	$—	$—	$102.3
Fixed income securities	2.9	375.7	—	378.6
Other	22.7	—	7.2	29.9
Total at fair value	$128.1	$375.7	$7.2	511.0
Securities at net asset value				8.1
Total				$519.2

Level 1 assets include U.S. Treasury notes, publicly traded common stocks, mutual funds, and short-term investments. Level 2 assets generally include corporate and government agency bonds. Level 3 assets primarily consist of an immediate participation guaranteed fund.

The following table presents a summary of the benefits expected to be paid as of December 31, 2025 for the next 10 years:

	2026	2027	2028	2029	2030	2031 and after
December 31, 2025	$35.7	$35.1	$35.0	$35.1	$34.8	$166.0

Stock-Based Compensation

Stock-based compensation is currently awarded to certain eligible employees and directors under the 2022 Incentive Compensation Plan (the 2022 Plan) which was adopted following approval by shareholders on May 26, 2022, thereby replacing the 2016 Incentive Compensation Plan (the 2016 Plan). Under the 2022 Plan, a total of 20.0 million new shares, plus the approximately 4.7 million shares that remained available for issuance under the 2016 Plan, became available for future awards through February 2032. The maximum number of shares available as of December 31, 2025 for future issuance under the 2022 Plan was approximately 13.4 million shares.

The following table presents the stock-based compensation expense and income tax benefit recognized in the financial statements:

Years Ended December 31:	2025	2024	2023
Stock-based compensation expense	$46.7	$33.2	$19.5
Income tax benefit	$9.8	$6.9	$4.1

As of December 31, 2025, there was $46.7 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately three years.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. All grants have a 10-year term. Options granted under the 2022 Plan vest ratably over three years at each anniversary date. Options granted under the 2016 plan vest as follows: 10% as of December 31 of the year of the grant and, cumulatively, an additional 15%, 20%, 25%, and 30% on and after the second through fifth calendar years, respectively.

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

	2025	2024	2023
Expected volatility	0.24	0.23	0.23
Expected dividends	4.12%	4.55%	4.66%
Expected term (in years)	7	7	6
Risk-free rate	4.17%	4.15%	3.69%

A summary of stock option activity under the 2022 and 2016 Incentive Plans as of December 31, 2025, 2024, and 2023, and changes in outstanding options during the years then ended is presented below:

	2025		2024		2023
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	10,096,312	$23.25	10,870,214	$22.10	9,619,004	$20.68
Granted	1,014,202	36.66	1,320,179	29.31	2,990,000	25.22
Exercised	2,235,246	20.67	1,951,544	20.91	1,694,106	19.49
Forfeited and expired	174,184	23.16	142,537	24.20	44,684	22.04
Outstanding at end of year	8,701,084	$24.09	10,096,312	$23.25	10,870,214	$22.10

Exercisable at end of year	5,938,144	$21.64	5,538,335	$21.32	4,790,571	$20.31

Weighted-average fair value of
options granted during the year (a)	$6.81	per share	$4.89	per share	$3.76	per share
__________

(a)    Based on the Black-Scholes-Merton option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2025 follows:

				Options Outstanding			Options Exercisable
					Weighted-Average			Weighted-Average Exercise Price
Exercise Prices			Year of Grant	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable
$18.14			2016	64,389	0.25	$18.14	64,389	$18.14
$19.98			2017	187,813	1.25	19.98	187,813	19.98
$20.98			2018	288,960	2.25	20.98	288,960	20.98
$21.12	to	$21.99	2019	453,281	3.25	21.20	453,281	21.20
$16.17	to	$22.72	2020	658,474	4.25	18.13	658,474	18.13
$21.30			2021	1,204,758	5.25	21.30	1,204,758	21.30
$20.92	to	$22.49	2022	1,429,902	6.25	21.41	1,429,902	21.41
$22.31	to	$23.52	2023	2,212,064	7.25	23.18	1,297,804	23.17
$27.29	to	$27.32	2024	1,194,918	8.25	27.31	352,763	27.31
$36.66			2025	1,006,525	9.25	36.66	—	—
Total				8,701,084		$24.09	5,938,144	$21.64

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2025	2024	2023
Cash received from stock option exercise	$46.3	$40.8	$33.0
Intrinsic value of stock options exercised	42.0	20.6	17.5
Actual tax benefit realized for tax deductions from stock options exercised	$8.8	$4.3	$3.6

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

A summary of RSA and RSU award activity under the 2022 Incentive Plan as of December 31, 2025, 2024, and 2023, and changes in outstanding RSAs and RSUs during the years then ended is presented below:

	2025		2024		2023
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Nonvested at beginning of year	1,369,202	$26.89	1,257,116	$24.67	659,874	$23.70
Granted	632,994	36.76	648,399	29.42	823,907	25.15
Vested	677,896	26.02	494,926	24.53	225,289	23.60
Forfeited	73,195	30.59	41,387	27.02	1,376	25.05
Nonvested at end of year	1,251,105	$32.14	1,369,202	$26.89	1,257,116	$24.67

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

A summary of PSUs activity under the 2022 Incentive Plan as of December 31, 2025 and 2024, and changes in outstanding PSUs during the years then ended is presented below:

	2025		2024
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Awards	Fair Value	Awards	Fair Value
Nonvested at beginning of year	616,198	$29.31	—	$—
Granted	583,512	36.66	633,837	29.31
Vested	—	—	—	—
Forfeited	14,814	31.51	17,639	29.32
Nonvested at end of year	1,184,896	$32.90	616,198	$29.31

Other Benefits

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31:	2025	2024	2023
ORI 401(k) Savings and Profit Sharing Plan	$91.1	$58.2	$65.8
Cash, deferred, and other incentive compensation	$71.3	$77.2	$81.2

A majority of the Company's employees participate in the ORI 401(k) Savings and Profit Sharing Plan (the ORI 401(k) Plan). In general, the Company makes two types of employer contributions to the ORI 401(k) Plan: (1) a safe harbor nonelective contribution equal to 3% of eligible compensation for all eligible employees; and (2) a performance-based matching contribution based on a percentage of eligible compensation for certain levels of achievement of the combined ratio for the Company's consolidated business. Annual Company contributions are provided in the form of cash and Old Republic common stock.

In relation to the sale of RMICC (see Note 2), effective August 1, 2024, the profit sharing plan that had historically covered RMICC employees was merged into the ORI 401(k) Plan.

The ORI 401(k) Plan is currently leveraged and owns 2,751,361 unallocated shares as of December 31, 2025. The ORI 401(k) Plan purchased 2,200,000 shares ($34.0), 2,383,625 shares ($50.0), and 3,337,000 shares ($50.0) of Old Republic common stock during 2015, 2018, and 2020, respectively, all of which was financed by loans from the Company and its participating subsidiaries. As of December 31, 2025, there were 17,155,500 Old Republic common shares owned by the ORI 401(k) Plan, of which 14,404,139 were allocated to employees' account balances. Dividends on unallocated shares are used to pay debt service costs. There are no repurchase obligations in existence.

Cash, deferred, and other incentive compensation includes amounts awarded under the Old Republic International Corporation 2023 Performance Recognition Plan (PRP), which provides cash incentive compensation to named executive officers and certain other senior managers. The PRP is an objective performance-based program providing for annual payouts based on satisfaction of specified performance objectives, primarily related to premium and fees growth and underwriting results, in addition to individual performance. In 2023, certain structural changes were made to the previously deferred awards made under the former Key Employee Performance Recognition Plans, resulting in a one-time charge of $10.7, reflected within underwriting, acquisition, and other expenses in the consolidated statement of income.

Note 9 - Net Income Per Share

Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing net income available to common stockholders by the weighted-average number of common shares actually outstanding for the year. Diluted earnings per share is similarly calculated with the inclusion of dilutive common stock equivalents. The following table reconciles net income and the number of shares used in the basic and diluted earnings per share calculations.

Years Ended December 31:		2025	2024	2023
Numerator:
Net income to shareholders		$935.4	$852.7	$598.6
Denominator:
Basic weighted-average shares (a)		245,121,426	258,032,085	282,732,526
Effect of dilutive securities - stock-based compensation awards		6,192,434	4,848,546	2,738,538
Diluted adjusted weighted-average shares (a)		251,313,860	262,880,631	285,471,064
Earnings per share:	Basic	$3.82	$3.30	$2.12
	Diluted	$3.72	$3.24	$2.10

Anti-dilutive common stock equivalents excluded from
earnings per share computations:
Stock-based compensation awards		1,006,525	—	2,234,500
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

The Company's credit allowance was comprised of $23.0 and $22.0 related to reinsurance recoverables as of December 31, 2025 and 2024, respectively, and $31.7 and $30.2 related to accounts and notes receivable as of December 31, 2025 and 2024, respectively. No significant changes were made to the allowance during the three years ended December 31, 2025.

The Company's evaluation of credit losses on available for sale fixed income securities is discussed further in Note 3. The Company is not exposed to material concentrations of credit risks as to any one issuer of fixed income securities.

Note 11 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

Years Ended December 31:	2025		2024
Senior Notes:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% issued in 2016 and due 2026	$549.6	$549.7	$549.0	$541.4
5.750% issued in 2024 and due 2034	396.6	416.4	396.2	401.3
3.850% issued in 2021 and due 2051	643.6	471.9	643.4	458.0
Total debt	$1,589.9	$1,438.2	$1,588.7	$1,400.7

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

During 2025, 2024, and 2023, $70.5, $79.8, and $67.2, respectively, of interest expense on debt was charged to consolidated operations.

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt, all of which is classified within Level 2 of the fair value hierarchy described in Note 3.

Note 12 - Shareholders' Equity

Preferred Stock - At December 31, 2025, there were 75,000,000 shares of preferred stock authorized. The Company has designated one series of preferred stock: 10,000,000 shares of Series A Junior Participating Preferred Stock (Series A). No shares have been issued or are outstanding. The Series A Stock, if and when issued, will pay a dividend of the greater of $1.00 or 100 times (subject to adjustment) the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of common stock declared on the common stock of the Company. Each share of Series A stock would have 100 votes on each matter submitted to a vote of the shareholders.

Common Stock - At December 31, 2025, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class B common stock authorized, though none were issued or outstanding. Class B common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

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

Common Stock Repurchases - On March 1, 2024, the Company announced that the Board of Directors authorized a $1.1 billion share repurchase program (the 2024 authorization). Total shares repurchased, inclusive of taxes and fees, under this program for 2025 were 3.2 million shares for $124.7 (average price of $38.71). Following the close of the year and through February 19, 2026, the Company repurchased 1.6 million additional shares for $66.6 (average price of $40.13) leaving $40.0 remaining under the 2024 authorization.

On August 19, 2025, the Company announced that the Board of Directors authorized a $750.0 share repurchase program, which will commence immediately following the completion of the 2024 authorization, resulting in a cumulative $790.0 remaining under the current authorizations.

Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the parent company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities. These authorities recognize only statutory accounting practices for determining financial condition, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year-end 2025 data, the maximum amount of dividends that can be paid to the parent company by its insurance and a small number of non-insurance company subsidiaries during 2026 without the prior approval of appropriate regulatory authorities is approximately $984.8. Ordinary cash dividends declared during 2025, 2024, and 2023 to the parent company by its subsidiaries amounted to $719.5, $645.7, and $673.3, respectively. In addition to ordinary dividends, the Company's principal mortgage insurance subsidiaries, which were sold in 2024, sought and received approval from the North Carolina Department of Insurance to pay extraordinary dividends amounting to $110.0 during 2023.

Cash Dividends - In addition to regular cash dividends, the Company's Board of Directors declared special cash dividends of $2.50 per share in December 2025 (paid on January 14, 2026) and $2.00 per share in December 2024 (paid on January 15, 2025).

Note 13 - Commitments and Contingent Liabilities

General - In the normal course of business, the Company and its subsidiaries are subject to various contingent liabilities, including, but not limited to, possible income tax assessments resulting from tax law interpretations or issues raised by taxing or regulatory authorities in their regular examinations, catastrophic claim occurrences not indemnified by reinsurers such as described in Note 6, or failure to collect all amounts on its investments or balances due from insureds and reinsurers. The Company does not have a basis for anticipating any significant losses or costs that could result from any known or existing contingencies.

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. At December 31, 2025, the Company had no material non-claim litigation exposures in its consolidated business.

Note 14 - Leases

Several of the Company's subsidiaries maintain their offices in leased premises. A number of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. In addition, many of the subsidiaries also lease equipment for use in their businesses. Substantially all of the Company's leases are classified as operating leases.

The Company presents assets and liabilities related to leases with a term greater than 12 months within other assets and liabilities in the consolidated balance sheets. The established right of use asset and corresponding lease liability was $169.3 and $192.5, respectively, as of December 31, 2025, and $179.7, and $204.0, respectively, as of December 31, 2024.

In determining the lease liability, future lease payments are discounted at rates determined based on the type of underlying asset and remaining lease term. The weighted-average discount rate was 5.99% and 5.80% as of December 31, 2025 and 2024, respectively, with an average remaining lease term of 6.3 years and 6.6 years at December 31, 2025 and 2024, respectively. Total lease costs were $72.1, $73.4, and $76.3 in 2025, 2024, and 2023, respectively. Fixed lease payments for 2025, 2024, and 2023 were $58.0, $59.0, and $60.6, respectively.

The following table presents a summary of future undiscounted lease payments as of the dates shown:

As of December 31:	2025	2024
Year 1	$52.3	$57.9
Year 2	44.2	45.5
Year 3	36.2	36.0
Year 4	28.0	28.4
Year 5	21.7	20.8
Thereafter	59.3	70.0
Total	242.0	258.8
Discount	49.4	54.7
Lease Liability	$192.5	$204.0

Note 15 - Consolidated Quarterly Results - Unaudited

Old Republic's consolidated quarterly operating results for the two years ended December 31, 2025 and 2024 is presented in the following table. In management's opinion, however, quarterly operating results for insurance enterprises such as the Company are not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The information below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In management's opinion, normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the information which follows.

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2025:
Operating Summary:
Net premiums, fees, and other income		$1,888.3	$2,044.3	$2,136.9	$2,178.3
Net investment income and investment gains (losses)		225.7	164.1	287.3	211.1
Total revenues		2,114.0	2,208.5	2,424.3	2,389.4
Total expenses		1,806.3	1,948.3	2,071.3	2,126.2
Net income		$245.0	$204.4	$279.5	$206.3

Net income per share:	Basic	$1.01	$0.83	$1.14	$0.84
	Diluted	$0.98	$0.81	$1.11	$0.82

Average shares outstanding:
Basic		243,772,711	244,801,566	245,291,737	244,684,316
Diluted		249,640,031	251,075,011	251,319,768	251,034,424

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2024:
Operating Summary:
Net premiums, fees, and other income		$1,684.6	$1,844.7	$1,972.9	$1,986.1
Net investment income and investment gains (losses)		331.3	26.9	368.8	15.9
Total revenues		2,015.9	1,871.7	2,341.7	2,002.0
Total expenses		1,617.2	1,758.3	1,914.8	1,871.3
Net income		$316.7	$91.8	$338.9	$105.1

Net income per share:	Basic	$1.17	$0.35	$1.35	$0.43
	Diluted	$1.15	$0.35	$1.32	$0.42

Average shares outstanding:
Basic		271,725,775	260,796,757	251,640,055	247,179,561
Diluted		275,432,461	265,549,655	256,862,595	252,803,300

Note 16 - Segment Information

The Company is engaged in the business of insurance underwriting and related services. It conducts its business through a number of operating companies, which utilize one or more insurance company subsidiaries to issue their policies, and is organized into two segments: Specialty Insurance and Title Insurance. The Company's reportable segments are strategic business units that offer different types of insurance that are managed separately because the nature of each varies from a customer, distribution, and economic perspective. The results of the RFIG Run-off business, previously a reportable segment, are deemed immaterial and reflected within Corporate & Other through the effective date of its sale of May 31, 2024, along with the results of a small life and accident insurance business.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

Specialty Insurance provides property and liability insurance primarily to commercial clients. Commercial auto is the largest type of coverage underwritten by Specialty Insurance, accounting for 42.1% of the segment's net premiums earned in 2025. The remaining premiums written by Specialty Insurance are derived largely from a wide variety of coverages, including workers' compensation, property, general liability, general aviation, directors' and officers' indemnity, fidelity and surety indemnities, and home and auto warranties. Upon closing, the Company plans to report its recently announced acquisition, Everett Cash Mutual Insurance Co. and affiliated companies, which remains subject to regulatory and policyholder approval, within the Specialty Insurance segment.

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

The contributions of Old Republic's reportable segments to consolidated totals are shown in the following tables.

Year Ended December 31, 2025:	Specialty Insurance	Title Insurance	Corporate & Other (a)	Consolidation Elimination Adjustments (b)	Total

Revenues:
Net premiums written	$5,430.1	$2,594.4	$10.7	$—	$8,035.3
Net premiums earned	5,184.8	2,594.4	9.4	—	7,788.7
Title, escrow, and other fees	—	264.1	—	—	264.1
Total premiums and fees	5,184.8	2,858.6	9.4	—	8,052.9
Other income	194.4	0.6	—	—	194.9

Expenses (c):
Loss and loss adjustment expenses	3,295.6	62.2	3.2	—	3,361.1
Dividends to policyholders	16.2	—	—	—	16.2
Underwriting, acquisition, and other expenses:
Commissions	622.2	1,784.8	0.8	—	2,408.0
Insurance taxes, licenses, and fees	203.0	45.0	2.0	—	250.0
Subtotal	825.2	1,829.9	2.9	—	2,658.0
General expenses	889.4	897.1	59.8	—	1,846.4
Total underwriting, acquisition, and
other expenses	1,714.7	2,727.0	62.7	—	4,504.5
Segment underwriting income (loss)	352.6	69.9	(56.5)	—	365.9
Add: Net investment income	611.7	69.6	91.5	(64.1)	708.7
Less: Interest and other charges	64.3	(0.3)	70.5	(64.1)	70.3
Segment pretax operating income (loss)	900.0	139.9	(35.6)	—	1,004.3
Income taxes (credits) on above	183.3	29.1	(7.2)	—	205.2
Net income (loss) excluding investment gains
(losses)	$716.6	$110.8	$(28.3)	$—	799.1
Consolidated pretax investment gains (losses):
Realized from actual transactions and
impairments					202.0
Unrealized from changes in fair value of
equity securities					(22.3)
Income taxes on above					36.8
Net of tax investment gains					142.8
Total net income					941.9
Net income attributable to noncontrolling
interests					6.5
Net income to shareholders					$935.4

Segment and consolidated combined ratio	93.2%	97.6%			94.7%
__________

(a)    Includes the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company, and several internal corporate services subsidiaries.

(b)    Includes intercompany financing arrangements between Old Republic's parent holding company and the Specialty Insurance group for which interest charges were $64.1 for the year ended December 31, 2025.
(c)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

Year Ended December 31, 2024:	Specialty Insurance	Title Insurance	Corporate & Other (a)	Consolidation Elimination Adjustments (b)	Total

Revenues:
Net premiums written	$5,030.5	$2,334.6	$15.9	$—	$7,381.0
Net premiums earned	4,677.0	2,334.6	14.6	—	7,026.4
Title, escrow, and other fees	—	284.4	—	—	284.4
Total premiums and fees	4,677.0	2,619.1	14.6	—	7,310.8
Other income	177.0	0.6	—	—	177.6

Expenses (c):
Loss and loss adjustment expenses	2,975.6	46.1	2.6	—	3,024.4
Dividends to policyholders	23.5	—	—	—	23.5
Underwriting, acquisition, and other expenses:
Commissions	546.8	1,601.2	0.1	—	2,148.2
Insurance taxes, licenses, and fees	172.7	37.5	1.7	—	212.0
Subtotal	719.6	1,638.7	1.9	—	2,360.3
General expenses	771.1	855.1	49.7	—	1,676.0
Total underwriting, acquisition, and
other expenses	1,490.8	2,493.8	51.7	—	4,036.4
Segment underwriting income (loss)	364.0	79.7	(39.8)	—	404.0
Add: Net investment income	546.5	63.2	127.0	(63.7)	673.1
Less: Interest and other charges	62.3	(1.1)	79.8	(63.7)	77.3
Segment pretax operating income	848.3	144.1	7.3	—	999.8
Income taxes (credits) on above	173.4	30.3	(1.0)	—	202.7
Net income excluding investment gains (losses)	$674.8	$113.7	$8.4	$—	797.0
Consolidated investment gains (losses):
Realized from actual transactions and
impairments					88.8
Unrealized from changes in fair value of
equity securities					(18.9)
Income taxes on above					14.2
Net of tax investment gains					55.7
Total net income					852.7
Net income attributable to noncontrolling
interests					—
Net income to shareholders					$852.7

Segment and consolidated combined ratio	92.2%	97.0%			93.9%
__________

(a)    Includes the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company, and several internal corporate services subsidiaries.
(b)    Includes intercompany financing arrangements between Old Republic's parent holding company and the Specialty Insurance group for which interest charges were $63.7 for the year ended December 31, 2024.
(c)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

Year Ended December 31, 2023:	Specialty Insurance	Title Insurance	Corporate & Other (a)	Consolidation Elimination Adjustments (b)	Total

Revenues:
Net premiums written	$4,356.3	$2,300.9	$25.6	$—	$6,682.9
Net premiums earned	4,119.2	2,300.9	25.6	—	6,445.9
Title, escrow, and other fees	—	261.8	—	—	261.8
Total premiums and fees	4,119.2	2,562.8	25.6	—	6,707.7
Other income	162.2	0.7	—	—	163.1

Expenses (c):
Loss and loss adjustment expenses	2,536.7	48.7	(5.4)	—	2,580.0
Dividends to policyholders	16.5	—	—	—	16.5
Underwriting, acquisition, and other expenses:
Commissions	465.3	1,608.1	0.1	—	2,073.6
Insurance taxes, licenses, and fees	159.8	18.7	4.4	—	183.1
Subtotal	625.2	1,626.8	4.6	—	2,256.7
General expenses	697.0	812.4	77.4	—	1,586.9
Total underwriting, acquisition, and
other expenses	1,322.2	2,439.3	82.0	—	3,843.6
Segment underwriting income (loss)	406.0	75.4	(50.9)	—	430.6
Add: Net investment income	462.7	57.0	135.0	(76.5)	578.3
Less: Interest and other charges	80.9	(1.0)	67.2	(76.5)	70.5
Segment pretax operating income	787.8	133.5	16.9	—	938.4
Income taxes on above	158.3	27.7	2.7	—	188.8
Net income excluding investment gains (losses)	$629.5	$105.8	$14.1	$—	749.5
Consolidated investment gains (losses):
Realized from actual transactions and
impairments					(67.0)
Unrealized from changes in fair value of
equity securities					(123.9)
Income tax credits on above					(40.0)
Net of tax investment losses					(150.8)
Total net income					598.6
Net income attributable to noncontrolling
interests					—
Net income to shareholders					$598.6

Segment and consolidated combined ratio	90.2%	97.1%			92.6%
__________

(a)    Includes the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company, and several internal corporate services subsidiaries.
(b)    Includes intercompany financing arrangements between Old Republic's parent holding company and the Specialty Insurance group for which interest charges were $76.5 for the year ended December 31, 2023.
(c)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

December 31:	2025	2024
Consolidated Assets:
Specialty Insurance	$26,750.6	$24,563.2
Title Insurance	1,937.7	1,915.8
Total assets of Company segments	28,688.4	26,479.1
Corporate & Other (a)	1,334.8	1,532.4
Consolidation elimination adjustments (b)	(160.5)	(168.4)
Consolidated assets	$29,862.7	$27,843.1
__________

(a)    Includes a small life and accident insurance business, the parent holding company and several internal corporate services subsidiaries.
(b)    Includes predominately intercompany debt and various reclassifications.

Note 17 - Subsequent Events

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Estimate of liability for loss and loss adjustment expense reserves
As discussed in Note 1 to the consolidated financial statements, the Company estimates the liability for loss and loss adjustment expense reserves using a number of considerations to determine its best estimate of the cost of settling claims reported and claims incurred but not reported. The Company estimates the liability by applying expected loss ratios by line of business to the related earned premium revenue. The Company's liability for loss and loss adjustment expense reserves (reserves) as of December 31, 2025 was $14,775.7 million.
We identified the estimation of the liability for loss and loss adjustment expense reserves as a critical audit matter. The assessment of the estimates of the reserves involved a high degree of judgment due to the inherent uncertainty in determining certain assumptions, including expected loss ratios. The expected loss ratios used in the estimate may be affected by various internal and external considerations, including claim trends, premium rate trends and adequacy, interest rates, and social and economic trends. Specialized skills and knowledge were required to assess the Company's estimate of the reserves.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's process for estimating the liability for loss and loss adjustment expense reserves. This included controls related to the development of the expected loss ratios as well as comparison of the recorded reserves based on expected loss ratios to the Company's actuarially derived reserves. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•Assessing the Company’s reserving methodologies by comparing to methods consistent with actuarial standards of practice

•Evaluating the Company’s estimates by developing independent analyses for certain reserve groups using the Company’s underlying historical claims data

•Developing an independent consolidated range of reserves for certain reserve groups based on actuarial methodologies and comparing to the Company’s recorded reserves

•Assessing year-over-year movements of the Company’s recorded reserves within the independently developed actuarial range.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Chicago, Illinois
February 26, 2026

Management's Responsibility for Financial Statements

Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial condition and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company's financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

The independent registered public accounting firm has advised that they audit the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board, as stated in its reports, included herein.

The Board of Directors of the Company has an Audit Committee composed of nine non-management Directors. The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

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

Changes in Internal Control

During the three month period ended December 31, 2025, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025. KPMG LLP (PCAOB ID 185), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025. Their report is shown on page 89 in this Annual Report.

Item 9B - Other Information

During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance
Information about our Executive Officers:

The following table sets forth certain information as of December 31, 2025, regarding the executive officers of the Company:

Name	Age	Position
Thomas A. Dare	64	Senior Vice President, Secretary and General Counsel since January 2021; served as Deputy General Counsel from June 2017 to January 2021.

W. Todd Gray	58
Executive Vice President since May 2022; Senior Vice President and Treasurer since June 2018; Senior Vice President - Operations & Finance - Old Republic Specialty Insurance Group since September 2015.

Jeffrey P. Lange	55
Senior Vice President - Underwriting and Distribution since August 2023; Chief Operating Officer of Old Republic Specialty Insurance Group since February 2022; Senior Vice President - Underwriting and Distribution of Old Republic Specialty Insurance Group from January 2018 to February 2022.

Carolyn Monroe	67
Senior Vice President – Title Insurance since August 2023; President and Chief Executive Officer of Old Republic National Title Holding Company and Old Republic National Title Insurance Company since December 2018 and January 2023, respectively, after joining in 2009.

Stephen J. Oberst	58	Executive Vice President since October 2019; Chief Executive Officer at Old Republic Risk Management, Inc. which he joined in 1999.

Craig R. Smiddy	61
President and Chief Executive Officer since June 2018 and October 2019, respectively; President and Chief Executive Officer of Old Republic Specialty Insurance Group since August 2015 and December 2019, respectively; Chief Operating Officer of Old Republic Specialty Insurance Group from August 2013 to December 2019. Prior to joining Old Republic, Mr. Smiddy was President of the Specialty Markets Division of Munich Reinsurance America, Inc.

Frank J. Sodaro	57	Senior Vice President and Chief Financial Officer since July 2021; served as Deputy Chief Financial Officer from June 2017 to July 2021.

The term of office of each officer of the Company expires on the date of the annual meeting of the board of directors, which is generally held in May of each year. There is no family relationship between any of the executive officers named above. Each of these named officers have been employed in senior capacities with the Company and/or its subsidiaries for the past five years.

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders currently scheduled to be held on May 21, 2026 (the Proxy Statement) within 120 days of December 31, 2025. A list of Directors appears on the "Signature" page of this report. Information required by this Item about the Company's directors is incorporated herein by reference to the information in the Company's Proxy Statement under the caption "2026 Director Nominees and Continuing Directors" in the section entitled "Item 1. Election of Directors." The information required by this Item about Section 16(a) compliance and the Audit Committee of the Company's Board of Directors is incorporated herein by reference to the information in the Company's Proxy Statement under the captions "Delinquent Section 16(a) Reports" and "The Board and Its Committees-Audit Committee," respectively, in the section entitled "Corporate Governance."

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

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the information in the Company's Proxy Statement under the caption "Director Compensation" in the section entitled "Corporate Governance" and under the captions "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report for 2025," "Executive Compensation Tables," and "CEO Pay Ratio Disclosure" in the section entitled "Executive Compensation."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the information in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers" in the section entitled "Corporate Governance" and the information under the caption "Equity Compensation Plan Information" in the section entitled "Executive Compensation."

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the information in the Company's Proxy Statement under the captions "Procedures for the Approval of Related Person Transactions" and "Board of Directors Responsibilities and Independence" in the section entitled "Corporate Governance."

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the information in the Company's Proxy Statement under the caption "External Audit Services" in the section entitled "Item 2: Ratification of the Selection of an Independent Registered Public Accounting Firm."

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

(Registrant):    Old Republic International Corporation

By:	/s/ Craig R. Smiddy	02/26/2026
	Craig R. Smiddy, President, Chief Executive Officer, and Director	Date

By:	/s/ Frank J. Sodaro	02/26/2026
	Frank J. Sodaro, Senior Vice President,	Date
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

/s/ Barbara A. Adachi	/s/ Peter B. McNitt
Barbara A. Adachi, Director*	Peter B. McNitt, Director*
/s/ Steven J. Bateman	/s/ Glenn W. Reed
Steven J. Bateman, Director*	Glenn W. Reed, Director*
/s/ Lisa J. Caldwell	/s/ Therace M. Risch
Lisa J. Caldwell, Director*	Therace M. Risch, Director*
/s/ Michael D. Kennedy	/s/ J. Eric Smith
Michael D. Kennedy, Director*	J. Eric Smith, Director*
/s/ Charles J. Kovaleski	/s/ Fredricka Taubitz
Charles J. Kovaleski, Director*	Fredricka Taubitz, Director*
/s/ Spencer LeRoy, III	/s/ Steven R. Walker
Spencer LeRoy, III, Director*	Steven R. Walker, Director*

* By /s/ Craig R. Smiddy
Attorney-in-fact
Date: February 26, 2026

INDEX TO FINANCIAL STATEMENT SCHEDULES

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 2025

Schedule	II -	Condensed Financial Information of Registrant as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024, and 2023

Schedule	III -	Supplementary Insurance Information for the years ended December 31, 2025, 2024, and 2023

Schedule	IV -	Reinsurance for the years ended December 31, 2025, 2024, and 2023

Schedule	V -	Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024, and 2023

Schedule	VI -	Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2025, 2024, and 2023

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, accompanying footnotes, or elsewhere herein.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2025
($ in Millions)

Column A	Column B	Column C	Column D

Type of investment	Cost (a)	Fair Value	Amount at which shown in balance sheet

Fixed income securities:
United States Government and
government agencies and authorities	$1,659.4	$1,651.9	$1,651.9
Foreign government	135.8	135.5	135.5
Corporate, industrial and all other	10,683.5	10,922.3	10,922.3
	12,478.8	$12,709.8	12,709.8
Short-term investments	1,613.6		1,613.6
Total	14,092.5		14,323.5
Equity securities:
Non-redeemable preferred stocks	0.6	$1.4	1.4
Common stocks:
Banks, trusts and insurance companies	50.0	143.7	143.7
Industrial, miscellaneous and all other	1,327.0	2,342.6	2,342.6
	1,377.7	$2,487.7	2,487.7
Other investments	27.7		27.7
Total investments	$15,498.0		$16,839.0
__________

(a)    Represents original cost of equity securities, and as to fixed incomes, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

See accompanying Report of Independent Registered Public Accounting Firm and Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2025	2024
Assets:
Bonds and notes	$10.5	$10.5
Short-term investments	105.6	128.1
Cash	32.9	26.7
Investments in, and indebtedness of related parties	7,977.7	7,579.1
Other assets	172.4	153.5
Total assets	$8,299.4	$7,898.1

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$716.1	$588.8
Debt and debt equivalents	1,589.9	1,588.7
Indebtedness to affiliates and subsidiaries	79.2	101.6
Total liabilities	2,385.3	2,279.2

Common shareholders' equity:
Common stock	246.3	248.8
Additional paid-in capital	23.3	—
Retained earnings	5,515.2	5,519.7
Accumulated other comprehensive loss	163.1	(102.4)
Unallocated 401(k) plan shares (at cost)	(34.1)	(47.1)
Total shareholders' equity	5,914.0	5,618.9
Total liabilities and shareholders' equity	$8,299.4	$7,898.1

See accompanying Report of Independent Registered Public Accounting Firm and Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Investment income from subsidiaries	$81.3	$112.1	$122.0
Real estate and other income	4.0	4.3	4.1
Other investment income	4.5	5.3	4.8
Realized investment losses	—	—	(4.5)
Total revenues	89.9	121.8	126.5
Expenses:
Interest - subsidiaries	2.7	3.6	4.2
Interest - other	70.5	79.8	67.1
Real estate and other expenses	5.5	5.2	4.8
General expenses, taxes and fees	50.1	35.8	57.1
Total expenses	129.0	124.5	133.3
Revenues, net of expenses	(39.0)	(2.7)	(6.8)
Federal income taxes (credits)	(6.1)	(1.7)	(0.8)
Income (loss) before equity in earnings of subsidiaries	(32.9)	(0.9)	(5.9)

Equity in earnings (loss) of subsidiaries:
Dividends received	719.5	796.2	673.3
Earnings (loss) in excess of dividends	250.4	57.4	(68.6)
Net income	$937.0	$852.7	$598.6

See accompanying Report of Independent Registered Public Accounting Firm and Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Total net income	$937.0	$852.7	$598.6
Adjustments to reconcile net income to
net cash provided by operating activities:
Accounts receivable	0.2	0.7	(0.9)
Income taxes - net	15.8	8.5	(49.8)
Excess of equity in (earnings) loss of subsidiaries
over cash dividends received	(250.4)	(57.4)	68.6
Realized investment losses	—	—	4.5
Accounts payable, accrued expenses and other	(8.1)	(28.8)	14.7
Total	694.6	775.7	635.8

Cash flows from investing activities:
Purchase of fixed assets for Company use	(1.4)	(1.8)	(3.2)
Net repayment of notes to related parties	230.5	595.5	54.6
Net decrease (increase) in short-term investments	22.5	(107.0)	13.9
Investment in, and indebtedness of related parties - net	14.3	—	85.0
Total	265.9	486.6	150.3

Cash flows from financing activities:
Issuance of debentures and notes	—	395.9	—
Net repayment of notes and loans from related parties	(28.6)	(13.6)	(5.1)
Issuance of common shares	3.8	2.0	31.1
Redemption of debentures and notes	—	(400.0)	—
Dividends on common shares	(782.6)	(271.9)	(275.5)
Repurchase of common stock	(123.8)	(942.2)	(535.3)
Other - net	(23.1)	(10.8)	1.7
Total	(954.3)	(1,240.6)	(783.1)

Increase in cash	6.1	21.7	3.0
Cash, beginning of year	26.7	5.0	2.0
Cash, end of year	$32.9	$26.7	$5.0

See accompanying Report of Independent Registered Public Accounting Firm and Notes to Condensed Financial Statements.

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

Note 4 - Common Stock Repurchases

On March 1, 2024, the Company announced that the Board of Directors authorized a $1.1 billion share repurchase program (the 2024 authorization). Total shares repurchases, inclusive of taxes and fees, under this program for 2025 were 3.2 million shares for $124.7 (average price of $38.71). Following the close of the year and through February 19, 2026, the Company repurchased 1.6 million additional shares for $66.6 (average price of $40.13) leaving $40.0 remaining under the 2024 authorization.

On August 19, 2025, the Company announced that the Board of Directors authorized a $750.0 share repurchase program, which will commence immediately following the completion of the 2024 authorization, resulting in a cumulative $790.0 remaining under current authorizations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2025, 2024 and 2023
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition Costs	Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Other Policyholders' Benefits and Funds	Premium Revenue

Year Ended December 31, 2025:
Insurance Underwriting:
Specialty Insurance	$636.1	$7,826.6	$2,858.0	$139.1	$5,184.8
Title Insurance	—	545.7	—	2.0	2,594.4
Corporate & Other (a)	0.1	4.1	—	30.0	9.4
Reinsurance Recoverable (b)	—	6,399.1	1,124.5	6.6	—
Consolidated	$636.2	$14,775.7	$3,982.5	$177.8	$7,788.7

Year Ended December 31, 2024:
Insurance Underwriting:
Specialty Insurance	$531.1	$7,341.5	$2,591.4	$134.5	$4,677.0
Title Insurance	—	572.7	—	1.6	2,334.6
Corporate & Other (a)	0.1	6.4	—	30.2	14.6
Reinsurance Recoverable (b)	—	5,807.1	913.9	7.6	—
Consolidated	$531.3	$13,727.7	$3,505.4	$174.0	$7,026.4

Year Ended December 31, 2023:
Insurance Underwriting:
Specialty Insurance	$417.6	$6,955.2	$2,253.1	$109.3	$4,119.2
Title Insurance	—	598.5	—	1.5	2,300.9
Corporate & Other (a)	0.2	6.6	—	30.8	25.6
Reinsurance Recoverable (b)	—	4,977.7	789.5	8.6	—
Consolidated	$417.8	$12,538.2	$3,042.6	$150.4	$6,445.9
__________

(a)    Includes amounts for the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company, several internal corporate services subsidiaries, and consolidation elimination adjustments.
(b)    In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $7.5 billion, $6.7 billion, and $5.7 billion at December 31, 2025, 2024, and 2023, respectively. This accounting treatment does not have any effect on the Company's consolidated results of operations.

See accompanying Report of Independent Registered Public Accounting Firm and Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2025, 2024 and 2023
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income	Loss and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2025:
Insurance Underwriting:
Specialty Insurance	$611.7	$3,311.9	$841.9	$937.0	$5,430.1
Title Insurance	69.6	62.2	—	2,726.7	2,594.4
Corporate & Other (a)	27.3	3.2	—	69.1	10.7
Reinsurance Recoverable (b)	—	—	—	—	—
Consolidated	$708.7	$3,377.3	$841.9	$3,732.9	$8,035.3

Year Ended December 31, 2024:
Insurance Underwriting:
Specialty Insurance	$546.5	$2,999.1	$770.0	$783.1	$5,030.5
Title Insurance	63.2	46.1	—	2,492.7	2,334.6
Corporate & Other (a)	63.3	2.6	—	67.8	15.9
Reinsurance Recoverable (b)	—	—	—	—	—
Consolidated	$673.1	$3,048.0	$770.0	$3,343.6	$7,381.0

Year Ended December 31, 2023:
Insurance Underwriting:
Specialty Insurance	$462.7	$2,553.3	$680.0	$723.0	$4,356.3
Title Insurance	57.0	48.7	—	2,438.2	2,300.9
Corporate & Other (a)	58.5	(5.4)	—	72.7	25.6
Reinsurance Recoverable (b)	—	—	—	—	—
Consolidated	$578.3	$2,596.6	$680.0	$3,234.1	$6,682.9
__________

(a)    Includes amounts for the RFIG Run-off business through the effective date of its sale of May 31, 2024, a small life and accident insurance business, the parent holding company, several internal corporate services subsidiaries, and consolidation elimination adjustments.
(b)    In accordance with GAAP, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $7.5 billion, $6.7 billion, and $5.7 billion at December 31, 2025, 2024, and 2023, respectively. This accounting treatment does not have any effect on the Company's consolidated results of operations.

See accompanying Report of Independent Registered Public Accounting Firm and Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the Years Ended December 31, 2025, 2024 and 2023
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2025:
Life insurance in force	$523.2	$269.9	$—	$253.3	—%

Premium Revenues:
Specialty Insurance	$8,144.7	$3,079.2	$119.3	$5,184.8	2.3%
Title Insurance	2,592.2	—	2.2	2,594.4	0.1
Life and Health Insurance:
Life insurance	3.9	1.6	1.7	3.9	43.3
Accident and health insurance	8.9	3.4	—	5.5	—
Total Life & Health Insurance	12.8	5.0	1.7	9.4	18.0
Consolidating adjustments	—	(1.5)	(1.5)	—	—
Consolidated	$10,749.8	$3,082.7	$121.6	$7,788.7	1.6%

Year Ended December 31, 2024:
Life insurance in force	$650.6	$351.4	$—	$299.1	—%

Premium Revenues:
Specialty Insurance	$7,221.8	$2,652.8	$108.0	$4,677.0	2.3%
Title Insurance	2,332.3	—	2.2	2,334.6	0.1
RFIG Run-off	5.7	—	—	5.7	—
Life and Health Insurance:
Life insurance	5.6	2.1	—	3.5	—
Accident and health insurance	10.4	4.9	—	5.4	—
Total Life & Health Insurance	16.1	7.1	—	8.9	—
Consolidating adjustments	—	(0.2)	(0.2)	—	—
Consolidated	$9,575.9	$2,659.6	$110.0	$7,026.4	1.6%

Year Ended December 31, 2023:
Life insurance in force	$933.8	$563.3	$—	$370.4	—%

Premium Revenues:
Specialty Insurance	$6,513.2	$2,488.6	$94.7	$4,119.2	2.3%
Title Insurance	2,299.1	—	1.8	2,300.9	0.1
RFIG Run-off	16.4	—	—	16.4	—
Life and Health Insurance:
Life insurance	6.5	2.6	—	3.8	—
Accident and health insurance	11.1	5.8	—	5.3	—
Total Life & Health Insurance	17.6	8.4	—	9.1	—
Consolidating adjustments	—	(0.3)	(0.3)	—	—
Consolidated	$8,846.4	$2,496.7	$96.2	$6,445.9	1.5%

See accompanying Report of Independent Registered Public Accounting Firm and Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2025, 2024 and 2023
($ in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year Ended December 31, 2025:
Deducted from Asset Accounts:
Reserve for credit losses	$52.2	$2.5	$—	$—	$54.7

Year Ended December 31, 2024:
Deducted from Asset Accounts:
Reserve for credit losses	$43.6	$8.5	$—	$—	$52.2

Year Ended December 31, 2023:
Deducted from Asset Accounts:
Reserve for credit losses	$43.0	$0.6	$—	$—	$43.6

See accompanying Report of Independent Registered Public Accounting Firm and Notes to Condensed Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the Years Ended December 31, 2025, 2024 and 2023
($ in Millions)

Column A	Column B	Column C	Column D	Column E

Affiliation With Registrant (a)	Deferred Policy Acquisition Costs	Loss and Loss Adjustment Expense Reserves (b)	Discount, If Any, Deducted in Column C	Unearned Premiums (b)

Year Ended December 31:
2025	$636.1	$7,826.6	$165.8	$2,858.0
2024	531.1	7,341.5	171.8	2,591.4
2023	417.6	6,955.2	179.9	2,253.1

Column A	Column F	Column G	Column H

		Net Investment Income	Loss and Loss Adjustment Expenses Incurred Related to
Affiliation With Registrant (a)	Earned Premiums		Current Year	Prior Years

Year Ended December 31:
2025	$5,184.8	$611.7	$3,448.2	$(152.5)
2024	4,677.0	546.5	3,081.9	(106.2)
2023	4,119.2	462.7	2,770.7	(234.0)

Column A	Column I	Column J	Column K

Affiliation With Registrant (a)	Amortization of Deferred Policy Acquisition Costs	Paid Loss and Loss Adjustment Expenses	Premiums Written

Year Ended December 31:
2025	$841.9	$2,810.5	$5,430.1
2024	770.0	2,589.3	5,030.5
2023	680.0	2,406.2	4,356.3
__________

(a)    Includes consolidated property-casualty entities.
(b)    See note (b) to Schedule III.

See accompanying Report of Independent Registered Public Accounting Firm and Notes to Condensed Financial Statements.

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

	(F)	*
Seventh Supplemental Indenture dated as of June 11, 2021 between Old Republic International Corporation and the Wilmington Trust Company, as Trustee. (Exhibit 4.1 to Registrant's Form 8-K filed June 8, 2021).

	(G)	*
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

**	(E)	*	Old Republic International Corporation 2022 Incentive Compensation Plan. (Exhibit 10.1 to Registrant's Form 8-K filed May 31, 2022).

**	(F)	*	Amendment to the Old Republic International Corporation 2022 Incentive Compensation Plan. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2024).

**	(G)	*	Old Republic International Corporation Form of Stock Option Award Agreement (2022 Incentive Compensation Plan). (Exhibit 10.2 to Registrant's Form 8-K filed May 31, 2022).

(Exhibit Index, Continued)

**	(H)	*	Form of Stock Option Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.3 to Registrant's Form 8-K filed March 8, 2024) (2024 Form).

**	(I)	*	Old Republic International Corporation Form of Stock Option Award Agreement (2022 Incentive Compensation Plan) (2025 Form). (Exhibit 10(I) to Registrant's Annual Report on Form 10-K for 2024).

**	(J)	*	Old Republic International Corporation Form of Restricted Stock Award Agreement (2022 Incentive Compensation Plan). (Exhibit 10.3 to Registrant's Form 8-K filed May 31, 2022).

**	(K)	*	Old Republic International Corporation 2023 Cash Incentive Compensation Plan (Exhibit 10.1 to Registrant's Form 8-K filed March 21, 2023).

**	(L)	*	Form of Award Agreement for Old Republic International Corporation 2023 Cash Incentive Plan (Exhibit 10.2 to Registrant's Form 8-K filed March 21, 2023).

**	(M)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10(F) to Registrant's Annual Report on Form 10-K for 2018.)

	(N)	*	Form of Tax Sharing Agreement between Old Republic International Corporation and each of its subsidiary companies. (Exhibit 10(a) to Registrant's Form 10-Q filed March 31, 2013).

**	(O)		Old Republic International Corporation Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2026.

**	(P)	*	Form of Restricted Stock Unit Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.1 to Registrant's Form 8-K filed March 8, 2024).

**	(Q)	*	Form of Performance-Based Stock Unit Award Agreement for Old Republic 2022 Stock Incentive Plan (Exhibit 10.2 to Registrant's Form 8-K filed March 8, 2024).

**	(R)	*	Form of Non-Employee Director Award Agreement (2022 Incentive Compensation Plan). (Exhibit 10(R) to Registrant's Annual Report on Form 10-K for 2024).

(19)			Old Republic International Corporation Securities Trading Policy.

(21)			Subsidiaries of the registrant.

(23.1)			Consent of KPMG LLP.

(24)			Powers of attorney.

(31.1)			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)		*	Old Republic International Corporation Compensation Recovery Policy (Exhibit 97 to Registrant's Form 10-K filed February 28, 2023).

(101.INS)			XBRL Instance Document - The instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(Exhibit Index, Continued)

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

*    Exhibit incorporated herein by reference.

**    Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.