Form 10-Q
period 2026-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2026-05-01
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	March 31, 2026
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at March 31, 2026 was 242,826,815.

There are 45 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2026

INDEX

		PAGE NO.

PART I - FINANCIAL INFORMATION:

ITEM 1 -	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 19

ITEM 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20 - 40

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41

ITEM 4 -	CONTROLS AND PROCEDURES	41

PART II - OTHER INFORMATION:

ITEM 1 -	LEGAL PROCEEDINGS	42

ITEM 1A -	RISK FACTORS	42

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42

ITEM 5 -	OTHER INFORMATION	42

ITEM 6 -	EXHIBITS	43

SIGNATURE		44

EXHIBIT INDEX		45

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Per Share Data)
		(Unaudited)
		March 31,	December 31,
		2026	2025
Assets
Investments:
Fixed income securities (at fair value) (amortized cost: $12,715.1 and $12,478.8)		$12,802.6	$12,709.8
Equity securities (at fair value) (cost: $1,301.1 and $1,377.7)		2,527.7	2,487.7
Short-term investments (at fair value which approximates cost)		1,044.9	1,613.6
Other investments		18.2	27.7
Total investments		16,393.5	16,839.0
Cash		202.1	263.2
Accrued investment income		129.9	141.1
Accounts and notes receivable		2,783.3	2,782.2
Reinsurance balances and funds held		403.0	404.5
Reinsurance recoverable: Paid loss and loss adjustment expenses		224.6	209.9
Loss and loss adjustment expense reserves		6,499.5	6,399.1
Unearned premium and policy reserves		1,218.6	1,131.1
Deferred policy acquisition costs		659.1	636.2
Other assets		1,081.9	1,055.9
Total assets		$29,596.0	$29,862.7
Liabilities and Equity
Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves		$14,954.8	$14,775.7
Unearned premiums		4,099.5	3,982.5
Other policyholders' benefits and funds held		176.6	177.8
Total policy liabilities		19,230.9	18,936.1
Commissions, expenses, fees, and taxes		553.2	601.8
Reinsurance balances and funds held		1,440.8	1,428.0
Federal income tax: Deferred		210.6	219.3
Debt		1,590.2	1,589.9
Other liabilities		644.6	1,158.7
Total liabilities		23,670.5	23,934.2
Equity:
Shareholders' Equity:
Preferred stock	($0.01 par value; 75,000,000 shares authorized; none issued)	—	—
Common stock ($1.00 par value; 500,000,000 shares authorized; 242,826,815 and 246,355,085 shares issued) (Class B – $1.00 par value; 100,000,000 shares authorized; none issued)		242.8	246.3
Additional paid-in capital		—	23.3
Retained earnings		5,652.4	5,515.2
Accumulated other comprehensive income		47.5	163.1
Unallocated 401(k) plan shares (at cost)		(30.8)	(34.1)
Treasury stock (at cost) (no shares outstanding)		—	—
Total shareholders' equity		5,911.9	5,914.0
Noncontrolling interests		13.4	14.4
Total equity		5,925.4	5,928.4
Total liabilities and equity		$29,596.0	$29,862.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Per Share Data)
	Quarters Ended
	March 31,
	2026	2025
Revenues:
Net premiums earned	$1,913.2	$1,782.9
Title, escrow, and other fees	58.9	58.1
Total premiums and fees	1,972.2	1,841.0
Net investment income	178.0	170.7
Other income	47.3	47.2
Total operating revenues	2,197.6	2,059.0
Net investment gains:
Realized from actual transactions and impairments	85.3	37.4
Unrealized from changes in fair value of
equity securities	116.4	17.6
Total net investment gains	201.8	55.0
Total revenues	2,399.4	2,114.0

Expenses:
Loss and loss adjustment expenses	835.5	772.1
Dividends to policyholders	4.6	5.5
Underwriting, acquisition, and other expenses	1,128.0	1,010.7
Interest and other charges	17.7	17.8
Total expenses	1,986.0	1,806.3
Income before income taxes	413.4	307.7

Income Taxes:
Current	62.7	45.5
Deferred	21.1	16.1
Total income taxes	83.8	61.6

Net Income (Loss):
Total net income	329.5	246.1
Net income (loss) attributable to noncontrolling interests	(0.5)	1.1
Net Income to Shareholders	$330.0	$245.0

Net Income Per Share:
Basic	$1.36	$1.01
Diluted	$1.32	$0.98

Average shares outstanding: Basic	242,913,821	243,772,711
Diluted	249,376,569	249,640,031

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2026	2025
Total Net Income As Reported	$329.5	$246.1

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized gains (losses) before reclassifications	(150.8)	140.3
Amounts reclassified as net realized investment
losses in the statements of income	7.5	1.3
Pretax unrealized gains (losses) on investments	(143.3)	141.6
Deferred income taxes (credits)	(30.1)	29.9
Net unrealized gains (losses) on investments	(113.1)	111.7
Foreign currency translation adjustment and other	(2.4)	1.5
Total other comprehensive income (loss)	(115.6)	113.3
Total Comprehensive Income	213.8	359.5
Comprehensive income (loss) attributable to
noncontrolling interests	(0.5)	1.1
Comprehensive Income to Shareholders	$214.4	$358.4

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Equity (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2026	2025
Preferred Stock:
Balance, beginning and end of period	$—	$—

Common Stock:
Balance, beginning of period	$246.3	$248.8
Dividend reinvestment plan	—	—
Stock-based compensation	0.3	0.3
Treasury stock restored to unissued status	(3.9)	(0.7)
Balance, end of period	$242.8	$248.4

Additional Paid-in Capital:
Balance, beginning of period	$23.3	$—
Dividend reinvestment plan	2.4	2.3
Stock-based compensation	10.6	6.3
401(k) plan shares released	4.3	3.3
Treasury stock restored to unissued status	(40.7)	(12.0)
Balance, end of period	$—	$—

Retained Earnings:
Balance, beginning of period	$5,515.2	$5,519.7
Net income to shareholders	330.0	245.0
Dividends on common shares	(76.7)	(68.3)
Treasury stock restored to unissued status	(116.0)	(12.4)
Other changes	—	37.2
Balance, end of period	$5,652.4	$5,721.2

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$163.1	$(102.4)
Net unrealized gains (losses) on securities, net of tax	(113.1)	111.7
Foreign currency translation adjustment and other	(2.4)	1.5
Balance, end of period	$47.5	$10.8

Unallocated 401(k) Plan Shares:
Balance, beginning of period	$(34.1)	$(47.1)
401(k) plan shares released	3.2	3.2
Balance, end of period	$(30.8)	$(43.8)

Treasury Stock:
Balance, beginning of period	$—	$—
Common stock repurchases	(160.7)	(25.2)
Restored to unissued status	160.7	25.2
Other changes	—	(19.0)
Balance, end of period	$—	$(19.0)

Noncontrolling Interests:
Balance, beginning of period	$14.4	$—
Net income (loss) attributable to noncontrolling interests	(0.5)	1.1
Net effect of changes in ownership and other	(0.4)	24.8
Balance, end of period	$13.4	$26.0

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Quarters Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Total net income	$329.5	$246.1
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(22.8)	(24.4)
Accounts and notes receivable	(10.0)	(147.4)
Loss and loss adjustment expense reserves	78.7	90.6
Unearned premiums and other policyholders' liabilities	28.5	48.6
Federal income taxes	82.6	57.6
Reinsurance balances and funds held	(0.5)	92.3
Realized investment gains from actual transactions and impairments	(85.3)	(37.4)
Unrealized investment gains from changes in fair value
of equity securities	(116.4)	(17.6)
Other – net	(2.7)	(76.6)
Total	281.4	231.7

Cash flows from investing activities:
Maturities and calls of fixed income securities	406.0	436.5
Sales of:
Fixed income securities	168.2	170.8
Equity securities	191.6	74.6
Other investments	0.3	2.2
Purchases of:
Fixed income securities	(772.8)	(577.9)
Equity securities	(22.2)	(34.1)
Other investments	(23.9)	(23.5)
Net increase in short-term investments	570.8	377.6
Other – net	—	2.0
Total	518.2	428.4

Cash flows from financing activities:
Issuance of common shares	2.6	2.4
Dividends on common shares	(693.8)	(567.9)
Repurchase of common stock	(159.8)	(25.3)
Other – net	(9.7)	(7.6)
Total	(860.8)	(598.4)

Increase (decrease) in cash:	(61.1)	61.8
Cash, beginning of period	263.2	201.9
Cash, end of period	$202.1	$263.7

Supplemental cash flow information:
Cash paid during the period for: Interest	$22.1	$22.1
Income taxes	$1.4	$3.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Per Share Data)

Old Republic International Corporation is a Chicago-based holding company engaged in the business of insurance underwriting and related services. It conducts its business through a number of operating companies, which utilize one or more insurance company subsidiaries to issue their policies, and is organized into two segments: Specialty Insurance and Title Insurance. References herein to such segments apply to the Company's subsidiaries engaged in these respective segments of business. The results of a small life and accident insurance business is included within the Corporate & Other caption of this report. "Old Republic" or "the Company" refers to Old Republic International Corporation, its subsidiaries, and any variable interest entities that meet the requirements for consolidation, as the context requires.

Note 1 - Summary of Significant Accounting Policies

Accounting Principles - The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2025 Annual Report on Form 10-K incorporated herein by reference. The financial accounting and reporting process relies on estimates and on the exercise of judgment. In the opinion of management all adjustments consisting only of normal recurring accruals necessary for a fair presentation of interim periods' results and financial condition have been recorded. Pertinent accounting and disclosure pronouncements issued by the FASB are adopted by the Company as they become effective.

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

Investments - The Company classifies its fixed income securities as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale, or (3) has the intention of trading. The Company's fixed income portfolio is classified as available for sale as of March 31, 2026 and December 31, 2025.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At March 31, 2026, the Company and its subsidiaries do not have significant amounts of non-income producing securities.

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

The Company's accounting policy regarding the establishment of loss reserve estimates is described in Note 1 in the Notes to Consolidated Financial Statements included in Old Republic's 2025 Annual Report on Form 10-K.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities by Type:
March 31, 2026:
Government & Agency	$1,805.3	$6.3	$26.4	$1,785.2
Corporate	10,909.8	153.0	45.4	11,017.4
	$12,715.1	$159.3	$71.8	$12,802.6

December 31, 2025:
Government & Agency	$1,795.3	$13.2	$21.1	$1,787.4
Corporate	10,683.5	255.8	16.9	10,922.3
	$12,478.8	$269.1	$38.1	$12,709.8

	Amortized Cost	Fair Value
Fixed Income Securities Stratified by Contractual Maturity at March 31, 2026:
Due in one year or less	$1,287.8	$1,288.4
Due after one year through five years	6,100.9	6,145.8
Due after five years through ten years	4,999.8	5,042.2
Due after ten years	326.4	326.0
	$12,715.1	$12,802.6

The following table reflects the Company's gross unrealized losses and fair value of fixed income securities, aggregated by category and length of time that individual securities have been in an unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026:
Fixed Income Securities:
Government & Agency	$376.2	$4.1	$568.7	$22.2	$945.0	$26.4
Corporate	2,802.8	31.3	602.1	14.0	3,404.9	45.4
	$3,179.0	$35.5	$1,170.8	$36.2	$4,349.9	$71.8

December 31, 2025:
Fixed Income Securities:
Government & Agency	$179.9	$1.0	$594.7	$20.1	$774.7	$21.1
Corporate	895.2	4.3	767.9	12.6	1,663.1	16.9
	$1,075.1	$5.4	$1,362.7	$32.7	$2,437.8	$38.1

In the above tables, the unrealized losses on fixed income securities are deemed to primarily reflect changes in the interest rate environment and are not indicative of a significant deterioration in credit quality. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. There were no impairment losses on fixed income securities in the first quarter of 2026 or 2025. The Company's allowance for credit losses related to fixed income securities was $1.6 as of both March 31, 2026 and December 31, 2025.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026	$1,301.1	$1,243.2	$16.6	$2,527.7
December 31, 2025	$1,377.7	$1,134.4	$24.3	$2,487.7

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

The Company's valuation methodology and classification used for financial instruments measured at fair value is described in Note 3 in the Notes to Consolidated Financial Statements included in Old Republic's 2025 Annual Report on Form 10-K.

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

	Fair Value Measurements
As of March 31, 2026:	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government & Agency	$1,588.3	$196.8	$—	$1,785.2
Corporate	—	11,007.8	9.5	11,017.4
Equity securities	2,525.4	—	2.2	2,527.7
Short-term investments	$1,044.9	$—	$—	$1,044.9

As of December 31, 2025:
Fixed income securities:
Government & Agency	$1,591.8	$195.6	$—	$1,787.4
Corporate	—	10,912.7	9.5	10,922.3
Equity securities	2,485.5	—	2.2	2,487.7
Short-term investments	$1,613.6	$—	$—	$1,613.6

There were no transfers between Levels 1, 2, or 3 during the quarter ended March 31, 2026.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

	Quarters Ended
	March 31,
	2026	2025
Net investment income:
Fixed income securities	$149.2	$138.6
Equity securities	19.1	20.8
Short-term investments	11.0	12.0
Other investments (a)	3.6	4.7
Gross investment income	183.0	176.1
Investment expenses (a)	4.9	5.4
Net investment income	$178.0	$170.7

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$2.8	$0.6
Losses	(0.2)	(1.6)
Net	2.5	(1.0)
Equity securities:
Gains	92.8	39.9
Losses	—	(1.1)
Net	92.8	38.8
Other investments, net	—	(0.3)
Total realized from actual transactions	95.3	37.4
From impairments	(9.9)	—
From unrealized changes in fair value of equity securities	116.4	17.6
Total realized and unrealized investment gains	201.8	55.0
Current and deferred income taxes	42.4	11.7
Net of tax realized and unrealized investment gains	$159.4	$43.2

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed income securities	$(143.3)	$139.9
Less: Deferred income taxes (credits)	(30.1)	29.5
	(113.1)	110.4

Other investments	—	1.7
Less: Deferred income taxes	—	0.3
	—	1.3
Net changes in unrealized investment gains,
net of tax (credits)	$(113.1)	$111.7
_________

(a) Includes interest on funds held.

For the quarter, changes in the fair value of equity securities still held at March 31, 2026 and 2025 were $178.0 and $61.2, respectively.

Note 3 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	Quarters Ended
	March 31,
	2026	2025
Gross reserves at beginning of period	$14,775.7	$13,727.7
Less: Reinsurance losses recoverable	6,399.1	5,807.1
Net reserves at beginning of period:
Specialty Insurance	7,826.6	7,341.5
Title Insurance	545.7	572.7
Other	4.1	6.4
Subtotal	8,376.5	7,920.6
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
Specialty Insurance	837.4	796.1
Title Insurance	25.1	21.0
Other	1.1	2.2
Subtotal	863.7	819.4
Change in provision for insured events of prior years:
Specialty Insurance	(20.1)	(40.5)
Title Insurance	(7.7)	(4.9)
Other	(0.8)	(1.4)
Subtotal	(28.7)	(47.0)
Total incurred loss and loss adjustment expenses	835.0	772.3
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
Specialty Insurance	127.4	130.4
Title Insurance	0.5	0.2
Other	0.3	0.4
Subtotal	128.4	131.1
Loss and loss adjustment expenses attributable to
insured events of prior years:
Specialty Insurance	610.9	510.9
Title Insurance	16.0	20.3
Other	0.9	1.4
Subtotal	627.9	532.7
Total payments	756.3	663.8
Net reserves at end of period:
Specialty Insurance	7,905.4	7,455.6
Title Insurance	546.6	568.1
Other	3.1	5.3
Subtotal	8,455.2	8,029.0
Reinsurance losses recoverable	6,499.5	5,921.8
Gross reserves at end of period	$14,954.8	$13,950.9

Overall, the 2026 change in provision for insured events of prior years reflects favorable prior year loss reserve development for all groups shown at a lower level for the first quarter 2026 compared to last year. There were no significant concentrations of unfavorable development, and the level of favorable development was within expectations.

During the first quarter 2026, Specialty Insurance experienced a significant level of favorable development from accident years 2016 through 2021, and 2024. Net favorable development was predominantly from property, with commercial auto and workers' compensation also contributing strong levels of favorable development. Net favorable development included a much smaller level of unfavorable development in general liability, where a meaningful level of favorable development from most years was offset by a few years with a number of large losses, resulting in $4.3 of unfavorable development on $141.4 of net earned premium.

For Title Insurance, favorable development experienced during the first quarter 2026 occurred largely within the 2019, 2021, and 2022 accident years.

Note 4 - Income Taxes

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve-month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. The Company classifies interest and penalties as income tax expense in the consolidated statements of income. The Company is not currently under audit by the Internal Revenue Service (IRS), and 2022 and subsequent tax years remain open.

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

	Quarters Ended
	March 31,
	2026	2025
Numerator:
Net income to shareholders	$330.0	$245.0
Denominator:
Basic weighted-average shares (a)	242,913,821	243,772,711
Effect of dilutive securities – stock-based
compensation awards	6,462,748	5,867,320
Diluted adjusted weighted-average shares (a)	249,376,569	249,640,031
Earnings per share: Basic	$1.36	$1.01
Diluted	$1.32	$0.98

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock-based compensation awards	1,127,695	1,014,202
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

The Company's credit allowance was comprised of $32.9 and $23.0 related to reinsurance recoverables as of March 31, 2026 and December 31, 2025, respectively, and $30.6 and $31.7 related to accounts and notes receivable as of March 31, 2026 and December 31, 2025, respectively. The increase related to reinsurance recoverables resulted from applying historic default rates to a larger balance of uncollateralized recoverables. Changes in this allowance are recorded through underwriting, acquisition, and other expenses.

The Company's evaluation of credit losses on available for sale fixed income securities is discussed further in Note 2. The Company is not exposed to material concentrations of credit risks as to any one issuer of fixed income securities. Refer to additional discussion of credit risk in the Company's 2025 Annual Report on Form 10-K under Item 1A - Risk Factors.

Note 7 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes:
3.875% issued in 2016 and due 2026	$549.7	$549.4	$549.6	$549.7
5.750% issued in 2024 and due 2034	396.7	409.0	396.6	416.4
3.850% issued in 2021 and due 2051	643.7	457.7	643.6	471.9
Total debt	$1,590.2	$1,416.2	$1,589.9	$1,438.2

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt, all of which is classified within Level 2 of the fair value hierarchy described in Note 2.

Note 8 - Common Stock Repurchases

On March 1, 2024, the Company announced that the Board of Directors authorized a $1.1 billion share repurchase program (the 2024 authorization). Total share repurchases, inclusive of taxes and fees, under this program for the first quarter 2026 were 2.6 million shares for $106.7 (average price of $41.06), completing this authorization. On August 19, 2025, the Company announced a share repurchase program authorizing the repurchase of up to an additional $750.0 million in shares of the Company's common stock (the 2025 authorization), which commenced immediately following the completion of the 2024 authorization. During the first quarter 2026, the Company repurchased 1.3 million shares for $54.0 (average price of $40.24), leaving $695.9 remaining under the 2025 authorization. Following the close of the quarter and through April 28, 2026, the Company repurchased 1.4 million additional shares for $60.7 (average price of $41.45), leaving $635.1 remaining under the 2025 authorization.

Note 9 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim and related service matters associated with insurance policies and contracts issued by its operating companies. At March 31, 2026, the Company had no material non-claim and related service litigation exposures in its consolidated business.

Note 10 - Segment Information

The Company is engaged in the business of insurance underwriting and related services. It conducts its business through a number of operating companies, which utilize one or more insurance company subsidiaries to issue their policies, and is organized into two segments: Specialty Insurance and Title Insurance. The Company's reportable segments are strategic business units that offer different types of insurance that are managed separately because the nature of each varies from a customer, distribution, and economic perspective. The results of a small life and accident insurance business, the parent holding company, and several internal corporate services subsidiaries are included within Corporate & Other.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

Specialty Insurance provides property and liability insurance primarily to commercial clients. Commercial auto is the largest type of coverage underwritten by Specialty Insurance, accounting for 42.4% of the segment's net premiums earned in the first quarter 2026. The remaining premiums written by Specialty Insurance are derived largely from a wide variety of coverages, including workers' compensation, property, general liability, general aviation, directors' and officers' indemnity, fidelity and surety indemnities, home and auto warranties, and accident & health. Upon closing, the Company plans to report its previously announced proposed acquisition of Everett Cash Mutual Insurance Co. and affiliated companies, subject to policyholder approval and customary and regulatory closing conditions, within the Specialty Insurance segment.

Title Insurance consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens, and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

The accounting policies of the Specialty Insurance and Title Insurance segments are the same as those described in the summary of significant accounting policies in Note 1 in the Notes to Consolidated Financial Statements included in Old Republic's 2025 Annual Report on Form 10-K. Income taxes are calculated on the basis of the taxable income of the individual entities within each segment.

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

The contributions of Old Republic's reportable segments to consolidated totals are shown in the following tables.

Quarter Ended March 31, 2026:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$1,315.3	$618.9	$0.9	$—	$1,935.2
Net premiums earned	1,291.8	618.9	2.4	—	1,913.2
Title, escrow, and other fees	—	58.9	—	—	58.9
Total premiums and fees	1,291.8	677.8	2.4	—	1,972.2
Other income	47.1	0.1	—	—	47.3

Expenses (b):
Loss and loss adjustment expenses	817.2	17.4	0.9	—	835.5
Dividends to policyholders	4.6	—	—	—	4.6
Underwriting, acquisition, and other expenses:
Commissions	138.6	435.3	(0.1)	—	573.9
Insurance taxes, licenses, and fees	52.9	10.4	0.5	—	63.9
Subtotal	191.6	445.7	0.4	—	637.9
General expenses	258.2	215.3	16.5	—	490.1
Total underwriting, acquisition, and
other expenses	449.9	661.1	16.9	—	1,128.0
Segment underwriting income (loss)	67.2	(0.5)	(15.4)	—	51.2
Add: Net investment income	158.1	17.4	18.7	(16.3)	178.0
Less: Interest and other charges	16.2	0.1	17.6	(16.3)	17.7
Segment pretax operating income (loss)	209.0	16.7	(14.3)	—	211.5
Income taxes (credits) on above	43.0	3.3	(4.9)	—	41.4
Net income (loss) excluding investment gains	$166.0	$13.3	$(9.3)	$—	170.0
Consolidated pretax investment gains:
Realized from actual transactions and
impairments					85.3
Unrealized from changes in fair value of
equity securities					116.4
Income taxes on above					42.4
Net of tax investment gains					159.4
Total net income					329.5
Net loss attributable to noncontrolling interests					(0.5)
Net income to shareholders					$330.0

Segment and consolidated combined ratio	94.8%	100.1%			96.6%
__________

(a)    Includes intercompany financing arrangements between Old Republic's parent holding company and the Specialty Insurance group for which interest charges were $16.3 for the quarter ended March 31, 2026.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

Quarter Ended March 31, 2025:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$1,272.0	$546.9	$3.3	$—	$1,822.4
Net premiums earned	1,233.6	546.9	2.2	—	1,782.9
Title, escrow, and other fees	—	58.1	—	—	58.1
Total premiums and fees	1,233.6	605.1	2.2	—	1,841.0
Other income	47.1	0.1	—	—	47.2

Expenses (b):
Loss and loss adjustment expenses	755.5	16.0	0.5	—	772.1
Dividends to policyholders	5.5	—	—	—	5.5
Underwriting, acquisition, and other expenses:
Commissions	139.6	376.4	(0.2)	—	515.9
Insurance taxes, licenses, and fees	42.7	8.9	1.9	—	53.6
Subtotal	182.3	385.4	1.7	—	569.5
General expenses	211.2	215.9	14.0	—	441.1
Total underwriting, acquisition, and
other expenses	393.5	601.4	15.8	—	1,010.7
Segment underwriting income (loss)	126.1	(12.2)	(14.0)	—	99.8
Add: Net investment income	150.0	16.7	19.9	(15.9)	170.7
Less: Interest and other charges	16.0	0.1	17.6	(15.9)	17.8
Segment pretax operating income (loss)	260.1	4.3	(11.8)	—	252.7
Income taxes (credits) on above	53.0	1.0	(4.2)	—	49.8
Net income (loss) excluding investment gains	$207.0	$3.3	$(7.5)	$—	202.8
Consolidated pretax investment gains:
Realized from actual transactions and
impairments					37.4
Unrealized from changes in fair value of
equity securities					17.6
Income taxes on above					11.7
Net of tax investment gains					43.2
Total net income					246.1
Net income attributable to noncontrolling interests					1.1
Net income to shareholders					$245.0

Segment and consolidated combined ratio	89.8%	102.1%			93.7%
__________

(a)    Includes intercompany financing arrangements between Old Republic's parent holding company and the Specialty Insurance group for which interest charges were $15.9 for the quarter ended March 31, 2025.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

	March 31,	December 31,
	2026	2025
Consolidated Assets:
Specialty Insurance	$27,118.9	$26,750.6
Title Insurance	1,958.3	1,937.7
Total assets of Company segments	29,077.3	28,688.4
Corporate & Other	631.8	1,334.8
Consolidation elimination adjustments (a)	(113.1)	(160.5)
Consolidated assets	$29,596.0	$29,862.7
__________

(a) Includes predominately intercompany debt and various reclassifications.

Note 11 - Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued. No subsequent events were identified that require adjustment or disclosure to the consolidated financial statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Quarters Ended March 31, 2026 and 2025
($ in Millions, Except Per Share Data)

OVERVIEW

This management discussion and analysis of financial condition and results of operations pertains to the consolidated accounts of Old Republic International Corporation, its subsidiaries, and any variable interest entities that meet the requirements for consolidation (collectively, "Old Republic", "ORI", or "the Company"). The Company conducts its business through a number of operating companies, which utilize one or more insurance company subsidiaries to issue their policies, and is organized into two segments: Specialty Insurance and Title Insurance. A small life and accident insurance business, accounting for 0.1% of consolidated operating revenues for the quarter ended March 31, 2026 and 0.4% of consolidated assets as of that date, is included within the Corporate & Other caption of this report.

The consolidated accounts are presented in conformity with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) of accounting principles generally accepted in the United States of America (GAAP). As a publicly held company, Old Republic utilizes GAAP to comply with the financial reporting requirements of the Securities and Exchange Commission (SEC). The FASB and SEC periodically issue various releases, most of which require additional financial statement disclosures and provide related application guidance. Recent guidance issued by the FASB is summarized further in the Notes to Consolidated Financial Statements where applicable.

As a state-regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices generally reflect greater conservatism and comparability among insurers and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of federal income taxes payable currently among ORI's tax-consolidated entities, and the upstreaming of dividends and payment of interest and principal on surplus notes by insurance subsidiaries to the parent holding company. The major differences between these statutory accounting practices and GAAP are summarized in Note 1 in the Notes to Consolidated Financial Statements included in Old Republic's 2025 Annual Report on Form 10-K.

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

This section of this Form 10-Q generally includes a discussion primarily focused on quarter-to-quarter comparisons between 2026 and 2025. Detailed discussions of year-to-year comparisons between annual periods presented can be found in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Reports on Form 10-K.

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following results for the first quarter 2026:

•Net income of $330.0, compared to $245.0 last year.
•Net income excluding investment gains (net operating income) of $170.5, compared to $201.7 last year.
•Net operating income per diluted share of $0.68, compared to $0.81 last year.
•Consolidated net premiums and fees earned of $1.97 billion, compared to nearly $1.85 billion last year.
•Net investment income of $178.0, compared to $170.7 last year.
•Consolidated combined ratio of 96.6%, compared to 93.7% last year.
•Favorable loss reserve development of 1.5 points, compared to 2.6 points last year.
•Book value per share of $24.53, inclusive of dividends declared, up 2.6% since year-end 2025.
•Annualized operating return on equity of 11.5%.
•Total capital returned to shareholders of $237.5.

OVERALL RESULTS ATTRIBUTABLE TO SHAREHOLDERS

	Quarters Ended March 31,
	2026	2025	% Change
Net income	$330.0	$245.0
Net of tax investment gains	159.4	43.2
Net income excluding investment gains	$170.5	$201.7	(15.4)%

Combined ratio	96.6%	93.7%

PER DILUTED SHARE ATTRIBUTABLE TO SHAREHOLDERS

	Quarters Ended March 31,
	2026	2025	% Change
Net income	$1.32	$0.98
Net of tax investment gains	0.64	0.17
Net income excluding investment gains	$0.68	$0.81	(15.4)%

SHAREHOLDERS' EQUITY (BOOK VALUE)

	Mar. 31,	Dec. 31,
	2026	2025	% Change
Total	$5,911.9	$5,914.0	—%
Per common share	$24.53	$24.21	1.3%

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

FINANCIAL HIGHLIGHTS
	Quarters Ended March 31,
SUMMARY INCOME STATEMENTS:	2026	2025	% Change
Revenues:
Net premiums and fees earned	$1,972.2	$1,841.0	7.1%
Net investment income	178.0	170.7	4.3
Other income	47.3	47.2	0.2
Total operating revenues	2,197.6	2,059.0	6.7
Net investment gains:
Realized from actual transactions and impairments	85.3	37.4
Unrealized from changes in fair value of equity securities	116.4	17.6
Total net investment gains	201.8	55.0
Total revenues	2,399.4	2,114.0
Operating expenses:
Loss and loss adjustment expenses	840.2	777.7	8.0
Underwriting, acquisition, and other expenses	1,128.0	1,010.7	11.6
Interest and other charges	17.7	17.8	(0.5)
Total expenses	1,986.0	1,806.3	10.0%
Pretax income	413.4	307.7
Income taxes	83.8	61.6
Total net income	329.5	246.1
Net income (loss) attributable to noncontrolling interests	(0.5)	1.1
Net income attributable to shareholders	$330.0	$245.0

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income excluding investment gains	$0.70	$0.83	(15.1)%
Net investment gains:
Realized investment gains	0.28	0.12
Unrealized from changes in fair value of equity securities	0.38	0.06
Basic net income	$1.36	$1.01

Diluted net income excluding investment gains	$0.68	$0.81	(15.4)%
Net investment gains:
Realized investment gains	0.27	0.12
Unrealized from changes in fair value of equity securities	0.37	0.05
Diluted net income	$1.32	$0.98

Dividends declared on common stock	$0.315	$0.290	8.6%

The information presented in the following table highlights the most meaningful indicators of Old Republic's segmented and consolidated financial performance. The information underscores the Company's performance, as well as the sound investment of their capital and underwriting cash flows.

Sources of Consolidated Income
	Quarters Ended March 31,
	2026	2025	% Change
Net premiums and fees earned:
Specialty Insurance	$1,291.8	$1,233.6	4.7%
Title Insurance	677.8	605.1	12.0
Corporate & Other	2.4	2.2	7.6
Consolidated	$1,972.2	$1,841.0	7.1%

Underwriting income (loss): (a)
Specialty Insurance	$67.2	$126.1	(46.7)%
Title Insurance	(0.5)	(12.2)	95.2
Corporate & Other	(15.4)	(14.0)	(9.4)
Consolidated	$51.2	$99.8	(48.7)%

Net investment income:
Specialty Insurance	$158.1	$150.0	5.4%
Title Insurance	17.4	16.7	4.4
Corporate & Other	2.4	3.9	(38.1)
Consolidated	$178.0	$170.7	4.3%

Interest and other charges:
Specialty Insurance	$16.2	$16.0
Title Insurance	0.1	0.1
Corporate & Other (b)	1.3	1.6
Consolidated	$17.7	$17.8	(0.5)%

Pretax income (loss) excluding investment gains:
Specialty Insurance	$209.0	$260.1	(19.6)%
Title Insurance	16.7	4.3	284.5
Corporate & Other	(14.3)	(11.8)	(21.1)
Consolidated	211.5	252.7	(16.3)%
Income taxes	41.4	49.8
Net income excluding investment gains	170.0	202.8	(16.2)%
Consolidated pretax investment gains:
Realized from actual transactions and impairments	85.3	37.4
Unrealized from changes in fair value of equity securities	116.4	17.6
Total	201.8	55.0
Income taxes	42.4	11.7
Net of tax investment gains	159.4	43.2
Total net income	329.5	246.1
Net income (loss) attributable to noncontrolling interests	(0.5)	1.1
Net income attributable to shareholders	$330.0	$245.0

(a) Includes related services.
(b) Includes consolidation/elimination entries.

Specialty Insurance Segment Operating Results

	Quarters Ended March 31,
	2026	2025	% Change
Revenues:
Net premiums written	$1,315.3	$1,272.0	3.4%
Net premiums earned	1,291.8	1,233.6	4.7
Other income	47.1	47.1	0.2
Expenses:
Loss and loss adjustment expenses	821.9	761.0	8.0
Underwriting, acquisition, and other expenses	449.9	393.5	14.3
Segment underwriting income	67.2	126.1	(46.7)
Add: Net investment income	158.1	150.0	5.4
Less: Interest and other charges	16.2	16.0	1.7
Segment pretax operating income	$209.0	$260.1	(19.6)%

Loss ratio:
Current year	65.2%	65.0%
Prior years	(1.6)	(3.3)
Total	63.6	61.7
Expense ratio	31.2	28.1
Combined ratio	94.8%	89.8%

Specialty Insurance net premiums earned increased 4.7%. Growth was driven by a combination of premium rate increases and new business production, including an increasing contribution from new operating companies, partially offset by a decline in renewal retention ratios. Retention ratios were affected by the continued prioritization of rate, in particular within commercial auto and general liability lines where significant rate increases were achieved. Premium growth was most pronounced within commercial auto, property, accident & health, and general liability coverages while the most notable decline came from Canadian travel accident and trucking.

The net investment income increase was driven by a higher invested asset base, along with higher investment yields earned.

The Specialty Insurance loss ratio is higher due to lower levels of favorable prior year loss reserve development while the current year loss ratio remained consistent. Favorable prior year development came predominately from commercial auto, workers' compensation, and property, partially offset by modest unfavorable development in general liability. The expense ratio is elevated due to continued investments in start-up operating companies which are not at scale, information technology modernization, data analytics, and artificial intelligence, including the additional personnel costs to manage all of these key initiatives. Several of the information technology modernization efforts are entering a phase in which costs are being amortized while the systems being replaced are not yet decommissioned.

Together, these factors produced a profitable combined ratio and strong pretax operating income. For Specialty Insurance, combined ratios between 90% and 95% are targeted over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly with long-tailed lines of coverage.

Old Republic’s previously announced proposed acquisition of Everett Cash Mutual Insurance Co. (ECM) and affiliated companies following its conversion to a stock company in a sponsored demutualization transaction has received regulatory approval, and is expected to close early in the third quarter 2026 upon receipt of policyholder approval and completion of all customary and regulatory closing conditions. Upon closing, ECM will be reported within the Specialty Insurance segment operating results.

Title Insurance Segment Operating Results

	Quarters Ended March 31,
	2026	2025	% Change
Revenues:
Net premiums earned	$618.9	$546.9	13.2%
Title, escrow, and other fees	58.9	58.1	1.3
Net premiums and fees earned	677.8	605.1	12.0
Other income	0.1	0.1	N/M
Expenses:
Loss and loss adjustment expenses	17.4	16.0	8.7
Underwriting, acquisition, and other expenses	661.1	601.4	9.9
Segment underwriting loss	(0.5)	(12.2)	95.2
Add: Net investment income	17.4	16.7	4.4
Less: Interest and other charges	0.1	0.1	N/M
Segment pretax operating income	$16.7	$4.3	284.5%

Loss ratio:
Current year	3.7%	3.5%
Prior years	(1.1)	(0.8)
Total	2.6	2.7
Expense ratio	97.5	99.4
Combined ratio	100.1%	102.1%

Title Insurance net premiums and fees earned increased 12.0% for the quarter. Both agency and directly produced premiums experienced solid growth and strong commercial business production. Commercial premiums represented 27% of net premiums earned compared to 24% in the first quarter of last year. Title, escrow, and other fees were up slightly, as the decrease in fees from the sale of certain technology platforms in the first quarter 2025 was offset by growth in escrow and closing service fees.

Net investment income increased primarily due to higher investment yields earned on a slightly higher invested asset base.

The Title Insurance loss ratio remained consistent with last year, reflecting a higher level of favorable prior year loss reserve development offset by slightly higher current year losses. The expense ratio continues to benefit from expense management and scale, partially offset by a higher amount of agent commissions primarily due to greater amounts of agency business compared to the direct operation.

Together, these factors produced higher pretax operating income. For Title Insurance, combined ratios between 90% to 95% are targeted over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range. Although Title Insurance has been navigating a difficult real estate environment over the last few years resulting in ratios in excess of this range, they continue to strive to come into range in the near term.

Corporate & Other Operating Results

	Quarters Ended March 31,
	2026	2025	% Change
Net premiums earned	$2.4	$2.2	7.6%
Net investment income (a)	2.4	3.9	(38.1)
Operating revenues	4.8	6.2	(21.5)
Operating expenses	19.1	18.0	6.4
Corporate & Other pretax operating loss	$(14.3)	$(11.8)	(21.1)%
(a) Net of elimination entries.

Corporate & Other includes a small life and accident insurance business, the parent holding company, and several internal corporate services subsidiaries. Net investment income was impacted by a lower invested asset base due to the return of capital to shareholders, including the January 2026 special dividend payment.

Investments

As of March 31, 2026, the consolidated investment portfolio reflected an allocation of approximately 85% to fixed income securities (bonds and notes) and short-term investments, and 15% to equity securities (common and preferred stocks). The investment management process remains focused on retaining quality investments that produce consistent streams of investment income, while monitoring concentration limits among the operating companies. The equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

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

Shareholders' Equity Per Share

Changes in shareholders' equity per share are reflected in the following table. These changes resulted mostly from net operating income, realized and unrealized investment gains (losses), and dividends to shareholders declared during the period.

	Quarters Ended Mar. 31,
	2026	2025
Beginning balance	$24.21	$22.84
Changes in shareholders' equity:
Net income excluding net investment gains	0.70	0.83
Net of tax realized investment gains	0.28	0.12
Net of tax unrealized investment gains (losses):
Fixed income securities	(0.47)	0.46
Equity securities	0.38	0.06
Total net of tax realized and unrealized investment gains	0.19	0.64
Dividends declared	(0.315)	(0.290)
Other – net	(0.26)	0.17
Net change	0.32	1.35
Ending balance	$24.53	$24.19
Change for the period	1.3%	5.9%
Change for the period, inclusive of dividends declared	2.6%	7.2%
Total capital returned to shareholders during the quarter was $237.5, comprised of $76.7 in dividends and $160.7 in share repurchases.

DETAILED MANAGEMENT DISCUSSION AND ANALYSIS

This section of Management's Discussion and Analysis of Financial Condition and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums & Fees

The major sources of Old Republic's consolidated net earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	Quarters Ended
	March 31,		Years Ended December 31,
	2026	2025	2025	2024	2023
Specialty Insurance	$1,291.8	$1,233.6	$5,184.8	$4,677.0	$4,119.2
Title Insurance	677.8	605.1	2,858.6	2,619.1	2,562.8
Corporate & Other	2.4	2.2	9.4	14.6	25.6
Total	$1,972.2	$1,841.0	$8,052.9	$7,310.8	$6,707.7
Percentage change from prior period	7.1%		10.1%	9.0%

Consolidated net premiums and fees earned increased 7.1% for the first quarter 2026 resulting from growth in both Specialty Insurance and Title Insurance.

Net Investment Income

The following tables reflect the invested asset bases as of the indicated dates, the investment income earned, and resulting yields on such assets.

	As of March 31,		As of December 31,
	2026	2025	2025	2024
Invested assets at book value	$15,079.5	$14,683.2	$15,498.0	$15,035.1
Fair value adjustment	1,314.0	1,205.5	1,341.0	1,043.8
Invested assets at fair value	$16,393.5	$15,888.7	$16,839.0	$16,079.0

	Quarters Ended
	March 31,		Years Ended December 31,
	2026	2025	2025	2024	2023
Net investment income	$178.0	$170.7	$708.7	$673.1	$578.3
Yield at book value	4.66%	4.60%	4.64%	4.47%	3.82%
Yield at fair value	4.28%	4.27%	4.31%	4.18%	3.62%

The Company has little control over fair values, therefore management evaluates yields on the basis of investment income earned in relation to the book value of the underlying invested assets. Net investment income increased 4.3% for the first quarter 2026 driven by a higher average invested asset base in spite of returning significant excess capital, along with slightly higher investment yields earned. During the first quarter 2026, the Company reinvested in corporate fixed income securities with an average yield of 4.7% compared to an average book yield on disposals of 3.8%. The total fixed income portfolio book yield ended the first quarter 2026 at 4.75%, consistent with the end of 2025.

During the first quarter 2026, the Company purchased $672.8 of investment grade corporate bonds with an average maturity of 6.8 years and an average yield of 4.71%. In addition, the Company purchased $115.7 of government securities (primarily U.S. Treasury Notes) with an average yield of 4.02% and $22.2 of blue-chip equities with a dividend yield of 3.32%. The Company primarily owns U.S. Treasury Notes to place on deposit with the states its insurance companies are licensed to conduct business.

Loss and Loss Adjustment Expenses

The following table shows a breakdown of gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of March 31, 2026 and December 31, 2025:

	Loss and Loss Adjustment Expense Reserves
	March 31, 2026		December 31, 2025
	Gross	Net	Gross	Net

Workers' compensation	$4,624.5	$2,619.6	$4,698.7	$2,642.8
Commercial auto	5,017.1	2,244.8	4,768.9	2,205.2
General liability	2,410.1	1,273.8	2,403.5	1,245.4
Financial indemnity	952.5	735.9	979.9	735.0
Other coverages	1,067.7	700.2	1,047.6	673.4
Unallocated loss adjustment expense reserves	330.8	330.8	324.6	324.6
Total Specialty Insurance reserves	14,402.9	7,905.4	14,223.5	7,826.6
Title Insurance	546.6	546.6	545.7	545.7
Life and accident	5.1	3.1	6.4	4.1
Total loss and loss adjustment expense reserves	$14,954.8	$8,455.2	$14,775.7	$8,376.5
Asbestosis and environmental loss reserves included
in the above Specialty Insurance reserves:
Amount	$158.5	$99.1	$162.7	$101.3
% of total Specialty Insurance reserves	1.1%	1.3%	1.1%	1.3%

Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date. A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 3 of the Notes to Consolidated Financial Statements.

Net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's two segments and for its consolidated operations were as follows:

	Quarters Ended
	March 31,		Years Ended December 31,
	2026	2025	2025	2024	2023
Specialty Insurance	63.6%	61.7%	63.9%	64.1%	62.0%
Title Insurance	2.6	2.7	2.2	1.8	1.9
Consolidated loss ratio	42.6%	42.2%	41.9%	41.7%	38.7%

Reconciliation of consolidated loss ratio:
Current year	44.1%	44.8%	44.3%	43.9%	43.3%
Prior year net favorable development	(1.5)	(2.6)	(2.4)	(2.2)	(4.6)
Consolidated loss ratio	42.6%	42.2%	41.9%	41.7%	38.7%

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

Changes to the consolidated loss ratios tend to be driven by mix changes between Specialty Insurance (with loss ratios in the mid- to low-60% range) and Title Insurance (with loss ratios in the 2% range). In the first quarter 2026, the consolidated loss ratio included an amount of favorable development that was lower than 2025 but remained within the range of management's expectation.

Management believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have generally resulted in reasonable approximations of the ultimate net costs of losses incurred. Management maintains hold periods that vary primarily by line of business. However, reserves may be increased within a holding period if the initial expected loss ratio is estimated to be inadequate. Conversely, in certain cases, reserves may be released within a holding period when the redundancies are expected to exceed the upper end of the actuarially determined range, or if an increase to an initial expected loss ratio within a hold period is subsequently deemed to be excessive. No representation is made nor is any guaranty given that ultimate net losses and related costs will not develop in future years to be significantly greater or lower than currently established reserve estimates. In management's opinion, such changes in net losses and related costs are not likely to have a material effect on the Company's consolidated financial condition, although it could materially affect its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company's 2025 Annual Report on Form 10-K under Item 1A - Risk Factors.

Underwriting, Acquisition, and Other Expenses

Expenses incurred as a percentage of premiums and related fee revenues of the Company's two segments and for its consolidated operations were as follows:

	Quarters Ended
	March 31,		Years Ended December 31,
	2026	2025	2025	2024	2023
Specialty Insurance	31.2%	28.1%	29.3%	28.1%	28.2%
Title Insurance	97.5	99.4	95.4	95.2	95.2
Consolidated	54.0%	51.5%	52.8%	52.2%	53.9%

Changes to the consolidated expense ratios tend to be driven by mix changes between Specialty Insurance (with expense ratios in 30% range) and Title Insurance (with expense ratios in low- to mid-90% range). Variations in the Company's consolidated expense ratios also reflect a continually changing mix of coverages sold and costs of producing business within the segments. To a significant degree, expense ratios for both the Specialty and Title Insurance segments are reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income and can fluctuate with line of coverage mix. General operating expenses are routinely subject to timing as well as investments in business expansion and information technology. The consolidated current period expense ratio is elevated given the start-up costs of new operating companies within Specialty Insurance, continued investments in information technology modernization, including investments in data and analytics (D&A) and artificial intelligence (AI), and related personnel to manage these key initiatives.

Combined Ratios

The combined ratios of the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

	Quarters Ended
	March 31,		Years Ended December 31,
	2026	2025	2025	2024	2023
Specialty Insurance	94.8%	89.8%	93.2%	92.2%	90.2%
Title Insurance	100.1	102.1	97.6	97.0	97.1
Consolidated	96.6%	93.7%	94.7%	93.9%	92.6%

Net Investment Gains (Losses)

The Company's investment policies are designed to produce a stable source of income from interest and dividends, support the protection of capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The composition of net investment gains or losses was as follows:

	Quarters Ended
	March 31,		Years Ended December 31,
	2026	2025	2025	2024	2023
Realized investment gains (losses)
from actual transactions:
Fixed income	$2.5	$(1.0)	$(3.9)	$(112.1)	$(180.7)
Equity securities and other	92.7	38.4	209.7	206.5	165.5
Total	95.3	37.4	205.8	94.3	(15.2)
Impairment losses	(9.9)	—	(3.8)	(5.4)	(51.8)
Unrealized gains (losses) from changes in
fair value of equity securities:
Unrealized gains recognized in the period	178.0	61.2	105.8	184.0	28.2
Reclassified to realized gains upon disposition	(61.5)	(43.5)	(128.1)	(202.9)	(152.2)
Total	116.4	17.6	(22.3)	(18.9)	(123.9)
Total investment gains (losses)	$201.8	$55.0	$179.7	$69.9	$(190.9)

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

Dispositions of fixed income securities from scheduled maturities and early calls were 70.7% and 71.9% of total fixed income dispositions occurring in the first three months of 2026 and 2025, respectively. Realized gain (loss) activity in 2026 was related to the sale of fixed income and equity securities to fund the Company's return of capital through share repurchases and a special dividend, as well as portfolio management.

Income Taxes
The effective consolidated income tax rate was 20.3% in the first quarter 2026, compared to 20.0% in the first quarter 2025. Changes in the effective tax rate reflect primarily the varying proportions of pretax operating income derived from partially tax-preferred investment income (principally dividend income).

Segment Underwriting Overview

Specialty Insurance

Summary Underwriting Results

	Quarters Ended
	March 31,		Years Ended December 31,
	2026	2025	2025	2024	2023
Revenues:
Net premiums written	$1,315.3	$1,272.0	$5,430.1	$5,030.5	$4,356.3
Net premiums earned	1,291.8	1,233.6	5,184.8	4,677.0	4,119.2
Other income	47.1	47.1	194.4	177.0	162.2

Expenses:
Loss and loss adjustment expenses	817.2	755.5	3,295.6	2,975.6	2,536.7
Dividends to policyholders	4.6	5.5	16.2	23.5	16.5
Underwriting, acquisition, and other expenses:
Commissions	138.6	139.6	622.2	546.8	465.3
Insurance taxes, licenses, and fees	52.9	42.7	203.0	172.7	159.8
Subtotal	191.6	182.3	825.2	719.6	625.2
General expenses	258.2	211.2	889.4	771.1	697.0
Total underwriting, acquisition, and other expenses	449.9	393.5	1,714.7	1,490.8	1,322.2
Segment underwriting income	$67.2	$126.1	$352.6	$364.0	$406.0

Loss ratio:
Current year	65.2%	65.0%	66.8%	66.4%	67.7%
Prior years	(1.6)	(3.3)	(2.9)	(2.3)	(5.7)
Total	63.6	61.7	63.9	64.1	62.0
Expense ratio	31.2	28.1	29.3	28.1	28.2
Combined ratio	94.8%	89.8%	93.2%	92.2%	90.2%

Specialty Insurance continued to produce growth and profitability, reflecting the success of the Company’s specialty strategy and operational excellence initiatives. Growth included increasing contributions from new specialty operating companies. In addition, seven Specialty Insurance operating companies continue to expand their writings of surplus lines business for property, general liability, and financial indemnity solutions. Some of the new operating companies target the wholesale distribution channel, where excess & surplus solutions are prevalent. Recently, a number of the Specialty Insurance lines of coverage have experienced elevated loss costs, requiring an increase in premium rates. Consistent with management's philosophy of managing for the long run, Specialty Insurance expects top line and the expense ratio to be pressured while the focus is on rate adequacy.

Following the Company’s strategy to add operating companies, narrow and deep in their specialty niche, Old Republic’s previously announced proposed acquisition of Everett Cash Mutual Insurance Co. (ECM) and affiliated companies following its conversion to a stock company in a sponsored demutualization transaction has received regulatory approval, and is expected to close early in the third quarter 2026 upon receipt of policyholder approval and completion of all customary and regulatory closing conditions. Upon closing, ECM will be reported within the Specialty Insurance segment operating results.

Additionally, on April 6, 2026, the Company announced the formation of its new property insurance company that will underwrite specialized property insurance products through a national retail broker distribution network.

Premiums & Fees

The percentage of net earned premiums for major insurance coverages in the Specialty Insurance segment was as follows:

	Specialty Insurance Net Earned Premiums by Type of Coverage
	Quarters Ended
	March 31,		Years Ended December 31,
	2026	2025	2025	2024	2023
Commercial auto	42.4%	41.9%	42.1%	41.9%	41.0%
Workers' compensation	16.7	17.5	17.0	17.9	19.5
Property	11.9	11.0	11.0	10.4	9.1
General liability	11.0	10.5	10.9	10.2	8.5
Financial indemnity	6.4	7.3	6.9	6.9	8.4
Home and auto warranty	6.1	6.6	6.5	6.7	7.6
Other coverages	5.5%	5.2%	5.6%	6.0%	5.9%

Specialty Insurance net premiums earned increased 4.7% for the first quarter 2026. Growth was driven by a combination of premium rate increases and new business production, including an increasing contribution from new operating companies, partially offset by a decline in renewal retention ratios. Retention ratios were affected by the continued prioritization of rate, in particular within commercial auto and general liability lines where significant rate increases were achieved. Premium growth was most pronounced within commercial auto, property, accident & health, and general liability coverages while the most notable decline came from Canadian travel accident and trucking. The decline in financial indemnity relates to the previously announced exit of transactional liability coverages.

Loss and Loss Adjustment Expenses

The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	Specialty Insurance Loss Ratios by Type of Coverage
	Quarters Ended
	March 31,		Years Ended December 31,
	2026	2025	2025	2024	2023
Commercial auto	70.4%	70.3%	72.3%	72.4%	71.5%
Workers' compensation	62.3	58.7	59.0	48.0	41.4
Property	44.5	48.6	52.0	49.9	60.4
General liability	64.3	58.6	62.0	71.6	72.5
Financial indemnity	52.2	51.5	48.0	63.9	48.2
Home and auto warranty	52.7	51.0	54.9	58.2	65.5
Other coverages	81.0	63.9	71.7	73.1	65.9
All coverages	63.6%	61.7%	63.9%	64.1%	62.0%

The first quarter 2026 Specialty Insurance current year loss ratio remained consistent with the prior year, however, the level of favorable prior year loss reserve development decreased.

Net reserve development in the quarter came primarily from:

•Workers’ compensation with favorable development in most years outside of the hold periods (predominantly from accident years 2016 through 2022), partially offset by unfavorable development from a few large losses in older accident years and a few in more recent years within the hold periods (2023 through 2025). The reserving fundamentals are solid but there is always the possibility of an isolated large loss emerging in a given quarter.
•Commercial auto with favorable development predominantly from accident years 2019 through 2021 and 2025, partially offset by unfavorable development from accident years 2022 through 2024. The reserves set for the liability portion of long-haul trucking for accident year 2025 are holding, as paid claims and case reserve development were within expectations.
•Property with an elevated level of favorable development coming from 2022 through 2024, partially offset by 2025 where there were a few large fire claims.
•General liability with a much smaller level of unfavorable development, where a meaningful level of favorable development from most years was offset by a few years with a number of large losses resulting in $4.3 of unfavorable development on $141.4 of net earned premium.

Sales and General Expenses

The current period expense ratio is elevated primarily due to continued investments in start-up operating companies which are not at scale, information technology modernization, D&A, and AI, including the additional personnel costs to manage all of these key initiatives. Specialty Insurance has started up six new operating companies in the last five years that are not yet at full scale. Depending on the operating company, it can take three to five years before scale is achieved, and the operating company becomes accretive to earnings.

In addition, Specialty Insurance is investing in modernizing core systems (policy administration, claims, billing, and data warehouse) at several operating companies. Some of these modernization projects have reached the point where modules of the new core system have been put into production while the system being replaced remains in service for a period of transition. The Company expects some level of these redundant costs to exist over the next few years, at which time expenses should decrease as the old systems are fully decommissioned. To give perspective, over half of Old Republic’s mature operating companies have modernization efforts underway for their core IT systems. These are all multi-year, complex projects that introduce a relatively unique situation where the ultimate cost, timing of expense recognition, and length of the project are extremely difficult to determine.

Finally, Old Republic continues to make significant investments in D&A and AI. D&A is a more mature initiative, however, that investment has been increasing recently. AI is in the beginning stages of having dedicated resources that are orchestrating a meaningful company-wide approach. To date, the Company has invested significant executive time creating an AI strategy, and several projects are just beginning.

Title Insurance

Summary Underwriting Results

	Quarters Ended
	March 31,		Years Ended December 31,
	2026	2025	2025	2024	2023
Revenues:
Net premiums earned	$618.9	$546.9	$2,594.4	$2,334.6	$2,300.9
Title, escrow, and other fees	58.9	58.1	264.1	284.4	261.8
Total premiums and fees	677.8	605.1	2,858.6	2,619.1	2,562.8
Other income	0.1	0.1	0.6	0.6	0.7

Expenses:
Loss and loss adjustment expenses	17.4	16.0	62.2	46.1	48.7
Underwriting, acquisition, and other expenses:
Commissions	435.3	376.4	1,784.8	1,601.2	1,608.1
Insurance taxes, licenses, and fees	10.4	8.9	45.0	37.5	18.7
Subtotal	445.7	385.4	1,829.9	1,638.7	1,626.8
General expenses	215.3	215.9	897.1	855.1	812.4
Total underwriting, acquisition, and other expenses	661.1	601.4	2,727.0	2,493.8	2,439.3
Segment underwriting income (loss)	$(0.5)	$(12.2)	$69.9	$79.7	$75.4

Loss ratio (a):
Current year	3.7%	3.5%	3.4%	3.4%	3.7%
Prior years	(1.1)	(0.8)	(1.2)	(1.6)	(1.8)
Total	2.6	2.7	2.2	1.8	1.9
Expense ratio	97.5	99.4	95.4	95.2	95.2
Combined ratio	100.1%	102.1%	97.6%	97.0%	97.1%
__________

(a) Title loss, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.

Title Insurance experienced premium growth compared to last year, however, an elevated combined ratio reflects continued challenging market conditions and seasonal nature of this business.

Premiums & Fees

The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

	Premium and Fee Production by Source
	Quarters Ended
	March 31,		Years Ended December 31,
	2026	2025	2025	2024	2023
Direct Operations	20.5%	22.1%	21.9%	23.0%	21.0%
Independent Title Agents	79.5%	77.9%	78.1%	77.0%	79.0%

Title Insurance net premiums and fees earned increased 12.0% for the first quarter 2026, continuing to reflect strong activity in the commercial sector and an increase in refinance activity. Both agency and directly produced premiums experienced solid growth and strong commercial business production. Commercial premiums represented 27% of net premiums earned compared to 24% in the first quarter 2025. Title, escrow, and other fees were up slightly, as the decrease in fees from the sale of certain technology platforms in the first quarter 2025 was offset by growth in escrow and closing service fees.

Loss and Loss Adjustment Expenses

Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The loss ratio for Title Insurance in the first quarter 2026 remained consistent with last year, reflecting a higher level of favorable prior year loss reserve development offset by slightly higher current year losses. The favorable development in the first quarter 2026, primarily from years 2019 through 2023, was partially offset by unfavorable development from 2024.

Sales and General Expenses

The first quarter 2026 expense ratio continues to benefit from expense management and scale, partially offset by a higher amount of agent commissions primarily due to greater amounts of agency business compared to the direct operation.

FINANCIAL CONDITION

The resiliency of ORI’s business model rests on the 20 different operating companies within Specialty Insurance and Title Insurance. Each operating company is a specialist, narrow and deep in their specialty niche, with a keen focus on service, including distribution, claims, underwriting, and risk control. They operate with autonomy and accountability, with the attendant benefits of diversification to manage risk. The portfolio of diverse specialty businesses is supported by a strong balance sheet, conservatively managed and reflected by an A+ rating from A.M. Best. ORI’s ongoing profitability and strong balance sheet has enabled the return of a record amount of capital to shareholders in recent years. With 7.7% insider ownership, ORI’s employees, officers, and directors are directly aligned with shareholder value creation.

Balance Sheet Metrics and Performance Statistics

	March 31,	December 31,
	2026	2025
Total investments	$16,393.5	$16,839.0
Total assets	29,596.0	29,862.7
Long-term debt	1,590.2	1,589.9
Total liabilities	23,670.5	23,934.2
Total shareholders' equity	5,911.9	5,914.0
Book value per share	24.53	24.21
Debt to equity ratio	26.9%	26.9%

Total assets at March 31, 2026 decreased 0.9% since year-end 2025, including a decrease of 2.6% in total investments from the return of excess capital, including the $615.2 special dividend paid during the first quarter 2026, offset by strong operating cash flows and slightly higher valuations. Total liabilities decreased 1.1% since year-end 2025 due to settlement of the dividend payable recorded at year-end. Shareholders’ equity was relatively flat, resulting in a debt to equity ratio of 26.9%.

ORI’s growth in book value per share including dividends is one of the various markers of performance and strength, calculated as the sum of the annual change in book value per share plus dividends declared. As shown in the tables below, this amounts to 2.6% for the first quarter 2026, compared with 7.2% for the same period in 2025. The primary drivers and total of ORI’s growth in book value are shown in the tables below.

Drivers of Growth in Book Value Including Dividends

	Quarters Ended
	March 31,
	2026	2025
Net operating income	2.9%	3.6%
Realized investment gains	1.2	0.5
Unrealized from changes in fair value	(0.4)	2.3
Other	(1.1)	0.7
Total	2.6%	7.2%

The growth in book value for the first quarter 2026 was driven by net operating income and net investment gains, partially offset by the dilutive effect of share repurchase activity.

Growth in Book Value Including Dividends

	Quarters Ended
	March 31,
	2026	2025
End of period book value	$24.53	$24.19
Less beginning of period book value	24.21	22.84
Change in book value	0.32	1.35
Dividend declared to shareholders	(0.315)	(0.290)
Total	$0.64	$1.64

Total from change in book value	1.3%	5.9%
Total from dividends declared to shareholders	1.3	1.3
Total growth in book value including dividends	2.6%	7.2%

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both March 31, 2026 and December 31, 2025, nearly all of the Company's investments consisted of marketable securities. The investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds, or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counterparty risk attributes. At March 31, 2026, the Company had no fixed income securities in default as to principal and/or interest.

The fixed income portfolio continues to be the anchor for the operating companies' obligations. The maturities of the fixed income securities are generally matched to the expected liabilities for claim payment obligations to policyholders and their beneficiaries.

Old Republic’s investment portfolio is focused on ensuring solid funding of the operating companies' obligations to policyholders and their beneficiaries, as well as the long-term stability of the subsidiaries’ capital base. For these reasons, the Company performs regular stress tests of the investment portfolio to gain reasonable assurance that periodic downdrafts in market prices do not undermine the Company's financial strength.

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a)

	March 31,	December 31,
	2026	2025
Aaa	0.9%	1.1%
Aa	23.1	23.1
A	42.4	42.5
Baa	32.5	32.3
Total investment grade	98.9	99.0
Non-investment grade or non-rated issuers	1.1	1.0
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, and Corporate issuers.

With approximately 99.0% of the Company's fixed income securities considered investment grade at March 31, 2026 and December 31, 2025, tight credit spreads have resulted in a preference toward purchases of higher-rated securities in recent years.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Fixed Income Securities

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Basic Materials	$44.2	$0.6	$0.4	$44.3
Consumer, Cyclical	41.2	—	1.4	39.8
Industrial	26.6	0.2	0.3	26.4
Energy	8.8	—	—	8.8
Other (includes two industry groups)	11.8	0.7	0.1	12.4
Total	$132.8	$1.6	$2.4	$131.9

Investment Grade Fixed Income Securities by Industry Concentration:
Utilities	$2,394.6	$32.5	$13.3	$2,413.7
Consumer, Non-cyclical	2,362.9	31.9	8.7	2,386.1
Government	1,800.7	6.3	26.2	1,780.8
Industrial	1,738.4	26.9	6.7	1,758.7
Financial	1,550.5	22.9	4.0	1,569.4
Consumer, Cyclical	910.9	13.4	2.1	922.2
Energy	715.5	10.2	3.2	722.5
Other (includes four industry groups)	1,108.4	13.3	4.8	1,116.9
Total	$12,582.3	$157.7	$69.3	$12,670.7

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment and not indicative of a deterioration of credit quality. Consistent with a higher interest rate environment, gross unrealized gains have decreased while gross unrealized losses have increased.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Equity Securities

March 31, 2026	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities by Industry Concentration:
Consumer, Non-cyclical	$443.2	$253.2	$13.8	$682.6
Utilities	375.8	233.1	0.9	608.0
Industrial	172.8	337.4	1.7	508.5
Energy	97.6	148.6	—	246.3
Consumer, Cyclical	60.3	75.2	—	135.5
Financial	50.0	81.5	—	131.6
Other (includes five industry groups)	101.1	113.9	0.2	214.9
Total	$1,301.1	$1,243.2	$16.6	$2,527.7

The Company's equity portfolio consists primarily of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends. The Company's invested asset base in equity securities, as well as the corresponding gross unrealized gains and losses, have remained relatively consistent in recent years.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
March 31, 2026	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$499.1	$22.2	$2.0	$0.1
Due after one year through five years	1,950.1	41.1	37.0	0.9
Due after five years through ten years	1,812.4	26.7	30.5	1.3
Due after ten years	160.1	—	2.1	—
Total	$4,421.7	$90.1	$71.8	$2.4

Total gross unrealized losses on all fixed income securities increased from year-end 2025. This increase is evident across all maturity categories, with the most pronounced impact reflected in fixed income securities with maturities of greater than five years. This aligns with the duration profile of the portfolio, where longer-dated securities are typically more sensitive to changes in interest rates.

Actual maturities may differ from contractual maturities due to rights to call or prepay obligations.

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
March 31, 2026	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Income Securities:
One to six months	$35.4	$—	$—	$35.4
Seven to twelve months	0.1	—	—	0.1
More than twelve months	36.2	—	—	36.2
Total	$71.8	$—	$—	$71.8

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment and not indicative of a deterioration of credit quality.

Age Distribution of Fixed Income Securities

	March 31,	December 31,
	2026	2025
Maturity Ranges:
Due in one year or less	10.1%	10.9%
Due after one year through five years	48.0	46.6
Due after five years through ten years	39.3	38.9
Due after ten years through fifteen years	2.5	3.5
Due after fifteen years	0.1	0.1
Total	100.0%	100.0%

Average Maturity in Years	4.7	4.6
Duration	4.0	3.9

The slight shift to fixed income securities with mid-range maturities is a result of investing opportunistically with consideration given to asset-liability matching. Average maturity in years provides insight into the duration profile of the fixed income portfolio by measuring the weighted-average time until principal is repaid. Average maturity remained relatively unchanged from year-end 2025, indicating that reinvestment activity continued to focus on securities with similar maturities.

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.0 as of March 31, 2026 implies that a 100-basis point parallel increase in interest rates from current levels would result in a decline in the fair value of the fixed income investment portfolio of approximately 4.0%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on year-end 2025 data, the maximum amount of dividends that can be paid to the parent company by its insurance and a small number of non-insurance company subsidiaries during 2026 without prior approval of appropriate regulatory authorities is approximately $984.8, of which $195.7 has been received through March 31, 2026. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated dividend payments to shareholders, operating expenses, and the near-term capital needs of its operations.

Old Republic's total capitalization of $7,502.2 at March 31, 2026 consisted of debt of $1,590.2 and shareholders' equity of $5,911.9. Changes in the ORI shareholders' equity account reflect primarily net operating income, realized and unrealized gains (losses), dividend payments to shareholders, and share repurchases for the period then ended. At March 31, 2026, the Company's consolidated debt to equity ratio was 26.9%. The Company has adequate sources of liquidity available to retire the Senior Notes maturing in August 2026 in the event that market conditions are not favorable to refinancing.

Old Republic has paid a regular dividend without interruption since 1942 (85 years), and it has raised the regular annual dividend for each of the past 45 years. The dividend amount is reviewed and approved by the Board of Directors quarterly and annually. In establishing each year's regular dividend, the Company does not follow a strict formulaic approach, and favors an increasing dividend amount largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's regular dividend is set judgmentally in consideration of such key factors as the dividend-paying capacity of the Company's insurance subsidiaries, the trends in average annual earnings for the five to ten most recent calendar years, the amount of stock repurchases, and management's long-term expectations for the Company's consolidated business.

During the quarter, the Company returned total capital to shareholders of $237.5, comprised of $76.7 in dividends and $160.7 in share repurchases (3.9 million shares at an average price of $40.62 per share). Following the close of the quarter and through April 28, 2026, the Company repurchased $60.7 of additional shares (1.4 million shares at an average price of $41.45 per share), leaving $635.1 remaining under the current authorization.

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

Reinsurance Programs

In order to maintain premium production within its capacity and limit maximum losses for which it might become liable under its policies, Old Republic, as is common practice in the insurance industry, may cede a portion or all of its premiums and related liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company's reinsurance programs can be found in Part 1 of the Company's 2025 Annual Report on Form 10-K.

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

Old Republic believes that its most critical accounting estimate relates to the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting this estimate are summarized in the Company's 2025 Annual Report on Form 10-K.

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

A more detailed listing and discussion of the risks and other factors which affect the Company's risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company's 2025 Form 10-K, and the various risks, uncertainties, and other factors that are included from time to time in other Securities and Exchange Commission filings.

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

Old Republic's market risk exposures at March 31, 2026 have not materially changed from those identified in the Company's 2025 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2026, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company's 2025 Annual report on Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans ($ in Millions)
January 1 - January 31, 2026	720,800	$38.84	720,800	$829.1
February 1 - February 28, 2026	1,417,240	$41.32	1,417,240	769.9
March 1 - March 31, 2026	1,820,147	$40.26	1,820,147	695.9
Total	3,958,187	$40.38	3,958,187	$695.9

(1) On March 1, 2024, the Company announced a share repurchase program authorizing the repurchase of up to $1.1 billion in shares of the Company's common stock (the 2024 authorization). During the first quarter 2026, the Company repurchased 2.6 million shares for $106.3 (average price of $40.66) completing the 2024 authorization. On August 19, 2025, the Company announced a share repurchase program authorizing the repurchase of up to an additional $750.0 million in shares of the Company's common stock, which commenced immediately following the completion of the 2024 authorization. During the first quarter 2026, the Company repurchased 1.3 million shares for $53.5 (average price of $39.84) under the 2025 authorization. Following the close of the quarter and through April 28, 2026, the Company repurchased 1.4 million additional shares for $60.1 (average price of $41.04).

Item 5 - Other Information

During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

Old Republic International Corporation
(Registrant)
Date:	May 1, 2026

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