Form 10-Q
period 2026-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2026-07-31
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	June 30, 2026
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at June 30, 2026 was 241,432,922.

There are 48 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2026

INDEX

		PAGE NO.

PART I - FINANCIAL INFORMATION:

ITEM 1 -	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 21

ITEM 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22 - 43

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44

ITEM 4 -	CONTROLS AND PROCEDURES	44

PART II - OTHER INFORMATION:

ITEM 1 -	LEGAL PROCEEDINGS	45

ITEM 1A -	RISK FACTORS	45

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45

ITEM 5 -	OTHER INFORMATION	45

ITEM 6 -	EXHIBITS	46

SIGNATURE		47

EXHIBIT INDEX		48

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Per Share Data)
		(Unaudited)
		June 30,	December 31,
		2026	2025
Assets
Investments:
Fixed income securities (at fair value) (amortized cost: $12,116.5 and $12,478.8)		$12,161.2	$12,709.8
Equity securities (at fair value) (cost: $1,318.2 and $1,377.7)		2,679.0	2,487.7
Short-term investments (at fair value which approximates cost)		2,233.1	1,613.6
Other investments		17.8	27.7
Total investments		17,091.2	16,839.0
Cash		417.7	263.2
Accrued investment income		142.5	141.1
Accounts and notes receivable		3,140.2	2,782.2
Reinsurance balances and funds held		385.7	404.5
Reinsurance recoverable: Paid loss and loss adjustment expenses		175.1	209.9
Loss and loss adjustment expense reserves		6,757.9	6,399.1
Unearned premium and policy reserves		1,493.2	1,131.1
Deferred policy acquisition costs		814.8	636.2
Other assets		1,173.7	1,055.9
Total assets		$31,592.4	$29,862.7
Liabilities and Equity
Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves		$15,326.9	$14,775.7
Unearned premiums		4,559.0	3,982.5
Other policyholders' benefits and funds held		183.5	177.8
Total policy liabilities		20,069.5	18,936.1
Commissions, expenses, fees, and taxes		544.4	601.8
Reinsurance balances and funds held		1,689.5	1,428.0
Federal income tax: Deferred		262.9	219.3
Debt		2,284.0	1,589.9
Other liabilities		653.9	1,158.7
Total liabilities		25,504.5	23,934.2
Equity:
Shareholders' Equity:
Preferred stock	($0.01 par value; 75,000,000 shares authorized; none issued)	—	—
Common stock ($1.00 par value; 500,000,000 shares authorized; 241,432,922 and 246,355,085 shares issued) (Class B – $1.00 par value; 100,000,000 shares authorized; none issued)		241.4	246.3
Additional paid-in capital		—	23.3
Retained earnings		5,850.5	5,515.2
Accumulated other comprehensive income		8.5	163.1
Unallocated 401(k) plan shares (at cost)		(27.6)	(34.1)
Treasury stock (at cost) (no shares outstanding)		—	—
Total shareholders' equity		6,072.8	5,914.0
Noncontrolling interests		15.0	14.4
Total equity		6,087.8	5,928.4
Total liabilities and equity		$31,592.4	$29,862.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Per Share Data)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Net premiums earned	$2,024.4	$1,926.7	$3,937.7	$3,709.6
Title, escrow, and other fees	73.3	67.9	132.2	126.1
Total premiums and fees	2,097.8	1,994.6	4,070.0	3,835.7
Net investment income	182.0	171.5	360.1	342.2
Other income	51.4	49.6	98.8	96.8
Total operating revenues	2,331.3	2,215.8	4,528.9	4,274.9
Net investment gains (losses):
Realized from actual transactions and impairments	38.1	(2.4)	123.5	34.9
Unrealized from changes in fair value of
equity securities	134.2	(4.9)	250.7	12.7
Total net investment gains (losses)	172.4	(7.3)	374.3	47.7
Total revenues	2,503.8	2,208.5	4,903.3	4,322.6

Expenses:
Loss and loss adjustment expenses	892.4	826.5	1,728.0	1,598.6
Dividends to policyholders	4.3	4.1	9.0	9.7
Underwriting, acquisition, and other expenses	1,170.2	1,099.9	2,298.2	2,110.7
Interest and other charges	26.5	17.6	44.3	35.5
Total expenses	2,093.6	1,948.3	4,079.6	3,754.6
Income before income taxes	410.2	260.1	823.6	567.9

Income Taxes (Credits):
Current	24.4	55.1	87.2	100.6
Deferred	61.3	(3.4)	82.4	12.6
Total income taxes	85.7	51.7	169.6	113.3

Net Income:
Total net income	324.4	208.4	653.9	454.5
Net income attributable to noncontrolling interests	2.0	3.9	1.5	5.0
Net Income to Shareholders	$322.3	$204.4	$652.4	$449.5

Net Income Per Share:
Basic	$1.34	$0.83	$2.70	$1.84
Diluted	$1.31	$0.81	$2.63	$1.79

Average shares outstanding: Basic	239,833,084	244,801,566	241,413,617	244,343,845
Diluted	246,265,986	251,075,011	247,887,413	250,456,276

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total Net Income As Reported	$324.4	$208.4	$653.9	$454.5

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized gains (losses) before reclassifications	(50.8)	88.0	(201.6)	228.3
Amounts reclassified as net realized investment
losses in the statements of income	7.8	2.6	15.3	4.0
Pretax unrealized gains (losses) on investments	(43.0)	90.6	(186.3)	232.3
Deferred income taxes (credits)	(8.9)	19.0	(39.1)	48.9
Net unrealized gains (losses) on investments	(34.0)	71.6	(147.2)	183.3
Foreign currency translation adjustment and other	(4.9)	9.2	(7.4)	10.8
Total other comprehensive income (loss)	(39.0)	80.8	(154.6)	194.2
Total Comprehensive Income	285.4	289.3	499.3	648.8
Comprehensive income attributable to
noncontrolling interests	2.0	3.9	1.5	5.0
Comprehensive Income to Shareholders	$283.3	$285.3	$497.7	$643.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Equity (Unaudited)
($ in Millions)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$242.8	$248.4	$246.3	$248.8
Dividend reinvestment plan	—	—	—	—
Stock-based compensation	—	—	0.4	0.3
Treasury stock restored to unissued status	(1.4)	—	(5.4)	(0.7)
Balance, end of period	$241.4	$248.4	$241.4	$248.4

Additional Paid-in Capital:
Balance, beginning of period	$—	$—	$23.3	$—
Dividend reinvestment plan	0.3	0.3	2.8	2.7
Stock-based compensation	7.4	4.8	18.0	11.2
401(k) plan shares released	3.8	3.5	8.2	6.9
Treasury stock restored to unissued status	(11.6)	—	(52.3)	(12.0)
Other - net	—	23.3	—	23.3
Balance, end of period	$—	$32.1	$—	$32.1

Retained Earnings:
Balance, beginning of period	$5,652.4	$5,721.2	$5,515.2	$5,519.7
Net income to shareholders	322.3	204.4	652.4	449.5
Dividends on common shares	(76.6)	(71.8)	(153.3)	(140.2)
Treasury stock restored to unissued status	(47.7)	—	(163.7)	(12.4)
Other changes	—	—	—	37.2
Balance, end of period	$5,850.5	$5,853.8	$5,850.5	$5,853.8

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$47.5	$10.8	$163.1	$(102.4)
Net unrealized gains (losses) on securities, net of tax	(34.0)	71.6	(147.2)	183.3
Foreign currency translation adjustment and other	(4.9)	9.2	(7.4)	10.8
Balance, end of period	$8.5	$91.7	$8.5	$91.7

Unallocated 401(k) Plan Shares:
Balance, beginning of period	$(30.8)	$(43.8)	$(34.1)	$(47.1)
401(k) plan shares released	3.2	3.2	6.5	6.4
Balance, end of period	$(27.6)	$(40.6)	$(27.6)	$(40.6)

Treasury Stock:
Balance, beginning of period	$—	$(19.0)	$—	$—
Common stock repurchases	(60.7)	—	(221.5)	(25.2)
Restored to unissued status	60.7	—	221.5	25.2
Other changes	—	19.0	—	—
Balance, end of period	$—	$—	$—	$—

Noncontrolling Interests:
Balance, beginning of period	$13.4	$26.0	$14.4	$—
Net income attributable to noncontrolling interests	2.0	3.9	1.5	5.0
Net effect of changes in ownership and other	(0.5)	(11.9)	(1.0)	12.9
Balance, end of period	$15.0	$17.9	$15.0	$17.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Total net income	$653.9	$454.5
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(178.5)	(57.2)
Accounts and notes receivable	(366.9)	(470.4)
Loss and loss adjustment expense reserves	192.4	182.0
Unearned premiums and other policyholders' liabilities	220.4	123.9
Federal income taxes	7.9	16.3
Reinsurance balances and funds held	315.1	256.4
Realized investment gains from actual transactions and impairments	(123.5)	(34.9)
Unrealized investment gains from changes in fair value
of equity securities	(250.7)	(12.7)
Other – net	10.9	(92.5)
Total	481.1	365.5

Cash flows from investing activities:
Maturities and calls of fixed income securities	765.3	835.4
Sales of:
Fixed income securities	834.4	522.3
Equity securities	266.9	167.5
Other investments	1.8	3.3
Purchases of:
Fixed income securities	(1,158.5)	(1,314.2)
Equity securities	(68.5)	(58.6)
Other investments	(41.3)	(68.8)
Net increase in short-term investments	(619.1)	198.7
Other – net	—	2.0
Total	(18.9)	287.6

Cash flows from financing activities:
Issuance of debentures and notes	693.4	—
Issuance of common shares	3.0	2.8
Dividends on common shares	(770.4)	(640.9)
Repurchase of common stock	(220.0)	(25.3)
Other – net	(13.7)	(13.5)
Total	(307.6)	(676.9)

Increase (decrease) in cash:	154.5	(23.7)
Cash, beginning of period	263.2	201.9
Cash, end of period	$417.7	$178.1

Supplemental cash flow information:
Cash paid during the period for: Interest	$34.6	$34.6
Income taxes	$162.7	$98.4

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

Investments - The Company classifies its fixed income securities as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale, or (3) has the intention of trading. The Company's fixed income portfolio is classified as available for sale as of June 30, 2026 and December 31, 2025.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At June 30, 2026, the Company and its subsidiaries do not have significant amounts of non-income producing securities.

Revenue Recognition - Most Specialty Insurance premiums pertain to annual policies and are reflected in income on a pro-rata basis in association with the related loss and loss adjustment expenses. Auto warranty policy premiums are often earned over several years with earning patterns correlated to anticipated paid claim activity.

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

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities by Type:
June 30, 2026:
Government & Agency	$1,695.8	$2.5	$33.2	$1,665.0
Corporate	10,420.7	120.7	45.2	10,496.2
	$12,116.5	$123.2	$78.5	$12,161.2

December 31, 2025:
Government & Agency	$1,795.3	$13.2	$21.1	$1,787.4
Corporate	10,683.5	255.8	16.9	10,922.3
	$12,478.8	$269.1	$38.1	$12,709.8

	Amortized Cost	Fair Value
Fixed Income Securities Stratified by Contractual Maturity at June 30, 2026:
Due in one year or less	$1,291.6	$1,291.4
Due after one year through five years	5,821.8	5,845.2
Due after five years through ten years	4,709.1	4,730.8
Due after ten years	293.9	293.7
	$12,116.5	$12,161.2

The following table reflects the Company's gross unrealized losses and fair value of fixed income securities, aggregated by category and length of time that individual securities have been in an unrealized loss position.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026:
Fixed Income Securities:
Government & Agency	$747.2	$9.0	$518.7	$24.2	$1,266.0	$33.2
Corporate	3,174.6	34.5	472.5	10.6	3,647.2	45.2
	$3,921.9	$43.6	$991.2	$34.9	$4,913.2	$78.5

December 31, 2025:
Fixed Income Securities:
Government & Agency	$179.9	$1.0	$594.7	$20.1	$774.7	$21.1
Corporate	895.2	4.3	767.9	12.6	1,663.1	16.9
	$1,075.1	$5.4	$1,362.7	$32.7	$2,437.8	$38.1

In the above tables, the unrealized losses on fixed income securities are deemed to primarily reflect changes in the interest rate environment and are not indicative of a significant deterioration in credit quality. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. There were no impairment losses on fixed income securities in the second quarter or first six months of 2026 or 2025. The Company's allowance for credit losses related to fixed income securities was $1.6 as of both June 30, 2026 and December 31, 2025.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026	$1,318.2	$1,380.6	$19.8	$2,679.0
December 31, 2025	$1,377.7	$1,134.4	$24.3	$2,487.7

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

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements
As of June 30, 2026:	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government & Agency	$1,502.5	$162.4	$—	$1,665.0
Corporate	—	10,486.6	9.6	10,496.2
Equity securities	2,676.8	—	2.2	2,679.0
Short-term investments	$2,233.1	$—	$—	$2,233.1

As of December 31, 2025:
Fixed income securities:
Government & Agency	$1,591.8	$195.6	$—	$1,787.4
Corporate	—	10,912.7	9.5	10,922.3
Equity securities	2,485.5	—	2.2	2,487.7
Short-term investments	$1,613.6	$—	$—	$1,613.6

There were no transfers between Levels 1, 2, or 3 during the quarter or six months ended June 30, 2026.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the periods shown.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net investment income:
Fixed income securities	$149.1	$141.2	$298.4	$279.8
Equity securities	18.9	20.9	38.0	41.7
Short-term investments	12.7	11.8	23.7	23.8
Other investments (a)	6.5	2.8	10.2	7.6
Gross investment income	187.4	176.9	370.5	353.1
Investment expenses (a)	5.4	5.4	10.4	10.8
Net investment income	$182.0	$171.5	$360.1	$342.2

Net investment gains (losses):
Realized from actual transactions:
Fixed income securities:
Gains	$3.1	$1.5	$6.0	$2.1
Losses	(7.5)	(4.1)	(7.8)	(5.8)
Net	(4.3)	(2.6)	(1.8)	(3.6)
Equity securities:
Gains	46.0	11.4	138.9	51.4
Losses	—	(11.3)	—	(12.4)
Net	46.0	0.1	138.8	38.9
Other investments, net	0.3	—	0.3	(0.3)
Total realized from actual transactions	42.0	(2.4)	137.3	34.9
From impairments	(3.8)	—	(13.8)	—
From unrealized changes in fair value of equity securities	134.2	(4.9)	250.7	12.7
Total realized and unrealized investment gains	172.4	(7.3)	374.3	47.7
Current and deferred income taxes	36.2	(2.6)	78.6	9.1
Net of tax realized and unrealized investment gains	$136.2	$(4.7)	$295.7	$38.5

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed income securities	$(42.9)	$90.6	$(186.0)	$230.6
Less: Deferred income taxes (credits)	(8.9)	19.0	(39.0)	48.6
	(33.9)	71.6	(146.9)	182.0

Other investments	(0.1)	—	(0.2)	1.6
Less: Deferred income taxes	—	—	—	0.3
	—	—	(0.2)	1.3
Net changes in unrealized investment gains,
net of tax (credits)	$(34.0)	$71.6	$(147.2)	$183.3
_________

(a) Includes interest on funds held.

For the quarter, changes in the fair value of equity securities still held at June 30, 2026 and 2025 were $162.2 and $0.6, respectively. For the first six months, changes in the fair value of equity securities still held at June 30, 2026 and 2025 were $337.4 and $61.2, respectively.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	Six Months Ended
	June 30,
	2026	2025
Gross reserves at beginning of period	$14,775.7	$13,727.7
Less: Reinsurance losses recoverable	6,399.1	5,807.1
Net reserves at beginning of period:
Specialty Insurance	7,826.6	7,341.5
Title Insurance	545.7	572.7
Other	4.1	6.4
Subtotal	8,376.5	7,920.6
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
Specialty Insurance	1,702.3	1,638.8
Title Insurance	53.7	45.4
Other	2.2	3.7
Subtotal	1,758.3	1,687.9
Change in provision for insured events of prior years:
Specialty Insurance	(16.6)	(77.7)
Title Insurance	(12.8)	(9.0)
Other	(1.1)	(1.8)
Subtotal	(30.6)	(88.6)
Total incurred loss and loss adjustment expenses	1,727.6	1,599.3
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
Specialty Insurance	398.1	389.2
Title Insurance	3.1	2.6
Other	1.3	1.7
Subtotal	402.6	393.6
Loss and loss adjustment expenses attributable to
insured events of prior years:
Specialty Insurance	1,098.4	962.6
Title Insurance	33.0	40.9
Other	1.1	2.1
Subtotal	1,132.6	1,005.8
Total payments	1,535.2	1,399.5
Net reserves at end of period:
Specialty Insurance	8,015.7	7,550.5
Title Insurance	550.4	565.4
Other	2.7	4.3
Subtotal	8,568.9	8,120.4
Reinsurance losses recoverable	6,757.9	6,236.0
Gross reserves at end of period	$15,326.9	$14,356.4

Overall, the 2026 change in provision for insured events of prior years reflects favorable prior year loss reserve development for the first six months of 2026 for all groups shown, although at a significantly lower level compared to last year on a consolidated basis.

During the first six months of 2026, Specialty Insurance experienced a significant level of favorable development from accident years 2015 through 2019 and 2023. Net favorable development was predominantly from property and commercial auto with workers' compensation also contributing a strong level of favorable development. This was partially offset by unfavorable development of approximately $40 (1.5 points) from run-off transactional risk business and a modest level of unfavorable development in general liability.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For Title Insurance, favorable development experienced during the first six months of 2026 occurred largely from 2019, 2021, and 2022, partially offset by unfavorable development from 2020 and 2024.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income to shareholders	$322.3	$204.4	$652.4	$449.5
Denominator:
Basic weighted-average shares (a)	239,833,084	244,801,566	241,413,617	244,343,845
Effect of dilutive securities – stock-based
compensation awards	6,432,902	6,273,445	6,473,796	6,112,431
Diluted adjusted weighted-average shares (a)	246,265,986	251,075,011	247,887,413	250,456,276
Earnings per share: Basic	$1.34	$0.83	$2.70	$1.84
Diluted	$1.31	$0.81	$2.63	$1.79

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock-based compensation awards	1,096,255	1,014,202	1,096,255	1,014,202
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

The Company's credit allowance was comprised of $39.0 and $23.0 related to reinsurance recoverables as of June 30, 2026 and December 31, 2025, respectively, and $29.9 and $31.7 related to accounts and notes receivable as of June 30, 2026 and December 31, 2025, respectively. The increase related to reinsurance recoverables resulted from applying historic default rates to a larger balance of uncollateralized recoverables. Changes in this allowance are recorded through underwriting, acquisition, and other expenses.

The Company's evaluation of credit losses on available for sale fixed income securities is discussed further in Note 2. The Company is not exposed to material concentrations of credit risks as to any one issuer of fixed income securities. Refer to additional discussion of credit risk in the Company's 2025 Annual Report on Form 10-K under Item 1A - Risk Factors.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes:
3.875% issued in 2016 and due 2026	$549.9	$550.0	$549.6	$549.7
5.750% issued in 2024 and due 2034	396.8	406.8	396.6	416.4
5.700% issued in 2026 and due 2036	693.5	702.9	—	—
3.850% issued in 2021 and due 2051	643.7	468.0	643.6	471.9
Total debt	$2,284.0	$2,127.8	$1,589.9	$1,438.2

On May 18, 2026, the Company completed a public offering of $700.0 aggregate principal amount of Senior Notes. The notes bear interest at a rate of 5.700% per year and mature on June 1, 2036. These notes were issued in anticipation of refinancing the $550.0 aggregate principal amount of Senior Notes maturing on August 26, 2026.

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt, all of which is classified within Level 2 of the fair value hierarchy described in Note 2.

Note 8 - Common Stock Repurchases

On March 1, 2024, the Company announced that the Board of Directors authorized a $1.1 billion share repurchase program (the 2024 authorization). This authorization was completed during the first quarter 2026. On August 19, 2025, the Company announced a share repurchase program authorizing the repurchase of up to an additional $750.0 million in shares of the Company's common stock (the 2025 authorization), which commenced immediately following the completion of the 2024 authorization. Total share repurchases under these programs for the second quarter and first six months of 2026 were 1.4 million shares for $60.7 (average price of $41.45) and 5.4 million shares for $221.5 (average price of $40.85), respectively, leaving $635.1 remaining under the 2025 authorization. Following the close of the quarter and through July 29, 2026, the Company repurchased 91.8 thousand additional shares for $4.0 (average price of $43.95), leaving $631.1 remaining under the current authorization.

Note 9 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim and related service matters associated with insurance policies and contracts issued by its operating companies. At June 30, 2026, the Company had no material non-claim and related service litigation exposures in its consolidated business.

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

Specialty Insurance provides property and liability insurance primarily to commercial clients. Commercial auto is the largest type of coverage underwritten by Specialty Insurance, accounting for 42.6% and 42.5% of the segment's net premiums earned in the second quarter and first six months of 2026, respectively. The remaining premiums written by Specialty Insurance are derived largely from a wide variety of coverages, including workers' compensation, property, general liability, general aviation, directors' and officers' indemnity, fidelity and surety indemnities, home and auto warranties, and accident & health. On July 1, 2026, Old Republic closed on its previously announced acquisition of Everett Cash Mutual Insurance Co. and affiliated companies (ECM) following its conversion to a stock company in a sponsored demutualization transaction. ECM will be included in the Specialty Insurance segment.

Title Insurance consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policies insure

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The contributions of Old Republic's reportable segments to consolidated totals are shown in the following tables.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarter Ended June 30, 2026:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$1,483.2	$699.3	$0.7	$—	$2,183.3
Net premiums earned	1,323.8	699.3	1.2	—	2,024.4
Title, escrow, and other fees	—	73.3	—	—	73.3
Total premiums and fees	1,323.8	772.6	1.2	—	2,097.8
Other income	51.2	0.2	—	—	51.4

Expenses (b):
Loss and loss adjustment expenses	868.4	23.4	0.5	—	892.4
Dividends to policyholders	4.3	—	—	—	4.3
Underwriting, acquisition, and other expenses:
Commissions	151.9	484.7	0.1	—	636.7
Insurance taxes, licenses, and fees	53.9	11.6	0.7	—	66.2
Subtotal	205.8	496.3	0.8	—	703.0
General expenses	237.1	215.4	14.6	—	467.2
Total underwriting, acquisition, and
other expenses	442.9	711.8	15.4	—	1,170.2
Segment underwriting income (loss)	59.3	37.6	(14.7)	—	82.2
Add: Net investment income	159.5	18.3	20.3	(16.1)	182.0
Less: Interest and other charges	20.2	—	22.4	(16.1)	26.5
Segment pretax operating income (loss)	198.6	55.9	(16.8)	—	237.7
Income taxes (credits) on above	40.5	12.1	(3.0)	—	49.5
Net income (loss) excluding investment
gains (losses)	$158.0	$43.8	$(13.7)	$—	188.1
Consolidated pretax investment gains (losses):
Realized from actual transactions and
impairments					38.1
Unrealized from changes in fair value of
equity securities					134.2
Income taxes on above					36.2
Net of tax investment gains					136.2
Total net income					324.4
Net income attributable to noncontrolling interests					2.0
Net income to shareholders					$322.3

Segment and consolidated combined ratio	95.5%	95.1%			95.3%
__________

(a)    Includes intercompany financing arrangements between Old Republic's parent holding company and the Specialty Insurance group for which interest charges were $16.1 for the quarter ended June 30, 2026.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarter Ended June 30, 2025:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$1,361.0	$629.8	$2.8	$—	$1,993.8
Net premiums earned	1,294.5	629.8	2.3	—	1,926.7
Title, escrow, and other fees	—	67.9	—	—	67.9
Total premiums and fees	1,294.5	697.8	2.3	—	1,994.6
Other income	49.3	0.1	—	—	49.6

Expenses (b):
Loss and loss adjustment expenses	805.5	20.3	0.7	—	826.5
Dividends to policyholders	4.1	—	—	—	4.1
Underwriting, acquisition, and other expenses:
Commissions	148.4	429.0	0.4	—	577.9
Insurance taxes, licenses, and fees	50.1	9.6	(0.3)	—	59.4
Subtotal	198.5	438.6	—	—	637.3
General expenses	215.6	232.0	14.9	—	462.6
Total underwriting, acquisition, and
other expenses	414.2	670.7	15.0	—	1,099.9
Segment underwriting income (loss)	119.9	6.9	(13.3)	—	113.6
Add: Net investment income	149.9	17.3	20.3	(16.1)	171.5
Less: Interest and other charges	16.1	—	17.6	(16.1)	17.6
Segment pretax operating income (loss)	253.7	24.2	(10.5)	—	267.5
Income taxes (credits) on above	51.6	5.0	(2.3)	—	54.3
Net income (loss) excluding investment
gains (losses)	$202.1	$19.2	$(8.2)	$—	213.2
Consolidated pretax investment gains (losses):
Realized from actual transactions and
impairments					(2.4)
Unrealized from changes in fair value of
equity securities					(4.9)
Income tax credits on above					(2.6)
Net of tax investment losses					(4.7)
Total net income					208.4
Net income attributable to noncontrolling interests					3.9
Net income to shareholders					$204.4

Segment and consolidated combined ratio	90.7%	99.0%			93.6%
__________

(a)    Includes intercompany financing arrangements between Old Republic's parent holding company and the Specialty Insurance group for which interest charges were $16.1 for the quarter ended June 30, 2025.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six Months Ended June 30, 2026:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$2,822.6	$1,318.2	$1.7	$—	$4,142.6
Net premiums earned	2,615.7	1,318.2	3.7	—	3,937.7
Title, escrow, and other fees	—	132.2	—	—	132.2
Total premiums and fees	2,615.7	1,450.5	3.7	—	4,070.0
Other income	98.4	0.3	—	—	98.8

Expenses (b):
Loss and loss adjustment expenses	1,685.7	40.8	1.4	—	1,728.0
Dividends to policyholders	9.0	—	—	—	9.0
Underwriting, acquisition, and other expenses:
Commissions	290.6	920.1	—	—	1,210.7
Insurance taxes, licenses, and fees	106.9	22.0	1.2	—	130.2
Subtotal	397.5	942.1	1.2	—	1,340.9
General expenses	495.3	430.8	31.1	—	957.3
Total underwriting, acquisition, and
other expenses	892.8	1,372.9	32.3	—	2,298.2
Segment underwriting income (loss)	126.5	37.0	(30.1)	—	133.5
Add: Net investment income	317.6	35.8	39.0	(32.4)	360.1
Less: Interest and other charges	36.5	0.1	40.0	(32.4)	44.3
Segment pretax operating income (loss)	407.6	72.7	(31.1)	—	449.3
Income taxes (credits) on above	83.6	15.4	(8.0)	—	91.0
Net income (loss) excluding investment
gains (losses)	$324.0	$57.2	$(23.0)	$—	358.2
Consolidated pretax investment gains (losses):
Realized from actual transactions and
impairments					123.5
Unrealized from changes in fair value of
equity securities					250.7
Income taxes on above					78.6
Net of tax investment gains					295.7
Total net income					653.9
Net income attributable to noncontrolling interests					1.5
Net income to shareholders					$652.4

Segment and consolidated combined ratio	95.2%	97.4%			96.0%
__________

(a)    Includes intercompany financing arrangements between Old Republic's parent holding company and the Specialty Insurance group for which interest charges were $32.4 for the six months ended June 30, 2026.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six Months Ended June 30, 2025:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments (a)	Total

Revenues:
Net premiums written	$2,633.1	$1,176.8	$6.2	$—	$3,816.2
Net premiums earned	2,528.1	1,176.8	4.6	—	3,709.6
Title, escrow, and other fees	—	126.1	—	—	126.1
Total premiums and fees	2,528.1	1,302.9	4.6	—	3,835.7
Other income	96.4	0.3	—	—	96.8

Expenses (b):
Loss and loss adjustment expenses	1,561.0	36.3	1.2	—	1,598.6
Dividends to policyholders	9.7	—	—	—	9.7
Underwriting, acquisition, and other expenses:
Commissions	288.0	805.5	0.2	—	1,093.8
Insurance taxes, licenses, and fees	92.8	18.6	1.6	—	113.1
Subtotal	380.8	824.1	1.8	—	1,206.9
General expenses	426.8	448.0	28.9	—	903.8
Total underwriting, acquisition, and
other expenses	807.7	1,272.1	30.8	—	2,110.7
Segment underwriting income (loss)	246.1	(5.2)	(27.4)	—	213.4
Add: Net investment income	299.9	34.0	40.2	(32.0)	342.2
Less: Interest and other charges	32.1	0.1	35.2	(32.0)	35.5
Segment pretax operating income (loss)	513.9	28.6	(22.3)	—	520.2
Income taxes (credits) on above	104.7	6.0	(6.5)	—	104.1
Net income (loss) excluding investment
gains (losses)	$409.2	$22.6	$(15.8)	$—	416.0
Consolidated pretax investment gains (losses):
Realized from actual transactions and
impairments					34.9
Unrealized from changes in fair value of
equity securities					12.7
Income taxes on above					9.1
Net of tax investment gains					38.5
Total net income					454.5
Net income attributable to noncontrolling interests					5.0
Net income to shareholders					$449.5

Segment and consolidated combined ratio	90.2%	100.4%			93.7%
__________

(a)    Includes intercompany financing arrangements between Old Republic's parent holding company and the Specialty Insurance group for which interest charges were $32.0 for the six months ended June 30, 2025.
(b)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30,	December 31,
	2026	2025
Consolidated Assets:
Specialty Insurance	$28,249.2	$26,750.6
Title Insurance	1,982.2	1,937.7
Total assets of Company segments	30,231.4	28,688.4
Corporate & Other	1,529.1	1,334.8
Consolidation elimination adjustments (a)	(168.1)	(160.5)
Consolidated assets	$31,592.4	$29,862.7
__________

(a) Includes predominately intercompany debt and various reclassifications.

Note 11 - Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued. No subsequent events were identified that require adjustment or disclosure to the consolidated financial statements.

Effective July 1, 2026, the Company completed the acquisition of ECM, a leading insurer of small farmowners and select commercial agricultural operations headquartered in Everett, Pennsylvania. The acquisition was completed following ECM's conversion to a stock company in a sponsored demutualization transaction, for approximately $12.8 of consideration, subject to customary purchase price adjustments. In addition, the Company completed its offering of shares of its common stock for cash on a subscription basis to certain of the ECM members, employees, and non-employee directors, resulting in subscriptions for 927,418 shares with an aggregate fair value of $38.0. The Company has not yet completed valuation of, or the purchase price allocation to, the acquired assets and assumed liabilities as of the date of this filing.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2026 and 2025
($ in Millions, Except Per Share Data)

OVERVIEW

This management discussion and analysis of financial condition and results of operations pertains to the consolidated accounts of Old Republic International Corporation, its subsidiaries, and any variable interest entities that meet the requirements for consolidation (collectively, "Old Republic" or "the Company"). The Company conducts its business through a number of operating companies, which utilize one or more insurance company subsidiaries to issue their policies, and is organized into two segments: Specialty Insurance and Title Insurance. A small life and accident insurance business, accounting for 0.1% of consolidated operating revenues for the six months ended June 30, 2026 and 0.3% of consolidated assets as of that date, is included within the Corporate & Other caption of this report.

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

As a state-regulated financial institution vested with the public interest, however, business of the Company's insurance subsidiaries is managed pursuant to the laws, regulations, and accounting practices of the various states in the U.S. and those of a small number of other jurisdictions outside the U.S. in which they operate. In comparison with GAAP, the statutory accounting practices generally reflect greater conservatism and comparability among insurers and are intended to address the primary financial security interests of policyholders and their beneficiaries. Additionally, these practices also affect a significant number of important factors such as product pricing, risk bearing capacity and capital adequacy, the determination of federal income taxes payable currently among Old Republic's tax-consolidated entities, and the upstreaming of dividends and payment of interest and principal on surplus notes by insurance subsidiaries to the parent holding company. The major differences between these statutory accounting practices and GAAP are summarized in Note 1 in the Notes to Consolidated Financial Statements included in Old Republic's 2025 Annual Report on Form 10-K.

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following results for the second quarter 2026:

•Net income of $322.3, compared to $204.4 last year.
•Net income excluding investment gains (net operating income) of $186.0, compared to $209.2 last year.
•Net operating income per diluted share of $0.76, compared to $0.83 last year.
•Consolidated net premiums and fees earned of nearly $2.1 billion, compared to nearly $2.0 billion last year.
•Net investment income of $182.0, compared to $171.5 last year.
•Consolidated combined ratio of 95.3%, compared to 93.6% last year.
•Favorable loss reserve development of 0.1 points, compared to 2.1 points last year.
•Book value per share of $25.33, inclusive of dividends declared, up 7.2% since year-end 2025.
•Annualized operating return on equity of 12.1%.
•Total capital returned to shareholders of $137.4.

OVERALL RESULTS ATTRIBUTABLE TO SHAREHOLDERS

	Quarters Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net income	$322.3	$204.4		$652.4	$449.5
Net of tax investment gains (losses)	136.2	(4.7)		295.7	38.5
Net income excluding investment gains (losses)	$186.0	$209.2	(11.1)%	$356.6	$410.9	(13.2)%

Combined ratio	95.3%	93.6%		96.0%	93.7%

PER DILUTED SHARE ATTRIBUTABLE TO SHAREHOLDERS

	Quarters Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net income	$1.31	$0.81		$2.63	$1.79
Net of tax investment gains (losses)	0.55	(0.02)		1.19	0.15
Net income excluding investment gains (losses)	$0.76	$0.83	(9.3)%	$1.44	$1.64	(12.3)%

SHAREHOLDERS' EQUITY (BOOK VALUE)

		June 30,	Dec. 31,
		2026	2025	% Change
Total		$6,072.8	$5,914.0	2.7%
Per common share		$25.33	$24.21	4.6%

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

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

FINANCIAL HIGHLIGHTS
	Quarters Ended June 30,			Six Months Ended June 30,
SUMMARY INCOME STATEMENTS:	2026	2025	% Change	2026	2025	% Change
Revenues:
Net premiums and fees earned	$2,097.8	$1,994.6	5.2%	$4,070.0	$3,835.7	6.1%
Net investment income	182.0	171.5	6.1	360.1	342.2	5.2
Other income	51.4	49.6	3.7	98.8	96.8	2.0
Total operating revenues	2,331.3	2,215.8	5.2	4,528.9	4,274.9	5.9
Net investment gains (losses):
Realized from actual transactions and
impairments	38.1	(2.4)		123.5	34.9
Unrealized from changes in fair value of
equity securities	134.2	(4.9)		250.7	12.7
Total net investment gains (losses)	172.4	(7.3)		374.3	47.7
Total revenues	2,503.8	2,208.5		4,903.3	4,322.6
Operating expenses:
Loss and loss adjustment expenses	896.7	830.6	8.0	1,737.0	1,608.4	8.0
Underwriting, acquisition, and other expenses	1,170.2	1,099.9	6.4	2,298.2	2,110.7	8.9
Interest and other charges	26.5	17.6	50.3	44.3	35.5	24.8
Total expenses	2,093.6	1,948.3	7.5%	4,079.6	3,754.6	8.7%
Pretax income	410.2	260.1		823.6	567.9
Income taxes	85.7	51.7		169.6	113.3
Total net income	324.4	208.4		653.9	454.5
Net income attributable to noncontrolling interests	2.0	3.9		1.5	5.0
Net income attributable to shareholders	$322.3	$204.4		$652.4	$449.5

COMMON STOCK STATISTICS:
Components of net income per share:
Basic net income excluding investment gains (losses)	$0.78	$0.85	(9.2)%	$1.48	$1.68	(12.2)%
Net investment gains (losses):
Realized investment gains (losses)	0.12	(0.01)		0.40	0.11
Unrealized from changes in fair value of
equity securities	0.44	(0.01)		0.82	0.05
Basic net income	$1.34	$0.83		$2.70	$1.84

Diluted net income excluding investment gains (losses)	$0.76	$0.83	(9.3)%	$1.44	$1.64	(12.3)%
Net investment gains (losses):
Realized investment gains (losses)	0.12	(0.01)		0.39	0.11
Unrealized from changes in fair value of
equity securities	0.43	(0.01)		0.80	0.04
Diluted net income	$1.31	$0.81		$2.63	$1.79

Dividends declared on common stock	$0.315	$0.290	8.6%	$0.630	$0.580	8.6%

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

The information presented in the following table highlights the most meaningful indicators of Old Republic's segmented and consolidated financial performance. The information underscores the Company's performance, as well as the sound investment of their capital and underwriting cash flows.

Sources of Consolidated Income
	Quarters Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net premiums and fees earned:
Specialty Insurance	$1,323.8	$1,294.5	2.3%	$2,615.7	$2,528.1	3.5%
Title Insurance	772.6	697.8	10.7	1,450.5	1,302.9	11.3
Corporate & Other	1.2	2.3	(45.6)	3.7	4.6	(19.2)
Consolidated	$2,097.8	$1,994.6	5.2%	$4,070.0	$3,835.7	6.1%

Underwriting income (loss): (a)
Specialty Insurance	$59.3	$119.9	(50.5)%	$126.5	$246.1	(48.6)%
Title Insurance	37.6	6.9	N/M	37.0	(5.2)	N/M
Corporate & Other	(14.7)	(13.3)	(10.6)	(30.1)	(27.4)	(10.0)
Consolidated	$82.2	$113.6	(27.6)%	$133.5	$213.4	(37.5)%

Net investment income:
Specialty Insurance	$159.5	$149.9	6.4%	$317.6	$299.9	5.9%
Title Insurance	18.3	17.3	5.8	35.8	34.0	5.1
Corporate & Other	4.1	4.2	(2.3)	6.6	8.2	(19.5)
Consolidated	$182.0	$171.5	6.1%	$360.1	$342.2	5.2%

Interest and other charges:
Specialty Insurance	$20.2	$16.1		$36.5	$32.1
Title Insurance	—	—		0.1	0.1
Corporate & Other (b)	6.2	1.5		7.6	3.2
Consolidated	$26.5	$17.6	50.3%	$44.3	$35.5	24.8%

Pretax income (loss) excluding investment
gains (losses):
Specialty Insurance	$198.6	$253.7	(21.7)%	$407.6	$513.9	(20.7)%
Title Insurance	55.9	24.2	130.5	72.7	28.6	153.9
Corporate & Other	(16.8)	(10.5)	(59.2)	(31.1)	(22.3)	(39.1)
Consolidated	237.7	267.5	(11.1)%	449.3	520.2	(13.6)%
Income taxes	49.5	54.3		91.0	104.1
Net income excluding investment
gains (losses)	188.1	213.2	(11.7)%	358.2	416.0	(13.9)%
Consolidated pretax investment gains (losses):
Realized from actual transactions
and impairments	38.1	(2.4)		123.5	34.9
Unrealized from changes in
fair value of equity securities	134.2	(4.9)		250.7	12.7
Total	172.4	(7.3)		374.3	47.7
Income taxes (credits)	36.2	(2.6)		78.6	9.1
Net of tax investment gains (losses)	136.2	(4.7)		295.7	38.5
Total net income	324.4	208.4		653.9	454.5
Net income attributable to
noncontrolling interests	2.0	3.9		1.5	5.0
Net income attributable to shareholders	$322.3	$204.4		$652.4	$449.5

(a) Includes related services.
(b) Includes consolidation/elimination entries.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Specialty Insurance Segment Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Revenues:
Net premiums written	$1,483.2	$1,361.0	9.0%	$2,822.6	$2,633.1	7.2%
Net premiums earned	1,323.8	1,294.5	2.3	2,615.7	2,528.1	3.5
Other income	51.2	49.3	3.8	98.4	96.4	2.1
Expenses:
Loss and loss adjustment expenses	872.8	809.6	7.8	1,694.7	1,570.7	7.9
Underwriting, acquisition, and other expenses	442.9	414.2	6.9	892.8	807.7	10.5
Segment underwriting income	59.3	119.9	(50.5)	126.5	246.1	(48.6)
Add: Net investment income	159.5	149.9	6.4	317.6	299.9	5.9
Less: Interest and other charges	20.2	16.1	25.7	36.5	32.1	13.7
Segment pretax operating income	$198.6	$253.7	(21.7)%	$407.6	$513.9	(20.7)%

Loss ratio:
Current year	65.6%	65.4%		65.4%	65.2%
Prior years	0.3	(2.9)		(0.6)	(3.1)
Total	65.9	62.5		64.8	62.1
Expense ratio	29.6	28.2		30.4	28.1
Combined ratio	95.5%	90.7%		95.2%	90.2%

Specialty Insurance net premiums written reflects significant growth in a large auto warranty program which requires net premiums written to include the retail selling price of the service contract. Excluding the write-up to retail pricing from all auto warranty programs, net premiums written increased 1.6% and 2.2% for the quarter and first six months, respectively.

Net premiums earned increased 2.3% for the quarter and 3.5% for the first six months. Growth in the quarter was driven by a combination of premium rate increases and new business production, including an increasing contribution from new operating companies, partially offset by a decline in renewal retention ratios compared to last year. Commercial auto renewal retention improved slightly compared to the first quarter of 2026, while Specialty Insurance continued to prioritize rate. Earned premium growth was most pronounced within commercial auto, accident & health, general liability, property, and auto warranty coverages while workers' compensation and Canadian travel accident and trucking declined.

The increase in net investment income was primarily driven by a higher invested asset base.

The Specialty Insurance loss ratio increase was largely due to changes in prior year loss reserve development, while the current year loss ratio remained consistent. In the quarter, Specialty Insurance experienced unfavorable development of approximately $40 (3.0 points) from its run-off transactional risk business reported in financial indemnity. This unfavorable development was mostly offset by significant favorable development from commercial auto and property.

The expense ratio remains elevated due to continued investments in start-up operating companies which are not at scale, information technology modernization, data and analytics, and artificial intelligence, including the additional personnel costs to manage all of these key initiatives. Several of the information technology modernization efforts are entering a phase in which costs are being amortized while the systems being replaced are not yet decommissioned.

Together, these factors produced a profitable combined ratio and strong pretax operating income for the quarter and first six months. For Specialty Insurance, combined ratios between 90% and 95% are targeted over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly with long-tailed lines of coverage.

Old Republic’s previously announced acquisition of Everett Cash Mutual Insurance Co. (ECM) and affiliated companies following its conversion to a stock company in a sponsored demutualization transaction closed effective July 1, 2026. ECM will be included in the Specialty Insurance segment beginning in the third quarter of 2026. Specialty Insurance expects to report a gain on the acquisition of approximately $125 subject to final valuations as of the closing date, and for the business to be accretive to earnings in 2026.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Title Insurance Segment Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Revenues:
Net premiums earned	$699.3	$629.8	11.0%	$1,318.2	$1,176.8	12.0%
Title, escrow, and other fees	73.3	67.9	7.9	132.2	126.1	4.9
Net premiums and fees earned	772.6	697.8	10.7	1,450.5	1,302.9	11.3
Other income	0.2	0.1	15.3	0.3	0.3	21.0
Expenses:
Loss and loss adjustment expenses	23.4	20.3	15.2	40.8	36.3	12.4
Underwriting, acquisition, and other expenses	711.8	670.7	6.1	1,372.9	1,272.1	7.9
Segment underwriting income (loss)	37.6	6.9	N/M	37.0	(5.2)	N/M
Add: Net investment income	18.3	17.3	5.8	35.8	34.0	5.1
Less: Interest and other charges	—	—	N/M	0.1	0.1	(14.2)
Segment pretax operating income	$55.9	$24.2	130.5%	$72.7	$28.6	153.9%

Loss ratio:
Current year	3.7%	3.5%		3.7%	3.5%
Prior years	(0.7)	(0.6)		(0.9)	(0.7)
Total	3.0	2.9		2.8	2.8
Expense ratio	92.1	96.1		94.6	97.6
Combined ratio	95.1%	99.0%		97.4%	100.4%

Title Insurance net premiums and fees earned increased 10.7% for the quarter and 11.3% for the first six months. Both agency and directly produced premiums experienced solid growth and continued strong commercial business production. Commercial premiums represented 25.4% of net premiums earned compared to 23.0% in the second quarter of last year.

Net investment income increased, reflecting a slightly higher invested asset base.

The Title Insurance loss ratio remained consistent with last year, reflecting a slightly higher level of favorable prior year loss reserve development offset by slightly higher current year losses. The second quarter and first half of 2025 expense ratios included approximately $15 (2.1 and 1.1 points, respectively) in litigation settlement expenses. Excluding that impact, the expense ratios for both 2026 periods improved as a result of expense management and scale, partially offset by a higher amount of agent commissions as a result of increased agency business compared to the direct operation.

Together, these factors produced higher pretax operating income for the quarter and first six months. For Title Insurance, combined ratios between 90% to 95% are targeted over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range. Although Title Insurance has been navigating a difficult real estate environment over the last few years resulting in ratios in excess of this range, they continue to strive to come into range in the near term.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Corporate & Other Operating Results

	Quarters Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net premiums earned	$1.2	$2.3	(45.6)%	$3.7	$4.6	(19.2)%
Net investment income (a)	4.1	4.2	(2.3)	6.6	8.2	(19.5)
Operating revenues	5.4	6.6	(18.6)	10.3	12.8	(20.0)
Operating expenses	22.2	17.2	29.1	41.4	35.2	17.5
Corporate & Other pretax operating loss	$(16.8)	$(10.5)	(59.2)%	$(31.1)	$(22.3)	(39.1)%
(a) Net of elimination entries.

Corporate & Other includes a small life and accident insurance business, the parent holding company, and several internal corporate services subsidiaries. Net investment income was impacted by a lower portfolio yield and invested asset base due to the return of capital to shareholders, partially offset by proceeds from the May 2026 debt issuance. The Company issued $700 in Senior Notes in anticipation of the August 2026 maturity of the existing $550 Senior Notes. Operating expenses for both 2026 periods reflect the increased interest costs associated with the debt issuance.

Investments

As of June 30, 2026, the consolidated investment portfolio reflected an allocation of approximately 84% to fixed income securities (bonds and notes) and short-term investments, and 16% to equity securities (common and preferred stocks). The investment management process remains focused on retaining quality investments that produce consistent streams of investment income, while monitoring concentration limits among the operating companies. The equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

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

	Quarter			Year
	Ended			Ended
	June 30,	Six Months Ended June 30,		Dec. 31,
	2026	2026	2025	2025
Beginning balance	$24.53	$24.21	$22.84	$22.84
Changes in shareholders' equity:
Net income excluding net investment gains (losses)	0.78	1.48	1.68	3.23
Net of tax realized investment gains	0.12	0.40	0.11	0.65
Net of tax unrealized investment gains (losses):
Fixed income securities	(0.14)	(0.61)	0.75	1.02
Equity securities	0.44	0.82	0.05	(0.06)
Total net of tax realized and unrealized investment gains	0.42	0.61	0.91	1.61
Dividends declared	(0.315)	(0.630)	(0.580)	(3.660)
Other – net	(0.09)	(0.34)	0.29	0.19
Net change	0.80	1.12	2.30	1.37
Ending balance	$25.33	$25.33	$25.14	$24.21
Change for the period	3.3%	4.6%	10.1%	6.0%
Change for the period, inclusive of dividends declared	4.5%	7.2%	12.6%	22.0%
Total capital returned to shareholders during the quarter was $137.4, comprised of $76.6 in dividends and $60.7 in share repurchases. For the first six months, total capital returned was $374.9, comprised of $153.3 in dividends and $221.5 in share repurchases.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

DETAILED MANAGEMENT DISCUSSION AND ANALYSIS

This section of Management's Discussion and Analysis of Financial Condition and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums and Fees

The major sources of Old Republic's consolidated net earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Specialty Insurance	$1,323.8	$1,294.5	$2,615.7	$2,528.1	$5,184.8	$4,677.0	$4,119.2
Title Insurance	772.6	697.8	1,450.5	1,302.9	2,858.6	2,619.1	2,562.8
Corporate & Other	1.2	2.3	3.7	4.6	9.4	14.6	25.6
Total	$2,097.8	$1,994.6	$4,070.0	$3,835.7	$8,052.9	$7,310.8	$6,707.7
Percentage change from prior period	5.2%		6.1%		10.1%	9.0%

Consolidated net premiums and fees earned increased 5.2% and 6.1% for the second quarter and first six months of 2026, respectively, resulting from modest growth in Specialty Insurance and strong growth in Title Insurance.

Net Investment Income

The following tables reflect the invested asset bases as of the indicated dates, the investment income earned, and resulting yields on such assets.

	As of June 30,		As of December 31,
	2026	2025	2025	2024
Invested assets at book value	$15,685.9	$14,878.1	$15,498.0	$15,035.1
Fair value adjustment	1,405.2	1,291.3	1,341.0	1,043.8
Invested assets at fair value	$17,091.2	$16,169.5	$16,839.0	$16,079.0

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Net investment income	$182.0	$171.5	$360.1	$342.2	$708.7	$673.1	$578.3
Yield at book value	4.73%	4.64%	4.62%	4.58%	4.64%	4.47%	3.82%
Yield at fair value	4.35%	4.28%	4.25%	4.24%	4.31%	4.18%	3.62%

The Company has little control over fair values, therefore management evaluates yields on the basis of investment income earned in relation to the book value of the underlying invested assets. Net investment income increased 6.1% and 5.2% for the second quarter and first six months of 2026, respectively, driven by a higher average invested asset base as a result of strong operating results and proceeds from the May 2026 debt issuance. While the portfolio yield was flat in the quarter, there was a notable shift. Short-term investments increased considerably while the yields on those investments dropped, offsetting the yields earned on long-term fixed income securities. The total fixed income portfolio book yield ended the second quarter 2026 at 4.79%, up slightly from the end of 2025.

During the second quarter 2026, the Company purchased $393.7 of investment grade corporate bonds with an

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

average maturity of 6.5 years and an average yield of 4.89%. In addition, the Company purchased $9.9 of government securities (primarily U.S. Treasury Notes) with an average yield of 3.77% and $46.3 of blue-chip equities with a dividend yield of 3.42%. The Company primarily owns U.S. Treasury Notes to place on deposit with the states its insurance companies are licensed to conduct business.

Loss and Loss Adjustment Expenses

The following table shows gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of June 30, 2026 and December 31, 2025:

	Loss and Loss Adjustment Expense Reserves
	June 30, 2026		December 31, 2025
	Gross	Net	Gross	Net

Workers' compensation	$4,608.5	$2,582.6	$4,698.7	$2,642.8
Commercial auto	5,237.0	2,294.9	4,768.9	2,205.2
General liability	2,465.6	1,302.5	2,403.5	1,245.4
Financial indemnity	1,014.9	784.7	979.9	735.0
Other coverages	1,116.1	722.1	1,047.6	673.4
Unallocated loss adjustment expense reserves	328.7	328.7	324.6	324.6
Total Specialty Insurance reserves	14,771.1	8,015.7	14,223.5	7,826.6
Title Insurance	550.4	550.4	545.7	545.7
Life and accident	5.4	2.7	6.4	4.1
Total loss and loss adjustment expense reserves	$15,326.9	$8,568.9	$14,775.7	$8,376.5
Asbestosis and environmental loss reserves included
in the above Specialty Insurance reserves:
Amount	$154.6	$96.5	$162.7	$101.3
% of total Specialty Insurance reserves	1.0%	1.2%	1.1%	1.3%

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

Net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's two segments and for its consolidated operations were as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Specialty Insurance	65.9%	62.5%	64.8%	62.1%	63.9%	64.1%	62.0%
Title Insurance	3.0	2.9	2.8	2.8	2.2	1.8	1.9
Consolidated loss ratio	42.7%	41.6%	42.7%	41.9%	41.9%	41.7%	38.7%

Reconciliation of consolidated loss ratio:
Current year	42.8%	43.7%	43.4%	44.2%	44.3%	43.9%	43.3%
Prior year net favorable development	(0.1)	(2.1)	(0.7)	(2.3)	(2.4)	(2.2)	(4.6)
Consolidated loss ratio	42.7%	41.6%	42.7%	41.9%	41.9%	41.7%	38.7%

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

Changes to the consolidated loss ratios tend to be driven by mix changes between Specialty Insurance (with loss ratios in the mid- to low-60% range) and Title Insurance (with loss ratios in the 2% range). In the second quarter 2026,

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

the consolidated loss ratio included an amount of favorable development that was lower than 2025, with net favorable development from Title Insurance offset by a small amount of net unfavorable development from Specialty Insurance.

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

Underwriting, Acquisition, and Other Expenses

Expenses incurred as a percentage of premiums and related fee revenues of the Company's two segments and for its consolidated operations were as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Specialty Insurance	29.6%	28.2%	30.4%	28.1%	29.3%	28.1%	28.2%
Title Insurance	92.1	96.1	94.6	97.6	95.4	95.2	95.2
Consolidated	52.6%	52.0%	53.3%	51.8%	52.8%	52.2%	53.9%

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

Combined Ratios

The combined ratios resulting from the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Specialty Insurance	95.5%	90.7%	95.2%	90.2%	93.2%	92.2%	90.2%
Title Insurance	95.1	99.0	97.4	100.4	97.6	97.0	97.1
Consolidated	95.3%	93.6%	96.0%	93.7%	94.7%	93.9%	92.6%

Net Investment Gains (Losses)

The Company's investment policies are designed to produce a stable source of income from interest and dividends, support the protection of capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The composition of net investment gains or losses was as follows:

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Realized investment gains (losses)
from actual transactions:
Fixed income	$(4.3)	$(2.6)	$(1.8)	$(3.6)	$(3.9)	$(112.1)	$(180.7)
Equity securities and other	46.3	0.1	139.1	38.6	209.7	206.5	165.5
Total	42.0	(2.4)	137.3	34.9	205.8	94.3	(15.2)
Impairment losses	(3.8)	—	(13.8)	—	(3.8)	(5.4)	(51.8)
Unrealized gains (losses) from
changes in fair value of equity
securities:
Unrealized gains recognized
in the period	162.2	0.6	337.4	61.2	105.8	184.0	28.2
Reclassified to realized gains
upon disposition	(28.0)	(5.5)	(86.7)	(48.5)	(128.1)	(202.9)	(152.2)
Total	134.2	(4.9)	250.7	12.7	(22.3)	(18.9)	(123.9)
Total investment gains (losses)	$172.4	$(7.3)	$374.3	$47.7	$179.7	$69.9	$(190.9)

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

Dispositions of fixed income securities from scheduled maturities and early calls were 47.8% and 61.5% of total fixed income dispositions occurring in the first six months of 2026 and 2025, respectively. Realized gain (loss) activity in 2026 was primarily related to the sale of fixed income and equity securities to fund the Company's return of capital through share repurchases and a special dividend, as well as routine portfolio management.

Income Taxes
The effective consolidated income tax rate was 20.9% and 20.6% in the second quarter and first six months of 2026, respectively, compared to 19.9% and 20.0% in the second quarter and first six months of 2025, respectively. Changes in the effective tax rate reflect primarily the varying proportions of pretax operating income derived from partially tax-preferred investment income (principally dividend income).

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Segment Underwriting Overview

Specialty Insurance

Summary Underwriting Results

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Revenues:
Net premiums written	$1,483.2	$1,361.0	$2,822.6	$2,633.1	$5,430.1	$5,030.5	$4,356.3
Net premiums earned	1,323.8	1,294.5	2,615.7	2,528.1	5,184.8	4,677.0	4,119.2
Other income	51.2	49.3	98.4	96.4	194.4	177.0	162.2

Expenses:
Loss and loss adjustment expenses	868.4	805.5	1,685.7	1,561.0	3,295.6	2,975.6	2,536.7
Dividends to policyholders	4.3	4.1	9.0	9.7	16.2	23.5	16.5
Underwriting, acquisition, and
other expenses:
Commissions	151.9	148.4	290.6	288.0	622.2	546.8	465.3
Insurance taxes, licenses,
and fees	53.9	50.1	106.9	92.8	203.0	172.7	159.8
Subtotal	205.8	198.5	397.5	380.8	825.2	719.6	625.2
General expenses	237.1	215.6	495.3	426.8	889.4	771.1	697.0
Total underwriting, acquisition,
and other expenses	442.9	414.2	892.8	807.7	1,714.7	1,490.8	1,322.2
Segment underwriting income	$59.3	$119.9	$126.5	$246.1	$352.6	$364.0	$406.0

Loss ratio:
Current year	65.6%	65.4%	65.4%	65.2%	66.8%	66.4%	67.7%
Prior years	0.3	(2.9)	(0.6)	(3.1)	(2.9)	(2.3)	(5.7)
Total	65.9	62.5	64.8	62.1	63.9	64.1	62.0
Expense ratio	29.6	28.2	30.4	28.1	29.3	28.1	28.2
Combined ratio	95.5%	90.7%	95.2%	90.2%	93.2%	92.2%	90.2%

Specialty Insurance continued to produce growth and profitability, reflecting the success of the Company’s specialty strategy and operational excellence initiatives. Growth included increasing contributions from new specialty operating companies. Additionally, on April 6, 2026, the Company announced the formation of its new property insurance company that will underwrite specialized property insurance products through a national retail broker distribution network. Seven Specialty Insurance operating companies continue to expand their writings of surplus lines business for property, general liability, and financial indemnity solutions. Several of the new operating companies also target the wholesale distribution channel, where excess & surplus solutions are prevalent.

Recently, a number of the Specialty Insurance lines of coverage have experienced elevated loss costs, requiring an increase in premium rates. Consistent with management's philosophy of managing for the long run, Specialty Insurance expects top line and the expense ratio to be pressured while the focus is on rate adequacy.

Following the Company’s strategy to add operating companies narrow and deep in their specialty niche, Old Republic closed on its previously announced acquisition of ECM following its conversion to a stock company in a sponsored demutualization transaction. Effective July 1, 2026, ECM results will be included in the Specialty Insurance segment. Specialty Insurance expects to report a gain on the acquisition of approximately $125 subject to final valuations as of the closing date, and for the business to be accretive to earnings in 2026.

Premiums & Fees
Specialty Insurance net premiums written increased 9.0% and 7.2% for the second quarter and first six months of 2026, respectively. This reflects significant growth in a large auto warranty program which requires net premiums written to include the retail selling price of the service contract, with an offsetting commission amount resulting in no bottom-line impact. Excluding the write-up to retail pricing from all auto warranty programs, net premiums written

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

increased 1.6% and 2.2% for the quarter and first six months, respectively.

The percentage of net earned premiums for major insurance coverages in the Specialty Insurance segment was as follows:

	Specialty Insurance Net Earned Premiums by Type of Coverage
	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Commercial auto	42.6%	41.7%	42.5%	41.8%	42.1%	41.9%	41.0%
Workers' compensation	15.4	17.5	16.0	17.5	17.0	17.9	19.5
Property	11.1	10.7	11.5	10.9	11.0	10.4	9.1
General liability	11.0	10.6	11.0	10.5	10.9	10.2	8.5
Financial indemnity	6.4	7.5	6.4	7.4	6.9	6.9	8.4
Home and auto warranty	6.6	6.1	6.3	6.4	6.5	6.7	7.6
Other coverages	6.9%	5.9%	6.3%	5.5%	5.6%	6.0%	5.9%

Specialty Insurance net premiums earned increased 2.3% and 3.5% for the second quarter and first six months of 2026, respectively. Growth was driven by a combination of premium rate increases and new business production, including an increasing contribution from new operating companies, partially offset by a decline in renewal retention ratios compared to last year. Commercial auto renewal retention improved slightly compared to the first quarter of 2026, while Specialty Insurance continued to prioritize rate, an indication that competitors started to implement higher rate increases. Earned premium growth was most pronounced within commercial auto, accident & health, general liability, property, and auto warranty coverages while workers' compensation and Canadian travel accident and trucking declined. Commercial auto and general liability continued to achieve rate increases.

Loss and Loss Adjustment Expenses

The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	Specialty Insurance Loss Ratios by Type of Coverage
	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Commercial auto	69.4%	70.3%	69.9%	70.3%	72.3%	72.4%	71.5%
Workers' compensation	60.6	48.5	61.5	53.5	59.0	48.0	41.4
Property	41.4	46.9	43.0	47.8	52.0	49.9	60.4
General liability	64.1	73.9	64.2	66.4	62.0	71.6	72.5
Financial indemnity	101.2	56.4	77.0	54.0	48.0	63.9	48.2
Home and auto warranty	57.8	60.9	55.4	55.9	54.9	58.2	65.5
Other coverages	73.4	67.1	76.7	65.6	71.7	73.1	65.9
All coverages	65.9%	62.5%	64.8%	62.1%	63.9%	64.1%	62.0%

Overall, the 2026 loss ratios for Specialty Insurance reflect lower levels of favorable prior year loss reserve development and consistent current year losses. The loss ratios for the second quarter and first six months of 2026 include the impact of unfavorable development due to reserve strengthening of approximately $40 (3.0 points and 1.5 points, respectively) related to run-off transactional risk business reported in financial indemnity.

Net reserve development in the quarter came primarily from:

•Workers’ compensation with favorable development in most years outside of the hold periods (predominantly from accident years 2018 through 2021), partially offset by unfavorable development in more recent years within the hold periods (primarily 2022 and 2025). While the reserving fundamentals remain solid, there is always the possibility of an isolated large loss emerging in a given quarter.
•Commercial auto with favorable development predominantly from accident years 2020 through 2023, partially offset by unfavorable development from accident year 2024 from non-trucking exposures. The reserves set for the liability portion of long-haul trucking for accident year 2025 are holding as paid claims and case reserve development were within expectations.
•Property with a strong level of favorable development that was higher than last year, predominantly from accident years 2022 through 2025.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

•General liability with a smaller level of unfavorable development compared to last year. Unfavorable development in 2022 through 2024 was partially offset by favorable development in 2020, 2021, and 2025.
•Financial indemnity with unfavorable development in 2021 through 2023 and 2025 due to reserve strengthening of approximately $40 related to run-off transactional risk business that was exited in the fourth quarter of 2024. Transactional risk claims activity tends to be low in frequency and high in severity, accordingly, a relatively low number of claims led to this development.

Sales and General Expenses

The current period expense ratio remains elevated due to continued investments in start-up operating companies which are not at scale, information technology modernization, D&A, and AI, including the additional personnel costs to manage all of these key initiatives. Specialty Insurance has started up seven new operating companies in the last five years that are not yet at full scale. Depending on the operating company, it can take three to five years before scale is achieved, and the operating company becomes accretive to earnings.

In addition, Specialty Insurance is investing in modernizing core systems (policy administration, claims, billing, and data warehouse) at several operating companies. Several of these information technology modernization efforts are entering a phase in which costs are being amortized while the systems being replaced are not yet decommissioned. The Company expects some level of these redundant costs to exist over the next few years, at which time expenses should decrease as the old systems are fully decommissioned. To give perspective, over half of Old Republic’s mature operating companies have modernization efforts underway for their core IT systems. These are all multi-year, complex projects that introduce a relatively unique situation where the ultimate cost, timing of expense recognition, and length of the project are extremely difficult to determine.

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

Finally, growth in auto warranty business that requires the inclusion of the retail write-up in net premiums written with an offset to commission expense is beginning to contribute to a higher expense ratio as the net premiums written is earned (typically over a four to seven-year period). The impact is expected to increase due to anticipated continued growth in this business.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Title Insurance

Summary Underwriting Results

	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Revenues:
Net premiums earned	$699.3	$629.8	$1,318.2	$1,176.8	$2,594.4	$2,334.6	$2,300.9
Title, escrow, and other fees	73.3	67.9	132.2	126.1	264.1	284.4	261.8
Total premiums and fees	772.6	697.8	1,450.5	1,302.9	2,858.6	2,619.1	2,562.8
Other income	0.2	0.1	0.3	0.3	0.6	0.6	0.7

Expenses:
Loss and loss adjustment expenses	23.4	20.3	40.8	36.3	62.2	46.1	48.7
Underwriting, acquisition, and
other expenses:
Commissions	484.7	429.0	920.1	805.5	1,784.8	1,601.2	1,608.1
Insurance taxes, licenses,
and fees	11.6	9.6	22.0	18.6	45.0	37.5	18.7
Subtotal	496.3	438.6	942.1	824.1	1,829.9	1,638.7	1,626.8
General expenses	215.4	232.0	430.8	448.0	897.1	855.1	812.4
Total underwriting, acquisition,
and other expenses	711.8	670.7	1,372.9	1,272.1	2,727.0	2,493.8	2,439.3
Segment underwriting
income (loss)	$37.6	$6.9	$37.0	$(5.2)	$69.9	$79.7	$75.4

Loss ratio:
Current year	3.7%	3.5%	3.7%	3.5%	3.4%	3.4%	3.7%
Prior years	(0.7)	(0.6)	(0.9)	(0.7)	(1.2)	(1.6)	(1.8)
Total	3.0	2.9	2.8	2.8	2.2	1.8	1.9
Expense ratio	92.1	96.1	94.6	97.6	95.4	95.2	95.2
Combined ratio	95.1%	99.0%	97.4%	100.4%	97.6%	97.0%	97.1%
__________

(a) Title loss, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.

Title Insurance experienced increased profitability in both the second quarter and first six months of 2026 compared to last year, driven by double-digit growth in net premiums and fees earned, continued strength in commercial business, higher net investment income, and improved operating leverage from expense management and increased scale. While loss ratios remained generally consistent with last year and higher agency production relative to direct business resulted in increased commission expense as a percentage of premium, Title Insurance continued to make progress toward its targeted combined ratio range despite ongoing challenges in the real estate market and seasonal nature of this business.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Premiums & Fees

The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

	Premium and Fee Production by Source
	Quarters Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Direct Operations	22.0%	22.8%	21.3%	22.5%	21.9%	23.0%	21.0%
Independent Title Agents	78.0%	77.2%	78.7%	77.5%	78.1%	77.0%	79.0%

Title Insurance net premiums and fees earned increased 10.7% and 11.3% for the second quarter and first six months of 2026, respectively, continuing to reflect strong activity across many segments of the commercial sector and an increase in refinance activity. Both agency and directly produced premiums experienced solid growth and strong commercial business production. Commercial premiums represented 25% of net premiums earned in the second quarter 2026 compared to 23% in the second quarter 2025. Whereas data centers have resulted in commercial premium growth, a mix of several other industries have also contributed.

Loss and Loss Adjustment Expenses

Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The loss ratios for Title Insurance in the second quarter and first six months of 2026 remained consistent with last year, reflecting a slightly higher level of favorable prior year loss reserve development offset by slightly higher current year losses. The favorable development in the second quarter 2026, primarily from years 2019, 2021, and 2022, was partially offset by unfavorable development from 2020 and 2024.

Sales and General Expenses

The second quarter and first half of 2025 expense ratios included approximately $15 (2.1 and 1.1 points, respectively) in litigation settlement expenses. Excluding that impact, the expense ratios for both 2026 periods improved as a result of the continued focus on operational efficiency, expense management, and scale, partially offset by a higher amount of agent commissions as a result of increased agency business compared to the direct operation.

FINANCIAL CONDITION

The resiliency of Old Republic’s business model rests on the 21 different operating companies within both Specialty Insurance and Title Insurance. Each operating company is a specialist, narrow and deep in their specialty niche, with a keen focus on service, including distribution, claims, underwriting, and risk control. They operate with autonomy and accountability, with the attendant benefits of diversification to manage risk. The portfolio of diverse specialty businesses is supported by a strong balance sheet, conservatively managed and reflected by an A+ rating from A.M. Best. Old Republic’s ongoing profitability and strong balance sheet has enabled the return of a record amount of capital to shareholders in recent years. With 7.8% insider ownership, Old Republic’s employees, officers, and directors are directly aligned with shareholder value creation.

Balance Sheet Metrics and Performance Statistics

	June 30,	December 31,
	2026	2025
Total investments	$17,091.2	$16,839.0
Total assets	31,592.4	29,862.7
Long-term debt	2,284.0	1,589.9
Total liabilities	25,504.5	23,934.2
Total shareholders' equity	6,072.8	5,914.0
Book value per share	25.33	24.21
Debt-to-equity ratio	37.6%	26.9%

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Total assets at June 30, 2026 increased 5.8% from year-end 2025, including an increase of 1.5% in total investments from strong operating cash flows, slightly higher investment valuations, and proceeds from the May 2026 debt issuance, partially offset by the return of excess capital including the $615.2 special dividend paid during the first quarter 2026. Total liabilities increased 6.6% from year-end 2025 largely due to the May 2026 debt issuance. Shareholders’ equity increased 2.7%. The debt-to-equity ratio increased from 26.9% at year-end 2025 to 37.6% as a result of the $700.0 debt issuance. This ratio is expected to return to a normalized level when the $550.0 in Senior Notes mature in August 2026. The net impact of these transactions will increase total capital by $150.0.

Old Republic’s growth in book value per share including dividends is one of the various markers of performance and strength, calculated as the sum of the annual change in book value per share plus dividends declared. As shown in the tables below, this amounts to 7.2% for the first six months of 2026, compared with 12.6% for the same period in 2025. The primary drivers and total of Old Republic’s growth in book value are shown in the tables below.

Drivers of Growth in Book Value Including Dividends

	Six Months Ended
	June 30,
	2026	2025
Net operating income	6.1%	7.4%
Realized investment gains	1.7	0.5
Unrealized from changes in fair value	0.9	3.5
Other	(1.4)	1.3
Total	7.2%	12.6%

The growth in book value for the first six months of 2026 was driven by net operating income and net investment gains, partially offset by the dilutive effect of share repurchase activity. Repurchasing shares at valuations above book value per share has an immediate dilutive impact with the accretive effects coming from sharing future income with fewer shareholders. Management considers this balance, among other factors, when making return of capital decisions.

Growth in Book Value Including Dividends

	Six Months Ended
	June 30,
	2026	2025
End of period book value	$25.33	$25.14
Less beginning of period book value	24.21	22.84
Change in book value	1.12	2.30
Dividend declared to shareholders	(0.63)	(0.58)
Total	$1.75	$2.88

Total from change in book value	4.6%	10.1%
Total from dividends declared to shareholders	2.6	2.5
Total growth in book value including dividends	7.2%	12.6%

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both June 30, 2026 and December 31, 2025, nearly all of the Company's investments consisted of marketable securities. The investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds, or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counterparty risk attributes. At June 30, 2026, the Company had no fixed income securities in default as to principal and/or interest.

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
RESULTS OF OPERATIONS (continued)

reasons, the Company performs regular stress tests of the investment portfolio to gain reasonable assurance that periodic downdrafts in market prices do not undermine the Company's financial strength.

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality (a)

	June 30,	December 31,
	2026	2025
Aaa	0.8%	1.1%
Aa	23.2	23.1
A	42.5	42.5
Baa	32.7	32.3
Total investment grade	99.2	99.0
Non-investment grade or non-rated issuers	0.8	1.0
Total	100.0%	100.0%
__________
(a)    Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, and Corporate issuers.

With approximately 99% of the Company's fixed income securities considered investment grade at June 30, 2026 and December 31, 2025, tight credit spreads have resulted in a preference toward purchases of higher-rated securities in recent years.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Fixed Income Securities

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Basic Materials	$43.7	$0.7	$0.1	$44.3
Industrial	16.8	—	0.4	16.4
Consumer, Cyclical	13.2	—	0.2	13.0
Energy	8.8	—	—	8.8
Other (includes two industry groups)	11.8	0.7	0.1	12.4
Total	$94.5	$1.5	$1.0	$95.0

Investment Grade Fixed Income Securities by Industry Concentration:
Utilities	$2,323.4	$25.4	$14.5	$2,334.3
Consumer, Non-cyclical	2,241.6	25.3	8.8	2,258.1
Government	1,691.3	2.5	33.1	1,660.7
Financial	1,530.6	18.0	3.9	1,544.8
Industrial	1,512.8	20.2	5.5	1,527.5
Consumer, Cyclical	834.8	11.1	2.1	843.8
Energy	744.7	8.4	3.2	749.9
Other (includes four industry groups)	1,142.2	10.5	6.1	1,146.6
Total	$12,021.9	$121.7	$77.5	$12,066.1

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment and not indicative of a deterioration of credit quality. Consistent with a higher interest rate environment, gross unrealized gains have decreased while gross unrealized losses have increased.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Equity Securities

June 30, 2026	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities by Industry Concentration:
Consumer, Non-cyclical	$459.2	$263.3	$16.0	$706.4
Utilities	380.3	229.2	0.9	608.6
Industrial	169.8	431.1	0.6	600.3
Energy	97.6	116.0	—	213.7
Consumer, Cyclical	70.6	79.6	—	150.3
Financial	52.4	96.6	—	149.0
Other (includes five industry groups)	88.0	164.5	2.1	250.4
Total	$1,318.2	$1,380.6	$19.8	$2,679.0

The Company's equity portfolio consists primarily of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends. The Company's invested asset base in equity securities has remained relatively consistent in recent years. In relation to the S&P 500 index, the portfolio is overweight in utilities, industrial, consumer non-cyclical, and energy, while being underweight in technology, communications, and financial. Net unrealized gains have increased during the quarter as a result of favorable market value changes.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
June 30, 2026	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$510.2	$18.6	$2.4	$0.2
Due after one year through five years	2,210.0	18.4	40.1	0.4
Due after five years through ten years	2,121.6	17.5	34.0	0.2
Due after ten years	149.8	—	1.9	—
Total	$4,991.7	$54.6	$78.5	$1.0

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

Actual maturities may differ from contractual maturities due to rights to call or prepay obligations.

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
June 30, 2026	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Income Securities:
One to six months	$41.2	$—	$—	$41.2
Seven to twelve months	2.3	—	—	2.3
More than twelve months	34.9	—	—	34.9
Total	$78.5	$—	$—	$78.5

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment and not indicative of a deterioration of credit quality.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Age Distribution of Fixed Income Securities

	June 30,	December 31,
	2026	2025
Maturity Ranges:
Due in one year or less	10.7%	10.9%
Due after one year through five years	48.0	46.6
Due after five years through ten years	38.9	38.9
Due after ten years through fifteen years	2.3	3.5
Due after fifteen years	0.1	0.1
Total	100.0%	100.0%

Average Maturity in Years	4.6	4.6
Duration	3.9	3.9

The slight shift to fixed income securities with mid-range maturities from longer maturities is a result of investing opportunistically with consideration given to asset-liability matching. Average maturity in years provides insight into the duration profile of the fixed income portfolio by measuring the weighted-average time until principal is repaid. Average maturity remained relatively unchanged from year-end 2025, indicating that reinvestment activity continued to focus on securities with similar maturities.

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of June 30, 2026 implies that a 100-basis point parallel increase in interest rates from current levels would result in a decline in the fair value of the fixed income investment portfolio of approximately 3.9%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on year-end 2025 data, the maximum amount of dividends that can be paid to the parent company by its insurance and a small number of non-insurance company subsidiaries during 2026 without prior approval of appropriate regulatory authorities is approximately $984.8, of which $347.5 has been received through June 30, 2026. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated dividend payments to shareholders, operating expenses, and the near-term capital needs of its operations.

Old Republic's total capitalization of $8,356.9 at June 30, 2026 consisted of debt of $2,284.0 and shareholders' equity of $6,072.8. Changes in the shareholders' equity account reflect primarily net operating income, realized and unrealized gains (losses), dividend payments to shareholders, and share repurchases for the period then ended. At June 30, 2026, the Company's consolidated debt-to-equity ratio was 37.6%. This ratio is temporarily elevated due to the May 2026 issuance of $700.0 Senior Notes, the proceeds of which will be used to retire the $550.0 Senior Notes maturing in August 2026.

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

During the quarter, the Company returned total capital to shareholders of $137.4, comprised of $76.6 in dividends and $60.7 in share repurchases (1.4 million shares at an average price of $41.45 per share). During the first six months, the Company returned total capital to shareholders of $374.9, comprised of $153.3 in dividends and $221.5 in share repurchases (5.4 million shares at an average price of $40.85 per share). Following the close of the quarter and through July 29, 2026, the Company repurchased $4.0 of additional shares (91.8 thousand shares at an average price of $43.95 per share), leaving $631.1 remaining under the current authorization.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

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

OLD REPUBLIC INTERNATIONAL CORPORATION

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

Old Republic's market risk exposures at June 30, 2026 have not materially changed from those identified in the Company's 2025 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three-month period ended June 30, 2026, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans ($ in Millions)
April 1 - April 30, 2026	1,466,701	$41.04	1,466,701	$635.1
May 1 - May 31, 2026	—	$—	—	635.1
June 1 - June 30, 2026	—	$—	—	635.1
Total	1,466,701	$41.04	1,466,701	$635.1

(1) On March 1, 2024, the Company announced a share repurchase program authorizing the repurchase of up to $1.1 billion in shares of the Company's common stock (the 2024 authorization). This authorization was completed during the first quarter 2026. On August 19, 2025, the Company announced a share repurchase program authorizing the repurchase of up to an additional $750.0 million in shares of the Company's common stock (the 2025 authorization), which commenced immediately following the completion of the 2024 authorization. During the second quarter 2026, the Company repurchased 1.4 million shares for $60.1 (average price of $41.04), leaving $635.1 remaining under the 2025 authorization. Following the close of the quarter and through July 29, 2026, the Company repurchased 91.8 thousand additional shares for $3.9 (average price of $43.51).

Item 5 - Other Information

During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

OLD REPUBLIC INTERNATIONAL CORPORATION
Item 6 - Exhibits

(a) Exhibits

4.1	*		Ninth Supplemental Indenture dated as of May 18, 2026, between the Company and Wilmington Trust Company, as trustee (including the form of Notes). (Exhibit 4.1 to Registrant's Form 8-K filed May 18, 2026).

31.1			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification by Craig R. Smiddy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2			Certification by Frank J. Sodaro, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS			XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH			XBRL Taxonomy Extension Schema

101.CAL			XBRL Taxonomy Extension Calculation Linkbase

101.DEF			XBRL Taxonomy Extension Definition Linkbase

101.LAB			XBRL Taxonomy Extension Label Linkbase

101.PRE			XBRL Taxonomy Extension Presentation Linkbase

		*	Exhibit incorporated herein by reference.

OLD REPUBLIC INTERNATIONAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Republic International Corporation
(Registrant)
Date:	July 31, 2026

/s/ Frank J. Sodaro

Frank J. Sodaro Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

OLD REPUBLIC INTERNATIONAL CORPORATION

EXHIBIT INDEX

Exhibit
No.			Description

4.1	*
Ninth Supplemental Indenture dated as of May 18, 2026, between the Company and Wilmington Trust Company, as trustee (including the form of Notes). (Exhibit 4.1 to Registrant's Form 8-K filed May 18, 2026).

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