Form 10-Q
period 2026-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2026-10-30
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM	10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
	for the quarterly period ended:	September 30, 2026
or
☐	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number:	001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2678171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

307 North Michigan Avenue	Chicago	Illinois	60601
(Address of principal executive office)			(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock / $1 par value	ORI	New York Stock Exchange

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

The number of shares of the Registrant's Common Stock outstanding at September 30, 2026 was 239,808,080.

There are 52 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2026

INDEX

		PAGE NO.

PART I - FINANCIAL INFORMATION:

ITEM 1 -	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 22

ITEM 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23 - 47

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	48

ITEM 4 -	CONTROLS AND PROCEDURES	48

PART II - OTHER INFORMATION:

ITEM 1 -	LEGAL PROCEEDINGS	49

ITEM 1A -	RISK FACTORS	49

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	49

ITEM 5 -	OTHER INFORMATION	49

ITEM 6 -	EXHIBITS	50

SIGNATURE		51

EXHIBIT INDEX		52

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Per Share Data)
		(Unaudited)
		September 30,	December 31,
		2026	2025
Assets:
Investments:
Fixed income securities (at fair value) (amortized cost: $12,484.9 and $12,478.8)		$12,136.2	$12,709.8
Equity securities (at fair value) (cost: $1,201.6 and $1,377.7)		2,252.3	2,487.7
Short-term investments (at fair value which approximates cost)		2,258.5	1,613.6
Other investments		19.3	27.7
Total investments		16,666.4	16,839.0
Cash		336.0	263.2
Accrued investment income		133.8	141.1
Accounts and notes receivable		3,153.1	2,782.2
Reinsurance balances and funds held		410.0	404.5
Reinsurance recoverable: Paid loss and loss adjustment expenses		209.6	209.9
Loss and loss adjustment expense reserves		7,065.6	6,399.1
Unearned premium and policy reserves		1,427.5	1,131.1
Deferred policy acquisition costs		893.3	636.2
Other assets		1,175.8	1,055.9
Total assets		$31,471.7	$29,862.7
Liabilities and Equity
Liabilities:
Policy liabilities:
Loss and loss adjustment expense reserves		$15,820.9	$14,775.7
Unearned premiums		4,815.1	3,982.5
Other policyholders' benefits and funds held		185.2	177.8
Total policy liabilities		20,821.3	18,936.1
Commissions, expenses, fees, and taxes		585.5	601.8
Reinsurance balances and funds held		1,581.8	1,428.0
Federal income tax: Deferred		123.5	219.3
Debt		1,749.7	1,589.9
Other liabilities		718.8	1,158.7
Total liabilities		25,580.8	23,934.2
Equity:
Shareholders' Equity:
Preferred stock	($0.01 par value; 75,000,000 shares authorized; none issued)	—	—
Common stock ($1.00 par value; 500,000,000 shares authorized; 239,808,080 and 246,355,085 shares issued) (Class B – $1.00 par value; 100,000,000 shares authorized; none issued)		239.8	246.3
Additional paid-in capital		—	23.3
Retained earnings		5,961.5	5,515.2
Accumulated other comprehensive income (loss)		(301.6)	163.1
Unallocated 401(k) plan shares (at cost)		(24.3)	(34.1)
Treasury stock (at cost) (no shares outstanding)		—	—
Total shareholders' equity		5,875.3	5,914.0
Noncontrolling interests		15.4	14.4
Total equity		5,890.8	5,928.4
Total liabilities and equity		$31,471.7	$29,862.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Per Share Data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Net premiums earned	$2,202.1	$2,018.6	$6,139.9	$5,728.3
Title, escrow, and other fees	67.2	67.5	199.5	193.6
Total premiums and fees	2,269.3	2,086.2	6,339.4	5,922.0
Net investment income	185.4	182.6	545.5	524.9
Other income	50.6	50.7	149.4	147.5
Total operating revenues	2,505.4	2,319.6	7,034.4	6,594.5
Net realized investment gains (losses)	(79.9)	104.7	294.3	152.4
Bargain purchase gain	124.9	—	124.9	—
Total revenues	2,550.5	2,424.3	7,453.8	6,746.9

Expenses:
Loss and loss adjustment expenses	943.9	856.9	2,681.0	2,465.3
Underwriting, acquisition, and other expenses	1,308.6	1,197.0	3,606.9	3,307.8
Interest and other charges	25.5	17.3	69.9	52.9
Total expenses	2,278.2	2,071.3	6,357.8	5,826.0
Income before income taxes	272.2	352.9	1,095.9	920.9

Income Taxes (Credits):
Current	84.4	54.1	171.6	154.8
Deferred	(56.6)	18.6	25.8	31.3
Total income taxes	27.8	72.8	197.4	186.1

Net Income:
Total net income	244.4	280.1	898.4	734.7
Net income attributable to noncontrolling interests	1.2	0.5	2.7	5.6
Net Income to Shareholders	$243.2	$279.5	$895.6	$729.0

Net Income Per Share:
Basic	$1.01	$1.14	$3.71	$2.98
Diluted	$0.99	$1.11	$3.62	$2.91

Average shares outstanding: Basic	239,982,900	245,291,737	241,164,043	244,875,480
Diluted	246,697,359	251,319,768	247,698,594	250,961,992

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total Net Income As Reported	$244.4	$280.1	$898.4	$734.7

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized gains (losses) before reclassifications	(406.7)	74.6	(608.4)	303.0
Amounts reclassified as net realized investment
losses in the statements of income	13.6	5.7	28.9	9.7
Pretax unrealized gains (losses) on investments	(393.0)	80.4	(579.4)	312.7
Deferred income taxes (credits)	(82.3)	16.9	(121.4)	65.8
Net unrealized gains (losses) on investments	(310.7)	63.5	(457.9)	246.9
Foreign currency translation adjustment and other	0.5	(3.7)	(6.8)	7.0
Total other comprehensive income (loss)	(310.1)	59.7	(464.8)	253.9
Total Comprehensive Income (Loss)	(65.6)	339.8	433.6	988.7
Comprehensive income attributable to
noncontrolling interests	1.2	0.5	2.7	5.6
Comprehensive Income (Loss) to Shareholders	$(66.8)	$339.2	$430.8	$983.0

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Equity (Unaudited)
($ in Millions)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Preferred Stock:
Balance, beginning and end of period	$—	$—	$—	$—

Common Stock:
Balance, beginning of period	$241.4	$248.4	$246.3	$248.8
Dividend reinvestment plan	—	—	—	—
Stock-based compensation	0.1	0.1	0.6	0.4
Treasury stock restored to unissued status	(2.7)	(1.1)	(8.1)	(1.9)
Common shares issued in acquisition	0.9	—	0.9	—
Balance, end of period	$239.8	$247.4	$239.8	$247.4

Additional Paid-in Capital:
Balance, beginning of period	$—	$32.1	$23.3	$—
Dividend reinvestment plan	0.3	0.3	3.1	3.0
Stock-based compensation	13.5	5.7	31.5	17.0
401(k) plan shares released	4.3	3.7	12.6	10.6
Treasury stock restored to unissued status	(55.2)	(18.6)	(107.6)	(30.7)
Common shares issued in acquisition	37.0	—	37.0	—
Other - net	—	—	—	23.3
Balance, end of period	$—	$23.3	$—	$23.3

Retained Earnings:
Balance, beginning of period	$5,850.5	$5,853.8	$5,515.2	$5,519.7
Net income to shareholders	243.2	279.5	895.6	729.0
Dividends on common shares	(76.3)	(71.4)	(229.7)	(211.6)
Treasury stock restored to unissued status	(55.8)	(23.9)	(219.5)	(36.3)
Other changes	—	—	—	37.2
Balance, end of period	$5,961.5	$6,037.9	$5,961.5	$6,037.9

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$8.5	$91.7	$163.1	$(102.4)
Net unrealized gains (losses) on securities, net of tax	(310.7)	63.5	(457.9)	246.9
Foreign currency translation adjustment and other	0.5	(3.7)	(6.8)	7.0
Balance, end of period	$(301.6)	$151.5	$(301.6)	$151.5

Unallocated 401(k) Plan Shares:
Balance, beginning of period	$(27.6)	$(40.6)	$(34.1)	$(47.1)
401(k) plan shares released	3.2	3.2	9.7	9.7
Balance, end of period	$(24.3)	$(37.3)	$(24.3)	$(37.3)

Treasury Stock:
Balance, beginning of period	$—	$—	$—	$—
Common stock repurchases	(113.8)	(43.7)	(335.4)	(69.0)
Restored to unissued status	113.8	43.7	335.4	69.0
Other changes	—	—	—	—
Balance, end of period	$—	$—	$—	$—

Noncontrolling Interests:
Balance, beginning of period	$15.0	$17.9	$14.4	$—
Net income attributable to noncontrolling interests	1.2	0.5	2.7	5.6
Net effect of changes in ownership and other	(0.7)	(2.1)	(1.7)	10.7
Balance, end of period	$15.4	$16.3	$15.4	$16.3

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Total net income	$898.4	$734.7
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(257.0)	(80.2)
Accounts and notes receivable	(322.1)	(458.9)
Loss and loss adjustment expense reserves	292.9	284.4
Unearned premiums and other policyholders' liabilities	426.7	287.3
Federal income taxes	27.7	16.6
Reinsurance balances and funds held	165.8	307.0
Net realized investment gains	(294.3)	(152.4)
Other – net	97.2	(9.0)
Bargain purchase gain	(124.9)	—
Total	910.5	929.4

Cash flows from investing activities:
Maturities and calls of fixed income securities	1,176.4	1,161.1
Sales of:
Fixed income securities	1,420.4	706.4
Equity securities	673.7	182.1
Other investments	0.7	3.6
Purchases of:
Fixed income securities	(2,316.4)	(1,906.8)
Equity securities	(69.1)	(109.0)
Other investments	(69.9)	(92.4)
Net increase in short-term investments	(635.9)	(40.8)
Other – net	19.0	2.3
Total	199.0	(93.5)

Cash flows from financing activities:
Issuance of debentures and notes	693.4	—
Issuance of common shares	27.3	3.2
Redemption of debentures and notes	(560.0)	—
Dividends on common shares	(845.8)	(711.8)
Repurchase of common stock	(332.7)	(68.6)
Other – net	(18.9)	(17.9)
Total	(1,036.7)	(795.2)

Increase (decrease) in cash:	72.8	40.6
Cash, beginning of period	263.2	201.9
Cash, end of period	$336.0	$242.5

Supplemental cash flow information:
Cash paid during the period for: Interest	$56.8	$56.8
Income taxes	$170.4	$171.4

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

The requirements are effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of this disclosure-only guidance.

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

Investments - The Company classifies its fixed income securities as those it either (1) has the intent and ability to hold until maturity, (2) has available for sale, or (3) has the intention of trading. The Company's fixed income portfolio is classified as available for sale as of September 30, 2026 and December 31, 2025.

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed income securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. At September 30, 2026, the Company and its subsidiaries do not have significant amounts of non-income producing securities.

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

Note 2 - Acquisition of ECM Insurance Group

Effective July 1, 2026, Old Republic acquired ECM Insurance Company (formerly Everett Cash Mutual Insurance Co.) and its affiliates (collectively, ECM Insurance Group) through its wholly-owned subsidiary Old Republic Specialty Insurance Group. ECM Insurance Group is a leading insurer of small farmowners and select commercial agricultural operations headquartered in Everett, Pennsylvania. The acquisition was completed following ECM Insurance Company’s conversion to a stock company in a sponsored demutualization transaction, for $14.0 in consideration. The Company acquired 100% of ECM Insurance Group in exchange for granting its members, employees, and non-employee directors the right to purchase common shares of the Company at a discount, resulting in the issuance of 927,418 shares of its common stock with a fair value of $37.9 during the third quarter 2026.

On July 1, 2026, a 25% quota share agreement between Old Republic and ECM Insurance Company that was entered into as of January 1, 2026 was terminated and the resulting balances were commuted.
The acquired business contributed revenues of $55.1 and pretax income of $14.0 to the Company during the three months ended September 30, 2026. The following table presents unaudited pro forma consolidated financial information for the quarter and nine months ended September 30, 2026 and 2025 as if the acquisition had occurred on January 1, 2025. The pro forma amounts were determined using ECM Insurance Group's results adjusted for purchase accounting effects and related tax impacts.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$2,425.5	$2,470.8	$7,415.1	$7,012.8
Net income	126.7	290.4	817.0	877.2

The financial statements reflect management's current best estimate of the purchase price allocation. Final valuation of the assets acquired and liabilities assumed will be completed within a year from the acquisition date. The initial acquisition accounting resulted in a bargain purchase gain of $124.9, which represents the excess of the fair value of net assets acquired over the purchase price. Before recognizing the gain, the Company reassessed the methods used in purchase accounting and verified that all assets acquired and liabilities assumed had been identified. The bargain purchase gain was primarily attributable to ECM Insurance Group's legal structure and the nature of the subscription rights offering.

Acquisition costs of $7.7 incurred in connection with the transaction, of which $4.3 and $5.9 were recognized in the third quarter and first nine months of 2026, respectively, were recorded as Underwriting, acquisition, and other expenses in the consolidated statements of income.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed:

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets acquired:
Investments	$233.6
Cash	19.2
Accrued investment income	1.5
Accounts and notes receivable	57.7
Reinsurance recoverable	19.7
Deferred tax assets	2.0
Other assets	4.9
Intangible assets, including value of business acquired	44.3
Total assets acquired	$383.3
Liabilities assumed:
Loss and loss adjustment expense reserves	$85.8
Unearned premiums	116.0
Other policyholders' benefits and funds held	3.6
Commissions, expenses, fees, and taxes	8.8
Reinsurance balances and funds held	0.5
Debt	25.2
Other liabilities	4.1
Total liabilities assumed	$244.3
Fair value of net assets acquired	$139.0
Bargain purchase gain	$124.9

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities by Type:
September 30, 2026:
Government & Agency	$1,634.2	$0.1	$73.9	$1,560.5
Municipal	25.9	—	1.3	24.6
Corporate	10,824.7	13.2	286.8	10,551.0
	$12,484.9	$13.3	$362.0	$12,136.2

December 31, 2025:
Government & Agency	$1,795.3	$13.2	$21.1	$1,787.4
Corporate	10,683.5	255.8	16.9	10,922.3
	$12,478.8	$269.1	$38.1	$12,709.8

	Amortized Cost	Fair Value
Fixed Income Securities Stratified by Contractual Maturity at September 30, 2026:
Due in one year or less	$1,270.4	$1,267.9
Due after one year through five years	5,919.1	5,805.7
Due after five years through ten years	5,032.9	4,813.6
Due after ten years	262.2	248.8
	$12,484.9	$12,136.2

The following table reflects the Company's gross unrealized losses and fair value of fixed income securities, aggregated by category and length of time that individual securities have been in an unrealized loss position.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026:
Fixed Income Securities:
Government & Agency	$1,007.2	$42.2	$467.9	$31.6	$1,475.2	$73.9
Municipal	24.6	1.3	—	—	24.6	1.3
Corporate	8,504.4	274.0	380.4	12.8	8,884.9	286.8
	$9,536.4	$317.6	$848.4	$44.4	$10,384.8	$362.0

December 31, 2025:
Fixed Income Securities:
Government & Agency	$179.9	$1.0	$594.7	$20.1	$774.7	$21.1
Corporate	895.2	4.3	767.9	12.6	1,663.1	16.9
	$1,075.1	$5.4	$1,362.7	$32.7	$2,437.8	$38.1

In the above tables, the unrealized losses on fixed income securities are deemed to primarily reflect changes in the interest rate environment and are not indicative of a significant deterioration in credit quality. As part of its assessment of credit losses, the Company considers whether it intends to sell or is more likely than not required to sell securities, principally in consideration of its asset and liability maturity matching objectives. There were no impairment losses on fixed income securities in the third quarter or first nine months of 2026 or 2025. The Company's allowance for credit losses related to fixed income securities was $1.6 as of both September 30, 2026 and December 31, 2025.

The following table shows cost and fair value information for equity securities:

	Equity Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026	$1,201.6	$1,083.3	$32.6	$2,252.3
December 31, 2025	$1,377.7	$1,134.4	$24.3	$2,487.7

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

The following tables show a summary of the fair value of financial assets segregated among the various input levels described above:

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements
As of September 30, 2026:	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government & Agency	$1,394.3	$166.1	$—	$1,560.5
Municipal	—	24.6	—	24.6
Corporate	—	10,541.4	9.6	10,551.0
Equity securities	2,250.0	—	2.2	2,252.3
Short-term investments	$2,258.5	$—	$—	$2,258.5

As of December 31, 2025:
Fixed income securities:
Government & Agency	$1,591.8	$195.6	$—	$1,787.4
Corporate	—	10,912.7	9.5	10,922.3
Equity securities	2,485.5	—	2.2	2,487.7
Short-term investments	$1,613.6	$—	$—	$1,613.6

There were no transfers between Levels 1, 2, or 3 during the quarter or nine months ended September 30, 2026.

The following table reflects the composition of net investment income, net realized investment gains and losses, and the net change in unrealized investment gains and losses reflected directly in shareholders' equity for each of the periods shown.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net investment income:
Fixed income securities	$148.5	$144.1	$446.9	$424.0
Equity securities	18.7	20.8	56.8	62.6
Short-term investments	21.2	13.6	44.9	37.5
Other investments[1]	3.2	9.6	13.5	17.2
Gross investment income	191.7	188.2	562.3	541.4
Investment expenses[1]	6.3	5.6	16.7	16.5
Net investment income	$185.4	$182.6	$545.5	$524.9

Net realized investment gains (losses):
Realized from sales:
Fixed income securities:
Gains	$1.2	$1.3	$7.2	$3.5
Losses	(14.9)	(0.8)	(22.7)	(6.6)
Net	(13.6)	0.5	(15.4)	(3.0)
Equity securities:
Gains	245.9	0.7	384.8	52.2
Losses	(2.3)	(1.0)	(2.3)	(13.5)
Net	243.6	(0.2)	382.5	38.7
Other investments, net	—	(2.5)	0.3	(2.8)
Total realized from sales	229.9	(2.2)	367.3	32.7
Impairments	—	(3.8)	(13.8)	(3.8)
Changes in fair value of equity securities	(309.9)	110.7	(59.1)	123.4
Pretax realized investment gains (losses)	(79.9)	104.7	294.3	152.4
Current and deferred income taxes (credits)	(16.7)	21.9	61.8	31.1
Net realized investment gains (losses)	$(63.2)	$82.7	$232.5	$121.3

Changes in unrealized investment gains (losses)
reflected directly in shareholders' equity:
Fixed income securities	$(393.5)	$80.4	$(579.3)	$311.0
Less: Deferred income taxes (credits)	(82.4)	16.9	(121.4)	65.5
	(311.1)	63.5	(457.8)	245.5

Other investments	0.5	—	—	1.7
Less: Deferred income taxes	0.1	—	—	0.3
	0.4	—	—	1.3
Net changes in unrealized investment gains (losses),
net of tax (credits)	$(310.7)	$63.5	$(457.9)	$246.9

For the quarter, changes in the fair value of equity securities still held at September 30, 2026 and 2025 were $66.4 and $111.2, respectively. For the first nine months, changes in the fair value of equity securities still held at September 30, 2026 and 2025 were $290.7 and $175.8, respectively.

1 Includes interest on funds held.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 - Loss and Loss Adjustment Expenses

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	Nine Months Ended
	September 30,
	2026	2025
Gross reserves at beginning of period	$14,775.7	$13,727.7
Less: Reinsurance losses recoverable	6,399.1	5,807.1
Net reserves at beginning of period:
Specialty Insurance	7,826.6	7,341.5
Title Insurance	545.7	572.7
Other	4.1	6.4
Subtotal	8,376.5	7,920.6
Net reserves assumed in acquisition[1]	85.8	—
Incurred loss and loss adjustment expenses:
Provisions for insured events of the current year:
Specialty Insurance	2,634.4	2,515.5
Title Insurance	84.4	72.2
Other	5.6	5.1
Subtotal	2,724.6	2,592.9
Change in provision for insured events of prior years:
Specialty Insurance	(27.9)	(123.0)
Title Insurance	(26.5)	(15.5)
Other	(1.0)	(2.5)
Subtotal	(55.5)	(141.1)
Total incurred loss and loss adjustment expenses	2,669.0	2,451.8
Payments:
Loss and loss adjustment expenses attributable to
insured events of the current year:
Specialty Insurance	763.2	734.6
Title Insurance	6.6	6.2
Other	2.9	2.4
Subtotal	772.8	743.2
Loss and loss adjustment expenses attributable to
insured events of prior years:
Specialty Insurance	1,556.8	1,348.0
Title Insurance	45.2	55.6
Other	1.3	2.5
Subtotal	1,603.4	1,406.2
Total payments	2,376.2	2,149.5
Net reserves at end of period:
Specialty Insurance	8,199.0	7,651.3
Title Insurance	551.8	567.5
Other	4.4	3.9
Subtotal	8,755.2	8,222.9
Reinsurance losses recoverable	7,065.6	6,592.2
Gross reserves at end of period	$15,820.9	$14,815.2

Overall, the 2026 change in provision for insured events of prior years reflects favorable prior year loss reserve development for the first nine months of 2026 for all groups shown, although at a significantly lower level on a consolidated basis compared to last year.

During the first nine months of 2026, Specialty Insurance experienced significant favorable development from accident years 2015 through 2020. Net favorable development was predominantly from property and commercial
1 Represents ECM Insurance Group reserves at July 1, 2026, net of reinsurance losses recoverable of $35.1.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

auto, and workers' compensation. This was partially offset by unfavorable development in financial indemnity, largely attributable to run-off transactional risk business, and to a lesser extent, general liability.

For Title Insurance, favorable development experienced during the first nine months of 2026 occurred largely from 2019, 2021, and 2022, partially offset by unfavorable development from 2024.

Note 5 - Income Taxes

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. To the best of management's knowledge there are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve-month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain, but the timing of its deductibility is uncertain. The Company classifies interest and penalties as income tax expense in the consolidated statements of income. The Company is not currently under audit by the Internal Revenue Service (IRS), and the Company's consolidated federal tax return for the years ended December 31, 2018 through 2025 remain open for examination by the IRS.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income to shareholders	$243.2	$279.5	$895.6	$729.0
Denominator:
Basic weighted-average shares[1]	239,982,900	245,291,737	241,164,043	244,875,480
Effect of dilutive securities – stock-based
compensation awards	6,714,459	6,028,031	6,534,551	6,086,512
Diluted adjusted weighted-average shares[1]	246,697,359	251,319,768	247,698,594	250,961,992
Earnings per share: Basic	$1.01	$1.14	$3.71	$2.98
Diluted	$0.99	$1.11	$3.62	$2.91

Anti-dilutive common stock equivalents
excluded from earnings per share computations:
Stock-based compensation awards	1,096,255	1,010,039	1,096,255	1,010,039

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

The Company's credit allowance was comprised of $59.5 and $23.0 related to reinsurance recoverables as of September 30, 2026 and December 31, 2025, respectively, and $31.1 and $31.7 related to accounts and notes receivable as of September 30, 2026 and December 31, 2025, respectively. The increase related to reinsurance recoverables resulted primarily from a $33.5 credit loss recorded related to a guaranteed asset protection account. This account was fully reinsured, however the loss experience of the underlying business resulted in a collateral deficiency, and the reinsurer has recently experienced financial difficulties, creating uncertainty in the collection of the reinsurance recoverables. Changes in this allowance are recorded through underwriting, acquisition, and other expenses.

1 In calculating earnings per share, accounting standards require that common shares owned by the ORI 401(k) Savings and Profit Sharing Plan that are unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, and have the same voting and other rights applicable to all other common shares.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's evaluation of credit losses on available for sale fixed income securities is discussed further in Note 3. The Company is not exposed to material concentrations of credit risks as to any one issuer of fixed income securities. Refer to additional discussion of credit risk in the Company's 2025 Annual Report on Form 10-K under Item 1A - Risk Factors.

Note 8 - Debt

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes:
3.875% issued in 2016 and due 2026	$—	$—	$549.6	$549.7
5.750% issued in 2024 and due 2034	396.9	386.0	396.6	416.4
5.700% issued in 2026 and due 2036	693.7	656.7	—	—
3.850% issued in 2021 and due 2051	643.8	424.5	643.6	471.9
Other miscellaneous debt	15.1	15.1	—	—
Total debt	$1,749.7	$1,482.4	$1,589.9	$1,438.2

On May 18, 2026, the Company completed a public offering of $700.0 aggregate principal amount of Senior Notes. The notes bear interest at a rate of 5.700% per year and mature on June 1, 2036. The issuance was completed in anticipation of the $550.0 of 3.875% Senior Notes maturing in August 2026, which were subsequently redeemed in cash on August 26, 2026.

Fair Value Measurements - The Company utilizes indicative market prices, which incorporate recent actual market transactions and current bid/ask quotations to estimate the fair value of outstanding debt, all of which is classified within Level 2 of the fair value hierarchy described in Note 3.

Note 9 - Common Stock Repurchases

On March 1, 2024, the Company announced that the Board of Directors authorized a $1.1 billion share repurchase program (the 2024 authorization). This authorization was completed during the first quarter 2026. On August 19, 2025, the Company announced a share repurchase program authorizing the repurchase of up to an additional $750.0 million in shares of the Company's common stock (the 2025 authorization), which commenced immediately following the completion of the 2024 authorization. Total share repurchases under these programs for the third quarter and first nine months of 2026 were 2.7 million shares for $113.8 (average price of $41.54) and 8.1 million shares for $335.4 (average price of $41.08), respectively, leaving $521.2 remaining under the 2025 authorization. Following the close of the quarter and through October 28, 2026, the Company repurchased 1.7 million additional shares for $66.7 (average price of $38.93), leaving $454.5 remaining under the current authorization.

Note 10 - Commitments and Contingent Liabilities

Legal Proceedings - Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim and related service matters associated with insurance policies and contracts issued by its operating companies. At September 30, 2026, the Company had no material non-claim and related service litigation exposures in its consolidated business.

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

Specialty Insurance provides property and liability insurance primarily to commercial clients. Commercial auto is the largest type of coverage underwritten by Specialty Insurance, accounting for 40.8% and 41.9% of the segment's net premiums earned in the third quarter and first nine months of 2026, respectively. The remaining premiums written by Specialty Insurance are derived largely from a wide variety of coverages, including workers' compensation, property, general liability, general aviation, directors' and officers' indemnity, fidelity and surety indemnities, home and

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

auto warranties, and accident & health. On July 1, 2026, Old Republic closed on its acquisition of ECM Insurance Group following conversion to a stock company in a sponsored demutualization transaction, and its results are included in the Specialty Insurance segment beginning with the third quarter 2026 (see Note 2).

Title Insurance consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of public records which contain information concerning interests in real property. The policies insure against losses arising out of defects, liens, and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

The accounting policies of the Specialty Insurance and Title Insurance segments are the same as those described in the summary of significant accounting policies in Note 1 in the Notes to Consolidated Financial Statements included in Old Republic's 2025 Annual Report on Form 10-K. Income taxes are calculated on the basis of the taxable income of the individual entities within each segment.

Although GAAP uses net income as the measure of total profitability, management uses net operating income, a non-GAAP financial measure defined as net income excluding net investment gains (losses) and bargain purchase gain, in its evaluation of periodic and long-term results. In management's opinion, excluding these gains and losses from income provides a better way to analyze, evaluate, and establish accountability for the results of the insurance operations. The inclusion of realized investment gains (losses) in net income can mask trends in operating results because such sales are often highly discretionary and changes in the value of equity securities can cause significant period-to-period fluctuations that are unrelated to the insurance operations. Net operating income, however, does not replace GAAP net income as a measure of total profitability. Furthermore, as described in more detail below, management considers the underwriting income component of segment operating income (alternatively measured via combined ratio results) to be the primary performance measure of the insurance operations within each segment.

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

The contributions of Old Republic's reportable segments to consolidated totals are shown in the following tables.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarter Ended September 30, 2026:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments[1]	Total

Revenues:
Net premiums written	$1,636.3	$756.0	$0.9	$—	$2,393.3
Net premiums earned	1,444.6	756.0	1.4	—	2,202.1
Title, escrow, and other fees	—	67.2	—	—	67.2
Total premiums and fees	1,444.6	823.3	1.4	—	2,269.3
Other income	50.4	0.2	—	—	50.6

Expenses:[2]
Loss and loss adjustment expenses	924.1	17.0	2.7	—	943.9
Underwriting, acquisition, and other expenses:
Commissions	180.7	539.5	—	—	720.3
Insurance taxes, licenses, and fees	63.4	12.9	0.1	—	76.4
Subtotal	244.1	552.4	0.2	—	796.8
General expenses	268.1	221.7	21.9	—	511.8
Total underwriting, acquisition, and
other expenses	512.3	774.2	22.1	—	1,308.6
Segment underwriting income (loss)	58.5	32.3	(23.4)	—	67.4
Add: Net investment income	162.3	17.9	22.0	(16.8)	185.4
Less: Interest and other charges	17.0	(0.1)	25.6	(16.8)	25.5
Segment pretax operating income (loss)	203.9	50.4	(27.0)	—	227.2
Income taxes (credits) on above	39.0	11.0	(5.4)	—	44.5
Net operating income (loss)	$164.8	$39.3	$(21.5)	$—	182.6
Consolidated pretax realized investment
losses					(79.9)
Income tax credits					(16.7)
Net realized investment losses					(63.2)
Bargain purchase gain[3]					124.9
Total net income					244.4
Net income attributable to
noncontrolling interests					1.2
Net income to shareholders					$243.2

Segment and consolidated combined ratio	96.0%	96.1%			96.1%

1 Includes intercompany financing arrangements between Old Republic's parent holding company and the Specialty Insurance group for which interest charges were $16.8 for the quarter ended September 30, 2026.
2 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.
3 Entire amount attributable to Specialty Insurance segment (see Note 2).

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarter Ended September 30, 2025:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments[1]	Total

Revenues:
Net premiums written	$1,481.1	$699.5	$2.2	$—	$2,182.9
Net premiums earned	1,316.8	699.5	2.3	—	2,018.6
Title, escrow, and other fees	—	67.5	—	—	67.5
Total premiums and fees	1,316.8	767.0	2.3	—	2,086.2
Other income	50.6	0.1	—	—	50.7

Expenses:[2]
Loss and loss adjustment expenses	835.9	20.3	0.5	—	856.9
Underwriting, acquisition, and other expenses:
Commissions	180.9	489.6	0.3	—	670.9
Insurance taxes, licenses, and fees	56.1	11.6	0.2	—	68.0
Subtotal	237.1	501.3	0.6	—	739.0
General expenses	225.1	217.6	15.1	—	457.9
Total underwriting, acquisition, and
other expenses	462.2	719.0	15.7	—	1,197.0
Segment underwriting income (loss)	69.2	27.8	(14.0)	—	83.0
Add: Net investment income	154.6	17.6	26.4	(16.1)	182.6
Less: Interest and other charges	16.1	(0.2)	17.6	(16.1)	17.3
Segment pretax operating income (loss)	207.7	45.7	(5.2)	—	248.2
Income taxes (credits) on above	42.4	9.5	(1.1)	—	50.8
Net operating income (loss)	$165.2	$36.1	$(4.1)	$—	197.3
Consolidated pretax realized investment
gains					104.7
Income taxes					21.9
Net realized investment gains					82.7
Total net income					280.1
Net income attributable to
noncontrolling interests					0.5
Net income to shareholders					$279.5

Segment and consolidated combined ratio	94.8%	96.4%			95.3%

1 Includes intercompany financing arrangements between Old Republic's parent holding company and the Specialty Insurance group for which interest charges were $16.1 for the quarter ended September 30, 2025.
2 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine Months Ended September 30, 2026:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments[1]	Total

Revenues:
Net premiums written	$4,458.9	$2,074.3	$2.6	$—	$6,535.9
Net premiums earned	4,060.3	2,074.3	5.1	—	6,139.9
Title, escrow, and other fees	—	199.5	—	—	199.5
Total premiums and fees	4,060.3	2,273.9	5.1	—	6,339.4
Other income	148.9	0.5	—	—	149.4

Expenses:[2]
Loss and loss adjustment expenses	2,618.9	57.9	4.1	—	2,681.0
Underwriting, acquisition, and other expenses:
Commissions	471.3	1,459.6	—	—	1,931.0
Insurance taxes, licenses, and fees	170.3	34.9	1.4	—	206.7
Subtotal	641.6	1,494.6	1.4	—	2,137.7
General expenses	763.5	652.5	53.0	—	1,469.1
Total underwriting, acquisition, and
other expenses	1,405.2	2,147.1	54.5	—	3,606.9
Segment underwriting income (loss)	185.1	69.3	(53.6)	—	200.9
Add: Net investment income	479.9	53.7	61.1	(49.2)	545.5
Less: Interest and other charges	53.5	—	65.7	(49.2)	69.9
Segment pretax operating income (loss)	611.6	123.1	(58.2)	—	676.5
Income taxes (credits) on above	122.6	26.5	(13.5)	—	135.6
Net operating income (loss)	$488.9	$96.6	$(44.6)	$—	540.9
Consolidated pretax realized investment
gains					294.3
Income taxes					61.8
Net realized investment gains					232.5
Bargain purchase gain[3]					124.9
Total net income					898.4
Net income attributable to
noncontrolling interests					2.7
Net income to shareholders					$895.6

Segment and consolidated combined ratio	95.4%	96.9%			96.0%

1 Includes intercompany financing arrangements between Old Republic's parent holding company and the Specialty Insurance group for which interest charges were $49.2 for the nine months ended September 30, 2026.
2 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.
3 Entire amount attributable to Specialty Insurance segment (see Note 2).

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine Months Ended September 30, 2025:	Specialty Insurance	Title Insurance	Corporate & Other	Consolidation Elimination Adjustments[1]	Total

Revenues:
Net premiums written	$4,114.3	$1,876.3	$8.4	$—	$5,999.1
Net premiums earned	3,845.0	1,876.3	6.9	—	5,728.3
Title, escrow, and other fees	—	193.6	—	—	193.6
Total premiums and fees	3,845.0	2,070.0	6.9	—	5,922.0
Other income	147.1	0.4	—	—	147.5

Expenses:[2]
Loss and loss adjustment expenses	2,406.7	56.7	1.8	—	2,465.3
Underwriting, acquisition, and other expenses:
Commissions	468.9	1,295.1	0.6	—	1,764.8
Insurance taxes, licenses, and fees	149.0	30.2	1.8	—	181.1
Subtotal	618.0	1,325.4	2.4	—	1,945.9
General expenses	652.0	665.7	44.0	—	1,361.8
Total underwriting, acquisition, and
other expenses	1,270.0	1,991.1	46.5	—	3,307.8
Segment underwriting income (loss)	315.3	22.5	(41.4)	—	296.4
Add: Net investment income	454.6	51.7	66.7	(48.2)	524.9
Less: Interest and other charges	48.3	(0.1)	52.9	(48.2)	52.9
Segment pretax operating income (loss)	721.7	74.4	(27.6)	—	768.4
Income taxes (credits) on above	147.2	15.5	(7.7)	—	155.0
Net operating income (loss)	$574.5	$58.8	$(19.9)	$—	613.4
Consolidated pretax realized investment
gains					152.4
Income taxes					31.1
Net realized investment gains					121.3
Total net income					734.7
Net income attributable to
noncontrolling interests					5.6
Net income to shareholders					$729.0

Segment and consolidated combined ratio	91.8%	98.9%			94.2%

1Includes intercompany financing arrangements between Old Republic's parent holding company and the Specialty Insurance group for which interest charges were $48.2 for the nine months ended September 30, 2025.
2 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no other segment expenses that are part of reported segment profit or loss amounts that are not included in one of the above categories.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	September 30,	December 31,
	2026	2025
Consolidated Assets:
Specialty Insurance	$28,873.0	$26,750.6
Title Insurance	1,930.1	1,937.7
Total assets of Company segments	30,803.2	28,688.4
Corporate & Other	853.6	1,334.8
Consolidation elimination adjustments[1]	(185.1)	(160.5)
Consolidated assets	$31,471.7	$29,862.7

Note 12 - Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued. No subsequent events were identified that require adjustment or disclosure to the consolidated financial statements.

1 Includes predominantly intercompany debt and various reclassifications.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2026 and 2025
($ in Millions, Except Per Share Data)

OVERVIEW

This management discussion and analysis of financial condition and results of operations pertains to the consolidated accounts of Old Republic International Corporation, its subsidiaries, and any variable interest entities that meet the requirements for consolidation (collectively, "Old Republic" or "the Company"). The Company conducts its business through a number of operating companies, which utilize one or more insurance company subsidiaries to issue their policies, and is organized into two segments: Specialty Insurance and Title Insurance. A small life and accident insurance business, accounting for 0.1% of consolidated operating revenues for the nine months ended September 30, 2026 and 0.3% of consolidated assets as of that date, is included within the Corporate & Other caption of this report.

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

This management discussion and analysis, which should be read in conjunction with the consolidated financial statements and the accompanying footnotes, generally includes a discussion primarily focused on quarter-to-quarter comparisons between 2026 and 2025. Detailed discussions of year-to-year comparisons between annual periods presented can be found in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Reports on Form 10-K.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Use of Non-GAAP financial measures

Although Generally Accepted Accounting Principles (GAAP) uses net income as the measure of total profitability, management uses net operating income, a non-GAAP financial measure defined as net income excluding net investment gains (losses) and bargain purchase gain, in its evaluation of periodic and long-term results.

In management's opinion, excluding these gains and losses from income provides a better way to analyze, evaluate, and establish accountability for the results of the insurance operations. The inclusion of realized investment gains (losses) in net income can mask trends in operating results because sales are often highly discretionary, and changes in the value of equity securities can cause significant period-to-period fluctuations that are unrelated to the insurance operations. Net operating income, however, does not replace GAAP net income as a measure of total profitability.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

EXECUTIVE SUMMARY

Old Republic International Corporation reported the following results for the third quarter 2026:

•Net income of $243.2, compared to $279.5 last year.
•Net operating income1 of $181.4, compared to $196.7 last year.
•Net operating income per diluted share of $0.73, compared to $0.78 last year.
•Consolidated net premiums and fees earned of nearly $2.3 billion, compared to nearly $2.1 billion last year.
•Net investment income of $185.4, compared to $182.6 last year.
•Consolidated combined ratio of 96.1%, compared to 95.3% last year.
•Favorable loss reserve development of 1.1 points, compared to 2.5 points last year.
•Book value per share of $24.65, inclusive of dividends declared up 5.7% since year-end 2025.
•Annualized operating return on equity of 12.1%.
•Total capital returned to shareholders of $190.2, including $113.8 in share repurchases.

OVERALL RESULTS ATTRIBUTABLE TO SHAREHOLDERS

	Quarters Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net income	$243.2	$279.5		$895.6	$729.0
Net realized investment gains (losses)	(63.2)	82.7		232.5	121.3
Bargain purchase gain	124.9	—		124.9	—
Net operating income	$181.4	$196.7	(7.8)%	$538.1	$607.7	(11.5)%

Combined ratio	96.1%	95.3%		96.0%	94.2%

PER DILUTED SHARE ATTRIBUTABLE TO SHAREHOLDERS

	Quarters Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net income	$0.99	$1.11		$3.62	$2.91
Net realized investment gains (losses)	(0.25)	0.33		0.95	0.49
Bargain purchase gain	0.51	—		0.50	—
Net operating income	$0.73	$0.78	(6.0)%	$2.17	$2.42	(10.3)%

SHAREHOLDERS' EQUITY (BOOK VALUE)

		Sep. 30,	Dec. 31,
		2026	2025	% Change
Total		$5,875.3	$5,914.0	(0.7)%
Per common share		$24.65	$24.21	1.8%

1 Non-GAAP financial measure. See "Use of Non-GAAP financial measures" earlier in this section for additional information.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

FINANCIAL HIGHLIGHTS
	Quarters Ended September 30,			Nine Months Ended September 30,
SUMMARY INCOME STATEMENTS:	2026	2025	% Change	2026	2025	% Change
Revenues:
Net premiums and fees earned	$2,269.3	$2,086.2	8.8%	$6,339.4	$5,922.0	7.0%
Net investment income	185.4	182.6	1.5	545.5	524.9	3.9
Other income	50.6	50.7	(0.2)	149.4	147.5	1.3
Total operating revenues	2,505.4	2,319.6	8.0	7,034.4	6,594.5	6.7
Pretax realized investment gains (losses)	(79.9)	104.7		294.3	152.4
Bargain purchase gain	124.9	—		124.9	—
Total revenues	2,550.5	2,424.3		7,453.8	6,746.9
Operating expenses:
Loss and loss adjustment expenses	943.9	856.9	10.2	2,681.0	2,465.3	8.8
Underwriting, acquisition, and other expenses	1,308.6	1,197.0	9.3	3,606.9	3,307.8	9.0
Interest and other charges	25.5	17.3	47.2	69.9	52.9	32.2
Total expenses	2,278.2	2,071.3	10.0%	6,357.8	5,826.0	9.1%
Pretax income	272.2	352.9		1,095.9	920.9
Income taxes	27.8	72.8		197.4	186.1
Total net income	244.4	280.1		898.4	734.7
Net income attributable to
noncontrolling interests	1.2	0.5		2.7	5.6
Net income attributable to shareholders	$243.2	$279.5		$895.6	$729.0

COMMON STOCK STATISTICS:
Components of net income per share:

Basic net operating income	$0.75	$0.80	(5.7)%	$2.23	$2.48	(10.1)%
Net realized investment gains (losses)	(0.26)	0.34		0.96	0.50
Bargain purchase gain	0.52	—		0.52	—
Basic net income	$1.01	$1.14		$3.71	$2.98

Diluted net operating income	$0.73	$0.78	(6.0)%	$2.17	$2.42	(10.3)%
Net realized investment gains (losses)	(0.25)	0.33		0.95	0.49
Bargain purchase gain	0.51	—		0.50	—
Diluted net income	$0.99	$1.11		$3.62	$2.91

Dividends declared on common stock	$0.315	$0.290	8.6%	$0.945	$0.870	8.6%

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

The information presented in the following table highlights the most meaningful indicators of Old Republic's segmented and consolidated financial performance. The information underscores the performance of its operating companies, as well as the sound investment of their capital and underwriting cash flows.

Sources of Consolidated Income
	Quarters Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net premiums and fees earned:
Specialty Insurance	$1,444.6	$1,316.8	9.7%	$4,060.3	$3,845.0	5.6%
Title Insurance	823.3	767.0	7.3	2,273.9	2,070.0	9.8
Corporate & Other	1.4	2.3	(39.4)	5.1	6.9	(25.9)
Consolidated	$2,269.3	$2,086.2	8.8%	$6,339.4	$5,922.0	7.0%

Underwriting income (loss):[1]
Specialty Insurance	$58.5	$69.2	(15.4)%	$185.1	$315.3	(41.3)%
Title Insurance	32.3	27.8	15.9	69.3	22.5	207.0
Corporate & Other	(23.4)	(14.0)	(66.6)	(53.6)	(41.4)	(29.2)
Consolidated	$67.4	$83.0	(18.8)%	$200.9	$296.4	(32.2)%

Net investment income:
Specialty Insurance	$162.3	$154.6	4.9%	$479.9	$454.6	5.6%
Title Insurance	17.9	17.6	1.7	53.7	51.7	3.9
Corporate & Other	5.2	10.3	(49.5)	11.8	18.5	(36.2)
Consolidated	$185.4	$182.6	1.5%	$545.5	$524.9	3.9%

Interest and other charges (income):
Specialty Insurance	$17.0	$16.1		$53.5	$48.3
Title Insurance	(0.1)	(0.2)		—	(0.1)
Corporate & Other[2]	8.7	1.5		16.4	4.7
Consolidated	$25.5	$17.3	47.2%	$69.9	$52.9	32.2%

Pretax operating income (loss):
Specialty Insurance	$203.9	$207.7	(1.8)%	$611.6	$721.7	(15.3)%
Title Insurance	50.4	45.7	10.1	123.1	74.4	65.5
Corporate & Other	(27.0)	(5.2)	N/M	(58.2)	(27.6)	N/M
Consolidated	227.2	248.2	(8.5)%	676.5	768.4	(12.0)%
Income taxes	44.5	50.8		135.6	155.0
Net operating income	182.6	197.3	(7.4)%	540.9	613.4	(11.8)%
Consolidated pretax realized investment
gains (losses)	(79.9)	104.7		294.3	152.4
Income taxes (credits)	(16.7)	21.9		61.8	31.1
Net realized investment gains (losses)	(63.2)	82.7		232.5	121.3
Bargain purchase gain	124.9	—		124.9	—
Total net income	244.4	280.1		898.4	734.7
Net income attributable to
noncontrolling interests	1.2	0.5		2.7	5.6
Net income attributable to shareholders	$243.2	$279.5		$895.6	$729.0

1 Includes related services.
2 Includes consolidation/elimination entries.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Specialty Insurance Segment Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Revenues:
Net premiums written	$1,636.3	$1,481.1	10.5%	$4,458.9	$4,114.3	8.4%
Net premiums earned	1,444.6	1,316.8	9.7	4,060.3	3,845.0	5.6
Other income	50.4	50.6	(0.3)	148.9	147.1	1.2
Expenses:
Loss and loss adjustment expenses	924.1	835.9	10.6	2,618.9	2,406.7	8.8
Underwriting, acquisition, and other expenses	512.3	462.2	10.8	1,405.2	1,270.0	10.6
Segment underwriting income	58.5	69.2	(15.4)	185.1	315.3	(41.3)
Add: Net investment income	162.3	154.6	4.9	479.9	454.6	5.6
Less: Interest and other charges	17.0	16.1	5.1	53.5	48.3	10.9
Segment pretax operating income	$203.9	$207.7	(1.8)%	$611.6	$721.7	(15.3)%

Loss ratio:
Current year	64.8%	66.9%		65.2%	65.8%
Prior years	(0.8)	(3.4)		(0.7)	(3.2)
Total	64.0	63.5		64.5	62.6
Expense ratio	32.0	31.3		30.9	29.2
Combined ratio	96.0%	94.8%		95.4%	91.8%

Combined Ratio Analysis - Excluding Auto Warranty Write-Up to Retail
Loss ratio:
Current year	66.8%	68.0%		66.5%	66.6%
Prior years	(0.8)	(3.5)		(0.7)	(3.2)
Total	66.0	64.5		65.8	63.4
Expense ratio	29.9	30.2		29.6	28.3
Combined ratio	95.9%	94.7%		95.4%	91.7%

Specialty Insurance net premiums written continues to reflect significant growth in auto warranty programs which require net premiums written to include the retail selling price of service contracts. Excluding the write-up to retail pricing, Specialty Insurance net premiums written increased 7.1% and 4.0% for the quarter and first nine months, respectively, and net premiums earned increased 8.0% and 4.9% for the same periods. Growth in net premiums earned for the quarter was driven by a combination of premium rate increases and new business production (including an increasing contribution from start-up operating companies) and the acquisition of ECM Insurance Group. Earned premium growth was most pronounced within commercial auto, accident & health, property, and auto warranty coverages, while Canadian travel accident and trucking continued to decline.

The increase in net investment income was primarily driven by a higher invested asset base.

Specialty Insurance underwriting ratios reflect the impact of the write-up to retail pricing on certain auto warranty programs. Under these programs, as the retail premiums are earned a corresponding commission expense is recognized. The combined ratio analysis above illustrates the resulting increase in the expense ratios and corresponding decrease in the loss ratios.

Excluding the auto warranty write-up to retail, Specialty Insurance loss ratios increased due to a lower level of favorable prior year loss reserve development, partially offset by an improvement in the current year loss ratios. Favorable development was recognized in property, commercial auto, and workers' compensation, partially offset by unfavorable development in general liability and financial indemnity.

The expense ratio for the third quarter 2026 includes a $20 credit loss (1.4 points) from a guaranteed asset protection account. This was offset by lower acquisition costs from changes in mix, and the impact of a third quarter 2025 true-up of ceding commissions (0.9 points). In addition, the expense ratios continue to reflect investments in start-up operating companies which are not at scale, information technology modernization, data and analytics, and artificial intelligence, including the additional personnel costs to manage all of these key initiatives. Several of the information technology modernization efforts are entering a phase in which costs are being amortized while the systems being replaced are not yet decommissioned.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Specialty Insurance Segment Operating Results (continued)

Old Republic’s acquisition of ECM Insurance Group following conversion to a stock company in a sponsored demutualization transaction closed effective July 1, 2026. Specialty Insurance recognized a gain on the acquisition of $124.9 and ECM Insurance Group's current period results were accretive to this quarter's operating earnings.

Together, these factors produced a profitable combined ratio and strong pretax operating income for the quarter and first nine months. For Specialty Insurance, combined ratios between 90% and 95% are targeted over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range, particularly with long-tailed lines of coverage.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Title Insurance Segment Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Revenues:
Net premiums earned	$756.0	$699.5	8.1%	$2,074.3	$1,876.3	10.6%
Title, escrow, and other fees	67.2	67.5	(0.5)	199.5	193.6	3.0
Net premiums and fees earned	823.3	767.0	7.3	2,273.9	2,070.0	9.8
Other income	0.2	0.1	25.4	0.5	0.4	22.5
Expenses:
Loss and loss adjustment expenses	17.0	20.3	(16.3)	57.9	56.7	2.1
Underwriting, acquisition, and other expenses	774.2	719.0	7.7	2,147.1	1,991.1	7.8
Segment underwriting income	32.3	27.8	15.9	69.3	22.5	207.0
Add: Net investment income	17.9	17.6	1.7	53.7	51.7	3.9
Less: Interest and other charges (income)	(0.1)	(0.2)	31.2	—	(0.1)	55.0
Segment pretax operating income	$50.4	$45.7	10.1%	$123.1	$74.4	65.5%

Loss ratio:
Current year	3.7%	3.5%		3.7%	3.5%
Prior years	(1.6)	(0.8)		(1.2)	(0.8)
Total	2.1	2.7		2.5	2.7
Expense ratio	94.0	93.7		94.4	96.2
Combined ratio	96.1%	96.4%		96.9%	98.9%

Title Insurance net premiums and fees earned increased 7.3% for the quarter and 9.8% for the first nine months. Agency premiums, which are reported on a lag relative to direct premiums, experienced strong growth, while directly produced premiums were relatively flat as a result of the interest rate environment. Commercial premiums represented 23.6% of net premiums earned compared to 26.4% in the third quarter of last year.

Net investment income increased marginally in the quarter.

The Title Insurance loss ratios improved slightly compared to last year, primarily from a higher level of favorable prior year loss reserve development. The expense ratio for the quarter increased slightly due to commissions on a higher level of agency business, partially offset by continued expense management and scale. In addition, the expense ratio for the first nine months of 2025 included approximately $15 (0.7 points) in litigation settlement expenses; excluding this impact, the expense ratio improved 1.1 points for the first nine months.

Together, these factors produced higher pretax operating income for the quarter and first nine months. For Title Insurance, combined ratios between 90% to 95% are targeted over a full underwriting cycle, recognizing that quarterly and annual ratios and trends may deviate from this range. Although Title Insurance has been navigating a difficult real estate environment over the last few years resulting in ratios in excess of this range, Title Insurance continues to strive to come into range in the near term.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Corporate & Other Operating Results

	Quarters Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net premiums earned	$1.4	$2.3	(39.4)%	$5.1	$6.9	(25.9)%
Net investment income[1]	5.2	10.3	(49.5)	11.8	18.5	(36.2)
Operating revenues	6.5	12.5	(47.6)	16.8	25.4	(33.6)
Operating expenses	33.6	17.8	88.6%	75.0	53.1	41.4%
Corporate & Other pretax operating loss	$(27.0)	$(5.2)	N/M	$(58.2)	$(27.6)	N/M

Corporate & Other includes a small life and accident insurance business, the parent holding company, and several internal corporate services subsidiaries. Net investment income was impacted by a lower invested asset base due to the return of capital to shareholders and a higher allocation to short-term investments. Additionally, the Company's $550 Senior Notes matured in August 2026 and were repaid with proceeds from the $700 Senior Notes issued in May 2026. Operating expenses in 2026 include the increased interest costs associated with the May 2026 debt issuance and transaction costs associated with the closing of the ECM Insurance Group acquisition.

Investments

As of September 30, 2026, the consolidated investment portfolio reflected an allocation of approximately 86% to fixed income securities (bonds and notes) and short-term investments, and 14% to equity securities (common and preferred stocks). The investment management process remains focused on retaining quality investments that produce consistent streams of investment income, while monitoring concentration limits among the operating companies. The equity portfolio consists of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends.

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

Shareholders' Equity Per Share

Changes in shareholders' equity per share are reflected in the following table. These changes resulted mostly from net operating income, realized and unrealized investment gains (losses), and dividends to shareholders declared during the year. Both 2026 periods are also impacted by the bargain purchase gain realized by the Company as a result of its July 1, 2026 acquisition of ECM Insurance Group.

	Quarter			Year
	Ended			Ended
	Sep. 30,	Nine Months Ended Sep. 30,		Dec. 31,
	2026	2026	2025	2025
Beginning balance	$25.33	$24.21	$22.84	$22.84
Changes in shareholders' equity:
Net operating income	0.75	2.23	2.48	3.23
Net realized investment gains (losses)	(0.26)	0.96	0.50	0.59
Net unrealized investment gains (losses) on
fixed income securities	(1.29)	(1.90)	1.01	1.02
Total net realized and unrealized investment gains (losses)	(1.55)	(0.94)	1.51	1.61
Bargain purchase gain	0.52	0.52	—	—
Dividends declared	(0.315)	(0.945)	(0.870)	(3.660)
Other – net	(0.08)	(0.43)	0.23	0.19
Net change	(0.68)	0.44	3.35	1.37
Ending balance	$24.65	$24.65	$26.19	$24.21
Change for the period	(2.7)%	1.8%	14.7%	6.0%
Change for the period, inclusive of dividends declared	(1.4)%	5.7%	18.5%	22.0%
1 Net of elimination entries.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Total capital returned to shareholders during the quarter was $190.2, comprised of $76.3 in dividends and $113.8 in share repurchases. For the first nine months, total capital returned was $565.2, comprised of $229.7 in dividends and $335.4 in share repurchases.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

DETAILED MANAGEMENT DISCUSSION AND ANALYSIS

This section of Management's Discussion and Analysis of Financial Condition and Results of Operations is additive to and should be read in conjunction with the Executive Summary which precedes it.

RESULTS OF OPERATIONS

Consolidated Overview

Premiums and Fees

The major sources of Old Republic's consolidated net earned premiums and fees for the periods shown were as follows:

	Net Earned Premiums and Fees
	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Specialty Insurance	$1,444.6	$1,316.8	$4,060.3	$3,845.0	$5,184.8	$4,677.0	$4,119.2
Title Insurance	823.3	767.0	2,273.9	2,070.0	2,858.6	2,619.1	2,562.8
Corporate & Other	1.4	2.3	5.1	6.9	9.4	14.6	25.6
Total	$2,269.3	$2,086.2	$6,339.4	$5,922.0	$8,052.9	$7,310.8	$6,707.7
Percentage change from prior period	8.8%		7.0%		10.1%	9.0%

Consolidated net premiums and fees earned increased 8.8% and 7.0% for the third quarter and first nine months of 2026, respectively, resulting from growth in both Specialty Insurance and Title Insurance.

Net Investment Income

The following tables reflect the invested asset bases as of the indicated dates, the investment income earned, and resulting yields on such assets.

	As of September 30,		As of December 31,
	2026	2025	2025	2024
Invested assets at book value	$15,964.2	$15,270.6	$15,498.0	$15,035.1
Fair value adjustment	702.1	1,482.5	1,341.0	1,043.8
Invested assets at fair value	$16,666.4	$16,753.1	$16,839.0	$16,079.0

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Net investment income	$185.4	$182.6	$545.5	$524.9	$708.7	$673.1	$578.3
Yield at book value	4.69%	4.85%	4.62%	4.62%	4.64%	4.47%	3.82%
Yield at fair value	4.39%	4.44%	4.34%	4.26%	4.31%	4.18%	3.62%

The Company has little control over fair values, therefore management evaluates yields on the basis of investment income earned in relation to the book value of the underlying invested assets. Net investment income increased 1.5% and 3.9% for the third quarter and first nine months of 2026, respectively. Other investment income decreased $6.3 in the quarter, with several changes to miscellaneous investment activity impacting both comparative periods.

The average invested asset base increased as a result of strong operating results and proceeds from the May 2026 debt issuance, however there was a notable shift to short-term investments as capital was held to support key priorities including the return of capital to shareholders through share repurchases, the acquisition of ECM Insurance

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Group, and certain intercompany capital transactions. The lower yields associated with these short-term investments partially offset the returns generated by long-term fixed income securities. The total fixed income portfolio book yield ended the third quarter 2026 at 4.86%, up 10 basis points from the end of 2025.

During the third quarter 2026, the Company purchased $1,147.1 of investment grade corporate bonds with an average maturity of 7.0 years and an average yield of 5.42%. In addition, the Company purchased $29.9 of government securities (primarily U.S. Treasury Notes) with an average yield of 4.80%. The Company primarily owns U.S. Treasury Notes to place on deposit with the states its insurance companies are licensed to conduct business.

Loss and Loss Adjustment Expenses

The following table shows gross and net of reinsurance loss reserve estimates for major types of insurance coverages as of September 30, 2026 and December 31, 2025:

	Loss and Loss Adjustment Expense Reserves
	September 30, 2026		December 31, 2025
	Gross	Net	Gross	Net

Workers' compensation	$4,662.0	$2,570.3	$4,698.7	$2,642.8
Commercial auto	5,387.6	2,355.5	4,768.9	2,205.2
General liability	2,616.8	1,364.9	2,403.5	1,245.4
Financial indemnity	1,037.7	787.4	979.9	735.0
Other coverages	1,226.2	789.2	1,047.6	673.4
Unallocated loss adjustment expense reserves	331.3	331.3	324.6	324.6
Total Specialty Insurance reserves	15,261.9	8,199.0	14,223.5	7,826.6
Title Insurance	551.8	551.8	545.7	545.7
Life and accident	7.2	4.4	6.4	4.1
Total loss and loss adjustment expense reserves	$15,820.9	$8,755.2	$14,775.7	$8,376.5
Asbestosis and environmental loss reserves included
in the above Specialty Insurance reserves:
Amount	$152.1	$93.9	$162.7	$101.3
% of total Specialty Insurance reserves	1.0%	1.1%	1.1%	1.3%

Total loss costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences at each balance sheet date. A summary of changes in aggregate reserves for loss and loss adjustment expenses is included in Note 4 of the Notes to Consolidated Financial Statements.

Net loss and loss adjustment expenses incurred as a percentage of premiums and related fee revenues of the Company's two segments and for its consolidated operations were as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Specialty Insurance	64.0%	63.5%	64.5%	62.6%	63.9%	64.1%	62.0%
Title Insurance	2.1	2.7	2.5	2.7	2.2	1.8	1.9
Consolidated loss ratio	41.6%	41.1%	42.3%	41.6%	41.9%	41.7%	38.7%

Reconciliation of consolidated loss ratio:
Current year	42.7%	43.6%	43.2%	44.0%	44.3%	43.9%	43.3%
Prior year net favorable development	(1.1)	(2.5)	(0.9)	(2.4)	(2.4)	(2.2)	(4.6)
Consolidated loss ratio	41.6%	41.1%	42.3%	41.6%	41.9%	41.7%	38.7%

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Changes to the consolidated loss ratios tend to be driven by mix changes between Specialty Insurance (with loss ratios in the mid- to low-60% range) and Title Insurance (with loss ratios in the 2% range). Loss ratios for the third quarter and first nine months of 2026 included lower levels of favorable development from Specialty Insurance, partially offset by higher levels from Title Insurance, but remain within the range of management's expectation relative to its long-term target.

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

Underwriting, Acquisition, and Other Expenses

Expenses incurred as a percentage of premiums and related fee revenues of the Company's two segments and for its consolidated operations were as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Specialty Insurance	32.0%	31.3%	30.9%	29.2%	29.3%	28.1%	28.2%
Title Insurance	94.0	93.7	94.4	96.2	95.4	95.2	95.2
Consolidated	54.5%	54.2%	53.7%	52.6%	52.8%	52.2%	53.9%

Changes to the consolidated expense ratios tend to be driven by mix changes between Specialty Insurance (with expense ratios in 30% range) and Title Insurance (with expense ratios in low- to mid-90% range). Variations in the Company's consolidated expense ratios also reflect a continually changing mix of coverages sold and costs of producing business within the segments. To a significant degree, expense ratios for both the Specialty and Title Insurance segments are reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income and can fluctuate with line of coverage mix. General operating expenses are routinely subject to timing as well as investments in business expansion and information technology. In addition, Specialty Insurance expense ratios reflect the impact of the write-up to retail pricing on certain auto warranty programs. Refer to further discussion in the Segment Underwriting Overview for Specialty Insurance.

Combined Ratios

The combined ratios resulting from the above summarized net loss and loss adjustment expenses and underwriting expenses are as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Specialty Insurance	96.0%	94.8%	95.4%	91.8%	93.2%	92.2%	90.2%
Title Insurance	96.1	96.4	96.9	98.9	97.6	97.0	97.1
Consolidated	96.1%	95.3%	96.0%	94.2%	94.7%	93.9%	92.6%

Realized Investment Gains (Losses)

The Company's investment policies are designed to produce a stable source of income from interest and dividends, support the protection of capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.

The composition of net realized investment gains or losses was as follows:

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Realized from sales:
Fixed income	$(13.6)	$0.5	$(15.4)	$(3.0)	$(3.9)	$(112.1)	$(180.7)
Equity securities and other	243.6	(2.7)	382.8	35.8	209.7	206.5	165.5
Total	229.9	(2.2)	367.3	32.7	205.8	94.3	(15.2)
Impairments	—	(3.8)	(13.8)	(3.8)	(3.8)	(5.4)	(51.8)
Changes in fair value of
equity securities	66.4	111.2	290.7	175.8	105.8	184.0	28.2
Reclassified to realized gains
upon disposition	(376.3)	(0.4)	(349.9)	(52.3)	(128.1)	(202.9)	(152.2)
Total	(309.9)	110.7	(59.1)	123.4	(22.3)	(18.9)	(123.9)
Net realized investment
gains (losses)	$(79.9)	$104.7	$294.3	$152.4	$179.7	$69.9	$(190.9)

Investment gains or losses can be highly discretionary and affected by such factors as the timing of individual securities sales, the recording of estimated credit losses from write-downs of impaired securities, tax-planning and tax-rate change considerations, and modifications of investment management judgments regarding the direction of securities markets or the future prospects of individual investees or industry sectors.

Dispositions of fixed income securities from scheduled maturities and early calls were 45.3% and 62.2% of total fixed income dispositions occurring in the first nine months of 2026 and 2025, respectively. Realized investment gain (loss) activity in 2026 was primarily related to the sale of fixed income and equity securities to fund the Company's capital management initiatives (including share repurchases and a special dividend) as well as routine portfolio management.

Income Taxes
The effective consolidated income tax rate was 10.2% and 18.0% in the third quarter and first nine months of 2026, respectively, compared to 20.6% and 20.2% in the third quarter and first nine months of 2025, respectively. The decrease in the effective tax rate for the third quarter and first nine months of 2026 reflects primarily the $124.9 bargain purchase gain recognized during the period, which is not taxable and creates a permanent book-to-tax difference.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Segment Underwriting Overview

Specialty Insurance

Summary Underwriting Results

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Revenues:
Net premiums written	$1,636.3	$1,481.1	$4,458.9	$4,114.3	$5,430.1	$5,030.5	$4,356.3
Net premiums earned	1,444.6	1,316.8	4,060.3	3,845.0	5,184.8	4,677.0	4,119.2
Other income	50.4	50.6	148.9	147.1	194.4	177.0	162.2

Expenses:
Loss and loss adjustment expenses	924.1	835.9	2,618.9	2,406.7	3,311.9	2,999.1	2,553.3
Underwriting, acquisition, and
other expenses:
Commissions	180.7	180.9	471.3	468.9	622.2	546.8	465.3
Insurance taxes, licenses,
and fees	63.4	56.1	170.3	149.0	203.0	172.7	159.8
Subtotal	244.1	237.1	641.6	618.0	825.2	719.6	625.2
General expenses	268.1	225.1	763.5	652.0	889.4	771.1	697.0
Total underwriting, acquisition,
and other expenses	512.3	462.2	1,405.2	1,270.0	1,714.7	1,490.8	1,322.2
Segment underwriting income	$58.5	$69.2	$185.1	$315.3	$352.6	$364.0	$406.0

Loss ratio:
Current year	64.8%	66.9%	65.2%	65.8%	66.8%	66.4%	67.7%
Prior years	(0.8)	(3.4)	(0.7)	(3.2)	(2.9)	(2.3)	(5.7)
Total	64.0	63.5	64.5	62.6	63.9	64.1	62.0
Expense ratio	32.0	31.3	30.9	29.2	29.3	28.1	28.2
Combined ratio	96.0%	94.8%	95.4%	91.8%	93.2%	92.2%	90.2%

Combined Ratio Analysis - Excluding Auto Warranty Write-Up to Retail
Loss ratio:
Current year	66.8%	68.0%	66.5%	66.6%	67.8%	67.3%	68.4%
Prior years	(0.8)	(3.5)	(0.7)	(3.2)	(3.0)	(2.3)	(5.7)
Total	66.0	64.5	65.8	63.4	64.8	65.0	62.7
Expense ratio	29.9	30.2	29.6	28.3	28.4	27.2	27.4
Combined ratio	95.9%	94.7%	95.4%	91.7%	93.1%	92.1%	90.0%

Specialty Insurance continued to produce growth and profitability, including an increasing contribution from start-up operating companies, reflecting the success of the Company’s specialty strategy and operational excellence initiatives. Seven Specialty Insurance operating companies continue to expand their writings of surplus lines business for property, general liability, and financial indemnity solutions. Several of the start-up operating companies also target the wholesale distribution channel, where excess & surplus solutions are prevalent.

Specialty Insurance net premiums written continues to reflect significant growth in auto warranty programs. This growth reflects a deliberate strategic initiative to expand presence in a market that serves as a source of diversification, as its performance is influenced more by the quality of partnerships and underlying programs than by the broader property and casualty underwriting cycle. Several of these auto warranty programs require net premiums written to include the retail selling price of service contracts, in addition to a corresponding commission expense recognized as the retail premiums are earned. The combined ratio analysis above illustrates the resulting increase in the expense ratios and corresponding decrease in the loss ratios.

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

Following the Company’s strategy to add operating companies narrow and deep in their specialty niche, Old Republic closed on its acquisition of ECM Insurance Group following conversion to a stock company in a sponsored demutualization transaction effective July 1, 2026. Specialty Insurance recognized a gain on the acquisition of $124.9 and ECM Insurance Group's current period results were accretive to this quarter's operating earnings.

Premiums & Fees
Specialty Insurance net premiums written increased 10.5% and 8.4% for the third quarter and first nine months of 2026, respectively. This reflects significant growth in the auto warranty program which, as previously discussed, requires a write-up to retail gross-up. Excluding the write-up to retail pricing, net premiums written increased 7.1% and 4.0% for the quarter and first nine months, respectively.

The percentage of net earned premiums for major insurance coverages in the Specialty Insurance segment was as follows:

	Specialty Insurance Net Earned Premiums by Type of Coverage
	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Commercial auto	40.8%	42.5%	41.9%	42.0%	42.1%	41.9%	41.0%
Workers' compensation	15.7	16.5	15.9	17.2	17.0	17.9	19.5
Property	13.1	11.1	12.1	10.9	11.0	10.4	9.1
General liability	10.3	11.1	10.7	10.7	10.9	10.2	8.5
Home and auto warranty	7.9	6.5	6.9	6.4	6.5	6.7	7.6
Financial indemnity	6.0	6.5	6.3	7.1	6.9	6.9	8.4
Other coverages	6.2%	5.8%	6.2%	5.7%	5.6%	6.0%	5.9%

Specialty Insurance net premiums earned increased 9.7% and 5.6% for the third quarter and first nine months of 2026, respectively, and 8.0% and 4.9% for the same periods when excluding the write-up to retail pricing. Growth was driven by a combination of premium rate increases and new business production (including an increasing contribution from start-up operating companies), and the acquisition of ECM Insurance Group. Earned premium growth rate was most pronounced within property and auto warranty coverages, while Canadian travel accident and trucking declined. Commercial auto and general liability continued to achieve rate increases.

Loss and Loss Adjustment Expenses

The percentage of net loss and loss adjustment expenses measured against premiums earned by major types of insurance coverage were as follows:

	Specialty Insurance Loss Ratios by Type of Coverage
	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Commercial auto	71.0%	68.3%	70.3%	69.6%	72.3%	72.4%	71.5%
Workers' compensation	62.7	63.8	61.9	56.9	59.0	48.0	41.4
Property	43.2	54.7	43.1	50.2	52.0	49.9	60.4
General liability	71.9	59.3	66.8	63.9	62.0	71.6	72.5
Home and auto warranty	49.8	62.6	53.1	58.2	54.9	58.2	65.5
Financial indemnity	65.4	42.4	73.2	50.4	48.0	63.9	48.2
Other coverages	68.2	76.7	73.8	69.6	71.7	73.1	65.9
All coverages	64.0%	63.5%	64.5%	62.6%	63.9%	64.1%	62.0%

Overall, the 2026 loss ratios for Specialty Insurance reflect lower levels of favorable prior year loss reserve development partially offset by an improvement in current year losses.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Net reserve development in the quarter came primarily from:

•Commercial auto with favorable development predominantly from accident years 2018 through 2023 and 2025, partially offset by unfavorable development from accident year 2024. The reserves set during 2025 for the liability portion of long-haul trucking for accident year 2025 are holding as paid claims and case reserve development were within expectations.
•Workers’ compensation with favorable development in most years outside of the hold periods (predominantly from accident years 2018 through 2022), partially offset by unfavorable development in more recent years within the hold periods (primarily 2024 and 2025). While the reserving fundamentals remain solid, there is always the possibility of an isolated large loss emerging in a given quarter.
•Property with a strong level of favorable development that was significantly higher than last year, predominantly from accident years 2022, 2023, and 2025.
•General liability with unfavorable development predominantly from accident years 2022 through 2025, partially offset by favorable development in 2019 through 2021.
•Financial indemnity with unfavorable development predominantly from 2023 through 2025, partially offset by favorable development in 2019, 2020, and 2022.

Sales and General Expenses
Growth in auto warranty business that requires the inclusion of the retail write-up in net premiums written with a corresponding commission expense is contributing to a higher expense ratio as the net premiums written is earned (typically over a four- to seven-year period). The impact is expected to continue to increase due to anticipated growth in this business. Additionally, the expense ratio for the third quarter 2026 includes a $20 credit loss (1.4 points) from a guaranteed asset protection account. This was offset by lower acquisition costs from changes in mix, and the impact of a third quarter 2025 true-up of ceding commissions (0.9 points).

Expense ratios continue to reflect investments in start-up operating companies which are not at scale, information technology modernization, D&A, and AI, including the additional personnel costs to manage all of these key initiatives. Specialty Insurance has started up seven new operating companies in the last five years that are not yet at full scale. Depending on the operating company, it can take three to five years before scale is achieved, and the operating company becomes accretive to earnings.

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

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Title Insurance

Summary Underwriting Results

	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Revenues:
Net premiums earned	$756.0	$699.5	$2,074.3	$1,876.3	$2,594.4	$2,334.6	$2,300.9
Title, escrow, and other fees	67.2	67.5	199.5	193.6	264.1	284.4	261.8
Total premiums and fees[1]	823.3	767.0	2,273.9	2,070.0	2,858.6	2,619.1	2,562.8
Other income	0.2	0.1	0.5	0.4	0.6	0.6	0.7

Expenses:
Loss and loss adjustment expenses	17.0	20.3	57.9	56.7	62.2	46.1	48.7
Underwriting, acquisition, and
other expenses:
Commissions	539.5	489.6	1,459.6	1,295.1	1,784.8	1,601.2	1,608.1
Insurance taxes, licenses,
and fees	12.9	11.6	34.9	30.2	45.0	37.5	18.7
Subtotal	552.4	501.3	1,494.6	1,325.4	1,829.9	1,638.7	1,626.8
General expenses	221.7	217.6	652.5	665.7	897.1	855.1	812.4
Total underwriting, acquisition,
and other expenses	774.2	719.0	2,147.1	1,991.1	2,727.0	2,493.8	2,439.3
Segment underwriting income	$32.3	$27.8	$69.3	$22.5	$69.9	$79.7	$75.4

Loss ratio:
Current year	3.7%	3.5%	3.7%	3.5%	3.4%	3.4%	3.7%
Prior years	(1.6)	(0.8)	(1.2)	(0.8)	(1.2)	(1.6)	(1.8)
Total	2.1	2.7	2.5	2.7	2.2	1.8	1.9
Expense ratio	94.0	93.7	94.4	96.2	95.4	95.2	95.2
Combined ratio	96.1%	96.4%	96.9%	98.9%	97.6%	97.0%	97.1%

Title Insurance experienced increased underwriting income in both the third quarter and first nine months of 2026 compared to last year, driven by growth in net premiums and fees earned, higher levels of favorable reserve development, and improved operating leverage from expense management, partially offset by an increase in agency commissions resulting from higher agency production relative to direct business. Title Insurance continued to make progress toward its targeted combined ratio range despite ongoing challenges in the real estate market and seasonal nature of this business.
1 Title loss, expense, and combined ratios are calculated on the basis of combined net premiums and fees earned.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Premiums & Fees

The following table shows the percentage distribution of Title Insurance premium and fee revenues by production sources:

	Premium and Fee Production by Source
	Quarters Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2026	2025	2026	2025	2025	2024	2023
Direct Operations	18.7%	20.1%	20.4%	21.6%	21.9%	23.0%	21.0%
Independent Title Agents	81.3%	79.9%	79.6%	78.4%	78.1%	77.0%	79.0%

Title Insurance net premiums and fees earned increased 7.3% and 9.8% for the third quarter and first nine months of 2026. Although interest rates increased in the quarter, Title Insurance delivered solid growth supported by continued strength in the agency channel. Agency premiums, which are reported on a lag relative to direct premiums, experienced solid growth from the segment's national presence, while directly produced premiums with a more limited geographical reach were relatively flat as a result of the interest rate environment. Commercial premiums represented nearly 24% of net premiums earned in the third quarter 2026 compared to 26% in the third quarter 2025, and residential refinancing activity was generally consistent over the same periods.

Loss and Loss Adjustment Expenses

Title Insurance loss ratios have remained in the low single digits for a number of years due to a continuation of favorable trends in claims frequency and severity. The loss ratios for Title Insurance in the third quarter and first nine months of 2026 improved slightly from last year, reflecting a higher level of favorable prior year loss reserve development. The favorable development in the third quarter 2026, primarily from years 2019, 2021, and 2022, was partially offset by unfavorable development from 2024.

Sales and General Expenses

The expense ratio for the quarter increased slightly due to commissions on a higher volume of agency business, while ratio for the first nine months improved. Both 2026 periods benefited from an ongoing focus on operational efficiency, expense management, and scale. In addition, the expense ratio for the first nine months of 2025 included approximately $15 (0.7 points) in litigation settlement expenses; excluding this impact, the expense ratio for the first nine months improved 1.1 points.

FINANCIAL CONDITION

The resiliency of Old Republic’s business model rests on the 22 different operating companies within both Specialty Insurance and Title Insurance. Each operating company is a specialist, narrow and deep in their specialty niche, with a keen focus on service, including distribution, claims, underwriting, and risk control. They operate with autonomy and accountability, with the attendant benefits of diversification to manage risk. The portfolio of diverse specialty businesses is supported by a strong balance sheet, conservatively managed and reflected by an A+ rating from A.M. Best. Old Republic’s ongoing profitability and strong balance sheet has enabled the return of a record amount of capital to shareholders in recent years. With 7.6% insider ownership, Old Republic’s employees, officers, and directors are directly aligned with shareholder value creation.

Balance Sheet Metrics and Performance Statistics

	September 30,	December 31,
	2026	2025
Total investments	$16,666.4	$16,839.0
Total assets	31,471.7	29,862.7
Long-term debt	1,749.7	1,589.9
Total liabilities	25,580.8	23,934.2
Total shareholders' equity	5,875.3	5,914.0
Book value per share	24.65	24.21
Debt-to-equity ratio	29.8%	26.9%

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Total assets at September 30, 2026 increased 5.4% from year-end 2025. The increase was driven by the acquisition of ECM Insurance Group, debt refinancing activity which resulted in a net increase of $150.0 to assets and debt, and strong operating cash flows, partially offset by the return of excess capital – including the $615.2 special dividend paid during the first quarter 2026, and a 1.0% decline in total investments due to lower investment valuations. Total liabilities increased 6.9% from year-end 2025, reflecting a higher level of policy liabilities driven by business growth. Shareholders’ equity decreased 0.7%. The debt-to-equity ratio increased from 26.9% at year-end 2025 to 29.8%, reflecting a net increase of $150.0 to total capitalization during the year.

Old Republic’s growth in book value per share including dividends is one of the various markers of performance and strength, calculated as the sum of the annual change in book value per share plus dividends declared. As shown in the tables below, this amounts to 5.7% for the first nine months of 2026, compared with 18.5% for the same period in 2025. The primary drivers and total of Old Republic’s growth in book value are shown in the tables below.

Drivers of Growth in Book Value Including Dividends

	Nine Months Ended
	September 30,
	2026	2025
Net operating income	9.2%	10.9%
Net realized investment gains	4.0	2.2
Net unrealized investment gains (losses) on fixed income securities	(7.8)	4.4
Total net realized and unrealized investment gains (losses)	(3.9)	6.6
Bargain purchase gain	2.1	—
Other	(1.8)	1.0
Total	5.7%	18.5%

The growth in book value for the first nine months of 2026 was driven by net operating income, realized and unrealized investment gains (losses), and bargain purchase gain, partially offset by the dilutive effect of share repurchase activity. Repurchasing shares at valuations above book value per share has an immediate dilutive impact with the accretive effects coming from sharing future income with fewer shareholders. Management considers this balance, among other factors, when making return of capital decisions.

Growth in Book Value Including Dividends

	Nine Months Ended
	September 30,
	2026	2025
End of period book value	$24.65	$26.19
Less: Beginning of period book value	24.21	22.84
Change in book value	0.44	3.35
Dividend declared to shareholders	0.945	0.870
Total	$1.39	$4.22

Total from change in book value	1.8%	14.7%
Total from dividends declared to shareholders	3.9	3.8
Total growth in book value including dividends	5.7%	18.5%

Investment Portfolio

Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. At both September 30, 2026 and December 31, 2025, nearly all of the Company's investments consisted of marketable securities. The investment portfolio has extremely limited exposure to high risk or illiquid asset classes such as limited partnerships, derivatives, hedge funds, or private equity investments. In addition, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities with values predicated on non-regulated financial instruments with unfunded counterparty risk attributes. At September 30, 2026, the Company had no fixed income securities in default as to principal and/or interest.

The fixed income portfolio continues to be the anchor for the operating companies' obligations. The maturities of fixed income securities are generally matched to the expected liabilities for claim payment obligations to policyholders

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

and their beneficiaries.

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

The following tables show certain information relating to the Company's fixed income and equity portfolios as of the dates shown.

Fixed Income Securities Stratified by Credit Quality[1]

	September 30,	December 31,
	2026	2025
Aaa	0.8%	1.1%
Aa	22.3	23.1
A	44.0	42.5
Baa	32.0	32.3
Total investment grade	99.1	99.0
Non-investment grade or non-rated issuers	0.9	1.0
Total	100.0%	100.0%
With approximately 99% of the Company's fixed income securities considered investment grade at September 30, 2026 and December 31, 2025, tight credit spreads have resulted in a preference toward purchases of higher-rated securities in recent years.

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Fixed Income Securities

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Investment Grade Fixed Income Securities by Industry Concentration:
Basic Materials	$40.8	$0.2	$0.5	$40.5
Industrial	18.7	—	1.0	17.7
Consumer, Non-Cyclical	18.0	—	0.2	17.7
Consumer, Cyclical	13.2	—	0.4	12.8
Other (includes three industry groups)	22.7	0.7	0.2	23.2
Total	$113.6	$1.0	$2.5	$112.1

Investment Grade Fixed Income Securities by Industry Concentration:
Utilities	$2,427.6	$1.4	$78.3	$2,350.7
Consumer, Non-cyclical	2,284.4	1.9	62.0	2,224.3
Government	1,655.6	0.1	74.9	1,580.9
Industrial	1,609.7	2.4	38.8	1,573.3
Financial	1,598.3	2.8	31.2	1,569.9
Consumer, Cyclical	822.1	1.4	16.9	806.6
Energy	756.1	1.0	21.9	735.1
Other (includes four industry groups)	1,217.0	1.0	35.1	1,182.9
Total	$12,371.3	$12.3	$359.5	$12,024.0

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment and not indicative of a deterioration of credit quality. Consistent with a higher interest rate environment, gross unrealized gains have decreased while gross unrealized losses have increased.

1 Credit quality ratings referred to herein are a blend of those assigned by the major credit rating agencies for U.S. and Canadian Governments, Agencies, and Corporate issuers.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Gross Unrealized Gains and Losses Stratified by Industry Concentration for Equity Securities

September 30, 2026	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities by Industry Concentration:
Consumer, Non-cyclical	$426.5	$245.7	$17.8	$654.4
Utilities	345.2	149.8	7.3	487.7
Industrial	124.6	248.9	3.5	370.0
Energy	87.1	160.5	—	247.6
Consumer, Cyclical	62.8	61.1	1.0	122.9
Financial	53.0	79.4	—	132.4
Other (includes five industry groups)	102.0	137.6	2.7	236.9
Total	$1,201.6	$1,083.3	$32.6	$2,252.3

The Company's equity portfolio consists primarily of high-quality common stocks of U.S. companies with long-term records of reasonable earnings growth and steadily increasing dividends. The Company's invested asset base in equity securities has remained relatively consistent in recent years. In relation to the S&P 500 index, the portfolio is overweight in consumer non-cyclical, utilities, industrial, and energy, while being underweight in technology, communications, and financial. Net unrealized gains declined during the quarter due to unfavorable changes in market valuations.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Income Securities

	Amortized Cost		Gross Unrealized Losses
September 30, 2026	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$851.3	$19.4	$3.5	$0.2
Due after one year through five years	4,853.8	38.7	122.3	1.4
Due after five years through ten years	4,790.2	14.7	221.9	0.8
Due after ten years	251.4	—	14.2	—
Total	$10,746.9	$72.9	$362.0	$2.5

Total gross unrealized losses on fixed income securities increased from year-end 2025. This increase is evident across all maturity categories, with the most pronounced impact reflected in fixed income securities with maturities of greater than five years. This aligns with the duration profile of the portfolio, where longer-dated securities are typically more sensitive to changes in interest rates.

Actual maturities may differ from contractual maturities due to rights to call or prepay obligations.

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses for All Fixed Income Securities

	Amount of Gross Unrealized Losses
September 30, 2026	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Unrealized Loss Position:
Fixed Income Securities:
One to six months	$231.6	$—	$—	$231.6
Seven to twelve months	85.9	—	—	85.9
More than twelve months	44.4	—	—	44.4
Total	$362.0	$—	$—	$362.0

In the above tables, the unrealized losses on fixed income securities are primarily deemed to reflect changes in the interest rate environment and are not indicative of a deterioration of credit quality.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Age Distribution of Fixed Income Securities

	September 30,	December 31,
	2026	2025
Maturity Ranges:
Due in one year or less	10.2%	10.9%
Due after one year through five years	47.4	46.6
Due after five years through ten years	40.3	38.9
Due after ten years through fifteen years	2.0	3.5
Due after fifteen years	0.1	0.1
Total	100.0%	100.0%

Average Maturity in Years	4.7	4.6
Duration	3.9	3.9

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

Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of September 30, 2026 implies that a 100-basis point parallel increase in interest rates from current levels would result in a decline in the fair value of the fixed income investment portfolio of approximately 3.9%.

Liquidity and Capital Resources

The parent holding company meets its liquidity and capital needs principally through dividends and interest on intercompany financing arrangements paid by its subsidiaries. The insurance subsidiaries' ability to pay dividends and interest to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities. Based on year-end 2025 data, the maximum amount of ordinary dividends that can be paid to the parent company by its insurance and a small number of non-insurance company subsidiaries during 2026 without prior approval of appropriate regulatory authorities is approximately $984.8, of which $510.0 has been received through September 30, 2026, and $107.5 was received subsequent to the end of the quarter. In addition, as part of the Company’s capital management initiatives, certain insurance subsidiaries obtained regulatory approval to accelerate payment of ordinary dividends originally planned to be paid to the parent company next year. The liquidity achievable through such permitted dividend payments is sufficient to cover the parent holding company's currently expected regularly recurring cash outflows represented mostly by interest, anticipated dividend payments to shareholders, operating expenses, and the near-term capital needs of its operations.

Old Republic's total capitalization of $7,625.0 at September 30, 2026 consisted of debt of $1,749.7 and shareholders' equity of $5,875.3. Changes in the shareholders' equity account for the period then ended reflect primarily net operating income, net investment gains (losses), dividend payments to shareholders, share repurchases, and the bargain purchase gain recognized on the ECM Insurance Group acquisition effective July 1, 2026. Changes in the debt balance reflect the issuance of $700.0 aggregate principal amount of Senior Notes in May 2026 and the maturity and repayment of the $550.0 Senior Notes in August 2026. At September 30, 2026, the Company's consolidated debt-to-equity ratio was 29.8%.

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

During the quarter, the Company returned total capital to shareholders of $190.2, comprised of $76.3 in dividends and $113.8 in share repurchases (2.7 million shares at an average price of $41.54 per share). During the first nine months, the Company returned total capital to shareholders of $565.2, comprised of $229.7 in dividends and $335.4 in share repurchases (8.1 million shares at an average price of $41.08 per share). Following the close of the quarter and through October 28, 2026, the Company repurchased $66.7 of additional shares (1.7 million shares at an average price of $38.93 per share), leaving $454.5 remaining under the current authorization.

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

CRITICAL ACCOUNTING ESTIMATE

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

OLD REPUBLIC INTERNATIONAL CORPORATION

FORWARD-LOOKING STATEMENTS

Reference is here made to "Segment Information" appearing elsewhere in this report.

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

Old Republic's market risk exposures at September 30, 2026 have not materially changed from those identified in the Company's 2025 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three-month period ended September 30, 2026, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table summarizes share repurchase activity for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans ($ in Millions)
July 1 - July 31, 2026	156,520	$43.53	156,520	$628.2
August 1 - August 31, 2026	977,323	$42.56	977,323	586.2
September 1 - September 30, 2026	1,606,650	$40.03	1,606,650	521.2
Total	2,740,493	$41.13	2,740,493	$521.2

(1) On March 1, 2024, the Company announced a share repurchase program authorizing the repurchase of up to $1.1 billion in shares of the Company's common stock (the 2024 authorization). This authorization was completed during the first quarter 2026. On August 19, 2025, the Company announced a share repurchase program authorizing the repurchase of up to an additional $750.0 million in shares of the Company's common stock (the 2025 authorization), which commenced immediately following the completion of the 2024 authorization. During the third quarter 2026, the Company repurchased 2.7 million shares for $112.7 (average price of $41.13), leaving $521.2 remaining under the 2025 authorization. Following the close of the quarter and through October 28, 2026, the Company repurchased 1.7 million additional shares for $66.0 (average price of $38.54).

Item 5 - Other Information

During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

Old Republic International Corporation
(Registrant)
Date:	October 30, 2026

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